Form 10-Q
period 2007-05-31
Discover Financial Services
filed 2007-07-12
CIK 1393612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

For the transition period from                     to

Commission File No. 001-33378

DISCOVER FINANCIAL SERVICES

(Exact name of registrant as specified in its charter)

Delaware	36-2517428
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2500 Lake Cook Road, Riverwoods, Illinois	60015
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 224-405-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

As of July 10, 2007 there were 477,235,927 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES

FORM 10-Q

INDEX

May 31, 2007

Introductory Note

On June 30, 2007, Morgan Stanley distributed to its stockholders all of its shares of Discover Financial Services, formerly a wholly-owned subsidiary. On that day, Morgan Stanley distributed one share of Discover common stock for every two shares of Morgan Stanley common stock outstanding as of the close of business on June 18, 2007 (“the Distribution”).

In connection with the Distribution, we filed a Registration Statement on Form 10 (File No. 001-33378) with the Securities and Exchange Commission that was declared effective on June 1, 2007. Discover Financial Services’ information statement dated June 1, 2007, which describes for stockholders the details of the Distribution and provides information as to the business and management of Discover Financial Services, was mailed to Morgan Stanley stockholders shortly after the June 1, 2007 effective date of the information statement.

Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its combined subsidiaries and “Morgan Stanley” refers to Morgan Stanley and its consolidated subsidiaries.

We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover, PULSE, Cashback Bonus, ShopDiscover, Discover Motiva Card, Miles by Discover Card, Discover Open Road Card, Discover Network and Goldfish. All other trademarks, trade names and service marks included in this quarterly report are the property of their respective owners.

As discussed in Part I of this report, the historical financial statements included in this report represent a combined reporting entity comprised of the assets and liabilities used in managing and operating the Discover segment of Morgan Stanley.

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of Discover Financial Services’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements:

•	the actions and initiatives of current and potential competitors;

•	our ability to manage credit risks and securitize our receivables at acceptable rates;

•	changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt;

•	the level and volatility of equity prices, commodity prices and interest rates, currency values, investments and other market indices;

•	the availability and cost of funding and capital;

•	access to U.S. or U.K. debt markets;

•	the ability to increase or sustain Discover Card usage or attract new cardmembers and introduce new products or services;

•	our ability to attract new merchants and maintain relationships with current merchants;

•	material security breaches of key systems;

•	unforeseen and catastrophic events;

•	our reputation;

•	the potential effects of technological changes;

•	the effect of political, economic and market conditions and geopolitical events;

•	unanticipated developments relating to lawsuits, investigations or similar matters;

•	the impact of current, pending and future legislation, regulation and regulatory and legal actions;

•	our ability to attract and retain employees;

•	the ability to protect our intellectual property;

•	the impact of our separation from Morgan Stanley;

•	the impact of any potential future acquisitions;

•	investor sentiment; and

•	the restrictions on our operations resulting from indebtedness incurred during our separation from Morgan Stanley.

These forward-looking statements speak only as of the date of the filing of this quarterly report, and there is no undertaking to update or revise them as more information becomes available. Additional factors that could cause Discover Financial Services’ results to differ materially from those described in the forward-looking statements can be found in the Company’s Form 10, as amended, filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

Part 1. Financial Information

Item 1. Financial Statements

DISCOVER FINANCIAL SERVICES

Condensed Combined Statements of Financial Condition

	May 31, 2007 (unaudited)	November 30, 2006
	(dollars in thousands)
Assets
Cash and due from banks	$359,206	$334,035
Federal Funds sold	7,518,000	525,000
Commercial paper	15,736	15,322

Cash and cash equivalents	7,892,942	874,357
Interest-earning deposits in other banks	—	—
Investment securities:
Available-for-sale (amortized cost of $2,000 at May 31, 2007 and November 30, 2006)	2,109	2,314
Held-to-maturity (market value $91,859 at May 31, 2007 and $82,241 November 30, 2006, respectively)	94,549	82,097
Loan receivables:
Loans held for sale	504,128	1,056,380
Loan portfolio:
Credit card	22,047,696	22,535,181
Commercial loans	150,761	59,089
Other consumer loans	85,457	92,100

Total loan portfolio	22,283,914	22,686,370

Total loan receivables	22,788,042	23,742,750
Allowance for loan losses	(788,748)	(832,483)

Net loan receivables	21,999,294	22,910,267
Accrued interest receivable	139,618	123,955
Amounts due from asset securitization	3,570,893	3,169,895
Premises and equipment, net	658,203	660,900
Goodwill	535,660	533,728
Intangible assets, net	200,038	201,177
Other assets	579,262	508,552

Total assets	$35,672,568	$29,067,242

Liabilities and Stockholder’s Equity
Deposits:
Interest-bearing deposit accounts	$23,049,384	$13,238,827
Non-interest bearing deposit accounts	76,145	105,032

Total deposits	23,125,529	13,343,859
Short-term borrowings:
Short-term borrowings from Morgan Stanley	3,542,153	6,639,678
Term Federal Funds purchased	530,000	100,000

Total short-term borrowings	4,072,153	6,739,678
Long-term borrowings:
Long-term borrowings from Morgan Stanley	692,860	1,251,662
Other long-term debt and bank notes .	255,372	255,916

Total long-term borrowings	948,232	1,507,578
Accrued interest payable	236,205	135,464
Accrued expenses and other liabilities	1,510,165	1,565,891

Total liabilities	29,892,284	23,292,470
Commitments, contingencies and guarantees (Note 10)
Stockholder’s Equity:
Common stock ($100 par value; 50,000 shares authorized; 1,000 shares issued and outstanding as of May 31, 2007 and November 30, 2006)	100	100
Paid-in capital	2,698,585	2,636,265
Retained earnings	2,951,295	3,008,421
Accumulated other comprehensive income	130,304	129,986

Total stockholder’s equity	5,780,284	5,774,772

Total liabilities and stockholder’s equity	$35,672,568	$29,067,242

See Notes to Condensed Combined Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Combined Statements of Income

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
	(unaudited)
	(dollars in thousands)
Interest income:
Consumer loans	$567,852	$549,893	$1,204,751	$1,090,192
Commercial loans	406	—	601	—
Federal Funds sold	75,689	12,629	80,710	14,270
Commercial paper	211	161	415	304
Investment securities	1,294	652	2,477	1,061
Deposits in other banks	—	16	—	32
Other interest income	57,913	43,830	94,716	87,753

Total interest income	703,365	607,181	1,383,670	1,193,612
Interest expense:
Deposits	267,929	163,259	455,187	326,614
Short-term borrowings:
Short-term borrowings from Morgan Stanley	40,714	32,726	110,751	83,173
Other short-term borrowings	9,439	1,084	15,872	1,084

Total short-term borrowings	50,153	33,810	126,623	84,257
Long-term borrowings:
Long-term borrowings from Morgan Stanley	14,499	16,918	31,123	28,846
Other long-term debt and bank notes	3,672	3,349	7,279	6,365

Total long-term borrowings	18,171	20,267	38,402	35,211

Total interest expense	336,253	217,336	620,212	446,082

Net interest income	367,112	389,845	763,458	747,530
Provision for loan losses	203,287	129,502	398,673	284,330

Net interest income after provision for loan losses	163,825	260,343	364,785	463,200
Other income:
Securitization income	601,822	651,224	1,122,444	1,247,092
Loan fee income	82,070	90,929	182,816	179,498
Discount and interchange revenue	69,498	78,090	152,297	175,900
Insurance	49,034	47,206	100,389	94,786
Merchant fees	23,853	27,578	49,178	50,534
Transaction processing revenue	25,187	23,106	49,697	46,923
Other income	20,229	13,894	40,549	26,569

Total other income	871,693	932,027	1,697,370	1,821,302

Other expense:
Employee compensation and benefits	234,373	223,296	467,691	461,135
Marketing and business development	140,930	142,149	283,274	260,771
Information processing and communications	96,622	95,625	190,073	186,039
Professional fees	113,264	90,864	194,221	155,693
Premises and equipment	24,350	21,339	47,160	44,847
Other	93,453	74,761	175,749	146,784

Total other expense	702,992	648,034	1,358,168	1,255,269

Income before income tax expense	332,526	544,336	703,987	1,029,233
Income tax expense	123,284	201,058	261,113	380,532

Net income	$209,242	$343,278	$442,874	$648,701

Pro forma earnings per common share:
Basic	$0.44	$0.72	$0.93	$1.36

See Notes to Condensed Combined Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Combined Statements of Changes in Stockholder’s Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	(unaudited)
	(dollars in thousands)
Balance at November 30, 2005	$100	$2,123,324	$2,431,805	$45,220	$4,600,449
Comprehensive income:
Net income	—	—	648,701	—	648,701
Foreign currency translation (accumulated amount of $80,497 at May 31, 2006)	—	—	—	35,268	35,268
Net unrealized losses on investment securities	—	—	—	(276)	(276)
Other	—	—	—	(74)	(74)

Other comprehensive income	—	—	—	—	34,918

Comprehensive income	—	—	—	—	683,619
Capital contribution from Morgan Stanley	—	462,827	—	—	462,827

Balance at May 31, 2006	$100	$2,586,151	$3,080,506	$80,138	$5,746,895

Balance at November 30, 2006	$100	$2,636,265	$3,008,421	$129,986	$5,774,772
Comprehensive income:
Net income	—	—	442,874	—	442,874
Foreign currency translation (accumulated amount of $130,404 at May 31, 2007)	—	—	—	419	419
Net unrealized losses on investment securities	—	—	—	(132)	(132)
Other	—	—	—	31	31

Other comprehensive income	—	—	—	—	318

Comprehensive income	—	—	—	—	443,192
Capital contribution from Morgan Stanley	—	62,320	—	—	62,320
Cash dividends paid to Morgan Stanley	—	—	(500,000)	—	(500,000)

Balance at May 31, 2007	$100	$2,698,585	$2,951,295	$130,304	$5,780,284

See Notes to Condensed Combined Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Combined Statements of Cash Flows

	For Six Months Ended May 31,
	2007	2006
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net income	$442,874	$648,701
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sale of mortgages and installment loans	(1,773)	(3,974)
Net principal disbursed on loans originated for sale	(54,709)	(104,452)
Proceeds from sale of loans originated for sale	56,102	90,018
Deferred income taxes	(6,775)	65,967
Depreciation and amortization on premises and equipment	61,490	54,234
Other depreciation and amortization	63,199	53,242
Provision for loan losses	398,673	284,330
Amortization of deferred revenues	(9,550)	(15,362)
Changes in assets and liabilities:
Increase in amounts due from asset securitizations	(400,528)	(479,253)
Increase in other assets	(102,564)	(882)
Increase in accrued expenses and other liabilities	55,442	103,262

Net cash provided by operating activities	501,881	695,831
Cash flows from investing activities
Net proceeds from (payments for):
Business and other acquisitions	(5,000)	(1,871,764)
Maturities of investment securities held-to-maturity	4,449	2,545
Purchases of investment securities held-to-maturity	(16,847)	(46,763)
Proceeds from securitization and sale of loans held for investment	5,294,240	6,794,795
Net principal disbursed on loans held for investment	(4,795,355)	(4,539,768)
Purchases of premises and equipment	(58,915)	(66,818)

Net cash provided by investing activities	422,572	272,227
Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(2,621,768)	897,256
Proceeds from issuance of long-term debt	—	620,772
Repayment of long-term debt and bank notes	(563,579)	—
Net increase (decrease) in deposits	9,779,434	(2,475,489)
Cash dividends paid to Morgan Stanley	(500,000)	—

Net cash provided by (used for) financing activities	6,094,087	(957,461)
Effect of exchange rate changes on cash and cash equivalents	45	(237)

Net increase in cash and cash equivalents	7,018,585	10,360
Cash and cash equivalents, at beginning of period	874,357	555,482

Cash and cash equivalents, at end of period	$7,892,942	$565,842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest expense paid	$536,824	$466,800

Income taxes, net of income tax refunds	$191,471	$243,652

Non-cash transactions:
Capital contributions from Morgan Stanley	$62,320	$462,827

See Notes to Condensed Combined Financial Statements.

Notes to Condensed Combined Financial Statements

(unaudited)

1. Formation of the Company and Basis of Presentation

Distribution. On December 19, 2006, Morgan Stanley, a global financial services firm, announced that its Board of Directors had authorized the distribution of its Discover segment to the holders of Morgan Stanley common stock (the “Distribution”). The Distribution occurred on June 30, 2007 at which time Discover Financial Services (“DFS” or the “Company”) became an independent, publicly-owned company. Prior to the Distribution, the Discover segment comprised Discover Financial Services, a wholly-owned subsidiary of Morgan Stanley, as well as certain other subsidiaries and assets related to credit card operations in the United Kingdom (“U.K.”) contributed to the Discover segment by Morgan Stanley. DFS is a Delaware corporation whose principal subsidiaries include DFS Services LLC (formerly Discover Financial Services LLC), a Delaware limited liability company headquartered in Riverwoods, Illinois and two Delaware state-chartered banks, Discover Bank and Bank of New Castle, both of which are regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Delaware State Bank Commissioner. Prior to the date of the Distribution, a total of 50,000 shares of common stock of DFS were authorized with par value of $100 per share, and 1,000 shares were issued and outstanding. On the date of the Distribution, the Company increased the number of authorized shares to 2,200,000,000, consisting of 2,000,000,000 shares of common stock and 200,000,000 shares of preferred stock.

Basis of Presentation. The accompanying condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete combined financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The November 30, 2006 condensed combined statement of financial condition has been derived from audited financial statements. These condensed combined financial statements should be read in conjunction with the Company’s 2006 combined financial statements filed with the Company’s registration statement on Form 10, as amended.

These accompanying condensed combined financial statements reflect the historical condensed combined results of operations, financial condition and cash flows of the Morgan Stanley subsidiaries that comprised its Discover segment (as described in the preceding section) for the periods presented. The condensed combined statements of income reflect intercompany expense allocations made to the Discover segment by Morgan Stanley for certain corporate functions such as treasury, financial control, human resources, internal audit, legal, investor relations and various other functions historically provided by Morgan Stanley. Where possible, these allocations were made on a specific identification basis. Otherwise, such expenses were allocated by Morgan Stanley based on relative percentages of headcount or some other basis depending on the nature of the cost that was allocated. These historical cost allocations may not be indicative of costs the Company will incur to obtain these same services as an independent entity. See Note 14: Related Party Transactions for further information on expenses allocated by Morgan Stanley. Prior to the Distribution from Morgan Stanley, the Company entered into certain transitional services agreements with Morgan Stanley and its subsidiaries to obtain certain corporate services for a period generally not expected to exceed eighteen months at prices negotiated between the two companies. As a stand-alone entity, the Company expects to incur expenses that may not be comparable in future periods to what is reported for the historical periods presented in these condensed combined financial statements.

These financial statements present the condensed combined financial condition, results of operations, and cash flows of the Company, which prior to the Distribution was under the common control and management of Morgan Stanley. The historical financial results in the condensed combined financial statements presented may not be indicative of the results that would have been achieved had the Company operated as a separate, stand-alone entity during those periods. The condensed combined financial statements presented do not reflect any changes that may occur in the financing and operations of the Company as a result of the Distribution. The Company is expected to have a capital structure different from the capital structure in the condensed combined financial statements and accordingly, interest expense is not necessarily indicative of the interest expense the Company would have incurred as a separate, independent company. However, management believes that the condensed combined financial statements include all adjustments necessary for a fair presentation of the business. All intercompany balances and transactions of the Company have been eliminated.

Principles of Consolidation. The condensed combined financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. However, the Company did not have a controlling financial interest in any entity other than its wholly-owned subsidiaries in the periods presented in the accompanying condensed combined financial statements. It is also the Company’s policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003)-an interpretation of ARB No. 51 (“FIN 46R”). However, the Company has determined that it was not the primary beneficiary of any variable interest entity in the periods presented in the accompanying condensed combined financial statements. For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. In cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

Whenever the Company securitizes credit card receivables, it does so using trusts that are considered to be qualifying special purpose entities (“QSPEs”) under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended (“Statement No. 140”). As QSPEs, these trusts are specifically exempted from the consolidation provisions of FIN 46R. Pursuant to the provisions of Statement No. 140 and FIN 46R, these QSPEs are not consolidated by or combined with the Company and are therefore excluded from the accompanying condensed combined financial statements.

2. Description of Business

The Company is a leading credit card issuer and electronic payment services company. The Company’s business segments include U.S. Card, International Card and Third-Party Payments. The U.S. Card segment includes Discover Card-branded credit cards issued over the Discover Network and other consumer lending and deposit products offered primarily through the Company’s Discover Bank subsidiary. The International Card segment includes credit cards and consumer lending products and services in the United Kingdom. The Third-Party Payments segment includes PULSE, an automated teller machine, debit and electronic funds transfer network and the Company’s third-party payments business. See Note 13: Segment Disclosures for additional information about the Company’s operating segments.

3. Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company as of December 1, 2007. The Company has not determined the potential impact of adopting FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements

No. 87, 88, 106, and 132(R) (“Statement No. 158”). Statement No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or a liability. Statement No. 158 is effective for the Company as of November 30, 2007. Employees of the Company currently participate in Morgan Stanley’s pension and other postretirement plans. If Statement No. 158 had been applied as of November 30, 2006, based on a September 30, 2006 measurement date, the effect on the Company’s condensed combined statement of financial condition would be a pre-tax charge to its stockholder’s equity of approximately $56 million.

4. Loan Receivables

Loan receivables consist of the following (dollars in thousands):

	May 31, 2007	November 30, 2006
Loans held for sale:
Domestic	$504,128	$1,056,380

Total loans held for sale	504,128	1,056,380
Loan portfolio:
Credit card
Domestic	19,198,640	19,582,675
International	2,849,056	2,952,506

Total credit card	22,047,696	22,535,181
Commercial loans
Domestic	150,761	59,089

Total commercial loans	150,761	59,089

Total credit card, including consumer and commercial	22,198,457	22,594,270
Other consumer loans
Domestic	85,457	92,100

Total other consumer loans	85,457	92,100

Total loan portfolio	22,283,914	22,686,370

Total loan receivables	22,788,042	23,742,750
Allowance for loan losses
Domestic	(644,701)	(703,917)
International	(144,047)	(128,566)

Total allowance for loan losses	(788,748)	(832,483)

Net loan receivables	$21,999,294	$22,910,267

Proceeds from loan sales are as follows (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
Net proceeds from credit card securitizations	$3,718,075	$—	$5,294,240	$6,605,608
Net proceeds from mortgage and installment loan sales	28,780	69,282	54,329	271,559

Net proceeds from loan sales	$3,746,855	$69,282	$5,348,569	$6,877,167

Activity in the allowance for loan losses is as follows (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
Balance at beginning of period	$793,850	$784,982	$832,483	$838,848
Additions:
Provision for loan losses	203,287	129,502	398,673	284,330
Reserves acquired	—	9,259	—	52,816
Deductions:
Charge-offs	(257,614)	(192,089)	(538,398)	(491,970)
Recoveries	48,229	41,904	95,156	88,859

Net charge-offs	(209,385)	(150,185)	(443,242)	(403,111)
Translation adjustments and other	996	2,831	834	3,506

Balance at end of period	$788,748	$776,389	$788,748	$776,389

Information regarding net charge-off of interest and fee revenue on credit card loans is as follows (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
Interest accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$50,393	$44,202	$103,763	$82,499
Loan fees accrued subsequently charged off, net of recoveries (recorded as a reduction to loan fee income)	$21,094	$22,620	$43,634	$44,686

Information regarding loan receivables that are over 90 days delinquent and accruing interest is as follows (dollars in thousands):

	May 31, 2007	November 30, 2006
Domestic	$213,729	$244,669
International	35,225	38,997

Total loans over 90 days delinquent and accruing interest	$248,954	$283,666

Information regarding loan receivables that are not accruing interest is as follows (dollars in thousands):

	May 31, 2007	November 30, 2006
Domestic	$98,817	$110,486
International	157,650	143,435

Total loans not accruing interest	$256,467	$253,921

5. Deposits

The Company’s deposits consist of brokered and direct certificates of deposits, money market deposit accounts, and, to a lesser degree, deposits payable upon demand. All interest-bearing deposit accounts are derived from the domestic operations. A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	May 31, 2007	November 30, 2006(1)
Certificates of deposit in amounts less than $100,000	$17,261,974	$9,633,351
Certificates of deposit in amounts of $100,000 or greater	727,980	671,996
Savings deposits, including money market deposit accounts	5,059,430	2,933,480

Total interest-bearing deposits	$23,049,384	$13,238,827

Average annual interest rate	5.11%	4.68%

(1)	Certain balances in 2006 are reclassified to reflect clarifying bank regulatory guidance.

Money market deposit accounts include amounts obtained through the Morgan Stanley Global Wealth Management Bank Deposit Program. At May 31, 2007 and November 30, 2006, deposits generated through this program were $3.0 billion and $1.9 billion, respectively. See Note 14: Related Party Transactions herein for further information on this arrangement. Beginning the second quarter of 2007, Discover Bank entered into other similar programs with third parties. As of May 31, 2007, the balance of these deposits was $880.8 million.

At May 31, 2007 and November 30, 2006, non-interest bearing deposit accounts included $17.8 million and $28.7 million, respectively, derived from the Company’s U.K. operations.

At May 31, 2007, certificates of deposit maturing over the next five years and thereafter were as follows (dollars in thousands):

Year	Amount
2007	$4,199,805
2008	$5,575,870
2009	$3,095,270
2010	$2,177,888
2011	$684,272
Thereafter	$2,256,849

6. Short-Term Borrowings

Borrowings from Morgan Stanley. Short-term borrowings from Morgan Stanley consist of notes payable to Morgan Stanley and Federal Funds purchased from Morgan Stanley Bank, an FDIC-regulated banking subsidiary of Morgan Stanley, with original maturities less than one year. The following table identifies the balances and weighted average interest rates on short-term borrowings outstanding from Morgan Stanley at period end (dollars in thousands):

	May 31, 2007		November 30, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overnight Federal Funds purchased	$—	—	$3,000,000	5.31%
Notes payable to Morgan Stanley
Domestic	1,838,404	5.66%	1,811,124	5.46%
International	1,703,749	5.80%	1,828,554	5.25%

Short-term borrowings from Morgan Stanley	$3,542,153	5.73%	$6,639,678	5.34%

Short-term notes payable to Morgan Stanley have interest rates with spreads tied to a daily index, such as the effective Federal Funds rate for domestic short-term notes payable or the London Interbank Offered Rate (“LIBOR”) for international short-term notes payable. At May 31, 2007, the Federal Funds rate was 5.28% and LIBOR was 5.61%. At November 30, 2006, the Federal Funds rate was 5.31% and LIBOR was 5.13%. The amounts represent various short-term funding arrangements the Company has with Morgan Stanley that are payable upon demand. For the three months ended May 31, 2007 and 2006, interest expense on domestic short-term borrowings from Morgan Stanley was $16.1 million and $13.7 million, respectively. For the six months ended May 31, 2007 and 2006, interest expense on domestic short-term borrowings from Morgan Stanley was $62.1 million and $47.7 million, respectively. For the three months ended May 31, 2007 and 2006, interest expense on international short-term borrowings from Morgan Stanley was $24.6 million and $19.0 million, respectively. For the six months ended May 31, 2007 and 2006, interest expense on international short-term borrowings from Morgan Stanley was $48.7 million and $35.5 million, respectively.

Subsequent to May 31, 2007, the Company has repaid these short-term debt obligations with Morgan Stanley. See Note 14: Related Party Transactions herein for further disclosure concerning transactions with Morgan Stanley.

Borrowings with external parties. Short-term borrowings with external parties consist of term and overnight Federal Funds purchased with original maturities less than one year. The following table identifies the balances and weighted average interest rates on short-term borrowings outstanding with external parties at period end (dollars in thousands):

	May 31, 2007		November 30, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Term Federal Funds purchased	$530,000	5.34%	$100,000	5.35%

Term Federal Funds purchased with external parties at May 31, 2007 and November 30, 2006 had remaining maturities of 169 days or less. Interest expense on borrowings with external parties for the three months ended May 31, 2007 and 2006 was $9.4 million and $1.1 million, respectively. Interest expense on borrowings with external parties for the six months ended May 31, 2007 and 2006 was $15.9 million and $1.1 million, respectively.

7. Employee Compensation Plans

Certain employees of the Company have received share-based compensation under various Morgan Stanley executive compensation programs. Compensation expense reflects the adoption of the fair value method of accounting for share-based payments under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123R”) using the modified prospective approach as of December 1, 2004.

Statement No. 123R requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The fair value of restricted stock units is determined based on the number of units granted and the grant date fair value of common stock. The fair value of stock options is determined using the Black-Scholes valuation model.

The components of share-based compensation expense (net of cancellations) related to Company employees allocated to the Company and included in employee compensation and benefits expense are presented below (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006(1)
Deferred stock	$6,225	$5,037	$13,067	$17,686
Stock options	979	860	1,545	1,511
Employee Stock Purchase Plan	201	167	472	394

Total	$7,405	$6,064	$15,084	$19,591

(1)	Includes $7.1 million of accrued share-based compensation expense for Morgan Stanley equity awards granted to the Company’s retirement eligible employees in December 2005.

See “—Treatment of Employee Stock Options and Restricted Stock Units” in “The Distribution” section included in the Company’s Form 10, as amended, for further discussion.

Morgan Stanley/Discover 401(k) and Profit Sharing Awards. Eligible U.S. employees receive 401(k) matching contributions which are invested in Morgan Stanley common stock. Morgan Stanley also provides discretionary profit sharing to certain employees. The pre-tax expense associated with the 401(k) match and profit sharing related to the Company’s employees for the three months ended May 31, 2007 and 2006 was $4.2 million and $3.7 million, respectively, and for the six months ended May 31, 2007 and 2006 was $8.3 million and $7.6 million, respectively.

8. Employee Benefit Plans

The Company participates in defined benefit pension and other postretirement plans sponsored by Morgan Stanley for eligible U.S. employees. A supplementary pension plan covering certain executives is directly sponsored by the Company. The Company also participates in a separate defined contribution pension plan maintained by Morgan Stanley that covers substantially all of its non-U.S. employees.

The following tables present information for the Company’s net periodic benefit expense allocated to the Company for its pension and postretirement plans on an aggregate basis (dollars in thousands):

	Pension
	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
Service cost, benefits earned during the period	$4,825	$5,023	$9,650	$10,046
Interest cost on projected benefit obligation	4,951	4,585	9,902	9,170
Expected return on plan assets	(5,474)	(5,162)	(10,948)	(10,324)
Net amortization	515	1,021	1,030	2,042

Net periodic benefit expense	$4,817	$5,467	$9,634	$10,934

	Postretirement
	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
Service cost, benefits earned during the period	$274	$360	$548	$720
Interest cost on projected benefit obligation	328	359	656	718
Net amortization	(138)	(94)	(276)	(188)

Net periodic benefit expense	$464	$625	$928	$1,250

9. Income Taxes

Income tax expense consisted of the following (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
Current:
U.S. federal	$127,728	$194,759	$230,778	$288,563
U.S. state and local	11,494	14,847	22,296	30,034
International	7,544	(1,525)	14,167	(4,328)

Total	146,766	208,081	267,241	314,269
Deferred:
U.S. federal	(20,418)	(8,113)	(4,083)	65,958
U.S. state and local	(564)	(93)	(255)	(823)
International	(2,500)	1,183	(1,790)	1,128

Total	(23,482)	(7,023)	(6,128)	66,263

Income tax expense	$123,284	$201,058	$261,113	$380,532

The earnings of foreign subsidiaries encompassed in the U.K. operations have been earmarked for repatriation at May 31, 2007 and 2006 and were not considered to be permanently reinvested. Management anticipates reevaluating this position subsequent to the Distribution. For the periods presented, any applicable foreign taxes related to the U.K. operations have been paid by a non-U.S. affiliate of Morgan Stanley.

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.1%	1.8%	2.0%	1.8%
Other	—	0.1%	0.1%	0.2%

Effective income tax rate	37.1%	36.9%	37.1%	37.0%

10. Commitments, Contingencies, and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2013. At May 31, 2007, future minimum payments, net of sublease rentals of $2.1 million, with remaining terms in excess of one year, consist of the following (dollars in thousands):

	May 31, 2007
	Capitalized Leases	Operating Leases
2007	$790	$2,570
2008	1,579	5,428
2009	1,579	6,885
2010	1,579	5,113
2011	790	2,826
Thereafter	—	4,955

Total minimum lease payments	6,317	$27,777

Less amount representing interest	741

Present value of net minimum lease payments	$5,576

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense under operating lease agreements, which considers contractual escalations and is net of sublease rental income, was $6.1 million and $6.8 million for the six months ended May 31, 2007 and 2006, respectively. Sublease rental income was $2.6 million and $2.4 million for the six months ended May 31, 2007 and 2006, respectively. See Note 14: Related Party Transactions for further information regarding rental expense and sublease rental income.

Unused commitments to extend credit. At May 31, 2007, the Company had unused commitments to extend credit for consumer and commercial loans of approximately $269 billion and $669 million, respectively. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

Guarantees. The Company has certain obligations under certain guarantee arrangements, including contracts and indemnification agreements that contingently require the Company to make payments to the guaranteed party based on changes in an underlying (such as a security) related to an asset or a liability of a guaranteed party. Also included as guarantees are contracts that contingently require the Company to make payments to the guaranteed party based on another entity’s failure to perform under an agreement. The Company’s use of guarantees is disclosed below by type of guarantee.

Securitized Asset Representations and Warranties. As part of the Company’s securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. The Company has not recorded any contingent liability in the condensed combined financial statements for these representations and warranties, and management believes that the probability of any payments under these arrangements is remote.

Merchant Chargeback Guarantees. The Company issues credit cards in the United States and United Kingdom and owns and operates the Discover Network in the United States. The Company is

contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the cardmember and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom Discover Network has a direct relationship. If a dispute is resolved in the cardmember’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its cardholder’s account. Discover Network will then charge back the transaction to the merchant or merchant acquirer. If the Discover Network is unable to collect the amount from the merchant or merchant acquirer, it will bear the loss for the amount credited or refunded to the cardholder. In most instances, a payment requirement by the Discover Network is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Discover Network increases. Similarly, the Company is also contingently liable for the resolution of cardmember disputes associated with its general purpose credit cards issued in the U.K. on the MasterCard and Visa networks. The maximum potential amount of future payments related to these contingent liabilities is estimated to be the portion of the total Discover Network sales transaction volume processed to date as well as the total U.K. cardmember sales transaction volume occurring within the past six years for which timely and valid disputes may be raised under applicable law, and relevant issuer and cardmember agreements. However, management believes that amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
Losses related to merchant chargebacks (in thousands)	$2,002	$1,421	$3,962	$1,975
Aggregate credit card sales volume (in millions)	$26,140	$24,838	$52,150	$48,061

The amount of the liability related to the Company’s cardmember merchant guarantee was not material at May 31, 2007 and November 30, 2006. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits (dollars in thousands):

	May 31, 2007	November 30, 2006
Settlement withholdings and escrow deposits	$60,693	$54,741

Settlement withholdings and escrow deposits are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s condensed combined statement of financial condition.

11. Fair Value Disclosures

In accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments for which it is practical to estimate fair value. To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	May 31, 2007		November 30, 2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$7,892,942	$7,892,942	$874,357	$874,357
Investment securities:
Available-for-sale	$2,109	$2,109	$2,314	$2,314
Held-to-maturity	$94,549	$91,859	$82,097	$82,241
Net loan receivables	$21,999,294	$22,251,441	$22,910,267	$22,962,899
Amounts due from asset securitization	$3,570,893	$3,570,893	$3,169,895	$3,169,895
Derivative financial instruments	$27,517	$27,517	$33,339	$33,339
Financial Liabilities
Deposits	$23,125,529	$23,075,941	$13,343,859	$13,299,993
Short-term borrowings	$4,072,153	$4,072,153	$6,739,678	$6,739,678
Long-term borrowings	$948,232	$940,998	$1,507,578	$1,548,885
Derivative financial instruments	$39,588	$39,588	$27,895	$27,895

Cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to maturities of less than three months.

Investment securities available-for-sale. The carrying values of investment securities classified as available-for-sale are recorded at their fair values.

Investment securities held-to-maturity. The estimated fair values of investment securities classified as held-to-maturity are based on quoted market prices.

Net loan receivables. The Company’s net loan receivables consist of loans held for sale and the loan portfolio, which includes loans to consumers and commercial loans, stated net of the allowance for loan losses. The carrying value of loans held for sale, which consists entirely of consumer loans, approximates fair value as a result of the short-term nature of these assets. To estimate the fair value of the remaining loan receivables, loans are aggregated into pools of similar loan types, characteristics and expected repayment terms. Carrying values of loans that are tied to a market index are assumed to approximate fair values due to their automatic ability to reprice with changes in the market. The fair values of all other loans are estimated by discounting future cash flows using a rate at which similar loans could be made under current market conditions.

Amounts due from asset securitization. The carrying values of amounts due from asset securitization either approximate their fair values as a result of the short-term nature of these assets or are recorded at their approximate fair values.

Deposits. The carrying values of money market deposits, non-interest bearing deposits, interest-bearing demand deposits and savings accounts approximate fair value due to liquid nature of these deposits. For time deposits for which readily available market rates do not exist, fair values are estimated by discounting future cash flows using market rates currently offered for deposits with similar remaining maturities.

Short-term borrowings. The carrying values of short-term borrowings approximate their fair values due to the short-term nature of these liabilities. Short-term borrowings from Morgan Stanley are payable upon demand and carry variable rates of interest. Term Federal Funds purchased have maturities of less than one year.

Long-term borrowings. The fair values of long-term borrowings from Morgan Stanley are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar remaining maturities or repricing terms. The carrying values of bank notes approximate their fair values due to the quarterly repricing of interest rates to current market rates.

Derivative financial instruments. The Company’s interest rate risk management program is designed to reduce the volatility of earnings resulting from changes in interest rates by having a financial portfolio that reflects the existing repricing schedules of the managed loan receivables while also considering the Company’s right, with notice to cardmembers, to reprice certain loans to a new interest rate in the future. To the extent that asset and related financing repricing characteristics of a particular component of the portfolio are not matched effectively, the Company utilizes interest rate swap agreements to achieve its objective. Interest rate swap agreements are derivative financial instruments that are entered into with institutions that are established dealers and that maintain certain minimum credit criteria established by the Company.

The Company has entered into interest rate swap agreements with unrelated parties as well as with Morgan Stanley. The table that follows summarizes the interest rate swap agreements outstanding (dollars in thousands):

	Notional Amount	Weighted Average Years to Maturity	Estimated Fair Value
May 31, 2007
Interest rate swap agreements with Morgan Stanley	$1,473,796	5.2
Gross positive fair value			$27,517
Gross negative fair value			(28,091)
Interest rate swap agreements with unrelated parties	292,369	10.4
Gross positive fair value			—
Gross negative fair value			(11,497)

Total interest rate swap agreements	$1,766,165	6.1	$(12,071)

November 30, 2006
Interest rate swap agreements with Morgan Stanley	$3,875,470	2.4
Gross positive fair value			$33,339
Gross negative fair value			(18,759)
Interest rate swap agreements with unrelated parties	1,192,639	3.1
Gross positive fair value			—
Gross negative fair value			(9,136)

Total interest rate swap agreements	$5,068,109	2.5	$5,444

There were no new interest rate swap agreements entered into during the six months ended May 31, 2007. Gross positive fair values of interest rate swap agreements are recorded in other assets and gross negative fair values are reported in accrued expenses and other liabilities. For the six months ended May 31, 2007 and 2006, other income included losses of $15.9 million and $2.1 million, respectively, related to the change in fair value of these contracts. Beginning November 2006, the fair value adjustment to interest-bearing deposits existing prior to de-designation was and will continue to be amortized to interest expense using the effective yield method over the remaining lives of the previously hedged interest-bearing-deposits. For the three and six months ended May 31, 2007, this amortization was $0.9 million and $2.1 million, respectively.

The Company early adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“Statement No. 159”), as of December 1, 2006, but has not made any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of Statement No. 159 as of May 31, 2007. In conjunction with the adoption of Statement No. 159, the Company also early adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of May 31, 2007, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Disclosures concerning assets and liabilities measured at fair value are as follows (dollars in thousands):

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of May 31, 2007

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of May 31, 2007
Assets
Investment securities – available-for-sale	$2,109	$—	$—	$2,109
Amounts due from asset securitization(1)	$—	$—	$2,445,546	$2,445,546
Derivative financial instruments	$—	$27,517	$—	$27,517
Liabilities
Derivative financial instruments	$—	$39,588	$—	$39,588

(1)	Balances represent only the portion of amounts due from asset securitization measured at fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Balance at February 28, 2007	Total Realized and Unrealized Gains Included in Income	Total Realized and Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at May 31, 2007
		Net Revaluation of Retained Interests
Assets
Amounts due from asset securitization(1)	$2,268,136	$35,620	$35,765	$141,645	$—	$2,445,546

(1)	Balances represent only the portion of amounts due from asset securitization measured at fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Balance at November 30, 2006	Total Realized and Unrealized Gains Included in Income	Total Realized and Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at May 31, 2007
		Net Revaluation of Retained Interests
Assets
Amounts due from asset securitization(1)	$2,153,755	$31,623	$31,725	$260,066	$—	$2,445,546

(1)	Balances represent only the portion of amounts due from asset securitization measured at fair value.

Of the assets for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at May 31, 2007, the unrealized gains for the three months and six months ended May 31, 2007 were $35.8 million and $31.7 million, respectively.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

At May 31, 2007, the Company also had assets and liabilities that under certain conditions would be subject to measurement at fair value on a non-recurring basis. At May 31, 2007, assets subject to measurement at fair value on a non-recurring basis consisted of those associated with acquired businesses and acquired credit card portfolios, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired; however, no impairment losses have occurred relative to any of these assets since they were initially recorded at acquisition. When and if recognition of these assets at their fair value is necessary, such measurements would be determined utilizing Level 3 inputs.

12. Pro Forma Earnings Per Share

The computation of pro forma basic earnings per share (“EPS”) is based on the Company’s net income divided by the pro forma basic weighted average number of common shares. On June 30, 2007, the Distribution by Morgan Stanley was completed to the Morgan Stanley stockholders of one share of Discover Financial Services common stock for every two shares of Morgan Stanley common stock held on June 18, 2007. As a result on July 10, 2007, the Company had 477,235,927 shares of common stock outstanding and this share amount is being utilized to calculate pro forma earnings per share for all periods presented.

The following table sets forth the computation of pro forma basic EPS utilizing the net income period and the Company’s basic shares outstanding as a result of the Distribution (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
Net income	$209,242	$343,278	$442,874	$648,701
Pro forma shares outstanding	477,235,927	477,235,927	477,235,927	477,235,927
Pro forma earnings per share	$0.44	$0.72	$0.93	$1.36

No diluted earnings per share is presented in the table above as the conversion of the existing Morgan Stanley awards into Discover awards occurred after May 31, 2007 and no common stock of Discover was traded prior to May 31, 2007.

13. Segment Disclosures

The Company’s business activities are managed in three segments: U.S. Card, International Card, and Third-Party Payments.

•

U.S. Card. The U.S. Card segment offers Discover Card-branded credit cards issued to individuals and small businesses over the Discover Network, which is the Company’s proprietary credit card network in the United States. Also included within the U.S. Card segment are the Company’s other consumer products and services businesses, including prepaid and other consumer lending and deposit products offered primarily through the Company’s subsidiary, Discover Bank.

•

International Card. The International Card segment offers consumer finance products and services in the United Kingdom, including Morgan Stanley-branded, Goldfish-branded and various affinity-branded credit cards issued on the MasterCard and Visa networks.

•	Third-Party Payments. The Third-Party Payments segment includes the PULSE and third-party payments businesses.

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	Segment information is presented on a managed basis because management considers the performance of the entire managed loan portfolio in managing the business.

•

Other accounting policies applied to the operating segments are consistent with the accounting policies described in Note 3: Summary of Significant Accounting Policies to the audited combined financial statements included in the Company’s Form 10, as amended.

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the U.S. Card segment.

•	Discover Network fixed marketing, servicing and infrastructure costs are retained in the U.S. Card segment.

•

Other than the domestic and international managed receivables portfolios, which relate to the U.S. Card and International Card segments, respectively, the assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	Income taxes are not specifically allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

Because the Company’s chief operating decision maker evaluates performance in the lending businesses using data on a managed portfolio basis for each segment, segment information is provided here on a managed basis.

The following table presents segment data on a managed basis (dollars in thousands):

	Managed Basis				Securitization Adjustment(1)	GAAP Basis
	U.S. Card	International Card	Third-Party Payments	Total		Total
For the Three Months Ended May 31, 2007
Interest income	$1,601,324	$113,962	$558	$1,715,844	$(1,012,479)	$703,365
Interest expense	693,837	53,462	4	747,303	(411,050)	336,253

Net interest income	907,487	60,500	554	968,541	(601,429)	367,112
Provision for loan losses	444,249	86,189	—	530,438	(327,151)	203,287
Other income	526,304	41,863	29,248	597,415	274,278	871,693
Other expense	600,729	80,471	21,792	702,992	—	702,992

Income (loss) before income tax expense	$388,813	$(64,297)	$8,010	$332,526	$—	$332,526

	Managed Basis				Securitization Adjustment(1)	GAAP Basis
	U.S. Card	International Card	Third-Party Payments	Total		Total

For the Three Months Ended May 31, 2006
Interest income	$1,461,299	$113,285	$414	$1,574,998	$(967,817)	$607,181
Interest expense	527,476	45,849	4	573,329	(355,993)	217,336

Net interest income	933,823	67,436	410	1,001,669	(611,824)	389,845
Provision for loan losses	324,228	47,309	—	371,537	(242,035)	129,502
Other income	492,311	43,859	26,068	562,238	369,789	932,027
Other expense	568,389	60,187	19,458	648,034	—	648,034

Income before income tax expense	$533,517	$3,799	$7,020	$544,336	$—	$544,336

For the Six Months Ended May 31, 2007
Interest income	$3,083,316	$231,080	$1,132	$3,315,528	$(1,931,858)	$1,383,670
Interest expense	1,287,447	105,663	19	1,393,129	(772,917)	620,212

Net interest income	1,795,869	125,417	1,113	1,922,399	(1,158,941)	763,458
Provision for loan losses	850,325	162,773	—	1,013,098	(614,425)	398,673
Other income	1,016,307	76,617	59,930	1,152,854	544,516	1,697,370
Other expense	1,172,012	145,043	41,113	1,358,168	—	1,358,168

Income (loss) before income tax expense	$789,839	$(105,782)	$19,930	$703,987	$—	$703,987

For the Six Months Ended May 31, 2006
Interest income	$2,858,583	$190,773	$757	$3,050,113	$(1,856,501)	$1,193,612
Interest expense	1,031,351	81,089	17	1,112,457	(666,375)	446,082

Net interest income	1,827,232	109,684	740	1,937,656	(1,190,126)	747,530
Provision for loan losses	790,801	87,940	—	878,741	(594,411)	284,330
Other income	1,093,005	79,194	53,388	1,225,587	595,715	1,821,302
Other expense	1,105,283	107,941	42,045	1,255,269	—	1,255,269

Income (loss) before income tax expense	$1,024,153	$(7,003)	$12,083	$1,029,233	$—	$1,029,233

(1)

The Securitization Adjustment column presents the effect of loan securitization by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.

14. Related Party Transactions

Morgan Stanley has provided a variety of products and services to the Company or on the Company’s behalf and the Company has provided certain products and services to Morgan Stanley.

The Company provided corporate card services to Morgan Stanley which are included in credit card loan receivables. These outstanding balances were $11.2 million and $14.4 million at May 31, 2007 and November 30, 2006, respectively.

In the ordinary course of business, the Company offers consumer loan products to its directors, executive officers and certain members of their immediate families. These products are offered on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties, and these receivables are included in the loan receivables in the Company’s condensed combined statements of financial condition. They were not material to the Company’s financial position or results of operations.

In 2006, the Company began purchasing Federal Funds from Morgan Stanley Bank. There was no interest expense on Federal Funds purchased from Morgan Stanley Bank for both the three months ended May 31, 2007 and 2006. For the six months ended May 31, 2007 interest expense on Federal Funds purchased from Morgan Stanley Bank was $29.5 million. There was no interest expense on Federal Funds purchased from Morgan Stanley Bank for the six months ended May 31, 2006. At May 31, 2007, there were no Federal Funds purchased from Morgan Stanley Bank. At November 30, 2006, the balance payable to Morgan Stanley Bank was $3.0 billion.

In 2006, the Company began participating in the Morgan Stanley Global Wealth Management Bank Deposit Program launched by Morgan Stanley DW Inc. (“MSDW”). Under the program, MSDW sweeps excess client cash into interest-bearing deposit accounts at FDIC-insured banks participating in the program. For the three months ended May 31, 2007 and 2006, the Company incurred servicing and administrative fees to MSDW of $10.5 million and $2.0 million, respectively. For the six months ended May 31, 2007 and 2006, the Company incurred servicing and administrative fees to MSDW of $17.9 million and $2.0 million, respectively. At May 31, 2007 and November 30, 2006, the outstanding interest-bearing deposit balance related to the Morgan Stanley Global Wealth Management Bank Deposit Program was $3.0 billion and $1.9 billion, respectively. The Company discontinued participation in this program in June 2007, at which time all outstanding balances were withdrawn by Morgan Stanley.

The Company paid brokerage commissions to Morgan Stanley for the sale of certificates of deposit. These commissions totaled $21.0 million and $1.2 million for the three months ended May 31, 2007 and 2006, respectively. For the six months ended May 31, 2007 and 2006, the Company paid commissions to Morgan Stanley of $34.0 million and $1.6 million, respectively. These commissions are amortized to interest expense over the lives of the related certificates of deposit. At May 31, 2007 and November 30, 2006, unamortized prepaid commissions on these certificates of deposit were $49.3 million and $29.2 million, respectively, and are included in other assets in the condensed combined statements of financial condition. Amortization of the prepaid commissions was $7.4 million and $6.9 million for the three months ended May 31, 2007 and 2006, respectively. For the six months ended May 31, 2007 and 2006, amortization of the prepaid commissions was $13.9 million and $14.7 million, respectively.

The Company had short-term and long-term debt obligations to Morgan Stanley. See Note 6: Short-Term Borrowings herein for further information related to short-term debt obligations. At May 31, 2007 and November 30, 2006, the Company had long-term obligations to Morgan Stanley of $0.7 billion and $1.3 billion, respectively. For the three months ended May 31, 2007 and 2006, interest expense on long-term obligations to Morgan Stanley was $14.5 million and $16.9 million, respectively. The weighted average interest rate on long-term obligations to Morgan Stanley for the three months ended May 31, 2007 and 2006 was 5.19% and 5.44%, respectively. For the six months ended May 31, 2007 and 2006, interest expense on long-term obligations to Morgan Stanley was $31.1 million and $28.8 million, respectively. The weighted average interest rate on long-term obligations to Morgan Stanley for the six months ended May 31, 2007 and 2006 was 5.30% and 5.56%, respectively.

The Company paid $0.6 million in brokerage commissions to Morgan Stanley for the sale of bank notes in 2004. These commissions are amortized to interest expense over the life of the note. Prepaid commissions totaled $208 thousand and $269 thousand at May 31, 2007 and November 30, 2006, respectively, and are included in other assets in the condensed combined statements of financial condition.

For the three months ended May 31, 2007, the Company paid underwriting fees on credit card securitizations to Morgan Stanley of $4.2 million. There were no securitization transactions in the three months ended May 31, 2006. For the six months ended May 31, 2007 and 2006, the Company paid underwriting fees on credit card securitizations to Morgan Stanley of $6.3 million and $7.6 million, respectively. Amortization of such underwriting fees was $2.5 million and $2.2 million for the three months ended May 31, 2007 and 2006, respectively. For the six months ended May 31, 2007 and 2006, amortization of underwriting fees was $4.9 million and $4.5 million, respectively. Deferred underwriting fees associated with these expenses were $21.0 million and $19.6 million at May 31, 2007 and November 30, 2006, respectively, and are included in other assets in the condensed combined statements of financial condition.

At May 31, 2007 and November 30, 2006, the Company recorded $39.2 million and $171.6 million, respectively, in accrued expenses and other liabilities for non-interest bearing amounts payable to Morgan Stanley for expenses paid by Morgan Stanley on behalf of the Company including, but not limited to 401(k) matching, amortization of compensation cost related to restricted stock grants, tax benefits for exercised stock options and fees for management of the Morgan Stanley Global Wealth Management Bank Deposit Program.

The Company has outstanding certain interest rate swap contracts with Morgan Stanley Capital Services Inc., a wholly-owned direct subsidiary of Morgan Stanley, which serves as Morgan Stanley’s principal U.S. swaps dealer. The Company entered into each contract in the ordinary course of business, to economically hedge interest rate risks as part of its interest rate risk management program and under terms consistent with those that would have been offered to an unrelated third-party. See Note 11: Fair Value Disclosures herein for more information concerning the Company’s interest rate swap contracts with Morgan Stanley.

For the three months ended May 31, 2007 and 2006, the Company sold $17.8 million and $69.3 million, respectively, of mortgage loans to Morgan Stanley Credit Corporation (“MSCC”). For the six months ended May 31, 2007 and 2006, the Company sold $34.1 million and $166.5 million, respectively, of mortgage loans to MSCC. The gains recognized on these sales for the three months ended May 31, 2007 and 2006 were $1.4 million and $1.8 million, respectively, and for the six months ended May 31, 2007 and 2006 were $1.8 million and $4.0 million, respectively. In most instances, these loans, when originated, are recorded in loans held for sale until sold. At May 31, 2007 and November 30, 2006, mortgage loans held for sale that were subsequently sold to MSCC were $4.1 million and $3.7 million, respectively.

MSCC provides transaction processing and other support services related to consumer loan products offered by the Company. The costs of providing these services are included in information processing and other communications and amounted to $1.5 million and $2.8 million for the three months ended May 31, 2007 and 2006, respectively. For the six months ended May 31, 2007 and 2006, the cost of providing transaction processing and other support services to MSCC was $2.5 million and $4.8 million, respectively.

For the six months ended May 31, 2006, the Company recorded $2.6 million in professional fees for investment banking services provided by Morgan Stanley regarding the Goldfish acquisition. For the three months ended May 31, 2006 and the three and six months ended May 31, 2007, there were no professional fees for services provided by Morgan Stanley.

For the three months ended May 31, 2007 and 2006, the Company received $1.3 million and $1.2 million, respectively, in sublease rental income from Morgan Stanley. For the six months ended May 31, 2007 and 2006, the Company received $2.6 million and $2.4 million, respectively, in sublease rental income from Morgan Stanley. Morgan Stanley maintains offices at three locations, the values of which are recorded in premises and equipment, net: Riverwoods, Illinois; New Albany, Ohio; and West Valley City, Utah. At May 31, 2007, the Company had future sublease rental commitments from Morgan Stanley of $2.1 million that expire at various dates through 2009.

For the three months ended May 31, 2007 and 2006, the Company recorded $1.3 million and $1.1 million, respectively, in rent expense to Morgan Stanley related to facilities in London, England and Glasgow, Scotland. For the six months ended May 31, 2007 and 2006, the Company recorded $2.5 million and $2.3 million, respectively, in rent expense to Morgan Stanley related to facilities in London, England and Glasgow, Scotland.

For the three months ended May 31, 2007 and 2006, the Company recorded $22.7 million and $10.4 million, respectively, in other expense related to Morgan Stanley expense allocations. For the six months ended May 31, 2007 and 2006, the Company recorded $43.5 million and $39.4 million, respectively, in other expense related to Morgan Stanley expense allocations. As a subsidiary of Morgan Stanley, the Company was charged for certain corporate functions such as Company IT, Company Management, Finance, Legal and Compliance and Strategy and Administration and other. The primary allocation methodologies utilized by Morgan Stanley included level of support, headcount and a formula that considered revenues, expenses and capital. Each corporate function separately determined the methodology to employ for their allocable expenses. Pursuant to the Distribution from Morgan Stanley, the Company has entered into certain transitional services agreements with Morgan Stanley to continue to obtain certain of these corporate services for a period generally not expected to exceed eighteen months at prices negotiated between the two companies.

The table below summarizes intercompany expense allocations by functional area(1) (dollars in thousands):

	For the Three Months Ended May 31,			For the Six Months Ended May 31,
	2007	2006		2007	2006
Company IT	$1,158	$1,340		$2,608	$2,812
Company Management	5,825	(6,219	)(2)	11,273	9,174
Finance	6,431	5,039		11,815	10,043
Legal and Compliance	3,571	2,358		5,996	4,406
Strategy, Administration and other	5,689	7,858		11,775	12,937

Total Morgan Stanley allocations	$22,674	$10,376		$43,467	$39,372

(1)	Allocations based on percentage of total expenses of each functional area versus line item specific allocations. Majority of allocations relates to compensation expense.
(2)	Includes retroactive adjustment of approximately $10 million of allocations charged in the three months ended February 28, 2007.

At May 31, 2007, accrued expenses and other liabilities included federal and state income taxes due to Morgan Stanley of $27.0 million. At November 30, 2006, accrued expenses and other liabilities included federal and state income taxes due from Morgan Stanley of $19.8 million. At May 31, 2007 and November 30, 2006, other assets included $1.2 million and $2.4 million, respectively, of interest due from Morgan Stanley related to the settlement of various tax matters.

The Company paid dividends to Morgan Stanley during the six months ended May 31, 2007 and for the year ended November 30, 2006 of $500.0 million in each period. In June 2007, the Company paid a dividend to Morgan Stanley of $350.0 million.

In June 2007, Morgan Stanley contributed the legal entities comprising the U.K. business to the Company. Also in June, Morgan Stanley contributed capital to the Company of $135.0 million, resulting in the capital level viewed appropriate to support the Company as a stand-alone entity in anticipation of the June 30, 2007 Distribution.

The Company receives an allocation of capital from Morgan Stanley to maintain a level of capital that management believes is appropriate to support its U.K. business. For the six months ended May 31, 2007 and the year ended November 30, 2006, capital allocated to the Company from Morgan Stanley was $62.3 million and $512.9 million, respectively. These amounts are reflected as contributions from Morgan Stanley in the condensed combined statements of cash flows.

At May 31, 2007, there was one contract outstanding with a third party in which Morgan Stanley guaranteed the performance of a subsidiary of the Company involving payment by Morgan Stanley to the counterparty in the event of default by the Company’s subsidiary. Prior to Distribution, this arrangement was terminated.

15. Subsequent Events

On June 11, 2007, MSDW withdrew deposits of $3.1 billion from Discover Bank, representing the balance of the deposits held at the Company that were sourced through the Morgan Stanley Global Wealth Management Bank Deposit Program. As a result, effective the close of business on June 11, 2007, Discover Bank was no longer a participant in this program.

Effective June 11, 2007, the shelf registration for the Discover Card Master Trust I was replaced with a $25 billion shelf registration statement for Discover Card Execution Note Trust and Discover Card Master Trust I. The new structure utilizes subordinated Class C, triple-B rated securities held by third parties and eliminates the need to establish cash collateral accounts for new securitizations. Effective July 2, 2007, the Discover Card Execution Note Trust was formed under the Delaware Statutory Trust Act.

On June 12, 2007, the Company received proceeds on the issuance of $800.0 million of unsecured debt to external third parties. The financing is comprised of $400.0 million having a three-year maturity with a spread of 53 basis points over LIBOR and $400.0 million with a ten-year maturity at a fixed coupon of 6.45%. The transaction provides for additional liquidity for the Company to support funding requirements of its subsidiaries.

On June 13, 2007, the Company paid a dividend to Morgan Stanley of $350.0 million. On June 25, 2007, Morgan Stanley contributed capital back to the Company of $135.0 million. The net amount of the two transactions with Morgan Stanley resulted in the targeted stockholder’s equity at Distribution of $5.5 billion, an amount management determined appropriate to support the business as a stand-alone entity.

On June 15, 2007, Morgan Stanley transferred legal entities that comprise the International Card segment to the Company. The transaction was conducted to facilitate the spin-off from Morgan Stanley and did not result in any incremental capital to the Company other than that which was previously allocated to Discover as a segment of Morgan Stanley.

On June 15, 2007, the Company borrowed $1.3 billion from an external unrelated party, the full repayment of which is dependent upon the available balances of the cash collateral accounts at the maturities of the underlying securitization transactions. The financing has a cost of approximately 50 basis points over the commercial paper rate, which is inclusive of the related dealer commission and a liquidity commitment fee, and has a term of approximately 3.5 years. The Company utilized the proceeds from the debt issuance to pay down short-term borrowings from Morgan Stanley. Also on June 15, 2007, the Company received $120.0 million related to the return of proceeds utilized to finance a portion of the cash collateral accounts as this responsibility has been assumed by an external unrelated party. Amounts due from asset securitization were reduced accordingly.

On June 19, 2007, the Company declared a special dividend to Morgan Stanley. Pursuant to the special dividend, upon resolution of the Company’s outstanding litigation with Visa U.S.A., Inc. and MasterCard Worldwide, after expenses incurred by the Company in connection with such litigation, the Company is required to pay Morgan Stanley (1) the first $700 million of value of cash or non-cash proceeds (increased at the rate of 6% per annum until paid in full) (the “minimum proceeds”) and (2) 50% of any proceeds in excess of $1.5 billion, subject to certain limitations and a maximum potential payment to Morgan Stanley of $1.5 billion. All payments by the Company to Morgan Stanley will be net of taxes payable by the Company with respect to such proceeds. If, in connection with or following a change of control of the Company, the litigation is settled for an amount less than minimum proceeds, the Company is required to pay Morgan Stanley an amount equal to the minimum proceeds. A copy of the special dividend is attached as Schedule 2 to the Separation and Distribution Agreement between Morgan Stanley and the Company that was filed by the Company on a Current Report on Form 8-K on July 5, 2007.

On June 20, 2007, the Company received proceeds of $2.7 billion related to the issuance of debt to external unrelated parties. The transaction was structured as a borrowing secured by the performance of the owned credit card receivables of the International Card segment. The financing arrangement, which has a flexible term of up to 364 days, facilitated the pay down of short-term and long-term borrowings with Morgan Stanley.

In June 2007, the guarantee provided by Morgan Stanley to an external third party on behalf of a subsidiary of the Company was terminated. At Distribution, there were no guarantees outstanding between Morgan Stanley and an external third party regarding the performance of the Company or any of its subsidiaries.

At Distribution, as a result of the aforementioned financing transactions, the Company had fully repaid all of its short- and long-term borrowings with Morgan Stanley.

On June 30, 2007, the Distribution by Morgan Stanley of all of the outstanding shares of common stock of the Company to the stockholders of Morgan Stanley was completed in a spin-off intended to qualify for tax-free treatment. The Distribution was effected pursuant to the separation and distribution agreement entered into between the companies. In connection with the Distribution, the Company and its subsidiaries entered into certain other agreements with Morgan Stanley and its subsidiaries to govern the terms of the spin-off and to define the ongoing relationship between the companies following the spin-off, allocating responsibility for obligations arising before and after the spin-off, including obligations with respect to liabilities relating to Morgan Stanley’s business and to the Company’s business and obligations with respect to each company’s employees, certain transition services and taxes. Additionally, in connection with the Distribution, the Company granted “founder’s grants” of restricted stock units to certain directors, executive officers and employees of the Company, and outstanding Morgan Stanley equity awards to officers and employees of the Company were converted into equity awards of the Company.

Beginning July 2, 2007, the Company had access to $2.5 billion in liquidity through a 59-month unsecured credit facility provided by a group of major global banks, the access of which is dependent upon certain covenants, of which the Company was in compliance with on July 2, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed combined financial statements and related notes included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this quarterly report particularly under “Special Note Regarding Forward-Looking Statements.”

Introduction and Overview

We are a leading credit card issuer and electronic payment services company with one of the most recognized brands in U.S. financial services. We offer credit and prepaid cards and other financial products and services to qualified customers in the United States and United Kingdom, and provide payment processing and related services to merchants and financial institutions in the United States. Our fiscal year ends on November 30 of each year.

We strive to increase net income and achieve other business objectives by growing credit card loan receivables and increasing volume on our payments networks to generate interest and fee revenue, while controlling loan losses and expenses. Our primary revenues come from interest income earned on credit card loan receivables, securitization income derived from the transfer of credit card loan receivables and subsequent issuance of beneficial interests through securitization transactions, and fees earned from cardmembers, merchants and issuers. Our primary expenses include funding costs (interest expense), loan losses, cardmember rewards, and expenses incurred to grow and service our credit card loan receivables (e.g., compensation expense and marketing).

Our business activities have been funded primarily through the process of asset securitization, the raising of consumer deposits, and intercompany lending from Morgan Stanley. In a credit card securitization, loan receivables are first transferred to securitization trusts, from which beneficial interests are issued to investors. We continue to own and service the accounts that generate the securitized loans. The trusts utilized by us to facilitate assets securitization transactions are not our subsidiaries and are independent from us. These trusts are excluded from our condensed combined financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Because our securitization activities qualify as sales under GAAP and accordingly are not treated as secured financing transactions, we remove credit card loan receivables equal to the amount of the investor interests in securitized loans from the condensed combined statements of financial condition. As a result, asset securitizations have a significant effect on our condensed combined financial statements in that the portions of interest income, provision for loan losses and certain components of other income related to the transferred loans against which beneficial interests have been issued through securitization transactions are no longer recorded in our condensed combined statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions. Securitization income is our second most significant revenue category.

Our senior management evaluates business performance and allocates resources using financial data that is presented on a managed basis. Managed loans consist of our on-balance sheet loan portfolio, loans held for sale and loan receivables that have been transferred and against which beneficial interests have been issued through securitization transactions. Owned loans, a subset of managed loans, refers to our on-balance sheet loan portfolio and loans held for sale and includes the undivided seller’s interest we retain in our securitizations. A managed basis presentation, which is a non-GAAP presentation, involves reporting securitized loans with our owned loans in the managed basis statements of financial condition and reporting the earnings on securitized loans in the same manner as the owned loans instead of as securitization income. The managed basis presentation generally reverses the effects of securitization transactions; however, there are certain assets that arise from securitization transactions that are not reversed. Specifically, these assets are the cash collateral accounts that provide credit enhancement to the investors in the transactions and cardmember payments allocated to the securitized loans, both of which are held at the trusts, and the interest-only strip receivable, reflecting the estimated fair value of the excess cash flows allocated to securitized loans. Income derived from these assets representing interest earned on accounts at the trusts and changes in the fair value of the interest-only strip receivable also are not reversed in a managed presentation.

Management believes it is useful for investors to consider the credit performance of the entire managed loan portfolio to understand the quality of loan originations and the related credit risks inherent in the owned portfolio and retained interests in our securitizations. Managed loan data is also relevant because we service the securitized and owned loans, and the related accounts, in the same manner without regard to ownership of the loans.

Financial measures using managed data are non-GAAP financial measures. Whenever managed data is presented in this information statement, a reconciliation of the managed data to the most directly comparable GAAP-basis financial measure is provided. See “—GAAP to Managed Reconciliations.”

Key Developments Impacting Reported Results

•

On June 30, 2007, our spin-off from Morgan Stanley became effective. Our results of operations for the three months ended May 31, 2007 include costs incurred as a result of the spin-off of approximately $20 million.

•

New U.S. bankruptcy legislation became effective in October 2005, making it more difficult for consumers to declare bankruptcy. As a result, we experienced an elevated level of bankruptcy charge-offs in early 2006, followed by a dramatic decline in the months that followed. Although bankruptcy filings remain significantly lower than pre-legislation levels they have begun to trend back toward more normalized levels. As a result, net charge-offs for the three months ended May 31, 2007 were significantly higher than for the three months ended May 31, 2006. In addition, for the six months ended May 31, 2007, the net revaluation of the interest-only strip receivable was lower as compared to the six months ended May 31, 2006. Securitization income for the six months ended May 31, 2006 reflected the increase in the valuation of the interest-only strip receivable, following the low level at which the interest-only strip receivable ended fiscal year 2005. This low level reflected the projected impact on excess spread of heightened charge-offs in early 2006.

•

The underlying credit quality of the domestic loan receivables has improved significantly over historical levels, with the over 30 day delinquency rate reaching a record low at May 31, 2007. Accordingly, the allowance for loan losses at May 31, 2007 reflects a lower level than at November 30, 2006, when stated as a percentage of the total loan portfolio.

•

The Federal Reserve raised short-term interest rates by 75 basis points during the six months ended May 31, 2006, and again by 25 basis points in June 2006 to its current level. Certain of our interest-earning assets and interest-bearing liabilities have floating rates which are tied to short-term market indices such as the prime rate or LIBOR (London Interbank Offered Rate). Accordingly, the yields on floating rate interest-earning assets, and the costs on floating rate interest-bearing liabilities have increased over these periods. These impacts were not equal and offsetting, as our proportion of floating rate interest-bearing liabilities is generally greater than our proportion of floating rate interest-earning assets. As a result, the three months and six months ended May 31, 2007 were adversely impacted by the rise in the short-term interest rates as compared to the three months and six months ended May 31, 2006. In addition, net interest income in the three months and six months ended May 31, 2007 reflects the full impact of the higher short-term interest rate environment, whereas the net interest income in the three months and six months ended May 31, 2006 reflects the impact of an incremental increase in short-term interest rates.

•

In the three months ended May 31, 2007, we increased the level of allowance for loan losses in our International Card segment by approximately $16 million related to the implementation of higher minimum payment requirements on certain accounts.

•

A deteriorating consumer credit environment and regulatory changes in the United Kingdom have contributed to increased U.K. bankruptcy charge-offs and lower late fee, overlimit fee and interchange revenues, resulting in unfavorable trends over prior year comparisons.

•

In February 2006, we acquired the Goldfish credit card business in the U.K., adding approximately $1.4 billion in receivables. Under the terms of the acquisition, we did not purchase any late stage delinquencies. As such, the three months and six months ended May 31, 2006, reflect a lower level of charge-offs than the three months and six months ended May 31, 2007, which includes the full impact of the Goldfish acquisition.

Segments

We manage our business activities in three segments: U.S. Card, International Card and Third-Party Payments. In compiling the segment results that follow, the U.S. Card segment bears all overhead costs that are not specifically associated with a particular segment and all costs associated with Discover Network marketing, servicing and infrastructure, with the exception of an allocation of direct and incremental costs driven by the Third-Party Payments segment.

U.S. Card. The U.S. Card segment offers Discover Card-branded credit cards issued to individuals and small businesses over the Discover Network. Also included within the U.S. Card segment are our other consumer products and services businesses, including prepaid and other consumer lending and deposit products offered primarily through our subsidiary, Discover Bank.

International Card. The International Card segment offers consumer finance products and services in the United Kingdom, including Morgan Stanley-branded, Goldfish-branded and various affinity-branded credit cards issued on the MasterCard and Visa networks.

Third-Party Payments. The Third-Party Payments segment includes our PULSE and third-party payments businesses.

The following table presents segment data for the three months and six months ended May 31, 2007 and 2006, on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands).

	Managed Basis				Securitization Adjustment(1)	GAAP Basis
	U.S. Card	International Card	Third-Party Payments	Total		Total
For the Three Months Ended May 31, 2007
Interest income	$1,601,324	$113,962	$558	$1,715,844	$(1,012,479)	$703,365
Interest expense	693,837	53,462	4	747,303	(411,050)	336,253

Net interest income	907,487	60,500	554	968,541	(601,429)	367,112
Provision for loan losses	444,249	86,189	—	530,438	(327,151)	203,287
Other income	526,304	41,863	29,248	597,415	274,278	871,693
Other expense	600,729	80,471	21,792	702,992	—	702,992

Income (loss) before income tax expense	$388,813	$(64,297)	$8,010	$332,526	$—	$332,526

For the Three Months Ended May 31, 2006
Interest income	$1,461,299	$113,285	$414	$1,574,998	$(967,817)	$607,181
Interest expense	527,476	45,849	4	573,329	(355,993)	217,336

Net interest income	933,823	67,436	410	1,001,669	(611,824)	389,845
Provision for loan losses	324,228	47,309	—	371,537	(242,035)	129,502
Other income	492,311	43,859	26,068	562,238	369,789	932,027
Other expense	568,389	60,187	19,458	648,034	—	648,034

Income before income tax expense	$533,517	$3,799	$7,020	$544,336	$—	$544,336

For the Six Months Ended May 31, 2007
Interest income	$3,083,316	$231,080	$1,132	$3,315,528	$(1,931,858)	$1,383,670
Interest expense	1,287,447	105,663	19	1,393,129	(772,917)	620,212

Net interest income	1,795,869	125,417	1,113	1,922,399	(1,158,941)	763,458
Provision for loan losses	850,325	162,773	—	1,013,098	(614,425)	398,673
Other income	1,016,307	76,617	59,930	1,152,854	544,516	1,697,370
Other expense	1,172,012	145,043	41,113	1,358,168	—	1,358,168

Income (loss) before income tax expense	$789,839	$(105,782)	$19,930	$703,987	$—	$703,987

For the Six Months Ended May 31, 2006
Interest income	$2,858,583	$190,773	$757	$3,050,113	$(1,856,501)	$1,193,612
Interest expense	1,031,351	81,089	17	1,112,457	(666,375)	446,082

Net interest income	1,827,232	109,684	740	1,937,656	(1,190,126)	747,530
Provision for loan losses	790,801	87,940	—	878,741	(594,411)	284,330
Other income	1,093,005	79,194	53,388	1,225,587	595,715	1,821,302
Other expense	1,105,283	107,941	42,045	1,255,269	—	1,255,269

Income (loss) before income tax expense	$1,024,153	$(7,003)	$12,083	$1,029,233	$—	$1,029,233

(1)

The Securitization Adjustment column presents the effect of loan securitization by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.

U.S. Card

The U.S. Card segment reported pretax income of $388.8 million for the three months ended May 31, 2007, down 27%, as compared to the three months ended May 31, 2006. Results reflect increased provision for loan losses, higher other expenses and lower net interest income partially offset by an increase in other income. Provision for loan losses increased $120.0 million, or 37%, reflecting a trend toward more normalized levels of bankruptcy charge-offs as compared to record low levels in the three months ended May 31, 2006. Other expenses increased $32.3 million, or 6%, due to approximately $10 million of costs related to the spin-off, increased compensation and benefits and higher legal fees related to Visa and MasterCard litigation. Net interest income decreased $26.3 million, or 3%, reflecting higher cost of funds driven by increased market rates and increased borrowings partially offset by higher interest income related to an increase in average credit card receivables and an increase in Federal Funds sold partially offset by lower interest yield. Other income increased $34.0 million, or 7%, reflecting an increase in the interest-only strip receivable mainly due to gains recognized on $3.7 billion of new securitization transactions in the three months ended May 31, 2007 and higher discount and interchange revenue due to record sales volumes, partially offset by lower late and overlimit fees.

The U.S. Card segment reported pretax income of $789.8 million for the six months ended May 31, 2007, down 23%, as compared to the six months ended May 31, 2006. The decrease in pretax income was driven by a decrease in other income, an increase in other expenses, an increased provision for loan losses and lower net interest income. Other income decreased $76.7 million, or 7%, due to a lower revaluation of the interest-only strip receivable and a decrease in late and overlimit fees, partially offset by an increase in discount and interchange revenue. The revaluation of the interest-only strip receivable in the six months ended May 31, 2006 was favorably impacted by the effect of lower charge-offs following the October 2005 effective date of the new U.S. bankruptcy legislation. The increase in discount and interchange reflected record sales volume. Other expenses increased $66.7 million, or 6%, due to costs related to the spin-off, higher legal fees related to Visa and MasterCard litigation and increased marketing costs associated with account acquisition. Provision for loan losses increased $59.5 million, or 8%, reflecting a trend toward more normalized levels of bankruptcy charge-offs as compared to record low levels in 2006. Net interest income decreased $31.4 million, or 2%, reflecting higher cost of funds driven by increased market rates and increased borrowings partially offset by higher interest income related to an increase in average credit card receivables and an increase in Federal Funds sold.

Managed credit card receivables grew for the fifth consecutive quarter to $46.9 billion and U.S. credit quality remained strong with a 30+ delinquency rate of 2.97%, 23 basis points lower than last year’s second quarter and down 34 basis points from first quarter 2007. The net charge-off rate of 4.00% was up 82 basis points from last year and 19 basis points from first quarter 2007.

International Card

The International Card segment reported a pretax loss of $64.3 million for the three months ended May 31, 2007 as compared to a pretax profit of $3.8 million for the three months ended May 31, 2006 driven primarily by an increase in the provision for loan losses and higher other expenses. The provision for loan losses increased $38.9 million, or 82%, due to the full impact of charge-offs related to the Goldfish portfolio, deterioration in the consumer credit environment in the United Kingdom and an approximately $16.0 million increase in allowance for loan losses related to implementation of higher minimum payment requirements on certain accounts. Other expenses increased $20.3 million, or 34%, due to approximately $10 million of spin-off related costs and higher technology related investment.

The International Card segment reported a pretax loss of $105.8 million for the six months ended May 31, 2007, as compared to a pretax loss of $7.0 million for the six months ended May 31, 2006, driven primarily by an increase in the provision for loan losses and higher other expenses partially offset by higher net interest income. The provision for loan losses increased $74.8 million, or 85%, related to a full period of charge-offs related to the Goldfish portfolio, deterioration in the consumer credit environment in the United Kingdom and an approximately $16.0 million increase in reserves related to implementation of higher minimum payment requirements on certain accounts.

Other expenses increased $37.1 million, or 34%, due to spin related costs, higher technology related investment and a full six months of Goldfish expenses. Net interest income increased $15.7 million, or 14%, related to a full six months of Goldfish revenues.

The International Card managed credit card receivables increased 3% from last year to $4.6 billion. Credit quality declined with 30+ delinquencies of 4.69%, up 42 basis points from May 31, 2006 and down 6 basis points from February 28, 2007. The net charge-off rate of 6.50% increased 193 basis points from May 31, 2006 and 5 basis points from February 28, 2007. Charge-offs related to the Goldfish portfolio were significantly lower for the three months and six months ended May 31, 2006 as no late stage delinquencies were purchased under the terms of the acquisition in February 2006.

Third-Party Payments

The Third-Party Payments segment reported pretax income of $8.0 million for the three months ended May 31, 2007, up 14%, as compared to the three months ended May 31, 2006, driven by increased other income partially offset by an increase in other expenses. Other income increased $3.2 million, or 12%, driven by higher transaction processing revenue related to increased volume on the PULSE Network. Other expenses increased $2.3 million, or 12%, related to increased compensation, information processing and marketing costs.

Volume on the PULSE Network increased 19% to 558.8 million for three months ended May 31, 2007 as compared to May 31, 2006.

The Third-Party Payments segment reported pretax income of $19.9 million for the six months ended May 31, 2007, up 65%, as compared to the six months ended May 31, 2006, driven by increased other income and lower other expenses. Other income increased $6.5 million, or 12%, driven by higher volume of third-party card issuers and higher transaction processing revenue related to increased volume on the PULSE Network. Other expenses decreased $0.9 million, or 2%, related to a contract termination fee partially offset by higher compensation and marketing costs.

Volume on the PULSE Network increased 21% to 1.1 billion for the six months ended May 31, 2007 as compared to May 31, 2006.

Outlook

Growth in U.S. Card sales and receivables is expected to continue in the second half of 2007 while loan losses are expected to gradually increase as bankruptcies trend toward more normal levels. These factors are expected to result in higher allowance for loan losses in the second half of 2007. In addition, the elevated level of securitization transactions completed in the second quarter is not representative of the quarterly volume of securitization transactions expected for the remainder of the year. This is expected to lead to lower gains related to new securitization transactions in the second half of 2007. Marketing expense is expected to increase in the second half of 2007, reaching a level similar to 2006 on a full-year basis. The company estimates an additional $30 million of pre-tax spin-off related costs in the second half of 2007. Transition effects of the separation from Morgan Stanley, including higher stand-alone funding and liquidity costs and higher compensation expenses, are expected to negatively impact earnings following the spin-off.

GAAP to Managed Reconciliations

Transferred loans against which beneficial interests have been issued through securitization transactions are removed from our condensed combined statements of financial condition, and the portions of interest income, provision for loan losses and certain components of other income related to the transferred loans against which beneficial interests have been issued through securitization transactions are no longer recorded in our condensed combined statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions. Management believes it is useful for investors to consider the credit performance of the entire managed loan portfolio to understand the quality of loan originations and the related credit risks inherent in the owned portfolio and retained interests in securitization. Loan receivables on a GAAP (or owned) basis and related performance measures, including yield, charge-offs and delinquencies can vary from those presented on a managed basis. Generally, loan receivables included in the securitization trusts are derived from accounts that are more seasoned, while owned loan receivables represent a greater concentration of newer accounts, occurring as a result of the degree to which receivables from newer accounts are added to the trusts. The seasoning of an account is measured by the age of the account relationship. In comparison to more seasoned accounts, loan receivables of newer accounts typically carry lower interest yields resulting from introductory offers to new cardmembers and lower charge-offs and delinquencies.

Beginning with “—Earnings Summary,” the discussion of GAAP results is presented on a condensed combined basis with any material differences between segment performance specifically identified. The table that follows provides a GAAP to managed reconciliation of loan receivables and related statistics that are impacted by asset securitization:

Reconciliation of GAAP to Managed Data

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
	(dollars in thousands)
Total Credit Card Loans
Ending Balance
GAAP loan receivables	$22,698,457	$21,764,219	$22,698,457	$21,764,219
Securitized loans	28,717,355	26,775,019	28,717,355	26,775,019

Total managed loans	$51,415,812	$48,539,238	$51,415,812	$48,539,238

Average Balance
GAAP loan receivables	$21,419,465	$19,664,413	$23,071,669	$20,807,583
Securitized loans	29,332,115	27,642,750	28,039,448	26,631,787

Total managed loans	$50,751,580	$47,307,163	$51,111,117	$47,439,370

Interest Yield
GAAP loan receivables	10.50%	11.01%	10.45%	10.41%
Securitized loans	13.69%	13.89%	13.82%	13.98%
Total managed loans	12.35%	12.69%	12.30%	12.42%
Interest Spread
GAAP loan receivables	5.25%	6.47%	5.23%	5.93%
Securitized loans	8.14%	8.76%	8.26%	8.97%
Total managed loans	6.93%	7.80%	6.89%	7.63%
Return on Receivables
GAAP loan receivables	3.91%	6.98%	3.84%	6.24%
Securitized loans	2.85%	4.97%	3.16%	4.87%
Total managed loans	1.65%	2.90%	1.73%	2.73%
Net Principal Charge-off Rate
GAAP loan receivables	3.91%	3.02%	3.84%	3.82%
Securitized loans	4.46%	3.50%	4.38%	4.46%
Total managed loans	4.23%	3.30%	4.14%	4.18%
Delinquency Rate (over 30 days)
GAAP loan receivables	2.94%	2.97%	2.94%	2.97%
Securitized loans	3.26%	3.56%	3.26%	3.56%
Total managed loans	3.12%	3.29%	3.12%	3.29%
Delinquency Rate (over 90 days)
GAAP loan receivables	1.43%	1.38%	1.43%	1.38%
Securitized loans	1.58%	1.65%	1.58%	1.65%
Total managed loans	1.51%	1.53%	1.51%	1.53%

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
	(dollars in thousands)
Domestic Credit Card Loans
Ending Balance
GAAP loan receivables	$19,849,401	$18,967,494	$19,849,401	$18,967,494
Securitized loans	27,014,916	25,165,351	27,014,916	25,165,351

Total managed loans	$46,864,317	$44,132,845	$46,864,317	$44,132,845

Average Balance
GAAP loan receivables	$18,581,153	$17,141,035	$20,193,248	$18,511,087
Securitized loans	27,622,771	26,116,847	26,340,183	25,441,987

Total managed loans	$46,203,924	$43,257,882	$46,533,431	$43,953,074

Interest Yield
GAAP loan receivables	10.72%	11.09%	10.63%	10.53%
Securitized loans	13.85%	14.05%	13.97%	14.04%
Total managed loans	12.59%	12.88%	12.52%	12.56%
Interest Spread
GAAP loan receivables	5.48%	6.44%	5.41%	5.98%
Securitized loans	8.25%	8.91%	8.36%	9.05%
Total managed loans	7.15%	7.92%	7.09%	7.75%
Net Principal Charge-off Rate
GAAP loan receivables	3.51%	2.93%	3.47%	3.86%
Securitized loans	4.34%	3.35%	4.24%	4.36%
Total managed loans	4.00%	3.18%	3.91%	4.15%
Delinquency Rate (over 30 days)
GAAP loan receivables	2.71%	2.80%	2.71%	2.80%
Securitized loans	3.16%	3.50%	3.16%	3.50%
Total managed loans	2.97%	3.20%	2.97%	3.20%
Delinquency Rate (over 90 days)
GAAP loan receivables	1.31%	1.30%	1.31%	1.30%
Securitized loans	1.54%	1.62%	1.54%	1.62%
Total managed loans	1.44%	1.49%	1.44%	1.49%
International Credit Card Loans
Ending Balance
GAAP loan receivables	$2,849,056	$2,796,725	$2,849,055	$2,796,725
Securitized loans	1,702,439	1,609,668	1,702,440	1,609,668

Total managed loans	$4,551,495	$4,406,393	$4,551,495	$4,406,393

Average Balance
GAAP loan receivables	$2,838,312	$2,523,378	$2,878,421	$2,296,496
Securitized loans	1,709,344	1,525,903	1,699,265	1,189,800

Total managed loans	$4,547,656	$4,049,281	$4,577,686	$3,486,296

Interest Yield
GAAP loan receivables	9.09%	10.50%	9.24%	9.46%
Securitized loans	11.20%	11.12%	11.48%	12.79%
Total managed loans	9.89%	10.74%	10.07%	10.60%
Interest Spread
GAAP loan receivables	3.71%	6.56%	3.93%	5.53%
Securitized loans	6.33%	6.20%	6.61%	7.17%
Total managed loans	4.71%	6.45%	4.94%	6.10%

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
	(dollars in thousands)
Net Principal Charge-off Rate
GAAP loan receivables	6.53%	3.65%	6.41%	3.54%
Securitized loans	6.45%	6.08%	6.59%	6.69%
Total managed loans	6.50%	4.57%	6.48%	4.62%
Delinquency Rate (over 30 days)
GAAP loan receivables	4.55%	4.11%	4.55%	4.11%
Securitized loans	4.93%	4.55%	4.93%	4.55%
Total managed loans	4.69%	4.27%	4.69%	4.27%
Delinquency Rate (over 90 days)
GAAP loan receivables	2.24%	1.89%	2.24%	1.89%
Securitized loans	2.26%	2.07%	2.26%	2.07%
Total managed loans	2.25%	1.96%	2.25%	1.96%

Loan receivables had the following maturity distribution at May 31, 2007 (dollars in thousands):

	Due One Year or Less(1)	Due After One Year Through Five Years	Due After Five Years	Total
Domestic:
Credit card	$4,875,441	$10,038,720	$4,784,479	$19,698,640
Commercial loans	47,912	80,573	22,276	150,761
Other consumer loans	1,340	15,418	72,827	89,585
International	613,354	1,387,956	847,746	2,849,056

Loan receivables	$5,538,047	$11,522,667	$5,727,328	$22,788,042

(1)

Because of the uncertainty regarding loan repayment patterns, which historically have been higher than contractually required minimum payments, this amount may not necessarily be indicative of our actual loan repayments.

At May 31, 2007, of our loan receivables due after one year, approximately $8.4 billion had interest rates tied to an index and approximately $8.8 billion were fixed rate loans.

Critical Accounting Policies

In preparing the condensed combined financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in the condensed combined financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in the condensed combined financial statements, the resulting changes could have a material adverse effect on the condensed combined results of operations and, in certain cases, could have a material adverse effect on the condensed combined financial condition. Management has identified the policies related to the accounting for asset securitization transactions, the estimation of the allowance for loan losses, interest income recognition, the accrual of cardmember rewards cost, the evaluation of goodwill for potential impairment and accrual of income taxes as critical accounting policies.

These critical accounting policies are discussed in greater detail in the Company’s Form 10, as filed with the Securities and Exchange Commission on May 31, 2007. That discussion can be found within Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Critical Accounting Policies. There have not been any material changes in the critical accounting policies from those discussed in our Form 10.

Earnings Summary

The following table outlines changes in the condensed combined statement of income for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2007 vs. 2006 increase (decrease)		For the Six Months Ended May 31,		2007 vs. 2006 increase (decrease)
	2007	2006	$	%	2007	2006	$	%
Interest income	$703,365	$607,181	$96,184	16%	$1,383,670	$1,193,612	$190,058	16%
Interest expense	336,253	217,336	118,917	55%	620,212	446,082	174,130	39%

Net interest income	367,112	389,845	(22,733)	(6)%	763,458	747,530	15,928	2%
Provision for loan losses	203,287	129,502	73,785	57%	398,673	284,330	114,343	40%

Net interest income after provision for loan losses	163,825	260,343	$(96,518)	(37)%	364,785	463,200	(98,415)	(21)%
Other income	871,693	932,027	(60,334)	(6)%	1,697,370	1,821,302	(123,932)	(7)%
Other expense	702,992	648,034	54,958	8%	1,358,168	1,255,269	102,899	8%

Pretax income	332,526	544,336	(211,810)	(39)%	703,987	1,029,233	(325,246)	(32)%
Income tax expense	123,284	201,058	(77,774)	(39)%	261,113	380,532	(119,419)	(31)%

Net income	$209,242	$343,278	$(134,036)	(39)%	$442,874	$648,701	$(205,827)	(32)%

Net income for the three months ended May 31, 2007 was $209.2 million, down 39% compared to the three months ended May 31, 2006, driven by higher provision for loan losses, lower other income and higher other expense. The provision for loan losses increased reflecting a trend toward more normalized levels of bankruptcy charge-offs in the United States compared to low levels in the three months ended May 31, 2006, higher losses on international loans and the implementation of higher minimum payment requirements on certain accounts in the United Kingdom. Other income decreased due to lower securitization income primarily related to lower excess spread on securitized loans partially offset by higher gains on $3.7 billion of new securitization transactions and higher servicing fees on securitized loans. The increase in other expense reflects $20 million in costs related to the spin-off, increased compensation and benefits costs and higher legal fees associated with the Visa and MasterCard litigation.

Net income for the six months ended May 31, 2007 was $442.9 million, down 32% compared to the six months ended May 31, 2006, driven by lower other income, higher provision for loan losses and higher other expense. Other income decreased due to lower securitization income as the six months ended May 31, 2006 reflected the favorable revaluation of the interest-only strip receivable following the October 2005 effective date of the new U.S. bankruptcy legislation. The provision for loan losses increased reflecting higher losses on international loans, the implementation of higher minimum payment requirements on certain accounts in the United Kingdom and a lower level of releases of the domestic allowance for losses. The increases in other expenses were driven by increased legal costs, costs related to the spin-off from Morgan Stanley and increased marketing and business development costs.

Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets which we own and the interest expense incurred to finance those assets, whereas net interest margin represents the net interest income stated as a percentage of total interest-earning assets. Our interest-earning assets consist of credit card loan receivables, certain retained interests in securitization transactions included in amounts due from asset securitization and Federal Funds sold, as well as investment securities. Because the investor interests in securitization transactions are not assets owned by us, they are not included in interest-earning assets nor is the interest yield on the related loans included in interest income.

For the three months ended May 31, 2007, net interest income decreased $22.7 million, or 6%, and net interest margin decreased 174 basis points to 4.65% as compared to the three months ended May 31, 2006. The decrease in net interest income was due to a decline in the interest yield earned on interest-earning assets as well as an increase in our costs of funds. This was offset in part by an increase in the level of average interest-earning assets. For the six months ended May 31, 2007, net interest income increased $15.9 million, or 2%, and net interest margin decreased 76 basis points to 5.17% as compared to the six months ended May 31, 2006. The modest increase in net interest income was a result of the increase in the level of average interest-earning assets which was largely offset by an increase in the costs of funds. Both the higher level of average interest-earning assets and a higher cost of funds adversely impacted the net interest margin in both periods.

Interest income is influenced by the level of interest-earning assets which is most significantly impacted by changes in the level of securitized loans. Both the maturities of existing securitization transactions and the level of new transactions that equal or exceed those maturities, as well as the timing of each, can cause variability in the amount of securitized loans outstanding. Other factors that can influence average interest-earning assets are growth strategies, including portfolio acquisitions, as well as cardmember spending and payment patterns. For the three months ended May 31, 2007 and 2006, average securitized loans as a percentage of managed credit card loan receivables were constant at 58%. For the six months ended May 31, 2007, average securitized loans as a percentage of managed credit card loan receivables was slightly lower at 55% as compared to 56% for the six months ended May 31, 2006. In both the three months and six months ended May 31, 2007, the higher level of average securitized loans was offset by a higher level of managed loan receivables attributable to domestic loan receivables growth and the acquisition of Goldfish. As a result, there was an increase in owned average credit card loan receivables in the three months and six months ended May 31, 2007, in comparison to the prior year respective periods. This contributed favorably to the higher interest income in 2007. The increase in interest income in the three months ended May 31, 2007, was offset in part by a lower yield as compared to the three months ended May 31, 2006. Conversely, in the six months ended May 31, 2007, the favorable interest income over the comparative prior year period was further enhanced by a higher yield.

Other interest-earning assets include amounts due from asset securitization and Federal Funds sold. Amounts due from asset securitization relate to assets retained by us in securitization transactions and include cash collateral accounts that provide credit enhancement on the investor interests and cardmember payments on securitized loans that have been transferred to the trusts for the benefit of the investors. The amount of retained interests is impacted by the timing of securitization maturities and varies in relation to changes in the amount of securitized loans. Interest income earned on these assets will fluctuate accordingly. Average amounts due from asset securitization were higher in the three months ended May 31, 2007, and lower in the six months ended May 31, 2007, than their respective prior year comparisons. Federal Funds sold represent amounts maintained for liquidity purposes. We began to establish our liquidity pool in the latter part of the first quarter, surpassing our target level of $5 billion in the three months ended May 31, 2007. Accordingly, the average level of Federal Funds sold during the three months ended May 31, 2007 is somewhat higher than that of the six months ended May 31, 2007.

Interest income is also influenced by the interest rate on interest-earning assets. Credit card loan receivables earn interest at fixed rates as well as floating rates that are tied to short-term rates aligned with the prime rate. Amounts due from asset securitization and Federal Funds sold earn interest at floating rates tied to short-term rates aligned with market indices. Interest income earned on floating rate interest-earning assets is influenced by changes in the interest rate environment. Loan receivables are our largest asset. During the three months ended May 31, 2007 and 2006, average credit card loan receivables earning interest at floating rates represented 49%

and 52%, respectively, of total average loan receivables. During the six months ended May 31, 2007 and 2006, average credit card loan receivables earning interest at floating rates represented 50% and 52%, respectively. The prime rate during the six months ended May 31, 2006 increased 75 basis points and another 25 basis points in June 2006 to its current level of 8.25% in conjunction with similar changes to the Federal Funds rate. Accordingly, as a result of the increase in short-term rates, interest income on floating rate assets was more favorably impacted in the three months and six months ended May 31, 2007 than in the comparative prior year periods.

Credit quality is another factor which influences interest income. As a result of the improved credit environment following the October 2005 effective date of the new U.S. bankruptcy legislation and our risk management practices, the number of cardmembers having lower risk profiles has increased. Generally, cardmembers with a lower risk profile have higher payment rates, resulting in a lower percentage of loan receivables on which interest is accrued. Although interest income is lower as a result, interest-related charge-offs, which are recorded as a reduction to interest income, are also lower. This was particularly evident following the October 2005 effective date of the new U.S. bankruptcy legislation. The differences in year-over-year comparisons have narrowed as charge-offs have returned to a more stabilized level than that of the initial time period following the legislation’s effectiveness. For the three months ended May 31, 2007 and 2006, interest billed and subsequently charged-off, net of recoveries, was 0.94% and 0.90%, respectively. For the six months ended May 31, 2007 and 2006, interest billed and subsequently charged-off, net of recoveries, was 0.90% and 0.79%, respectively.

Interest-bearing liabilities reflect our funding requirements and consist of deposits, borrowings from Morgan Stanley and bank notes. Additionally, in 2006, as a subsidiary of Morgan Stanley, we were able to purchase Federal Funds from Morgan Stanley Bank, an FDIC-regulated banking subsidiary of Morgan Stanley, and to obtain money market accounts sourced from the Morgan Stanley Global Wealth Management Bank Deposit Program. See “— Liquidity and Capital Resources.” We incur interest expense on our interest-bearing liabilities at fixed and floating rates. Accordingly, changes in the interest rate environment, changes in the percentage of floating rate interest-bearing liabilities and the replacement of maturing debt can impact interest expense. During the three months ended May 31, 2007 and 2006, floating rate average interest-bearing liabilities as a percentage of total average interest-bearing liabilities were approximately 47% and 40%, respectively. During the six months ended May 31, 2007 and 2006, floating rate average interest-bearing liabilities as a percentage of total average interest-bearing liabilities were approximately 54% and 41%, respectively. In comparison to prior year respective periods, the increases in floating rate average interest-bearing liabilities in the three months and six months ended May 31, 2007, reflected higher levels of money market deposits, primarily sourced from the Morgan Stanley Global Wealth Management Bank Deposit Program and, to a lesser degree, external third parties, as well as higher levels of short-term borrowings. Both the higher levels of floating rate interest-bearing liabilities and the impact of the rising interest rate environment on these liabilities adversely impacted interest expense in the three months and six months ended May 31, 2007. The higher interest rate environment in 2007 also had a negative effect on the cost of issuing new fixed rate certificates deposits to replace maturing certificates of deposit issued at lower, historical rates. Higher interest expense in the three months ended May 31, 2007 also reflects an increase in the level of certificates of deposit over the three months ended May 31, 2006, reflecting the funding associated with the establishment of a liquidity pool in anticipation of our spin-off.

Interest expense also includes the effects of any interest rate swaps we enter into as part of our interest rate risk management program. The program is designed to reduce the volatility of earnings resulting from changes in interest rates by having a financing portfolio that reflects the existing repricing schedules of loan receivables as well as our right, with notice to cardmembers, to reprice certain fixed or floating rate loan receivables to a new interest rate in the future.

In response to industry-wide regulatory guidance, we have increased minimum payment requirements on certain credit card loans. Bank regulators have discretion to interpret the guidance or its application, and changes in such guidance or its application by the regulators could impact minimum payment requirements. Increases in minimum payment requirements could negatively impact future levels of credit card loans and related interest and fee revenue and charge-offs.

The following tables provide further analysis of net interest income, net interest margin and the impact of rate and volume changes for the three months and six months ended May 31, 2007 and 2006 (dollars in thousands):

Average Balance Sheet Analysis

	For the Three Months Ended
	May 31, 2007			May 31, 2006
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest earning assets:
Interest earning deposits in other banks	$—	—	$—	$1,688	3.75%	$16
Federal Funds sold	5,648,347	5.32%	75,689	1,061,465	4.72%	12,629
Commercial paper	15,642	5.35%	211	13,183	4.85%	161
Investment securities	94,247	5.45%	1,294	49,602	5.22%	652
Loans:(1)
Domestic
Credit cards	18,581,153	10.72%	502,049	17,141,035	11.09%	479,085
Other consumer loans	92,372	4.95%	1,152	124,541	7.29%	2,288

Total domestic	18,673,525	10.69%	503,201	17,265,576	11.06%	481,373
International
Credit cards	2,838,312	9.09%	65,057	2,523,378	10.50%	66,803
Other consumer loans	—	—	—	89,345	7.62%	1,717

Total international	2,838,312	9.09%	65,057	2,612,723	10.40%	68,520

Total loans	21,511,837	10.48%	568,258	19,878,299	10.97%	549,893
Other interest-earning assets	4,040,548	5.69%	57,913	3,197,492	5.44%	43,830

Total interest-earning assets	31,310,621	8.91%	$703,365	24,201,729	9.95%	$607,181
Allowance for loan losses	(789,273)			(784,806)
Other assets	2,773,876			2,706,891

Total assets	$33,295,224			$26,123,814

Liabilities and Stockholder’s Equity
Interest bearing deposits
Interest bearing deposits:
Time deposits(2)	$16,317,534	5.15%	$211,824	$12,689,576	4.54%	$145,201
Money market deposits	4,145,122	5.28%	55,207	1,546,683	4.56%	17,796
Other interest-bearing deposits	41,252	8.64%	898	32,215	3.23%	262

Total interest-bearing deposits	20,503,908	5.18%	267,929	14,268,474	4.54%	163,259
Borrowings:
Short-term borrowings
Domestic	1,790,960	5.66%	25,571	1,133,677	5.18%	14,794
International	1,728,103	5.64%	24,582	2,064,058	3.66%	19,016

Total short-term borrowings	3,519,063	5.65%	50,153	3,197,735	4.19%	33,810
Long-term borrowings
Domestic	669,982	5.88%	9,922	820,179	5.86%	12,120
International	692,816	4.72%	8,249	671,358	4.81%	8,147

Total long-term borrowings	1,362,798	5.29%	18,171	1,491,537	5.39%	20,267

Total borrowings	4,881,861	5.55%	68,324	4,689,272	4.58%	54,077

Total interest-bearing liabilities	25,385,769	5.26%	336,253	18,957,746	4.55%	217,336
Other liabilities and stockholder’s equity	7,909,455			7,166,068

Total liabilities and stockholder’s equity	$33,295,224			$26,123,814

Net interest income			$367,112			$389,845

Net interest margin(3)		4.65%			6.39%
Interest rate spread(4)		3.66%			5.41%

	For the Six Months Ended
	May 31, 2007			May 31, 2006
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest earning assets:
Interest earning deposits in other banks	$—	—	$—	$1,688	3.75%	$32
Federal Funds sold	3,044,790	5.32%	80,710	611,593	4.68%	14,270
Commercial paper	15,535	5.36%	415	13,141	4.64%	304
Investment securities	90,199	5.51%	2,477	39,532	5.38%	1,061
Loans:(1)
Domestic
Credit cards	20,193,248	10.63%	1,070,091	18,511,087	10.53%	972,180
Other consumer loans	93,980	5.76%	2,699	153,339	7.38%	5,640

Total domestic	20,287,228	10.61%	1,072,790	18,664,426	10.51%	977,820
International
Credit cards	2,878,421	9.24%	132,562	2,296,496	9.46%	108,325
Other consumer loans	—	—	—	106,330	7.63%	4,047

Total international	2,878,421	9.24%	132,562	2,402,826	9.38%	112,372

Total loans	23,165,649	10.43%	1,205,352	21,067,252	10.38%	1,090,192
Other interest-earning assets	3,275,597	5.80%	94,716	3,533,028	4.98%	87,753

Total interest-earning assets	29,591,770	9.38%	1,383,670	25,266,234	9.47%	1,193,612
Allowance for loan losses	(810,367)			(811,198)
Other assets	2,965,290			2,433,939

Total assets	$31,746,693			$26,888,975

Liabilities and Stockholder’s Equity
Interest bearing deposits
Interest bearing deposits:
Time deposits(2)	$13,929,968	5.10%	$354,171	$13,425,177	4.49%	$300,754
Money market deposits	3,781,688	5.29%	99,723	1,184,436	4.33%	25,582
Other interest-bearing deposits	42,135	6.16%	1,293	19,053	2.93%	278

Total interest-bearing deposits	17,753,791	5.14%	455,187	14,628,666	4.48%	326,614
Borrowings:
Short-term borrowings
Domestic	2,853,826	5.47%	77,907	2,121,641	4.61%	48,765
International	1,764,489	5.54%	48,716	1,919,601	3.71%	35,492

Total short-term borrowings	4,618,315	5.50%	126,623	4,041,242	4.18%	84,257
Long-term borrowings
Domestic	743,867	5.97%	22,136	820,308	5.80%	23,743
International	689,783	4.73%	16,266	476,667	4.82%	11,468

Total long-term borrowings	1,433,650	5.37%	38,402	1,296,975	5.44%	35,211

Total borrowings	6,051,965	5.47%	165,025	5,338,217	4.49%	119,468

Total interest-bearing liabilities	23,805,756	5.22%	620,212	19,966,883	4.48%	446,082
Other liabilities and stockholder’s equity	7,940,937			6,922,092

Total liabilities and stockholder’s equity	$31,746,693			$26,888,975

Net interest income			$763,458			$747,530

Net interest margin(3)		5.17%			5.93%
Interest rate spread(4)		4.15%			4.99%

(1)

Average balances of loan receivables include non-accruing loans and these loans are therefore included in the yield calculations. If these balances were excluded, there would not be a material impact on the amounts reported above.

(2)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.
(3)	Net interest margin represents net interest income as a percentage of total interest-earning assets.
(4)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended May 31, 2007 vs. 2006			For the Six Months Ended May 31, 2007 vs. 2006
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Increase/(Decrease) due to changes in:
Interest-earning assets:
Interest-earning deposits in other banks	$(8)	$(8)	$(16)	$(16)	$(16)	$(32)
Federal Funds sold	61,270	1,790	63,060	64,242	2,198	66,440
Commercial paper	32	18	50	60	51	111
Investment securities	612	30	642	1,391	25	1,416
Loans:
Domestic
Credit cards	107,078	(84,114)	22,964	89,070	8,841	97,911
Other consumer loans	(506)	(630)	(1,136)	(1,878)	(1,063)	(2,941)

Total domestic loans	106,572	(84,744)	21,828	87,192	7,778	94,970
International
Credit cards	33,436	(35,182)	(1,746)	31,569	(7,332)	24,237
Other consumer loans	(858)	(859)	(1,717)	(2,024)	(2,023)	(4,047)

Total international loans	32,578	(36,041)	(3,463)	29,545	(9,355)	20,190

Total loans	139,150	(120,785)	18,365	116,737	(1,577)	115,160
Other interest-earning assets	12,006	2,077	14,083	(15,622)	22,585	6,963

Total interest income	213,062	(116,878)	96,184	166,792	23,266	190,058
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	45,310	21,313	66,623	11,641	41,776	53,417
Money market deposits	34,204	3,207	37,411	67,355	6,786	74,141
Other interest-bearing deposits	91	545	636	531	484	1,015

Total interest-bearing deposits	79,605	25,065	104,670	79,527	49,046	128,573
Borrowings:
Short-term borrowings
Domestic	9,272	1,505	10,777	18,875	10,267	29,142
International	(17,621)	23,187	5,566	(8,022)	21,246	13,224

Total short-term borrowings	(8,349)	24,692	16,343	10,853	31,513	42,366
Long-term debt and bank notes
Domestic	(2,380)	182	(2,198)	(3,291)	1,684	(1,607)
International	830	(728)	102	5,467	(669)	4,798

Total long-term borrowings	(1,550)	(546)	(2,096)	2,176	1,015	3,191

Total borrowings	(9,899)	24,146	14,247	13,029	32,528	45,557

Total interest expense	69,706	49,211	118,917	92,556	81,574	174,130

Net interest income	$143,356	$(166,089)	$(22,733)	$74,236	$(58,308)	$15,928

(1)

The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

For the three months ended May 31, 2007, interest income increased $96.2 million, or 16%, as compared to the three months ended May 31, 2006, due to $7.1 billion higher average interest-earning assets offset in part by a 104 basis point decrease in the interest yield. The increase in interest-earning assets reflects a higher level of Federal Funds sold resulting from the establishment of a liquidity pool, growth in domestic credit card loan receivables and an increase in amounts due from asset securitization included in other interest-earning assets. Amounts due from asset securitization were higher in the three months ended May 31, 2007, reflecting an increase in cardmember payments held by the trust on behalf of investors as a result of a high level of maturities of existing securitization transactions in comparison to the three months ended May 31, 2006. The decrease in the interest yield in the three months ended May 31, 2007 was a result of the lower interest yields on the credit card loan receivables in comparison to the three months ended May 31, 2006. The lower interest yield on the domestic credit card loan receivables reflects the increase in receivables at lower balance transfer interest rates, whereas the lower interest yield on the international credit card loan receivables reflects a higher level of finance charge charge-offs, recorded as a reduction to interest income.

For the three months ended May 31, 2007, interest expense increased $118.9 million, or 55%, as compared to the three months ended May 31, 2006, due to a $6.4 billion higher level of funding to support the increase in interest-earning assets and a 71 basis point increase in the average cost of funds. The higher cost of funds reflects the impact of a higher comparative interest rate environment on floating rate short-term borrowings and the costs associated with replacing maturing certificates of deposits with certificates of deposits having higher interest rates, also attributable to a higher comparative interest rate environment.

For the six months ended May 31, 2007, interest income increased $190.1 million, or 16%, as compared to the six months ended May 31, 2006, due to $4.3 billion higher average interest-earning assets, offset in part by a 9 basis point decrease in the interest yield. The higher level of interest-earning assets reflects higher Federal Funds sold associated with the establishment of a liquidity pool, growth in domestic credit card loan receivables and the inclusion of Goldfish loan receivables for a full six months. The interest yield for the six months ended May 31, 2007 was adversely impacted by the effect of higher finance charge charge-offs on the international credit card loan receivables, offset in part by the favorable impact of a higher comparative interest rate environment on floating rate assets, including amounts due from asset securitization, domestic credit card loan receivables and Federal Funds sold.

For the six months ended May 31, 2007, interest expense increased $174.1 million, or 39%, as compared to the six months ended May 31, 2006, due to $3.8 billion higher level of funding to support the increase in interest-earning assets and a 74 basis point increase in the average cost of funds. The higher cost of funds reflects the impact of the higher comparative interest rate environment on money market deposits and short-term borrowings, both of which have floating rates of interest, and the replacement of maturing certificates of deposits with certificates of deposit having higher interest rates, which have floating interest rates.

Provision for Loan Losses

Provision for loan losses is the expense related to maintaining the allowance for loan losses at a level adequate to absorb the estimated probable losses in the loan portfolio at each period end date. Factors that influence the provision for loan losses include the level and direction of credit card loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, bankruptcy trends, regulatory changes or new regulatory guidance, the seasoning of our credit card loan portfolio, interest rate movements and their impact on consumer behavior, and changes in our credit card loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio. We consider the credit quality of the loan portfolio in determining the allowance for loan losses. See “—Critical Accounting Policies” and Note 3: Summary of Significant Accounting Policies to the audited combined financial statements included in the Company’s Form 10, as amended, for further discussion. Credit quality at any time reflects, among other factors, our credit granting practices and effectiveness of collection efforts, the impact of general economic conditions on the consumer, and the seasoning of the loans.

For the three months ended May 31, 2007, the provision for loan losses increased $73.8 million, or 57%, compared with the three months ended May 31, 2006. This increase primarily reflected higher losses on domestic and international loans along with an increase in international reserves related to implementation of higher minimum payment requirements on certain accounts. In the three months ended May 31, 2007, domestic net charge-offs reflected a trend toward more normalized levels of bankruptcy charge-offs as compared to record low levels in the three months ended May 31, 2006. International losses were impacted by legislative changes in the United Kingdom that have led to increased bankruptcy and individual voluntary arrangement filings and a general deterioration in consumer credit quality in the United Kingdom. In addition, charge-offs related to the Goldfish portfolio were significantly lower for the three months ended May 31, 2006 as no late stage delinquencies were purchased under the terms of the acquisition in February 2006.

For the six months ended May 31, 2007, the provision for loan losses increased $114.3 million, or 40%, compared with the six months ended May 31, 2006. This increase primarily reflected higher losses on international loans and a lower level of releases of the domestic allowance for losses, offset in part by lower net charge-offs on domestic loans. In the six months ended May 31, 2007 and 2006, the domestic allowance for loan losses was reduced by $59.2 million and $123.0 million, respectively, with the six months ended May 31, 2006, more favorably impacted by the dramatic decline in charge-offs following the effectiveness of the new U.S. bankruptcy legislation. International losses in the six months ended May 31, 2007, reflected a full six months of charge-offs related to the acquisition of Goldfish, whereas international charge-offs in the six months ended May 31, 2006, reflected the fact that no late stage delinquencies were purchased under the terms of the acquisition, resulting in a much lower level of charge-offs in comparison.

Allowance for Loan Losses

The following table provides a summary of the allowance for loan losses (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
Balance beginning of period	$793,850	$784,982	$832,483	$838,848
Charge-offs:
Domestic	(204,384)	(162,117)	(433,508)	(437,990)
International	(53,230)	(29,972)	(104,890)	(53,980)

	(257,614)	(192,089)	(538,398)	(491,970)
Recoveries:
Domestic	41,237	36,306	82,420	78,751
International	6,992	5,598	12,736	10,108

	48,229	41,904	95,156	88,859

Net charge-offs	(209,385)	(150,185)	(443,242)	(403,111)

Provision for loan losses:
Domestic	144,676	105,395	291,873	236,192
International	58,611	24,107	106,800	48,138

	203,287	129,502	398,673	284,330
Other activity:
Domestic
International:
Reserves acquired	—	9,259	—	52,816
Translation adjustments and other	996	2,831	834	3,506

Total other activity	996	12,090	834	56,322

Balance at end of period	$788,748	$776,389	$788,748	$776,389

The allowance for loan losses increased $12.4 million, or 2%, at May 31, 2007 as compared to May 31, 2006. The higher level was attributable to the decline in international credit quality, offset in part by a lower domestic allowance for loan losses related to improved credit quality.

The following table provides a summary of the composition of the allowance for loan losses (dollars in thousands):

	At May 31, 2007		At November 30, 2006
	$	% to total allowance	$	% to total allowance
Domestic	$644,701	81.7%	$703,917	84.6%
International	144,047	18.3%	128,566	15.4%

Allowance for loan losses, end of period	$788,748	100.0%	$832,483	100.0%

The allowance for loan losses is a general allowance that is determined separately for the domestic and international loan portfolios. Accordingly, the percentage of the allowance for loan losses applicable to the domestic and international loans will be a function of both the loan balances and credit quality of each portfolio. The percentage of the total allowance for loan losses applicable to the domestic loan portfolio declined to 81.7% at May 31, 2007 from 84.6% at November 30, 2006. This decline was due to improved credit quality in the domestic loan portfolio as compared to deterioration in international loan credit quality.

Net Charge-offs

Our net charge-offs include the principal amount of losses charged-off less current period principal recoveries and exclude charged-off interest and fees, current period recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest and loan fee income for loan receivables and in securitization income for securitized loans while fraud losses are recorded in other expense. Credit card loans are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of cardmember bankruptcies and probate accounts. Cardmember bankruptcies and probate accounts are charged-off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day contractual time frame. The net charge-off rate is calculated by dividing net charge-offs for the period by the average loans for the period.

The following table presents amounts and rates of net charge-offs of loan receivables (dollars in thousands):

	For the Three Months Ended May 31,				For the Six Months Ended May 31,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Net Charge-Offs
Domestic	$163,147	3.49%	$125,811	2.91%	$351,088	3.46%	$359,239	3.85%
International	46,238	6.52%	24,374	3.73%	92,154	6.40%	43,872	3.65%

Total	$209,385	3.89%	$150,185	3.02%	$443,242	3.83%	$403,111	3.83%

For the three months ended May 31, 2007, the net charge-off rate on our loan receivables increased 87 basis points as compared to the three months ended May 31, 2006, reflecting higher net charge-offs on both the domestic and international loan receivables. The net charge-off rate on the loan receivables for the six months ended May 31, 2007 was unchanged from the six months ended May 31, 2006 as improvement in domestic net charge-off rates was offset by less favorable trends in the international net charge-off rates.

The net charge-off rate on domestic loan receivables increased 58 basis points for the three months ended May 31, 2007, as compared to the three months ended May 31, 2006, reflecting a trend toward more normalized levels of bankruptcy charge-offs as compared to record low levels observed in the three months ended May 31, 2006, following the effective date of the new U.S. bankruptcy legislation. In contrast, the net charge-off rate on domestic loan receivables in the six months ended May 31, 2007, was 39 basis points lower than the six months ended May 31, 2006. This was due to an elevated level of charge-offs for the six months ended May 31, 2006, as a result of the initial acceleration of bankruptcy charge-offs immediately following the new U.S. bankruptcy legislation being included in the first quarter of 2006, offset only in part by the record low levels of bankruptcy charge-offs observed in the months following this heightened level.

The net charge-off rate on international loan receivables increased 279 basis points for the three months ended May 31, 2007 as compared to the three months ended May 31, 2006 and increased 275 basis points for the six months ended May 31, 2007 as compared to the six months ended May 31, 2006. These increases were due to the legislative changes in the United Kingdom that have led to increased bankruptcy and individual voluntary arrangement filings and a general deterioration in consumer credit quality in the United Kingdom. In addition, charge-offs related to the Goldfish portfolio were significantly lower for the three months and six months ended May 31, 2006 as no late stage delinquencies were purchased under the terms of the acquisition in February 2006.

Delinquencies

Delinquencies are an indicator of credit quality at any point in time. Loan balances are considered delinquent when contractual payments on the loan become 30 days past due.

The following table presents the amounts and delinquency rates of loan receivables over 30 days past due (dollars in thousands):

	At May 31, 2007		At November 30, 2006		At May 31, 2006
Loans over 30 days delinquent	$	%	$	%	$	%
Domestic	$540,228	2.71%	$633,150	3.05%	$532,229	2.79%
International	129,663	4.55%	128,806	4.36%	115,010	4.11%

Total	$669,891	2.94%	$761,956	3.21%	$647,239	2.96%

The over 30 day delinquency rate of our total loan portfolio decreased 2 basis points at May 31, 2007 as compared to May 31, 2006 due to record low domestic delinquencies partially offset by higher delinquencies in the United Kingdom. The over 30 day delinquency rate of our domestic loan receivables decreased 8 basis points at May 31, 2007 as compared to May 31, 2006, reflecting continued strong domestic credit quality. The over 30 day delinquency rate of our international loan receivables increased 44 basis points at May 31, 2007 as compared to May 31, 2006 due to the deterioration in consumer credit quality in the United Kingdom.

The following table presents the amounts and delinquency rates of loan receivables that are accruing interest and are over 90 days delinquent (dollars in thousands):

	At May 31, 2007		At November 30, 2006
Loans over 90 days delinquent and accruing interest	$	%	$	%
Domestic	$213,729	1.08%	$244,669	1.18%
International	35,225	1.24%	38,997	1.32%

Total loans over 90 days delinquent and accruing interest	$248,954	1.10%	$283,666	1.19%

These loans are included in loan receivables over 30 days delinquent and the related discussion thereof.

The following table presents the amounts and delinquency rates of loan receivables that are not accruing interest, regardless of delinquency (dollars in thousands):

	At May 31, 2007		At November 30, 2006
Loans not accruing interest	$	%	$	%
Domestic	$98,817	0.50%	$110,486	0.53%
International	157,650	5.53%	143,435	4.86%

Total loans not accruing interest	$256,467	1.13%	$253,921	1.07%

Loan receivables are placed on non-accrual status upon receipt of notification of the bankruptcy or death of a cardmember and as part of certain collection management processes. Trends in loans not accruing interest have been consistent with the credit quality trends previously discussed.

Other Income

The principal component of other income is securitization income. The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2007 vs. 2006 increase (decrease)		For the Six Months Ended May 31,		2007 vs. 2006 increase (decrease)
	2007	2006	$	%	2007	2006	$	%
Securitization income	$601,822	$651,224	$(49,402)	(8)%	$1,122,444	$1,247,092	$(124,648)	(10)%
Loan fee income	82,070	90,929	(8,859)	(10)%	182,816	179,498	3,318	2%
Discount and interchange revenue(1)	69,498	78,090	(8,592)	(11)%	152,297	175,900	(23,603)	(13)%
Insurance	49,034	47,206	1,828	4%	100,389	94,786	5,603	6%
Merchant fees	23,853	27,578	(3,725)	(14)%	49,178	50,534	(1,356)	(3)%
Transaction processing revenue	25,187	23,106	2,081	9%	49,697	46,923	2,774	6%
Other income	20,229	13,894	6,335	46%	40,549	26,569	13,980	53%

Total other income	$871,693	$932,027	$(60,334)	(6)%	$1,697,370	$1,821,302	$(123,932)	(7)%

(1)

Net of rewards, including Cashback Bonus rewards, of $193 million and $194 million for the three months ended May 31, 2007 and 2006, respectively, and $398 million and $375 million for the six months ended May 31, 2007 and 2006.

Other income decreased $60.3 million, or 6%, for the three months ended May 31, 2007 as compared to the three months ended May 31, 2006 primarily related to lower securitization income, loan fee income and discount and interchange revenue, partially offset by higher other income.

Other income decreased $123.9 million, or 7%, for the six months ended May 31, 2007 as compared to the six months ended May 31, 2006 primarily related to lower securitization income and discount and interchange revenue, partially offset by higher other income.

For securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of our discount and interchange revenue to new securitization transactions. Within other income, this change to allocating discount and interchange revenue has the effect of decreasing discount and interchange revenue and increasing securitization income. The amount of discount and interchange revenue allocated to securitization transactions has increased since this change was made in 2004 and is expected to continue increasing as new transactions which include such allocations are completed and securitizations transactions that did not receive allocations mature. For the three months and six months ended May 31, 2007 there were 66% and 62%, respectively, of average securitized loans to which discount and interchange revenue was allocated as compared to 56% and 51% in the three months and six months ended May 31, 2006, respectively.

To broaden merchant acceptance of Discover Network cards, we began using third parties to acquire and service small and mid-sized merchants in late 2006. In addition, we are selling small and mid-size merchant portfolios to third-party acquirers to facilitate integrated servicing and reduce costs. As the outsourcing continues, merchant discount will be replaced by acquirer interchange and assessments, which will reduce income on a per transaction basis and, over time, operating expenses, as we no longer incur costs to acquire and service small and mid-sized merchants. The lower cost per transaction is expected to be offset by increased volume due to broader acceptance. Any gains on the sale of merchant portfolios will be reflected in other income as earned.

Securitization Income

Securitization income is a significant source of our income and is derived through asset securitizations and continued servicing of a portion of the credit card receivables we originated. For the three months ended May 31, 2007 and 2006, the average securitized loans were $29.3 billion and $27.6 billion, respectively. For the six months ended May 31, 2007 and 2006, the average securitized loans were $28.0 billion and $26.6 billion, respectively.

The issuance of asset-backed securities to investors has the effect of removing the owned loan receivables from the condensed combined statements of financial condition. Also, portions of interest income, provision for loan losses and certain components of other income related to the transferred loans against which beneficial interests have been issued through securitization transactions are no longer reported in our statements of income; however, they remain significant factors in determining securitization income we receive on our retained beneficial interest in those transactions. Investors in securitizations are allocated the cash flows derived from interest and loan fee revenue earned on securitized loans. In addition, for securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of our discount and interchange revenue to new securitization transactions. These cash flows are used to pay the investors in the transactions a contractual fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans, net of recoveries, and to pay us a contractual fee for servicing the securitized loans. Any excess cash flows remaining are paid to us. Both servicing fees and excess spread are recorded in securitization income. Securitization income also includes the net revaluation of the interest-only strip receivable and other retained interests, reflecting adjustments to the fair values of the retained interests that result from changes in the level of securitized loans and assumptions used to value the retained interests.

The table below presents the components of securitization income (dollars in thousands):

	For Three Months Ended May 31,		2007 vs. 2006 increase (decrease)		For Six Months Ended May 31,		2007 vs. 2006 increase (decrease)
	2007	2006	$	%	2007	2006	$	%
Excess spread	$425,966	$501,839	$(75,873)	(15%)	$821,254	$828,267	$(7,013)	(1%)
Servicing fees on securitized loans	145,826	136,512	9,314	7%	280,210	272,203	8,007	3%
Net revaluation of retained interests	35,620	17,575	18,045	103%	31,623	156,115	(124,492)	(80%)
Other (principally transaction costs)	(5,590)	(4,702)	(888)	(19%)	(10,643)	(9,493)	(1,150)	(12%)

Securitization income	$601,822	$651,224	$(49,402)	(8%)	$1,122,444	$1,247,092	$(124,648)	(10%)

For the three months ended May 31, 2007, securitization income decreased $49.4 million, or 8%, as compared to the three months ended May 31, 2006. The decrease was primarily attributable to lower excess spread on securitized loans, offset in part by a higher net revaluation of the interest-only strip receivable and higher servicing fees on securitized loans. For the six months ended May 31, 2007, securitization income decreased $124.7 million, or 10%, as compared to the six months ended May 31, 2006. The decrease was caused by the lower net revaluation of the interest-only strip receivable.

Excess spread. The following table provides the components of excess spread (dollars in thousands):

	For Three Months Ended May 31,		2007 vs. 2006 increase (decrease)		For Six Months Ended May 31,		2007 vs. 2006 increase (decrease)
	2007	2006	$	%	2007	2006	$	%
Interest income on securitized loans	$1,012,478	$967,817	$44,661	5%	$1,931,857	$1,856,501	$75,356	4%
Interest paid to investors in asset-backed securities	(411,050)	(355,993)	(55,057)	(15%)	(772,917)	(666,375)	(106,542)	(16%)

Net interest income	601,428	611,824	(10,396)	(2%)	1,158,940	1,190,126	(31,186)	(3%)
Other fee revenue on securitized loans(1)	297,515	268,562	28,953	11%	556,949	504,755	52,194	10%
Net charge-offs on securitized loans	(327,151)	(242,035)	(85,116)	(35%)	(614,425)	(594,411)	(20,014)	(3%)

Net revenues on securitized loans	571,792	638,351	(66,559)	(10%)	1,101,464	1,100,470	994	—
Servicing fees on securitized loans	(145,826)	(136,512)	(9,314)	(7%)	(280,210)	(272,203)	(8,007)	(3%)

Excess spread	$425,966	$501,839	$(75,873)	(15%)	$821,254	$828,267	$(7,013)	(1%)

(1)	Other fee income includes discount and interchange revenue, loan fee income and insurance (credit fee products) revenues.

For the three months ended May 31, 2007, excess spread on securitized loans decreased $75.9 million, or 15%, as compared to the three months ended May 31, 2006. The lower excess spread primarily reflects a higher rate of net charge-offs on securitized loans. The three months ended May 31, 2006 was favorably impacted by the effect of lower charge-offs following the October 2005 effective date of the new U.S. bankruptcy legislation. For the six months ended May 31, 2007, excess spread on securitized loans decreased $7.0 million, or 1%, as compared to the six months ended May 31, 2006. The decrease was attributable to lower net interest income and higher net charge-offs, offset in part by higher other fee revenue on securitized loans. The decrease in net interest income related to a higher rate of return paid to investors reflecting the impact of higher interest rates on floating rate investor interests, offset in part by the favorable impact on net interest income of a higher level of average securitized loans. The higher net charge-offs reflected the higher level of average securitized loans. Higher other fee revenue was attributable to the higher level of outstanding securitized loans receiving discount and interchange revenue.

Servicing fees on securitized loans. We are paid a servicing fee from the cash flows generated by the securitized loans. These cash flows include interest income and loan fee income as well as discount and interchange revenue for certain securitized loans. For the three months ended May 31, 2007, servicing fees increased $9.3 million, or 7%, as compared to the three months ended May 31, 2006. For the six months ended May 31, 2007, servicing fees increased $8.0 million, or 3%, as compared to the six months ended May 31, 2006. The increases in both periods were due to a higher level of average securitized loans as compared to the respective prior periods.

Net revaluation of retained interests. Amounts included in the net revaluation of retained interests reflect principally changes in the fair value of the interest-only strip receivable. The components of net revaluation of retained interests are summarized in the table below (dollars in thousands):

	For Three Months Ended May 31,		For Six Months Ended May 31,
	2007	2006	2007	2006
Initial gain on new securitization transactions	$56,914	$—	$80,703	$75,645
Revaluation of retained interests	(21,294)	17,575	(49,080)	80,470

Net revaluation of retained interests	$35,620	$17,575	$31,623	$156,115

The net revaluation of retained interests includes the initial gain on transferred loan receivables against which beneficial interests have been issued through securitization transactions and changes in the fair value of retained interests, principally the interest-only strip receivable. The net revaluation of the interest-only strip receivable represents changes in the estimated present value of certain components of excess spread on the securitized loans to be earned in the future. Changes in the estimate of performance measures of the securitized loans, such as interest yield and charge-offs, as well as changes in the interest rate environment, can affect future excess spread projections and, accordingly, the net revaluation of the interest-only strip receivable.

The net revaluation of retained interests for the three months ended May 31, 2007 increased $18.0 million as compared to the three months ended May 31, 2006. The increase was due to higher initial gains on new securitization transactions which reflected $3.7 billion in new securitization transactions for the three months ended May 31, 2007 as compared to no new transactions in the three months ended May 31, 2006. The increase was offset in part by a negative net revaluation of retained interests in the three months ended May 31, 2007 as compared to a positive net revaluation in the comparable period in the prior year. The negative net revaluation was primarily due to higher net gain amortization related to the maturity of securitization transactions. The net positive revaluation of retained interests for the three months ended May 31, 2006 was favorably impacted by the effect of lower charge-offs following the October 2005 effective date of the new U.S. bankruptcy legislation on the interest-only strip receivable.

The net revaluation of retained interests for the six months ended May 31, 2007 decreased $124.5 million as compared to the six months ended May 31, 2006. The negative net revaluation of retained interests of $49.1 million for the six months ended May 31, 2007 was primarily attributable to net gain amortization related to the maturity of securitization transactions. The positive net revaluation of retained interests of $80.5 million for the six months ended May 31, 2006 was favorably impacted by the effect of projected lower charge-offs used to value the interest-only strip receivable at May 31, 2006, versus year-end 2005, which was impacted by an elevated level of bankruptcy charge-offs in early 2006.

Loan Fee Income

Loan fee income consists primarily of fees on credit card loans and includes late, overlimit, balance transfer, cash advance and other miscellaneous fees. Loan fee income decreased $8.9 million, or 10%, for the three months ended May 31, 2007 as compared to the three months ended May 31, 2006, reflecting lower late and overlimit fees, partially offset by higher balance transfer fees. Loan fee income increased $3.3 million, or 2%, for the six months ended May 31, 2007 as compared to the six months ended May 31, 2006, primarily due to higher balance transfer fees related to higher balance transfer volume, partially offset by lower late and overlimit fees.

Discount and Interchange Revenue

Discount and interchange revenue includes discount revenue net of interchange paid to third-party issuers in the United States, and interchange revenue in the United Kingdom. In the United States, we earn discount revenue from fees charged to merchants with whom we have entered into card acceptance agreements for processing cardmember purchase transactions. We incur an interchange cost to card issuing entities that have entered into contractual arrangements to issue cards on the Discover Network. This cost is contractually established and is based on the card issuing organizations’ transaction volume and is reported as a reduction to discount and interchange revenue. In the United Kingdom, where we issue MasterCard and Visa branded cards, we earn interchange revenue from transactions processed by those networks. We offer our cardmembers various reward programs, including the Cashback Bonus reward program, pursuant to which we pay certain cardmembers a percentage of their purchase amounts based on the type and volume of the cardmember’s purchases. Reward costs are recorded as a reduction to discount and interchange revenue as required by GAAP. For securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of discount and interchange revenue to new securitization transactions, which results in a decrease in discount and interchange revenue and an increase in securitization income. However, cardmember rewards costs associated with the securitized loans are not allocated to investor interests, and as such, do not impact securitization income.

Discount and interchange revenue decreased $8.6 million, or 11%, for the three months ended May 31, 2007 as compared to May 31, 2006, due to higher allocations to securitized loans which have the effect of reclassifying discount and interchange revenue to securitization income partially offset by an increase in discount and interchange revenue earned related to record sales volume. The increase in allocations to securitized loans was due to a higher level of outstanding securitized loans receiving such allocations than in 2006.

Discount and interchange revenue decreased $23.6 million, or 13%, for the six months ended May 31, 2007 as compared to May 31, 2006, due to higher allocations to securitized loans and higher cardmember rewards, partially offset by an increase in discount and interchange revenue earned related to record sales volume. The increase in allocations to securitized loans was due to a higher level of outstanding securitized loans receiving such allocations than in 2006. The increase in cardmember rewards reflected record sales volume.

Insurance (Credit Fee Products)

We earn revenue primarily related to fees received for marketing credit-related ancillary products including insurance, debt deferment/debt cancellation contracts and credit protection services to cardmembers. The amount of revenue recorded is based on the terms of the insurance policies and contracts with third-party providers. We do not retain any significant underwriting loss exposure. We recognize this income over the policy or contract period as earned. Insurance income increased $1.8 million, or 4%, for the three months ended May 31, 2007 as compared to the three months ended May 31, 2006, related to higher credit protection revenue partially offset by lower debt deferment revenue. Insurance income in the six months ended May 31, 2007 as compared to the six months ended May 31, 2006, increased $5.6 million, or 6%, primarily related to higher credit protection revenue.

Merchant Fees

Merchant fees consist primarily of fees charged to merchants for various services including delivery of hardcopy statements and manual authorization of transactions. Merchant fees decreased $3.7 million, or 14%, for the three months and $1.4 million, or 3%, for the six months ended May 31, 2007 as compared to the three months and six months ended May 31, 2006, respectively.

Transaction Processing Revenue

Transaction processing revenues include switch fees charged to financial institutions for accessing the PULSE Network to process transactions and various participation and membership fees. Switch fees are charged on a per transaction basis. Transaction processing revenue increased $2.1 million, or 9%, and $2.8 million, or 6%, for the three months and six months ended May 31, 2007, respectively, as compared to the three months and six months ended May 31, 2006 related to increased volumes.

Other Income

Other income includes revenues on various fee-based products, revenues from the referral of declined applications to certain third-party issuers on the Discover Network, unrealized gains and losses related to derivative contracts, gains on sales of mortgage loans, investment gains and losses, and other miscellaneous revenue items. See Note 14: Related Party Transactions to the condensed combined financial statements for further information related to the sale of mortgage loans. Other income increased $6.3 million, or 46%, and $14.0 million, or 53%, for the three months and six months ended May 31, 2007, respectively, as compared to the three months and six months ended May 31, 2006 related to revenue from sales of merchant contracts, the referral of declined applications and increased cardmember participation in our Wallet Protection program. This is partially offset by a loss from hedging activities.

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2007 vs. 2006 increase (decrease)		For the Six Months Ended May 31,		2007 vs. 2006 increase (decrease)
	2007	2006	$	%	2007	2006	$	%
Employee compensation and benefits	$234,373	$223,296	$11,077	5%	$467,691	$461,135	$6,556	1%
Marketing and business development	140,930	142,149	(1,219)	(1)%	283,274	260,771	22,503	9%
Information processing and communications	96,622	95,625	997	1%	190,073	186,039	4,034	2%
Professional fees	113,264	90,864	22,400	25%	194,221	155,693	38,528	25%
Premises and Equipment	24,350	21,339	3,011	14%	47,160	44,847	2,313	5%
Other	93,453	74,761	18,692	25%	175,749	146,784	28,965	20%

Total other expense	$702,992	$648,034	$54,958	8%	$1,358,168	$1,255,269	$102,899	8%

Other expense increased $55.0 million, or 8%, for the three months ended May 31, 2007 as compared to the three months ended May 31, 2006, primarily related to higher professional fees, other expenses and employee compensation and benefits. Professional fees increased $22.4 million, or 25%, primarily related to increased consulting costs and legal fees. The increase in consulting fees was primarily driven by spin-off related expenses and various other business initiatives. Legal fees increased due to costs associated with the Visa and MasterCard litigation. Other expenses increased $18.7 million, or 25%, for the three months ended May 31, 2007 as compared to the three months ended May 31, 2006 primarily related to higher fraud expenses and spin-off costs related to the International Card segment. Employee compensation and benefits increased $11.1 million, or 5%, related to higher salaries and wages.

Other expense increased $102.9 million, or 8%, for the six months ended May 31, 2007 as compared to the six months ended May 31, 2006, primarily related to higher professional fees, other expenses and marketing and business development. Professional fees increased $38.5 million, or 25%, for the six months ended primarily related to increased legal fees and consulting costs. Legal fees increased due to costs associated with the Visa and MasterCard litigation. The increase in consulting fees was primarily driven by spin-off related expenses and various other business initiatives. Premises and equipment increased $2.3 million, or 5%, for the six months ended May 31, 2007. Marketing and business development decreased $22.5 million, or 9%, due to higher account acquisition expenses. Information processing and communications increased $4.0 million, or 2%, for the six months ended May 31, 2007 as compared to May 31, 2006. Other expenses increased $29.0 million, or 20%, primarily related to higher fraud expense and spin-off costs related to the International Card segment.

Income Tax Expense

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.1%	1.8%	2.0%	1.8%
Other	—	0.1%	0.1%	0.2%

Effective income tax rate	37.1%	36.9%	37.1%	37.0%

Liquidity and Capital Resources

We seek to maintain liquidity, capital and funding policies that ensure our credit ratings and bank capitalization level are sufficient to provide cost effective access to debt and deposit markets thus providing sufficient liquidity to fund our business. Our liquidity and funding risk management policies are designed to mitigate the risk that we may be unable to access adequate financing to service our financial obligations when they come due. Liquidity risk is addressed through various funding criteria and targets that guide our access to the long-term and short-term debt capital markets, the maturity profile of our liabilities, the diversity of our funding sources and investor base, as well as the level of our liquidity reserve as part of a contingency funding plan. We attempt to ensure that the maturity of our liabilities equals or exceeds the expected holding period of the assets being financed.

Liquidity risk is assessed by several measures including the liquidity position, which measures funding in various maturity tranches. The maturities of the various funding instruments are reviewed during the funding planning and execution process to ensure the maturities are staggered. The mix of funding sources and the composition of our investor base are also reviewed during the funding process to ensure appropriate diversification. Funding sources historically have included externally derived short-term borrowings, intercompany funding from Morgan Stanley, asset-backed commercial paper conduit financing, long-term asset-backed securitizations, bank deposits and bank notes.

As a business segment of Morgan Stanley, we have historically benefited from shared financial and other centralized resources. Liquidity and capital management is an area in which we worked closely with Morgan Stanley to establish policies and execute strategies to maintain prudent levels of liquidity and capital. Our senior management reviews financial performance relative to these policies, monitors the availability of alternative financing sources, evaluates liquidity risk and capital adequacy, and assesses the interest rate sensitivity of our assets and liabilities.

Morgan Stanley historically has provided various sources of funding to us on both a short-term and long-term basis to meet various financing needs. This funding has been used to finance receivables in both our U.S. and U.K. card businesses, the cash collateral account in connection with our domestic asset-backed securitization program and fixed assets, which include office facilities and equipment. The following table summarizes funding sourced through Morgan Stanley (dollars in thousands):

	May 31, 2007	November 30, 2006
Morgan Stanley Global Wealth Management Bank Deposit Program	$2,979,065	$1,928,443
Federal Funds purchased from Morgan Stanley Bank	—	3,000,000
Short-term borrowings	3,542,153	3,639,678
Long-term borrowings	692,860	1,251,662

Total	$7,214,078	$9,819,783

During the six months ended May 31, 2007, total intercompany balances declined by $2.6 billion, reflecting the decline in Federal Funds purchased from Morgan Stanley Bank, offset in part by growth in deposits sourced through the Morgan Stanley Global Wealth Management Bank Deposit Program. The overall decrease in funding derived from Morgan Stanley sources was replaced with interest-bearing deposits, primarily certificates of deposit. Amounts sourced through Morgan Stanley were further reduced to $0 in June, during which time MSDW withdrew from Discover Bank deposits obtained through the Morgan Stanley Global Wealth Management Bank Deposit Program and we completed financing transactions with external parties that facilitated the full repayment of short-term and long-term borrowings with Morgan Stanley. See “—Changes Related to the Distribution” below.

In light of the Distribution, we have developed our own infrastructure to manage and execute our liquidity and capital management functions as an independent company. Our efforts have included a review of our liquidity and funding risk management policies to ensure that they continue to support the successful execution of our business strategies while maintaining sufficient liquidity through the business cycle and during periods of financial stress. We have executed certain agreements providing for ongoing Morgan Stanley support in certain functions. See “Arrangements Between Us and Morgan Stanley” in the audited combined financial statements included in the Company’s Form 10, as amended, for further discussion.

As a business segment of Morgan Stanley, our Contingency Funding Plan (“CFP”) model incorporated a wide range of potential cash outflows during a liquidity stress event, including, but not limited to: (i) repayment of all debt maturing within one year; (ii) expected funding requirements from receivable growth and/or volatility; and (iii) client cash withdrawals from interest-bearing deposits. In addition, during a stress event, our CFP enabled us to reduce our funding requirements through adjustments in the level of new loan originations. Given our historical access to Morgan Stanley intercompany funding, our CFP was driven by Morgan Stanley stress events and assumed that we would be able to access deposits and the asset-backed market for a significant portion of our funding requirements. We managed our liquidity reserve in conjunction with access to Morgan Stanley intercompany funding to a size prudent for anticipated credit card loan receivables fluctuations and conditions in the markets for asset-backed securitization, unsecured debt and deposits. By May 31, 2007, in anticipation of the Distribution and to reduce our reliance on the Morgan Stanley parent liquidity reserve, we had established our own liquidity reserve of $7.5 billion at Discover Bank and had a total of $2.4 billion of unutilized commitments from third-party commercial paper asset-backed conduits for securitization funding.

As of the Distribution date, we replaced all Morgan Stanley sourced funding previously available to us with certificates of deposit, external deposits from broker-dealers, external secured borrowings, unsecured long-term debt and asset-backed financing. We also modified our CFP to eliminate reliance on Morgan Stanley sourced funding while limiting our access to the asset-backed and certificate of deposit markets. See “—Changes Related to the Distribution” herein.

Our condensed combined statement of financial condition at May 31, 2007 consisted primarily of credit card loan receivables, of which 87% were originated in the United States and 13% in the United Kingdom. The condensed combined statements of financial condition assets fluctuate from time to time due to trends in credit card spending and payments, as well as the issuance of new securitization transactions and maturities of existing securitization transactions. Our credit card loan receivables provide us with flexibility in financing and managing our business, as the market for financing credit card loan receivables is large and active.

Equity Capital Management. Our senior management views equity capital as an important source of financial strength. We determine the level of capital necessary to support our business based on our managed credit card loan receivables, goodwill and other intangible assets, taking into account, among other things, regulatory requirements, rating agency guidelines and internally managed requirements to sustain growth. Using this approach, management determined that approximately $5.5 billion of capital was appropriate to support our business at the time of the Distribution. We paid dividends to Morgan Stanley of $500 million in each of November 2006 and February 2007 and $350 million in June 2007, and we received an equity infusion from Morgan Stanley in the amount of $135 million to further adjust our capital to its appropriate level.

Under regulatory capital requirements adopted by the FDIC and other bank regulatory agencies, FDIC-insured financial institutions must maintain minimum levels of capital that are dependent upon the risk of the financial institutions assets, specifically (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% to 6% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% to 10% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At May 31, 2007, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of Discover Bank as well as our other FDIC-insured financial institution, Bank of New Castle, exceeded these regulatory minimums.

Dividend Policy Although we intend to reinvest a substantial portion of our earnings in our business, we intend to initiate payment of regular quarterly cash dividends on our common stock, subject to the approval of the Board of Directors of the Company. The declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that we will declare and pay any dividends. In addition, as a result of applicable banking regulations and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may further be limited.

Short-Term Borrowings. As a Morgan Stanley subsidiary, we financed our short-term funding requirements primarily through intercompany arrangements with Morgan Stanley, including short-term intercompany loans. In addition, we historically have had access to the Federal Funds market through third parties for both overnight borrowings and term borrowings that mature in more than one business day. See Note 6: Short-Term Borrowings to the condensed combined financial statements.

The following table summarizes short-term borrowings (dollars in thousands):

	May 31, 2007		November 30, 2006
	Ending Balance	Weighted Average Interest Rate	Ending Balance	Weighted Average Interest Rate
Short-term borrowings from Morgan Stanley
Domestic:
Overnight Federal Funds purchased	$—	—	$3,000,000	5.31%
Other short-term borrowings	1,838,404	5.66%	1,811,124	5.46%
International:
Other short-term borrowings	1,703,749	5.80%	1,828,554	5.25%

Total short-term borrowings from Morgan Stanley	3,542,153	5.73%	6,639,678	5.34%
Short-term borrowings with external parties
Domestic:
Term Federal Funds purchased	530,000	5.34%	100,000	5.35%

Total short-term borrowings with external parties	530,000	5.34%	100,000	5.35%

Total	$4,072,153	5.68%	$6,739,678	5.34%

Deposits. We utilize deposits to diversify funding sources and to reduce our reliance on short-term credit-sensitive funding sources, thus enhancing our liquidity position. At May 31, 2007, total interest-bearing deposits were $23.0 billion. We obtain our deposits through various channels: direct retail certificates of deposit and money market accounts, retail and institutional brokerage arrangements and, prior to the Distribution, Morgan Stanley sourced money market accounts obtained through the Morgan Stanley Global Wealth Management Bank Deposit Program, under which we received funds swept directly from certain Morgan Stanley Global Wealth Management clients. Direct consumer retail deposits are marketed to and received from individual customers, without the use of a third-party intermediary, and are an important, stable funding source that typically react more slowly to interest rate changes than other deposits. Brokered deposits are deposits placed to consumers through registered brokers. These deposits typically provide funding with maturities ranging from one month to ten years. At May 31, 2007, the weighted average maturity of all certificates of deposit was approximately 26 months. See Note 5: Deposits to the condensed combined financial statements.

Under the Morgan Stanley Global Wealth Management Bank Deposit Program, a portion of Global Wealth Management Group client funds were transferred to Discover Bank and utilized by Discover Bank as a source of funding. We began participating in this program in the second quarter of 2006, accumulating a balance of $3.0 billion by May 31, 2007. MSDW subsequently withdrew all these deposits on June 11, 2007, in anticipation of the Distribution. Beginning in the second quarter of 2007, Discover Bank entered into similar agreements with third parties, accumulating balances of $880.8 million in aggregate at May 31, 2007.

The following table summarizes the remaining maturities of our interest-bearing deposits at May 31, 2007 (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than or equal to $100,000	$17,332,074	$2,993,757	$824,178	$2,212,880	$11,301,259
Certificates of deposit in amounts greater than $100,000	657,880	143,655	238,215	153,944	122,066
Savings deposits, including money market deposit accounts	5,059,430	5,059,430	—	—	—

Total interest-bearing deposits	$23,049,384	$8,196,842	$1,062,393	$2,366,824	$11,423,325

Long-Term Debt and Bank Notes. An additional source of funding is provided by our Global Bank Note Program. The program was launched in 2004 by Discover Bank. Bank notes may be issued under this program with maturities of thirty days or more from the date of issuance. At May 31, 2007 and 2006, we had $250 million in bank notes outstanding which mature in February 2009. In addition, there was $0.7 billion in medium-term notes allocated to us in the form of long-term borrowings from Morgan Stanley.

Securitization Financing. We also generate a significant portion of our funding through the securitization of credit card loan receivables utilizing non-consolidated securitization trusts. Transferred loans against which beneficial interests have been issued to third-party investors are accounted for as sold and, accordingly, are removed from the statements of financial condition. We have historically securitized between 55% and 65% of our managed credit card loan receivables.

We utilize both the term securitization market as well as the privately placed asset-backed commercial paper conduit financing market. Outstanding term financing and asset-backed commercial paper conduit financing at May 31, 2007 were $25.7 billion and $2.7 billion, respectively. At May 31, 2007, we had $12.8 billion unused capacity under Discover Card Master Trust I’s registered asset-backed securities shelf registration statement and $2.4 billion in unused asset-backed commercial paper conduit capacity. Effective June 11, 2007, the shelf registration for the Discover Card Master Trust I was replaced with a $25 billion shelf registration statement for Discover Card Execution Note Trust and Discover Card Master Trust I. See discussion at “Changes Related to Distribution” for further detail.

The following table summarizes expected maturities of the investors’ interests in securitizations at May 31, 2007 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Expected maturities of the investors’ interest in securitizations	$28,354,231	$8,219,515	$12,321,818	$5,448,554	$2,364,344

We access the term asset securitization market through the Discover Card Master Trust I using receivables generated by our U.S. Card business. Through this trust, we have been using a structure utilizing Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates and a cash collateral account. As of May 31, 2007, cash collateral accounts had a balance of $2.1 billion, a portion of which was financed through short-term borrowings from Morgan Stanley. At May 31, 2007, the balance in cash collateral accounts underlying the securitization transactions was $2.1 billion (reflected in amounts due from asset securitizations in the condensed combined statements of financial condition).

The following table summarizes estimated maturities of the cash collateral accounts at May 31, 2007 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Estimated maturities of cash collateral accounts	$2,084,826	$617,318	$948,800	$367,117	$151,591

In our U.K. business, we access the term asset-backed securitization market through the Cumbernauld Funding plc master trust. Through this trust, we have traditionally utilized a structure having Class A, triple-A rated notes, with credit enhancement provided by subordination through the overcollateralization of receivables and a cash collateral account.

The securitization structures include certain features designed to protect investors that could result in earlier-than-expected amortization of the transactions, accelerating the need for alternative funding. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements (“economic early amortization”). In the event of an economic early amortization (which would occur if the excess spread falls below 0% for a contractually specified period, generally a three-month average), the receivables that otherwise would have been subsequently purchased by the trust from us would instead continue to be recognized on our condensed combined statements of financial condition since the cash flows generated in the trust would instead be used to repay investors in the asset-backed securities. As of May 31, 2007, no economic early amortization events have occurred. The table below provides information concerning investor interest and related excess spreads at May 31, 2007 (dollars in thousands):

	Investor Interest	# of Series Outstanding	3-Month Rolling Average Excess Spread
Interchange series(1)	$19,174,745	21	7.68%
Non-interchange series	7,496,824	8	4.29%

Discover Card Master Trust I	26,671,569	29	4.29%
Cumbernauld Funding plc	1,682,662	2	3.19%

Total Company	$28,354,231	31

(1)	Discover Card Master Trust I certificates issued subsequent to and including Series 2004-1 include cash flows derived from discount and interchange revenue earned by Discover Bank.

Secured Committed Credit Facilities. The maintenance of revolving committed credit agreements serves to further diversify our funding sources. In connection with our asset securitization program, we have access to committed undrawn funding capacity through third-party bank-sponsored securitization conduits to support credit card loan receivables funding requirements. At May 31, 2007, these conduits totaled $5.1 billion, of which $2.4 billion was unused. These facilities are 364-day agreements and are reviewed for renewal annually.

Changes Related to the Distribution. Management has implemented liquidity and capital management policies in anticipation of the Distribution which provide us with adequate access to and supply of funding through the business cycle. Accordingly, management has maintained an investment grade rating at Discover Bank and received an investment grade rating for Discover Financial Services following the Distribution. Discover Bank has maintained its BBB rating from S&P and has been assigned a Baa2 deposit and Baa2 senior unsecured rating from Moody’s and a BBB rating from Fitch. Discover Financial Services has been assigned a BBB- long-term rating from S&P, a Baa3 senior unsecured rating from Moody’s and a BBB long-term rating from Fitch.

We do not anticipate significant changes to our fundamental liquidity, funding and capital policies, but have developed alternative sources of liquidity to replace previously sourced Morgan Stanley funding while enhancing our liquidity reserve. As our approach to determining and measuring capital adequacy will be unchanged, we anticipate that we will have adequate capital to support our business. Capital requirements are dynamic and will vary based on management’s view of underlying business risk, regulatory requirements and rating agency views.

In connection with our liquidity and funding policies, we reassessed the CFP and expect to lengthen the maturity profile of borrowings and increase the amount of stand-alone liquidity held. We have enhanced liquidity by increasing the amount of our liquidity reserve to target approximately $5 billion (with a $7.5 billion balance as of May 31, 2007), increasing committed undrawn securitization conduit facilities to approximately $2.4 billion and negotiated a $2.5 billion unsecured committed credit facility. Through the establishment of these liquidity sources, we expect to manage a CFP that is designed to withstand a Discover stress event characterized by a one-year period with limited access to the brokered deposit and asset-backed securitization markets. Surplus liquidity at May 31, 2007, was used to facilitate the transfer of Global Wealth Management Bank Deposit Program balances to Morgan Stanley in June 2007.

We have replaced funding sourced through Morgan Stanley with alternative sources at market rates available to us, including certificates of deposit, external deposits from broker dealers, asset-backed financing and unsecured long-term debt. In June 2007, funding sourced through the Morgan Stanley Global Wealth Management Bank Deposit Program was replaced through the issuance of deposits and the use of alternative external broker-dealer client funds deposited into Discover Bank. Also in June, we facilitated the repayment of short- and long-term borrowings from Morgan Stanley through the issuance of new debt. Specifically, we replaced short-term borrowings related to our cash collateral accounts with external secured financing arrangements, and short-term borrowings related to our fixed assets with long-term debt issued by Discover Financial Services. In June 2007, we also structured external secured financing agreements to replace short- and long-term borrowings related to our International Card segment. The replacement of funding sourced through Morgan Stanley will have an impact on our cost of funds due to funding mix changes and differences in credit ratings and maturities.

Historically, certificates of deposit sourced through brokerage arrangements were distributed through Morgan Stanley’s syndicate desk. In anticipation of the Distribution, we have expanded the distribution of these deposits to include other broker dealers.

Effective June 11, 2007, the shelf registration for the Discover Card Master Trust I was replaced with a $25 billion shelf registration statement for Discover Card Execution Note Trust and Discover Card Master Trust I. The new structure will utilize subordinated Class C, triple-B rated securities which will be held by third parties. This structure eliminates the need to establish cash collateral accounts for new securitizations and provides greater flexibility by allowing senior and subordinated classes of securities to be issued at different times.

On June 12, 2007, the Company received proceeds on the issuance of $800.0 million of unsecured debt to external third parties. The financing is comprised of $400.0 million having a three-year maturity with a spread of 53 basis points over LIBOR and $400.0 million with a ten-year maturity at a fixed coupon of 6.45%. The transaction provides for additional liquidity at the parent to support interim funding requirements of its subsidiaries.

On June 19, 2007, the Company declared a special dividend to Morgan Stanley. Pursuant to the special dividend, upon resolution of the Company’s outstanding litigation with Visa U.S.A., Inc. and MasterCard Worldwide, after expenses incurred by the Company in connection with such litigation, the Company is required to pay Morgan Stanley (1) the first $700 million of value of cash or non-cash proceeds (increased at the rate of 6% per annum until paid in full) (the “minimum proceeds”) and (2) 50% of any proceeds in excess of $1.5 billion, subject to certain limitations and a maximum potential payment to Morgan Stanley of $1.5 billion. All payments by the Company to Morgan Stanley will be net of taxes payable by the Company with respect to such proceeds. If, in connection with or following a change in control of the Company, the litigation is settled for an amount less than minimum proceeds, the Company is required to pay Morgan Stanley an amount equal to the minimum proceeds. A copy of the special dividend is attached as Schedule 2 to the Separation and Distribution Agreement between Morgan Stanley and the Company that was filed by the Company on a Current Report on Form 8-K on July 5, 2007.

We negotiated a 59-month unsecured committed credit facility of $2.5 billion that will serve to diversify our funding sources and enhance our liquidity. This facility, which will be effective at the date of Distribution, is provided by a group of major global banks, and is available to both Discover Financial Services and Discover Bank. We anticipate that the facility will support general liquidity needs and may be drawn to meet short-term funding needs from time to time. In addition, we have further enhanced our liquidity position by increasing our committed unused asset-backed commercial paper securitization lines of credit to approximately $2.4 billion.

Off-Balance Sheet Arrangements

See “—Liquidity and Capital Resources—Securitization Financing.”

Guarantees

Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, equity security of a guaranteed party, rate or index. Our guarantees relate to certain representations and warranties made with regard to securitized loans, transactions processed through the Discover Network and cardmember-related services provided to U.K. cardmembers. Also included in guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement. At May 31, 2007, we had not recorded any contingent liabilities in the condensed combined statements of financial condition related to these transactions. See Note 10: Commitments, Contingencies and Guarantees to the condensed combined financial statements for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at May 31, 2007, which include long-term borrowings and operating and capital lease obligations, were $24.1 billion.

At May 31, 2007, we extended credit for consumer and commercial loans of approximately $269 billion and $669 million, respectively, at May 31, 2007. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by these guarantees are included in our condensed combined financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. We are exposed to market risk primarily from changes in interest rates and currency exchange rates.

Interest Rate Risk. We are exposed to market risk primarily from changes in interest rates. Such changes in interest rates impact interest-earning assets, principally credit card loan receivables, Federal Funds sold and other assets as well as net excess servicing fees received in connection with the transferred loan receivables against which beneficial interests have been issued through asset securitizations. Changes in interest rates also impact interest sensitive liabilities that finance these assets, including asset-backed securitizations, long-term borrowings, and deposits.

Our interest rate risk management policies are designed to reduce the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects the existing repricing schedules of credit card loan receivables as well as our right, with notice to cardmembers, to reprice certain fixed or floating rate credit card loan receivables to a new interest rate in the future. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, we may utilize interest rate derivative contracts, such as swap agreements, to achieve our objectives. Interest rate swap agreements effectively convert the underlying asset or financing from fixed to floating rate or from floating to fixed rate.

Sensitivity Analysis Methodology, Assumptions and Limitations. We use an interest rate sensitivity simulation to assess the Company’s interest rate risk exposure. For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12-month period from our reporting date, we assume that all interest rate sensitive assets and liabilities will be impacted by a hypothetical, immediate 100-basis-point increase in interest rates as of the beginning of the period.

Interest rate sensitive assets are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Portions of our credit card loan receivables have fixed interest rates, although we have the right, with notice to cardmembers, to subsequently reprice these receivables to a new interest rate unless the account has been closed or the cardmember opts out. Therefore, we consider a portion of the credit card loan receivables with a fixed interest rate to be interest rate sensitive. We measured the earnings sensitivity for these assets from the expected repricing date, which takes into consideration the required notice period. In addition, assets with rates that are fixed at period-end but which will mature, or otherwise contractually reset to a market-based indexed or other fixed rate prior to the end of the 12-month period, are rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100-basis-point change in the underlying market-based indexed or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period-end but which contractually will, or are assumed to, reset to a market-based indexed or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that vary with changes in a market-based index, such as Federal Funds or LIBOR, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at the fiscal period-end but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, are rate sensitive. For these fixed rate liabilities, earnings sensitivity is measured from the expected repricing date.

Assuming an immediate 100-basis-point increase in the interest rates affecting all interest rate sensitive assets and liabilities as of May 31, 2007, we estimate that the pre-tax income of lending and related activities over the following 12-month period would be reduced by approximately $103 million. We estimate the comparable reduction of pre-tax income for the 12-month period following May 31, 2006 to be approximately $82 million. The hypothetical decline in pre-tax income was greater than that of the prior year due to a higher level of variable rate funding at May 31, 2007.

The model assumes that the balances of interest rate sensitive assets and liabilities at the fiscal period-end will remain constant over the next 12-month period. It does not assume any growth, strategic change in business focus, change in asset pricing philosophy or change in asset/liability funding mix. Thus, this model represents a static analysis that cannot adequately portray how we would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect our expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100-basis-point change in market interest rates, nor necessarily the actual effect on earnings if such rate changes were to occur. In addition, this analysis does not reflect any expected changes in funding attributed to the Distribution.

Foreign Currency Exchange Risk. Changes in foreign exchange rates relative to the U.S. dollar may impact earnings and capital translated from international operations. Our U.K. business generates credit card loan receivables denominated in pounds sterling. We monitor and manage our exposure to reflect the risk tolerance established by our senior management. As a business segment of Morgan Stanley, our exchange rate risk was managed from a firm-wide perspective at the Morgan Stanley level. Prior to the Distribution, we have hedged foreign exchange exposure related to intercompany lending with our International Card segment through the use of forward contracts. We expect to continue to monitor foreign exchange exposure created as a result of our net investment in international operations and to manage these risks within our risk management guidelines.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Historically, we have relied on certain financial, administrative and other resources of Morgan Stanley to operate our business, including portions of human resources, information technology, accounting, office space leasing, corporate services and treasury. In conjunction with our separation from Morgan Stanley, we are enhancing our own financial, administrative and other support systems or contracting with third parties to replace Morgan Stanley’s systems. We are also establishing our own accounting and auditing policies and systems on a stand-alone basis. We have entered into agreements with Morgan Stanley under which Morgan Stanley will provide some of these services to us on a transitional basis. We consider these to be a material change in our internal control over financial reporting.

Other than those noted above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company has historically relied on the arbitration clause in its cardmember agreements, which has limited the costs of, and its exposure to, litigation. The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding its business, including, among other matters, accounting and operational matters, some of which may result in adverse judgments, settlements, fines, penalties, injunctions, or other relief. Litigation and regulatory actions could also adversely affect the Company’s reputation.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigation and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on our financial condition, although the outcome of such matters could be material to our operating results and cash flows for a particular future period, depending on, among other things, our level of income for such period.

Item 1A. Risk Factors

There have been no material changes to the risk factors, described in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission on June 1, 2007.

Item 6. Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/S/ ROY GUTHRIE
Roy Guthrie Principal Financial Officer

Date: July 12, 2007

Exhibit Index

Exhibit Number	Description
2.1	Separation and Distribution Agreement, dated as of June 29, 2007, between Discover Financial Services and Morgan Stanley (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

3.1	Amended and Restated Certificate of Incorporation of Discover Financial Services (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration no. 333-144184)).

3.2	Amended and Restated By-laws of Discover Financial Services (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007).

4.1	Indenture, dated as of June 12, 2007, between Discover Financial Services and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007).

4.2	Form of Floating Rate Senior Note due 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007).

4.3	Form of 6.450% Senior Note due 2017 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007).

4.4	Registration Rights Agreement, dated as of June 12, 2007, between the Company and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers of the Notes referenced therein (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007).

10.1	U.S. Tax Sharing Agreement, dated June 30, 2007, between Morgan Stanley and Discover Financial Services (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.2	U.S. Employee Matters Agreement, dated June 30, 2007, between Morgan Stanley and Discover Financial Services (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.3	Transition Services Agreement, dated June 30, 2007, between Morgan Stanley and Discover Financial Services (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.4	Transitional Trade Mark License Agreement, dated June 30, 2007, between Morgan Stanley & Co. PLC and Goldfish Bank Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.5	Trust Agreement, dated as of July 2, 2007, between Discover Bank, as Beneficiary, and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on July 2, 2007)

10.6	Amended Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan.

10.7	Amended Form of Restricted Stock Unit Award Under Discover Financial Services Directors’ Compensation Plan.

10.8	Discover Financial Services Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007).

10.9	Discover Financial Services Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007).

10.10	Directors’ Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 19, 2007).

10.11	Credit Agreement, dated as of June 6, 2007, among Discover Financial Services, Discover Bank, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007).

31.1	Certification of Chief Executive Officer of Discover Financial Services Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Discover Financial Services Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

2