Form 10-Q
period 2007-08-31
Discover Financial Services
filed 2007-10-12
CIK 1393612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

As of September 30, 2007 there were 477,554,488 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES

FORM 10-Q

INDEX

August 31, 2007

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

Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries and “Morgan Stanley” refers to Morgan Stanley and its subsidiaries.

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

As discussed in Part I of this report, the financial statements included in this report for periods prior to the Distribution represent a combined reporting entity comprised of the assets and liabilities used in managing and operating the Discover segment of Morgan Stanley.

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

Part 1. Financial Information

Item 1. Financial Statements

DISCOVER FINANCIAL SERVICES

Condensed Consolidated and Combined Statements of Financial Condition

	August 31, 2007 (unaudited)	November 30, 2006
	(dollars in thousands)
Assets
Cash and due from banks	$391,060	$334,035
Federal Funds sold	7,447,500	525,000
Interest-earning deposits in other banks	748,484	—
Commercial paper	13,717	15,322

Cash and cash equivalents	8,600,761	874,357
Investment securities:
Available-for-sale (amortized cost of $317,000 at August 31, 2007 and $2,000 November 30, 2006, respectively)	316,693	2,314
Held-to-maturity (market value $97,138 at August 31, 2007 and $82,241 November 30, 2006, respectively)	102,255	82,097
Loan receivables:
Loans held for sale	5,798	1,056,380
Loan portfolio:
Credit card	22,119,821	22,535,181
Commercial loans	181,768	59,089
Other consumer loans	86,211	92,100

Total loan portfolio	22,387,800	22,686,370

Total loan receivables	22,393,598	23,742,750
Allowance for loan losses	(792,883)	(832,483)

Net loan receivables	21,600,715	22,910,267
Accrued interest receivable	126,486	123,855
Amounts due from asset securitization	3,376,989	3,169,895
Premises and equipment, net	656,980	660,900
Goodwill	540,891	533,728
Intangible assets, net	198,960	201,177
Other assets	620,281	508,652

Total assets	$36,141,011	$29,067,242

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$22,905,631	$13,238,827
Non-interest bearing deposit accounts	71,660	105,032

Total deposits	22,977,291	13,343,859
Short-term borrowings	3,212,739	6,739,678
Long-term borrowings	2,358,044	1,507,578
Accrued interest payable	256,323	135,464
Accrued expenses and other liabilities	1,669,332	1,565,891

Total liabilities	30,473,729	23,292,470
Commitments, contingencies and guarantees (Note 12)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; authorized 200,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value at August 31, 2007 and $100 at November 30, 2006; Shares authorized: 2,000,000,000 at August 31, 2007 and 50,000 at November 30, 2006; Shares issued and outstanding 477,328,281 at August 31, 2007 and 1,000 at November 30, 2006	4,773	100
Paid-in capital	2,825,662	2,636,265
Retained earnings	2,803,535	3,008,421
Accumulated other comprehensive income	33,312	129,986

Total stockholders’ equity	5,667,282	5,774,772

Total liabilities and stockholders’ equity	$36,141,011	$29,067,242

See Notes to Condensed Consolidated and Combined Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Consolidated and Combined Statements of Income

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
	(unaudited)
	(dollars in thousands)
Interest income:
Consumer loans	$627,573	$592,482	$1,832,324	$1,682,674
Commercial loans	1,050	9	1,651	9
Federal Funds sold	74,424	1,449	155,134	15,719
Commercial paper	212	187	627	490
Investment securities	1,366	906	3,843	1,967
Deposits in other banks	8,281	10	8,281	42
Other interest income	42,704	47,705	137,420	135,459

Total interest income	755,610	642,748	2,139,280	1,836,360
Interest expense:
Deposits	275,768	171,153	730,955	497,766
Short-term borrowings	53,943	58,702	180,565	142,960
Long-term borrowings	31,758	20,585	70,161	55,796

Total interest expense	361,469	250,440	981,681	696,522

Net interest income	394,141	392,308	1,157,599	1,139,838
Provision for loan losses	211,576	231,614	610,249	515,944

Net interest income after provision for loan losses	182,565	160,694	547,350	623,894
Other income:
Securitization income	581,743	564,924	1,704,186	1,812,016
Loan fee income	100,214	98,287	283,030	277,785
Discount and interchange revenue	40,970	99,056	193,266	274,956
Insurance	48,573	50,009	148,962	144,795
Merchant fees	22,798	29,885	71,977	80,418
Transaction processing revenue	25,271	24,115	74,968	71,037
Other income	25,929	23,098	66,479	49,669

Total other income	845,498	889,374	2,542,868	2,710,676

Other expense:
Employee compensation and benefits	227,904	237,436	695,595	698,571
Marketing and business development	163,015	145,184	446,289	405,955
Information processing and communications	99,065	98,620	289,139	284,659
Professional fees	94,060	93,027	288,282	248,720
Premises and equipment	22,611	23,546	69,770	68,392
Other expense	92,194	84,724	267,942	231,509

Total other expense	698,849	682,537	2,057,017	1,937,806

Income before income tax expense	329,214	367,531	1,033,201	1,396,764
Income tax expense	126,974	126,138	388,087	506,670

Net income	$202,240	$241,393	$645,114	$890,094

Basic earnings per common share	$0.42	$0.51	$1.35	$1.87
Diluted earnings per common share	$0.42	$0.51	$1.35	$1.87

See Notes to Condensed Consolidated and Combined Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Consolidated and Combined Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(unaudited)
	(dollars in thousands)
Balance at November 30, 2005	$100	$2,123,324	$2,431,805	$45,220	$4,600,449
Comprehensive income:
Net income			890,094		890,094
Foreign currency translation (accumulated amount of $98,434 at August 31, 2006)				53,204	53,204
Net unrealized losses on investment securities				(127)	(127)
Other				(74)	(74)

Other comprehensive income					53,003

Comprehensive income					943,097
Capital contribution from Morgan Stanley		487,395			487,395

Balance at August 31, 2006	$100	$2,610,719	$3,321,899	$98,223	$6,030,941

Balance at November 30, 2006	$100	$2,636,265	$3,008,421	$129,986	$5,774,772
Comprehensive income:
Net income			645,114		645,114
Foreign currency translation (accumulated amount of $33,426 at August 31, 2007)				(96,558)	(96,558)
Net unrealized losses on investment securities				(147)	(147)
Other				31	31

Other comprehensive loss					(96,674)

Comprehensive income					548,440
Consummation of spin off transaction on June 30, 2007, and distribution of Discover Financial Services common stock by Morgan Stanley	5,162	(5,162)			—
Common stock issued and compensation expense for restricted stock awards and stock options	1	15,240			15,241
Capital contribution from Morgan Stanley		178,829			178,829
Dividends paid to Morgan Stanley			(850,000)		(850,000)
Other	(490)	490			—

Balance at August 31, 2007	$4,773	$2,825,662	$2,803,535	$33,312	$5,667,282

See Notes to Condensed Consolidated and Combined Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Consolidated and Combined Statements of Cash Flows

	For Nine Months Ended August 31,
	2007	2006
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net income	$645,114	$890,094
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sale of mortgages and installment loans	(2,741)	(5,779)
Net principal disbursed on loans originated for sale	(79,392)	(150,974)
Proceeds from sale of loans originated for sale	80,083	151,105
Compensation payable in common stock and options	15,241	—
Deferred income taxes	(41,119)	26,658
Depreciation and amortization on premises and equipment	92,120	82,285
Other depreciation and amortization	99,063	78,074
Provision for loan losses	610,249	515,944
Amortization of deferred revenues	(13,921)	(20,403)
Changes in assets and liabilities:
(Increase) decrease in amounts due from asset securitizations	(205,453)	(422,875)
(Increase) decrease in other assets	(110,359)	(22,072)
Increase (decrease) in other liabilities	251,836	177,320

Net cash provided by (used for) operating activities	1,340,721	1,299,377
Cash flows from investing activities:
Net proceeds from (payments for):
Business and other acquisitions	(5,000)	(1,954,538)
Maturities of investment securities held-to-maturity	6,303	4,996
Purchases of investment securities held-to-maturity	(26,432)	(56,371)
Proceeds from securitization and sale of loans held for investment	6,193,090	8,415,690
Net principal disbursed on loans held for investment	(5,779,790)	(7,426,816)
Net purchases of premises and equipment	(87,269)	(103,255)

Net cash provided by (used for) investing activities	300,902	(1,120,294)
Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(3,812,494)	1,150,795
Proceeds from issuance of long-term debt and bank notes	2,102,951	585,846
Repayment of long-term debt and bank notes	(1,256,983)	—
Net (decrease) increase in deposits	9,614,804	(1,685,086)
Capital contributions from Morgan Stanley	273,138	—
Dividends paid to Morgan Stanley	(850,000)	—

Net cash provided by (used for) financing activities	6,071,416	51,555
Effect of exchange rate changes on cash and cash equivalents	13,365	379

Net increase (decrease) in cash and cash equivalents	7,726,404	231,017
Cash and cash equivalents, at beginning of period	874,357	555,482

Cash and cash equivalents, at end of period	$8,600,761	$786,499

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest expense	$843,640	$789,452

Income taxes, net of income tax refunds	$185,690	$438,593

Non-cash transactions:
Exchange of retained seller’s interest for notes in the DCENT trust	$315,000	$—

Capital and amounts due (to) from Morgan Stanley	$(94,309)	$487,395

See Notes to Condensed Consolidated and Combined Financial Statements.

Notes to Condensed Consolidated and Combined Financial Statements

(unaudited)

1. Formation of the Company and Basis of Presentation

Distribution. On December 19, 2006, Morgan Stanley, a global financial services firm, announced that its Board of Directors had authorized the distribution of its Discover segment to the holders of Morgan Stanley common stock (the “Distribution”). The Distribution occurred on June 30, 2007 at which time Discover Financial Services (“DFS” or the “Company”) became an independent, publicly-owned company. Prior to the Distribution, the Discover segment comprised Discover Financial Services, a wholly-owned subsidiary of Morgan Stanley, as well as certain other subsidiaries and assets related to credit card operations in the United Kingdom (“U.K.”) contributed to the Discover segment by Morgan Stanley. DFS is a Delaware corporation whose subsidiaries include DFS Services LLC (formerly Discover Financial Services LLC), a Delaware limited liability company headquartered in Riverwoods, Illinois, two Delaware state-chartered banks, Discover Bank and Bank of New Castle, both of which are regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Delaware State Bank Commissioner, and Goldfish Bank Limited, a U.K. entity and direct subsidiary of Discover Bank that is authorized and regulated in the United Kingdom by the Financial Services Authority (“FSA”). Prior to the date of the Distribution, a total of 50,000 shares of common stock of DFS were authorized with par value of $100 per share, and 1,000 shares were issued and outstanding. On the date of the Distribution, the Company increased the number of authorized shares to 2,200,000,000, consisting of 2,000,000,000 shares of common stock and 200,000,000 shares of preferred stock.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The November 30, 2006 condensed combined statement of financial condition has been derived from audited financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2006 combined financial statements filed with the Company’s registration statement on Form 10, as amended.

The financial statements presented in this quarterly report for periods on or after the Distribution are presented on a consolidated basis and include the results of operations, financial condition and cash flows of the Company and its wholly-owned subsidiaries. The financial statements for the periods prior to the Distribution are presented on a combined basis and reflect the historical condensed combined results of operations, financial condition and cash flows of the Morgan Stanley subsidiaries that comprised its Discover segment (as described in the preceding section) for the periods presented. The condensed combined statements of income for periods prior to the Distribution reflect intercompany expense allocations made to the Discover segment by Morgan Stanley for certain corporate functions such as treasury, financial control, human resources, internal audit, legal, investor relations and various other functions historically provided by Morgan Stanley. Where possible, these allocations were made on a specific identification basis. Otherwise, such expenses were allocated by Morgan Stanley based on relative percentages of headcount or some other basis depending on the nature of the cost that was allocated. These historical cost allocations may not be indicative of costs the Company will incur to obtain these same services as an independent entity. See Note 16: Related Party Transactions for further information on expenses allocated by Morgan Stanley. Prior to the Distribution, the Company entered into certain transitional services agreements with Morgan Stanley and its subsidiaries to obtain certain corporate services for a period generally not expected to exceed eighteen months at prices negotiated between the two companies. As a stand-alone entity, the Company expects to incur expenses that may not be comparable in future periods to what is reported for the historical periods presented in this quarterly report.

The historical financial results in the condensed combined financial statements presented for periods prior to the Distribution may not be indicative of the results that would have been achieved had the Company operated as a separate, stand-alone entity during those periods. The condensed combined financial statements presented for those periods do not reflect any changes that may occur in the financing and operations of the Company as a result of the Distribution. The Company has a capital structure different from the capital structure in the condensed combined financial statements and accordingly, interest expense is not necessarily indicative of the interest expense the Company would have incurred as a separate, independent company. However, management believes that the condensed combined financial statements presented for periods prior to the Distribution include all adjustments necessary for a fair presentation of the business. All intercompany balances and transactions of the Company have been eliminated.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. However, the Company did not have a controlling financial interest in any entity other than its wholly-owned subsidiaries in the periods presented in the accompanying condensed consolidated financial statements. It is also the Company’s policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003)-an interpretation of ARB No. 51 (“FIN 46R”). However, the Company has determined that it was not the primary beneficiary of any variable interest entity in the periods presented in the accompanying condensed consolidated financial statements. For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. In cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

For its off-balance-sheet securitizations of credit card receivables, the Company uses trusts that are qualifying special purpose entities (“QSPEs”) under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended (“Statement No. 140”). As QSPEs, these trusts are specifically exempted from the consolidation provisions of FIN 46R. Pursuant to the provisions of Statement No. 140 and FIN 46R, these QSPEs are not consolidated by the Company and are therefore excluded from the accompanying condensed consolidated financial statements.

2. Description of Business

The Company is a leading credit card issuer and electronic payment services company. The Company’s business segments include U.S. Card, Third-Party Payments and International Card. The U.S. Card segment includes Discover Card-branded credit cards issued over the Discover Network and other consumer lending and deposit products offered primarily through the Company’s Discover Bank subsidiary. The Third-Party Payments segment includes PULSE, an automated teller machine, debit and electronic funds transfer network and the Company’s third-party payments business. The International Card segment includes credit cards and consumer lending products and services offered in the United Kingdom through the Company’s Goldfish Bank subsidiary. See Note 15: Segment Disclosures for additional information about the Company’s operating segments.

3. Accounting Change

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), the Company completed its annual goodwill impairment testing as of December 1, 2006 and 2005. During the quarter ended August 31, 2007, the Company changed the date of its annual goodwill impairment testing to June 1 in order to move the impairment testing outside of the normal year-end reporting process to a date when resources are less constrained. In accordance with Statement No. 142, the Company will also perform interim impairment testing should circumstances requiring it arise. The Company believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge. Goodwill impairment tests performed as of June 1, 2007 and December 1, 2006, and 2005 concluded that no impairment charges were required as of those dates. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the Company’s financial statements when applied retrospectively.

4. Recent Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement No. 158”). Statement No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or a liability. Statement No. 158 is effective for the Company as of November 30, 2007. If Statement No. 158 had been applied as of November 30, 2006, based on a September 30, 2006 measurement date, the effect on the Company’s condensed combined statement of financial condition would have been a pre-tax charge to its stockholders’ equity of approximately $56 million.

5. Loan Receivables

Loan receivables consist of the following (dollars in thousands):

	August 31, 2007	November 30, 2006
Loans held for sale:
Domestic	$5,798	$1,056,380

Total loans held for sale	5,798	1,056,380
Loan portfolio:
Credit card
Domestic	18,896,673	19,582,675
International	3,223,148	2,952,506

Total credit card	22,119,821	22,535,181
Commercial loans
Domestic	181,768	59,089

Total commercial loans	181,768	59,089

Total credit card, including consumer and commercial	22,301,589	22,594,270
Other consumer loans
Domestic	86,211	92,100

Total other consumer loans	86,211	92,100

Total loan portfolio	22,387,800	22,686,370

Total loan receivables	22,393,598	23,742,750
Allowance for loan losses:
Domestic	(629,458)	(703,917)
International	(163,425)	(128,566)

Total allowance for loan losses	(792,883)	(832,483)

Net loan receivables	$21,600,715	$22,910,267

Proceeds from loan sales are as follows (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Net proceeds from credit card securitizations	$898,850	$1,596,444	$6,193,090	$8,202,052
Net proceeds from mortgage and installment loan sales	23,013	59,283	77,342	330,842

Net proceeds from loan sales	$921,863	$1,655,727	$6,270,432	$8,532,894

On August 31, 2007, the Company exchanged $315 million of its seller’s interest in the Discover Card Master Trust I for the issuance of certificated Class B and Class C notes, which the Company now holds as other retained beneficial interests. The seller’s interest was included in loans receivable, which was reduced as a result of this transaction. These notes are classified as investment securities available-for-sale on the Company’s statement of financial condition.

Activity in the allowance for loan losses is as follows (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Balance at beginning of period	$788,748	$776,389	$832,483	$838,848
Additions:
Provision for loan losses	211,576	231,614	610,249	515,944
Reserves acquired	—	2,683	—	55,499
Deductions:
Charge-offs	(258,309)	(239,819)	(796,707)	(731,789)
Recoveries	48,179	39,054	143,335	127,913

Net charge-offs	(210,130)	(200,765)	(653,372)	(603,876)
Translation adjustments and other	2,689	1,944	3,523	5,450

Balance at end of period	$792,883	$811,865	$792,883	$811,865

Information regarding net charge-off of interest and fee revenue on credit card loans is as follows (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Interest accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$46,691	$51,016	$150,454	$133,515
Loan fees accrued subsequently charged off, net of recoveries (recorded as a reduction to loan fee income)	$17,769	$23,976	$61,402	$68,663

Information regarding loan receivables that are over 90 days delinquent and accruing interest is as follows (dollars in thousands):

	August 31, 2007	November 30, 2006
Domestic	$206,988	$244,669
International	44,982	38,997

Total loans over 90 days delinquent and accruing interest	$251,970	$283,666

Information regarding loan receivables that are not accruing interest is as follows (dollars in thousands):

	August 31, 2007	November 30, 2006
Domestic	$94,402	$110,486
International	143,192	143,435

Total loans not accruing interest	$237,594	$253,921

6. Deposits

The Company’s deposits consist of brokered and direct certificates of deposits, money market deposit accounts, and, to a lesser degree, deposits payable upon demand. All interest-bearing deposit accounts are derived from the domestic operations.

A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	August 31, 2007	November 30, 2006(1)
Certificates of deposit in amounts less than $100,000	$18,354,290	$9,633,351
Certificates of deposit in amounts of $100,000 or greater	726,283	671,996
Savings deposits, including money market deposit accounts	3,825,058	2,933,480

Total interest-bearing deposits	$22,905,631	$13,238,827

Average annual interest rate	5.16%	4.68%

(1)	Certain balances in 2006 are reclassified to reflect clarifying bank regulatory guidance.

At November 30, 2006, money market deposit accounts include $1.9 billion of amounts obtained through the Morgan Stanley Global Wealth Management Bank Deposit Program. As of August 31, 2007, these deposits were reduced to $0. See Note 16: Related Party Transactions herein for further information on this arrangement. Beginning in the second quarter of 2007, Discover Bank entered into similar arrangements with various other brokers. At August 31, 2007, money market deposit accounts include $2.4 billion of amounts obtained through these relationships.

At August 31, 2007 and November 30, 2006, non-interest-bearing deposit accounts included $14.9 million and $28.7 million, respectively, derived from the Company’s International Card segment.

At August 31, 2007, certificates of deposit maturing over the next five years and thereafter were as follows (dollars in thousands):

Year	Amount
2007	$1,394,745
2008	$7,564,007
2009	$4,216,767
2010	$2,446,279
2011	$827,660
Thereafter	$2,631,115

See “—Liquidity and Capital Resources” for further disclosure on deposits.

7. Short-Term Borrowings

Short-term borrowings consist of term, overnight Federal Funds purchased and other short-term borrowings with original maturities less than one year. The following table identifies the balances and weighted average interest rates on short-term borrowings outstanding at period end (dollars in thousands):

	August 31, 2007		November 30, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Domestic:
Overnight Federal Funds purchased	$—	—	$3,000,000	5.31%
Term Federal Funds purchased	160,000	5.36%	100,000	5.35%
Other short-term borrowings	—	—	1,811,124	5.46%
International:
Other short-term borrowings	3,052,739	6.38%	1,828,554	5.25%

Total short-term borrowings	$3,212,739	6.33%	$6,739,678	5.34%

The following table identifies the interest expense paid on short-term borrowings (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Domestic:
Overnight Federal Funds purchased	$—	$1,541	$29,766	$1,889
Term Federal Funds purchased	6,105	11,200	21,724	11,937
Other short-term borrowings	3,494	24,640	36,015	72,320
International:
Other short-term borrowings	44,344	21,321	93,060	56,814

Total interest expense on short-term borrowings	$53,943	$58,702	$180,565	$142,960

Short-term borrowings as of November 30, 2006 include certain short-term borrowings from Morgan Stanley. Prior to the Distribution, the Company repaid all outstanding balances with Morgan Stanley. See Note 16: Related Party Transactions herein for further disclosure concerning transactions with Morgan Stanley.

On June 20, 2007, the Company received proceeds of $2.7 billion related to the issuance of debt by unrelated conduit providers. The transaction was structured as a borrowing secured by the performance of the owned credit card receivables of the International Card segment. The financing arrangement which has a flexible term of up to 364 days, facilitated the pay down of short-term and long-term borrowings with Morgan Stanley. As of August 31, 2007, the balance of this structured secured borrowing was $3.1 billion.

8. Long-Term Borrowings

Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in thousands):

	August 31, 2007		November 30, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Domestic:
Bank notes	$249,827	5.53%	$249,737	5.30%
Secured borrowings	1,303,747	6.21%	—	—
Unsecured borrowings	799,204	6.17%	563,579	6.18%
Capital lease obligations	5,266	6.26%	6,179	6.28%
International:
Unsecured borrowings	—	—	688,083	4.77%

Total long-term borrowings	$2,358,044	6.12%	$1,507,578	5.39%

Bank notes are issued from the Global Bank Note Program established by Discover Bank with an issuing capacity of $5 billion. As such, they represent direct, unconditional, unsecured obligations of Discover Bank or the Company. At August 31, 2007 and November 30, 2006, there were $250 million par value of floating-rate bank notes outstanding. Interest on the notes is paid quarterly and is assessed at 15 basis points over the three-month London Interbank Offered Rate (“LIBOR”).

On June 15, 2007, the Company borrowed $1.3 billion from an unrelated conduit provider, the full repayment of which is dependent upon the available balances of the cash collateral accounts at the maturities of underlying securitization transactions. The financing has a term of approximately 3.5 years.

On June 12, 2007, the Company received proceeds on the issuance of $800 million par value of unsecured debt to external third parties. The financing is comprised of $400 million having a three-year maturity with a floating coupon and $400 million with a ten-year maturity with a fixed coupon.

At November 30, 2006, unsecured debt consisted of borrowings with Morgan Stanley and had remaining maturities of one to sixteen years with interest on the notes assessed monthly and paid in the following month. Prior to the Distribution, the Company settled these debt obligations. See Note 16: Related Party Transactions herein for further disclosure concerning transactions with Morgan Stanley.

Maturities. Long-term borrowings had the following maturities at August 31, 2007 (dollars in thousands):

Amount
Due in 2007	$223,998
Due in 2008	398,912
Due in 2009	405,428
Due in 2010	623,410
Due in 2011	307,091
Thereafter	399,205

Total	$2,358,044

9. Employee Compensation Plans

Certain employees of the Company have received share-based compensation under various executive compensation programs. Compensation expense reflects the adoption of the fair value method of accounting for share-based payments under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123R”) using the modified prospective approach as of December 1, 2004.

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

In connection with the Distribution, outstanding Morgan Stanley equity awards to officers and employees of the Company were converted into equity awards of the Company on July 2, 2007. Pursuant to Statement No. 123R, this conversion qualified as a modification of an existing award and resulted in the recognition of a one-time incremental expense of $1.3 million which was recorded during the quarter ended August 31, 2007.

On July 2, 2007, the Company issued “founder’s grants” of restricted stock units to certain directors, executive officers, and employees of the Company in the aggregate amount of $134.1 million subject to various vesting terms over the next four years. The Company recognized expense of $9.3 million, net of estimated forfeitures, related to these awards for the three months ended August 31, 2007.

The components of share-based compensation expense (net of forfeitures) related to Company employees included in employee compensation and benefits expense are presented below (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006(1)
Deferred stock	$9,847	$6,614	$22,914	$24,300
Stock options	1,681	708	3,226	2,219
Employee Stock Purchase Plan	68	166	540	560

Total	$11,596	$7,488	$26,680	$27,079

(1)	Includes $7.1 million of accrued share-based compensation expense for Morgan Stanley equity awards granted to the Company’s retirement eligible employees in December 2005.

Prior to the Distribution, share-based compensation expense was allocated to the Company.

See “—Treatment of Employee Stock Options and Restricted Stock Units” in “The Distribution” section included in the Company’s Form 10, as amended, for further discussion.

The Company provides 401(k) matching contributions to eligible U.S. employees. The pre-tax expense associated with the 401(k) match related to the Company’s employees was $4.3 million and $3.5 million for the three months ended August 31, 2007 and 2006, respectively, and was $12.6 million and $11.1 million for the nine months ended August 31, 2007 and 2006, respectively.

10. Employee Benefit Plans

In conjunction with the Distribution, the Company’s portion of the Morgan Stanley Employees Retirement Plan was spun-off to a separate plan, the Discover Financial Services Pension Plan, effective December 31, 2006. As a result, the net periodic pension cost was remeasured for the year ended November 30, 2006. The Company recognized a $1.2 million retroactive reduction in pension expense for the three months ended August 31, 2007 related to the remeasurement.

The following tables present the components of the Company’s net periodic benefit expense for its pension and postretirement plans (dollars in thousands):

	Pension				Postretirement
	For the Three Months Ended August 31,		For the Nine Months Ended August 31,		For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost, benefits earned during the period	$4,243	$5,023	$13,892	$15,069	$274	$360	$822	$1,080
Interest cost on projected benefit obligation	4,675	4,585	14,577	13,755	328	359	984	1,078
Expected return on plan assets	(5,987)	(5,162)	(16,934)	(15,486)	—	—	—	—
Net amortization	(431)	1,021	599	3,063	(138)	(94)	(414)	(282)

Net periodic benefit expense	$2,500	$5,467	$12,134	$16,401	$464	$625	$1,392	$1,876

11. Income Taxes

Income tax expense (benefit) consisted of the following (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Current:
U.S. federal	$151,711	$162,534	$382,489	$451,097
U.S. state and local	12,428	(2,513)	34,724	27,521
International	(3,932)	4,580	10,235	252

Total	160,207	164,601	427,448	478,870
Deferred:
U.S. federal	(30,363)	(36,569)	(34,446)	29,389
U.S. state and local	(6,858)	(805)	(7,113)	(1,628)
International	3,988	(1,089)	2,198	39

Total	(33,233)	(38,463)	(39,361)	27,800

Income tax expense	$126,974	$126,138	$388,087	$506,670

Subsequent to the Distribution, the Company has determined that all earnings of its foreign subsidiaries will be permanently reinvested to meet their future business goals. As such, the Company has not provided U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of August 31, 2007.

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.4%	2.1%	2.1%	2.0%
Non-deductible spin-off costs	2.0%	—	0.6%	—
Reassessment of state income tax reserves, net of U.S. federal income tax benefits	—	(2.7)%	—	(0.7)%
Other	(0.8)%	(0.1)%	(0.1)%	—

Effective income tax rate	38.6%	34.3%	37.6%	36.3%

12. Commitments, Contingencies, and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2013. At August 31, 2007, future minimum payments on leases with remaining terms in excess of one year, consist of the following (dollars in thousands):

	August 31, 2007
	Capitalized Leases	Operating Leases
2007	$395	$1,772
2008	1,579	7,291
2009	1,579	7,641
2010	1,579	5,684
2011	790	3,397
Thereafter	—	5,750

Total minimum lease payments	5,922	$31,535

Less amount representing interest	656

Present value of net minimum lease payments	$5,266

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense under operating lease agreements, which considers contractual escalations and is net of sublease rental income, was $10.3 million and $9.9 million for the nine months ended August 31, 2007 and 2006, respectively. Sublease rental income was $3.1 million and $3.6 million for the nine months ended August 31, 2007 and 2006, respectively. See Note 16: Related Party Transactions for further information regarding rental expense and sublease rental income.

Unused commitments to extend credit. At August 31, 2007, the Company had unused commitments to extend credit for consumer and commercial loans of approximately $266 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

Guarantees. The Company has certain obligations under certain guarantee arrangements, including contracts and indemnification agreements that contingently require the Company to make payments to the guaranteed party based on changes in an underlying (such as a security) related to an asset or a liability of a guaranteed party. Contracts that contingently require the Company to make payments to the guaranteed party based on another entity’s failure to perform under an agreement are also included as guarantees. The Company’s use of guarantees is disclosed below by type of guarantee.

Securitized Asset Representations and Warranties. As part of the Company’s securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. The Company has not recorded any contingent liability in the condensed consolidated and combined financial statements for these representations and warranties, and management believes that the probability of any payments under these arrangements is remote.

Merchant Chargeback Guarantees. The Company issues credit cards in the United States and United Kingdom and owns and operates the Discover Network in the United States. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the cardmember and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom Discover Network has a direct relationship. If a dispute is resolved in the cardmember’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its cardholder’s account. Discover Network will then charge back the transaction to the merchant or merchant acquirer. If the Discover Network is unable to collect the amount from the merchant or merchant acquirer, it will bear the loss for the amount credited or refunded to the cardholder. In most instances, a payment requirement by the Discover Network is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Discover Network increases. Similarly, the Company is also contingently liable for the resolution of cardmember disputes associated with its credit cards issued in the U.K. on the MasterCard and Visa networks. The maximum potential amount of future payments related to these contingent liabilities is estimated to be the portion of the total Discover Network sales transaction volume processed to date as well as the total U.K. cardmember sales transaction volume occurring within the past six years for which timely and valid disputes may be raised under applicable law, and relevant issuer and cardmember agreements. However, management believes that amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Losses related to merchant chargebacks (in thousands)	$1,648	$1,577	$5,610	$3,552
Aggregate credit card sales volume (in millions)	$27,679	$26,662	$79,829	$74,723

The amount of the liability related to the Company’s cardmember and merchant guarantee was not material at August 31, 2007 and November 30, 2006. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits (dollars in thousands):

	August 31, 2007	November 30, 2006
Settlement withholdings and escrow deposits	$51,790	$54,741

Settlement withholdings and escrow deposits are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s condensed consolidated and combined statement of financial condition.

Contingencies. The Company holds certain retained beneficial interests in Discover Card Master Trust I (the “Trust”), including an undivided fractional interest in the assets of the Trust and the right to certain Trust collections. Collections that are deposited in the Trust’s collections account are typically invested in short-term interest-bearing instruments until they are scheduled to be distributed to the Trust’s beneficial interest holders. As of August 31, 2007, the Trust’s collections account held approximately $572 million of commercial paper including $120 million of U.S. asset-backed commercial paper notes of one issuer (hereinafter the “notes”). At the time of their purchase, the notes carried the highest available credit ratings for commercial paper. Subsequent to their purchase, the notes were downgraded to below investment grade due to rating agencies’ concerns about the issuer’s exposure to U.S. sub-prime mortgage-backed securities. Following the downgrades, noteholders received notice from the issuer that the mandatory acceleration trigger for the commercial paper program had been breached, which would cause the issuer’s liabilities to be accelerated and lead to a wind-down of the commercial paper program. The wind-down may ultimately result in the liquidation of the issuer’s assets or a restructuring of its liabilities. No proceeds were received by the Trust on the September 14, 2007 maturity date of the notes. Only a portion of the Trust’s collections were invested in the commercial paper notes, and as of the Trust’s September 17, 2007 distribution date, all of the Trust’s third-party beneficial interest holders received their scheduled distributions of collections in cash. The Company received part of its distribution of collections in cash and the remainder in the form of these notes. The commercial paper constitutes a senior secured obligation of the issuer. Although management believes it may not be able to recover the full amount of principal on the notes, the Company cannot estimate what amount of the $120 million investment it may be unable to recover from the ultimate distribution on the notes. The notes were priced to yield 5.40%; however, the Company had not recorded any interest income or discount accretion on these notes. As of August 31, 2007, the Company’s retained interest in the collections account is reported within amounts due from asset securitization on the Company’s condensed consolidated and combined statement of financial condition.

13. Fair Value Disclosures

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

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	August 31, 2007		November 30, 2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$8,600,761	$8,600,761	$874,357	$874,357
Investment securities:
Available-for-sale	$316,693	$316,693	$2,314	$2,314
Held-to-maturity	$102,255	$97,138	$82,097	$82,241
Net loan receivables	$21,600,715	$21,730,479	$22,910,267	$22,962,899
Amounts due from asset securitization	$3,376,989	$3,376,989	$3,169,895	$3,169,895
Derivative financial instruments	$456	$456	$33,339	$33,339
Financial Liabilities
Deposits	$22,977,291	$22,955,185	$13,343,859	$13,299,993
Short-term borrowings	$3,212,739	$3,212,739	$6,739,678	$6,739,678
Long-term borrowings	$2,358,044	$2,328,641	$1,507,578	$1,548,885
Derivative financial instruments	$32,262	$32,262	$27,895	$27,895

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

Net loan receivables. The Company’s net loan receivables consist of loans held for sale and the loan portfolio, which includes loans to consumers and commercial loans, stated net of the allowance for loan losses. The carrying value of loans held for sale, which consists entirely of consumer loans, approximates fair value as a result of the short-term nature of these assets. To estimate the fair value of the remaining loan receivables, loans are aggregated into pools of similar loan types, characteristics and expected repayment terms. The fair values of all loans are estimated by discounting future cash flows using rates currently offered by the Company for similar loans or rates at which similar loans could be made under current market conditions.

Amounts due from asset securitization. The carrying values of amounts due from asset securitization either approximate their fair values as a result of the short-term nature of these assets or are recorded at their approximate fair values.

Deposits. The carrying values of money market deposits, non-interest bearing deposits, interest-bearing demand deposits and savings accounts approximate fair value due to the liquid nature of these deposits. For time deposits for which readily available market rates do not exist, fair values are estimated by discounting future cash flows using market rates currently offered for deposits with similar remaining maturities.

Short-term borrowings. The carrying values of short-term borrowings approximate their fair values due to the short-term nature of these liabilities.

Long-term borrowings. The fair values of fixed rate long-term borrowings are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar remaining maturities or repricing terms. The carrying values of variable rate notes approximate their fair values due to the repricing of interest rates to current market rates.

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

The Company has entered into interest rate swap agreements with unrelated parties as well as with Morgan Stanley. At August 31, 2007, agreements with Morgan Stanley were no longer isolated from other transactions with unrelated parties. The table that follows summarizes the interest rate swap agreements outstanding (dollars in thousands):

	Notional Amount	Weighted Average Years to Maturity	Estimated Fair Value
August 31, 2007
Interest rate swap agreements	$1,000,500	10.37
Gross positive fair value			$456
Gross negative fair value			(28,158)

Total interest rate swap agreements	$1,000,500	10.37	$(27,702)

November 30, 2006
Interest rate swap agreements with Morgan Stanley	$3,875,470	2.4
Gross positive fair value			$33,339
Gross negative fair value			(18,759)
Interest rate swap agreements with unrelated parties	1,192,639	3.1
Gross positive fair value			—
Gross negative fair value			(9,136)

Total interest rate swap agreements	$5,068,109	2.5	$5,444

Beginning July 1, 2007, the Company re-designated derivatives with a notional value of $748.2 million to hedge specific longer term interest-bearing deposits, qualifying them as fair value hedges under the long haul method in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivatives Instruments and Hedging Activities, as amended. These derivatives, in addition to others, were previously de-designated on November 1, 2006 when the Company was a subsidiary of Morgan Stanley. The basis adjustments to the fair value of interest-bearing deposits that arose from this previous hedge accounting, as well as the basis adjustments existing on the hedged interest-bearing deposits at the time of re-designation, are amortized to interest expense over the lives of the related interest-bearing deposits using the effective yield method. With fair value hedges, to the extent effective, changes in the fair value of the derivatives and the gains or losses on the hedged interest-bearing deposits relating to the risk being hedged are recorded in interest expense, providing offset to one another. In contrast, changes in the fair value of interest rate swaps that do not qualify as fair value hedges are recorded in other income. Accordingly, the Company’s other income was subject to a higher level of volatility as a result of shifts in the fair value of interest rate swaps during the period in which these derivatives were de-designated. Refer to the Company’s Form 10, as amended, for further discussion of its accounting policy concerning derivatives.

There were no new interest rate swap agreements entered into during the nine months ended August 31, 2007. Gross positive fair values of interest rate swap agreements are recorded in other assets and gross negative fair values are reported in accrued expenses and other liabilities. For the three months ended August 31, 2007 and 2006, other income included a loss of $10.1 million and a gain of $0.8 million, respectively, related to the change in fair value of these contracts. For the nine months ended August 31, 2007 and 2006, other income included losses of $26.0 million and $1.3 million, respectively, related to the change in fair value of these contracts. Beginning November 2006, the fair value adjustment to interest-bearing deposits existing prior to de-designation was and will continue to be amortized to interest expense using the effective yield method over the remaining lives of the previously hedged interest-bearing-deposits. For the three months and nine months ended August 31, 2007, this amortization was $0.3 million and $2.4 million, respectively.

During June 2007, the Company entered into a foreign currency exchange contract with Morgan Stanley, maturing in September 2007. This contract was entered into to manage the risk associated with short-term funding related to the Company’s International Card segment with a non-dollar currency denomination, the borrowing of which is eliminated in consolidation. The nominal amount and fair value of this contract was $449.7 million and a loss of $4.1 million, respectively, as of August 31, 2007.

The Company early adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“Statement No. 159”), as of December 1, 2006, but has not made any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of Statement No. 159 as of August 31, 2007. In conjunction with the adoption of Statement No. 159, the Company also early adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of August 31, 2007, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Disclosures concerning assets and liabilities measured at fair value are as follows (dollars in thousands):

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of August 31, 2007
Assets
Investment securities – available-for-sale	$1,693	$315,000	$—	$316,693
Amounts due from asset securitization(1)	$—	$—	$2,230,900	$2,230,900
Derivative financial instruments	$—	$456	$—	$456
Liabilities
Derivative financial instruments	$—	$32,262	$—	$32,262

(1)	Balances represent only the portion of amounts due from asset securitization measured at fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Total Realized and Unrealized Gains Included in Income
	Balance at May 31, 2007	Net Revaluation of Retained Interests	Total Realized and Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at August 31, 2007
Assets
Amounts due from asset securitization (1)	$2,445,546	$(24,043)	$(23,725)	$(190,921)	$—	$2,230,900

(1)	Balances represent only the portion of amounts due from asset securitization measured at fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Total Realized and Unrealized Gains Included in Income
	Balance at November 30, 2006	Net Revaluation of Retained Interests	Total Realized and Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at August 31, 2007
Assets
Amounts due from asset securitization(1)	$2,153,755	$7,580	$8,000	$69,145	$—	$2,230,900

(1)	Balances represent only the portion of amounts due from asset securitization measured at fair value.

Of the assets for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at August 31, 2007, the unrealized loss for the three months ended August 31, 2007 was $23.7 million and the unrealized gain for the nine months ended August 31, 2007 was $8.0 million.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

At August 31, 2007, the Company also had assets and liabilities that under certain conditions would be subject to measurement at fair value on a non-recurring basis. At August 31, 2007, assets subject to measurement at fair value on a non-recurring basis consisted of those associated with acquired businesses and acquired credit card portfolios, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired; however, no impairment losses have occurred relative to any of these assets since they were initially recorded at acquisition. When and if recognition of these assets at their fair value is necessary, such measurements would be determined utilizing Level 3 inputs.

14. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. On June 30, 2007, the Distribution by Morgan Stanley was completed to the Morgan Stanley stockholders of one share of Discover Financial Services common stock for every two shares of Morgan Stanley common stock held on June 18, 2007. As a result, on July 2, 2007, the Company had 477,235,927 shares of common stock outstanding and this share amount is being utilized for the calculation of basic EPS for all periods presented prior to the date of the Distribution.

The following table presents the calculation of basic EPS (dollars in thousands, except per share amounts):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Basic EPS:
Net income	$202,240	$241,393	$645,114	$890,094
Weighted average common shares outstanding	477,271,687	477,235,927	477,247,934	477,235,927
Earnings per basic common share	$0.42	$0.51	$1.35	$1.87

For all periods prior to the date of Distribution, the same number of shares is being used for diluted EPS as for basic EPS as no common stock of Discover Financial Services was traded prior to July 2, 2007 and no Discover equity awards were outstanding for the prior periods.

The following table presents the computation of diluted EPS (dollars in thousands, except per share amounts):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Diluted EPS:
Net income	$202,240	$241,393	$645,114	$890,094
Weighted average common shares outstanding	477,271,687	477,235,927	477,247,934	477,235,927
Effect of dilutive securities
Stock options and restricted stock units	2,799,470	—	1,030,472	—
Weighted average common shares outstanding and common stock equivalents	480,071,157	477,235,927	478,278,406	477,235,927
Earnings per diluted common share	$0.42	$0.51	$1.35	$1.87

The following securities were considered anti-dilutive and therefore were excluded from the computation of diluted EPS:

	For the Three Months Ended August 31, 2007	For the Nine Months Ended August 31, 2007
Number of anti-dilutive securities (stock options) outstanding at the end of the period	926,672	657,930

15. Segment Disclosures

The Company’s business activities are managed in three segments: U.S. Card, Third-Party Payments, and International Card.

•

U.S. Card. The U.S. Card segment offers Discover Card-branded credit cards issued to individuals and small businesses over the Discover Network, which is the Company’s proprietary credit card network in the United States. Also included within the U.S. Card segment are the Company’s other consumer products and services businesses, including prepaid and other consumer lending and deposit products offered in the U.S. primarily through the Company’s subsidiary, Discover Bank.

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

•

The U.S. Card segment bears all costs associated with Discover Network marketing, servicing and infrastructure, with the exception of an allocation of direct and incremental costs driven by the Third-Party Payments segment.

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

The following table presents segment data on a managed basis (dollars in thousands):

	Managed Basis					GAAP Basis
	U.S. Card	Third-Party Payments	International Card	Total	Securitization Adjustment(1)	Total
For the Three Months Ended August 31, 2007
Interest income	$1,626,214	$594	$125,111	$1,751,919	$(996,309)	$755,610
Interest expense	697,643	—	69,808	767,451	(405,982)	361,469

Net interest income	928,571	594	55,303	984,468	(590,327)	394,141
Provision for loan losses	418,349	—	90,677	509,026	(297,450)	211,576
Other income	481,060	29,465	42,096	552,621	292,877	845,498
Other expense	604,197	20,620	74,032	698,849	—	698,849

Income (loss) before income tax expense	$387,085	$9,439	$(67,310)	$329,214	$—	$329,214

For the Three Months Ended August 31, 2006
Interest income	$1,460,607	$528	$112,431	$1,573,566	$(930,818)	$642,748
Interest expense	567,033	—	48,997	616,030	(365,590)	250,440

Net interest income	893,574	528	63,434	957,536	(565,228)	392,308
Provision for loan losses	419,706	—	75,658	495,364	(263,750)	231,614
Other income	510,958	29,235	47,703	587,896	301,478	889,374
Other expense	597,512	19,843	65,182	682,537	—	682,537

Income (loss) before income tax expense	$387,314	$9,920	$(29,703)	$367,531	$—	$367,531

	Managed Basis					GAAP Basis
	U.S. Card	Third-Party Payments	International Card	Total	Securitization Adjustment(1)	Total

For the Nine Months Ended August 31, 2007
Interest income	$4,709,530	$1,726	$356,191	$5,067,447	$(2,928,167)	$2,139,280
Interest expense	1,985,090	19	175,471	2,160,580	(1,178,899)	981,681

Net interest income	2,724,440	1,707	180,720	2,906,867	(1,749,268)	1,157,599
Provision for loan losses	1,268,674	—	253,450	1,522,124	(911,875)	610,249
Other income	1,497,367	89,395	118,713	1,705,475	837,393	2,542,868
Other expense	1,776,209	61,733	219,075	2,057,017	—	2,057,017

Income (loss) before income tax expense	$1,176,924	$29,369	$(173,092)	$1,033,201	$—	$1,033,201

For the Nine Months Ended August 31, 2006
Interest income	$4,319,190	$1,285	$303,204	$4,623,679	$(2,787,319)	$1,836,360
Interest expense	1,598,384	17	130,086	1,728,487	(1,031,965)	696,522

Net interest income	2,720,806	1,268	173,118	2,895,192	(1,755,354)	1,139,838
Provision for loan losses	1,210,507	—	163,598	1,374,105	(858,161)	515,944
Other income	1,603,963	82,623	126,897	1,813,483	897,193	2,710,676
Other expense	1,702,795	61,888	173,123	1,937,806	—	1,937,806

Income (loss) before income tax expense	$1,411,467	$22,003	$(36,706)	$1,396,764	$—	$1,396,764

(1)

The Securitization Adjustment column presents the effect of loan securitization by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.

16. Related Party Transactions

Prior to the Distribution, Morgan Stanley provided a variety of products and services to the Company or on the Company’s behalf and the Company provided certain products and services to Morgan Stanley. Subsequent to the Distribution, which was effective June 30, 2007, certain arrangements with Morgan Stanley have continued in accordance with the Transition Services Agreement and other agreements by and between Morgan Stanley and the Company (See Form 10, as amended). Information provided below includes related party transactions with Morgan Stanley occurring prior to the Distribution. Transactions with Morgan Stanley subsequent to the Distribution are not isolated from those conducted with other third parties.

The Company provided corporate card services to Morgan Stanley, the outstanding balances of which were included in credit card loan receivables and totaled $14.4 million at November 30, 2006.

In the ordinary course of business, the Company offers consumer loan and deposits products to its directors, executive officers and certain members of their immediate families. These products are offered on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties, and are included in the loan receivables and deposits in the Company’s condensed consolidated statements of financial condition. They were not material to the Company’s financial position or results of operations.

For the period beginning June 2006 through February 2007, the Company purchased Federal Funds from Morgan Stanley Bank. Accordingly, there was no interest expense recognized on this activity after the first quarter 2007. Interest expense on Federal Funds purchased from Morgan Stanley Bank for the three month period ending February 28, 2007 was $29.5 million. Interest expense on Federal Funds purchased from Morgan Stanley Bank was $9.7 million for both the three and nine months ended August 31, 2006. At November 30, 2006, there were $3.0 billion in Federal Funds from Morgan Stanley reported in short-term borrowings in the condensed combined statement of financial condition.

For the period beginning March 2006 through June 2007, the Company participated in the Morgan Stanley Global Wealth Management Bank Deposit Program launched by Morgan Stanley DW Inc. (“MSDW”). Under the program, MSDW sweeps excess client cash into interest-bearing deposit accounts at FDIC-insured banks participating in the program. For the month of June 2007 and the seven month period ended June 30, 2007, the Company incurred servicing and administrative fees to MSDW of $1.5 million and $19.4 million, respectively. For the three month and nine month period ended August 31, 2006, the Company incurred servicing and administrative fees to MSDW of $4.0 million and $6.0 million, respectively. At November 30, 2006, the outstanding interest-bearing deposit balance related to the Morgan Stanley Global Wealth Management Bank Deposit Program was $1.9 billion.

The Company paid brokerage commissions to Morgan Stanley for the sale of certificates of deposit. Commissions paid to Morgan Stanley for the month of June 2007 and seven months ended June 30, 2007 totaled $4.2 million and $38.1 million, respectively. For the three months and nine months ended August 31, 2006, the Company paid commissions to Morgan Stanley of $3.9 million and $5.6 million, respectively. These commissions are amortized to interest expense over the lives of the related certificates of deposit. At November 30, 2006, unamortized prepaid commissions on these certificates of deposit were $29.2 million, and are included in other assets in the condensed combined statements of financial condition. Amortization of the prepaid commissions for the month of June 2007 and the seven months ended June 30, 2007 was $2.3 million and $16.2 million, respectively. For the three months and nine months ended August 31, 2006, amortization of the prepaid commissions was $6.9 million and $21.6 million, respectively.

The Company had short-term and long-term debt obligations to Morgan Stanley prior to the Distribution. At August 31, 2007, all short-term and long-term obligations to Morgan Stanley had been repaid. At November 30, 2006, the Company had short-term obligations of $6.6 billion. Interest expense on short-term obligations to Morgan Stanley was $32.0 million for the month ended June 30, 2007 and $142.7 million for the seven months ended June 30, 2007. For the three months and nine months ended August 31, 2006, interest expense on short-term obligations to Morgan Stanley was $55.7 million and $138.8 million, respectively. At November 30, 2006, the Company had long-term obligations to Morgan Stanley of $1.3 billion. Interest expense on long-term obligations to Morgan Stanley was $0 million for the month ended June 30, 2007 and $31.1 million for the seven months ended June 30, 2007. For the three months and nine months ended August 31, 2006, interest expense on long-term obligations to Morgan Stanley was $17.0 million and $45.8 million, respectively.

The Company paid $0.6 million in brokerage commissions to Morgan Stanley for the sale of bank notes in 2004. These commissions are amortized to interest expense over the life of the note. At November 30, 2006, prepaid commissions totaled $0.3 million. Prepaid commissions are included in other assets in the condensed consolidated and combined statements of financial condition.

Morgan Stanley historically has performed underwriting services in the Company’s securitization transactions, the fees for which were paid from the proceeds received by the Company on the transactions. There were no securitization transactions in the month of June 2007; accordingly, there were no related underwriting fees paid to Morgan Stanley in June 2007. For the seven months ended June 30, 2007, the Company paid underwriting fees on credit card securitizations to Morgan Stanley of $6.3 million. For the three months and the nine months ended August 31, 2006, the Company paid underwriting fees on credit card securitizations to Morgan Stanley of $2.7 million and $10.3 million, respectively. Amortization of such underwriting fees was $0.8 million and $5.6 million for the month of June 2007 and the seven months ended June 30, 2007, respectively. For the three months and the nine months ended August 31, 2006, amortization of underwriting fees was $2.2 million and $6.7 million, respectively. Deferred underwriting fees associated with these expenses were $20.2 million and $19.6 million at June 30, 2007 and November 30, 2006, respectively, and included in other assets in the condensed combined statements of financial condition.

The Company recorded non-interest bearing amounts payable to Morgan Stanley in accrued expenses and other liabilities for expenses paid by Morgan Stanley on behalf of the Company including, but not limited to

401(k) matching, amortization of compensation cost related to restricted stock grants, tax benefits for exercised stock options and fees for management of the Morgan Stanley Global Wealth Management Bank Deposit Program. The balance payable to Morgan Stanley was $171.6 million at November 30, 2006. As of August 31, 2007 all balances to Morgan Stanley have been paid.

The Company had outstanding interest rate swap and foreign currency exchange contracts entered into with Morgan Stanley Capital Services Inc., a wholly-owned direct subsidiary of Morgan Stanley, which serves as Morgan Stanley’s principal U.S. swaps dealer. These contracts were entered into in the ordinary course of business, to economically hedge interest rate and currency exchange risks as part of its risk management program and under terms consistent with those that would have been offered to an unrelated third-party. See Note 13: Fair Value Disclosures herein for more information concerning the Company’s interest rate swap and foreign currency exchange contracts with Morgan Stanley.

For the month of June 2007 and the seven months ended June 30, 2007, the Company sold $7.3 million and $41.4 million, respectively, of mortgage loans to Morgan Stanley Credit Corporation (“MSCC”). For the three months and the nine months ended August 31, 2006, the Company sold $59.3 million and $225.8 million, respectively, of mortgage loans to MSCC. The gains recognized on these sales for the month of June 2007 and the seven months ended June 30, 2007 were $0.6 million and $2.4 million, respectively, and for the three months and the nine months ended August 31, 2006 were $1.8 million and $5.8 million, respectively. In most instances, these loans, when originated, are recorded in loans held for sale until sold. At November 30, 2006, mortgage loans held for sale that were subsequently sold to MSCC were $3.7 million.

MSCC provides transaction processing and other support services related to consumer loan products offered by the Company. The costs of providing these services are included in information processing and other communications and amounted to $0.3 million and $2.8 million for the month of June 2007 and the seven months ended June 30, 2007, respectively. For the three months and the nine months ended August 31, 2006, the cost of providing transaction processing and other support services to MSCC was $1.9 million and $6.8 million, respectively.

For the nine months ended August 31, 2006, the Company recorded $2.6 million in professional fees for investment banking services provided by Morgan Stanley regarding the Goldfish acquisition. For the three months ended August 31, 2006 and the month and seven months ended June 30, 2007, there were no professional fees for services provided by Morgan Stanley.

For the month of June 2007 and the seven months ended June 30, 2007, the Company received $0.4 million and $3.1 million, respectively, in sublease rental income from Morgan Stanley. For the three months and the nine months ended August 31, 2006, the Company received $1.2 million and $3.6 million, respectively, in sublease rental income from Morgan Stanley.

For the month of June 2007 and the seven months ended June 30, 2007, the Company recorded $0.5 million and $3.0 million, respectively, in rent expense to Morgan Stanley related to facilities in London, England and Glasgow, Scotland. For the three months and the nine months ended August 31, 2006, the Company recorded $1.1 million and $3.4 million, respectively, in premises and equipment to Morgan Stanley related to facilities in London, England and Glasgow, Scotland.

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

The table below summarizes intercompany expense allocations by functional area(1) (dollars in thousands):

	For the One Month Ended June 30,	For the Seven Months Ended June 30,	For the Three Months Ended August 31,	For the Nine Months Ended August 31,
	2007		2006
Company IT	$—	$2,608	$1,355	$4,166
Company Management	1,799	13,071	5,008	14,183
Finance	2,158	13,973	4,548	14,591
Legal and Compliance	1,025	7,021	1,885	6,290
Strategy, Administration and other	3,170	14,944	7,963	20,900

Total Morgan Stanley allocations	$8,152	$51,617	$20,759	$60,130

(1)	Allocations based on percentage of total expenses of each functional area versus line item specific allocations. Majority of allocations relates to compensation expense.

At August 31, 2007, accrued expenses and other liabilities included federal and state income taxes due to Morgan Stanley of $97.0 million. At November 30, 2006, accrued expenses and other liabilities included federal and state income taxes due from Morgan Stanley of $19.8 million. At August 31, 2007 and November 30, 2006, other assets included $0.6 million and $2.4 million, respectively, of interest due from Morgan Stanley related to the settlement of various tax matters.

The Company paid dividends to Morgan Stanley during the seven months ended June 30, 2007 and for the year ended November 30, 2006 of $850.0 million and $500.0 million, respectively.

In June 2007, Morgan Stanley contributed the legal entities comprising the International Card segment to the Company. Also in June, Morgan Stanley contributed capital to the Company of $135.0 million, resulting in the capital level viewed appropriate to support the Company as a stand-alone entity in anticipation of the Distribution.

While a subsidiary of Morgan Stanley, the Company received an allocation of capital from Morgan Stanley to maintain a level of capital that management believed was appropriate to support the International Card segment. For the seven months ended June 30, 2007 and year ended November 30, 2006, capital allocated to the Company from Morgan Stanley was $43.8 and $512.9 million, respectively. This amount is reflected as contributions from Morgan Stanley in the condensed consolidated statements of cash flows.

17. Subsequent Events

On September 21, 2007, the Company’s Board of Directors declared a dividend of $0.06 per share. The cash dividend is payable on October 23, 2007 to stockholders of record at the close of business on October 5, 2007.

On October 4 and October 9, 2007, the Discover Card Execution Note Trust issued $1.0 billion and $1.25 billion in notes, respectively, generating proceeds to the Company of $2.24 billion. These securitization transactions resulted in a decrease in loan receivables of $2.25 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated and combined financial statements and related notes included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this quarterly report particularly under “Special Note Regarding Forward-Looking Statements.”

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

We strive to increase net income and achieve other business objectives by growing loan receivables and increasing volume on our payments networks to generate interest and fee revenue, while controlling loan losses and expenses. Our primary revenues come from interest income earned on loan receivables, securitization income derived from the transfer of credit card loan receivables and subsequent issuance of beneficial interests through securitization transactions, and fees earned from cardmembers, merchants and issuers. Our primary expenses include funding costs (interest expense), loan losses, cardmember rewards, and expenses incurred to grow and service our loan receivables (e.g., compensation expense and marketing).

Our business activities have been funded primarily through the process of asset securitization, the raising of consumer deposits, and, prior to the Distribution, intercompany lending from Morgan Stanley which has been replaced with asset-backed financing and both secured and unsecured debt. In a credit card securitization, loan receivables are first transferred to securitization trusts, from which beneficial interests are issued to investors. We continue to own and service the accounts that generate the securitized loans. The trusts utilized by us to facilitate asset securitization transactions are not our subsidiaries and are independent from us. These trusts are excluded from our condensed consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Because our securitization activities qualify as sales under GAAP and accordingly are not treated as secured financing transactions, we remove credit card loan receivables equal to the amount of the investor interests in securitized loans from the condensed consolidated and combined statements of financial condition. As a result, asset securitizations have a significant effect on our condensed consolidated and combined financial statements in that the portions of interest income, provision for loan losses and certain components of other income related to the transferred loans against which beneficial interests have been issued through securitization transactions are no longer recorded in our condensed consolidated and combined statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions. Securitization income is our second most significant revenue category.

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

Key Developments Impacting Reported Results

•

On June 30, 2007, our Distribution from Morgan Stanley became effective. Our results of operations for the three months and nine months ended August 31, 2007 include costs incurred as a result of the Distribution of approximately $9 million and $29 million, respectively.

•

Throughout the third quarter, the sub-prime mortgage market deteriorated, resulting in severe disruptions in the debt and asset-backed capital markets, which caused LIBOR and asset-backed commercial paper rates to rise, credit spreads to widen materially and closure of some funding markets to new issuance. As a result, we experienced an increase in cost of funds on our floating rate debt in August 2007. In the U.K., the disruptions in the financial markets as well as the weakened consumer credit environment have impacted asset-backed securitization issuance, leading us to retain on our balance sheet approximately $500 million of receivables from a maturing asset-backed transaction. In response to the current market environment, we have taken steps to increase our sources of on-balance sheet and contingent liquidity.

•

New U.S. bankruptcy legislation became effective in October 2005, making it more difficult for consumers to declare bankruptcy. As a result, we experienced an elevated level of bankruptcy charge-offs in early 2006, followed by a dramatic decline in the months that followed. Although bankruptcy filings remain significantly lower than pre-legislation levels, they have begun to trend back toward more normalized levels. As a result, net charge-offs for the three months ending August 31, 2007 were higher than for the three months ended August 31, 2006. In addition, for the nine months ended August 31, 2007, the interest-only strip receivable decreased as compared to the nine months ended August 31, 2006. Securitization income for the nine months ended August 31, 2006 reflected the substantial increase in the valuation of the interest-only strip receivable, following the low level at which the interest-only strip receivable ended fiscal year 2005. This low level reflected the projected impact on excess spread of heightened charge-offs in early 2006.

•

The Federal Reserve raised short-term interest rates by 125 basis points during the nine months ended August 31, 2006. Certain of our interest-earning assets and interest-bearing liabilities have floating rates which are tied to short-term market indices such as the prime rate or LIBOR. Accordingly, the yields on floating rate interest-earning assets, and the costs on floating rate interest-bearing liabilities have increased over these periods. These impacts were not equal and offsetting, as our proportion of floating rate interest-bearing liabilities is generally greater than our proportion of floating rate interest-earning assets. As a result, the three months and nine months ended August 31, 2007 were adversely impacted by the rise in the short-term interest rates as compared to the three months and nine months ended August 31, 2006. In addition, net interest income in the three months and nine months ended August 31, 2007 reflects the full impact of the higher short-term interest rate environment, whereas the net interest income in the three months and nine months ended August 31, 2006 reflects the impact of an incremental increase in short-term interest rates.

•

In the three months and nine months ended August 31, 2007, we increased the level of allowance for loan losses in our International Card segment by approximately $1 million and $17 million, respectively, related to the implementation of higher minimum payment requirements on certain accounts.

•

A weakened consumer credit environment and regulatory changes in the United Kingdom have contributed to increased U.K. bankruptcy charge-offs and lower late fee, overlimit fee and interchange revenues, resulting in unfavorable trends over prior year comparisons.

•

In February 2006, we acquired the Goldfish credit card business in the U.K., adding approximately $1.4 billion in receivables. Under the terms of the acquisition, we did not purchase any late stage delinquencies. As such, the nine months ended August 31, 2006 reflect a lower level of charge-offs than the nine months ended August 31, 2007, which includes the full impact of the Goldfish acquisition.

Segments

We manage our business activities in three segments: U.S. Card, Third-Party Payments and International Card. In compiling the segment results that follow, the U.S. Card segment bears all overhead costs that are not specifically associated with a particular segment and all costs associated with Discover Network marketing, servicing and infrastructure, with the exception of an allocation of direct and incremental costs driven by the Third-Party Payments segment.

U.S. Card. The U.S. Card segment offers Discover Card-branded credit cards issued to individuals and small businesses over the Discover Network. Also included within the U.S. Card segment are our other consumer products and services businesses, including prepaid and other consumer lending and deposit products offered through our subsidiary, Discover Bank.

Third-Party Payments. The Third-Party Payments segment includes PULSE and our third-party payments business.

International Card. The International Card segment offers consumer finance products and services in the United Kingdom, including Morgan Stanley-branded, Goldfish-branded and various affinity-branded credit cards issued on the MasterCard and Visa networks.

The following table presents segment data on a managed basis and reconciliation to a GAAP presentation (dollars in thousands).

	Managed Basis					GAAP Basis
	U.S. Card	Third-Party Payments	International Card	Total	Securitization Adjustment(1)	Total
For the Three Months Ended August 31, 2007
Interest income	$1,626,214	$594	$125,111	$1,751,919	$(996,309)	$755,610
Interest expense	697,643	—	69,808	767,451	(405,982)	361,469

Net interest income	928,571	594	55,303	984,468	(590,327)	394,141
Provision for loan losses	418,349	—	90,677	509,026	(297,450)	211,576
Other income	481,060	29,465	42,096	552,621	292,877	845,498
Other expense	604,197	20,620	74,032	698,849	—	698,849

Income (loss) before income tax expense	$387,085	$9,439	$(67,310)	$329,214	$—	$329,214

For the Three Months Ended August 31, 2006
Interest income	$1,460,607	$528	$112,431	$1,573,566	$(930,818)	$642,748
Interest expense	567,033	—	48,997	616,030	(365,590)	250,440

Net interest income	893,574	528	63,434	957,536	(565,228)	392,308
Provision for loan losses	419,706	—	75,658	495,364	(263,750)	231,614
Other income	510,958	29,235	47,703	587,896	301,478	889,374
Other expense	597,512	19,843	65,182	682,537	—	682,537

Income (loss) before income tax expense	$387,314	$9,920	$(29,703)	$367,531	$—	$367,531

For the Nine Months Ended August 31, 2007
Interest income	$4,709,530	$1,726	$356,191	$5,067,447	$(2,928,167)	$2,139,280
Interest expense	1,985,090	19	175,471	2,160,580	(1,178,899)	981,681

Net interest income	2,724,440	1,707	180,720	2,906,867	(1,749,268)	1,157,599
Provision for loan losses	1,268,674	—	253,450	1,522,124	(911,875)	610,249
Other income	1,497,367	89,395	118,713	1,705,475	837,393	2,542,868
Other expense	1,776,209	61,733	219,075	2,057,017	—	2,057,017

Income (loss) before income tax expense	$1,176,924	$29,369	$(173,092)	$1,033,201	$—	$1,033,201

For the Nine Months Ended August 31, 2006
Interest income	$4,319,190	$1,285	$303,204	$4,623,679	$(2,787,319)	$1,836,360
Interest expense	1,598,384	17	130,086	1,728,487	(1,031,965)	696,522

Net interest income	2,720,806	1,268	173,118	2,895,192	(1,755,354)	1,139,838
Provision for loan losses	1,210,507	—	163,598	1,374,105	(858,161)	515,944
Other income	1,603,963	82,623	126,897	1,813,483	897,193	2,710,676
Other expense	1,702,795	61,888	173,123	1,937,806	—	1,937,806

Income (loss) before income tax expense	$1,411,467	$22,003	$(36,706)	$1,396,764	$—	$1,396,764

(1)

The Securitization Adjustment column presents the effect of loan securitization by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.

U.S. Card

The U.S. Card segment reported pretax income of $387.1 million for the three months ended August 31, 2007, unchanged from the three months ended August 31, 2006. Results reflect increased net interest income partially offset by a decrease in other income and an increase in other expenses. Net interest income increased $35.0 million, or 4%, due to higher interest income related to higher average receivables and an increase in interest yield. This was partially offset by higher interest expense driven by increased funding costs and increased borrowings due in part to Discover’s spin-off from Morgan Stanley. Other income decreased $29.9 million, or 6%, reflecting lower securitization income due to lower new securitization transactions and an unfavorable revaluation of the interest-only strip receivable and increased rewards costs. Rewards costs in 2006 benefited from an adjustment to the rewards liability. Other expenses increased $6.7 million, or 1%, related to higher marketing and business development expenses and spin-off related costs, partially offset by lower Morgan Stanley overhead allocations due to the Distribution.

The U.S. Card segment reported pretax income of $1,176.9 million for the nine months ended August 31, 2007, down 17% as compared to the nine months ended August 31, 2006. The decrease in pretax income was driven by a decrease in other income, an increase in other expenses and an increased provision for loan loss. Other income decreased $106.6 million, or 7%, due to lower valuation of the interest-only strip receivable partially offset by an increase in discount and interchange revenue. The revaluation of the interest-only strip receivable was favorably impacted in 2006 by the effect of lower charge-offs following the October 2005 effective date of the new U.S. bankruptcy legislation on the interest-only strip receivable. The increase in discount and interchange reflects record sales volume. Other expenses increased $73.4 million, or 4%, due to increased marketing costs associated with account acquisition, costs related to the spin-off and higher legal fees related to VISA/MasterCard litigation. Provision for loan loss increased $58.2 million, or 5%, reflecting a trend toward more normalized levels of bankruptcy charge-offs as compared to record low levels in 2006.

Managed credit card receivables grew for the sixth consecutive quarter to $47.4 billion, up 5% from last year. U.S. credit quality remained strong with a 30+ day delinquency rate of 3.16%, 15 basis points lower than last year’s third quarter but up 19 basis points from the second quarter 2007 record low level. The net charge-off rate for the three months ended August 31, 2007 of 3.70% was up 15 basis points from last year, but down 30 basis points from second quarter 2007. The net charge-off rate for the nine months ended August 31, 2007 of 3.84% was down 11 basis points from last year.

Third-Party Payments

The Third-Party Payments segment reported pretax income of $9.4 million for the three months ended August 31, 2007, as compared to $9.9 million for the three months ended August 31, 2006, as marketing and pricing incentives offset revenue from higher volumes. Volume on the PULSE Network increased 26% from last year to 593.9 million, reflecting the impact of new financial institution signings as well as increased volume from existing financial institutions.

The Third-Party Payments segment reported pretax income of $29.4 million for the nine months ended August 31, 2007, up 33% as compared to the nine months ended August 31, 2006, driven by increased other income. Other income increased $6.8 million, or 8%, driven by higher transaction processing revenue related to increased volume on the PULSE Network and higher third-party card issuer fees. Volume on the PULSE Network increased 22% from last year to 1.7 billion.

International Card

The International Card segment reported a pretax loss of $67.3 million for the three months ended August 31, 2007, as compared to a pretax loss of $29.7 million for the three months ended August 31, 2006, driven primarily by an increase in the provision for loan losses, higher other expenses and lower net interest income. The provision for loan losses increased $15.0 million, or 20%, primarily due to certain maturing securitization receivables being retained in the portfolio. Other expenses increased $8.9 million, or 14%, due, in part, to spin-off related costs. Net interest income decreased $8.1 million, or 13%, reflecting higher funding costs post Distribution from Morgan Stanley and the rising interest rate environment in the U.K.

The International Card segment reported a pretax loss of $173.1 million for the nine months ended August 31, 2007 as compared to a pretax loss of $36.7 million for the nine months ended August 31, 2006, driven primarily by an increase in the provision for loan losses and higher other expenses. The provision for loan losses increased $89.9 million, or 55%, related to a full period of charge-offs related to the Goldfish portfolio, weakening in the consumer credit environment in the U.K., certain maturing securitization receivables being retained in the portfolio, and an increase in reserves related to implementation of higher minimum payment requirements on certain accounts. Other expenses increased $46.0 million, or 27%, due to spin-off related costs, higher technology related investments and a full nine months of Goldfish expenses.

The International Card managed credit card receivables decreased 2% from last year to $4.4 billion, reflecting increased payments and reduced marketing, partially offset by a favorable foreign exchange rate. The 30+ day delinquency rate of 4.89% was up 42 basis points from last year and up 20 basis points from second quarter 2007. The increase in the second quarter includes the impact of declining receivables and of the implementation of higher minimum payment requirements on certain accounts. The net charge-off rate of 6.56% increased 15 basis points from last year and 6 basis points from second quarter 2007. The net charge-off rate for the nine months ended August 31, 2007 of 6.50% was up 120 basis points from last year.

GAAP to Managed Reconciliations

Transferred loans against which beneficial interests have been issued through securitization transactions are removed from our condensed consolidated statements of financial condition, and the portions of interest income, provision for loan losses and certain components of other income related to the transferred loans against which beneficial interests have been issued through securitization transactions are no longer recorded in our condensed consolidated statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions. Management believes it is useful for investors to consider the credit performance of the entire managed loan portfolio to understand the quality of loan originations and the related credit risks inherent in the owned portfolio and retained interests in securitization. Loan receivables on a GAAP (or owned) basis and related performance measures, including yield, charge-offs and delinquencies can vary from those presented on a managed basis. Generally, loan receivables included in the securitization trusts are derived from accounts that are more seasoned, while owned loan receivables represent a greater concentration of newer accounts, occurring as a result of the degree to which receivables from newer accounts are added to the trusts. The seasoning of an account is measured by the age of the account relationship. In comparison to more seasoned accounts, loan receivables of newer accounts typically carry lower interest yields resulting from introductory offers to new cardmembers and lower charge-offs and delinquencies.

Beginning with “—Earnings Summary,” the discussion of GAAP results is presented on a condensed consolidated basis with any material differences between segment performance specifically identified. The table that follows provides a GAAP to managed reconciliation of loan receivables and related statistics that are impacted by asset securitization:

Reconciliation of GAAP to Managed Data

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
	(dollars in thousands)
Balance Sheet Statistics
Total Assets
GAAP Basis	$36,141,011	$28,318,362	$36,141,011	$28,318,362
Securitization Adjustments	29,316,379	26,395,637	29,316,379	26,395,637

Managed Basis	$65,457,390	$54,713,999	$65,457,390	$54,713,999

Loan Receivables
GAAP Basis	$22,393,598	$23,040,868	$22,393,598	$23,040,868
Securitization Adjustments	29,498,857	26,662,812	29,498,857	26,662,812

Managed Basis	$51,892,455	$49,703,680	$51,892,455	$49,703,680

Average Loan Receivables
GAAP Basis	$22,736,502	$22,545,836	$23,021,556	$21,563,711
Securitization Adjustments	28,794,432	26,338,419	28,292,946	26,533,284

Managed Basis	$51,530,934	$48,884,255	$51,314,502	$48,096,995

Net Receivables/Tangible Equity
GAAP Basis	4.38	4.18	4.38	4.18
Securitization Adjustments	5.99	5.01	5.99	5.01

Managed Basis	10.37	9.19	10.37	9.19

Total Assets/Tangible Equity
GAAP Basis	7.33	5.32	7.33	5.32
Securitization Adjustments	5.95	4.96	5.95	4.96

Managed Basis	13.28	10.28	13.28	10.28

Net Yield on Loan Receivables
GAAP Basis	6.88%	6.90%	6.70%	7.04%
Securitization Adjustments	8.13%	8.51%	8.24%	8.81%
Managed Basis	7.58%	7.77%	7.55%	8.02%
Return on Loan Receivables
GAAP Basis	3.53%	4.25%	3.73%	5.50%
Securitization Adjustments	2.79%	3.64%	3.04%	4.47%
Managed Basis	1.56%	1.96%	1.67%	2.47%
Total Credit Card Loans
Credit Card Loans
GAAP Basis	$22,301,589	$22,935,647	$22,301,589	$22,935,647
Securitization Adjustments	29,498,857	26,662,812	29,498,857	26,662,812

Managed Basis	$51,800,446	$49,598,459	$51,800,446	$49,598,459

Average Credit Card Loans
GAAP Basis	$22,646,290	$22,428,025	$22,928,841	$21,351,673
Securitization Adjustments	28,794,432	26,338,419	28,292,946	26,533,284

Managed Basis	$51,440,722	$48,766,444	$51,221,787	$47,884,957

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
	(dollars in thousands)
Interest Yield
GAAP Basis	10.99%	10.44%	10.63%	10.42%
Securitization Adjustments	13.73%	14.02%	13.79%	13.99%
Managed Basis	12.52%	12.38%	12.37%	12.40%
Net Principal Charge-off Rate
GAAP Basis	3.71%	3.57%	3.80%	3.74%
Securitization Adjustments	4.13%	4.01%	4.30%	4.31%
Managed Basis	3.95%	3.81%	4.07%	4.06%
Delinquency Rate (over 30 days)
GAAP Basis	3.07%	3.19%	3.07%	3.19%
Securitization Adjustments	3.48%	3.62%	3.48%	3.62%
Managed Basis	3.30%	3.42%	3.30%	3.42%
Delinquency Rate (over 90 days)
GAAP Basis	1.44%	1.49%	1.44%	1.49%
Securitization Adjustments	1.63%	1.68%	1.63%	1.68%
Managed Basis	1.55%	1.59%	1.55%	1.59%
U.S. Card
Loan Receivables
GAAP Basis	$19,170,450	$20,159,249	$19,170,450	$20,159,249
Securitization Adjustments	28,273,657	25,022,508	28,273,657	25,022,508

Managed Basis	$47,444,107	$45,181,757	$47,444,107	$45,181,757

Average Loan Receivables
GAAP Basis	$19,812,392	$19,788,137	$20,127,794	$19,041,730
Securitization Adjustments	27,204,080	24,735,384	26,630,250	25,204,734

Managed Basis	$47,016,472	$44,523,521	$46,758,044	$44,246,464

Net Yield on Loan Receivables
GAAP Basis	7.26%	7.10%	6.99%	7.23%
Securitization Adjustments	8.26%	8.65%	8.35%	8.92%
Managed Basis	7.84%	7.96%	7.76%	8.19%
U.S. Card Credit Card Loans
Credit Card Loans
GAAP Basis	$19,078,441	$20,054,028	$19,078,441	$20,054,028
Securitization Adjustments	28,273,657	25,022,508	28,273,657	25,022,508

Managed Basis	$47,352,098	$45,076,536	$47,352,098	$45,076,536

Average Credit Card Loans
GAAP Basis	$19,722,180	$19,670,326	$20,035,079	$18,900,320
Securitization Adjustments	27,204,080	24,735,384	26,630,250	25,204,734

Managed Basis	$46,926,260	$44,405,710	$46,665,329	$44,105,054

Managed Interest Yield
GAAP Basis	11.22%	10.56%	10.82%	10.54%
Securitization Adjustments	13.88%	14.20%	13.94%	14.09%
Managed Basis	12.76%	12.59%	12.60%	12.57%
Net Principal Charge-off Rate
GAAP Basis	3.27%	3.19%	3.40%	3.63%
Securitization Adjustments	4.01%	3.84%	4.16%	4.19%
Managed Basis	3.70%	3.55%	3.84%	3.95%

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
	(dollars in thousands)
Delinquency Rate (over 30 days)
GAAP Basis	2.80%	3.03%	2.80%	3.03%
Securitization Adjustments	3.40%	3.54%	3.40%	3.54%
Managed Basis	3.16%	3.31%	3.16%	3.31%
Delinquency Rate (over 90 days)
GAAP Basis	1.31%	1.41%	1.31%	1.41%
Securitization Adjustments	1.60%	1.64%	1.60%	1.64%
Managed Basis	1.48%	1.54%	1.48%	1.54%
International Card
Loan Receivables
GAAP Basis	$3,223,148	$2,881,619	$3,223,148	$2,881,619
Securitization Adjustments	1,225,200	1,640,304	1,225,200	1,640,304

Managed Basis	$4,448,348	$4,521,923	$4,448,348	$4,521,923

Average Loan Receivables
GAAP Basis	$2,924,110	$2,757,699	$2,893,762	$2,521,981
Securitization Adjustments	1,590,352	1,603,035	1,662,696	1,328,550

Managed Basis	$4,514,462	$4,360,734	$4,556,458	$3,850,531

Net Yield on Loan Receivables
GAAP Basis	4.21%	5.39%	4.60%	5.57%
Securitization Adjustments	6.06%	6.42%	6.48%	6.79%
Managed Basis	4.86%	5.77%	5.28%	5.99%
International Credit Card Loans
Credit Card Loans
GAAP Basis	$3,223,148	$2,881,619	$3,223,148	$2,881,619
Securitization Adjustments	1,225,200	1,640,304	1,225,200	1,640,304

Managed Basis	$4,448,348	$4,521,923	$4,448,348	$4,521,923

Average Credit Card Loans
GAAP Basis	$2,924,110	$2,757,699	$2,893,762	$2,451,353
Securitization Adjustments	1,590,352	1,603,035	1,662,696	1,328,550

Managed Basis	$4,514,462	$4,360,734	$4,556,458	$3,779,903

Interest Yield
GAAP Basis	9.42%	9.58%	9.30%	9.51%
Securitization Adjustments	11.07%	11.24%	11.35%	12.16%
Managed Basis	10.00%	10.19%	10.05%	10.44%
Net Principal Charge-off Rate
GAAP Basis	6.71%	6.32%	6.51%	4.58%
Securitization Adjustments	6.27%	6.58%	6.49%	6.64%
Managed Basis	6.56%	6.41%	6.50%	5.30%
Delinquency Rate (over 30 days)
GAAP Basis	4.63%	4.29%	4.63%	4.29%
Securitization Adjustments	5.55%	4.78%	5.55%	4.78%
Managed Basis	4.89%	4.47%	4.89%	4.47%
Delinquency Rate (over 90 days)
GAAP Basis	2.21%	2.03%	2.21%	2.03%
Securitization Adjustments	2.51%	2.19%	2.51%	2.19%
Managed Basis	2.30%	2.09%	2.30%	2.09%

Loan receivables had the following maturity distribution at August 31, 2007 (dollars in thousands):

	Due One Year or Less(1)	Due After One Year Through Five Years	Due After Five Years	Total
Domestic:
Credit card	$4,622,230	$9,605,324	$4,669,119	$18,896,673
Commercial loans	57,306	97,102	27,360	181,768
Other consumer loans	1,632	14,552	75,825	92,009
International:	693,890	1,570,200	959,058	3,223,148

Loan receivables	$5,375,058	$11,287,178	$5,731,362	$22,393,598

(1)

Because of the uncertainty regarding loan repayment patterns, which historically have been higher than contractually required minimum payments, this amount may not necessarily be indicative of our actual loan repayments.

At August 31, 2007, of our loan receivables due after one year, approximately $6.9 billion had interest rates tied to an index and approximately $10.1 billion were fixed rate loans.

Critical Accounting Policies

In preparing the condensed consolidated and combined financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated and combined financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our condensed consolidated and combined financial statements, the resulting changes could have a material adverse effect on our consolidated and combined results of operations and, in certain cases, could have a material adverse effect on our consolidated and combined financial condition. Management has identified the policies related to the accounting for asset securitization transactions, the estimation of the allowance for loan losses, interest income recognition, the accrual of cardmember rewards cost, the evaluation of goodwill for potential impairment and accrual of income taxes as critical accounting policies.

These critical accounting policies are discussed in greater detail in the Company’s report on Form 10, covering the years ended November 30, 2006 and 2005, as filed with the Securities and Exchange Commission on June 1, 2007. That discussion can be found within Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Critical Accounting Policies. There have not been any material changes in the critical accounting policies from those discussed in our Form 10, except the change in the date of the Company’s annual goodwill impairment testing. See Note 3: Accounting Change for further discussion.

Earnings Summary

The following table outlines changes in our consolidated and combined statement of income for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2007 vs. 2006 increase (decrease)		For the Nine Months Ended August 31,		2007 vs. 2006 increase (decrease)
	2007	2006	$	%	2007	2006	$	%
Interest income	$755,610	$642,748	$112,862	18%	$2,139,280	$1,836,360	$302,920	16%
Interest expense	361,469	250,440	111,029	44%	981,681	696,522	285,159	41%

Net interest income	394,141	392,308	1,833	0%	1,157,599	1,139,838	17,761	2%
Provision for loan losses	211,576	231,614	(20,038)	(9)%	610,249	515,944	94,305	18%

Net interest income after provision for loan losses	182,565	160,694	21,871	14%	547,350	623,894	(76,544)	(12)%
Other income	845,498	889,374	(43,876)	(5)%	2,542,868	2,710,676	(167,808)	(6)%
Other expense	698,849	682,537	16,312	2%	2,057,017	1,937,806	119,211	6%

Pretax income	329,214	367,531	(38,317)	(10)%	1,033,201	1,396,764	(363,563)	(26)%
Income tax expense	126,974	126,138	836	1%	388,087	506,670	(118,583)	(23)%

Net income	$202,240	$241,393	$(39,153)	(16)%	$645,114	$890,094	$(244,980)	(28)%

Net income for the three months ended August 31, 2007 was $202.2 million, down 16% compared to the three months ended August 31, 2006, driven by lower other income and higher other expense partially offset by lower provision for loan losses. Other income decreased due to lower new securitization activity and an unfavorable revaluation of the interest-only strip receivable along with higher rewards. The increase in other expense was primarily due to higher marketing and business development costs associated with account acquisition and increased advertising expenditures and spin-off related costs, partially offset by lower allocated overhead from Morgan Stanley due to the Distribution. The provision for loan losses decreased due to a lower level of owned receivables and stabilizing credit quality on domestic loans partially offset by a higher level of owned receivables and increased net charge-offs related to international loans. The increase in international owned receivables related to a maturing securitization retained in the portfolio due to disruptions in the financial markets as well as the weakened consumer credit environment in the United Kingdom.

Net income for the nine months ended August 31, 2007 was $645.1 million, down 28% compared to the nine months ended August 31, 2006, driven by lower other income, higher other expenses and higher provision for loan losses. Other income decreased primarily due to an unfavorable revaluation of the interest-only strip receivable as the nine months ended August 31, 2006 reflected the favorable revaluation of the interest-only strip receivable following the October effective date of the new bankruptcy legislation. The increase in other expenses was driven by higher marketing and business development costs, legal fees and cost related to the spin-off from Morgan Stanley. The provision for loan losses increased due to higher net charge-offs, a higher level of owned receivables and the implementation of higher minimum payment requirements on certain accounts related to international loans and a lower level of releases related to domestic loans, partially offset by lower net charge-offs on domestic loans. The increase in international owned receivables related to a maturing securitization retained in the portfolio due to disruptions in the financial markets as well as the weakened consumer credit environment in the United Kingdom.

Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets which we own and the interest expense incurred to finance those assets, whereas net interest margin represents the net interest income stated as a percentage of total interest-earning assets. Our interest-earning assets consist of loan receivables, certain retained interests in securitization transactions included in amounts due from asset securitization and Federal Funds sold, in addition to other cash and cash equivalents. Because the investor interests in securitization transactions are not assets owned by us, they are not included in interest-earning assets nor is the interest yield on the related loans included in interest income.

For the three months ended August 31, 2007, net interest income increased $1.8 million and net interest margin decreased 106 basis points to 4.90% as compared to the three months ended August 31, 2006. The modest increase in net interest income was due to higher average interest-earning assets and a higher interest yield earned on domestic credit cards, which was largely offset by higher interest-bearing liabilities. For the nine months ended August 31, 2007, net interest income increased $17.8 million, or 2%, and net interest margin decreased 86 basis points to 5.08% as compared to the nine months ended August 31, 2006. The increase in net interest income was a result of higher average interest-earning assets offset in part by higher average interest-bearing liabilities and an increase in cost of funds. Both the higher level of average interest-earning assets and a higher cost of funds adversely impacted the net interest margin in both periods. The net interest margin was further adversely impacted as a result of a higher mix of average interest-earning assets having lower interest yields, specifically Federal Funds sold.

Interest income is influenced by the level of interest-earning assets which is most significantly impacted by changes in the level of securitized loans. Both the maturities of existing securitization transactions and the level of new transactions that equal or exceed those maturities, as well as the timing of each, can cause variability in the amount of securitized loans outstanding. Other factors that can influence average interest-earning assets are growth strategies, including portfolio acquisitions, as well as cardmember spending and payment patterns. For the three months ended August 31, 2007 and 2006, average securitized loans as a percentage of managed credit card loan receivables were 56% and 54%, respectively. The higher level of average securitized loans was offset by a higher level of managed loan receivables attributable to domestic loan receivables growth. For the nine months ended August 31, 2007 and 2006, average securitized loans as a percentage of managed credit card loan receivables remained unchanged at 55%. Accordingly, growth in the average managed credit card loan receivables in the nine months ended August 31, 2007, related to domestic credit cards and the acquisition of Goldfish, resulted in a higher level of both average securitized loans as well as higher average owned loan receivables in comparison to the prior year. The higher average owned loan receivables contributed favorably to interest income in 2007. Additionally, the increase in interest income in the three months and nine months ended August 31, 2007 was favorable impacted by a higher yield as compared to the three months and nine months ended August 31, 2006.

Other interest-earning assets include amounts due from asset securitization, Federal Funds sold and other cash and cash equivalents. Amounts due from asset securitization relate to assets retained by us in securitization transactions and include cash collateral accounts that provide credit enhancement on the investor interests and cardmember payments on securitized loans that have been transferred to the trusts for the benefit of the investors. The amount of retained interests is impacted by the timing of securitization maturities and varies in relation to changes in the amount of securitized loans. Interest income earned on these assets will fluctuate accordingly. Average amounts due from asset securitization were lower in both the three months and nine months ended August 31, 2007 than their respective prior year comparisons. Federal Funds sold and other cash and cash equivalents represent amounts maintained for liquidity purposes. We began to establish our liquidity pool in the latter part of the first quarter of 2007. Accordingly, the average level of Federal Funds sold during the three months and nine months ended August 31, 2007 is higher than those of the prior year comparative periods.

Interest income is also influenced by the interest rate on interest-earning assets. Credit card loan receivables earn interest at fixed rates as well as floating rates that are tied to short-term rates aligned with the prime rate. Amounts due from asset securitization and Federal Funds sold earn interest at floating rates tied to short-term rates aligned with market indices. Interest income earned on floating rate interest-earning assets is influenced by changes in the interest rate environment. Loan receivables are our largest asset. During the three months ended August 31, 2007 and 2006, average credit card loan receivables earning interest at floating rates represented 42% and 51%, respectively, of total average loan receivables. During the nine months ended August 31, 2007 and 2006, average credit card loan receivables earning interest at floating rates represented 47% and 52%, respectively. The prime rate during the nine months ended August 31, 2006 increased 125 basis points to 8.25%

in conjunction with similar changes to the Federal Funds rate. Accordingly, as a result of the increase in short-term rates, interest income on floating rate assets was more favorably impacted in the three months and nine months ended August 31, 2007 than in the comparative prior year periods.

Credit quality is another factor which influences interest income. As a result of the improved credit environment following the October 2005 effective date of the new U.S. bankruptcy legislation and our risk management practices, the number of cardmembers having lower risk profiles has increased. Generally, cardmembers with a lower risk profile have higher payment rates, resulting in a lower percentage of loan receivables on which interest is accrued. Although interest income is lower as a result, interest-related charge-offs, which are recorded as a reduction to interest income, are also lower. This was particularly evident following the October 2005 effective date of the new U.S. bankruptcy legislation. The differences in year-over-year comparisons have narrowed as charge-offs have returned to more normalized levels than that of the initial time period following the legislation’s effectiveness. For the three months ended August 31, 2007 and 2006, interest billed and subsequently charged-off, net of recoveries, was 0.83% and 0.91%, respectively. For the nine months ended August 31, 2007 and 2006, interest billed and subsequently charged-off, net of recoveries, was 0.88% and 0.83%, respectively.

Interest-bearing liabilities reflect our funding requirements, currently consisting of deposits and borrowings from third parties. Prior to the Distribution, interest-bearing liabilities also included borrowings from Morgan Stanley, consisting of notes payable and Federal Funds purchased from Morgan Stanley Bank, an FDIC-regulated banking subsidiary of Morgan Stanley, as well as money market accounts sourced from the Morgan Stanley Global Wealth Management Bank Deposit Program. See “—Liquidity and Capital Resources.” We incur interest expense on our interest-bearing liabilities at fixed and floating rates. Accordingly, changes in the interest rate environment, changes in the percentage of floating rate interest-bearing liabilities and the replacement of maturing debt can impact interest expense. During the three months ended August 31, 2007 and 2006, floating rate average interest-bearing liabilities as a percentage of total average interest-bearing liabilities were approximately 42% and 53%, respectively. The decrease in floating average interest-bearing liabilities in the three months ended August 31, 2007 reflects lower levels of short-term borrowings and an increase in fixed rate brokered certificates of deposit partially offset by an increase in money market balances. During the nine months ended August 31, 2007 and 2006, floating rate average interest-bearing liabilities as a percentage of total average interest-bearing liabilities were approximately 50% and 45%, respectively. In comparison to prior period, the increases in floating rate average interest-bearing liabilities in the nine months ended August 31, 2007 reflected higher levels of money market deposits, sourced from the Morgan Stanley Global Wealth Management Bank Deposit Program prior to the Distribution and external third parties beginning in May, as well as higher levels of short-term borrowings. Both the higher levels of floating rate interest-bearing liabilities and the impact of a higher interest rate environment on these liabilities adversely impacted interest expense in the three months and nine months ended August 31, 2007 as compared to the prior respective periods. The higher interest rate environment in 2007 also had a negative effect on the cost of issuing new fixed rate certificates of deposit to replace maturing certificates of deposit issued at lower, historical rates. Higher interest expense in the three months ended August 31, 2007 also reflects an increase in the level of certificates of deposit over the three months ended August 31, 2006, reflecting the funding associated with the establishment of the liquidity pool.

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

In response to industry-wide regulatory guidance, in 2006 we increased minimum payment requirements on certain credit card loans. Bank regulators have discretion to interpret the guidance or its application, and changes in such guidance or its application by the regulators could impact minimum payment requirements. Increases in minimum payment requirements could negatively impact future levels of credit card loans and related interest and fee revenue and charge-offs.

The following tables provide further analysis of net interest income, net interest margin and the impact of rate and volume changes for the three months and nine months ended August 31, 2007 and 2006 (dollars in thousands):

Average Balance Sheet Analysis

	For the Three Months Ended
	August 31, 2007			August 31, 2006
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest earning assets:
Interest earning deposits in other banks	$551,853	5.95%	$8,281	$1,029	3.86%	$10
Federal Funds sold	5,581,086	5.29%	74,424	110,275	5.21%	1,449
Commercial paper	15,622	5.38%	212	13,894	5.34%	187
Investment securities	99,009	5.47%	1,366	66,266	5.42%	906
Loans:(1)
Domestic
Credit cards	19,722,180	11.22%	557,814	19,670,326	10.56%	523,792
Other consumer loans	90,212	6.21%	1,413	117,811	7.04%	2,090

Total domestic	19,812,392	11.20%	559,227	19,788,137	10.54%	525,882
International
Credit cards	2,924,110	9.42%	69,396	2,757,699	9.58%	66,609
Other consumer loans	—	—	—	—	—	—

Total international	2,924,110	9.42%	69,396	2,757,699	9.58%	66,609

Total loans	22,736,502	10.97%	628,623	22,545,836	10.43%	592,491
Other interest-earning assets	2,935,155	5.77%	42,704	3,363,654	5.63%	47,705

Total interest-earning assets	31,919,227	9.39%	755,610	26,100,954	9.77%	642,748
Allowance for loan losses	(786,890)			(776,527)
Other assets	3,294,218			2,642,846

Total assets	$34,426,555			$27,967,273

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing deposits:
Time deposits(2)	$17,809,420	5.21%	$233,872	$12,008,405	4.83%	$146,090
Money market deposits	3,114,087	5.31%	41,672	1,932,870	5.11%	24,877
Other interest-bearing deposits	27,766	3.20%	224	24,178	3.05%	186

Total interest-bearing deposits	20,951,273	5.22%	275,768	13,965,453	4.86%	171,153
Borrowings:
Short-term borrowings
Domestic	689,694	5.52%	9,599	2,778,166	5.34%	37,381
International	2,822,910	6.23%	44,344	1,679,100	5.04%	21,321

Total short-term borrowings	3,512,604	6.09%	53,943	4,457,266	5.23%	58,702
Long-term borrowings
Domestic	2,064,251	6.10%	31,758	819,910	5.99%	12,373
International	—	—	—	683,932	4.76%	8,212

Total long-term borrowings	2,064,251	6.10%	31,758	1,503,842	5.43%	20,585

Total borrowings	5,576,855	6.10%	85,701	5,961,108	5.28%	79,287

Total interest-bearing liabilities	26,528,128	5.41%	361,469	19,926,561	4.99%	250,440

Other liabilities and stockholders’ equity	7,898,427			8,040,712

Total liabilities and stockholders’ equity	$34,426,555			$27,967,273

Net interest income			$394,141			$392,308

Net interest margin(3)		4.90%			5.96%
Interest rate spread(4)		3.99%			4.78%

	For the Nine Months Ended
	August 31, 2007			August 31, 2006
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest earning assets:
Interest earning deposits in other banks	$185,294	5.95%	$8,281	$1,467	3.81%	$42
Federal Funds sold	3,896,393	5.30%	155,134	443,268	4.72%	15,719
Commercial paper	15,564	5.37%	627	13,394	4.87%	490
Investment securities	93,157	5.50%	3,843	48,508	5.40%	1,967
Loans:(1)
Domestic
Credit cards	20,035,079	10.82%	1,627,904	18,900,320	10.54%	1,495,972
Other consumer loans	92,715	5.91%	4,113	141,410	7.28%	7,730

Total domestic	20,127,794	10.80%	1,632,017	19,041,730	10.52%	1,503,702
International
Credit cards	2,893,762	9.30%	201,958	2,451,353	9.51%	174,935
Other consumer loans	—	—	—	70,628	7.63%	4,046

Total international	2,893,762	9.30%	201,958	2,521,981	9.45%	178,981

Total loans	23,021,556	10.61%	1,833,975	21,563,711	10.39%	1,682,683
Other interest-earning assets	3,161,274	5.79%	137,420	3,476,143	5.19%	135,459

Total interest-earning assets	30,373,238	9.38%	2,139,280	25,546,491	9.58%	1,836,360
Allowance for loan losses	(802,484)			(799,557)
Other assets	3,075,747			2,504,098

Total assets	$32,646,501			$27,251,032

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing deposits:
Time deposits(2)	$15,232,558	5.14%	$588,042	$12,949,473	4.60%	$446,844
Money market deposits	3,557,530	5.31%	141,923	1,435,735	4.68%	50,459
Other interest-bearing deposits	37,310	3.53%	990	20,774	2.97%	463

Total interest-bearing deposits	18,827,398	5.17%	730,955	14,405,982	4.60%	497,766
Borrowings:
Short-term borrowings
Domestic	2,127,182	5.48%	87,505	2,342,081	4.90%	86,146
International	2,119,872	5.85%	93,060	1,838,848	4.12%	56,814

Total short-term borrowings	4,247,054	5.66%	180,565	4,180,929	4.55%	142,960
Long-term borrowings
Domestic	1,187,208	6.05%	53,894	820,174	5.87%	36,116
International	458,176	4.73%	16,267	546,260	4.80%	19,680

Total long-term borrowings	1,645,384	5.68%	70,161	1,366,434	5.44%	55,796

Total borrowings	5,892,438	5.67%	250,726	5,547,363	4.77%	198,756

Total interest-bearing liabilities	24,719,836	5.29%	981,681	19,953,345	4.65%	696,522

Other liabilities and stockholders’ equity	7,926,665			7,297,687

Total liabilities and stockholders’ equity	$32,646,501			$27,251,032

Net interest income			$1,157,599			$1,139,838

Net interest margin(3)		5.08%			5.94%
Interest rate spread(4)		4.09%			4.93%

(1)

Average balances of loan receivables include non-accruing loans and these loans are therefore included in the yield calculations. If these balances were excluded, there would not be a material impact on the amounts reported above.

(2)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating–rate funding.
(3)	Net interest margin represents net interest income as a percentage of total interest-earning assets.
(4)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended August 31, 2007 vs. 2006			For the Nine Months Ended August 31, 2007 vs. 2006
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Increase/(Decrease) due to changes in:
Interest-earning assets:
Interest-earning deposits in other banks	$8,262	$9	$8,271	$8,203	$36	$8,239
Federal Funds sold	72,953	22	72,975	137,253	2,162	139,415
Commercial paper	23	2	25	84	53	137
Investment securities	452	8	460	1,842	34	1,876
Loans:
Domestic
Credit cards	1,384	32,638	34,022	91,471	40,461	131,932
Other consumer loans	(451)	(226)	(677)	(2,338)	(1,279)	(3,617)

Total domestic loans	933	32,412	33,345	89,133	39,182	128,315
International
Credit cards	9,315	(6,528)	2,787	33,233	(6,210)	27,023
Other consumer loans	—	—	—	(2,023)	(2,023)	(4,046)

Total international loans	9,315	(6,528)	2,787	31,210	(8,233)	22,977

Total loans	10,248	25,884	36,132	120,343	30,949	151,292
Other interest-earning assets	(12,292)	7,291	(5,001)	(17,461)	19,422	1,961

Total interest income	79,646	33,216	112,862	250,264	52,656	302,920
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	75,387	12,395	87,782	84,372	56,826	141,198
Money market deposits	15,770	1,025	16,795	83,802	7,662	91,464
Other interest-bearing deposits	29	9	38	425	102	527

Total interest-bearing deposits	91,186	13,429	104,615	168,599	64,590	233,189
Borrowings:
Short-term borrowings
Domestic	(36,317)	8,535	(27,782)	(11,271)	12,630	1,359
International	17,079	5,944	23,023	9,656	26,590	36,246

Total short-term borrowings	(19,238)	14,479	(4,759)	(1,615)	39,220	37,605
Long-term debt and bank notes
Domestic	19,139	246	19,385	16,630	1,148	17,778
International	(4,106)	(4,106)	(8,212)	(3,131)	(282)	(3,413)

Total long-term borrowings	15,033	(3,860)	11,173	13,499	866	14,365

Total borrowings	(4,205)	10,619	6,414	11,884	40,086	51,970

Total interest expense	86,981	24,048	111,029	180,483	104,676	285,159

Net interest income	$(7,335)	$9,168	$1,833	$69,781	$(52,020)	$17,761

(1)

The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

For the three months ended August 31, 2007, interest income increased $112.9 million, or 18%, as compared to the three months ended August 31, 2006, due to $5.8 billion higher average interest-earning assets offset in part by a 38 basis point decrease in the total interest yield. The increase in average interest-earning assets reflects a higher level of Federal Funds sold and interest-earning deposits in other banks, reflecting the establishment of a liquidity pool. The decrease in the total interest yield in the three months ended August 31, 2007 reflects the higher mix of lower yielding Federal Funds sold offset in part by higher interest yields on credit card loan receivables as compared to the three months ended August 31, 2006. The higher interest yield on the domestic credit card loan receivables reflects an increase in receivables at higher fixed rates and lower finance charge-related charge-offs.

For the three months ended August 31, 2007, interest expense increased $111.0 million, or 44%, as compared to the three months ended August 31, 2006, due to a $6.6 billion higher level of funding to support the increase in average assets and a 42 basis point increase in the average cost of funds. The higher cost of funds reflects the impact of a higher comparative interest rate environment on floating rate short-term borrowings and the costs associated with replacing maturing certificate of deposits with certificate of deposits having higher interest rates, also attributable to a higher comparative interest rate environment. In addition, we paid higher costs of funds on short-term and long-term balance sheet funding with third parties as a stand-alone entity in comparison to the costs of funds obtained from Morgan Stanley as a subsidiary.

For the nine months ended August 31, 2007, interest income increased $302.9 million, or 16%, as compared to the nine months ended August 31, 2006, due to $4.8 billion higher average interest-earning assets, offset in part by a 20 basis point decrease in the interest yield. The higher level of interest-earning assets reflects higher Federal Funds sold associated with the establishment of a liquidity pool, growth in domestic credit card loan receivables and the inclusion of Goldfish loan receivables for a full nine months. The interest yield for the nine months ended August 31, 2007 was adversely impacted by a higher mix of lower yielding Federal Funds sold and the effect of higher finance charge charge-offs on the international credit card loan receivables, offset in part by the favorable impact of a higher comparative interest rate environment on floating rate assets, including amounts due from asset securitization, domestic credit card loan receivables and Federal Funds sold.

For the nine months ended August 31, 2007, interest expense increased $285.2 million, or 41%, as compared to the nine months ended August 31, 2006, due to a $4.8 billion higher level of funding to support the increase in average assets and a 64 basis point increase in the average cost of funds. The higher cost of funds reflects the impact of the higher comparative interest rate environment on floating rate money market deposits and short-term borrowings, the replacement of maturing certificates of deposit with issuances having higher interest rates and the higher cost of funding following the Distribution.

Provision for Loan Losses

Provision for loan losses is the expense related to maintaining the allowance for loan losses at a level adequate to absorb the estimated probable losses in the loan portfolio at each period end date. Factors that influence the provision for loan losses include the level and direction of loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, bankruptcy trends, regulatory changes or new regulatory guidance, the seasoning of our loan portfolio, interest rate movements and their impact on consumer behavior, and changes in our loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio. We consider the credit quality of the loan portfolio in determining the allowance for loan losses. Credit quality at any time reflects, among other factors, our credit granting practices and effectiveness of collection efforts, the impact of general economic conditions on the consumer, and the seasoning of the loans.

For the three months ended August 31, 2007, the provision for loan losses decreased $20.0 million, or 9%, as compared to the three months ended August 31, 2006, reflecting a decrease in the domestic provision for loan losses offset in part by an increase in international provision for loan losses. The decrease in the domestic provision for loan losses was due to a decrease in the allowance for loan losses, reflecting a lower level of owned loan receivables. In addition, the domestic provision for loan losses for the three months ended August 31, 2006 reflected the impact of an addition to the allowance for loan losses attributable to higher owned loan receivables. The increase in the international provision for loan losses related to a higher level of owned loan receivables related to certain maturing securitization receivables being retained in the portfolio. For the three months ended August 31, 2007, net charge-offs increased 14 basis points, with increases in both the domestic and international loan portfolios as compared to the three months ended August 31, 2006. For the three months ended August 31, 2006, net charge-offs on domestic loan receivables were favorably impacted by the effectiveness of new U.S. bankruptcy legislation, whereas charge-offs for the three months ended August 31, 2007 demonstrated a more normalized trend. Net charge-offs on international loan receivables for the three months ended August 31, 2007 were adversely impacted by legislative changes in the United Kingdom that have led to increased bankruptcy and individual voluntary arrangement filings as well as a general deterioration in consumer credit quality in the United Kingdom as compared to the three months ended August 31, 2006.

For the nine months ended August 31, 2007, the provision for loan losses increased $94.3 million, or 18%, compared with the nine months ended August 31, 2006. This increase primarily reflected higher losses on international loans and a lower level of releases of the domestic allowance for losses, offset in part by lower net charge-offs on domestic loans. In the nine months ended August 31, 2007 and 2006, the domestic allowance for loan losses was reduced by $74.5 million and $98.0 million, respectively, with the nine months ended August 31, 2006, more favorably impacted by the dramatic decline in charge-offs following the effectiveness of the new U.S. bankruptcy legislation. International losses in the nine months ended August 31, 2007, reflected a full nine months of charge-offs related to the acquisition of Goldfish, whereas international charge-offs in the nine months ended August 31, 2006, reflected the fact that no late stage delinquencies were purchased under the terms of the acquisition, resulting in a much lower level of charge-offs in comparison.

Allowance for Loan Losses

The following table provides a summary of the allowance for loan losses (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Balance beginning of period	$788,748	$776,389	$832,483	$838,848
Charge-offs:
Domestic	(201,649)	(192,531)	(635,156)	(630,521)
International	(56,660)	(47,288)	(161,551)	(101,268)

	(258,309)	(239,819)	(796,707)	(731,789)
Recoveries:
Domestic	40,579	35,301	122,999	114,052
International	7,600	3,753	20,336	13,861

	48,179	39,054	143,335	127,913

Net charge-offs	(210,130)	(200,765)	(653,372)	(603,876)

Provision for loan losses:
Domestic	145,827	182,327	437,699	418,519
International	65,749	49,287	172,550	97,425

	211,576	231,614	610,249	515,944
Other activity:
International:
Reserves acquired	—	2,683	—	55,499
Translation adjustment and other	2,689	1,944	3,523	5,450

Total other activity	2,689	4,627	3,523	60,949

Balance at end of period	$792,883	$811,865	$792,883	$811,865

The allowance for loan losses was $19.0 million lower, or 2%, at August 31, 2007, as compared to August 31, 2006. The lower level was attributable to lower domestic allowance for loan losses related to lower on balance sheet loans driven by higher securitized loans and improved domestic credit quality, offset in part by the decline in international credit quality and higher owned loans due to certain maturing securitization receivables being retained in the portfolio.

The following table provides a summary of the composition of the allowance for loan losses (dollars in thousands):

	August 31, 2007		November 30, 2006
	$	% to total allowance	$	% to total allowance
Domestic	$629,458	79.4%	$703,917	84.6%
International	163,425	20.6%	128,566	15.4%

Allowance for loan losses, end of period	$792,883	100.0%	$832,483	100.0%

The allowance for loan losses is a general allowance that is determined separately for the domestic and international loan portfolios. Accordingly, the percentage of the allowance for loan losses applicable to the domestic and international loans will be a function of both the loan balances and credit quality of each portfolio. The percentage of the total allowance for loan losses applicable to the domestic loan portfolio declined to 79.4% at August 31, 2007 from 84.6% at November 30, 2006. This decline was due to lower on balance sheet loans, a result of higher securitized loans, and improved credit quality in the domestic loan portfolio. The percentage of the total allowance for loan losses related to the international portfolio increased from 15.4% to 20.6% from November 30, 2006 to August 31, 2007 due to a deterioration in international credit quality and higher owned loans due to certain maturing securitization receivables being retained in the portfolio.

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

The following table presents amounts and rates of net charge-offs of loan receivables (dollars in thousands):

	For the Three Months Ended August 31,				For the Nine Months Ended August 31,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Net Charge-Offs:
Domestic	$161,070	3.25%	$157,230	3.18%	$512,158	3.39%	$516,469	3.62%
International	49,060	6.71%	43,535	6.31%	141,214	6.51%	87,407	4.62%

Total	$210,130	3.70%	$200,765	3.56%	$653,372	3.78%	$603,876	3.73%

For the three months ended August 31, 2007, the net charge-off rate on our loan receivables increased 14 basis points as compared to the three months ended August 31, 2006, reflecting higher net charge-offs on both the domestic and international loan receivables. The net charge-off rate on the loan receivables for the nine months ended August 31, 2007 was 5 basis points higher than the nine months ended August 31, 2006 as improvement in domestic net charge-off rates was offset by less favorable trends in the international net charge-off rates.

The net charge-off rate on domestic loan receivables increased 7 basis points for the three months ended August 31, 2007, as compared to the three months ended August 31, 2006, reflecting a trend toward more normalized levels of bankruptcy charge-offs as compared to the low levels observed in the three months ended August 31, 2006, following the effective date of the new U.S. bankruptcy legislation. In contrast, the net charge-off rate on domestic loan receivables in the nine months ended August 31, 2007 was 23 basis points lower than the nine months ended August 31, 2006. This was due to an elevated level of charge-offs for the nine months ended August 31, 2006, as a result of the initial acceleration of bankruptcy charge-offs immediately following the new U.S. bankruptcy legislation being included in the first quarter of 2006, offset only in part by the record low levels of bankruptcy charge-offs observed in the subsequent months.

The net charge-off rate on international loan receivables increased 40 basis points and 189 basis points for the three months and nine months ended August 31, 2007, respectively, as compared to the prior year respective periods. These increases were due to the legislative changes in the United Kingdom that have led to increased bankruptcy and individual voluntary arrangement filings and a general deterioration in consumer credit quality in the United Kingdom and the implementation of higher minimum payment requirements on certain accounts. In addition, charge-offs related to the Goldfish portfolio were significantly lower for the nine months ended August 31, 2006 as no late stage delinquencies were purchased under the terms of the acquisition in February 2006.

Delinquencies

Delinquencies are an indicator of credit quality at any point in time. Loan balances are considered delinquent when contractual payments on the loan become 30 days past due.

The following table presents the amounts and delinquency rates of loan receivables over 30 days past due (dollars in thousands):

	August 31, 2007		November 30, 2006		August 31, 2006
Loans over 30 days delinquent	$	%	$	%	$	%
Domestic	$537,916	2.81%	$633,150	3.05%	$609,011	3.02%
International	149,314	4.63%	128,806	4.36%	123,585	4.29%

Total	$687,230	3.07%	$761,956	3.21%	$732,596	3.18%

The over 30 day delinquency rate of our total loan portfolio decreased 11 basis points at August 31, 2007 as compared to August 31, 2006 due to lower domestic delinquencies partially offset by higher delinquencies in the United Kingdom. The over 30 day delinquency rate of our domestic loan receivables decreased 21 basis points at August 31, 2007 as compared to August 31, 2006, reflecting continued strong domestic credit quality. The over 30 day delinquency rate of our international loan receivables increased 34 basis points at August 31, 2007 as compared to August 31, 2006 due to the deterioration in consumer credit quality in the United Kingdom and increases in minimum payment requirements on certain accounts.

The following table presents the amounts and delinquency rates of loan receivables that are accruing interest and are over 90 days delinquent (dollars in thousands):

Loans over 90 days delinquent and accruing interest	August 31, 2007		November 30, 2006
	$	%	$	%
Domestic	$206,988	1.08%	$244,669	1.18%
International	44,982	1.40%	38,997	1.32%

Total loans over 90 days delinquent and accruing interest	$251,970	1.13%	$283,666	1.19%

These loans are included in loan receivables over 30 days delinquent and the related discussion thereof.

The following table presents the amounts and delinquency rates of loan receivables that are not accruing interest, regardless of delinquency (dollars in thousands):

Loans not accruing interest	August 31, 2007		November 30, 2006
	$	%	$	%
Domestic	$94,402	0.49%	$110,486	0.53%
International	143,192	4.44%	143,435	4.86%

Total loans not accruing interest	$237,594	1.06%	$253,921	1.07%

Loan receivables are placed on non-accrual status upon receipt of notification of the bankruptcy or death of a cardmember and as part of certain collection management processes. The Company’s loan receivables not accruing interest at August 31, 2007 have remained relatively constant as compared to November 30, 2006, expressed as a percentage of receivables.

Other Income

The principal component of other income is securitization income. The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2007 vs. 2006 increase (decrease)		For the Nine Months Ended August 31,		2007 vs. 2006 increase (decrease)
	2007	2006	$	%	2007	2006	$	%
Securitization income	$581,743	$564,924	$16,819	3%	$1,704,186	$1,812,016	$(107,830)	(6)%
Loan fee income	100,214	98,287	1,927	2%	283,030	277,785	5,245	2%
Discount and interchange revenue(1)	40,970	99,056	(58,086)	(59)%	193,266	274,956	(81,690)	(30)%
Insurance	48,573	50,009	(1,436)	(3)%	148,962	144,795	4,167	3%
Merchant fees	22,798	29,885	(7,087)	(24)%	71,977	80,418	(8,441)	(10)%
Transaction processing revenue	25,271	24,115	1,156	5%	74,968	71,037	3,931	6%
Other income	25,929	23,098	2,831	12%	66,479	49,669	16,810	34%

Total other income	$845,498	$889,374	$(43,876)	(5)%	$2,542,868	$2,710,676	$(167,808)	(6)%

(1)

Net of rewards, including Cashback Bonus rewards, of $219 million and $199 million for the three months ended August 31, 2007 and 2006, respectively, and $617 million and $574 million for the nine months ended August 31, 2007 and 2006.

Other income decreased $43.9 million, or 5%, for the three months ended August 31, 2007 as compared to the three months ended August 31, 2006 primarily related to lower discount and interchange revenue and merchant fees partially offset by higher securitization income.

Other income decreased $167.8 million, or 6% for the nine months ended August 31, 2007 as compared to the nine months ended August 31, 2006 primarily related to lower securitization income, discount and interchange revenue and merchant fees, partially offset by higher other income.

For securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of our discount and interchange revenue to new securitization transactions. Within other income, this change to allocating discount and interchange revenue has the effect of decreasing discount and interchange revenue and increasing securitization income. The amount of discount and interchange revenue allocated to securitization has increased since this change was made in 2004 and is expected to continue increasing as new transactions which include allocation are completed and securitization transactions that did not receive allocations mature. For the three months and nine months ended August 31, 2007, there were 72.45% and 64.84%, respectively, of average securitized loans which discount and interchange revenue was allocated as compared to 54.38% and 51.82% in the three and nine months ended August 31, 2006.

To broaden merchant acceptance of Discover Network cards, we began outsourcing our acquisition and servicing of small and mid-sized merchants to merchant acquiring organizations in late 2006. In addition, we are selling small and mid-size merchant portfolios to third-party acquirers to facilitate integrated servicing and reduce costs. As the outsourcing continues, merchant discount will be replaced by acquirer interchange and assessments, which will reduce the percentage of income per transaction and, over time, operating expenses as we no longer incur costs to acquire and service small and mid-sized merchants. The lower cost per transaction is expected to be offset by increased volume due to broader acceptance. Any gains on the sale of merchant acquiring portfolios will be reflected in other income as earned.

Securitization Income

Securitization income is a significant source of our income and is derived through asset securitizations and continued servicing of a portion of the credit card receivables we originated. The issuance of asset-backed securities to investors has the effect of removing the owned loan receivables from the condensed consolidated statements of financial condition. Also, portions of interest income, provision for loan losses and certain components of other income related to the transferred loans against which beneficial interest have been issued through securitization transactions are no longer reported in our statements of income; however, they remain significant factors in determining securitization income we receive on our retained beneficial interest in those transactions. Investors in securitizations are allocated the cash flows derived from interest and loan fee revenue earned on securitized loans. In addition, for domestic securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of our discount and interchange revenue to new securitization transactions. These cash flows are used to pay investors in the transactions a contractual fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans, net of recoveries, and to pay us a contractual fee for servicing the securitized loans. Any excess cash flows remaining are paid to us. Both servicing fees and excess spread are recorded in securitization income. Securitization income also includes the net revaluation of the interest-only strip receivable and other retained interests, reflecting adjustments to the fair values of the retained interests that result from changes in the level of securitized loans and assumptions used to value the retained interests.

The table below presents the components of securitization income (dollars in thousands):

	For the Three Months Ended August 31,		2007 vs. 2006 increase (decrease)		For the Nine Months Ended August 31,		2007 vs. 2006 increase (decrease)
	2007	2006	$	%	2007	2006	$	%
Excess spread	$467,567	$439,622	$27,945	6%	$1,288,821	$1,267,889	$20,932	2%
Servicing fees on securitized loans	143,959	132,275	11,684	9%	424,168	404,478	19,690	5%
Net revaluation of retained interests	(24,043)	(2,165)	(21,878)	(1,011)%	7,580	153,950	(146,370)	(95)%
Other (principally transaction costs)	(5,740)	(4,808)	(932)	(19)%	(16,383)	(14,301)	(2,082)	(15)%

Securitization income	$581,743	$564,924	$16,819	3%	$1,704,186	$1,812,016	($107,830)	(6)%

For the three months ended August 31, 2007, securitization income increased $16.8 million, or 3%, as compared to the three months ended August 31, 2006. The increase was due to higher excess spread and higher servicing fees on securitized loans, offset in part by a larger unfavorable net revaluation of retained interests. For the nine months ended August 31, 2007, securitization income decreased $107.8 million, or 6%, as compared to the nine months ended August 31, 2006. The decrease was due to a lower net revaluation of retained interests, offset in part by a higher excess spread and higher servicing fees on securitized loans.

Excess spread. The following table provides the components of excess spread (dollars in thousands):

	For the Three Months Ended August 31,		2007 vs. 2006 increase (decrease)		For the Nine Months Ended August 31,		2007 vs. 2006 increase (decrease)
	2007	2006	$	%	2007	2006	$	%
Interest income on securitized loans	$996,309	$930,818	$65,491	7%	$2,928,167	$2,787,319	$140,848	5%
Interest paid to investors in asset-backed securities	(405,982)	(365,590)	(40,392)	(11)%	(1,178,899)	(1,031,965)	(146,934)	(14)%

Net interest income	$590,327	$565,228	$25,099	4%	$1,749,268	$1,755,354	($6,086)	0%
Other fee revenue on securitized loans(1)	318,649	270,419	48,230	18%	875,596	775,174	100,422	13%
Net charge-offs on securitized loans	(297,450)	(263,750)	(33,700)	(13)%	(911,875)	(858,161)	(53,714)	(6)%

Net revenues on securitized loans	611,526	571,897	39,629	7%	1,712,989	1,672,367	40,622	2%
Servicing fees on securitized loans	(143,959)	(132,275)	(11,684)	(9)%	(424,168)	(404,478)	(19,690)	(5)%

Excess spread	$467,567	$439,622	$27,945	6%	$1,288,821	$1,267,889	$20,932	2%

(1)	Other fee income includes discount and interchange revenue, loan fee income and insurance (credit fee products) revenues.

Securitization income is significantly influenced by the level of average securitized loans. For the three months ended August 31, 2007, average securitized loans increased $2.5 billion, or 9%, to $28.8 billion as compared to the three months ended August 31, 2006. For the nine months ended August 31, 2007, average securitized loans increased $1.8 billion, or 7%, to $28.3 billion as compared to the nine months ended August 31, 2006. Accordingly, securitization income was favorably impacted in the three months and nine months ended August 31, 2007 as a result of the higher levels of average securitized loans as compared to the prior year respective periods.

For the three months and nine months ended August 31, 2007, excess spread was favorably impacted by higher levels of average securitized loans and higher other fee revenue on securitized loans resulting from the higher levels of outstanding securitized loans receiving discount and interchange revenue, as compared to the prior respective periods.

For the three months ended August 31, 2007, excess spread on securitized loans increased $27.9 million, or 6%, as compared to the three months ended August 31, 2006. The increase reflected higher other fee revenue on securitized loans, offset in part by a higher rate of charge-offs on securitized loans, reflecting the return of charge-offs to more normalized levels, whereas the three months ended August 31, 2006 reflected the continued favorable impact on charge-offs following the October 2005 effective date of the new U.S. bankruptcy legislation. In addition, although net interest income increased as a result of the higher level of average securitized loans, the net interest spread for the three months ended August 31, 2007 was lower due to a lower yield on securitized loans and, to a lesser degree, a higher rate of return paid on floating rate investor interests, reflecting recent increases in LIBOR. For the nine months ended August 31, 2007, excess spread on securitized loans increased $20.9 million, or 2%, as compared to the nine months ended August 31, 2006. The increase reflected higher other fee revenue, offset in part by higher net charge-offs and lower net interest income. The higher level of net charge-offs was attributable to a higher level of average securitized loans. The decrease in net interest income was attributable to a higher rate of return paid on floating rate investor interests, a decrease in the yield on securitized loans and a higher level of securitized loans.

Servicing fees on securitized loans. We are paid a servicing fee for the cash flows generated by the securitized loans. These cash flows include interest income and loan fee income as well as discount and interchange revenue for certain securitized loans. For the three months ended August 31, 2007, servicing fees increased $11.7 million, or 9%, as compared to the three months ended August 31, 2006. For the nine months ended August 31, 2007, servicing fees increased $19.7 million, or 5%, as compared to the nine months ended August 31, 2006. The increases in both periods were due to higher levels of average securitized loans as compared to the respective prior periods.

Net revaluation of retained interests. Amounts included in the net revaluation of retained interests reflect principally changes in the fair value of the interest-only strip receivable. The components of net revaluation of retained interests are summarized in the table below (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Initial gain on new securitization transactions	$13,079	$21,121	$93,782	$96,766
Revaluation of retained interests	(37,122)	(23,286)	(86,202)	57,184

Net revaluation of retained interests	$(24,043)	$(2,165)	$7,580	$153,950

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

The net revaluation of retained interests for the three months ended August 31, 2007 decreased $21.9 million as compared to the three months ended August 31, 2006. The decrease was due to a larger unfavorable revaluation of the retained interests, primarily reflecting the higher net gain amortization related to the maturity of securitization transactions. In addition, there were $0.9 billion of new securitization transactions in the three months ended August 31, 2007 as compared to $1.6 billion of new securitization transactions in the three months ended August 31, 2006.

The net revaluation of retained interests for the nine months ended August 31, 2007 decreased $146.4 million as compared to the nine months ended August 31, 2006. The negative revaluation of retained interests of $86.2 million for the nine months ended August 31, 2007 was primarily attributable to net gain amortization related to the maturity of securitization transactions. The favorable revaluation of retained interests for the nine months ended August 31, 2006 was favorably impacted by the effect of projected lower charge-offs used to value the interest-only strip receivable at August 31, 2006 as compared to the projected charge-offs assumed at the end of 2005, which was impacted by an elevated level of bankruptcy charge-offs in early 2006.

Loan Fee Income

Loan fee income consists primarily of fees on credit card loans and includes late, overlimit, balance transfer, cash advance and other miscellaneous fees. Loan fee income increased $1.9 million, or 2%, for the three months ended August 31, 2007 as compared to the three months ended August 31, 2006, reflecting higher balance transfer fees partially offset by lower late and overlimit fees. Loan fee income increased $5.2 million, or 2%, for the nine months ended August 31, 2007 as compared to the nine months ended August 31, 2006, reflecting higher balance transfer fees partially offset by lower late and overlimit fees.

Discount and Interchange Revenue

Discount and interchange revenue includes discount revenue net of interchange paid to third-party issuers in the United States, and interchange revenue in the United Kingdom. In the United States, we earn discount revenue from fees charged to merchants with whom we have entered into card acceptance agreements for processing cardmember purchase transactions. We incur an interchange cost to card issuing entities that have entered into contractual arrangements to issue cards on the Discover Network. This cost is contractually established and is based on the card issuing organizations’ transaction volume and is reported as a reduction to discount and interchange revenue. In the United Kingdom, where we issue MasterCard and Visa branded cards, we earn interchange revenue from transactions processed by those networks. We offer our cardmembers various reward programs, including the Cashback Bonus reward program, pursuant to which we pay certain cardmembers a percentage of their purchase amounts based on the type and volume of the cardmember’s purchases. Reward costs are recorded as a reduction to discount and interchange revenue. For securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of discount and interchange revenue to new securitization transactions, which results in a decrease in discount and interchange revenue and an increase in securitization income. However, cardmember rewards costs associated with the securitized loans are not allocated to investor interests, and as such, do not impact securitization income.

Discount and interchange revenue decreased $58.1 million, or 59%, for the three months ended August 31, 2007 as compared to the three months ended August 31, 2006, due to a higher allocations to securitized loans which have the effect of reclassifying discount and interchange revenue to securitization income and higher cardmember rewards, partially offset by an increase in discount and interchange revenue earned related to increased sales volume. The increase in allocations to securitized loans was due to a higher level of outstanding securitized loans receiving allocations than in 2006.

Discount and interchange revenue decreased $81.7 million, or 30%, for the nine months ended August 31, 2007 as compared to the nine months ended August 31, 2006, due to higher allocations to securitized loans which have the effect of reclassifying discount and interchange revenue to securitization income and higher cardmember rewards, partially offset by an increase in discount and interchange revenue earned related to increased sales volume. The increase in allocations to securitized loans was due to a higher level of outstanding securitized loans receiving allocations than in 2006. The increase in cardmember rewards reflected higher sales volume.

Insurance (Credit Fee Products)

We earn revenue primarily related to fees received for marketing credit-related ancillary products including insurance, debt deferment/debt cancellation contracts and credit protection services to cardmembers. The amount of revenue recorded is based on the terms of the insurance policies and contracts with third-party providers. We do not retain any significant underwriting loss exposure. We recognize this income over the policy or contract period as earned. Insurance income decreased $1.4 million, or 3%, in the three months ended August 31, 2007 as compared to the three months ended August 31, 2006, related to lower debt deferment revenue partially offset by higher credit protection revenue. Insurance income in the nine months ended August 31, 2007, as compared to the nine months ended August 31, 2006, increased $4.2 million, or 3%, primarily related to higher credit protection revenue partially offset by lower debt deferment revenue.

Merchant Fees

Merchant fees consist primarily of fees charged to merchants for various services including manual authorization of transactions and delivery of hardcopy statements. Merchant fees decreased $7.1 million, or 24%, and $8.4 million, or 10%, for the three months and nine months ended August 31, 2007 as compared to the three and nine months ended August 31, 2006.

Transaction Processing Revenue

Transaction processing revenues include switch fees charged to financial institutions for accessing the PULSE Network to process transactions and various participation and membership fees. Switch fees are charged on a per transaction basis. Transaction processing revenue increased $1.2 million, or 5%, and $3.9 million, or 6%, for the three months and nine months ended August 31, 2007 as compared to the three and nine months ended August 31, 2006, related to increased volumes partially offset by pricing incentives.

Other Income

Other income includes revenues on various fee-based products, revenues from the referral of declined applications to certain third-party issuers on the Discover Network, unrealized gains and losses related to derivative contracts, gains on sales of mortgage loans, investment gains and losses, and other miscellaneous revenue items. See Note 16: Related Party Transactions for further information related to the sale of mortgage loans. Other income increased $2.8 million, or 12%, and $16.8 million, or 34%, for the three months and nine months ended August 31, 2007 as compared to the three and nine months ended August 31, 2006, related to revenue from the referral of declined applications, gains from sales of merchant contracts, and increased cardmember participation in our Wallet Protection program. This is partially offset by a loss from hedging activities. See Note 13: Fair Value Disclosures herein for further disclosure concerning hedging activities.

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2007 vs. 2006 increase (decrease)		For the Nine Months Ended August 31,		2007 vs. 2006 increase (decrease)
	2007	2006	$	%	2007	2006	$	%
Employee compensation and benefits	$227,904	$237,436	$(9,532)	(4)%	$695,595	$698,571	$(2,976)	0%
Marketing and business development	163,015	145,184	17,831	12%	446,289	405,955	40,334	10%
Information processing and communications	99,065	98,620	445	0%	289,139	284,659	4,480	2%
Professional fees	94,060	93,027	1,033	1%	288,282	248,720	39,562	16%
Premises and Equipment	22,611	23,546	(935)	(4)%	69,770	68,392	1,378	2%
Other	92,194	84,724	7,470	9%	267,942	231,509	36,433	16%

Total other expense	$698,849	$682,537	$16,312	2%	$2,057,017	$1,937,806	$119,211	6%

Other expense increased $16.3 million, or 2%, for the three months ended August 31, 2007 as compared to the three months ended August 31, 2006, primarily related to higher marketing and business development and other expenses partially offset by lower employee compensation and benefits. Marketing and business development increased $17.8 million, or 12%, primarily due to higher account acquisition expenses and increased advertising. Other expenses increased $7.5 million, or 9%, primarily due to higher transactional related tax expense related to the International Card segment, higher fraud expense, and spin-off related costs. Employee compensation and benefits decreased $9.5 million, or 4%, primarily related to a lower level of allocated expense from Morgan Stanley as a result of the Distribution.

Other expense increased $119.2 million, or 6%, for the nine months ended August 31, 2007 as compared to the nine months ended August 31, 2006, primarily related to higher marketing and business development, professional fees, and other expenses. Marketing and business development increased $40.3 million, or 10%, due to higher account acquisition and promotional expenses. Professional fees increased $39.6 million, or 16%, primarily related to increased legal fees, consulting costs, and spin-off related expenses. Legal fees increased due to Visa and MasterCard litigation and higher other routine advisory and litigation expenses. The increase in consulting costs was primarily driven by increased business initiatives and spin-off related expenses. Other expenses increased $36.4 million, or 16%, primarily due to higher fraud expense and higher International Card expenses related to spin-off costs and intangible amortization expense.

Income Tax Expense

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.4%	2.1%	2.1%	2.0%
Non-deductible spin-off costs	2.0%	—	0.6%	—
Reassessment of state income tax reserves, net of U.S. federal income tax benefits	—	(2.7)%	—	(0.7)%
Other	(0.8)%	(0.1)%	(0.1)%	—%

Effective income tax rate	38.6%	34.3%	37.6%	36.3%

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

Liquidity risk is assessed by several measures including the liquidity position, which measures funding in various maturity tranches. The maturities of the various funding instruments are reviewed during the funding planning and execution process to ensure the maturities are staggered. The mix of funding sources and the composition of our investor base are also reviewed during the funding process to ensure appropriate diversification. Funding sources include externally derived short-term borrowings, asset-backed commercial paper conduit financing, long-term asset-backed securitizations, bank deposits and bank notes.

Corporate Treasury monitors and reviews liquidity and capital management policies and executes strategies to maintain prudent levels of liquidity and capital. Our senior management reviews financial performance relative to these policies, monitors the availability of alternative financing sources, evaluates liquidity risk and capital adequacy, and assesses the interest rate sensitivity of our assets and liabilities.

Morgan Stanley historically has provided various sources of funding to us on both a short-term and long-term basis to meet various financing needs. This funding has been used to finance receivables in both our U.S. and International Card segments, the cash collateral account in connection with our domestic asset-backed securitization program and fixed assets, which include office facilities and equipment. The following table summarizes funding sourced through Morgan Stanley (dollars in thousands):

	August 31, 2007	November 30, 2006
Morgan Stanley Global Wealth Management Bank Deposit Program	$—	$1,928,443
Federal Funds purchased from Morgan Stanley Bank	—	3,000,000
Short-term borrowings	—	3,639,678
Long-term borrowings	—	1,251,662

Total	$—	$9,819,783

As of June 30, 2007, total intercompany balances from Morgan Stanley were entirely replaced with certificates of deposit, external deposits from broker-dealers, external secured borrowings, unsecured long-term debt and asset-backed financing. In June 2007, funding sourced through the Morgan Stanley Global Wealth Management Bank Deposit Program was replaced through the issuance of deposits and the use of alternative external broker-dealer client funds deposited into Discover Bank. Also in June, we facilitated the repayment of short- and long-term borrowings from Morgan Stanley through the issuance of new debt. Specifically, we replaced short-term borrowings related to our cash collateral accounts with external secured financing arrangements, and short-term borrowings related to our fixed assets with long-term debt issued by Discover Financial Services. In June 2007, we also structured external secured financing agreements to replace short- and long-term borrowings related to our International Card segment.

In light of the Distribution, we have developed our own infrastructure to manage and execute our liquidity and capital management functions as an independent company. Our efforts have included a review of our liquidity and funding risk management policies to ensure that they continue to support the successful execution of our business strategies while maintaining sufficient liquidity through the business cycle and during periods of financial stress. We have executed certain agreements providing for ongoing Morgan Stanley support in certain functions. See “Arrangements Between Us and Morgan Stanley” in the Company’s Form 10, as amended, for further discussion.

Management has implemented liquidity and capital management policies in anticipation of the Distribution which provide us with adequate access to and supply of funding through the business cycle. Accordingly, management has maintained an investment grade rating at Discover Bank and received an investment grade rating for Discover Financial Services following the Distribution. Discover Bank has maintained its BBB rating from S&P and has been assigned a Baa2 deposit and Baa2 senior unsecured rating from Moody’s and a BBB rating from Fitch. Discover Financial Services has been assigned a BBB long-term rating from S&P, a Baa3 senior unsecured rating from Moody’s and a BBB long-term rating from Fitch.

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

In light of the Distribution, we reassessed the CFP and lengthened the maturity profile of borrowings and increased our cash equivalent liquidity. We modified our CFP to eliminate reliance on Morgan Stanley sourced funding while limiting our access to the asset-backed and certificate of deposit markets. By June 30, 2007, in anticipation of the Distribution, we enhanced our liquidity by increasing the amount of our liquidity reserve to target $5 billion (with a $5.1 billion balance as of June 30, 2007), increasing committed undrawn securitization conduit facilities to approximately $2.4 billion and negotiated a $2.5 billion unsecured committed credit facility that became effective on July 2, 2007. Through the establishment of these liquidity sources, we expect to manage a CFP that is designed to withstand a Discover stress event characterized by a one-year period with limited access to the brokered deposit and asset-backed securitization markets.

Throughout the third quarter of 2007, the sub-prime market deteriorated resulting in severe disruptions in the debt and asset-backed capital markets which caused the LIBOR and asset-backed commercial paper rates to rise, credit spreads to widen materially and closure of some funding markets to new issuance. In response to the lack of liquidity in various markets, our senior management increased liquidity targets. As of August 31, 2007, our contingent sources included $8.2 billion in our liquidity reserve (primarily invested in Fed Funds sold and bank deposits), $1.9 billion of unutilized commitments from third-party commercial paper asset-backed conduits for securitization funding, and $2.5 billion of unsecured committed credit. In addition, we initiated issuance of subordinate bonds through the new Discover Card Execution Note Trust structure providing AAA note issuance capacity of $5 billion.

Our condensed consolidated statement of financial condition at August 31, 2007 consisted primarily of credit card loan receivables, of which 86% were originated in the U.S. and 14% in the U.K. The balance of credit card receivables fluctuates from time to time due to trends in credit card spending and payments, as well as the issuance of new securitization transactions and maturities of existing securitization transactions. Our credit card loan receivables provide us with flexibility in financing and managing our business, as the market for financing credit card loan receivables is generally large and active.

Equity Capital Management. Our senior management views equity capital as an important source of financial strength. We determine the level of capital necessary to support our business based on our managed credit card loan receivables, goodwill and other intangible assets, taking into account, among other things, regulatory requirements, rating agency guidelines and internally managed requirements to sustain growth. Using this approach, management determined that $5.6 billion of capital was appropriate to support our business at August 31, 2007. In light of the Distribution, we targeted approximately $5.5 billion of capital as appropriate to support the Distribution, made a dividend of $350 million in June 2007 to Morgan Stanley, and received an equity infusion from Morgan Stanley in the amount of $135 million to further adjust our capital to its appropriate level.

Under regulatory capital requirements adopted by the FDIC and other bank regulatory agencies, FDIC-insured financial institutions must maintain minimum levels of capital that are dependent upon the risk of the financial institutions assets, specifically (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% to 6% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% to 10% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At August 31, 2007, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of Discover Bank as well as our other FDIC-insured financial institution, Bank of New Castle, exceeded these regulatory minimums.

Dividend Policy. Although we intend to reinvest a substantial portion of our earnings in our business, we intend to continue to pay a regular quarterly cash dividend on our common stock, subject to the approval of the Board of Directors of the Company. The declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that we will declare and pay any dividends. In addition, as a result of applicable banking regulations and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may further be limited.

Special Dividend. On June 19, 2007, the Company declared a special dividend to Morgan Stanley. Pursuant to the special dividend, upon resolution of the Company’s outstanding litigation with Visa U.S.A., Inc. and MasterCard Worldwide, after expenses incurred by the Company in connection with such litigation, the Company is required to pay Morgan Stanley (1) the first $700 million of value of cash or non-cash proceeds (increased at the rate of 6% per annum until paid in full) (the “minimum proceeds”) and (2) 50% of any proceeds in excess of $1.5 billion, subject to certain limitations and a maximum potential payment to Morgan Stanley of $1.5 billion. All payments by the Company to Morgan Stanley will be net of taxes payable by the Company with respect to such proceeds. If, in connection with or following a change in control of the Company, the litigation is settled for an amount less than minimum proceeds, the Company is required to pay Morgan Stanley an amount equal to the minimum proceeds. A copy of the special dividend is attached as Schedule 2 to the Separation and Distribution Agreement between Morgan Stanley and the Company that was filed by the Company on a Current Report on Form 8-K on July 5, 2007.

Short-Term Borrowings. Short-term borrowings consist of term, overnight Federal Funds purchased and other short-term borrowings with original maturities less than one year.

The following table identifies the balances and weighted average interest rates on short-term borrowings outstanding at period end (dollars in thousands):

	August 31, 2007		November 30, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Domestic:
Overnight Federal Funds purchased	$—	—	$3,000,000	5.31%
Term Federal Funds purchased	160,000	5.36%	100,000	5.35%
Other short-term borrowings	—	—	1,811,124	5.46%
International:
Other short-term borrowings	3,052,739	6.38%	1,828,554	5.25%

Total short-term borrowings	$3,212,739	6.33%	$6,739,678	5.33%

On June 20, 2007, the Company received proceeds of $2.7 billion related to the issuance of debt by unrelated conduit providers. The transaction was structured as a borrowing secured by the performance of the owned credit card receivables of the International Card segment. The financing arrangement, which has a flexible term of up to 364 days, facilitated the pay down of short-term and long-term borrowings with Morgan Stanley. As of August 31, 2007, the balance of this structured secured borrowing was $3.1 billion.

Deposits. We utilize deposits to diversify funding sources and to reduce our reliance on short-term credit-sensitive funding sources, thus enhancing our liquidity position. We obtain our deposits through various channels: direct retail certificates of deposit and money market accounts, retail and institutional brokerage arrangements and money market accounts, under which we receive funds swept through external third-parties. Direct consumer retail deposits are marketed to and received from individual customers, without the use of a third-party intermediary, and are an important, stable funding source that typically reacts more slowly to interest rate changes than other deposits. Brokered deposits are deposits placed to consumers through registered brokers. These deposits typically provide funding with maturities ranging from one month to ten years. Total interest-bearing deposits of $22.9 billion remained constant as compared to May 31, 2007 and increased $9.7 billion from November 30, 2006. The increase from prior year-end reflected the replacement of funding sourced from Morgan

Stanley to funding sourced by us in anticipation of the Distribution. At August 31, 2007, the weighted average maturity of all certificates of deposit was approximately 26 months. See Note 6: Deposits for further disclosure regarding deposits.

Prior to the Distribution, Discover Bank received funds from Morgan Stanley sourced money market accounts obtained through the Morgan Stanley Global Wealth Management Bank Deposit Program, under which we received funds swept directly from certain Morgan Stanley Global Wealth Management clients. We began participating in this program in the second quarter of 2006, accumulating a balance of $3.0 billion by May 31, 2007. MSDW subsequently withdrew all these deposits on June 11, 2007, in anticipation of the Distribution. Beginning in the second quarter of 2007, Discover Bank entered into similar agreements with third parties, accumulating balances of $2.4 billion in aggregate at August 31, 2007.

The following table summarizes the remaining maturities of our interest-bearing deposits at August 31, 2007 (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than or equal to $100,000	$18,433,890	$1,098,230	$1,782,451	$4,098,077	$11,455,132
Certificates of deposit in amounts greater than $100,000	646,683	296,515	143,409	80,984	125,775
Savings deposits, including money market deposit accounts	3,825,058	3,825,058	—	—	—

Total interest-bearing deposits	$22,905,631	$5,219,803	$1,925,860	$4,179,061	$11,580,907

Long-Term Debt and Bank Notes. An additional source of funding is provided by our Global Bank Note Program. The program was launched in 2004 by Discover Bank. Bank notes may be issued under this program with maturities of thirty days or more from the date of issuance. At August 31, 2007 and 2006, we had $250 million par value in bank notes outstanding which mature in February 2009.

On June 12, 2007, the Company received proceeds on the issuance of $800 million par value of unsecured debt to external third parties. The financing is comprised of $400 million having a three-year maturity with a floating coupon and $400 million with a ten-year maturity with a fixed coupon. The transaction provides for additional liquidity at the parent to support funding requirements of its subsidiaries.

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

We utilize both the term securitization market as well as the privately placed asset-backed commercial paper conduit financing market. Outstanding term financing and asset-backed commercial paper conduit financing at August 31, 2007 were $25.9 billion and $3.2 billion, respectively. At August 31, 2007, we had $24.6 billion unused capacity under Discover Card Execution Note Trust’s and Discover Card Master Trust I’s registered asset-backed securities shelf registration statement and $1.9 billion in unused asset-backed commercial paper conduit capacity.

The following table summarizes expected maturities of the investors’ interests in securitizations at August 31, 2007 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Expected maturities of the investors’ interest in securitizations	$29,096,500	$7,759,982	$13,308,840	$5,455,944	$2,571,734

We access the term asset securitization market through the Discover Card Master Trust I and, beginning July 26, 2007, the Discover Card Execution Note Trust using receivables generated by our U.S. Card business. Through the Discover Card Master Trust I, we have been using a structure utilizing Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates and a cash collateral account. The Discover Card Execution Note Trust includes up to three classes of securities sold to investors, the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated, classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated classes of notes.

As of August 31, 2007, cash collateral accounts underlying the securitization transactions of Discover Card Master Trust I had a balance of $2.0 billion. Discover Financial Services financed $1.9 billion of cash collateral accounts (reflected in amounts due from asset securitizations in the condensed consolidated statements of financial condition). The rights to repayment of a portion of the cash collateral account loans have been sold to a special purpose subsidiary, DRFC Funding LLC, as part of a $1.3 billion secured financing and are not expected to be available to creditors of Discover Financial Services.

The following table summarizes estimated maturities of the cash collateral accounts at August 31, 2007 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Estimated maturities of cash collateral accounts	$1,894,219	$581,999	$790,003	$368,872	$153,345

In our International Card segment, we access the term asset-backed securitization market through the Cumbernauld Funding plc master trust. Through this trust, we have traditionally utilized a structure having Class A, triple-A rated notes, with credit enhancement provided by subordination through the overcollateralization of receivables and a cash collateral account.

The securitization structures include certain features designed to protect investors that could result in earlier-than-expected amortization of the transactions, accelerating the need for alternative funding. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements (“economic early amortization”). In the event of an economic early amortization (which would occur if the excess spread falls below 0% for a contractually specified period, generally a three-month average), the receivables that otherwise would have been subsequently purchased by the trust from us would instead continue to be recognized on our statement of financial condition since the cash flows generated in the trust would instead be used to repay investors in the asset-backed securities. As of August 31, 2007, no economic early amortization events have occurred. The table below provides information concerning investor interest and related excess spreads at August 31, 2007 (dollars in thousands):

	Investor Interest	# of Series Outstanding	3-Month Rolling Average Excess Spread
Interchange series(1)	$19,674,745	21	7.97%
Non-interchange series	7,496,824	8	4.44%

Discover Card Master Trust I	27,171,569	29	4.44%
Discover Card Execution Note Trust(2)	715,000	4	9.58%
Cumbernauld Funding plc	1,209,931	1	3.93%

Total	$29,096,500	34

(1)

Discover Card Master Trust I certificates issued subsequent to and including Series 2004-1 include cash flows derived from discount and interchange revenue earned by Discover Bank. Interchange Series 3-Month Average includes Discover Card Execution Note Trust performance.

(2)

Excess spread reflects a two-month average as the first issuances from Discover Card Execution Note Trust occurred in July 2007. In addition, the average excess spread of 9.58% is elevated as a result of the shorter interest periods related to transactions closing on July 26, 2007 and August 31, 2007.

Secured Committed Credit Facilities. The maintenance of revolving committed credit agreements serves to further diversify our funding sources. In connection with our asset securitization program, we have access to committed undrawn funding capacity through third-party bank-sponsored securitization conduits to support credit card loan receivables funding requirements. At August 31, 2007, these conduits totaled $5.1 billion, of which $1.9 billion was unused. These facilities are 364-day agreements and are reviewed for renewal annually.

Unsecured Committed Credit Facilities. In light of the Distribution, we negotiated a 59-month unsecured committed credit facility of $2.5 billion that will serve to diversify our funding sources and enhance our liquidity. This facility became effective at the time of the Distribution, is provided by a group of major global banks, and is available to both Discover Financial Services and Discover Bank. We anticipate that the facility will support general liquidity needs and may be drawn to meet short-term funding needs from time to time.

Off-Balance Sheet Arrangements

See “—Liquidity and Capital Resources—Securitization Financing.”

Guarantees

Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, equity security of a guaranteed party, rate or index. Our guarantees relate to certain representations and warranties made with regard to securitized loans, transactions processed through the Discover Network and cardmember-related services provided to U.K. cardmembers. Also included in guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement. At August 31, 2007, we had not recorded any contingent liabilities in our consolidated statements of financial condition related to these transactions. See Note 12: Commitments, Contingencies and Guarantees for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at August 31, 2007, which include long-term borrowings inclusive of fixed rate interest payments and operating and capital lease obligations, were $25.6 billion.

At August 31, 2007, we extended credit for consumer and commercial loans of approximately $266 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by these guarantees are included in our condensed consolidated financial statements.

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

Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that vary with changes in a market-based index, such as Federal Funds or LIBOR, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at the fiscal period end but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, are rate sensitive. For these fixed rate liabilities, earnings sensitivity is measured from the expected repricing date.

Assuming an immediate 100-basis-point increase in the interest rates affecting all interest rate sensitive assets and liabilities as of August 31, 2007, we estimate that the pre-tax income of lending and related activities over the following 12-month period would be reduced by approximately $129 million. We estimate the comparable reduction of pre-tax income for the 12-month period following August 31, 2006 to be approximately $127 million. The hypothetical decline in pretax income was modestly higher than the prior year due to a higher level of variable rate funding offset by a higher level of other interest- earning assets related to the liquidity pool at August 31, 2007.

The model assumes that the balances of interest rate sensitive assets and liabilities at the fiscal period end will remain constant over the next 12-month period. It does not assume any growth, strategic change in business focus, change in asset pricing philosophy or change in asset/liability funding mix. Thus, this model represents a static analysis that cannot adequately portray how we would respond to significant changes in market conditions such as those recently experienced. Furthermore, the analysis does not necessarily reflect our expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100-basis-point change in market interest rates, nor necessarily the actual effect on earnings if such rate changes were to occur. In addition, this analysis does not reflect any expected changes in funding attributed to the Distribution.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Other than those noted above, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on our financial condition, although the outcome of such matters could be material to our operating results and cash flows for a particular future period, depending on, among other things, our level of income for such period.

Item 1A. Risk Factors

There have been no material changes to the risk factors, described in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission on June 1, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

On June 30, 2007, Morgan Stanley distributed to its stockholders all of its shares of Discover Financial Services, formerly a wholly owned subsidiary. Prior to the Distribution, Morgan Stanley, directly and indirectly, was the sole stockholder of the Company and in such capacity approved a number of matters related to the Distribution, including the Company’s Amended and Restated Certificate of Incorporation and other spin-off related documents. See the Company’s Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on June 1, 2007, and the Company’s Current Report on Form 8-K, filed on July 5, 2007, for more information on the approvals by Morgan Stanley and on the arrangements between Morgan Stanley and the Company.

Item 6. Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/S/ ROY GUTHRIE
Roy Guthrie Principal Financial Officer

Date: October 12, 2007

Exhibit Index

Exhibit Number	Description

10.1	Third Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of July 26, 2007, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.2	Series Supplement for Series 2007-CC, dated as of July 26, 2007, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.3	Collateral Certificate Transfer Agreement, dated as of July 26, 2007 between Discover Bank, as Depositor and Discover Card Execution Note Trust (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.4	Indenture, dated as of July 26, 2007, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.5 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.5	Indenture Supplement for the DiscoverSeries Notes, dated as of July 26, 2007, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 1, 2007 and incorporated herein by reference thereto).

10.6	Discover Financial Services Change-in-Control Severance Policy.

18	Letter regarding change in accounting principles.

31.1	Certification of Chief Executive Officer of Discover Financial Services Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Discover Financial Services Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.