Form 10-K
period 2007-11-30
Discover Financial Services
filed 2008-02-27
CIK 1393612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33378

DISCOVER FINANCIAL SERVICES

(Exact name of registrant as specified in its charter)

Delaware	36-2517428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Lake Cook Road Riverwoods, Illinois 60015	(224) 405-0900
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: N/A (the registrant was not yet a public company).

As of January 31, 2008 there were 479,098,177 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on April 10, 2008 are incorporated by reference in Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES

Annual Report on Form 10-K

for the year ended November 30, 2007

We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover, PULSE, Cashback Bonus, ShopDiscover, Discover Motiva Card, Miles by Discover Card, Discover Open Road Card, Discover Network and Goldfish. All other trademarks, trade names and service marks included in this annual report on Form 10-K are the property of their respective owners.

Part I.

Item 1.	Business

Introduction

We are a leading credit card issuer and electronic payment services company with one of the most recognized brands in U.S. financial services. Since our inception in 1986, we have grown to become one of the largest card issuers in the United States with $48.2 billion in managed receivables as of November 30, 2007. We are also a leader in payments processing, as we are one of only two credit card issuers with its own U.S. payments network and the only issuer whose wholly-owned network operations include both credit and debit functionality. In 2007, we processed 3.8 billion transactions through our signature card network (the “Discover Network”) and PULSE EFT Association (the “PULSE Network” or “PULSE”), one of the nation’s leading ATM/debit networks.

We issue credit cards in the United States under the Discover Card brand to various segments within the consumer and small business sectors. Most of our cards offer a Cashback Bonus rewards program. In addition, we offer a range of banking products to our customers, including personal loans, student loans, certificates of deposit and money market accounts.

Discover Network cards currently are accepted at millions of merchant and cash access locations primarily in the United States, Mexico, Canada and the Caribbean. In October 2004, the U.S. Department of Justice (“DOJ”) prevailed in its antitrust lawsuit (the “DOJ litigation”) against Visa U.S.A., Inc. (together with its predecessors, “Visa”) and MasterCard Worldwide (together with its predecessors, “MasterCard”) which challenged their exclusionary rules—rules that effectively precluded us from offering network services to financial institutions. Since then, we have accelerated our network growth by entering the debit market with the acquisition of the PULSE Network, and by signing card issuing agreements with a number of financial institutions. We also have significantly expanded our relationships with companies that provide merchants with credit card processing services, which we believe will further increase the number of merchants accepting Discover Network cards.

In addition, we issue credit cards on the MasterCard and Visa networks in the United Kingdom, the world’s second-largest credit card market. Our portfolio includes Goldfish, one of the United Kingdom’s leading rewards credit cards, as well as several Morgan Stanley-branded credit cards and a number of affinity credit cards. As of November 30, 2007, we had $4.4 billion of managed receivables in the United Kingdom. On February 7, 2008, we entered into an agreement to sell our credit card business in the United Kingdom to Barclay’s Bank Plc. The closing is expected to occur by the end of our second quarter of 2008 and is subject to the satisfaction of a number of conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of International Card Segment; First Quarter 2008 Charge” for more information relating to the sale of our Goldfish business.

Our revenues (net interest income plus other income) have increased over the last three years, from $4.3 billion in 2005 to $5.1 billion in 2007, and net income was $589 million (which included a non-cash impairment charge of $279 million after tax related to our credit card business in the United Kingdom, also referred to as the Goldfish business), $1.1 billion, and $578 million for the years ended November 30, 2007, 2006 and 2005, respectively. For additional financial information relating to our business and our operating segments, see Note 23: Segment Disclosures to the consolidated and combined financial statements and for additional financial information concerning our geographic regions, see Note 25: Geographical Distribution of Loans to the consolidated and combined financial statements.

On June 30, 2007, we were spun-off from our former parent company, Morgan Stanley, through the distribution of our shares to its shareholders (the “Distribution”). We became a subsidiary of Morgan Stanley in May 1997 as a result of the combination of Dean Witter, Discover & Co. and Morgan Stanley Group, Inc. The entity currently named Discover Financial Services was a subsidiary of Sears, Roebuck and Co. (“Sears”) from 1960 until 1993, when it was part of the spin-off of Dean Witter Financial Services Group Inc. from Sears. The Discover Card business was launched in 1986.

We were incorporated in Delaware in 1960. Our principal executive offices are located at 2500 Lake Cook Road, Riverwoods, Illinois 60015. Our main telephone number is (224) 405-0900.

Available Information

We are required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access our SEC filings.

We will make available free of charge through our internet site http://www.discover.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

We also make available, on the Investor Relations page of our website, our (i) Corporate Governance Policies, (ii) Code of Ethics and Business Conduct and (iii) the charter of the Audit, Compensation, and Nominating and Governance Committees of our Board of Directors. These documents will also be available in print without charge to any person who requests them by writing or telephoning: Discover Financial Services, Office of the Corporate Secretary, 2500 Lake Cook Road, Riverwoods, Illinois 60015, U.S.A., telephone number (224) 405-0900.

Operating Model

We operate in three reportable segments: U.S. Card, Third-Party Payments and International Card. On February 7, 2008, we announced that we had entered into a definitive sale and purchase agreement to sell our U.K. credit card business, which represents substantially all of the International Card segment, to Barclay’s Bank Plc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of International Card Segment; First Quarter 2008 Charge” for more information relating to the sale of our Goldfish business.

U.S. Card

From our inception in 1986 until October 2004, we operated as a “closed loop” credit card business in which we performed all functions related to our credit card business by acting as the card issuer, network and merchant acquirer. As a result of the resolution of the DOJ litigation, we recently began entering into agreements with a number of third-party merchant acquirers.

We issue Discover Cards through our wholly-owned subsidiary Discover Bank. Cardmembers are permitted to “revolve” their balances and repay their obligations over a period of time and at an interest rate set forth in their cardmember agreements, which may be either fixed or variable. The interest that we earn on revolving balances is our primary source of revenue from cardmembers. We finance these balances using a variety of debt instruments, including securitizations, from which we derive a significant portion of our income. We also charge cardmembers other fees, including fees for late payment and for exceeding credit limits. In addition, we receive fees from merchants or merchant acquirers based on sales volume charged to Discover Network cards. We recognize rewards cost as a reduction of discount and interchange revenue.

Where we have a direct relationship with the merchant, which is the case with respect to our large merchants that represent a majority of Discover Card sales volume, we receive discount and fee revenue from merchants. Discount and fee revenue is based on pricing that varies due to a number of factors including industry, special marketing arrangements, competitive pricing levels and size of merchant.

Where we do not have a direct relationship with the merchant, we receive interchange and assessment fees from the merchant acquirer that settles transactions with the merchant. The amount of this fee is based on a standardized schedule and can vary based on the type of merchant or type of card (e.g., consumer vs. business).

The following chart shows the U.S. Card transaction cycle:

We also offer various products and services, such as Payment Protection, Identity Theft Protection, Wallet Protection, Credit ScoreTracker and other cross-sell and fee-based products to our existing customer base.

Third-Party Payments

Our payments business includes the PULSE Network, as well as financial institutions that issue credit, debit and prepaid cards on the Discover Network. When a financial institution joins the PULSE Network, debit cards issued by that institution can be used at all of the ATMs and PIN point-of-sale debit terminals that participate in the network, and the PULSE mark can be used on that institution’s debit cards and ATMs. In addition, financial institution participants may sponsor merchants and independent sales organizations to participate in the network’s PIN POS and ATM debit service. A participating financial institution assumes liability for transactions initiated through the use of debit cards issued by that institution, as well as for ensuring compliance with PULSE’s operating rules and policies applicable to that institution’s debit cards, ATMs and, if applicable, sponsored merchants and independent sales organizations. PULSE derives its revenue from switch fees paid for PIN POS and ATM transactions routed to the PULSE Network for authorization, as well as membership and other fees paid by participants in the network. We earn merchant discount and acquirer interchange revenue, net of issuer interchange paid, plus assessments and fees for processing transactions for third-party issuers of credit cards on the Discover Network.

The following chart shows the third-party payments transaction cycle:

International Card

Our international card issuing business differs from our U.S. card business in that we rely on third-party networks, historically the MasterCard Network, and more recently, as a member of Visa Europe, the Visa Network. As a result, third parties maintain the relationships with merchants and pass customer charges on to our U.K. card issuing bank, Goldfish Bank Limited. As in the U.S. card business, we charge interest fees, late payment and overlimit fees and fees for various other products and services.

The following table shows our International Card transaction cycle:

Marketing

The key functions performed in marketing include customer acquisition, product development, pricing and analytics, customer management, advertising and brand management, rewards/Cashback Bonus, fee products and website management.

Customer Acquisition

We seek creditworthy individuals by leveraging an integrated acquisition and risk management process. To acquire new customers, we use proprietary targeting and analytical models to identify attractive prospects and match them with our product offerings. We employ multiple acquisition channels, including direct mail, internet, print advertising, direct response television and telemarketing.

Direct mail has historically accounted for the greatest proportion of new accounts, representing approximately 50% of new accounts acquired in 2007. We focus on our account acquisition costs through product innovation, expanded creative testing, enhanced targeting/modeling and production efficiencies. Historically, telemarketing was also a significant channel but we have largely shifted to other channels such as internet-acquired accounts.

Product Development

We continue to develop card features and benefits to attract and retain cardmembers and merchants, such as our popular 5% Cashback Bonus program where cardmembers who sign up for this program earn 5% cash rewards in select retail categories. The category mix changes each quarter, allowing us to target different areas of cardmember spending each season, alert cardmembers to new places they can use their cards and manage our rewards costs.

We have also relaunched several card products, including our 5% Gas Card (now known as the Discover Open Road Card) and a redesigned Miles by Discover Card. In June 2006, we announced the launch of a small business credit card that offers cash rewards, distinctive control features and dedicated service. The Discover Motiva Card, launched in March 2007, provides cardmembers with a full month’s interest as a reward each time they make six consecutive on-time payments. In 2007, we launched personal loan and student loan products, as well as the Discover Insurance Center.

Pricing and Analytics

We use an analytical pricing strategy that provides competitive pricing for cardmembers and seeks to maximize revenue on a risk-adjusted basis. We assign specific annual percentage rates (APRs), fees and terms for different products and cardmembers, including purchases, balance transfers and cash advances. We periodically assess individual-level behavior practices and use risk models to determine appropriate pricing terms for our cardmembers, providing lower promotional rates for some customers while assessing higher rates for others who have demonstrated high-risk behaviors such as defaulting on their payments.

Customer Management

We actively work to increase sales and build loan balances of new and existing cardmembers by marketing to them through a variety of channels, including mail, phone and online. Targeted offers may include balance transfers, fee products and reinforcement of our Cashback Bonus rewards program.

We also continue to improve our modeling and customer engagement capabilities, which we believe will help us offer the right products and pricing at the right time and through the right channels. Recent enhancements include the development of a large prospect database, trade-line level data and a customer contact strategy and management system.

Advertising and Brand Management

We maintain a full-service, in-house marketing and communications department charged with delivering communications to foster customer engagement with our products and services. This helps us promote our brands, launch new products, supervise external agencies and provide integrated marketing communications.

Rewards /Cashback Bonus

Under our Cashback Bonus rewards program, we provide cardmembers with up to 1% Cashback Bonus, based upon their level and type of purchases. The amount of the Cashback Bonus generally increases as the cardmember’s purchases increase during the year. Cardmembers earn a full 1.0% once their total annual purchases exceed $3,000. Annual purchases up to $1,500 earn a 0.25% Cashback Bonus and purchases between $1,500 and $3,000 earn 0.50%. Purchases made at certain warehouse clubs or discount stores earn a fixed Cashback Bonus reward of 0.25%. Cardmembers can earn additional rewards by participating in periodic “5% Get More” promotions for select categories of merchants.

Cardmembers can choose from several card products that allow them to accelerate their cash rewards earnings based on how they want to use credit. For example, the Discover Open Road Card provides 5% Cashback Bonus on the first $100 in gas and auto maintenance purchases each billing period.

Cardmembers who are not delinquent or otherwise disqualified may redeem Cashback Bonus rewards at any time in increments of $20, and cardmembers have the option to choose a statement credit, direct deposit, partner gift card or charitable donation. When cardmembers choose to redeem their Cashback Bonus with one of our more than 100 merchant partners, they have the opportunity to increase their reward, up to double the reward amount.

Fee Products

We market several fee-based products to our cardmembers, including the following:

•

Identity Theft Protection. The most comprehensive identity theft monitoring service we offer includes an initial credit report, credit bureau file monitoring, prompt alerts that help cardmembers spot possible identity theft quickly, and access to knowledgeable professionals who can provide information about identity theft issues or credit reports.

•

Payment Protection. This service allows cardmembers to suspend their payments in the event of unemployment, disability or other life events for up to two years. In most states, any outstanding balance up to $25,000 is cancelled in the event of death.

•

Wallet Protection. This service offers one-call convenience if the cardmember’s wallet is lost or stolen, including requesting cancellation and replacement of the cardmember’s credit and debit cards, monitoring the cardmember’s credit files for 90 days, providing up to $100 to replace the cardmember’s wallet, and if needed, lending the cardmember up to $1,000 in emergency cash.

•

Credit ScoreTracker. A comprehensive credit score tracking product offering Discover cardmembers resources that help them understand and monitor their credit score. Credit ScoreTracker is specifically designed for score monitoring, alerting cardmembers when their score changes, allowing cardmembers to set a target score and providing resources to help them understand the factors that may be influencing their score.

Cardmember Website

Cardmembers can register their accounts online at Discover.com, which offers a range of benefits and control features that allow cardmembers to customize their accounts to meet their own preferences and needs. Key offerings include:

•	Online account services that allow cardmembers to customize their accounts, choose how and when they pay their bills, and create annual account summaries that assist with budgeting and taxes;

•	Email reminders to help cardmembers avoid fees and track big purchases or returns;

•	Secure online account numbers that let cardmembers shop online without ever revealing their actual account numbers; and

•	ShopDiscover, an online portal where cardmembers automatically earn 5–20% Cashback Bonus when they shop at well-known online merchants.

Credit Risk

Risk management is a critical and fully integrated component of our management and growth strategy. We have developed a risk management structure to manage credit and other risks facing our business.

Credit risk refers to the risk of loss arising from borrower default when a borrower is unable or unwilling to meet their financial obligations to Discover. Our credit risk is generally highly diversified across millions of accounts without significant individual exposures; accordingly, we manage risk on a portfolio basis. We have a risk committee that is composed of our senior management and is responsible for the establishment of criteria relating to risk management.

New Cardmembers

We subject all credit applications to an underwriting process that assesses the creditworthiness of each applicant. In terms of identifying potential cardmembers, we give consideration to the prospective cardmember’s financial stability, as well as ability and willingness to pay.

Prospective cardmembers’ applications are evaluated using credit information provided by the credit bureaus and other sources. Credit scoring systems, both externally developed and proprietary, are used to evaluate cardmember and credit bureau data. We assign credit lines to our cardmembers on the basis of risk level, income and expected card usage.

We use experienced credit underwriters to supplement our automated decision-making processes. Approximately 25% of all applications are subject to manual review that covers the areas of key cardmember data verification, fraud prevention and approval of higher credit lines. We periodically review policies, procedures and processes to ensure accurate implementation.

Portfolio Management

Proactive management of a cardmember’s account is a critical part of credit management, and all accounts are subject to ongoing credit assessment. This assessment reflects information relating to the performance of the individual’s Discover account as well as information from a credit bureau relating to the cardmember’s broader credit performance. This information is used as an integral part of credit decision-making as well as for management reporting purposes.

The measurement and management of credit risk is supported by scoring models (statistical evaluation models). At the individual cardmember level, we use custom risk models together with generic industry models as an integral part of the credit decision-making process.

Depending on the duration of the cardmember’s account, risk profile and other performance metrics, the account may be subject to a range of account management treatments, for example, eligibility for marketing initiatives, authorization, increases or decreases in retail and cash credit limits, pricing adjustments and delinquency strategies.

Cardmember Assistance

Authorizations. Each transaction is subject to screening and approval through a proprietary point-of-sale decision system. This system utilizes rules-based decision-making logic, statistical models and data integrity checks to manage fraud and credit risks. Strategies are subject to regular review and enhancement to enable us to respond quickly to changing credit conditions as well as to protect our cardmembers and the business from emerging fraud activity.

Proactive Account Management. We use a variety of collection and recovery strategies, with overdue delinquent accounts scored and segmented to tailor the collection approach. We employ predictive call campaigns, as well as offering payment programs for certain cardmembers to find customized solutions that fit their financial situation. We offer tools such as payment email reminders, flexible payment plans and a collections website designed to educate and assist cardmembers with their payment needs. Our payment plans are designed to help bring accounts out of delinquency or overlimit exposure.

Collections. All monthly billing statements of accounts with past due amounts include a request for payment of such amounts. These accounts also receive a written notice of late fee charges, as well as an additional request for payment, after the first monthly statement that reflects a past due amount. Collection personnel generally initiate contact with cardmembers within 30 days after any portion of their balance becomes past due. The nature and the timing of the initial contact, typically a personal call or letter, are determined by a review of the cardmember’s prior account activity and payment habits. For higher risk accounts, as determined by statistically derived predictive models, telephone contacts may begin as soon as the account becomes past due. Lower risk cardmembers are typically contacted by letter and further collection efforts are determined by behavioral scoring, financial exposure and the lateness of the payment.

We reevaluate our collection efforts and consider the implementation of other techniques as a cardmember becomes more days delinquent. We limit our exposure to delinquencies through controls within the authorizations system and criteria based account suspension and revocation. In situations involving a cardmember with financial difficulties, we may enter into arrangements to extend or otherwise change payment schedules.

Recovery. Credit card loans are charged-off at the end of the month during which an account becomes 180 days contractually past due. The only exceptions are bankrupt accounts, deceased customers, accounts on payment hardship or settlement programs and fraudulent transactions, which are charged off earlier.

We use various recovery techniques and channels that include internal collection activities, use of collections agencies, legal action and sales of charged-off accounts and the related receivables. The timing and choice of channel utilized are subject to a recovery optimization strategy that encompasses factors such as cost and duration against expected recovery effectiveness.

Fraud Prevention

We actively monitor cardmember accounts to prevent, detect, investigate and resolve fraud. Our fraud prevention processes are designed to protect the security of cards, applications and accounts in a manner consistent with our cardmembers’ needs to easily acquire and use our products. Prevention systems handle the authorization of application information, verification of cardmember identity, sales, processing of convenience and balance transfer checks and electronic transactions.

Our fraud detection program utilizes a variety of proven systems techniques to identify and halt fraudulent transactions, including neural and pattern recognition technology, rules-based decision-making logic, report analysis and manual account reviews. Accounts identified by the fraud detection system are managed by proprietary software that integrates effective fraud prevention with customer centric service.

Customer Service and Processing Services

Customer Service

We currently manage over 70 million annual inbound service calls placed to 1-800-Discover. We are committed to answering calls within 60 seconds or less and to providing “one-call resolution.”

We perform the functions required to service and operate cardmember credit accounts, including new account solicitation, application processing, new account fulfillment, transaction authorization and processing, cardmember billing, payment processing, cardmember service and collection of delinquent accounts. We believe that direct management of these functions reduces our customer attrition and is cost-effective.

Designed around customer and account manager needs, our technology and systems enable our account managers to quickly access information in a manner that supports accurate and timely resolution of inquiries. We develop and maintain our infrastructure solutions with the flexibility to change and adapt quickly to meet customer expectations and needs. In addition to our systems, we invest in our people, providing them with the training and work environment that facilitates their ability to build strong customer relationships.

Processing Services

Processing Services is composed of four functional areas: card personalization/embossing, print/mail, remittance processing and check/document processing. Card personalization/embossing is responsible for the embossing and mailing of plastic credit cards for new accounts, replacements and reissues, as well as gift cards. Print/mail specializes in statement and letter printing and mailing for merchants and cardmembers. Remittance processing handles account payments, check processing and product enrollments.

Technology

We provide technology systems processing through a combination of owned and hosted data centers. These data centers support our Discover and PULSE Networks, provide cardmembers with access to their accounts at all times and manage transaction authorizations, among other functions.

Our approach to technology development and management involves both third-party and in-house resources. We use third-party vendors for basic technology services (e.g., telecommunications, hardware and operating systems). Each vendor participates in a formal selection process to ensure that we have partners who can provide us with a cost-effective and reliable technology platform. This approach enables us to focus our in-house resources on building proprietary systems (e.g., for cardmember and merchant settlement, authorizations and customer relationship management) that we believe enhance our operations, improve cost efficiencies and help distinguish us in the marketplace.

Discover Card Terms and Conditions

The terms and conditions governing our products vary by product and change over time. Each cardmember enters into an agreement governing the terms and conditions of the cardmember’s account. Discover Card’s terms and conditions are generally uniform from state to state. The cardmember agreement permits us to change the credit terms, including the annual percentage rates and the fees imposed on accounts, with notice to the cardmember. The cardmember has the right to opt out of the change of terms and pay their balance off under the old terms. Each cardmember agreement provides that the account can be used for purchases, cash advances and balance transfers. Each Discover Card account is assigned a credit limit when the account is initially opened. Thereafter, individual credit limits may be increased or decreased from time to time, at our discretion, based primarily on our evaluation of the cardmember’s creditworthiness.

Discover Bank offers various features and services with the Discover Card accounts, including the Cashback Bonus reward described under “—Marketing—Rewards/Cashback Bonus.” A cardmember’s earned Cashback

Bonus rewards are recorded in a “Cashback Bonus Account”; eligible cardmembers may redeem their rewards in increments of $20.

Discover Card accounts generally have the same billing and payment structure, though there are some differences between the consumer and business credit cards, as described below. Unless we waive the right to do so, we send a monthly billing statement to each cardmember who has an outstanding debit or credit balance. Cardmembers also can waive their right to receive a physical copy of their bill, in which case they will receive email notifications of the availability of their billing statement online at the Discover Card Account Center. Discover Card accounts are grouped into multiple billing cycles for operational purposes. Each billing cycle has a separate billing date, on which we process and bill to cardmembers all activity that occurred in the related accounts during the period of approximately 28 to 34 days that ends on that date.

We offer fixed and variable rates of periodic finance charges on accounts. Neither cash advances nor balance transfers are subject to a grace period. Periodic finance charges on purchases are calculated on a daily basis, subject to a grace period that essentially provides that periodic finance changes are not imposed if the cardmember pays his or her entire balance each month. Certain account balances, such as balance transfers, may accrue periodic finance charges at lower fixed rates for a specified period of time. Variable rates are indexed to the highest prime rate published in The Wall Street Journal on the last business day of the month.

Additional Consumer Card Terms. Each cardmember with an outstanding debit balance in his or her consumer Discover Card account must generally make a minimum payment each month. If a cardmember exceeds his or her credit limit as of the last day of the billing period, we may include all or a portion of this excess amount in the cardmember’s minimum monthly payment. From time to time, we have offered and may continue to offer eligible cardmembers the opportunity to not make the minimum monthly payment, while continuing to accrue periodic finance charges, without being considered past due. A cardmember may pay the total amount due at any time. We also may enter into arrangements with delinquent cardmembers to extend or otherwise change payment schedules, and to waive finance charges, fees and/or principal due, including re-aging accounts in accordance with regulatory guidance. Income may be reduced during any period in which we offer cardmembers the opportunity to not make the minimum monthly payment or to extend or change payment schedules.

In addition to periodic finance charges, we may impose other charges and fees on Discover Card accounts, including cash advance transaction fees, late fees where a cardmember has not made a minimum payment by the required due date, overlimit fees for balances that exceed a cardmember’s credit limit as of the close of the cardmember’s monthly billing cycle, balance transfer fees, returned check fees, pay-by-phone fees and fees for balance transfers or other promotional checks that are returned by us due to insufficient credit availability.

For most consumer cards we use the two-cycle billing method for determining periodic finance charges. This means if a cardmember begins a billing cycle with no outstanding balance, makes purchases or other transactions and then does not pay the outstanding balance in full by the payment due date, we impose finance charges beginning on the date transactions were posted to the account.

Terms and conditions may vary for other products, such as the Discover Business Card, Discover Motiva Card and our U.K. cards.

Payments and Merchant Relationships

Merchant Relationships

We support our growing base of merchants through a merchant acquiring model that includes direct relationships with the largest merchants in the United States and outsourced arrangements with our merchant acquiring partners for small and mid-size merchants.

We have chosen to retain direct relationships with most of our largest merchant accounts because many prefer dealing with us directly, we are able to retain the entire discount revenue from the merchant and we are able to capitalize on joint marketing programs and opportunities. Competitor networks and credit card companies typically do not enjoy direct relationships with merchants.

Since mid-2006, Discover Network has worked with merchant acquirers to allow them to begin offering a comprehensive payments processing package for small and mid-size merchants that includes consolidated servicing for Discover, Visa and MasterCard transactions. Integrated payments solutions provide these merchants with streamlined statementing and customer service. In some cases, Discover has sold and will continue to sell small and mid-size merchant acquiring portfolios to third-party acquirers to facilitate integrated servicing and reduced costs. As we outsource merchant acquiring, we expect to reduce our fee income and expenses.

In addition to our U.S.-based merchant acceptance locations, Discover Network cards also are accepted (through relationships with in-country banks and processors) at many locations in Canada, Mexico and the Caribbean. Also, over the past two years we have signed reciprocal network agreements with China UnionPay and JCB that enable our cardmembers to use their Discover Network cards in China and, eventually, in Japan.

Networks and Merchant Operations

Account Governance, Regulations and Specifications. The terms of our direct merchant relationships are governed by a Merchant Services Agreement (“MSA”). These MSAs also are accompanied by additional program documents that further define our network functionality and requirements, including operating regulations, technical specifications and dispute rules. To enable ongoing improvements in our network’s functionality and in accordance with industry convention, we publish updates to our program documents on a semi-annual basis. In a growing number of cases, particularly with small and mid-size merchants, the merchants enter into agreements directly with a merchant acquirer, and not with Discover.

New Accounts. Merchants can now apply to accept all Discover Network Cards utilizing the same process used to accept all other card brands. To facilitate this process, Discover Network has partnered with all of the top acquirers in the industry. These acquirer partners perform credit evaluations and screen applications against unacceptable business types and the Office of Foreign Asset Control Specifically Designated Nationals list. Once approved, the acquirer transmits an electronic file to Discover Network registering the new merchants enabling transaction acceptance.

Transaction Processing. Discover Network partners with a number of vendors to maintain our secure and highly redundant connectivity that enables continuous support of POS authorizations. This connectivity also enables merchants to receive timely payment for their Discover Network card transactions.

Risk Management, Fraud Prevention and Compliance. Discover Network operates systems and processes that seek to prevent fraud and ensure compliance with our operating regulations. Our systems evaluate incoming merchant sales activity to identify abnormalities that require investigation prior to the initiation of settlement. Risk Management personnel are responsible for validating compliance with our operating regulations and law, including enforcing our data security standards and our prohibitions against internet gambling and other illegal or otherwise unacceptable activities. Discover Network is a founding and current member of the PCI Security Standards Council, LLC, and requires merchants and service providers to comply with the Payment Card Industry Data Security Standard.

Third-Party Payments and PULSE Network

Third-Party Payments Business

In October 2004, the U.S. Supreme Court declined to consider the appeal by Visa and MasterCard of a court ruling that would end years of anticompetitive practices that had effectively prevented us from offering our electronic payment products and services to other financial institutions. As a result of this ruling, third-party financial institutions are now able to issue debit and credit cards and other card products on the Discover or PULSE Networks.

Following this ruling, we have signed third-party issuing/distribution agreements for credit, debit and prepaid cards, including agreements with GE Money (to issue Wal-Mart and SAM’S CLUB Discover Network cards), HSBC and a number of other financial institutions for issuance of card products on the Discover Network.

PULSE Network

In January 2005, we strengthened our payment processing capabilities through the acquisition of the PULSE Network, one of the nation’s leading ATM/debit networks. PULSE links cardholders of more than 4,500 financial institutions with over 265,000 ATMs as well as POS terminals located throughout the United States.

PULSE’s primary source of revenue is transaction fees charged for switching and settling ATM, PIN POS and signature debit transactions initiated through the use of debit cards issued by participating financial institutions. In addition, PULSE offers a variety of optional products and services that produce income for the network, including signature debit processing, prepaid card processing and connections to other regional and national electronic funds transfer networks.

International Card Business

In 1999, we launched our international card issuing business in the United Kingdom, the world’s second largest credit card market. Our U.K. business is focused primarily on rewards-based offerings. Our model has been to establish local resources and capabilities in all functions, but leverage our capabilities and scale in the United States by actively transferring skills, applications and best practices to the U.K. market. For example, our business has an operations center in Scotland that performs all key customer service and collections functions with its own technology platform tailored for international markets, but processing is conducted in the United States. The recent migration of technology and risk systems in-house to the United States and away from an outsourced local provider has substantially reduced the cost per account. We expect to continue to have a higher cost structure than some of our competitors due to their larger scale. Given the widespread acceptance of MasterCard and Visa in Europe, we currently issue our U.K. cards on the MasterCard and Visa networks.

In 2006, Discover made two acquisitions: the Goldfish credit card business from Lloyds TSB Bank Plc and several card portfolios from Liverpool Victoria. The Goldfish business now forms part of our international business, providing us with a strong brand, and the Liverpool Victoria portfolios supplement our existing affinity programs. Goldfish customers earn points based on spend that can be redeemed for vouchers at many of the leading retailers in the United Kingdom.

Our Morgan Stanley Platinum Card has a Cashback Bonus program similar to the program offered in the United States. We also offer the buy and fly! MasterCard that has a travel rewards program. A newer product is i24, our fee-based card targeted to a more affluent customer base and providing services such as concierge and travel insurance in addition to cash rewards.

Our financial performance in the United Kingdom has been adversely affected by market conditions such as high delinquencies and rising bankruptcy levels, compounded by changing regulations. In order to improve profitability, we have taken steps to change our credit and collections strategies and pricing, operations, and rewards optimization. On February 7, 2008, we entered into an agreement to sell our credit card business in the United Kingdom to Barclays Bank Plc. The closing is expected to occur by the end of our second quarter of 2008 and is subject to the satisfaction of a number of conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of International Card Segment; First Quarter 2008 Charge” for more information relating to the sale of our Goldfish business.

Competition

We compete with other card issuers and networks on the basis of a number of factors, including: merchant acceptance, products and services, incentives and reward programs, brand, network, reputation and pricing. Many of our competitors are well established and financially strong, have greater financial resources than we do, are larger than us and/or have lower capital costs and operating costs than we have and expect to have.

As a credit card issuer, we compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, Chase and Citigroup, as well as third-party issuers on the Discover Network) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. There has been a trend toward consolidation among credit card issuers, leading to greater concentration of resources. Credit card industry participants have increasingly used advertising, targeted marketing, account acquisitions and pricing competition in interest rates, annual fees, reward programs and low-priced balance transfer programs to attract and retain cardholders and increase card usage. In addition, because most domestically issued credit cards, other than those issued on the American Express network, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant position and marketing and pricing power of Visa and MasterCard. See “Risk Factors—We face competition from other credit card issuers, and we may not be able to compete effectively, which could result in fewer customers and lower account balances and could materially adversely affect our financial condition, cash flows and results of operations” and “Risk Factors—We incur considerable expenses in competing with other credit card issuers, and many of our competitors have greater scale, which may place us at a competitive disadvantage.”

In the United Kingdom, we issue credit cards on the MasterCard and Visa networks. We compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, Barclays, Capital One, Halifax Bank of Scotland and Royal Bank of Scotland). As in the United States, credit card issuers in the United Kingdom have used advertising, targeted marketing, pricing competition in interest rates, reward programs and low-priced balance transfer programs to attract and retain cardholders and increase card usage.

In our third-party payments business, we compete with other networks to attract third-party issuers to issue credit, debit and prepaid cards on the Discover and PULSE Networks. Discover Network’s primary competitors are Visa, MasterCard and American Express, and PULSE Network’s competitors include Visa’s Interlink, STAR, NYCE and Maestro. The former exclusionary rules of Visa and MasterCard limited our ability to attract merchants and credit and debit card issuers, and the impact of those rules continues to harm us. In addition, Visa and MasterCard have entered into long-term arrangements with many financial institutions that may have the effect of preventing them from issuing credit or debit cards on the Discover or PULSE Networks. See “Risk Factors—We face competition from other operators of payment networks, and we may not be able to compete effectively, which could result in reduced transaction volume, limited merchant acceptance of our cards, limited issuance of cards on our network by third parties and materially reduced earnings.”

Intellectual Property

We use a variety of methods, such as trademarks, patents, copyrights and trade secrets, to protect our intellectual property. We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures. Our Discover, PULSE and Goldfish brands are important assets, and we take steps to protect the value of these assets. However, we may not be able to always successfully protect our intellectual property or proprietary information from misappropriation, infringement or unauthorized disclosure. In addition, our competitors may obtain intellectual property rights on innovations in our industry. As a result of these actions, our business could be adversely affected.

Employees

As of November 30, 2007, we employed approximately 12,800 individuals. We believe our employee relations are good.

Regulatory Matters

Discover’s operations are subject to regulation by U.S. federal, state and foreign laws and regulations.

Bank Regulation

Banking Subsidiaries. Discover operates two banking subsidiaries in the United States and a banking subsidiary in the United Kingdom. In the United States, Discover Bank offers a wide variety of products, but does not offer commercial loans other than business credit cards. Discover Bank offers credit card loans, home loans, student loans and personal loans, as well as checking accounts, certificates of deposit and money market accounts. Discover Bank is chartered and regulated by the Office of the Delaware State Bank Commissioner (the “Delaware Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits and serves as the bank’s federal banking regulator. Discover Bank is considered to be a “bank” for purposes of the Bank Holding Company Act of 1956, as amended (“BHCA”), a federal statute that requires companies controlling banks to register with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). However, Discover is not regulated by the Federal Reserve as a bank holding company pursuant to a grandfather provision that limits Federal Reserve oversight of certain companies that meet specific statutory criteria. Discover’s grandfathered status would be forfeited and Discover would be required to register as a bank holding company if, among other things, Discover Bank engages in commercial lending at the same time that it accepts demand deposits, or is subject to a change in control under federal banking law or if Discover acquires more than five percent of the shares or assets of another bank or savings association, other than in certain limited circumstances. We have no current intention of engaging in activities that would require us to register as a bank holding company.

Bank of New Castle is a limited purpose credit card bank, chartered and regulated by the Delaware Commissioner and the FDIC, which also insures its deposits. Ownership of Bank of New Castle does not subject Discover to ongoing holding company regulation by the Delaware Commissioner or the FDIC, and Discover is not regulated by the Federal Reserve as a bank holding company, as long as the activities of Bank of New Castle are limited to credit card operations.

After our recent spin-off, we believe that we will continue to be able to rely upon this exemption. However, business initiatives or strategic decisions we take could result in our becoming a bank holding company subject to regulation by the Federal Reserve. Additionally, risk of Congressional activity to regulate holding companies such as Discover that own depository institutions but are not regulated at the holding company level could have a negative impact on our business, resulting in additional complexity and expense.

Acquisition of Control. Because Discover Bank and Bank of New Castle are each insured depository institutions, certain acquisitions of the voting stock of Discover may be subject to regulatory approval or notice under U.S. federal or Delaware law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of stock of Discover in excess of the amount which can be acquired without regulatory approval under the Change in Bank Control Act, the BHCA and the Delaware Change in Bank Control provisions, which prohibit any person or company from acquiring control of Discover without, in most cases, the prior written approval of each of the FDIC, the Federal Reserve and the Delaware Commissioner.

FDIC Requirements Applicable to Discover’s U.S. Banking Subsidiaries. The Federal Deposit Insurance Act (the “FDIA”) imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At November 30, 2007, Discover Bank and Bank of New Castle met all applicable requirements to be deemed “well-capitalized.”

Recent regulations proposed by the U.S. bank regulators referred to as the Basel II proposal could alter the capital adequacy framework for participating banking organizations. Discover will continue to closely monitor developments on these matters and assess their impact on Discover and its banking subsidiaries.

The FDIA also prohibits any depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. For a capital restoration plan to be acceptable, among other things, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan.

If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

Each of Discover’s U.S. banking subsidiaries may also be held liable by the FDIC for any loss incurred, or reasonably expected to be incurred, due to the default of the other U.S. banking subsidiary and for any assistance provided by the FDIC to the other U.S. banking subsidiary that is in danger of default.

The FDIA prohibits a bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well-capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is well-capitalized. As of November 30, 2007, Discover Bank and Bank of New Castle each met the FDIC’s definition of a well-capitalized institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact funding costs and liquidity. Under the regulatory definition of brokered deposits, as of November 30, 2007, Discover Bank had brokered deposits of $18.7 billion and Bank of New Castle had no brokered deposits.

The FDIA also affords FDIC-insured depository institutions, such as Discover Bank and Bank of New Castle, the ability to “export” favorable interest rates permitted under the laws of the state where the bank is located. Discover Bank and Bank of New Castle are both located in Delaware and, therefore, charge interest on loans to out of state borrowers at rates permitted under Delaware law, regardless of the usury limitations imposed by the state laws of the borrower’s residence. Delaware law does not limit the amount of interest that may be charged on loans of the type offered by Discover Bank or Bank of New Castle. This flexibility facilitates the current nationwide lending activities of Discover Bank and Bank of New Castle.

U.S. Credit Card Regulation

The relationship between Discover and its U.S. customers is regulated extensively under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act. Moreover, our U.S. banking subsidiaries are subject to the Servicemembers Civil Relief Act, which protects persons called to active military service and their dependents from undue hardship resulting from their military service. The Servicemembers Civil Relief Act applies to all debts incurred prior to the commencement of active duty (including credit card and other open-end debt) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability. These and other federal laws, among other things, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, require safe and sound banking operations and prohibit unfair and deceptive trade practices. State, and in some cases local, laws also may regulate in these areas as well as provide additional consumer protections.

Violations of applicable consumer protection laws can result in significant potential liability in litigation by customers, including civil money penalties, actual damages, restitution and attorneys’ fees. Federal banking regulators, as well as state attorneys general and other state and local consumer protection agencies, also may seek to enforce consumer protection requirements and obtain these and other remedies.

Members of Congress are currently holding hearings on certain practices in the credit card industry, including those relating to grace periods, the two-cycle billing method (which we currently utilize on most of our products), interest rates and fees. It is not clear at this time whether new limitations on credit card practices or new required disclosures will be adopted by Congress or at the state level and, if adopted, what impact any new limitations would have on Discover. The Federal Reserve is also revising disclosure and other rules for credit cards that could impact our business. See “Risk Factors—Changes in regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.”

Anti-Money Laundering

Our Anti-Money Laundering (AML) Program is coordinated and implemented on an enterprise-wide basis. In the United States, for example, the USA PATRIOT Act of 2001 imposes significant obligations to deter money laundering and terrorist financing activity, identify customers, report suspicious activity to appropriate authorities, adopt an AML program that includes policies, procedures and internal controls, provide employees with AML training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of its AML program. Outside the United States, designated types of financial institutions are subject to similar AML requirements. Discover has established appropriate policies, procedures and internal controls that are designed to comply with these AML requirements.

Activities in the United Kingdom

We conduct our U.K. credit card business through Goldfish Bank Limited, which is subject to the Financial Services Authority (“FSA”) in relation to, among other matters, capital adequacy, non-investment insurance mediation activities, anti-money laundering and deposit taking. The bank’s deposit taking and insurance mediation activities are supervised by the FSA and its consumer credit activities are regulated by the Office of Fair Trading.

The relationship between Goldfish Bank Limited and its U.K. customers is regulated extensively under consumer protection laws. These include the Consumer Credit Act, the Data Protection Act and the Unfair Terms in Consumer Contracts Regulations. The bank is also governed by two key self-regulatory codes of practice—the Banking Code and the British Code of Advertising, Sales Promotion and Direct Marketing. These and other laws and regulations, among other things, regulate the content of credit advertisements and credit agreements, provide substantive consumer rights, regulate the use of customer data, and provide enforcement powers to regulatory authorities in relation to unfair and deceptive trade practices.

Violations of applicable consumer protection laws may result in the bank not being able to enforce credit agreements against cardmembers, potential civil liability in litigation by customers, and enforcement action by the regulatory authorities.

During the last three years there have been increasing regulatory initiatives with respect to late and overlimit fees, interchange fees and the sale of retail insurance products, a relaxation of bankruptcy laws and an increase in industry-wide consumer protection measures. For instance, in May 2006, Office of Fair Trading actions resulted in an industry-wide reduction of late, overlimit and insufficient funds fees. As a result, we reduced these fees in our U.K. business from £20 to £12. Future regulatory measures would likely continue to increase our compliance costs and the risk of consumer complaints, litigation and regulatory inquiries, as well as materially impact the economics of our business.

Electronic Funds Networks

Discover operates the Discover and PULSE Networks, which deliver switching and settlement services to financial institutions and other program participants for a variety of ATM, POS and other electronic banking transactions. These operations are regulated by certain state and federal banking, privacy and data security laws. Moreover, the Discover and PULSE Networks are subject to examination under the oversight of the Federal Financial Institutions Examination Council, an interagency body composed of the federal bank and thrift regulators and the National Credit Union Association. Changes in existing federal or state regulation could increase the cost or risk of providing network services, change the competitive environment, or otherwise materially adversely affect our operations. The legal environment regarding privacy and data security is particularly dynamic, and any disclosure of confidential customer information could have a material adverse impact on our business, including loss of consumer confidence.

Executive Officers

Set forth below is information concerning our executive officers, each of whom is a member of our executive committee.

Name	Age	Position
David W. Nelms	47	Chief Executive Officer and Director

Roger C. Hochschild	43	President and Chief Operating Officer

Roy A. Guthrie	54	Executive Vice President, Chief Financial Officer

Kathryn McNamara Corley	48	Executive Vice President, General Counsel and Secretary

Mary Margaret Hastings Georgiadis	44	Executive Vice President, Chief Marketing Officer

Charlotte M. Hogg	37	Senior Vice President, International

Carlos Minetti	45	Executive Vice President, Cardmember Services and Consumer Banking

Diane E. Offereins	50	Executive Vice President, Chief Technology Officer and PULSE Network

James V. Panzarino	55	Senior Vice President, Chief Credit Risk Officer

Harit Talwar	47	Executive Vice President, Discover Network

David W. Nelms has served as our Chief Executive Officer since 2004, and was President and Chief Operating Officer from 1998 to 2004. Mr. Nelms was also our Chairman from 2004 until our spin-off. Prior to joining Discover, Mr. Nelms worked at MBNA America Bank from 1990 to 1998, most recently as a Vice Chairman. Mr. Nelms holds a Bachelor’s of Science degree in Mechanical Engineering from the University of Florida and an M.B.A. from Harvard Business School.

Roger C. Hochschild has served as President and Chief Operating Officer since 2004, and was Executive Vice President, Chief Marketing Officer from 1998 to 2001. From 2001 to 2004, Mr. Hochschild was Executive Vice President, Chief Administrative and Chief Strategic Officer of our former parent Morgan Stanley. Mr. Hochschild holds a Bachelor’s degree in Economics from Georgetown University and an M.B.A. from the Amos Tuck School at Dartmouth College.

Roy A. Guthrie has served as Executive Vice President, Chief Financial Officer since 2005. Prior to joining Discover, Mr. Guthrie was President, Chief Executive Officer of CitiFinancial International, LTD, a Consumer Finance Business of Citigroup, from 2000 to 2004. In addition Mr. Guthrie served on Citigroup’s Management Committee during this period of time. Mr. Guthrie served as Chief Financial Officer of Associates First Capital Corporation from 1996 to 2000, while it was a public company and served as a member of its board from 1998 to 2000. Mr. Guthrie holds a Bachelor’s degree in Economics from Hanover College and an M.B.A. from Drake University.

Kathryn McNamara Corley has served as Executive Vice President, General Counsel and Secretary since February 2008. Prior thereto, she had served as Senior Vice President, General Counsel and Secretary since 1999. Prior to becoming General Counsel, Ms. Corley was Managing Director for our former parent Morgan Stanley’s global government and regulatory relations. Ms. Corley holds a Bachelor’s degree in Political Science from the University of Southern California and a J.D. from George Mason University School of Law.

Mary Margaret Hastings Georgiadis has served as Executive Vice President, Chief Marketing Officer since 2004. Ms. Georgiadis was at McKinsey & Company from 1986 to 1988 and 1990 to 2004, most recently as Partner. At McKinsey & Company, Ms. Georgiadis headed the marketing and retail practices and also cofounded and led the customer acquisition and management and retail practices. Ms. Georgiadis holds a Bachelor’s degree in Economics from Harvard-Radcliffe Colleges and an M.B.A. from Harvard Business School.

Charlotte M. Hogg has served as Senior Vice President and Managing Director of our international business since 2004. Ms. Hogg was a Managing Director and Head of our former parent Morgan Stanley’s Strategic Planning Group from 2001 to 2004. Ms. Hogg holds a Bachelor’s degree in Economics and History from Oxford University and was a Kennedy Memorial Trust Scholar at the John F. Kennedy School of Government at Harvard University.

Carlos Minetti has served as Executive Vice President, Cardmember Services and Consumer Banking since September 2006. Prior thereto, he had been Executive Vice President, Cardmember Services since January 2001 and Executive Vice President, Cardmember Services and Risk Management since January 2003. Prior to joining Discover, Mr. Minetti worked in card operations and risk management for American Express from 1987 to 2000, most recently as Senior Vice President. Mr. Minetti holds a Bachelor’s of Science degree in Industrial Engineering from Texas A & M University and an M.B.A. from the University of Chicago.

Diane E. Offereins has served as Executive Vice President, Chief Technology Officer since 1998. In addition, she was appointed to oversee the PULSE Network in 2006. From 1993 to 1998, Ms. Offereins was at MBNA America Bank, most recently as Senior Executive Vice President. Ms. Offereins holds a Bachelor of Business Administration degree in Accounting from Loyola University.

James V. Panzarino has served as Senior Vice President, Chief Credit Risk Officer since 2006, and was Senior Vice President, Cardmember Assistance from 2003 to 2006. Prior to joining Discover, Mr. Panzarino was Vice President of External Collections and Recovery at American Express from 1998 to 2002. Mr. Panzarino holds a Bachelor’s degree in Business Management and Communication from Adelphi University.

Harit Talwar has served as Executive Vice President, Discover Network since December 2003. From 2000 to 2003, Mr. Talwar was Managing Director for Discover’s international business. Mr. Talwar held a number of positions at Citigroup from 1985 to 2000, most recently Country Head, Consumer Banking Division, Poland. Mr. Talwar holds a B.A. Hons degree in Economics from Delhi University in India and received his M.B.A. from the Indian Institute of Management, Ahmedabad.

Item 1A.	Risk Factors

You should carefully consider each of the following risks described below and all of the other information in this annual report on Form 10-K in evaluating us. Our business, financial condition, cash flows and/or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks.

This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this annual report on Form 10-K. See “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

We face competition from other credit card issuers, and we may not be able to compete effectively, which could result in fewer customers and lower account balances and could materially adversely affect our financial condition, cash flows and results of operations.

The credit card issuing business is highly competitive, and we compete with other credit card issuers on the basis of a number of factors, including: merchant acceptance, products and services, incentives and reward programs, brand, network, reputation and pricing. This competition, among other things, affects our ability to obtain applicants for our credit cards, encourage cardmembers to use our credit cards, maximize the revenue generated by card usage and generate cardmember loyalty and satisfaction so as to minimize the number of cardmembers switching to other credit card brands. Competition is also increasingly based on the value provided to the cardholder by rewards programs. Many credit card issuers have instituted rewards programs that are similar to ours, and issuers may in the future institute rewards programs that are more attractive to cardmembers than our programs. In addition, because most domestically issued credit cards, other than those issued by American Express, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant position and marketing and pricing power of Visa and MasterCard. If we are unable to compete successfully, or if competing successfully requires us to take aggressive actions in response to competitors’ actions, our financial condition, cash flows and results of operations could be materially adversely affected.

We incur considerable expenses in competing with other credit card issuers, and many of our competitors have greater scale, which may place us at a competitive disadvantage.

We incur considerable expenses in competing with other credit card issuers to attract and retain cardmembers and increase card usage. A substantial portion of these expenses relates to marketing expenditures; however, traditional customer acquisition methods have become increasingly challenging. Telemarketing has been hampered by the Federal Trade Commission’s National Do Not Call Registry, which had increased to almost 152 million phone numbers as of January 2008. Direct mail response rates have fallen, with market researcher Synovate reporting that, in the industry, only five out of every 1,000 offers generated responses in 2006 compared to approximately 28 out of every 1,000 in 1992.

Because of the highly competitive nature of the credit card issuing business and increasing marketing challenges, a primary method of competition among credit card issuers, including us, is to offer low introductory interest rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card. This type of competition has adversely affected credit card yields, and many cardholders now frequently switch credit cards or transfer their balances to another card. There can be no assurance that any of the expenses we incur or incentives we offer to attempt to acquire and maintain accounts and increase card usage will be effective.

Furthermore, many of our competitors are larger than we are, have greater financial resources than we do and/or have lower capital costs and operating costs than we have and expect to have, and have assets such as branch locations and co-brand relationships that may help them compete more effectively. In addition, there is an increasing trend toward consolidation among credit card issuers, resulting in even greater pooled resources. We may be at a competitive disadvantage as a result of the greater scale of many of our competitors.

We face competition from other operators of payment networks, and we may not be able to compete effectively, which could result in reduced transaction volume, limited merchant acceptance of our cards, limited issuance of cards on our network by third parties and materially reduced earnings.

We face substantial and increasingly intense competition in the payments industry. We compete with other payment networks to attract third-party issuers to issue credit and debit cards and other card products on the Discover and PULSE Networks. Competition with other operators of payment networks is generally based on issuer interchange fees, other economic terms, merchant acceptance and network functionality. Competition also is based on service quality, brand image, reputation and market share.

Many of our competitors are well established, larger than we are and/or have greater financial resources than we do. These competitors have provided financial incentives to card issuers, such as large cash signing bonuses for new programs, funding for and sponsorship of marketing programs and other bonuses. Visa and MasterCard have each been in existence for more than 40 years and enjoy greater merchant acceptance and broader global brand recognition than we do. In addition, Visa and MasterCard have entered into long-term arrangements with many financial institutions that may have the effect of preventing them from issuing credit cards on the Discover Network or issuing debit cards on the PULSE Network. MasterCard completed an initial public offering, which provided it with significant capital and may enhance its strategic flexibility. Visa also intends to undertake an initial public offering. American Express is also a strong competitor, with international acceptance, high transaction fees and an upscale brand image.

Furthermore, as a result of their dominant market position and considerable marketing and pricing power, in recent years Visa and MasterCard have been able to aggressively increase transaction fees charged to merchants in an effort to retain and grow their issuer volume. If we are unable to remain competitive on issuer interchange and other incentives, we may be unable to offer adequate pricing to third-party issuers while maintaining sufficient net revenues. At the same time, increasing the transaction fees charged to merchants or increasing acquirer interchange could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Network and may cause merchant acceptance to decrease. See “—Our transaction volume is concentrated among large merchants, and a reduction in the number of, or rates paid by, merchants that participate in the Discover Network could materially adversely affect our business, financial condition, results of operations and cash flows.” This, in turn, could adversely affect our ability to attract third-party issuers and our ability to maintain or grow revenues from our proprietary network. Similarly, the PULSE Network operates in the highly competitive PIN debit business with well-established and financially strong network competitors (particularly Visa) that have the ability to offer more attractive economics and bundled products to financial institutions.

In addition, if we are unable to maintain sufficient network functionality to be competitive with other networks, our ability to attract third-party issuers and maintain or increase the revenues generated by our proprietary card issuing business may be materially adversely affected. An inability to compete effectively with other payment networks for the reasons discussed above or any other reason could result in reduced transaction volume, limited merchant acceptance of our cards, limited issuance of cards on our network by third parties and materially reduced earnings.

Our business depends on our ability to manage our credit risks, and failing to manage these risks successfully may result in high charge-off rates or impede our growth.

We market our products to a wide range of consumers, and our success depends on our ability to continue to manage our credit risk while attracting new cardmembers with profitable usage patterns. We select our cardmembers, manage their accounts and establish terms and credit limits using proprietary scoring models and other analytical techniques designed to set terms and credit limits such that we are appropriately compensated for the credit risk we accept, while encouraging cardmembers to use their available credit. The models and approaches we use to select, manage and underwrite our cardmembers may not accurately predict future charge-

offs due to, among other things, inaccurate assumptions or models. While we continually seek to improve our assumptions and models, we may make modifications that unintentionally cause them to be less predictive. We also may incorrectly interpret the data produced by these models in setting our credit policies. Our ability to manage credit risk also may be adversely affected by economic conditions, legal or regulatory changes (such as bankruptcy laws, minimum payment regulations and re-age guidance), competitors’ actions and consumer behavior, as well as inadequate collections staffing, techniques, models and vendor performance.

A cardmember’s ability to repay us can be negatively impacted by changes in their payment obligations under mortgage loans, including subprime mortgage loans. Such changes can result from changes in economic conditions including increases in base lending rates upon which payment obligations are based and structured increases in payment obligations, which in turn could adversely impact the ability of our cardmembers to meet their payment obligations to other lenders and to us and could result in higher credit losses in our portfolio.

Rising delinquencies and rising rates of bankruptcy are often precursors of future charge-offs. For instance, bankruptcy rates in the United Kingdom have increased significantly in recent years as a result of the relaxation of the bankruptcy laws, which has contributed to increases in charge-off rates in our U.K. operations. There can be no assurance that our lending standards will protect us against high charge-off levels. In addition, because an important source of our funding is the securitization market, an increase in delinquencies and/or charge-offs could increase our cost of funds or unintentionally cause an early amortization event. See “—We may be unable to securitize our receivables at acceptable rates or at all, which could materially adversely affect our liquidity, cost of funds, reserves and capital requirements.”

We have already launched and plan to expand in several card and consumer lending sectors. Areas of particular focus include: a small business card, which we launched in 2006; relaunching the Miles by Discover Card product, which occurred in 2007; launching personal loan and student lending products, which occurred in 2007; and prepaid cards. We also continuously refine and test our credit criteria, which results in some instances in approving applications that did not previously meet our underwriting criteria. We have less experience in these areas as compared to our traditional products and segments, and there can be no assurance that we will be able to manage our credit risk or generate sufficient revenue to cover our expenses in these markets. Our failure to manage our credit risks may materially adversely affect our profitability and ability to grow.

Economic downturns, financial market events and other conditions beyond our control could materially adversely affect our business.

Economic downturns, financial market events and other conditions beyond our control may adversely affect consumer spending, asset values, investments, financial market liquidity, consumer indebtedness and unemployment rates, which in turn can negatively impact our business. If general economic conditions in the United States or United Kingdom deteriorate or interest rates increase, the number of transactions, average purchase amount of transactions, or average balances outstanding on our cards may be reduced, which would reduce transaction fees and interest income and thereby adversely affect profitability. In addition, high levels of unemployment, low levels of spending, deteriorating housing markets, recessions or other conditions, including terrorism, natural disasters or the outbreak of diseases, may adversely affect the ability and willingness of cardmembers to pay amounts owed to us, which would increase delinquencies and charge-offs and could materially adversely affect our business.

Changes in the level of interest rates could materially adversely affect our earnings.

Changes in interest rates cause our interest expense to increase or decrease, as certain of our debt instruments carry interest rates that fluctuate with market benchmarks. If we are unable to pass our higher cost of funds to our customers, the increase in interest expense could materially adversely affect earnings. Some of our managed receivables bear interest at a fixed rate or do not earn interest, and we may not be able to increase the rate on those loans to mitigate our higher cost of funds. At the same time, our variable rate managed receivables, which are based on a market benchmark, may not change at the same rate as our floating rate debt instruments or may be subject to a cap.

Interest rates may also adversely impact our delinquency and charge-off rates. Many consumer lending products bear interest rates that fluctuate with certain base lending rates published in the market, such as the prime rate and the London Interbank Offered Rate (“LIBOR”). As a result, higher interest rates often lead to higher payment requirements by consumers under obligations to us or other lenders, which may reduce their ability to remain current on their obligations to us and thereby lead to loan delinquencies and additions to our loan loss provision, which could materially adversely affect our earnings.

In connection with our spin-off from Morgan Stanley, we have incurred additional indebtedness that could restrict our operations.

In recent years, Morgan Stanley provided a significant portion of our funding. Since our spin-off from Morgan Stanley, we finance our capital needs with third party funding. We have entered into a multi-year unsecured committed credit facility of $2.5 billion, which contains customary restrictions, covenants and events of default. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The terms of this facility and any future indebtedness impose various restrictions and covenants on us (such as tangible net worth requirements) that could have adverse consequences, including,

•	limiting our ability to pay dividends to our stockholders;

•	increasing our vulnerability to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to borrow additional funds; and

•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

Our total combined indebtedness as of November 30, 2007 was approximately $30.0 billion, as compared to $21.6 billion at November 30, 2006. The increase in indebtedness primarily represents incremental deposits obtained to establish a liquidity reserve, the balance of which was approximately $8.3 billion and was included in cash and cash equivalents at November 30, 2007. We may also incur additional substantial indebtedness in the future.

We may be unable to securitize our receivables at acceptable rates or at all, which could materially adversely affect our liquidity, cost of funds, reserves and capital requirements.

The securitization of credit card receivables, which involves the transfer of receivables to a trust and the issuance by the trust of beneficial interests to third-party investors, is our largest single source of funding. Factors affecting our ability to securitize our credit card receivables at acceptable pricing levels, or at all, include the overall credit quality of our receivables, negative credit ratings action affecting our asset-backed securities (or Discover Bank), the stability of the market for securitization transactions, investor demand, and the legal, regulatory, accounting and tax requirements governing securitization transactions. For example, the current subprime mortgage crisis has created a disruption in the capital markets and caused a weakening in demand for asset-backed securities, including those for credit card receivables. In addition, changes to Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended (“Statement No. 140”), are being discussed which may make it more difficult for us to maintain sale accounting treatment for our securitizations under accounting principles generally accepted in the United States (“GAAP”) or may require us to recognize securitized receivables on our consolidated and combined statements of financial condition, which could substantially increase the allowance for loss requirements and Discover Bank’s regulatory capital requirements and result in changes in the timing of the recognition of income from securitization transactions.

Our results of operations and financial condition could also be materially adversely affected by the occurrence of events that could result in the early amortization of our securitization transactions. Credit card securitizations are normally structured as “revolving transactions” that do not distribute to securitization investors their share of monthly principal payment on the receivables during the revolving period, and instead use those payments to fund the purchase of replacement receivables. The occurrence of “early amortization events” may result in termination of the revolving period of our securitization transactions. Early amortization events include, for example, insufficient cash flows in the securitized pool of receivables to meet contractual requirements, certain breaches of representations, warranties or covenants in the agreements relating to the securitization, and bankruptcy or insolvency.

If we are unable to continue to securitize our credit card receivables at acceptable pricing levels, or at all, including by reason of the early amortization of any of our securitization transactions, we would seek to liquidate investment securities, increase bank deposits and use alternative funding sources to fund increases in loan receivables and meet our other liquidity needs. In the event of an economic early amortization, receivables that otherwise would have been subsequently purchased by the trust from us would instead continue to be recognized on our consolidated and combined statements of financial condition since the cash flows generated in the trust would instead be used to repay investors in the asset-backed securities. Recognizing these receivables would require us to obtain alternative funding.

The inability to continue to securitize our credit card receivables at acceptable pricing levels, or at all, could materially adversely affect our liquidity, cost of funds, reserves and capital requirements. In addition, liquidation of investment securities and available alternative funding sources may be insufficient to meet the ongoing funding needs of our business if we are unable to continue to securitize our credit card receivables. For a further discussion of our liquidity and funding needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

An inability to accept or obtain brokered deposits in the future could materially adversely affect our liquidity position and funding costs.

The FDIA prohibits a bank, including our subsidiaries Discover Bank and Bank of New Castle, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well-capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is well-capitalized. While Discover Bank and Bank of New Castle each met the FDIC’s definition of “well-capitalized” as of November 30, 2007, there can be no assurance that they will continue to meet this definition. We rely on third-party brokers to access the brokered deposit market, and brokered deposits may become unavailable to us due to the unwillingness of brokers to sell our deposits, as a result of a decline in our credit ratings or for other reasons. An inability to accept or obtain brokered deposits in the future could materially adversely affect our liquidity position and funding costs.

We rely in part on unsecured and secured debt for our funding and the inability to access the U.S. or U.K. debt markets could materially adversely affect our business, financial condition and results of operations.

While our primary sources of funding are securitizations and brokered deposits, we also are dependent on access to the U.S. and U.K. unsecured debt markets to fund our managed receivables as well as other assets. In general, the amount, type and cost of our funding directly affects the cost of operating our business and growing our assets and is dependent upon outside factors such as our credit rating from ratings agencies. Historically we have benefited from Morgan Stanley’s credit ratings. Since our spin-off, Discover Bank has maintained its BBB rating from Standard &Poor’s (“S&P”) and has been assigned a Baa2 deposit and Baa2 senior unsecured rating from Moody’s Investor Service (“Moody’s”) and a BBB rating from Fitch Ratings (“Fitch”). We have been assigned a BBB- long-term rating from S&P, a Baa3 senior unsecured rating from Moody’s and a BBB long-term rating from Fitch. A rating is not a recommendation to purchase, sell or hold any particular security. In addition, there can be no assurance that a rating will be maintained for any given period of time or that a rating will not be lowered or withdrawn in its entirety. If our ratings are for any reason reduced or we are unable to access the U.S. or U.K. unsecured debt markets for any reason, our business, financial condition and results of operations could be materially adversely affected.

In response to the exploration of the spin-off in 2005, Moody’s placed the asset-backed securities issued domestically by the Discover Card Master Trust I under review for a possible downgrade, which we believe contributed to a temporary disruption in our ability to access the securitization markets, increasing our reliance on intercompany funding and deposit markets. This disruption lasted approximately five months, at which time Moody’s reaffirmed the ratings on the asset-backed securities.

Declines in the value of, or income earned from, our retained interests in our securitization transactions could materially adversely affect our financial condition, results of operations and cash flows.

We retain interests in the assets transferred to or created in our securitization transactions and earn income from these assets. The value of our retained interests and the amount of income that we earn depend on many factors, including, among others, the revenues, performance and credit risk of the securitized loans, which are subject to the same risks and uncertainties as loans that we have not securitized. The value of our interests may also change because of changes in the assumptions used to estimate their fair value, such as market interest rates and other conditions, increases in bankruptcy or charge-off rates, payment rates and changes in the interpretation and application of accounting rules relating to such valuation. If the income that we earn from our retained interests in securitization transactions were to decrease or the value of our retained interests were to decrease, our financial condition, results of operations and cash flows could be materially adversely affected.

Our investment portfolio may be adversely affected by market fluctuations, which could negatively impact our financial condition.

We have an investment portfolio that we manage in accordance with our internal policies and procedures, including the investment of our liquidity reserve, which had a balance of approximately $8.3 billion as of November 30, 2007. Our investment portfolio may be adversely affected by market fluctuations including, without limitation, changes in interest rates, prices, credit risk premiums and overall market liquidity. Also, investments backed by collateral could be adversely impacted by changes in the value of the underlying collateral. Our fixed income investments are subject to market valuation risks from changes in the general level of interest rates. Recent increases in credit risk premiums can negatively impact the value of our securities. Certain markets have been experiencing disruptions in market liquidity, and the lack of a secondary market may adversely affect the valuation of certain of our investments. In addition, deteriorating economic conditions may cause certain of the obligors, counterparties and underlying collateral on our investments to incur losses of their own, thereby increasing our credit risk exposure to these investments. These risks could result in a decrease in the value of our investment portfolio, which could negatively impact our financial condition. For example, we recorded a loss on an investment in certain asset-backed commercial paper notes during the year ended November 30, 2007. See Note 4: Investment Securities to the audited consolidated and combined financial statements for further details.

We may be unable to increase or sustain Discover Card usage, which could impair growth in, or lead to diminishing, average balances and total revenue.

A key element of our strategy is to increase the usage of the Discover Card by our cardmembers, including making it their primary card, and thereby increase our revenue from transaction and service fees and our managed receivables. However, our cardmembers’ use and payment patterns may change because of social, legal and economic factors, and cardmembers may decide not to increase card usage or may decide to pay the balances within the grace period to avoid finance charges. We face challenges from competing credit card products in our attempts to increase credit card usage by our existing cardmembers. Our ability to increase cardmember usage also is dependent on cardmember satisfaction, which may be adversely affected by factors outside of our control, including competitors’ actions. As part of our strategy to increase usage, we are seeking to increase the number of merchants who accept cards issued on the Discover Network. If we are unable to increase merchant acceptance of our cards, our ability to grow usage of Discover Cards may be hampered. As a result of these factors, we may be unable to increase or sustain credit card usage, which could impair growth in, or lead to diminishing, average balances and total revenue.

We may be unable to grow earnings if we do not attract new cardmembers, or if we attract cardmembers with unfavorable spending and payment habits.

We are seeking to increase managed receivables by attracting new cardmembers who will use their Discover Cards, meet their monthly payment obligations and maintain balances that generate interest and fee income for us. We are subject to substantial competition from other credit card issuers for these new cardmembers. We plan to continue marketing the Discover Card, but we may not have adequate financial resources to permit us to incur all of the marketing costs that may be necessary to maintain or grow our managed receivables or to attract new accounts. The spending and payment habits of these new cardmembers may not be sufficient to make their accounts as profitable as we expect. In addition, our risk models may not accurately predict the credit risk for these new cardmembers, which could result in unanticipated losses in future periods. To the extent that the spending and payment habits of new cardmembers do not meet our expectations, our earnings and growth may be negatively affected.

Our transaction volume is concentrated among large merchants, and a reduction in the number of, or rates paid by, merchants that participate in the Discover Network could materially adversely affect our business, financial condition, results of operations and cash flows.

Discover Card transaction volume was concentrated among our top 100 merchants in 2007. These merchants may pressure us to reduce our rates by continuing to participate in the Discover Network only on the condition that we change the terms of their economic participation. At the same time, we are subject to increasing pricing pressure from third-party issuers as a result of the continued consolidation in the banking industry, which results in fewer large issuers that, in turn, generally have a greater ability to negotiate pricing discounts. In addition, many of our merchants, primarily our small and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.

In addition, actual and perceived limitations on acceptance of credit cards issued on the Discover Network could adversely affect the use of the Discover Card by existing cardmembers and the attractiveness of the Discover Card to prospective new cardmembers. Furthermore, we may have difficulty attracting and retaining third-party issuers if we are unable to add and retain acquirers or merchants who accept cards issued on the Discover or PULSE Networks. As a result of these factors, a reduction in the number of, or rates paid by, our merchants could materially adversely affect our business, financial condition, results of operations and cash flows.

We may be unable to grow earnings if we are unable to increase the number of small and mid-size merchants that participate in the Discover Network.

In seeking to expand our merchant acceptance among small and mid-size merchants, we have recently entered into agreements with and have started to use third-party acquirers and processors to add merchants to the Discover Network and accept and process payments for these merchants on an integrated basis with Visa and MasterCard payments. This strategy could have unanticipated results, such as decreased revenues, higher expenses, degraded service and signage placement levels and retaliatory responses from competitors. There can be no assurance that the use of third-party acquirers and processors will continue to increase merchant acceptance among small or mid-size merchants, or that such third-party acquirers will continue to participate with us if more attractive opportunities arise. If we are unable to increase small and mid-size merchant acceptance, our ability to grow earnings could be adversely affected.

Our business, financial condition and results of operations may be adversely affected by the increasing focus of merchants on the fees charged by credit card networks.

Merchant acceptance and fees are critical to the success of both our card issuing and payment processing businesses. Merchants have shown increasing concern with the levels of fees charged by credit card companies, and have in the past and may in the future seek to negotiate better pricing or other financial incentives as a condition to continued participation in the Discover Network. During the past few years, merchants and their trade groups have filed approximately 50 lawsuits against Visa, MasterCard, American Express and their card issuing banks, claiming that their practices toward merchants, including interchange fees, violate federal antitrust laws. There can be no assurance that they will not in the future bring legal proceedings against other credit card issuers and networks, including us. Merchants also may promote forms of payment with lower fees, such as PIN debit, or seek to impose surcharges at the point of sale for use of credit cards. The heightened focus by merchants on the fees charged by credit card networks, including us, could lead to reduced merchant acceptance of Discover Network cards or reduced fees, either of which could adversely affect our business, financial condition and results of operations.

Our U.K. operations are currently not profitable, and there can be no assurance when or if they will become profitable.

The U.K. market is currently experiencing high delinquencies and bankruptcy levels, compounded by changing regulations, which have resulted in losses in our U.K. operations. Additionally, the United Kingdom has relatively low levels of interchange and fee income and lower net interest margin, which has resulted in and may continue to result in insufficient revenues to compensate for the current levels of loan losses. Our U.K. operations also have a relatively higher cost structure given their smaller scale. In addition to the challenging market conditions described above, U.K. and European regulators have recently increased their focus on the credit card industry.

On February 7, 2008, we entered into an agreement to sell our credit card business in the United Kingdom to Barclays Bank Plc. The closing is expected to occur by the end of our second quarter of 2008 and is subject to the satisfaction of a number of conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of International Card Segment; First Quarter 2008 Charge” for more information relating to the sale of our Goldfish business.

Our pending sale of our U.K. credit card business is subject to a variety of conditions and may not be completed.

On February 7, 2008, we and Barclays Bank Plc entered into a definitive sale and purchase agreement relating to the sale of our U.K. credit card business, which represents substantially all of our International Card segment. Completion of this sale is subject to a variety of conditions, many of which are outside of our control. If the transaction is not completed, we may have difficulty retaining key personnel of this business.

We expect to continue to incur significant expenses in the litigation we are pursuing against Visa and MasterCard, and there can be no assurance that we will ultimately be successful in this action.

In October 2004, the DOJ prevailed in its antitrust litigation against Visa and MasterCard which challenged their exclusionary practices. Following this ruling, we filed a complaint against Visa and MasterCard seeking substantial damages for the market foreclosure caused by their anticompetitive rules. The trial date is expected to be no later than Fall 2008. We expect to continue to incur substantial legal expenses in the litigation we are pursuing against Visa and MasterCard. Outside counsel and consultant legal expenses for this litigation were approximately $42 million, $51 million and $8 million in 2007, 2006 and 2005, respectively. Expenses associated with this litigation in 2008 are expected to be slightly lower than 2007 expenses. Furthermore, there can be no assurance that we will be successful in recovering any damages in this action. Upon resolution of the litigation, after expenses, we will be required to pay Morgan Stanley the first $700 million of value of cash or non-cash proceeds (increased at the rate of 6% per annum until paid in full) (the “minimum proceeds”), plus 50% of any proceeds in excess of $1.5 billion, subject to certain limitations and a maximum potential payment to Morgan Stanley of $1.5 billion. All payments by Discover to Morgan Stanley will be net of taxes payable by Discover with respect to such proceeds. If, in connection with or following a change of control of Discover, the litigation is settled for an amount less than the minimum proceeds, Discover will be required to pay Morgan Stanley an amount equal to the minimum proceeds. As a result of our agreement to pay the value of non-cash proceeds, we may be required to pay amounts to Morgan Stanley in excess of cash received in connection with the litigation. The value of non-cash proceeds will be determined by an independent third party.

Visa and MasterCard may impose additional restrictions on issuing banks, merchants or merchant acquirers that materially adversely affect the Discover or PULSE Networks, or the Discover Card issuing business.

Visa and MasterCard aggressively seek to protect their networks from competition and have used their rules and policies to do so. For example, in the past they enacted and enforced rules that prohibited their member banks from issuing cards on competing payment networks such as Discover. These rules were ultimately found to violate the antitrust laws. They have adversely affected our business in the past, and they may have lingering effects going forward. Visa and MasterCard also may enact new rules or enforce other rules in the future, including limiting the ability of issuing banks to use the PULSE Network, which may materially adversely affect our ability to compete.

If fraudulent activity associated with our cards increases, our brands could suffer reputational damage, the use of our cards could decrease and our fraud losses could be materially adversely affected.

We are subject to the risk of fraudulent activity associated with merchants, cardmembers and other third parties handling cardmember information. Credit and debit card fraud, identity theft and related crimes are prevalent and perpetrators are growing ever more sophisticated. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to significantly increase. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as mandatory card reissuance) and reputational and financial damage to our brands, which could negatively impact the use of our cards and thereby have a material adverse effect on our business.

If our security systems, or those of merchants, merchant acquirers or other third parties containing information about cardholders, are compromised, we may be subject to liability and damage to our reputation.

Our security protection measures, including the security of transaction information processed on our systems or the systems or processing technology of third parties participating in the Discover or PULSE Networks, may not be sufficient to protect the confidentiality of information relating to cardholders or transactions processed on the Discover or PULSE Networks. Cardholder data also may be stored on systems of third-party service providers and merchants that may have inadequate security systems. Third-party carriers regularly transport cardholder data, and they may lose sensitive cardholder information. Unauthorized access to the Discover or PULSE Networks or any other Discover information systems potentially could jeopardize the security of confidential information stored in our computer systems or transmitted by our cardmembers or others. If our security systems or those of merchants, processors or other third-party service providers are compromised such that this confidential information is disclosed to unauthorized parties, we may be subject to liability. The preventive measures we take to address these factors are costly, and may become more costly in the future. Moreover, these measures may not protect us from liability, which may not be adequately covered by insurance, or from damage to our reputation.

The financial services and payment services industries are rapidly evolving, and we may be unsuccessful in introducing new products or services in response to this evolution.

The financial services and payment services industries experience constant and significant technological changes, such as continuing development of technologies in the areas of smart cards, radio frequency and proximity payment devices, electronic commerce and mobile commerce, among others. The effect of technological changes on our business is unpredictable.

We depend in part on third parties for the development of and access to new technologies. We expect that new services and technologies relating to the payments business will continue to appear in the market, and these new services and technologies may be superior to, or render obsolete, the technologies that we currently use in our card products and services. As a result, our future success is in part dependent on our ability to identify and adapt to technological changes and evolving industry standards and to provide payment solutions for our cardmembers and merchant and financial institution customers.

Difficulties or delays in the development, production, testing and marketing of new products or services may be caused by a number of factors including, among other things, operational, capital and regulatory constraints. The occurrence of such difficulties may affect the success of our products or services, and developing unsuccessful products and services could result in financial losses, as well as decreased capital availability. In addition, the new products and services offered may not be attractive to our cardmembers and merchant and financial institution customers.

If key technology platforms such as our transaction authorization and settlement systems become obsolete, or if we encounter difficulties processing transactions efficiently or at all, our revenue or results of operations could be materially adversely affected.

We have a large technology staff utilizing current technology. There is no assurance that we may be able to sustain our investment in new technology to avoid obsolescence of critical systems and applications. Further, our transaction authorization and settlement systems may encounter service interruptions due to system or software failure, fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, terrorism or accident. Some of our transaction processing systems are operated at a single facility and could be subject to service interruptions in the event of failure. Our services could be disrupted by a natural disaster or other problem at any of our primary or back-up facilities or our other owned or leased facilities.

We also depend on third-party service providers for the timely transmission of information across our data transportation network and for other telecommunications and technology services, including ancillary transaction processing services for the PULSE Network. Regardless of whether as a result of natural disaster, operational disruption, terrorism, termination of its relationship with us, or any other reason, if a service provider fails to provide the communications capacity or deliver services that we require or expect, the failure could interrupt our services and operations and hamper our ability to process cardholders’ transactions in a timely and accurate manner or to maintain thorough and accurate records of those transactions. Such a failure could adversely affect the perception of the reliability of the Discover and PULSE Networks and the quality of our brands, and could materially adversely affect our revenues or results of operations.

Merchant defaults may adversely affect our business, financial condition, cash flows and results of operations.

As an issuer and merchant acquirer in the United States on the Discover Network, and an issuer in the United Kingdom on the MasterCard and Visa networks, we may be contingently liable for certain disputed credit card sales transactions that arise between cardholders and merchants. If a dispute is resolved in the cardholder’s favor, we will cause a credit or refund of the amount to be issued to the cardholder and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or a merchant acquirer, we will bear the loss for the amount credited or refunded to the cardholder. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. See Note 20: Commitments, Contingencies and Guarantees to the audited consolidated and combined financial statements.

Our success is dependent, in part, upon our executive officers and other key personnel, and the loss of key personnel could materially adversely affect our business.

Our success depends, in part, on our executive officers and other key personnel. Our senior management team has significant industry experience and would be difficult to replace. Moreover, our senior management team is relatively small and we believe we are in a critical period of competition in the financial services and payments industry. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. The loss of key personnel could materially adversely affect our business.

We may be unsuccessful in protecting our intellectual property, including our brands.

The Discover, Goldfish and PULSE brands are very important assets, and our success is dependent on our ability to protect these and our other intellectual property. We may not be able to successfully protect our intellectual property. If others misappropriate, use or otherwise diminish the value of our intellectual property, our business could be adversely affected.

Increased usage by consumers of credit sources such as home equity loans and mortgage refinancings instead of credit card borrowings could adversely affect our business.

During the last few years, lower interest rates and other factors have led to increased availability to consumers of credit sources such as home equity loans and mortgage refinancings at comparatively attractive interest rates. These and other options for consumer credit compete with our card products as alternative sources for consumer borrowing, as consumers may finance expenditures or refinance account balances with these alternative sources of credit. Increased usage by consumers of such alternative sources of credit could adversely affect our businesses.

Acquisitions that we pursue could disrupt our business and harm our financial condition.

We may consider or undertake strategic acquisitions of businesses, products or technologies. If we do so, we may not be able to successfully finance or integrate any such businesses, products or technologies. In addition, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. We may allocate resources, such as time and money, on projects that do not increase our earnings. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash balances; similarly, if the purchase price is paid with our stock, it could be dilutive to our stockholders.

We are subject to regulation by a number of different regulatory agencies, which have broad discretion to require us to alter our operations in ways that could adversely affect our business or subject us to penalties for noncompliance.

We must comply with an array of banking and consumer lending laws and regulations at the state, federal, U.K. and European levels, and these laws and regulations apply to almost every aspect of our business. We are subject to regulation and regular examinations by the FDIC, the Delaware Commissioner and the FSA. In addition, we are subject to regulation by the Federal Reserve Board, the Federal Trade Commission, state banking regulators, the DOJ and European regulators, as well as the SEC and New York Stock Exchange (“NYSE”) in our capacity as a public company. From time to time, these regulations and regulatory agencies have required us to alter certain of our operating practices, and may require us to do the same in the future. Our ability to introduce new products may be impaired or delayed as a result of regulatory review or failure to obtain required regulatory approvals. We conduct our business primarily through our banks, and various federal, state and European regulators have broad discretion to impose restrictions on our operations. U.S. federal and state consumer protection laws and rules, and laws and rules of foreign jurisdictions where we conduct business limit the manner and terms on which we may offer and extend credit. Failure to comply with these laws and regulations could lead to adverse consequences such as financial, structural, reputational and operational penalties, including receivership and litigation exposure and fines. In addition, efforts to abide by these laws and regulations may increase our costs of operations or limit our ability to engage in certain business activities, including affecting our ability to generate or collect receivables from cardmembers.

Changes in regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.

Periodically, legislators and regulatory authorities may enact new laws or regulations, or amend existing requirements to further regulate the industries in which we operate. Such new laws or rules could impose limits on the amount of interest or fees we can charge, curtail our ability to collect on account balances, increase compliance costs or materially affect us or the credit card industry in some other manner. For instance, in the past we have been obligated by industry-wide regulatory guidance to change our re-age policy to alter the terms under which delinquent accounts are returned to a current status, which negatively affected our charge-off and delinquency rates. Also, in response to industry-wide regulatory guidance, we increased minimum payment requirements on certain credit card loans and modified our overlimit fee policies and procedures to stop charging such fees for accounts meeting specific criteria, which have impacted, and we believe will continue to negatively impact, balances of credit card loans and related interest and fee revenue and charge-offs. We cannot predict whether any additional or similar regulatory changes will occur in the future.

Congress is considering legislation to restrict certain practices in the credit card industry, including those relating to grace periods, the two-cycle balance computation method (which we currently utilize on most of our products), risk-based and default-based interest rate changes, the allocation of payments, use of arbitration agreements and fees. It is not clear at this time whether new limitations on credit card practices will be adopted by Congress or at the state level and, if adopted, what impact such new limitations would have on us. The Federal Reserve is also revising disclosure and other rules for credit cards that could impact our business. In addition, the laws governing bankruptcy and debtor relief in the United States, the United Kingdom or other countries where we have cardmembers, could also change, making it more expensive or more difficult for us to collect from our cardmembers. Congress is also considering granting the FDIC rulemaking authority under unfair and deceptive practices laws. Furthermore, various federal and state agencies and standard-setting bodies may, from time to time, enact new or amend existing accounting rules or standards that could impact our business practices or funding transactions.

Regulation of the credit card industry, including regulation applicable to Discover Card and merchants that accept it, has expanded significantly in recent years. For instance, financial institutions, including us, were required to implement an enhanced anti-money laundering program in 2002 pursuant to the USA PATRIOT Act. Various U.S. federal and state regulatory agencies and state legislatures are considering new legislation or regulations relating to credit card pricing, credit card repricing, use of consumer reports, credit card disclosures, patent reform, identity theft, privacy, data security and marketing that could have a direct effect on us and our merchant and financial institution customers.

In the United Kingdom, during the last three years there have been increasing regulatory initiatives with respect to late and overlimit fees, interchange fees and the sale of retail insurance products, a relaxation of bankruptcy laws and an increase in industry-wide consumer protection measures. We expect that these initiatives and measures will continue to increase our compliance costs and the risk of consumer complaints, litigation and regulatory inquiries, as well as materially adversely affect the economics of the International Card segment.

Current and proposed regulation addressing consumer privacy and data use and security could inhibit the number of payment cards issued and increase our costs.

Regulatory pronouncements relating to consumer privacy, data use and security affect our business. In the United States, we are subject to the Federal Trade Commission’s and the banking regulators’ information safeguard rules under the Gramm-Leach-Bliley Act. The rules require that financial institutions (including us) develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. Both the United States and the United Kingdom have experienced a heightened legislative and regulatory focus on data security, including, in the United States, requiring consumer notification in the event of a data breach. In the United States, there are a number of bills pending in Congress and in individual states, and there have been numerous legislative hearings focusing on these issues. In addition, most states have enacted security breach legislation requiring varying levels of consumer notification in the event of certain types of security breaches, and several other states are considering similar legislation. In the United Kingdom, there are detailed regulations on data privacy under the European Commission Data Protection Directive (Directive 95/46/EC) and the U.K. Data Protection Act of 1998, which are enforced by the Information Commissioner, the United Kingdom’s privacy regulator.

Regulation of privacy, data use and security may cause an increase in the costs to issue payment cards and/or may decrease the number of our cards that we or third parties issue. New regulations in these areas may also increase our costs to comply with such regulations, which could materially adversely affect our earnings. In addition, failure to comply with the privacy and data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.

Legislation or regulation could be enacted requiring us to hold higher levels of capital, which we may not be able to obtain and which would reduce our return on capital.

Discover Bank and Bank of New Castle are subject to capital, funding and liquidity requirements prescribed by statutes, regulations and orders. If new legislation or regulations are enacted that increase the levels of regulatory capital that are required, we may be required to obtain additional capital. In addition, regulators have broad discretion to impose additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends. Our ability to obtain additional capital would be dependent upon, among other things, general economic conditions, our financial performance and prospects, and our ability and willingness to make capital contributions to Discover Bank and Bank of New Castle. If we were required to increase capital for Discover Bank or Bank of New Castle, it would have the effect of reducing our return on capital. In addition, if Discover Bank and Bank of New Castle were to fail to meet these regulatory capital requirements, it would become subject to restrictions that could materially adversely affect our ability to conduct normal operations.

Litigation and regulatory actions could subject us to significant fines, penalties and/or requirements resulting in increased expenses.

Businesses in the credit card industry have historically been subject to various significant legal actions, including class action lawsuits and patent claims. Many of these actions have included claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. While we have historically relied on our arbitration clause in agreements with cardmembers, which has limited our exposure to consumer class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future or that we will not be subject to significant legal actions such as those to which some of our competitors have been subject. In addition, we may be involved in various actions or proceedings brought by governmental regulatory agencies in the event of noncompliance with laws or regulations, which could subject us to significant fines, penalties and/or requirements resulting in increased expenses.

Risks Related to our Spin-Off

Our cost of funding increased after our separation from Morgan Stanley, and our liquidity may decrease.

While Morgan Stanley provided a significant portion of our funding in recent years, it no longer provides any funding following our spin-off. We have lower credit ratings and more constrained liquidity than our former parent company, Morgan Stanley. Although our debt is currently rated investment grade, a credit ratings downgrade to below investment grade would reduce our investor base and increase our cost of funding. Our liquidity may also decrease, and we may be less able to withstand a liquidity stress event. We may also face additional challenges in the future, including more limited capital resources to invest in or expand our businesses.

Certain of our historical financial results are as a business segment of Morgan Stanley and therefore may not be representative of our results as a separate, stand-alone company.

Certain historical financial information we have included in this filing has been derived from Morgan Stanley’s consolidated financial statements and does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we operated as a separate, stand-alone company during the periods presented. Certain historical costs and expenses reflected in our audited consolidated and combined financial statements include an allocation for certain corporate functions historically provided by Morgan Stanley, including general corporate expenses, employee benefits and incentives. These allocations were based on what we and Morgan Stanley considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. This historical information does not necessarily indicate what our results of operations, financial condition, cash flows or costs and expenses would have been had we operated as a separate, stand-alone entity, nor is it indicative of what our results will be in the future as a publicly-traded stand-alone company.

The obligations associated with being a public company require significant resources and management attention.

In connection with our recent separation from Morgan Stanley, we have become subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. All of the procedures and practices required of us as a subsidiary of Morgan Stanley were established prior to the spin-off, but we have additional procedures and practices required of us as a separate, stand-alone public company. As a result, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not previously incur. Furthermore, the corporate infrastructure and other resources required to operate as a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations. We cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. In connection with the implementation of the necessary procedures and practices related to internal controls over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. In addition, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

As a result of our separation from Morgan Stanley we may experience increased costs resulting from a decrease in the purchasing power and other operational efficiencies we previously had due to our association with Morgan Stanley.

Prior to our separation from Morgan Stanley, we were able to take advantage of Morgan Stanley’s purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit services. As a smaller separate, stand-alone company, we may be unable to obtain goods, technology and services at prices and on terms as favorable as those available to us prior to the separation, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. Our tax liability may also increase due to increased state income taxes in the jurisdictions where combined filings were previously made with Morgan Stanley.

In connection with our separation from Morgan Stanley, we have assumed past, present and future liabilities related to our business, and have entered into agreements relating to the ongoing provision of services and other matters which may be on terms less favorable to us than if they had been negotiated with another party.

Pursuant to certain agreements we entered into with Morgan Stanley in connection with the spin-off, we have agreed to indemnify Morgan Stanley for, among other matters, past, present and future liabilities related to our business. Such liabilities include unknown liabilities, which could be significant.

We entered into these agreements and other agreements relating to the ongoing provision of services and other matters with Morgan Stanley while still a wholly-owned subsidiary of Morgan Stanley. Accordingly, the terms of those agreements may not reflect those that would have been reached with another party. If these agreements were to have been entered into with another party, we may have obtained more favorable terms than under these agreements.

We must abide by certain restrictions to preserve the tax treatment of the distribution of our common stock by Morgan Stanley and we must indemnify Morgan Stanley for taxes resulting from certain actions we take that cause the distribution to fail to qualify as a tax-free transaction.

Morgan Stanley has received a ruling from the Internal Revenue Service that, based on customary representations and qualifications, the distribution of our common stock by Morgan Stanley was tax-free to Morgan Stanley stockholders for U.S. federal income tax purposes. These representations include representations as to the satisfaction of certain requirements that must be met in order for the distribution to qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”), and state law. If any of the representations and assumptions upon which the ruling is based is untrue or incomplete in any material respect, Morgan Stanley may not be able to rely upon the ruling.

If the distribution were not to qualify for tax-free treatment under sections 355, 368 and related provisions of the Code, Morgan Stanley would recognize taxable gain equal to the excess of the fair market value of our stock over Morgan Stanley’s tax basis in our stock. Under certain circumstances, we would be required under the

U.S. tax sharing agreement entered into between Morgan Stanley and us to indemnify Morgan Stanley for all or a portion of this liability. In addition, each holder who received our common stock in the distribution would be treated as receiving a taxable distribution in an amount equal to the fair market value of our common stock received.

Even if the distribution otherwise qualifies as a tax-free distribution under the Code, current tax law generally creates a presumption that the distribution would be taxable to Morgan Stanley (but not to its stockholders) if we engage in, or enter into an agreement to engage in, a transaction that would result in a 50% or greater change, by vote or by value, in our stock ownership during the four-year period beginning on the date that begins two years before the distribution date, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the distribution. Treasury regulations currently in effect generally provide that whether an acquisition transaction and a distribution are part of a plan is determined based on all of the facts and circumstances including, but not limited to, specific factors listed in the regulations. In addition, the regulations provide several “safe harbors” for acquisition transactions that are not considered to be part of a plan.

Under the U.S. tax sharing agreement entered into between Morgan Stanley and us, for a period of two years following the distribution, generally we may not take certain actions unless Morgan Stanley provides us with prior written consent for such action, or we provide Morgan Stanley with a tax ruling or rulings, or an unqualified opinion of counsel, in each case acceptable to Morgan Stanley, to the effect that the action will not affect the tax-free nature of the separation and distribution, but we will remain liable for any taxes and other liabilities imposed as a result of the separation and distribution failing to qualify as a tax-free transaction, as a result of such action. These restrictions may prevent us from entering into strategic or other transactions which might be advantageous to us or to our stockholders, such as issuing equity securities to satisfy our financing needs, acquiring businesses or assets by issuing equity securities, or mergers or other business combinations.

Our ability to operate our business effectively may suffer if we do not, quickly and cost effectively, establish our own financial, administrative and other support functions to operate as a stand-alone company.

Historically, we have relied on certain financial, administrative and other resources of Morgan Stanley to operate our business. In conjunction with our separation from Morgan Stanley, we have enhanced and will need to continue to enhance our own financial, administrative and other support systems or contract with third parties to replace Morgan Stanley’s systems. We will also need to continue to establish our own accounting and auditing policies and systems on a stand-alone basis.

Prior to our spin-off, Morgan Stanley performed many important corporate functions for our operations, including portions of human resources, information technology, accounting, office space leasing, corporate services and treasury. We estimate the annual costs associated with replacing these functions and establishing our own infrastructure related thereto, to be approximately $60 million. Prior to the spin-off, we entered into agreements with Morgan Stanley under which Morgan Stanley will provide some of these services to us on a transitional basis, for which we will pay Morgan Stanley. Upon the occurrence of certain events, including a change of control, Morgan Stanley may terminate these services. These services may not be sufficient to meet our needs and, after these agreements with Morgan Stanley expire or are terminated, we may not be able to replace these services at all or obtain these services at acceptable prices and terms. Any failure or significant downturn in our own financial or administrative policies and systems or in Morgan Stanley’s financial or administrative policies and systems during the transitional period could impact our results and could materially harm our business, financial condition and results of operations.

In the United Kingdom, prior to our separation from Morgan Stanley, we shared a brand and bank charter with Morgan Stanley, and our primary card brand was “Morgan Stanley.” From the date of the spin-off, we have a limited right to use the Morgan Stanley brand for three years, following which we will not be able to use this brand. Our primary brand in the United Kingdom is Goldfish, and we will also utilize other brands. Transitioning to a new brand will result in increased marketing and transitional costs and may result in customer attrition.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K and materials we have filed or will file with the SEC (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. You should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this annual report on Form 10-K, including those described under “Risk Factors.” The statements are only as of the date they are made, and we undertake no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

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

The foregoing review of important factors should not be construed as exclusive and should be read in conjunction with the other cautionary statements that are included in this annual report on Form 10-K. These factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required under U.S. federal securities laws, we do not have any intention or obligation to update forward-looking statements after we distribute this annual report on Form 10-K, whether as a result of new information, future developments or otherwise.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of November 30, 2007, we owned six principal properties in the United States and one in the United Kingdom. Our headquarters in Riverwoods, Illinois, consists of approximately 1.2 million square feet and the remaining six properties encompass in the aggregate approximately 1 million square feet. We also leased six principal properties, including our London headquarters. We believe that our facilities are sufficient to meet our current and projected needs.

Item 3.	Legal Proceedings

In the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We have historically relied on the arbitration clause in our cardmember agreements which has limited the costs of, and our exposure to, litigation. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business, including, among other matters, accounting and operational matters, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Litigation and regulatory actions could also adversely affect our reputation.

We contest liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, we cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, we believe, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on our financial condition, although the outcome of such matters could be material to our operating results and cash flows for a particular future period, depending on, among other things, our level of income for such period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of our year ending November 30, 2007, no matters were submitted for a vote of our stockholders.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock began trading “regular way” on the NYSE (ticker symbol DFS) on July 2, 2007. The approximate number of record holders of our common stock at January 31, 2008 was 94,150.

The following table sets forth the quarterly high and low stock prices as reported by the NYSE and the dividends declared by Discover Financial Services during the quarter indicated:

	2007
	Stock Price		Cash Dividends Declared
Quarter Ended	High	Low
August 31	$29.15	$20.35	—
November 30	$24.00	$15.72	$0.06

Discover Financial Services expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are subject to board approval and depend on future earnings, capital requirements and financial condition.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of our year ended November 30, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 – 30, 2007	39,574	$20.88	N/A	N/A
October 1 – 31, 2007	348	$19.81	N/A	N/A
November 1 – 30, 2007	33,873	$17.41	N/A	N/A

Total	73,795	$19.28	N/A	N/A

(1)	Includes shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units.

Stock Repurchase Program

On December 3, 2007, Discover Financial Services announced that its Board of Directors authorized the repurchase of up to $1 billion of Discover Financial Services’ outstanding stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time.

Stock Performance Graph

The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of the Company’s common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from July 2, 2007 through November 30, 2007. The graph assumes an initial investment of $100 on July 2, 2007, the date the Company began “regular way” trading on the NYSE following the Distribution. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of the Company’s common stock.

	July 2, 2007	November 30, 2007
Discover Financial Services	$100.00	$63.36
S&P 500	$100.00	$97.48
S&P 500 Financials	$100.00	$84.67

Item 6.	Selected Financial Data

The following table presents our selected historical financial data and operating statistics. The statement of income data for each of the years in the three-year period ended November 30, 2007 and the statement of financial condition data as of November 30, 2007 and 2006 have been derived from our audited consolidated and combined financial statements included elsewhere in this annual report on Form 10-K. The statement of income data for the years ended November 30, 2004 and 2003 and the statement of financial condition data as of November 30, 2005, 2004 and 2003 are derived from the audited and unaudited combined financial statements not included elsewhere in this annual report on Form 10-K. The unaudited financial statements have been prepared on the same basis as the audited financial statements, and in the opinion of our management include all adjustments, consisting of only ordinary recurring adjustments, necessary for a fair presentation of the information set forth in this annual report on Form 10-K.

The selected historical financial data and operating statistics presented below should be read in conjunction with our audited consolidated and combined financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The combined financial information may not be indicative of our future performance and does not necessarily reflect what the financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including changes that occurred in our operations and capitalization as a result of our spin-off from Morgan Stanley.

Included in the selected historical financial data are certain amounts and statistics reported on a managed basis. Our senior management evaluates business performance and allocates resources using financial data that is presented on a managed basis. Managed loans consist of our on-balance sheet loan portfolio, loans held for sale and loan receivables that have been securitized and against which beneficial interests have been issued. Owned loans, a subset of managed loans, refer to our on-balance sheet loan portfolio and loans held for sale and include the undivided seller’s interest we retain in our securitizations. A managed basis presentation, which is not a presentation in accordance with GAAP, involves reporting securitized loans with our owned loans in the managed basis statements of financial condition and reporting the earnings on securitized loans in the same manner as the owned loans instead of as securitization income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—GAAP to Managed Data Reconciliations.”

Discover Financial Services

Selected Historical Data

	For the Years Ended November 30,
	2007	2006	2005	2004	2003
Statement of Income Data:	(dollars in thousands, except per share amounts)
Interest income	$2,888,169	$2,458,526	$2,174,811	$1,859,504	$2,048,695
Interest expense	1,382,415	940,040	776,479	647,622	789,667

Net interest income	1,505,754	1,518,486	1,398,332	1,211,882	1,259,028
Other income	3,546,119	3,538,939	2,937,037	3,248,386	3,313,478

Revenue net of interest expense	5,051,873	5,057,425	4,335,369	4,460,268	4,572,506
Provision for loan losses	950,165	755,637	878,486	925,549	1,266,113
Other expense (1)	3,156,512	2,719,483	2,532,627	2,315,812	2,279,485

Income before income tax expense(1)	945,196	1,582,305	924,256	1,218,907	1,026,908
Income tax expense(1)	356,566	505,689	346,341	442,654	378,277

Net income(1)	$588,630	$1,076,616	$577,915	$776,253	$648,631

Statement of Financial Condition Data (as of):
Loan receivables	$23,954,295	$23,742,750	$22,803,166	$20,129,415	$19,379,086
Total assets	$37,376,105	$29,067,242	$26,943,923	$24,122,009	$24,032,743
Total stockholders’ equity	$5,599,422	$5,774,772	$4,600,449	$4,021,349	$3,809,285
Allowance for loan losses	$916,844	$832,483	$838,848	$942,721	$1,001,656
Long-term borrowings	$2,134,093	$1,507,578	$863,745	$1,198,406	$931,554
Total average interest-earning assets	$31,651,619	$25,546,145	$23,783,731	$20,627,761	$22,862,081
Total average interest-bearing liabilities	$25,897,063	$19,830,983	$18,656,289	$15,717,897	$17,802,398

Per Common Share:
Basic EPS(1)	$1.23	$2.26	$1.21	$1.63	$1.36
Diluted EPS(1)	$1.23	$2.26	$1.21	$1.63	$1.36
Weighted average shares outstanding (000’s)(2)	477,328	477,236	477,236	477,236	477,236
Weighted average shares outstanding (fully diluted) (000’s)(2)	478,879	477,236	477,236	477,236	477,236
Cash dividends	$0.06	—	—	—	—
Dividend payout ratio	4.88%	—	—	—	—

Ratios:
Net interest margin	4.76%	5.94%	5.88%	5.88%	5.51%
Return on average equity(1)	10%	20%	13%	18%	14%
Return on average assets(1)	1.73%	3.93%	2.29%	3.54%	2.68%
Average stockholders’ equity to average total assets	17%	21%	18%	20%	19%

Selected Statistics:
Total Credit Card Loans
Credit card loans—owned	$23,703,101	$23,646,901	$22,496,211	$19,723,758	$18,929,973
Average credit card loans—owned	$22,814,043	$21,656,295	$19,931,636	$17,608,445	$19,530,515
Owned interest yield	10.58%	10.38%	10.12%	10.05%	10.02%
Owned net principal charge-off rate	3.82%	3.79%	4.84%	5.53%	6.05%
Owned delinquency rate (over 30 days)	3.50%	3.22%	3.69%	4.08%	5.36%
Owned delinquency rate (over 90 days)	1.63%	1.53%	1.62%	1.97%	2.53%
Credit card loans—managed	$52,302,410	$50,350,328	$46,936,274	$48,261,402	$48,357,810
Average credit card loans—managed	$51,338,135	$48,216,546	$47,330,143	$47,386,940	$50,863,666
Managed interest yield	12.44%	12.36%	11.72%	11.84%	11.93%
Managed net principal charge-off rate	4.08%	4.08%	5.23%	6.00%	6.60%
Managed delinquency rate (over 30 days)	3.73%	3.50%	3.98%	4.55%	5.97%
Managed delinquency rate (over 90 days)	1.74%	1.65%	1.75%	2.18%	2.82%

Total Credit Card Volume
Domestic	$106,620,818	$102,901,893	$98,224,437	$94,509,183	$93,746,658
International(3)	14,254,621	11,881,465	5,907,089	5,077,478	4,128,177

Total	$120,875,439	$114,783,358	$104,131,526	$99,586,661	$97,874,835

Discover Financial Services

Selected Historical Data – (continued)

	For the Years Ended November 30,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Credit Card Sales Volume
Domestic	$90,262,556	$86,385,577	$81,664,000	$76,035,714	$73,974,819
International(3)	12,955,968	10,335,331	4,291,675	3,466,893	2,845,322

Total	$103,218,524	$96,720,908	$85,955,675	$79,502,607	$76,820,141

Other Consumer Loans
Domestic loan receivables	$251,194	$95,849	$176,329	$287,909	$404,514
International loan receivables	—	—	130,626	117,749	44,600

Total	$251,194	$95,849	$306,955	$405,658	$449,114

Transactions Processed on Networks (000’s)
Discover Network	1,486,366	1,399,933	1,301,024	1,226,414	1,208,505
PULSE Network(4)	2,285,061	1,856,477	1,555,782	—	—

Total	3,771,427	3,256,410	2,856,806	1,226,414	1,208,505

Domestic Credit Card Loans
Credit card loans—owned	$20,579,923	$20,694,395	$20,434,977	$18,606,211	$17,586,884
Average credit card loans—owned	$19,845,880	$19,120,946	$18,644,660	$16,228,520	$17,938,722
Owned interest yield	10.75%	10.50%	10.16%	10.13%	10.15%
Owned net principal charge-off rate	3.41%	3.64%	4.95%	5.75%	6.34%
Owned delinquency rate (over 30 days)	3.28%	3.05%	3.69%	4.19%	5.54%
Owned delinquency rate (over 90 days)	1.53%	1.44%	1.61%	2.03%	2.62%
Credit card loans—managed	$47,929,242	$45,706,222	$44,261,121	$45,690,728	$46,141,977
Average credit card loans—managed	$46,811,570	$44,277,249	$44,736,702	$45,018,288	$48,590,494
Managed interest yield	12.66%	12.53%	11.78%	11.91%	12.05%
Managed net principal charge-off rate	3.84%	3.96%	5.30%	6.12%	6.75%
Managed delinquency rate (over 30 days)	3.59%	3.39%	3.98%	4.65%	6.09%
Managed delinquency rate (over 90 days)	1.68%	1.59%	1.75%	2.24%	2.88%

International Credit Card Loans
Credit card loans—owned(3)	$3,123,178	$2,952,506	$2,061,234	$1,117,547	$1,343,089
Average credit card loans—owned(3)	$2,968,163	$2,535,349	$1,286,976	$1,379,925	$1,591,793
Owned interest yield	9.42%	9.51%	9.63%	9.13%	8.51%
Owned net principal charge-off rate	6.56%	4.94%	3.28%	2.94%	2.80%
Owned delinquency rate (over 30 days)	4.91%	4.36%	3.78%	2.23%	2.93%
Owned delinquency rate (over 90 days)	2.27%	2.16%	1.73%	0.96%	1.41%
Credit card loans—managed(3)	$4,373,168	$4,644,106	$2,675,153	$2,570,674	$2,215,833
Average credit card loans—managed(3)	$4,526,565	$3,939,297	$2,593,441	$2,368,652	$2,273,172
Managed interest yield	10.11%	10.38%	10.72%	10.62%	9.44%
Managed net principal charge-off rate	6.54%	5.45%	4.10%	3.87%	3.44%
Managed delinquency rate (over 30 days)	5.25%	4.58%	3.95%	2.78%	3.29%
Managed delinquency rate (over 90 days)	2.43%	2.22%	1.81%	1.22%	1.60%

(1)	2007 includes a $391 million pretax ($279 million after tax) non-cash impairment charge related to our International Card segment.
(2)	On June 30, 2007, the Distribution by Morgan Stanley was completed to the Morgan Stanley stockholders of one share of Discover Financial Services common stock for every two shares of Morgan Stanley common stock held on June 18, 2007. As a result, on July 2, 2007, the Company had 477,235,927 shares of common stock outstanding and this share amount is being utilized for the calculation of basic EPS for all periods presented prior to the date of Distribution. For all periods prior to the date of Distribution, the same number of shares is being used for diluted EPS as for basic EPS as no common stock of Discover Financial Services was traded prior to July 2, 2007 and no Discover equity awards were outstanding for the prior periods.
(3)	The Goldfish and Liverpool Victoria portfolios were acquired in 2006.
(4)	PULSE was acquired in January 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated and combined financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Unless otherwise specified, references to Notes to the audited consolidated and combined financial statements are to the Notes to our audited consolidated and combined financial statements as of November 30, 2007 and 2006 and for the three-year period ended November 30, 2007.

Introduction and Overview

We are a leading credit card issuer and electronic payment services company with one of the most recognized brands in U.S. financial services. We offer credit and prepaid cards and other financial products and services to qualified customers in the United States and the United Kingdom, and provide payment processing and related services to merchants and financial institutions in the United States. Our year ends on November 30 of each year.

We strive to increase net income and achieve other business objectives by growing loan receivables and increasing volume on our payments networks to generate interest and fee revenue, while controlling loan losses and expenses. Our primary revenues come from interest income earned on loan receivables, securitization income derived from the transfer of credit card loan receivables and subsequent issuance of beneficial interests through securitization transactions, and fees earned from cardmembers, merchants and issuers. Our primary expenses include funding costs (interest expense), loan losses, cardmember rewards and expenses incurred to grow and service our loan receivables (e.g., compensation expense and marketing).

We are actively pursuing a strategy to increase acceptance of Discover Network cards among small and mid-size merchants. We have entered into arrangements with major merchant acquirers to sign new and service existing small and mid-size merchants for acceptance of Discover Network cards.

We undertook a number of initiatives in an effort to restore profitability to our U.K. operations over the long term and offset the impact of higher loan losses and lower interchange and fee revenues. These initiatives included insourcing of our processing platform, consolidation of our operational centers, reductions in staffing and achieving procurement efficiencies. In addition, we revised certain risk policies, modified pricing for portions of the portfolio, implemented annual fees for certain customers, introduced new fee products and modified certain transaction based fees. On February 7, 2008, we announced that we had entered into a definitive sale and purchase agreement to sell our U.K. credit card business, which represents substantially all of the International Card segment, to Barclay’s Bank Plc. See “—Sale of International Card Segment; First Quarter 2008 Charge” below for further discussion.

Our business activities have been funded primarily through the process of asset securitization, the raising of consumer deposits, and, prior to the Distribution, intercompany lending from Morgan Stanley which has been replaced with asset-backed financing and both secured and unsecured debt. In a credit card securitization, loan receivables are first transferred to securitization trusts, from which beneficial interests are issued to investors. We continue to own and service the accounts that generate the securitized loans. The trusts utilized by us to facilitate asset securitization transactions are not our subsidiaries and are independent from us. These trusts are excluded from our consolidated and combined financial statements in accordance with GAAP. Because our securitization activities qualify as sales under GAAP and accordingly are not treated as secured financing transactions, we remove credit card loan receivables equal to the amount of the investor interests in securitized loans from the consolidated and combined statements of financial condition. As a result, asset securitizations have a significant effect on our consolidated and combined financial statements in that the portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer recorded in our consolidated and combined statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions. Securitization income is our second most significant revenue category.

Our senior management evaluates business performance and allocates resources using financial data that is presented on a managed basis. Managed loans consist of our on-balance sheet loan portfolio, loans held for sale and loan receivables that have been securitized and against which beneficial interests have been issued. Owned loans, a subset of managed loans, refer to our on-balance sheet loan portfolio and loans held for sale and include the undivided seller’s interest we retain in our securitizations. A managed basis presentation, which is a non-GAAP presentation, involves reporting securitized loans with our owned loans in the managed basis statements of financial condition and reporting the earnings on securitized loans in the same manner as the owned loans instead of as securitization income. The managed basis presentation generally reverses the effects of securitization transactions; however, there are certain assets that arise from securitization transactions that are not reversed. Specifically, these assets are the cash collateral accounts that provide credit enhancement to the investors in the transactions and cardmember payments allocated to the securitized loans, both of which are held at the trusts. These assets also include the interest-only strip receivable, reflecting the estimated fair value of the excess cash flows allocated to securitized loans and retained certificated beneficial interests. Income derived from these assets representing interest earned on accounts at the trusts, changes in the fair value of the interest-only strip receivable and interest income on investment securities also are not reversed in a managed presentation.

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

Financial measures using managed data are non-GAAP financial measures. Whenever managed data is presented in this annual report on Form 10-K, a reconciliation of the managed data to the most directly comparable GAAP-basis financial measure is provided. See “—GAAP to Managed Data Reconciliations.”

Key Developments Impacting Reported Results

•

In August 2007, management began a strategic review of the International Card segment. This review, which was completed in the fourth quarter, involved a review of U.K. financing options and costs (particularly given market disruptions), consideration of industry trends in the United Kingdom, the various challenges facing credit card issuers in that market, the impact of certain initiatives we have already undertaken to restore profitability to the segment and the expected impact of additional actions planned in light of these circumstances. As a result of the strategic review, management revised its long-range projections for the International Card segment, and revised its estimate of the segment’s fair value. The carrying value of the International Card segment at November 30, 2007 was in excess of its revised estimated fair value, and, as such, we recorded a non-cash impairment charge of $391 million ($279 million after tax) to other expense. The total pretax impairment charge included a $291 million write-down of goodwill and $100 million write-down of other intangible assets.

•

Certain of our interest-earning assets and interest-bearing liabilities have floating rates which are tied to short-term market indices, such as the Federal Funds rate and LIBOR. During the year ended November 30, 2006, the Federal Reserve increased the Federal Funds target rate by 125 bps to 5.25%. As a result, the yields on interest-earning assets and the costs of floating rate interest-bearing liabilities increased during 2006 and remained at these levels for most of 2007. During this period, the relationship between the Federal Funds rate and LIBOR remained stable.

During the fourth quarter of 2007, in response to worsening credit conditions, the Federal Reserve decreased the Federal Funds target rate by 75 basis points to 4.50%. During this period, tight credit conditions caused the relationship between the Federal Funds rate and LIBOR to change materially, with LIBOR often remaining significantly higher than the Federal Funds rate. Also, asset-backed commercial paper rates rose and credit spreads widened materially.

Market conditions also reduced the availability of new issuance in certain funding markets. In response to various liquidity events, our senior management increased the size of our liquidity reserve.

•

In the United Kingdom, disruptions in the financial markets as well as a weakened consumer credit environment have impacted asset-backed securitization issuance, leading us to retain on our balance sheet approximately $500 million of receivables from a maturing asset-backed transaction as of November 30, 2007.

•

On June 30, 2007, our Distribution from Morgan Stanley became effective. Our results of operations for the year ended November 30, 2007 include costs incurred as a result of the Distribution of approximately $34 million.

•

New U.S. bankruptcy legislation became effective in October 2005, making it more difficult for consumers to declare bankruptcy. We experienced a surge in bankruptcy receipts leading up to the effective date of this legislation. We charge off bankrupt accounts at the end of the month that is 60 days following the receipt of notification of the bankruptcy, so in the second half of calendar 2005 we experienced higher charge-offs as a result of this legislation. October 2005 was the peak month for bankruptcy receipts during this transition to new legislation. October receipts, in accordance with our policy, were charged off in December 2005.

The results of 2005 were adversely impacted by a higher level of bankruptcy charge-offs, a negative revaluation of the interest-only strip receivable reflecting the impact on projected excess spread of elevated charge-offs in December 2005 and additional provisions to the allowance for loans losses for bankrupt accounts in the portfolio at November 30, 2005. We experienced a dramatic decline in bankruptcy receipts following the effective date of the new U.S. bankruptcy legislation. The results of 2006 benefited from a significantly lower level of bankruptcy charge-offs, a favorable revaluation of the interest-only strip receivable reflecting higher excess spread projections and a decrease in the level of allowance for loan losses. We believe the passing of this legislation negatively impacted 2005 and benefited the overall results of 2006, causing year-over-year comparisons to the year ended November 30, 2007 to be impacted as well. During 2007, the Company experienced a higher level of bankruptcy charge-offs, although still significantly lower than pre-legislation levels.

•

Separate from the previously described impact of the surge in bankruptcy receipts, the underlying credit quality of the U.S. loan receivables continued to improve in 2006 and 2005 and remained relatively stable throughout most of 2007. In the fourth quarter of 2007, delinquencies began to rise reflecting the downturn in market conditions.

•

During 2006 and 2005, certain matters caused our use of certain funding sources, including the U.S. credit card securitization market, to vary from our historical use of this market for funding our business. Following Morgan Stanley’s announcement in April 2005 to explore a spin-off of Discover, the counter party credit ratings on Discover Bank were lowered to their current levels. As a result of our lower credit ratings, we lost access to Federal Funds as a significant source of short-term financing, but were able to mitigate the impact by increasing short-term borrowings from Morgan Stanley.

In response to the exploration of the spin-off, Moody’s placed the asset-backed securities issued domestically by the Discover Card Master Trust I (“DCMT”) under review for a possible downgrade, which we believe contributed to a temporary disruption in our ability to access the securitization markets. This disruption lasted approximately five months, at which time Moody’s re-affirmed the ratings on the asset-backed securities. This deferral of new securitization transactions, as well as a high level of maturities of existing securitization transactions and the discontinued issuance of new short-term certificates from the DCMT in response to higher projected charge-offs following the October 2005 effective date of the new U.S. bankruptcy legislation, caused the level of securitized loans in 2005 to decrease below prior year levels. These effects lingered into 2006, causing outstanding securitization transactions to remain somewhat lower than historical levels on average. In August 2005, Morgan Stanley announced that it would not pursue a spin-off of Discover.

•

During the last three years, there have been increasing regulatory initiatives in the United Kingdom with respect to late and overlimit fees, interchange fees and the sale of retail insurance products, and a relaxation of bankruptcy laws that have made it more difficult to collect on delinquent accounts and easier for cardmembers to declare bankruptcy. The changes contributed to increased U.K. bankruptcy charge-offs and lower late fee, overlimit fee and interchange revenues.

•

In February 2006, we acquired the Goldfish credit card business in the United Kingdom, adding approximately $1.4 billion in receivables. Under the terms of the acquisition, we did not purchase any late stage delinquencies. As such, the year ended November 30, 2006 reflects a lower level of charge-offs than the year ended November 30, 2007, which includes the full impact of the Goldfish acquisition.

Sale of International Card Segment; First Quarter 2008 Charge

On February 7, 2008 the Company and Barclays Bank Plc entered into a definitive sale and purchase agreement relating to the sale of £129 million of net assets (equivalent to approximately $258 million) of the Company’s U.K. credit card business, which represented substantially all of the Company’s International Card segment and included $3.1 billion in owned loan receivables at November 30, 2007. The aggregate sale price under the agreement is £35 million (equivalent to approximately $70 million), payable in cash at closing and subject to a post-closing adjustment. The closing is expected to occur by the end of the Company’s second quarter of 2008. As a result, the International Card segment will be presented as discontinued operations beginning with first quarter 2008 reporting. The sale is subject to the satisfaction of a number of conditions, including clearance from the U.K. Office of Fair Trading, a minimum value of receivables to be transferred and consents under material contracts. There can be no assurance that the sale will occur by the end of the second quarter of 2008, if at all.

Based on the terms of the sale, the Company expects to record charges of approximately $240 to $270 million pre-tax ($190 to $210 million after tax) in the first quarter of 2008 associated with classifying the segment as held for sale, substantially all of which will be non-cash. These charges, the majority of which are expected to be recognized in the first quarter of 2008, include approximately $5 million related to the termination of certain contractual arrangements and approximately $7 million of employee-related costs. This will be partially offset by the proceeds from the sale of other assets related to the U.K. business of approximately $45 million.

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

The following table presents segment data on a managed basis (dollars in thousands), and a reconciliation to a GAAP presentation.

	Managed Basis					GAAP Basis
For the Years Ended November 30,	U.S. Card	Third-Party Payments	International Card	Total	Securitization Adjustment(1)	Total

2007
Interest income	$6,376,298	$2,376	$481,845	$6,860,519	$(3,972,350)	$2,888,169
Interest expense	2,729,065	19	246,704	2,975,788	(1,593,373)	1,382,415

Net interest income	3,647,233	2,357	235,141	3,884,731	(2,378,977)	1,505,754
Provision for loan losses	1,853,396	—	317,446	2,170,842	(1,220,677)	950,165
Other income	2,101,076	118,700	168,043	2,387,819	1,158,300	3,546,119
Other expense(2)	2,390,463	84,097	681,952	3,156,512	—	3,156,512

Income (loss) before income tax expense(2)	$1,504,450	$36,960	$(596,214)	$945,196	$—	$945,196

2006
Interest income	$5,748,698	$1,801	$416,986	$6,167,485	$(3,708,959)	$2,458,526
Interest expense	2,160,569	23	176,997	2,337,589	(1,397,549)	940,040

Net interest income	3,588,129	1,778	239,989	3,829,896	(2,311,410)	1,518,486
Provision for loan losses	1,663,472	—	238,172	1,901,644	(1,146,007)	755,637
Other income	2,097,676	110,700	165,160	2,373,536	1,165,403	3,538,939
Other expense	2,381,880	83,529	254,074	2,719,483	—	2,719,483

Income (loss) before income tax expense	$1,640,453	$28,949	$(87,097)	$1,582,305	$—	$1,582,305

2005(3)
Interest income	$5,409,381	$673	$294,343	$5,704,397	$(3,529,586)	$2,174,811
Interest expense	1,671,331	95	129,671	1,801,097	(1,024,618)	776,479

Net interest income	3,738,050	578	164,672	3,903,300	(2,504,968)	1,398,332
Provision for loan losses	2,263,617	—	126,462	2,390,079	(1,511,593)	878,486
Other income	1,753,828	92,143	97,691	1,943,662	993,375	2,937,037
Other expense	2,272,126	92,866	167,635	2,532,627	—	2,532,627

Income (loss) before income tax expense	$956,135	$(145)	$(31,734)	$924,256	$—	$924,256

(1)	The Securitization Adjustment column presents the effect of loan securitization by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(2)	2007 includes a $391 million pretax ($279 million after tax) non-cash impairment charge related to our International Card segment.
(3)	PULSE was acquired in January 2005.

The segment discussions that follow for the years ended November 30, 2007, 2006 and 2005 are on a managed basis.

U.S. Card

The U.S. Card segment reported pretax income of $1.5 billion for the year ended November 30, 2007, down 8% as compared to November 30, 2006. The decrease in pretax income was driven by an increase in provision for loan losses partially offset by higher net interest income. Provision for loan losses increased $189.9 million, or 11%, reflecting an increase in bankruptcy charge-offs compared to the unusually low levels in 2006 and a higher level of loans retained on our balance sheet. Net interest income increased $59.1 million, or 2%, due to higher interest income, reflecting higher average receivables, partially offset by an increase in interest expense, reflecting increased funding costs and borrowings.

For the year ended November 30, 2007, managed loans grew 5%, to $48.2 billion, driven by record sales volume of $90.3 billion, up 4% over last year. U.S. credit quality remained strong, although delinquency rates increased from last year reflecting weakening in the U.S. economy. The managed net charge-off rate of 3.84% was down 12 basis points from last year and the over 30 day delinquency rate of 3.59% was 20 basis points higher than last year. In 2008 we estimate the full year managed net charge-off rate will be between 4.75% and 5.00%.

A small portion of our newly-originated loans are issued to borrowers with FICO scores below 660 at the time of account origination but who have met our other specific underwriting criteria indicating to us that they have the ability and willingness to pay. We have restricted this initiative to potential customers with FICO scores above 600, and the majority of these new accounts had FICO scores at origination in the 640 to 660 range. At November 30, 2007, less than 3.5% of receivables related to new accounts originated within the year were at FICO scores below 660 at time of origination.

While we seek to carefully control the level of new account originations at FICO scores below 660, over time some accounts that were originated at higher FICO scores will migrate to levels below 660 due to circumstances that affect their credit performance. Consistent with industry standards for reporting securitization U.S. master trust data, we disclosed that as of October 31, 2007, approximately 26% of receivable balances in the domestic trust related to accounts with FICO scores below 660 at that date. While this percentage relates solely to credit card receivables held in the trust, we believe they are representative of our managed loan portfolio.

The U.S. Card segment produced strong results for the year ended November 30, 2006, with pretax income of $1.6 billion, up 72%, as compared to November 30, 2005. These results reflected the strong credit quality of the domestic managed credit card portfolio and the continued favorable impact of the new U.S. bankruptcy legislation on charge-offs, the revaluation of the interest-only strip receivable and the allowance for loan losses. The increase in pretax income was due to higher other income and a lower provision for loan losses partially offset by lower net interest income and higher other expenses. Other income increased $343.8 million, or 20%, due primarily to an increase in the fair value of our interest-only strip receivable as a result of lower bankruptcy receipts and our estimate of its related favorable impact on future charge-offs as well as a higher level of new securitization transactions. Provision for loan losses decreased $600.1 million, or 27%, reflecting strong credit quality and lower bankruptcy charge-offs. Net interest income decreased $149.9 million, or 4%, as higher interest expense was partially offset by higher interest income. The increase in interest expense was primarily due to an increase in the cost of funds driven by the rising interest rate environment. The increase in interest income reflects lower interest charge-offs due to improved credit quality and the effect of a rising interest rate environment on floating rate credit card loan receivables partially offset by higher promotional rate balances. Other expense increased $109.8 million, or 5%, driven by higher compensation and benefits expense and increased legal fees, primarily related to the litigation against Visa and MasterCard, and consulting costs, partially offset by lower cardmember fraud expense.

For the year ended November 30, 2006, managed credit card loans grew 3%, to $45.7 billion, driven by higher transaction volume partially offset by higher cardmember payment rates. Sales volume increased 6%, primarily reflecting increased cardmember usage and higher prices of gasoline (which represents approximately 8% of sales volume). Managed interest spread compressed 50 basis points as increased cost of funds outpaced higher interest yield. The managed net charge-off rate of 3.96% decreased 134 basis points, reflecting strong credit quality and lower bankruptcy charge-offs. Over 30 and over 90 day delinquency rates decreased 59 basis points and 16 basis points to 3.39% and 1.59%, respectively, due to a shift to loans with lower risk profiles and improved collection experience.

Third-Party Payments

The Third-Party Payments segment reported pretax income of $37.0 million for the year ended November 30, 2007, up 28% as compared to November 30, 2006. The increase in pretax income was driven by higher revenue from increased volumes that was partially offset by higher marketing and pricing incentives and from higher third-party card issuer fees. Third-Party Payments debit and credit volume was $91.7 billion for the year ended November 30, 2007, up 25% from 2006.

The Third-Party Payments segment reported pretax income of $28.9 million for the year ended November 30, 2006 versus a pretax loss of $0.1 million for the year ended November 30, 2005 driven by increased other income and lower other expense. Other income increased $18.5 million, or 20%, due to higher volume from third-party card issuers signed in mid-2005 and higher transaction processing revenue related to increased volume on the PULSE Network. Other expense decreased $9.3 million, or 10%, as a result of one-time costs incurred in 2005 in connection with third-party issuer signings partially offset by higher transaction processing expense related to increased volumes on the PULSE Network.

Transactions processed on the PULSE Network increased 300 million, or 19%, to 1.9 billion for the year ended November 30, 2006.

International Card

The International Card segment reported a pretax loss of $596.2 million for the year ended November 30, 2007, as compared to a pretax loss of $87.1 million for the year ended November 30, 2006, driven by a non-cash impairment charge of $391 million as well as higher provision for loan losses and other expenses. Continued disruption in the U.K. financial markets, higher interest rates and our decision to reduce our loan exposure to the U.K. market have negatively affected the book value of the Goldfish business, resulting in the impairment charge. The provision for loan losses increased $79.3 million, or 33%, reflecting a full period of charge-offs related to the Goldfish and Liverpool Victoria portfolios, weakening in the consumer credit environment in the United Kingdom, maturing securitizations resulting in an increase in receivables being retained in the portfolio, and an increase in the provision for loan losses related to the implementation of higher minimum payment requirements on certain accounts. Other expenses, excluding the impairment charge, increased $36.9 million, or 15%, primarily due to spin-off related costs and various business initiatives.

The International Card managed credit card receivables decreased 6% from last year to $4.4 billion, reflecting increased payments and lower loan growth as we shifted our focus to reducing unprofitable accounts. This was partially offset by favorable foreign exchange rates. The managed net charge-off rate of 6.54% increased 109 basis points from last year. The managed over 30 days delinquency rate increased 67 basis points from last year to 5.25%.

The International Card segment reported a pretax loss of $87.1 million for the year ended November 30, 2006, an increase of $55.4 million over the pretax loss incurred for the year ended November 30, 2005, primarily as a result of the acquisition of the Goldfish business and the deteriorating consumer credit environment in the United Kingdom. The increase in pretax loss was driven by increases in the provision for loan losses and other expense partially offset by higher net interest income and other income. The provision for loan losses increased $111.7 million, or 88%, as a result of the weakened credit environment in the United Kingdom, the Goldfish acquisition and increased bankruptcy charge-offs. Other expense increased $86.4 million, or 52%, primarily due to incremental costs as a result of the acquisition of the Goldfish business. Net interest income increased $75.3 million, or 46%, and other income increased $67.5 million, or 69%, primarily related to a higher level of managed loan receivables as a result of the acquisition of the Goldfish business. The increase in other income was partially offset by lower levels of late and overlimit fee revenues resulting from regulatory changes which limited the per-incident amount of fees that can be charged.

For the year ended November 30, 2006, managed credit card loans grew $2.0 billion, or 74%, to $4.6 billion primarily due to the addition of the Goldfish business. Managed interest spread was flat compared to the prior year as lower yield was offset by lower cost of funds. Credit quality continued to deteriorate as the managed net charge-off rate rose 135 basis points to 5.45%, and the over 30 and over 90 day delinquency rates increased to 4.58% and 2.22%, respectively.

GAAP to Managed Data Reconciliations

Securitized loans against which beneficial interests have been issued to third parties are removed from our statements of financial condition. Instances in which we retain certificated beneficial interests in the securitization transactions result in a reduction to loan receivables of the amount of the retained interest and a corresponding increase in investment securities – available-for-sale. The portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer recorded in our statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions. Management believes it is useful for investors to consider the credit performance of the entire managed loan portfolio to understand the quality of loan originations and the related credit risks inherent in the owned portfolio and retained interests in securitization. Loan receivables on a GAAP (or owned) basis and related performance measures, including yield, charge-offs and delinquencies can vary from those presented on a managed basis. Generally, loan receivables included in the securitization trusts are derived from accounts that are more seasoned, while owned loan receivables represent a greater concentration of newer accounts, occurring as a result of the degree to which receivables from newer accounts are added to the trusts. The seasoning of an account is measured by the age of the account relationship. In comparison to more seasoned accounts, loan receivables of newer accounts typically carry lower interest yields resulting from introductory offers to new cardmembers and lower charge-offs and delinquencies.

Beginning with “—Earnings Summary,” the discussion of GAAP results is presented on a consolidated and combined basis with any material differences between segment performance specifically identified. The table that follows provides a GAAP to managed data reconciliation of loan receivables and related statistics that are impacted by asset securitization:

Reconciliation of GAAP to Managed Data

	For the Years Ended November 30,
	2007	2006	2005
	(dollars in thousands)
Balance Sheet Statistics
Loan Receivables
GAAP Basis	$23,954,295	$23,742,750	$22,803,166
Securitization Adjustment	28,599,309	26,703,427	24,440,063

Managed Basis	$52,553,604	$50,446,177	$47,243,229

Total Assets
GAAP Basis	$37,376,105	$29,067,242	$26,943,923
Securitization Adjustment	28,375,826	26,444,943	24,370,113

Managed Basis	$65,751,931	$55,512,185	$51,314,036

Total Credit Card Loans
Credit Card Loans
GAAP Basis	$23,703,101	$23,646,901	$22,496,211
Securitization Adjustment	28,599,309	26,703,427	24,440,063

Managed Basis	$52,302,410	$50,350,328	$46,936,274

Average Credit Card Loans
GAAP Basis	$22,814,043	$21,656,295	$19,931,636
Securitization Adjustment	28,524,092	26,560,251	27,398,507

Managed Basis	$51,338,135	$48,216,546	$47,330,143

	For the Years Ended November 30,
	2007	2006	2005
	(dollars in thousands)

Interest Yield
GAAP Basis	10.58%	10.38%	10.12%
Securitization Adjustment	13.93%	13.96%	12.88%
Managed Basis	12.44%	12.36%	11.72%

Net Principal Charge-off Rate
GAAP Basis	3.82%	3.79%	4.84%
Securitization Adjustment	4.28%	4.31%	5.52%
Managed Basis	4.08%	4.08%	5.23%

Delinquency Rate (over 30 days)
GAAP Basis	3.50%	3.22%	3.69%
Securitization Adjustment	3.92%	3.76%	4.24%
Managed Basis	3.73%	3.50%	3.98%

Delinquency Rate (over 90 days)
GAAP Basis	1.63%	1.53%	1.62%
Securitization Adjustment	1.84%	1.75%	1.87%
Managed Basis	1.74%	1.65%	1.75%

U.S. CARD
Loan Receivables
GAAP Basis	$20,831,117	$20,790,244	$20,611,306
Securitization Adjustment	27,349,319	25,011,827	23,826,144

Managed Basis	$48,180,436	$45,802,071	$44,437,450

Domestic Credit Card Loans
Credit Card Loans
GAAP Basis	$20,579,923	$20,694,395	$20,434,977
Securitization Adjustment	27,349,319	25,011,827	23,826,144

Managed Basis	$47,929,242	$45,706,222	$44,261,121

Average Credit Card Loans
GAAP Basis	$19,845,880	$19,120,946	$18,644,660
Securitization Adjustment	26,965,690	25,156,303	26,092,042

Managed Basis	$46,811,570	$44,277,249	$44,736,702

Interest Yield
GAAP Basis	10.75%	10.50%	10.16%
Securitization Adjustment	14.07%	14.08%	12.93%
Managed Basis	12.66%	12.53%	11.78%

Net Principal Charge-off Rate
GAAP Basis	3.41%	3.64%	4.95%
Securitization Adjustment	4.15%	4.20%	5.55%
Managed Basis	3.84%	3.96%	5.30%

Delinquency Rate (over 30 days)
GAAP Basis	3.28%	3.05%	3.69%
Securitization Adjustment	3.82%	3.67%	4.23%
Managed Basis	3.59%	3.39%	3.98%

	For the Years Ended November 30,
	2007	2006	2005
	(dollars in thousands)
Delinquency Rate (over 90 days)
GAAP Basis	1.53%	1.44%	1.61%
Securitization Adjustment	1.79%	1.72%	1.86%
Managed Basis	1.68%	1.59%	1.75%

INTERNATIONAL CARD

Credit Card Loans
GAAP Basis	$3,123,178	$2,952,506	$2,061,234
Securitization Adjustment	1,249,990	1,691,600	613,919

Managed Basis	$4,373,168	$4,644,106	$2,675,153

Average Credit Card Loans
GAAP Basis	$2,968,163	$2,535,349	$1,286,976
Securitization Adjustment	1,558,402	1,403,948	1,306,465

Managed Basis	$4,526,565	$3,939,297	$2,593,441

Interest Yield
GAAP Basis	9.42%	9.51%	9.63%
Securitization Adjustment	11.43%	11.94%	11.80%
Managed Basis	10.11%	10.38%	10.72%

Net Principal Charge-off Rate
GAAP Basis	6.56%	4.94%	3.28%
Securitization Adjustment	6.49%	6.36%	4.91%
Managed Basis	6.54%	5.45%	4.10%

Delinquency Rate (over 30 days)
GAAP Basis	4.91%	4.36%	3.78%
Securitization Adjustment	6.09%	4.96%	4.53%
Managed Basis	5.25%	4.58%	3.95%

Delinquency Rate (over 90 days)
GAAP Basis	2.27%	2.16%	1.73%
Securitization Adjustment	2.83%	2.32%	2.09%
Managed Basis	2.43%	2.22%	1.81%

Critical Accounting Policies

In preparing our consolidated and combined financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated and combined financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated and combined financial statements, the resulting changes could have a material adverse effect on our consolidated and combined results of operations and, in certain cases, could have a material adverse effect on our consolidated and combined financial condition. Management has identified the policies related to the estimation of the allowance for loan losses, the accounting for asset securitization transactions, interest income recognition, the accrual of cardmember rewards cost, the evaluation of goodwill for potential impairment and accrual of income taxes as critical accounting policies.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable net loan losses inherent in the loan portfolio. Management evaluates the allowance quarterly for adequacy. The allowance is established through a charge to the provision for loan losses. In estimating losses inherent in the credit card loan portfolio, we use an approach that utilizes a migration analysis of delinquent and current credit card receivables. A migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through the various stages of delinquency and to charge-off. The migration analysis considers uncollectible principal, interest and fees reflected in loan receivables. In determining the proper level of the allowance for loan losses, management also considers factors that may impact loan loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy receipts, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

If management used different assumptions in estimating probable losses, the impact to the allowance for loan losses could have a material effect on our consolidated and combined financial condition and results of operations. For example, a 10% change in management’s estimate of probable net loan losses could have resulted in a change of approximately $92 million in the allowance for loan losses at November 30, 2007, with a corresponding change in the provision for loan losses. See Note 5: Loan Receivables to the audited consolidated and combined financial statements for further details about the allowance for loan losses.

Accounting for Asset Securitization Transactions

We account for our securitization transactions in accordance with Statement No. 140. The gain on the securitization transaction depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets transferred and the retained interests based upon their respective fair values at the date of the transfer. The interest-only strip receivable represents the contractual right to receive interest and certain loan fee revenues less certain costs, including loan losses on securitized loans and the contractual rate of interest paid to third-party investors in the securitization as well as a servicing fee from the trust over the life of the asset sold. In the absence of observable market prices, the fair value of the interest-only strip receivable is estimated based on the present value of expected future cash flows using management’s best estimate of the key assumptions, including forecasted interest yield, loan losses and payment rates, the interest paid to investors and a discount rate commensurate with the risks involved. Changes in the estimated fair value of the interest-only strip receivable, as well as certain other retained interests, are recorded in securitization income. The use of different estimates or assumptions could produce materially different financial results. In addition, estimates are likely to change in the future as components of the interest-only strip receivable valuation are sensitive to market and economic conditions.

If management used different assumptions in estimating the value of the interest-only strip receivable, the impact could have a material effect on our consolidated and combined financial condition and results of operations. For example, a 20% change in the excess spread assumption for all securitized loans could have resulted in a change of approximately $80 million in the value of the interest-only strip receivable as of November 30, 2007. See Note 6: Credit Card Securitization Activities to the audited consolidated and combined financial statements for further information about the accounting for securitizations.

Interest Income Recognition

Interest income earned through finance charges on credit card loans is calculated based on the amount of loans outstanding and the contractual interest rates on such loans. Accrued interest is included in credit card loan receivables when billed to the cardmember. We accrue unbilled interest revenue on a monthly basis from a cardmember’s billing cycle date to the end of the month. The unbilled interest accrual is recorded on the consolidated and combined statements of financial condition in accrued interest receivable for owned loans and in amounts due from asset securitization for securitized loans. We make certain assumptions and estimates in the determination of unbilled accrued interest, including a projection of the percentage of loan balances that will revolve. We apply the same methodology in the determination of unbilled accrued interest for both owned loans and securitized loans.

If management used different assumptions in the determination of the unbilled portion of accrued interest income and the valuation of accrued interest on securitized loans, our financial condition and results of operations could have been materially different. For example, a 10% change in management’s projection of the percentage of loans that will revolve in the next cycle could have resulted in a combined change in accrued interest receivable and amounts due from asset securitization of approximately $31 million at November 30, 2007, with a corresponding change in interest income. See “—Net Interest Income” for additional details concerning interest earned through finance charges on credit card loans.

Cardmember Rewards Cost

We offer our cardmembers various reward programs, including the Cashback Bonus reward program, pursuant to which we offer certain cardmembers a reward equal to a percentage of their purchase amounts based on the type and volume of the cardmember’s purchases. The liability for cardmember rewards is included in accrued expenses and other liabilities on our consolidated and combined statements of financial condition. We compute rewards liability on an individual cardmember basis and it is accumulated as qualified cardmembers make progress toward earning a reward through their ongoing purchase activity. The liability is adjusted for expected forfeitures of accumulated rewards. We estimate forfeitures based on historical account closure and charge-off experience and actual cardmember purchase activity. We recognize Cashback Bonus reward cost for both owned loans and securitized loans as a reduction of discount and interchange revenue in the consolidated and combined statements of income.

If management used a different estimate of forfeitures, our consolidated and combined financial condition and results of operations could have differed significantly. For example, a 100 basis point decrease in the estimated forfeiture rate as of November 30, 2007, could have resulted in an increase in accrued expenses and other liabilities of approximately $9 million. The corresponding increase in rewards cost would have been reflected as a decrease in discount and interchange revenue. See “—Other Income” and Note 2: Summary of Significant Accounting Policies to the audited consolidated and combined financial statements for further details about cardmember rewards cost.

Goodwill

We recognize goodwill when the purchase price of an acquired business exceeds the fair values of the acquired net assets. As required by GAAP, we test goodwill for impairment annually, or more often if indicators of impairment exist. In evaluating goodwill for impairment, management must estimate the fair value of the business unit(s) to which the goodwill relates. Because market data concerning acquisitions of comparable businesses typically are not readily obtainable, other valuation techniques such as earnings multiples and cash flow models are used in estimating the fair values of these businesses. In applying these techniques, management considers historical results, business forecasts, market and industry conditions and other factors. We may also consult independent valuation experts where needed in applying these valuation techniques. The valuation methodologies we use involve assumptions about business performance, revenue and expense growth, discount rates and other assumptions that are judgmental in nature.

If the assumptions used by management in valuing its acquired businesses are inappropriate, we may be exposed to an impairment loss that, when realized, could have a material impact on our consolidated and combined financial condition and results of operations.

Following a strategic review of the International Card segment that began in the third quarter of 2007 and was completed in the fourth quarter, management determined that an interim test for impairment was needed on the goodwill associated with that segment. The impairment test resulted in the recognition of an impairment charge impacting goodwill and other intangible assets. See Note 9: Goodwill to the audited consolidated and combined financial statements for further details concerning the fourth quarter goodwill impairment charge.

Income Taxes

We are subject to the income tax laws of the jurisdictions where we have business operations, primarily the United States, its states and municipalities, and the United Kingdom. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items will affect taxable income in the various taxing jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. We regularly evaluate the likelihood of assessments in each of the taxing jurisdictions resulting from current and subsequent years’ examinations, and tax reserves are established as appropriate.

Changes in the estimate of income taxes can occur due to tax rate changes, interpretations of tax laws, the status and resolution of examinations by the taxing authorities, and newly enacted laws and regulations that impact the relative merits of tax positions taken. When such changes occur, the effect on our consolidated and combined financial condition and results of operations can be significant. See Note 17: Income Taxes to the audited consolidated and combined financial statements for additional information about income taxes.

Earnings Summary

The following table outlines changes in our consolidated and combined statement of income for the periods presented (dollars in thousands):

	For the Years Ended November 30,			2007 vs. 2006 increase (decrease)		2006 vs. 2005 increase (decrease)
	2007	2006	2005	$	%	$	%
Interest income	$2,888,169	$2,458,526	$2,174,811	$429,643	17%	$283,715	13%
Interest expense	1,382,415	940,040	776,479	442,375	47%	163,561	21%

Net interest income	1,505,754	1,518,486	1,398,332	(12,732)	(1%)	120,154	9%
Provision for loan losses	950,165	755,637	878,486	194,528	26%	(122,849)	(14%)

Net interest income after provision for loan losses	555,589	762,849	519,846	(207,260)	(27%)	243,003	47%
Other income	3,546,119	3,538,939	2,937,037	7,180	0%	601,902	20%
Other expense	3,156,512	2,719,483	2,532,627	437,029	16%	186,856	7%

Pretax income	945,196	1,582,305	924,256	(637,109)	(40%)	658,049	71%
Income tax expense	356,566	505,689	346,341	(149,123)	(29%)	159,348	46%

Net income	$588,630	$1,076,616	$577,915	$(487,986)	(45%)	$498,701	86%

Net income for the year ended November 30, 2007 was $588.6 million, down 45% compared to the year ended November 30, 2006, driven by a non-cash impairment charge of $391 million, as well as higher provision for loan losses and other expense. The U.S. provision for loan losses increased, reflecting a trend toward higher levels of delinquencies as well as a higher level of loans retained on the company’s balance sheet. The international provision for loan losses increased due to a full period of charge-offs related to the Goldfish and Liverpool Victoria portfolios, weakening in the consumer credit environment in the United Kingdom, certain maturing securitized receivables being retained in the portfolio, and an increase in reserves related to the implementation of higher minimum payment requirements on certain accounts. Other expense excluding the impairment charge, increased due to spin-off related costs and various business initiatives. The year ended November 30, 2007 also included a higher effective tax rate.

Net income for 2006 and 2005 was influenced by consumer behavior in anticipation of the October 2005 effective date of the new U.S. bankruptcy legislation. We believe 2005 results were adversely affected as consumers filed for bankruptcy before the new U.S. bankruptcy legislation. This legislation resulted in an acceleration of charge-offs in 2005 and first quarter 2006, a negative revaluation of the interest-only strip receivable in 2005 and additional provisions to the allowance for loan losses in 2005. In contrast, full year 2006 results were positively affected by a sharp decline in consumer bankruptcy receipts, resulting in lower charge-offs. Full year 2006 also benefited from a favorable revaluation of the interest-only strip receivable and a decrease in the level of allowance for loan losses.

Net income for the year ended November 30, 2006 was a record $1.1 billion, up 86% compared to the year ended November 30, 2005, driven by higher other income and net interest income and lower provision for loan losses, as well as a lower effective tax rate, partially offset by higher other expenses. Other income increased due to higher securitization income resulting from lower credit losses on securitized loans attributable to strong credit quality and the continued lower level of charge-offs following the October 2005 effective date of the new U.S. bankruptcy legislation, resulting in a higher excess spread and a favorable revaluation of the interest-only strip receivable. Increases in other expenses were driven by costs related to the Goldfish acquisition, higher compensation and benefit costs and increased legal and consulting costs. Also, the year ended November 30, 2006 included a lower effective tax rate due to tax benefits related to the favorable resolution of various tax matters.

Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets which we own and the interest expense incurred to finance those assets. Net interest margin states the interest income, net of interest expense, as a percentage of total interest-earning assets. Our interest-earning assets consist of loan receivables, certain retained interests in securitization transactions included in amounts due from asset securitization, certain cash and cash equivalents, including Federal Funds sold, and investment securities. Because the third-party investor interests in securitization transactions are not assets owned by us, they are not included in interest-earning assets nor is the interest yield on the related loans included in interest income. See Note 4: Investment Securities for further disclosure regarding investment securities.

Net interest income for the year ended November 30, 2007 decreased $12.7 million, or 1%, and net interest margin decreased 118 basis points to 4.76% as compared to the year ended November 30, 2006. The modest decrease in net interest income was due to higher average interest-bearing liabilities and a higher cost of funds on interest-bearing liabilities largely offset by higher average interest-earning assets. In 2007, the establishment of the liquidity reserve, which earns a lower interest rate, adversely impacted the net interest margin for the year ended November 30, 2007. Net interest income for the year ended November 30, 2006 increased $120.2 million, or 9%, and net interest margin increased 6 basis points to 5.94% as compared to the year ended November 30, 2005. The increase in net interest income is due to higher average interest-earning assets and a higher interest yield offset by an increase in the cost of funds. The favorable impact of the higher interest yield on net interest margin was offset in part by the higher average interest-earning assets and the higher cost of funds.

Interest income is influenced by the level of interest-earning assets, the most significant of which is our loan receivables. The level of loan receivables can be influenced by portfolio growth strategies, including portfolio acquisition, cardmember spending and payment behavior and changes in the level of securitized loans. Typically, new securitization transactions have the effect of decreasing loan receivables, whereas maturities of existing securitization transactions increase loan receivables. For the years ended November 30, 2007 and 2006, there were higher levels of average securitized loans than their respective prior year comparisons. However, these higher levels were more than offset by overall growth in average loans, resulting in higher average loan receivables, contributing favorably to interest income in 2007 and 2006.

Other interest-earning assets that can influence interest income are certain amounts due from asset securitization included in other interest-earning assets on the average balance sheet, certain cash and cash equivalents, including Federal Funds sold, and investment securities. Amounts due from asset securitization relate to certain assets retained by us in securitization transactions. The levels of these assets are impacted by securitization maturities and can vary in relation to the level of securitized loans. Federal Funds sold represent amounts maintained for liquidity purposes. For the year ended November 30, 2007, the interest income was favorably impacted by a higher level of Federal Funds sold, which was significantly greater in comparison to that of prior years as a result of the establishment of our liquidity reserve in the first half of 2007. See “—Liquidity and Capital Resources” for further discussion of our liquidity reserve.

Interest income is also influenced by the interest rate on interest-earning assets. Credit card loan receivables earn interest at fixed rates as well as floating rates that are aligned with the prime rate. Amounts due from asset securitization and Federal Funds sold earn interest at floating rates tied to short-term rates aligned with market indices. Accordingly, interest income earned on floating rate interest-earning assets is influenced by changes in the interest rate environment. Loan receivables are our largest asset. During the years ended November 30, 2007, 2006 and 2005, average credit card loan receivables earning interest at floating rates represented 45%, 52% and 50%, respectively, of total average loan receivables. The prime rate decreased 0.75% during the fourth quarter of 2007. The impact of this decline on interest income in 2007 was lessened due to the timing of the decrease in the prime rate and a shift to a higher percentage of fixed rate average loan receivables. Conversely, during 2006 and 2005, the prime rate increased 1.25% and 2.00%, respectively, which contributed favorably to interest income earned on the owned loan receivables, amounts due from asset securitizations and Federal Funds sold. Additionally, interest income in 2006 was further impacted by a higher percentage of loan receivables earning interest at floating rates.

Credit performance is another factor which influences interest income. As a result of the improved credit environment following the October 2005 effective date of the new U.S. bankruptcy legislation and our risk management practices, the number of cardmembers having lower risk profiles has increased. Generally, cardmembers with a lower risk profile have higher payment rates, resulting in a lower percentage of loan receivables on which interest is accrued. Although interest income is lower as a result, interest-related charge-offs, which are recorded as a reduction to interest income, are also lower. This was particularly evident following the October 2005 effective date of the new U.S. bankruptcy legislation. The differences in year-over-year comparisons have narrowed as charge-offs have increased from the levels seen at the initial time period following the legislation’s effective date. The interest billed and subsequently charged-off, net of recoveries, was 0.90% for both years ended November 30, 2007 and 2006 and 1.14% for the year ended November 30, 2005.

Interest-bearing liabilities reflect our funding requirements and consist of deposits and short- and long-term borrowings. Prior to the Distribution, interest-bearing liabilities also included borrowings from Morgan Stanley. We incur interest expense on our interest-bearing liabilities at fixed and floating rates. Accordingly, changes in the interest rate environment, changes in the percentage of floating rate interest-bearing liabilities and the replacement of maturing debt can impact interest expense. The floating rate average interest-bearing liabilities as a percentage of total average interest-bearing liabilities was approximately 48% during both years ended November 30, 2007 and 2006 and 41% during the year ended November 30, 2005. The level of average interest-bearing liabilities during 2007 was higher than prior year, reflecting the establishment of a liquidity reserve and growth in loan receivables. Accordingly, the level of floating rate average interest-bearing liabilities, specifically money market accounts, was higher as well. The increased levels of floating rate interest-bearing liabilities coupled with the higher interest rate environment in 2007 as compared to 2006, adversely impacted interest expense. In addition, the higher interest rate environment in 2007 also had a negative effect on the cost of issuing new fixed rate certificates of deposit to replace maturing certificates of deposit issued at lower, historical rates. Similarly, the increase in the percentage of floating rate average interest-bearing liabilities during the year ended November 30, 2006, as compared to 2005, adversely impacted interest expense due to a rising interest rate environment.

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

The following tables provide further analysis of net interest income, net interest margin and the impact of rate and volume changes for the years ended November 30 (dollars in thousands):

Average Balance Sheet Analysis

	2007			2006			2005
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Interest-earning deposits in other banks	$464,643	5.41%	$25,114	$1,101	3.78%	$42	$861	3.48%	$30
Federal Funds sold	4,737,859	5.10%	241,727	339,016	4.74%	16,055	562,278	3.16%	17,771
Commercial paper	15,434	5.26%	812	13,850	5.01%	693	13,955	3.07%	428
Investment securities	199,075	5.28%	10,502	55,476	5.46%	3,028	14,350	4.74%	680
Loans:(1)
Domestic
Credit cards	19,845,880	10.75%	2,134,188	19,120,946	10.50%	2,007,737	18,644,660	10.16%	1,893,681
Other consumer loans	101,904	6.32%	6,442	131,982	7.20%	9,501	231,093	7.51%	17,357

Total domestic	19,947,784	10.73%	2,140,630	19,252,928	10.48%	2,017,238	18,875,753	10.12%	1,911,038
International
Credit cards	2,968,163	9.42%	279,700	2,535,349	9.51%	241,205	1,286,976	9.63%	123,940
Other consumer loans	—	—	—	53,019	7.62%	4,040	135,494	7.72%	10,459

Total international	2,968,163	9.42%	279,700	2,588,368	9.47%	245,245	1,422,470	9.45%	134,399

Total loans	22,915,947	10.56%	2,420,330	21,841,296	10.36%	2,262,483	20,298,223	10.08%	2,045,437
Other interest-earning assets	3,318,661	5.72%	189,684	3,295,406	5.35%	176,225	2,894,064	3.82%	110,465

Total interest-earning assets	31,651,619	9.12%	2,888,169	25,546,145	9.62%	2,458,526	23,783,731	9.14%	2,174,811
Allowance for loan losses	(802,066)			(791,088)			(864,224)
Other assets	3,082,026			2,629,713			2,319,973

Total assets	$33,931,579			$27,384,770			$25,239,480

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(2)	$16,423,343	5.19%	851,987	$12,585,124	4.67%	587,243	$13,829,102	4.28%	591,338
Money market deposits	3,662,961	5.22%	191,389	1,683,975	4.88%	82,239	685,201	2.90%	19,885
Other interest-bearing deposits	36,748	3.26%	1,198	25,613	3.29%	844	6,038	1.01%	60

Total interest-bearing deposits	20,123,052	5.19%	1,044,574	14,294,712	4.69%	670,326	14,520,341	4.21%	611,283
Borrowings:
Short-term borrowings
Domestic	1,629,810	5.48%	89,312	2,334,648	5.03%	117,462	2,040,719	3.07%	62,686
International	2,341,140	6.10%	142,885	1,805,302	4.22%	76,258	998,431	4.49%	44,799

Total short-term borrowings	3,970,950	5.85%	232,197	4,139,950	4.68%	193,720	3,039,150	3.54%	107,485
Long-term borrowings
Domestic	1,459,114	6.13%	89,377	820,045	5.91%	48,492	817,224	5.41%	44,243
International	343,947	4.73%	16,267	576,276	4.77%	27,502	279,574	4.82%	13,468

Total long-term borrowings	1,803,061	5.86%	105,644	1,396,321	5.44%	75,994	1,096,798	5.26%	57,711

Total borrowings	5,774,011	5.85%	337,841	5,536,271	4.87%	269,714	4,135,948	3.99%	165,196

Total interest-bearing liabilities	25,897,063	5.34%	1,382,415	19,830,983	4.74%	940,040	18,656,289	4.16%	776,479
Other liabilities and stockholders’ equity	8,034,516			7,553,787			6,583,191

Total liabilities and stockholders’ equity	$33,931,579			$27,384,770			$25,239,480

Net interest income			$1,505,754			$1,518,486			$1,398,332

Net interest margin(3)		4.76%			5.94%			5.88%
Interest rate spread(4)		3.78%			4.88%			4.98%

(1)	Average balances of loan receivables include non-accruing loans and these loans are therefore included in the yield calculations. If these balances were excluded, there would not be a material impact on the amounts reported above.
(2)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.
(3)	Net interest margin represents net interest income as a percentage of total interest-earning assets.
(4)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	2007 vs. 2006			2006 vs. 2005
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Interest-earning deposits in other banks	$25,047	$25	$25,072	$10	$2	$12
Federal Funds sold	224,335	1,337	225,672	(8,616)	6,900	(1,716)
Commercial paper	82	37	119	(3)	268	265
Investment securities	7,578	(104)	7,474	2,230	118	2,348
Loans:
Domestic
Credit cards	77,242	49,209	126,451	49,079	64,977	114,056
Other consumer loans	(1,993)	(1,066)	(3,059)	(7,162)	(694)	(7,856)

Total domestic loans	75,249	48,143	123,392	41,917	64,283	106,200
International
Credit cards	40,807	(2,312)	38,495	118,784	(1,519)	117,265
Other consumer loans	(2,020)	(2,020)	(4,040)	(6,286)	(133)	(6,419)

Total international loans	38,787	(4,332)	34,455	112,498	(1,652)	110,846

Total loans	114,036	43,811	157,847	154,415	62,631	217,046
Other interest-earning assets	1,252	12,207	13,459	16,898	48,862	65,760

Total interest income	372,330	57,313	429,643	164,934	118,781	283,715
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	193,746	70,998	264,744	(55,602)	51,507	(4,095)
Money market deposits	103,023	6,127	109,150	42,463	19,891	62,354
Other interest-bearing deposits	363	(9)	354	461	323	784

Total interest-bearing deposits	297,132	77,116	374,248	(12,678)	71,721	59,043
Borrowings:
Short-term borrowings
Domestic	(37,903)	9,753	(28,150)	10,090	44,686	54,776
International	26,664	39,963	66,627	34,226	(2,767)	31,459

Total short-term borrowings	(11,239)	49,716	38,477	44,316	41,919	86,235
Long-term borrowings
Domestic	39,087	1,798	40,885	153	4,095	4,248
International	(10,990)	(245)	(11,235)	14,161	(126)	14,035

Total long-term borrowings	28,097	1,553	29,650	14,314	3,969	18,283

Total borrowings	16,858	51,269	68,127	58,630	45,888	104,518

Total interest expense	313,990	128,385	442,375	45,952	117,609	163,561

Net interest income	$58,340	$(71,072)	$(12,732)	$118,982	$1,172	$120,154

(1)	The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

For the year ended November 30, 2007, interest income increased $429.6 million, or 17%, as compared to the year ended November 30, 2006, due to higher average interest-earning assets of $6.1 billion offset by a 50 basis point decrease in interest yield. The level of interest-earning assets reflects higher Federal Funds sold associated with the establishment of a liquidity reserve, growth in credit card loan receivables and the inclusion of Goldfish loan receivables for a full twelve months. The interest yield for the year ended November 30, 2007, was adversely impacted by a higher mix of lower yielding Federal Funds sold associated with the establishment of the liquidity reserve. This was offset in part by the favorable impact of a higher comparative interest rate environment on floating rate assets, including domestic credit card loan receivables, amounts due from asset securitization and Federal Funds sold.

For the year ended November 30, 2007, interest expense increased $442.4 million, or 47%, as compared to the year ended November 30, 2006, due to a $6.1 billion increase in the level of average interest-bearing liabilities to support the increase in interest-earning assets and a 60 basis point increase in the average cost of funds. The higher cost of funds reflects the impact of the higher comparative interest rate environment on floating rate money market deposits and short-term borrowings, the replacement of maturing certificates of deposit with issuances having higher interest rates and the higher cost of funding following the Distribution.

For the year ended November 30, 2006, interest income increased $283.7 million, or 13%, as compared to the year ended November 30, 2005, due to higher average interest-earning assets of $1.8 billion and a 48 basis point increase in interest yield. The level of interest-earning assets reflects higher credit card loan receivables resulting from the acquisition of Goldfish and higher domestic sales volume, in addition to higher amounts due from asset securitization. The increase in the interest yield is largely attributable to improved credit quality on the domestic credit card loan receivables following the October 2005 effective date of the new U.S. bankruptcy legislation and the related lower level of interest charge-offs. The higher interest yield also reflects higher interest income on floating rate interest-earning assets resulting from the rising interest rate environment.

For the year ended November 30, 2006, interest expense increased $163.6 million, or 21%, as compared to the year ended November 30, 2005, due to a 58 basis point increase in the average cost of funds and a $1.2 billion increase in the level of average interest-bearing liabilities to support the increase in interest-earning assets. The increase in the average cost of funds reflects the effect of the rising interest rate environment on interest-bearing liabilities that are tied to floating rates. This effect was partially offset by the replacement of maturing brokered certificates of deposit with shorter-term instruments having lower costs. The increase in average interest-bearing liabilities consists of higher short-term notes payable to Morgan Stanley due to a lower level of U.K. securitized loans, higher money market accounts obtained from the Bank Deposit Program and higher Federal Funds purchased, specifically from Morgan Stanley Bank.

Maturities and Sensitivities of Loan Receivables to Changes in Interest Rates

Our loan receivables had the following maturity distribution(1) at November 30, 2007 (dollars in thousands):

	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Domestic:
Credit card	$4,961,352	$10,333,950	$5,050,485	$20,345,787
Commercial loans	72,686	124,948	36,502	234,136
Other consumer loans	2,574	80,034	168,586	251,194
International	672,368	1,521,498	929,312	3,123,178

Loan receivables	$5,708,980	$12,060,430	$6,184,885	$23,954,295

(1)	Because of the uncertainty regarding loan repayment patterns, which historically have been higher than contractually required minimum payments, this amount may not necessarily be indicative of our actual loan repayments.

At November 30, 2007, of our loan receivables due after one year, approximately $6.8 billion had interest rates tied to an index and approximately $11.4 billion were fixed rate loans.

Provision for Loan Losses

Provision for loan losses is the expense related to maintaining the allowance for loan losses at a level adequate to absorb the estimated probable losses in the loan portfolio at each period end date. Factors that influence the provision for loan losses include the level and direction of loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, bankruptcy trends, regulatory changes or new regulatory guidance, the seasoning of our loan portfolio, interest rate movements and their impact on consumer behavior, and changes in our loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio. We consider the credit quality of the loan portfolio in determining the allowance for loan losses. See “—Critical Accounting Policies” and Note 2: Summary of Significant Accounting Policies to the audited consolidated and combined financial statements for further discussion. Credit quality at any time reflects, among other factors, our credit granting practices and effectiveness of collection efforts, the impact of general economic conditions on the consumer, and the seasoning of the loans.

For the year ended November 30, 2007, the provision for loan losses increased $194.5 million, or 26%, as compared to the year ended November 30, 2006, reflecting a higher level of loan receivables and an increase in domestic delinquencies in the fourth quarter of 2007, as well as deteriorating credit quality in the international loan portfolio. For the year ended November 30, 2006, the provision for loan losses decreased $122.8 million, or 14%, as compared to the year ended November 30, 2005, reflecting improvements in domestic loan losses offset in part by higher losses on international loans. The decrease in net domestic charge-offs reflected an acceleration of charge-offs in 2005, resulting in lower amounts in 2006, as a result of a decline in bankruptcy receipts following the October 2005 effective date of the new U.S. bankruptcy legislation, and improved domestic credit and collection experience. In 2006, international loan net charge-offs include the impact of the Goldfish acquisition in February 2006.

Allowance for Loan Losses

The following table provides a summary of the allowance for loan losses (dollars in thousands):

	For the Years Ended November 30,
	2007	2006	2005	2004	2003
Balance at beginning of period	$832,483	$838,848	$942,721	$1,001,656	$927,351
Charge-offs:
Domestic	(839,091)	(852,636)	(1,076,179)	(1,061,084)	(1,246,954)
International	(221,785)	(148,794)	(68,177)	(58,655)	(56,181)

Total charge-offs	(1,060,876)	(1,001,430)	(1,144,356)	(1,119,739)	(1,303,135)
Recoveries:
Domestic	161,213	154,066	145,642	114,721	96,219
International	27,079	20,418	20,805	16,835	11,452

Total recoveries	188,292	174,484	166,447	131,556	107,671

Net charge-offs	(872,584)	(826,946)	(977,909)	(988,183)	(1,195,464)

Provision for loan losses:
Domestic	733,887	606,765	816,197	893,531	1,220,094
International	216,278	148,872	62,289	32,018	46,018

Total provision for loan losses	950,165	755,637	878,486	925,549	1,266,112
Other activity:
Domestic	—	—	(199)	—	—
International:
Reserves acquired(1)	—	55,499	—	—	—
Translation adjustments and other	6,780	9,445	(4,251)	3,699	3,656

Total other activity	6,780	64,944	(4,450)	3,699	3,656

Balance at end of period	$916,844	$832,483	$838,848	$942,721	$1,001,656

(1)	Acquired reserves related to the Goldfish acquisition.

The allowance for loan losses increased $84.4 million, or 10%, at November 30, 2007 as compared to November 30, 2006, reflecting a higher loan portfolio, deterioration in the consumer credit environment in the United Kingdom and higher domestic delinquencies. As a result of the higher domestic delinquencies specifically in the latter months of 2007 coupled with a higher loan portfolio at November 30, 2007, we increased our allowance for loan losses by $124 million in the fourth quarter of 2007, which accounted for more than the full year change. The allowance for loan losses decreased $6.4 million, or 1%, at November 30, 2006 as compared to November 30, 2005, reflecting improved domestic credit quality offset in part by a decline in international credit quality, recognition of reserves acquired with Goldfish and an increase in the loan portfolio. The factors impacting the changes in credit quality across these periods are discussed further in the net charge-offs and delinquency sections below.

The following table provides a summary of the composition of the allowance for loan losses (dollars in thousands):

	At November 30,
	2007		2006		2005		2004		2003
	$	% to Total	$	% to Total	$	% to Total	$	% to Total	$	% to Total
Domestic	$759,925	82.9%	$703,917	84.6%	$795,722	94.9%	$910,261	96.6%	$963,092	96.1%
International	156,919	17.1	128,566	15.4	43,126	5.1	32,460	3.4	38,564	3.9

Allowance for loan losses at end of period	$916,844	100.0%	$832,483	100.0%	$838,848	100.0%	$942,721	100.0%	$1,001,656	100.0%

The allowance for loan losses is a general allowance that is determined separately for the domestic and international loan portfolios. Accordingly, the percentage of the allowance for loan losses applicable to the domestic and international loan receivables will be a function of both the loan balances and credit quality of each portfolio. The percentage of the total allowance for loan losses applicable to the domestic loan portfolio declined to 82.9% at November 30, 2007 from 84.6% at November 30, 2006. This decrease reflected a higher allowance for loan losses on the international loan portfolio attributable to deteriorating credit quality and a higher level of loan receivables resulting from certain maturing securitizations being retained on the balance sheet. This was offset in part by an increase in the domestic loan portfolio. The percentage of the total allowance for losses applicable to the domestic loan portfolio declined to 84.6% at November 30, 2006 from 94.9% at November 30, 2005. This decrease was due to improved credit quality in the domestic loan portfolio as compared to deterioration in international loan credit quality and a slightly smaller relative percentage of the loan balances composed of domestic loans. In 2006, we recorded an acquired allowance for loan losses related to international loan portfolio acquisitions of $55.5 million.

Net Charge-offs

Our net charge-offs include the principal amount of losses charged-off less current period principal recoveries and exclude charged-off interest and fees, current period recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest and loan fee income for loan receivables and in securitization income for securitized loans while fraud losses are recorded in other expense. Credit card loans are charged-off at the end of the month during which an account becomes 180 days contractually past due, except in the case of cardmember bankruptcies and probate accounts. Cardmember bankruptcies and probate accounts are charged-off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day contractual time frame. The net charge-off rate is calculated by dividing net charge-offs for the period by the average loan receivables for the period.

The following table presents amounts and rates of net charge-offs of loan receivables (dollars in thousands):

	For the Years Ended November 30,
	2007		2006		2005		2004		2003
	$	%	$	%	$	%	$	%	$	%
Net Charge-offs
Domestic	$677,878	3.40%	$698,570	3.63%	$930,537	4.93%	$946,363	5.71%	$1,150,735	6.26%
International	194,706	6.56%	128,376	4.96%	47,372	3.33%	41,820	2.87%	44,729	2.78%

Total	$872,584	3.81%	$826,946	3.79%	$977,909	4.82%	$988,183	5.48%	$1,195,464	5.98%

The net charge-off rate on our total loan receivables increased 2 basis points for the year ended November 30, 2007 as compared to the year ended November 30, 2006, reflecting deteriorating credit quality in the international portfolio and the inclusion of Goldfish loan receivables for a full year, largely offset by sound credit performance in the domestic portfolio. The net charge-off rate on our loan receivables decreased 103 basis points for the year ended November 30, 2006 as compared to the prior year. The decrease reflected the acceleration of charge-offs in the domestic loan portfolio in 2005 related to new bankruptcy legislation, offset in part by deteriorating credit quality in the international portfolio and a higher percentage of international loan receivables in the portfolio as a result of the Goldfish acquisition.

The net charge-off rate on domestic loan receivables declined 23 basis points for the year ended November 30, 2007 as compared to the year ended November 30, 2006. This decline reflected a continued lower level of bankruptcy-related charge-offs following the October 2005 effective date of the new U.S. bankruptcy legislation, offset in part by a higher level of contractual charge-offs. The bankruptcy legislation, which made it more difficult for individuals to declare bankruptcy, resulted in a surge in bankruptcy receipts and related charge-offs in 2005 and early 2006. Accordingly, the year ended November 30, 2006 was adversely impacted by an elevated level of charge-offs in the first quarter. The net charge-off rate on domestic loan receivables declined 130 basis points for the year ended November 30, 2006 compared to the prior year, reflecting record low levels of bankruptcy charge-offs following the effective date of the legislation, as well as improved credit and collection experience.

The net charge-off rate on international loan receivables increased 160 basis points and 163 basis points for the years ended November 30, 2007 and 2006, respectively, as compared to prior respective periods. These increases were due to legislative changes in the United Kingdom that have led to increased bankruptcy and individual voluntary arrangement filings and a general deterioration in consumer credit quality in the United Kingdom. In addition, the year ended November 30, 2007 reflected the implementation of higher minimum payment requirements on certain accounts as well as a full year of charge-offs related to the Goldfish portfolio, which was acquired in February 2006.

Delinquencies

Delinquencies are an indicator of credit quality at any point in time. Loan balances are considered delinquent when contractual payments on the loan become 30 days past due.

The following table presents the amounts and delinquency rates of loan receivables over 30 days past due (dollars in thousands):

	At November 30,
Loans over 30 days delinquent	2007		2006		2005		2004		2003
	$	%	$	%	$	%	$	%	$	%
Domestic	$678,963	3.26%	$633,150	3.05%	$756,198	3.67%	$790,048	4.18%	$990,767	5.51%
International	153,337	4.91%	128,806	4.36%	77,919	3.55%	24,895	2.02%	39,351	2.84%

Total	$832,300	3.47%	$761,956	3.21%	$834,117	3.66%	$814,943	4.05%	$1,030,118	5.32%

The over 30 day delinquency rate of our total loan portfolio increased 26 basis points to 3.47% at November 30, 2007 as compared to November 30, 2006, reflecting higher delinquencies in both the domestic and international portfolios. The domestic over 30 day delinquency rate increased 21 basis points to 3.26% at November 30, 2007 as compared to prior year as a result of a weakening U.S. economy. The international over 30 day delinquency rate increased 55 basis points to 4.91% at November 30, 2007 as compared to prior year, reflecting deterioration in consumer credit quality in the United Kingdom and increases in minimum payment requirements on certain accounts.

The over 30 day delinquency rate of our total loan portfolio decreased 45 basis points at November 30, 2006 as compared to November 30, 2005, due to improved domestic credit quality partially offset by deteriorating international credit quality and a higher percentage of international loans in loan receivables. The over 30 day delinquency rate of our domestic loan receivables declined 62 basis points at November 30, 2006 compared to prior year due to improved credit quality and collection experience. The over 30 day delinquency rate of our international loan receivables increased 81 basis points at November 30, 2006 as compared to prior year due to a general deterioration in consumer credit quality in the United Kingdom. For 2006, the over 30 day delinquency rates include the impact of the acquisition of the Goldfish business in February 2006.

The following table presents the amounts and delinquency rates of loan receivables that are accruing interest and are over 90 days delinquent (dollars in thousands):

	At November 30,
Loans over 90 days delinquent and accruing interest	2007		2006		2005		2004		2003
	$	%	$	%	$	%	$	%	$	%
Domestic	$271,227	1.30%	$244,669	1.18%	$263,439	1.28%	$342,324	1.81%	$409,644	2.28%
International	49,438	1.58%	38,997	1.32%	26,640	1.29%	9,822	0.88%	12,767	0.95%

Total	$320,665	1.34%	$283,666	1.19%	$290,079	1.27%	$352,146	1.75%	$422,411	2.18%

These loans are included in loan receivables over 30 days delinquent and the related discussion thereof.

The following table presents the amounts and delinquency rates of loan receivables that are not accruing interest, regardless of delinquency (dollars in thousands):

	At November 30,
Loans not accruing interest	2007		2006		2005		2004		2003
	$	%	$	%	$	%	$	%	$	%
Domestic	$102,286	0.49%	$110,486	0.53%	$215,671	1.05%	$116,596	0.62%	$138,918	0.77%
International(1)	118,572	3.80%	143,435	4.86%	57,428	2.79%	16,467	1.47%	11,601	0.86%

Total	$220,858	0.92%	$253,921	1.07%	$273,099	1.20%	$133,063	0.66%	$150,519	0.78%

(1)	The increase in international loans not accruing interest beginning in 2006 is attributable to the acquisition of Goldfish.

Loan receivables are placed on non-accrual status upon receipt of notification of the bankruptcy or death of a cardmember and as part of certain collection processes. Our loan receivables not accruing interest at November 30, 2007 decreased 15 basis points to 0.92% as compared to November 30, 2006. This decrease was attributable to tighter collection strategies on the international portfolio. Our loans not accruing interest at November 30, 2006 decreased 13 basis points to 1.07% as compared to November 30, 2005, when domestic non-accrual loans were elevated due to the surge in bankruptcy receipts before the October 2005 effective date of the new U.S. bankruptcy legislation.

Other Income

The principal component of other income is securitization income. The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Years Ended November 30,			2007 vs. 2006 increase (decrease)		2006 vs. 2005 increase (decrease)
	2007	2006	2005	$	%	$	%
Securitization income	$2,384,487	$2,338,405	$1,608,928	$46,082	2%	$729,477	45%
Loan fee income	387,203	369,449	338,169	17,754	5%	31,280	9%
Discount and interchange revenue(1)	263,913	365,986	618,158	(102,073)	(28%)	(252,172)	(41%)
Insurance	202,164	188,160	168,791	14,004	7%	19,369	11%
Merchant fees	92,518	109,230	72,871	(16,712)	(15%)	36,359	50%
Transaction processing revenue	99,653	94,472	86,903	5,181	5%	7,569	9%
Other income	116,181	73,237	43,217	42,944	59%	30,020	69%

Total other income	$3,546,119	$3,538,939	$2,937,037	$7,180	0%	$601,902	20%

(1)	Net of rewards, including Cashback Bonus rewards, of $787 million, $767 million and $659 million for the years ended November 30, 2007, 2006 and 2005, respectively.

Total other income was relatively flat for the year ended November 30, 2007 as compared to the year ended November 30, 2006, as higher securitization income and other income were offset by lower discount and interchange revenue. Total other income increased $601.9 million, or 20%, for the year ended November 30, 2006 as compared to the year ended November 30, 2005, primarily related to higher securitization income.

Securitization income in 2006 benefited from a favorable revaluation of the interest-only strip receivable reflecting higher excess spread projections as a result of the new U.S. bankruptcy legislation which became effective in October 2005. Securitization income in 2005 was negatively impacted by the effect of the anticipated level of charge-offs on the projected excess spread which in turn adversely affected the valuation of the interest-only strip receivable.

For securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of our discount and interchange revenue to new securitization transactions. Within other income, this change to allocating discount and interchange revenue has the effect of decreasing discount and interchange revenue and increasing securitization income. The amount of discount and interchange revenue allocated to securitization income has increased since this change was made in 2004 and is expected to continue increasing as new transactions which include allocations are completed and securitization transactions that did not receive allocations mature. For the years ended November 30, 2007, 2006 and 2005, there were 69%, 54% and 22%, respectively, of average securitized loans to which discount and interchange revenue was allocated.

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

Securitization Income

Securitization income is a significant source of our income and is derived through asset securitizations and continued servicing of a portion of the credit card receivables we originated. The issuance of asset-backed securities to investors has the effect of removing the owned loan receivables from the consolidated and combined statements of financial condition. Also, portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer reported in our statements of income; however, they remain significant factors in determining securitization income we receive on our retained beneficial interest in those transactions. Investors in securitizations are allocated the cash flows derived from interest and loan fee revenue earned on securitized loans. In addition, for domestic securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of our discount and interchange revenue to new securitization transactions. These cash flows are used to pay investors in the transactions a contractual fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans, net of recoveries, and to pay us a contractual fee for servicing the securitized loans. Any excess cash flows remaining are paid to us. Both servicing fees and excess spread are recorded in securitization income. Securitization income also includes the net revaluation of the interest-only strip receivable and certain other retained interests, reflecting adjustments to the fair values of the retained interests that result from changes in the level of securitized loans and assumptions used to value the retained interests.

Securitization income is significantly influenced by the level of average securitized loans. For the years ended November 30, 2007, 2006 and 2005, the average securitized loans were $28.5 billion, $26.6 billion and $27.4 billion, respectively.

The table below presents the components of securitization income (dollars in thousands):

	For the Years Ended November 30,			2007 vs. 2006 increase (decrease)		2006 vs. 2005 increase (decrease)
	2007	2006	2005	$	%	$	%
Excess spread	$1,792,330	$1,662,355	$1,158,331	$129,975	8%	$504,024	44%
Servicing fees on securitized loans	569,215	535,985	548,694	33,230	6%	(12,709)	(2%)
Net revaluation of retained interests	44,878	159,442	(78,474)	(114,564)	(72%)	237,916	303%
Other (principally transaction costs)	(21,936)	(19,377)	(19,623)	(2,559)	(13%)	246	1%

Total securitization income	$2,384,487	$2,338,405	$1,608,928	$46,082	2%	$729,477	45%

For the year ended November 30, 2007, securitization income increased $46.1 million, or 2%, as compared to the year ended November 30, 2006. The increase reflects higher excess spread and servicing fees related to a higher level of average securitized loans, offset in part by a lower net revaluation of retained interests. For the year ended November 30, 2006, securitization income increased $729.5 million, or 45%, as compared to the year ended November 30, 2005. The increase reflects a higher excess spread on securitized loans and a higher net revaluation of the interest-only strip receivable, both of which were offset in part by a lower level of average securitized loans.

Excess spread. The following table provides the components of excess spread (dollars in thousands):

	For the Years Ended November 30,			2007 vs. 2006 increase (decrease)		2006 vs. 2005 increase (decrease)
	2007	2006	2005	$	%	$	%
Interest income on securitized loans	$3,972,350	$3,708,959	$3,529,586	$263,391	7%	$179,373	5%
Interest paid to investors in asset-backed securities	(1,593,373)	(1,397,549)	(1,024,618)	(195,824)	(14%)	(372,931)	(36%)

Net interest income	2,378,977	2,311,410	2,504,968	67,567	3%	(193,558)	(8%)
Other fee revenue on securitized loans(1)	1,203,245	1,032,937	713,650	170,308	16%	319,287	45%
Net charge-offs on securitized loans	(1,220,677)	(1,146,007)	(1,511,593)	(74,670)	(7%)	365,586	24%

Net revenues on securitized loans	2,361,545	2,198,340	1,707,025	163,205	7%	491,315	29%
Servicing fees on securitized loans	(569,215)	(535,985)	(548,694)	(33,230)	(6%)	12,709	2%

Excess spread	$1,792,330	$1,662,355	$1,158,331	$129,975	8%	$504,024	44%

(1)	Other fee income includes discount and interchange revenue, loan fee income and insurance (credit fee products) revenues.

For the year ended November 30, 2007, excess spread on securitized loans increased $130.0 million, or 8%, as compared to the year ended November 30, 2006, due primarily to a higher level of average securitized loans and other fee revenue on securitized loans resulting from the higher level of outstanding securitized loans receiving discount and interchange revenue. Although net interest income increased as a result of the higher level of average securitized loans, the net interest spread for the year ended November 30, 2007 was lower due to a higher rate of return paid on floating rate investor interests due to higher average LIBOR.

For the year ended November 30, 2006, excess spread on securitized loans increased $504.0 million, or 44%, as compared to the year ended November 30, 2005. The higher excess spread reflects lower net charge-offs and higher other fee revenue, partially offset by lower net interest income. The decrease in net charge-offs reflects the improved credit quality following the October 2005 effective date of the new U.S. bankruptcy legislation. The increase in other fee income reflects a higher level of outstanding securitized loans receiving merchant discount and interchange revenue. The decrease in net interest income is primarily attributable to a higher rate of return paid to investors reflecting the impact of the rising interest rate environment on floating rate investor interests.

Servicing fees on securitized loans. We are paid a servicing fee for the cash flows generated by the securitized loans. These cash flows include interest income and loan fee income as well as discount and interchange revenue for certain securitized loans. For the year ended November 30, 2007, servicing fees increased $33.2 million, or 6%, from the prior year due to a higher level of securitized loans. For the year ended November 30, 2006, servicing fees decreased $12.7 million, or 2% from the prior year due to a lower level of securitized loans in comparison to the prior year.

Net revaluation of retained interests. The components of net revaluation of retained interests are summarized in the table below (dollars in thousands):

	For the Years Ended November 30,			2007 vs. 2006 increase (decrease)	2006 vs. 2005 increase (decrease)
	2007	2006	2005	$	$
Initial gain on new securitization transactions	$122,949	$103,805	$81,947	$19,144	$21,858
Revaluation of retained interests	(78,071)	55,637	(160,421)	(133,708)	216,058

Net revaluation of retained interests	$44,878	$159,442	$(78,474)	$(114,564)	$237,916

The net revaluation of retained interests includes the initial gain on securitized loan receivables against which beneficial interests have been issued to third-parties and changes in the fair value of retained interests, principally the interest-only strip receivable. The net revaluation of the interest-only strip receivable represents changes in the estimated present value of certain components of excess spread on the securitized loans to be earned in the future. Changes in the maturity profile and the estimate of performance measures of the securitized loans, such as interest yield and charge-offs, as well as changes in the interest rate environment, can affect future excess spread projections and, accordingly, the net revaluation of the interest-only strip receivable.

The net revaluation of retained interests for the year ended November 30, 2007 decreased to $44.9 million as compared to $159.4 million for the year ended November 30, 2006. The negative net revaluation of retained interests of $78.1 million for the year ended November 30, 2007 was primarily attributable to net gain amortization related to the maturity of securitization transactions. This was offset in part by higher projected excess spread at November 30, 2007, reflecting the lower absolute interest rate environment as compared to that assumed at prior year end. The year ended November 30, 2007 also reflected a higher initial gain as a result of a higher level of new securitization transactions as compared to the year ended November 30, 2006.

The net revaluation of retained interests for the year ended November 30, 2006 increased to $159.4 million as compared to a net negative revaluation of $78.5 million for the year ended November 30, 2005. The net positive revaluation of retained interests for the year ended November 30, 2006 was favorably impacted by the effect of lower charge-offs following the October 2005 effective date of the new U.S. bankruptcy legislation on the interest-only strip receivable. Additionally, during the year ended November 30, 2006, there was a higher level of new credit card securitization transactions as compared to the year ended November 30, 2005, as well as a decrease in net gain amortization related to prior securitization transactions.

Loan Fee Income

Loan fee income consists primarily of fees on credit card loans and includes late, overlimit, balance transfer, cash advance and other miscellaneous fees. Loan fee income increased $17.8 million, or 5%, for the year ended November 30, 2007 as compared to November 30, 2006, reflecting higher balance transfer fees partially offset by lower late and overlimit fees. Loan fee income increased $31.3 million, or 9%, for the year ended November 30, 2006 as compared to the year ended November 30, 2005, primarily due to portfolio growth in the United Kingdom related to the Goldfish acquisition as well as lower fee net charge-offs and waivers and higher balance transfer fees in the United States.

Discount and Interchange Revenue

Discount and interchange revenue includes discount revenue and acquirer interchange net of interchange paid to third-party issuers in the United States, and issuer interchange revenue in the United Kingdom. In the United States, we earn discount revenue from fees charged to merchants with whom we have entered into card acceptance agreements for processing cardmember purchase transactions and acquirer interchange revenue from merchant acquirers on all Discover Network card transactions made by cardholders at merchants with whom merchant acquirers have entered into card acceptance agreements for processing cardholder purchase transactions. We incur an interchange cost to card issuing entities that have entered into contractual arrangements to issue cards on the Discover Network. This cost is contractually established and is based on the card issuing organizations’ transaction volume and is reported as a reduction to discount and interchange revenue. In the United Kingdom, where we issue MasterCard and Visa branded cards, we earn interchange revenue from transactions processed by those networks. We offer our cardmembers various reward programs, including the Cashback Bonus reward program, pursuant to which we pay certain cardmembers a percentage of their purchase amounts based on the type and volume of the cardmember’s purchases. Reward costs are recorded as a reduction to discount and interchange revenue. For securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of discount and interchange revenue to new securitization transactions, which results in a decrease in discount and interchange revenue and an increase in securitization income. However, cardmember rewards costs associated with the securitized loans are not allocated to investor interests, and as such, do not impact securitization income.

Discount and interchange revenue decreased $102.1 million, or 28%, for the year ended November 30, 2007 as compared to the year ended November 30, 2006, due to higher allocations to securitized loans which have the effect of reclassifying discount and interchange revenue to securitization income and higher cardmember rewards, partially offset by an increase in discount and interchange revenue earned related to increased sales volume. The increase in allocations to securitized loans was due to a higher level of outstanding securitized loans receiving allocations than in 2006. The increase in cardmember rewards reflected higher sales volume.

Discount and interchange revenue decreased $252.2 million, or 41%, for the year ended November 30, 2006 as compared to the year ended November 30, 2005, due to higher allocations to securitized loans which have the effect of reclassifying discount and interchange revenue to securitization income, and due to higher cardmember rewards partially offset by an increase in discount and interchange revenue earned. The increase in allocations to securitized loans was due to a higher level of outstanding securitized loans receiving allocations than in 2005. This adverse effect on discount and interchange revenue was partially offset by higher sales volume in 2006 reflecting increased cardmember usage and the acquisition of Goldfish in February 2006. The increase in cardmember rewards reflected higher sales volume and the impact of promotional programs which offer certain cardmembers additional rewards for various types of purchases.

Insurance (Credit Fee Products)

We earn revenue primarily related to fees received for marketing credit-related ancillary products including insurance, debt deferment/debt cancellation contracts and credit protection services to cardmembers. The amount of revenue recorded is based on the terms of the insurance policies and contracts with third-party providers. We do not retain any significant underwriting loss exposure. We recognize this income over the policy or contract period as earned. Insurance income increased $14.0 million, or 7%, for the year ended November 30, 2007, as compared to the year ended November 30, 2006, primarily related to higher credit protection revenue. Insurance income increased $19.4 million, or 11%, for the year ended November 30, 2006 as compared to the year ended November 30, 2005, primarily related to increased cardmember participation resulting from the Goldfish acquisition.

Merchant Fees

Merchant fees consist primarily of fees charged to merchants for various services including manual authorization of transactions and delivery of hardcopy statements. Merchant fees decreased $16.7 million, or 15%, for the year ended November 30, 2007 as compared to November 30, 2006 due to increased outsourcing to merchant acquirers. Merchant fees increased $36.4 million, or 50%, for the year ended November 30, 2006 as compared to the year ended November 30, 2005, due to an increase in pricing on certain fees. As merchant acquiring portfolios are sold to third-party merchant acquirers, this revenue will decrease along with associated costs.

Transaction Processing Revenue

Transaction processing revenues include switch fees charged to financial institutions for accessing the PULSE Network to process transactions and various participation and membership fees. Switch fees are charged on a per transaction basis. Transactions processing revenue increased $5.2 million, or 5%, for the year ended November 30, 2007 as compared to November 30, 2006, primarily due to increased volumes partially offset by pricing incentives. Transaction processing revenue increased $7.6 million, or 9%, for the year ended November 30, 2006 as compared to the year ended November 30, 2005, related to an increased volume of transactions processed on the network. Transaction processing revenue was a new revenue source in 2005 introduced by our acquisition of PULSE in January 2005.

Other Income

Other income includes revenues on various fee-based products, revenues from the referral of declined applications to certain third-party issuers on the Discover Network, unrealized gains and losses related to derivative contracts, gains on sales of mortgage loans, investment gains and losses, and other miscellaneous revenue items. Other income increased $42.9 million, or 59%, for the year ended November 30, 2007 as compared to November 30, 2006 related to gains from sales of merchant contracts and revenue from the referral of declined applications. This increase was partially offset by losses recorded in recognizing our interest rate swap agreements at their fair values prior to re-designation of hedge accounting in the third quarter of 2007. Other income increased $30.0 million, or 69%, for the year ended November 30, 2006 as compared to the year ended November 30, 2005, primarily related to increased revenue from the referral of declined applications and an increase in unrealized gains on derivative transactions.

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Years Ended November 30,			2007 vs. 2006 increase (decrease)		2006 vs. 2005 increase (decrease)
	2007	2006	2005	$	%	$	%
Employee compensation and benefits	$922,089	$933,196	$869,635	$(11,107)	(1%)	$63,561	7%
Marketing and business development	610,205	603,556	586,801	6,649	1%	16,755	3%
Information processing and communications	388,065	387,595	353,054	470	0%	34,541	10%
Professional fees	391,024	367,769	292,966	23,255	6%	74,803	26%
Premises and equipment	91,531	92,278	91,032	(747)	(1%)	1,246	1%
Goodwill and intangible impairment loss(1)	391,119	—	—	391,119	NM	—	—
Other expense	362,479	335,089	339,139	27,390	8%	(4,050)	(1%)

Total other expense(1)	$3,156,512	$2,719,483	$2,532,627	$437,029	16%	$186,856	7%

(1)	2007 includes a $391 million non-cash impairment charge related to our International Card segment.

Total other expense increased $437.0 million, or 16%, for the year ended November 30, 2007, as compared to the year ended November 30, 2006, primarily related to a $391 million goodwill and intangible impairment loss in November 2007. Total other expense increased $186.9 million, or 7%, for the year ended November 30, 2006 as compared to the year ended November 30, 2005, primarily related to higher employee compensation and benefits and professional fees.

Employee Compensation and Benefits

Employee compensation and benefits decreased $11.1 million, or 1%, for the year ended November 30, 2007 as compared to the year ended November 30, 2006, primarily related to a decrease in overhead allocations from Morgan Stanley as a result of the Distribution and lower benefit and commission costs partially offset by higher salaries and higher amortization related to Founder’s Grant awards. Employee compensation and benefits increased $63.6 million, or 7%, for the year ended November 30, 2006 as compared to the year ended November 30, 2005, primarily related to additional employees acquired with the Goldfish business, increased employee salary levels and benefit costs and incremental compensation related to equity awards granted to our retirement-eligible employees.

Marketing and Business Development

Marketing and business development increased $6.6 million, or 1%, for the year ended November 30, 2007 as compared to the year ended November 30, 2006, related to increased acquisition spending partially offset by reduced advertising. Marketing and business development increased $16.8 million, or 3%, for the year ended November 30, 2006 as compared to the year ended November 30, 2005, due to increased acquisition expenses related to the launch of the Discover Business Card and other new products and management’s continued focus on receivables growth.

Information Processing and Communications

Information processing and communications for the year ended November 30, 2007 was relatively unchanged as compared to the year ended November 30, 2006. Information processing and communications increased $34.5 million, or 10%, for the year ended November 30, 2006 as compared to the year ended November 30, 2005, primarily related to additional processing costs as a result of the Goldfish acquisition and increased transaction volume on the PULSE Network.

Professional Fees

Professional fees increased $23.3 million, or 6%, for the year ended November 30, 2007 as compared to the year ended November 30, 2006, primarily due to spin-off related costs partially offset by lower overhead allocations from Morgan Stanley as a result of the Distribution. Professional fees increased $74.8 million, or 26%, for the year ended November 30, 2006 as compared to the year ended November 30, 2005, primarily related to increased legal fees and consulting costs. The increase in legal fees was primarily driven by costs associated with our lawsuit against Visa and MasterCard. Consulting costs increased due to investments in the Discover Business Card and various other business initiatives.

Premises and Equipment

Premises and equipment decreased $0.7 million, or 1%, for the year ended November 30, 2007 as compared to the year ended November 30, 2006, and increased $1.2 million, or 1%, for the year ended November 30, 2006 as compared to the year ended November 30, 2005, See Note 7: Premises and Equipment to the audited consolidated and combined financial statements for further information related to premises and equipment.

Goodwill and Intangible Impairment Loss

For the year ended November 30, 2007, a non-cash impairment charge of $391 million was recorded in the International Card segment, related to our Goldfish business in the United Kingdom. The charge was comprised of a $291 million goodwill impairment, a $55 million impairment of trade name intangibles and a $45 million impairment of purchased credit cardholder relationships (“PCCRs”). There were no such impairment charges in either of the two prior years.

Management completed a strategic review of the International Card segment in the fourth quarter of 2007. As a result, management revised its long-range projections for the International Card segment, and these projections were used as the basis for a revised estimate of the segment’s fair value.

The International Card segment comprises a single reporting unit for purposes of goodwill allocation under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”). The carrying value of this reporting unit was in excess of its revised estimated fair value, indicating that goodwill was impaired. Based on evaluation of the estimated fair values of the individual assets and liabilities of the reporting unit, management concluded that goodwill had an implied fair value of zero, and accordingly, the $291 million carrying value of goodwill associated with this reporting unit was written off.

In conjunction with the strategic review and prior to testing goodwill for impairment, management evaluated the PCCRs and trade name intangibles associated with the International Card segment to determine whether the carrying values of those assets were recoverable from the future cash flow estimates indicated by the revised long-term projections. Based on those evaluations, neither asset group was deemed to be entirely recoverable from expected future cash flows, and accordingly, each was written down to its estimated fair value as required by Statement No. 142. These write downs, totaling $100 million before taxes, consisted of $45 million related to PCCRs and $55 million related to trade name intangibles. See Note 9: Goodwill and Note 10: Other Intangible Assets to the audited consolidated and combined financial statements for further details concerning these impairment charges.

Other Expense

Other expense increased $27.4 million, or 8%, for the year ended November 30, 2007 as compared to the year ended November 30, 2006, primarily related to higher fraud expense and higher transactional related tax expense related to the International Card segment. Other expense decreased $4.0 million, or 1%, for the year ended November 30, 2006 as compared to the year ended November 30, 2005, primarily related to lower fraud expense and legal accruals partially offset by higher franchise taxes, amortization of intangibles and cost associated with new account acquisitions.

Income Tax Expense

Income tax expense decreased $149.1 million, or 29%, for the year ended November 30, 2007 as compared to the year ended November 30, 2006, reflecting a decrease in pretax income partially offset by a higher effective tax rate. The effective tax rate increased to 37.7% for the year ended November 30, 2007 from 32.0% for the year ended November 30, 2006. The year ended November 30, 2006 benefited from a favorable resolution of tax examination issues addressed during the course of a federal tax audit for the years 1997 through 1998 and the favorable settlement of state tax matters. The year ended November 30, 2007, includes the impact of filing state combined returns exclusive of Morgan Stanley as well as the International Card segment impairment and rewards program benefits. Income tax expense increased $159.3 million, or 46%, for the year ended November 30, 2006 as compared to the year ended November 30, 2005, reflecting an increase in pretax income partially offset by a lower effective tax rate. The effective tax rate decreased to 32.0% for the year ended November 30, 2006 from 37.5% for the year ended November 30, 2005, primarily related to the favorable resolution of tax examination issues addressed during the course of a federal tax audit for the years 1997 through 1998 as well as the favorable settlement of state tax matters.

Quarterly Results

The following table presents results on a quarterly basis (dollars in thousands):

For the Three Months Ended	November 30, 2007	August 31, 2007	May 31, 2007	February 28, 2007
Interest income	$748,889	$755,610	$703,365	$680,305
Interest expense	400,734	361,469	336,253	283,959

Net interest income	348,155	394,141	367,112	396,346
Provision for loan losses	339,916	211,576	203,287	195,386
Other income	1,003,251	845,498	871,693	825,677
Other expense(1)	1,099,495	698,849	702,992	655,176

Income before income tax expense (benefit)(1)	(88,005)	329,214	332,526	371,461
Income tax expense (benefit)(1)	(31,521)	126,974	123,284	137,829

Net income (loss)(1)	$(56,484)	$202,240	$209,242	$233,632

(1)	November 30, 2007 includes a $391 million pretax ($279 million after tax) non-cash impairment charge related to our International Card segment.

Liquidity and Capital Resources

We seek to maintain liquidity, capital and funding policies that ensure our credit ratings and bank capitalization levels are sufficient to provide cost effective access to debt and deposit markets thus providing sufficient liquidity to fund our business. Our liquidity and funding risk management policies are designed to mitigate the risk that we may be unable to access adequate financing to service our financial obligations when they come due. Liquidity risk is addressed through various funding criteria and targets that guide our access to the long-term and short-term debt capital markets, the maturity profile of our liabilities, the diversity of our funding sources and investor base, as well as the level of our liquidity reserve as part of a contingency funding plan. We attempt to ensure that the maturity of our liabilities equals or exceeds the expected holding period of the assets being financed.

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

In light of the Distribution, total intercompany balances from Morgan Stanley were entirely replaced with certificates of deposit, external deposits from broker-dealers, external secured borrowings, unsecured long-term debt and asset-backed financing. In June 2007, funding sourced through the Morgan Stanley Global Wealth Management Bank Deposit Program was replaced through the issuance of deposits and the use of alternative external broker-dealer client funds deposited into Discover Bank. Also in June, we facilitated the repayment of short- and long-term borrowings from Morgan Stanley through the issuance of new debt. Specifically, we replaced short-term borrowings related to our cash collateral accounts with external secured financing arrangements, and short-term borrowings related to our fixed assets with our own long-term debt. In June 2007, we also structured external secured financing agreements to replace short- and long-term borrowings related to our International Card segment.

Management has implemented liquidity and capital management policies which seek to provide us with adequate access to and supply of funding through the business cycle. Accordingly, management has maintained an investment grade rating at Discover Bank and received an investment grade rating for Discover Financial Services following the Distribution. Discover Bank has maintained its BBB rating from S&P and has been assigned a Baa2 deposit and Baa2 senior unsecured rating from Moody’s and a BBB rating from Fitch. Discover Financial Services has been assigned a BBB- long-term rating from S&P, a Baa3 senior unsecured rating from Moody’s and a BBB long-term rating from Fitch.

In light of the Distribution, we modified our Contingency Funding Plan (“CFP”) to eliminate reliance on Morgan Stanley sourced funding while limiting our access to the asset-backed and certificate of deposit markets. Our CFP model incorporates a wide range of potential cash outflows during a liquidity stress event, including, but not limited to: (i) repayment of all debt maturing within one year; (ii) expected funding requirements from receivable growth and/or volatility; and (iii) customer cash withdrawals from interest-bearing deposits. If we are unable to continue to securitize our credit card receivables at acceptable pricing levels, or at all, including by reason of the early amortization of any of our securitization transactions, we would seek to liquidate investment securities, increase bank deposits and use alternative funding sources (such as federal funds, bank notes, and unsecured debt) to fund increases in loan receivables and meet our other liquidity needs.

By June 30, 2007, in anticipation of the Distribution, we enhanced our liquidity by increasing the amount of our liquidity reserve to target $5 billion (with a $5.1 billion balance as of June 30, 2007), increasing committed undrawn securitization conduit facilities to approximately $2.4 billion and negotiating a $2.5 billion unsecured committed credit facility that became effective on July 2, 2007. Through the establishment of these liquidity sources, we expect to manage a CFP that is designed to withstand a Discover stress event characterized by limited access to the brokered deposit and asset-backed securitization markets.

Throughout the second half of 2007, the ongoing disruptions in the debt and asset-backed capital markets caused the LIBOR and asset-backed commercial paper rates to rise, credit spreads to widen materially and reduced availability of new issuance in some funding markets. In response to various liquidity events, our senior management increased liquidity targets. As of November 30, 2007, our contingent sources included approximately $8.3 billion in our liquidity reserve (primarily invested in Fed Funds sold and bank deposits), $1.9 billion of unutilized commitments from third-party commercial paper asset-backed conduits for securitization funding, and $2.5 billion of unsecured committed credit. In addition, we had AAA note issuance capacity of $2.75 billion in the Discover Card Execution Note Trust structure.

Our consolidated statement of financial condition at November 30, 2007 consisted primarily of credit card loan receivables, of which 87% were originated in the U.S. and 13% in the United Kingdom. The balance of credit card receivables fluctuates from time to time due to trends in credit card spending and payments, as well as the issuance of new securitization transactions and maturities of existing securitization transactions. Our credit card loan receivables provide us with flexibility in financing and managing our business, as the market for financing credit card loan receivables is generally large and active.

Equity Capital Management. Our senior management views equity capital as an important source of financial strength. We determine the level of capital necessary to support our business based on our managed credit card loan receivables, goodwill and other intangible assets, taking into account, among other things, regulatory requirements, rating agency guidelines and internally managed requirements to sustain growth. At the time of the Distribution, we targeted approximately $5.5 billion of capital as appropriate to support the Distribution, made a dividend of $350 million in June 2007 to Morgan Stanley, and received an equity infusion from Morgan Stanley in the amount of $135 million to further adjust our capital to its appropriate level.

Under regulatory capital requirements adopted by the FDIC and other bank regulatory agencies, FDIC-insured financial institutions must maintain minimum levels of capital that are dependent upon the risk of the financial institutions assets, specifically (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% to 6% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”)

and (c) 8% to 10% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At November 30, 2007, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of Discover Bank as well as our other FDIC-insured financial institution, Bank of New Castle, exceeded these regulatory minimums.

Dividend Policy. Although we intend to reinvest a substantial portion of our earnings in our business, we intend to continue to pay a regular quarterly cash dividend on our common stock, subject to the approval of our Board of Directors. The declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that we will declare and pay any dividends. In addition, as a result of applicable banking regulations and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may further be limited.

Stock Repurchase Program. On December 3, 2007, Discover Financial Services announced that its Board of Directors authorized the repurchase of up to $1 billion of Discover Financial Services’ outstanding stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time.

Special Dividend. On June 19, 2007, we declared a special dividend to Morgan Stanley. Pursuant to the special dividend, upon resolution of our outstanding litigation with Visa U.S.A., Inc. and MasterCard Worldwide, after expenses incurred by us in connection with such litigation, we are required to pay Morgan Stanley (1) the first $700 million of value of cash or non-cash proceeds (increased at the rate of 6% per annum until paid in full) (the “minimum proceeds”) and (2) 50% of any proceeds in excess of $1.5 billion, subject to certain limitations and a maximum potential payment to Morgan Stanley of $1.5 billion. All payments by us to Morgan Stanley will be net of taxes payable by us with respect to such proceeds. If, in connection with or following a change in control of our company, the litigation is settled for an amount less than minimum proceeds, we are required to pay Morgan Stanley an amount equal to the minimum proceeds. A copy of the special dividend is attached as Schedule 2 to the Separation and Distribution Agreement between Morgan Stanley and us that was filed by us on a Current Report on Form 8-K on July 5, 2007.

Short-Term Borrowings. Short-term borrowings consist of term, overnight Federal Funds purchased and other short-term borrowings with original maturities less than one year.

The following table identifies the balances and weighted average interest rates on short-term borrowings outstanding at and for the years ended (dollars in thousands):

	November 30, 2007			November 30, 2006			November 30, 2005
	Maximum Month- End Balance During Year	Year-End Amount	Year-End Weighted Average Interest Rate	Maximum Month- End Balance During Year	Year-End Amount	Year-End Weighted Average Interest Rate	Maximum Month End Balance During Year	Year-End Amount	Year-End Weighted Average Interest Rate
Domestic:
Overnight Federal Funds purchased	$3,430,000	$250,000	4.68%	$3,000,000	$3,000,000	5.31%	$934,000	$—	—
Term Federal Funds purchased	$540,000	—	—	$1,769,000	100,000	5.35%	$1,865,000	—	—
Other short-term borrowings	$2,106,124	—	—	$4,655,321	1,811,124	5.46%	$3,447,064	1,845,910	4.20%
International:
Other short-term borrowings	$3,052,739	2,925,426	6.11%	$2,186,646	1,828,554	5.25%	$1,927,150	1,927,150	4.81%

Total short-term borrowings		$3,175,426	5.99%		$6,739,678	5.34%		$3,773,060	4.51%

On June 20, 2007, we received proceeds of $2.7 billion related to the issuance of debt by unrelated conduit providers. The transaction was structured as a borrowing secured by the performance of the owned credit card receivables of the International Card segment. The financing arrangement, which has a flexible term of up to 364 days, facilitated the pay down of short-term and long-term borrowings with Morgan Stanley. As of November 30, 2007, the balance of this structured secured borrowing was $2.9 billion.

Deposits. We utilize deposits to diversify funding sources and to reduce our reliance on short-term credit-sensitive funding sources, thus enhancing our liquidity position. We obtain our deposits through various channels: direct retail certificates of deposit and money market accounts, retail and institutional brokerage arrangements and money market accounts, under which we receive funds swept through external third-parties. Direct consumer retail deposits are marketed to and received from individual customers, without the use of a third-party intermediary, and are an important, stable funding source that typically reacts more slowly to interest rate changes than other deposits. Brokered deposits are deposits placed to consumers through registered brokers. These deposits typically provide funding with maturities ranging from one month to ten years. Total interest-bearing deposits of $24.6 billion increased $11.4 billion from November 30, 2006. The increase from prior year-end reflected the replacement of funding sourced from Morgan Stanley to funding sourced by us in anticipation of the Distribution. In addition, the increase in deposits also financed the increase in our liquidity portfolio. At November 30, 2007, the weighted average maturity of all certificates of deposit was approximately 22 months.

Prior to the Distribution, Discover Bank received funds from Morgan Stanley sourced money market accounts obtained through the Morgan Stanley Global Wealth Management Bank Deposit Program, under which we received funds swept directly from certain Morgan Stanley Global Wealth Management clients. We began participating in this program in the second quarter of 2006, accumulating a balance of $3.0 billion by May 31, 2007. Morgan Stanley subsequently withdrew all these deposits on June 11, 2007, in anticipation of the Distribution. Beginning in the second quarter of 2007, Discover Bank entered into similar agreements with third parties, accumulating balances of $2.9 billion in aggregate at November 30, 2007.

The following table summarizes the remaining maturities of our interest-bearing deposits at November 30, 2007 (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000	$19,385,024	$2,532,031	$2,120,911	$4,632,848	$10,099,234
Certificates of deposit in amounts of $100,000 or greater	775,717	408,572	47,275	130,801	189,069
Savings deposits, including money market deposit accounts	4,482,776	4,482,776	—	—	—

Total interest-bearing deposits	$24,643,517	$7,423,379	$2,168,186	$4,763,649	$10,288,303

Long-Term Debt and Bank Notes. An additional source of funding is provided by our Global Bank Note Program. The program was launched in 2004 by Discover Bank. Bank notes may be issued under this program with maturities of thirty days or more from the date of issuance. At November 30, 2007 and 2006, we had $250 million par value in bank notes outstanding which mature in February 2009.

On June 12, 2007, we received proceeds on the issuance of $800 million par value of unsecured debt to external third parties. The financing is comprised of $400 million having a three-year maturity with a floating coupon and $400 million with a ten-year maturity with a fixed coupon. The transaction provided additional liquidity to us to support funding requirements of our subsidiaries.

Securitization Financing. We also generate a significant portion of our funding through the securitization of credit card loan receivables utilizing non-consolidated securitization trusts. Securitized loans against which beneficial interests have been issued are accounted for as sold and, accordingly, are removed from the consolidated and combined statements of financial condition. We have historically securitized between approximately 50% and 60% of our managed credit card loan receivables.

We utilize both the term securitization market as well as the privately placed asset-backed commercial paper conduit financing market. Outstanding term financing and asset-backed commercial paper conduit financing at November 30, 2007 were $25.0 billion and $3.2 billion, respectively. At November 30, 2007, we had $1.9 billion in unused asset-backed commercial paper conduit capacity.

The following table summarizes expected maturities of the investors’ interests in securitizations at November 30, 2007 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Expected maturities of the investors’ interest in securitizations	$28,212,725	$8,338,929	$11,069,512	$6,024,511	$2,779,773

We access the term asset securitization market through the Discover Card Master Trust I and, beginning July 26, 2007, the Discover Card Execution Note Trust using receivables generated by our U.S. Card business. Through the Discover Card Master Trust I, we have been using a structure utilizing Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates and a cash collateral account. The Discover Card Execution Note Trust includes three classes of securities sold to investors, the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated, classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated classes of notes.

As of November 30, 2007, cash collateral accounts underlying the securitization transactions of Discover Card Master Trust I had a balance of $1.8 billion. Discover Financial Services financed $1.7 billion of cash collateral accounts (reflected in amounts due from asset securitizations in the consolidated and combined statements of financial condition). The rights to repayment of a portion of the cash collateral account loans have been sold to a special purpose subsidiary, DRFC Funding LLC, as part of a $1.1 billion secured financing and are not expected to be available to creditors of Discover Financial Services.

The following table summarizes estimated maturities of the cash collateral accounts at November 30, 2007 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Estimated maturities of cash collateral accounts	$1,665,734	$561,209	$636,824	$315,956	$151,745

In our International Card segment, we access the term asset-backed securitization market through the Cumbernauld Funding plc master trust. Through this trust, we have traditionally utilized a structure having Class A, triple-A rated notes, with credit enhancement provided by subordination through the over collateralization of receivables and a cash collateral account.

The securitization structures include certain features designed to protect investors that could result in earlier-than-expected amortization of the transactions, accelerating the need for alternative funding. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements (“economic early amortization”). In the event of an economic early amortization (which would occur if the excess spread falls below 0% for a contractually specified period, generally a three-month average), the receivables that otherwise would have been subsequently purchased by the trust from us would instead continue to be recognized on our statement of financial condition since the cash flows generated in the trust would instead be used to repay investors in the asset-backed securities. As of November 30, 2007, no economic early amortization events have occurred. The table below provides information concerning investor interest and related excess spreads at November 30, 2007 (dollars in thousands):

	Investor Interest	# of Series Outstanding	3-Month Rolling Average Excess Spread
Interchange series(1)	$17,043,165	19	8.53%
Non-interchange series	6,970,508	7	5.16%

Discover Card Master Trust I	24,013,673	26	5.16%
Discover Card Execution Note Trust	2,965,000	6	7.82%
Cumbernauld Funding plc	1,234,052	1	3.81%

Total Company	$28,212,725	33

(1)	Discover Card Master Trust I certificates issued subsequent to and including series 2004-1 include cash flows derived from discount and interchange revenue earned by Discover Bank.

Secured Committed Credit Facilities. The maintenance of revolving committed credit agreements serves to further diversify our funding sources. In connection with our asset securitization program, we have access to committed undrawn funding capacity through third-party bank-sponsored securitization conduits to support credit card loan receivables funding requirements. At November 30, 2007, these conduits totaled $5.1 billion, of which $1.9 billion was unused. These facilities are 364-day agreements and are reviewed for renewal annually.

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

Off-Balance Sheet Arrangements

See “—Liquidity and Capital Resources—Securitization Financing.”

Guarantees

Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, equity security of a guaranteed party, rate or index. Our guarantees relate to certain representations and warranties made with regard to securitized loans, transactions processed through the Discover Network and cardmember-related services provided to U.K. cardmembers. Also included in guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement. At November 30, 2007, we had not recorded any contingent liabilities in our consolidated statement of financial condition related to these transactions. See Note 20: Commitments, Contingencies and Guarantees for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at November 30, 2007, include long-term borrowings, operating and capital lease obligations. Our future cash payments associated with our contractual obligations as of November 30, 2007 are summarized below (dollars in thousands):

		Payments Due By Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	More Than Five Years
Deposits(1)	$24,725,401	$14,151,984	$7,883,949	$1,508,513	$1,180,955
Bank notes(2)	250,000	—	250,000	—	—
Secured borrowings(3)	1,080,063	397,606	376,141	306,316	—
Unsecured borrowings(4)	800,000	—	400,000	—	400,000
Capital lease obligations(5)	4,952	1,306	2,871	775	—
Operating leases(5)	30,786	7,623	13,962	6,787	2,414
Interest payments on fixed rate debt	245,888	25,800	51,600	51,600	116,888

Total contractual obligations	$27,137,090	$14,584,319	$8,978,523	$1,873,991	$1,700,257

(1)	See Note 11: Deposits to the audited consolidated and combined financial statements for further information concerning our deposits. The certificates of deposit accrue interest at fixed rates. All other interest-bearing deposits accrue interest at variable rates.
(2)	See Note 13: Long-Term Borrowings to the audited consolidated and combined financial statements for further discussion. Total future payment of interest charges is estimated to be $15.3 million as of November 30, 2007, utilizing the current interest rate of 5.03% at November 30, 2007.
(3)	Interest charges on secured borrowings, of which the full repayment is dependent upon the available balances of the cash collateral accounts at the maturities of the underlying securitization transactions, are based on a fifty basis point spread over monthly commercial paper issuance costs. See Note 13: Long-Term Borrowings to the audited consolidated and combined financial statements for further discussion. Total future payment of interest charges is estimated to be $108.6 million as of November 30, 2007, utilizing the current interest rate of 5.67% at November 30, 2007.
(4)	See Note 13: Long-Term Borrowings to the audited consolidated and combined financial statements for further discussion. Total future payment of interest charges for the floating rate note is estimated to be $63.9 million as of November 30, 2007, utilizing the current interest rate of 6.23% at November 30, 2007. Total future payment of interest charges for the fixed rate note is equal to the amount reported included in the table above under Interest payments on fixed rate debt.
(5)	See Note 20: Commitments, Contingencies and Guarantees to the audited consolidated and combined financial statements for further information concerning our capital and operating lease obligations.

At November 30, 2007, we extended credit for consumer and commercial loans of approximately $265 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by these guarantees are included in our consolidated and combined financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. We are exposed to market risk primarily from changes in interest rates and to a lesser degree, foreign currency exchange rates.

Interest Rate Risk. Changes in interest rates impact interest-earning assets, principally credit card loan receivables, Federal Funds sold, money market funds and other assets as well as excess spread received in connection with the securitized loan receivables against which beneficial interests have been issued. Changes in interest rates also impact interest sensitive liabilities that finance these assets, including asset-backed securitizations, long-term borrowings, and deposits.

Our interest rate risk management policies are designed to reduce the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects the existing repricing schedules of credit card loan receivables as well as our right, with notice to cardmembers, to reprice certain fixed or floating rate credit card loan receivables to a new interest rate in the future. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, we may utilize interest rate derivative contracts, such as swap agreements, to achieve our objectives. Interest rate swap agreements effectively convert the underlying asset or financing from fixed to floating rate or from floating to fixed rate. See Note 22: Fair Value Disclosures to the audited consolidated and combined financial statements for further information concerning our derivative financial instruments.

We use an interest rate sensitivity simulation to assess our interest rate risk exposure. For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12-month period from our reporting date, we assume that all interest rate sensitive assets and liabilities will be impacted by a hypothetical, immediate 100-basis-point increase in interest rates as of the beginning of the period.

Interest rate sensitive assets are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. The Company’s interest rate sensitive assets include Federal Funds sold, certain amounts due from asset securitizations, interest-earning deposits in other banks, certain investment securities and loan receivables. Portions of our credit card loan receivables have fixed interest rates, although we have the right, with notice to cardmembers, to subsequently reprice these receivables to a new interest rate unless the account has been closed or the cardmember opts out. Therefore, we consider a portion of the credit card loan receivables with a fixed interest rate to be interest rate sensitive. We measured the earnings sensitivity for these assets from the expected repricing date, which takes into consideration the required notice period. In addition, assets with rates that are fixed at period-end but which will mature, or otherwise contractually reset to a market-based indexed or other fixed rate prior to the end of the 12-month period, are rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100-basis-point change in the underlying market-based indexed or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period-end but which contractually will, or are assumed to, reset to a market-based indexed or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

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

Assuming an immediate 100-basis-point increase in the interest rates affecting all interest rate sensitive assets and liabilities as of November 30, 2007, we estimate that the pretax income of lending and related activities over the following 12-month period would be reduced by approximately $113 million. We estimate the comparable reduction of pretax income for the 12-month period following November 30, 2006 to be approximately $125 million. The hypothetical decline in pretax income was lower than the prior year due to a higher level of other interest-earning assets related to the liquidity reserve partially offset by a higher level of variable rate funding at November 30, 2007.

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

Foreign Currency Exchange Risk. Changes in foreign exchange rates relative to the U.S. dollar may impact earnings and capital translated from international operations. Our U.K. business generates credit card loan receivables denominated in pounds sterling which is primarily funded by the issuance of debt by unrelated conduit providers and intercompany lending. We have hedged foreign exchange exposure related to intercompany lending with our International Card segment through the use of forward contracts. We monitor and manage our exposure to reflect the risk tolerance established by our senior management. We expect to continue to monitor foreign exchange exposure created as a result of our net investment in international operations and to manage these risks within our risk management guidelines.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Discover Financial Services

Riverwoods, IL

We have audited the accompanying consolidated and combined statements of financial condition of Discover Financial Services (the “Company”) as of November 30, 2007 and 2006, and the related consolidated and combined statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of Discover Financial Services at November 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated and combined financial statements, the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans, on November 30, 2007.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 21, 2008

Discover Financial Services

Consolidated and Combined Statements of Financial Condition

	November 30, 2007	November 30, 2006
	(dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$369,965	$334,035
Federal Funds sold	6,270,600	525,000
Interest-earning deposits in other banks	2,135,339	—
Commercial paper	11,191	15,322

Cash and cash equivalents	8,787,095	874,357
Investment securities:
Available-for-sale (amortized cost of $425,681 and $2,000 at November 30, 2007 and 2006, respectively)	420,837	2,314
Held-to-maturity (market value $100,769 and $82,241 at November 30, 2007 and 2006, respectively)	104,602	82,097
Loan receivables:
Loans held for sale	—	1,056,380
Loan portfolio:
Credit card	23,468,965	22,535,181
Commercial loans	234,136	59,089
Other consumer loans	251,194	92,100

Total loan portfolio	23,954,295	22,686,370

Total loan receivables	23,954,295	23,742,750
Allowance for loan losses	(916,844)	(832,483)

Net loan receivables	23,037,451	22,910,267
Accrued interest receivable	139,414	123,855
Amounts due from asset securitization	3,093,472	3,169,895
Premises and equipment, net	658,492	660,900
Goodwill	255,421	533,728
Intangible assets, net	98,043	201,177
Other assets	781,278	508,652

Total assets	$37,376,105	$29,067,242

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$24,643,517	$13,238,827
Non-interest bearing deposit accounts	81,884	105,032

Total deposits	24,725,401	13,343,859
Short-term borrowings	3,175,426	6,739,678
Long-term borrowings	2,134,093	1,507,578
Accrued interest payable	264,938	135,464
Accrued expenses and other liabilities	1,476,825	1,565,891

Total liabilities	31,776,683	23,292,470
Commitments, contingencies and guarantees (Note 20)
Stockholders’ Equity: Preferred stock, $.01 par value per share; authorized 200,000,000 shares, none issued or outstanding	—	—
Common stock ($.01 par value at November 30, 2007 and $100 at November 30, 2006; Shares authorized: 2,000,000,000 at November 30, 2007 and 50,000 at November 30, 2006; Shares issued: 477,762,018 at November 30, 2007 and 1,000 at November 30, 2006)	4,777	100
Additional paid-in capital	2,846,127	2,636,265
Retained earnings	2,717,905	3,008,421
Accumulated other comprehensive income	32,032	129,986
Treasury stock, at cost; 73,795 shares as of November 30, 2007	(1,419)	—

Total stockholders’ equity	5,599,422	5,774,772

Total liabilities and stockholders’ equity	$37,376,105	$29,067,242

See Notes to Consolidated and Combined Financial Statements.

Discover Financial Services

Consolidated and Combined Statements of Income

	For the Years Ended November 30,
	2007	2006	2005
	(dollars in thousands, except per share amounts)
Interest income:
Consumer loans	$2,416,452	$2,262,395	$2,045,437
Commercial loans	3,878	88	—
Federal Funds sold	241,727	16,055	17,771
Commercial paper	812	693	428
Investment securities	10,502	3,028	680
Deposits in other banks	25,114	42	30
Other interest income	189,684	176,225	110,465

Total interest income	2,888,169	2,458,526	2,174,811
Interest expense:
Deposits	1,044,574	670,326	611,283
Short-term borrowings	232,197	193,720	107,485
Long-term borrowings	105,644	75,994	57,711

Total interest expense	1,382,415	940,040	776,479

Net interest income	1,505,754	1,518,486	1,398,332
Provision for loan losses	950,165	755,637	878,486

Net interest income after provision for loan losses	555,589	762,849	519,846
Other income:
Securitization income	2,384,487	2,338,405	1,608,928
Loan fee income	387,203	369,449	338,169
Discount and interchange revenue	263,913	365,986	618,158
Insurance	202,164	188,160	168,791
Merchant fees	92,518	109,230	72,871
Transaction processing revenue	99,653	94,472	86,903
Other income	116,181	73,237	43,217

Total other income	3,546,119	3,538,939	2,937,037
Other expense:
Employee compensation and benefits	922,089	933,196	869,635
Marketing and business development	610,205	603,556	586,801
Information processing and communications	388,065	387,595	353,054
Professional fees	391,024	367,769	292,966
Premises and equipment	91,531	92,278	91,032
Goodwill and intangible impairment loss	391,119	—	—
Other expense	362,479	335,089	339,139

Total other expense	3,156,512	2,719,483	2,532,627

Income before income tax expense	945,196	1,582,305	924,256
Income tax expense	356,566	505,689	346,341

Net income	$588,630	$1,076,616	$577,915

Basic earnings per common share	$1.23	$2.26	$1.21
Diluted earnings per common share	$1.23	$2.26	$1.21
Dividends paid per common share	$0.06	$—	$—

See Notes to Consolidated and Combined Financial Statements.

Discover Financial Services

Consolidated and Combined Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
	(dollars and shares in thousands)
Balance at November 30, 2004	1	$100	$2,078,005	$1,853,890	$89,354	—	$4,021,349
Comprehensive income:
Net Income	—	—	—	577,915	—	—	577,915
Foreign currency translation (accumulated amount of $45,229 at November 30, 2005)	—	—	—	—	(43,743)	—
Net unrealized losses on investment securities	—	—	—	—	(154)	—
Other	—	—	—	—	(237)	—

Other comprehensive loss	—	—	—	—	(44,134)	—	(44,134)

Comprehensive income	—	—	—	—	—	—	533,781
Capital contribution from Morgan Stanley	—	—	42,133	—	—	—	42,133
Other	—	—	3,186	—	—	—	3,186

Balance at November 30, 2005	1	$100	$2,123,324	$2,431,805	$45,220	$—	$4,600,449
Comprehensive income:
Net income	—	—	—	1,076,616	—	—	1,076,616
Foreign currency translation (accumulated amount of $129,984 at November 30, 2006)	—	—	—	—	84,755	—
Net unrealized losses on investment securities	—	—	—	—	(25)	—
Other	—	—	—	—	36	—

Other comprehensive income	—	—	—	—	84,766	—	84,766

Comprehensive income	—	—	—	—	—	—	1,161,382
Capital contribution from Morgan Stanley	—	—	512,941	—	—	—	512,941
Cash dividends paid to Morgan Stanley	—	—	—	(500,000)	—	—	(500,000)

Balance at November 30, 2006	1	$100	$2,636,265	$3,008,421	$129,986	$—	$5,774,772
Comprehensive income:
Net income	—	—	—	588,630	—	—	588,630
Foreign currency translation (accumulated amount of $48,358 at November 30, 2007)	—	—	—	—	(81,626)	—
Net unrealized losses on investment securities	—	—	—	—	(3,264)	—
Other	—	—	—	—	69	—

Other comprehensive loss	—	—	—	—	(84,821)	—	(84,821)

Comprehensive income	—	—	—	—	—	—	503,809
Adoption of FASB Statement No. 158, net of tax	—	—	—	—	(13,133)	—	(13,133)
Consummation of spin-off transaction on June 30, 2007, and distribution of Discover Financial Services common stock by Morgan Stanley	526,233	5,162	(5,162)	—	—	—	—
Purchases of Treasury Stock	—	—	—	—	—	(1,419)	(1,419)
Common stock issued and stock-based compensation expense	527	5	35,705	—	—	—	35,710
Capital contribution from Morgan Stanley	—	—	178,829	—	—	—	178,829
Cash dividends paid to Morgan Stanley	—	—	—	(850,000)	—	—	(850,000)
Dividends	—	—	—	(29,146)	—	—	(29,146)
Other	(48,999)	(490)	490	—	—	—	—

Balance at November 30, 2007	477,762	$4,777	$2,846,127	$2,717,905	$32,032	$(1,419)	$5,599,422

See Notes to Consolidated and Combined Financial Statements.

Discover Financial Services

Consolidated and Combined Statements of Cash Flows

	For the Years Ended November 30,
	2007	2006	2005
	(dollars in thousands)
Cash flows from operating activities
Net income	$588,630	$1,076,616	$577,915
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of mortgages and installment loans	(3,105)	(7,399)	(6,195)
Net principal disbursed on loans originated for sale	(99,158)	(207,659)	(115,901)
Loss on investments	11,404	—	—
Proceeds from sales of loans originated for sale	106,010	213,545	124,739
Stock-based compensation expense	35,710	—	—
Deferred income taxes	(218,215)	76,285	(43,608)
Depreciation and amortization on premises and equipment	122,934	113,169	112,856
Impairment of goodwill and intangible assets	391,119	—	—
Other depreciation and amortization	134,197	109,629	101,455
Provision for loan losses	950,165	755,637	878,486
Amortization of deferred revenues	(22,484)	(26,150)	(28,998)
Changes in assets and liabilities:
(Increase) decrease in amounts due from asset securitization	79,124	(377,273)	91,106
(Increase) decrease in other assets	(129,261)	(52,542)	(33,882)
Increase (decrease) in accrued expenses and other liabilities	90,955	46,929	(21,899)

Net cash provided by operating activities	2,038,025	1,720,787	1,636,074
Cash flows from investing activities
Net proceeds from (payments for):
Business and other acquisitions	(5,000)	(1,924,491)	(323,426)
Maturities of investment securities	10,556	6,952	5,422
Purchases of investment securities	(153,075)	(73,055)	(10,529)
Proceeds from securitization and sale of loans held for investment	8,434,488	8,949,961	7,324,055
Net principal disbursed on loans held for investment	(9,763,849)	(8,839,046)	(11,207,376)
Purchases of premises and equipment	(118,265)	(144,151)	(97,963)

Net cash used for investing activities	(1,595,145)	(2,023,830)	(4,309,817)
Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(3,895,600)	3,258,908	(380,173)
Proceeds from issuance of long-term debt and bank notes	2,102,951	638,691	—
Repayment of long-term debt and bank notes	(1,486,271)	(45,621)	(321,242)
Purchases of treasury stock	(1,419)	—	—
Net increase (decrease) in deposits	11,345,340	(2,730,723)	3,127,611
Capital contributions from Morgan Stanley	273,138	—	—
Dividends paid to Morgan Stanley	(850,000)	(500,000)	—
Dividends paid	(29,146)	—	—

Net cash provided by financing activities	7,458,993	621,255	2,426,196
Effect of exchange rate changes on cash and cash equivalents	10,865	663	(1,583)

Net increase (decrease) in cash and cash equivalents	7,912,738	318,875	(249,130)
Cash and cash equivalents, at beginning of period	874,357	555,482	804,612

Cash and cash equivalents, at end of period	$8,787,095	$874,357	$555,482

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$1,233,366	$992,575	$710,748

Income taxes, net of income tax refunds	$531,253	$519,717	$437,158

Non-cash transactions:
Capital contributions (to) from Morgan Stanley	$(94,309)	$512,941	$42,133

Exchange of retained seller’s interest for certificated beneficial interests in DCENT	$315,000	$—	$—

See Notes to Consolidated and Combined Financial Statements.

Notes to Consolidated and Combined Financial Statements

1.	Description of Business, Formation of the Company and Basis of Presentation

Description of Business. Discover Financial Services (“DFS” or the “Company”) is a leading credit card issuer and electronic payment services company. The Company’s business segments include U.S. Card, Third-Party Payments and International Card. The U.S. Card segment includes Discover Card-branded credit cards issued over Discover’s signature card network (the “Discover Network”) and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary. The Third-Party Payments segment includes PULSE EFT Association (the “PULSE Network” or “PULSE”), an automated teller machine, debit and electronic funds transfer network and the Company’s third-party payments business. The International Card segment includes credit cards and consumer lending products and services in the United Kingdom through the Company’s Goldfish Bank subsidiary. See Note 23: Segment Disclosures for additional information about the Company’s operating segments.

Distribution. On December 19, 2006, Morgan Stanley, a global financial services firm, announced that its Board of Directors had authorized the distribution of its Discover segment to the holders of Morgan Stanley common stock. On June 30, 2007, we were spun-off from our former parent company, Morgan Stanley, through the distribution of our shares to its shareholders (the “Distribution”). Prior to the Distribution, the Discover segment comprised Discover Financial Services, a wholly-owned subsidiary of Morgan Stanley, as well as certain other subsidiaries and assets related to credit card operations in the United Kingdom contributed to the Discover segment by Morgan Stanley. DFS is a Delaware corporation whose subsidiaries include DFS Services LLC (formerly Discover Financial Services LLC), a Delaware limited liability company headquartered in Riverwoods, Illinois, two Delaware state-chartered banks, Discover Bank and Bank of New Castle, both of which are regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Delaware State Bank Commissioner (the “Delaware Commissioner”), and Goldfish Bank Limited, a U.K. entity and direct subsidiary of Discover Bank that is authorized and regulated in the United Kingdom by the Financial Services Authority (“FSA”). Prior to the date of the Distribution, a total of 50,000 shares of common stock of DFS were authorized with par value of $100 per share, and 1,000 shares were issued and outstanding. On the date of the Distribution, the Company increased the number of authorized shares to 2,200,000,000, consisting of 2,000,000,000 shares of common stock and 200,000,000 shares of preferred stock.

Basis of Presentation. The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated and combined financial statements. The Company believes that the estimates used in the preparation of the consolidated and combined financial statements are reasonable. Actual results could differ from those estimates.

The financial statements presented in this annual report for periods on or after the Distribution are presented on a consolidated basis and include the results of operations, financial condition and cash flows of the Company and its wholly-owned subsidiaries. The financial statements for the periods prior to the Distribution are presented on a combined basis and reflect the historical combined results of operations, financial condition and cash flows of the Morgan Stanley subsidiaries that comprised its Discover segment (as described in the preceding section) for the periods presented. The combined statements of income for periods prior to the Distribution reflect intercompany expense allocations made to the Discover segment by Morgan Stanley for certain corporate functions such as treasury, financial control, human resources, internal audit, legal, investor relations and various other functions historically provided by Morgan Stanley. Where possible, these allocations were made on a specific identification basis. Otherwise, such expenses were allocated by Morgan Stanley based on relative percentages of headcount or some other basis depending on the nature of the cost that was allocated. These historical cost allocations may not be indicative of costs the Company will incur to obtain these same services as an independent entity. See Note 26: Related Party Transactions for further information on expenses allocated by Morgan Stanley. Prior to the Distribution, the Company entered into certain transitional services agreements with Morgan Stanley and its subsidiaries to obtain certain corporate services for a period generally not expected to exceed eighteen months at prices negotiated between the two companies. As a stand-alone entity, the Company expects to incur expenses that may not be comparable in future periods to what is reported for the historical periods presented in this annual report.

The historical financial results in the combined financial statements presented for periods prior to the Distribution may not be indicative of the results that would have been achieved had the Company operated as a separate, stand-alone entity during those periods. The combined financial statements presented for those periods do not reflect any changes that may occur in the financing and operations of the Company as a result of the Distribution. The Company has a capital structure different from the capital structure in the combined financial statements and accordingly, interest expense is not necessarily indicative of the interest expense the Company would have incurred as a separate, independent company. However, management believes that the combined financial statements presented for periods prior to the Distribution include all adjustments necessary for a fair presentation of the business. All intercompany balances and transactions of the Company have been eliminated.

Principles of Consolidation. The consolidated and combined financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. However, the Company did not have a controlling financial interest in any entity other than its wholly-owned subsidiaries in the periods presented in the accompanying consolidated and combined financial statements. It is also the Company’s policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (“FIN 46R”). However, the Company has determined that it was not the primary beneficiary of any variable interest entity in the periods presented in the accompanying consolidated and combined financial statements. For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. In cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

Whenever the Company securitizes credit card receivables, it does so using trusts that are qualifying special purpose entities (“QSPEs”) under FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended (“Statement No. 140”). As QSPEs, these trusts are specifically exempted from the consolidation provisions of FIN 46R. Pursuant to the provisions of Statement No. 140 and FIN 46R, these QSPEs are not consolidated by or combined with the Company and are therefore excluded from the accompanying consolidated and combined financial statements.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, Federal Funds sold, money market mutual funds and commercial paper. Cash and due from banks is defined by the Company as cash on hand and on deposit with banks, including time deposits and other highly liquid investments with maturities of 90 days or less when purchased.

Investment Securities. Investment securities consist of certificated retained beneficial interests in the Discover Card Master Trust I issued in the form of Class B and Class C notes, U.S. Treasury obligations, mortgage-backed securities issued by government and government-sponsored agencies and state agency bonds, all of which have maturities of six months or more when purchased. Investment securities also include U.S. asset-backed commercial paper notes of one issuer that are currently in default and which are expected to be restructured in 2008. Investment securities are classified based on management’s intent on the date of purchase. Investment securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Investment securities available-for-sale are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income included in stockholders’ equity. The amortized cost, for both held-to-maturity and available-for-sale securities, is adjusted for amortization of premiums and accretion of discounts. Such amortization or accretion is included in interest income. The Company evaluates its unrealized loss positions for other-than-temporary impairment in accordance with FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Realized gains and losses and other-than-temporary impairments related to investment securities are determined using the specific identification method and are reported in other income.

Retained Interests in Securitized Assets. The Company periodically transfers credit card loan receivables to asset securitization trusts. Securitized credit card loan receivables include outstanding principal, interest and fees. The Company’s securitization transactions are recognized as sales under Statement No. 140; accordingly, the Company removes securitized credit card receivables from loan receivables on its consolidated and combined statements of financial condition. The Company may retain interests in the transferred financial assets in various forms including an undivided seller’s interest, retained certificated beneficial interests, accrued interest and fees on securitized credit card receivables (“accrued interest receivable”), cash collateral accounts, servicing rights and rights to certain excess cash flows remaining after payments to investors in the securitization trust of their contractual rate of return, the payment of servicing fees to the Company and reimbursement of credit card losses (“interest-only strip receivables”).

The Company includes its undivided seller’s interest within loan receivables in the consolidated and combined statements of financial condition. A portion of the undivided seller’s interest will be reclassified as loans held for sale to the extent that new securitizations are expected to take place. Due to contractual requirements to hold minimum seller’s interest percentages under the securitization agreements, only a portion of the Company’s undivided seller’s interest can be classified as held for sale (also see Loans Held for Sale). The Company classifies retained certificated beneficial interests as investment securities – available-for-sale on the consolidated and combined statements of financial condition at their estimated fair values. All other retained interests are recorded on the consolidated and combined statements of financial condition in amounts due from asset securitization at their estimated fair values. These other retained interests are accounted for like trading securities and accordingly, changes in their estimated fair values are recorded in securitization income. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing fee approximates just adequate compensation to the Company for performing the servicing.

Cash flows associated with the securitization of credit card receivables that were originated for investment are included in cash flows from investing activities. Cash flows related to credit card receivables transferred to the trust during the term of a securitization in order to maintain a constant level of investor interest in receivables are classified as operating cash flows, as those receivables are treated as being originated specifically for sale.

Loans Held for Sale. Loans held for sale includes the amount of credit card receivables necessary to support net new securitization transactions expected to take place in the next three months as well as mortgages that were originated with the intent to sell. Management believes its ability to reasonably forecast the amount of existing credit card receivables that should be reclassified as held for sale is limited to three months from the balance sheet date, as securitizations that occur beyond that point will involve a significant proportion of receivables that have not yet been originated, due to cardholder repayment behavior and the revolving nature of credit cards. In estimating the amount of credit card receivables that should be classified as held for sale, the Company considers its ability to access the securitization market given current market conditions, scheduled maturities of outstanding asset-backed securities, management’s targeted mix of funding sources used, and the relative availability of the Company’s other funding sources.

The amount of credit card receivables classified as held for sale is determined on a homogeneous portfolio basis, because the seller’s interest represents an undivided interest in each loan transferred to the securitization trust. In contrast, mortgages held for sale are classified on an individual loan basis. The Company includes its loans held for sale in loan receivables and carries these assets at the lower of aggregate cost or fair value. The par value of loans classified as held for sale in the consolidated and combined statements of financial condition approximates their fair values as a result of the short-term nature of these assets. An allowance for loan losses does not apply to loans held for sale.

When credit card receivables that are classified as held for sale are securitized and beneficial interests are issued to third parties, loans held for sale is reduced, cash is received and amounts due from asset securitization is adjusted to reflect changes in the Company’s retained interests as applicable. When certificated beneficial interests are retained, loans held for sale is reduced and investment securities – available-for-sale is increased.

Loan Receivables. Loan receivables consist of credit card receivables and other loans and include loans classified as held for sale and loans classified as held for investment. Loans held for investment include credit card, commercial loans and other consumer loans. Credit card receivables include consumer credit card receivables and business credit card receivables. Business credit card receivables are presented in the consolidated and combined financial statements and accompanying notes as commercial loans. Other consumer loans consist of mortgages and other consumer installment loans. Consumer and business credit card loan receivables are reported at their principal amounts outstanding and include uncollected billed interest and fees. Other consumer loans are reported at their principal amounts outstanding.

All new originations of credit card receivables (except for the amount of new receivables transferred to the trust during the term of a securitization to maintain a constant level of investor interest in receivables) are deemed to be held for investment at origination because management has the intent and ability to hold them for the foreseeable future. In determining the amount of loans held for investment, management makes judgments about the Company’s ability to fund these loans through means other than securitization, such as deposits and other borrowings, and considers the targeted mix of funding sources to be used. In determining what constitutes the foreseeable future, management considers the short average life and homogeneous nature of credit card receivables. In assessing whether loans can continue to be held for investment, management also considers capital levels and scheduled maturities of funding instruments used. Management believes that the assertion regarding its intent and ability to hold credit card loans for the foreseeable future can be made with a high degree of certainty given the maturity distribution of deposits and other on-balance sheet funding instruments, the historic ability to replace maturing deposits and other borrowings with new deposits or borrowings, and historic credit card payment activity. Due to the homogeneous nature of credit card receivables, loans are classified as held for investment on a portfolio basis. When a decision to securitize additional credit card receivables is made, to the extent necessary, loans held for investment will be reclassified as held for sale on a portfolio basis.

Cash flows associated with loans that are originated with the intent to sell are included in cash flows from operating activities. Cash flows associated with loans originated for investment are classified as investing cash flows, regardless of a subsequent change in intent.

Allowance for Loan Losses. The Company maintains an allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio. The allowance is evaluated quarterly for adequacy and is established through a charge to the provision for loan losses. Additions to the allowance are made through charges to the provision for loan losses and when reserves are acquired as part of business or portfolio acquisitions. Charge-offs are deducted from the allowance and subsequent recoveries increase the allowance.

The allowance for loan losses is applicable to the loan portfolio. In estimating net charge-offs inherent in the credit card loan portfolio, the Company uses an approach which utilizes a migration analysis of delinquent and current credit card receivables. A migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through the various stages of delinquency to charge off. The migration analysis considers uncollectible principal, interest and fees reflected in loan receivables. In determining the proper level of the allowance for loan losses, management also considers factors that may impact loan loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

The allowance for loan losses is applicable only to the Company’s owned loan portfolio and does not consider losses inherent in securitized loans. Net charge-offs related to securitized loans are absorbed by the securitization trusts pursuant to the terms of documents governing the securitization transactions, and as such, are not included in the Company’s allowance for loan losses but are reflected in the valuation of the interest-only strip receivable.

Delinquent Loans. The entire balance of an account is contractually past due if the minimum payment is not received by the specified date on the cardmember’s billing statement. Delinquency is reported on loans that are 30 or more days past due.

Credit card loans are charged-off at the end of the month during which an account becomes 180 days past due, except in the case of cardmember bankruptcies, probate accounts and fraudulent transactions. Cardmember bankruptcies and probate accounts are charged-off at the end of the month 60 days following the receipt of notification of the bankruptcy or death, but not later than the 180-day time frame described above. The Company’s charge-off policies comply with guidelines established by the Federal Financial Institutions Examination Council (“FFIEC”).

Fraudulent transactions are included in loan receivables. Receivables associated with alleged or potential fraud are adjusted to their net realizable value upon receipt of notification of such fraud through a charge to other expense and are subsequently written off at the end of the month 90 days following notification, but not later than the contractual 180-day time frame.

The practice of re-aging an account also may affect credit card loan delinquencies and charge-offs. A re-age is intended to assist delinquent cardmembers who have experienced financial difficulties but who demonstrate both an ability and willingness to repay. Accounts meeting specific criteria are re-aged when the Company and the cardmember agree on a temporary repayment schedule that may include concessionary terms. With re-aging, the outstanding balance of a delinquent account is returned to a current status. Cardmembers may also qualify for a workout re-age when either a longer term or permanent hardship exists. The Company’s re-age practices comply with FFIEC guidelines.

Premises and Equipment, net. Premises and equipment, net are stated at cost less accumulated depreciation and amortization, which is computed using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a period of 39 years. The costs of leasehold improvements are capitalized and depreciated over the lesser of the remaining term of the lease or the asset’s estimated useful life, typically ten years. Furniture and fixtures are depreciated over a period of five to ten years. Equipment is depreciated over three to ten years. Capitalized leases, consisting of computers and processing equipment, are depreciated over three and six years, respectively. Maintenance and repairs are immediately expensed, while the costs of improvements are capitalized.

Purchased software and capitalized costs related to internally developed software are amortized over their useful lives of three to five years. Costs incurred during the application development stage related to internally developed software are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Pursuant to SOP 98-1, costs are expensed as incurred during the preliminary project stage and post implementation stage. Once the capitalization criteria of SOP 98-1 have been met, external direct costs incurred for materials and services used in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with the internal-use computer software project (to the extent those employees devoted time directly to the project), and interest costs incurred when developing computer software for internal use are capitalized. Amortization of capitalized costs begins when the software is ready for its intended use. Capitalized software is included in premises and equipment, net in the Company’s consolidated and combined statements of financial condition. See Note 7: Premises and Equipment for further information about the Company’s premises and equipment.

Goodwill. Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company’s goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level each year, or more often if conditions indicate impairment may have occurred, pursuant to FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”). In the fourth quarter of 2007, the Company recognized goodwill impairment associated with its International Card segment. See Note 9: Goodwill for information concerning this impairment charge. There was no impairment of the Company’s goodwill in the years ended November 30, 2006 and 2005.

Intangible Assets. The Company’s amortizable intangible assets consists primarily of acquired customer relationships and trade name intangibles. Acquired customer relationships include purchased credit cardholder relationships (“PCCRs”) and other customer relationships. All of the Company’s amortizable intangible assets are carried at net book value and are amortized over their estimated useful lives. The amortization periods approximate the periods over which the Company expects to generate future net cash inflows from the use of these assets. Accordingly, PCCRs and other customer relationships are amortized over a useful life of 15 years, and trade names are amortized over a useful life of 25 years. The Company’s policy is to amortize all intangibles in a manner that reflects the pattern in which the projected net cash inflows to the Company are expected to occur, as opposed to the straight-line basis. This method of amortization typically results in a greater portion of the intangible asset’s carrying value being amortized in the earlier years of the asset’s useful life.

All of the Company’s amortizable intangible assets, as well as other amortizable or depreciable long-lived assets such as premises and equipment, are subject to impairment testing in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”) when events or conditions indicate that the assets may not be fully recoverable. A test for recoverability is done by comparing the asset’s carrying value to the sum of the undiscounted future net cash inflows expected to be generated from the use of the asset over its remaining useful life. In accordance with Statement No. 144, impairment exists if the sum of the undiscounted expected future net cash inflows is less than the carrying amount of the asset. Impairment would result in a write-down of the asset to its estimated fair value. The estimated fair values of these assets are based on the discounted present value of the stream of future net cash inflows expected to be derived over their remaining useful lives. If an impairment write-down is recorded, the remaining useful life of the asset will be evaluated to determine whether revision of the remaining amortization or depreciation period is appropriate. In the fourth quarter of 2007, the Company recognized impairment of certain amortizable intangible assets associated with its International Card segment. See Note 10: Other Intangible Assets for further details concerning these impairment charges. There was no impairment write-down of any of the Company’s intangible assets nor of any of the Company’s other amortizable or depreciable long-lived assets for the years ended November 30, 2006 and 2005.

Securitization Income. In accordance with Statement No. 140, when beneficial interests in securitized receivables are issued to third-party investors, the Company recognizes a gain on the transfer of the loan receivables. The amount of the gain depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets transferred and the retained interests based upon their relative fair values at the date of the transfer. An interest-only strip receivable is recorded in the consolidated and combined statements of financial condition and represents the contractual right to receive interest and certain other revenue less certain costs, including charge-offs on securitized loans and the interest paid to investors in the securitization transactions (“the excess spread”) from the trust over the estimated life of the securitized loan receivables. The interest-only strip receivable is recorded at its estimated fair value with subsequent changes in fair value recorded in securitization income. The Company estimates the fair value of the interest-only strip receivable based on the present value of expected future cash flows using management’s best estimate of the key assumptions, including forecasted interest yield, loan losses and payment rates, the interest rate paid to investors and a discount rate commensurate with the risks involved. The recognition of securitization income from the actual net excess cash flows accrued is offset in part by the revaluation of the interest-only strip receivable such that the interest-only strip receivable reflects only future excess cash flows. Also included in securitization income is the annual servicing fee the Company receives based on a percentage of the investor interest outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing fee approximates just adequate compensation to the Company for performing the servicing. In addition, for securitization transactions completed on or after November 3, 2004, the Company, in accordance with governing securitization documents, allocates portions of discount and interchange revenue to new securitization transactions, which is also recognized as securitization income. Securitization transaction costs are deferred and amortized to securitization income over the life of the related transactions.

Loan Interest and Fee Income. Interest on loans is comprised largely of interest on credit card loans and is recognized based upon the amount of loans outstanding and their contractual interest rate. Interest on loans is included in loan receivables when billed to the cardmember. The Company accrues unbilled interest revenue on a monthly basis from a cardmember’s billing cycle date to the end of the month. The Company applies an estimate of the percentage of loans that will revolve in the next cycle in the estimation of the accrued unbilled portion of interest revenue that is included in accrued interest receivable on the consolidated and combined statements of financial condition. The Company also applies the same estimate in the valuation of the accrued interest on securitized loans that is included in amounts due from asset securitization.

The Company recognizes fees (except annual fees and certain product fees) on loan receivables in earnings as fees are assessed. Annual fees and certain product fees are recognized in revenue ratably over the periods to which they relate. Loan fee income consists of fees on credit card loans and includes annual, late, overlimit, balance transfer, returned check, cash advance and other miscellaneous fees and is reflected net of waivers. These fees are included in loan receivables when billed to credit card loans and accrued interest receivable when billed to other consumer loans. Pursuant to EITF Issue No. 92-5, Amortization Period for Net Deferred Credit Card Origination Costs, direct loan origination costs on credit card loans are deferred and amortized to consumer or commercial loan interest income on a straight-line basis over a one-year period. As of November 30, 2007 and 2006, the remaining unamortized deferred costs related to these items were $24.7 million and $29.4 million, respectively, and are recorded in loan receivables.

The Company accrues interest and fees on loan receivables until the loans are paid or charged-off, except in instances of cardmember bankruptcy, death or fraud, where no further interest and fee accruals occur following notification. The Company may, in connection with collection activities, place a loan on non-accrual status. When loan receivables are charged-off, unpaid accrued interest and fees are reversed against the income line items in which they were originally recorded in the consolidated and combined statements of income. The Company considers uncollectible interest and fee revenues in assessing the adequacy of the allowance for loan losses.

Discount and Interchange Revenue. The Company earns discount revenue from fees charged to merchants with whom the Company has entered into a direct card acceptance agreement for processing Discover Network card transactions. The Company earns acquirer interchange revenue from merchant acquirers on all Discover Network card transactions made by cardholders at merchants with whom merchant acquirers have entered into card acceptance agreements for processing cardholder purchase transactions. Discount revenue is deducted from the payment to the merchant and recorded in discount and interchange revenue at the time the cardholder charge transaction is captured.

Issuer interchange is a fee paid to the card issuing entity as compensation for risk and other operating costs. In the United Kingdom, where the Company issues MasterCard Worldwide (together with its predecessors, “MasterCard”) and Visa U.S.A., Inc. (together with its predecessors, “Visa”) branded cards, the Company earns interchange revenue from those networks. Such fees are set by MasterCard and Visa and are based on cardmember sales volumes. Issuer interchange revenue is recognized as earned and recorded in discount and interchange revenue.

The Company also pays issuer interchange to third-party card issuers that have entered into contractual arrangements to issue cards on the Discover Network. This cost is contractually established and is based on the card issuing entity’s transaction volume. It is recorded at the time the cardholder transaction is captured. The Company earns discount revenue or acquirer interchange from these transactions, net of the issuer interchange cost paid to the card issuing entity.

Cardmember Rewards. The Company offers its cardmembers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain cardmembers a reward equal to a percentage of their purchase amounts based on the type and volume of the cardmember’s purchases. The liability for cardmember rewards, which is included in accrued expenses and other liabilities on the consolidated and combined statements of financial condition, is estimated on an individual cardmember basis and is accumulated as qualified cardmembers make progress toward earning the reward through their ongoing purchase activity. In determining the appropriate liability for cardmember rewards, the Company estimates forfeitures of rewards accumulated but not redeemed based on historical account closure and charge-off experience and actual cardmember purchase activity. In accordance with EITF Issue No. 00-22, Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, the Company recognizes cardmember rewards cost as a reduction of discount and interchange revenue. For the years ended November 30, 2007, 2006 and 2005, rewards costs amounted to $787.2 million, $767.2 million and $659.3 million, respectively. At November 30, 2007 and 2006, the liability for cardmember rewards, adjusted for estimated forfeitures, was $845.6 and $811.9 million, respectively.

Insurance (Credit Fee Products). The Company earns revenue related to fees received for marketing credit related ancillary products including insurance, debt deferment/debt cancellation contracts and credit protection services to cardmembers. The amount of revenue recorded is based on the terms of insurance policies and contracts with third-party providers. The Company does not retain any significant underwriting loss exposure. The Company recognizes this income over the policy or contract period as earned.

Transaction Processing Revenue. Transaction processing revenue represents fees charged to financial institutions and merchants for processing automated teller machine, debit and point-of-sale transactions over the PULSE Network. Transaction processing revenue is recognized in the consolidated and combined statements of income at the time the transaction is processed. Amounts paid to financial institutions as incentives to enter into contractual arrangements to route their ATM, debit and point-of-sale transactions through the PULSE Network, through which the Company earns transaction processing revenue, are accounted for as an offset to this line item in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Stock-based Compensation. Certain employees of the Company have received stock-based compensation under Morgan Stanley’s executive compensation programs. The cost associated with participation in these programs was historically allocated to the Company and reported in employee compensation and benefits expense. The Company’s compensation expense in periods prior to the Distribution reflects the adoption by Morgan Stanley of the fair value method of accounting for stock-based payments under Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“Statement No. 123R”) using the modified prospective approach as of December 1, 2004. Prior to the adoption of Statement No. 123R, Morgan Stanley had adopted the fair value method prospectively for awards granted on or after December 1, 2002, as permitted under the transition guidance of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based

Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. For awards granted prior to December 1, 2002 (some of which remained unvested or unexercised in the periods presented in these financial statements), Morgan Stanley applied the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Additionally, based on interpretive guidance related to Statement No. 123R, in the first quarter of 2006, Morgan Stanley changed its accounting policy for expensing the cost of anticipated 2006 year-end stock-based awards that were granted to retirement-eligible employees in the first quarter of 2007. Effective December 1, 2005, Morgan Stanley began accruing the estimated cost of these awards over the course of the current year rather than expensing the awards on the date of grant. Allocations made to the Company in periods prior to the Distribution reflect this change.

Advertising Costs. The Company expenses advertising costs as incurred. Television advertising costs are expensed in the period in which the advertising is first aired. Advertising costs are recorded in marketing and business development.

Income Taxes. Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. See Note 17: Income Taxes for more information about the Company’s income taxes.

The Company’s taxable income was historically included in the consolidated U.S. federal income tax return of Morgan Stanley and in returns filed by Morgan Stanley with certain state taxing jurisdictions. For periods prior to the Distribution, the Company’s income tax liability has been computed and presented in these statements as if it were a separate tax-paying entity. For periods prior to the Distribution, Federal and state taxes were remitted to Morgan Stanley pursuant to a tax sharing agreement between the companies.

Financial Instruments Used for Asset and Liability Management. The Company enters into derivative financial instruments, specifically interest rate swaps, for non-trading purposes. The Company uses interest rate swaps to manage interest rate risk arising from interest-bearing deposits. Through October 2006, derivative financial instruments were designated and qualified as fair value hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“Statement No. 133”). Derivative contracts having positive net fair values at November 30, 2007 and 2006, inclusive of net accrued interest receipts or payments, are recorded in other assets. Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in accrued expenses and other liabilities. With regard to such derivatives hedging interest-bearing deposits, through October 2006, changes in both the fair value of the derivatives and the gains or losses on the hedged interest-bearing deposits relating to the risk being hedged were recorded in interest expense and provided offset to one another. Ineffectiveness related to these fair value hedges, if any, was recorded in interest expense. To the extent that differences in notional amounts of the derivatives and hedged liabilities arose subsequent to the closing of the transactions, the hedge relationship was de-designated, with the change in the fair value of the derivatives recorded currently in other income. On November 1, 2006, the Company de-designated all of the derivatives which previously hedged interest-bearing deposits and no longer accounted for them as fair value hedges. Beginning in November 2006, the basis adjustments to the fair value of the interest-bearing deposits that arose from the previous hedge accounting are amortized to interest expense over the lives of the previously hedged interest-bearing deposits using the effective yield method. Subsequent changes in the fair value of the interest rate swaps were recorded in other income.

Beginning July 1, 2007, the Company designated certain derivatives to hedge specific longer term interest-bearing deposits, qualifying them as fair value hedges under the long haul method in accordance with Statement No. 133. These derivatives were among those previously de-designated on November 1, 2006. The basis adjustments to the fair value of interest-bearing deposits that arose from this previous hedge accounting, as well as the basis adjustments existing on the hedged interest-bearing deposits at the time of re-designation, are amortized to interest expense over the lives of the related interest-bearing deposits using the effective yield method. To the extent these fair value hedges are effective, changes in the fair value of the derivatives and the gains or losses on the hedged interest-bearing deposits relating to the risk being hedged are recorded in interest expense, providing offset to one another. In contrast, changes in the fair value of interest rate swaps that do not qualify as fair value hedges are recorded in other income.

For each interest rate swap agreement the Company entered into with the Discover Card Master Trust I to hedge a securitization transaction, the Company also entered into a mirror interest rate swap agreement with equal and offsetting terms. Net fair values of these agreements were recorded in other assets and accrued expenses and other liabilities, as applicable for positive and negative net fair values, respectively. Changes in the fair value of these interest rate agreements are recorded in earnings netting to an effect of zero as a result of the offsetting positions. See Note 22: Fair Value Disclosures for further discussion concerning derivative financial instruments.

Accumulated Other Comprehensive Income. In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, the Company records unrealized gains and losses on available-for-sale securities, certain pension adjustments and foreign currency translation adjustments in accumulated other comprehensive income on an after tax basis where applicable. The Company presents accumulated other comprehensive income, net of tax, in its consolidated and combined statements of changes in stockholders’ equity.

Translation of Foreign Currencies. The financial statements of the Company’s consolidated and combined foreign subsidiaries have been translated into U.S. dollars in accordance with GAAP. Assets and liabilities have been translated using the exchange rate in effect at each year-end; income and expense amounts have been translated using the average exchange rate for the period in which the transactions occurred. The translation gains and losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive income included in stockholders’ equity.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company as of December 1, 2007. The Company anticipates that the adoption of FIN 48 will result in a charge to the opening balance of retained earnings as of December 1, 2007 of approximately $8.7 million.

In June 2007, the FASB’s EITF ratified Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”), which clarifies the accounting for income tax benefits related to dividends paid on stock-based awards. The issue is effective for awards declared in fiscal years beginning after December 15, 2007, and interim periods within those years. EITF 06-11 is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

3.	Accounting Change

In accordance with Statement No. 142, the Company completed its annual goodwill impairment testing as of December 1, 2006 and 2005. During the quarter ended August 31, 2007 but prior to the Distribution, the Company changed the date of its annual goodwill impairment testing to June 1 in order to move the impairment testing outside of the normal year-end reporting process to a date when resources are less constrained. As a result of the change in the date of the annual goodwill impairment test, goodwill was evaluated for impairment as of June 1, 2007, after which management concluded that goodwill was not impaired as of that date. The Company believes that the resulting change in accounting principle related to the annual testing date did not delay, accelerate, or avoid an impairment charge. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the Company’s financial statements when applied retrospectively. In accordance with Statement No. 142, the Company also considers the need for interim impairment testing when circumstances requiring it arise. Management determined that an interim test was needed in the fourth quarter of 2007 for goodwill associated with the International Card segment and that evaluation resulted in the recognition of an impairment charge. See Note 9: Goodwill for further details concerning the fourth quarter goodwill impairment charge related to the International Card segment.

4.	Investment Securities

The Company’s investment securities consist of the following (dollars in thousands):

	November 30,
	2007	2006
U.S. Treasury and other U.S. government agency obligations	$23,160	$22,838
State and political subdivisions of states	61,091	41,836
Other securities	441,188	19,737

Investment securities	$525,439	$84,411

The following table summarizes investment securities—held-to-maturity by type (dollars in thousands):

	Net Book Value	Unrealized Gains	Unrealized Losses	Fair Value
At November 30, 2007
Investment Securities—Held-to-Maturity
U.S. Treasury and other U.S. government agency obligations	$5,930	$3	$—	$5,933
State and political subdivisions of states	61,091	388	(4,379)	57,100
Mortgage-backed securities	17,230	192	(37)	17,385
Other debt securities	20,351	—	—	20,351

Total investment securities—held-to-maturity	$104,602	$583	$(4,416)	$100,769

At November 30, 2006
Investment Securities—Held-to-Maturity
U.S. Treasury and other U.S. government agency obligations	$1,466	$—	$—	$1,466
State and political subdivisions of states	41,836	512	(462)	41,886
Mortgage-backed securities	21,372	144	(50)	21,466
Other debt securities	17,423	—	—	17,423

Total investment securities—held-to-maturity	$82,097	$656	$(512)	$82,241

The following table summarizes investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in an unrealized loss position for 12 months or more (dollars in thousands):

	Less than 12 months		More than 12 months
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
At November 30, 2007
Investment Securities—Available-for-Sale
Equity securities	$(705)	$1,295	$—	$—
Other debt securities	$(4,139)	$310,861	$—	$—
Investment Securities—Held-to-Maturity
State and political subdivisions of states	$(3,048)	$36,742	$(1,331)	$8,664
Mortgage-backed securities	$—	$—	$(37)	$2,039
At November 30, 2006
Investment Securities—Available-for-Sale
Equity securities	$—	$—	$—	$—
Investment Securities—Held-to-Maturity
State and political subdivisions of states	$(462)	$9,538	$—	$—
Mortgage-backed securities	$—	$—	$(50)	$3,839

Management has determined that it has the intent and ability to hold these investments until maturity.

During the years ended November 30, 2007, 2006 and 2005, investment securities—held-to-maturity with state and political subdivisions of states incurred losses of $5 thousand, $33 thousand and $3 thousand (excluding any tax effects), respectively. These losses reflect the write-down of the bonds to net realizable value and are recorded in other income. There were no other impairment charges on held-to-maturity securities recorded in the years ended November 30, 2007, 2006 and 2005.

During the years ended November 30, 2007, 2006 and 2005, tax exempt income earned on investment securities of state and political subdivisions of states was $2.2 million, $1.0 million and $33 thousand, respectively. U.S. Treasury obligations held at the Federal Reserve Bank of Philadelphia at November 30, 2007, 2006 and 2005 of $1.6 million, $1.5 million and $1.2 million, respectively, were pledged securities to provide collateral for public deposits in excess of FDIC insurance limits.

Included in investment securities—held-to-maturity at November 30, 2007 and 2006 are commercial advances of $18.7 million and $15.9 million, respectively, related to the Company’s Community Reinvestment Act strategies.

Investment securities classified as available-for-sale consist of marketable equity and debt securities. The following table summarizes investment securities—available-for-sale (dollars in thousands):

	November 30,
	2007	2006	2005
Equity securities
Amortized cost	$2,000	$2,000	$2,000
Fair value	$1,295	$2,314	$2,362
Gross unrealized (loss)/gain	$(705)	$314	$362
Accumulated other comprehensive (loss)/income, net of tax	$(452)	$203	$228
Dividend income (for the years ended November 30)	$180	$180	$176

Other debt securities
Amortized cost	$423,681	$—	$—
Fair value	$419,542	$—	$—
Gross unrealized loss	$(4,139)	$—	$—
Accumulated other comprehensive loss, net of tax	$(2,609)	$—	$—
Interest income (for the years ended November 30)	$5,311	$—	$—

Investment securities—available-for-sale are reported in the consolidated and combined statements of financial condition at their fair values with unrealized gains and losses recorded in accumulated other comprehensive income. Losses considered to be other-than-temporary are recorded as a reduction to other income and the cost basis of each impaired security is decreased accordingly.

Other debt securities reported as available-for-sale include certificated retained interests in the Discover Card Master Trust I (the “Trust”) having an amortized cost of $315.0 million and asset-backed commercial paper notes (hereinafter the “notes”) having an amortized cost of $108.7 million. During the year ended November 30, 2007, an $11.4 million other-than-temporary impairment was recorded on the notes. There were no other impairment charges on available-for-sale securities recorded in the years ended November 30, 2007, 2006 and 2005.

The notes represent U.S. asset-backed commercial paper notes of one issuer. At August 31, 2007, the notes were assets of the Trust, to which the Company holds certain retained beneficial interests, including an undivided fractional interest and the right to certain Trust collections. When purchased as an asset of the Trust, the notes carried the highest available credit rating for commercial paper but were subsequently downgraded to below investment grade due to rating agencies’ concerns about the issuer’s exposure to U.S. sub-prime mortgage-backed securities. As a result of the downgrades, the mandatory acceleration trigger for the commercial paper program had been breached, causing the issuer’s liabilities to be accelerated and leading to a wind-down of the commercial paper program, which may result in the liquidation of the issuer’s assets or a restructuring of its liabilities. No proceeds were received by the Trust on the September 14, 2007 maturity date of the notes. On the Trust’s September 17, 2007 distribution date, the Company received part of its distribution of collections in cash and the remainder in the form of these notes which had a par value of $120.1 million. As the notes are no longer traded, fair value at November 30, 2007 was determined utilizing a valuation analysis performed by the investment advisor assigned by the trustee of the commercial paper program, reflecting an estimate of the market value of the assets held by the issuer. The Company currently expects these notes to be restructured by the issuer sometime in 2008, which, depending on the terms, may result in further impairment of the Company’s investment.

Maturities and yields of available-for-sale debt securities and held-to-maturity securities at November 30, 2007 are provided in the tables below (dollars in thousands):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale—Amortized Cost
Other debt securities	$108,681	$315,000	$—	$—	$423,681
Held-to-maturity—Book Values
U.S. Treasury and other U.S. government agency obligations	5,930	—	—	—	5,930
State and political subdivisions of states	—	—	10,000	51,091	61,091
Mortgage-backed securities	—	—	—	17,230	17,230
Other debt securities	14,383	1,218	3,177	1,573	20,351

Total investment securities—held-to-maturity	$20,313	$1,218	$13,177	$69,894	$104,602

Available-for-sale—Fair Values
Other debt securities	$108,681	$310,861	$—	$—	$419,542
Held-to-maturity—Fair Values
U.S. Treasury and other U.S. government agency obligations	5,933	—	—	—	5,933
State and political subdivisions of states	—	—	10,387	46,713	57,100
Mortgage-backed securities	—	—	—	17,385	17,385
Other debt securities	14,383	1,218	3,177	1,573	20,351

Total investment securities—held-to-maturity	$20,316	$1,218	$13,564	$65,671	$100,769

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Investment securities—available-for-sale
Other debt securities	0.00%	6.00%	—	—	4.44%
Investment securities—held-to-maturity
U.S. Treasury and other U.S. government agency obligations	3.69%	—	—	—	3.69%
State and political subdivisions of states	—	—	5.42%	4.66%	4.78%
Mortgage-backed securities	—	—	—	5.52%	5.52%
Other debt securities	6.77%	6.32%	6.66%	5.07%	6.59%
Total investment securities—held-to-maturity	5.87%	6.32%	5.72%	4.88%	5.19%

The Company had no investment securities classified as trading during the years ended November 30, 2007 and 2006.

In 2005, the Company acquired investment securities available-for-sale and held-to-maturity of $5.5 million and $6.8 million, respectively, with the acquisition of the PULSE business. In that same year, the Company sold the investment securities at a net loss of $37 thousand. There were no other investment securities sold during the years ended November 30, 2007, 2006 and 2005.

5.	Loan Receivables

Loan receivables consist of the following (dollars in thousands):

	November 30,
	2007	2006
Loans held for sale:
Domestic	$—	$1,056,380
International	—	—

Total loans held for sale	—	1,056,380
Loan portfolio:
Credit card
Domestic	20,345,787	19,582,675
International	3,123,178	2,952,506

Total credit card	23,468,965	22,535,181
Commercial loans
Domestic	234,136	59,089

Total commercial loans	234,136	59,089

Total credit card, including consumer and commercial	23,703,101	22,594,270
Other consumer loans
Domestic	251,194	92,100
International	—	—

Total other consumer loans	251,194	92,100

Total loan portfolio	23,954,295	22,686,370

Total loan receivables	23,954,295	23,742,750
Allowance for loan losses
Domestic	(759,925)	(703,917)
International	(156,919)	(128,566)

Total allowance for loan losses	(916,844)	(832,483)

Net loan receivables	$23,037,451	$22,910,267

Proceeds from loan sales are as follows (dollars in thousands):

	For the Years Ended November 30,
	2007	2006	2005
Net proceeds from credit card securitizations	$8,434,488	$8,740,325	$7,231,301
Net proceeds from mortgage and installment loan sales	102,905	399,073	217,592

Net proceeds from loan sales	$8,537,393	$9,139,398	$7,448,893

Activity in the allowance for loan losses is as follows (dollars in thousands):

	For the Years Ended November 30,
	2007	2006	2005
Balance at beginning of period	$832,483	$838,848	$942,721
Additions:
Provision for loan losses	950,165	755,637	878,486
Reserves acquired	—	55,499	—
Deductions:
Charge-offs	(1,060,876)	(1,001,430)	(1,144,356)
Recoveries	188,292	174,484	166,447

Net charge-offs	(872,584)	(826,946)	(977,909)
Translation adjustments and other	6,780	9,445	(4,450)

Balance at end of period	$916,844	$832,483	$838,848

Information regarding net charge-offs of interest and fee revenues on credit card loans is as follows (dollars in thousands):

	For the Years Ended November 30,
	2007	2006	2005
Interest accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$204,886	$195,695	$227,054
Loan fees accrued subsequently charged off, net of recoveries (recorded as a reduction to loan fee income)	$83,294	$97,368	$121,791

Information regarding loan receivables that are over 90 days delinquent and accruing interest is as follows (dollars in thousands):

	November 30,
	2007	2006
Domestic	$271,227	$244,669
International	49,438	38,997

Total loans over 90 days delinquent and accruing interest	$320,665	$283,666

Information regarding loan receivables that are not accruing interest is as follows (dollars in thousands):

	November 30,
	2007	2006
Domestic	$102,286	$110,486
International	118,572	143,435

Total loans not accruing interest	$220,858	$253,921

6.	Credit Card Securitization Activities

The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, certificated beneficial interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights, the interest-only strip receivable and other retained interests. The undivided seller’s interests are not certificated and are reported in loan receivables. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts. The remaining retained interests are subordinate to investors’ interests, and as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors of the trusts. Accrued interest receivable and certain other subordinated retained interests are recorded in amounts due from asset securitization at amounts that approximate fair value. The Company receives annual servicing fees based on a percentage of the investor principal balance outstanding which are included in securitization income on the consolidated and combined statements of income. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing fee approximates just adequate compensation to the Company for performing the servicing. The interest-only strip receivable and cash collateral accounts are recorded in amounts due from asset securitization and reflected at their estimated fair values. Changes in the fair value estimates are recorded in securitization income. Subordinated certificated beneficial interests totaled $0.3 billion at November 30, 2007 and are recorded in investment securities—available-for-sale. At November 30, 2007, the Company had $15.4 billion of retained interests, including $11.9 billion of undivided seller’s interests in credit card asset securitizations. At November 30, 2006, the Company had $12.7 billion of retained interests, including $9.4 billion of undivided seller’s interests in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card receivables. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

The following table summarizes amounts due from asset securitizations (dollars in thousands):

	November 30,
	2007	2006
Cash collateral accounts	$1,641,193	$1,816,003
Accrued interest receivable	573,998	520,232
Interest-only strip receivable	400,313	337,752
Other subordinated retained interests	419,928	439,384
Other	58,040	56,524

Amounts due from asset securitization	$3,093,472	$3,169,895

During the years ended November 30, 2007, 2006 and 2005, the Company completed consumer credit card asset securitizations of $8.4 billion, $8.7 billion and $7.2 billion, respectively, and recognized a net revaluation of their subordinated retained interests, principally the interest-only strip receivable, of $44.9 million, $159.4 million and ($78.5) million, respectively, in securitization income in the consolidated and combined statements of income. Securitized consumer credit card loans outstanding at November 30, 2007 and 2006, were $28.6 billion and $26.7 billion, respectively.

Key economic assumptions used in measuring the interest-only strip receivable at the date of securitization that resulted from credit card securitizations completed were as follows:

	For the Years Ended November 30,
	2007	2006
Weighted average life (in months)	4.7 – 5.0	3.7 – 4.7
Payment rate (rate per month)	20.06% – 20.92%	19.69% – 21.58%
Principal charge-offs (rate per annum)	4.17% – 4.38%	4.57% – 5.23%
Discount rate (rate per annum)	11.00%	11.00%

Key economic assumptions and the sensitivity of the reported fair value of the interest-only strip receivable to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

	November 30,
	2007	2006
Interest-only receivable strip (carrying amount/fair value)	$400	$338
Weighted average life (in months)	4.4	4.4
Weighted average payment rate (rate per month)	19.97%	21.44%
Impact on fair value of 10% adverse change	$(29)	$(27)
Impact on fair value of 20% adverse change	$(54)	$(50)
Weighted average principal charge-offs (rate per annum)	4.56%	4.48%
Impact on fair value of 10% adverse change	$(41)	$(39)
Impact on fair value of 20% adverse change	$(81)	$(78)
Weighted average discount rate (rate per annum)	12.00%	11.00%
Impact on fair value of 10% adverse change	$(2)	$(1)
Impact on fair value of 20% adverse change	$(4)	$(3)

The sensitivity analysis in the table above is hypothetical and should be used with caution. Changes in fair value based on a 10% or 20% variation in an assumption generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the interest-only strip receivable is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower payments and increased charge-offs), which might magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company may take to mitigate the impact of any adverse changes in the key assumptions.

The table below summarizes certain cash flows received from the securitization master trusts (dollars in millions):

	For the Years Ended November 30,
	2007	2006	2005
Proceeds from third-party investors in new credit card securitizations	$8,434	$8,727	$7,231
Proceeds from collections reinvested in previous credit card securitizations	$62,941	$60,947	$54,947
Contractual servicing fees received	$569	$536	$558
Cash flows received from retained interests	$2,495	$2,336	$2,291

The table below presents quantitative information about delinquencies, net principal charge-offs and components of managed credit card loans, including securitized loans (dollars in millions):

	November 30, 2007		For the Year Ended November 30, 2007
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Charge-offs
Managed credit card loans	$52,302	$1,949	$51,338	$2,093
Less: Securitized credit card loans	28,599	1,120	28,524	1,221

Owned credit card loans	$23,703	$829	$22,814	$872

	November 30, 2006		For the Year Ended November 30, 2006
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Charge-offs
Managed credit card loans	$50,350	$1,763	$48,216	$1,967
Less: Securitized credit card loans	26,703	1,003	26,560	1,146

Owned credit card loans	$23,647	$760	$21,656	$821

7.	Premises and Equipment

A summary of premises and equipment, net is as follows (dollars in thousands):

	November 30, 2007
	2007	2006
Land	$44,592	$44,531
Buildings and improvements	539,103	525,900
Capitalized equipment leases	7,924	7,924
Furniture, fixtures and equipment	461,753	411,178
Software	306,084	275,441

Premises and equipment	1,359,456	1,264,974
Less: Accumulated depreciation	(511,829)	(454,425)
Less: Accumulated amortization of software	(189,135)	(149,649)

Premises and equipment, net	$658,492	$660,900

Depreciation expense, including amortization of assets recorded under capital leases, was $84.3 million, $87.0 million and $90.3 million for the years ended November 30, 2007, 2006 and 2005, respectively. Amortization expense on capitalized software was $38.6 million, $26.2 million and $22.6 million for the years ended November 30, 2007, 2006 and 2005, respectively.

The Company has premises and equipment located in the United Kingdom with net book values of $83.3 million and $67.8 million at November 30, 2007 and 2006, respectively. The Company’s remaining premises and equipment are located in the United States.

8.	Business Combinations and Other Acquisitions

Liverpool Victoria. On May 13, 2006 and August 1, 2006, the Company acquired certain credit card assets in the United Kingdom from financial services company Liverpool Victoria. The aggregate acquisition price was approximately $178.5 million, which was paid in cash during the year ended November 30, 2006. The Company recorded PCCRs of $7.1 million in connection with the acquisition. The acquisition of the Liverpool Victoria portfolios, included within the International Card segment, was not significant to the Company’s consolidated and combined results of operations or cash flows for the year ended November 30, 2006.

Goldfish. On February 17, 2006, the Company acquired the Goldfish credit card business in the United Kingdom from Lloyds TSB Group Plc. Since the acquisition date, the results of operations and cash flows of Goldfish have been included in the Company’s consolidated and combined results of operations and cash flows within the International Card segment. The acquisition price was approximately $1.7 billion, which was funded from excess capital and was paid in cash during February 2006. The Company recorded goodwill of $246.3 million, PCCRs of $53.2 million and trade name intangibles of $69.1 million in connection with the acquisition. The pro forma impact of the acquisition of Goldfish was not significant to the Company’s consolidated and combined results of operations or cash flows for the year ended November 30, 2006.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the Goldfish acquisition (dollars in thousands):

At February 17, 2006
Consumer loans	$1,304,074
Goodwill(1)	246,264
Amortizable intangible assets	122,294
Other assets	19,842

Total assets acquired	1,692,474
Total liabilities assumed	29,502

Net assets acquired	$1,662,972

(1)	All of the goodwill acquired is expected to be deductible by the Company for income tax purposes.

In 2005, the Company acquired PULSE EFT Association, which is included in the Third-Party Payments segment, and recorded goodwill and intangibles related to this acquisition at that time.

There were no acquisitions completed by the Company during the year ended November 30, 2007.

9.	Goodwill

Goodwill was recognized by the Company upon its acquisitions of both PULSE and Goldfish. See Note 8: Business Combinations and Other Acquisitions for further detail on the Goldfish acquisition.

The following table presents changes to goodwill by segment (dollars in thousands):

	U.S. Card	International Card	Third-Party Payments	Total
November 30, 2005	$—	$—	$255,421	$255,421
Acquisitions	—	246,264	—	246,264
Translation adjustments	—	32,043	—	32,043

November 30, 2006	$—	$278,307	$255,421	$533,728
Translation adjustments	—	12,854	—	12,854
Impairment	—	(291,161)	—	(291,161)

November 30, 2007	$—	$—	$255,421	$255,421

During the fourth quarter of 2007, the International Card segment recorded a non-cash impairment charge to goodwill of $291 million. The impairment charge is recorded as a component of total other expense in the accompanying consolidated and combined statements of income.

In August 2007, management began a strategic review of the International Card segment. This review, which was completed in the fourth quarter, involved consideration of industry trends in the United Kingdom, the various challenges facing credit card issuers in that market, the impact of certain initiatives already undertaken by the Company to restore profitability in the segment and the expected impact of additional actions planned in light of these circumstances. As a result of the strategic review, management revised its long-range projections for the International Card segment, and these projections were used as the basis for a revised estimate of the segment’s fair value.

The fair value of the segment was estimated using a discounted cash flow method that incorporated the revised long-range projections and an estimated terminal value. This valuation methodology incorporates assumptions about the amount and timing of future cash flows, discount rates and other factors that are inherently uncertain and judgmental in nature.

The International Card segment comprises a single reporting unit for purposes of goodwill allocation under Statement No. 142. The carrying value of this reporting unit was in excess of its revised estimated fair value, indicating that goodwill was impaired. Based on evaluation of the estimated fair values of the individual assets and liabilities of the reporting unit, management concluded that goodwill had an implied fair value of zero and accordingly, the $291 million carrying value of goodwill associated with this reporting unit was written off.

10.	Other Intangible Assets

The Company’s amortizable intangible assets consist primarily of acquired customer relationships and trade name intangibles recognized in the acquisitions of PULSE in January 2005 and the Goldfish credit card business in February 2006. Acquired customer relationships consist of PCCRs and other acquired customer relationships. PCCRs consist of the cardholder relationships acquired as part of the acquisitions of the Goldfish business and the Liverpool Victoria portfolios. Other acquired customer relationships consist of those relationships in existence between PULSE and the numerous financial institutions that participate in its network, as valued at the date of the Company’s acquisition of PULSE. See Note 8: Business Combinations and Other Acquisitions for further detail.

During the fourth quarter of 2007, the International Card segment recorded a non-cash impairment charge to intangible assets of $100 million. The impairment charge is recorded as a component of total other expense in the accompanying consolidated and combined statements of income.

In conjunction with the strategic review completed in the fourth quarter related to the International Card segment, management evaluated the PCCRs and trade name intangibles associated with this segment to determine whether the carrying values of those assets were recoverable from the estimated future cash flows indicated by the revised long-term projections. Recoverability of an amortizable intangible asset is determined by comparing the carrying value of the asset to the sum of the undiscounted future cash flows expected to be derived from the use of the asset. Pursuant to Statement No. 142, if the carrying value exceeds the sum of the undiscounted cash flows, the asset is deemed to be not recoverable and must be written down to its estimated fair value. Fair value for PCCRs is estimated using the expected stream of future cash flows discounted at a rate commensurate with the risk associated with such cash flows. Fair value for trade name intangibles is estimated using a relief from royalty method, which applies an assumed royalty rate to the estimated revenues to be generated from the use of the asset to approximate the costs saved by the owner of the trade name who would otherwise have to pay for its use. The cash flow stream derived by this method is then discounted at a rate commensurate with the risk associated with such cash flows to estimate the fair value of the asset. Based on those evaluations, neither asset group was deemed to be entirely recoverable from expected future cash flows and accordingly, each was written down to its estimated fair value. These write-downs, totaling $100 million before taxes, consisted of $45 million related to PCCRs and $55 million related to trade name intangibles.

The following table summarizes the Company’s other intangible assets (dollars in thousands):

	November 30, 2007			November 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$94,808	$25,133	$69,675	$136,937	$13,851	$123,086
Trade names/other	34,643	6,275	28,368	80,748	2,657	78,091

Intangible assets	$129,451	$31,408	$98,043	$217,685	$16,508	$201,177

Amortization expense related to the Company’s intangible assets was $14.4 million, $11.0 million and $5.5 million for the years ended November 30, 2007, 2006 and 2005, respectively. Changes in foreign currency exchange rates impacted the value of other intangible assets related to the Company’s International Card segment by an increase of approximately $11.2 million and $16.2 million during the years ended November 30, 2007 and 2006, respectively.

The following table presents expected intangible asset amortization expense for the next five years based on intangible assets at November 30, 2007 (dollars in thousands):

Year	Amount
2008	$9,411
2009	$9,353
2010	$9,649
2011	$9,416
2012	$8,472

11.	Deposits

The Company’s deposits consist of brokered and direct certificates of deposits, money market deposit accounts, and, to a lesser degree, deposits payable upon demand. All interest-bearing deposit accounts are derived from the domestic operations. A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	November 30,
	2007	2006(1)
Certificates of deposit in amounts less than $100,000	$19,385,024	$9,633,351
Certificates of deposit in amounts of $100,000 or greater	775,717	671,996
Savings deposits, including money market deposit accounts	4,482,776	2,933,480

Total interest-bearing deposits	$24,643,517	$13,238,827

Average annual interest rate	5.18%	4.68%

(1)	Certain balances in 2006 have been reclassified to reflect clarifying bank regulatory guidance.

At November 30, 2006, money market deposit accounts included $1.9 billion of amounts obtained through the Morgan Stanley Global Wealth Management Bank Deposit Program. As of November 30, 2007 these deposits were zero. See Note 26: Related Party Transactions for further information on this arrangement. Beginning in the second quarter of 2007, Discover Bank entered into similar arrangements with various other brokers. At November 30, 2007 money market deposits include $2.9 billion of amounts obtained through these relationships.

At November 30, 2007 and 2006, non-interest bearing deposit accounts included $14.1 million and $28.7 million, respectively, derived from the Company’s U.K. operations.

At November 30, 2007, certificates of deposit maturing over the next five years and thereafter were as follows (dollars in thousands):

Year	Amount
2008	$9,872,437
2009	$4,312,336
2010	$2,463,906
2011	$832,219
2012	$1,498,888
Thereafter	$1,180,955

12.	Short-Term Borrowings

Short-term borrowings consist of term and overnight Federal Funds purchased and other short-term borrowings with original maturities less than one year. The following table identifies the balances and weighted average interest rates on short-term borrowings outstanding at period end (dollars in thousands):

	November 30, 2007		November 30, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Domestic:
Overnight Federal Funds purchased	$250,000	4.68%	$3,000,000	5.31%
Term Federal Funds purchased	—	—	100,000	5.35%
Other short-term borrowings	—	—	1,811,124	5.46%
International:
Other short-term borrowings	2,925,426	6.11%	1,828,554	5.25%

Total short-term borrowings	$3,175,426	5.99%	$6,739,678	5.34%

The following table identifies the interest expense paid on short-term borrowings (dollars in thousands):

	For the Years Ended November 30,
	2007	2006	2005
Domestic:
Overnight Federal Funds purchased	$29,840	$15,187	$183
Term Federal Funds purchased	23,463	18,534	13,344
Other short-term borrowings	36,009	83,741	49,159
International:
Other short-term borrowings	142,885	76,258	44,799

Total interest expense on short-term borrowings	$232,197	$193,720	$107,485

On June 20, 2007, the Company received proceeds of $2.7 billion related to the issuance of debt by unrelated conduit providers. The transaction was structured as a borrowing secured by the performance of the owned credit card receivables of the International Card segment. The financing arrangement which has a flexible term of up to 364 days, facilitated the pay down of short-term and long-term borrowings with Morgan Stanley. As of November 30, 2007, the balance of this structured secured borrowing was $2.9 billion and the remaining available financing was approximately $0.8 billion.

Short-term borrowings as of November 30, 2006 include certain short-term borrowings from Morgan Stanley. Prior to the Distribution, the Company repaid all outstanding balances with Morgan Stanley. See Note 26: Related Party Transactions herein for further disclosure concerning transactions with Morgan Stanley.

13.	Long-Term Borrowings

Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in thousands):

	November 30, 2007		November 30, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Domestic:
Bank notes	$249,856	5.03%	$249,737	5.30%
Secured borrowings	1,080,063	5.67%	—	—
Unsecured borrowings	799,222	6.34%	563,579	6.18%
Capital lease obligations	4,952	6.26%	6,179	6.28%
International:
Unsecured borrowings	—	—	688,083	4.77%

Total long-term borrowings	$2,134,093	5.85%	$1,507,578	5.39%

Bank notes are issued from the Global Bank Note Program established by Discover Bank with an issuing capacity of $5 billion. As such, they represent direct, unconditional, unsecured obligations of Discover Bank or the Company. At November 30, 2007 and November 30, 2006, there was approximately $250 million par value of floating-rate bank notes outstanding. Interest on the notes is paid quarterly and is assessed at 15 basis points over the three-month London Interbank Offered Rate (“LIBOR”) and the notes mature in February 2009.

On June 15, 2007, the Company borrowed $1.3 billion from an unrelated conduit provider, the full repayment of which is dependent upon the available balances of the cash collateral accounts at the maturities of underlying securitization transactions. The financing has a term of approximately 3.5 years and a cost of approximately 50 basis points over the commercial paper rate.

On June 12, 2007, the Company received proceeds on the issuance of $800 million par value of unsecured debt to external third parties. The financing is comprised of $400 million having a three-year maturity with a spread of 53 basis points over LIBOR and $400 million with a ten-year maturity with a fixed coupon of 6.45%.

Maturities. Long-term borrowings had the following maturities at November 30, 2007 (dollars in thousands):

Amount
Due in 2008	$398,912
Due in 2009	405,458
Due in 2010	623,410
Due in 2011	307,091
Due in 2012	—
Thereafter	399,222

Total	$2,134,093

The Company negotiated a 59-month $2.5 billion unsecured credit agreement that became effective July 2, 2007. The credit agreement provides for a revolving credit commitment of up to $2.5 billion (of which the Company may borrow up to 30%, and Discover Bank may borrow up to 100%, of the revolving credit commitment). The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate, LIBOR, the EURIBO rate or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitments may be terminated upon an event of default. As of November 30, 2007, the Company had not drawn down any of the outstanding credit.

14.	Employee Compensation Plans

Conversion of Existing Awards Under Morgan Stanley Plans. Prior to the Distribution, all employee stock-based compensation awards were granted by Morgan Stanley. Participation by Discover employees in the Morgan Stanley Employee Stock Purchase Plan ceased in connection with the Distribution. In addition, at the time of the Distribution, 270 individual holders of Morgan Stanley restricted stock units (“RSUs”) and options who were current employees of Discover had their awards converted into newly issued Company RSUs and options pursuant to a formula that was intended to preserve the intrinsic value of the pre-Distribution RSUs and options. The Company’s stock-based compensation awards issued upon completion of the conversion of existing Morgan Stanley equity awards into Discover equity awards on this date and the related weighted-average grant-date fair value is presented below:

Shares Converted upon Distribution	Number of Shares	Weighted- Average Grant Date Fair Value(1)
Stock options	5,223,738	$11.33
Restricted stock units	3,832,871	$20.14

(1)	For stock options, amount includes incremental cost related to the modification of awards upon conversion (see discussion below for further details).

The conversion of all existing Morgan Stanley stock-based compensation awards into Discover awards was considered a modification of these awards in accordance with Statement No. 123R. As a result, Discover compared the fair value of the stock option award immediately prior to the Distribution to the fair value of the award immediately after the Distribution to measure the incremental compensation cost. This resulted in the recognition of a one-time incremental expense of $1.3 million, which was recorded during the quarter ended August 31, 2007.

Stock Compensation Plans. Prior to and in connection with the Distribution, the Company adopted three stock-based compensation plans: the Discover Financial Services Omnibus Incentive Plan, the Discover Financial Services Directors’ Compensation Plan and the Discover Financial Services Employee Stock Purchase Plan. On July 2, 2007, the Company issued “Founder’s Grants” of RSUs to certain directors, executive officers and employees of the Company in the aggregate amount of $134.1 million which are subject to various vesting terms of up to four years. In connection with these awards, the Company recognized expense of $23.5 million, net of estimated forfeitures, for the fiscal year ended November 30, 2007.

On July 27, 2007, Discover stock was offered to employees of the Company’s business in the United Kingdom through a Share Incentive Plan offered by Gold Card Bank Limited in the aggregate amount of $2.1 million subject to various vesting terms over the next three years. In connection with these awards, the Company recognized expense of $0.4 million, for the year ended November 30, 2007.

The total compensation cost that has been charged against income for all of the above plans was $28.8 million for the period from July 2, 2007 to November 30, 2007. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $10.7 million for the period from July 2, 2007 to November 30, 2007. The following tables detail the compensation cost, net of forfeitures, related to each of the above plans, as well as those costs (in thousands) allocated by Morgan Stanley prior to the Distribution:

	For the Year Ended November 30,
	2007	2006(1)	2005
Restricted stock units	$41,865	$27,729	$12,112
Stock options	3,028	2,873	3,076
Employee stock purchase plan	540	716	714

Total	$45,433	$31,318	$15,902

(1)	Includes $7.1 million of accrued stock-based compensation expense for Morgan Stanley equity awards granted to the Company’s retirement-eligible employees in December 2005.

	Pre- Distribution Period from December 1, 2006 to June 30, 2007	Post- Distribution Period from July 1, 2007 to November 30, 2007	Total
Restricted stock units	$14,926	$26,939	$41,865
Stock options	1,176	1,852	3,028
Employee stock purchase plan	540	—	540

Total	$16,642	$28,791	$45,433

Omnibus Incentive Plan. The Discover Financial Services Omnibus Incentive Plan (“Omnibus Plan”), which is stockholder-approved, provides for the award of stock options, stock appreciation rights, restricted stock, RSUs and other stock-based and/or cash awards (collectively, “Awards”). The total number of shares that may be granted is 45 million shares, subject to adjustments for certain transactions as described in the Omnibus Plan document. Shares granted under the Omnibus Plan may be authorized but unissued shares or treasury shares that the Company acquires in the open market, in private transactions or otherwise.

Option awards are generally granted with an exercise price equal to the fair market value of one Discover share at the date of grant; these types of awards expire ten years from the grant date and may be subject to restrictions on transfer, vesting requirements or cancellation under specified circumstances. Similarly, stock awards also may be subject to similar restrictions determined at the time of grant under this plan. Certain option and stock awards provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan).

Directors’ Compensation Plan. The Discover Financial Services Directors’ Compensation Plan (the “Directors’ Compensation Plan”), which is stockholder-approved, permits the grant of retainers and RSUs to non-employee directors. The total number of units available for grant under the Directors’ Compensation Plan equals the excess, if any, of (i) 500,000 shares over (ii) the sum of (a) the number of shares subject to outstanding awards granted under the Directors’ Compensation Plan and (b) the number of shares previously issued pursuant to the Directors’ Compensation Plan. Shares of stock that are issuable pursuant to the awards granted under the Directors’ Compensation Plan shall be authorized and unissued shares, treasury shares or shares of stock purchased by, or on behalf of, the Company in open-market transactions.

A person that became an eligible director prior to December 31, 2007 was entitled to receive a number of RSUs equal to the number obtained by dividing $350,000 by the fair market value of a share of stock on the date of grant. However, if such person is elected or appointed as a director after the date of the spin-off of Discover from Morgan Stanley, this initial award is prorated for the two-year period following the Distribution. Subsequent awards for eligible directors will be obtained by dividing $125,000 by the fair market value of a share of stock on the date of grant. The initial RSUs will be subject to a restriction period whereby 50% of such units shall vest on the first anniversary of the date of grant and the remaining units shall vest on the second anniversary of the date of grant. Subsequent awards will be subject to a restriction period whereby 100% of such units shall vest on the first anniversary of the date of grant.

Employee Stock Purchase Plan. Prior to the Distribution, employees of the Company were allowed to purchase shares of Morgan Stanley common stock at a 15% discount from market value through Morgan Stanley’s Employee Stock Purchase Plan (“ESPP”). The Company expensed the 15% discount associated with the ESPP. The Company adopted the Discover Financial Services Employee Stock Purchase Plan in connection with the Distribution, but did not implement the plan in 2007.

Stock Option Activity. The following table sets forth the activity concerning stock option activity as of July 2, 2007, and changes during the year ended November 30, 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options outstanding at July 2, 2007	5,223,738	$19.35
Granted	—
Exercised	(80,992)	$9.64
Canceled	(633)	$20.73

Options outstanding at November 30, 2007	5,142,113	$19.50	5.2	$2,850

Vested and expected to vest at November 30, 2007	5,075,026	$19.50	5.2	$2,850
Options exercisable at November 30, 2007	4,247,609	$19.43	4.8	$2,848

No stock options were granted in the period from July 2, 2007 to November 30, 2007. As of November 30, 2007, there was $1.3 million of total unrecognized compensation cost related to non-vested stock options granted under the Company’s Omnibus Plan. The cost is expected to be recognized over a total period of 2.5 years and a weighted-average period of 0.7 years. The total intrinsic value of options exercised during this period was $0.9 million. The related excess tax benefit for the period was not material.

Prior to the Distribution, the Company utilized the Black-Scholes pricing model to estimate the fair value of each option as of its date of grant. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Prior to the Distribution, the expected option life of stock options and the expected dividend yield of stock were determined based upon Morgan Stanley’s historical experience. Also, prior to the Distribution, the expected stock price volatility had been determined based upon Morgan Stanley’s historical stock price data over a time period similar to the expected option life. The risk-free interest rate is based on U.S. Treasury Strips with a remaining term equal to the expected life assumed at the date of grant. These assumptions are not necessarily indicative of future assumptions or experience.

Restricted Stock Unit Activity. The following table sets forth the activity concerning vested and unvested RSUs as of July 2, 2007, and changes during the year ended November 30, 2007:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at July 2, 2007	3,832,871	$20.14
Granted	4,868,223	$27.80
Conversions to common stock	(355,404)	$14.83
Canceled	(106,416)	$27.57

Restricted stock units at November 30, 2007	8,239,274	$24.80

The following table sets forth the activity concerning unvested restricted stock units as of July 2, 2007, and changes during the year ended November 30, 2007:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units at July 2, 2007	2,168,052	$21.17
Granted	4,868,223	$27.80
Vested	(18,409)	$21.50
Canceled	(106,416)	$27.57

Unvested restricted stock units at November 30, 2007 (1)	6,911,450	$25.74

(1)	Unvested restricted stock units represent awards where recipients have yet to satisfy either explicit vesting terms or retirement-eligibility requirements.

The fair value of restricted stock units is determined based on the number of units granted and the fair value on the date of grant. The total fair value of RSUs vested during the period from July 2, 2007 to November 30, 2007 was $0.4 million. As of November 30, 2007, there was $117.7 million of total unrecognized compensation cost related to non-vested RSUs granted. The cost is expected to be recognized over a total period of 4.1 years and a weighted-average period of 1.05 years.

Discover 401(k) Awards (Pre-Distribution—Morgan Stanley 401(k) Awards). Eligible U.S. employees of the Company receive 401(k) matching contributions under the Discover 401(k) Plan. Prior to the Distribution, eligible U.S. employees of Discover participated in the Morgan Stanley 401(k) Plan, which included 401(k) matching contributions to eligible employees. The pretax expense associated with the 401(k) match related to the Company’s employees for the years ended November 30, 2007, 2006 and 2005 was $17.0 million, $14.8 million, and $14.6 million, respectively.

15.	Employee Benefit Plans

The Company sponsors defined benefit pension and other postretirement plans for its eligible U.S. employees. The Company also sponsors a separate defined contribution pension plan that covers substantially all of its non-U.S. employees. The following discussion summarizes these plans.

Defined Benefit Pension and Other Postretirement Plans. The Company sponsors the Discover Financial Services Pension Plan for eligible employees in the U.S., which is a non-contributory defined benefit plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”). The Company also sponsors an unfunded supplementary plan (the “Supplemental Plan”) that covers certain executives. These pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. For the Qualified Plan, the Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). Liabilities for benefits payable under the Supplemental Plan are accrued by the Company and are funded when paid to the beneficiaries. All information related to pensions in this footnote is presented on an aggregate basis, unless otherwise specified.

The Company also participates in an unfunded postretirement benefit plan that provides medical and life insurance for eligible U.S. retirees and their dependents.

The Company uses a measurement date of September 30 to calculate obligations under its pension and postretirement plans.

In conjunction with the Distribution, the Company’s portion of the Morgan Stanley Employees Retirement Plan (“MSERP”) was spun off to the Qualified Plan effective December 31, 2006. As a result, the net periodic pension cost for the year ended November 30, 2007 was remeasured as of December 31, 2006. The qualified plan assets and liabilities relating to the pre-distribution participation of the Company’s employees in the MSERP were transferred prior to November 30, 2007. Historically, the Company’s portion of pension and postretirement obligations and expense have been calculated using separate actuarial valuations based on the Company’s specific demographic data and separately tracked plan assets. Unrecognized gains and losses and unrecognized prior service costs (plan amendments) have been calculated and tracked separately as well based on the Company’s experience.

Net Periodic Benefit Cost. Net periodic benefit cost expensed by the Company included the following components (dollars in thousands):

	Pension			Postretirement
	For the Years Ended November 30,			For the Years Ended November 30,
	2007	2006	2005	2007	2006	2005
Service cost, benefits earned during the period	$18,427	$20,093	$18,642	$1,097	$1,441	$1,134
Interest cost on projected benefit obligation	19,389	18,340	16,734	1,310	1,437	1,433
Expected return on plan assets	(22,665)	(20,648)	(19,363)	—	—	—
Net amortization	641	4,082	2,797	(552)	(374)	(378)
Net settlements and curtailments	60	—	—	—	—	—

Net periodic benefit cost	$15,852	$21,867	$18,810	$1,855	$2,504	$2,189

Adoption of Statement No. 158

As of November 30, 2007, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement No. 158”). In accordance with this standard, the Company recorded the funded status of each of its defined benefit pension and postretirement plans as an asset or liability on its consolidated and combined statements of financial condition with a corresponding offset, net of taxes, recorded in accumulated other comprehensive income within stockholders’ equity, resulting in an after tax decrease in equity of $13.1 million.

The following table shows the effects of adopting Statement No. 158 as of November 30, 2007 on the individual line items in the consolidated and combined statements of financial condition (dollars in thousands):

	Before Adoption of Statement No. 158	Adjustments	As Reported at November 30, 2007
Other Assets (1)	$794,749	$(13,471)	$781,278
Total Assets	$37,389,576	$(13,471)	$37,376,105
Accrued expenses and other liabilities (2)	$1,477,163	$(338)	$1,476,825
Total liabilities	$31,777,021	$(338)	$31,776,683
Accumulated other comprehensive income, net of tax	$45,165	$(13,133)	$32,032
Total stockholders’ equity	$5,612,555	$(13,133)	$5,599,422
Total liabilities and stockholders’ equity	$37,389,576	$(13,471)	$37,376,105

(1)	The benefit asset and net deferred tax assets are included in other assets.
(2)	The benefit liability is included in accrued expenses and other liabilities.

Accumulated Other Comprehensive Income. Pretax amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost consist of (dollars in thousands):

	Pension	Postretirement
Prior service credit	$44,120	$497
Net loss	(65,455)	(158)

Total	$(21,335)	$339

The estimated portion of the prior service credit and net loss above that is expected to be recognized as a component of net periodic benefit cost in 2008 is shown below (dollars in thousands):

	Pension	Postretirement
Prior service credit	$(5,228)	$(465)
Net loss	2,989	—

Total	$(2,239)	$(465)

Benefit Obligations and Funded Status. The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets as well as a summary of the Company’s funded status (dollars in thousands):

	Pension		Postretirement
	For the Years Ended November 30,		For the Years Ended November 30,
	2007	2006	2007	2006
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$337,485	$325,058	$22,604	$25,731
Service cost	18,427	20,093	1,097	1,441
Interest cost	19,389	18,340	1,310	1,437
Actuarial (gain) loss	(37,780)	(13,400)	23	(4,711)
Settlements	(240)	—	—	—
Benefits paid	(17,093)	(12,606)	(1,462)	(1,294)

Benefit obligation at end of year	$320,188	$337,485	$23,572	$22,604

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$340,517	$323,961	$—	$—
Actual return on plan assets	19,750	19,923	—	—
Employer contributions	21,599	9,239	1,462	1,294
Settlements	(241)	—	—	—
Benefits paid	(17,093)	(12,606)	(1,462)	(1,294)

Fair value of plan assets at end of year	$364,532	$340,517	$—	$—

Funded and unfunded status: (1)
Funded status	$44,344	$3,032	$(23,572)	$(22,604)
Amount contributed to plan after measurement date	—	21	—	—
Unrecognized prior-service credit	N/A	(49,348)	N/A	(971)
Unrecognized loss	N/A	106,249	N/A	57

Net amount recognized	$44,344	$59,954	$(23,572)	$(23,518)

Amounts recognized in the consolidated and combined statement of financial condition consist of:
Other assets	$45,190	$60,665	$—	$—
Accrued expenses and other liabilities	(846)	(977)	(23,572)	(23,518)
Minimum pension liability adjustment	N/A	266	N/A	—

Net amount recognized	$44,344	$59,954	$(23,572)	$(23,518)

(1)	Due to the adoption of Statement No. 158 as of November 30, 2007, the funded status of the plans are reflected in the November 30, 2007 consolidated and combined statements of financial condition.

The accumulated benefit obligation for all defined benefit pension plans was $301.5 million and $315.1 million at November 30, 2007 and 2006, respectively.

The following table contains information for pension plans with projected benefit obligations in excess of the fair value of plan assets (dollars in thousands):

	November 30,
	2007	2006
Projected benefit obligation	$846	$1,001
Fair value of plan assets	$—	$—

The following table contains information for the Supplemental Plan, which is the only pension plan with accumulated benefit obligations in excess of the fair value of plan assets (dollars in thousands):

	November 30,
	2007	2006
Accumulated benefit obligation	$843	$998
Fair value of plan assets	$—	$—

Assumptions. The following table presents the assumptions used to determine benefit obligations:

	Pension		Postretirement
	For the Years Ended November 30,		For the Years Ended November 30,
	2007	2006	2007	2006
Discount rate	6.36%	5.97%	6.36%	5.97%
Rate of future compensation increases	4.53%	4.10%	N/A	N/A

The following table presents the assumptions used to determine net periodic benefit cost:

	Pension			Postretirement
	For the Years Ended November 30,			For the Years Ended November 30,
	2007	2006	2005	2007	2006	2005
Discount rate	5.97%	5.75%	6.05%	5.97%	5.75%	6.05%
Expected long-term rate of return on plan assets	6.75%	6.75%	7.00%	N/A	N/A	N/A
Rate of future compensation increases	4.10%	4.16%	4.30%	N/A	N/A	N/A

The expected long-term rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and generally was estimated by computing a weighted average return of the underlying long-term expected returns on the different asset classes, based on the target asset allocations. For plans where there is no established target asset allocation, actual asset allocations were used. The expected long-term return on plan assets is a long-term assumption that generally is expected to remain the same from one year to the next but is adjusted when there is a significant change in the target asset allocation, the fees and expenses paid by the plan or market conditions.

The following table presents assumed health care cost trend rates used to determine the postretirement benefit obligations:

	For the Years Ended November 30,
	2007	2006
Health care cost trend rate assumed for next year:
Medical	8.33% – 8.61%	9.00% – 9.33%
Prescription	11.11%	12.33%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$5	$(8)
Effect on postretirement benefit obligation	$310	$(272)

Qualified Plan Assets. The asset allocation for the Qualified Plan at November 30, 2007 and November 30, 2006 and the targeted asset allocation for 2008 by asset class is as follows:

	For the Years Ended November 30,
	2008 Target	2007	2006
Equity securities	45.0%	44.5%	44.4%
Fixed income securities	55.0	54.1	51.4
Other—primarily cash	0.0	1.4	4.2

Total	100.0%	100.0%	100.0%

Qualified Plan Asset Allocation. The Company determined the asset allocation targets for the Qualified Plan based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics and related risk factors. Other relevant factors, including industry practices and long-term historical and prospective capital market returns were considered as well.

The Qualified Plan return objectives provide long-term measures for monitoring the investment performance against growth in the pension obligations. The overall allocation is expected to help protect the Qualified Plan’s funded status while generating sufficiently stable real returns (net of inflation) to help cover current and future benefit payments. Total Qualified Plan portfolio performance is assessed by comparing actual returns with relevant benchmarks, such as the by Standard & Poor’s (“S&P”) 500 Index, the Russell 2000 Index, the MSCI EAFE Index and, in the case of the fixed income portfolio, the Qualified Plan’s liability profile.

Both the equity and fixed income portions of the asset allocation use a combination of active and passive investment strategies and different investment styles. The fixed income asset allocation consists of longer duration fixed income securities in order to help reduce plan exposure to interest rate variation and to better correlate assets with obligations. The longer duration fixed income allocation is expected to help stabilize plan contributions over the long run.

The asset mix of the Qualified Plan is reviewed by the Discover Financial Services Retirement Plan Investment Committee (the “Investment Committee”) on a regular basis. When asset class exposure reaches a minimum or maximum level, an asset allocation review process is initiated and the portfolio is automatically rebalanced back to target allocation levels, unless the Investment Committee determines otherwise.

The Investment Committee has determined to allocate no more than 10% of the Qualified Plan assets to “alternative” asset classes that provide attractive diversification benefits, absolute return enhancement and/or other potential benefit to the plan. Allocations to alternative asset classes will be made based upon an evaluation of particular attributes and relevant considerations of each asset class.

Derivative instruments are permitted in the Qualified Plan’s portfolio only to the extent that they comply with all of the plan’s policy guidelines and are consistent with the plan’s risk and return objectives. In addition, any investment in derivatives must meet the following conditions:

•

Derivatives may be used only if the vehicle is deemed by the investment manager to be more attractive than a similar direct investment in the underlying cash market; or if the vehicle is being used to manage risk of the portfolio.

•	Under no circumstances may derivatives be used in a speculative manner or to leverage the portfolio.

•

Derivatives may not be used as short-term trading vehicles. The investment philosophy of the Qualified Plan is that investment activity is undertaken for long-term investment, rather than short-term trading.

•

Derivatives may only be used in the management of the Qualified Plan’s portfolio when their possible effects can be quantified, shown to enhance the risk-return profile of the portfolio and reported in a meaningful and understandable manner.

As a fundamental operating principle, any restrictions on the underlying assets apply to a respective derivative product. This includes percentage allocations and credit quality. The purpose of the use of derivatives is to enhance investment in the underlying assets, not to circumvent portfolio restrictions.

Cash Flows. The Company expects to contribute approximately $18.5 million to its pension and postretirement benefit plans in 2008 based upon their current funded status and expected asset return assumptions for 2008, as applicable.

Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five years and in aggregate for the years thereafter are as follows (dollars in thousands):

	Pension	Postretirement
2008	$10,821	$1,605
2009	$11,685	$1,705
2010	$12,305	$1,849
2011	$13,755	$1,980
2012	$15,186	$1,982
Thereafter	$99,077	$11,015

Defined Contribution Pension Plans. The Company maintains separate defined contribution pension plans that cover substantially all of its non-U.S. employees. Prior to the Distribution, the Company participated in similar plans maintained by Morgan Stanley. Under such plans, benefits equal the accumulated value of contributions paid. In 2007, 2006 and 2005, the Company’s expense related to these plans was $2.2 million, $3.0 million and $1.5 million, respectively.

16.	Other Expense

Total other expense includes the following components (dollars in thousands):

	For the Years Ended November 30,
	2007	2006	2005
Postage	$109,170	$109,059	$104,597
Fraud losses	84,515	69,727	103,825
Supplies	37,079	33,466	34,785
Credit bureau inquiry fees	29,106	29,872	23,726
Other	102,609	92,965	72,206

Other expense	$362,479	$335,089	$339,139

17.	Income Taxes

Income tax expense consisted of the following (dollars in thousands):

	For the Years Ended November 30,
	2007	2006	2005
Current:
U.S. federal	$520,909	$414,246	$384,767
U.S. state and local(1)	41,913	(18,663)	35,292
International	12,299	33,775	(9)

Total	575,121	429,358	420,050
Deferred:
U.S. federal	(206,350)	80,819	(72,119)
U.S. state and local	(12,783)	(2,509)	(1,033)
International	578	(1,979)	(557)

Total	(218,555)	76,331	(73,709)

Income tax expense	$356,566	$505,689	$346,341

(1)	In 2006, the Company had several outstanding tax matters resolved or settled in its favor that had a $60 million impact on income tax expense.

Subsequent to the Distribution, the Company has determined that all earnings of its foreign subsidiaries will be permanently reinvested to meet their future business goals. As such, the Company has not provided U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of November 30, 2007. The earnings of foreign subsidiaries encompassed in the International Card segment were earmarked for repatriation at November 30, 2006 and 2005 and were not considered to be permanently reinvested. For years 2006 and 2005, any applicable foreign taxes related to the International Card segment were paid by a non-U.S. affiliate of Morgan Stanley.

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended November 30,
	2007	2006	2005
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.2	1.8	3.7
Federal examinations and settlements	—	(2.4)	0.1
State examinations and settlements	(0.1)	(1.4)	(1.3)
Non-deductible spin-off costs	0.5	—	—
Goodwill basis differential	2.9	—	—
Rewards program benefits	(2.9)	—	—
Other	(0.9)	(1.0)	—

Effective income tax rate	37.7%	32.0%	37.5%

Effective October 5, 2007, Goldfish Bank Ltd. is treated as a disregarded entity for U.S. tax purposes through the filing of an entity classification election. As a consequence of this “check the box” election, U.S. deferred tax assets related to the bank’s goodwill and rewards programs were established during fiscal 2007. The tax basis in the bank’s goodwill is less than the related impairment charge, which offsets the tax benefit associated with future reward program deductions.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s net deferred income taxes were as follows (dollars in thousands):

	November 30,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$346,231	$307,407
Compensation and benefits	29,480	11,948
Goodwill	113,231	—
State income taxes	29,839	27,984
Unrealized gains/losses	23,305	1,982
Cardmember fees and rewards	26,931	—
Unearned income	19,807	4,821
Other	29,329	35,150

Total deferred tax assets before valuation allowance	618,153	389,292
Valuation allowance	(1,143)	(11,054)

Total deferred tax assets (net of valuation allowance)	617,010	378,238
Deferred tax liabilities:
Cardmember fees and rewards	—	(2,973)
Depreciation	(24,043)	(27,846)
Securitizations	(145,341)	(119,439)
Customer relationships	(21,339)	(22,182)
Software and processing costs	(23,549)	(4,110)
Other	(14,819)	(39,996)

Total deferred tax liabilities	(229,091)	(216,546)

Net deferred tax assets	$387,919	$161,692

Net deferred tax assets are included in other assets in the Company’s consolidated and combined statements of financial condition.

Deferred income tax assets were reduced by a valuation allowance of $1.1 million and $11.1 million at November 30, 2007 and 2006, respectively. The valuation allowance is attributable to a state deferred income tax asset arising from the existence of a state tax net operating loss carryforward, the realization of which is uncertain at the present time. The state tax net operating loss carryforward relates to Ohio and will expire in 2009 when the Ohio corporation franchise (income) tax is fully phased out.

The Company is under continuous examination by the IRS and the tax authorities for various states. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1999 through 2005. Based on current progress, the Company expects this IRS examination to be substantially completed in 2008. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. Pursuant to Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“Statement No. 5”), tax reserves are established for tax assessments that are deemed to be probable and which can be reasonably estimated. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. The resolution of tax matters will not have a material effect on the consolidated and combined financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated and combined statements of income for a particular future period and on the Company’s effective income tax rate.

18.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. On June 30, 2007, the Distribution by Morgan Stanley was completed to the Morgan Stanley stockholders of one share of DFS common stock for every two shares of Morgan Stanley common stock held on June 18, 2007. As a result, on July 2, 2007, the Company had 477,235,927 shares of common stock outstanding and this share amount is being utilized for the calculation of basic EPS for all periods presented prior to the date of the Distribution.

The following table presents the calculation of basic EPS (dollars in thousands, except per share amounts):

	For the Years Ended November 30,
	2007	2006	2005
Basic EPS:
Net income	$588,630	$1,076,616	$577,915
Weighted average common shares outstanding	477,327,627	477,235,927	477,235,927
Earnings per basic common share	$1.23	$2.26	$1.21

For all periods prior to the date of Distribution, the same number of shares is being used for diluted EPS as for basic EPS as no common stock of DFS was traded prior to July 2, 2007 and no Discover equity awards were outstanding for the prior periods.

The following table presents the computation of diluted EPS (dollars in thousands, except per share amounts):

	For the Years Ended November 30,
	2007	2006	2005
Diluted EPS:
Net income	$588,630	$1,076,616	$577,915
Weighted average common shares outstanding	477,327,627	477,235,927	477,235,927
Effect of dilutive stock options and restricted stock units	1,551,182	—	—

Weighted average common shares outstanding and common stock equivalents	478,878,809	477,235,927	477,235,927

Earnings per diluted common share	$1.23	$2.26	$1.21

The following securities were considered anti-dilutive and therefore were excluded from the computation of diluted EPS:

	For the Years Ended November 30,
	2007	2006	2005
Number of anti-dilutive securities (stock options and restricted stock units) outstanding at end of period	4,932,323	—	—

19.	Capital Adequacy

The Company’s domestic banking entities, Discover Bank and Bank of New Castle, are subject to various regulatory capital requirements as administered by the FDIC. Failure to meet minimum capital requirements can result in the initiation of certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the position and results of Discover Bank and Bank of New Castle, and ultimately those of the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Discover Bank and Bank of New Castle capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Discover Bank and Bank of New Castle to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of November 30, 2007, both Discover Bank and Bank of New Castle met all capital adequacy requirements to which they are subject. Both banks met all capital adequacy requirements to which they were subject at November 30, 2006.

Under regulatory capital requirements adopted by the FDIC and other bank regulatory agencies, FDIC-insured financial institutions must maintain minimum levels of capital that are dependent upon the risk of the financial institutions assets, specifically (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% to 6% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% to 10% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). As of November 30, 2007 and 2006, the most recent notification from the FDIC categorized both Discover Bank and Bank of New Castle as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” Discover Bank and Bank of New Castle must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed either bank’s categories.

In addition to capital adequacy requirements for Discover Bank and Bank of New Castle, actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes (1)			To Be Classified as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
November 30, 2007:
Total capital (to risk-weighted assets)
Discover Bank	$3,643,519	12.2%	$2,387,530	≥	8.0%	$2,984,412	≥	10.0%
Bank of New Castle	$15,325	133.5%	$919	≥	8.0%	$1,148	≥	10.0%
Tier I capital (to risk-weighted assets)
Discover Bank	$3,222,781	10.8%	$1,193,765	≥	4.0%	$1,790,647	≥	6.0%
Bank of New Castle	$15,325	133.5%	$459	≥	4.0%	$689	≥	6.0%
Tier I capital (to average assets)
Discover Bank	$3,222,781	10.7%	$901,071	≥	3.0%	$1,501,785	≥	5.0%
Bank of New Castle	$15,325	94.4%	$487	≥	3.0%	$812	≥	5.0%

November 30, 2006:
Total capital (to risk-weighted assets)
Discover Bank	$4,092,987	15.8%	$2,066,732	≥	8.0%	$2,583,416	≥	10.0%
Bank of New Castle	$14,881	96.0%	$1,240	≥	8.0%	$1,550	≥	10.0%
Tier I capital (to risk-weighted assets)
Discover Bank	$3,711,597	14.4%	$1,033,366	≥	4.0%	$1,550,049	≥	6.0%
Bank of New Castle	$14,881	96.0%	$620	≥	4.0%	$930	≥	6.0%
Tier I capital (to average assets)
Discover Bank	$3,711,597	17.2%	$646,807	≥	3.0%	$1,078,012	≥	5.0%
Bank of New Castle	$14,881	96.5%	$463	≥	3.0%	$771	≥	5.0%

(1)	The minimum Tier 1 capital (to average assets) regulatory requirements can be higher, based on the Bank’s composite CAMELS rating and growth. The components of the CAMELS rating are Capital, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk.

The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. In the years ended November 30, 2007, 2006 and 2005, Discover Bank paid dividends from retained earnings to its parent, Discover Financial Services, of $1.6 billion, $500 million and $175 million, respectively, which were eliminated in consolidation. Bank of New Castle paid no dividends in those years. For the year ended November 30, 2007, 2006 and 2005, the Company paid dividends to Morgan Stanley of $850 million, $500 million and $0, respectively. See Note 26: Related Party Transactions herein for further disclosure concerning capital transactions with Morgan Stanley. The Company paid dividends of $29 million to its stockholders of record in the year ended November 30, 2007 following the Distribution.

The U.K. banking entity is regulated by the FSA with respect to capital adequacy. At November 30, 2007, this entity was compliant with all applicable capital standards.

20.	Commitments, Contingencies and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2013. At November 30, 2007, future minimum payments on leases with remaining terms in excess of one year, consist of the following (dollars in thousands):

	Capitalized Leases	Operating Leases
2008	$1,579	$7,623
2009	1,579	7,958
2010	1,579	6,004
2011	790	3,434
2012	—	3,353
Thereafter	—	2,414

Total minimum lease payments	5,527	$30,786

Less: Amount representing interest	575

Present value of net minimum lease payments	$4,952

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense under operating lease agreements, which considers contractual escalations and is net of sublease rental income, was $14.6 million, $12.6 million and $14.7 million for the years ended November 30, 2007, 2006 and 2005, respectively. For the years ended November 30, 2007, 2006 and 2005, sublease rental income was $3.1 million, $4.9 million and $4.8 million, respectively. See Note 26: Related Party Transactions for further information regarding rental expense and sublease rental income prior to Distribution.

Unused commitments to extend credit. At November 30, 2007, the Company had unused commitments to extend credit for consumer and commercial loans of approximately $265 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

Guarantees. The Company has certain obligations under certain guarantee arrangements, including contracts and indemnification agreements that contingently require the Company to make payments to the guaranteed party based on changes in an underlying (such as a security) related to an asset, liability or equity security of a guaranteed party. Also included as guarantees are contracts that contingently require the Company to make payments to the guaranteed party based on another entity’s failure to perform under an agreement. The Company’s use of guarantees is disclosed below by type of guarantee.

Securitized Asset Representations and Warranties. As part of the Company’s securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. The Company has not recorded any contingent liability in the consolidated and combined financial statements for these representations and warranties and believes that the probability of any payments under these arrangements is remote.

Merchant Chargeback Guarantees. The Company issues credit cards in the United States and United Kingdom and owns and operates the Discover Network in the United States. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the cardholder and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom Discover Network has a direct relationship. If a dispute is resolved in the cardholder’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its cardholder’s account. Discover Network will then charge back the transaction to the merchant or merchant acquirer. If the Discover Network is unable to collect the amount from the merchant or merchant acquirer, it will bear the loss for the amount credited or refunded to the cardholder. In most instances, a payment requirement by the Discover Network is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Discover Network increases. Similarly, the Company is also contingently liable for the resolution of cardmember disputes associated with its general purpose credit cards issued by its U.K. subsidiary on the MasterCard and Visa networks. The maximum potential amount of future payments related to these contingent liabilities is estimated to be the portion of the total Discover Network sales transaction volume processed to date as well as the total U.K. cardmember sales transaction volume billed to date for which timely and valid disputes may be raised under applicable law, and relevant issuer and cardmember agreements. However, the Company believes that amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Years Ended November 30,
	2007	2006	2005
Losses related to merchant chargebacks (in thousands)	$7,062	$5,183	$5,893
Aggregate transaction volume (in millions) (1)	$106,732	$100,343	$87,165

(1)    Represents period transactions processed on Discover Network to which a potential liability exists as well as U.K. cardmember sales transactions which, in aggregate, can differ from credit card sales volume.

The amount of the liability related to the Company’s cardmember merchant guarantee was not material at November 30, 2007 and 2006. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.

The table below provides information regarding the settlement withholdings and escrow deposits (dollars in thousands):

	November 30,
	2007	2006
Settlement withholdings and escrow deposits	$52,683	$54,741

Settlement withholdings and escrow deposits are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated and combined statement of financial condition.

21.	Litigation

In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company has historically relied on the arbitration clause in its cardmember agreements which has limited the costs and exposure to litigation. The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Litigation and regulatory actions could also adversely affect the reputation of the Company.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company often cannot reasonably estimate the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters, including any judgment or settlement, in excess of established legal reserves, will not have a material adverse effect on the consolidated and combined financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s income for such period. For currently pending matters about which management believes it is only reasonably possible that a loss has been incurred, management has concluded that it cannot reasonably estimate the amount of the loss or range of loss. For matters where management has concluded that a loss is both probable and can be reasonably estimated, legal reserves have been established in accordance with Statement No. 5. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

22.	Fair Value Disclosures

In accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments for which it is practical to estimate fair value. To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instrument and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	November 30, 2007		November 30, 2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$8,787,095	$8,787,095	$874,357	$874,357
Investment securities:
Available-for-sale	$420,837	$420,837	$2,314	$2,314
Held-to-maturity	$104,602	$100,769	$82,097	$82,241
Net loan receivables	$23,037,451	$23,185,270	$22,910,267	$22,962,899
Amounts due from asset securitization	$3,093,472	$3,093,472	$3,169,895	$3,169,895
Derivative financial instruments	$2,643	$2,643	$33,339	$33,339
Financial Liabilities
Deposits	$24,725,401	$24,796,911	$13,343,859	$13,299,993
Short-term borrowings	$3,175,426	$3,175,426	$6,739,678	$6,739,678
Long-term borrowings	$2,134,093	$2,091,902	$1,507,578	$1,548,885
Derivative financial instruments	$19,532	$19,532	$27,895	$27,895

Cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to maturities of less than three months.

Investment securities available-for-sale. The carrying values of investment securities classified as available-for-sale are recorded at their fair values.

Investment securities held-to-maturity. The estimated fair values of investment securities classified as held-to-maturity are based on quoted market prices utilizing public information for the same or comparable transactions or information provided through third-party advisors.

Net loan receivables. The Company’s loan receivables consist of loans held for sale and the loan portfolio, which includes loans to consumers and commercial loans. The carrying value of loans held for sale, which consists entirely of consumer loans, approximates fair value as a result of the short-term nature of these assets. To estimate the fair value of the remaining loan receivables, loans are aggregated into pools of similar loan types, characteristics and expected repayment terms. The fair values of the loans are estimated by discounting future cash flows using a rate at which similar loans could be made under current market conditions.

Amounts due from asset securitization. The carrying values of amounts due from asset securitization are recorded at their approximate fair values.

Deposits. The carrying values of money market deposit, non-interest bearing deposits, interest-bearing demand deposits and savings accounts approximates fair value due to liquid nature of these deposits. For time deposits for which readily available market rates do not exist, fair values are estimated by discounting future cash flows using market rates currently offered for deposits with similar remaining maturities.

Short-term borrowings. The carrying values of short-term borrowings approximate their fair values. Term Federal Funds purchased are short-term in nature and have maturities of less than one year. Other short-term borrowings have variable rates of interest and are assumed to approximate fair values due to their automatic ability to reprice with changes in the market.

Long-term borrowings. The fair values of long-term borrowings are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar remaining maturities or repricing terms. The carrying values of bank notes approximate their fair values due to the quarterly repricing of interest rates to current market rates. The carrying values of secured and unsecured borrowings with variable rates are assumed to approximate fair values due to their automatic ability to reprice with changes in the market.

Derivative financial instruments. The Company’s interest rate risk management program is designed to reduce the volatility of earnings resulting from changes in interest rates by having a financing portfolio that reflects the existing repricing schedules of the managed loan receivables while also considering the Company’s right, with notice to cardmembers, to reprice certain loans to a new interest rate in the future. To the extent that asset and related financing repricing characteristics of a particular component of the portfolio are not matched effectively, the Company utilizes interest rate swap agreements to achieve its objective. Interest rate swap agreements are derivative financial instruments that are entered into with institutions that are established dealers and that maintain certain minimum credit criteria established by the Company.

The Company has entered into interest rate swap agreements with unrelated third parties as well as with Morgan Stanley. At November 30, 2007, agreements with Morgan Stanley were no longer isolated from other transactions with unrelated parties. The table that follows summarizes the interest rate swap agreements outstanding (dollars in thousands):

	Notional Amount	Weighted Average Years to Maturity	Estimated Fair Value
November 30, 2007
Interest rate swap agreements	$1,000,500	10.1
Gross positive fair value			$2,643
Gross negative fair value			(10,112)

Total interest rate swap agreements	$1,000,500	10.1	$(7,469)

November 30, 2006
Interest rate swap agreements with Morgan Stanley	$3,875,470	2.4
Gross positive fair value			$33,339
Gross negative fair value			(18,759)
Interest rate swap agreements with unrelated parties	1,192,639	3.1
Gross positive fair value			—
Gross negative fair value			(9,136)

Total interest rate swap agreements	$5,068,109	2.5	$5,444

Gross positive fair values of interest rate swap agreements are recorded in other assets and gross negative fair values are reported in accrued expenses and other liabilities. None of the interest rate swap agreements outstanding at November 30, 2007 were entered into by the Company during 2007 and of the agreements with notional amounts outstanding of $5.1 billion at November 30, 2006, $2.0 billion were entered into during 2006. For the years ended November 30, 2007, 2006 and 2005, other income included a loss of $18.8 million, a gain of $7.1 million and a loss of $1.2 million, respectively, related to the change in fair value of these contracts. For the years ended November 30, 2007 and 2006, interest expense included amortization of $2.6 million and $0.4 million, respectively, related to the fair value adjustment to interest-bearing deposits existing prior to de-designation and the basis adjustment existing on the hedged interest-bearing deposits relating to the risk being hedged. There was no related amortization recorded during the year ended November 30, 2005 as the derivatives were not de-designated until 2006.

At November 30, 2007, the Company had an outstanding foreign currency exchange contract with a notional amount of £226.0 million, entered into during 2007 to economically hedge short-term funding provided to a foreign subsidiary of the Company with a non-dollar currency denomination, the borrowing of which is eliminated in consolidation. The fair value of the contract was a negative $9.4 million at November 30, 2007, and was included in accrued expenses and other liabilities in the consolidated and combined statements of financial condition. The Company recorded the related loss in other income. There were no foreign currency exchange contracts outstanding at November 30, 2006 and 2005.

The Company early adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“Statement No. 159”), as of December 1, 2006, but has not made any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of Statement No. 159 as of November 30, 2007. In conjunction with the adoption of Statement No. 159, the Company also early adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of November 30, 2007, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at November 30, 2007

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at November 30, 2007
Assets
Investment securities – available-for-sale	$1,295	$419,542	$—	$420,837
Amounts due from asset securitization(1)	$—	$—	$2,041,506	$2,041,506
Derivative financial instruments	$—	$2,643	$—	$2,643
Liabilities
Derivative financial instruments	$—	$19,532	$—	$19,532

(1)	Balances represent only the portion of amounts due from asset securitization measured at fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

		Total Realized and Unrealized Gains Included in Income	Total Realized and Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at November 30, 2007
	Balance at November 30, 2006	Net Revaluation of Retained Interests
Assets
Amounts due from asset securitization(1)	$ 2,153,754	$ 46,668	$ 47,206	$ (159,454)	$ —	$ 2,041,506

(1)	Balances represent only the portion of amounts due from asset securitizations measured at fair value.

Of the assets for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at November 30, 2007, the unrealized gain for the twelve months ended November 30, 2007 was $47.2 million. The Company recorded $46.7 million of this unrealized gain in securitization income in the consolidated and combined statements of income and $0.5 million in other comprehensive income in the consolidated and combined statements of financial condition.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Amounts due from asset securitization for which the Company utilized Level 3 inputs to determine fair value primarily reflects the interest-only strip receivable. The interest-only strip receivable represents the contractual right to receive excess spread from the trusts over the estimated life of the securitized loan receivables. The Company estimates the fair value of the interest-only strip receivable based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield, loan losses and payment rates, the interest rate paid to investors, and a discount rate commensurate with the risks involved.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses and acquired credit card portfolios, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the year ended November 30, 2007, the Company determined that the fair value of goodwill and intangible assets associated with the Goldfish and Liverpool Victoria acquisitions had declined below their carrying values. The Company estimated the fair values of these assets utilizing Level 3 inputs, specifically, discounted cash flow projections. At November 30, 2007, the Company recorded a non-cash impairment charge of $391 million to other expense, the amount required to adjust these assets to their estimated fair values.

Assets Measured at Fair Value on a Nonrecurring Basis

(dollars in thousands)

	Balance at November 30, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Year Ended November 30, 2007
Assets
Goodwill	$—	$—	$—	$—	$ (291,161)
Other Intangibles	$38,274	$—	$—	$38,274	(99,958)

					$ (391,119)

23.	Segment Disclosures

The Company’s business activities are managed in three segments, U.S. Card, Third-Party Payments and International Card.

•

U.S. Card. The U.S. Card segment offers Discover Card-branded credit cards issued to individuals and small businesses over the Discover Network, which is the Company’s proprietary credit card network in the United States. Also included within the U.S. Card segment are the Company’s other consumer products and services businesses, including prepaid and other consumer lending and deposit products offered through the Company’s subsidiary, Discover Bank.

•	Third-Party Payments. Third-Party Payments includes PULSE and the third-party payments business.

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

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	Segment information is presented on a managed basis because management considers the performance of the entire managed loan portfolio in managing the business.

•	Other accounting policies applied to the operating segments are consistent with the accounting policies described in Note 2: Summary of Significant Accounting Policies.

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the U.S. Card segment.

•	Discover Network fixed marketing, servicing and infrastructure costs are retained in the U.S. Card segment.

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

The following table presents segment data on a managed basis (dollars in thousands):

	Managed Basis				Securitization Adjustment(1)	GAAP Basis
For the Years Ended November 30,	U.S. Card	Third-Party Payments	International Card	Total		Total
2007
Interest income	$6,376,298	$2,376	$481,845	$6,860,519	$(3,972,350)	$2,888,169
Interest expense	2,729,065	19	246,704	2,975,788	(1,593,373)	1,382,415

Net interest income	3,647,233	2,357	235,141	3,884,731	(2,378,977)	1,505,754
Provision for loan losses	1,853,396	—	317,446	2,170,842	(1,220,677)	950,165
Other income	2,101,076	118,700	168,043	2,387,819	1,158,300	3,546,119
Other expense(2)	2,390,463	84,097	681,952	3,156,512	—	3,156,512

Income (loss) before income tax expense(2)	$1,504,450	$36,960	$(596,214)	$945,196	$—	$945,196

2006
Interest income	$5,748,698	$1,801	$416,986	$6,167,485	$(3,708,959)	$2,458,526
Interest expense	2,160,569	23	176,997	2,337,589	(1,397,549)	940,040

Net interest income	3,588,129	1,778	239,989	3,829,896	(2,311,410)	1,518,486
Provision for loan losses	1,663,472	—	238,172	1,901,644	(1,146,007)	755,637
Other income	2,097,676	110,700	165,160	2,373,536	1,165,403	3,538,939
Other expense	2,381,880	83,529	254,074	2,719,483	—	2,719,483

Income (loss) before income tax expense	$1,640,453	$28,949	$(87,097)	$1,582,305	$—	$1,582,305

2005(3)
Interest income	$5,409,381	$673	$294,343	$5,704,397	$(3,529,586)	$2,174,811
Interest expense	1,671,331	95	129,671	1,801,097	(1,024,618)	776,479

Net interest income	3,738,050	578	164,672	3,903,300	(2,504,968)	1,398,332
Provision for loan losses	2,263,617	—	126,462	2,390,079	(1,511,593)	878,486
Other income	1,753,828	92,143	97,691	1,943,662	993,375	2,937,037
Other expense	2,272,126	92,866	167,635	2,532,627	—	2,532,627

Income (loss) before income tax expense	$956,135	$(145)	$(31,734)	$924,256	$—	$924,256

(1)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(2)	2007 includes a $391 million pretax ($279 million after tax) non-cash impairment charge related to the Company’s International Card segment.
(3)	PULSE was acquired in January 2005.

24.	International Activities

The Company’s international activities consist entirely of consumer lending, originating from the United Kingdom. Selected financial data regarding the U.K. operations is provided in the table below (dollars in thousands):

	For the Years Ended November 30,
	2007	2006	2005
Total assets	$4,062,920	$3,467,691	$2,260,998
Total income(1)	473,203	419,610	256,457
Loss before income tax benefit(2)	(596,214)	(87,097)	(31,734)
Net loss(2)	$(385,457)	$(56,613)	$(21,641)

(1)	Total income is the sum of interest income and other income.
(2)	2007 includes a $391 million pretax ($279 million after tax) non-cash impairment charge related to the Company’s International Card segment.

The provision for loan losses is allocated based on specific loss experience and risk characteristics of international loan receivables. See Note 5: Loan Receivables for further information on international loan receivables.

Prior to the Distribution, certain estimates and assumptions with regard to funding costs and capital were assigned to the U.K. operations. Economic capital was computed based on an internal allocation methodology and was the primary factor in the determination of funding requirements. Costs associated with U.K. funding levels were allocated at amounts approximating the costs incurred during those periods to obtain the funding.

25.	Geographical Distribution of Loans

The Company originates credit card and other consumer loans primarily throughout the United States and to a lesser degree in the United Kingdom. The loan receivables are predominantly credit card loans. The geographic distribution of the Company’s loan receivables was as follows (dollars in thousands):

	November 30, 2007		November 30, 2006
	Loan Receivables	Percentage of Total	Loan Receivables	Percentage of Total
Domestic:
California	$2,091,029	8.7%	$2,027,783	8.6%
Texas	1,628,695	6.8	1,685,358	7.1
New York	1,389,500	5.8	1,405,879	5.9
Florida	1,303,160	5.4	1,216,199	5.1
Illinois	1,110,425	4.6	1,125,900	4.8
Pennsylvania	986,965	4.1	981,693	4.1
Ohio	912,000	3.8	918,009	3.9
Michigan	769,693	3.2	787,767	3.3
New Jersey	743,108	3.1	745,763	3.1
Other States	9,896,542	41.5	9,895,893	41.7

Domestic	20,831,117	87.0	20,790,244	87.6
International:
United Kingdom	3,123,178	13.0	2,952,506	12.4

Loan receivables	$23,954,295	100.0%	$23,742,750	100.0%

26.	Related Party Transactions

Related Party Transactions with Morgan Stanley

Effective upon the Distribution on June 30, 2007, Morgan Stanley ceased to be a related party to the Company. Prior to the Distribution, Morgan Stanley provided a variety of products and services to the Company or on the Company’s behalf and the Company provided certain products and services to Morgan Stanley. Subsequent to the Distribution, certain arrangements with Morgan Stanley have continued in accordance with the Transition Services Agreement and other agreements by and between Morgan Stanley and the Company (see Form 10, as amended). Transactions with Morgan Stanley subsequent to the Distribution are not isolated from those conducted with other third parties.

Information provided below includes the amounts of transactions with Morgan Stanley for the seven months ended June 30, 2007 (the date of the Distribution) and the twelve months ended November 30, 2006 and 2005. Amounts due from or to Morgan Stanley are only provided as of November 30, 2006 as Morgan Stanley was not a related party as of November 30, 2007.

In 2006, the Company began purchasing Federal Funds from Morgan Stanley Bank. Interest expense on Federal Funds purchased from Morgan Stanley Bank was $29.5 million and $22.8 million for the years ended November 30, 2007 and 2006, respectively. At November 30, 2006, there were $3.0 billion in Federal Funds from Morgan Stanley Bank reported in short-term borrowings in the combined statement of financial condition.

In 2006, the Company began participating in the Morgan Stanley Global Wealth Management Bank Deposit Program launched by Morgan Stanley DW Inc. (“MSDW”). Under the program, MSDW sweeps excess client cash into interest-bearing deposit accounts at FDIC-insured banks participating in the program. The Company incurred related servicing and administrative fees in the years ended November 30, 2007 and 2006 of $19.4 million and $11.0 million, respectively. At November 30, 2006, the outstanding interest-bearing deposit balance related to the Morgan Stanley Global Wealth Management Bank Deposit Program was $1.9 billion.

The Company paid brokerage commissions to Morgan Stanley for the sales of certificates of deposit. These commissions totaled $38.1 million, $5.6 million and $47.0 million for the years ended November 30, 2007, 2006 and 2005, respectively. These commissions are amortized to interest expense over the lives of the related certificates of deposit. At November 30, 2006, unamortized prepaid commissions on these certificates of deposit were $29.2 million, and were included in other assets in the combined statement of financial condition. Amortization of the prepaid commissions was $16.2 million, $27.6 million and $32.2 million for the years ended November 30, 2007, 2006 and 2005, respectively.

In 2007, 2006 and 2005, the Company paid underwriting fees on credit card securitizations to Morgan Stanley of $6.3 million, $11.3 million and $8.4 million, respectively. Amortization of such underwriting fees during the same periods was $5.6 million, $9.0 million and $8.9 million, respectively. Deferred underwriting fees associated with these expenses were $19.6 million at November 30, 2006, and were included in other assets in the consolidated and combined statements of financial condition.

In 2007 and 2006, the Company sold $41.4 million and $255.5 million, respectively, of mortgage loans to Morgan Stanley Credit Corporation (“MSCC”). The gains recognized on these sales in 2007, 2006 and 2005 were $2.4 million, $7.4 million and $6.2 million, respectively. In most instances, these loans, when originated, were recorded in loans held for sale until sold. At November 30, 2006, mortgage loans held for sale that were subsequently sold to MSCC were $3.7 million.

In the ordinary course of business, the Company entered into interest rate swap and foreign currency exchange contracts with various counterparties, including Morgan Stanley Capital Services Inc., a wholly-owned subsidiary of Morgan Stanley, which serves as Morgan Stanley’s principal U.S. swaps dealer, to economically hedge interest rate and currency exchange risks as part of its risk management program and under terms consistent with those that would have been offered to an unrelated third-party.

The Company had short-term and long-term debt obligations to Morgan Stanley prior to the Distribution which have all been repaid as of November 30, 2007. At November 30, 2006, the Company had short-term obligations to Morgan Stanley of $6.6 billion. Interest expense on short-term obligations to Morgan Stanley was $142.7 million, $159.9 million and $94.0 million for the years ended November 30, 2007, 2006 and 2005, respectively. At November 30, 2006, the Company had long-term obligations to Morgan Stanley of $1.3 billion. Interest expense on long-term obligations to Morgan Stanley was $31.1 million, $62.3 million and $48.9 million for the years ended November 30, 2007, 2006 and 2005, respectively.

MSCC provided transaction processing and other support services related to consumer loan products offered by the Company. The costs of providing these services were included in information processing and other communications and amounted to $2.8 million, $7.8 million and $4.6 million for years ended November 30, 2007, 2006 and 2005, respectively.

In 2006 and 2005, the Company recorded $2.6 million and $3.0 million, respectively, in professional fees for services provided by Morgan Stanley for investment banking fees for acquisition-related costs of the Goldfish and PULSE acquisitions. There were no professional fees for services provided by Morgan Stanley in 2007.

In 2007, 2006 and 2005, the Company received $3.1 million, $4.9 million and $4.8 million, respectively, in sublease rental income from Morgan Stanley. Morgan Stanley maintains offices at three Company-owned locations in Riverwoods, Illinois; New Albany, Ohio; and West Valley City, Utah.

In 2007, 2006 and 2005 the Company recorded $3.0 million, $4.7 million and $4.8 million, respectively, in rent expense for subleasing office space from Morgan Stanley in London, England and Glasgow, Scotland.

As a subsidiary of Morgan Stanley, the Company was charged for certain corporate functions such as Company IT, Company Management, Finance, Legal and Compliance, and Strategy, Administration and other. The primary allocation methodologies utilized by Morgan Stanley included level of support, headcount and a formula that considered revenues, expenses and capital. Each corporate function separately determined the methodology to employ for their allocable expenses.

The table below summarizes intercompany expense allocations by functional area(1) (dollars in thousands):

	For the Years Ended November 30,
	2007	2006	2005
Company IT	$2,608	$5,954	$6,713
Company Management(2)	13,071	24,293	29,142
Finance	13,973	21,615	27,108
Legal and Compliance	7,021	8,637	13,957
Strategy, Administration and other	14,944	30,242	20,026

Total Morgan Stanley allocations	$51,617	$90,741	$96,946

(1)	Allocations based on percentage of total expenses of each functional area versus line item specific allocations. Majority of allocations relates to compensation expense.
(2)	Represents allocations of Morgan Stanley senior management costs.

The Company provided corporate card services to Morgan Stanley, the outstanding balances of which were included in Credit card loan receivables and totaled $14.4 million at November 30, 2006.

The Company included non-interest bearing amounts payable to Morgan Stanley in accrued expenses and other liabilities for expenses paid by Morgan Stanley on behalf of the Company including, but not limited to,

401(k) matching, amortization of compensation cost related to restricted stock grants, tax benefits for exercised stock options and fees for management of the Morgan Stanley Global Wealth Management Bank Deposit Program. The balance payable to Morgan Stanley was $171.6 million at November 30, 2006.

At November 30, 2006, accrued expenses and other liabilities included federal and state income taxes due from Morgan Stanley of $19.8 million. At November 30, 2006, other assets included $2.4 million of interest due from Morgan Stanley related to the settlement of various tax matters.

The Company paid dividends to Morgan Stanley during the years ended November 30, 2007 and 2006 of $850.0 million and $500.0 million, respectively. The Company paid no dividends to Morgan Stanley during the year ended November 30, 2005.

In conjunction with the Distribution, in June 2007 Morgan Stanley contributed the legal entities comprising the International Card segment to the Company and capital of $135.0 million, resulting in the capital level viewed appropriate to support the Company as a stand-alone entity.

While a subsidiary of Morgan Stanley, the Company received an allocation of capital from Morgan Stanley to maintain a level of capital that management believed was appropriate to support the International Card segment. For the years ended November 30, 2007 and 2006, capital allocated to the Company from Morgan Stanley was $43.8 million and $512.9 million, respectively. These amounts are reflected as contributions from Morgan Stanley in the consolidated and combined statements of cash flows.

Other Related Party Transactions

In the ordinary course of business, the Company offers consumer loan products to its directors, executive officers and certain members of their immediate families. These products are offered on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties, and these receivables are included in the loan receivables in the Company’s consolidated and combined statements of financial condition. They were not material to the Company’s financial position or results of operations.

27.	Parent Company Condensed Financial Information

The following Parent Company financial statements are provided in accordance with Regulation S-X of the SEC which requires all issuers or guarantors of registered securities to include separate annual financial statements.

Discover Financial Services

(Parent Company Only)

Condensed Statements of Financial Condition

	November 30,
	2007	2006
	(dollars in thousands)
Assets
Cash and due from banks	$73	$49
Federal Funds sold	530,600	—
Interest-earning time deposits due from subsidiary	4,051	4,053
Notes receivable from subsidiaries	1,323,245	2,528,298
Investments in subsidiaries	4,476,419	5,674,263
Premises and equipment, net	9	269
Other assets	127,400	113,055

Total assets	$6,461,797	$8,319,987

Liabilities and Stockholders’ Equity
Non-interest bearing deposit accounts	$651	$953
Short-term borrowings	—	1,928,562
Long-term borrowings	799,222	438,579
Accrued expenses and other liabilities	62,502	177,121

Total liabilities	862,375	2,545,215
Stockholders’ equity	5,599,422	5,774,772

Total liabilities and stockholders’ equity	$6,461,797	$8,319,987

Discover Financial Services

(Parent Company Only)

Condensed Statements of Income

	For the Years Ended November 30,
	2007	2006	2005
	(dollars in thousands)
Interest income	$103,320	$143,538	$108,298
Interest expense	99,159	133,418	104,469

Net interest income	4,161	10,120	3,829
Dividends from subsidiaries	589,265	500,000	175,000
Management fees from subsidiaries	31,374	25,441	27,993
Other income	894	—	8

Total income	625,694	535,561	206,830
Other expense
Employee compensation and benefits	28,117	26,627	23,734
Marketing and business development	257	400	451
Information processing and communications	405	171	175
Professional fees	4,067	2,997	2,416
Premises and equipment	3,473	3,699	3,855
Other	1,250	1,667	1,199

Total other expense	37,569	35,561	31,830

Income before income tax benefit and equity in undistributed net income of subsidiaries	588,125	500,000	175,000
Income tax benefit	505	—	—
Equity in undistributed net income of subsidiaries	—	576,616	402,915

Net income	$588,630	$1,076,616	$577,915

Discover Financial Services

(Parent Company Only)

Condensed Statements of Cash Flows

	For the Years Ended November 30,
	2007	2006	2005
	(dollars in thousands)
Cash flows from operating activities
Net income	$588,630	$1,076,616	$577,915
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges included in net income:
Equity in undistributed earnings of subsidiaries	—	(576,616)	(402,915)
Compensation payable in common stock options	35,710	—	—
Deferred income taxes	(16,011)	4,465	(3,461)
Depreciation and amortization	45	8	17
Changes in assets and liabilities:
(Increase) decrease in other assets	(3,862)	17,901	(8,322)
(Decrease) increase in other liabilities and accrued expenses	(114,548)	44,301	1,769

Net cash provided by operating activities	489,964	566,675	165,003
Cash flows from investing activities
Net proceeds from (payments for):
(Increase) decrease in investment in subsidiaries	1,241,781	—	—
(Increase) decrease in loans to subsidiaries	(465,776)	(44,403)	63,509
Decrease in loans to Morgan Stanley	118,160	398,335	503,021
Decrease in other loans	1,460,066	3,712	106
Purchases of premises and equipment	233	(256)	(4)

Net cash provided by investing activities	2,354,464	357,388	566,632
Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(1,824,603)	(424,028)	(730,772)
Proceeds from issuance of long-term debt and bank notes	799,204	—	—
Maturity of long-term borrowings	(438,579)	—	—
Purchases of treasury stock	(1,419)	—	—
Net (decrease) increase in deposits	(302)	(462)	(398)
Capital contributions from Morgan Stanley	31,041	—	—
Dividends paid to Morgan Stanley	(850,000)	—	—
Dividends paid	(29,146)	(500,000)	—

Net cash used for financing activities	(2,313,804)	(924,490)	(731,170)

Increase (decrease) in cash and cash equivalents	530,624	(427)	465
Cash and cash equivalents, at beginning of year	49	476	11

Cash and cash equivalents, at end of year	$530,673	$49	$476

Supplemental Disclosures:
Cash paid during the year for:
Interest	$87,639	$140,746	$97,349

Income taxes, net of income tax refunds	$27,923	$17	$(2,538)

Non-cash Transactions
Capital contributions (to) from Morgan Stanley	$103,959	$—	$—

28.	Subsequent Events

On December 19, 2007, the Company declared a dividend of $0.06 per share. The cash dividend was paid on January 22, 2008 to stockholders of record at the close of business on January 3, 2008.

On February 7, 2008 the Company and Barclays Bank Plc entered into a definitive sale and purchase agreement relating to the sale of £129 million of net assets (equivalent to approximately $258 million) of the Company’s U.K. credit card business, which represented substantially all of the Company’s International Card segment and included $3.1 billion in owned loan receivables at November 30, 2007. The aggregate sale price under the agreement is £35 million (equivalent to approximately $70 million), payable in cash at closing and subject to a post-closing adjustment. The closing is expected to occur by the end of the Company’s second quarter of 2008. As a result, the International Card segment will be presented as discontinued operations beginning with first quarter 2008 reporting. The sale is subject to the satisfaction of a number of conditions, including clearance from the U.K. Office of Fair Trading, a minimum value of receivables to be transferred and consents under material contracts. There can be no assurance that the sale will occur by the end of the second quarter of 2008, if at all.

Based on the terms of the sale, the Company expects to record charges of approximately $240 to $270 million pre-tax ($190 to $210 million after tax) in the first quarter of 2008 associated with classifying the segment as held for sale, substantially all of which will be non-cash. These charges, the majority of which are expected to be recognized in the first quarter of 2008, include approximately $5 million related to the termination of certain contractual arrangements and approximately $7 million of employee-related costs. This will be partially offset by the proceeds from the sale of other assets related to the U.K. business of approximately $45 million.

29.	Quarterly Results (unaudited) (dollars in thousands):

	November 30, 2007	August 31, 2007	May 31, 2007	February 28, 2007	November 30, 2006	August 31, 2006	May 31, 2006	February 28, 2006
Interest income	$748,889	$755,610	$703,365	$680,305	$622,166	$642,748	$607,181	$586,431
Interest expense	400,734	361,469	336,253	283,959	243,518	250,440	217,336	228,746

Net interest income	348,155	394,141	367,112	396,346	378,648	392,308	389,845	357,685
Provision for loan losses	339,916	211,576	203,287	195,386	239,693	231,614	129,502	154,828
Other income	1,003,251	845,498	871,693	825,677	828,263	889,374	932,027	889,275
Other expense(1)	1,099,495	698,849	702,992	655,176	781,677	682,537	648,034	607,235

Income (loss) before income tax expense (benefit)(1)	(88,005)	329,214	332,526	371,461	185,541	367,531	544,336	484,897
Income tax expense (benefit)(1)	(31,521)	126,974	123,284	137,829	(981)	126,138	201,058	179,474

Net income (loss)(1)	$(56,484)	$202,240	$209,242	$233,632	$186,522	$241,393	$343,278	$305,423

Basic earnings (loss) per common share	$(0.12)	$0.42	$0.44	$0.49	$0.39	$0.51	$0.72	$0.64
Diluted earnings (loss) per common share	$(0.12)	$0.42	$0.44	$0.49	$0.39	$0.51	$0.72	$0.64

(1)	November 30, 2007 includes a $391 million pretax ($279 million after tax) non-cash impairment charge related to the Company’s International Card segment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Historically, we have relied on certain financial, administrative and other resources of Morgan Stanley to operate our business, including portions of human resources, information technology, accounting, tax, corporate services and treasury. In conjunction with our separation from Morgan Stanley, we are enhancing our own financial, administrative and other support systems or contracting with third parties to replace Morgan Stanley’s systems. We are also establishing our own accounting and auditing policies and systems on a stand-alone basis. We have entered into agreements with Morgan Stanley under which Morgan Stanley will provide some of these services to us on a transitional basis. We are making these changes in anticipation of reporting on our internal control over financial reporting.

Other than those noted above, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information

Not applicable.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our executive officers is included under the heading “Executive Officers” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in Discover Financial Services’ Proxy Statement is incorporated by reference herein.

•	“Election of Directors—Information Concerning Nominees for Election as Directors”

•	“Other Matters—Section 16(a) beneficial ownership reporting compliance”

•	“Corporate Governance—Shareholder recommendations for director candidates”

•	“Corporate Governance—Board meetings and committees”

Our Code of Ethics and Business Conduct applies to all directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and our Controller and Principal Accounting Officer. You can find our Code of Ethics and Business Conduct on our internet site, www.discover.com. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our internet site.

Item 11.	Executive Compensation.

Information regarding executive compensation under the following captions in Discover Financial Services’ Proxy Statement is incorporated by reference herein.

•	“Executive and Director Compensation”

•	“Compensation Discussion and Analysis”

•	“Compensation Committee Report”

•	“2007 Executive Compensation”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to compensation plans under which Discover Financial Services equity securities are authorized for issuance is set forth in the table below.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	13,381,387	$13.82	34,592,521
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	13,381,387	$13.82	34,592,521

(1)	Includes 8,239,274 vested and unvested restricted stock units.
(2)	The vested and unvested restricted stock units are excluded from the weighted average calculation.

Information related to the beneficial ownership of our common stock is presented under the caption “Beneficial Ownership of Company Common Stock” in Discover Financial Services’ Proxy Statement and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions, and director independence under the following captions in Discover Financial Services’ Proxy Statement is incorporated by reference herein.

•	“Other Matters—Certain transactions”

•	“Corporate Governance—Director independence”

I tem 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services under the caption “Ratification of Appointment of Independent Auditor—Independent Registered Public Accounting Firm fees” in Discover Financial Services’ Proxy Statement is incorporated by reference herein.

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Form 10-K:

1.	Consolidated and Combined Financial Statements

The consolidated and combined financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 80 through 138 herein.

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	80
Consolidated and Combined Statements of Financial Condition as of November 30, 2007 and 2006	81
Consolidated and Combined Statements of Income for the years ended November 30, 2007, 2006 and 2005	82
Consolidated and Combined Statements of Changes in Stockholders’ Equity for the years ended November 30, 2007, 2006 and 2005	83
Consolidated and Combined Statements of Cash Flows for the years ended November 30, 2007, 2006 and 2005	84
Notes to Consolidated and Combined Financial Statements	85

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated and combined financial statements.

3.	Exhibits

See the Exhibit Index beginning on page E-1 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 27, 2008.

Discover Financial Services Registrant

By:	/S/ DAVID W. NELMS
David W. Nelms Chief Executive Officer

Power of Attorney

We, the undersigned, hereby severally constitute Kathryn McNamara Corley and D. Christopher Greene, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2008.

Signature	Title

/S/ DENNIS D. DAMMERMAN Dennis D. Dammerman	Chairman

/S/ DAVID W. NELMS David W. Nelms	Chief Executive Officer and Director

/S/ ROY A. GUTHRIE Roy A. Guthrie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ JEFFREY S. ARONIN Jeffrey S. Aronin	Director

/S/ MARY K. BUSH Mary K. Bush	Director

/S/ GREGORY C. CASE Gregory C. Case	Director

/S/ ROBERT M. DEVLIN Robert M. Devlin	Director

/S/ PHILIP A. LASKAWY Philip A. Laskawy	Director

Signature	Title

/S/ MICHAEL H. MOSKOW Michael H. Moskow	Director

/S/ MICHAEL L. RANKOWITZ Michael L. Rankowitz	Director

/S/ E. FOLLIN SMITH E. Follin Smith	Director

/S/ LAWRENCE A. WEINBACH Lawrence A. Weinbach	Director

Exhibit Index

Exhibit Number	Description

2.1*	Separation and Distribution Agreement, dated as of June 29, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 2.1 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

2.2*	Agreement for the Sale and Purchase of the Goldfish Credit Card Business, dated February 7, 2008, among Discover Financial Services, Goldfish Bank Limited, Discover Bank, SCFC Receivables Corporation, and Barclays Bank Plc (filed as Exhibit 2.1 to Discover Financial Services’ Current Report on Form 8-K filed on February 7, 2008 and incorporated herein by reference thereto).

3.1	Amended and Restated Certificate of Incorporation of Discover Financial Services (filed as Exhibit 4(a) to Discover Financial Services’ Registration Statement on Form S-8 (registration no. 333-144184) and incorporated herein by reference thereto).

3.2	Amended and Restated By-Laws of Discover Financial Services (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto).

4.1	Senior Indenture, dated as of June 12, 2007, by and between Discover Financial Services and U.S. Bank, National Association, as trustee (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

4.2	Registration Rights Agreement, dated as of June 12, 2007, by and between Discover Financial Services and Morgan Stanley & Co. Incorporated, as representative of the several initial purchasers listed therein (filed as Exhibit 4.4 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

10.1	Tax Sharing Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.2	U.S. Employee Matters Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.3	Transition Services Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.4	Transitional Trade Mark License Agreement, dated as of June 30, 2007, between Morgan Stanley & Co. PLC and Goldfish Bank Limited (filed as Exhibit 10.4 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.5	Trust Agreement, dated as of July 2, 2007, between Discover Bank, as Beneficiary, and Wilmington Trust Company, as Owner Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on July 2, 2007 and incorporated herein by reference thereto).

E-1

Exhibit Number	Description
10.6	Amended and Restated Pooling and Servicing Agreement, dated as of November 3, 2004, between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank, National Association, as Trustee (filed as Exhibit 4.2 to Discover Card Master Trust I’s Current Report on Form 8-K dated as of October 29, 2004 (Exchange Act file number 0-23108) and incorporated herein by reference thereto), as amended by First Amendment dated as of January 4, 2006, between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Discover Card Master Trust I’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference thereto), and Second Amendment dated as of March 30, 2006, between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Discover Card Master Trust I’s Current Report on Form 8-K filed on April 15, 2006 and incorporated herein by reference thereto), and Third Amendment dated as of July 26, 2007, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto) and Fourth Amendment dated as of December 18, 2007 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on December 18, 2007 and incorporated herein by reference thereto).

10.7	Series Supplement for Series 2007-CC, dated as of July 26, 2007, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.8†	Omnibus Incentive Plan of Discover Financial Services (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto).

10.9†	Amended Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.6 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 12, 2007 and incorporated herein by reference thereto).

10.10†	Directors’ Compensation Plan of Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto).

10.11†	Amended Form of Restricted Stock Unit Award Under Discover Financial Services Directors’ Compensation Plan (filed as Exhibit 10.7 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 12, 2007 and incorporated herein by reference thereto).

10.12†	Employee Stock Purchase Plan of Discover Financial Services (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto).

10.13	Credit Agreement, dated as of June 6, 2007, among Discover Financial Services, Discover Bank, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

10.14†	Offer of Employment, dated as of January 8, 1999 (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

10.15†	Waiver of Change of Control Benefits, dated September 24, 2007 (filed as Exhibit 10.15 to Discover Financial Services’ Registration Statement on Form S-4 filed on November 27, 2007 and incorporated herein by reference thereto).

E-2

Exhibit Number	Description
10.16	Collateral Certificate Transfer Agreement, dated as of July 26, 2007 between Discover Bank, as Depositor and Discover Card Execution Note Trust (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.17	Indenture, dated as of July 26, 2007, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.5 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.18	Indenture Supplement for the DiscoverSeries Notes, dated as of July 26, 2007, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.6 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.19†	Discover Financial Services Change-in-Control Severance Policy (filed as Exhibit 10.6 to Discover Financial Services’ Quarterly Report on form 10-Q filed on October 12, 2007 and incorporated herein by reference thereto).

11	Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8, Note 18: Earnings Per Share to the audited consolidated and combined financial statements and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

14	Code of Ethics and Business Conduct (filed as Exhibit 14.1 to Amendment No. 2 to Discover Financial Services’ Registration Statement on Form 10 filed on May 8, 2007 and incorporated herein by reference thereto).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.

E-3