Form 10-Q
period 2008-02-29
Discover Financial Services
filed 2008-04-14
CIK 1393612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

As of March 31, 2008 there were 479,322,614 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES

Quarterly Report on Form 10-Q

For the quarterly period ended February 29, 2008

Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.

We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover, PULSE, Cashback Bonus, ShopDiscover, Discover Motiva Card, Miles by Discover Card, Discover Open Road Card and Discover Network. All other trademarks, trade names and service marks included in this quarterly report are the property of their respective owners.

Part 1. Financial Information

Item 1.	Financial Statements

DISCOVER FINANCIAL SERVICES

Consolidated Statements of Financial Condition

	February 29, 2008	November 30, 2007
	(unaudited)
	(dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$368,914	$362,697
Federal Funds sold	3,929,200	6,270,600
Interest-earning deposits in other banks	3,988,176	1,440,979
Commercial paper	—	11,191

Cash and cash equivalents	8,286,290	8,085,467
Investment securities:
Available-for-sale (amortized cost of $809,497 and $425,681 at February 29, 2008 and November 30, 2007, respectively)	792,979	420,837
Held-to-maturity (market value $91,881 and $100,769 at February 29, 2008 and November 30, 2007, respectively)	99,527	104,602
Loan receivables:
Loans held for sale	349,072	—
Loan portfolio:
Credit card	19,895,527	20,345,787
Commercial loans	312,211	234,136
Other consumer loans	485,871	251,194

Total loan portfolio	20,693,609	20,831,117

Total loan receivables	21,042,681	20,831,117
Allowance for loan losses	(860,378)	(759,925)

Net loan receivables	20,182,303	20,071,192
Accrued interest receivable	122,765	123,292
Amounts due from asset securitization	2,935,494	3,041,215
Premises and equipment, net	567,475	575,229
Goodwill	255,421	255,421
Intangible assets, net	57,900	59,769
Other assets	922,578	712,678
Assets of discontinued operations	3,105,327	3,926,403

Total assets	$37,328,059	$37,376,105

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$24,881,960	$24,643,517
Non-interest bearing deposit accounts	59,816	67,796

Total deposits	24,941,776	24,711,313
Short-term borrowings	250,000	250,000
Long-term borrowings	1,976,147	2,134,093
Accrued interest payable	248,480	264,965
Accrued expenses and other liabilities	1,599,633	1,317,842
Liabilities of discontinued operations	2,657,682	3,098,470

Total liabilities	31,673,718	31,776,683
Commitments, contingencies and guarantees (Note 9)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 479,269,154 and 477,762,018 shares issued at February 29, 2008 and November 30, 2007, respectively	4,793	4,777
Additional paid-in capital	2,885,610	2,846,127
Retained earnings	2,761,159	2,717,905
Accumulated other comprehensive income	5,191	32,032
Treasury stock, at cost; 142,245 and 73,795 shares at February 29, 2008 and November 30, 2007, respectively	(2,412)	(1,419)

Total stockholders’ equity	5,654,341	5,599,422

Total liabilities and stockholders’ equity	$37,328,059	$37,376,105

See Notes to Consolidated and Combined Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated and Combined Statements of Income

	For the Three Months Ended
	February 29, 2008	February 28, 2007
	(unaudited)
	(dollars in thousands, except per share amounts)
Interest income:
Consumer loans	$550,018	$569,393
Commercial loans	3,203	195
Federal Funds sold	41,279	5,021
Commercial paper	77	204
Investment securities	5,987	1,183
Deposits in other banks	22,437	—
Other interest income	39,801	36,210

Total interest income	662,802	612,206
Interest expense:
Deposits	309,799	187,258
Short-term borrowings	90	52,334
Long-term borrowings	29,552	12,215

Total interest expense	339,441	251,807

Net interest income	323,361	360,399
Provision for loan losses	305,632	147,198

Net interest income after provision for loan losses	17,729	213,201

Other income:
Securitization income	713,497	508,300
Loan fee income	88,258	89,041
Discount and interchange revenue	51,896	79,581
Insurance	47,769	43,963
Merchant fees	18,844	25,326
Transaction processing revenue	25,954	24,510
Other income	29,326	19,628

Total other income	975,544	790,349
Other expense:
Employee compensation and benefits	217,370	215,167
Marketing and business development	141,553	134,542
Information processing and communications	78,276	78,844
Professional fees	73,672	76,065
Premises and equipment	19,641	19,575
Other expense	71,831	67,648

Total other expense	602,343	591,841

Income from continuing operations before income tax expense	390,930	411,709
Income tax expense	152,101	151,891

Income from continuing operations	238,829	259,818
Loss from discontinued operations, net of tax	(157,615)	(26,186)

Net income	$81,214	$233,632

Basic earnings per share:
Income from continuing operations	$0.50	$0.54
Loss from discontinued operations, net of tax	(0.33)	(0.05)

Net income	$0.17	$0.49

Diluted earnings per share:
Income from continuing operations	$0.50	$0.54
Loss from discontinued operations, net of tax	(0.33)	(0.05)

Net income	$0.17	$0.49

Dividends paid per common share	$0.06	$—

See Notes to Consolidated and Combined Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated and Combined Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
	(unaudited)
	(dollars and shares in thousands)
Balance at November 30, 2006	1	$100	$2,636,265	$3,008,421	$129,986	$—	$5,774,772
Comprehensive income:
Net income	—	—	—	233,632	—	—	233,632
Foreign currency translation (accumulated amount of $128,749 at February 28, 2007)	—	—	—	—	(1,236)	—
Net unrealized losses on investment securities	—	—	—	—	(176)	—
Other	—	—	—	—	31	—

Other comprehensive loss	—	—	—	—	(1,381)	—	(1,381)

Total comprehensive income	—	—	—	—	—	—	232,251
Capital contribution from Morgan Stanley	—	—	21,635	—	—	—	21,635
Cash dividends paid to Morgan Stanley	—	—	—	(500,000)	—	—	(500,000)

Balance at February 28, 2007	1	$100	$2,657,900	$2,742,053	$128,605	$—	$5,528,658

Balance at November 30, 2007	477,762	$4,777	$2,846,127	$2,717,905	$32,032	$(1,419)	$5,599,422
Adoption of FASB Interpretation No. 48	—	—	—	(8,743)	—	—	(8,743)
Comprehensive income:
Net income	—	—	—	81,214	—	—	81,214
Foreign currency translation (accumulated amount of $28,358 at February 29, 2008)	—	—	—	—	(20,000)	—
Net unrealized losses on investment securities	—	—	—	—	(6,841)	—

Other comprehensive loss	—	—	—	—	(26,841)	—	(26,841)

Total comprehensive income	—	—	—	—	—	—	54,373
Purchases of treasury stock	—	—	—	—	—	(993)	(993)
Common stock issued under employee 401(k) plan	1,138	12	16,125	—	—	—	16,137
Common stock issued and stock-based compensation expense	369	4	23,409	—	—	—	23,413
Dividends	—	—	—	(29,217)	—	—	(29,217)
Other	—	—	(51)	—	—	—	(51)

Balance at February 29, 2008	479,269	$4,793	$2,885,610	$2,761,159	$5,191	$(2,412)	$5,654,341

See Notes to Consolidated and Combined Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated and Combined Statements of Cash Flows

	For the Three Months Ended
	February 29, 2008	February 28, 2007
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net income	$81,214	$233,632
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sale of mortgages and installment loans	—	(422)
Net principal disbursed on loans originated for sale	—	(24,878)
Proceeds from sales of loans originated for sale	—	26,389
Impairment of disposal group	172,469	—
Loss on investments	1,184	—
Stock-based compensation expense	39,550	—
Deferred income taxes	34,403	17,368
Depreciation and amortization on premises and equipment	29,755	30,667
Other depreciation and amortization	30,826	31,133
Provision for loan losses	324,477	195,386
Amortization of deferred revenues	(5,587)	(5,450)
Changes in assets and liabilities:
(Increase) decrease in amounts due from asset securitization	103,244	(181,506)
(Increase) decrease in other assets	(30,053)	(12,855)
Increase (decrease) in accrued expenses and other liabilities	40,155	200,184

Net cash provided by operating activities	821,637	509,648
Cash flows from investing activities
Maturities of investment securities	23,105	2,307
Purchases of investment securities	(17,962)	(4,274)
Proceeds from securitization and sale of loans held for investment	2,548,650	1,576,165
Net principal disbursed on loans held for investment	(3,109,438)	(700,288)
Purchases of premises and equipment	(20,359)	(27,997)

Net cash (used for) provided by investing activities	(576,004)	845,913
Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(208,973)	(3,543,737)
Repayment of long-term debt and bank notes	(157,677)	—
Purchases of treasury stock	(993)	—
Net increase (decrease) in deposits	221,807	4,316,854
Dividends paid to Morgan Stanley	—	(500,000)
Dividends paid	(29,217)	—

Net cash (used for) provided by financing activities	(175,053)	273,117
Effect of exchange rate changes on cash and cash equivalents	(23,500)	(11)

Net increase in cash and cash equivalents	47,080	1,628,667
Cash and cash equivalents, at beginning of period	8,787,095	874,357

Cash and cash equivalents, at end of period	$8,834,175	$2,503,024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest expense	$389,201	$280,083

Income taxes, net of income tax refunds	$(1,902)	$(52,158)

Non-cash transactions:
Exchange of retained seller’s interest for certificated beneficial interests in DCENT	$385,000	$—

Capital contributions (to) from Morgan Stanley	$—	$21,635

See Notes to Consolidated and Combined Financial Statements.

Notes to Consolidated and Combined Financial Statements

(unaudited)

1.	Background and Basis of Presentation

Description of Business. Discover Financial Services (“DFS” or the “Company”) is a leading credit card issuer and electronic payment services company. The Company’s business segments include U.S. Card and Third-Party Payments. The U.S. Card segment includes Discover Card-branded credit cards issued over Discover’s signature card network (the “Discover Network”) and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary. The Third-Party Payments segment includes the PULSE Network (“PULSE”), an automated teller machine, debit and electronic funds transfer network, and the Company’s third-party payments business.

On February 7, 2008, the Company announced that it had entered into an agreement to sell the Company’s U.K. credit card business (“Goldfish”) which represented substantially all of the Company’s International Card segment. As a result, the International Card segment is presented in discontinued operations in this report. The Company completed the sale of the Goldfish business to Barclays Bank PLC on March 31, 2008. See Note 2: Discontinued Operations and Note 13: Subsequent Events for further details.

Distribution. On December 19, 2006, Morgan Stanley announced that its Board of Directors had authorized the spin-off of its Discover segment. On June 30, 2007, the Company was spun-off from Morgan Stanley through the distribution of DFS shares to holders of Morgan Stanley common stock (the “Distribution”). Prior to the Distribution, the Discover segment comprised Discover Financial Services, a wholly-owned subsidiary of Morgan Stanley, as well as certain other subsidiaries and assets related to credit card operations in the United Kingdom contributed to the Discover segment by Morgan Stanley in conjunction with the Distribution.

Basis of Presentation. The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated or combined financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and related disclosures. Actual results could differ from these estimates. These interim consolidated and combined financial statements should be read in conjunction with the Company’s 2007 audited consolidated and combined financial statements filed with the Company’s annual report on Form 10-K for the year ended November 30, 2007.

The financial statements presented in this quarterly report for periods on or after the Distribution are presented on a consolidated basis and include the results of operations, financial condition and cash flows of the Company and its wholly-owned subsidiaries. The financial statements for the periods prior to the Distribution are presented on a combined basis and reflect the historical combined results of operations, financial condition and cash flows of the Morgan Stanley subsidiaries that comprised its Discover segment (as described in the preceding section) for the periods presented. The combined statements of income for periods prior to the Distribution reflect intercompany expense allocations made to the Discover segment by Morgan Stanley for certain corporate functions such as treasury, financial control, human resources, internal audit, legal, investor relations and various other functions historically provided by Morgan Stanley. Where possible, these allocations were made on a specific identification basis. Otherwise, such expenses were allocated by Morgan Stanley based on relative percentages of headcount or some other basis depending on the nature of the cost that was allocated. These historical cost allocations may not be indicative of costs the Company will incur to obtain these same services as an independent entity. See Note 12: Related Party Transactions for further information on expenses allocated by Morgan Stanley.

The historical financial results in the combined financial statements presented for periods prior to the Distribution may not be indicative of the results that would have been achieved had the Company operated as a separate, stand-alone entity during those periods. The combined financial statements presented for those periods do not reflect any changes that have occurred or may yet occur in the financing and operations of the Company as a result of the Distribution. The Company has a capital structure different from the capital structure in the combined financial statements and accordingly, interest expense is not necessarily indicative of the interest expense the Company would have incurred as a separate, independent company. However, management believes that the combined financial statements presented for periods prior to the Distribution include all adjustments necessary for a fair presentation of the business. All intercompany balances and transactions of the Company have been eliminated.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Statement No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“Statement No. 141R”), which replaces Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement No. 141”) issued in 2001. Whereas its predecessor applied only to business combinations in which control was obtained by transferring consideration, the revised standard applies to all transactions or other events in which one entity obtains control over another. Statement No. 141R defines the acquirer as the entity that obtains control over one or more other businesses and defines the acquisition date as the date the acquirer achieves control. Statement No. 141R requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The revised standard changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and preacquisition contingencies associated with acquired assets and liabilities. Statement No. 141R retains the guidance in Statement No. 141 for identifying and recognizing intangible assets apart from goodwill. The revised standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of Statement No. 141R to any business acquisition which occurs on or after the date the standard becomes effective.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“Statement No. 160”). Statement No. 160 will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. A noncontrolling interest (or minority interest) is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Statement No. 160 establishes accounting and reporting standards for noncontrolling interests and for the deconsolidation of a subsidiary, topics for which there had been limited authoritative guidance. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements rather than a liability or a “mezzanine equity” item. Statement No. 160 is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not currently have any subsidiaries that get deconsolidated or for which a noncontrolling interest exists. As such, the adoption of Statement No. 160 is not expected to have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In June 2007, the FASB’s Emerging Issues Task Force (“EITF”) ratified Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”), which clarifies the accounting for income tax benefits related to dividends paid on stock-based awards. The issue is effective for awards declared in fiscal years beginning after December 15, 2007, and interim periods within those years. EITF 06-11 is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

2.	Discontinued Operations

On February 7, 2008, the Company and Barclays Bank PLC entered into a definitive sale and purchase agreement relating to the sale of £129 million of net assets (equivalent to approximately $258 million) of the Company’s Goldfish business, previously reported as the International Card segment. The Company completed the sale of the Goldfish business to Barclays Bank PLC on March 31, 2008. The aggregate sale price under the agreement was £35 million (equivalent to approximately $70 million), which was paid in cash at closing and is subject to a potential post-closing adjustment.

In the quarter ended February 29, 2008, the Company reclassified the net assets of the Goldfish business to discontinued operations and restated prior periods for comparability. The Company recorded a loss from discontinued operations of $158 million in the first quarter of 2008. This included an after tax loss of $172 million from the write-down of net assets to fair value, which included the write-down of $37 million of other intangibles that had previously been measured at fair value on a non-recurring basis, and income from operations of $14 million which included gains from the sale of other assets.

Assets and liabilities of discontinued operations related to the sale of the Company’s Goldfish business were as follows (dollars in thousands):

	February 29, 2008	November 30, 2007
Assets:
Cash and cash equivalents	$547,885	$701,628
Loan receivables and other assets	2,557,442	3,224,775

Total assets	3,105,327	3,926,403

Liabilities:
Borrowings	2,602,908	2,925,426
Other liabilities	54,774	173,044

Total liabilities	2,657,682	3,098,470

Net assets	$447,645	$827,933

The following table provides summary financial information for discontinued operations related to the sale of the Company’s Goldfish business (dollars in thousands):

	For the Three Months Ended
	February 29, 2008	February 28, 2007
Revenues(1)	$98,564	$71,275

Income (loss) from discontinued operations	$23,630	$(40,248)
Loss on impairment of discontinued operations	(235,630)	—

Pretax loss from discontinued operations	(212,000)	(40,248)
Income tax benefit	(54,385)	(14,062)

Loss from discontinued operations, net of tax	$(157,615)	$(26,186)

(1)	Revenues are the sum of net interest income and other income.

3.	Loan Receivables

Loan receivables consist of the following (dollars in thousands):

	February 29, 2008	November 30, 2007
Loans held for sale	$349,072	$—
Loan portfolio:
Credit card	19,895,527	20,345,787
Commercial loans	312,211	234,136

Total credit card, including consumer and commercial	20,207,738	20,579,923
Other consumer loans	485,871	251,194

Total loan portfolio	20,693,609	20,831,117

Total loan receivables	21,042,681	20,831,117
Allowance for loan losses	(860,378)	(759,925)

Net loan receivables	$20,182,303	$20,071,192

Net proceeds from loan sales are as follows (dollars in thousands):

	For the Three Months Ended
	February 29, 2008	February 28, 2007
Net proceeds from credit card securitizations	$2,548,650	$1,576,165
Net proceeds from mortgage and installment loan sales	—	25,967

Total net proceeds from loan sales	$2,548,650	$1,602,132

On February 29, 2008, the Company exchanged $385 million of its seller’s interest in the Discover Card Master Trust I for the issuance of certificated Class B and Class C notes issued by the Discover Card Execution Note Trust (“DCENT”), which the Company now holds as other retained beneficial interests. The seller’s interest was included in loan receivables, which was reduced as a result of this transaction. These certificated notes are classified as investment securities available-for-sale on the Company’s statement of financial condition.

Activity in the allowance for loan losses is as follows (dollars in thousands):

	For the Three Months Ended
	February 29, 2008	February 28, 2007
Balance at beginning of period	$759,925	$703,917
Additions:
Provision for loan losses	305,632	147,198
Deductions:
Charge-offs	(245,628)	(229,124)
Recoveries	40,449	41,183

Net charge-offs	(205,179)	(187,941)

Balance at end of period	$860,378	$663,174

Information regarding net charge-offs of interest and fee revenues on credit card loans is as follows (dollars in thousands):

	For the Three Months Ended
	February 29, 2008	February 28, 2007
Interest accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$56,973	$46,691
Loan fees accrued subsequently charged off, net of recoveries (recorded as a reduction to loan fee income)	$24,069	$21,553

Information regarding loan receivables that are over 90 days delinquent and accruing interest and loan receivables that are not accruing interest is as follows (dollars in thousands):

	February 29, 2008	November 30, 2007
Loans over 90 days delinquent and accruing interest	$335,246	$271,227
Loans not accruing interest	$109,746	$102,286

4.	Deposits

The Company’s deposits consist of brokered and direct certificates of deposits, money market deposit accounts, and, to a lesser degree, deposits payable upon demand.

A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	February 29, 2008	November 30, 2007
Certificates of deposit in amounts less than $100,000	$19,516,877	$19,385,024
Certificates of deposit in amounts of $100,000 or greater	861,739	775,717
Savings deposits, including money market deposit accounts	4,503,344	4,482,776

	$24,881,960	$24,643,517

Average annual interest rate	5.12%	5.18%

Certificates of deposit had the following maturities at February 29, 2008 (dollars in thousands):

Year	Amount
2008	$8,817,262
2009	$5,350,988
2010	$2,625,008
2011	$911,376
2012	$1,535,357
Thereafter(1)	$1,138,625

(1)	Includes certificates of deposits which may be called by the Company prior to their contractual maturity at specific intervals of time.

5.	Long-Term Borrowings

Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the outstanding amounts and general terms of the Company’s long-term borrowings (dollars in thousands):

Funding source	February 29, 2008	November 30, 2007	Maturity	Interest Rate
Bank notes	$249,886	$249,856	2 / 09	3-month LIBOR + 15 basis points
Secured borrowings	922,386	1,080,063	various (final maturity 12 / 10)	Commercial paper rate + 50 basis points
Unsecured borrowings:
Floating rate senior notes	400,000	400,000	6 / 10	3-month LIBOR + 53 basis points
Fixed rate senior notes	399,242	399,222	6 / 17	6.45% fixed

Total unsecured borrowings	799,242	799,222
Capital lease obligations	4,633	4,952	various	6.26%

Total long-term borrowings	$1,976,147	$2,134,093

The Company negotiated a 59-month $2.5 billion unsecured credit agreement that became effective July 2, 2007. The credit agreement provides for a revolving credit commitment of up to $2.5 billion (of which the Company may borrow up to 30% and Discover Bank may borrow up to 100% of the revolving credit commitment). The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate, LIBOR, the EURIBO rate or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitments may be terminated upon an event of default. As of February 29, 2008, the Company had not drawn down any of the outstanding credit.

6.	Employee Benefit Plans

The Company sponsors defined benefit pension and other postretirement plans for its eligible U.S. employees. Net periodic benefit cost expensed by the Company included the following components (dollars in thousands):

	Pension		Postretirement
	For the Three Months Ended		For the Three Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Service cost, benefits earned during the period	$4,206	$4,825	$269	$274
Interest cost on projected benefit obligation	4,998	4,951	361	328
Expected return on plan assets	(6,009)	(5,474)	—	—
Net amortization	(560)	515	(116)	(138)

Net periodic benefit cost	$2,635	$4,817	$514	$464

7.	Income Taxes

Income tax expense from continuing operations consisted of the following (dollars in thousands):

	For the Three Months Ended
	February 29, 2008	February 28, 2007
Current:
U.S. federal	$127,700	$126,902
U.S. state and local	21,752	11,143
International	(5)	2

Total	149,447	138,047
Deferred:
U.S. federal	2,247	13,551
U.S. state and local	407	293

Total	2,654	13,844

Income tax expense	$152,101	$151,891

The following table reconciles the Company’s effective tax rate from continuing operations to the U.S. federal statutory income tax rate:

	For the Three Months Ended
	February 29, 2008	February 28, 2007
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.2	1.8
Other	0.7	0.1

Effective income tax rate	38.9%	36.9%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on December 1, 2007. As a result of adoption, the Company recorded an $8.7 million reduction to the December 1, 2007 balance of retained earnings.

The total amount of unrecognized tax benefits at the date of adoption on December 1, 2007 was $242.8 million, of which $51.8 million of unrecognized tax benefits would favorably affect the effective tax rate if recognized.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense, consistent with its policy prior to the adoption of FIN 48. The accrued balance of interest and penalties related to unrecognized tax benefits at December 1, 2007 was $41.0 million.

The Company is under continuous examination by the IRS and the tax authorities for various states. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1999 through 2005. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. A liability for unrecognized tax benefits has been established that the Company believes is adequate in relation to the potential for additional assessments. Once established, unrecognized tax benefits are adjusted only when there is more information available or when an event occurs necessitating a change. It is reasonably possible that the unrecognized tax benefit will significantly increase or decrease within the next twelve months. Based on current progress with the federal audit, it is not possible to quantify the impact such changes may have on the effective tax rate.

8.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. On June 30, 2007, the Distribution by Morgan Stanley was completed to the Morgan Stanley stockholders of one share of DFS common stock for every two shares of Morgan Stanley common stock held on June 18, 2007. As a result, on July 2, 2007, the Company had 477,235,927 shares of common stock outstanding and this share amount is being utilized for the calculation of basic and diluted EPS for the three months ended February 28, 2007. The same number of shares is being used for diluted EPS as for basic EPS as no common stock of DFS was traded prior to July 2, 2007 and no DFS equity awards were outstanding for the prior periods.

The following table presents the calculation of basic and diluted EPS (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended
	February 29, 2008	February 28, 2007
Numerator:
Income from continuing operations	$238,829	$259,818
Loss from discontinued operations, net of tax	(157,615)	(26,186)

Net income	$81,214	$233,632

Denominator:
Weighted average common shares outstanding	478,518	477,236
Effect of dilutive stock options and restricted stock units	3,226	—

Weighted average common shares outstanding and common stock equivalents	481,744	477,236

Basic earnings per share:
Income from continuing operations	$0.50	$0.54
Loss from discontinued operations, net of tax	(0.33)	(0.05)

Net income	$0.17	$0.49

Diluted earnings per share:
Income from continuing operations	$0.50	$0.54
Loss from discontinued operations, net of tax	(0.33)	(0.05)

Net income	$0.17	$0.49

The following securities were considered anti-dilutive and therefore were excluded from the computation of diluted EPS (shares in thousands):

	For the Three Months Ended
	February 29, 2008	February 28, 2007
Number of anti-dilutive securities (stock options and restricted stock units) outstanding at end of period	5,891	—

9.	Commitments, Contingencies and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2013. At February 29, 2008, future minimum payments on leases with remaining terms in excess of one year, including those related to Goldfish, consist of the following (dollars in thousands):

	February 29, 2008
	Capitalized Leases	Operating Leases
2008	$1,185	$4,727
2009	1,579	6,652
2010	1,579	4,881
2011	790	3,415
2012	—	3,333
Thereafter	—	2,406

Total minimum lease payments	5,133	$25,414

Less: amount representing interest	500

Present value of net minimum lease payments	$4,633

Unused commitments to extend credit. At February 29, 2008, the Company had unused commitments to extend credit for consumer and commercial loans of approximately $259 billion, including commitments related to loans of the Goldfish business. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

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

Securitized Asset Representations and Warranties. As part of the Company’s securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. The Company has not recorded any contingent liability in the consolidated and combined financial statements for these representations and warranties, and management believes that the probability of any payments under these arrangements is remote.

Merchant Chargeback Guarantees. The Company issues credit cards and owns and operates the Discover Network in the United States. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the cardholder and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom Discover Network has a direct relationship. If a dispute is resolved in the cardholder’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its cardholder’s account. Discover Network will then charge back the transaction to the merchant or merchant acquirer. If the Discover Network is unable to collect the amount from the merchant or merchant acquirer, it will bear the loss for the amount credited or refunded to the cardholder. In most instances, a payment requirement by the Discover Network is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Discover Network increases. The maximum potential amount of future payments related to these contingent liabilities is estimated to be the portion of the total Discover Network transaction volume processed to date for which timely and valid disputes may be raised under applicable law and relevant issuer and cardholder agreements. However, the Company believes that amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

At February 29, 2008, the Company was also contingently liable for resolution of cardmember disputes associated with credit cards issued by its U.K. subsidiary on the Mastercard and Visa network. The maximum potential amount of future payments related to these contingent liabilities is estimated to be the portion of the total U.K. cardmember sales transaction volume billed to date for which timely and valid disputes may be raised under applicable law, and relevant issuer and cardmember agreements.

The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Three Months Ended
	February 29, 2008	February 28, 2007
Losses related to merchant chargebacks (in thousands)
Discover Network	$1,896	$1,767
U. K. subsidiary	177	193

Total losses related to merchant chargebacks	$2,073	$1,960

Aggregate transaction volume (in millions)
Discover Network	$24,547	$22,841
U. K. subsidiary	2,951	3,169

Total aggregate transaction volume(1)	$27,498	$26,010

(1)	Represents period transactions processed on Discover Network to which a potential liability exists as well as U.K. cardmember sales transactions which, in aggregate, can differ from credit card sales volume.

The Company has not recorded any contingent liability in the consolidated and combined financial statements for this guarantee at February 29, 2008 and November 30, 2007. The Company mitigates this risk by withholding settlement from merchants and merchant acquirers or obtaining escrow deposits from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services and concerning merchant behavior.

The table below provides information regarding the settlement withholdings and escrow deposits (dollars in thousands):

	February 29, 2008	November 30 2007
Settlement withholdings and escrow deposits	$66,892	$52,683

Settlement withholdings and escrow deposits are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated statement of financial condition.

10.	Fair Value Disclosures

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

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	February 29, 2008		November 30, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$8,286,290	$8,286,290	$8,085,467	$8,085,467
Investment securities:
Available-for-sale	$792,979	$792,979	$420,837	$420,837
Held-to-maturity	$99,527	$91,881	$104,602	$100,769
Net loan receivables	$20,182,303	$20,334,360	$20,071,192	$20,215,713
Amounts due from asset securitization	$2,935,494	$2,935,494	$3,041,215	$3,041,215
Other assets:
Derivative financial instruments	$11,695	$11,695	$2,643	$2,643

Financial Liabilities
Deposits	$24,941,776	$25,262,211	$24,711,313	$24,782,822
Short-term borrowings	$250,000	$250,000	$250,000	$250,000
Long-term borrowings	$1,976,147	$1,881,926	$2,134,093	$2,091,902
Accrued expenses and other liabilities:
Derivative financial instruments	$1,655	$1,655	$19,532	$19,532

Cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to maturities of less than three months.

Investment securities available-for-sale. The carrying values of investment securities classified as available-for-sale are recorded at their fair values. Fair values of retained interests in Class B and C notes issued by DCENT are estimated utilizing information obtained from investment banks for investments with similar terms, capturing current market spreads. Fair values of other investments are based on quoted market prices utilizing public information for similar transactions.

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

Amounts due from asset securitization. Carrying values of the portion of amounts due from asset securitization that are short-term in nature approximate their fair values. Fair values of the remaining assets recorded in amounts due from asset securitization reflect the present value of estimated future cash flows utilizing management’s best estimate of key assumptions with regard to credit card receivable performance and interest rate environment projections.

Deposits. The carrying values of money market deposit, non-interest bearing deposits, interest-bearing demand deposits and savings accounts approximates fair value due to the liquid nature of these deposits. For time deposits for which readily available market rates do not exist, fair values are estimated by discounting future cash flows using market rates currently offered for deposits with similar remaining maturities.

Short-term borrowings. The carrying values of short-term borrowings approximate their fair values. Term and overnight Federal Funds purchased are short-term in nature and have maturities of less than one year. Other short-term borrowings have variable rates of interest and are assumed to approximate fair values due to their automatic ability to reprice with changes in the market.

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

Derivative financial instruments. The Company may enter into interest rate swap agreements as part of its interest rate risk management program. These agreements are derivative financial instruments, entered into with institutions that are established dealers and that maintain certain minimum credit criteria established by the Company. The estimated fair values of outstanding interest rate swap agreements are provided through third-party advisors and are recorded in other assets at their gross positive fair values and accrued expenses and other liabilities at their gross negative fair values.

The table that follows summarizes the interest rate swap agreements outstanding (dollars in thousands):

	Notional Amount	Weighted Average Years to Maturity	Estimated Fair Value
February 29, 2008
Interest rate swap agreements	$905,500	9.4
Gross positive fair value			$11,695
Gross negative fair value			(1,655)

Total interest rate swap agreements	$905,500	9.4	$10,040

November 30, 2007
Interest rate swap agreements	$1,000,500	10.1
Gross positive fair value			$2,643
Gross negative fair value			(10,112)

Total interest rate swap agreements	$1,000,500	10.1	$(7,469)

None of the interest rate swap agreements outstanding at February 29, 2008 and November 30, 2007 were entered into by the Company during 2008 or 2007, respectively. For the three months ended February 29, 2008 and February 28, 2007, other income included gains of $1.8 million and losses of $2.5 million, respectively, related to the change in fair value of these contracts that did not qualify as fair value hedges. Interest expense includes amortization related to the fair value adjustment to interest-bearing deposits existing prior to de-designation and the basis adjustment existing on the hedged interest-bearing deposits relating to the risk being hedged. Interest expense also includes any ineffectiveness related to certain derivatives designated and qualifying as fair value hedges. For the three months ended February 29, 2008 and February 28, 2007, interest expense included $6.7 million in contra-expense and $1.2 million in expense, respectively, related to these contracts.

At November 30, 2007, the Company had an outstanding foreign currency exchange contract with a notional amount of £226.0 million, entered into during 2007 to economically hedge short-term funding provided to a U.K. subsidiary of the Company with a non-dollar currency denomination, the borrowing of which is eliminated in consolidation. The fair value of the contract was a negative $9.4 million at November 30, 2007, and was included in accrued expenses and other liabilities in the consolidated statements of financial condition. There were no foreign currency exchange contracts outstanding at February 29, 2008.

The Company early adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“Statement No. 159”), as of December 1, 2006, but has not made any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of Statement No. 159 as of February 29, 2008. In conjunction with the adoption of Statement No. 159, the Company also early adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at February 29, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at February 29, 2008

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at February 29, 2008
Assets
Investment securities—available-for-sale	$536	$792,443	$—	$792,979
Amounts due from asset securitization(1)	$—	$—	$1,952,901	$1,952,901
Derivative financial instruments	$—	$11,695	$—	$11,695
Liabilities
Derivative financial instruments	$—	$1,655	$—	$1,655

(1)	Balances represent only the portion of amounts due from asset securitization measured at fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

	Balance at November 30, 2007	Total Realized and Unrealized Gains Included in Income	Total Realized and Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at February 29, 2008
		Net Revaluation of Retained Interests
Assets
Amounts due from asset securitization(1)	$2,029,220	$74,997	$74,997	$(151,316)	$—	$1,952,901

(1)	Balances represent only the portion of amounts due from asset securitization measured at fair value.

Of the assets for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at February 29, 2008, the unrealized gain for the three months ended February 29, 2008 was $75.0 million. The Company recorded this unrealized gain in securitization income in the consolidated and combined statements of income.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

At February 29, 2008, the Company also had assets that under certain conditions would be subject to measurement at fair value on a non-recurring basis, which consisted of those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired; however, no impairment losses have occurred relative to any of these assets since they were initially recorded at acquisition. When and if recognition of these assets at their fair value is necessary, such measurements would be determined utilizing Level 3 inputs. For information on assets subject to measurement at fair value on a non-recurring basis relating to the Company’s Goldfish business, see Note 2: Discontinued Operations.

Additionally, at February 29, 2008, the Company had $108.7 million of asset-backed commercial paper notes of one issuer (the “notes”), which were included in investment securities available-for-sale. These notes are no longer traded, and as such, fair value of the notes is determined utilizing a valuation analysis performed by the investment advisor assigned by the trustee of the commercial paper program, reflecting an estimate of the market value of the assets held by the issuer. In 2007, the Company recorded an $11.4 million other-than-temporary impairment on these notes. No further revisions to the valuation were provided by the investment advisor during the three months ended February 29, 2008, and as such, the fair value did not change during the period. The Company continues to expect that these notes will be restructured in the remainder of 2008, which, depending on the terms, may result in further impairment of the Company’s investment.

11.	Segment Disclosures

The Company’s business activities are managed in two segments: U.S. Card and Third-Party Payments.

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

•	Third-Party Payments. The Third-Party Payments segment includes PULSE and the third-party payments businesses.

On February 7, 2008, the Company entered into an agreement to sell its Goldfish business, which represented substantially all of the Company’s International Card segment, to Barclays Bank PLC. Therefore, segment disclosures do not include the International Card segment as the U.K. credit card business is now accounted for as discontinued operations. The Company completed the sale of the Goldfish business to Barclays Bank PLC on March 31, 2008. See Note 2: Discontinued Operations and Note 13: Subsequent Events for further discussion.

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	Segment information is presented on a managed basis because management considers the performance of the entire managed loan portfolio in managing the business.

•

Other accounting policies applied to the operating segments are consistent with the accounting policies described in Note 2: Summary of Significant Accounting Policies to the audited consolidated and combined financial statements included in the Company’s annual report on Form 10-K for the year ended November 30, 2007.

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the U.S. Card segment.

•	Discover Network fixed marketing, servicing and infrastructure costs are retained in the U.S. Card segment.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	Income taxes are not specifically allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

Because the Company’s chief operating decision maker evaluates performance in the lending business using data on a managed portfolio basis, segment information is provided here on a managed basis.

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis				GAAP Basis
For the Three Months Ended	U.S. Card	Third-Party Payments	Total	Securitization Adjustment(1)	Total
February 29, 2008
Interest income	$1,651,987	$628	$1,652,615	$(989,813)	$662,802
Interest expense	668,951	2	668,953	(329,512)	339,441

Net interest income	983,036	626	983,662	(660,301)	323,361
Provision for loan losses	627,068	—	627,068	(321,436)	305,632
Other income	602,411	34,268	636,679	338,865	975,544
Other expense	582,976	19,367	602,343	—	602,343

Income from continuing operations before income tax expense	$375,403	$15,527	$390,930	$—	$390,930

February 28, 2007
Interest income	$1,481,992	$574	$1,482,566	$(870,360)	$612,206
Interest expense	593,610	15	593,625	(341,818)	251,807

Net interest income	888,382	559	888,941	(528,542)	360,399
Provision for loan losses	406,076	—	406,076	(258,878)	147,198
Other income	490,003	30,682	520,685	269,664	790,349
Other expense	572,520	19,321	591,841	—	591,841

Income from continuing operations before income tax expense	$399,789	$11,920	$411,709	$—	$411,709

(1)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.

12.	Related Party Transactions

Related Party Transactions with Morgan Stanley

Effective upon the Distribution on June 30, 2007, Morgan Stanley ceased to be a related party to the Company. Prior to the Distribution, Morgan Stanley provided a variety of products and services to the Company or on the Company’s behalf and the Company provided certain products and services to Morgan Stanley. Subsequent to the Distribution, certain arrangements with Morgan Stanley have continued in accordance with the Transition Services Agreement and other agreements by and between Morgan Stanley and the Company (see Form 10-K for the year ended November 30, 2007). Transactions with Morgan Stanley subsequent to the Distribution are not isolated from those conducted with other unrelated third parties and are thus not included in the information provided below.

Information provided below includes the amounts of transactions with Morgan Stanley for the three months ended February 28, 2007. Amounts due from or to Morgan Stanley are not provided for November 30, 2007 or February 29, 2008 as Morgan Stanley was not a related party at either date.

In 2006, the Company began purchasing Federal Funds from Morgan Stanley Bank. For the three months ended February 28, 2007, interest expense on Federal Funds purchased from Morgan Stanley Bank was $29.5 million.

In 2006, the Company began participating in the Morgan Stanley Global Wealth Management Bank Deposit Program launched by Morgan Stanley DW Inc. (“MSDW”). Under the program, MSDW sweeps excess client cash into interest-bearing deposit accounts at FDIC-insured banks participating in the program. For the three months ended February 28, 2007, the Company paid servicing and administrative fees of $7.4 million to MSDW.

The Company paid brokerage commissions to Morgan Stanley for the sales of certificates of deposit. These commissions totaled $12.2 million for the three months ended February 28, 2007 and are amortized to interest expense over the lives of the related certificates of deposit. For the three months ended February 28, 2007, amortization of the prepaid commissions was $6.5 million.

For the three months ended February 28, 2007, the Company paid underwriting fees on credit card securitizations to Morgan Stanley of $2.1 million. Amortization of such underwriting fees during the same period was $2.3 million.

For the three months ended February 28, 2007, the Company sold $16.3 million of mortgage loans to Morgan Stanley Credit Corporation (“MSCC”). The gains recognized on these sales for the same period were $0.4 million.

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

The Company had short-term and long-term debt obligations to Morgan Stanley prior to the Distribution which had all been repaid as of November 30, 2007. Interest expense on short-term and long-term obligations to Morgan Stanley was $70.0 million and $16.6 million, respectively for the three months ended February 28, 2007.

MSCC provided transaction processing and other support services related to consumer loan products offered by the Company. The cost of providing these services was $1.0 million for the three months ended February 28, 2007.

For the three months ended February 28, 2007, the Company received $1.3 million in sublease rental income for subleasing office space to Morgan Stanley in Riverwoods, Illinois; New Albany, Ohio; and West Valley City, Utah.

For the three months ended February 28, 2007, the Company recorded $1.2 million in rent expense for subleasing office space from Morgan Stanley in London, England and Glasgow, Scotland.

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

The table below summarizes intercompany expense allocations by functional area(1) (dollars in thousands):

For the Three Months Ended
February 28, 2007
Company IT	$1,450
Company Management(2)	5,448
Finance	5,384
Legal and Compliance	2,425
Strategy, Administration and other	6,086

Total Morgan Stanley allocations	$20,793

(1)	Allocations based on percentage of total expenses of each functional area versus line item specific allocations. Majority of allocations relates to compensation expense.
(2)	Represents allocations of Morgan Stanley senior management costs.

The Company paid dividends to Morgan Stanley during the three months ended February 28, 2007 of $500.0 million.

While a subsidiary of Morgan Stanley, the Company received an allocation of capital from Morgan Stanley to maintain a level of capital that management believed was appropriate to support the International Card segment. For the three months ended February 28, 2007, capital allocated to the Company from Morgan Stanley was $21.6 million. These amounts are reflected as contributions from Morgan Stanley in the consolidated and combined statements of cash flows.

Other Related Party Transactions

In the ordinary course of business, the Company offers consumer loan products to its directors, executive officers and certain members of their immediate families. These products are offered on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties, and these receivables are included in the loan receivables in the Company’s consolidated statements of financial condition. They were not material to the Company’s financial position or results of operations.

13.	Subsequent Events

On March 19, 2008, the Company announced a cash dividend of $0.06 per share. The cash dividend is payable on April 22, 2008 to stockholders of record at the close of business on April 3, 2008.

On March 31, 2008, the Company completed the sale of the Goldfish business to Barclays Bank PLC. The aggregate sale price under the agreement was £35 million (equivalent to approximately $70 million), which was paid in cash at closing and is subject to a potential post-closing adjustment. See Note 2: Discontinued Operations for further discussion.

On April 7, 2008, the Company announced that it has signed an agreement with Citibank, N.A. to purchase all of the issued and outstanding shares of Diners Club International for $165 million in cash. Diners Club International licenses its Diners Club mark to 44 network participants who issue Diners Club cards and maintain an acceptance network consisting of more than 8 million merchant and cash access locations in 185 countries worldwide. Under the terms of the agreement, Citibank will remain a significant long-term issuer on the Diners Club network. Discover will not issue cards or extend consumer credit in international markets as a result of the transaction. The acquisition is expected to close within 90 days, subject to required regulatory approvals and customary closing conditions. There can be no assurance, however, that the acquisition will close within 90 days, if at all. The Company plans to finance the acquisition with cash on hand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements and related notes included elsewhere in this quarterly report. This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of Discover Financial Services’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. These forward-looking statements speak only as of the date of this quarterly report, and there is no undertaking to update or revise them as more information becomes available. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the actions and initiatives of current and potential competitors; our ability to manage credit risks and securitize our receivables at acceptable rates; changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; the availability and cost of funding and capital; access to U.S. debt and deposit markets; the ability to increase or sustain Discover Card usage or attract new cardmembers and introduce new products or services; our ability to attract new merchants and maintain relationships with current merchants; material security breaches of key systems; unforeseen and catastrophic events; our reputation; the potential effects of technological changes; the effect of political, economic and market conditions and geopolitical events; unanticipated developments relating to lawsuits, investigations or similar matters; the impact of current, pending and future legislation, regulation and regulatory and legal actions; our ability to attract and retain employees; the ability to protect our intellectual property; the impact of our separation from Morgan Stanley; the impact of any potential future acquisitions; investor sentiment; and the restrictions on our operations resulting from indebtedness incurred during our separation from Morgan Stanley. Additional factors that could cause Discover Financial Services’ results to differ materially from those described below can be found in our annual report on Form 10-K for the year ended November 30, 2007 filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).

Introduction and Overview

We are a leading credit card issuer and electronic payment services company with one of the most recognized brands in U.S. financial services. We offer credit and prepaid cards and other financial products and services to qualified customers in the United States and provide payment processing and related services to merchants and financial institutions in the United States. Our year ends on November 30 of each year.

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

Our business activities have been funded primarily through the process of asset securitization, the raising of consumer deposits, and prior to our spin-off from Morgan Stanley, intercompany lending from Morgan Stanley which has been replaced with asset-backed financing and both secured and unsecured debt. In a credit card securitization, loan receivables are first transferred to securitization trusts, from which beneficial interests are issued to investors. We continue to own and service the accounts that generate the securitized loans. The trusts utilized by us to facilitate asset securitization transactions are not our subsidiaries and are independent from us. These trusts are excluded from our consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Because our securitization activities qualify as sales under GAAP and accordingly are not treated as secured financing transactions, we remove credit card loan receivables equal to the amount of the investor interests in securitized loans from the consolidated statements of financial condition. As a result, asset securitizations have a significant effect on our consolidated and combined financial statements in that the portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer recorded in our consolidated and combined statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions.

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

Financial measures using managed data are non-GAAP financial measures. Whenever managed data is presented in this quarterly report, a reconciliation of the managed data to the most directly comparable GAAP-basis financial measure is provided. See “—GAAP to Managed Data Reconciliations.”

Key Developments Impacting Reported Results

•

On February 7, 2008, we entered into a definitive sale and purchase agreement with Barclays Bank PLC relating to the sale of £129 million of net assets (equivalent to approximately $258 million) of our U.K. credit card business (“Goldfish”), which represented substantially all of our International Card segment. We completed the sale of our Goldfish business to Barclays Bank PLC on March 31, 2008. The aggregate sale price under the agreement was £35 million (equivalent to approximately $70 million), which was paid in cash at closing and is subject to a potential post-closing adjustment.

In the first quarter of 2008, we recorded a loss from discontinued operations, net of tax, of $158 million. This included $172 million related to the write-down of the net assets of the Goldfish business to lower of cost or market partially offset by $14 million of income from the U.K. operations which included gains from the sale of other assets. In addition, assets and liabilities have been reclassified to discontinued operations and historical periods have been restated for comparability.

•

During the three months ended February 29, 2008, the Federal Reserve decreased the Federal Funds target rate by 150 basis points to 3.00%, which led to a similar 150 basis point decrease in the prime rate, as compared to a constant 5.25% throughout the three months ended February 28, 2007. Certain of our interest-earning assets and interest-bearing liabilities have floating rates which move closely with these short-term market indices. As a result, the interest yield on variable rate interest-earning assets and the cost of floating rate interest-bearing liabilities decreased during the current period. In addition, the yield on interest-earning assets was impacted by a higher mix of lower yielding assets, as compared to the three months ended February 28, 2007, related to the maintenance of our $8.3 billion liquidity reserve. To mitigate margin compression, we reduced low-rate balance transfer volume reflecting a shift toward tighter marketing and credit criteria.

•

Delinquencies and charge-offs rose in the three months ended February 29, 2008 which we primarily attribute to U.S. housing and mortgage issues and a deteriorating economic environment. As a result, we increased the allowance for loan losses by $100 million through a charge to the provision for loan losses. In contrast, for the three months ended February 28, 2007, we reduced the allowance for loan losses by $41 million through a credit to the provision for loan losses reflecting lower loan receivables and more favorable delinquency and charge-off rates.

The remaining discussion provides a summary of the results of operations for the three months ended February 29, 2008 and February 28, 2007 as well as the financial condition at February 29, 2008 and November 30, 2007. All information and comparisons are based on continuing operations.

Segments

We manage our business activities in two segments: U.S. Card and Third-Party Payments. In compiling the segment results that follow, the U.S. Card segment bears all overhead costs that are not specifically associated with a particular segment and all costs associated with Discover Network marketing, servicing and infrastructure, with the exception of an allocation of direct and incremental costs driven by the Third-Party Payments segment.

U.S. Card. The U.S. Card segment offers Discover Card-branded credit cards issued to individuals and small businesses over the Discover Network. Also included within the U.S. Card segment are our other consumer products and services businesses, including prepaid and other consumer lending and deposit products offered through our subsidiary, Discover Bank.

Third-Party Payments. The Third-Party Payments segment includes the PULSE network (“PULSE”) and our third-party payments businesses.

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis			Securitization Adjustment(1)	GAAP Basis
For the Three Months Ended	U.S. Card	Third-Party Payments	Total		Total
February 29, 2008
Interest income	$1,651,987	$628	$1,652,615	$ (989,813)	$662,802
Interest expense	668,951	2	668,953	(329,512)	339,441

Net interest income	983,036	626	983,662	(660,301)	323,361
Provision for loan losses	627,068	—	627,068	(321,436)	305,632
Other income	602,411	34,268	636,679	338,865	975,544
Other expense	582,976	19,367	602,343	—	602,343

Income from continuing operations before income tax expense	$375,403	$15,527	$390,930	$—	$390,930

February 28, 2007
Interest income	$1,481,992	$574	$1,482,566	$(870,360)	$612,206
Interest expense	593,610	15	593,625	(341,818)	251,807

Net interest income	888,382	559	888,941	(528,542)	360,399
Provision for loan losses	406,076	—	406,076	(258,878)	147,198
Other income	490,003	30,682	520,685	269,664	790,349
Other expense	572,520	19,321	591,841	—	591,841

Income from continuing operations before income tax expense	$399,789	$11,920	$411,709	$—	$411,709

(1)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.

The segment discussions that follow for the three months ended February 29, 2008 and February 28, 2007 are on a managed basis.

U.S. Card

The U.S. Card segment reported pretax income of $375.4 million for the three months ended February 29, 2008, down 6% as compared to February 28, 2007. The decrease in pretax income was driven by higher provision for loan losses which was largely offset by increased net interest income and other income. Provision for loan losses increased $221.0 million, or 54%, as a result of higher net charge-offs and an increase in the reserve rate, which is reflective of recent delinquency trends. Net interest income increased $94.7 million, or 11%, due to higher interest income as a result of higher average receivables and an increase in interest yield, as a reduction in low-rate balance transfer volume more than offset lower pricing on variable-rate accounts. This increase in interest income was partially offset by higher interest expense, reflecting increased borrowings offset by lower funding costs. Other income increased $112.4 million, or 23%, largely due to the favorable revaluation of the interest-only strip receivable as well as higher discount and interchange revenue due to growth in sales.

For the three months ended February 29, 2008, managed loans grew 2%, to $47.5 billion, driven by higher sales volume of $23.2 billion, up 5% over last year, partially offset by a decrease in a balance transfer volume reflecting a shift to tighter marketing and credit criteria. The weakening economic environment impacted cardmember delinquencies and charge-offs. The managed credit card over 30 day delinquency rate of 3.93% was 62 basis points higher than last year and the managed credit card net charge-off rate of 4.37% was up 51 basis points from last year.

Third-Party Payments

The Third-Party Payments segment reported pretax income of $15.5 million for the three months ended February 29, 2008, up 30% as compared to February 28, 2007. The increase in pretax income was driven by increased revenues from transaction growth along with controlled expenses. The three months ended February 29, 2008 also included higher marketing and pricing incentives, as well as $3 million in revenue related to a one-time contractual payment. Third-Party Payment debit and credit volume was $26.3 billion, up 24% compared to last year, reflecting the impact of financial institution signings in 2007 as well as increased volumes from existing financial institutions.

GAAP to Managed Data Reconciliations

Securitized loans against which beneficial interests have been issued to third parties are removed from our statements of financial condition. Instances in which we retain certificated beneficial interests in the securitization transactions result in a reduction to loan receivables of the amount of the retained interest and a corresponding increase in investment securities—available-for-sale. The portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer recorded in our statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions. Management believes it is useful for investors to consider the credit performance of the entire managed loan portfolio to understand the quality of loan originations and the related credit risks inherent in the owned portfolio and retained interests in securitization. Loan receivables on a GAAP (or owned) basis and related performance measures, including yield, charge-offs and delinquencies can vary from those presented on a managed basis. Generally, loan receivables included in the securitization trusts are derived from accounts that are more seasoned, while owned loan receivables represent a greater concentration of newer accounts, occurring as a result of the degree to which receivables from newer accounts are added to the trusts. The seasoning of an account is measured by the age of the account relationship. In comparison to more seasoned accounts, loan receivables of newer accounts typically carry lower interest yields resulting from introductory offers to new cardmembers and lower charge-offs and delinquencies.

Beginning with “—Earnings Summary,” the discussion of GAAP results is presented on a consolidated and combined basis with any material differences between segment performance specifically identified. The table that follows provides a GAAP to managed data reconciliation of loan receivables and related statistics that are impacted by asset securitization:

Reconciliation of GAAP to Managed Data

	For the Three Months Ended
	February 29, 2008	February 28, 2007
	(dollars in thousands)
Balance Sheet Statistics
Loan Receivables
GAAP Basis	$21,042,681	$19,727,837
Securitization Adjustment	26,457,729	26,629,021

Managed Basis	$47,500,410	$46,356,858

Total Assets
GAAP Basis	$34,222,732	$26,373,020
Securitization Adjustment	27,714,769	26,349,579

Managed Basis	$61,937,501	$52,722,599

Credit Card Loans
Credit Card Loans
GAAP Basis	$20,556,810	$19,636,991
Securitization Adjustment	26,457,729	26,629,021

Managed Basis	$47,014,539	$46,266,012

Average Credit Card Loans
GAAP Basis	$21,148,252	$21,841,166
Securitization Adjustment	27,339,560	25,029,093

Managed Basis	$48,487,812	$46,870,259

Interest Yield
GAAP Basis	10.35%	10.55%
Securitization Adjustment	14.56%	14.10%
Managed Basis	12.72%	12.45%

Net Principal Charge-off Rate
GAAP Basis	3.90%	3.48%
Securitization Adjustment	4.73%	4.19%
Managed Basis	4.37%	3.86%

Delinquency Rate (over 30 days)
GAAP Basis	3.69%	2.97%
Securitization Adjustment	4.11%	3.56%
Managed Basis	3.93%	3.31%

Delinquency Rate (over 90 days)
GAAP Basis	1.86%	1.46%
Securitization Adjustment	2.08%	1.75%
Managed Basis	1.98%	1.63%

Critical Accounting Policies

In preparing the consolidated and combined financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in the consolidated and combined financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in the consolidated and combined financial statements, the resulting changes could have a material adverse effect on the consolidated results of operations and, in certain cases, could have a material adverse effect on the consolidated financial condition. Management has identified the policies related to the estimation of the allowance for loan losses, the accounting for asset securitization transactions, interest income recognition, the accrual of cardmember rewards cost, the evaluation of goodwill for potential impairment and accrual of income taxes as critical accounting policies.

These critical accounting policies are discussed in greater detail in our annual report on Form 10-K for the year ended November 30, 2007. That discussion can be found within Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Critical Accounting Policies. There have not been any material changes in the critical accounting policies from those discussed in our 10-K for the year ended November 30, 2007.

Earnings Summary

The following table outlines changes in the consolidated and combined statements of income for the periods presented (dollars in thousands):

	For the Three Months Ended		2008 vs. 2007 increase (decrease)
	February 29, 2008	February 28, 2007	$	%
Interest income	$662,802	$612,206	$50,596	8%
Interest expense	339,441	251,807	87,634	35%

Net interest income	323,361	360,399	(37,038)	(10%)
Provision for loan losses	305,632	147,198	158,434	108%

Net interest income after provision for loan losses	17,729	213,201	(195,472)	(92%)
Other income	975,544	790,349	185,195	23%
Other expense	602,343	591,841	10,502	2%

Income from continuing operations before income tax expense	390,930	411,709	(20,779)	(5%)
Income tax expense	152,101	151,891	210	0%

Income from continuing operations	$238,829	$259,818	$(20,989)	(8%)

Income from continuing operations for the three months ended February 29, 2008 was $238.8 million, down 8% compared to the three months ended February 28, 2007, driven by lower net interest income and higher provision for loan losses partially offset by higher other income. Net interest income decreased $37.0 million due to an increase in interest expense partially offset by an increase in interest income. The provision for loan losses increased reflecting an increase in the level of allowance for loan losses and higher net charge-offs as a result of the weakening economic environment. Other income increased primarily due to higher securitization income which resulted from higher excess spread on securitized loans and a higher net revaluation of the interest-only strip receivable.

Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets which we own and the interest expense incurred to finance those assets. Net interest margin states the interest income, net of interest expense, as a percentage of total interest-earning assets. Our interest-earning assets consist of loan receivables, certain retained interests in securitization transactions included in amounts due from asset securitization, certain cash and cash equivalents, including Federal Funds sold maintained primarily for liquidity purposes, and investment securities. Because the investor interests in securitization transactions are not assets owned by us, they are not included in interest-earning assets nor is the interest yield on the related loans included in interest income.

Interest income is influenced by the level of interest-earning assets, the most significant of which is our loan receivables. The level of loan receivables can be influenced by portfolio growth strategies, cardmember spending and payment behavior, and changes in the level of securitized loans. Typically, new securitization transactions have the effect of decreasing loan receivables, whereas maturities of existing securitization transactions increase loan receivables. Interest income is also influenced by the level of certain amounts due from asset securitization, which are the largest component of other interest-earning assets, and relate to certain assets retained by us in securitization transactions. The levels of these assets are impacted by securitization maturities and can vary in relation to the level of securitized loans. Additionally, the liquidity reserve, which may vary based on market conditions and liquidity targets, has an impact on interest income.

Changes in the interest rate environment can influence the interest yield earned on interest rate sensitive assets, and accordingly impact interest income. Credit card loan receivables are our largest asset and earn interest at both fixed rates as well as floating rates aligned with the prime rate. The mix of fixed and floating rates earned on credit card loan receivables can vary over time. During the three months ended February 29, 2008 and February 28, 2007, average credit card loan receivables earning interest at floating rates represented 43% and 59%, respectively, of average loan receivables. The shift in credit card loan receivables from floating to fixed rates since the first quarter of 2007 helped to minimize the adverse impact of the recent declining interest rate environment on floating rate assets. During the three months ended February 29, 2008, the prime rate decreased 150 basis points to 6.00% as compared to a constant level of 8.25% during the three months ended February 28, 2007. Our liquidity reserve, including Federal Funds sold, and certain amounts due from asset securitization are our other significant interest-earning assets. These assets earn interest at floating rates tied to short-term rates aligned with market indices, and accordingly are more interest rate sensitive. Recent decreases in the interest rate environment have resulted in significant decreases in interest yield on these assets in comparison to the first quarter of 2007.

Credit performance is another factor which influences interest income. Charge-offs related to finance charge balances are recorded as a reduction to interest income. Accordingly, an increase in the level of finance charge charge-offs can adversely impact interest income and interest yield.

Interest-bearing liabilities reflect our funding requirements and consist of deposits and short- and long-term borrowings. We incur interest expense on our interest-bearing liabilities at fixed and floating rates. Accordingly, changes in the interest rate environment, changes in the percentage of floating rate interest-bearing liabilities and the replacement of maturing debt can impact interest expense. During the three months ended February 29, 2008, floating average interest-bearing liabilities as a percentage of total average interest-bearing liabilities decreased to approximately 39% from approximately 61% for the three months ended February 28, 2007. This decrease reflected a rise in fixed rate funding, specifically related to growth in time deposits to support our liquidity reserve. The three months ended February 29, 2008 reflected a higher cost of funds on time deposits than the respective prior year period, which was related to deposit growth strategies during the first half of 2007 before interest rates began to decline. These impacts were more than offset by lower funding costs related to our floating rate debt as a result of the recent declining interest rate environment.

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

Net interest income for the three months ended February 29, 2008 decreased $37.0 million, or 10%, as compared to the three months ended February 28, 2007. The decrease in net interest income was due to an increase in interest expense partially offset by an increase in interest income.

For the three months ended February 29, 2008, interest income increased $50.6 million, or 8%, as compared to the three months ended February 28, 2007, due to $7.2 billion higher average interest-earning assets offset in part by a 167 basis point decrease in the interest yield. The increase in interest-earning assets reflected the establishment of our liquidity reserve and an increase in amounts due from asset securitization, reflecting an increase in cardholder payments held by the trust on behalf of investors related to a higher level of maturities of existing securitizations. The decrease in the interest yield reflected a higher mix of lower yielding assets related to the establishment of the liquidity reserve as well as the impact of the recent declining interest rate environment on floating rate interest-earning assets. The interest yield on credit card loan receivables was also adversely impacted, but to a lesser degree, by an increase in finance charge charge-offs related to recent higher charge-off rates. The shift in credit card loan receivables to a higher percentage of fixed rates and the impact of tighter marketing and credit criteria related to new balance transfer activity helped to mitigate these adverse impacts on the interest yield. The higher level of interest-earning assets and the lower yield adversely resulted in a 183 basis point decline in net interest margin for the three months ended February 29, 2008 as compared to the three months ended February 28, 2007.

For the three months ended February 29, 2008, interest expense increased $87.6 million, or 35%, as compared to the three months ended February 28, 2007, due to a $7.2 billion higher level of funding to support the increase in interest-earning assets offset in part by an 11 basis point decrease in the average cost of funds. Additional funding was provided through the issuance of certificates of deposit, money market deposits and long-term debt, offset in part by a decrease in short-term borrowings. The lower comparative interest rate environment on both floating rate interest-bearing liabilities and the issuance of new certificates of deposits at comparative lower interest rates resulted in a decrease in the cost of funds as compared to the three months ended February 28, 2007.

The following tables provide further analysis of net interest income, net interest margin and the impact of rate and volume changes (dollars in thousands):

Average Balance Sheet Analysis

	For the Three Months Ended
	February 29, 2008			February 28, 2007
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Interest-earning deposits in other banks	$2,222,748	4.06%	$22,437	$—	—	$—
Federal Funds sold	4,252,623	3.90%	41,279	383,377	5.31%	5,021
Commercial paper	6,689	4.63%	77	15,425	5.36%	204
Investment securities	529,302	4.55%	5,987	86,061	5.57%	1,183
Loans:(1)
Credit cards	21,148,252	10.35%	543,989	21,841,166	10.55%	568,042
Other consumer loans	375,354	9.89%	9,232	95,625	6.56%	1,546

Total loans	21,523,606	10.34%	553,221	21,936,791	10.53%	569,588
Other interest-earning assets	3,554,790	4.50%	39,801	2,455,433	5.98%	36,210

Total interest-earning assets	32,089,758	8.31%	662,802	24,877,087	9.98%	612,206
Allowance for loan losses	(796,214)			(708,147)
Other assets	2,809,875			2,654,833
Assets of discontinued operations	3,886,838			3,342,382

Total assets	$37,990,257			$30,166,155

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(2)	$20,305,060	5.20%	262,353	$11,489,345	5.02%	142,347
Money market deposits	4,521,061	4.21%	47,272	3,410,178	5.29%	44,516
Other interest-bearing deposits	45,395	1.54%	174	43,038	3.72%	395

Total interest-bearing deposits	24,871,516	5.01%	309,799	14,942,561	5.08%	187,258
Borrowings:
Short-term borrowings	8,723	4.15%	90	3,940,310	5.39%	52,334
Long-term borrowings	2,071,366	5.74%	29,552	819,393	6.05%	12,215

Total borrowings	2,080,089	5.73%	29,642	4,759,703	5.50%	64,549

Total interest-bearing liabilities	26,951,605	5.07%	339,441	19,702,264	5.18%	251,807
Other liabilities and stockholders’ equity
Liabilities of discontinued operations	2,956,482			2,579,000
Other liabilities and stockholders’ equity	8,082,170			7,884,891

Total other liabilities and stockholders’ equity	11,038,652			10,463,891

Total liabilities and stockholders’ equity	$37,990,257			$30,166,155

Net interest income			$323,361			$360,399

Net interest margin(3)		4.05%			5.88%
Interest rate spread(4)		3.24%			4.80%

(1)	Average balances of loan receivables include non-accruing loans and these loans are therefore included in the yield calculations. If these balances were excluded, there would not be a material impact on the amounts reported above.
(2)	Includes the impact of interest rate swap agreements used to change a portion of fixed rate funding to floating rate funding.
(3)	Net interest margin represents net interest income as a percentage of total interest-earning assets.
(4)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended February 29, 2008 vs. February 28, 2007
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in net interest income due to changes in:
Interest-earning assets:
Interest-earning deposits in other banks	$22,437	$—	$22,437
Federal Funds sold	45,846	(9,588)	36,258
Commercial paper	(102)	(25)	(127)
Investment securities	6,343	(1,539)	4,804
Loans:
Credit cards	(14,998)	(9,055)	(24,053)
Other consumer loans	6,547	1,139	7,686

Total loans	(8,451)	(7,916)	(16,367)
Other interest-earning assets	49,072	(45,481)	3,591

Total interest income	115,145	(64,549)	50,596
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	114,881	5,125	120,006
Money market deposits	47,208	(44,452)	2,756
Other interest-bearing deposits	142	(363)	(221)

Total interest-bearing deposits	162,231	(39,690)	122,541
Borrowings:
Short-term borrowings	(42,471)	(9,773)	(52,244)
Long-term borrowings	21,658	(4,321)	17,337

Total borrowings	(20,813)	(14,094)	(34,907)

Total interest expense	141,418	(53,784)	87,634

Net interest income	$(26,273)	$(10,765)	$(37,038)

(1)	The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Provision for Loan Losses

Provision for loan losses is the expense related to maintaining the allowance for loan losses at a level adequate to absorb the estimated probable losses in the loan portfolio at each period end date. Factors that influence the provision for loan losses include the level and direction of loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, bankruptcy trends, regulatory changes or new regulatory guidance, the seasoning of our loan portfolio, interest rate movements and their impact on consumer behavior, and changes in our loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio. We also consider the credit quality of the loan portfolio in determining the allowance for loan losses. Credit quality at any time reflects, among other factors, our credit granting practices and effectiveness of collection efforts, the impact of general economic conditions on the consumer, and the seasoning of the loans.

For the three months ended February 29, 2008, the provision for loan losses increased $158.4 million, or 108%, compared with the three months ended February 28, 2007, reflecting an increase in the level of allowance for loan losses and higher net charge-offs. In the three months ended February 29, 2008, we added $100.5 million to the allowance for loan losses, reflecting higher delinquencies which we primarily attribute to U.S. housing and mortgage issues and a deteriorating economic environment. In the three months ended February 28, 2007, we decreased the level of allowance for loan losses by $40.7 million, reflecting improved credit performance and slightly lower loan balances.

Allowance for Loan Losses

The following table provides a summary of the allowance for loan losses (dollars in thousands):

	For the Three Months Ended
	February 29, 2008	February 28, 2007
Balance at beginning of period	$759,925	$703,917
Additions:
Provision for loan losses	305,632	147,198
Deductions:
Charge-offs	(245,628)	(229,124)
Recoveries	40,449	41,183

Net charge-offs	(205,179)	(187,941)

Balance at end of period	$860,378	$663,174

The allowance for loan losses increased $197.2 million, or 30%, at February 29, 2008 as compared to February 28, 2007. The higher level was attributable to rising delinquency and charge-off rates on credit card loan receivables, as well as higher balance sheet loan receivables driven by growth in credit card loan receivables and other consumer loans. The factors impacting the changes in credit quality across these periods are discussed further in “—Net Charge-offs” and “—Delinquencies” below.

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

The following table presents amounts and rates of net charge-offs of loan receivables (dollars in thousands):

	For the Three Months Ended
	February 29, 2008		February 28, 2007
	$	%	$	%
Net charge-offs	$205,179	3.83%	$187,941	3.47%

The net charge-off rate on our loan receivables increased 36 basis points for the three months ended February 29, 2008 as compared to the three months ended February 28, 2007. The higher net charge-off rate was due to higher delinquencies beginning in the fourth quarter of 2007 reflecting the weakening economic environment, the U.S. housing and mortgage issues and an increase in bankruptcy-related charge-offs.

Delinquencies

Delinquencies are an indicator of credit quality at any point in time. Loan balances are considered delinquent when contractual payments on the loan become 30 days past due.

The following table presents the amounts and delinquency rates of loan receivables over 30 days delinquent, loans receivables over 90 days delinquent and accruing interest and loan receivables that are not accruing interest, regardless of delinquency (dollars in thousands):

	February 29, 2008		November 30, 2007
	$	%	$	%
Loans over 30 days delinquent	$763,511	3.63%	$678,963	3.26%
Loans over 90 days delinquent and accruing interest	$335,246	1.59%	$271,227	1.30%
Loans not accruing interest	$109,746	0.52%	$102,286	0.49%

The delinquency rates of loans over 30 days delinquent and loans over 90 days delinquent and accruing interest increased 37 basis points and 29 basis points, respectively, at February 29, 2008 as compared to November 30, 2007. This increase in both measures reflected a weaker economic environment and the U.S. housing and mortgage issues.

Loan receivables are placed on non-accrual status upon receipt of notification of the bankruptcy or death of a cardmember and as part of certain collection management processes. Loan receivables not accruing interest at February 29, 2008 increased 3 basis points to 0.52% as compared to November 30, 2007 as a result of an increase in bankruptcy notifications.

Other Income

The principal component of other income is securitization income. The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Three Months Ended		2008 vs. 2007 increase (decrease)
	February 29, 2008	February 28, 2007	$	%
Securitization income	$713,497	$508,300	$205,197	40%
Loan fee income	88,258	89,041	(783)	(1%)
Discount and interchange revenue(1)	51,896	79,581	(27,685)	(35%)
Insurance	47,769	43,963	3,806	9%
Merchant fees	18,844	25,326	(6,482)	(26%)
Transaction processing revenue	25,954	24,510	1,444	6%
Other income	29,326	19,628	9,698	49%

Total other income	$975,544	$790,349	$185,195	23%

(1)	Net of rewards, including Cashback Bonus rewards, of $183.3 million and $187.1 million for the three months ended February 29, 2008 and February 28, 2007, respectively.

Total other income increased $185.2 million, or 23%, for the three months ended February 29, 2008 as compared to the three months ended February 28, 2007, primarily related to higher securitization income and other income, partially offset by lower discount and interchange revenue.

For securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of our discount and interchange revenue to new securitization transactions. Within other income, this change to allocating discount and interchange revenue has the effect of decreasing discount and interchange revenue and increasing securitization income. The amount of discount and interchange revenue allocated to securitization transactions has increased since this change was made in 2004 and is expected to continue increasing as new transactions which include such allocations are completed and securitizations transactions that did not receive allocations mature. For the three months ended February 29, 2008, approximately 79% of total securitized loans were allocated discount and interchange revenue compared to 57% in the three months ended February 28, 2007.

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

Securitization Income

Securitization income is a significant source of our income and is derived through asset securitizations and continued servicing of a portion of the credit card receivables we originated. The issuance of asset-backed securities to investors has the effect of removing the owned loan receivables from the consolidated statements of financial condition. Also, portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer reported in our statements of income; however, they remain significant factors in determining securitization income we receive on our retained beneficial interest in those transactions. Investors in securitizations are allocated the cash flows derived from interest and loan fee revenue earned on securitized loans. In addition, for securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of our discount and interchange revenue to new securitization transactions. These cash flows are used to pay the investors in the transactions a contractual fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans, net of recoveries, and to pay us a contractual fee for servicing the securitized loans. Any excess cash flows remaining are paid to us. Both servicing fees and excess spread are recorded in securitization income. Securitization income also includes the net revaluation of the interest-only strip receivable and certain other retained interests, reflecting adjustments to the fair values of the retained interests that result from changes in the level of securitized loans and assumptions used to value the retained interests.

Securitization income is significantly influenced by the level of average securitized loans. For the three months ended February 29, 2008 and February 28, 2007, the average securitized loans were $27.3 billion and $25.0 billion, respectively. The first quarter of 2008 reflected a higher beginning level of securitized loans which was offset in part by a higher level of deal maturities. In addition, lower securitized loans in the three months ended February 28, 2007 reflected the timing of new securitization transactions later in the quarter rather than throughout the period.

The table below presents the components of securitization income (dollars in thousands):

	For the Three Months Ended		2008 vs. 2007 increase (decrease)
	February 29, 2008	February 28, 2007	$	%
Excess spread	$505,033	$385,361	$119,672	31%
Servicing fees on securitized loans	138,263	126,055	12,208	10%
Net revaluation of retained interests	74,997	1,421	73,576	NM
Other (principally transaction costs)	(4,796)	(4,537)	(259)	(6%	)

Securitization income	$713,497	$508,300	$205,197	40%

For the three months ended February 29, 2008, securitization income increased $205.2 million, or 40%, as compared to the three months ended February 28, 2007. The increase reflects higher excess spread on securitized loans, a higher net revaluation of the interest-only strip receivable and higher servicing fees on securitized loans.

Excess spread. The following table provides the components of excess spread (dollars in thousands):

	For the Three Months Ended		2008 vs. 2007 increase (decrease)
	February 29, 2008	February 28, 2007	$	%
Interest income on securitized loans	$989,813	$870,359	$119,454	14%
Interest paid to investors in asset-backed securities	(329,512)	(341,816)	12,304	4%

Net interest income	660,301	528,543	131,758	25%
Other fee revenue on securitized loans	304,431	241,752	62,679	26%
Net charge-offs on securitized loans	(321,436)	(258,879)	(62,557)	(24%)

Net revenues on securitized loans	643,296	511,416	131,880	26%
Servicing fees on securitized loans	(138,263)	(126,055)	(12,208)	(10%)

Excess spread	$505,033	$385,361	$119,672	31%

For the three months ended February 29, 2008, excess spread on securitized loans increased $119.7 million, or 31%, as compared to the three months ended February 28, 2007. The increase was attributable to higher net interest income and higher other fee revenue on securitized loans, offset in part by higher net charge-offs. The increase in interest income related largely to a higher level of average securitized loans as well as a higher yield on securitized receivables. The decrease in interest paid to investors reflected the impact of a lower average LIBOR on floating rate investor interests, offset in part by wider spreads paid to investors on newer transactions and a higher level of average securitized loans. Higher other fee revenue was attributable to the higher level of outstanding securitized loans receiving discount and interchange revenue. The higher net charge-offs reflected a higher rate of charge-offs on securitized loans and the higher level of average securitized loans.

Servicing fees on securitized loans. We are paid a servicing fee from the cash flows generated by the securitized loans. These cash flows include interest income and loan fee income as well as discount and interchange revenue for certain securitized loans. For the three months ended February 29, 2008, servicing fees increased $12.2 million, or 10%, as compared to the three months ended February 28, 2007. The increase was due to a higher level of average securitized loans as compared to the prior period.

Net revaluation of retained interests. The components of net revaluation of retained interests are summarized in the table below (dollars in thousands):

	For the Three Months Ended		2008 vs. 2007 increase (decrease)
	February 29, 2008	February 28, 2007	$
Initial gain on new securitization transactions	$36,755	$23,789	$12,966
Revaluation of retained interests	38,242	(22,368)	60,610

Net revaluation of retained interests	$74,997	$1,421	$73,576

The net revaluation of retained interests includes the initial gain on securitized loan receivables and changes in the fair value of retained interests, principally the interest-only strip receivable. Gains are not recorded on securitized loan receivables against which certificated beneficial interests have been retained by us, and such certificated retained beneficial interests are classified as investment securities available-for-sale and reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. The net revaluation of the interest-only strip receivable represents changes in the estimated present value of certain components of excess spread on the securitized loans to be earned in the future. Changes in the maturity profile and the estimate of performance measures of the securitized loans, such as interest yield and charge-offs, as well as changes in the interest rate environment, can affect future excess spread projections and, accordingly, the net revaluation of the interest-only strip receivable.

The net revaluation of retained interests for the three months ended February 29, 2008 increased $73.6 million as compared to the three months ended February 28, 2007. The increase reflected higher initial gains on new securitization transactions related to $2.6 billion in new securitization transactions for the three months ended February 29, 2008 as compared to $1.6 billion in new securitization transactions for the three months ended February 28, 2007. The positive revaluation of retained interests in the three months ended February 29, 2008 related to higher projected excess spread offset in part by net gain amortization related to the maturity of securitization transactions. The higher projected excess spread reflected the decrease in the absolute interest rate environment as compared to that assumed at November 30, 2007, offset in part by higher projected charge-offs. The negative revaluation of retained interests in the comparable period in prior year was primarily due to net gain amortization related to the maturity of securitization transactions.

Loan Fee Income

Loan fee income consists primarily of fees on credit card loans and includes late, overlimit, balance transfer, cash advance and other miscellaneous fees. Loan fee income was relatively flat for the three months ended February 29, 2008 as compared to the three months ended February 28, 2007.

Discount and Interchange Revenue

Discount and interchange revenue includes discount revenue and acquirer interchange net of interchange paid to third-party issuers in the United States. We earn discount revenue from fees charged to merchants with whom we have entered into card acceptance agreements for processing cardholder purchase transactions and acquirer interchange revenue from merchant acquirers on all Discover Network card transactions made by cardholders at merchants with whom merchant acquirers have entered into card acceptance agreements for processing cardholder purchase transactions. We incur an interchange cost to card issuing entities that have entered into contractual arrangements to issue cards on the Discover Network. This cost is contractually established and is based on the card issuing organizations’ transaction volume and is reported as a reduction to discount and interchange revenue. We offer our cardmembers various reward programs, including the Cashback Bonus reward program, pursuant to which we pay certain cardmembers a percentage of their purchase amounts based on the type and volume of the cardmember’s purchases. Reward costs are recorded as a reduction to discount and interchange revenue. For securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of discount and interchange revenue to new securitization transactions, which results in a decrease in discount and interchange revenue and an increase in securitization income. However, cardmember rewards costs associated with the securitized loans are not allocated to investor interests, and as such, do not impact securitization income.

Discount and interchange revenue decreased $27.7 million, or 35%, for the three months ended February 29, 2008 as compared to February 28, 2007, due to higher allocations to securitized loans which have the effect of reclassifying discount and interchange revenue to securitization income partially offset by an increase in discount and interchange revenue earned related to higher sales volume. The increase in allocations to securitized loans was due to a higher level of outstanding securitized loans receiving such allocations than in 2007.

Insurance (Credit Fee Products)

We earn revenue primarily related to fees received for marketing credit-related ancillary products including insurance, debt deferment/debt cancellation contracts and credit protection services to cardmembers. The amount of revenue recorded is based on the terms of the insurance policies and contracts with third-party providers. We do not retain any significant underwriting loss exposure. We recognize this income over the policy or contract period as earned. Insurance income increased $3.8 million, or 9%, for the three months ended February 29, 2008 as compared to the three months ended February 28, 2007, related to higher credit protection and debt deferment revenue.

Merchant Fees

Merchant fees consist primarily of fees charged to merchants for various services including manual authorization of transactions and delivery of hardcopy statements. Merchant fees decreased $6.5 million, or 26%, for the three months ended February 29, 2008 as compared to the three months ended February 28, 2007, due to increased outsourcing to merchant acquirers. As merchant acquiring portfolios are sold to third-party merchant acquirers, this revenue will decrease along with associated costs.

Transaction Processing Revenue

Transaction processing revenues include switch fees charged to financial institutions for accessing the PULSE Network to process transactions and various participation and membership fees. Switch fees are charged on a per transaction basis. Transaction processing revenue increased $1.4 million, or 6%, for the three months ended February 29, 2008 as compared to the three months ended February 28, 2007, related to increased volume of transactions processed on the network, partially offset by higher marketing and pricing incentives.

Other Income

Other income includes revenues on various fee-based products, revenues from the referral of declined applications to certain third-party issuers on the Discover Network, unrealized gains and losses related to derivative contracts, gains on sales of mortgage loans, investment gains and losses, and other miscellaneous revenue items. Other income increased $9.7 million, or 49%, for the three months ended February 29, 2008 as compared to the three months ended February 28, 2007, related to $3 million in revenue related to a one-time contractual payment, $3 million in gains on the sale of merchant portfolios and $2 million in unrealized gains on derivative transactions.

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended		2008 vs. 2007 increase (decrease)
	February 29, 2008	February 28, 2007	$	%
Employee compensation and benefits	$217,370	$215,167	$2,203	1%
Marketing and business development	141,553	134,542	7,011	5%
Information processing and communications	78,276	78,844	(568)	(1%)
Professional fees	73,672	76,065	(2,393)	(3%)
Premises and equipment	19,641	19,575	66	0%
Other expense	71,831	67,648	4,183	6%

Total other expense	$602,343	$591,841	$10,502	2%

Total other expense increased $10.5 million, or 2%, for the three months ended February 29, 2008 as compared to the three months ended February 28, 2007, primarily related to higher marketing and business development and other expenses. Marketing and business development increased $7.0 million, or 5%, for the three months ended February 29, 2008 as compared to the three months ended February 28, 2007, primarily related to increased advertising and account acquisition spending. Other expense increased $4.2 million, or 6%, for the three months ended February 29, 2008 as compared to the three months ended February 28, 2007, as a result of higher fraud expenses.

Income Tax Expense

The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended
	February 29, 2008	February 28, 2007
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.2	1.8
Other	0.7	0.1

Effective income tax rate	38.9%	36.9%

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

We monitor and review liquidity and capital management policies and execute strategies to maintain prudent levels of liquidity and capital. Our senior management reviews financial performance relative to these policies, monitors the availability of alternative financing sources, evaluates liquidity risk and capital adequacy, and assesses the interest rate sensitivity of our assets and liabilities.

Management has implemented liquidity and capital management policies which seek to provide us with adequate access to and supply of funding through the business cycle. Accordingly, Discover Bank has maintained an investment grade rating and Discover Financial Services received an investment grade rating following the Distribution. Discover Bank has maintained its BBB rating from S&P and has been assigned a Baa2 deposit and Baa2 senior unsecured rating from Moody’s and a BBB rating from Fitch. Discover Financial Services has been assigned a BBB- long-term rating from S&P, a Baa3 senior unsecured rating from Moody’s and a BBB long-term rating from Fitch.

Our Contingency Funding Plan (“CFP”) is designed to withstand a Discover stress event characterized by limited access to the asset-backed securitization and certificate of deposit markets. Our CFP model incorporates a wide range of potential cash outflows during a liquidity stress event, including, but not limited to: (i) repayment of all debt maturing within an assumed stress period; (ii) expected funding requirements from receivable growth and/or volatility; and (iii) customer cash withdrawals from interest-bearing deposits. If we are unable to continue to securitize our credit card receivables at acceptable pricing levels, or at all, including by reason of the early amortization of any of our securitization transactions, we would seek to liquidate investment securities, increase bank deposits and use alternative funding sources (such as Federal Reserve Bank sources, Federal Funds, bank notes and unsecured debt) to fund increases in loan receivables and meet our other liquidity needs.

During the first quarter of 2008, the ongoing disruptions in the debt and asset-backed capital markets caused credit spreads to widen materially and reduced the availability of new issuance in some funding markets. As a result, we retained a portion of the subordinated notes we issued during the period as investment securities available-for-sale. At February 29, 2008, our contingent sources included approximately $8.3 billion in our liquidity reserve (primarily invested in Federal Funds sold and bank deposits), $0.9 billion of unutilized commitments from third-party commercial paper asset-backed conduits for securitization funding, and $2.5 billion of unsecured committed credit. In addition, we had AAA-rated note issuance capacity of $5.1 billion in the Discover Card Execution Note Trust, subject to market availability.

Our consolidated statement of financial condition at February 29, 2008 consisted primarily of credit card loan receivables, the balance of which fluctuates from time to time due to trends in credit card spending and payments, as well as the issuance of new securitization transactions and maturities of existing securitization transactions. Our credit card loan receivables provide us with flexibility in financing and managing our business, as the market for financing credit card loan receivables is generally large and active.

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

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain minimum levels of capital that are dependent upon the risk of the financial institutions assets, specifically (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% to 6% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% to 10% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At February 29, 2008, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of Discover Bank as well as our other FDIC-insured financial institution, Bank of New Castle, exceeded these regulatory minimums.

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

Stock Repurchase Program. On December 3, 2007, Discover Financial Services announced that its Board of Directors authorized the repurchase of up to $1 billion of Discover Financial Services’ outstanding stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At February 29, 2008, we had not repurchased any stock under this program.

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

Current Funding Sources

Securitization Financing. We generate a significant portion of our funding through the securitization of credit card loan receivables utilizing non-consolidated securitization trusts. Securitized loans against which beneficial interests have been issued to third parties are accounted for as sold and are removed from the consolidated statements of financial condition. Certain securitized loans against which certificated beneficial interests have been retained by us result in the removal of credit card loan receivables from the consolidated statements of financial condition and are re-characterized as investment securities. We have historically securitized between approximately 50% and 60% of our managed credit card loan receivables.

We utilize both the term securitization market as well as the privately placed asset-backed commercial paper conduit financing market. Outstanding term financing and asset-backed commercial paper conduit financing at February 29, 2008 were $21.3 billion and $4.8 billion, respectively.

The following table summarizes expected maturities of the investors’ interests in securitizations at February 29, 2008 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Expected maturities of the investors’ interest in securitizations	$26,097,883	$8,492,613	$10,450,004	$4,828,949	$2,326,317

We access the term asset securitization market through the Discover Card Master Trust I and, beginning July 26, 2007, the Discover Card Execution Note Trust. Through the Discover Card Master Trust I, we have been using a structure utilizing Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates and a cash collateral account. The Discover Card Execution Note Trust includes three classes of securities sold to investors, the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated, classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated classes of notes.

At February 29, 2008, cash collateral accounts underlying the securitization transactions of Discover Card Master Trust I had a balance of $1.7 billion, of which we financed $1.5 billion (reflected in amounts due from asset securitization in the consolidated statements of financial condition). The rights to repayment of a portion of the cash collateral account loans have been sold to a special purpose subsidiary, DRFC Funding LLC, as part of a secured financing and are not expected to be available to creditors of DFS. At February 29, 2008, $0.9 billion is owed related to this secured financing.

The following table summarizes estimated maturities of the cash collateral accounts at February 29, 2008 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Estimated maturities of cash collateral accounts	$1,502,078	$557,078	$600,000	$260,526	$84,474

The securitization structures include certain features designed to protect investors that could result in earlier-than-expected amortization of the transactions, accelerating the need for alternative funding. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements (“economic early amortization”). In the event of an economic early amortization (which would occur if the excess spread falls below 0% for a contractually specified period, generally a three-month average), the receivables that otherwise would have been subsequently purchased by the trust from us would instead continue to be recognized on our statement of financial condition since the cash flows generated in the trust would instead be used to repay investors in the asset-backed securities. As of February 29, 2008, no economic early amortization events have occurred. The table below provides information concerning investor interest and related excess spreads at February 29, 2008 (dollars in thousands):

	Investor Interest	# of Series Outstanding	3-Month Rolling Average Excess Spread
Interchange series(1)	$16,543,165	19	8.52%
Non-interchange series	4,654,718	5	5.41%

Discover Card Master Trust I	21,197,883	24	5.41%
Discover Card Execution Note Trust(1)	4,900,000	11	8.11%

Total investor interest	$26,097,883	35

(1)	Discover Card Master Trust I certificates issued on or after November 4, 2004 and all notes issued by DCENT include cash flows derived from discount and interchange revenue earned by Discover Card.

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

Our certificates of deposits have maturities ranging from one month to fifteen years, having a weighted average maturity of 20 months at February 29, 2008. Total interest-bearing deposits at February 29, 2008 were $24.9 billion, the remaining maturities of which are summarized in the following table (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000	$19,516,877	$2,761,935	$3,531,068	$4,033,953	$9,189,921
Certificates of deposit in amounts of $100,000 or greater	861,739	363,524	124,095	148,229	225,891
Savings deposits, including money market deposit accounts	4,503,344	4,503,344	—	—	—

Total interest-bearing deposits	$24,881,960	$7,628,803	$3,655,163	$4,182,182	$9,415,812

Short-Term Borrowings. Short-term borrowings consist of overnight Federal Funds purchased, the balance of which was $250 million at February 29, 2008.

Long-Term Borrowings and Bank Notes. On June 12, 2007, we received proceeds on the issuance of $800 million par value of unsecured debt to external third parties. The financing is comprised of $400 million having a three-year maturity with a floating coupon and $400 million with a ten-year maturity with a fixed coupon. The transaction provided additional liquidity to us to support funding requirements of our subsidiaries.

At February 29, 2008, we had $250 million par value in bank notes outstanding which mature in February 2009. We may issue additional bank notes under our Global Bank Note Program given that certain credit criteria are met.

Available Credit Facilities

Secured Committed Credit Facilities. The maintenance of revolving committed credit agreements serves to further diversify our funding sources. In connection with our asset securitization program, we have access to committed undrawn funding capacity through third-party bank-sponsored securitization conduits to support credit card loan receivables funding requirements. At February 29, 2008, these conduits totaled $5.75 billion, of which $0.9 billion was unused. These facilities begin at 364-day agreements and extend to 2.5 year commitments.

Unsecured Committed Credit Facilities. As of February 29, 2008, our unsecured committed credit facility of $2.5 billion had a remaining life of 51-months. This facility serves to diversify our funding sources and enhance our liquidity. This facility became effective at the time of the Distribution, is provided by a group of major global banks, and is available to both Discover Financial Services and Discover Bank. We anticipate that the facility will support general liquidity needs and may be drawn to meet short-term funding needs from time to time. At February 29, 2008, we had not drawn down any of the outstanding credit.

Federal Reserve. Discover Bank may access the Federal Reserve Bank of Philadelphia’s discount window or participate in the Federal Reserve’s Term Auction Facility (“TAF”), if additional liquidity needs arise. In December 2007, the Federal Reserve announced the establishment of a temporary TAF. All depository institutions that are judged to be in generally sound financial condition by their local Reserve Bank and that are eligible to borrow under the primary credit discount window program are eligible to participate in TAF auctions.

Off-Balance Sheet Arrangements

See “—Liquidity and Capital Resources—Securitization Financing.”

Guarantees

Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, equity security of a guaranteed party, rate or index. Our guarantees relate to certain representations and warranties made with regard to securitized loans, transactions processed through the Discover Network and cardmember-related services provided to U.K. cardmembers. Also included in guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement. At February 29, 2008, we had not recorded any such contingent liabilities in the consolidated statements of financial condition related to these transactions. See Note 9: Commitments, Contingencies and Guarantees to the consolidated and combined financial statements for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at February 29, 2008, which include long-term borrowings and operating and capital lease obligations, were $27.5 billion.

We adopted the provisions of FIN 48 on December 1, 2007 at which date we had approximately $283.8 million of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

At February 29, 2008, we extended credit for consumer and commercial loans of approximately $259 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by these guarantees, if any, are included in our consolidated and combined financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. We are exposed to market risk primarily from changes in interest rates.

Interest Rate Risk. Changes in interest rates impact interest-earning assets, principally credit card loan receivables, as well as excess spread received in connection with the securitized loan receivables against which beneficial interests have been issued. Changes in interest rates also impact interest sensitive liabilities that finance these assets, including asset-backed securitizations, long-term borrowings and deposits.

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

We use an interest rate sensitivity simulation to assess our interest rate risk exposure. For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12-month period from our reporting date, we assume that all interest rate sensitive assets and liabilities will be impacted by a hypothetical, immediate 100 basis point increase in interest rates as of the beginning of the period.

Interest rate sensitive assets are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Our interest rate sensitive assets include certain loan receivables, Federal Funds sold, certain amounts due from asset securitizations, interest-earning deposits in other banks and certain investment securities. Portions of our credit card loan receivables have fixed interest rates, although we have the right, with notice to cardmembers, to subsequently reprice these receivables to a new interest rate unless the account has been closed or the cardmember opts out of repricing actions. Therefore, we consider a portion of the credit card loan receivables with a fixed interest rate to be interest rate sensitive. We measured the earnings sensitivity for these assets from the expected repricing date, which takes into consideration the required notice period. In addition, assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed or other fixed rate prior to the end of the 12-month period, also are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that vary with changes in a market-based index, such as Federal Funds or LIBOR, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at the fiscal period end but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, also are considered to be rate sensitive. For these fixed rate liabilities, earnings sensitivity is measured from the expected repricing date.

Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at February 29, 2008, we estimate that the pretax income of lending and related activities over the following 12-month period would be reduced by approximately $104 million. We estimate the comparable reduction of pretax income for the 12-month period following November 30, 2007 to be approximately $108 million. The hypothetical decline in pretax income was less than the prior year due to lower market-based indexes and their impact to the replacement cost of maturing debt. This was offset in part by widened credit spreads in some funding markets.

The model assumes that the balances of interest rate sensitive assets and liabilities at the period end will remain constant over the next 12-month period. It does not assume any growth, strategic change in business focus, change in asset pricing philosophy or change in asset/liability funding mix. Thus, this model represents a static analysis that cannot adequately portray how we would respond to significant changes in market conditions such as those recently experienced. Furthermore, the analysis does not necessarily reflect our expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in market interest rates, nor necessarily the actual effect on earnings if such rate changes were to occur.

Foreign Currency Exchange Risk. Changes in foreign exchange rates relative to the U.S. dollar may impact earnings and capital translated from international operations. Our U.K. business generates credit card loan receivables denominated in pounds sterling which is primarily funded by the issuance of debt by unrelated conduit providers and intercompany lending. As of February 29, 2008, the foreign exchange exposure related to intercompany lending with our International Card segment was not hedged in anticipation of closing the sale of Goldfish in the second quarter of 2008.

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

There have been no material changes to the risk factors described in our 10-K for the year ended November 30, 2007 filed with the Securities and Exchange Commission on February 27, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended February 29, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1-31, 2007	3,616	$16.00	—	$1 billion
January 1-31, 2008	64,205	$14.57	—	$1 billion
February 1-29, 2008	629	$15.09	—	$1 billion

Total	68,450	$14.65	—	$1 billion

(1)	Includes shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ ROY GUTHRIE
Roy Guthrie Principal Financial Officer

Date: April 14, 2008

Exhibit Index

Exhibit Number	Description

2.1*	Agreement for the Sale and Purchase of the Goldfish Credit Card Business, dated February 7, 2008, among Discover Financial Services, Goldfish Bank Limited, Discover Bank, SCFC Receivables Corporation, and Barclays Bank PLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 7, 2008 and incorporated herein by reference thereto), as amended and restated by Amended and Restated Agreement for the Sale and Purchase of the Goldfish Credit Card Business, dated March 31, 2008, among Discover Financial Services, Goldfish Bank Limited, Discover Bank, SCFC Receivables Corporation, Barclays Bank PLC, and Barclays Group US Inc.

10.1	Fourth Amendment, dated as of December 18, 2007, to Amended and Restated Pooling and Servicing Agreement dated as of November 3, 2004, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on December 18, 2007 and incorporated herein by reference thereto).

10.2	Amendment No. 1, dated as of February 29, 2008, to the Credit Agreement, dated as of June 6, 2007, among Discover Financial Services, Discover Bank, the subsidiary borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Certification of Chief Executive Officer of Discover Financial Services pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Discover Financial Services pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.