Form 10-Q
period 2008-05-31
Discover Financial Services
filed 2008-07-10
CIK 1393612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

As of June 30, 2008 there were 479,346,225 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES

Quarterly Report on Form 10-Q

For the quarterly period ended May 31, 2008

Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.

We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover, PULSE, Cashback Bonus, Discover More Card, Discover Motiva Card, Discover Open Road Card, Discover Network and Diners Club International. All other trademarks, trade names and service marks included in this quarterly report are the property of their respective owners.

Part 1. Financial Information

Item 1.	Financial Statements

DISCOVER FINANCIAL SERVICES

Consolidated Statements of Financial Condition

	May 31, 2008	November 30, 2007
	(unaudited)
	(dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$423,373	$362,697
Federal Funds sold	2,765,800	6,270,600
Interest-earning deposits in other banks	5,576,211	1,440,979
Commercial paper	—	11,191

Cash and cash equivalents	8,765,384	8,085,467
Investment securities:
Available-for-sale (amortized cost of $978,224 and $425,681 at May 31, 2008 and November 30, 2007, respectively)	958,784	420,837
Held-to-maturity (market value $90,555 and $100,769 at May 31, 2008 and November 30, 2007, respectively)	96,371	104,602

Total investment securities	1,055,155	525,439
Loan receivables:
Loans held for sale	714,632	—
Loan portfolio:
Credit card	18,683,242	20,345,787
Commercial loans	387,540	234,136
Other consumer loans	716,649	251,194

Total loan portfolio	19,787,431	20,831,117

Total loan receivables	20,502,063	20,831,117
Allowance for loan losses	(846,775)	(759,925)

Net loan receivables	19,655,288	20,071,192
Accrued interest receivable	131,388	123,292
Amounts due from asset securitization	2,705,638	3,041,215
Premises and equipment, net	556,030	575,229
Goodwill	255,421	255,421
Intangible assets, net	56,030	59,769
Other assets	839,911	712,678
Assets of discontinued operations	213,297	3,926,403

Total assets	$34,233,542	$37,376,105

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$24,716,104	$24,643,517
Non-interest bearing deposit accounts	51,545	67,796

Total deposits	24,767,649	24,711,313
Short-term borrowings	—	250,000
Long-term borrowings	1,889,909	2,134,093
Accrued interest payable	244,344	264,965
Accrued expenses and other liabilities	1,481,409	1,317,842
Liabilities of discontinued operations	540	3,098,470

Total liabilities	28,383,851	31,776,683
Commitments, contingencies and guarantees (Note 10)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 479,609,403 and 477,762,018 shares issued at May 31, 2008 and November 30, 2007, respectively	4,796	4,777
Additional paid-in capital	2,908,676	2,846,127
Retained earnings	2,966,053	2,717,905
Accumulated other comprehensive (loss) income	(25,429)	32,032
Treasury stock, at cost; 263,178 and 73,795 shares at May 31, 2008 and November 30, 2007, respectively	(4,405)	(1,419)

Total stockholders’ equity	5,849,691	5,599,422

Total liabilities and stockholders’ equity	$34,233,542	$37,376,105

See Notes to Consolidated and Combined Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated and Combined Statements of Income

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
	(unaudited)
	(dollars in thousands, except per share amounts)
Interest income:
Consumer loans	$515,908	$502,795	$1,065,926	$1,072,188
Commercial loans	4,018	406	7,221	601
Federal Funds sold	26,062	75,689	67,341	80,710
Commercial paper	—	211	77	415
Investment securities	11,626	1,294	17,613	2,477
Deposits in other banks	34,239	—	56,676	—
Other interest income	20,210	57,261	60,011	93,471

Total interest income	612,063	637,656	1,274,865	1,249,862
Interest expense:
Deposits	292,441	267,929	602,240	455,187
Short-term borrowings	45	25,572	135	77,906
Long-term borrowings	20,762	9,921	50,314	22,136

Total interest expense	313,248	303,422	652,689	555,229

Net interest income	298,815	334,234	622,176	694,633
Provision for loan losses	210,969	144,676	516,601	291,874

Net interest income after provision for loan losses	87,846	189,558	105,575	402,759

Other income:
Securitization income	628,031	584,566	1,341,528	1,092,866
Loan fee income	53,839	70,303	142,097	159,344
Discount and interchange revenue	65,523	65,964	117,419	145,545
Insurance	47,186	40,468	94,955	84,431
Merchant fees	17,849	23,853	36,693	49,179
Transaction processing revenue	30,405	25,187	56,359	49,697
Loss on investments	(31,280)	—	(32,464)	—
Other income	33,339	19,445	63,849	39,073

Total other income	844,892	829,786	1,820,436	1,620,135
Other expense:
Employee compensation and benefits	218,290	215,447	435,660	430,614
Marketing and business development	132,038	131,959	273,591	266,501
Information processing and communications	79,449	82,396	157,725	161,240
Professional fees	81,392	102,853	155,064	178,918
Premises and equipment	19,803	20,557	39,444	40,132
Other expense	75,853	70,546	147,684	138,194

Total other expense	606,825	623,758	1,209,168	1,215,599

Income from continuing operations before income tax expense	325,913	395,586	716,843	807,295
Income tax expense	124,370	145,330	276,471	297,221

Income from continuing operations	201,543	250,256	440,372	510,074
Income (loss) from discontinued operations, net of tax	32,605	(41,014)	(125,010)	(67,200)

Net income	$234,148	$209,242	$315,362	$442,874

Basic earnings per share:
Income from continuing operations	$0.42	$0.52	$0.92	$1.06
Income (loss) from discontinued operations, net of tax	0.07	(0.08)	(0.26)	(0.13)

Net income	$0.49	$0.44	$0.66	$0.93

Diluted earnings per share:
Income from continuing operations	$0.42	$0.52	$0.92	$1.06
Income (loss) from discontinued operations, net of tax	0.06	(0.08)	(0.27)	(0.13)

Net income	$0.48	$0.44	$0.65	$0.93

Dividends paid per common share	$0.06	$—	$0.12	$—

See Notes to Consolidated and Combined Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated and Combined Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
	(unaudited)
	(dollars and shares in thousands)
Balance at November 30, 2006	1	$100	$2,636,265	$3,008,421	$129,986	$—	$5,774,772
Comprehensive income:
Net income	—	—	—	442,874	—	—	442,874
Foreign currency translation (accumulated amount of $130,404 at May 31, 2007)	—	—	—	—	419	—
Net unrealized losses on investment securities	—	—	—	—	(132)	—
Other	—	—	—	—	31	—

Other comprehensive income	—	—	—	—	318	—	318

Total comprehensive income	—	—	—	—	—	—	443,192
Capital contribution from Morgan Stanley	—	—	62,320	—	—	—	62,320
Cash dividends paid to Morgan Stanley	—	—	—	(500,000)	—	—	(500,000)

Balance at May 31, 2007	1	$100	$2,698,585	$2,951,295	$130,304	$—	$5,780,284

Balance at November 30, 2007	477,762	$4,777	$2,846,127	$2,717,905	$32,032	$(1,419)	$5,599,422
Adoption of FASB Interpretation No. 48	—	—	—	(8,743)	—	—	(8,743)
Comprehensive income:
Net income	—	—	—	315,362	—	—	315,362
Foreign currency translation (accumulated amount of $0 at May 31, 2008)	—	—	—	—	(48,358)	—
Net unrealized losses on investment securities	—	—	—	—	(9,103)	—

Other comprehensive loss	—	—	—	—	(57,461)	—	(57,461)

Total comprehensive income	—	—	—	—	—	—	257,901
Purchases of treasury stock	—	—	—	—	—	(2,986)	(2,986)
Common stock issued under employee 401(k) plan	1,138	12	16,125	—	—	—	16,137
Common stock issued and stock-based compensation expense	709	7	46,559	—	—	—	46,566
Dividends	—	—	—	(58,471)	—	—	(58,471)
Other	—	—	(135)	—	—	—	(135)

Balance at May 31, 2008	479,609	$4,796	$2,908,676	$2,966,053	$(25,429)	$(4,405)	$5,849,691

See Notes to Consolidated and Combined Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated and Combined Statements of Cash Flows

	For the Six Months Ended May 31,
	2008	2007
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net income	$315,362	$442,874
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sale of mortgages and installment loans	—	(1,773)
Net principal disbursed on loans originated for sale	—	(54,709)
Proceeds from sales of loans originated for sale	—	56,102
Loss on sale of Goldfish business	152,060	—
Loss on investments	32,464	—
Stock-based compensation expense	62,703	—
Deferred income taxes	(22,867)	(6,775)
Depreciation and amortization on premises and equipment	55,621	61,490
Other depreciation and amortization	60,801	63,199
Provision for loan losses	536,612	398,673
Amortization of deferred revenues	(9,350)	(9,550)
Changes in assets and liabilities:
(Increase) decrease in amounts due from asset securitization	333,254	(400,528)
(Increase) decrease in other assets	(47,866)	(102,564)
Increase (decrease) in accrued expenses and other liabilities	97,472	55,442

Net cash provided by operating activities	1,566,266	501,881
Cash flows from investing activities
Proceeds from the sale of Goldfish business	69,529	—
Payments for business and other acquisitions	—	(5,000)
Maturities of investment securities	28,706	4,449
Purchases of investment securities	(20,367)	(16,847)
Proceeds from securitization and sale of loans held for investment	4,394,802	5,294,240
Net principal disbursed on loans held for investment	(4,802,649)	(4,795,355)
Purchases of premises and equipment	(45,434)	(58,915)

Net cash (used for) provided by investing activities	(375,413)	422,572
Cash flows from financing activities
Net (decrease) in short-term borrowings	(759,312)	(2,621,768)
Repayment of long-term debt and bank notes	(243,642)	(563,579)
Purchases of treasury stock	(2,986)	—
Net increase (decrease) in deposits	59,820	9,779,434
Dividends paid to Morgan Stanley	—	(500,000)
Dividends paid	(58,471)	—

Net cash (used for) provided by financing activities	(1,004,591)	6,094,087
Effect of exchange rate changes on cash and cash equivalents	(24,592)	45

Net increase in cash and cash equivalents	161,670	7,018,585
Cash and cash equivalents, at beginning of period	8,787,095	874,357

Cash and cash equivalents, at end of period	$8,948,765	$7,892,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$718,970	$536,824

Income taxes, net of income tax refunds	$129,020	$191,471

Non-cash transactions:
Exchange of retained seller’s interest for certificated beneficial interests in DCENT	$585,000	$—

Capital contributions from Morgan Stanley	$—	$62,320

See Notes to Consolidated and Combined Financial Statements.

Notes to Consolidated and Combined Financial Statements

(unaudited)

1.	Background and Basis of Presentation

Description of Business. Discover Financial Services (“DFS” or the “Company”) is a leading credit card issuer and electronic payment services company. The Company’s business segments include U.S. Card and Third-Party Payments. The U.S. Card segment includes Discover Card-branded credit cards issued to individuals and small businesses over Discover’s signature card network (the “Discover Network”) and other consumer products and services business, including prepaid and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary. The Third-Party Payments segment includes the PULSE Network (“PULSE”), an automated teller machine, debit and electronic funds transfer network, and the Company’s third-party payments business.

On February 7, 2008, the Company announced that it had entered into an agreement to sell the Company’s U.K. credit card business (“Goldfish”) which represented substantially all of the Company’s International Card segment. As a result, the International Card segment is presented in discontinued operations in this report. The Company completed the sale of the Goldfish business to Barclays Bank PLC on March 31, 2008. See Note 2: Discontinued Operations for further details.

Distribution. On December 19, 2006, Morgan Stanley announced that its Board of Directors had authorized the spin-off of its Discover segment. On June 30, 2007, the Company was spun-off from Morgan Stanley through the distribution of DFS shares to holders of Morgan Stanley common stock (the “Distribution”). Prior to the Distribution, the Discover segment comprised Discover Financial Services, a wholly-owned subsidiary of Morgan Stanley, as well as certain other subsidiaries and assets related to credit card operations in the United Kingdom, which are presented in discontinued operations, that were contributed to the Discover segment by Morgan Stanley in conjunction with the Distribution.

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

The financial statements presented in this quarterly report for periods on or after the Distribution are presented on a consolidated basis and include the results of operations, financial condition and cash flows of the Company and its wholly-owned subsidiaries. The financial statements for the periods prior to the Distribution are presented on a combined basis and reflect the historical combined results of operations, financial condition and cash flows of the Morgan Stanley subsidiaries that comprised its Discover segment (as described in the preceding section) for the periods presented. The combined statements of income for periods prior to the Distribution reflect intercompany expense allocations made to the Discover segment by Morgan Stanley for certain corporate functions such as treasury, financial control, human resources, internal audit, legal, investor relations and various other functions historically provided by Morgan Stanley. Where possible, these allocations were made on a specific identification basis. Otherwise, such expenses were allocated by Morgan Stanley based on relative percentages of headcount or some other basis depending on the nature of the cost that was allocated. These historical cost allocations may not be indicative of costs the Company has incurred since the spin-off and will incur in the future to obtain these same services as an independent entity. See Note 13: Related Party Transactions for further information on expenses allocated by Morgan Stanley.

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

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“Statement No. 162”). Statement No. 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to Statement No. 162 essentially unchanged. The Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under Statement No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141R (discussed below) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Statement No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

The Company has reclassified the net assets of the Goldfish business to discontinued operations and restated prior periods for comparability. The Company recorded after tax income from discontinued operations of $32.6 million and an after tax loss from discontinued operations of $125.0 million for the three and six months ended May 31, 2008, respectively. The income for the three months ended May 31, 2008 included pretax income from operations of $21.3 million ($12.2 million after tax) and a pretax gain on the sale of the business of $14.8 million ($20.4 million after tax), which included $27.1 million from the realization of cumulative foreign currency translation adjustments, offset in part by indemnification and transaction costs. The results for the six months ended May 31, 2008 included a pretax loss on the sale of the business of $220.8 million ($152.0 million after tax), which included the write-down of $36.7 million of other intangibles that had previously been measured at fair value on a non-recurring basis, partially offset by pretax income of the U.K. operations of $44.9 million ($27.0 million after tax) which included gains from the sale of other assets.

Assets and liabilities of discontinued operations related to the sale of the Company’s Goldfish business were as follows (dollars in thousands):

	May 31, 2008	November 30, 2007
Assets:
Cash and cash equivalents	$183,381	$701,628
Loan receivables and other assets	29,916	3,224,775

Total assets	213,297	3,926,403

Liabilities:
Borrowings	—	2,925,426
Other liabilities(1)	540	173,044

Total liabilities	540	3,098,470

Net assets	$212,757	$827,933

(1)	Included in this amount at May 31, 2008 is the fair value of outstanding foreign currency exchange contracts with an aggregate notional value of £100.0 million, entered into during the second quarter of 2008 to economically hedge substantially all of the remaining non-dollar denominated net assets of the Goldfish business. Subsequent to May 31, 2008 a substantial portion of these contracts was settled.

The following table provides summary financial information for discontinued operations related to the sale of the Company’s Goldfish business (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
Revenues(1)	$29,791	$74,785	$128,355	$146,060

Income (loss) from discontinued operations	$21,282	$(63,061)	$44,912	$(103,309)
Gain (loss) on the sale of discontinued operations(2)	14,800	—	(220,830)	—

Pretax income (loss) from discontinued operations	36,082	(63,061)	(175,918)	(103,309)
Income tax expense (benefit)(2)	3,477	(22,047)	(50,908)	(36,109)

Income (loss) from discontinued operations, net of tax	$32,605	$(41,014)	$(125,010)	$(67,200)

(1)	Revenues are the sum of net interest income and other income.
(2)	Gain (loss) on the sale of discontinued operations for the three and six months ended May 31, 2008 includes a $27.1 million realization of cumulative foreign currency translation adjustments which were previously recorded net of tax. As a result, there is no tax impact in the current periods related to the realization of cumulative foreign currency translation adjustments.

3.	Loan Receivables

Loan receivables consist of the following (dollars in thousands):

	May 31, 2008	November 30, 2007
Loans held for sale	$714,632	$—
Loan portfolio:
Credit card	18,683,242	20,345,787
Commercial loans	387,540	234,136

Total credit card, including consumer and commercial	19,070,782	20,579,923
Other consumer loans	716,649	251,194

Total loan portfolio	19,787,431	20,831,117

Total loan receivables	20,502,063	20,831,117
Allowance for loan losses	(846,775)	(759,925)

Net loan receivables	$19,655,288	$20,071,192

Net proceeds from loan sales are as follows (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
Net proceeds from credit card securitizations	$1,846,152	$3,718,075	$4,394,802	$5,294,240
Net proceeds from mortgage and installment loan sales	—	28,780	—	54,329

Total net proceeds from loan sales	$1,846,152	$3,746,855	$4,394,802	$5,348,569

Activity in the allowance for loan losses is as follows (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
Balance at beginning of period	$860,378	$663,172	$759,925	$703,917
Additions:
Provision for loan losses	210,969	144,676	516,601	291,874
Deductions:
Charge-offs	(269,013)	(204,384)	(514,641)	(433,509)
Recoveries	44,441	41,237	84,890	82,419

Net charge-offs	(224,572)	(163,147)	(429,751)	(351,090)

Balance at end of period	$846,775	$644,701	$846,775	$644,701

Information regarding net charge-offs of interest and fee revenues on credit card loans is as follows (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
Interest accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$62,153	$43,449	$119,126	$90,140
Loan fees accrued subsequently charged off, net of recoveries (recorded as a reduction to loan fee income)	$26,916	$20,061	$50,985	$41,614

Information regarding loan receivables that are over 90 days delinquent and accruing interest and loan receivables that are not accruing interest is as follows (dollars in thousands):

	May 31, 2008	November 30, 2007
Loans over 90 days delinquent and accruing interest	$322,479	$271,227
Loans not accruing interest	$114,442	$102,286

4.	Investment Securities

	May 31, 2008	November 30, 2007
U.S. Treasury and other U.S. government agency obligations	$17,514	$23,160
State and political subdivisions of states	60,572	61,091
Certificated retained interests in DCENT	881,112	310,861
Asset-backed commercial paper notes	77,408	108,681
Other securities	18,549	21,646

Total investment securities	$1,055,155	$525,439

During the six months ended May 31, 2008, the Company exchanged $585 million of its seller’s interest in the Discover Card Master Trust I for the issuance of certificated Class B and Class C notes issued by the Discover Card Execution Note Trust (“DCENT”), which the Company now holds as other retained beneficial interests. The seller’s interest was included in loan receivables, which was reduced as a result of this transaction. These certificated notes are classified as investment securities available-for-sale on the Company’s statement of financial condition.

At May 31, 2008, the Company had $77.4 million of asset-backed commercial paper notes of Golden Key U.S. LLC, for which the Company recorded a $31.3 million other-than-temporary impairment during the three and six months ended May 31, 2008. These notes are no longer traded, and as such, fair value of the notes is determined utilizing a valuation analysis, reflecting an estimate of the market value of the assets held by the issuer. The Company expects that these notes may be restructured later in 2008, which, depending on the terms, may result in further impairment of the Company’s investment.

5.	Deposits

The Company’s deposits consist of brokered and direct certificates of deposits, money market deposit accounts, and, to a lesser degree, deposits payable upon demand.

A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	May 31, 2008	November 30, 2007
Certificates of deposit in amounts less than $100,000	$19,441,068	$19,385,024
Certificates of deposit in amounts of $100,000 or greater	917,155	775,717
Savings deposits, including money market deposit accounts	4,357,881	4,482,776

Total interest-bearing deposits	$24,716,104	$24,643,517

Average annual interest rate	4.85%	5.18%

Certificates of deposit had the following maturities at May 31, 2008 (dollars in thousands):

Year	Amount
2008	$5,893,405
2009	$5,831,219
2010	$3,644,590
2011	$1,424,221
2012	$1,937,219
Thereafter(1)	$1,627,569

(1)	Includes certificates of deposits which may be called by the Company prior to their contractual maturity at specific intervals of time.

6.	Long-Term Borrowings

Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the outstanding amounts and general terms of the Company’s long-term borrowings (dollars in thousands):

	May 31, 2008		November 30, 2007		Maturity
Funding source	Outstanding	Interest Rate	Outstanding	Interest Rate
Bank notes	$249,917	2.87%	$249,856	5.03%	February 2009
Secured borrowings	836,420	3.15%	1,080,063	5.67%	various (final maturity December 2010)
Unsecured borrowings:
Floating rate senior notes	400,000	3.43%	400,000	6.23%	June 2010
Fixed rate senior notes	399,263	6.45%	399,222	6.45%	June 2017

Total unsecured borrowings	799,263		799,222
Capital lease obligations	4,309	6.26%	4,952	6.26%	various

Total long-term borrowings	$1,889,909		$2,134,093

The Company negotiated a 59-month $2.5 billion unsecured credit agreement that became effective July 2, 2007. The credit agreement provides for a revolving credit commitment of up to $2.5 billion (of which the parent may borrow up to 30% and Discover Bank may borrow up to 100% of the revolving credit commitment). The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate, LIBOR, EURIBOR or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitments may be terminated upon an event of default. As of May 31, 2008, the Company had no outstanding balances due under the facility.

7.	Employee Benefit Plans

The Company sponsors defined benefit pension and other postretirement plans for its eligible U.S. employees. Net periodic benefit cost expensed by the Company included the following components (dollars in thousands):

	Pension
	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
Service cost, benefits earned during the period	$4,206	$4,825	$8,412	$9,650
Interest cost on projected benefit obligation	4,998	4,951	9,996	9,902
Expected return on plan assets	(6,009)	(5,474)	(12,018)	(10,948)
Net amortization	(560)	515	(1,120)	1,030

Net periodic benefit cost	$2,635	$4,817	$5,270	$9,634

	Postretirement
	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
Service cost, benefits earned during the period	$269	$274	$538	$548
Interest cost on projected benefit obligation	361	328	722	656
Net amortization	(116)	(138)	(232)	(276)

Net periodic benefit cost	$514	$464	$1,028	$928

8.	Income Taxes

Income tax expense from continuing operations consisted of the following (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
Current:
U.S. federal	$161,997	$140,497	$289,697	$267,399
U.S. state and local	19,622	11,689	41,374	22,832
International	9	1	4	3

Total	181,628	152,187	331,075	290,234
Deferred:
U.S. federal	(51,661)	(6,372)	(49,414)	7,179
U.S. state and local	(5,597)	(485)	(5,190)	(192)

Total	(57,258)	(6,857)	(54,604)	6,987

Income tax expense	$124,370	$145,330	$276,471	$297,221

The following table reconciles the Company’s effective tax rate from continuing operations to the U.S. federal statutory income tax rate:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.1	1.8	3.1	1.8
Other	0.1	(0.1)	0.5	—

Effective income tax rate	38.2%	36.7%	38.6%	36.8%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on December 1, 2007. As a result of adoption, the Company recorded an $8.7 million reduction to the December 1, 2007 balance of retained earnings.

The total amount of unrecognized tax benefits at the date of adoption on December 1, 2007, was $242.8 million, of which $51.8 million of unrecognized tax benefits would favorably affect the effective tax rate if recognized.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense, consistent with its policy prior to the adoption of FIN 48. The accrued balance of interest and penalties related to unrecognized tax benefits at December 1, 2007, was $41.0 million.

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

9.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. On June 30, 2007, the Distribution by Morgan Stanley was completed to the Morgan Stanley stockholders of one share of DFS common stock for every two shares of Morgan Stanley common stock held on June 18, 2007. As a result, on July 2, 2007, the Company had 477,235,927 shares of common stock outstanding and this share amount is being utilized for the calculation of basic and diluted EPS for the three and six months ended May 31, 2007. The same number of shares is being used for diluted EPS as for basic EPS as no common stock of DFS was traded prior to July 2, 2007, and no DFS equity awards were outstanding for the prior periods.

The following table presents the calculation of basic and diluted EPS (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$201,543	$250,256	$440,372	$510,074
Income (loss) from discontinued operations, net of tax	32,605	(41,014)	(125,010)	(67,200)

Net income	$234,148	$209,242	$315,362	$442,874

Denominator:
Weighted average common shares outstanding	479,270	477,236	478,896	477,236
Effect of dilutive stock options and restricted stock units	4,483	—	3,839	—

Weighted average common shares outstanding and common stock equivalents	483,753	477,236	482,735	477,236

Basic earnings per share:
Income from continuing operations	$0.42	$0.52	$0.92	$1.06
Income (loss) from discontinued operations, net of tax	0.07	(0.08)	(0.26)	(0.13)

Net income	$0.49	$0.44	$0.66	$0.93

Diluted earnings per share:
Income from continuing operations	$0.42	$0.52	$0.92	$1.06
Income (loss) from discontinued operations, net of tax	0.06	(0.08)	(0.27)	(0.13)

Net income	$0.48	$0.44	$0.65	$0.93

The following securities were considered anti-dilutive and therefore were excluded from the computation of diluted EPS (shares in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
Number of anti-dilutive securities (stock options and restricted stock units)	4,336	—	4,464	—

10.	Commitments, Contingencies and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2018. At May 31, 2008, future minimum payments on leases with remaining terms in excess of one year, consist of the following (dollars in thousands):

	May 31, 2008
	Capitalized Leases	Operating Leases
2008	$790	$2,932
2009	1,579	6,162
2010	1,579	4,459
2011	790	2,983
2012	—	2,900
Thereafter	—	17,067

Total minimum lease payments	4,738	$36,503

Less: amount representing interest	429

Present value of net minimum lease payments	$4,309

Unused commitments to extend credit. At May 31, 2008, the Company had unused commitments to extend credit for consumer and commercial loans of approximately $215 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

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

Discontinued Operations. Under the sale and purchase agreement to sell the Company’s Goldfish business, the Company indemnified the purchasers of the Goldfish business, including Barclays Bank PLC, against certain liabilities and losses. Such indemnities are customary in sale and purchase transactions and are contingent upon the purchasers incurring liabilities or losses that are not otherwise recoverable from third parties. Indemnification obligations of the Company include those related to the enforceability and transferability of the Goldfish credit card receivables. The maximum potential payments by the Company under the enforceability and transferability indemnification obligations is £129 million, and Barclays Bank PLC must provide notice to the Company of any such claims within 12 months of the transaction closing date, March 31, 2008. At May 31, 2008, there were no material amounts recorded in the Company’s consolidated statement of financial condition related to indemnification obligations under the agreement for the sale of the Goldfish business, and management believes that there is a low probability of any material payments under these arrangements.

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

The table below summarizes certain information regarding merchant chargeback guarantees from continuing operations:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
Losses related to merchant chargebacks (in thousands)	$1,357	$1,835	$3,253	$3,602
Aggregate transaction volume(1) (in millions)	$24,287	$22,863	$48,834	$45,704

(1)	Represents period transactions processed on Discover Network to which a potential liability exists, which, in aggregate, can differ from credit card sales volume.

As of May 31, 2008 and November 30, 2007, there were no material amounts recorded for this guarantee in the Company’s consolidated and combined statements of financial condition. The Company mitigates this risk by withholding settlement from merchants and merchant acquirers or obtaining escrow deposits from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services and certain merchant behavior.

The table below provides information regarding the settlement withholdings and escrow deposits (dollars in thousands):

	May 31, 2008	November 30, 2007
Settlement withholdings and escrow deposits	$60,890	$52,683

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

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	May 31, 2008		November 30, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$8,765,384	$8,765,384	$8,085,467	$8,085,467
Investment securities:
Available-for-sale	$958,784	$958,784	$420,837	$420,837
Held-to-maturity	$96,371	$90,555	$104,602	$100,769
Net loan receivables	$19,655,288	$19,797,618	$20,071,192	$20,215,713
Amounts due from asset securitization	$2,705,638	$2,705,638	$3,041,215	$3,041,215
Other assets:
Derivative financial instruments	$4,307	$4,307	$2,643	$2,643

Financial Liabilities
Deposits	$24,767,649	$25,033,395	$24,711,313	$24,782,822
Short-term borrowings	$—	$—	$250,000	$250,000
Long-term borrowings	$1,889,909	$1,866,633	$2,134,093	$2,091,902
Accrued expenses and other liabilities:
Derivative financial instruments	$3,210	$3,210	$19,532	$19,532

The Company estimates the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. If available, observable market prices are used for identical or comparable assets or liabilities. For instances in which observable market prices are not readily available, the Company estimates fair value using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts. The following is a summary of the techniques utilized by the Company to derive fair value estimates of its assets and liabilities.

Cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to maturities of less than three months.

Investment securities available-for-sale. Investment securities classified as available-for-sale are recorded at their fair values. Fair values of retained interests in Class B and C notes issued by DCENT are estimated utilizing information obtained from investment banks for investments with similar terms, capturing current market spreads. Fair values of other investments are based on quoted market prices utilizing public information for similar transactions or information provided through third-party advisors.

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

Short-term borrowings. Short-term borrowings have original maturities of less than one year. As a result of their short-term nature, the carrying values of short-term borrowings approximate their fair values.

Long-term borrowings. Long-term borrowings include fixed and floating rate debt. The fair values of long-term borrowings having fixed rates are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar remaining maturities or repricing terms. The carrying values of long-term borrowings having floating rates approximate their fair values due to their automatic ability to reprice with changes in the interest rate environment.

Derivative financial instruments. As part of its interest rate risk management program, the Company may enter into interest rate swap agreements with institutions that are established dealers and that maintain certain minimum credit criteria established by the Company. The values of these agreements are provided through third-party advisors and are recorded in other assets at their gross positive fair values and accrued expenses and other liabilities at their gross negative fair values.

The table that follows summarizes the interest rate swap agreements outstanding (dollars in thousands):

	Notional Amount	Weighted Average Years to Maturity	Estimated Fair Value
May 31, 2008
Interest rate swap agreements	$713,000	10.3
Gross positive fair value	—		$4,307
Gross negative fair value	—		(3,210)

Total interest rate swap agreements	$713,000	10.3	$1,097

November 30, 2007
Interest rate swap agreements	$1,000,500	10.1
Gross positive fair value			$2,643
Gross negative fair value			(10,112)

Total interest rate swap agreements	$1,000,500	10.1	$(7,469)

For the three months ended May 31, 2008 and 2007, other income included losses of $2.8 million and $13.4 million, respectively, related to the change in fair value of these contracts that did not qualify as fair value hedges. For the six months ended May 31, 2008 and 2007, other income included losses of $0.9 million and $15.9 million, respectively, related to the change in fair value of these contracts that did not qualify as fair value hedges. Interest expense includes amortization related to the fair value adjustment to interest-bearing deposits existing prior to de-designation and the basis adjustment existing on the hedged interest-bearing deposits relating to the risk being hedged. Interest expense also includes any ineffectiveness related to certain derivatives designated and qualifying as fair value hedges. For the three months ended May 31, 2008 and 2007, interest expense included $4.6 million in contra-expense and $0.9 million in expense, respectively, related to these contracts. For the six months ended May 31, 2008 and 2007, interest expense included $11.3 million in contra-expense and $2.1 million in expense, respectively, related to these contracts.

At November 30, 2007, the Company had an outstanding foreign currency exchange contract with a notional amount of £226 million entered into during 2007 to economically hedge short-term funding provided to a U.K. subsidiary of the Company with a non-dollar currency denomination, the borrowing of which is eliminated in consolidation. The fair value of the contract was a negative $9.4 million at November 30, 2007, and was included in accrued expenses and other liabilities in the consolidated statements of financial condition. The Company had no outstanding foreign currency exchange contracts at May 31, 2008 recorded in continuing operations. For information on foreign currency exchange contracts related to discontinued operations, see Note 2: Discontinued Operations.

In accordance with Statement No. 157, the following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at May 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at May 31, 2008

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 31, 2008
Assets
Investment securities—available-for-sale	$264	$881,112	$77,408	$958,784
Amounts due from asset securitization(1)	$—	$—	$1,780,128	$1,780,128
Derivative financial instruments(2)	$—	$4,307	$—	$4,307
Liabilities
Derivative financial instruments(2)	$—	$3,210	$—	$3,210

(1)	Balances represent only the portion of amounts due from asset securitization measured at fair value.
(2)	The Company does not offset the fair value of derivative contracts with a negative fair value against the fair value of contracts with a positive fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

	Balance at February 29, 2008	Total Realized and Unrealized Gains (Losses) Included in Income		Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at May 31, 2008
Assets
Amounts due from asset securitization(1)	$1,952,901	$(43,825)	(2)	$(128,948)	$—	$1,780,128
Investment securities—available-for-sale	$—	$(31,273)	(3)	$—	$108,681	$77,408

(1)	Balances represent only the portion of amounts due from asset securitization measured at fair value.
(2)	This unrealized loss is recorded in securitization income in the consolidated statement of income.
(3)	This unrealized loss is recorded in loss from investments in the consolidated statement of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

	Balance at November 30, 2007	Total Realized and Unrealized Gains (Losses) Included in Income		Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at May 31, 2008
Assets
Amounts due from asset securitization(1)	$2,029,220	$31,172	(2)	$(280,264)	$—	$1,780,128
Investment securities—available-for-sale	$—	$(31,273	)(3)	$—	$108,681	$77,408

(1)	Balances represent only the portion of amounts due from asset securitization measured at fair value.
(2)	This unrealized gain is recorded in securitization income in the consolidated statement of income.
(3)	This unrealized loss is recorded in the loss from investments in the consolidated statement of income.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

At May 31, 2008, the Company also had assets that under certain conditions would be subject to measurement at fair value on a non-recurring basis, which consisted of those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired; however, no impairment losses have occurred relative to any of these assets since they were initially recorded at acquisition. When and if recognition of these assets at their fair value is necessary, such measurements would be determined utilizing Level 3 inputs. For information on assets subject to measurement at fair value on a non-recurring basis relating to the Company’s Goldfish business, see Note 2: Discontinued Operations.

As of May 31, 2008, the Company has not made any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.

12.	Segment Disclosures

The Company’s business activities are managed in two segments: U.S. Card and Third-Party Payments.

•

U.S. Card. The U.S. Card segment includes Discover Card-branded credit cards issued to individuals and small businesses over Discover’s signature card network and other consumer products and services business, including prepaid and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary.

•	Third-Party Payments. The Third-Party Payments segment includes PULSE Network, an automated teller machine, debit and electronic funds transfer network, and the third-party payments business.

On February 7, 2008, the Company entered into an agreement to sell its Goldfish business, which represented substantially all of the Company’s International Card segment, to Barclays Bank PLC. Therefore, segment disclosures do not include the International Card segment as the U.K. credit card business is now accounted for as discontinued operations. The Company completed the sale of the Goldfish business to Barclays Bank PLC on March 31, 2008. See Note 2: Discontinued Operations for further discussion.

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

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis				GAAP Basis
For the Three Months Ended	U.S. Card	Third- Party Payments	Total	Securitization Adjustment(1)	Total
May 31, 2008
Interest income	$1,572,164	$533	$1,572,697	$(960,634)	$612,063
Interest expense	550,629	—	550,629	(237,381)	313,248

Net interest income	1,021,535	533	1,022,068	(723,253)	298,815
Provision for loan losses	581,537	—	581,537	(370,568)	210,969
Other income	455,074	37,133	492,207	352,685	844,892
Other expense	585,949	20,876	606,825	—	606,825

Income from continuing operations before income tax expense	$309,123	$16,790	$325,913	$—	$325,913

May 31, 2007
Interest income	$1,601,324	$558	$1,601,882	$(964,226)	$637,656
Interest expense	693,837	4	693,841	(390,419)	303,422

Net interest income	907,487	554	908,041	(573,807)	334,234
Provision for loan losses	444,249	—	444,249	(299,573)	144,676
Other income	526,304	29,248	555,552	274,234	829,786
Other expense	601,966	21,792	623,758	—	623,758

Income from continuing operations before income tax expense	$387,576	$8,010	$395,586	$—	$395,586

For the Six Months Ended
May 31, 2008
Interest income	$3,224,151	$1,161	$3,225,312	$(1,950,447)	$1,274,865
Interest expense	1,219,580	2	1,219,582	(566,893)	652,689

Net interest income	2,004,571	1,159	2,005,730	(1,383,554)	622,176
Provision for loan losses	1,208,605	—	1,208,605	(692,004)	516,601
Other income	1,057,485	71,401	1,128,886	691,550	1,820,436
Other expense	1,168,925	40,243	1,209,168	—	1,209,168

Income from continuing operations before income tax expense	$684,526	$32,317	$716,843	$—	$716,843

May 31, 2007
Interest income	$3,083,316	$1,132	$3,084,448	$(1,834,586)	$1,249,862
Interest expense	1,287,447	19	1,287,466	(732,237)	555,229

Net interest income	1,795,869	1,113	1,796,982	(1,102,349)	694,633
Provision for loan losses	850,325	—	850,325	(558,451)	291,874
Other income	1,016,307	59,930	1,076,237	543,898	1,620,135
Other expense	1,174,486	41,113	1,215,599	—	1,215,599

Income from continuing operations before income tax expense	$787,365	$19,930	$807,295	$—	$807,295

(1)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.

13.	Related Party Transactions

Related Party Transactions with Morgan Stanley

Effective upon the Distribution on June 30, 2007, Morgan Stanley ceased to be a related party to the Company. Prior to the Distribution, Morgan Stanley provided a variety of products and services to the Company or on the Company’s behalf and the Company provided certain products and services to Morgan Stanley. Subsequent to the Distribution, certain arrangements with Morgan Stanley have continued in accordance with the Transition Services Agreement and other agreements by and between Morgan Stanley and the Company (see the Company’s annual report on Form 10-K for the year ended November 30, 2007). Transactions with Morgan Stanley subsequent to the Distribution are not isolated from those conducted with other unrelated third parties and are thus not included in the information provided below.

Information provided below includes the amounts of transactions with Morgan Stanley for the three and six months ended May 31, 2007. Amounts due from or to Morgan Stanley are not provided for November 30, 2007 or May 31, 2008, as Morgan Stanley was not a related party at either date.

In 2006, the Company began purchasing Federal Funds from Morgan Stanley Bank. There was no interest expense on Federal Funds purchased from Morgan Stanley Bank for the three months ended May 31, 2007. For the six months ended May 31, 2007, interest expense on Federal Funds purchased from Morgan Stanley Bank was $29.5 million.

In 2006, the Company began participating in the Morgan Stanley Global Wealth Management Bank Deposit Program launched by Morgan Stanley DW Inc. (“MSDW”). Under the program, MSDW swept excess client cash into interest-bearing deposit accounts at FDIC-insured banks participating in the program. For the three and six months ended May 31, 2007, the Company paid servicing and administrative fees of $10.5 million and $17.9 million, respectively, to MSDW.

The Company paid brokerage commissions to Morgan Stanley for the sales of certificates of deposit. These commissions totaled $21.0 million and $34.0 for the three and six months ended May 31, 2007, respectively, and are amortized to interest expense over the lives of the related certificates of deposit. For the three and six months ended May 31, 2007, amortization of the prepaid commissions was $7.4 million and $13.9 million, respectively.

For the three and six months ended May 31, 2007, the Company paid underwriting fees on credit card securitizations to Morgan Stanley of $4.2 million and $6.3 million, respectively. Amortization of such underwriting fees was $2.5 million and $4.9 million for the three and six months ended May 31, 2007, respectively.

For the three and six months ended May 31, 2007, the Company sold $17.8 million and $34.1 million, respectively, of mortgage loans to Morgan Stanley Credit Corporation (“MSCC”). The gains recognized on these sales for the three and six months ended May 31, 2007, were $1.4 million and $1.8 million, respectively.

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

The Company had short-term and long-term debt obligations to Morgan Stanley prior to the Distribution which had all been repaid as of November 30, 2007. Interest expense on short-term obligations to Morgan Stanley was $40.7 million and $110.7 million for the three and six months ended May 31, 2007, respectively. Interest expense on long-term obligations to Morgan Stanley was $14.5 million and $31.1 million for the three and six months ended May 31, 2007, respectively.

MSCC provided transaction processing and other support services related to consumer loan products offered by the Company. The cost of providing these services was $1.5 million and $2.5 million for the three and six months ended May 31, 2007, respectively.

For the three and six months ended May 31, 2007, the Company received $1.3 million and $2.6 million, respectively, in sublease rental income for subleasing office space to Morgan Stanley in Riverwoods, Illinois; New Albany, Ohio; and West Valley City, Utah.

For the three and six months ended May 31, 2007, the Company recorded $1.3 million and $2.5 million, respectively, in rent expense for subleasing office space from Morgan Stanley in London, England and Glasgow, Scotland.

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

The table below summarizes intercompany expense allocations by functional area(1) (dollars in thousands):

	For the Three Months Ended	For the Six Months Ended
	May 31, 2007	May 31, 2007
Company IT	$1,158	$2,608
Company Management(2)	5,825	11,273
Finance	6,431	11,815
Legal and Compliance	3,571	5,996
Strategy, Administration and other	5,689	11,775

Total Morgan Stanley allocations	$22,674	$43,467

(1)	Allocations based on percentage of total expenses of each functional area versus line item specific allocations. Majority of allocations relates to compensation expense.
(2)	Represents allocations of Morgan Stanley senior management costs.

The Company paid dividends to Morgan Stanley during the six months ended May 31, 2007 of $500.0 million.

While a subsidiary of Morgan Stanley, the Company received an allocation of capital from Morgan Stanley to maintain a level of capital that management believed was appropriate to support the International Card segment. For the six months ended May 31, 2007, capital allocated to the Company from Morgan Stanley was $62.3 million. These amounts are reflected as non-cash contributions from Morgan Stanley in the supplemental disclosures of cash flow information in the consolidated and combined statements of cash flows.

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

14.	Subsequent Events

On June 26, 2008, the Company announced a cash dividend of $0.06 per share. The cash dividend is payable on July 22, 2008 to stockholders of record at the close of business on July 1, 2008.

On July 1, 2008, the Company announced its purchase of all of the issued and outstanding shares of Diners Club International for $165 million in cash from Citibank, N.A. The Company acquired the Diners Club International network, brand, trademarks, employees, and license agreements with 44 network participants that issue Diners Club cards and that maintain an acceptance network consisting of merchant and cash access locations in 185 countries worldwide. Diners Club licensees are not included in this acquisition. Under the terms of the purchase, Citibank has agreed to remain a significant long-term international issuer on the Diners Club network. Discover will not issue cards or extend consumer credit in international markets as a result of the transaction. Diners Club International will be included in the Company’s Third-Party Payments segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements and related notes included elsewhere in this quarterly report. This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of Discover Financial Services’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. These forward-looking statements speak only as of the date of this quarterly report, and there is no undertaking to update or revise them as more information becomes available. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the actions and initiatives of current and potential competitors; our ability to manage credit risks and securitize our receivables at acceptable rates and under sale accounting treatment; changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; the availability and cost of funding and capital; access to U.S. debt and deposit markets; losses in our investment portfolio; the ability to increase or sustain Discover Card usage or attract new cardmembers and introduce new products or services; our ability to attract new merchants and maintain relationships with current merchants; our ability to successfully integrate the Diners Club International network and maintain relationships with network participants; material security breaches of key systems; unforeseen and catastrophic events; our reputation; the potential effects of technological changes; the effect of political, economic and market conditions and geopolitical events; unanticipated developments relating to lawsuits, investigations or similar matters; the impact of current, pending and future legislation, regulation and regulatory and legal actions, including the Federal Reserve Board’s proposed amendments limiting certain credit card practices; our ability to attract and retain employees; the ability to protect our intellectual property; the impact of our separation from Morgan Stanley; the impact of any potential future acquisitions; investor sentiment; and the restrictions on our operations resulting from indebtedness incurred during our separation from Morgan Stanley. Additional factors that could cause Discover Financial Services’ results to differ materially from those described below can be found under “Part II. Other Information — 1A. Risk Factors” in this quarterly report and in our annual report on Form 10-K for the year ended November 30, 2007 filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).

Introduction and Overview

We are a leading credit card issuer and electronic payment services company with one of the most recognized brands in U.S. financial services. We offer credit and prepaid cards and other financial products and services to qualified customers and provide payment processing and related services to merchants and financial institutions. Our year ends on November 30 of each year.

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

We continue to make progress on our strategy to partner with third-party acquirers to increase acceptance of Discover Network cards among small and mid-size merchants in the United States. We are also pursuing a strategy to increase acceptance worldwide. On July 1, 2008, we announced our purchase of Diners Club International. Over the next two to three years, we expect to integrate the Diners Club International network with the Discover Network to allow Discover Network cardholders to use their cards at merchants that accept Diners Club cards around the world, and Diners Club cardholders to use their cards on the Discover Network in North America. Diners Club International is part of our Third-Party Payments segment.

Our business activities have been funded primarily through the process of asset securitization, the raising of consumer deposits, and prior to our spin-off from Morgan Stanley, intercompany lending from Morgan Stanley which has been replaced with asset-backed financing and both secured and unsecured debt. In a credit card securitization, loan receivables are first transferred to securitization trusts, from which beneficial interests are issued to investors. We continue to own and service the accounts that generate the securitized loans. The trusts utilized by us to facilitate asset securitization transactions are not our subsidiaries. These trusts are excluded from our consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Because our securitization activities qualify as sales under GAAP and accordingly are not treated as secured financing transactions, we remove credit card loan receivables equal to the amount of the investor interests in securitized loans from the consolidated statements of financial condition. As a result, asset securitizations have a significant effect on our consolidated and combined financial statements in that the portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer recorded in our consolidated and combined statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions.

Our senior management evaluates business performance and allocates resources using financial data that is presented on a managed basis. Managed loans consist of our on-balance sheet loan portfolio, loans held for sale and loan receivables that have been securitized and against which beneficial interests have been issued. Owned loans, a subset of managed loans, refer to our on-balance sheet loan portfolio and loans held for sale and include the undivided seller’s interest we retain in our securitizations. A managed basis presentation, which is a non-GAAP presentation, involves reporting securitized loans with our owned loans in the managed basis statements of financial condition and reporting the earnings on securitized loans in the same manner as the owned loans instead of as securitization income. The managed basis presentation generally reverses the effects of securitization transactions; however, there are certain assets that arise from securitization transactions that are not reversed. Specifically, these assets are the cash collateral accounts that provide credit enhancement to the investors in the transactions and cardmember payments allocated to the securitized loans, both of which are held at the trusts. These assets also include the interest-only strip receivable, reflecting the estimated fair value of the excess cash flows allocated to securitized loans and retained certificated beneficial interests. Income derived from these assets representing interest earned on accounts at the trusts, changes in the fair value of the interest-only strip receivable and interest income on investment securities also are not reversed in a managed presentation. See “— Qualifying Special Purpose Entities” below for more information.

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

In the three months ended May 31, 2008, we reported after tax income from discontinued operations of $32.6 million largely as a result of the realization of cumulative foreign currency translation adjustments and income from the U.K. operations, including gains from the sale of other assets, partially offset by transaction and indemnification costs. For the six months ended May 31, 2008, we recorded an after tax loss of $125.0 million from the U.K. operations largely due to a loss of $152.0 million on the sale of the business partially offset by income from the U.K. operations of $27.0 million, including gains from the sale of other assets. Additionally, as of the first quarter of 2008, assets and liabilities of the U.K. operations have been reclassified to discontinued operations and historical periods have been restated for comparability.

•

During the three and six months ended May 31, 2008, the Federal Reserve decreased the Federal Funds target rate by 100 and 250 basis points, respectively, to 2.00%. This led to a similar 100 and 250 basis point decrease in the prime rate for the three and six months ended May 31, 2008, respectively, as compared to a constant Federal Funds target rate of 5.25% throughout the three and six months ended May 31, 2007. Certain of our interest-earning assets and interest-bearing liabilities have floating rates which move closely with these short-term market indices. As a result, the interest yield on variable rate interest-earning assets and the cost of floating rate interest-bearing liabilities decreased during the current period. In addition, the yield on interest-earning assets was impacted by a higher mix of lower yielding assets, as compared to the three and six months ended May 31, 2007, related to the maintenance of our $8.4 billion liquidity reserve. To mitigate margin compression, we reduced low-rate balance transfer volume and implemented higher promotional pricing on new balance transfers, reflecting a shift toward tighter marketing and credit criteria.

•

During the first half of 2008, the U.S. economic environment deteriorated, the credit environment worsened and the economy suffered the negative impacts of downturns in the U.S. housing markets and mortgage industry. As a result, we experienced rising charge-offs and delinquencies during the six months ended May 31, 2008, as compared to the six months ended May 31, 2007, we increased our loan loss reserve rate to 4.28% and for the three months ended May 31, 2008, we recorded a $44.5 million unfavorable net revaluation of our retained interest in securitizations. The unfavorable net revaluation of our retained interest in securitization included a decline in the value of our cash collateral accounts as a result of higher long-term interest rate projections.

•

In the three months ended May 31, 2008, we concluded there had been an other-than-temporary impairment in our investment in the asset-backed commercial paper notes of Golden Key U.S. LLC, which invested in mortgage-backed securities. This impairment resulted in a $31.3 million write-down of the notes to $77.4 million. We expect this investment may be restructured by the issuer later in 2008 which could result in further impairment.

Qualifying Special Purpose Entities

The Financial Accounting Standards Board (“FASB”) has projects underway to amend and clarify Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended (“Statement No. 140”) and FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). As part of these projects, in April 2008, FASB members proposed the elimination of the concept of a qualifying special purpose entity (“QSPE”) which is defined in Statement No. 140. QSPEs are currently exempt from the consolidation provisions of FIN 46R and as a result, amendments to that standard are being considered as well. Revised guidance has not been finalized for either standard. The FASB will issue its proposed amendments for public comment and, based upon public comments received and other considerations, may revise the amendments before issuing final guidance. The proposed changes may make it more difficult for us to maintain or establish sale accounting treatment in connection with transfers of financial assets in securitization transactions and could result in consolidation of the securitization entities by us. This would have a significant impact on our consolidated financial statements. For example, the impact of the potential consolidation, if applied as of May 31, 2008, may require us to add approximately $26 billion of securitized receivables to our assets, add the related debt issued to third-party investors to our liabilities, and reclassify amounts due from securitization. The effective dates of amended standards have not yet been determined but could be as early as December 2008. For more information, see “Future guidance from the Financial Accounting Standards Board may impact the accounting treatment of the securitization of our credit card receivables, which could materially adversely affect our financial condition, reserve requirements, capital requirements, liquidity, cost of funds and operations” under “Part II. Other Information—Item 1A. Risk Factors” in this quarterly report.

Federal Reserve Board Proposed Amendments

The Federal Reserve Board has proposed amendments to regulations that would place limitations on certain credit card practices, including, but not limited to, restrictions on applying rate increases to existing balances, payment allocation and default pricing. The Federal Reserve Board has indicated it hopes to publish final rules by the end of the year. For more information, see “The Federal Reserve Board’s proposed amendments to regulations, if adopted as proposed, would have a material adverse effect on our results of operations” under “Part II. Other Information—Item 1A. Risk Factors” in this quarterly report.

The remaining discussion provides a summary of the results of operations for the three and six months ended May 31, 2008 and 2007, as well as the financial condition at May 31, 2008 and November 30, 2007. All information and comparisons are based on continuing operations.

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

U.S. Card. The U.S. Card segment includes Discover Card-branded credit cards issued to individuals and small businesses over Discover’s signature card network and other consumer products and services business, including prepaid and other consumer lending and deposit products offered through our Discover Bank subsidiary.

Third-Party Payments. The Third-Party Payments segment includes PULSE Network (“PULSE”), an automated teller machine, debit and electronic funds transfer network, and our third-party payments business.

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis			Securitization Adjustment(1)	GAAP Basis
For the Three Months Ended	U.S. Card	Third- Party Payments	Total		Total
May 31, 2008
Interest income	$1,572,164	$533	$1,572,697	$(960,634)	$612,063
Interest expense	550,629	—	550,629	(237,381)	313,248

Net interest income	1,021,535	533	1,022,068	(723,253)	298,815
Provision for loan losses	581,537	—	581,537	(370,568)	210,969
Other income	455,074	37,133	492,207	352,685	844,892
Other expense	585,949	20,876	606,825	—	606,825

Income from continuing operations before income tax expense	$309,123	$16,790	$325,913	$—	$325,913

May 31, 2007
Interest income	$1,601,324	$558	$1,601,882	$(964,226)	$637,656
Interest expense	693,837	4	693,841	(390,419)	303,422

Net interest income	907,487	554	908,041	(573,807)	334,234
Provision for loan losses	444,249	—	444,249	(299,573)	144,676
Other income	526,304	29,248	555,552	274,234	829,786
Other expense	601,966	21,792	623,758	—	623,758

Income from continuing operations before income tax expense	$387,576	$8,010	$395,586	$—	$395,586

For the Six Months Ended
May 31, 2008
Interest income	$3,224,151	$1,161	$3,225,312	$(1,950,447)	$1,274,865
Interest expense	1,219,580	2	1,219,582	(566,893)	652,689

Net interest income	2,004,571	1,159	2,005,730	(1,383,554)	622,176
Provision for loan losses	1,208,605	—	1,208,605	(692,004)	516,601
Other income	1,057,485	71,401	1,128,886	691,550	1,820,436
Other expense	1,168,925	40,243	1,209,168	—	1,209,168

Income from continuing operations before income tax expense	$684,526	$32,317	$716,843	$—	$716,843

May 31, 2007
Interest income	$3,083,316	$1,132	$3,084,448	$(1,834,586)	$1,249,862
Interest expense	1,287,447	19	1,287,466	(732,237)	555,229

Net interest income	1,795,869	1,113	1,796,982	(1,102,349)	694,633
Provision for loan losses	850,325	—	850,325	(558,451)	291,874
Other income	1,016,307	59,930	1,076,237	543,898	1,620,135
Other expense	1,174,486	41,113	1,215,599	—	1,215,599

Income from continuing operations before income tax expense	$787,365	$19,930	$807,295	$—	$807,295

(1)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.

The segment discussions that follow for the three and six months ended May 31, 2008 and 2007 are on a managed basis.

U.S. Card

The U.S. Card segment reported pretax income of $309.1 million for the three months ended May 31, 2008, down 20%, as compared to May 31, 2007. The decrease in pretax income was driven by higher provision for loan losses and lower other income, which was partially offset by an increase in net interest income. Provision for loan losses increased $137.3 million, or 31%, as a result of higher net charge-offs, which reflects current economic conditions and recent delinquency trends. Other income decreased $71.2 million, or 14%, due to a $44.5 million unfavorable net revaluation of our retained interest in securitizations as compared to a $36.4 million favorable net revaluation in the second quarter of 2007, and a $31.3 million write-down of our investment in asset-backed commercial paper notes in Golden Key U.S. LLC, partially offset by higher discount and interchange revenue due to growth in sales volume and lower rewards costs related to revised forfeiture assumptions. Net interest income increased $114.0 million, or 13%, reflecting widening net interest margins benefiting from lower cost of funds and a reduction in, and higher rates on, promotional balances.

The U.S. Card segment reported pretax income of $684.5 million for the six months ended May 31, 2008, down 13%, as compared to May 31, 2007. The decrease in pretax income was driven by higher provision for loan losses, which was partially offset by increased net interest income. Provision for loan losses increased $358.3 million, or 42%, as a result of higher charge-offs and a higher allowance for loan losses. The allowance for loan losses increased due to loan growth and an increase in the loan loss reserve rate, which is reflective of the current credit environment and recent delinquency trends. Net interest income increased $208.7 million, or 12%, as interest income benefited from higher average loan receivables as well as an increase in the level of interest-earning assets related to the liquidity reserve, partially offset by an increase in borrowings to support the asset growth.

For the three months ended May 31, 2008, managed loans grew 2%, to $47.8 billion. This increase in loans is attributable to an increase in installment loans and an increase in sales volume of $22.5 billion, up 2% over last year. The weakening economic environment adversely impacted cardmember delinquencies and charge-offs. The managed over 30 day delinquency rate for the segment, including non-credit card loans, was 3.81%, 84 basis points higher than last year, and the managed credit card over 30 day delinquency rate was 3.85%, up 88 basis points from last year. For the three months ended May 31, 2008, the managed segment and credit card charge-off rates were 4.99% and 5.05%, up 102 and 108 basis points from the three months ended May 31, 2007, respectively. For the six months ended May 31, 2008, the managed segment and credit card charge-off rates were 4.66% and 4.70%, up 75 and 78 basis points from the comparable prior year period, respectively.

Third-Party Payments

The Third-Party Payments segment reported pretax income of $16.8 million for the three months ended May 31, 2008, more than double the pretax income of $8.0 million reported for the three months ended May 31, 2007. The increase in pretax income was driven by increased revenues from transaction growth and an increase in fee revenue along with a decline in transaction processing and consulting costs. Third-Party Payment debit and credit volume was $29.4 billion, up 33% compared to last year, reflecting the impact of new issuer signings in 2007 as well as increased volumes from existing issuers.

The Third-Party Payments segment reported pretax income of $32.3 million for the six months ended May 31, 2008, up 62%, as compared to May 31, 2007. The increase in pretax income was driven by increased revenues from transaction growth, $3 million in revenue related to one-time contractual payment, a decline in transaction processing and consulting costs and an increase in fee revenue, partially offset by marketing and pricing incentives. Third-Party Payments debit and credit volume was $55.8 billion, up 29% compared to last year, reflecting the impact of new issuer signings in 2007 as well as increased volumes from existing issuers.

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

Beginning with “—Earnings Summary,” the discussion of GAAP results is presented on a consolidated and combined basis with any material differences between segment performance specifically identified. The table that follows provides a GAAP to managed data reconciliation of loan receivables and related statistics that are impacted by asset securitization:

Reconciliation of GAAP to Managed Data

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
	(dollars in thousands)
Loan Receivables
Total Loans
GAAP Basis	$20,502,063	$19,938,986	$20,502,063	$19,938,986
Securitization Adjustment	27,339,428	27,014,916	27,339,428	27,014,916

Managed Basis	$47,841,491	$46,953,902	$47,841,491	$46,953,902

Average Total Loans
GAAP Basis	$19,890,330	$18,673,525	$20,702,505	$20,287,228
Securitization Adjustment	27,581,747	27,622,771	27,461,315	26,340,183

Managed Basis	$47,472,077	$46,296,296	$48,163,820	$46,627,411

Interest Yield
GAAP Basis	10.40%	10.69%	10.37%	10.61%
Securitization Adjustment	13.86%	13.85%	14.21%	13.97%
Managed Basis	12.41%	12.58%	12.56%	12.50%
Net Principal Charge-off Rate
GAAP Basis	4.49%	3.47%	4.15%	3.47%
Securitization Adjustment	5.34%	4.30%	5.04%	4.25%
Managed Basis	4.99%	3.97%	4.66%	3.91%
Delinquency Rate (over 30 days)
GAAP Basis	3.54%	2.71%	3.54%	2.71%
Securitization Adjustment	4.01%	3.16%	4.01%	3.16%
Managed Basis	3.81%	2.97%	3.81%	2.97%
Delinquency Rate (over 90 days)
GAAP Basis	1.81%	1.31%	1.81%	1.31%
Securitization Adjustment	2.07%	1.54%	2.07%	1.54%
Managed Basis	1.96%	1.44%	1.96%	1.44%
Credit Card Loans
Credit Card Loans
GAAP Basis	$19,785,414	$19,849,401	$19,785,414	$19,849,401
Securitization Adjustment	27,339,428	27,014,916	27,339,428	27,014,916

Managed Basis	$47,124,842	$46,864,317	$47,124,842	$46,864,317

Average Credit Card Loans
GAAP Basis	$19,275,733	$18,581,153	$20,206,876	$20,193,248
Securitization Adjustment	27,581,747	27,622,771	27,461,315	26,340,183

Managed Basis	$46,857,480	$46,203,924	$47,668,191	$46,533,431

Interest Yield
GAAP Basis	10.40%	10.72%	10.37%	10.63%
Securitization Adjustment	13.86%	13.85%	14.21%	13.97%
Managed Basis	12.43%	12.59%	12.58%	12.52%

Net Principal Charge-off Rate
GAAP Basis	4.63%	3.48%	4.25%	3.48%
Securitization Adjustment	5.34%	4.30%	5.04%	4.25%
Managed Basis	5.05%	3.97%	4.70%	3.92%
Delinquency Rate (over 30 days)
GAAP Basis	3.63%	2.71%	3.63%	2.71%
Securitization Adjustment	4.01%	3.16%	4.01%	3.16%
Managed Basis	3.85%	2.97%	3.85%	2.97%
Delinquency Rate (over 90 days)
GAAP Basis	1.87%	1.31%	1.87%	1.31%
Securitization Adjustment	2.07%	1.54%	2.07%	1.54%
Managed Basis	1.99%	1.44%	1.99%	1.44%

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

Earnings Summary

The following table outlines changes in the consolidated and combined statements of income for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2008 vs. 2007 increase (decrease)		For the Six Months Ended May 31,		2008 vs. 2007 increase (decrease)
	2008	2007	$	%	2008	2007	$	%
Interest income	$612,063	$637,656	$(25,593)	(4%)	$1,274,865	$1,249,862	$25,003	2%
Interest expense	313,248	303,422	9,826	3%	652,689	555,229	97,460	18%

Net interest income	298,815	334,234	(35,419)	(11%)	622,176	694,633	(72,457)	(10%)
Provision for loan losses	210,969	144,676	66,293	46%	516,601	291,874	224,727	77%

Net interest income after provision for loan losses	87,846	189,558	(101,712)	(54%)	105,575	402,759	(297,184)	(74%)
Other income	844,892	829,786	15,106	2%	1,820,436	1,620,135	200,301	12%
Other expense	606,825	623,758	(16,933)	(3%)	1,209,168	1,215,599	(6,431)	(1%)

Income from continuing operations before income tax expense	325,913	395,586	(69,673)	(18%)	716,843	807,295	(90,452)	(11%)
Income tax expense	124,370	145,330	(20,960)	(14%)	276,471	297,221	(20,750)	(7%)

Income from continuing operations	$201,543	$250,256	$(48,713)	(19%)	$440,372	$510,074	$(69,702)	(14%)

Income from continuing operations for the three months ended May 31, 2008 was $201.6 million, down 19% compared to the three months ended May 31, 2007, driven by lower net interest income and higher provision for loan losses. Net interest income decreased $35.4 million due to a decrease in interest income and an increase in interest expense. The provision for loan losses increased reflecting higher net charge-offs as a result of the weakening economic environment.

Income from continuing operations for the six months ended May 31, 2008 was $440.4 million, down 14% compared to the six months ended May 31, 2007, driven by lower net interest income and higher provision for loan losses, partially offset by higher other income. Net interest income decreased $72.5 million due to an increase in interest expense, partially offset by an increase in interest income. The provision for loan losses increased reflecting higher net charge-offs and a higher allowance for loan losses as a result of the weakening economic environment. Other income increased primarily due to higher securitization income which resulted from higher excess spread on securitized loans.

Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets which we own and the interest expense incurred to finance those assets. Net interest margin states the interest income, net of interest expense, as a percentage of total interest-earning assets. Our interest-earning assets consist primarily of loan receivables, certain retained interests in securitization transactions included in amounts due from asset securitization and investment securities, and our liquidity reserve which includes Federal Funds sold and bank deposits. Investor interests in securitization transactions that have been transferred to third parties are not assets which we own, and accordingly, have been excluded from interest-earning assets. Similarly, interest income does not include the interest yield on the related loans.

Interest income is influenced by the amount of interest-earning assets we own, the most significant of which is our loan receivables. Our loan receivables can be influenced by portfolio growth strategies, cardmember spending and payment behavior, and changes in the amount of our securitized loans. Typically, new securitization transactions have the effect of decreasing loan receivables, whereas maturities of existing securitization transactions increase loan receivables. Interest income is also influenced by changes in certain amounts due from asset securitization, which are the largest component of other interest-earning assets. The levels of these assets are impacted by securitization maturities and can vary in relation to the level of securitized loans. Additionally, the liquidity reserve, which may vary based on market conditions and liquidity targets, has an impact on interest income.

Changes in the interest rate environment can influence the interest yield earned on interest rate sensitive assets, and accordingly impact interest income. Credit card loan receivables earn interest at both fixed rates as well as floating rates tied to the prime rate, the mix of which can vary over time. During the three months and six months ended May 31, 2008, average credit card loan receivables earning interest at floating rates decreased to 40% and 42%, respectively, of average loan receivables as compared to 56% and 58% during the three and six months ended May 31, 2007, respectively. The decreases in the percentage of floating rate credit card loan receivables helped to minimize the adverse impact on interest yield of the declining interest rate environment. Other interest rate sensitive assets, specifically our liquidity reserve and certain retained interests in securitization transactions, also were adversely impacted by the declining interest rate environment.

Credit performance is another factor which influences interest yield of loan receivables. Charge-offs related to finance charge balances are recorded as a reduction to interest income. Accordingly, an increase in the level of finance charge charge-offs can adversely impact interest yield and interest income.

Interest-bearing liabilities reflect our funding requirements and consist primarily of deposits and, to a lesser degree, borrowings. We incur interest expense on our interest-bearing liabilities at fixed rates as well as floating rates which are tied to various short-term market indices. Accordingly, changes in the interest rate environment, changes in the percentage of floating rate interest-bearing liabilities and the replacement of maturing debt can impact interest expense. Interest expense also includes the effects of certain interest rate swaps we enter into as part of our interest rate risk management program. During the three and six months ended May 31, 2008, floating rate average interest-bearing liabilities as a percentage of total average interest-bearing liabilities were 34% and 36%, respectively, as compared to 45% and 52% for the respective prior year comparisons. The decreasing interest rate environment favorably impacted our funding costs during the three month and six months ended May 31, 2008.

Net interest income for the three months ended May 31, 2008 decreased $35.4 million, or 11%, as compared to the three months ended May 31, 2007, due to a decrease in interest income as well as an increase in interest expense. Net interest income for the six months ended May 31, 2008 decreased $72.5 million, or 10%, as compared to the six months ended May 31, 2007, due to an increase in interest expense, partially offset by an increase in interest income.

For the three months ended May 31, 2008, interest income decreased $25.6 million, or 4%, as compared to the three months ended May 31, 2007, due to a 144 basis point decrease in the interest yield, offset in part by an increase of $4.2 billion in average interest-earning assets. The decrease in the interest yield reflected a higher mix of lower yielding assets related to a higher liquidity reserve as well as the impact of a declining interest rate environment on floating rate interest-earning assets. The interest yield was also adversely impacted, but to a lesser degree, by an increase in finance charge charge-offs related to recent higher charge-off rates on our credit card loan receivables. The increase in interest-earning assets reflected a higher liquidity reserve.

For the three months ended May 31, 2008, interest expense increased $9.8 million, or 3%, as compared to the three months ended May 31, 2007, due to a $4.1 billion higher level of funding to support the increase in interest-earning assets, offset in part by a 64 basis point decrease in the average cost of funds. The decrease in the cost of funds reflected the impact of a declining interest rate environment on floating rate interest-bearing liabilities as well as a decrease in the cost of issuing new certificates of deposits as compared to the three months ended May 31, 2007.

For the six months ended May 31, 2008, interest income increased $25.0 million, or 2%, as compared to the six months ended May 31, 2007, due to $5.7 billion higher average interest-earning assets, offset in part by a 152 basis point decrease in the interest yield. The increase in average interest-earning assets reflected a higher average liquidity reserve level as we maintain a higher liquidity reserve in response to current economic conditions. During the six months ended May 31, 2007, our average liquidity reserve level was lower as we established our initial liquidity reserve in anticipation of the spin-off. Similar to the three months ended May 31, 2008, the decrease in the interest yield reflected the impact of a declining interest rate environment.

For the six months ended May 31, 2008, interest expense increased $97.5 million, or 18%, as compared to the six months ended May 31, 2007, due to a $5.7 billion higher level of funding to support the increase in interest-earning assets, offset in part by a 39 basis point decrease in the average cost of funds. Similar to the three months ended May 31, 2008, the cost of funds was favorably impacted by a declining interest rate environment as well as a decrease in the cost of issuing new certificates of deposits as compared to the six months ended May 31, 2007.

The higher level of interest-earning assets and the lower yield resulted in a 102 basis point decline in net interest margin for the three months ended May 31, 2008, as compared to the prior year respective period. The higher level of interest-earning assets and the lower yield caused a 137 basis point decrease in net interest margin for the six months ended May 31, 2008, as compared to prior year respective period.

The following tables provide further analysis of net interest income, net interest margin and the impact of rate and volume changes (dollars in thousands):

Average Balance Sheet Analysis

	For the Three Months Ended
	May 31, 2008			May 31, 2007
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Interest-earning deposits in other banks	$5,192,545	2.62%	$34,239	$—	—	$—
Federal Funds sold	4,086,777	2.54%	26,062	5,648,347	5.32%	75,689
Commercial paper	—	—	—	15,642	5.35%	211
Investment securities	882,891	5.24%	11,626	94,247	5.45%	1,294
Loans:(1)
Credit cards	19,275,733	10.40%	503,756	18,581,153	10.72%	502,049
Other consumer loans	614,597	10.47%	16,170	92,372	4.95%	1,152

Total loans	19,890,330	10.40%	519,926	18,673,525	10.69%	503,201
Other interest-earning assets	2,566,561	3.13%	20,210	4,001,696	5.68%	57,261

Total interest-earning assets	32,619,104	7.46%	612,063	28,433,457	8.90%	637,656
Allowance for loan losses	(831,552)			(631,227)
Other assets	2,882,551			2,235,756
Assets of discontinued operations	1,300,309			3,283,844

Total assets	$35,970,412			$33,321,830

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(2)	$20,578,953	5.00%	258,808	$16,317,534	5.15%	211,824
Money market deposits	4,525,554	2.95%	33,538	4,145,122	5.33%	55,735
Other interest-bearing deposits	46,777	0.81%	95	41,252	3.56%	370

Total interest-bearing deposits	25,151,284	4.63%	292,441	20,503,908	5.18%	267,929
Borrowings:
Short-term borrowings	5,469	3.27%	45	1,790,960	5.66%	25,572
Long-term borrowings	1,908,354	4.33%	20,762	669,982	5.87%	9,921

Total borrowings	1,913,823	4.33%	20,807	2,460,942	5.72%	35,493

Total interest-bearing liabilities	27,065,107	4.60%	313,248	22,964,850	5.24%	303,422
Other liabilities and stockholders’ equity:
Liabilities of discontinued operations	919,685			2,515,251
Other liabilities and stockholders’ equity	7,985,620			7,841,729

Total other liabilities and stockholders’ equity	8,905,305			10,356,980

Total liabilities and stockholders’ equity	$35,970,412			$33,321,830

Net interest income			$298,815			$334,234

Net interest margin(3)		3.64%			4.66%
Interest rate spread(4)		2.86%			3.66%

	For the Six Months Ended
	May 31, 2008			May 31, 2007
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Interest-earning deposits in other banks	$3,715,761	3.05%	$56,676	$—	—	$—
Federal Funds sold	4,169,247	3.23%	67,341	3,044,790	5.32%	80,710
Commercial paper	3,326	4.63%	77	15,534	5.36%	415
Investment securities	707,063	4.98%	17,613	90,199	5.51%	2,477
Loans:(1)
Credit cards	20,206,876	10.37%	1,047,745	20,193,248	10.63%	1,070,091
Other consumer loans	495,629	10.25%	25,402	93,980	5.76%	2,698

Total loans	20,702,505	10.37%	1,073,147	20,287,228	10.61%	1,072,789
Other interest-earning assets	3,057,975	3.92%	60,011	3,237,061	5.79%	93,471

Total interest-earning assets	32,355,877	7.88%	1,274,865	26,674,812	9.40%	1,249,862
Allowance for loan losses	(813,979)			(669,265)
Other assets	2,846,410			2,442,993
Assets of discontinued operations	2,586,507			3,312,791

Total assets	$36,974,815			$31,761,331

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(2)	$20,442,755	5.10%	521,161	$13,929,968	5.10%	354,171
Money market deposits	4,523,320	3.57%	80,810	3,781,688	5.32%	100,251
Other interest-bearing deposits	46,089	1.17%	269	42,135	3.64%	765

Total interest-bearing deposits	25,012,164	4.82%	602,240	17,753,791	5.14%	455,187
Borrowings:
Short-term borrowings	7,087	3.81%	135	2,853,825	5.47%	77,906
Long-term borrowings	1,989,415	5.06%	50,314	743,867	5.97%	22,136

Total borrowings	1,996,502	5.05%	50,449	3,597,692	5.58%	100,042

Total interest-bearing liabilities	27,008,666	4.83%	652,689	21,351,483	5.22%	555,229
Other liabilities and stockholders’ equity:
Liabilities of discontinued operations	1,932,518			2,546,776
Other liabilities and stockholders’ equity	8,033,631			7,863,072

Total other liabilities and stockholders’ equity	9,966,149			10,409,848

Total liabilities and stockholders’ equity	$36,974,815			$31,761,331

Net interest income			$622,176			$694,633

Net interest margin(3)		3.85%			5.22%
Interest rate spread(4)		3.05%			4.18%

(1)	Average balances of loan receivables include non-accruing loans and these loans are therefore included in the yield calculations. If these balances were excluded, there would not be a material impact on the amounts reported above.
(2)	Includes the impact of interest rate swap agreements used to change a portion of fixed rate funding to floating rate funding.
(3)	Net interest margin represents net interest income as a percentage of total interest-earning assets.
(4)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended May 31, 2008 vs. May 31, 2007			For the Six Months Ended May 31, 2008 vs. May 31, 2007
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in net interest income due to changes in:
Interest-earning assets:
Interest-earning deposits in other banks	$34,239	$—	$34,239	$56,676	$—	$56,676
Federal Funds sold	(17,166)	(32,461)	(49,627)	55,103	(68,472)	(13,369)
Commercial paper	(106)	(105)	(211)	(288)	(50)	(338)
Investment securities	10,677	(345)	10,332	15,863	(727)	15,136
Loans:
Credit cards	67,376	(65,669)	1,707	2,212	(24,558)	(22,346)
Other consumer loans	12,543	2,475	15,018	19,198	3,506	22,704

Total loans	79,919	(63,194)	16,725	21,410	(21,052)	358
Other interest-earning assets	(16,469)	(20,582)	(37,051)	(4,903)	(28,557)	(33,460)

Total interest income	91,094	(116,687)	(25,593)	143,861	(118,858)	25,003
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	85,607	(38,623)	46,984	167,044	(54)	166,990
Money market deposits	29,900	(52,097)	(22,197)	42,072	(61,513)	(19,441)
Other interest-bearing deposits	295	(570)	(275)	193	(689)	(496)

Total interest-bearing deposits	115,802	(91,290)	24,512	209,309	(62,256)	147,053
Borrowings:
Short-term borrowings	(17,933)	(7,594)	(25,527)	(59,600)	(18,171)	(77,771)
Long-term borrowings	27,631	(16,790)	10,841	38,233	(10,055)	28,178

Total borrowings	9,698	(24,384)	(14,686)	(21,367)	(28,226)	(49,593)

Total interest expense	125,500	(115,674)	9,826	187,942	(90,482)	97,460

Net interest income	$(34,406)	$(1,013)	$(35,419)	$(44,081)	$(28,376)	$(72,457)

(1)	The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

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

For the three months ended May 31, 2008, the provision for loan losses increased $66.3 million, or 46%, compared with the three months ended May 31, 2007, primarily reflecting higher net charge-offs as a result of the deteriorating economic environment. Despite the decline in credit performance, the level of the allowance for loan losses decreased $13.6 million during the three months ended May 31, 2008, due to lower owned loans as a result of securitization activity, offset in part by an increase in the reserve rate. In the three months ended May 31, 2007, we decreased the level of allowance for loan losses by $18.5 million, reflecting improved credit performance.

For the six months ended May 31, 2008, the provision for loan losses increased $224.7 million, or 77%, compared with the six months ended May 31, 2007, reflecting an increase in the level of allowance for loan losses and higher net charge-offs. In the six months ended May 31, 2008, we added $86.8 million to the allowance for loan losses, reflecting loan growth and an increase in the loan loss reserve rate due to higher delinquencies which we believe is primarily attributable to the downturns in the U.S. housing markets and mortgage industry and a deteriorating economic environment. In the six months ended May 31, 2007, we decreased the level of allowance for loan losses by $59.2 million, reflecting improved credit performance and slightly lower loan balances.

Allowance for Loan Losses

The following table provides a summary of the allowance for loan losses (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
Balance at beginning of period	$860,378	$663,172	$759,925	$703,917
Additions:
Provision for loan losses	210,969	144,676	516,601	291,874
Deductions:
Charge-offs	(269,013)	(204,384)	(514,641)	(433,509)
Recoveries	44,441	41,237	84,890	82,419

Net charge-offs	(224,572)	(163,147)	(429,751)	(351,090)

Balance at end of period	$846,775	$644,701	$846,775	$644,701

The allowance for loan losses increased $202.1 million, or 31%, at May 31, 2008, as compared to May 31, 2007. The higher level was attributable to rising delinquency and charge-off rates on credit card loan receivables, as well as higher loan portfolio balances driven by growth in credit card loan receivables and other consumer loans. The factors impacting the changes in credit quality across these periods are discussed further in “–Net Charge-offs” and “–Delinquencies” below.

Net Charge-offs

Our net charge-offs include the principal amount of losses charged off less current period principal recoveries and exclude charged-off interest and fees, current period recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest and loan fee income for loan receivables and in securitization income for securitized loans while fraud losses are recorded in other expense. Credit card loans are charged off at the end of the month during which an account becomes 180 days contractually past due, except in the case of cardmember bankruptcies and probate accounts. Cardmember bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day contractual time frame. The net charge-off rate is calculated by dividing net charge-offs for the period by the average loan receivables for the period.

The following table presents amounts and rates of net charge-offs of loan receivables (dollars in thousands):

	For the Three Months Ended May 31,				For the Six Months Ended May 31,
	2008		2007		2008		2007
Net charge-offs	$224,572	4.49%	$163,147	3.47%	$429,751	4.15%	$351,090	3.47%

The net charge-off rate on our loan receivables increased 102 basis points and 68 basis points for the three and six months ended May 31, 2008, respectively, as compared to the respective prior year periods. The higher net charge-off rate in both periods was due to higher delinquencies beginning in the fourth quarter of 2007, reflecting the weakening economic environment, the downturns in the U.S. housing markets and mortgage industry and an increase in bankruptcy-related charge-offs.

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

The following table presents the amounts and delinquency rates of loan receivables over 30 days delinquent, loans receivables over 90 days delinquent and accruing interest and loan receivables that are not accruing interest, regardless of delinquency (dollars in thousands):

	May 31, 2008		November 30, 2007
	$	%	$	%
Loans over 30 days delinquent	$725,741	3.54%	$678,963	3.26%
Loans over 90 days delinquent and accruing interest	$322,479	1.57%	$271,227	1.30%
Loans not accruing interest	$114,442	0.56%	$102,286	0.49%

The delinquency rates of loans over 30 days delinquent and loans over 90 days delinquent and accruing interest increased 28 basis points and 27 basis points, respectively, at May 31, 2008, as compared to November 30, 2007. This increase in both measures reflected a weaker economic environment and the downturns in the U.S. housing markets and mortgage industry.

Loan receivables are placed on non-accrual status upon receipt of notification of the bankruptcy or death of a cardmember and as part of certain collection management processes. Loan receivables not accruing interest at May 31, 2008 increased 7 basis points to 0.56%, as compared to November 30, 2007, as a result of an increase in bankruptcy notifications.

Other Income

The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2008 vs. 2007 increase (decrease)		For the Six Months Ended May 31,		2008 vs. 2007 increase (decrease)
	2008	2007	$	%	2008	2007	$	%
Securitization income	$628,031	$584,566	$43,465	7%	$1,341,528	$1,092,866	$248,662	23%
Loan fee income	53,839	70,303	(16,464)	(23%)	142,097	159,344	(17,247)	(11%)
Discount and interchange revenue(1)	65,523	65,964	(441)	(1%)	117,419	145,545	(28,126)	(19%)
Insurance	47,186	40,468	6,718	17%	94,955	84,431	10,524	12%
Merchant fees	17,849	23,853	(6,004)	(25%)	36,693	49,179	(12,486)	(25%)
Transaction processing revenue	30,405	25,187	5,218	21%	56,359	49,697	6,662	13%
Loss on investments	(31,280)	—	(31,280)	NM	(32,464)	—	(32,464)	NM
Other income	33,339	19,445	13,894	71%	63,849	39,073	24,776	63%

Total other income	$844,892	$829,786	$15,106	2%	$1,820,436	$1,620,135	$200,301	12%

(1)	Net of rewards, including Cashback Bonus rewards, of $147.8 million and $174.4 million for the three months ended May 31, 2008 and 2007, respectively, and $331.1 million and $361.5 million for the six months ended May 31, 2008 and 2007, respectively.

Total other income increased $15.1 million, or 2%, for the three months ended May 31, 2008, as compared to the three months ended May 31, 2007, primarily due to an increase in securitization income, partially offset by losses on investments and a decline in loan fee income. For the six months ended May 31, 2008, total other income increased $200.3 million, or 12%, as compared to the six months ended May 31, 2007, largely because of an increase in securitization income, partially offset by losses on investments, lower discount and interchange revenue and a decrease in loan fee income.

For securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of our discount and interchange revenue to new securitization transactions. Within other income, this change to allocating discount and interchange revenue has the effect of decreasing discount and interchange revenue and increasing securitization income. The amount of discount and interchange revenue allocated to securitization transactions has increased since this change was made in 2004 and is expected to continue increasing as new transactions which include such allocations are completed and securitizations transactions that did not receive allocations mature. For the three and six months ended May 31, 2008, approximately 83% and 81%, respectively, of total securitized loans were allocated discount and interchange revenue compared to 64% and 61% for the three and six months ended May 31, 2007, respectively.

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

Securitization income is significantly influenced by the level of average securitized loans. For both the three months ended May 31, 2008 and 2007, the average securitized loans were $27.6 billion. For the six months ended May 31, 2008 and 2007, the average securitized loans were $27.5 billion and $26.3 billion, respectively. The higher average securitized loans for the six months ended May 31, 2008 reflected a higher beginning level of securitized loans, which was offset in part by a higher level of deal maturities. In addition, lower average securitized loans in the six months ended May 31, 2007 reflected the timing of new securitization transactions later in the period.

The table below presents the components of securitization income (dollars in thousands):

	For the Three Months Ended May 31,		2008 vs. 2007 increase (decrease)		For the Six Months Ended May 31,		2008 vs. 2007 increase (decrease)
	2008	2007	$	%	2008	2007	$	%
Excess spread	$539,297	$415,840	$123,457	30%	$1,044,330	$801,201	$243,129	30%
Servicing fees on securitized loans	138,393	137,441	952	1%	276,656	263,496	13,160	5%
Net revaluation of retained interests(1)	(44,473)	36,354	(80,827)	NM	30,524	37,775	(7,251)	(19%)
Other (principally transaction costs)	(5,186)	(5,069)	(117)	(2%)	(9,982)	(9,606)	(376)	(4%)

Securitization income	$628,031	$584,566	$43,465	7%	$1,341,528	$1,092,866	$248,662	23%

(1)	Net of issuance discounts, as applicable.

For the three months ended May 31, 2008, securitization income increased $43.5 million, or 7%, as compared to the three months ended May 31, 2007. The increase reflects higher excess spread on securitized loans, offset in part by lower net revaluation of retained interests. For the six months ended May 31, 2008, securitization income increased $248.7 million, or 23%, as compared to the six months ended May 31, 2007 reflecting higher excess spread on securitized loans.

Excess spread. The following table provides the components of excess spread (dollars in thousands):

	For the Three Months Ended May 31,		2008 vs. 2007 increase (decrease)		For the Six Months Ended May 31,		2008 vs. 2007 increase (decrease)
	2008	2007	$	%	2008	2007	$	%
Interest income on securitized loans	$960,634	$964,226	$(3,592)	0%	$1,950,447	$1,834,586	$115,861	6%
Interest paid to investors in asset-backed securities	(237,381)	(390,419)	153,038	39%	(566,893)	(732,237)	165,344	23%

Net interest income	723,253	573,807	149,446	26%	1,383,554	1,102,349	281,205	26%
Other fee revenue on securitized loans	325,005	279,047	45,958	16%	629,436	520,799	108,637	21%
Net charge-offs on securitized loans	(370,568)	(299,573)	(70,995)	(24%)	(692,004)	(558,451)	(133,553)	(24%)

Net revenues on securitized loans	677,690	553,281	124,409	22%	1,320,986	1,064,697	256,289	24%
Servicing fees on securitized loans	(138,393)	(137,441)	(952)	(1%)	(276,656)	(263,496)	(13,160)	(5%)

Excess spread	$539,297	$415,840	$123,457	30%	$1,044,330	$801,201	$243,129	30%

For the three months ended May 31, 2008, excess spread on securitized loans increased $123.5 million, or 30%, as compared to the three months ended May 31, 2007. For the six months ended May 31, 2008, excess spread on securitized loans increased $243.1 million, or 30%, as compared to the six months ended May 31, 2007. The increase in both periods was attributable to higher net interest income and higher other fee revenue on securitized loans, offset in part by higher net charge-offs. The increase in net interest income related largely to a decrease in interest paid to investors reflective of the impact of a lower average LIBOR on floating rate investor interests, offset in part by wider spreads paid to investors on newer transactions. Higher other fee revenue was attributable to the higher level of outstanding securitized loans receiving discount and interchange revenue. The higher net charge-offs reflected a higher rate of charge-offs on securitized loans as a result of the weakening economic environment. The increase in excess spread in the six month period was also attributable to the higher level of average securitized loans.

Net revaluation of retained interests. The components of net revaluation of retained interests are summarized in the table below (dollars in thousands):

	For the Three Months Ended May 31,		2008 vs. 2007 increase (decrease)	For the Six Months Ended May 31,		2008 vs. 2007 increase (decrease)
	2008	2007		$2008	2007	$
Initial gain on new securitization transactions(1)	$25,332	$56,914	$(31,582)	$62,087	$80,703	$ (18,616)
Revaluation of retained interests	(69,805)	(20,560)	(49,245)	(31,563)	(42,928)	11,365

Net revaluation of retained interests	$(44,473)	$36,354	$(80,827)	$30,524	$37,775	$ (7,251)

(1)	Net of issuance discounts, as applicable.

The net revaluation of retained interests includes the initial gain on securitized loan receivables and changes in the fair value of retained interests, including the interest-only strip receivable and the cash collateral accounts provided as credit enhancement to certain securitization transactions. Gains are not recorded on securitized loan receivables against which certificated beneficial interests have been retained by us, and such certificated retained beneficial interests are classified as investment securities available-for-sale and reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. The net revaluation of the interest-only strip receivable represents changes in the estimated present value of certain components of excess spread on the securitized loans to be earned in the future. Changes in the maturity profile and the estimate of performance measures of the securitized loans, such as interest yield and charge-offs, as well as changes in the interest rate environment, can affect future excess spread projections and, accordingly, the net revaluation of the interest-only strip receivable. Changes in the interest rate environment can also affect the estimated present value of future interest and principal cash flows on the cash collateral accounts which is reflected in net revaluation of retained interests.

The net revaluation of retained interests for the three months ended May 31, 2008 decreased $80.8 million, as compared to the three months ended May 31, 2007. The decrease reflected lower initial gains on new securitization transactions related to $1.9 billion in new securitization transactions for the three months ended May 31, 2008, as compared to $3.7 billion in new securitization transactions for the three months ended May 31, 2007. The unfavorable net revaluation of the interest-only strip receivable in the three months ended May 31, 2008 related to lower projected excess spread, as compared to February 29, 2008, offset in part by net gain amortization related to the maturity of securitization transactions. The lower projected excess spread reflected higher projected charge-offs and a lower projected net interest spread. The three months ended May 31, 2008 also reflected an unfavorable net revaluation of cash collateral accounts reflective of higher long-term interest rate projections. The unfavorable net revaluation of retained interests in the comparable prior year period was primarily due to net gain amortization related to the maturity of securitization transactions.

The net revaluation of retained interests for the six months ended May 31, 2008 decreased $7.3 million, as compared to the six months ended May 31, 2007. The decrease reflected lower initial gains on new securitization transactions related to $4.4 billion in new securitization transactions for the six months ended May 31, 2008, as compared to $5.3 billion in new securitization transactions for the six months ended May 31, 2007. This was offset in part by a lower unfavorable net revaluation of retained interests in the six months ended May 31, 2008 related to net gain amortization associated with the maturity of securitization transactions, offset in part by higher projected excess spread. The higher projected excess spread reflected the decrease in the absolute interest rate environment, as compared to that assumed at November 30, 2007, offset in part by lower projected yield and higher projected charge-offs. The six months ended May 31, 2008 also reflected an unfavorable net revaluation of cash collateral accounts due to higher long-term interest rate projections. The unfavorable net revaluation of retained interests in the comparable period in prior year was primarily due to net gain amortization related to the maturity of securitization transactions.

Loan Fee Income

Loan fee income consists primarily of fees on credit card loans and includes late, overlimit, balance transfer, cash advance and other miscellaneous fees. Loan fee income decreased $16.5 million, or 23%, and $17.2 million, or 11%, for the three and six months ended May 31, 2008, as compared to May 31, 2007, respectively, as a result of deferrals of balance transfer fees in 2008 historically accounted for in loan fee income which will be accreted into interest income over the life of the loan.

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

Discount and interchange revenue for the three months ended May 31, 2008 was relatively flat when compared to May 31, 2007, as lower rewards costs related to revised forfeiture assumptions, largely offset lower discount and interchange revenue related to higher allocations to securitized loans which have the effect of reclassifying discount and interchange revenue to securitization income. Discount and interchange revenue decreased $28.1 million, or 19%, for the six months ended May 31, 2008, as compared to May 31, 2007, due to higher allocations to securitized loans, partially offset by lower cardmember rewards costs related to revised forfeiture assumptions and higher discount and interchange revenue related to increased sales volume. The increase in allocations to securitized loans was due to a higher level of outstanding securitized loans receiving such allocations in the current year than in 2007.

Loss on Investments

In the three months ended May 31, 2008, we concluded there had been an other-than-temporary impairment in our investment in the asset-backed commercial paper notes of Golden Key U.S. LLC which invested in mortgage-backed securities. This impairment resulted in a $31.3 million write-down of the notes to $77.4 million. We expect this investment may be restructured by the issuer later in 2008 which could result in further impairment. In comparison, there were no losses on investment securities for the three and six months ended May 31, 2007.

Other Income

Other income includes revenues on various fee-based products, revenues from the referral of declined applications to certain third-party issuers on the Discover Network, unrealized gains and losses related to derivative contracts, gains on sales of mortgage loans and other miscellaneous revenue items. Other income increased $13.9 million, or 71%, primarily due to $10.6 million in lower unrealized losses on interest rate swap agreements and a $6.2 million increase in gains on the sales of merchant portfolios. Other income increased $24.8 million, or 63%, for the six months ended May 31, 2008, as compared to the six months ended May 31, 2007, primarily due to $15.0 million in lower unrealized losses on interest rate swap agreements and a $10.2 million increase in gains on the sale of merchant portfolios.

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2008 vs. 2007 increase (decrease)		For the Six Months Ended May 31,		2008 vs. 2007 increase (decrease)
	2008	2007	$	%	2008	2007	$	%
Employee compensation and benefits	$218,290	$215,447	$2,843	1%	$435,660	$430,614	$5,046	1%
Marketing and business development	132,038	131,959	79	0%	273,591	266,501	7,090	3%
Information processing and communications	79,449	82,396	(2,947)	(4%)	157,725	161,240	(3,515)	(2%)
Professional fees	81,392	102,853	(21,461)	(21%)	155,064	178,918	(23,854)	(13%)
Premises and equipment	19,803	20,557	(754)	(4%)	39,444	40,132	(688)	(2%)
Other expense	75,853	70,546	5,307	8%	147,684	138,194	9,490	7%

Total other expense	$606,825	$623,758	$(16,933)	(3%)	$1,209,168	$1,215,599	$(6,431)	(1%)

Total other expense decreased $16.9 million, or 3%, for the three months ended May 31, 2008, as compared to the three months ended May 31, 2007, primarily related to lower legal fees incurred related to the Visa and MasterCard litigation and lower consulting fees during the three months ended May 31, 2007, partially offset by higher fraud expenses in the current period.

Total other expense decreased $6.4 million, or 1%, for the six months ended May 31, 2008, as compared to the six months ended May 31, 2007, primarily related to lower legal fees incurred related to the Visa and MasterCard litigation and lower consulting fees during the six months ended May 31, 2007, partially offset by higher television advertising and higher fraud expenses in the current period.

Income Tax Expense

The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.1	1.8	3.1	1.8
Other	0.1	(0.1)	0.5	—

Effective income tax rate	38.2%	36.7%	38.6%	36.8%

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

Our Contingency Funding Plan (“CFP”) is designed to withstand a Discover stress event characterized by limited access to the asset-backed securitization and deposit markets over a defined period. Our CFP model incorporates a wide range of potential cash outflows during a liquidity stress event, including, but not limited to: (i) repayment of all debt maturing within an assumed stress period; (ii) expected funding requirements from receivable growth and/or volatility; and (iii) customer cash withdrawals from interest-bearing deposits. If we are unable to continue to securitize our credit card receivables at acceptable pricing levels, or at all, including by reason of the early amortization of any of our securitization transactions, we would seek to liquidate investments, increase bank deposits and use alternative funding sources (such as Federal Reserve Bank sources, Federal Funds, bank notes and unsecured debt) to fund increases in loan receivables and meet our other liquidity needs.

During the first half of 2008, the ongoing disruptions in the debt and asset-backed capital markets caused credit spreads to widen materially and reduced the availability of new issuance in some funding markets. As a result, we retained a portion of the subordinated notes issued during the period as investment securities available-for-sale. At May 31, 2008, our contingent sources included approximately $8.4 billion in our liquidity reserve (primarily invested in Federal Funds sold and bank deposits), $1.7 billion of unutilized commitments from third-party commercial paper asset-backed conduits for securitization funding, and $2.5 billion of unsecured committed credit. In addition, we had AAA-rated note issuance capacity of $4.5 billion in the Discover Card Execution Note Trust, subject to market availability.

Our consolidated statement of financial condition at May 31, 2008 consisted primarily of credit card loan receivables, the balance of which fluctuates from time to time due to trends in credit card spending and payments, as well as the issuance of new securitization transactions and maturities of existing securitization transactions. For the three and six months ended May 31, 2008, we executed $1.9 billion and $3.5 billion of public securitization transactions, respectively.

Equity Capital Management. Management views equity capital as an important source of financial strength. We determine the level of capital necessary to support our business based on our managed credit card loan receivables, goodwill and other intangible assets, taking into account, among other things, regulatory requirements, rating agency guidelines and internally managed requirements to sustain growth.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain minimum levels of capital that are dependent upon the risk of the financial institutions assets, specifically (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% to 6% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% to 10% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At May 31, 2008, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of Discover Bank as well as our other FDIC-insured financial institution, Bank of New Castle, exceeded these regulatory minimums.

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

Stock Repurchase Program. On December 3, 2007, Discover Financial Services announced that its Board of Directors authorized the repurchase of up to $1 billion of Discover Financial Services’ outstanding stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At May 31, 2008, we had not repurchased any stock under this program.

Special Dividend. On June 19, 2007, we declared a special dividend to Morgan Stanley. Pursuant to the special dividend, upon resolution of our outstanding litigation with Visa U.S.A., Inc. and MasterCard Inc., after expenses, we are required to pay Morgan Stanley (1) the first $700 million of value of cash or non-cash proceeds (increased at the rate of 6% per annum until paid in full) (the “minimum proceeds”) and (2) 50% of any proceeds in excess of $1.5 billion, subject to certain limitations and a maximum potential payment to Morgan Stanley of $1.5 billion. All payments by us to Morgan Stanley will be net of taxes payable by us with respect to such proceeds. If, in connection with or following a change in control of our company, the litigation is settled for an amount less than minimum proceeds, we are required to pay Morgan Stanley an amount equal to the minimum proceeds. As a result of our agreement to pay the value of non-cash proceeds, we may be required to pay amounts to Morgan Stanley in excess of cash received in connection with the litigation. The value of non-cash proceeds will be determined by an independent third party.

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

We utilize both the term securitization market as well as the privately placed asset-backed commercial paper conduit financing market. Outstanding term financing and asset-backed commercial paper conduit financing at May 31, 2008 were $22.6 billion and $4.4 billion, respectively, with the $4.4 billion being net of $0.4 billion funded during May for repayment in June.

The following table summarizes expected maturities of the investors’ interests in securitizations at May 31, 2008 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Expected maturities of the investors’ interest in securitizations	$26,996,955	$5,341,685	$15,552,636	$3,776,317	$2,326,317

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

At May 31, 2008, cash collateral accounts underlying the securitization transactions of Discover Card Master Trust I had a balance of $1.6 billion, of which we financed $1.4 billion (reflected in amounts due from asset securitization in the consolidated statements of financial condition). The rights to repayment of a portion of the cash collateral account loans have been sold to a special purpose subsidiary, DRFC Funding LLC, as part of a secured financing and are not expected to be available to creditors of DFS. At May 31, 2008, $0.8 billion is owed related to this secured financing.

The following table summarizes estimated maturities of the cash collateral accounts at May 31, 2008 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Estimated maturities of cash collateral accounts	$1,373,131	$386,025	$713,158	$189,474	$84,474

The securitization structures include certain features designed to protect investors that could result in earlier-than-expected amortization of the transactions, accelerating the need for alternative funding. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements (“economic early amortization”). In the event of an economic early amortization (which would occur if the excess spread falls below 0% for a contractually specified period, generally a three-month average), the receivables that otherwise would have been subsequently purchased by the trust from us would instead continue to be recognized on our statement of financial condition since the cash flows generated in the trust would instead be used to repay investors in the asset-backed securities. As of May 31, 2008, no economic early amortization events have occurred. The table below provides information concerning investor interest and related excess spreads at May 31, 2008 (dollars in thousands):

	Investor Interest	# of Series Outstanding	3-Month Rolling Average Excess Spread
Interchange series(1)	$16,064,217	18	8.80%
Non-interchange series	3,982,738	5	5.39%

Discover Card Master Trust I	20,046,955	23	5.39%
Discover Card Execution Note Trust(1)	6,950,000	16	8.08%

Total investor interest	$26,996,955	39

(1)	Discover Card Master Trust I certificates issued on or after November 4, 2004 and all notes issued by DCENT include cash flows derived from discount and interchange revenue earned by Discover Card.

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

Our certificates of deposits have maturities ranging from one month to fifteen years, having a weighted average maturity of 22 months at May 31, 2008. Total interest-bearing deposits at May 31, 2008 were $24.7 billion, the remaining maturities of which are summarized in the following table (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000	$19,441,068	$3,550,377	$2,006,814	$4,086,288	$9,797,589
Certificates of deposit in amounts of $100,000 or greater	917,155	237,498	98,716	261,600	319,341
Savings deposits, including money market deposit accounts	4,357,881	4,357,881	—	—	—

Total interest-bearing deposits	$24,716,104	$8,145,756	$2,105,530	$4,347,888	$10,116,930

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

At May 31, 2008, we had $250 million par value in bank notes outstanding which mature in February 2009. We may issue additional bank notes under our Global Bank Note Program given that certain credit criteria are met.

Available Credit Facilities

Secured Committed Credit Facilities. The maintenance of revolving committed credit agreements serves to further diversify our funding sources. In connection with our asset securitization program, we have access to committed undrawn funding capacity through third-party bank-sponsored securitization conduits to support credit card loan receivables funding requirements. At May 31, 2008, these conduits totaled $6.5 billion, of which $1.7 billion was unused. The original commitments of these facilities range from 364-day renewable agreements to multi-year extendable commitments.

Unsecured Committed Credit Facilities. As of May 31, 2008, our unsecured committed credit facility of $2.5 billion had a remaining life of 48-months. This facility serves to diversify our funding sources and enhance our liquidity. This facility became effective at the time of the Distribution, is provided by a group of major global banks, and is available to both Discover Financial Services and Discover Bank. We anticipate that the facility will support general liquidity needs and may be drawn to meet short-term funding needs from time to time. At May 31, 2008, we had no outstanding balances due under the facility.

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

Off-Balance Sheet Arrangements

See “—Liquidity and Capital Resources—Current Funding Sources—Securitization Financing.”

Guarantees

Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, equity security of a guaranteed party, rate or index. Our guarantees relate to certain representations and warranties made with regard to securitized loans, transactions processed through the Discover Network and indemnifications made in conjunction with the sale of the Goldfish business. Also included in guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement. See Note 10: Commitments, Contingencies and Guarantees to the consolidated and combined financial statements for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at May 31, 2008, which include deposits, long-term borrowings and operating and capital lease obligations, were $27.2 billion. For a description of our contractual obligations as of November 30, 2007, see our annual report on Form 10-K from the fiscal year ending November 30, 2007 under “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”

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

At May 31, 2008, we extended credit for consumer and commercial loans of approximately $215 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by these guarantees, if any, are included in our consolidated and combined financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. We are exposed to market risk primarily from changes in interest rates.

Interest Rate Risk. Changes in interest rates impact interest-earning assets, principally credit card loan receivables, as well as excess spread received in connection with the securitized loan receivables against which beneficial interests have been issued. Changes in interest rates also impact interest sensitive liabilities that finance these assets, including asset-backed securitizations, short-term and long-term borrowings and deposits.

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

Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at May 31, 2008, we estimate that the pretax income of lending and related activities over the following 12-month period would be reduced by approximately $93.2 million. We estimate the comparable reduction of pretax income for the 12-month period following November 30, 2007, to be approximately $108.0 million. The hypothetical decline in pretax income was less than the prior year due to lower market-based indexes and their impact to the replacement cost of maturing debt as well as fewer interest rate sensitive liabilities. This was offset in part by widened credit spreads in some funding markets as well as fewer interest rate sensitive credit card receivables.

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

Foreign Currency Exchange Risk. At November 30, 2007, we had foreign currency exchange risk as a result of credit card loan receivables from our U.K. business which were denominated in pounds sterling. These receivables were primarily funded by the issuance of debt by unrelated conduit providers and intercompany lending. We mitigated this risk by using forward contracts to hedge our net investment in international operations. As of May 31, 2008, substantially all of the remaining net assets of discontinued operations were denominated in pounds sterling. We mitigated this risk by using forward foreign currency contracts to hedge the net assets through the date these assets are expected to be dividended to its parent as well as through the date of any potential post-closing adjustments.

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

Historically, we have relied on certain financial, administrative and other resources of Morgan Stanley to operate our business, including portions of human resources, information technology, accounting, tax, corporate services and treasury. In conjunction with our separation from Morgan Stanley, we are currently in the process of enhancing our own financial, administrative and other support systems or contracting with third parties to replace Morgan Stanley’s systems. We are establishing our own accounting and auditing policies and systems on a stand-alone basis. We have entered into agreements with Morgan Stanley under which Morgan Stanley is providing some of these services to us on a transitional basis, which are expected to end within the third quarter of 2008. We are making these changes as part of our separation from Morgan Stanley and in anticipation of reporting on our internal control over financial reporting.

Other than those noted above, there have been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company filed a lawsuit captioned Discover Financial Services, Inc. v. Visa USA Inc., MasterCard Inc. et al. in the U.S. District Court for the Southern District of New York on October 4, 2004. Through this lawsuit the Company seeks to recover substantial damages and other appropriate relief in connection with Visa’s and MasterCard’s illegal anticompetitive practices that, among other things, foreclosed the Company from the credit and debit network services markets. Trial is currently scheduled for September 9, 2008. This lawsuit follows the U.S. Supreme Court’s October 2004 denial of Visa’s and MasterCard’s petition for review of the decision of the U.S. Court of Appeals affirming a lower court decision in a case brought by the U.S. Department of Justice in which the court found that Visa’s and MasterCard’s exclusionary rules violated the antitrust laws and harmed competition and consumers by foreclosing the Company and American Express from offering credit and debit network services to banks. The Company also has challenged certain practices engaged in by Visa in the debit network services market as violative of the antitrust laws.

There can be no assurance that we will be successful in recovering any damages in this action. Upon resolution of the litigation, after expenses, the Company will be required to pay Morgan Stanley the first $700 million of value of cash or non-cash proceeds (increased at the rate of 6% per annum until paid in full) (the “minimum proceeds”), plus 50% of any proceeds in excess of $1.5 billion, subject to certain limitations and a maximum potential payment to Morgan Stanley of $1.5 billion. All payments by the Company to Morgan Stanley will be net of taxes payable by the Company with respect to such proceeds. If, in connection with or following a change of control of the Company, the litigation is settled for an amount less than the minimum proceeds, the Company will be required to pay Morgan Stanley an amount equal to the minimum proceeds. As a result of our agreement to pay the value of non-cash proceeds, we may be required to pay amounts to Morgan Stanley in excess of cash received in connection with the litigation. The value of non-cash proceeds will be determined by an independent third party.

Item 1A.	Risk Factors

You should carefully consider each of the risks described below, which supplement the risks disclosed in our annual report on Form 10-K for the year ended November 30, 2007. You should also consider all of the other risks disclosed in our annual report on Form 10-K in evaluating us. Our business, financial condition, cash flows and/or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks.

Future guidance from the Financial Accounting Standards Board may impact the accounting treatment of the securitization of our credit card receivables, which could materially adversely affect our financial condition, reserve requirements, capital requirements, liquidity, cost of funds and operations.

The Financial Accounting Standards Board (“FASB”) is currently engaged in projects to amend Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended (“FAS 140”), and FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). Currently under FAS 140, the transfers of our credit card receivables in securitization transactions qualify for sale accounting treatment. The trusts used in our securitizations are not consolidated with the Company for financial reporting purposes because the trusts are qualifying special purpose entities (QSPEs) under FAS 140. Because the transfers qualify as sales and the trusts are not subject to consolidation, the assets and liabilities of the trusts are not reported on our balance sheet under GAAP.

In April 2008, the FASB proposed the elimination of the QSPE concept from GAAP, but it has not formally issued proposed amendments to FAS 140 or FIN 46R. If the QSPE concept is eliminated, our securitization structure will have to be evaluated under FIN 46R for potential consolidation. The FASB will issue its proposed amendments for public comment and, based upon public comments received and other considerations, may revise the amendments before issuing final guidance. Amendments could become effective as early as for our fiscal year beginning December 1, 2008. Although we cannot at this time predict the content of the proposed or final amendments, we may lose sale accounting treatment for previous and future transfers of securitized receivables and we may be required to consolidate the assets and liabilities of the trusts, which would materially affect our statement of financial condition. For example, the impact of the potential consolidation, if applied as of May 31, 2008, may require us to add approximately $26 billion of securitized receivables to our assets, add the related debt issued to third-party investors to our liabilities, and reclassify amounts due from securitization.

As a result of the addition of the securitized receivables to our balance sheet, we may be required to increase capital for Discover Bank to satisfy regulatory capital requirements. If Discover Bank were to fail to meet its regulatory capital requirements, it would become subject to restrictions that could materially adversely affect our ability to conduct normal operations, our liquidity and our cost of funds, such as limiting our ability to issue brokered deposits. See “An inability to accept or obtain brokered deposits in the future could materially adversely affect our liquidity position and funding costs” in the “Risk Factors” section in our annual report on Form 10-K. In addition, changes to the accounting treatment for securitizations may impact the market for securitizations, which could result in a weakening in investor demand for our securitized receivables. See “We may be unable to securitize our receivables at acceptable rates or at all, which could materially adversely affect our liquidity, cost of funds, reserves and capital requirements” in the “Risk Factors” section in our annual report on Form 10-K.

As noted above, we cannot at this time predict the proposed or final amendments to FAS 140 and FIN 46R, including whether our current securitization structure will satisfy any new requirements for sale accounting treatment; whether, when and in what form any transfers that currently qualify as sales will be recognized on our balance sheet; what effect the recognition of transfers would have on capital, capital requirements, the ability to maintain a sufficient level of receivables in the trust, or our results of operations; whether the amendments will cause Discover Bank to sponsor fewer securitizations; whether the amendments will trigger any financial covenants in our credit facility; or what effect the amendments will have on our credit ratings. See “We rely in part on unsecured and secured debt for our funding and the inability to access the U.S. or U.K. debt markets could materially adversely affect our business, financial condition and results of operations” in the “Risk Factors” section in our annual report on Form 10-K.

For the reasons discussed above, if future guidance from FASB impacts the accounting treatment of our securitizations, it could materially adversely affect our financial condition, reserve requirements, capital requirements, liquidity, cost of funds and operations.

The success of our acquisition of Diners Club International depends upon our ability to maintain the full operability of the Diners Club International network and integrate the network with the Discover Network. If we are unsuccessful in doing so, we may be unable to sustain and grow our international network business.

On July 1, 2008, we announced our purchase of all of the issued and outstanding shares of Diners Club International for $165 million in cash from Citibank, N.A. (“Citi”). We acquired the Diners Club International network, brand, trademarks, employees, and license agreements with 44 network participants that issue Diners Club cards and that maintain an acceptance network consisting of merchant and cash access locations in 185 countries worldwide. Diners Club licensees are not included in this acquisition. Under the terms of the purchase, Citibank has agreed to remain a significant long-term international issuer on the Diners Club network. Discover will not issue cards or extend consumer credit in international markets as a result of the transaction. Over the next two to three years, we expect to integrate the Diners Club International network with the Discover Network to allow Discover Network cardholders to use their cards at merchants that accept Diners Club cards around the world, and Diners Club cardholders to use their cards on the Discover Network in North America.

The success of our acquisition of Diners Club International in the immediate term depends upon our ability to maintain the full operability of the Diners Club International network for existing Diners Club International cardholders, network participants and merchants. We rely on existing Diners Club International infrastructure to support Diners Club International network operations and the assistance of Citi during a transition period for certain network and operational support services. If we were to lose the assistance of key Diners Club personnel or Citi during the transition, we may face difficulty maintaining operations at the same level. We rely upon numerous network partners in the United States, Canada and the Caribbean for merchant acceptance for existing Diners Club International cardholders. We also rely on the Diners Club International network’s current availability of cash access locations for its existing cardholders. If we are unable to continue to offer either acceptable North American merchant acceptance or sufficient cash access locations to existing Diners Club International cardholders, we may experience decreased transaction volume, which would reduce our revenues.

The long-term success of our acquisition of Diners Club International depends upon the successful integration of the technologies of the Discover Network and the Diners Club International network. We may face difficulties in achieving interoperability between the networks, including higher overall costs or longer timeframes than anticipated, as a result of the complexity of international operations, the potential loss of key Diners Club personnel in the transition, or other factors that we cannot predict at this time. If we are unable to integrate the networks well and at a reasonable cost, we may be unable to achieve the synergies we anticipate and grow our business internationally.

If we are unable to maintain relationships with the network participants that issue Diners Club International cards and that maintain a merchant acceptance network, we may be unable to sustain and grow our international network business.

The success of our acquisition of Diners Club International largely depends upon the cooperation and support of the network participants that issue Diners Club cards and that maintain a merchant acceptance network. Unlike the Discover Network, we have minimal direct merchant relationships in the Diners Club International network, instead relying on network participants located outside the United States to help us sustain and grow our international business. As a result of a number of factors, including any difficulties in the transition and integration process, network participants may choose not to renew the license agreements with us when their terms expire. In addition, the increasingly competitive marketplace for cross-border issuance and acceptance of credit cards may result in lower participation fees for networks like the Diners Club International network. In addition, many of the merchants in the acceptance network, primarily small and mid-size merchants, may not be contractually committed to the network participants for any period of time and may cease to participate in the Diners Club International network at any time on short notice. If we are unable to continue our relationships with network participants or if the network participants are unable to continue their relationships with merchants, our ability to maintain or increase revenues and to remain competitive would be adversely affected.

The Federal Reserve Board’s proposed amendments to regulations, if adopted as proposed, would have a material adverse effect on our results of operations.

The Federal Reserve Board has proposed amendments to Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending) that place limitations on certain credit card practices and mandate increased disclosures to consumers including, but not limited to, the following:

•	Applying rate increases to existing balances. The proposed amendments would prohibit interest rate increases on outstanding balances except under limited circumstances.

•

Payment allocation. The proposed amendments would require allocation of payments in excess of the required minimum payment to non-promotional balances before promotional balances. For accounts with different annual percentage rates (APRs) on different balances, payments cannot be applied to the lowest-rate balances first.

•	Default pricing. The proposed amendments would restrict imposition of a higher or default APR on existing balances unless an account is 30 days past due.

The comment periods for the proposed amendments expire in August 2008 for Regulation AA and July 2008 for Regulation Z. The Federal Reserve Board has indicated it hopes to publish final rules by the end of the year. We do not know the content of the final amendments nor the resulting impact from the amendments at this time. If the amendments are adopted as proposed, the amendments would have a material adverse effect on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended May 31, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1-31, 2008	119,483	$16.37	—	$1 billion
April 1-30, 2008	1,010	$18.60	—	$1 billion
May 1-31, 2008	440	$17.52	—	$1 billion

Total	120,933	$16.39	—	$1 billion

(1)	Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.
(2)	On December 3, 2007, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of the Company’s outstanding stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At May 31, 2008, we had not repurchased any stock under this program.

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders’ meeting on April 10, 2008. At the Annual Meeting, the shareholders of the Company (i) elected the persons listed below to serve as directors of the Company for a term that will continue until the next annual meeting of shareholders or until his or her successor has been duly elected and qualified or the director’s earlier resignation, death or removal and (ii) ratified the appointment of Deloitte & Touche LLP as independent auditors for the Company and its subsidiaries for 2008.

The Company’s independent inspector of election reported the vote of the shareholders as follows:

Proposal 1: Election of Directors.

Nominees	Votes FOR	Votes AGAINST	Votes ABSTAIN
Jeffrey S. Aronin	386,053,061	35,376,687	4,962,055
Mary K. Bush	378,008,549	43,496,544	4,886,710
Gregory C. Case	386,664,450	34,762,496	4,964,857
Dennis D. Dammerman	386,757,986	34,711,762	4,922,055
Robert M. Devlin	385,305,209	36,183,839	4,902,755
Philip A. Laskawy	386,499,493	34,954,886	4,937,424
Michael H. Moskow	386,225,218	38,493,745	1,672,840
David W. Nelms	387,435,965	34,091,626	4,864,212
Michael L. Rankowitz	385,356,705	36,083,122	4,951,976
E. Follin Smith	386,408,235	34,964,643	5,018,925
Lawrence A. Weinbach	382,602,329	38,772,008	5,017,466

Proposal 2: Ratification of Appointment of Deloitte & Touche LLP.

Votes FOR	Votes AGAINST	Votes ABSTAIN
420,170,002	1,655,804	4,565,997

Item 5.	Other Information

None

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/S/ ROY GUTHRIE
Roy Guthrie Executive Vice President and Chief Financial Officer

Date: July 10, 2008

Exhibit Index

Exhibit Number	Description

2.1*	Amended and Restated Agreement for the Sale and Purchase of the Goldfish Credit Card Business, dated March 31, 2008, among Discover Financial Services, Goldfish Bank Limited, Discover Bank, SCFC Receivables Corporation, Barclays Bank PLC, and Barclays Group US Inc. (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008 and incorporated herein by reference thereto).

31.1	Certification of Chief Executive Officer of Discover Financial Services pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of Discover Financial Services pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.