Form 10-Q
period 2008-08-31
Discover Financial Services
filed 2008-10-09
CIK 1393612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33378

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of September 30, 2008 there were 479,916,008 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES

Quarterly Report on Form 10-Q

For the quarterly period ended August 31, 2008

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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DISCOVER FINANCIAL SERVICES

Consolidated Statements of Financial Condition

	August 31, 2008	November 30, 2007
	(unaudited)
	(dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$780,731	$362,697
Federal Funds sold	3,543,800	6,270,600
Interest-earning deposits	6,150,944	1,440,979
Commercial paper	—	11,191

Cash and cash equivalents	10,475,475	8,085,467
Investment securities:
Available-for-sale (amortized cost of $1,137,907 and $425,681 at August 31, 2008 and November 30, 2007, respectively)	1,096,934	420,837
Held-to-maturity (market value of $92,000 and $100,769 at August 31, 2008 and November 30, 2007, respectively)	101,821	104,602

Total investment securities	1,198,755	525,439
Loan receivables:
Loans held for sale	—	—
Loan portfolio:
Credit card	20,241,785	20,345,787
Commercial loans	446,900	234,136
Other consumer loans	1,078,798	251,194

Total loan portfolio	21,767,483	20,831,117

Total loan receivables	21,767,483	20,831,117
Allowance for loan losses	(959,769)	(759,925)

Net loan receivables	20,807,714	20,071,192
Accrued interest receivable	133,026	123,292
Amounts due from asset securitization	2,647,860	3,041,215
Premises and equipment, net	563,869	575,229
Goodwill	255,421	255,421
Intangible assets, net	54,161	59,769
Other assets	1,147,267	712,678
Assets of discontinued operations	34,267	3,926,403

Total assets	$37,317,815	$37,376,105

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$26,878,293	$24,643,517
Non-interest bearing deposit accounts	80,960	67,796

Total deposits	26,959,253	24,711,313
Short-term borrowings	—	250,000
Long-term borrowings	1,854,263	2,134,093
Accrued interest payable	252,004	264,965
Accrued expenses and other liabilities	2,251,530	1,317,842
Liabilities of discontinued operations	372	3,098,470

Total liabilities	31,317,422	31,776,683
Commitments, contingencies and guarantees (Note 11)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 480,227,524 and 477,762,018 shares issued at August 31, 2008 and November 30, 2007, respectively	4,802	4,777
Additional paid-in capital	2,924,923	2,846,127
Retained earnings	3,116,818	2,717,905
Accumulated other comprehensive (loss) income	(38,983)	32,032
Treasury stock, at cost; 463,133 and 73,795 shares at August 31, 2008 and November 30, 2007, respectively	(7,167)	(1,419)

Total stockholders’ equity	6,000,393	5,599,422

Total liabilities and stockholders’ equity	$37,317,815	$37,376,105

See Notes to Consolidated and Combined Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated and Combined Statements of Income

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
	(unaudited)
	(dollars in thousands, except per share amounts)
Interest income:
Consumer loans	$596,131	$558,177	$1,662,057	$1,630,365
Commercial loans	7,916	1,050	15,137	1,651
Federal Funds sold	16,527	74,424	83,868	155,134
Commercial paper	—	212	77	627
Investment securities	14,372	1,366	31,985	3,843
Deposits	31,551	—	88,227	—
Other interest income	15,195	39,635	75,206	133,106

Total interest income	681,692	674,864	1,956,557	1,924,726
Interest expense:
Deposits	286,861	275,768	889,101	730,955
Short-term borrowings	—	9,598	135	87,504
Long-term borrowings	18,782	31,758	69,096	53,894

Total interest expense	305,643	317,124	958,332	872,353

Net interest income	376,049	357,740	998,225	1,052,373
Provision for loan losses	364,838	145,827	881,439	437,701

Net interest income after provision for loan losses	11,211	211,913	116,786	614,672

Other income:
Securitization income	629,046	565,075	1,970,574	1,657,941
Loan fee income	56,514	86,665	198,611	246,009
Discount and interchange revenue	41,480	37,898	158,899	183,443
Insurance	48,762	41,204	143,717	125,635
Merchant fees	16,183	22,798	52,876	71,977
Transaction processing revenue	31,085	25,271	87,444	74,968
Loss on investments	(5,325)	(4)	(37,789)	(4)
Other income	57,376	25,140	121,225	64,213

Total other income	875,121	804,047	2,695,557	2,424,182
Other expense:
Employee compensation and benefits	222,426	210,541	658,086	641,155
Marketing and business development	137,928	153,786	411,519	420,287
Information processing and communications	76,675	83,779	234,400	245,019
Professional fees	82,775	88,111	237,839	267,029
Premises and equipment	20,274	19,962	59,718	60,094
Other expense	72,469	69,705	220,153	207,899

Total other expense	612,547	625,884	1,821,715	1,841,483

Income from continuing operations before income tax expense	273,785	390,076	990,628	1,197,371
Income tax expense	94,885	145,925	371,356	443,146

Income from continuing operations	178,900	244,151	619,272	754,225
Income (loss) from discontinued operations, net of tax	1,153	(41,911)	(123,857)	(109,111)

Net income	$180,053	$202,240	$495,415	$645,114

Basic earnings per share:
Income from continuing operations	$0.38	$0.51	$1.29	$1.57
Income (loss) from discontinued operations, net of tax	—	(0.09)	(0.26)	(0.22)

Net income	$0.38	$0.42	$1.03	$1.35

Diluted earnings per share:
Income from continuing operations	$0.37	$0.51	$1.28	$1.57
Income (loss) from discontinued operations, net of tax	—	(0.09)	(0.25)	(0.22)

Net income	$0.37	$0.42	$1.03	$1.35

Dividends paid per share	$0.06	$—	$0.18	$—

See Notes to Consolidated and Combined Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated and Combined Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
	(unaudited)
	(dollars and shares in thousands)
Balance at November 30, 2006	1	$100	$2,636,265	$3,008,421	$129,986	$—	$5,774,772
Comprehensive income:
Net income	—	—	—	645,114	—	—	645,114
Foreign currency translation (accumulated amount of $33,426 at August 31, 2007)	—	—	—	—	(96,558)	—
Net unrealized losses on investment securities	—	—	—	—	(147)	—
Other	—	—	—	—	31	—

Other comprehensive loss	—	—	—	—	(96,674)	—	(96,674)

Total comprehensive income	—	—	—	—	—	—	548,440
Consummation of spin-off transaction on June 30, 2007, and distribution of Discover Financial Services common stock by Morgan Stanley	526,233	5,162	(5,162)	—	—	—	—
Common stock issued and stock-based compensation expense	93	1	15,240	—	—	—	15,241
Capital contribution from Morgan Stanley	—	—	178,829	—	—	—	178,829
Cash dividends paid to Morgan Stanley	—	—	—	(850,000)	—	—	(850,000)
Other	(48,999)	(490)	490	—	—	—	—

Balance at August 31, 2007	477,328	$4,773	$2,825,662	$2,803,535	$33,312	$—	$5,667,282

Balance at November 30, 2007	477,762	$4,777	$2,846,127	$2,717,905	$32,032	$(1,419)	$5,599,422
Adoption of FASB Interpretation No. 48	—	—	—	(8,743)	—	—	(8,743)
Comprehensive income:
Net income	—	—	—	495,415	—	—	495,415
Foreign currency translation (accumulated amount of $0 at August 31, 2008)	—	—	—	—	(48,358)	—
Net unrealized losses on investment securities	—	—	—	—	(22,657)	—

Other comprehensive loss	—	—	—	—	(71,015)	—	(71,015)

Total comprehensive income	—	—	—	—	—	—	424,400
Purchases of treasury stock	—	—	—	—	—	(5,748)	(5,748)
Common stock issued under employee benefit plans	1,150	12	16,310	—	—	—	16,322
Common stock issued and stock-based compensation expense	1,316	13	62,621	—	—	—	62,634
Dividends	—	—	—	(87,759)	—	—	(87,759)
Other	—	—	(135)	—	—	—	(135)

Balance at August 31, 2008	480,228	$4,802	$2,924,923	$3,116,818	$(38,983)	$(7,167)	$6,000,393

See Notes to Consolidated and Combined Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated and Combined Statements of Cash Flows

	For the Nine Months Ended August 31,
	2008	2007
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net income	$495,415	$645,114
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sale of mortgages and installment loans	—	(2,741)
Net principal disbursed on loans originated for sale	—	(79,392)
Proceeds from sales of loans originated for sale	—	80,083
Loss on sale of Goldfish business	153,073	—
Loss on investments	37,789	4
Stock-based compensation expense	78,956	15,241
Deferred income taxes	(86,833)	(41,119)
Depreciation and amortization on premises and equipment	81,000	92,120
Other depreciation and amortization	92,120	99,063
Provision for loan losses	901,450	610,249
Amortization of deferred revenues	(44,530)	(13,921)
Changes in assets and liabilities:
(Increase) decrease in amounts due from asset securitization	391,033	(205,453)
(Increase) decrease in other assets	(129,387)	(110,363)
Increase (decrease) in accrued expenses and other liabilities	903,014	251,836

Net cash provided by operating activities	2,873,100	1,340,721
Cash flows from investing activities
Proceeds from the sale of Goldfish business	69,529	—
Payments for business and other acquisitions, net of cash acquired	(160,080)	(5,000)
Maturities of investment securities	34,726	6,303
Purchases of investment securities	(32,129)	(26,432)
Proceeds from securitization and sale of loans held for investment	5,562,195	6,193,090
Net principal disbursed on loans held for investment	(7,665,129)	(5,779,790)
Purchases of premises and equipment	(78,414)	(87,269)

Net cash (used for) provided by investing activities	(2,269,302)	300,902
Cash flows from financing activities
Net (decrease) in short-term borrowings	(759,312)	(3,812,494)
Proceeds from issuance of long-term debt and bank notes	—	2,102,951
Repayment of long-term debt and bank notes	(279,009)	(1,256,983)
Purchases of treasury stock	(5,748)	—
Net increase (decrease) in deposits	2,248,246	9,614,804
Capital contributions from Morgan Stanley	—	273,138
Dividends paid to Morgan Stanley	—	(850,000)
Dividends paid	(87,759)	—

Net cash provided by financing activities	1,116,418	6,071,416
Effect of exchange rate changes on cash and cash equivalents	(24,592)	13,365

Net increase in cash and cash equivalents	1,695,624	7,726,404
Cash and cash equivalents, at beginning of period	8,787,095	874,357

Cash and cash equivalents, at end of period	$10,482,719	$8,600,761

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$998,259	$843,640

Income taxes, net of income tax refunds	$233,062	$185,690

Non-cash transactions:
Exchange of retained seller’s interest for certificated beneficial interests in DCENT	$750,000	$315,000

Capital contributions from Morgan Stanley	$—	$(94,309)

See Notes to Consolidated and Combined Financial Statements.

Notes to Consolidated and Combined Financial Statements

(unaudited)

1.	Background and Basis of Presentation

Description of Business. Discover Financial Services (“DFS” or the “Company”) is a leading credit card issuer and electronic payment services company. The Company’s business segments include U.S. Card and Third-Party Payments. The U.S. Card segment includes Discover Card-branded credit cards issued to individuals and small businesses on Discover’s signature card network (the “Discover Network”) and other consumer products and services, including installment loans, prepaid cards and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary. The Third-Party Payments segment includes the PULSE Network (“PULSE”), an automated teller machine, debit and electronic funds transfer network; Diners Club International (“Diners Club”), a global payments network; and the Company’s third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.

On March 31, 2008, the Company sold its U.K. credit card business (“Goldfish”) to Barclays Bank PLC. This business represented substantially all of the Company’s International Card segment. The International Card segment is presented in discontinued operations in this report. See Note 2: Discontinued Operations for further details.

Distribution. On December 19, 2006, Morgan Stanley announced that its Board of Directors had authorized the spin-off of its Discover segment. On June 30, 2007, the Company was spun-off from Morgan Stanley through the distribution of DFS shares to holders of Morgan Stanley common stock (the “Distribution”). Prior to the Distribution, the Discover segment consisted of Discover Financial Services, a wholly-owned subsidiary of Morgan Stanley, as well as certain other subsidiaries and assets related to credit card operations in the United Kingdom, which are presented in discontinued operations, that were contributed to the Discover segment by Morgan Stanley in conjunction with the Distribution.

Basis of Presentation. The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated or combined financial statements. In the opinion of management, the financial statements reflect all adjustments which are necessary for a fair statement of the results for the quarter. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and related disclosures. Actual results could differ from these estimates. These interim consolidated and combined financial statements should be read in conjunction with the Company’s 2007 audited consolidated and combined financial statements filed with the Company’s annual report on Form 10-K for the year ended November 30, 2007.

The financial statements presented in this quarterly report for periods on or after the Distribution are presented on a consolidated basis and include the results of operations, financial condition and cash flows of the Company and its wholly-owned subsidiaries. The financial statements for the periods prior to the Distribution are presented on a combined basis and reflect the historical combined results of operations, financial condition and cash flows of the Morgan Stanley subsidiaries that comprised its Discover segment (as described above) for the periods presented. The combined statements of income for periods prior to the Distribution reflect intercompany expense allocations made to the Discover segment by Morgan Stanley for certain corporate functions such as treasury, financial control, human resources, internal audit, legal, investor relations and various other functions historically provided by Morgan Stanley. Where possible, these allocations were made on a specific identification basis. Otherwise, such expenses were allocated by Morgan Stanley based on relative percentages of headcount or some other basis depending on the nature of the cost that was allocated. These historical cost allocations may not be indicative of costs the Company has incurred since the spin-off and will incur in the future to obtain these same services as an independent entity. See Note 14: Related Party Transactions for further information on expenses allocated by Morgan Stanley.

The historical financial results in the combined financial statements presented for periods prior to the Distribution may not be indicative of the results that would have been achieved had the Company operated as a separate, stand-alone entity during those periods. The combined financial statements presented for those periods do not reflect any changes that have occurred or may yet occur in the financing and operations of the Company as a result of the Distribution. The Company has a capital structure different from the capital structure in the combined financial statements for those periods and accordingly, interest expense is not necessarily indicative of the interest expense the Company would have incurred as a separate, independent company. However, management believes that the combined financial statements presented for periods prior to the Distribution include all adjustments necessary for a fair presentation of the business. All intercompany balances and transactions of the Company have been eliminated.

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether unvested equity-based awards are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for the Company beginning December 1, 2009 and cannot be adopted early. All prior period earnings per share data presented in financial statements that are issued after the effective date shall be adjusted retrospectively to conform to the new guidance. The adoption of FSP EITF 03-6-1 will not impact the Company’s financial condition, results of operations or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Statement No. 160”). Statement No. 160 will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. A noncontrolling interest (or minority interest) is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Statement No. 160 establishes accounting and reporting standards for noncontrolling interests and for the deconsolidation of a subsidiary, topics for which there had been limited authoritative guidance. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements rather than a liability or a “mezzanine equity” item. Statement No. 160 is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not currently have any subsidiaries that get deconsolidated or for which a noncontrolling interest exists. As such, the adoption of Statement No. 160 is not expected to have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

On February 7, 2008, the Company and Barclays Bank PLC entered into a definitive sale and purchase agreement relating to the sale of £129 million of net assets (equivalent to approximately $258 million) of the Company’s Goldfish business, previously reported as the International Card segment. The Company completed the sale of the Goldfish business to Barclays Bank PLC on March 31, 2008. The aggregate sale price under the agreement was £35 million (equivalent to approximately $70 million), which was paid in cash at closing.

The Company has reclassified the net assets of the Goldfish business to discontinued operations and restated prior periods for comparability. The Company recorded an after tax loss from discontinued operations of $123.9 million for the nine months ended August 31, 2008. The results for the nine months ended August 31, 2008 included a pretax loss on the sale of the business of $222.4 million ($153.1 million after tax), which included the write-down of $36.7 million of other intangibles that had previously been measured at fair value on a non-recurring basis, partially offset by pretax income of the Goldfish business of $48.4 million ($29.2 million after tax) which included gains from the sale of other assets.

Assets and liabilities of discontinued operations related to the sale of the Company’s Goldfish business are as follows (dollars in thousands):

	August 31, 2008	November 30, 2007
Assets:
Cash and cash equivalents	$7,244	$701,628
Loan receivables and other assets	27,023	3,224,775

Total assets	34,267	3,926,403

Liabilities:
Borrowings	—	2,925,426
Other liabilities	372	173,044

Total liabilities	372	3,098,470

Net assets	$33,895	$827,933

The following table provides summary financial information for discontinued operations related to the sale of the Company’s Goldfish business (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
Revenues(1)	$2,008	$77,852	$130,363	$223,912

Income (loss) from discontinued operations	$3,483	$(60,863)	$48,395	$(164,172)
Loss on the sale of discontinued operations(2)	(1,598)	—	(222,428)	—

Pretax income (loss) from discontinued operations	1,885	(60,863)	(174,033)	(164,172)
Income tax expense (benefit)(2)	732	(18,952)	(50,176)	(55,061)

Income (loss) from discontinued operations, net of tax	$1,153	$(41,911)	$(123,857)	$(109,111)

(1)	Revenues are the sum of net interest income and other income.
(2)	Loss on the sale of discontinued operations for the nine months ended August 31, 2008 includes a $27.1 realization of cumulative foreign currency translation adjustments which were previously recorded net of tax. As a result, there is no tax impact for the nine months ended August 31, 2008 related to the realization of cumulative foreign currency translation adjustments.

3.	Loan Receivables

Loan receivables consist of the following (dollars in thousands):

	August 31, 2008	November 30, 2007
Loans held for sale	$—	$—
Loan portfolio:
Credit card	20,241,785	20,345,787
Commercial loans	446,900	234,136

Total credit card, including consumer and commercial	20,688,685	20,579,923
Other consumer loans	1,078,798	251,194

Total loan portfolio	21,767,483	20,831,117

Total loan receivables	21,767,483	20,831,117
Allowance for loan losses	(959,769)	(759,925)

Net loan receivables	$20,807,714	$20,071,192

Net proceeds from loan sales are as follows (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
Net proceeds from credit card securitizations	$1,167,393	$898,850	$5,562,195	$6,193,090
Net proceeds from mortgage and installment loan sales	—	23,013	—	77,342

Total net proceeds from loan sales	$1,167,393	$921,863	$5,562,195	$6,270,432

Activity in the allowance for loan losses is as follows (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
Balance at beginning of period	$846,775	$644,701	$759,925	$703,917
Additions:
Provision for loan losses	364,838	145,827	881,439	437,701
Deductions:
Charge-offs	(292,395)	(201,648)	(807,036)	(635,157)
Recoveries	40,551	40,578	125,441	122,997

Net charge-offs	(251,844)	(161,070)	(681,595)	(512,160)

Balance at end of period	$959,769	$629,458	$959,769	$629,458

Information regarding net charge-offs of interest and fee revenues are as follows (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$63,544	$39,345	$182,670	$129,485
Loan fees accrued subsequently charged off, net of recoveries (recorded as a reduction to loan fee income)	$27,441	$16,436	$78,426	$58,050

Information regarding loan receivables that are over 90 days delinquent and accruing interest and loan receivables that are not accruing interest is as follows (dollars in thousands):

	August 31, 2008	November 30, 2007
Loans over 90 days delinquent and accruing interest	$329,037	$271,227
Loans not accruing interest	$115,877	$102,286

4.	Investment Securities

The Company’s investment securities consist of the following (dollars in thousands):

	August 31, 2008	November 30, 2007
U.S. Treasury and other U.S. government agency obligations	$17,341	$23,160
States and political subdivisions of states	70,275	61,091
Certificated retained interests in DCENT	1,024,542	310,861
Asset-backed commercial paper notes	72,091	108,681
Other securities	14,506	21,646

Total investment securities	$1,198,755	$525,439

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At August 31, 2008
Investment Securities—Available-for-Sale(1)
Certificated retained interests in DCENT	$1,065,000	$—	$(40,458)	$1,024,542
Asset-backed commercial paper notes	72,091	—	—	72,091
Other equity securities	816	—	(515)	301

Total investment securities—available-for-sale	$1,137,907	$—	$(40,973)	$1,096,934

Investment Securities—Held-to-Maturity(2)
U.S. Treasury and other U.S. government agency obligations	$1,594	$1	$—	$1,595
States and political subdivisions of states	70,275	502	(10,297)	60,480
Mortgage-backed securities	15,747	42	(69)	15,720
Other debt securities	14,205	—	—	14,205

Total investment securities—held-to-maturity	$101,821	$545	$(10,366)	$92,000

At November 30, 2007
Investment Securities—Available for Sale(1)
Certificated retained interests in DCENT	$315,000	$—	$(4,139)	$310,861
Asset-backed commercial paper notes	108,681		—	108,681
Other equity securities	2,000	—	(705)	1,295

Total investment securities—available-for-sale	$425,681	$—	$(4,844)	$420,837

Investment Securities—Held-to-Maturity(2)
U.S. Treasury and other U.S. government agency obligations	$5,930	$3	$—	$5,933
States and political subdivisions of states	61,091	388	(4,379)	57,100
Mortgage-backed securities	17,230	192	(37)	17,385
Other debt securities	20,351	—	—	20,351

Total investment securities—held-to-maturity	$104,602	$583	$(4,416)	$100,769

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.

Certificated retained interests in DCENT are certificated Class B and C notes issued by the Discover Card Execution Note Trust (“DCENT”), which the Company now holds as other retained beneficial interests. During the three and nine months ended August 31, 2008, the Company exchanged $165 million and $750 million, respectively, of its seller’s interest in the Discover Card Master Trust I for the issuance of certificated Class B and C notes which had the effect of reducing its seller’s interest, previously included in loan receivables. Fair values of the certificated Class B and C notes issued by DCENT are estimated utilizing market pricing data for investments with similar terms. Fair values of other investments are based on quoted market prices utilizing public information for similar transactions where available. For more information, see Note 12: Fair Value Disclosures. The changes in the fair value of available-for-sale investment securities are recorded in other comprehensive income. During the three and nine months ended August 31, 2008, the Company recorded $21.5 million and $36.1 million, respectively, of gross unrealized losses ($13.5 million and $22.7 million, respectively, net of tax) and no unrealized gains through other comprehensive income.

For the three and nine months ended August 31, 2008, the Company recorded a $5.3 million and $36.6 million other-than-temporary impairment, respectively, on its investment in the asset-backed commercial paper notes of Golden Key U.S. LLC, which invested in mortgage-backed securities. These notes had a principal amount of $120.1 million and, as of August 31, 2008, a market value of $72.1 million. These notes are no longer traded, and as such, fair value of the notes is determined utilizing a valuation analysis, reflecting an estimate of the market value of the assets held by the issuer. The notes were priced to yield 5.40%; however, the Company has not recorded any interest income or discount accretion on these notes. The Company continues to monitor the value of the investment. Future valuations may result in further impairment of the Company’s investment.

5.	Business Combinations

On June 30, 2008, the Company purchased Diners Club for $168 million in cash from Citibank, N.A. The Company acquired the Diners Club brand, trademarks, employees, and license agreements with 44 network participants that issue Diners Club cards and that maintain an acceptance network consisting of merchant and cash access locations in 185 countries worldwide. Diners Club licensees were not included in the acquisition. Under the terms of the purchase, Citibank agreed to remain a significant long-term international issuer on the Diners Club network. Discover is not issuing cards or extending consumer credit in international markets as a result of the transaction. Diners Club is included in the Company’s Third-Party Payments segment. Since the acquisition date, the results of operations and cash flows of Diners Club have been included in the Company’s consolidated results of operations and cash flows, although no pro forma data is provided as the impact of the Diners Club acquisition was not significant to the Company’s consolidated results of operations or cash flows.

The Company will account for its purchase of Diners Club using the purchase method under which the purchase price will be allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the acquisition. The Company allocated $20.0 million of the purchase price to tangible net assets acquired based on their fair values at June 30, 2008. However, the Company has not completed its valuation analysis of identified intangible assets acquired and therefore, has preliminarily recorded the remaining $151.6 million of excess purchase price and acquisition-related costs in other assets as of August 31, 2008. A final valuation analysis of Diners Club assets acquired and liabilities assumed as of June 30, 2008 is expected to be completed by the Company in the fourth quarter of 2008, at which time the purchase price allocation will be finalized and any remaining excess purchase price will be recorded in goodwill at that time.

6.	Deposits

The Company’s deposits consist of brokered and direct certificates of deposit, money market deposit accounts, and, to a lesser degree, deposits payable upon demand.

A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	August 31, 2008	November 30, 2007
Certificates of deposit in amounts less than $100,000	$21,562,963	$19,385,024
Certificates of deposit in amounts of $100,000 or greater	1,214,194	775,717
Savings deposits, including money market deposit accounts	4,101,136	4,482,776

Total interest-bearing deposit accounts	$26,878,293	$24,643,517

Average annual interest rate	4.77%	5.18%

Certificates of deposit had the following maturities at August 31, 2008 (dollars in thousands):

Fiscal Year Ended November 30,	Amount
2008	$2,165,529
2009	$6,700,524
2010	$5,440,680
2011	$2,465,141
2012	$2,405,720
Thereafter(1)	$3,599,563

(1)	Includes certificates of deposit which may be called by the Company prior to their contractual maturity at specific intervals of time.

7.	Long-Term Borrowings

Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the outstanding amounts and general terms of the Company’s long-term borrowings (dollars in thousands):

	August 31, 2008		November 30, 2007
Funding source	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Bank notes	$249,947	2.95%	$249,856	5.03%	3-month LIBOR + 15 basis points	February 2009
Secured borrowings	801,053	3.21%	1,080,063	5.67%	Commercial paper rate + 50 basis points	December 2010(1)
Unsecured borrowings:
Floating rate senior notes	400,000	3.31%	400,000	6.23%	3-month LIBOR + 53 basis points	June 2010
Fixed rate senior notes	399,283	6.45%	399,222	6.45%	6.45% fixed	June 2017

Total unsecured borrowings	799,283		799,222
Capital lease obligations	3,980	6.26%	4,952	6.26%	6.26% fixed	various

Total long-term borrowings	$1,854,263		$2,134,093

(1)	Repayment is dependent upon the available balances of the cash collateral accounts at the various maturities of underlying securitization transactions, with final maturity in December 2010.

The Company entered into a 59-month $2.5 billion unsecured credit agreement that became effective July 2, 2007. The credit agreement provides for a revolving credit commitment of up to $2.5 billion (of which the Company may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). As of August 31, 2008, the Company had no outstanding balances due under the facility. The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate, LIBOR, the EURIBOR or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitment may be terminated upon an event of default.

8.	Employee Benefit Plans

The Company sponsors defined benefit pension and other postretirement plans for its eligible U.S. employees. Net periodic benefit cost expensed by the Company includes the following components (dollars in thousands):

	Pension
	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
Service cost, benefits earned during the period	$4,206	$4,243	$12,618	$13,892
Interest cost on projected benefit obligation	4,998	4,675	14,994	14,577
Expected return on plan assets	(6,009)	(5,987)	(18,027)	(16,934)
Net amortization	(560)	(431)	(1,680)	599

Net periodic benefit cost	$2,635	$2,500	$7,905	$12,134

	Postretirement
	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
Service cost, benefits earned during the period	$269	$274	$807	$822
Interest cost on projected benefit obligation	361	328	1,083	984
Net amortization	(116)	(138)	(348)	(414)

Net periodic benefit cost	$514	$464	$1,542	$1,392

9.	Income Taxes

Income tax expense from continuing operations consists of the following (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
Current:
U.S. federal	$155,222	$178,024	$444,919	$445,423
U.S. state and local	3,235	11,604	44,609	34,436
International	395	2	399	5

Total	158,852	189,630	489,927	479,864
Deferred:
U.S. federal	(59,012)	(37,546)	(108,426)	(30,367)
U.S. state and local	(4,955)	(6,159)	(10,145)	(6,351)

Total	(63,967)	(43,705)	(118,571)	(36,718)

Income tax expense	$94,885	$145,925	$371,356	$443,146

The following table reconciles the Company’s effective tax rate from continuing operations to the U.S. federal statutory income tax rate:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.4	1.8	3.2	1.8
State examinations and settlements	(3.9)	—	(1.1)	—
Non-deductible spin-off costs	—	1.4	—	0.4
Other	0.2	(0.8)	0.4	(0.2)

Effective income tax rate	34.7%	37.4%	37.5%	37.0%

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

10.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. On June 30, 2007, the Distribution by Morgan Stanley was completed to the Morgan Stanley stockholders of one share of DFS common stock for every two shares of Morgan Stanley common stock held on June 18, 2007. As a result, on July 2, 2007, the Company had 477,235,927 shares of common stock outstanding and this number of shares is being utilized for the calculation of basic and diluted EPS for the periods prior to the date of Distribution.

The following table presents the calculation of basic and diluted EPS (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$178,900	$244,151	$619,272	$754,225
Income (loss) from discontinued operations, net of tax	1,153	(41,911)	(123,857)	(109,111)

Net income	$180,053	$202,240	$495,415	$645,114

Denominator:
Weighted average shares of common stock outstanding	479,618	477,272	479,138	477,248
Effect of dilutive stock options and restricted stock units	4,510	2,799	4,187	1,030

Weighted average shares of common stock outstanding and common stock equivalents	484,128	480,071	483,325	478,278

Basic earnings per share:
Income from continuing operations	$0.38	$0.51	$1.29	$1.57
Income (loss) from discontinued operations, net of tax	—	(0.09)	(0.26)	(0.22)

Net income	$0.38	$0.42	$1.03	$1.35

Diluted earnings per share:
Income from continuing operations	$0.37	$0.51	$1.28	$1.57
Income (loss) from discontinued operations, net of tax	—	(0.09)	(0.25)	(0.22)

Net income	$0.37	$0.42	$1.03	$1.35

The following securities are considered anti-dilutive and therefore are excluded from the computation of diluted EPS (shares in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
Number of anti-dilutive securities (stock options and restricted stock units)	5,076	927	5,994	658

11.	Commitments, Contingencies and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2018. At August 31, 2008, future minimum payments on leases with remaining terms in excess of one year, consist of the following (dollars in thousands):

	August 31, 2008
	Capitalized Leases	Operating Leases
2008	$395	$1,398
2009	1,579	5,881
2010	1,579	5,552
2011	790	4,508
2012	—	4,535
Thereafter	—	17,203

Total minimum lease payments	4,343	$39,077

Less: amount representing interest	363

Present value of net minimum lease payments	$3,980

Unused commitments to extend credit. At August 31, 2008, the Company had unused commitments to extend credit for consumer and commercial loans of approximately $213 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

Guarantees. The Company has certain obligations under certain guarantee arrangements, including contracts and indemnification agreements that contingently require the Company to make payments to a guaranteed party based on changes in an underlying asset, liability or equity security of a guaranteed party, rate or index. Also included as guarantees are contracts that contingently require the Company to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. The Company’s use of guarantees is disclosed below by type of guarantee.

Discontinued Operations. Under the sale and purchase agreement to sell the Company’s Goldfish business, the Company indemnified the purchasers of the Goldfish business, including Barclays Bank PLC, against certain liabilities and losses. Such indemnities are customary in sale and purchase transactions and are contingent upon the purchasers incurring liabilities or losses that are not otherwise recoverable from third parties. Indemnification obligations of the Company include those related to the enforceability and transferability of the Goldfish credit card receivables. The maximum potential payments by the Company under the enforceability and transferability indemnification obligations is £129 million, and Barclays Bank PLC must provide notice to the Company of any such claims within 12 months of the transaction closing date, March 31, 2008. At August 31, 2008, there were no material amounts recorded in the Company’s consolidated financial statements related to indemnification obligations under the agreement for the sale of the Goldfish business, and management believes that there is a low probability of any future material payments under these arrangements.

Securitized Asset Representations and Warranties. As part of the Company’s securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. The Company has not recorded any contingent liability in the consolidated and combined financial statements for these representations and warranties, and management believes that the probability of any payments under these arrangements is low.

Diners Club. Diners Club has entered into contractual relationships with certain international merchants, which generally include travel-related businesses, for the benefit of all Diners Club licensees. The licensees hold the primary liability to settle the transactions of their cardmembers with these merchants. However, Diners Club retains a counterparty exposure if a licensee fails to meet its financial payment obligation to one of these merchants. While Diners Club has contractual remedies to offset this counterparty exposure, in the event that all licensees were to become unable to settle their transactions with these merchants, the Company estimates its maximum potential counterparty exposure to be approximately $600 million based on historical transaction volume with these merchants.

Additionally, Diners Club retains counterparty exposure if a licensee fails to settle amounts resulting from cardmember transactions processed in the territory of another licensee. While Diners Club has contractual remedies to offset this counterparty exposure, in the event all licensees were to become unable to settle their transactions with another licensee, the Company estimates its maximum potential counterparty exposure to be approximately $12 million based on historical transaction volume between licensees.

With regard to the two counterparty exposures discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s insignificant historical losses with regard to these counterparty exposures. As of August 31, 2008, the Company has not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

Merchant Chargeback Guarantees. The Company issues credit cards and owns and operates the Discover Network in the United States. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the cardholder and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the cardholder’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its cardholder’s account. The Discover Network will then charge back the transaction to the merchant or merchant acquirer. If the Discover Network is unable to collect the amount from the merchant or merchant acquirer, it will bear the loss for the amount credited or refunded to the cardholder. In most instances, a payment requirement by the Discover Network is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not scheduled to be provided to the cardholder until some later date following the purchase, the likelihood of payment by the Discover Network increases. The maximum potential amount of future payments related to these contingent liabilities is estimated to be the portion of the total Discover Network transaction volume processed to date for which timely and valid disputes may be raised under applicable law and relevant issuer and cardholder agreements. However, the Company believes that amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

The table below summarizes certain information regarding merchant chargeback guarantees from continuing operations:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
Losses related to merchant chargebacks (in thousands)	$6,134	$1,427	$9,387	$5,029
Aggregate transaction volume(1) (in millions)	$25,897	$24,382	$74,731	$70,086

(1)	Represents period transactions processed on Discover Network to which a potential liability exists, which, in aggregate, can differ from credit card sales volume.

As of August 31, 2008 and November 30, 2007, there were no material amounts recorded for merchant chargeback guarantees in the Company’s consolidated and combined statements of financial condition. The Company mitigates this risk by withholding settlement from merchants and merchant acquirers or obtaining escrow deposits from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services and certain merchant behavior.

The table below provides information regarding the settlement withholdings and escrow deposits (dollars in thousands):

	August 31, 2008	November 30, 2007
Settlement withholdings and escrow deposits	$57,492	$52,683

Settlement withholdings and escrow deposits are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated statement of financial condition.

12.	Fair Value Disclosures

In accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments for which it is practical to estimate fair value.

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	August 31, 2008		November 30, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$10,475,475	$10,475,475	$8,085,467	$8,085,467
Investment securities:
Available-for-sale	$1,096,934	$1,096,934	$420,837	$420,837
Held-to-maturity	$101,821	$92,000	$104,602	$100,769
Net loan receivables	$20,807,714	$20,969,720	$20,071,192	$20,215,713
Amounts due from asset securitization	$2,647,860	$2,647,860	$3,041,215	$3,041,215
Other assets:
Derivative financial instruments	$4,626	$4,626	$2,643	$2,643

Financial Liabilities
Deposits	$26,959,253	$27,087,646	$24,711,313	$24,782,822
Short-term borrowings	$—	$—	$250,000	$250,000
Long-term borrowings	$1,854,263	$1,774,444	$2,134,093	$2,091,902
Accrued expenses and other liabilities:
Derivative financial instruments	$2,130	$2,130	$19,532	$19,532

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

Investment securities available-for-sale. Investment securities classified as available-for-sale are recorded at their fair values. Fair values of certificated retained interests in Class B and C notes issued by DCENT are estimated utilizing market pricing data for investments with similar terms. Fair values of other investments are based on quoted market prices utilizing public information for similar transactions where available.

Investment securities held-to-maturity. The estimated fair values of investment securities classified as held-to-maturity are based on quoted market prices utilizing public information for comparable transactions or estimated from market pricing data.

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

Amounts due from asset securitization. Carrying values of the portion of amounts due from asset securitization that are short-term in nature approximate their fair values. Fair values of the remaining assets recorded in amounts due from asset securitization reflect the present value of estimated future cash flows utilizing management's best estimate of key assumptions with regard to credit card receivable performance and interest rate environment projections.

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

Derivative financial instruments. As part of its interest rate risk management program, the Company may enter into interest rate swap agreements with institutions that are established dealers and that maintain certain minimum credit criteria established by the Company. The values of these agreements are derived using models which use primarily market observable inputs such as interest yield curves, credit curves and option volatility, and are recorded in other assets at their gross positive fair values and accrued expenses and other liabilities at their gross negative fair values.

The table that follows summarizes the interest rate swap agreements outstanding (dollars in thousands):

	Notional Amount	Weighted Average Years to Maturity	Estimated Fair Value
August 31, 2008
Interest rate swap agreements	$678,000	10.6
Gross positive fair value			$4,626
Gross negative fair value			(2,130)

Total interest rate swap agreements	$678,000	10.6	$2,496

November 30, 2007
Interest rate swap agreements	$1,000,500	10.1
Gross positive fair value			$2,643
Gross negative fair value			(10,112)

Total interest rate swap agreements	$1,000,500	10.1	$(7,469)

For the three months ended August 31, 2008 and 2007, other income included gains of $0.8 million and losses of $6.0 million, respectively, related to these interest rate swap agreements and for the nine months ended August 31, 2008 and 2007, other income included losses of $0.1 million and $21.9 million, respectively, related to these interest rate swap agreements. For each period, the amounts recorded in other income were related to the change in fair value of these contracts that did not qualify as fair value hedges. Interest expense includes amortization related to the fair value adjustment to interest-bearing deposits existing prior to de-designation and the basis adjustment existing on the hedged interest-bearing deposits relating to the risk being hedged. Interest expense also includes any ineffectiveness related to certain derivatives designated and qualifying as fair value hedges. For the three months ended August 31, 2008 and 2007, interest expense included $4.3 million and $1.1 million in contra-expense, respectively, related to these contracts. For the nine months ended August 31, 2008 and 2007, interest expense included $15.6 million in contra-expense and $1.0 million in expense, respectively, related to these contracts.

Other income also included gains and losses related to foreign currency exchange contracts. For the three months ended August 31, 2007, other income included losses of $4.1 million related to these contracts. For the nine months ended August 31, 2008 and 2007, other income included gains of $13.7 million and losses of $4.1 million, respectively, related to these contracts. At November 30, 2007, the Company had an outstanding foreign currency exchange contract with a notional amount of £226 million entered into during 2007 to economically hedge short-term funding provided to a U.K. subsidiary of the Company with a non-dollar currency denomination, the borrowing of which is eliminated in consolidation. The fair value of the contract was a negative $9.4 million at November 30, 2007, and was included in accrued expenses and other liabilities in the consolidated statements of financial condition. The Company had no outstanding foreign currency exchange contracts at August 31, 2008.

In accordance with Statement No. 157, the following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at August 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at August 31, 2008

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at August 31, 2008
Assets
Investment securities—available-for-sale	$301	$1,024,542	$72,091	$1,096,934
Amounts due from asset securitization(1)	$—	$—	$1,715,797	$1,715,797
Derivative financial instruments(2)	$—	$4,626	$—	$4,626
Liabilities
Derivative financial instruments(2)	$—	$2,130	$—	$2,130

(1)	Balances represent only the portion of amounts due from asset securitization measured at fair value.
(2)	The Company does not offset the fair value of derivative contracts with a negative fair value against the fair value of contracts with a positive fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

	Balance at May 31, 2008	Total Realized and Unrealized Gains (Losses) Included in Income		Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at August 31, 2008
Assets
Amounts due from asset securitization(1)	$1,780,128	$(32,780	)(2)	$(31,551)	$—	$1,715,797
Investment securities—available-for-sale	$77,408	$(5,317	)(3)	$—	$—	$72,091

(1)	Balances represent only the portion of amounts due from asset securitization measured at fair value.
(2)	This unrealized loss is recorded in securitization income in the consolidated statement of income.
(3)	This unrealized loss is recorded in loss from investments in the consolidated statement of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

	Balance at November 30, 2007	Total Realized and Unrealized Gains (Losses) Included in Income		Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at August 31, 2008
Assets
Amounts due from asset securitization(1)	$2,029,220	$(1,608	)(2)	$(311,815)	$—	$1,715,797
Investment securities—available-for-sale	$—	$(36,590	)(3)	$—	$108,681	$72,091

(1)	Balances represent only the portion of amounts due from asset securitization measured at fair value.
(2)	This unrealized loss is recorded in securitization income in the consolidated statement of income.
(3)	This unrealized loss is recorded in the loss from investments in the consolidated statement of income.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

At August 31, 2008, the Company also had assets that under certain conditions would be subject to measurement at fair value on a non-recurring basis, which consisted of those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired; however, no impairment losses have occurred relative to any of these assets since they were initially recorded at acquisition. When and if recognition of these assets at their fair value is necessary, such measurements would be determined utilizing Level 3 inputs. For information on assets subject to measurement at fair value on a non-recurring basis relating to the Company’s Goldfish business, see Note 2: Discontinued Operations.

As of August 31, 2008, the Company has not made any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.

13.	Segment Disclosures

The Company’s business activities are managed in two segments: U.S. Card and Third-Party Payments.

•

U.S. Card. The U.S. Card segment includes Discover Card-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including installment loans, prepaid cards and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary.

•

Third-Party Payments. The Third-Party Payments segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and the Company’s third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.

On March 31, 2008, the Company sold its Goldfish business to Barclays Bank PLC. This business represented substantially all of the Company’s International Card segment. The International Card segment is presented in discontinued operations in this report. See Note 2: Discontinued Operations for further details.

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•

Segment information is presented on a managed basis because management considers the performance of the entire managed loan portfolio in managing the business. A managed basis presentation, which is a non-GAAP presentation, involves reporting securitized loans with our owned loans in the managed basis statements of financial conditions and reporting the earnings on securitized loans in the same manner as the owned loans instead of as securitized income. The managed basis presentation generally reverses the effects of securitization transactions.

•

Other accounting policies applied to the operating segments are consistent with the accounting policies described in Note 2: Summary of Significant Accounting Policies to the audited consolidated and combined financial statements included in the Company’s annual report on Form 10-K for the year ended November 30, 2007.

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the U.S. Card segment.

•	Through its operation of the Discover Network, the U.S Card segment incurs fixed marketing, servicing and infrastructure costs, which are not specifically allocated among the operating segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	Income taxes are not specifically allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis				GAAP Basis
For the Three Months Ended	U.S. Card	Third-Party Payments(1)	Total	Securitization Adjustment(2)	Total
August 31, 2008
Interest income	$1,637,588	$662	$1,638,250	$(956,558)	$681,692
Interest expense	534,870	17	534,887	(229,244)	305,643

Net interest income	1,102,718	645	1,103,363	(727,314)	376,049
Provision for loan losses	754,028	—	754,028	(389,190)	364,838
Other income	482,311	54,686	536,997	338,124	875,121
Other expense	585,760	26,787	612,547	—	612,547

Income from continuing operations before income tax expense	245,241	$28,544	$273,785	$—	$273,785

August 31, 2007
Interest income	$1,626,214	$594	$1,626,808	$(951,944)	$674,864
Interest expense	703,024	—	703,024	(385,900)	317,124

Net interest income	923,190	594	923,784	(566,044)	357,740
Provision for loan losses	418,349	—	418,349	(272,522)	145,827
Other income	481,060	29,465	510,525	293,522	804,047
Other expense	605,264	20,620	625,884	—	625,884

Income from continuing operations before income tax expense	$380,637	$9,439	$390,076	$—	$390,076

For the Nine Months Ended
August 31, 2008
Interest income	$4,861,739	$1,823	$4,863,562	$(2,907,005)	$1,956,557
Interest expense	1,754,450	19	1,754,469	(796,137)	958,332

Net interest income	3,107,289	1,804	3,109,093	(2,110,868)	998,225
Provision for loan losses	1,962,633	—	1,962,633	(1,081,194)	881,439
Other income	1,539,796	126,087	1,665,883	1,029,674	2,695,557
Other expense	1,754,685	67,030	1,821,715	—	1,821,715

Income from continuing operations before income tax expense	$929,767	$60,861	$990,628	$—	$990,628

August 31, 2007
Interest income	$4,709,530	$1,726	$4,711,256	$(2,786,530)	$1,924,726
Interest expense	1,990,471	19	1,990,490	(1,118,137)	872,353

Net interest income	2,719,059	1,707	2,720,766	(1,668,393)	1,052,373
Provision for loan losses	1,268,674	—	1,268,674	(830,973)	437,701
Other income	1,497,367	89,395	1,586,762	837,420	2,424,182
Other expense	1,779,750	61,733	1,841,483	—	1,841,483

Income from continuing operations before income tax expense	$1,168,002	$29,369	$1,197,371	$—	$1,197,371

(1)	Diners Club was acquired on June 30, 2008.
(2)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.

14.	Related Party Transactions

Related Party Transactions with Morgan Stanley prior to the Distribution

Morgan Stanley ceased to be a related party to the Company effective upon the Distribution on June 30, 2007. Prior to the Distribution, Morgan Stanley provided a variety of products and services to the Company or on the Company’s behalf and the Company provided certain products and services to Morgan Stanley. Subsequent to the Distribution, certain arrangements with Morgan Stanley have continued in accordance with the Transition Services Agreement and other agreements by and between Morgan Stanley and the Company (see the Company’s annual report on Form 10-K for the year ended November 30, 2007). Transactions with Morgan Stanley subsequent to the Distribution are not isolated from those conducted with other unrelated third parties and are thus not included in the information provided below.

Information provided for the three and nine months ended August 31, 2007 only includes transactions with Morgan Stanley through the date of Distribution, June 30, 2007, as Morgan Stanley was not considered a related party subsequent to the Distribution. Amounts due from or to Morgan Stanley are not provided for November 30, 2007 or August 31, 2008, as Morgan Stanley was not a related party at either date.

The Company paid dividends to Morgan Stanley during the three and nine months ended August 31, 2008 of $350 million and $850 million, respectively. The following table summarizes amounts recorded in the consolidated and combined financial statements as a result of related party transactions with Morgan Stanley (dollars in thousands):

	For the Three Months Ended	For the Nine Months Ended
	August 31, 2007	August 31, 2007
Interest expense:
Federal Funds purchased	$—	$29,514
Short-term borrowings	31,963	113,201
Long-term borrowings	—	31,123
Amortization of brokerage commissions	2,333	16,223
Servicing and administrative fees	1,541	19,415

Other income:
Gain on the sale of mortgage loans	602	2,375
Rental income	417	3,056
Amortization of underwriting fees on credit card securitizations	(789)	(5,640)

Other expense:
Rent expense	466	2,965
Transaction processing related to consumer loans	341	2,845

The table below summarizes intercompany expense allocations by functional area(1) (dollars in thousands):

	For the Three Months Ended	For the Nine Months Ended
	August 31, 2007	August 31, 2007
Company IT	$—	$2,608
Company Management(2)	1,799	13,071
Finance	2,158	13,973
Legal and Compliance	1,025	7,021
Strategy, Administration and other	3,170	14,944

Total Morgan Stanley allocations	$8,152	$51,617

(1)	Allocations based on percentage of total expenses of each functional area versus line item specific allocations. Majority of allocations relates to compensation expense.
(2)	Represents allocations of Morgan Stanley senior management costs.

15.	Subsequent Events

On September 16, 2008, the Company’s board of directors declared a cash dividend of $0.06 per share. The cash dividend is payable on October 22, 2008, to stockholders of record at the close of business on October 1, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements and related notes included elsewhere in this quarterly report. This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. These forward-looking statements speak only as of the date of this quarterly report, and there is no undertaking to update or revise them as more information becomes available. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the actions and initiatives of current and potential competitors; our ability to manage credit risks and securitize our receivables at acceptable rates and under sale accounting treatment; changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; the availability and cost of funding and capital; access to U.S. debt and deposit markets; losses in our investment portfolio; the ability to increase or sustain Discover Card usage or attract new cardmembers and introduce new products or services; our ability to attract new merchants and maintain relationships with current merchants; our ability to successfully integrate the Diners Club International network and maintain relationships with network participants; material security breaches of key systems; unforeseen and catastrophic events; our reputation; the potential effects of technological changes; the effect of political, economic and market conditions and geopolitical events; unanticipated developments relating to lawsuits, investigations or similar matters; the impact of current, pending and future legislation, regulation and regulatory and legal actions, including the Federal Reserve Board’s proposed amendments limiting or modifying certain credit card practices; our ability to attract and retain employees; the ability to protect our intellectual property; the impact of our separation from Morgan Stanley; the impact of any potential future acquisitions; investor sentiment; and the restrictions on our operations resulting from indebtedness incurred during our separation from Morgan Stanley. Additional factors that could cause our results to differ materially from those described below can be found under “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended November 30, 2007 and “Part II. Other Information — Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended May 31, 2008, filed with the SEC and available at the SEC's internet site (http://www.sec.gov).

Introduction and Overview

Discover Financial Services is a leading credit card issuer and electronic payment services company with one of the most recognized brands in U.S. financial services. We offer credit cards and prepaid cards as well as other financial products and services to qualified customers. We are also a leader in payment processing and related services for merchants and financial institutions. Our fiscal year ends on November 30 of each year.

We continue to increase acceptance of cards issued on our signature card network (the “Discover Network”) among small and mid-sized merchants in the United States through agreements with third-party acquirers. The purchase of Diners Club International (“Diners Club”), completed on June 30, 2008, provides us with another strong brand name and continues our progress toward increasing acceptance worldwide. As we achieve interoperability between Diners Club and the Discover Network over the next two to three years, we expect Discover Network cardholders to be able to use their cards at merchants that accept Diners Club cards around the world, and Diners Club cardholders to be able to use their cards on the Discover Network in North America. The results of Diners Club are included in the Third-Party Payments segment.

Our primary revenues come from interest income earned on loan receivables, securitization income derived from the transfer of credit card loan receivables to securitization trusts and subsequent issuance of beneficial interests through securitization transactions, and fees earned from cardmembers, merchants and issuers. The primary expenses required to operate our business include funding costs (interest expense), loan losses, cardmember rewards, and expenses incurred to grow and service our loan receivables (e.g., compensation expense and marketing).

Our business activities are funded primarily through the process of asset securitization, the raising of consumer deposits, and both secured and unsecured debt. In a credit card securitization, loan receivables are first transferred to the securitization trust, from which beneficial interests are issued to investors. We continue to own and service the accounts that generate the securitized loans. The trusts utilized by us to facilitate asset securitization transactions are not our subsidiaries. These trusts are excluded from our consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Because our securitization activities qualify as sales under GAAP and accordingly are not treated as secured financing transactions, we remove credit card loan receivables equal to the amount of the investor interests in securitized loans from our consolidated statements of financial condition. As a result, asset securitizations have a significant effect on our consolidated and combined financial statements in that the portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer recorded in our consolidated and combined statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions. See “—Accounting Treatment for Off-Balance Sheet Securitizations” below for information regarding proposed amendments to the accounting standards applicable to asset securitizations and see “—Outlook” below for a discussion of the current state of the securitization markets.

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

Managed loan data is relevant because we service the securitized and owned loans, and the related accounts, in the same manner without regard to ownership of the loans. Therefore, management believes it is useful for investors to consider the credit performance of the entire managed loan portfolio to understand the quality of loan originations and the related credit risks inherent in the owned portfolio and retained interests in our securitizations.

Financial measures using managed data are non-GAAP financial measures. Whenever managed data is presented in this quarterly report, a reconciliation of the managed data to the most directly comparable GAAP-basis financial measure is provided. See “—GAAP to Managed Data Reconciliations.”

Third Quarter Highlights

•

During the third quarter of 2008, we experienced growth in revenues (net interest income plus other income) as a result of Discover Card volume, installment loan growth and strong transaction volume in our payments business as compared to the third quarter of 2007. Managed loans grew to $50 billion, from $47 billion, reflecting growth in both credit card and installment loans. Card volume grew year over year as sales volumes and balance transfers grew 5% and 11%, respectively, over the prior year. Our payments business volume increased by 48% over the prior year to $35 billion, including a $5 billion volume contribution from Diners Club.

•

The consumer credit environment continues to be challenging. The managed net charge-off rate for the quarter was 5.20% and the managed over 30 days delinquency rate was 3.85% at the end of the period. The owned charge-off rate and owned over 30 days delinquency rate were 4.76% and 3.58%, respectively, for the quarter. Additionally, the loan loss reserve rate increased to 4.41% in the quarter compared to 3.28% in the third quarter of 2007.

•

We increased our liquidity reserve by $1.2 billion since May 31, 2008 to $9.6 billion. Growth in funding in the quarter was achieved primarily through our deposit gathering channels. Deposit balances grew by approximately $2.2 billion, with approximately half the growth coming from direct-to-consumer deposits. We also completed two securitization transactions resulting in proceeds of $1.2 billion during the quarter.

•

On June 30, 2008, we purchased Diners Club for $168 million in cash, expanding our credit and debit payments business globally. At the end of the quarter, Diners Club is consolidated into our statement of financial condition, and two months of its operating results are included in our consolidated statements of income.

Outlook

Our financial results continue to be adversely impacted by the challenging consumer credit environment and capital market conditions, which began with declines in the housing markets, rising unemployment and the write-down of mortgage-related securities, and spread to other financial instruments and the financial markets more generally. We believe deterioration in the consumer credit environment in the United States has been driven primarily by decreased availability of credit to consumers, rising unemployment levels, declining housing prices and rising energy costs. We recorded higher provision for loan losses this quarter as a result of higher charge-offs, owned loan growth and in anticipation of higher future charge-off rates. We have been experiencing a trend of a greater percent of delinquent accounts flowing into later stages of delinquency and eventually into charge- off. Although our underwriting and portfolio management strategies and geographic diversity are designed to manage exposure to credit losses, the delinquency trend and continued challenges in the consumer credit environment are likely to lead to a higher charge-off rate.

Deterioration in the capital markets, which has caused many financial institutions to seek additional capital, merge with larger and stronger financial institutions and, in some cases, fail, has led to concerns by market participants about the stability of financial markets generally and the strength of counterparties. We believe these concerns have resulted in a contraction of available credit, even for the most credit-worthy borrowers. Historically, we have used the asset-backed securities market as an important source of funding. The continued disruption in the capital markets has resulted in higher costs of and reduced access to asset-backed securitization funding. Due to recent market events, the public asset-backed securitization market has not been available at volumes and pricing levels that would be attractive to us. Our last public asset-backed securitization transaction was on June 18, 2008. It is difficult to predict if or when securitization markets will return to historical capacity and pricing levels.

Our response to the disruptions in the securitization markets has been and we anticipate will continue to be increased utilization of brokered and direct-to-consumer deposit channels. As of August 31, 2008, we had total deposits of $27.0 billion. Our use of deposit funding is dependent upon consumers choosing to deposit funds with our banking subsidiary, Discover Bank, and the willingness of third-party brokers to sell our deposits to their customers. Future market developments, as well as changes in consumer and market perceptions, could impact our ability to maintain and increase our deposit funding levels. An inability to obtain deposit funding in the future would materially adversely affect our liquidity position, financial condition and funding costs.

We have approximately $2.6 billion in public asset-backed securities maturing during the fourth quarter of 2008. As the downturn in execution levels in the capital markets is expected to continue, we anticipate that some or all of the fourth quarter maturities will be funded through our deposit channels. This shift will result in higher levels of owned loan receivables, a related increase in allowance for loan losses and a greater reduction in the value of the interest-only strip receivable. We also have $1.5 billion of unutilized commitments from third-party commercial paper asset-backed conduits for securitization funding, including a $750 million conduit facility established in the third quarter.

The interest rate environment remains a challenge to our business. Since August 31, 2008, LIBOR has moved to significantly higher levels. If LIBOR remains elevated during the fourth quarter, we will experience higher interest expense on our off-balance sheet borrowings resulting in a reduction in our securitization income and a decline in the value of our interest-only strip receivable.

Our payments business continues to be an area of opportunity for us. Our payments business grew its transaction volume in the third quarter, which we expect to continue throughout the rest of this year and into next year, as this business continues to benefit from new and existing relationships with financial institutions. The addition of Diners Club enhances our opportunities in the global payments business. However, we will begin to incur interoperability and integration costs associated with Diners Club and, therefore, do not expect Diners Club to contribute to future results at the same level as in the third quarter.

Accounting Treatment for Off-Balance Sheet Securitizations

The Financial Accounting Standards Board (“FASB”) has issued proposed amendments to Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended (“Statement No. 140”), and FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). Under the proposed amendment to Statement No. 140, the concept of a qualifying special purpose entity (“QSPE”) has been eliminated. QSPEs are currently exempt from the consolidation provisions of FIN 46R and, as a result, amendments to that standard are being considered as well. Exposure Drafts for proposed amendments to each standard were issued on September 15, 2008, and each is subject to a 60-day public comment period. Based on comments it may receive and other considerations, the FASB may revise the amendments before issuing final guidance. The changes to these standards, if adopted as proposed, may make it more difficult for us to maintain or establish sale accounting treatment in connection with transfers of financial assets in securitization transactions and could result in consolidation of the securitization entities by us. This would have a significant impact on our consolidated financial statements. For example, the impact of the potential consolidation, if applied as of August 31, 2008, may require us to add approximately $27 billion of securitized receivables to our assets, add the related debt issued to third-party investors to our liabilities, and reclassify amounts due from securitization. As proposed, each amended standard would become effective for us on December 1, 2009. For a discussion of certain risks to us associated with the proposed amendments, see the discussion under “Part II. Other Information—Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended May 31, 2008. In addition, a new FASB Staff Position, which will require additional disclosures for securitization activities prior to the effective date of the amendments to Statement No. 140 and FIN 46R, is expected to be effective for us as early as December 1, 2008. On September 15, 2008, the federal banking agencies issued a joint press release stating that they are evaluating the potential impact that these proposals could have on banking organizations’ financial statements, regulatory capital, and other regulatory requirements.

Legislative and Regulatory Developments

The Federal Reserve Board has proposed significant amendments to regulations that would limit or modify certain credit card practices, including, but not limited to, restrictions on applying rate increases to existing balances, payment allocation and default pricing. The Federal Reserve Board has indicated it hopes to publish final rules by the end of the year. We do not know the content of the final amendments nor the resulting impact from the amendments at this time. If the amendments are adopted as proposed, the amendments would have a material adverse effect on our results of operations. For a discussion of certain risks to us associated with the proposed amendments, see the discussion under “Part II. Other Information—Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended May 31, 2008. In September, the U.S. House of Representatives approved a bill that would impose restrictions similar to those proposed by the Federal Reserve Board, but Congress did not take final action on this legislation before adjourning.

The Federal Deposit Insurance Corporation has proposed amendments to the deposit insurance assessment rates. The proposed amendments are subject to a 30 day public comment period. If adopted as proposed, we would have to pay higher deposit insurance assessments.

*    *    *

The remaining discussion provides a summary of our results of operations for the three and nine months ended August 31, 2008 and 2007, as well as our financial condition at August 31, 2008 and November 30, 2007. All information and comparisons are based on continuing operations.

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

U.S. Card. The U.S. Card segment includes Discover Card-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including installment loans, prepaid cards and other consumer lending and deposit products offered through our Discover Bank subsidiary.

Third-Party Payments. The Third-Party Payments segment includes the PULSE Network (“PULSE”), an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and our third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis				GAAP Basis
For the Three Months Ended	U.S. Card	Third-Party Payments(1)	Total	Securitization Adjustment(2)	Total
August 31, 2008
Interest income	$1,637,588	$662	$1,638,250	$(956,558)	$681,692
Interest expense	534,870	17	534,887	(229,244)	305,643

Net interest income	1,102,718	645	1,103,363	(727,314)	376,049
Provision for loan losses	754,028	—	754,028	(389,190)	364,838
Other income	482,311	54,686	536,997	338,124	875,121
Other expense	585,760	26,787	612,547	—	612,547

Income from continuing operations before income tax expense	$245,241	$28,544	$273,785	$—	$273,785

August 31, 2007
Interest income	$1,626,214	$594	$1,626,808	$(951,944)	$674,864
Interest expense	703,024	—	703,024	(385,900)	317,124

Net interest income	923,190	594	923,784	(566,044)	357,740
Provision for loan losses	418,349	—	418,349	(272,522)	145,827
Other income	481,060	29,465	510,525	293,522	804,047
Other expense	605,264	20,620	625,884	—	625,884

Income from continuing operations before income tax expense	$380,637	$9,439	$390,076	$—	$390,076

For the Nine Months Ended
August 31, 2008
Interest income	$4,861,739	$1,823	$4,863,562	$(2,907,005)	$1,956,557
Interest expense	1,754,450	19	1,754,469	(796,137)	958,332

Net interest income	3,107,289	1,804	3,109,093	(2,110,868)	998,225
Provision for loan losses	1,962,633	—	1,962,633	(1,081,194)	881,439
Other income	1,539,796	126,087	1,665,883	1,029,674	2,695,557
Other expense	1,754,685	67,030	1,821,715	—	1,821,715

Income from continuing operations before income tax expense	$929,767	$60,861	$990,628	$—	$990,628

August 31, 2007
Interest income	$4,709,530	$1,726	$4,711,256	$(2,786,530)	$1,924,726
Interest expense	1,990,471	19	1,990,490	(1,118,137)	872,353

Net interest income	2,719,059	1,707	2,720,766	(1,668,393)	1,052,373
Provision for loan losses	1,268,674	—	1,268,674	(830,973)	437,701
Other income	1,497,367	89,395	1,586,762	837,420	2,424,182
Other expense	1,779,750	61,733	1,841,483	—	1,841,483

Income from continuing operations before income tax expense	$1,168,002	$29,369	$1,197,371	$—	$1,197,371

(1)	Diners Club was acquired on June 30, 2008.
(2)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.

The segment discussions that follow for the three and nine months ended August 31, 2008 and 2007 are on a managed basis.

U.S. Card

The U.S. Card segment reported pretax income of $245.2 million for the three months ended August 31, 2008, down $135.4 million, or 36%, as compared to August 31, 2007. The decrease in pretax income was driven by higher provision for loan losses, which was partially offset by an increase in net interest income. Provision for loan losses increased $335.7 million, or 80%, as a result of higher net charge-offs and a higher reserve rate, each of which is reflective of current economic conditions and recent delinquency trends, as well as owned loan growth. Net interest income increased $179.5 million, or 19%, when compared to the same period in 2007, reflecting widening net interest margins benefiting from lower cost of funds as our borrowing costs declined as a result of the Federal Reserve’s interest rate reductions in the first half of 2008 and amortization of balance transfer fees previously recorded in loan fee income. Other expenses decreased $19.5 million, or 3%, due to lower marketing expenditures, lower depreciation expense on information technology equipment and lower legal fees during the three months ended August 31, 2008, partially offset by higher compensation expenses. Other income was relatively flat as an increase in discount and interchange revenue was offset by the inclusion of balance transfer fee amortization in interest income beginning in the third quarter of 2008.

The U.S. Card segment reported pretax income of $929.8 million for the nine months ended August 31, 2008, down $238.2 million, or 20%, as compared to August 31, 2007. The decrease in pretax income was driven by higher provision for loan losses, which was partially offset by increased net interest income. Provision for loan losses increased $694.0 million, or 55%, as a result of higher net charge-offs and a higher reserve rate, each of which is reflective of current economic conditions and recent delinquency trends, as well as owned loan growth. Net interest income increased $388.2 million, or 14%, as interest income benefited from higher average loan receivables as well as an increase in the level of interest-earning assets related to the liquidity reserve, partially offset by an increase in borrowings to support the asset growth. The lower interest rate environment drove down our cost of funds significantly, but was partially offset by lower interest income earned on our floating rate interest-earning assets. Other income increased $42.4 million, or 3%, due to an increase in discount and interchange revenue partially offset by the inclusion of balance transfer fee amortization in interest income beginning in the third quarter of 2008. Other expenses decreased $25.0 million, or 1%, due to lower legal fees partially offset by higher compensation expenses.

The managed loan balance of $50.4 billion at August 31, 2008 was up 6% from August 31, 2007. This increase in loans is attributable to increases in credit card sales, installment loans and balance transfers in addition to lower payment rates. The weakening economic environment adversely impacted cardmember delinquencies and charge-offs. The managed over 30 days delinquency rate for the segment, including non-credit card loans, was 3.85%, 69 basis points higher than last year, and the managed credit card over 30 days delinquency rate was 3.92%, up 76 basis points from last year. For the three months ended August 31, 2008, the managed segment and credit card charge-off rates were 5.20% and 5.28%, up 154 and 161 basis points from the three and nine months ended August 31, 2007, respectively. For the nine months ended August 31, 2008, the managed segment and credit card charge-off rates were 4.84% and 4.90%, up 101 and 107 basis points from the comparable prior year periods, respectively. Our loan growth combined with the deterioration in the credit environment led to a $113.0 million increase to our reserves over and above our net charge-offs for the quarter.

Third-Party Payments

The Third-Party Payments segment continues to produce solid results. Volume, revenues and pretax income all grew significantly in the third quarter of 2008 as compared to the third quarter of 2007. Our volumes continue to benefit from new issuers and increased volume from existing issuers. This increase in volume coupled with higher fee income and the inclusion of Diners Club results for July and August drove increases in revenues and pretax income.

The Third-Party Payments segment reported pretax income of $28.5 million for the three months ended August 31, 2008, up $19.1 million as compared to the three months ended August 31, 2007. The increase in pretax income was driven by increased revenues from transaction growth and an increase in fee revenue, as well as a $7.2 million contribution from Diners Club. Third-Party Payments volume was $35.3 billion, up 48% compared to last year, reflecting the impact of new issuers, increased volume from existing issuers and the addition of July and August Diners Club volume of $5.2 billion. Diners Club volume is derived from data provided by licensees for Diners Club-branded cards issued outside of North America and is subject to subsequent revision or amendment.

The Third-Party Payments segment reported pretax income of $60.9 million for the nine months ended August 31, 2008, up $31.5 million, as compared to August 31, 2007. The increase in pretax income was driven by increased revenues from transaction growth, $5.2 million in revenue related to two separate one-time contractual payments and an increase in fee revenue, as well as a $7.2 million contribution from Diners Club, partially offset by marketing and pricing incentives. Third-Party Payments volume was $91.1 billion, up 35% compared to last year, reflecting the impact of new issuers, increased volume from existing issuers and the addition of July and August Diners Club volume of $5.2 billion.

GAAP to Managed Data Reconciliations

Securitized loans against which beneficial interests have been issued to third parties are removed from our consolidated statements of financial condition. Instances in which we retain certificated beneficial interests in the securitization transactions result in a reduction to loan receivables of the amount of the retained interest and a corresponding increase in available-for-sale investment securities. The portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer recorded in our consolidated and combined statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions. Management believes it is useful for investors to consider the credit performance of the entire managed loan portfolio to understand the quality of loan originations and the related credit risks inherent in the owned portfolio and retained interests in securitization. Loan receivables on a GAAP (or owned) basis and related performance measures, including yield, charge-offs and delinquencies can vary from those presented on a managed basis. Generally, loan receivables included in the securitization trusts are derived from accounts that are more seasoned, while owned loan receivables represent a greater concentration of newer accounts, occurring as a result of the degree to which receivables from newer accounts are added to the trusts. The seasoning of an account is measured by the age of the account relationship. In comparison to more seasoned accounts, loan receivables of newer accounts typically carry lower interest yields resulting from introductory offers to new cardmembers and lower charge-offs and delinquencies.

Beginning with “—Earnings Summary,” the discussion of GAAP results is presented on a consolidated and combined basis with any material differences between segment performance specifically identified. The table that follows provides a GAAP to managed data reconciliation of loan receivables and related statistics that are impacted by asset securitization:

Reconciliation of GAAP to Managed Data

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
	(dollars in thousands)
Loan Receivables
Total Loans
GAAP Basis	$21,767,483	$19,170,450	$21,767,483	$19,170,450
Securitization Adjustment	28,659,822	28,273,657	28,659,822	28,273,657

Managed Basis	$50,427,305	$47,444,107	$50,427,305	$47,444,107

Average Total Loans
GAAP Basis	$21,053,804	$19,812,392	$20,820,031	$20,127,794
Securitization Adjustment	27,965,279	27,204,080	27,629,914	26,630,250

Managed Basis	$49,019,083	$47,016,472	$48,449,945	$46,758,044

Interest Yield
GAAP Basis	11.41%	11.20%	10.72%	10.80%
Securitization Adjustment	13.61%	13.88%	14.00%	13.94%
Managed Basis	12.67%	12.75%	12.59%	12.59%

Net Principal Charge-off Rate
GAAP Basis	4.76%	3.23%	4.36%	3.39%
Securitization Adjustment	5.54%	3.97%	5.21%	4.16%
Managed Basis	5.20%	3.66%	4.84%	3.83%

Delinquency Rate (over 30 days)
GAAP Basis	3.58%	2.81%	3.58%	2.81%
Securitization Adjustment	4.06%	3.40%	4.06%	3.40%
Managed Basis	3.85%	3.16%	3.85%	3.16%

Delinquency Rate (over 90 days)
GAAP Basis	1.73%	1.31%	1.73%	1.31%
Securitization Adjustment	2.00%	1.60%	2.00%	1.60%
Managed Basis	1.88%	1.48%	1.88%	1.48%
Credit Card Loans
Credit Card Loans
GAAP Basis	$20,688,685	$19,078,441	$20,688,685	$19,078,441
Securitization Adjustment	28,659,822	28,273,657	28,659,822	28,273,657

Managed Basis	$49,348,507	$47,352,098	$49,348,507	$47,352,098

Average Credit Card Loans
GAAP Basis	$20,202,845	$19,722,180	$20,205,528	$20,035,079
Securitization Adjustment	27,965,279	27,204,080	27,629,914	26,630,250

Managed Basis	$48,168,124	$46,926,260	$47,835,442	$46,665,329

Interest Yield
GAAP Basis	11.45%	11.22%	10.73%	10.82%
Securitization Adjustment	13.61%	13.88%	14.00%	13.94%
Managed Basis	12.70%	12.76%	12.62%	12.60%

Net Principal Charge-off Rate
GAAP Basis	4.92%	3.24%	4.47%	3.40%
Securitization Adjustment	5.54%	3.97%	5.21%	4.16%
Managed Basis	5.28%	3.67%	4.90%	3.83%

Delinquency Rate (over 30 days)
GAAP Basis	3.72%	2.80%	3.72%	2.80%
Securitization Adjustment	4.06%	3.40%	4.06%	3.40%
Managed Basis	3.92%	3.16%	3.92%	3.16%

Delinquency Rate (over 90 days)
GAAP Basis	1.81%	1.31%	1.81%	1.31%
Securitization Adjustment	2.00%	1.60%	2.00%	1.60%
Managed Basis	1.92%	1.48%	1.92%	1.48%

Critical Accounting Policies

In preparing the consolidated and combined financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in the consolidated and combined financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in the consolidated and combined financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain cases, could have a material adverse effect on our consolidated financial condition. Management has identified the policies related to the estimation of the allowance for loan losses, the accounting for asset securitization transactions, interest income recognition, the accrual of cardmember rewards cost, the evaluation of goodwill for potential impairment and accrual of income taxes as critical accounting policies.

These critical accounting policies are discussed in greater detail in our annual report on Form 10-K for the year ended November 30, 2007. That discussion can be found within Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Critical Accounting Policies. There have not been any material changes in the critical accounting policies from those discussed in our annual report on Form 10-K for the year ended November 30, 2007.

Earnings Summary

The following table outlines changes in the consolidated and combined statements of income for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2008 vs. 2007 increase (decrease)		For the Nine Months Ended August 31,		2008 vs. 2007 increase (decrease)
	2008	2007	$	%	2008	2007	$	%
Interest income	$681,692	$674,864	$6,828	1%	$1,956,557	$1,924,726	$31,831	2%
Interest expense	305,643	317,124	(11,481)	(4%)	958,332	872,353	85,979	10%

Net interest income	376,049	357,740	18,309	5%	998,225	1,052,373	(54,148)	(5%)
Provision for loan losses	364,838	145,827	219,011	150%	881,439	437,701	443,738	101%

Net interest income after provision for loan losses	11,211	211,913	(200,702)	(95%)	116,786	614,672	(497,886)	(81%)
Other income	875,121	804,047	71,074	9%	2,695,557	2,424,182	271,375	11%
Other expense	612,547	625,884	(13,337)	(2%)	1,821,715	1,841,483	(19,768)	(1%)

Income from continuing operations before income tax expense	273,785	390,076	(116,291)	(30%)	990,628	1,197,371	(206,743)	(17%)
Income tax expense	94,885	145,925	(51,040)	(35%)	371,356	443,146	(71,790)	(16%)

Income from continuing operations	$178,900	$244,151	$(65,251)	(27%)	$619,272	$754,225	$(134,953)	(18%)

Income from continuing operations for the three months ended August 31, 2008 was $178.9 million, down 27% compared to the three months ended August 31, 2007, driven by higher provision for loan losses partially offset by higher other income. Other income increased $71.1 million due to an increase in securitization income and other income, partially offset by lower loan fee income. The provision for loan losses increased reflecting higher net charge-offs as a result of the weakening economic environment.

Income from continuing operations for the nine months ended August 31, 2008 was $619.3 million, down 18% compared to the nine months ended August 31, 2007, driven by higher provision for loan losses and lower net interest income, partially offset by higher other income. Net interest income decreased $54.1 million due to an increase in interest expense, partially offset by an increase in interest income. The provision for loan losses increased reflecting higher net charge-offs and a higher allowance for loan losses as a result of the weakening economic environment. Other income increased primarily due to higher securitization income which resulted from higher excess spread on securitized loans.

Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets which we own and the interest expense incurred to finance those assets. Net interest margin represents interest income, net of interest expense, as a percentage of total interest-earning assets. Our interest-earning assets consist of loan receivables, our liquidity reserve which includes Federal Funds sold and money market mutual funds, certain retained interests in securitization transactions included in amounts due from asset securitization and investment securities. Interest-earning assets do not include investor interests in securitization transactions that have been transferred to third parties since they are not assets which we own. Similarly, interest income does not include the interest yield on the related loans. Our interest-bearing liabilities consist primarily of deposits, both brokered and direct. Net interest income is influenced by the following:

•	The level and composition of interest-earning assets and liabilities, including the percentage of floating rate credit card loan receivables we own and percentage of floating rate liabilities we owe;

•	Changes in the interest rate environment, including the levels of interest rates and the relationship between interest rate indices;

•	Credit performance of our loans, particularly with regard to charge-offs of finance charges which reduce interest income;

•	The terms of certificates of deposit upon initial offering, including maturity and interest rate; and

•	Effectiveness of interest rate swaps in our interest rate risk management program.

Net interest income increased $18.3 million, or 5%, during the three months ended August 31, 2008, as compared to the three months ended August 31, 2007, related to an $11.5 million decrease in interest expense and $6.8 million increase in interest income. During the three months ended August 31, 2008, our net interest income improved because of lower cost of funds and amortization of balance transfer fees previously included in loan fee income. But the lower interest rate environment also negatively impacted the return on our interest-earning assets and, therefore, our net interest margin, which decreased 45 basis points to 4.57% for the three months ended August 31, 2008 as compared to 5.02% for the three months ended August 31, 2007.

The decline in interest expense was due to a 79 basis point decrease in our cost of funds to 4.52%, reflecting the effect of the declining interest rate environment on our floating rate liabilities as well as lower issuance costs on new certificates of deposit. This was offset in part by a higher level of funding needed to support the growth of our interest-earning assets, specifically related to installment and credit card loan growth and a higher level of liquidity. The increase in interest income reflected this higher level of assets as well as the inclusion of $33.3 million of balance transfer fee amortization in interest income beginning in the third quarter of 2008, previously reported in loan fee income. This was partially offset by the impact of a lower interest rate environment on our floating rate assets, specifically amounts due from securitization, our liquidity reserve and a portion of loan receivables, 40% of which earned interest at floating rates for the three months ended August 31, 2008 as compared to 48% in the prior comparative period. Interest income was also adversely impacted by an increase in finance charge charge-offs related to the deteriorating credit performance of our loan receivables.

Net interest income decreased $54.1 million, or 5%, and net interest margin decreased 106 basis points to 4.09% during the nine months ended August 31, 2008, as compared to the nine months ended August 31, 2007, related to an $85.9 million increase in interest expense partially offset by a $31.8 million increase in interest income. During the nine months ended August 31, 2008, our net interest income declined because of a higher level of borrowings and lower interest rates earned on our floating rate interest-earning assets, which also negatively impacted our net interest margin. However, these declines were partially offset by a lower cost of funds, interest earned on our loan installment products and the inclusion of balance transfer fee amortization in interest income.

The increase in interest expense was largely due to our higher average funding levels in 2008. Partially offsetting this increase in funding levels was the impact of a 52 basis point decrease to 4.73% in our cost of funds for the nine months ended August 31, 2008 as a result of the lower interest rate environment. Interest income increased due to the higher average liquidity reserve and installment loan growth as well as the inclusion of $33.3 million of balance transfer fee amortization in interest income beginning in the third quarter of 2008, previously reported in loan fee income. These increases were partially offset by higher finance charge charge-offs in addition to the impact of a lower interest rate environment on our floating rate assets, specifically our liquidity reserve, amounts due from securitization and loan receivables, 41% of which earned interest at floating rates for the nine months ended August 31, 2008 as compared to 54% in the prior comparative period.

Average Balance Sheet Analysis

	For the Three Months Ended
	August 31, 2008			August 31, 2007
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits	$5,555,331	2.26%	$31,551	$—	—	$—
Federal Funds sold	3,041,721	2.16%	16,527	5,581,086	5.29%	74,424
Commercial paper	—	—	—	15,622	5.38%	212
Investment securities	1,062,374	5.38%	14,372	99,009	5.47%	1,366
Loans:(1)
Credit cards(2)	20,202,845	11.45%	581,417	19,722,180	11.22%	557,814
Other consumer loans	850,959	10.58%	22,630	90,212	6.21%	1,413

Total loans	21,053,804	11.41%	604,047	19,812,392	11.20%	559,227
Other interest-earning assets	2,043,924	2.96%	15,195	2,739,813	5.74%	39,635

Total interest-earning assets	32,757,154	8.28%	681,692	28,247,922	9.48%	674,864
Allowance for loan losses	(859,279)			(647,472)
Other assets	3,069,261			2,687,810
Assets of discontinued operations	104,014			4,117,181

Total assets	$35,071,150			$34,405,441

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(3)	$20,814,101	4.93%	257,756	$17,809,420	5.21%	233,872
Money market deposits	4,193,590	2.75%	29,027	3,114,087	5.31%	41,672
Other interest-bearing deposits	36,538	0.85%	78	27,766	3.20%	224

Total interest-bearing deposits	25,044,229	4.56%	286,861	20,951,273	5.22%	275,768
Borrowings:
Short-term borrowings	(175)	—	—	689,693	5.52%	9,598
Long-term borrowings	1,861,695	4.01%	18,782	2,064,251	6.10%	31,758

Total borrowings	1,861,520	4.01%	18,782	2,753,944	5.96%	41,356

Total interest-bearing liabilities	26,905,749	4.52%	305,643	23,705,217	5.31%	317,124
Other liabilities and stockholders’ equity:
Liabilities of discontinued operations	8,428			2,964,220
Other liabilities and stockholders’ equity	8,156,973			7,736,004

Total other liabilities and stockholders’ equity	8,165,401			10,700,224

Total liabilities and stockholders’ equity	$35,071,150			$34,405,441

Net interest income			$376,049			$357,740

Net interest margin(4)		4.57%			5.02%
Interest rate spread(5)		3.76%			4.17%

	For the Nine Months Ended
	August 31, 2008			August 31, 2007
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits	$4,331,181	2.71%	$88,227	$—	—	$—
Federal Funds sold	3,792,038	2.94%	83,868	3,896,393	5.30%	155,134
Commercial paper	2,213	4.63%	77	15,563	5.37%	627
Investment securities	825,931	5.15%	31,985	93,157	5.50%	3,843
Loans:(1)
Credit cards(2)	20,205,528	10.73%	1,629,161	20,035,079	10.82%	1,627,904
Other consumer loans	614,503	10.40%	48,033	92,715	5.91%	4,112

Total loans	20,820,031	10.72%	1,677,194	20,127,794	10.80%	1,632,016
Other interest-earning assets	2,718,728	3.68%	75,206	3,070,102	5.78%	133,106

Total interest-earning assets	32,490,122	8.01%	1,956,557	27,203,009	9.43%	1,924,726
Allowance for loan losses	(829,134)			(661,947)
Other assets	2,920,965			2,525,194
Assets of discontinued operations	1,756,000			3,582,878

Total assets	$36,337,953			$32,649,134

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(3)	$20,566,987	5.04%	778,918	$15,232,558	5.14%	588,043
Money market deposits	4,413,010	3.31%	109,837	3,557,530	5.31%	141,923
Other interest-bearing deposits	42,894	1.07%	346	37,310	3.53%	989

Total interest-bearing deposits	25,022,891	4.73%	889,101	18,827,398	5.17%	730,955
Borrowings:
Short-term borrowings	4,658	3.86%	135	2,127,182	5.48%	87,504
Long-term borrowings	1,946,686	4.72%	69,096	1,187,208	6.05%	53,894

Total borrowings	1,951,344	4.72%	69,231	3,314,390	5.68%	141,398

Total interest-bearing liabilities	26,974,235	4.73%	958,332	22,141,788	5.25%	872,353
Other liabilities and stockholders’ equity:
Liabilities of discontinued operations	1,288,822			2,686,940
Other liabilities and stockholders’ equity	8,074,896			7,820,406

Total other liabilities and stockholders’ equity	9,363,718			10,507,346

Total liabilities and stockholders’ equity	$36,337,953			$32,649,134

Net interest income			$998,225			$1,052,373

Net interest margin(4)		4.09%			5.15%
Interest rate spread(5)		3.29%			4.18%

(1)	Average balances of loan receivables include non-accruing loans and these loans are therefore included in the yield calculations. If these balances were excluded, there would not be a material impact on the amounts reported above.
(2)	Interest income on credit card loans includes $33.3 million of amortization of balance transfer fees for the three and nine months ended August 31, 2008.
(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed rate funding to floating rate funding.
(4)	Net interest margin represents net interest income as a percentage of total interest-earning assets.
(5)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended August 31, 2008 vs. August 31, 2007			For the Nine Months Ended August 31, 2008 vs. August 31, 2007
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in net interest income due to changes in:
Interest-earning assets:
Interest-earning deposits	$31,551	$—	$31,551	$88,227	$—	$88,227
Federal Funds sold	(25,174)	(32,723)	(57,897)	(4,046)	(67,220)	(71,266)
Commercial paper	(106)	(106)	(212)	(474)	(76)	(550)
Investment securities	13,165	(159)	13,006	28,553	(411)	28,142
Loans:
Credit cards	12,876	10,727	23,603	19,142	(17,885)	1,257
Other consumer loans	19,585	1,632	21,217	38,690	5,231	43,921

Total loans	32,461	12,359	44,820	57,832	(12,654)	45,178
Other interest-earning assets	(8,404)	(16,036)	(24,440)	(13,892)	(44,008)	(57,900)

Total interest income	43,493	(36,665)	6,828	156,200	(124,369)	31,831
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	94,391	(70,507)	23,884	210,070	(19,195)	190,875
Money market deposits	61,340	(73,985)	(12,645)	42,994	(75,080)	(32,086)
Other interest-bearing deposits	349	(495)	(146)	211	(854)	(643)

Total interest-bearing deposits	156,080	(144,987)	11,093	253,275	(95,129)	158,146
Borrowings:
Short-term borrowings	(4,800)	(4,798)	(9,598)	(67,376)	(19,993)	(87,369)
Long-term borrowings	(2,890)	(10,086)	(12,976)	34,739	(19,537)	15,202

Total borrowings	(7,690)	(14,884)	(22,574)	(32,637)	(39,530)	(72,167)

Total interest expense	148,390	(159,871)	(11,481)	220,638	(134,659)	85,979

Net interest income	$(104,897)	$123,206	$18,309	$(64,438)	$10,290	$(54,148)

(1)	The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality

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

For the three months ended August 31, 2008, the provision for loan losses increased $219.0 million, or 150%, compared with the three months ended August 31, 2007, primarily reflecting higher net charge-offs as a result of higher bankruptcies and the deteriorating economic environment as well as an increase in the level of the allowance for loan losses due to higher loan balances and an increase in the loan loss reserve rate. By comparison, for the three months ended August 31, 2007, we decreased the level of allowance for loan losses by $15.2 million, reflecting improved credit performance during that period.

For the nine months ended August 31, 2008, the provision for loan losses increased $443.7 million, or 101%, compared with the nine months ended August 31, 2007, reflecting an increase in the level of allowance for loan losses and higher net charge-offs. In the nine months ended August 31, 2008, we added $199.8 million to the allowance for loan losses, reflecting loan growth and an increase in the loan loss reserve rate due to higher delinquencies which we believe is primarily attributable to the U.S. housing and mortgage issues and a deteriorating economic environment. For the nine months ended August 31, 2007, we decreased the level of allowance for loan losses by $74.5 million, reflecting improved credit performance and slightly lower loan balances.

The allowance for loan losses increased $330.3 million, or 52%, at August 31, 2008, as compared to August 31, 2007. The higher level was attributable to rising delinquency and charge-off rates on credit card loan receivables, as well as higher loan portfolio balances driven by growth in credit card loan receivables and other consumer loans. The factors impacting the changes in credit quality across these periods are discussed further in “–Net Charge-offs” and “–Delinquencies” below.

Allowance for Loan Losses

The following table provides a summary of the allowance for loan losses (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
Balance at beginning of period	$846,775	$644,701	$759,925	$703,917
Additions:
Provision for loan losses	364,838	145,827	881,439	437,701
Deductions:
Charge-offs	(292,395)	(201,648)	(807,036)	(635,157)
Recoveries	40,551	40,578	125,441	122,997

Net charge-offs	(251,844)	(161,070)	(681,595)	(512,160)

Balance at end of period	$959,769	$629,458	$959,769	$629,458

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

The following table presents amounts and rates of net charge-offs of loan receivables (dollars in thousands):

	For the Three Months Ended August 31,				For the Nine Months Ended August 31,
	2008		2007		2008		2007
Net charge-offs	$251,844	4.76%	$161,070	3.23%	$681,595	4.36%	$512,160	3.39%

The net charge-off rate on our loan receivables increased 153 basis points and 97 basis points for the three and nine months ended August 31, 2008, respectively, as compared to the respective prior year periods. The higher net charge-off rate in both periods was due to higher delinquencies beginning in the fourth quarter of 2007, reflecting the weakening economic environment, the declining U.S. housing markets and mortgage industry and an increase in bankruptcy-related charge-offs.

Delinquencies and Non-Performing Loans

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

The following table presents the amounts and delinquency rates of loan receivables over 30 days delinquent, loans receivables over 90 days delinquent and accruing interest and loan receivables that are not accruing interest, regardless of delinquency (dollars in thousands):

	August 31, 2008		November 30, 2007
	$	%	$	%
Loans over 30 days delinquent	$780,060	3.58%	$678,963	3.26%
Loans over 90 days delinquent and accruing interest	$329,037	1.51%	$271,227	1.30%
Loans not accruing interest	$115,877	0.53%	$102,286	0.49%

The delinquency rates of loans over 30 days delinquent and loans over 90 days delinquent and accruing interest increased 32 basis points and 21 basis points, respectively, at August 31, 2008, as compared to November 30, 2007. This increase in both measures reflected a weaker economic environment and the declining U.S. housing markets and mortgage industry. Delinquency rates normally rise as charge-offs rise, however, in 2008, we experienced a pattern of charge-offs rising faster than delinquencies because a greater percentage of delinquent accounts are now flowing into the later stages of delinquency and eventually into charge-off and also because of an increase in consumer bankruptcy filings.

Loan receivables are placed on non-accrual status upon receipt of notification of the bankruptcy or death of a cardmember and as part of certain collection management processes. Loan receivables not accruing interest at August 31, 2008 increased 4 basis points to 0.53%, as compared to November 30, 2007, as a result of an increase in bankruptcy notifications.

Other Income

The following discussion presents the significant components of and changes in other income which are shown in the table below (dollars in thousands):

	For the Three Months Ended August 31,		2008 vs. 2007 increase (decrease)		For the Nine Months Ended August 31,		2008 vs. 2007 increase (decrease)
	2008	2007	$	%	2008	2007	$	%
Securitization income	$629,046	$565,075	$63,971	11%	$1,970,574	$1,657,941	$312,633	19%
Loan fee income	56,514	86,665	(30,151)	(35%)	198,611	246,009	(47,398)	(19%)
Discount and interchange revenue (1)	41,480	37,898	3,582	9%	158,899	183,443	(24,544)	(13%)
Insurance	48,762	41,204	7,558	18%	143,717	125,635	18,082	14%
Merchant fees	16,183	22,798	(6,615)	(29%)	52,876	71,977	(19,101)	(27%)
Transaction processing revenue	31,085	25,271	5,814	23%	87,444	74,968	12,476	17%
Loss on investments	(5,325)	(4)	(5,321)	NM	(37,789)	(4)	(37,785)	NM
Other income	57,376	25,140	32,236	128%	121,225	64,213	57,012	89%

Total other income	$875,121	$804,047	$71,074	9%	$2,695,557	$2,424,182	$271,375	11%

(1)	Net of rewards, including Cashback Bonus rewards, of $190.0 million and $200.2 million for the three months ended August 31, 2008 and 2007, respectively, and $521.1 million and $561.7 million for the nine months ended August 31, 2008 and 2007, respectively.

Total other income increased $71.1 million, or 9%, for the three months ended August 31, 2008, as compared to the three months ended August 31, 2007, primarily due to an increase in securitization income and other income, partially offset by a decline in loan fee income as a result of deferrals of balance transfer fees in 2008 historically accounted for in loan fee income. For the nine months ended August 31, 2008, total other income increased $271.4 million, or 11%, as compared to the nine months ended August 31, 2007, largely because of an increase in securitization income and other income, partially offset by losses on investments, lower discount and interchange revenue and a decrease in loan fee income.

For securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of our discount and interchange revenue to new securitization transactions. Within other income, this change to allocating discount and interchange revenue has the effect of decreasing discount and interchange revenue and increasing securitization income. The amount of discount and interchange revenue allocated to securitization transactions has increased since this change was made in 2004 and is expected to continue increasing as new transactions which include such allocations are completed and securitizations transactions that did not receive allocations mature. For the three and nine months ended August 31, 2008, approximately 86% and 83%, respectively, of total securitized loans were allocated discount and interchange revenue compared to 72% and 65% for the three and nine months ended August 31, 2007, respectively.

Securitization Income

Securitization income is a significant source of our income and is derived through asset securitizations and continued servicing of a portion of the credit card receivables we originated. The issuance of asset-backed securities to investors has the effect of removing the owned loan receivables from the consolidated statements of financial condition. Also, portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer reported in our statements of income; however, they remain significant factors in determining securitization income we receive on our retained beneficial interest in those transactions. Investors in securitizations are allocated the cash flows derived from interest and loan fee revenue earned on securitized loans, and beginning in November 2004, portions of our discount and interchange revenue. These cash flows are used to pay the investors in the transactions a contractual fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans, net of recoveries, and to pay us a contractual fee for servicing the securitized loans. Any excess cash flows remaining are paid to us. Both servicing fees and excess spread are recorded in securitization income. Securitization income also includes the net revaluation of the interest-only strip receivable and certain other retained interests, reflecting adjustments to the fair values of the retained interests that result from changes in the level of securitized loans and assumptions used to value the retained interests. The table below presents the components of securitization income (dollars in thousands):

	For the Three Months Ended August 31,		2008 vs. 2007 increase (decrease)		For the Nine Months Ended August 31,		2008 vs. 2007 increase (decrease)
	2008	2007	$	%	2008	2007	$	%
Excess spread	$528,862	$458,134	$70,728	15%	$1,573,192	$1,259,334	$313,858	25%
Servicing fees on securitized loans	139,592	136,050	3,542	3%	416,248	399,546	16,702	4%
Net revaluation of retained interests(1)	(33,513)	(23,905)	(9,608)	40%	(2,989)	13,870	(16,859)	(122%)
Other (principally transaction costs)	(5,895)	(5,204)	(691)	(13%)	(15,877)	(14,809)	(1,068)	(7%)

Securitization income	$629,046	$565,075	$63,971	11%	$1,970,574	$1,657,941	$312,633	19%

(1)	Net of issuance discounts, as applicable.

For the three and nine months ended August 31, 2008, the increase in securitization income as compared to the three and nine months ended August 31, 2007 primarily reflects higher excess spread on securitized loans offset in part by a decrease in the net revaluation of retained interests, which are detailed further in the tables and discussion below.

Excess spread. The following table provides the components of excess spread (dollars in thousands):

	For the Three Months Ended August 31,		2008 vs. 2007 increase (decrease)		For the Nine Months Ended August 31,		2008 vs. 2007 increase (decrease)
	2008	2007	$	%	2008	2007	$	%
Interest income on securitized loans	$956,558	$951,944	$4,614	—	$2,907,005	$2,786,530	$120,475	4%
Interest paid to investors in asset-backed securities	(229,244)	(385,900)	156,656	41%	(796,137)	(1,118,137)	322,000	29%

Net interest income	727,314	566,044	161,270	28%	2,110,868	1,668,393	442,475	27%
Other fee revenue on securitized loans	330,330	300,662	29,668	10%	959,766	821,460	138,306	17%
Net charge-offs on securitized loans	(389,190)	(272,522)	(116,668)	(43%)	(1,081,194)	(830,973)	(250,221)	(30%)

Net revenues on securitized loans	668,454	594,184	74,270	12%	1,989,440	1,658,880	330,560	20%
Servicing fees on securitized loans	(139,592)	(136,050)	(3,542)	(3%)	(416,248)	(399,546)	(16,702)	(4%)

Excess spread	$528,862	$458,134	$70,728	15%	$1,573,192	$1,259,334	$313,858	25%

For the three and nine months ended August 31, 2008, excess spread on securitized loans increased $70.7 million, or 15%, and $313.9 million, or 25%, respectively, as compared to the three and nine months ended August 31, 2007. In both periods, the increase was attributable to higher net interest income and higher other fee revenue on securitized loans, offset in part by higher net charge-offs. The increase in net interest income related largely to a decrease in interest paid to investors reflective of the impact of a lower average LIBOR on floating rate investor interests, offset in part by wider spreads paid to investors on newer transactions. Higher other fee revenue was attributable to the higher level of outstanding securitized loans receiving discount and interchange revenue. The higher net charge-offs were reflective of the weakening economic and credit environment. Additionally, a higher level of average securitized loans in both periods contributed to higher excess spread.

Net revaluation of retained interests. The components of net revaluation of retained interests are summarized in the table below (dollars in thousands):

	For the Three Months Ended August 31,		2008 vs. 2007 increase (decrease)	For the Nine Months Ended August 31,		2008 vs. 2007 increase (decrease)
	2008	2007		$2008	2007	$
Initial gain on new securitization transactions(1)	$9,785	$13,078	$(3,293)	$71,872	$93,782	$(21,910)
Revaluation of retained interests	(43,298)	(36,983)	(6,315)	(74,861)	(79,912)	5,051

Net revaluation of retained interests	$(33,513)	$(23,905)	$(9,608)	$(2,989)	$13,870	$(16,859)

(1)	Net of issuance discounts, as applicable.

The net revaluation of retained interests for the three months ended August 31, 2008 decreased $9.6 million, as compared to the three months ended August 31, 2007. The decrease reflected lower initial gains on new securitization transactions related to $1.2 billion and $0.9 billion of new securitization transactions for the three months ended August 31, 2008 and August 31, 2007, respectively, reflecting the effect of higher interest rates to be paid to investors on transactions closing in the quarter related to current securitization market trends as well as lower projected excess spread on new securitizations. The unfavorable revaluation of the interest-only strip receivable in the three months ended August 31, 2008 was largely due to unfavorable changes in assumptions used in valuing the interest-only strip receivable compared to the most recent period end, including lower projected excess spread, and net gain amortization related to the maturity of securitization transactions. The lower projected excess spread reflected higher projected charge-offs and higher interest rate projections and widening spreads on new securitizations as a result of the current trends in the securitization markets. The unfavorable revaluation of retained interests in the comparable prior year period was primarily due to net gain amortization related to the maturity of securitization transactions. The three months ended August 31, 2008 also included an $11.1 million higher revaluation of cash collateral accounts reflective of their decreasing remaining life compared to an unfavorable revaluation for the three months ended August 31, 2007.

The net revaluation of retained interests for the nine months ended August 31, 2008 decreased $16.9 million, as compared to the nine months ended August 31, 2007. The decrease included $21.9 million lower initial gains on $5.6 billion of new securitizations for the nine months ended August 31, 2008, as compared to $6.2 billion of new securitization transactions for the nine months ended August 31, 2007, as well as higher interest rates to be paid to investors on newer securitizations related to ongoing securitization market trends. The unfavorable revaluation of retained interests for the nine months ended August 31, 2008 largely related to lower net gain amortization associated with the maturity of securitization transactions partially offset by unfavorable changes in the interest-only strip receivable. In the second and third quarters of 2008, adverse changes in the assumptions used in valuing the interest-only strip receivable, including higher charge-offs and widening spreads, largely offset the favorable valuation recorded in the first quarter of 2008. The unfavorable revaluation of retained interests in the comparable prior year period was primarily due to net gain amortization related to the maturity of securitization transactions.

Loan Fee Income

Loan fee income consists primarily of fees on credit card loans and includes late, overlimit, cash advance and other miscellaneous fees. Loan fee income decreased $30.2 million, or 35%, and $47.4 million, or 19%, for the three and nine months ended August 31, 2008, as compared to August 31, 2007, respectively, as a result of deferrals of balance transfer fees beginning in the second quarter of 2008 historically accounted for in loan fee income which will be accreted into interest income over the life of the loan beginning in the third quarter of 2008.

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

Discount and interchange revenue for the three months ended August 31, 2008 was relatively flat when compared to August 31, 2007, as lower rewards costs related to revised forfeiture assumptions and higher discount and interchange revenue were largely offset by higher allocations of discount and interchange revenue to securitized loans. Discount and interchange revenue decreased $24.5 million, or 13%, for the nine months ended August 31, 2008, as compared to August 31, 2007, due to higher allocations to securitized loans, partially offset by lower cardmember rewards costs related to revised forfeiture assumptions and higher discount and interchange revenue. The increase in allocations to securitized loans was due to a higher level of outstanding securitized loans receiving such allocations in the current year than in 2007.

Loss on Investments

We concluded there had been an other-than-temporary impairment in our investment in the asset-backed commercial paper notes of Golden Key U.S. LLC, which invested in mortgage-backed securities, resulting in a $5.3 million and $36.6 million write-down of the notes to $72.1 million in the three and nine months ended August 31, 2008, respectively. We continue to monitor the value of the investment. Future valuations may result in further impairment of the investment. In comparison, there were no material losses on investment securities for the three and nine months ended August 31, 2007.

Other Income

Other income includes revenues from the sale of merchant portfolios to third-party acquirers, royalty revenues from Diners Club, revenues on various fee-based products, revenues from the referral of declined applications to certain third-party issuers on the Discover Network, unrealized gains and losses related to derivative contracts and other miscellaneous revenue items. Other income increased $32.2 million, or 128%, primarily due to reporting an unrealized gain for the three months ended August 31, 2008 compared to an unrealized loss on interest rate swap agreements for the three months ended August 31, 2007, the inclusion of Diners Club revenue and an increase in gains on the sales of merchant portfolios. Other income increased $57.0 million, or 89%, for the nine months ended August 31, 2008, as compared to the nine months ended August 31, 2007, primarily due to lower unrealized losses on interest rate swap agreements, $13.0 million from transitional services provided to Goldfish, the inclusion of Diners Club revenue, and an increase in gains on the sales of merchant portfolios.

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2008 vs. 2007 increase (decrease)		For the Nine Months Ended August 31,		2008 vs. 2007 increase (decrease)
	2008	2007	$	%	2008	2007	$	%
Employee compensation and benefits	$222,426	$210,541	$11,885	6%	$658,086	$641,155	$16,931	3%
Marketing and business development	137,928	153,786	(15,858)	(10%)	411,519	420,287	(8,768)	(2%)
Information processing and communications	76,675	83,779	(7,104)	(8%)	234,400	245,019	(10,619)	(4%)
Professional fees	82,775	88,111	(5,336)	(6%)	237,839	267,029	(29,190)	(11%)
Premises and equipment	20,274	19,962	312	2%	59,718	60,094	(376)	(1%)
Other expense	72,469	69,705	2,764	4%	220,153	207,899	12,254	6%

Total other expense	$612,547	$625,884	$(13,337)	(2%)	$1,821,715	$1,841,483	$(19,768)	(1%)

Total other expense decreased $13.3 million, or 2%, for the three months ended August 31, 2008, as compared to the three months ended August 31, 2007, primarily related to lower marketing expenditures, lower depreciation expense on information technology equipment as certain assets became fully depreciated in the current period and lower legal fees. These decreases were partially offset by the inclusion of Diners Club expenses and higher compensation and benefits in the current period.

Total other expense decreased $19.8 million, or 1%, for the nine months ended August 31, 2008, as compared to the nine months ended August 31, 2007, primarily related to lower legal fees, lower depreciation expense on information technology equipment as certain assets became fully depreciated in the current period and lower marketing expenditures, partially offset by higher compensation and benefits, higher fraud expenses and the inclusion of Diners Club expenses in the current period.

Income Tax Expense

The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.4	1.8	3.2	1.8
State examinations and settlements	(3.9)	—	(1.1)	—
Non-deductible spin-off costs	—	1.4	—	0.4
Other	0.2	(0.8)	0.4	(0.2)

Effective income tax rate	34.7%	37.4%	37.5%	37.0%

During the three months ended August 31, 2008, we settled certain state examination issues, which resulted in a tax benefit for the quarter. We expect the fourth quarter effective tax rate will approximate the effective tax rates for the first and second quarters of 2008.

Liquidity and Capital Resources

We seek to maintain liquidity, capital and funding policies that ensure our credit ratings and bank capitalization levels are sufficient to provide cost-effective access to debt and deposit markets thus providing sufficient liquidity to fund our business. Our liquidity and funding risk management policies are designed to mitigate the risk that we may be unable to access adequate financing to fund our business and service our financial obligations when they come due. Liquidity risk is addressed through various funding criteria and targets that guide our access to the long-term and short-term debt capital markets and various deposit distribution channels, the maturity profile of our liabilities, the diversity of our funding sources and investor base, as well as the level of our liquidity reserve.

Liquidity risk is assessed by several measures including our maturity profile, which measures funding in various maturity tranches. The maturities of the various funding instruments are reviewed during the funding planning and execution process to ensure the maturities are staggered. The mix of funding sources and the composition of our investor base are also reviewed during the funding process to assess whether there is appropriate diversification. Funding sources include deposits, term asset-backed securitizations, asset-backed commercial paper conduit financing and short-term borrowings.

We monitor and review liquidity and capital management policies and execute strategies seeking to maintain prudent levels of liquidity and capital. Our senior management reviews financial performance relative to these policies, monitors the availability of alternative financing sources, evaluates liquidity risk and capital adequacy, and assesses the interest rate sensitivity of our assets and liabilities. Management has implemented liquidity and capital management policies which seek to provide us with adequate access to funding through the business cycle.

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. Discover Bank and Discover Financial Services have maintained investment grade ratings. Discover Bank has a BBB rating from Standard & Poor’s, a Baa2 deposit and Baa2 senior unsecured rating from Moody’s Investors Service and a BBB rating from Fitch Ratings. Discover Financial Services has a BBB- long-term rating from Standard & Poor’s, a Baa3 senior unsecured rating from Moody’s Investors Service and a BBB long-term rating from Fitch Ratings. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

We maintain a process designed to continuously evaluate our liquidity position and our vulnerabilities to disruptions in our funding markets. This process results in contingency funding plans which model a wide range of potential cash outflows during a liquidity stress event, including, but not limited to: (i) repayment of all debt maturing within an assumed stress period; (ii) expected funding requirements from receivable maintenance, growth and/or volatility; and (iii) customer cash withdrawals from interest-bearing deposits. In a liquidity stress event, we would seek to increase deposits, liquidate investments and use alternative funding sources (such as Federal Funds, the Federal Reserve’s Term Auction Facility and discount window and our $2.5 billion credit facility) to fund our loan receivables and meet our other liquidity needs.

The ongoing disruptions in the debt and asset-backed capital markets have caused credit spreads to widen materially and reduced the availability of new issuances of asset-backed securities. At August 31, 2008, our contingent sources included approximately $9.6 billion in our liquidity reserve (primarily invested in Federal Funds sold, money market mutual funds and triple-A rated money market mutual funds), $1.5 billion of unutilized commitments from third-party commercial paper asset-backed conduits for securitization funding, and $2.5 billion of unsecured committed credit. In total, we had triple-A rated note issuance capacity of $5.0 billion in the Discover Card Execution Note Trust (“DCENT”), subject to market availability. In order to maintain this level of triple-A rated note issuance capacity, we have retained $1.1 billion principal amount of subordinated notes issued by DCENT, categorized as investment securities available-for-sale for accounting purposes. In the future, we may retain additional subordinated notes to maintain our triple-A rated note issuance capacity.

Our consolidated statement of financial condition at August 31, 2008 consisted primarily of loan receivables, the balance of which fluctuates from time to time due to trends in credit card spending and payments, as well as the issuance of new securitization transactions and maturities of existing securitization transactions. For the three and nine months ended August 31, 2008, we executed $750 million and $3.5 billion of public securitization transactions, respectively. Although the asset-backed securitization markets have been an important source of funding for us, the securitization markets have remained under stress, resulting in higher costs and reduced issuance capacity. Due to recent market events, the public asset-backed securitization market has not been available at volumes and pricing levels that would be attractive to us. It is difficult to predict if and when securitization markets will return to historical capacity and pricing levels. A decrease in securitization activity would increase owned loans on our balance sheet and result in additional provisions for loan losses and decreased securitization income. Our response to the tightened securitization markets has been and will continue to be utilization of deposits. For more information, see the “Outlook” section at the beginning of this Item 2 and “—Current Funding Sources” below.

Equity Capital Management. Management views equity capital as an important source of financial strength. We determine the level of capital necessary to support our business based on our managed loan receivables, goodwill and other intangible assets, taking into account, among other things, regulatory requirements, rating agency guidelines and internally managed requirements to sustain growth.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain minimum levels of capital that are dependent upon the risk of the financial institutions assets, specifically (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% to 6% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% to 10% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At August 31, 2008, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of Discover Bank as well as our other FDIC-insured financial institution, Bank of New Castle, exceeded these regulatory minimums.

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

Share Repurchase Program. On December 3, 2007, we announced that our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At August 31, 2008, we had not repurchased any stock under this program.

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

Current Funding Sources

Securitization Financing. We have historically generated a significant portion of our funding through the securitization of credit card loan receivables utilizing non-consolidated securitization trusts. Securitized loans against which beneficial interests have been issued to third parties are accounted for as sold and are removed from the consolidated statements of financial condition. Certain securitized loans against which certificated beneficial interests have been retained by us result in the removal of credit card loan receivables from the consolidated statements of financial condition and are re-characterized as investment securities.

We have utilized both the term securitization markets as well as the privately placed asset-backed commercial paper conduit financing market. Outstanding term financing and asset-backed commercial paper conduit financing at August 31, 2008 were $23.4 billion and $4.9 billion, respectively.

The continued disruption in the capital markets has resulted in higher costs of and reduced access to asset-backed securitization funding. Due to recent market events, the public asset-backed securitization market has not been available at volumes and pricing levels that would be attractive to us. Our last public asset-backed securitization transaction was on June 18, 2008. It is difficult to predict if or when securitization markets will return to historical capacity and pricing levels.

The following table summarizes expected maturities of the investors’ interest in securitizations at August 31, 2008 (dollars in thousands):

	Total	Less Than One Year(1)	One Year Through Three Years	Four Years Through Five Years	After Five Years
Expected maturities of the investors’ interest in securitizations	$28,296,587	$6,357,896	$16,217,636	$3,731,581	$1,989,474

(1)	In the fourth quarter of 2008, approximately $2.6 billion of investors’ interest in public securitizations is expected to mature.

We access the term asset securitization markets through the Discover Card Master Trust I and, beginning July 26, 2007, the Discover Card Execution Note Trust. Through the Discover Card Master Trust I, we have been using a structure utilizing Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates and a cash collateral account. The Discover Card Execution Note Trust includes three classes of securities sold to investors, the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement through the issuance of junior lower rated classes of notes. We have retained $1.1 billion principal amount of these junior notes, which are categorized as available-for-sale investment securities on our balance sheet.

At August 31, 2008, cash collateral accounts underlying the securitization transactions of Discover Card Master Trust I had a balance of $1.5 billion, of which we financed $1.3 billion (reflected in amounts due from asset securitization in the consolidated statements of financial condition). The rights to repayment of a portion of the cash collateral account loans have been sold to a subsidiary, DRFC Funding LLC, as part of a secured financing and are not expected to be available to creditors of DFS. At August 31, 2008, $0.8 billion remains outstanding under this secured financing.

The following table summarizes estimated maturities of the cash collateral accounts at August 31, 2008 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Estimated maturities of cash collateral accounts	$1,341,580	$401,842	$713,158	$167,369	$59,211

The securitization structures include certain features designed to protect investors that could result in earlier-than-expected repayment of the transactions, accelerating the need for alternative funding. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements (“economic early amortization”). In the event of an economic early amortization (which would occur if the excess spread falls below 0% for a contractually specified period, generally a three-month average), the receivables that otherwise would have been subsequently purchased by the trust from us would instead continue to be recognized on our statement of financial condition since the cash flows generated in the trust would instead be used to repay investors in the asset-backed securities. As of August 31, 2008, no economic early amortization events have occurred. The table below provides information concerning investor interest and related excess spreads at August 31, 2008 (dollars in thousands):

	Investor Interest	# of Series Outstanding	3-Month Rolling Average Excess Spread
Interchange series(1)	$16,484,217	18	8.39%
Non-interchange series	3,947,370	4	4.75%

Discover Card Master Trust I	20,431,587	22	4.75%
Discover Card Execution Note Trust(1)	7,865,000	20	7.41%

Total investor interest	$28,296,587	42

(1)	Discover Card Master Trust I certificates issued on or after November 4, 2004 and all notes issued by DCENT include cash flows derived from discount and interchange revenue earned by Discover Card.

Deposits. We utilize deposits to diversify funding sources and to reduce our reliance on short-term credit-sensitive funding sources, thus enhancing our liquidity position. We obtain our deposits through two channels: agency arrangements with securities brokerage firms, which place deposits with their customers, and increasingly, products offered directly to consumers through direct mail and internet origination, which include direct retail certificates of deposit and money market accounts. Our response to the disruptions in the securitization markets has been and we anticipate will continue to be increased utilization of brokered and direct-to-consumer deposit channels.

Our certificates of deposit have maturities ranging from one month to fifteen years, having a weighted average maturity of 27 months at August 31, 2008, which is up from 22 months at May 31, 2008 as a result of third quarter issuances of deposits with longer maturities. Total interest-bearing deposits at August 31, 2008 were $26.9 billion, the remaining maturities of which are summarized in the following table (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000	$21,562,963	$2,053,294	$2,130,251	$3,254,120	$14,125,298
Certificates of deposit in amounts of $100,000 or greater	1,214,194	112,235	153,447	378,481	570,031
Savings deposits, including money market deposit accounts	4,101,136	4,101,136	—	—	—

Total interest-bearing deposit accounts	$26,878,293	$6,266,665	$2,283,698	$3,632,601	$14,695,329

Long-Term Borrowings and Bank Notes. At August 31, 2008, we had $400 million principal amount of floating rate senior notes outstanding which mature in June 2010 and $400 million principal amount of fixed rate senior notes outstanding which mature in June 2017. Additionally, we had $250 million principal amount of bank notes outstanding at August 31, 2008 which mature in February 2009.

Available Credit Facilities

Secured Committed Credit Facilities. The maintenance of revolving committed credit agreements serves to further diversify our funding sources. In connection with our asset securitization program, we have access to committed undrawn funding capacity through third-party bank-sponsored securitization conduits to support credit card loan receivables funding requirements. At August 31, 2008, these conduits totaled $6.4 billion, of which $1.5 billion was unused. The original commitments of these facilities range from 364-day renewable agreements to multi-year extendable commitments.

Unsecured Committed Credit Facilities. As of August 31, 2008, our unsecured committed credit facility of $2.5 billion had a remaining life of 45 months. This facility serves to diversify our funding sources and enhance our liquidity. This facility became effective at the time of the Distribution, is provided by a group of major global banks, and is available to both Discover Financial Services and Discover Bank (Discover Financial Services may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). We anticipate that the facility will support general liquidity needs and may be drawn to meet short-term funding needs from time to time. At August 31, 2008, we had no outstanding balances due under the facility.

Federal Reserve. Discover Bank may access the Federal Reserve Bank of Philadelphia’s discount window or participate in the Federal Reserve's Term Auction Facility (“TAF”) if additional liquidity needs arise. In December 2007, the Federal Reserve announced the establishment of a temporary TAF. All depository institutions that are judged to be in generally sound financial condition by their local Reserve Bank and that are eligible to borrow under the primary credit discount window program are eligible to participate in TAF auctions.

Off-Balance Sheet Arrangements

See “—Liquidity and Capital Resources—Current Funding Sources—Securitization Financing.”

Guarantees

Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, or equity security of a guaranteed party, rate or index. Our guarantees relate to certain representations and warranties made with regard to securitized loans, transactions processed on the Discover Network, transactions processed by Diners Club licensees and indemnifications made in conjunction with the sale of the Goldfish business. Also included in guarantees are contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. See Note 11: Commitments, Contingencies and Guarantees to the consolidated and combined financial statements for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at August 31, 2008 include deposits, long-term borrowings, operating and capital lease obligations, purchase obligations and income tax obligations associated with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). Our future cash payments associated with our contractual obligations as of August 31, 2008 are summarized below (dollars in thousands):

	Total	Payments Due By Period
		Less Than One Year	One Year Through Three Years	Four Years Through Five Years	More Than Five Years	Other
Deposits(1)	$26,959,253	$12,263,923	$10,838,424	$2,526,702	$1,330,204	$—
Bank notes(2)	250,000	250,000	—	—	—	—
Secured borrowings(3)	801,053	207,895	593,158	—	—	—
Unsecured borrowings(4)	800,000	—	400,000	—	400,000	—
Capital lease obligations(5)	3,980	1,369	2,611			—
Operating leases(5)	39,077	5,791	10,427	7,968	14,891	—
Interest payments on fixed rate debt	232,200	25,800	51,600	51,600	103,200	—
Purchase obligations(6)	423,978	275,913	121,361	18,949	7,755	—
FIN 48 obligations(7)	283,829	—	—	—	—	283,829

Total contractual obligations	$29,793,370	$13,030,691	$12,017,581	$2,605,219	$1,856,050	$283,829

(1)	See Note 6: Deposits to the consolidated and combined financial statements for further information concerning our deposits. The certificates of deposit accrue interest at fixed rates. All other interest-bearing deposits accrue interest at variable rates.
(2)	See Note 7: Long-Term Borrowings to the consolidated and combined financial statements for further discussion. Total future payment of interest charges is estimated to be $3.3 million as of August 31, 2008, utilizing the current interest rate of 2.95% at August 31, 2008.
(3)	Interest charges on secured borrowings, of which the full repayment is dependent upon the available balances of the cash collateral accounts at the maturities of the underlying securitization transactions, are based on a fifty basis point spread over monthly commercial paper issuance costs. See Note 7: Long-Term Borrowings to the consolidated and combined financial statements for further discussion. Total future payment of interest charges is estimated to be $40.8 million as of August 31, 2008, utilizing the current interest rate of 3.21% at August 31, 2008.
(4)	See Note 7: Long-Term Borrowings to the consolidated and combined financial statements for further discussion. Total future payment of interest charges for the floating rate note is estimated to be $23.6 million as of August 31, 2008, utilizing the current interest rate of 3.31% at August 31, 2008. Total future payment of interest charges for the fixed rate note is equal to the amount reported included in the table above under Interest payments on fixed rate debt.
(5)	See Note 11: Commitments, Contingencies and Guarantees to the consolidated and combined financial statements for further information concerning our capital and operating lease obligations.
(6)	Purchase obligations for goods and services include payments under, among other things, consulting, outsourcing, data, advertising, sponsorship, software license and telecommunications agreements. Purchase obligations also include payments under rewards program agreements with merchants. Purchase obligations at August 31, 2008 reflect the minimum contractual obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statement of financial condition.
(7)	See Note 9: Income Taxes to the consolidated and combined financial statements for further information concerning our FIN 48 obligations. We adopted the provisions of FIN 48 on December 1, 2007 at which date we had approximately $283.8 million of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

At August 31, 2008, we had extended credit for consumer and commercial loans of approximately $213 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by these guarantees, if any, are included in our consolidated and combined financial statements.

Employee Benefit Plans

On October 8, 2008, we announced amendments to discontinue the accrual of future benefits in our U.S. defined benefit Pension Plan and our Supplemental Retirement Income Plan effective December 31, 2008. The amendment of the Pension Plan will be considered a curtailment and will result in the acceleration of a deferred benefit that resulted from a 2004 change in the Pension Plan. As a result, we expect to recognize a non-cash pretax credit of approximately $40 million in the fourth quarter of 2008. In connection with these changes, we have redesigned our 401(k) Plan with enhanced benefit features which become effective in January 2009. Beginning in 2009, it is anticipated that the increased expense associated with the redesigned 401(k) Plan will be substantially offset by a reduction in the ongoing expense associated with the amended Pension Plan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. We are exposed to market risk primarily from changes in interest rates.

Interest Rate Risk. Changes in interest rates impact interest-earning assets, principally managed loan receivables. Changes in interest rates also impact interest sensitive liabilities that finance these assets, including asset-backed securitizations, deposits, and short-term and long-term borrowings.

Our interest rate risk management policies are designed to measure and manage the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects the existing repricing schedules of credit card loan receivables as well as our right, with notice to cardmembers, to reprice certain fixed or floating rate credit card loan receivables to a new interest rate in the future. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, we may utilize interest rate derivative contracts, such as swap agreements, to achieve our objectives. Interest rate swap agreements effectively convert the underlying asset or financing from fixed to floating rate or from floating to fixed rate.

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

Interest rate sensitive assets are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Our interest rate sensitive assets include certain loan receivables, Federal Funds sold, certain amounts due from asset securitizations, interest-earning deposits and certain investment securities. Portions of our credit card loan receivables have fixed interest rates, although we have the right, with notice to cardmembers, to subsequently reprice these receivables to a new interest rate unless the account has been closed or the cardmember opts out of repricing actions. Therefore, we consider a portion of the credit card loan receivables with a fixed interest rate to be interest rate sensitive. We measured the earnings sensitivity for these assets from the expected repricing date, which takes into consideration the required notice period. In addition, assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed or other fixed rate prior to the end of the 12-month period, also are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

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

Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at August 31, 2008, we estimate that the pretax income of lending and related activities over the following 12-month period would be reduced by approximately $87.0 million. We estimate the comparable reduction of pretax income for the 12-month period following November 30, 2007, to be approximately $108.0 million. The hypothetical decline in pretax income was less than the prior year due to lower market-based indexes and their impact to the replacement cost of maturing debt as well as fewer interest rate sensitive liabilities. This was offset in part by widened credit spreads in some funding markets as well as fewer interest rate sensitive credit card receivables.

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

Foreign Currency Exchange Risk. At November 30, 2007, we had foreign currency exchange risk as a result of credit card loan receivables from our Goldfish business which were denominated in pounds sterling. These receivables were primarily funded by the issuance of debt by unrelated conduit providers and intercompany lending. We mitigated this risk by using forward contracts to hedge our net investment in international operations. As of August 31, 2008, we believe the foreign currency exchange risk related to the remaining net assets of discontinued operations, which are denominated in pounds sterling, is immaterial.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Historically, we have relied on certain financial, administrative and other resources of Morgan Stanley to operate our business, including portions of human resources, information technology, accounting, tax, corporate services and treasury. In conjunction with our separation from Morgan Stanley, we continue to enhance our own financial, administrative and other support systems or contract with third parties as we replace Morgan Stanley’s systems. We continue to establish our own accounting and auditing policies and systems on a stand-alone basis. We entered into agreements with Morgan Stanley under which Morgan Stanley has provided some of these services to us on a transitional basis, most of which ended within the third quarter of 2008, with remaining services, mostly information technology related, expected to end in the first half of 2009. We are making these changes as part of our separation from Morgan Stanley and in anticipation of reporting on our internal control over financial reporting.

Other than those noted above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with our activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We have historically relied on the arbitration clause in our cardmember agreements, which has limited the costs of, and our exposure to, litigation. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business, including, among other matters, accounting and operational matters, some of which may result in adverse judgments, settlements, fines, penalties, injunctions, or other relief. Litigation and regulatory actions could also adversely affect our reputation.

We contest liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigation and proceedings are in the early stages, we cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, we believe, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on our financial condition, although the outcome of such matters could be material to our operating results and cash flows for a particular future period, depending on, among other things, our level of income for such period.

We filed a lawsuit captioned Discover Financial Services, Inc. v. Visa USA Inc., MasterCard Inc. et al. in the U.S. District Court for the Southern District of New York on October 4, 2004. Through this lawsuit we seek to recover substantial damages and other appropriate relief in connection with Visa’s and MasterCard’s illegal anticompetitive practices that, among other things, foreclosed us from the credit and debit network services markets. Trial is currently scheduled for October 14, 2008. This lawsuit follows the U.S. Supreme Court’s October 2004 denial of Visa’s and MasterCard’s petition for review of the decision of the U.S. Court of Appeals affirming a lower court decision in a case brought by the U.S. Department of Justice in which the court found that Visa’s and MasterCard’s exclusionary rules violated the antitrust laws and harmed competition and consumers by foreclosing us from offering credit and debit network services to banks. During the third quarter, the court issued rulings on the parties' motions for summary judgment. Among other things, the court's rulings preclude Visa and MasterCard from relitigating elements of our core claim that were already decided in the U.S. Department of Justice lawsuit and otherwise limit the remaining issues for trial.

There can be no assurance that we will be successful in recovering any damages in this action. Upon resolution of the litigation, after expenses, we will be required to pay Morgan Stanley the first $700 million of value of cash or non-cash proceeds (increased at the rate of 6% per annum until paid in full) (the “minimum proceeds”), plus 50% of any proceeds in excess of $1.5 billion, subject to certain limitations and a maximum potential payment to Morgan Stanley of $1.5 billion. All payments by us to Morgan Stanley will be net of taxes payable by us with respect to such proceeds. If, in connection with or following a change of control of the Company, the litigation is settled for an amount less than the minimum proceeds, we will be required to pay Morgan Stanley an amount equal to the minimum proceeds. As a result of our agreement to pay the value of non-cash proceeds, we may be required to pay amounts to Morgan Stanley in excess of cash received in connection with the litigation. The value of non-cash proceeds will be determined by an independent third party.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended November 30, 2007, and our quarterly report on Form 10-Q for the quarter ended May 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the three months ended August 31, 2008:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 - 30, 2008
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	3,741	$16.74	N/A	N/A
July 1 - 31, 2008
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	196,043	$13.76	N/A	N/A
August 1 - 31, 2008
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	171	$15.06	N/A	N/A

Total
Repurchase program(1)	—	$—	—
Employee transactions(2)	199,955	$13.82	N/A

(1)	On December 3, 2007, we announced that our Board of Directors authorized the repurchase of up to $1 billion of our outstanding stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At August 31, 2008, we had not repurchased any stock under this program.
(2)	Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/S/ ROY GUTHRIE
Roy Guthrie Executive Vice President and Chief Financial Officer

Date: October 9, 2008

Exhibit Index

Exhibit Number	Description

10.1	First Amendment to the Discover Financial Services Change in Control Severance Policy, dated as of June 24, 2008.

31.1	Certification of Chief Executive Officer of Discover Financial Services pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of Discover Financial Services pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.