Form 10-K
period 2008-11-30
Discover Financial Services
filed 2009-01-28
CIK 1393612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8,211,538,095.

As of January 15, 2009 there were 480,056,141 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on April 21, 2009 are incorporated by reference in Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES

Annual Report on Form 10-K

For the year ended November 30, 2008

Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.

We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover®, PULSE®, Cashback Bonus®, Discover® More® Card, Discover® MotivaSM Card, Discover® Open Road® Card, Discover® Network and Diners Club International®. All other trademarks, trade names and service marks included in this annual report on Form 10-K are the property of their respective owners.

Part I.

Item 1.	Business

Introduction

Discover Financial Services is a leading credit card issuer and electronic payment services company with one of the most recognized brands in U.S. financial services. Since our inception in 1986, we have grown to become one of the largest credit card issuers in the United States with $51.1 billion in managed receivables as of November 30, 2008. We are also a leader in payments processing, as we are one of only two major credit card issuers with its own U.S. payments network and the only issuer whose wholly-owned network operations include both credit and debit functionality. Our revenues (net interest income plus other income) increased in 2008 to $5.7 billion compared to $4.7 billion in both 2007 and 2006, and income from continuing operations was $1.1 billion, $964.2 million, and $1.1 billion for the years ended November 30, 2008, 2007 and 2006, respectively.

Our business segments include U.S. Card and Third-Party Payments. Our U.S. Card segment includes Discover Card-branded credit cards issued to individuals and small businesses on our signature card network (the “Discover Network”) and other consumer products and services, including personal loans, student loans, prepaid cards, and deposit products offered through our subsidiary, Discover Bank. Our Third-Party Payments segment includes: (1) the PULSE Network (“PULSE”), an automated teller machine (ATM), debit and electronic funds transfer network; (2) Diners Club International (“Diners Club”), a global payments network; and (3) our third-party issuing business, which includes credit, debit and prepaid cards issued by third parties on the Discover Network.

The U.S Department of Justice (“DOJ”) prevailed in its antitrust lawsuit (the “DOJ litigation”) against Visa U.S.A., Inc. (together with its predecessors, “Visa”) and MasterCard Worldwide (together with its predecessors, “MasterCard”) in 2004. This ruling ended years of anticompetitive practices that had effectively prevented us from offering our electronic payment products and services to other financial institutions. As a result of this ruling, third-party financial institutions are now able to issue debit and credit cards and other card products on the Discover or PULSE Networks. In October 2008, we reached a $2.75 billion settlement of our antitrust lawsuit with Visa and MasterCard, which we had filed in 2004. We entered into an agreement with Morgan Stanley at the time of our spin-off to give us sole control over the prosecution and settlement of the litigation and to determine how proceeds from the litigation would be shared. We have notified Morgan Stanley that it breached the agreement and the amount due to Morgan Stanley, if any, is a matter of dispute. The dispute is a subject of litigation between the parties. See “Item 3. Legal Proceedings.”

We acquired Diners Club International for $168 million on June 30, 2008. The acquisition enhances our competitive position in the global payments business, and provides us with a path to achieving global acceptance, establishing new international partnerships and generating higher payments volumes. Diners Club has contributed $12.7 billion in volume from the date of acquisition through the end of our fiscal year. We acquired the Diners Club brand and trademarks, its employees, and its agreements with 49 network licensees who issue Diners Club cards and maintain an acceptance network in 185 countries and territories worldwide. As we achieve interoperability between Diners Club and the Discover and PULSE Networks over approximately the next two years, we expect Discover Network cardholders to be able to use their cards at merchants that accept Diners Club cards around the world and Diners Club cardholders to be able to use their cards on the Discover Network and at PULSE authorized ATMs in North America.

We sold our U.K. credit card business (“Goldfish”) to Barclays Bank PLC on March 31, 2008. This business represented substantially all of our International Card segment. The funding and operating environment for the U.K. credit card business had become increasingly challenging, and we concluded that it was in our best interest to sell the U.K. credit card business. The sale made cash and capital available for general corporate purposes, and allowed us to focus even more on our U.S. Card and Third-Party Payments businesses. The International Card segment is presented in discontinued operations in this report. For more information, see Note 3: Discontinued Operations to the consolidated and combined financial statements.

We were spun-off from Morgan Stanley through the distribution of our shares to holders of Morgan Stanley common stock (the “Distribution”) on June 30, 2007. We became a subsidiary of Morgan Stanley in May 1997 as a result of the combination of Dean Witter, Discover & Co. and Morgan Stanley Group, Inc. The entity currently named Discover Financial Services was a subsidiary of Sears, Roebuck and Co. (“Sears”) from 1960 until 1993, when it was part of the spin-off of Dean Witter Financial Services Group Inc. from Sears. The Discover Card business was launched in 1986. We were incorporated in Delaware in 1960. Our principal executive offices are located at 2500 Lake Cook Road, Riverwoods, Illinois 60015. Our main telephone number is (224) 405-0900.

Available Information

We are required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (“the SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access our SEC filings.

We make available free of charge through our internet site http://www.discover.com, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; proxy statements; Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders; and any amendments to those documents filed or furnished pursuant to the Exchange Act. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

In addition, the following information is available on the Investor Relations page of our website: (i) Corporate Governance Policies; (ii) Code of Ethics and Business Conduct; and (iii) the charter of the Audit, Compensation, and Nominating and Governance Committees of our Board of Directors. These documents will also be available in print without charge to any person who requests them by writing or telephoning: Discover Financial Services, Office of the Corporate Secretary, 2500 Lake Cook Road, Riverwoods, Illinois 60015, U.S.A., telephone number (224) 405-0900.

Operating Model

We operate in two reportable segments: U.S Card and Third-Party Payments. For additional financial information relating to our business and our operating segments, see Note 24: Segment Disclosures to the consolidated and combined financial statements. We are principally engaged in providing products and services to customers in the United States. For information concerning our geographic distribution, see Note 5: Loan Receivables to the consolidated and combined financial statements.

U.S. Card

Our U.S. Card segment includes Discover Card-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including personal and student loans and deposit products offered through our subsidiary, Discover Bank.

Credit Cards

We issue Discover Cards through our wholly-owned subsidiary, Discover Bank. We use the term “cardmember” to refer to the owner of a credit, debit or prepaid account issued by us. Cardmembers are permitted to “revolve” their balances and repay their obligations over a period of time and at an interest rate set forth in their cardmember agreements, which may be either fixed or variable. The interest that we earn on revolving balances is our primary source of revenue from cardmembers. We also charge cardmembers other fees, including fees for late payment and for exceeding credit limits. We also offer various products and services in connection with our credit card business, such as Payment Protection, Identity Theft Protection, Wallet Protection, Credit ScoreTracker and other fee-based products.

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

Where we do not have a direct relationship with the merchant, we receive interchange and assessment fees from the merchant acquirer that settles transactions with the merchant. The amount of this fee is based on a standardized schedule and can vary based on the type of merchant or type of card (e.g., consumer or business). Most of our cards offer a Cashback Bonus rewards program, the costs of which we record as a reduction of discount and interchange revenue.

The following chart shows the U.S. Card transaction cycle:

Installment Loans

In addition to credit cards, we offer installment loan products, including personal loans and student loans. We offer our installment loan products to existing cardmembers as well as to new customers. We accept applications for installment loans online, by phone or by mail. We offer customer service for installment loans through a call center and dedicated internet websites. We have grown our installment loan products significantly from $0.2 billion at November 30, 2007 to $1.3 billion at November 30, 2008.

Our personal loans are unsecured loans with fixed interest rates, fixed terms and fixed payments. 89% of our personal loan customers are also cardmembers. Our student loans include federal and private loans that help students and parents finance the costs of attending post-secondary educational institutions. Our federal student loans are available to cover education costs at schools that participate in the U.S. Government’s Federal Family Education Loan Program (“FFELP”), and those loans are guaranteed for 97% of defaulted balances. Our private student loans are available to cover education costs at select schools offering undergraduate and graduate degree programs. All of our private student loans are certified by schools as part of the approval process to prevent over-borrowing and are disbursed through schools to ensure proper use of loan funds.

Deposit Products

We offer money market accounts and certificates of deposit directly to our cardmembers using proprietary models to execute targeted statement insert, e-mail, and direct mail campaigns. We also use industry rate comparison sites, paid search campaigns, print advertising, and affinity arrangements to offer our deposit products to consumers. As of November 30, 2008, approximately half of our direct-to-consumer deposit account holders were also cardmembers. We maintain a dedicated deposit products call center and an internet site to allow prospects to apply for, fund, and service accounts. We use an analytical pricing strategy that provides competitive pricing that usually exceeds the national average for similar products and represents a cost of funds that is comparable to our other available funding sources with similar durations. Aside from direct-to-consumer deposits, we obtain deposits through third party securities brokers that offer our certificates of deposit to their customers. We use our deposits to finance our credit card and installment loan businesses. We had total deposits of $28.5 billion as of November 30, 2008. In 2009, we expect to increase our direct-to-consumer deposit business significantly. For more information regarding our deposit business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Funding Sources – Deposits.”

Third-Party Payments

Our payments business includes the PULSE Network, Diners Club International, and our third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.

PULSE Network

In January 2005, we strengthened our payment processing capabilities through the acquisition of the PULSE Network, one of the nation’s leading ATM/debit networks. PULSE links cardholders of more than 4,500 financial institutions with over 289,000 ATMs as well as POS terminals located throughout the United States.

When a financial institution joins the PULSE Network, debit cards issued by that institution can be used at all of the ATMs and personal identification number (PIN) point-of-sale (POS) debit terminals that participate in that network, and the PULSE mark can be used on that institution’s debit cards and ATMs. In addition, financial institution participants may sponsor merchants, direct processors and independent sales organizations to participate in the network’s PIN POS and ATM debit service. A participating financial institution assumes liability for transactions initiated through the use of debit cards issued by that institution, as well as for ensuring compliance with PULSE’s operating rules and policies applicable to that institution’s debit cards, ATMs and, if applicable, sponsored merchants, direct processors and independent sales organizations.

PULSE’s primary source of revenue is transaction fees charged for switching and settling ATM, PIN POS and signature debit transactions initiated through the use of debit cards issued by participating financial institutions. In addition, PULSE offers a variety of optional products and services that produce income for the network, including signature debit processing, prepaid card processing, and connections to other regional and national electronic funds transfer networks.

Diners Club International

On June 30, 2008, we enhanced our position in the global payments business through the acquisition of Diners Club International, which has 49 network licensees who issue Diners Club cards and maintain an acceptance network in 185 countries and territories worldwide. The primary source of Diners Club revenues consist of royalties paid by licensees for the right to issue Diners Club branded credit cards. Diners Club does not directly issue credit cards to customers. Diners Club also earns revenue from the various support services offered to its licensees, including processing and settlement of cross border transactions and providing a centralized service center and internet services.

Third-Party Issuing Business

Following resolution of the DOJ litigation, we signed agreements related to issuing credit, debit and prepaid cards with GE Money (to issue Wal-Mart and SAM’S CLUB Discover Network cards), HSBC and a number of other financial institutions for issuance of card products on the Discover Network.

We earn merchant discount and acquirer interchange revenue, net of issuer interchange paid, plus assessments and fees for processing transactions for third-party issuers of signature cards on the Discover Network.

The following chart shows the third-party issuer transaction cycle:

Marketing

The key functions performed in marketing include customer acquisition, product development and management, pricing and analytics, customer management, brand and advertising management, rewards/Cashback Bonus management, fee products management, and website management.

Customer Acquisition

We seek credit-worthy individuals by leveraging an integrated acquisition and risk management process. To acquire new customers, we use proprietary targeting and analytical models to identify credit-worthy prospects and match them with our product offerings. We employ multiple acquisition channels, including direct mail, internet, print advertising and telemarketing. Direct mail has historically accounted for the greatest proportion of new consumer accounts, representing nearly half of all new accounts acquired in 2008. Historically, telemarketing was also a significant acquisition channel, but we have largely shifted to other channels, including the internet. We optimize our account acquisition costs through product innovation, expanded creative testing, enhanced targeting/modeling and production efficiencies.

Product Development and Management

In order to attract and retain cardmembers and merchants, we continue to develop new card features and benefits, such as our popular 5% Cashback Bonus program where cardmembers who sign up for this program earn 5% cash rewards on purchases in large retail categories such as gasoline, grocery, restaurants, travel, department stores and home improvement stores. The retail categories change each quarter, allowing us to target different areas of cardmember spending each season, alert cardmembers to new places they can use their cards and manage our rewards costs.

In recent years, we also have relaunched several card products, including our 5% Gas Card (now known as the Discover Open Road Card) and a redesigned Miles by Discover Card. In 2006, we introduced a small business credit card that offers cash rewards, distinctive control features and dedicated service. The Discover Motiva Card, launched in March 2007, provides cardmembers with a full month’s interest as a reward each time they make six consecutive on-time payments. In 2007, we launched personal loan and student loan products. In 2008, we added a new section to our website where we list third-party providers offering consumers auto, homeowner’s, and term life insurance, as well as home warranty plans.

Pricing and Analytics

We use an analytical pricing strategy that provides competitive pricing for cardmembers and seeks to maximize revenue on a risk-adjusted basis. We assign specific annual percentage rates (APRs), fees and terms for different cardmembers and products, including purchases, balance transfers and cash advances. We periodically assess individual-level behavior practices and use risk and marketing models to determine appropriate pricing terms for our cardmembers.

Customer Management

To increase sales and build loan balances of new and existing cardmembers, we market our products and services through a variety of channels, including mail, phone and online. Targeted offers may include balance transfers, fee products and reinforcement of our Cashback Bonus rewards program. We also continue to improve our modeling and customer engagement capabilities, which we believe helps us offer the right products and pricing at the right time and through the right channels. Enhancements have included the development of a large prospect database, trade-line level data and a customer contact strategy and management system.

Brand and Advertising Management

We maintain a full-service, in-house direct marketing department charged with delivering integrated communications to foster customer engagement with our products and services in addition to supervising external agencies. Our brand team drives consumer insights and defines our mass communication strategy, which informs our advertising decisions.

Rewards /Cashback Bonus

Under our Cashback Bonus rewards program, we provide cardmembers with up to 1% Cashback Bonus, based upon their tier level and type of purchases. Cardmembers earn a full 1% once their total annual purchases exceed $3,000. Purchases made at warehouse clubs and discount stores earn a fixed Cashback Bonus reward of 0.25%.

Cardmembers can choose from several card products that allow them to earn their cash rewards faster based on how they want to use credit. For example, Discover Open Road cardmembers can earn 5% Cashback Bonus on the first $100 in gas and auto maintenance purchases each billing period. The Discover More cardmembers can sign up to earn 5% Cashback Bonus in categories that change throughout the year.

Cardmembers who are not delinquent or otherwise disqualified may redeem Cashback Bonus rewards at any time starting at $20, and cardmembers have the option to choose to redeem for a statement credit, direct deposit, partner gift card or charitable donation. Cardmembers have the opportunity to increase their reward, up to double the reward amount when they redeem for a brand name gift card from over 100 merchant partners.

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

•

Payment Protection. This service allows cardmembers to suspend their payments in the event of certain covered events. Different products cover different events, such as unemployment, disability or other life events for up to two years. In most states, any outstanding balance up to $25,000 is cancelled in the event of death.

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

Cardmember Website

Cardmembers can register their accounts online at Discover.com, which offers a range of benefits and control features that allow cardmembers to customize their accounts to meet their own preferences and needs. Key offerings include:

•	Online account services that allow cardmembers to customize their accounts, choose how and when they pay their bills, and create annual account summaries that assist them with budgeting and taxes;

•	Email reminders to help cardmembers avoid fees and track big purchases or returns;

•	Money management tools like the Spend Analyzer, Paydown Planner and Purchase Planner;

•	Secure online account numbers that let cardmembers shop online without ever revealing their actual account numbers; and

•	ShopDiscover, an online portal where cardmembers automatically earn 5–20% Cashback Bonus when they shop at well-known online merchants using their Discover Card.

Credit Risk

Credit risk management is a critical and fully integrated component of our management and growth strategy. We have developed a risk management structure to manage credit and other risks facing our business. Credit risk refers to the risk of loss arising from borrower default when a borrower is unable or unwilling to meet their financial obligations to Discover. Our credit risk is generally highly diversified across millions of accounts without significant individual exposures; accordingly, we manage risk on a portfolio basis. We have a risk committee, the Discover Financial Services Risk Committee, that is composed of our senior management and is responsible for the establishment of criteria relating to risk management.

New Cardmembers

All credit applications are subject to an underwriting process that assesses the creditworthiness of each applicant. In terms of identifying potential cardmembers, we give consideration to the prospective cardmember’s financial stability, as well as ability and willingness to pay. Prospective cardmembers’ applications are evaluated using credit information provided by the credit bureaus and other sources. Credit scoring systems, both externally developed and proprietary, are used to evaluate cardmember and credit bureau data. We assign credit lines to our cardmembers on the basis of risk level, income and expected card usage.

We use experienced credit underwriters to supplement our automated decision-making processes. Approximately 20% of all applications are subject to manual review that covers the areas of key cardmember data verification, fraud prevention and approval of higher credit lines. We periodically review policies, procedures and processes to ensure accurate implementation.

Portfolio Management

Proactive management of a cardmember’s account is a critical part of credit management, and all accounts are subject to ongoing credit assessment. This assessment reflects information relating to the performance of the individual’s Discover account as well as information from a credit bureau relating to the cardmember’s broader credit performance. This information is used as an integral part of credit decision-making as well as for management reporting purposes. Scoring models (statistical evaluation models) support the measurement and management of credit risk. At the individual cardmember level, we use custom risk models together with generic industry models as an integral part of the credit decision-making process.

Depending on the duration of the cardmember’s account, risk profile and other performance metrics, the account may be subject to a range of account management treatments, including eligibility for marketing initiatives, authorization, increases or decreases in retail and cash credit limits, pricing adjustments, and delinquency strategies.

Cardmember Assistance

Authorizations. Each transaction is subject to screening and approval through a proprietary point-of-sale (POS) decision system. This system utilizes rules-based decision-making logic, statistical models and data integrity checks to manage fraud and credit risks. Strategies are subject to regular review and enhancement to enable us to respond quickly to changing credit conditions as well as to protect our cardmembers and the business from emerging fraud activity.

Proactive Account Management. We use a variety of collection and recovery strategies, with overdue delinquent accounts scored and segmented to tailor the collection approach. We employ predictive call campaigns, as well as offering payment programs for certain cardmembers to find customized solutions that fit their financial situation. We employ tools such as payment email reminders, flexible payment plans and a collections website designed to educate and assist cardmembers with their payment needs. Our payment plans are designed to help bring accounts out of delinquency or overlimit exposure.

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

We reevaluate our collection efforts and consider the implementation of other techniques as a cardmember becomes increasingly delinquent. We limit our exposure to delinquencies through controls within the authorizations system and criteria based account suspension and revocation. In situations involving a cardmember with financial difficulties, we may enter into arrangements to extend or otherwise change payment schedules.

Recovery. Credit card loans are charged off at the end of the month during which an account becomes 180 days contractually past due. The only exceptions are bankrupt accounts, deceased customers, accounts on payment hardship or settlement programs, and fraudulent transactions, which are charged off earlier.

We use various recovery techniques and channels that include internal collection activities, use of collections agencies and legal action. The timing and choice of channel utilized are subject to a recovery optimization strategy that encompasses factors such as cost and duration against expected recovery effectiveness.

Fraud Prevention

We actively monitor cardmember accounts to prevent, detect, investigate and resolve fraud. Our fraud prevention processes are designed to protect the security of cards, applications and accounts in a manner consistent with our cardmembers’ needs to easily acquire and use our products. Prevention systems handle the authorization of application information, verification of cardmember identity, sales, processing of convenience and balance transfer checks, and electronic transactions.

Our fraud detection program utilizes a variety of systems and techniques to identify and halt fraudulent transactions, including neural network and pattern recognition technology, rules-based decision-making logic, report analysis and manual account reviews. Accounts identified by the fraud detection system are managed by proprietary software that integrates effective fraud prevention with customer centric service.

Customer Service and Processing Services

Customer Service

We currently manage over 72 million annual inbound service calls placed to 1-800-Discover. We are committed to answering calls within 60 seconds or less and to providing “one-call resolution.” We perform the functions required to service and operate cardmember credit accounts, including new account solicitation, application processing, new account fulfillment, transaction authorization and processing, cardmember billing, payment processing, cardmember service and collection of delinquent accounts. We also work closely with some external vendors to solicit new account applications and to cross sell products. We believe that close management of these functions reduces our customer attrition and is cost-effective.

Designed around customer and account manager needs, our technology and systems enable our account managers to quickly access information in a manner that supports accurate and timely resolution of inquiries. We develop and maintain our infrastructure solutions with the flexibility to adapt quickly to meet customer expectations and needs. In addition to our systems, we invest in our people, providing them with the training and work environment that facilitates their ability to build strong customer relationships.

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

Technology

We provide technology systems processing through a combination of owned and hosted data centers. These data centers support our Discover and PULSE Networks, Diners Club processing, and provide cardmembers with access to their accounts and manage transaction authorizations, among other functions.

Our approach to technology development and management involves both third-party and in-house resources. We use third-party vendors for basic technology services (e.g., telecommunications, hardware and operating systems). Each vendor participates in a formal selection process to ensure that we have partners that can provide us with a cost-effective and reliable technology platform. This approach enables us to focus our in-house resources on building proprietary systems (e.g., for cardmember and merchant settlement, authorizations and customer relationship management) that we believe enhance our operations, improve cost efficiencies and help distinguish us in the marketplace.

Discover Card Terms and Conditions

The terms and conditions governing our products vary by product and change over time. Each cardmember enters into an agreement governing the terms and conditions of the cardmember’s account. Discover Card’s terms and conditions are generally uniform from state to state. The cardmember agreement permits us to change some credit terms, including the annual percentage rates and the fees imposed on accounts, with notice to the cardmember. The cardmember has the right to opt out of certain changes of terms and pay their balance off under the old terms. Each cardmember agreement provides that the account can be used for purchases, cash advances and balance transfers. Each Discover Card account is assigned a credit limit when the account is initially opened. Thereafter, individual credit limits may be increased or decreased from time to time, at our discretion, based primarily on our evaluation of the cardmember’s creditworthiness. Discover Bank offers various features and services with the Discover Card accounts, including the Cashback Bonus reward described under “—Marketing—Rewards/Cashback Bonus.”

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

We offer fixed and variable rates of periodic finance charges on accounts. Neither cash advances nor balance transfers are subject to a grace period. Periodic finance charges on purchases are calculated on a daily basis, subject to a grace period that essentially provides that periodic finance changes are not imposed if cardmembers pay their entire balance each month. Certain account balances, such as balance transfers, may accrue periodic finance charges at lower fixed rates for a specified period of time. Variable rates are indexed to the highest prime rate published in The Wall Street Journal on the last business day of the month.

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

In addition to periodic finance charges, we may impose other charges and fees on Discover Card accounts, including cash advance transaction fees, late fees where a cardmember has not made a minimum payment by the required due date, overlimit fees for balances that exceed a cardmember’s credit limit as of the close of the cardmember’s monthly billing cycle, balance transfer fees, returned payment fees, pay-by-phone fees, and fees for each time we decline to honor a balance transfer check, cash advance check, or other promotional check due to such reasons as insufficient credit availability, delinquency or default.

We use the two-cycle average daily balance method for determining periodic finance charges for some consumer card accounts, which is sometimes referred to as two-cycle billing. We expect to eliminate the two-cycle average daily balance method for those accounts in mid-2009. The two-cycle average daily balance method means that if a cardmember begins a billing cycle with no outstanding balance, makes purchases and then does not pay the balance outstanding at the end of that billing cycle by the payment due date (and therefore loses the grace period to avoid finance charges on those purchases), finance charges are imposed on those purchases for both the current billing cycle and the previous billing cycle as of the transaction date.

Terms and conditions may vary for other products, such as the Discover Business Card and Discover Motiva Card.

Payments and Merchant Relationships

Merchant Relationships

We support our growing base of merchants through a merchant acquiring model that includes direct relationships with the largest merchants in the United States and outsourced arrangements with our merchant acquiring partners for small- and mid-size merchants. We have chosen to retain direct relationships with most of our largest merchant accounts because many prefer dealing with us directly, we are able to retain the entire discount revenue from the merchant, and we are able to capitalize on joint marketing programs and opportunities. Competitor networks and credit card issuers typically do not enjoy direct relationships with merchants.

Since mid-2006, Discover Network has worked with merchant acquirers to allow them to begin offering a comprehensive payments processing package for small- and mid-size merchants that includes consolidated servicing for Discover, Visa and MasterCard transactions. Integrated payments solutions provide these merchants with streamlined statementing and customer service. In some cases, Discover has sold and will continue to sell small- and mid-size merchant acquiring portfolios to third-party acquirers to facilitate integrated servicing and reduced costs.

In addition to our U.S.-based merchant acceptance locations, Discover Network cards also are accepted (through relationships with in-country banks and processors) at many locations in Canada, Mexico and the Caribbean. Also, over the past three years we have signed reciprocal network agreements with China UnionPay and JCB that enable our cardmembers to use their Discover Network cards in China and, expected in 2009, in Japan.

Networks and Merchant Operations

Account Governance, Regulations and Specifications. The terms of our direct merchant relationships are governed by a Merchant Services Agreement (“MSA”). These MSAs also are accompanied by additional program documents that further define our network functionality and requirements, including operating regulations, technical specifications and dispute rules. To enable ongoing improvements in our network’s functionality and in accordance with industry convention, we publish updates to our program documents on a semi-annual basis. In a growing number of cases, particularly with small- and mid-size merchants, the merchants enter into agreements directly with a merchant acquirer, and not with Discover.

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

Transaction Processing. Discover Network partners with a number of vendors to maintain our connectivity that enables continuous support of POS authorizations. This connectivity also enables merchants to receive timely payment for their Discover Network card transactions.

Risk Management, Fraud Prevention and Compliance. Discover Network operates systems and processes that seek to prevent fraud and ensure compliance with our operating regulations. Our systems evaluate incoming merchant sales activity to identify abnormalities that require investigation prior to the initiation of settlement. Risk Management personnel are responsible for validating compliance with our operating regulations and law, including enforcing our data security standards and our prohibitions against internet gambling and other illegal or otherwise unacceptable activities. Discover Network is a founding and current member of the Payment Card Industry (PCI) Security Standards Council, LLC, and requires merchants and service providers to comply with the PCI Data Security Standard.

Competition

We compete with other card issuers and networks on the basis of a number of factors, including: merchant acceptance, products and services, incentives and reward programs, brand, network, reputation and pricing. Many of our competitors are well established and financially strong, have greater financial resources than we do, are larger than we are and/or have lower capital, funding and operating costs than we have and expect to have.

As a credit card issuer, we compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, Capital One, Chase and Citigroup, as well as third-party issuers on the Discover Network) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. There has been a trend toward consolidation among credit card issuers, leading to greater concentration of resources. Credit card industry participants have increasingly used advertising, targeted marketing, account acquisitions and pricing competition in interest rates, annual fees, reward programs and low-priced balance transfer programs to attract and retain cardholders and increase card usage. In addition, because most domestically issued credit cards, other than those issued on the American Express network, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant position and marketing and pricing power of Visa and MasterCard. See “Item 1A. Risk Factors—We face competition from other credit card issuers, and we may not be able to compete effectively, which could result in fewer customers and lower account balances and could materially adversely affect our financial condition, cash flows and results of operations” and “Item 1A. Risk Factors—We incur considerable expenses in competing with other credit card issuers, and many of our competitors have greater scale, which may place us at a competitive disadvantage.”

In our third-party payments business, we compete with other networks for volume and to attract third-party issuers to issue credit, debit and prepaid cards on the Discover and PULSE Networks. Diners Club and Discover Network’s primary competitors are Visa, MasterCard and American Express, and PULSE Network’s competitors include Visa’s Interlink, STAR, NYCE and Maestro. The former exclusionary rules of Visa and MasterCard limited our ability to attract merchants and credit and debit card issuers. In addition, Visa and MasterCard have entered into long-term arrangements with many financial institutions that may have the effect of preventing them from issuing credit or debit cards on the Discover or PULSE Networks. See “Item 1A. Risk Factors—We face competition from other operators of payment networks, and we may not be able to compete effectively, which could result in reduced transaction volume, limited merchant acceptance of our cards, limited issuance of cards on our network by third parties and materially reduced earnings.”

In our deposits business, we compete with other deposit-taking organizations, which include banks, credit unions and money market mutual funds. Many financial services firms are increasing their use of deposit funding, including newly-formed bank holding companies, and as such we expect increased competition in the deposit markets. We compete in the deposit markets on the basis of pricing, brand and marketing. We face challenges in competing with banks with branch locations and those that are expanding their electronic and internet delivery channels. We cannot predict how any increased competition will affect deposit renewal rates, costs or availability. See “Item 1A. Risk Factors—An inability to accept or maintain deposits or obtain other sources of funding in the future could materially adversely affect our liquidity position and our ability to fund our business.”

Intellectual Property

We use a variety of methods, such as trademarks, patents, copyrights and trade secrets, to protect our intellectual property. We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures. Our Discover, PULSE and Diners Club brands are important assets, and we take steps to protect the value of these assets. However, we may not be able to always successfully protect our intellectual property or proprietary information from misappropriation, infringement or unauthorized disclosure. In addition, our competitors may obtain intellectual property rights on innovations in our industry. As a result of these actions, our business could be adversely affected.

Employees

As of January 15, 2009, we employed approximately 11,900 individuals.

Supervision and Regulation

General

Discover’s operations are subject to extensive regulation, supervision and examination under U.S. federal, state and foreign laws and regulations. On January 14, 2009, Discover received preliminary approval to participate in the United States Treasury’s Capital Purchase Program, subject to standard closing conditions. In connection with participating in the Capital Purchase Program, Discover will become a bank holding company under the Bank Holding Company Act of 1956 (“BHC Act”) and a financial holding company under the Gramm-Leach-Bliley Act (“GLBA”), subject to the supervision, examination and regulation of the Federal Reserve Board (“Federal Reserve”). See “Item 1A. Risk Factors—The impact on us of recently enacted legislation and government programs to stabilize the financial markets cannot be predicted at this time” and “Item 1A. Risk Factors—Our business, financial condition and results of operations could be adversely affected by new regulations to which we are or will become subject as a result of becoming a bank holding company.”

Permissible activities for a bank holding company include those activities that are so closely related to banking as to be a proper incident thereto such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a bank holding company if conducted for or on behalf of the bank holding company or any of its affiliates. Impermissible activities for bank holding companies include activities that are related to commerce such as retail sales of nonfinancial products.

Discover has elected to become a “financial holding company” under GLBA once it becomes a bank holding company. The GLBA removed many of the restrictions on the activities of bank holding companies that become financial holding companies. A financial holding company, and the non-bank companies under its control, are permitted to engage in activities considered financial in nature; incidental to financial activities; or complementary to financial activities if the Federal Reserve determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general.

Discover’s election to become a financial holding company under the GLBA certifies that the depository institutions Discover controls meet certain criteria, including capital, management and Community Reinvestment Act requirements. If Discover were to fail to continue to meet the criteria for financial holding company status, it could, depending on which requirements it failed to meet, face restrictions on new financial activities or acquisitions and/or be required to discontinue existing activities that are not generally permissible for bank holding companies.

Federal Reserve regulations require that bank holding companies serve as a source of strength to each subsidiary bank and commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support without adversely affecting its ability to meet other obligations.

Banking Subsidiaries

Discover operates two banking subsidiaries in the United States. Discover Bank offers a wide variety of products, but does not offer commercial loans other than business credit cards. Discover Bank offers credit card loans, student loans and personal loans, as well as checking accounts, certificates of deposit and money market accounts. Discover Bank is chartered and regulated by the Office of the Delaware State Bank Commissioner (the “Delaware Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits and serves as the bank’s federal banking regulator. Discover currently is not regulated by the Federal Reserve as a bank holding company pursuant to a grandfather provision that limits Federal Reserve oversight of certain companies that meet specific statutory criteria. Discover’s grandfathered status would be forfeited and Discover would be required to register as a bank holding company if, among other things, Discover Bank engages in commercial lending at the same time that it accepts demand deposits, or is subject to a change in control under federal banking law or if Discover acquires more than five percent of the shares or assets of another bank or savings association, other than in certain limited circumstances.

Bank of New Castle is a limited purpose credit card bank, chartered and regulated by the Delaware Commissioner and the FDIC, which also insures its deposits. Ownership of Bank of New Castle does not subject Discover to ongoing holding company regulation by the Delaware Commissioner, and Discover is not regulated by the Federal Reserve as a bank holding company, as long as the activities of Bank of New Castle are limited to credit card operations.

Discover currently expects to register as a bank holding company in connection with participating in the United States Treasury’s Capital Purchase Program. Regardless of whether Discover registers as a bank holding company, there is risk of Congressional activity to regulate holding companies such as Discover that own depository institutions.

Dividends

Dividends to Discover from its subsidiary, Discover Bank, represent a major source of funds for Discover to pay dividends on its stock, make payments on corporate debt securities and meet its other obligations. There are various federal and state law limitations on the extent to which Discover Bank can finance or otherwise supply funds to Discover through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, and general federal and state regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as Discover Bank, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards.

Capital

Discover Bank and Bank of New Castle are subject to capital adequacy guidelines adopted by federal banking regulators. For a further discussion of the capital adequacy guidelines, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Bank holding companies are required to maintain minimum capital ratios. Currently, bank holding companies are required to maintain Tier 1 and total capital equal to at least 4% and 8% of its total risk-weighted assets, respectively. Bank holding companies are also required to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% to 5%, depending upon criteria defined and assessed by the Federal Reserve.

FDIA

The Federal Deposit Insurance Act (the “FDIA”) imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At November 30, 2008, Discover Bank and Bank of New Castle met all applicable requirements to be deemed “well-capitalized.” Recent regulations proposed by the U.S. bank regulators referred to as the Basel II proposal could alter the capital adequacy framework for participating banking organizations. Discover will continue to closely monitor developments on these matters and assess their impact on Discover and its banking subsidiaries.

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

Each of Discover’s banking subsidiaries may also be held liable by the FDIC for any loss incurred, or reasonably expected to be incurred, due to the default of the other U.S. banking subsidiary and for any assistance provided by the FDIC to the other U.S. banking subsidiary that is in danger of default.

The FDIA prohibits a bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well-capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is well-capitalized. As of November 30, 2008, Discover Bank and Bank of New Castle each met the FDIC’s definition of a well-capitalized institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact Discover’s funding costs and liquidity.

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

Investment in Discover

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

In December 2008, the Federal Reserve Board promulgated final rules amending Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth In Lending Act) that limit or modify certain credit card practices and require increased disclosures to consumers. These rules become effective July 1, 2010. We anticipate implementing some of the changes required by the rules prior to the effective date. The credit card practices addressed by the rules include, but are not limited to, restrictions on the application of rate increases to existing and new balances, payment allocation, default pricing and two-cycle billing. See “Item 1A. Risk Factors—The Federal Reserve Board’s amendments to certain rules will significantly impact our business practices and may have a material adverse effect on our results of operations.”

The 111th Congress, which convened in January 2009, is also expected to consider legislation addressing practices in the credit card industry. For example, legislation has been introduced to accelerate the effective date of the Federal Reserve rules described above, and additional requirements could be imposed. It is not clear at this time whether new limitations on credit card practices or new required disclosures will be adopted by Congress or at the state level and, if adopted, what impact any new limitations would have on Discover. See “Item 1A. Risk Factors—Changes in laws and regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.”

Anti-Money Laundering

Our Anti-Money Laundering (AML) Program is coordinated and implemented on an enterprise-wide basis. In the United States, for example, the USA PATRIOT Act of 2001 imposes significant obligations to deter money laundering and terrorist financing activity, identify customers, report suspicious activity to appropriate authorities, adopt an AML program that includes policies, procedures and internal controls, provide employees with AML training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of its AML program. Outside the United States, designated types of financial institutions are subject to similar AML requirements. We have established policies, procedures and internal controls that are designed to comply with these AML requirements.

Electronic Funds Networks

We operate the Discover and PULSE Networks, which deliver switching and settlement services to financial institutions and other program participants for a variety of ATM, POS and other electronic banking transactions. These operations are regulated by certain state and federal banking, privacy and data security laws. Moreover, the Discover and PULSE Networks are subject to examination under the oversight of the Federal Financial Institutions Examination Council, an interagency body composed of the federal bank and thrift regulators, and the National Credit Union Association. In addition, as our payments business has expanded globally through Diners Club, we are subject to government regulation in countries in which our networks operate or our cards are used, either directly or indirectly through regulation affecting Diners Club network licensees. Changes in existing federal, state or international regulation could increase the cost or risk of providing network services, change the competitive environment, or otherwise materially adversely affect our operations. The legal environment regarding privacy and data security is particularly dynamic, and any disclosure of confidential customer information could have a material adverse impact on our business, including loss of consumer confidence.

U.S. Treasury Office of Foreign Assets Control

We are subject to regulations imposed by the U.S. Treasury Office of Foreign Assets Control (“OFAC”). OFAC restricts financial dealings with identified nations including Cuba, Iran, Myanmar and Sudan, as well as financial dealings with certain restricted third parties, such as suspected terrorists or narcotics traffickers. We have programs in place to minimize the risks of engaging in any prohibited dealings or of our payments networks being used in connection with any prohibited transactions.

Executive Officers of the Registrant

Set forth below is information concerning our executive officers, each of whom is a member of our executive committee.

Name	Age	Position
David W. Nelms	47	Chairman and Chief Executive Officer

Roger C. Hochschild	44	President and Chief Operating Officer

Roy A. Guthrie	55	Executive Vice President, Chief Financial Officer

Kathryn McNamara Corley	48	Executive Vice President, General Counsel and Secretary

Carlos Minetti	46	Executive Vice President, Cardmember Services and Consumer Banking

Diane E. Offereins	51	Executive Vice President, Payment Services

James V. Panzarino	56	Senior Vice President, Chief Credit Risk Officer

Harit Talwar	48	Executive Vice President, Card Programs and Chief Marketing Officer

David W. Nelms has served as our Chief Executive Officer since 2004, and was President and Chief Operating Officer from 1998 to 2004. Mr. Nelms was appointed Chairman in January 2009, and was also our Chairman from 2004 until our spin-off. Prior to joining Discover, Mr. Nelms worked at MBNA America Bank from 1990 to 1998, most recently as a Vice Chairman. Mr. Nelms holds a Bachelor’s of Science degree in Mechanical Engineering from the University of Florida and an M.B.A. from Harvard Business School.

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

Carlos Minetti has served as Executive Vice President, Cardmember Services and Consumer Banking since September 2006. Prior thereto, he had been Executive Vice President, Cardmember Services since January 2001 and Executive Vice President, Cardmember Services and Risk Management since January 2003. He is currently Chair of the Discover Financial Services Risk Committee. Prior to joining Discover, Mr. Minetti worked in card operations and risk management for American Express from 1987 to 2000, most recently as Senior Vice President. Mr. Minetti holds a Bachelor’s of Science degree in Industrial Engineering from Texas A & M University and an M.B.A. from the University of Chicago.

Diane E. Offereins has served as Executive Vice President, Payment Services since December 2008. Prior thereto, she had been Executive Vice President, Chief Technology Officer since 1998. In addition, she was appointed to oversee the PULSE Network in 2006. From 1993 to 1998, Ms. Offereins was at MBNA America Bank, most recently as Senior Executive Vice President. Ms. Offereins holds a Bachelor of Business Administration degree in Accounting from Loyola University.

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

Harit Talwar has served as Executive Vice President, Card Programs and Chief Marketing Officer since December 2008. Prior thereto, he had been Executive Vice President, Discover Network since December 2003. From 2000 to 2003, Mr. Talwar was Managing Director for Discover’s international business. Mr. Talwar held a number of positions at Citigroup from 1985 to 2000, most recently Country Head, Consumer Banking Division, Poland. Mr. Talwar holds a B.A. Hons degree in Economics from Delhi University in India and received his M.B.A. from the Indian Institute of Management, Ahmedabad.

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

Risks Related to the Current Environment and Recent Developments

The continued economic downturn, recent financial market events and other conditions beyond our control have and could continue to materially adversely affect our business, results of operations, financial condition, access to funding and the trading price of our common stock.

The continued economic downturn, recent financial market events and other conditions beyond our control have adversely affected unemployment rates, consumer spending, consumer indebtedness, availability of consumer credit, asset values, investments and liquidity, which in turn adversely affected the ability and willingness of cardmembers to pay amounts owed to us. This resulted in increased delinquencies and charge-offs. The economic downturn may continue, unemployment may continue to rise, the housing market may continue to be depressed and consumer credit availability may continue to decrease. The ability and willingness of cardmembers to pay amounts owed to us could continue to be adversely affected, which would increase delinquencies and charge-offs and materially adversely affect our profitability. In addition, with the deterioration in economic conditions, the number of transactions and average purchase amount of transactions on our cards may be reduced, which would reduce transaction fees and interest income and thereby adversely affect profitability.

Deterioration in the global capital markets has caused financial institutions to seek additional capital, merge with larger financial institutions and, in some cases, fail. These conditions have led to concerns by market participants about the stability of financial markets generally and the strength of counterparties, resulting in a contraction of available credit, even for the most credit-worthy borrowers. Due to recent market events, the securitization markets, historically an important source of funding for us, have not been available to us, and we have shifted to deposits as our primary ongoing funding source. It is uncertain when, if ever, these markets will return as a source of funding at acceptable rates. See “—An inability to accept or maintain deposits or obtain other sources of funding in the future could materially adversely affect our liquidity position and our ability to fund our business.”

Recently, the U.S. government has taken certain actions to support the financial markets, including investing in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets pursuant to the Capital Purchase Program (the “Capital Purchase Program” or the “CPP”) of the U.S. Department of the Treasury (the “U.S. Treasury”), the impact of which we cannot estimate at this time. In addition, the Federal Reserve announced the introduction of the Term Asset-Backed Securities Loan Facility (the “TALF”) in an effort to facilitate the issuance of asset-backed securities and improve the market conditions for asset-backed securities generally. It is unclear at this time what impact the TALF program will have on returning the securitization market to historical capacity and pricing levels. Continued deterioration of the financial markets and continued disruption in the capital markets could materially adversely affect our capital, funding and liquidity position as well as our overall financial condition.

The impact on us of recently enacted legislation and government programs to stabilize the financial markets cannot be predicted at this time.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Under EESA, the U.S. Treasury has the authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the U.S. Treasury announced its Capital Purchase Program, under which it is purchasing preferred stock and warrants in eligible institutions to increase the flow of credit to businesses and consumers and to support the economy. On January 14, 2009, we received preliminary approval from the U.S. Treasury to participate in the CPP, subject to standard closing conditions. We expect to issue and sell to the U.S. Treasury shares of senior preferred stock and warrants to purchase shares of our common stock in accordance with the terms of the CPP for an aggregate purchase price of approximately $1.2 billion. There can be no assurance, however, that the U.S. Treasury will grant final approval of our application or, if approved, what the size of any investment by the U.S. Treasury ultimately will be.

Although participation in the CPP would strengthen our capital position, it also would subject us to specific restrictions under the terms of the CPP and increased oversight by the U.S. Treasury, regulators and Congress under EESA. Participation in the CPP would restrict our ability to increase dividends on our common stock or to repurchase our common stock. The CPP would also subject us to restrictions on executive compensation practices. With regard to increased oversight, the U.S. Treasury would have the power to unilaterally amend the terms of the purchase agreement to the extent required to comply with changes in applicable federal law and to inspect our corporate books and records through our federal banking regulator. In addition, the U.S. Treasury would have the right to appoint two directors to our board if we miss dividend payments for six dividend periods, whether or not consecutive, on the preferred stock.

Congress has held hearings on implementation of the CPP and the use of funds and may adopt further legislation impacting financial institutions that obtain funding under the CPP or changing lending practices that legislators believe led to the current economic situation. On January 21, 2009, the U.S. House of Representatives approved legislation amending the TARP provisions of EESA to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds, and authorization for U.S. Treasury to have an observer at board meetings of recipient institutions, among other things. Although it is unclear whether this legislation will be enacted into law, its provisions, or similar ones, may be imposed administratively by the U.S. Treasury. Such provisions could restrict our lending or increase governmental oversight of our businesses and our corporate governance practices.

The participation of several of our banking competitors in the CPP and other government programs subjects us to more intense competition. Such competitors are large financial institutions that have received multi-billion dollar infusions of capital from the U.S. Treasury or other support from federal programs, which has strengthened their balance sheets and increased their ability to withstand the uncertainty of the current economic environment.

The costs of participating or not participating in any such government programs, and the effect on our results of operations, cannot reliably be determined at this time. In addition, there can be no assurance as to the actual impact that EESA and its implementing regulations, or any other governmental program, will have on the financial markets generally, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect our business, results of operations, financial condition, access to funding and the trading price of our common stock.

Our business, financial condition and results of operations could be adversely affected by new regulations to which we are and will become subject as a result of becoming a bank holding company.

On December 19, 2008, we obtained approval from the Federal Reserve to become a bank holding company. We will become a bank holding company in connection with participating in the U.S. Treasury’s Capital Purchase Program, which would require us to meet certain risk-based capital and leverage ratio requirements and submit financial and other reports to the Federal Reserve. Further, we would be subject to organization-wide oversight and examination by the Federal Reserve, including scrutiny of our risk management program; business strategy, earnings, capital and cash flow; anti-money laundering program; and examination of our non-bank subsidiaries, including Discover Network, PULSE and Diners Club, and their relationships with our banking subsidiaries. Finally, our business activities would be restricted to those permitted by the Federal Reserve. If we fail to satisfy new regulatory requirements applicable to bank holding companies, our financial condition and results of operations could be adversely affected.

The Federal Reserve Board’s amendments to certain rules will significantly impact our business practices and may have a material adverse effect on our results of operations.

The Federal Reserve Board has adopted amendments to Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending) that place new limitations on certain credit card practices and mandate increased disclosures to consumers including, but not limited to, the following:

•	Applying rate increases to existing balances. The amendments prohibit interest rate increases on outstanding balances except under limited circumstances.

•	Applying rate increases to new balances. The amendments prohibit interest rate increases on new balances during the first year an account is opened except under limited circumstances.

•

Payment allocation. For accounts with different annual percentage rates (APRs) on different balances, the amendments require allocation of payments in excess of the required minimum payment either to the higher APR balances first or on a pro-rata basis based on the balances.

•	Default pricing. The amendments restrict imposition of a default APR on existing balances unless an account is 30 days past due.

•	Notice period. If a rate increase is permitted, the amendments generally require 45 days’ advance notice be provided to customers prior to imposing the higher rate.

•	Two-cycle average daily balance method. The amendments prohibit the use of the two-cycle average daily balance method of calculating interest.

The amendments become effective July 1, 2010 and will impact many of our business practices. For example, we currently have the ability to increase rates on existing balances to respond to market conditions and consumer behavior. The amendments will restrict our ability to manage market and credit risk in this manner. While we anticipate making changes to our pricing, credit and marketing practices that are designed to lessen the impact of these changes, there is no assurance that we will be successful. If we are not able to lessen the impact of these changes, they will have a material adverse effect on our results of operations.

Risks Related to Our Business

We face competition from other credit card issuers, and we may not be able to compete effectively, which could result in fewer customers and lower account balances and could materially adversely affect our financial condition, cash flows and results of operations.

The credit card issuing business is highly competitive. We compete with other credit card issuers on the basis of a number of factors, including: merchant acceptance, products and services, incentives and reward programs, brand, network, reputation and pricing. This competition affects our ability to obtain applicants for our credit cards, encourage cardmembers to use our credit cards, maximize the revenue generated by card usage and generate cardmember loyalty and satisfaction so as to minimize the number of cardmembers switching to other credit card brands. Competition is also increasingly based on the value provided to the cardholder by rewards programs. Many credit card issuers have instituted rewards programs that are similar to ours, and issuers may in the future institute rewards programs that are more attractive to cardmembers than our programs. In addition, because most domestically issued credit cards, other than those issued by American Express, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant position and marketing and pricing power of Visa and MasterCard. If we are unable to compete successfully, or if competing successfully requires us to take aggressive actions in response to competitors’ actions, our financial condition, cash flows and results of operations could be materially adversely affected.

We incur considerable expenses in competing with other credit card issuers, and many of our competitors have greater scale, which may place us at a competitive disadvantage.

We incur considerable expenses in competing with other credit card issuers to attract and retain cardmembers and increase card usage. A substantial portion of these expenses relates to marketing expenditures. Because of the highly competitive nature of the credit card issuing business and increasing marketing challenges, a primary method of competition among credit card issuers, including us, has been to offer low introductory interest rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card. This type of competition has adversely affected credit card yields, and cardholders may frequently switch credit cards or transfer their balances to another card. There can be no assurance that any of the expenses we incur or incentives we offer to attempt to acquire and maintain accounts and increase card usage will be effective.

Furthermore, many of our competitors are larger than we are, have greater financial resources than we do and/or have lower capital, funding and operating costs than we have and expect to have, and have assets such as branch locations and co-brand relationships that may help them compete more effectively. In addition, there is an increasing trend toward consolidation among credit card issuers, resulting in even greater pooled resources. We may be at a competitive disadvantage as a result of the greater scale of many of our competitors.

We face competition from other operators of payment networks, and we may not be able to compete effectively, which could result in reduced transaction volume, limited merchant acceptance of our cards, limited issuance of cards on our networks by third parties and materially reduced earnings.

We face substantial and increasingly intense competition in the payments industry. We compete with other payment networks to attract third-party issuers to issue credit and debit cards and other card products on the Discover, PULSE and Diners Club networks. Competition with other operators of payment networks is generally based on issuer interchange fees, switch fees, fees paid to networks, merchant acceptance, network functionality and other economic terms. Competition also is based on customer perception of service quality, brand image, reputation and market share.

Many of our competitors are well established, larger than we are and/or have greater financial resources than we do. These competitors have provided financial incentives to card issuers, such as large cash signing bonuses for new programs, funding for and sponsorship of marketing programs and other bonuses. Visa and MasterCard each have been in existence for more than 40 years and enjoy greater merchant acceptance and broader global brand recognition than we do. In addition, Visa and MasterCard have entered into long-term arrangements with many financial institutions that may have the effect of discouraging those institutions from issuing credit cards on the Discover Network or issuing debit cards on the PULSE Network. Visa and MasterCard also may enact new rules or enforce other rules in the future, including rules that could have the effect of limiting the ability of issuing banks to use the PULSE Network, which may materially adversely affect our ability to compete. For example, MasterCard recently announced that it will require banks that issue MasterCard signature debit cards to also participate in MasterCard’s affiliated PIN debit network. MasterCard and Visa completed initial public offerings, which provided them with significant capital and may enhance their strategic flexibility. American Express is also a strong competitor, with international acceptance, high transaction fees and an upscale brand image. Internationally, American Express competes in the same market segments as Diners Club.

Furthermore, as a result of their dominant market position and considerable marketing and pricing power, Visa and MasterCard have been able to increase transaction fees charged to merchants in an effort to retain and grow their issuer volume. If we are unable to remain competitive on issuer interchange and other incentives, we may be unable to offer adequate pricing to third-party issuers while maintaining sufficient net revenues. At the same time, increasing the transaction fees charged to merchants or increasing acquirer interchange could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Network and may cause merchant acceptance to decrease. This, in turn, could adversely affect our ability to attract third-party issuers and our ability to maintain or grow revenues from our proprietary network. Similarly, the PULSE

Network operates in the highly competitive PIN debit business with well-established and financially strong network competitors (particularly Visa) that have the ability to offer significant incentives and bundled products to financial institutions.

In addition, if we are unable to maintain sufficient network functionality to be competitive with other networks, or if our competitors develop better data security solutions or more innovative products and services than we do, our ability to attract third-party issuers and maintain or increase the revenues generated by our proprietary card issuing business may be materially adversely affected. An inability to compete effectively with other payment networks could result in reduced transaction volume, limited merchant acceptance of our cards, limited issuance of cards on our network by third parties and materially reduced earnings.

In addition, the deterioration in the capital markets has adversely affected some of our issuers, merchant acquirers and licensees, which are financial institutions. The failures of financial institutions and increased consolidation in the industry decrease our opportunities for new business and may result in the termination of existing business relationships if a business partner is acquired or goes out of business. In addition, financial institutions may have decreased interest in engaging in new card issuance opportunities or expanding existing card issuance relationships, which would inhibit our ability to grow our third-party payments business.

Our business depends on our ability to manage our credit risks, and failing to manage these risks successfully may result in high charge-off rates, which would slow our growth and materially adversely affect our business, profitability and financial condition.

Our success depends on our ability to manage our credit risk while attracting new cardmembers with profitable usage patterns. We select our cardmembers, manage their accounts and establish terms and credit limits using proprietary scoring models and other analytical techniques that are designed to set terms and credit limits to appropriately compensate us for the credit risk we accept, while encouraging cardmembers to use their available credit. The models and approaches we use may not accurately predict future charge-offs due to, among other things, inaccurate assumptions or models. While we continually seek to improve our assumptions and models, we may make modifications that unintentionally cause them to be less predictive or incorrectly interpret the data produced by these models in setting our credit policies.

Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by economic conditions that may be difficult to predict, particularly the continuing deterioration in the consumer credit environment, which we believe has been driven by rising unemployment levels, declining housing prices and restricted availability of credit to consumers. In anticipation of continued challenging economic conditions, we have increased our provision for loan losses as a result of higher charge-offs and owned loan growth and in anticipation of higher future charge-off rates. A greater percent of delinquent accounts are flowing into later stages of delinquency and, based on our experience, will eventually be charged-off. We expect the challenges in the consumer credit environment to continue, leading to increasing delinquency trends and higher charge-off rates. There can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels, or that our provision for loan losses will be sufficient to cover actual losses.

A cardmember’s ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other consumer loans. Such changes can result from increases in base lending rates or structured increases in payment obligations, and could reduce the ability of our cardmembers to meet their payment obligations to other lenders and to us. In addition, a cardmember’s ability to repay us can be negatively impacted by the restricted availability of credit to consumers generally, including reduced and closed lines of credit. Cardmembers with insufficient cash flow to fund daily living expenses and lack of access to other sources of credit may be more likely to increase their card usage and ultimately default on their payment obligations to us, resulting in higher credit losses in our portfolio. Our collection operations may not compete effectively to secure more of cardmembers’ diminished cash flow than our competitors. In addition, we may not identify cardmembers who are likely to default on their payment obligations to us quickly and reduce our exposure by closing credit lines and restricting authorizations which could adversely impact our financial condition and results of operations.

Our ability to manage credit risk also may be adversely affected by legal or regulatory changes (such as bankruptcy laws, minimum payment regulations and re-age guidance), competitors’ actions and consumer behavior, as well as inadequate collections staffing, techniques, models and vendor performance.

We plan to expand in several card and consumer lending sectors. For example, we launched personal loan and student lending products in 2007 and expanded our marketing of these products in 2008. We also continuously refine and test our credit criteria, which results in some instances in approving applications that did not previously meet our underwriting criteria. We have less experience in these areas as compared to our traditional products and segments, and there can be no assurance that we will be able to manage our credit risk or generate sufficient revenue to cover our expenses in these markets. Our failure to manage our credit risks may materially adversely affect our profitability and ability to grow.

The success of our acquisition of Diners Club depends upon our ability to maintain the full operability of the Diners Club network and achieve interoperability among our networks. If we are unsuccessful in doing so, we may be unable to sustain and grow our international network business.

In 2008, we acquired the Diners Club network, brand, trademarks, employees, and license agreements. Over the next approximately two years, we are targeting achieving interoperability among the Diners Club network, the Discover Network and PULSE to allow Discover Network cardholders to use their cards at merchant and ATM locations that accept Diners Club cards around the world and to allow Diners Club cardholders to use their cards on the Discover Network in North America and to access cash through the PULSE Network.

The success of our acquisition of Diners Club in the immediate term depends upon our ability to maintain the full operability of the Diners Club network for existing Diners Club cardholders, network licensees and merchants. We rely on existing Diners Club infrastructure to support Diners Club network operations and the assistance of Citigroup Inc. during a transition period for certain network and operational support services. If we were to lose the assistance of key Diners Club personnel or Citigroup Inc. during the transition, we may face difficulty maintaining operations at the same level. We rely upon numerous network partners in the United States, Canada and the Caribbean for merchant acceptance for existing Diners Club cardholders. We also rely on the Diners Club network’s current availability of cash access locations for its existing cardholders through MasterCard’s Cirrus ATM network, which will terminate on June 30, 2009. If we are unable to continue to offer either acceptable North American merchant acceptance or sufficient cash access locations to existing Diners Club cardholders, we may experience decreased transaction volume, which would reduce our revenues.

The long-term success of our acquisition of Diners Club depends upon achieving interoperability among our networks, which could include higher overall costs or longer timeframes than anticipated. If we are unable to successfully achieve interoperability among the networks, we may be unable to achieve the synergies we anticipate and grow our business internationally.

If we are unable to securitize our receivables, it may have a material adverse effect on our liquidity, cost of funds, reserves and capital requirements.

Historically, we have used the securitization of credit card receivables, which involves the transfer of receivables to a trust and the issuance by the trust of beneficial interests to third-party investors, as our largest single source of funding. Due to recent market events and continued disruption in the capital markets, the securitization markets have not been available to us. Our last public asset-backed securitization transaction was on June 18, 2008, and our last private asset-backed conduit securitization transaction closed on August 28, 2008. Our response to the disruptions in the securitization markets has been and we anticipate will continue to be throughout 2009 increased utilization of deposit funding. This shift results in higher levels of owned loan receivables with related increases in the allowance for loan losses, which negatively impacts our earnings. The shift also increases our regulatory capital requirements and reduces the value of the interest-only strip receivable. Additional factors affecting our ability to securitize our credit card receivables include the overall credit quality of our receivables, negative credit ratings action affecting our asset-backed securities (or Discover Bank), and the legal, regulatory, accounting and tax requirements governing securitization transactions. A prolonged inability to securitize our receivables may have a material adverse effect on our liquidity, cost of funds, reserves and capital requirements.

An inability to accept or maintain deposits or obtain other sources of funding in the future could materially adversely affect our liquidity position and our ability to fund our business.

In response to disruptions in the securitization markets, we have increased and plan to continue to increase our deposit funding. We obtain deposits through third-party securities brokers who offer our deposits to their customers (“brokered deposits”) and directly from consumers (“direct-to-consumer deposits”). Many financial services firms are increasing their use of deposit funding, including newly-formed bank holding companies, and as such we expect increased competition in the deposit markets. We cannot predict how this increased competition will affect deposit renewal rates, costs or availability. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted. In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors beyond our control, including perceptions about our financial strength, which could lead to securities brokers not offering our deposit products to their customers or consumers choosing not to make deposits with us.

Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiaries. The FDIA prohibits a bank, including our subsidiaries Discover Bank and Bank of New Castle, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well-capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is well-capitalized. While Discover Bank and Bank of New Castle each met the FDIC’s definition of “well-capitalized” as of November 30, 2008, there can be no assurance that they will continue to meet this definition. An inability to attract or maintain brokered and direct-to-consumer deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.

The occurrence of events that result in the early amortization of our existing securitization transactions could materially adversely affect our results of operations and financial condition.

Our results of operations and financial condition could also be materially adversely affected by the occurrence of events that could result in the early amortization of our existing securitization transactions. Credit card securitizations are normally structured as “revolving transactions” that do not distribute to securitization investors their share of monthly principal payments on the receivables during the revolving period, and instead use those principal payments to fund the purchase of replacement receivables. The occurrence of “early amortization events” may result in termination of the revolving period of our securitization transactions. Early amortization events include, for example, insufficient cash flows in the securitized pool of receivables to meet contractual requirements (also known as “excess spread”), certain breaches of representations, warranties or covenants in the agreements relating to the securitization and bankruptcy or insolvency.

In the event of an early amortization event, receivables that otherwise would have been subsequently purchased by the trust from us would instead continue to be recognized on our consolidated statements of financial condition since the cash flows generated in the trust would instead be used to repay investors in the asset-backed securities. Adding these receivables to our balance sheet would require us to record higher reserves for loan losses, which would negatively impact our earnings, increase our regulatory capital requirements, and require us to rely on alternative funding sources, which may or may not be available at the time.

Changes to the accounting treatment of securitization transactions could materially adversely affect our financial condition, reserve requirements, capital requirements, liquidity, cost of funds and operations.

The Financial Accounting Standards Board (“FASB”) has issued proposed amendments to Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended (“Statement No. 140”) and FASB Interpretation No. 46R,

Consolidation of Variable Interest Entities (“FIN 46R”). Exposure Drafts for both proposed amendments were issued on September 15, 2008 and each was subject to a 60-day public comment period. In December 2008, the FASB resumed deliberating the proposed revisions to these two standards and was planning to issue final standards at the end of the first calendar quarter of 2009. Based on comments it has received and other considerations, the FASB may revise the amendments before issuing final guidance.

Currently under Statement No. 140, the transfers of our credit card receivables in securitization transactions qualify for sale accounting treatment. The trusts used in our securitizations are not consolidated with the Company for financial reporting purposes because the trusts are qualifying special purpose entities (“QSPEs”) under Statement No. 140. Because the transfers qualify as sales and the trusts are not subject to consolidation, the assets and liabilities of the trusts are not reported on our balance sheet under GAAP. Under the proposed amendment to Statement No. 140, the concept of a QSPE will be eliminated. QSPEs will have to be evaluated under FIN 46R for potential consolidation. If adopted as proposed, the changes to FIN 46R are expected to result in our consolidation of the trusts. Consolidation of the trusts would have a significant impact on our consolidated financial statements. For example, if applied as of November 30, 2008, it would require us to add approximately $24 billion of securitized receivables to our assets and add the related debt issued to third-party investors to our liabilities.

As a result of the addition of the securitized receivables to our balance sheet, under existing regulatory capital requirements, we would be required to increase capital for Discover Bank to satisfy regulatory capital requirements. If Discover Bank was to fail to meet its regulatory capital requirements, it would become subject to restrictions that could materially adversely affect our ability to conduct normal operations, our liquidity and our cost of funds, such as limiting our ability to issue brokered deposits. See “—An inability to accept or maintain deposits or obtain other sources of funding in the future could materially adversely affect our liquidity position and our ability to fund our business.” In addition, changes to the accounting treatment for securitizations may result in an inability to achieve bankruptcy remote status for the securitization trusts and prevent issuance from the trusts of highly rated investor interests. We cannot at this time predict the final amendments to Statement No. 140 and FIN 46R or the impact of those amendments, including whether, when and in what form any transfers that currently qualify as sales will be recognized on our balance sheet; what effect the recognition of transfers would have on capital, capital requirements, the ability to maintain a sufficient level of receivables in the trust, or our results of operations; the impact of the amendments on the market for asset-backed securities; whether the amendments will cause Discover Bank to execute fewer securitizations; whether the amendments will trigger the breach of any financial covenants in our credit facility; or what effect the amendments will have on our credit ratings or the credit ratings of debt issued by the trust.

A downgrade in the credit ratings of our securities could materially adversely affect our business and financial condition.

While we, along with Discover Bank, have continued to maintain investment grade credit ratings from the major rating agencies, Moody’s recently changed its outlook for our credit ratings from “Stable” to “Negative.” We are regularly evaluated by the ratings agencies, and their ratings for our long-term debt and other securities, including asset-backed securitizations, are based on a number of factors, including our financial strength as well as factors that may not be within our control. There can be no assurance that we will be able to maintain our credit ratings or that our credit ratings will not be lowered or withdrawn in their entirety. The failure to maintain our credit ratings for any reason could materially adversely affect our cost of funds, access to capital and funding, and overall financial condition.

Declines in the value of, or income earned from, our retained interests in our securitization transactions could materially adversely affect our financial condition, results of operations and cash flows.

We retain interests in the assets transferred to or created in our securitization transactions and earn income from these assets. The value of our retained interests and the amount of income that we earn depend on many factors, including, among others, the revenues, performance and credit risk of the securitized receivables, which are subject to the same risks and uncertainties as receivables that we have not securitized. The value of our interests may also change because of changes in the assumptions used to estimate their fair value, such as market interest rates and other conditions, increases in bankruptcy or charge-off rates, changes in payment rates and changes in the interpretation and application of accounting rules relating to such valuation. If the income that we earn from our retained interests in securitization transactions were to decrease or the value of our retained interests were to decrease, our financial condition, results of operations and cash flows could be materially adversely affected.

We may not be successful in managing our liquidity and investments, which would adversely affect our business and financial condition.

We must effectively manage liquidity risk to which we are exposed. Liquidity risk is defined as the inability to access cash and cash equivalents needed to meet business requirements and satisfy our obligations. If we are unsuccessful in managing our liquidity risk, we may maintain too much liquidity, which can be costly and limit financial flexibility, or we may be too illiquid, which could result in financial distress during a liquidity event. In disorderly financial markets, it may be difficult or impossible to liquidate some of our investments to meet our liquidity needs.

We manage the investments of our liquidity reserve, which had a balance of approximately $9.4 billion as of November 30, 2008. Our investments may be adversely affected by market fluctuations including changes in interest rates, prices, credit risk premiums and overall market liquidity. Also, investments backed by collateral could be adversely impacted by changes in the value of the underlying collateral. Our fixed income investments are subject to market valuation risks from changes in the general level of interest rates. Increases in credit risk premiums can negatively impact the value of our securities. Certain markets have been experiencing disruptions in market liquidity, and the lack of a secondary market may adversely affect the valuation of certain of our investments. In addition, deteriorating economic conditions may cause certain of the obligors, counterparties and underlying collateral on our investments to incur losses of their own, thereby increasing our credit risk exposure to these investments. These risks could result in a decrease in the value of our investments, which could negatively impact our financial condition. For example, for the year ended November 30, 2008, we recorded additional losses on an investment in certain asset-backed commercial paper notes purchased in a prior period.

Changes in the level of interest rates could materially adversely affect our earnings.

Changes in interest rates cause our interest expense to increase or decrease, as certain of our debt instruments carry interest rates that fluctuate with market benchmarks. If we are unable to pass any higher cost of funds to our customers, the increase in interest expense could materially reduce earnings. Some of our managed receivables bear interest at a fixed rate or do not earn interest, and we may not be able to increase the rate on those loans to mitigate any higher cost of funds. At the same time, our variable rate managed receivables, which are based on a market benchmark, may not change at the same rate as our floating rate borrowings or may be subject to a cap. For example, during October 2008, the London Interbank Offered Rate (“LIBOR”), which we use as the benchmark for many of our off-balance sheet borrowings, increased much more significantly than the prime rate, which we use to determine interest rates on our credit cards that pay variables rates of interest. Consequently, the increased interest expense that we incurred as a result of the increased LIBOR was not met with a similar increase to interest income, thereby resulting in a significant decrease in securitization income during that period.

Interest rates may also adversely impact our delinquency and charge-off rates. Many consumer lending products bear interest rates that fluctuate with certain base lending rates published in the market, such as the prime rate and LIBOR. As a result, higher interest rates often lead to higher payment requirements by consumers under obligations to us and other lenders, which may reduce their ability to remain current on their obligations to us and thereby lead to loan delinquencies and additions to our loan loss provision, which could materially adversely affect our earnings.

We have entered into a credit facility that could restrict our operations.

During 2007, we entered into a multi-year unsecured committed credit facility that currently has $2.4 billion available and contains restrictions, covenants and events of default. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Although we currently have no outstanding balances due under the facility, the terms of the facility impose certain restrictions and future indebtedness may impose various additional restrictions and covenants on us (such as tangible net worth requirements) that could have adverse consequences, including: limiting our ability to pay dividends to our stockholders; increasing our vulnerability to changing economic, regulatory and industry conditions; limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry; limiting our ability to borrow additional funds; and requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

We may be unable to increase or sustain Discover Card usage, which could impair growth in, or lead to diminishing, average balances and total revenue.

A key element of our strategy is to increase the usage of the Discover Card by our cardmembers, including making it their primary card, and thereby increase our revenue from transaction and service fees and our managed receivables. However, our cardmembers’ use and payment patterns may change because of social, legal and economic factors, and cardmembers may decide not to increase card usage or may decide to pay the balances within the grace period to avoid finance charges. We face challenges from competing credit card products in our attempts to increase credit card usage by our existing cardmembers. Our ability to increase cardmember usage also is dependent on cardmember satisfaction, which may be adversely affected by factors outside of our control, including competitors’ actions. As part of our strategy to increase usage, we have been increasing the number of merchants who accept cards issued on the Discover Network. If we are unable to continue increasing merchant acceptance of our cards, our ability to grow usage of Discover Cards may be hampered. As a result of these factors, we may be unable to increase or sustain credit card usage, which could impair growth in, or lead to diminishing, average balances and total revenue.

We may be unable to grow earnings if we do not attract new cardmembers, or if we attract cardmembers with unfavorable spending and payment habits.

We seek to attract new cardmembers who will use their Discover Cards, meet their monthly payment obligations and maintain balances that generate interest and fee income for us. We are subject to substantial competition from other credit card issuers for these new cardmembers. We may not have adequate financial resources to permit us to incur all of the marketing costs that may be necessary to maintain or grow our managed receivables or to attract new accounts. The spending and payment habits of these new cardmembers may not be sufficient to make their accounts as profitable as we expect. In addition, our risk models may not accurately predict the credit risk for these new cardmembers, which could result in unanticipated losses in future periods. To the extent that the spending and payment habits of new cardmembers do not meet our expectations, our earnings and growth may be negatively affected.

Our transaction volume is concentrated among large merchants, and a reduction in the number of, or rates paid by, large merchants that accept cards on the Discover Network or PULSE Network could materially adversely affect our business, financial condition, results of operations and cash flows.

Discover Card transaction volume was concentrated among our top 100 merchants in 2008. These merchants may pressure us to reduce our rates by continuing to participate in the Discover Network only on the condition that we change the terms of their economic participation. At the same time, we are subject to increasing pricing pressure from third-party issuers as a result of the continued consolidation in the banking industry, which results in fewer large issuers that, in turn, generally have a greater ability to negotiate higher interchange fees. In addition, some of our merchants, primarily our small and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.

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

We may be unable to grow earnings if we are unable to increase or maintain the number of small and mid-size merchants that participate in the Discover Network.

Since 2007, in order to expand our merchant acceptance among small and mid-size merchants, we have been entering into agreements with and have been using third-party acquirers and processors to add merchants to the Discover Network and accept and process payments for these merchants on an integrated basis with Visa and MasterCard payments. This strategy could have unanticipated results, such as decreased revenues, higher expenses, degraded service and signage placement levels and retaliatory responses from competitors. There can be no assurance that the use of third-party acquirers and processors will continue to increase merchant acceptance among small or mid-size merchants, or that such third-party acquirers will continue to participate with us if more attractive opportunities arise. If we are unable to continue to increase or maintain small and mid-size merchant acceptance, our competitive position and our ability to grow earnings could be adversely affected.

Our business, financial condition and results of operations may be adversely affected by the increasing focus of merchants on the fees charged by credit card networks.

Merchant acceptance and fees are critical to the success of both our card issuing and payment processing businesses. Merchants are concerned with the fees charged by credit card companies. They seek to negotiate better pricing or other financial incentives as a condition to continued participation in the Discover Network. During the past few years, merchants and their trade groups have filed numerous lawsuits against Visa, MasterCard, American Express and their card issuing banks, claiming that their practices toward merchants, including interchange fees, violate federal antitrust laws. There can be no assurance that they will not in the future bring legal proceedings against other credit card issuers and networks, including us. Merchants also may promote forms of payment with lower fees, such as PIN debit, or seek to impose surcharges at the point of sale for use of credit cards. The heightened focus by merchants on the fees charged by credit card networks could lead to reduced merchant acceptance of Discover Network cards or reduced fees, either of which could adversely affect our business, financial condition and results of operations.

If we are unable to maintain relationships with the network licensees that issue Diners Club cards and that maintain a merchant acceptance network, we may be unable to sustain and grow our international network business.

The success of Diners Club depends upon the cooperation and support of the network licensees that issue Diners Club cards and that maintain a merchant acceptance network including Citigroup, which currently owns and operates network licensees generating over 50% of the Diners Club network sales volume. Unlike the Discover Network, we have only a small number of direct merchant relationships in the Diners Club network. Instead, we rely on network licensees located outside the United States to help us sustain and grow our international business. As a result of a number of factors, including any difficulties in achieving interoperability among our networks, network licensees may choose not to renew the license agreements with us when their terms expire. In addition, the increasingly competitive marketplace for cross-border issuance and acceptance of credit cards may result in lower participation fees for the Diners Club network. In addition, many of the merchants in the acceptance network, primarily small and mid-size merchants, may not be contractually committed to the network licensees for any period of time and may cease to participate in the Diners Club network at any time on short notice. If we are unable to continue our relationships with network licensees or if the network licensees are unable to continue their relationships with merchants, our ability to maintain or increase revenues and to remain competitive would be adversely affected.

Visa and MasterCard may impose additional restrictions on issuing banks, merchants or merchant acquirers that materially adversely affect our networks, or the Discover Card issuing business.

Visa and MasterCard aggressively seek to protect their networks from competition and have used their rules and policies to do so. For example, in the past they enacted and enforced rules that prohibited their member banks from issuing cards on competing payment networks such as Discover. These rules were ultimately found to violate the antitrust laws. They have adversely affected our business in the past, and they may have lingering effects going forward. Visa and MasterCard also may enact new rules or enforce other rules in the future, including limiting the ability of issuing banks to use the PULSE Network, which may materially adversely affect our ability to compete. For example, MasterCard has recently mandated requiring its signature debit issuing banks also utilize MasterCard’s affiliated PIN debit network.

If fraudulent activity associated with our cards or our networks increases, our brands could suffer reputational damage, the use of our cards could decrease and our fraud losses could be materially adversely affected.

We are subject to the risk of fraudulent activity associated with merchants, cardmembers and other third parties handling cardmember information. Credit and debit card fraud, identity theft and related crimes are prevalent and perpetrators are growing ever more sophisticated. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to significantly increase. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as mandatory card reissuance) and reputational and financial damage to our brands, which could negatively impact the use of our cards and networks and thereby have a material adverse effect on our business. Fraudulent activity may result in lower license fee revenue from our Diners Club licensees.

If our security systems, or those of merchants, merchant acquirers or other third parties containing information about cardholders, are compromised, we may be subject to liability and damage to our reputation.

Our security protection measures or the security protections of third parties participating in the Discover or PULSE Networks may not be sufficient to protect the confidentiality of information relating to cardholders or transactions processed on the Discover or PULSE Networks. Cardholder data also may be stored on systems of third-party service providers and merchants that may have inadequate security systems. Third-party carriers regularly transport cardholder data, and may lose sensitive cardholder information. Unauthorized access to the Discover or PULSE Networks or any other Discover information systems potentially could jeopardize the security of confidential information stored in our computer systems or transmitted by our cardmembers or others. If our security systems or those of merchants, processors or other third-party service providers are compromised such that this confidential information is disclosed to unauthorized parties, we may be subject to liability. The preventive measures we take to address these factors are costly, and may become more costly in the future. Moreover, these measures may not protect us from liability, which may not be adequately covered by insurance, or from damage to our reputation.

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

We depend, in part, on third parties for the development of and access to new technologies. We expect that new services and technologies relating to the payments business will continue to appear in the market, and these new services and technologies may be superior to, or render obsolete, the technologies that we currently use in our card products and services. As a result, our future success may be dependent on our ability to identify and adapt to technological changes and evolving industry standards and to provide payment solutions for our cardmembers, merchants and financial institution customers.

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

We have a large technology staff utilizing current technology. There is no assurance that we may be able to sustain our investment in new technology to avoid obsolescence of critical systems and applications. Further, our transaction authorization and settlement systems, and our clearing system for transactions between Diners Club network licensees, may encounter service interruptions due to system or software failure, fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, terrorism or accident. Some of our transaction processing systems are operated at a single facility and could be subject to service interruptions in the event of failure. Our services could be disrupted by a natural disaster or other problem at any of our primary or back-up facilities or our other owned or leased facilities.

We also depend on third-party service providers for the timely transmission of information across our data transportation network and for other telecommunications and technology related services, including ancillary transaction processing services for the PULSE Network and clearing services for the Diners Club network. Regardless of whether as a result of natural disaster, operational disruption, terrorism, termination of its relationship with us, or any other reason, if a service provider fails to provide the communications capacity or deliver services that we require or expect, the failure could interrupt our services and operations and hamper our ability to process cardholders’ transactions in a timely and accurate manner or to maintain thorough and accurate records of those transactions. Such a failure could adversely affect the perception of the reliability of our networks and the quality of our brands, and could materially adversely affect our revenues or results of operations.

Merchant defaults may adversely affect our business, financial condition, cash flows and results of operations.

As an issuer and merchant acquirer in the United States on the Discover Network, and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between cardholders and merchants. If a dispute is resolved in the cardholder’s favor, we will cause a credit or refund of the amount to be issued to the cardholder and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or a merchant acquirer, we will bear the loss for the amount credited or refunded to the cardholder. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases.

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

The Discover, PULSE and Diners Club brands are very important assets, and our success is dependent on our ability to protect these and our other intellectual property. We may not be able to successfully protect our intellectual property. If others misappropriate, use or otherwise diminish the value of our intellectual property, our business could be adversely affected.

Usage by consumers of credit sources such as home equity loans and mortgage refinancings instead of credit card borrowings could adversely affect our business.

Home equity loans, mortgage refinancings and other options for consumer credit compete with our card products as alternative sources for consumer borrowing, as consumers may finance expenditures or refinance account balances with these alternative sources of credit. Increased usage by consumers of such alternative sources of credit could adversely affect our businesses.

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

We must comply with an array of banking and consumer lending laws and regulations in all of the jurisdictions in which we operate. We are subject to regulation and regular examinations by the FDIC and the Delaware Bank Commissioner. If we become a bank holding company, we will be subject to oversight, regulation and examination by the Federal Reserve. In addition, we are subject to regulation by the Federal Trade Commission, state banking regulators and the DOJ, as well as the SEC and New York Stock Exchange (“NYSE”) in our capacity as a public company. In addition, as our payments business has expanded globally through the acquisition of Diners Club, we are subject to government regulation in countries in which our networks operate or our cards are used, either directly or indirectly through regulation affecting Diners Club network licensees. From time to time, these regulations and regulatory agencies have required us to alter certain of our operating practices, and may require us to do the same in the future. Our ability to introduce new products or introduce new pricing may be impaired or delayed as a result of regulatory review or failure to obtain required regulatory approvals. We conduct our business primarily through our banks, and various federal and state regulators have broad discretion to impose restrictions on our operations. U.S. federal and state consumer protection laws and rules, and laws and rules of foreign jurisdictions where we conduct business limit the manner and terms on which we may offer and extend credit. Failure to comply with these laws and regulations could lead to adverse consequences such as financial, structural, reputational and operational penalties, including receivership, litigation exposure and fines. In addition, efforts to abide by these laws and regulations may increase our costs of operations or limit our ability to engage in certain business activities, including affecting our ability to generate or collect receivables from cardmembers.

Changes in laws and regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.

The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the United States Congress and in state legislatures. Congress is expected to consider legislation in 2009 to restructure the regulation of financial services providers. President Obama has included legislative proposals affecting credit card lending in his administration’s legislative agenda. The agencies regulating the financial services industry also periodically adopt changes to their regulations. In light of current conditions in the U.S. financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. We are unable to predict whether any of these proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. See “—The impact on us of recently enacted legislation and government programs to stabilize the financial markets cannot be predicted at this time.”

The credit card industry is also becoming more heavily regulated. The Federal Reserve Board has adopted amendments to Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending) that place new limitations on certain credit card practices and mandate increased disclosures to consumers. See “—The Federal Reserve Board’s amendments to certain rules will significantly impact our business practices and may have a material adverse effect on our results of operations.” In 2009, Congress is expected to consider legislation to restrict certain practices in the credit card industry, including those relating to grace periods, the two-cycle balance computation method, risk-based and default-based interest rate changes, the allocation of payments, use of arbitration agreements and fees. It is not clear at this time whether new limitations on credit card practices will be adopted by Congress or at the state level and, if adopted, what impact such new limitations would have on us. In addition, the laws governing bankruptcy, debtor relief and debt collection in the United States could also change, making it more expensive or more difficult for us to collect from our cardmembers. For example, there is considerable support in Congress for authorizing bankruptcy judges to modify the terms of first mortgages, and some interest in repealing provisions of the 2005 bankruptcy reform law that have been perceived as making it more difficult for debtors to obtain Chapter 7 debt discharges. Such changes could increase the attractiveness of bankruptcy relief and increase bankruptcy-related losses. This year, Congress is expected to consider legislation to regulate the assessment of interchange fees by dominant credit card networks, which would, at least indirectly, impact our ability to set these fees. Furthermore, various federal and state agencies and standard-setting bodies may, from time to time, enact new or amend existing accounting rules or standards that could impact our business practices or funding transactions.

Regulation of the payments industry, including regulation applicable to Discover Card, merchant acquirers and our other business partners and customers, has expanded significantly in recent years. For instance, financial institutions, including us, were required to implement an enhanced anti-money laundering program in 2002 pursuant to the USA PATRIOT Act. Various U.S. federal and state regulatory agencies and state legislatures are considering new legislation or regulations relating to credit card pricing and repricing, use of consumer reports, credit card disclosures, patent reform, identity theft, privacy, data security and marketing that could have a direct effect on us and our merchant and financial institution customers. In addition, the payments industry is the subject of increasing global regulatory focus, which may result in costly new compliance burdens being imposed on us and our cardholders and lead to increased costs and decreased payments volume and revenues. We, our Diners Club licensees and Diners Club cardholders are subject to regulations that affect the payments industry in many countries in which our cards are used.

Current and proposed regulation addressing consumer privacy and data use and security could inhibit the number of payment cards issued and increase our costs.

Regulatory pronouncements relating to consumer privacy, data use and security affect our business. In the United States, we are subject to the Federal Trade Commission’s and the banking regulators’ information safeguard rules under the Gramm-Leach-Bliley Act. The rules require that financial institutions (including us) develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach. In the United States, there are a number of bills pending in Congress and in individual states, and there have been numerous legislative hearings focusing on these issues. In addition, most states have enacted security breach legislation requiring varying levels of consumer notification in the event of certain types of security breaches, and several other states are considering similar legislation.

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

We are subject to capital, funding and liquidity requirements prescribed by statutes, regulations and orders. New legislation or regulations could increase the levels of regulatory capital that are required. Regulators already have broad discretion to impose additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends. Our ability to obtain additional capital would be dependent upon, among other things, general economic conditions, our financial performance and prospects. If we were required to increase capital levels for Discover Financial Services, it would have the effect of reducing our return on capital. In addition, if Discover Bank and Bank of New Castle were to fail to meet these regulatory capital requirements, they would become subject to restrictions that could materially adversely affect our ability to conduct normal operations.

Litigation and regulatory actions could subject us to significant fines, penalties and/or requirements resulting in increased expenses.

Businesses in the credit card industry have historically been subject to significant legal actions, including class action lawsuits and patent claims. Many of these actions have included claims for substantial compensatory or punitive damages. While we have historically relied on our arbitration clause in agreements with cardmembers to limit our exposure to consumer class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future. In addition, we may be involved in various actions or proceedings brought by governmental regulatory agencies in the event of noncompliance with laws or regulations, which could subject us to significant fines, penalties or other requirements resulting in increased expenses.

Risks Related to Our Spin-Off

Certain of our historical financial results are as a business segment of Morgan Stanley and therefore may not be representative of our results as a separate, stand-alone company.

Certain historical financial information we have included in this filing has been derived from Morgan Stanley’s consolidated financial statements and does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we operated as a separate, stand-alone company during the periods presented. For example, our funding costs increased after our separation from Morgan Stanley. In addition, certain historical costs and expenses reflected in our audited consolidated and combined financial statements include an allocation for certain corporate functions historically provided by Morgan Stanley, including general corporate expenses, employee benefits and incentives. These allocations were based on what we and Morgan Stanley considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. This historical information does not necessarily indicate what our results of operations, financial condition, cash flows or costs and expenses would have been had we operated as a separate, stand-alone entity, nor is it indicative of what our results will be in the future.

We must abide by certain restrictions to preserve the tax treatment of the distribution of our common stock by Morgan Stanley and we must indemnify Morgan Stanley for taxes resulting from certain actions we take that cause the distribution to fail to qualify as a tax-free transaction.

Morgan Stanley has received a ruling from the Internal Revenue Service that, based on certain representations and qualifications, the distribution of our common stock by Morgan Stanley was tax-free to Morgan Stanley stockholders for U.S. federal income tax purposes. These representations include satisfaction of certain requirements that must be met in order for the distribution to qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”), and state law. If any of the representations and assumptions upon which the ruling is based is untrue or incomplete in any material respect, Morgan Stanley may not be able to rely upon the ruling.

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

Even if the distribution initially qualifies as a tax-free distribution under the Code, current tax law generally creates a presumption that the distribution would be taxable to Morgan Stanley (but not to its stockholders) if we engage in, or enter into an agreement to engage in, a transaction that would result in a 50% or greater change, by vote or by value, in our stock ownership during the four-year period beginning on the date that begins two years before the distribution date, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the distribution.

Under the U.S. tax sharing agreement entered into between Morgan Stanley and us, for a period of two years following the distribution, we may not take certain actions unless Morgan Stanley provides us with prior written consent for such action, or we provide Morgan Stanley with a tax ruling or rulings, or an unqualified opinion of counsel, in each case acceptable to Morgan Stanley, to the effect that the action will not affect the tax-free nature of the separation and distribution. These restrictions may prevent us from entering into strategic or other transactions which might be advantageous to us or to our stockholders, such as issuing equity securities to satisfy our financing needs, acquiring businesses or assets by issuing equity securities, or mergers or other business combinations.

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

•

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

•

the availability and cost of funding and capital, including our receipt of final approval from the U.S. Treasury to participate in the Capital Purchase Program and our ability to complete the issuance of shares of preferred stock and warrants to the U.S. Treasury under the Capital Purchase Program;

•	access to U.S. debt and deposit markets;

•	losses in our investment portfolio;

•	the ability to increase or sustain Discover Card usage or attract new cardmembers and introduce new products or services;

•	our ability to attract new merchants and maintain relationships with current merchants;

•	our ability to successfully achieve interoperability among our networks and maintain relationships with network participants;

•	material security breaches of key systems;

•	unforeseen and catastrophic events;

•	our reputation;

•	the potential effects of technological changes;

•	the effect of political, economic and market conditions and geopolitical events;

•	unanticipated developments relating to lawsuits, investigations or similar matters;

•	the impact of current, pending and future legislation, regulation and regulatory and legal actions, including the Federal Reserve Board’s new rules limiting or modifying certain credit card practices;

•	our ability to attract and retain employees;

•	the ability to protect our intellectual property;

•	the impact of any potential future acquisitions;

•	investor sentiment;

•	resolution of our dispute with Morgan Stanley; and

•	the restrictions on our operations resulting from financing transactions.

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

Our principal properties are located throughout seven states in the United States. As of January 15, 2009, we owned five principal properties, which included our corporate headquarters, two call centers and two processing centers, and we leased three principal properties, which included two call centers and our PULSE headquarters. The call centers and processing centers largely support the U.S. Card segment, the PULSE headquarters is used by our Third-Party Payments segment and our corporate headquarters is used by both our U.S Card and Third-Party Payments segments. All of our call centers and processing centers are operating at and being utilized to a reasonable capacity. We believe our current principal facilities are both suitable and adequate to meet our current and projected needs.

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

We filed a lawsuit captioned Discover Financial Services, Inc. v. Visa USA Inc., MasterCard Inc. et al. in the U.S. District Court for the Southern District of New York on October 4, 2004. Through this lawsuit we sought to recover substantial damages and other appropriate relief in connection with Visa’s and MasterCard’s illegal anticompetitive practices that, among other things, foreclosed us from the credit and debit network services markets. The lawsuit followed the U.S. Supreme Court’s October 2004 denial of Visa’s and MasterCard’s petition for review of the decision of the U.S. Court of Appeals affirming a lower court decision in a case brought by the U.S. Department of Justice in which the court found that Visa’s and MasterCard’s exclusionary rules violated the antitrust laws and harmed competition and consumers by foreclosing us from offering credit and debit network services to banks. During the third quarter of 2008, the court issued rulings on the parties’ motions for summary judgment. Among other things, the court’s rulings precluded Visa and MasterCard from relitigating elements of our core claim that were already decided in the U.S. Department of Justice lawsuit and otherwise limited the remaining issues for trial, which was scheduled for October 14, 2008.

We reached an agreement in principle to settle the lawsuit with MasterCard and Visa on October 13, 2008, and executed a settlement agreement on October 27, 2008. The agreement became effective on November 4, 2008 upon receipt of the approval of Visa’s Class B shareholders. Under the settlement, Visa and MasterCard agreed to pay us up to $2.75 billion in exchange for our agreement to dismiss the lawsuit and release all claims. MasterCard agreed to pay us a lump sum in the amount of $862.5 million, which we received in the fourth quarter. Visa agreed to pay us up to an aggregate amount of approximately $1.9 billion, in four installments of up to $472 million each on December 15, 2008, March 13, 2009, June 15, 2009 and September 28, 2009, plus interest. The payments from Visa are contingent on the Company achieving certain financial performance measures. For each of the first three fiscal quarters in 2009, Visa agreed to pay us an amount equal to 5% of each quarter’s total combined transaction sales volume for Company payment cards, including payment cards issued by the Company and payment cards issued by third parties on the Discover, PULSE and Diners Club networks, up to the maximum amount for each quarter stated above. For the fourth payment, which covers a three-week period in the fourth fiscal quarter of 2009, Visa agreed to pay us an amount equal to 21% of the period’s total combined transaction sales volume, up to the maximum quarterly payment amount stated above. The settlement agreement provides for adjustments to the maximum amounts and for other adjustments based on whether we achieve the financial performance measures. On December 15, 2008, we received a quarterly payment from Visa in the amount of $472 million.

At the time of our 2007 spin-off from Morgan Stanley, we entered into an agreement with Morgan Stanley regarding the manner in which the antitrust case against Visa and MasterCard was to be pursued and settled and how proceeds of the litigation were to be shared (the “Special Dividend Agreement”). As previously disclosed, the agreement provided that, upon resolution of the litigation, after expenses, we would be required to pay Morgan Stanley the first $700 million of value of cash or non-cash proceeds (increased at the rate of 6% per annum until paid in full) (the “minimum proceeds”), plus 50% of any proceeds in excess of $1.5 billion, subject to certain limitations and a maximum potential payment to Morgan Stanley of $1.5 billion. All payments by us to Morgan Stanley would be net of taxes payable by us with respect to such proceeds. On October 21, 2008, Morgan Stanley filed a lawsuit against us in New York Supreme Court for New York County seeking a declaration that Morgan Stanley did not breach the Special Dividend Agreement, did not interfere with any of our existing or prospective agreements for resolution of the antitrust case against Visa and MasterCard and that Morgan Stanley is entitled to receive a portion of the settlement proceeds as set forth in the Special Dividend Agreement. On November 18, 2008, we filed our response to Morgan Stanley’s lawsuit, which includes counterclaims against Morgan Stanley for interference with our efforts to resolve the antitrust lawsuit against Visa and MasterCard and willful and material breach of the Special Dividend Agreement, which expressly provided that we would have sole control over the investigation, prosecution and resolution of the antitrust lawsuit. Through our counterclaims we seek a ruling that because of Morgan Stanley’s willful, material breach of the Special Dividend Agreement it has no right to any of the proceeds from the settlement. We have also requested damages in an amount to be proven at trial.

Other Matters

On October 10, 2008, the Antitrust Division of the United States Department of Justice (the “Division”) issued a Civil Investigative Demand (“CID”) to the Company seeking information regarding an investigation related to potential violations of Section 1 of the Sherman Act, 15 U.S.C. § 1. The CID seeks documents, data and narrative responses to several interrogatories and document requests, which focus on certain payment card network rules relating to merchant acceptance practices, including those that apply to merchants’ ability to steer customers to payment forms preferred by merchants. A CID is a request for information in the course of a civil investigation and does not constitute the commencement of legal proceedings. The Division is permitted by statute to issue a CID to anyone whom it believes may have information relevant to an investigation. The receipt of a CID does not presuppose that there is probable cause to believe that a violation of the antitrust laws has occurred or that a formal complaint ultimately will be filed. We are cooperating with the Division in connection with the CID.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of our year ending November 30, 2008, no matters were submitted for a vote of our stockholders.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock began trading “regular way” on the NYSE (ticker symbol DFS) on July 2, 2007. The approximate number of record holders of our common stock at January 15, 2009 was 91,380.

The following table sets forth the quarterly high and low stock prices as reported by the NYSE and the dividends declared by us during the quarter indicated:

Quarter Ended:	Stock Price		Cash Dividends Declared
2007	High	Low
August 31	$29.15	$20.35	—
November 30	$24.00	$15.72	$0.06

2008
February 29	$17.99	$10.94	$0.06
May 31	$19.87	$13.00	$0.06
August 31	$17.16	$12.51	$0.06
November 30	$18.15	$6.59	$0.06

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are subject to board approval and depend on future earnings, capital requirements and financial condition. In addition, as a result of applicable banking regulations and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may be further limited. Participation in the U.S Treasury’s Capital Purchase Program would subject us to restrictions limiting our ability to pay dividends on our common stock. For a description of these restrictions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – U.S Treasury Capital Purchase Program.”

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the fourth quarter of our year ended November 30, 2008:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 – 30, 2008
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	58,916	$17.14	N/A	N/A
October 1 – 31, 2008
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	1,406	$11.75	N/A	N/A
November 1—30, 2008
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	7,094	$8.86	N/A	N/A

Total
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	67,416	$16.17	N/A	N/A

(1)	On December 3, 2007, we announced that our Board of Directors authorized the repurchase of up to $1 billion of our outstanding stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At November 30, 2008, we had not repurchased any stock under this program.
(2)	Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Stock Performance Graph

The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from July 2, 2007 through November 30, 2008. The graph assumes an initial investment of $100 on July 2, 2007, the date we began “regular way” trading on the NYSE following the Distribution. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

	Discover Financial Services	S&P 500 Index	S&P 500 Financials Index
July 2, 2007	$100.00	$100.00	$100.00
August 31, 2007	$84.15	$97.01	$92.11
November 30, 2007	$63.36	$97.48	$84.67
February 29, 2008	$55.30	$87.57	$70.27
May 31, 2008	$63.06	$92.16	$67.82
August 31, 2008	$60.73	$84.43	$58.14
November 30, 2008	$37.98	$58.99	$34.60

Item 6.	Selected Financial Data

The following table presents our selected historical financial data and operating statistics. The statement of income data for each of the years in the three-year period ended November 30, 2008 and the statement of financial condition data as of November 30, 2008 and 2007 have been derived from our audited consolidated and combined financial statements included elsewhere in this annual report on Form 10-K. The statement of income data for the years ended November 30, 2005 and 2004 and the statement of financial condition data as of November 30, 2006, 2005 and 2004 are derived from the audited and unaudited combined financial statements not included elsewhere in this annual report on Form 10-K. The unaudited financial statements have been prepared on the same basis as the audited financial statements, and in the opinion of our management include all adjustments, consisting of only ordinary recurring adjustments, necessary for a fair presentation of the information set forth in this annual report on Form 10-K.

The selected historical financial data and operating statistics presented below should be read in conjunction with our audited consolidated and combined financial statements and accompanying notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The combined financial information may not be indicative of our future performance or of the results that would have been achieved had we operated as a separate, stand-alone entity during the periods presented, including changes that occurred in our operations and capitalization as a result of our spin-off from Morgan Stanley.

Included in the selected historical financial data are certain amounts and statistics reported on a managed basis. Our senior management evaluates business performance and allocates resources using financial data that is presented on a managed basis. Managed loans consist of our on-balance sheet loan portfolio, loans held for sale and loan receivables that have been securitized and against which beneficial interests have been issued. Owned loans, a subset of managed loans, refer to our on-balance sheet loan portfolio and loans held for sale and include the undivided seller’s interest we retain in our securitizations. A managed basis presentation, which is not a presentation in accordance with GAAP, involves reporting securitized loans with our owned loans in the managed basis statements of financial condition and reporting the earnings on securitized loans in the same manner as the owned loans instead of as securitization income. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—GAAP to Managed Data Reconciliations.”

Discover Financial Services

Selected Historical Data

	For the Years Ended November 30,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Interest income	$2,692,563	$2,584,402	$2,209,192	$2,035,263	$1,725,248
Interest expense	1,288,004	1,223,270	836,280	718,213	590,059

Net interest income	1,404,559	1,361,132	1,372,912	1,317,050	1,135,189
Other income(1)	4,264,458	3,376,682	3,368,664	2,820,128	3,130,734

Revenue net of interest expense	5,669,017	4,737,814	4,741,576	4,137,178	4,265,923
Provision for loan losses	1,595,615	733,887	606,765	816,197	893,531
Other expense	2,415,797	2,478,214	2,467,058	2,364,991	2,163,246

Income before income tax expense	1,657,605	1,525,713	1,667,753	955,990	1,209,146
Income tax expense	594,692	561,514	535,563	356,434	437,319

Income from continuing operations	1,062,913	964,199	1,132,190	599,556	771,827
(Loss) income from discontinued operations, net of tax(2)	(135,163)	(375,569)	(55,574)	(21,641)	4,426

Net income	$927,750	$588,630	$1,076,616	$577,915	$776,253

Statement of Financial Condition Data (as of):
Loan receivables	$25,216,611	$20,831,117	$20,790,244	$20,611,306	$18,894,120
Total assets	$39,892,382	$37,376,105	$29,064,898	$26,942,109	$24,122,009
Total stockholders’ equity	$5,915,823	$5,599,422	$5,774,772	$4,600,449	$4,021,349
Allowance for loan losses	$1,374,585	$759,925	$703,917	$795,722	$910,261
Long-term borrowings	$1,735,383	$2,134,093	$819,496	$820,529	$816,206
Total average interest-earning assets	$33,409,965	$28,267,731	$22,880,808	$22,245,351	$19,143,141
Total average interest-bearing liabilities	$27,644,581	$23,211,976	$17,449,405	$17,378,284	$14,623,419

Per Share of Common Stock:
Basic EPS from continuing operations	$2.22	$2.02	$2.37	$1.26	$1.62
Diluted EPS from continuing operations	$2.20	$2.01	$2.37	$1.26	$1.62
Weighted average shares outstanding (000’s)(3)	479,335	477,328	477,236	477,236	477,236
Weighted average shares outstanding (fully diluted) (000’s)(3)	483,470	478,879	477,236	477,236	477,236
Cash dividends declared	$0.24	$0.06	—	—	—
Dividend payout ratio	12.40%	4.88%	—	—	—

Ratios:
Net interest margin	4.20%	4.82%	6.00%	5.92%	5.93%
Return on average equity	16%	10%	20%	13%	18%
Return on average assets	2.52%	1.74%	3.93%	2.29%	3.54%
Average stockholders’ equity to average total assets	15%	17%	20%	17%	19%

(1)	2008 includes $862.5 million related to payment received from MasterCard as payment in full of its portion of the Visa and MasterCard antitrust litigation settlement.
(2)	2007 includes a $391 million pretax ($279 million after tax) non-cash impairment charge to write-down the intangible assets and goodwill of the Goldfish business, which was sold on March 31, 2008.
(3)	On June 30, 2007, the Distribution by Morgan Stanley was completed to the Morgan Stanley stockholders of one share of Discover Financial Services common stock for every two shares of Morgan Stanley common stock held on June 18, 2007. As a result, on July 2, 2007, we had 477,235,927 shares of common stock outstanding and this share amount is being utilized for the calculation of basic EPS for all periods presented prior to the date of Distribution. For all periods prior to the date of Distribution, the same number of shares is being used for diluted EPS as for basic EPS as no common stock of Discover Financial Services was traded prior to July 2, 2007 and no Discover equity awards were outstanding for the prior periods.

	For the Years Ended November 30,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share amounts)

Selected Statistics:
Total Loan Receivables
Loan receivables—owned	$25,216,611	$20,831,117	$20,790,244	$20,611,306	$18,894,120
Average loan receivables—owned	$21,348,493	$19,947,784	$19,252,929	$18,875,378	$16,579,750
Owned interest yield	10.89%	10.73%	10.48%	10.12%	10.09%
Owned net principal charge-off rate	4.59%	3.40%	3.63%	4.93%	5.71%
Owned delinquency rate (over 30 days)	4.35%	3.26%	3.05%	3.67%	4.17%
Owned delinquency rate (over 90 days)	2.06%	1.51%	1.43%	1.60%	2.02%
Loan receivables—managed	$51,095,278	$48,180,436	$45,802,071	$44,437,450	$45,978,638
Average loan receivables—managed	$49,011,148	$46,913,474	$44,409,232	$44,967,420	$45,369,518
Managed interest yield	12.61%	12.65%	12.52%	11.75%	11.88%
Managed net principal charge-off rate	5.01%	3.83%	3.95%	5.29%	6.10%
Managed delinquency rate (over 30 days)	4.56%	3.58%	3.39%	3.97%	4.64%
Managed delinquency rate (over 90 days)	2.17%	1.67%	1.59%	1.74%	2.23%

Total Credit Card Loan Receivables
Credit card loan receivables—owned	$23,814,307	$20,579,923	$20,694,395	$20,434,977	$18,606,211
Average credit card loan receivables—owned	$20,566,864	$19,845,880	$19,120,946	$18,644,660	$16,228,520
Owned interest yield	10.92%	10.75%	10.50%	10.16%	10.13%
Owned net principal charge-off rate	4.73%	3.41%	3.64%	4.95%	5.75%
Owned delinquency rate (over 30 days)	4.55%	3.28%	3.05%	3.69%	4.19%
Owned delinquency rate (over 90 days)	2.16%	1.53%	1.44%	1.61%	2.03%
Credit card loan receivables—managed	$49,692,974	$47,929,242	$45,706,222	$44,261,121	$45,690,728
Average credit card loan receivables—managed	$48,229,519	$46,811,570	$44,277,249	$44,736,702	$45,018,288
Managed interest yield	12.65%	12.66%	12.53%	11.78%	11.91%
Managed net principal charge-off rate	5.07%	3.84%	3.96%	5.30%	6.12%
Managed delinquency rate (over 30 days)	4.66%	3.59%	3.39%	3.98%	4.65%
Managed delinquency rate (over 90 days)	2.22%	1.68%	1.59%	1.75%	2.24%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unless otherwise specified, references to Notes to the consolidated and combined financial statements are to the Notes to our audited consolidated and combined financial statements as of November 30, 2008 and 2007 and for the three-year period ended November 30, 2008.

Introduction and Overview

Discover Financial Services is a leading credit card issuer and electronic payment services company. We offer credit cards as well as other financial products and services to qualified customers. We are also a leader in payment processing and related services for merchants and financial institutions. Our fiscal year ends on November 30 of each year.

Our primary revenues come from interest income earned on loan receivables, securitization income derived from the transfer of credit card loan receivables to securitization trusts and subsequent issuance of beneficial interests through securitization transactions, and fees earned from cardmembers, merchants and issuers. The primary expenses required to operate our business include funding costs (interest expense), loan loss provision, cardmember rewards, and expenses incurred to grow, manage and service our loan receivables.

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

Our senior management evaluates business performance and allocates resources using financial data that is presented on a managed basis. Managed loans consist of our on-balance sheet loan portfolio, loans held for sale and loan receivables that have been securitized and against which beneficial interests have been issued. Owned loans, a subset of managed loans, refer to our on-balance sheet loan portfolio and loans held for sale and include the undivided seller’s interest we retain in our securitizations. A managed basis presentation, which is not a presentation in accordance with GAAP, involves reporting securitized loans with our owned loans in the managed basis statements of financial condition and reporting the earnings on securitized loans in the same manner as the owned loans instead of as securitization income. See “—GAAP to Managed Data Reconciliations.”

2008 Highlights

•

The consumer credit environment continues to be challenging. For the year ended November 30, 2008, the managed charge-off rate was 5.01% compared to 3.83% for the year ended November 30, 2007 and as of November 30, 2008, the managed over 30 days delinquency rate was 4.56%, up from 3.58% as of November 30, 2007. As a result, we have increased our reserve rate to 5.45% as of November 30, 2008 compared to 3.65% as of November 30, 2007.

•

During 2008, there were significant disruptions in the capital markets. Throughout the year, issuance capacity in the credit card securitization markets became increasingly constrained and was unavailable in the fourth quarter. As a result, our on-balance sheet credit card loans have grown during the period and we have recorded a reserve for loan losses on those loans. In order to finance these additional receivables, we have increased our deposit funding. Additionally, in response to the disruptions in the capital markets, we have increased our contingent liquidity reserve to $9.4 billion at November 30, 2008, up from $8.3 billion at November 30, 2007.

•

Market interest rates were highly volatile, but generally declined during the year. As a result, we had a lower cost of funds which positively impacted pretax income as maturing deposits were replaced with new deposits issued at lower interest rates. In addition, our securitization income was favorably impacted by lower interest expense on outstanding securitizations. While the declining interest rate environment also adversely impacted interest income earned on our floating rate assets, we sought to mitigate this impact by reducing new promotional rate balance transfer activity and offering new loans at fixed rates.

Beginning in the fourth quarter of 2007 and through much of 2008, the relationship between the Federal Funds rate (which impacts the prime rate, the rate to which our floating rate credit card receivables are benchmarked) and the London Interbank Offered Rate (“LIBOR,” the rate to which our securitization borrowings are benchmarked) widened in response to disruptions in the capital markets with LIBOR often remaining significantly higher than the Federal Funds rate. As a result, at various times in 2008, our securitization income was negatively impacted by a higher LIBOR. Also in 2008, asset-backed commercial paper rates rose.

•

In 2008, we settled our antitrust litigation with Visa and MasterCard for $2.75 billion. In the fourth quarter 2008, we received an $862.5 million payment from MasterCard as payment in full of its portion of the settlement, which we recorded in other income in the U.S. Card segment. In 2009, we expect to earn the remaining amount in four quarterly payments of up to $472 million each from Visa. We entered into an agreement with Morgan Stanley at the time of our spin-off to give us sole control over the prosecution and settlement of the litigation and to determine how proceeds from the litigation would be shared. We have notified Morgan Stanley that it breached the agreement and the amount due to Morgan Stanley, if any, is a matter of dispute. The dispute is a subject of litigation between the parties. See “Item 3. Legal Proceedings.”

•

On June 30, 2008, we acquired Diners Club International (“Diners Club”) for $168 million. The Diners Club network has 49 network licensees that issue Diners Club cards and that maintain an acceptance network in 185 countries and territories. Results of the Diners Club business since the acquisition are reflected in our Third-Party Payments segment.

•

During the year, we had strong transaction volume in our Third-Party Payments segment in comparison to 2007. Transaction volume in this segment increased 36% over the prior year to $125.1 billion, including a $12.7 billion volume contribution from Diners Club.

•

We sold our U.K. credit card business (“Goldfish”) to Barclays Bank PLC on March 31, 2008. This business represented substantially all of our International Card segment, which is presented in discontinued operations in this report.

2007 and 2006 Highlights

•

On June 30, 2007, we spun off from Morgan Stanley through the distribution of shares of our common stock to holders of Morgan Stanley common stock (the “Distribution”). Our results of operations for the year ended November 30, 2007 include costs incurred as a result of the Distribution of approximately $34 million, including costs that were allocated to the International Card segment, reported as discontinued operations in this report.

•

In 2006, market interest rates trended upward and remained stable throughout most of 2007 and the relationship between the Federal Funds rate and LIBOR also remained stable during most of the period. However, during the fourth quarter of 2007, the relationship between the Federal Funds rate and LIBOR changed materially, with LIBOR often remaining significantly higher than the Federal Funds rate.

•

Leading up to October 2005, when new U.S. bankruptcy legislation became effective, we experienced a surge in bankruptcy receipts, with receipts peaking in October 2005. In 2006, we experienced a dramatic decline in bankruptcy receipts, which benefited our 2006 financial results. Bankruptcy levels rose from the 2006 level in 2007 and 2008.

Outlook

Our financial results continue to be adversely impacted by the challenging economic environment. We believe that rising unemployment levels, declining housing prices and restricted availability of credit to consumers have contributed to higher overall industry delinquency and charge-off rates. We expect to continue to operate in a difficult environment in 2009.

We recorded higher provision for loan losses this year as a result of higher charge-offs and owned loan growth and in anticipation of higher future charge-offs. We have been experiencing a trend of a greater percent of delinquent accounts flowing into later stages of delinquency and eventually into charge-off. Our underwriting and portfolio management strategies and geographic diversification are designed to manage exposure to credit losses. However, the continued challenges in the consumer credit environment are likely to lead to increasingly higher charge-off rates in 2009.

Disruptions in the capital markets, which have caused financial institutions to seek additional capital, merge with larger financial institutions and, in some cases, fail, have caused market participants to be concerned about the stability of financial markets generally, the strength of counterparties and extending credit. Due to these disruptions, we did not enter into an asset-backed securitization transaction in the fourth quarter of 2008. Our last public asset-backed securitization transaction was on June 18, 2008, and our last private asset-backed conduit securitization transaction closed on August 28, 2008. It is difficult to predict if or when securitization markets will return to historical capacity and pricing levels. In November 2008, the Federal Reserve announced the introduction of the Term Asset-Backed Securities Loan Facility (the “TALF”) in an effort to facilitate the issuance of asset-backed securities and improve the market conditions for asset-backed securities. It is unclear at this time what impact the TALF program will have on returning the credit card securitization market to historical capacity and pricing levels.

We have approximately $5.1 billion in asset-backed securities maturing during 2009, of which $3.1 billion will mature in the first quarter of 2009, and $10.3 billion in asset-backed securities maturing during 2010. As the downturn in execution levels in the capital markets is expected to continue, we anticipate that all of the 2009 maturities will be funded with deposits, as was done in the fourth quarter of 2008. This shift will result in higher levels of owned loan receivables with related increases in the allowance for loan losses and a reduction in the size of the interest-only strip receivable.

We obtain deposits through the brokered deposit market, in which third-party securities brokers offer our certificates of deposit to their customers, and through the direct-to-consumer deposit market, in which we offer our deposit products directly to consumers. As of November 30, 2008, we had total deposits of $28.5 billion. In

2009, we expect to increase our direct-to-consumer deposit business significantly. Although we believe that we can meet all of our funding needs in 2009 with deposits, competition in deposit markets may increase due to the current disruption in the capital markets. We cannot predict how an increase in competition will affect deposit renewal rates, costs or availability.

Our priorities in 2009 include continuing to grow merchant acceptance in the United States and enhancing our global payments business. Our payments business grew its transaction volume this year, which we expect to continue throughout 2009, as this business continues to benefit from new and existing relationships with financial institutions. We will seek to accelerate our growth in third-party network volume through signing additional third-party issuers and through marketing programs with both our domestic third-party issuers and global Diners Club network licensees. Over approximately the next two years, we expect to achieve interoperability between the Diners Club network and the Discover Network, which will allow Discover Network cardholders to use their cards at merchant and ATM locations that accept Diners Club cards around the world, and Diners Club cardholders to use their cards on the Discover Network in North America. We also expect to achieve interoperability between the Diners Club network and the PULSE Network to allow Diners Club cardholders to access cash through the PULSE Network.

In 2009, we anticipate receiving significant benefits from the remaining payments from the settlement of our antitrust litigation with Visa and MasterCard, expected to be $472 million per quarter. We expect the proceeds will strengthen our capital base during this period of economic uncertainty and intend to use a portion of the settlement proceeds to invest in growing our business.

U.S. Treasury Capital Purchase Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Under EESA, the U.S. Department of the Treasury (the “U.S. Treasury”) has the authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the U.S. Treasury announced its Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), under which it is purchasing senior preferred stock and warrants in eligible institutions to increase the flow of credit to businesses and consumers and to support the economy.

We are seeking to participate in the CPP for additional capital to support our consumer lending operations and other businesses. On January 14, 2009, we received preliminary approval from the U.S. Treasury to participate in the CPP, subject to standard closing conditions. We expect to issue and sell to the U.S. Treasury shares of senior preferred stock and warrants to purchase shares of our common stock in accordance with the terms of the CPP for an aggregate purchase price of approximately $1.2 billion. There can be no assurance, however, that the U.S Treasury will grant final approval of our application or, if approved, what the size of any investment by the U.S Treasury ultimately will be.

The senior preferred stock would qualify as Tier 1 capital and would pay a cumulative dividend rate of five percent per annum for the first five years and a rate of nine percent per annum after year five. The senior preferred stock would be non-voting, other than class voting rights on certain matters that could amend the rights of or adversely affect the stock. The senior preferred stock would be redeemable after three years with the approval of the appropriate federal banking agency. Prior to the end of three years, the senior preferred stock may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock resulting in proceeds of not less than 25 percent of the issue price of the senior preferred stock. The U.S. Treasury may also transfer the senior preferred stock to a third party at any time. Participation in the CPP would restrict our ability to increase dividends on our common stock or to repurchase our common stock until three years have elapsed, unless (i) all of the senior preferred stock issued to the U.S Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury. In conjunction with the purchase of senior preferred stock, the U.S. Treasury would receive warrants to purchase a number of shares of common stock with an aggregate market price equal to 15 percent of the senior preferred investment. The exercise price on the warrants would be the market price of our common stock, calculated on a 20-trading day trailing average.

Participation in the CPP would also require us to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the CPP. These standards generally apply to the chief executive officer, chief financial officer, plus the three most highly compensated executive officers. In addition, we would be required to agree not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

In addition, we expect that participation in the CPP would subject us to increased oversight by the U.S. Treasury, regulators and Congress. Under the terms of the CPP, the U.S. Treasury would have the power to unilaterally amend the terms of the purchase agreement to the extent required to comply with changes in applicable federal law and to inspect our corporate books and records through our federal banking regulator. In addition, the U.S. Treasury would have the right to appoint two directors to our board if we missed dividend payments for six dividend periods, whether or not consecutive, on the preferred stock.

Congress has held hearings on implementation of TARP. On January 21, 2009, the U.S. House of Representatives approved legislation amending the TARP provisions of EESA to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds, and authorization for U.S. Treasury to have an observer at board meetings of recipient institutions, among other things. Although it is unclear whether this legislation will be enacted into law, its provisions, or similar ones, may be imposed administratively by the U.S. Treasury. In addition, Congress may adopt other legislation impacting financial institutions that obtain funding under the CPP or changing lending practices that legislators believe led to the current economic situation. Such provisions could restrict or require changes to our lending or governance practices or increase governmental oversight of our businesses. See “Item 1. Business—Supervision and Regulation” and “Item 1A. Risk Factors—The impact on us of recently enacted legislation and government programs to stabilize the financial markets cannot be predicted at this time.”

In connection with participating in the CPP, we would become a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act. Our application to become a bank holding company was approved by the U.S. Federal Reserve on December 19, 2008. Registration as a bank holding company would subject us to new legal and regulatory requirements, including minimum capital requirements, and would subject us to oversight, regulation and examination by the Federal Reserve. See “Item 1A. Risk Factors—Our business, financial condition and results of operations could be adversely affected by new regulations to which we are and will become subject as a result of becoming a bank holding company.”

Accounting Treatment for Off-Balance Sheet Securitizations

The Financial Accounting Standards Board (“FASB”) has issued proposed amendments to Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended (“Statement No. 140”), and FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). Under the proposed amendment to Statement No. 140, the concept of a qualifying special purpose entity (“QSPE”) will be eliminated. QSPEs are currently exempt from the consolidation provisions of FIN 46R, and as a result, amendments to that standard are being considered as well. Exposure drafts for proposed amendments to each standard were issued on September 15, 2008, and each was subject to a 60-day public comment period. Based on comments it received and other considerations, the FASB may revise the amendments before issuing final guidance. The changes to these standards, if adopted as proposed, may make it more difficult for us to maintain or establish sale accounting treatment in connection with transfers of financial assets in securitization transactions and could result in consolidation of the securitization entities by us. This would have a significant impact on our consolidated financial statements. For example, the impact of the potential consolidation, if applied as of November 30, 2008, would require us to add approximately $24 billion of securitized receivables to our assets and add the related debt issued to third-party investors to our liabilities. As proposed, each amended standard would become effective for us on December 1, 2009. For a discussion of certain risks to us associated with the proposed amendments, see the discussion under “Item 1A. Risk Factors—Changes to the accounting treatment of securitization transactions could materially adversely affect our financial condition, reserve requirements, capital requirements, liquidity, cost of funds and operations.”

On September 15, 2008, the federal banking agencies issued a joint press release stating that they are evaluating the potential impact that these proposals could have on banking organizations’ financial statements, regulatory capital, and other regulatory requirements. In addition, a new FASB Staff Position, which requires additional disclosures for securitization activities prior to the effective date of the amendments to Statement No. 140 and FIN 46R, was issued on December 15, 2008. That guidance, FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”), requires inclusion of the new disclosures beginning with our report for the quarter ending February 28, 2009.

Legislative and Regulatory Developments

The Federal Reserve Board has adopted significant amendments to regulations that limit or modify certain credit card practices, including, but not limited to, restrictions on applying rate increases to existing and new balances, payment allocation, default pricing, notice periods and two-cycle billing. The amendments become effective July 1, 2010 and will significantly impact many of our business practices. For example, we currently have the ability to increase rates on existing balances to respond to market conditions and consumer behavior. The amendments will restrict our ability to manage market and credit risk in this manner. While we anticipate making changes to our pricing, credit and marketing practices that are designed to lessen the impact of these changes, there is no assurance that we will be successful. If we are not able to lessen the impact of these changes, they will have a material adverse effect on our results of operations. Legislation introduced in Congress in 2009 would accelerate the effective date of certain of these requirements. See “Item 1A. Risk Factors—The Federal Reserve Board’s amendments to certain rules will significantly impact our business practices and may have a material adverse effect on our results of operations.”

*    *    *

The remaining discussion provides a summary of our results of operations for the years ended November 30, 2008, 2007 and 2006, as well as our financial condition at November 30, 2008 and 2007. All information and comparisons are based solely on continuing operations.

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

U.S. Card. The U.S. Card segment includes Discover Card-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through our Discover Bank subsidiary.

Third-Party Payments. The Third-Party Payments segment includes the PULSE Network (“PULSE”), an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and our third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis				GAAP Basis
For the Years Ended November 30,	U.S. Card	Third-Party Payments(1)	Total	Securitization Adjustment(2)	Total

2008
Interest income	$6,542,664	$3,165	$6,545,829	$(3,853,266)	$2,692,563
Interest expense	2,356,836	83	2,356,919	(1,068,915)	1,288,004

Net interest income	4,185,828	3,082	4,188,910	(2,784,351)	1,404,559
Provision for loan losses	3,068,604	—	3,068,604	(1,472,989)	1,595,615
Other income(3)	2,773,896	179,200	2,953,096	1,311,362	4,264,458
Other expense	2,314,926	100,871	2,415,797	—	2,415,797

Income from continuing operations before income tax expense	$1,576,194	$81,411	$1,657,605	$—	$1,657,605

2007
Interest income	$6,376,298	$2,376	$6,378,674	$(3,794,272)	$2,584,402
Interest expense	2,741,109	19	2,741,128	(1,517,858)	1,223,270

Net interest income	3,635,189	2,357	3,637,546	(2,276,414)	1,361,132
Provision for loan losses	1,853,395	—	1,853,395	(1,119,508)	733,887
Other income	2,101,076	118,700	2,219,776	1,156,906	3,376,682
Other expense	2,394,117	84,097	2,478,214	—	2,478,214

Income from continuing operations before income tax expense	$1,488,753	$36,960	$1,525,713	$—	$1,525,713

2006
Interest income	$5,748,698	$1,801	$5,750,499	$(3,541,307)	$2,209,192
Interest expense	2,160,569	23	2,160,592	(1,324,312)	836,280

Net interest income	3,588,129	1,778	3,589,907	(2,216,995)	1,372,912
Provision for loan losses	1,663,472	—	1,663,472	(1,056,707)	606,765
Other income	2,097,676	110,700	2,208,376	1,160,288	3,368,664
Other expense	2,383,529	83,529	2,467,058	—	2,467,058

Income from continuing operations before income tax expense	$1,638,804	$28,949	$1,667,753	$—	$1,667,753

(1)	Diners Club was acquired on June 30, 2008.
(2)	The Securitization Adjustment column presents the effects of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(3)	Includes $862.5 million received from MasterCard for its portion of the Visa and MasterCard antitrust litigation settlement, which is included in the U.S Card segment.

The following table presents information on transaction volume (amounts in thousands):

	For the Years Ended November 30,
	2008	2007	2006
Volume
PULSE Network	$106,012,108	$86,236,408	$69,756,468
Third-Party Issuers	6,398,579	5,480,105	3,439,932
Diners Club International(1)	12,695,030	—	—

Total Third-Party Payments	125,105,717	91,716,513	73,196,400
Discover Network – Proprietary	95,688,443	93,794,500	89,819,628

Total Volume	$220,794,160	$185,511,013	$163,016,028

Credit Card Volume	$105,734,055	$106,620,818	$102,901,893
Credit Card Sales Volume	$92,239,779	$90,262,556	$86,385,577
Transactions Processed on Networks
Discover Network	1,515,368	1,486,366	1,399,933
PULSE Network	2,682,312	2,285,061	1,856,477

Total	4,197,680	3,771,427	3,256,410

(1)	Diners Club was acquired on June 30, 2008.

The segment discussions that follow for the years ended November 30, 2008, 2007 and 2006 are on a managed basis.

U.S. Card

Our U.S. Card segment reported pretax income of $1.6 billion for the year ended November 30, 2008, up $87.4 million, or 6%, as compared to November 30, 2007. The increase in pretax income was driven principally by payment from MasterCard for its portion of the Visa and MasterCard antitrust litigation settlement and by higher net interest income, partially offset by higher provision for loan losses. Net interest income increased $550.6 million, or 15%, as higher average loan receivables and the accretion of balance transfer fees, previously recorded in loan fee income, resulted in higher interest income. Net interest income also benefited from lower interest expense driven by a lower cost of funds, which was partially offset by higher borrowings to fund higher loan receivables, higher interest charge-offs and lower investment income. Provision for loan losses increased $1.2 billion, or 66%, as a result of higher net charge-offs and a higher reserve rate, each of which is reflective of current economic conditions and recent delinquency trends, as well as owned loan growth due to maturing securitizations. Other income increased $672.8 million, or 32%, due to the payment from MasterCard for its portion of the Visa and MasterCard antitrust litigation settlement and an increase in discount and interchange revenue partially offset by a write-down of the interest-only strip receivable and the inclusion of balance transfer fees in interest income beginning in the third quarter of 2008. Other expenses decreased $79.2 million, or 3%, primarily due to a $38.9 million benefit from our pension curtailment, lower account acquisition and promotional marketing activity, and a decrease in costs related to litigation.

The U.S Card segment reported pretax income of $1.5 billion for the year ended November 30, 2007, down 9% as compared to November 30, 2006. The decrease in pretax income was driven by an increase in provision for loan losses partially offset by higher net interest income. Provisions for loan losses increased $189.9 million, or 11%, primarily reflecting an increase in bankruptcy charge-offs compared to the unusually low levels in 2006 as a result of new bankruptcy legislation enacted in October 2005. Net interest income increased $47.1 million, or 1%, due to higher interest income, reflecting higher average receivables, partially offset by an increase in interest expense, reflecting increased funding costs and borrowings.

The managed loan balance of $51.1 billion at November 30, 2008 was up 6% from November 30, 2007. This increase in loans is attributable to lower cardmember payments, growth in our installment loans during the year and a slight increase in credit card volume, up 2% in 2008, largely due to higher gasoline prices. This increase was partially offset by lower balance transfer activity in 2008. The weakening economic environment adversely impacted cardmember delinquencies and charge-offs. The managed over 30 days delinquency rate for the segment, including non-credit card loans, was 4.56%, 98 basis points higher than last year, and the managed credit card over 30 days delinquency rate was 4.66%, up 107 basis points from last year. For the year ended November 30, 2008, the managed segment and credit card charge-off rates were 5.01% and 5.07%, up 118 and 123 basis points from the comparable prior year periods, respectively. Our loan growth combined with the deterioration in the credit environment led to a $614.7 million increase to our reserves over and above our net charge-offs for the year.

For the year ended November 30, 2007, managed loans grew 5%, to $48.2 billion, driven by higher sales volume of $90.3 billion, up 4% over 2006. Delinquency rates increased from the prior year reflecting weakening in the U.S. economy. The managed over 30 days delinquency rate for the segment, including non-credit card loans, was 3.58%, 19 basis points higher than 2006, and the managed credit card over 30 days delinquency rate was 3.59%, up 20 basis points from 2006. For the year ended November 30, 2007, the managed segment and credit card charge-off rates were 3.83% and 3.84%, both down 12 basis points from the comparable prior year periods, respectively.

Third-Party Payments

Transaction volumes, revenues and pretax income in the Third-Party Payments segment grew significantly in 2008 from 2007. Our volumes continue to benefit from new issuers and increased volume from existing issuers. This increase in volume coupled with higher fee income and the inclusion of Diners Club results for the last five months of the year drove increases in revenues and pretax income.

Our Third-Party Payments segment reported pretax income of $81.4 million for the year ended November 30, 2008, up $44.5 million as compared to the year ended November 30, 2007. Revenue increased as a result of a record $125.1 billion in segment transaction volume, up 36% from last year, and higher fee revenues. Additionally, Diners Club contributed $12.7 billion of transaction volume, $27.7 million of revenues and $10.7 million of pretax income.

The Third-Party Payments segment reported pretax income of $ 37.0 million for the year ended November 30, 2007, up 28% as compared to November 30, 2006. The increase in pretax income was driven by higher revenue from increased volumes that was partially offset by higher marketing and pricing incentives and from higher third-party card issuer fees. Third-Party Payments volume was $91.7 billion for the year ended November 30, 2007, up 25% from 2006.

GAAP to Managed Data Reconciliations

Our senior management evaluates business performance and allocates resources using financial data that is presented on a managed basis. Securitized loans against which beneficial interests have been issued to third parties are removed from our GAAP statements of financial condition. Instances in which we retain certificated beneficial interests in the securitization transactions result in a reduction to loan receivables of the amount of the retained interest and a corresponding increase in available-for-sale investment securities. The portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer recorded in our GAAP statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions. We do not establish an allowance for loan losses on our securitized loans, although a factor for uncollectibility is incorporated into the initial gain on sale of securitized loans.

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

Financial measures using managed data are non-GAAP financial measures. Beginning with “—Earnings Summary,” the discussion of our results of operations and financial condition is on a GAAP basis. The following table provides a reconciliation of the loan receivables and related statistics that are impacted by asset securitization, and which are shown on a managed basis in this annual report on Form 10-K, to the most directly comparable GAAP-basis financial measure:

Reconciliation of GAAP to Managed Data

	For the Years Ended November 30,
	2008	2007	2006
	(dollars in thousands)
Loan Receivables
Total Loans
GAAP Basis	$25,216,611	$20,831,117	$20,790,244
Securitization Adjustment	25,878,667	27,349,319	25,011,827

Managed Basis	$51,095,278	$48,180,436	$45,802,071

Average Total Loans
GAAP Basis	$21,348,493	$19,947,784	$19,252,929
Securitization Adjustment	27,662,655	26,965,690	25,156,303

Managed Basis	$49,011,148	$46,913,474	$44,409,232

Interest Yield
GAAP Basis	10.89%	10.73%	10.48%
Securitization Adjustment	13.93%	14.07%	14.08%
Managed Basis	12.61%	12.65%	12.52%

Net Principal Charge-off Rate
GAAP Basis	4.59%	3.40%	3.63%
Securitization Adjustment	5.32%	4.15%	4.20%
Managed Basis	5.01%	3.83%	3.95%

	For the Years Ended November 30,
	2008	2007	2006
	(dollars in thousands)

Delinquency Rate (over 30 days)
GAAP Basis	4.35%	3.26%	3.05%
Securitization Adjustment	4.77%	3.82%	3.67%
Managed Basis	4.56%	3.58%	3.39%

Delinquency Rate (over 90 days)
GAAP Basis	2.06%	1.51%	1.43%
Securitization Adjustment	2.27%	1.79%	1.72%
Managed Basis	2.17%	1.67%	1.59%

Credit Card Loans
Credit Card Loans
GAAP Basis	$23,814,307	$20,579,923	$20,694,395
Securitization Adjustment	25,878,667	27,349,319	25,011,827

Managed Basis	$49,692,974	$47,929,242	$45,706,222

Average Credit Card Loans
GAAP Basis	$20,566,864	$19,845,880	$19,120,946
Securitization Adjustment	27,662,655	26,965,690	25,156,303

Managed Basis	$48,229,519	$46,811,570	$44,277,249

Interest Yield
GAAP Basis	10.92%	10.75%	10.50%
Securitization Adjustment	13.93%	14.07%	14.08%
Managed Basis	12.65%	12.66%	12.53%

Net Principal Charge-off Rate
GAAP Basis	4.73%	3.41%	3.64%
Securitization Adjustment	5.32%	4.15%	4.20%
Managed Basis	5.07%	3.84%	3.96%

Delinquency Rate (over 30 days)
GAAP Basis	4.55%	3.28%	3.05%
Securitization Adjustment	4.77%	3.82%	3.67%
Managed Basis	4.66%	3.59%	3.39%

Delinquency Rate (over 90 days)
GAAP Basis	2.16%	1.53%	1.44%
Securitization Adjustment	2.27%	1.79%	1.72%
Managed Basis	2.22%	1.68%	1.59%

Critical Accounting Estimates

In preparing our consolidated and combined financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated and combined financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated and combined financial statements, the resulting changes could have a material adverse effect on our consolidated and combined results of operations and, in certain cases, could have a material adverse effect on our consolidated financial condition. Management has identified the estimates related to allowance for loan losses, asset securitization transactions, the valuation of certificated retained interests in the Discover Card Execution Note Trust (“DCENT”), the accrual of cardmember rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment and the accrual of income taxes as critical accounting estimates.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable net loan losses inherent in the loan portfolio. Management evaluates the allowance quarterly for adequacy. The allowance is maintained through an adjustment to the provision for loan losses. In estimating losses inherent in the credit card loan portfolio, we use an approach that utilizes a migration analysis of delinquent and current credit card receivables. A migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through the various stages of delinquency and to charge-off. The migration analysis considers uncollectible principal, interest and fees reflected in loan receivables. In determining the proper level of the allowance for loan losses, management also considers factors that may impact loan loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

If management used different assumptions in estimating probable losses, the impact to the allowance for loan losses could have a material effect on our consolidated and combined financial condition and results of operations. For example, a 10% change in management’s estimate of probable net loan losses could have resulted in a change of approximately $137 million in the allowance for loan losses at November 30, 2008, with a corresponding change in the provision for loan losses. See Note 5: Loan Receivables to the consolidated and combined financial statements for further details about the allowance for loan losses.

Accounting for Asset Securitization Transactions

We account for our securitization transactions in accordance with Statement No. 140. The gain on a securitization transaction depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets transferred and the retained interests based upon their respective fair values at the date of the transfer. The interest-only strip receivable represents the contractual right to receive interest and certain loan fee revenues less certain costs, including loan losses on securitized loans and the contractual rate of interest paid to third-party investors in the securitization as well as a servicing fee from the trust over the life of the asset sold. In the absence of observable market prices, the fair value of the interest-only strip receivable is estimated based on the present value of expected future cash flows using management’s best estimate of the key assumptions, including forecasted interest yield, loan losses and payment rates, the interest paid to investors and a discount rate commensurate with the risks involved. Changes in the estimated fair value of the interest-only strip receivable, as well as certain other retained interests, are recorded in securitization income. The use of different estimates or assumptions could produce materially different financial results. In addition, estimates are likely to change in the future as components of the interest-only strip receivable valuation are sensitive to market and economic conditions.

If management used different assumptions in estimating the value of the interest-only strip receivable, the impact could have a material effect on our consolidated and combined financial condition and results of operations. For example, a 10% change in the excess spread assumption for all securitized loans could have resulted in a change of approximately $28 million in the value of the interest-only strip receivable as of November 30, 2008. See Note 6: Credit Card Securitization Activities to the consolidated and combined financial statements for further information about the accounting for securitizations.

Valuation of Certificated Retained Interests in DCENT

We retain certain subordinated beneficial interests in our securitized assets, most significantly, Class B and Class C notes issued by DCENT. These certificated interests are classified as available-for-sale investment securities and are carried on our consolidated statement of financial condition at their estimated fair values. Changes in the fair values of these notes are recorded in other comprehensive income within stockholders’ equity. The fair values of these securities are estimated utilizing discounted cash flow models, where the interest and principal payments are discounted at assumed current market rates for the same or comparable transactions. In doing these valuations, management makes certain assumptions about the credit spreads that market participants would demand on the same or similar investments given the currently inactive market for credit card asset-backed securities. Assumed discount rates are derived from indicative pricing observed in the most recent active market for such instruments, adjusted for changes occurring thereafter in relative credit spreads and liquidity risk premiums. See Note 4: Investment Securities, Note 6: Credit Card Securitization Activities and Note 23: Fair Value Disclosures to the consolidated and combined financial statements for further discussion about the accounting for our certificated retained interests in DCENT.

Cardmember Rewards Cost

We offer our cardmembers various reward programs, including the Cashback Bonus reward program, pursuant to which we offer certain cardmembers a reward equal to a percentage of their purchase amounts based on the type and volume of the cardmember’s purchases. The liability for cardmember rewards is included in accrued expenses and other liabilities on our consolidated statements of financial condition. We compute rewards liability on an individual cardmember basis and it is accumulated as qualified cardmembers make progress toward earning a reward through their ongoing purchase activity. The liability is adjusted for expected forfeitures of accumulated rewards. We estimate forfeitures based on historical account closure and charge-off experience, actual cardmember purchase activity and the terms of the rewards programs. We recognize reward costs for both owned loans and securitized loans as a reduction of discount and interchange revenue in the consolidated and combined statements of income.

If management used a different estimate of forfeitures, our consolidated and combined financial condition and results of operations could have differed significantly. For example, a 100 basis point decrease in the estimated forfeiture rate as of November 30, 2008, could have resulted in an increase in accrued expenses and other liabilities of approximately $9 million. The corresponding increase in rewards cost would have been reflected as a decrease in discount and interchange revenue. See “—Other Income” and Note 2: Summary of Significant Accounting Policies to the consolidated and combined financial statements for further details about cardmember rewards cost.

Goodwill and Other Nonamortizable Intangible Assets

We recognize goodwill when the purchase price of an acquired business exceeds the fair values of the acquired net assets. In addition, we have recognized certain other nonamortizable intangible assets in our acquisition of the Diners Club business. As required by GAAP, we test goodwill and other nonamortizable intangible assets for impairment annually, or more often if indicators of impairment exist. In evaluating goodwill for impairment, management must estimate the fair value of the business unit(s) to which the goodwill relates. Because market data concerning acquisitions of comparable businesses typically are not readily obtainable, other valuation techniques such as earnings multiples and cash flow models are used in estimating the fair values of these businesses. Similarly, in evaluating the other nonamortizable intangible assets for potential impairment, management estimates their fair values using discounted cash flow models. In applying these techniques, management considers historical results, business forecasts, market and industry conditions and other factors. We may also consult independent valuation experts where needed in applying these valuation techniques. The valuation methodologies we use involve assumptions about business performance, revenue and expense growth, discount rates and other assumptions that are judgmental in nature.

If the assumptions used by management in these valuations are inappropriate, we may be exposed to an impairment loss that, when realized, could have a material impact on our consolidated and combined financial condition and results of operations.

Income Taxes

We are subject to the income tax laws of the jurisdictions where we have business operations, primarily the United States, its states and municipalities. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items will affect taxable income in the various taxing jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. We regularly evaluate the likelihood of assessments in each of the taxing jurisdictions resulting from current and subsequent years’ examinations, and tax reserves are established as appropriate.

Changes in the estimate of income taxes can occur due to tax rate changes, interpretations of tax laws, the status and resolution of examinations by the taxing authorities, and newly enacted laws and regulations that impact the relative merits of tax positions taken. When such changes occur, the effect on our consolidated and combined financial condition and results of operations can be significant. See Note 18: Income Taxes to the consolidated and combined financial statements for additional information about income taxes.

Earnings Summary

The following table outlines changes in our consolidated and combined statement of income for the periods presented (dollars in thousands):

	For the Years Ended November 30,			2008 vs. 2007 increase (decrease)		2007 vs. 2006 increase (decrease)
	2008	2007	2006	$	%	$	%
Interest income	$2,692,563	$2,584,402	$2,209,192	$108,161	4%	$375,210	17%
Interest expense	1,288,004	1,223,270	836,280	64,734	5%	386,990	46%

Net interest income	1,404,559	1,361,132	1,372,912	43,427	3%	(11,780)	(1%)
Provision for loan losses	1,595,615	733,887	606,765	861,728	117%	127,122	21%

Net interest income after provision for loan losses	(191,056)	627,245	766,147	(818,301)	(130%)	(138,902)	(18%)
Other income	4,264,458	3,376,682	3,368,664	887,776	26%	8,018	0%
Other expense	2,415,797	2,478,214	2,467,058	(62,417)	(3%)	11,156	0%

Income from continuing operations before income tax expense	1,657,605	1,525,713	1,667,753	131,892	9%	(142,040)	(9%)
Income tax expense	594,692	561,514	535,563	33,178	6%	25,951	5%

Income from continuing operations	$1,062,913	$964,199	$1,132,190	$98,714	10%	$(167,991)	(15%)

Income from continuing operations for the year ended November 30, 2008 was $1.1 billion, up 10% compared to the year ended November 30, 2007, driven by higher other income, higher net interest income and lower other expense, partially offset by an increase in provision for loan losses. The provision for loan losses increased reflecting higher net charge-offs and a higher allowance for loan losses as a result of the weakening economic environment. Other income increased $887.8 million largely due to the $862.5 million payment by MasterCard of its portion of the Visa and MasterCard antitrust litigation settlement. Other expenses decreased primarily due to the pension curtailment benefit, lower account acquisition and promotional marketing activity, and a decrease in costs related to litigation.

Income from continuing operations for the year ended November 30, 2007 was $964.2 million, down 15% compared to the year ended November 30, 2006, driven by higher provision for loan losses and higher income tax expense. The provision for loan losses increased, reflecting a trend toward higher levels of delinquencies as well as a higher level of loans retained on our balance sheet. Income tax expense increased for the year ended November 30, 2007 primarily due to favorable resolution of tax examination issues for the year ended November 30, 2006 as well as the impact of filing state combined returns exclusive of Morgan Stanley.

Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets which we own and the interest expense incurred to finance those assets. Net interest margin represents interest income, net of interest expense, as a percentage of total interest-earning assets. Our interest-earning assets consist of loan receivables, our liquidity reserve which includes Federal Funds sold and money market mutual funds, certain retained interests in securitization transactions included in amounts due from asset securitization, and investment securities. Interest-earning assets do not include investor interests in securitization transactions that have been transferred to third parties since they are not assets which we own. Accordingly, interest income does not include the interest yield on the related loans. Our interest-bearing liabilities consist primarily of deposits. Net interest income is influenced by the following:

•

The level and composition of interest-earning assets and liabilities, including the percentage of floating rate credit card loan receivables we own and the percentage of floating rate liabilities we owe;

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

Net interest income increased $43.4 million, or 3%, and net interest margin decreased 62 basis points to 4.20% during the year ended November 30, 2008, as compared to the year ended November 30, 2007, related to a $108.1 million increase in interest income partially offset by a $64.7 million increase in interest expense. During the year ended November 30, 2008, our net interest income improved largely because the lower cost of funds more than offset the increased levels of borrowings to support higher average interest-earning assets, including a higher average liquidity reserve which generally earns a lower rate of interest than our other interest-earning assets.

Interest income increased due to the growth in our credit card and installment loan receivables, the inclusion of $70.1 million of balance transfer fee amortization in interest income beginning in the third quarter of 2008, previously reported in loan fee income, and a higher average liquidity reserve. These increases were partially offset by higher finance charge charge-offs in addition to the impact of a lower interest rate environment on our floating rate assets, specifically our liquidity reserve, amounts due from securitization and loan receivables, even though 42% of our loan receivables earned interest at floating rates for the year ended November 30, 2008 as compared to 52% in 2007. The increase in interest expense was largely due to our higher average funding levels in 2008, partially offset by a 61 basis point decrease to 4.66% in our cost of funds for the year ended November 30, 2008 as a result of the lower interest rate environment, and the repayment of short-term borrowings due to our former parent company prior to our Distribution.

Net interest income decreased $11.8 million, or 1%, and net interest margin decreased 118 basis points to 4.82% during the year ended November 30, 2007, as compared to the year ended November 30, 2006, related to a $387.0 million increase in interest expense partially offset by a $375.2 million increase in interest income. During the year ended November 30, 2007, our net interest income declined slightly because of higher average interest-bearing liabilities and a higher cost of funds, which also negatively impacted our net interest margin, largely offset by higher average interest-earning assets.

The level of our average interest-bearing liabilities, specifically deposits, during 2007 was higher than the previous year, reflecting the financing of the establishment of our liquidity reserve and growth in loan receivables. The increased levels of floating rate interest-bearing liabilities coupled with the higher interest rate environment in 2007 as compared to 2006, adversely impacted interest expense. In addition, the higher interest rate environment in 2007 had a negative effect on the cost of issuing new fixed rate certificates of deposit to replace maturing certificates of deposit issued at lower, historical rates. Interest income increased due to a higher level of Federal Funds sold, which was significantly greater in comparison to the prior year as a result of the establishment of our liquidity reserve, as well as growth in average credit card loan receivables. The interest yield for the year ended November 30, 2007, was adversely impacted by a higher mix of lower yielding Federal Funds sold, offset in part by the favorable impact of a higher comparative interest rate environment on floating rate credit card loans and amounts due from asset securitization.

The following tables provide further analysis of net interest income, net interest margin and the impact of rate and volume changes for the years ended November 30 (dollars in thousands):

Average Balance Sheet Analysis

	2008			2007			2006
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Interest-earning deposits in other banks	$5,000,415	2.47%	$123,445	$129,998	4.81%	$6,249	$1,101	3.81%	$42
Federal Funds sold	3,372,827	2.88%	97,222	4,737,859	5.10%	241,727	339,016	4.74%	16,055
Commercial paper	1,663	4.63%	77	15,434	5.26%	812	13,850	5.00%	693
Investment securities	916,307	5.60%	51,345	199,075	5.28%	10,502	55,476	5.46%	3,028
Loan receivables:(1)
Credit card(2)	20,566,864	10.92%	2,245,719	19,845,880	10.75%	2,134,188	19,120,946	10.50%	2,007,737
Other	781,629	10.20%	79,695	101,904	6.32%	6,442	131,983	7.20%	9,501

Total loan receivables	21,348,493	10.89%	2,325,414	19,947,784	10.73%	2,140,630	19,252,929	10.48%	2,017,238
Other interest-earning assets	2,770,260	3.43%	95,060	3,237,581	5.70%	184,482	3,218,436	5.35%	172,136

Total interest-earning assets	33,409,965	8.06%	2,692,563	28,267,731	9.14%	2,584,402	22,880,808	9.66%	2,209,192
Allowance for loan losses	(887,668)			(658,783)			(699,029)
Other assets	2,960,496			2,512,889			2,282,228
Assets from discontinued operations	1,321,595			3,802,047			2,913,513

Total assets	$36,804,388			$33,923,884			$27,377,520

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(3)	$21,208,003	5.01%	1,062,741	$16,423,343	5.19%	851,988	$12,585,124	4.67%	587,244
Money market deposits	4,439,434	3.07%	136,271	3,662,961	5.22%	191,389	1,683,975	4.88%	82,239
Other interest-bearing deposits	40,337	1.05%	424	36,748	3.26%	1,197	25,613	3.29%	843

Total interest-bearing deposits	25,687,774	4.67%	1,199,436	20,123,052	5.19%	1,044,574	14,294,712	4.69%	670,326
Borrowings:
Short-term borrowings	37,660	0.91%	343	1,629,810	5.48%	89,319	2,334,648	5.03%	117,462
Long-term borrowings	1,919,147	4.60%	88,225	1,459,114	6.13%	89,377	820,045	5.91%	48,492

Total borrowings	1,956,807	4.53%	88,568	3,088,924	5.79%	178,696	3,154,693	5.26%	165,954

Total interest-bearing liabilities	27,644,581	4.66%	1,288,004	23,211,976	5.27%	1,223,270	17,449,405	4.79%	836,280
Other liabilities and stockholders’ equity
Liabilities of discontinued operations	968,406			2,806,564			2,429,459
Other liabilities and stockholders’ equity	8,191,401			7,905,344			7,498,656

Total other liabilities and stockholders’ equity	9,159,807			10,711,908			9,928,115

Total liabilities and stockholders’ equity	$36,804,388			$33,923,884			$27,377,520

Net interest income			$1,404,559			$1,361,132			$1,372,912

Net interest margin(4)		4.20%			4.82%			6.00%
Interest rate spread(5)		3.40%			3.87%			4.87%

(1)	Average balances of loan receivables include non-accruing loans and these loans are therefore included in the yield calculations. If these balances were excluded, there would not be a material impact on the amounts reported above.
(2)	Interest income on credit card loans includes $70.1 million of amortization of balance transfer fees for the year ended November 30 2008.
(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.
(4)	Net interest margin represents net interest income as a percentage of total interest-earning assets.
(5)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	2008 vs. 2007			2007 vs. 2006
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Interest-earning deposits in other banks	$121,696	$(4,500)	$117,196	$6,193	$14	$6,207
Federal Funds sold	(57,573)	(86,932)	(144,505)	224,335	1,337	225,672
Commercial paper	(648)	(87)	(735)	82	37	119
Investment securities	40,150	693	40,843	7,578	(104)	7,474
Loan receivables:
Credit card	78,371	33,160	111,531	77,242	49,209	126,451
Other	67,089	6,164	73,253	(1,993)	(1,066)	(3,059)

Total loan receivables	145,460	39,324	184,784	75,249	48,143	123,392
Other interest-earning assets	(23,809)	(65,613)	(89,422)	1,030	11,316	12,346

Total interest income	225,276	(117,115)	108,161	314,467	60,743	375,210
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	240,645	(29,892)	210,753	193,746	70,998	264,744
Money market deposits	34,890	(90,008)	(55,118)	103,023	6,127	109,150
Other interest-bearing deposits	107	(880)	(773)	363	(9)	354

Total interest-bearing deposits	275,642	(120,780)	154,862	297,132	77,116	374,248
Borrowings:
Short-term borrowings	(48,003)	(40,973)	(88,976)	(37,905)	9,762	(28,143)
Long-term borrowings	24,254	(25,406)	(1,152)	39,086	1,799	40,885

Total borrowings	(23,749)	(66,379)	(90,128)	1,181	11,561	12,742

Total interest expense	251,893	(187,159)	64,734	298,313	88,677	386,990

Net interest income	$(26,617)	$70,044	$43,427	$16,154	$(27,934)	$(11,780)

(1)	The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality

Provision for Loan Losses

Provision for loan losses is the expense related to maintaining the allowance for loan losses at a level adequate to absorb the estimated probable losses in the loan portfolio at each period end date. Factors that influence the provision for loan losses include the level and direction of loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, bankruptcy trends, regulatory changes or new regulatory guidance, the seasoning of our loan portfolio, interest rate movements and their impact on consumer behavior, and changes in our loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio. We also consider the credit quality of the loan portfolio in determining the allowance for loan losses. Credit quality at any time reflects, among other factors, our credit granting practices and effectiveness of collection efforts, the impact of general economic conditions on the consumer, and the seasoning of the loans. See “—Critical Accounting Estimates” and Note 2: Summary of Significant Accounting Policies to the consolidated and combined financial statements for further discussion of our policies and “—Net Charge-offs” and “—Delinquencies and Non-Performing Loans” below for further discussion of credit quality.

For the year ended November 30, 2008, the provision for loan losses increased $861.7 million, or 117%, compared to the year ended November 30, 2007, reflecting an increase in the level of allowance for loan losses and higher net charge-offs. In the year ended November 30, 2008, we added $614.7 million to the allowance for loan losses to bring the total allowance to $1.4 billion, an increase of 81% over November 30, 2007. This increase in the allowance reflects an increase in the loan loss reserve rate due to rising delinquency and charge-off rates and loan growth, particularly in the fourth quarter of 2008 as we retained more loan receivables from maturing securitizations on our balance sheet in response to the inability to re-securitize the receivables as a result of the disruption in the securitization markets.

For the year ended November 30, 2007, the provision for loan losses increased $127.1 million, or 21%, as compared to the year ended November 30, 2006, reflecting a higher loan portfolio and an increase in delinquencies in the fourth quarter of 2007. Accordingly, the allowance for loan losses rose to $759.9 million at November 30, 2007, an increase of $56.0 million, or 8%, as compared to November 30, 2006.

Allowance for Loan Losses

The following table provides a summary of the composition of the allowance for loan losses (dollars in thousands):

	For the Years Ended November 30,
	2008	2007	2006	2005	2004
Balance at beginning of year	$759,925	$703,917	$795,722	$910,261	$963,093
Additions:
Provision for loan losses	1,595,615	733,887	606,765	816,197	893,531
Deductions:
Charge-offs	(1,147,240)	(839,092)	(852,636)	(1,076,179)	(1,061,084)
Recoveries	166,285	161,213	154,066	145,642	114,721

Net charge-offs	(980,955)	(677,879)	(698,570)	(930,537)	(946,363)
Translation adjustments and other	—	—	—	(199)	—

Balance at end of year	$1,374,585	$759,925	$703,917	$795,722	$910,261

Net Charge-offs

Our net charge-offs include the principal amount of losses charged off less principal recoveries and exclude charged-off interest and fees, recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest and loan fee income for loan receivables and in securitization income for securitized loans while fraud losses are recorded in other expense. Credit card loans are charged off at the end of the month during which an account becomes 180 days contractually past due, except in the case of cardmember bankruptcies and probate accounts. Cardmember bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day contractual time frame. The net charge-off rate is calculated by dividing net charge-offs for the period by the average loan receivables for the period.

The following table presents amounts and rates of net charge-offs of loan receivables (dollars in thousands):

	For the Years Ended November 30,
	2008		2007		2006		2005		2004
	$	%	$	%	$	%	$	%	$	%
Net charge-offs	$980,955	4.59%	$677,879	3.40%	$698,570	3.63%	$930,537	4.93%	$946,363	5.71%

The net charge-off rate on our loan receivables increased 119 basis points for the year ended November 30, 2008 compared to November 30, 2007. The higher net charge-off rate was due to higher delinquencies beginning in the fourth quarter of 2007, reflecting the weakening economic environment as a result of rising unemployment, declining housing prices and the decrease in the availability of consumer credit, as well as an increase in bankruptcy-related charge-offs.

The net charge-off rate on loan receivables declined 23 basis points for the year ended November 30, 2007 as compared to the year ended November 30, 2006. This decline reflected a continued lower level of bankruptcy- related charge-offs following the October 2005 effective date of the new U.S. bankruptcy legislation, offset in part by a higher level of contractual charge-offs. The bankruptcy legislation, which made it more difficult for individuals to declare bankruptcy, resulted in a surge in bankruptcy receipts and related charge-offs in 2005 and early 2006. Accordingly, the year ended November 30, 2006 was adversely impacted by an elevated level of charge-offs in the first quarter.

Delinquencies and Non-Performing Loans

Delinquencies are an indicator of credit quality at any point in time. Loan balances are considered delinquent when contractual payments on the loan become 30 days past due. Loan receivables are placed on non-accrual status upon receipt of notification of the bankruptcy or death of a cardmember, as part of certain collection management processes, and other instances in which management feels collectibility is not assured.

The following table presents the amounts and delinquency rates of loan receivables over 30 days past due, loan receivables over 90 days delinquent and accruing interest and loan receivables that are not accruing interest, regardless of delinquency (dollars in thousands):

	At November 30,
	2008		2007		2006		2005		2004
	$	%	$	%	$	%	$	%	$	%
Loans over 30 days delinquent	$1,096,627	4.35%	$679,306	3.26%	$633,150	3.05%	$756,198	3.67%	$790,512	4.18%
Loans over 90 days delinquent and accruing interest	$444,324	1.76%	$271,227	1.30%	$244,675	1.17%	$263,439	1.26%	$342,324	1.64%
Loans not accruing interest	$173,123	0.69%	$102,286	0.49%	$110,625	0.53%	$215,671	1.05%	$116,596	0.62%

The delinquency rates of loans over 30 days delinquent and loans over 90 days delinquent and accruing interest increased 109 basis points and 46 basis points, respectively, at November 30, 2008, as compared to November 30, 2007. This increase in both measures reflected the impact of the weaker economic environment on our cardmembers’ ability to pay their loan balances. Delinquency rates normally rise as charge-offs rise, however, in 2008, we experienced a pattern of charge-offs rising faster than delinquencies due to greater percentage of delinquent accounts flowing into the later stages of delinquency and eventually into charge-off and due to an increase in consumer bankruptcy filings. Loan receivables not accruing interest at November 30, 2008 increased 20 basis points to 0.69%, as compared to November 30, 2007, as a result of an increase in bankruptcy notifications.

The delinquency rate of our loans over 30 days delinquent and loans over 90 days delinquent and accruing interest increased 21 basis points and 13 basis points, respectively, at November 30, 2007, as compared to November 30, 2006, as a result of a weakening U.S. economy. Loan receivables not accruing interest at November 30, 2007 decreased 4 basis points to 0.49%, as compared to November 30, 2006, as a result of lower bankruptcies.

Maturities and Sensitivities of Loan Receivables to Changes in Interest Rates

Our loan receivables had the following maturity distribution(1) at November 30, 2008 (dollars in thousands):

	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Credit card	$5,770,208	$12,071,108	$5,972,991	$23,814,307
Other	1,012	483,185	918,107	1,402,304

Loan receivables	$5,771,220	$12,554,293	$6,891,098	$25,216,611

(1)	Because of the uncertainty regarding loan repayment patterns, which historically have been higher than contractually required minimum payments, this amount may not necessarily be indicative of our actual loan repayments.

At November 30, 2008, of our loan receivables due after one year, approximately $8.3 billion had interest rates tied to an index and approximately $11.1 billion were fixed rate loans.

Other Income

The principal component of other income is securitization income. The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Years Ended November 30,			2008 vs. 2007 increase (decrease)			2007 vs. 2006 increase (decrease)
	2008	2007	2006	$	%		$	%
Securitization income	$2,429,158	$2,323,623	$2,264,867	$105,535	5%		$58,756	3%
Loan fee income	262,576	338,053	325,736	(75,477)	(22%)		12,317	4%
Discount and interchange revenue(1)	187,657	241,070	351,911	(53,413)	(22%)		(110,841)	(31%)
Fee products	249,805	214,572	192,093	35,233	16%		22,479	12%
Merchant fees	67,027	92,518	109,230	(25,491)	(28%)		(16,712)	(15%)
Transaction processing revenue	115,914	99,653	94,472	16,261	16%		5,181	5%
Loss on investment securities	(50,294)	(11,409)	(29)	(38,885)	N	M	(11,380)	N	M
Antitrust litigation settlement.	863,634	—	—	863,634	100%		—	—
Other income	138,981	78,602	30,384	60,379	77%		48,218	159%

Total other income	$4,264,458	$3,376,682	$3,368,664	$887,776	26%		$8,018	0%

(1)	Net of rewards, including Cashback Bonus rewards, of $709.7 million, $721.9 million and $713.6 million for the years ended November 30, 2008, 2007 and 2006, respectively.

Total other income increased $887.8 million, or 26%, for the year ended November 30, 2008, as compared to the year ended November 30, 2007, primarily as a result of an $862.5 million payment from MasterCard for its portion of the Visa and MasterCard antitrust litigation settlement and higher securitization income, partially offset by a decline in loan fee income as balance transfer fees were reported in interest income beginning in the third quarter 2008. Total other income was relatively flat for the year ended November 30, 2007 as compared to the year ended November 30, 2006, as higher securitization income and other income were largely offset by lower discount and interchange revenue.

For securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of our discount and interchange revenue to new securitization transactions. Within other income, this change to allocating discount and interchange revenue has the effect of decreasing discount and interchange revenue and increasing securitization income. The amount of discount and interchange revenue allocated to securitization transactions has increased since this change was made in 2004 and is expected to continue increasing as new transactions which include such allocations are completed and/or securitizations transactions that did not receive allocations mature. For the years ended November 30, 2008, 2007 and 2006, there were 84%, 67% and 53%, respectively, of average securitized loans to which discount and interchange revenue was allocated.

To broaden merchant acceptance of Discover Network cards, we began outsourcing our acquisition and servicing of small and mid-sized merchants to merchant acquiring organizations in late 2006. In addition, we have sold small and mid-size merchant portfolios to third-party acquirers to facilitate integrated servicing and reduce costs. As the outsourcing continues, merchant discount has been replaced by acquirer interchange and assessments, which reduces the percentage of income per transaction and, over time, operating expenses as we no longer incur costs to acquire and service small and mid-sized merchants. The lower cost per transaction is generally expected to be offset by increased volume due to broader acceptance. Gains on the sale of merchant acquiring portfolios are reflected in other income as earned.

Securitization Income

Securitization income is a significant source of our income and is derived through the securitization and continued servicing of a portion of the credit card receivables we originated. The issuance of asset-backed securities to investors has the effect of removing the owned loan receivables from the consolidated statements of financial condition. Also, portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer reported in our statements of income; however, they remain significant factors in determining securitization income we receive on our residual interests in those transactions. Investors in securitizations are allocated the cash flows derived from interest and loan fee revenue earned on securitized loans. In addition, for securitization transactions completed on or after November 3, 2004, in accordance with governing securitization documents, we allocate portions of our discount and interchange revenue to new securitization transactions. These cash flows are used to pay investors in the transactions a contractual fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans, net of recoveries, and to pay us a contractual fee for servicing the securitized loans. Any excess cash flows remaining are paid to us. Both servicing fees and excess spread are recorded in securitization income. Securitization income also includes the net revaluation of the interest-only strip receivable and certain other retained interests, reflecting adjustments to the fair values of the retained interests that result from changes in the level of securitized loans and assumptions used to value the retained interests.

Securitization income is significantly influenced by the level of average securitized loans. For the years ended November 30, 2008, 2007 and 2006, the average securitized loans were $27.7 billion, $27.0 billion and $25.2 billion, respectively.

The table below presents the components of securitization income (dollars in thousands):

	For the Years Ended November 30,			2008 vs. 2007 increase (decrease)		2007 vs. 2006 increase (decrease)
	2008	2007	2006	$	%	$	%
Excess spread	$2,017,146	$1,753,844	$1,619,225	$263,302	15%	$134,619	8%
Servicing fees on securitized loans	553,398	538,409	506,417	14,989	3%	31,992	6%
Net revaluation of retained interests(1)	(119,324)	51,346	156,621	(170,670)	(332%)	(105,275)	(67%)
Other (principally transaction costs)	(22,062)	(19,976)	(17,396)	(2,086)	(10%)	(2,580)	(15%)

Total securitization income	$2,429,158	$2,323,623	$2,264,867	$105,535	5%	$58,756	3%

(1)	Net of issuance discounts, as applicable.

For the year ended November 30, 2008, securitization income increased $105.5 million, or 5%, as compared to the year ended November 30, 2007 primarily reflecting higher excess spread on securitized loans offset in part by a decrease in the net revaluation of retained interests, which are detailed further in the tables and discussion below.

For the year ended November 30, 2007, securitization income increased $58.8 million, or 3%, as compared to the year ended November 30, 2006. The increase reflects higher excess spread and servicing fees related to a higher level of average securitized loans, offset in part by a lower net revaluation of retained interests.

Excess spread. The following table provides the components of excess spread (dollars in thousands):

	For the Years Ended November 30,			2008 vs. 2007 increase (decrease)		2007 vs. 2006 increase (decrease)
	2008	2007	2006	$	%	$	%
Interest income on securitized loans	$3,853,266	$3,794,272	$3,541,307	$58,994	2%	$252,965	7%
Interest paid to investors in asset-backed securities	(1,068,915)	(1,517,858)	(1,324,312)	448,943	30%	(193,546)	(15%)

Net interest income	2,784,351	2,276,414	2,216,995	507,937	22%	59,419	3%
Other fee revenue on securitized loans(1)	1,259,182	1,135,347	965,354	123,835	11%	169,993	18%
Net charge-offs on securitized loans	(1,472,989)	(1,119,508)	(1,056,707)	(353,481)	(32%)	(62,801)	(6%)

Net revenues on securitized loans	2,570,544	2,292,253	2,125,642	278,291	12%	166,611	8%
Servicing fees on securitized loans	(553,398)	(538,409)	(506,417)	(14,989)	(3%)	(31,992)	(6%)

Excess spread	$2,017,146	$1,753,844	$1,619,225	$263,302	15%	$134,619	8%

(1)	Other fee income includes discount and interchange revenue, loan fee income and fee products revenue.

For the year ended November 30, 2008, excess spread on securitized loans increased $263.3 million, or 15%, as compared to the year ended November 30, 2007. The increase was attributable to higher net interest income and higher other fee revenue on securitized loans offset in part by higher net charge-offs. The increase in net interest income related largely to a decrease in interest paid to investors reflective of the impact of a lower average LIBOR on floating rate investor interests, offset in part by higher premiums paid to investors on new transactions. Higher other fee revenue was attributable to the higher level of outstanding securitized loans receiving discount and interchange revenue. The higher net charge-offs were reflective of the weakening economic and credit environment. For the year ended November 30, 2007, excess spread on securitized loans increased $134.6 million, or 8%, as compared to the year ended November 30, 2006, due primarily to a higher level of average securitized loans and other fee revenue on securitized loans resulting from the higher level of outstanding securitized loans receiving discount and interchange revenue. Although net interest income increased as a result of the higher level of average securitized loans, the net interest spread for the year ended November 30, 2007 was lower due to a higher rate of return paid on floating rate investor interest due to higher average LIBOR.

Servicing fees on securitized loans. We are paid a servicing fee from the cash flows generated by the securitized loans. Servicing fees are paid to the Company for servicing the transferred loan receivables in accordance with contractual requirements. These cash flows include interest income and loan fee income as well as discount and interchange revenue for certain securitized loans. For the year ended November 30, 2008, servicing fees increased $15.0 million, or 3%, from the prior year due to a higher level of securitized loans. For the year ended November 30, 2007, servicing fees increased $32.0 million, or 6%, from the prior year due to a higher level of securitized loans.

Net revaluation of retained interests. The components of net revaluation of retained interests are summarized in the table below (dollars in thousands):

	For the Years Ended November 30,			2008 vs. 2007 increase (decrease)	2007 vs. 2006 increase (decrease)
	2008	2007	2006	$	$
Initial gain on new securitization transactions(1)	$71,872	$122,949	$96,724	$(51,077)	$26,225
Revaluation of retained interests	(191,196)	(71,603)	59,897	(119,593)	(131,500)

Net revaluation of retained interests	$(119,324)	$51,346	$156,621	$(170,670)	$(105,275)

(1)	Net of issuance discounts, as applicable.

The net revaluation of retained interests for the year ended November 30, 2008 decreased $170.7 million, as compared to the year ended November 30, 2007. The decrease included $51.1 million lower initial gains on a lower level of securitization activity ($5.6 billion of new third-party securitization transactions for the year ended November 30, 2008 as compared to $8.5 billion of new third-party securitization transactions for the year ended November 30, 2007) and lower projected excess spread on new securitizations as a result of higher charge-offs. The unfavorable revaluation of retained interests of $191.2 million for the year ended November 30, 2008 largely related to unfavorable changes in assumptions used to value the interest-only strip receivable as compared to the previous period end, including lower projected excess spread. The lower projected excess spread reflected higher projected charge-offs, higher interest rate projections and widening spreads on new securitizations as a result of the current trends in the securitization markets.

The net revaluation of retained interests for the year ended November 30, 2007 decreased $105.3 million as compared to the year ended November 30, 2006. The unfavorable net revaluation of retained interests of $71.6 million for the year ended November 30, 2007 was primarily attributable to net gain amortization related to the maturity of securitization transactions. This was offset in part by higher projected excess spread at November 30, 2007, reflecting the lower absolute interest rate environment as compared to that assumed at the prior year end. The year ended November 30, 2007 also reflected a higher initial gain as a result of a higher level of new securitization transactions as compared to the year ended November 30, 2006.

Loan Fee Income

Loan fee income consists primarily of fees on credit card loans and includes late, overlimit, cash advance and other miscellaneous fees. Loan fee income decreased $75.5 million, or 22%, for the year ended November 30, 2008, as compared to November 30, 2007, respectively, as a result of deferrals of balance transfer fees beginning in the second quarter of 2008 historically accounted for in loan fee income. Additionally, beginning in the third quarter of 2008, balance transfer fees are accreted into interest income over the life of the loan. Loan fee income increased $12.3 million, or 4%, for the year ended November 30, 2007 as compared to November 30, 2006, reflecting higher balance transfer fees partially offset by lower late and overlimit fees.

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

Discount and interchange revenue decreased $53.4 million, or 22% for the year ended November 30, 2008, compared to November 30, 2007, due to higher allocations to securitized loans, partially offset by lower cardholder rewards costs related to revised forfeiture assumptions and higher discount and interchange revenue. The increase in allocations to securitized loans was due to a higher level of average outstanding securitized loans receiving such allocations in the current year than in 2007.

Discount and interchange revenue decreased $110.8 million, or 31%, for the year ended November 30, 2007 as compared to the year ended November 30, 2006, due to higher allocations to securitized loans and higher cardmember rewards, partially offset by an increase in discount and interchange revenue earned related to increased sales volume. The increase in allocations to securitized loans was due to a higher level of average outstanding securitized loans receiving allocations than in 2006 while the increase in cardmember rewards reflected higher sales volume.

Fee Products

We earn revenue related to fees received for marketing credit-related ancillary products including debt deferment/debt cancellation contracts and identity theft protection services to cardmembers. The amount of revenue recorded is based on the terms of the agreements and contracts with third-party providers. We recognize this income over the agreement or contract period as earned. Fee products income increased $35.2 million, or 16%, for the year ended November 30, 2008, as compared to the year ended November 30, 2007, primarily related to debt deferment/debt cancellation and identity theft protection revenues as a result of increased marketing of these products. Fee products income increased $22.5 million, or 12%, for the year ended November 30, 2007 as compared to the year ended November 30, 2006, primarily related to higher debt deferment/debt cancellation revenue.

Merchant Fees

Merchant fees consist primarily of fees charged to merchants for various services including manual authorization of transactions and delivery of hardcopy statements. For the year ended November 30, 2008, merchant fees decreased $25.5 million, or 28%, as compared to November 30, 2007 and merchant fees decreased $16.7 million, or 15%, for the year ended November 30, 2007 as compared to the year ended November 30, 2006. The decrease in both periods is due to increased outsourcing to merchant acquirers. As merchant acquiring portfolios are sold to third-party merchant acquirers, this revenue will decrease along with associated costs.

Transaction Processing Revenue

Transaction processing revenue represents switch fees charged to financial institutions and merchants for processing ATM, debit and point-of-sale transactions over the PULSE Network, as well as various participation and membership fees. Switch fees are charged on a per transaction basis. Transaction processing revenue increased $16.3 million, or 16%, for the year ended November 30, 2008 as compared to November 30, 2007, primarily due to increased volumes of transactions processed on the network partially offset by pricing incentives. Transaction processing revenue increased $5.2 million, or 5%, for the year ended November 30, 2007 as compared to November 30, 2006, primarily due to increased volumes partially offset by pricing incentives.

Loss on Investment Securities

Loss on investment securities includes realized gains and losses on the sale of investments as well as any write-downs of investment securities to fair value when the decline in fair value is considered other than temporary. In both 2008 and 2007, we concluded there had been an other-than-temporary impairment in our investment in the asset-backed commercial paper notes of Golden Key U.S. LLC, which invested in mortgage-backed securities, resulting in a $49.1 million and $11.4 million write-down of the notes in the years ended November 30, 2008 and 2007, respectively. We continue to monitor the value of the investment. Future valuations may result in further impairment of the investment. In comparison, there were no material losses on investment securities for the year ended November 30, 2006.

Antitrust Litigation Settlement

Amounts received in conjunction with the Visa and MasterCard antitrust litigation settlement, including related interest, are recorded in this line item when earned. In 2008, we received an $862.5 million payment from MasterCard as payment in full of its portion of the settlement. We entered into an agreement with Morgan Stanley at the time of our spin-off to give us sole control over the prosecution and settlement of the litigation and to determine how proceeds from the litigation would be shared. We have notified Morgan Stanley that it breached the agreement and the amount due to Morgan Stanley, if any, is a matter of dispute. The dispute is a subject of litigation between the parties. See “Item 3. Legal Proceedings.”

Other Income

Other income includes revenues from the sale of merchant portfolios to third-party acquirers, royalty revenues earned by Diners Club, revenues from the referral of declined applications to certain third-party issuers on the Discover Network, unrealized gains and losses related to derivative contracts and other miscellaneous revenue items. Other income increased $60.4 million in 2008, primarily due to the inclusion of Diners Club revenue and reporting an unrealized gain on interest rate swap agreements for the year ended November 30, 2008 compared to an unrealized loss for the year ended November 30, 2007. These increases were partially offset by lower gains from sales of merchant portfolios. Other income increased $48.2 million, or 159%, for the year ended November 30, 2007, as compared to November 30, 2006 related to gains from sales of merchant portfolios and revenue from the referral of declined applications. This increase was partially offset by losses recorded in recognizing our interest rate swap agreements not designated as fair value swaps at their fair value.

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Years Ended November 30,			2008 vs. 2007 increase (decrease)		2007 vs. 2006 increase (decrease)
	2008	2007	2006	$	%	$	%
Employee compensation and benefits	$845,392	$850,065	$864,565	$(4,673)	(1%)	$(14,500)	(2%)
Marketing and business development	530,901	576,263	561,751	(45,362)	(8%)	14,512	3%
Information processing and communications	315,943	330,053	331,159	(14,110)	(4%)	(1,106)	0%
Professional fees	349,484	361,409	339,784	(11,925)	(3%)	21,625	6%
Premises and equipment	80,394	79,442	80,325	952	1%	(883)	(1%)
Other expense	293,683	280,982	289,474	12,701	5%	(8,492)	(3%)

Total other expense	$2,415,797	$2,478,214	$2,467,058	$(62,417)	(3%)	$11,156	0%

Total other expense decreased $62.4 million, or 3% for the year ended November 30, 2008, as compared to November 30, 2007. The decrease was primarily driven by lower marketing expenditures, lower information processing and communications and lower professional fees, partially offset by the inclusion of Diners Club expenses. Marketing fees decreased $45.4 million, or 8% in the same period due to lower direct marketing activity partially offset by increased internet and television advertising. Information processing and communications fees declined due to lower depreciation expense as certain assets became fully depreciated in 2008. Professional fees decreased $11.9 million, or 3%, primarily due to lower legal fees relating to lower general, regulatory and routine advisory legal fees partially offset by an increase in legal fees associated with collection fees. Employee compensation and benefits expense decreased due to a pension credit as a result of the announcement of the freezing of benefit accruals under the pension plans in 2008 partially offset by higher compensation costs.

Total other expense was relatively flat for the year ended November 30, 2007, as compared to November 30, 2006 as higher professional fees and marketing expenses were largely offset by lower employee compensation and benefits and other expense. Professional fees increased $21.6 million, or 6%, primarily due to spin-off related costs partially offset by lower overhead allocations from Morgan Stanley. Marketing and business development increased $14.5 million, or 3%, due to increased acquisition spending partially offset by reduced advertising. Employee compensation and benefits decreased $14.5 million, or 2%, primarily related to a decrease in overhead allocations from Morgan Stanley and lower benefit and commission costs partially offset by higher salaries and higher amortization related to Founder’s Grant awards. Other expense decreased $8.5 million, or 3%, related to lower licenses and fees expenses.

Income Tax Expense

	For the Years Ended November 30,
	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.5	2.2	1.8
Federal examinations and settlements	—	—	(2.3)
State examinations and settlements	(0.9)	(0.1)	(1.3)
Non-deductible spin-off costs	—	0.2	—
Other	(0.7)	(0.5)	(1.1)

Effective income tax rate	35.9%	36.8%	32.1%

Income tax expense increased $33.2 million, or 6%, for the year ended November 30, 2008 as compared to the year ended November 30, 2007, reflecting an increase in pretax income partially offset by a lower effective tax rate. The effective tax rate decreased 1% for the year ended November 30, 2008 from 36.8% for the year ended November 30, 2007 as a result of the settlement of certain state examination issues, which resulted in a tax benefit during 2008. Income tax expense increased $26.0 million, or 5%, in the year ended November 30, 2007 as compared to the year ended November 30, 2006. The year ended November 30, 2006 benefited from a favorable resolution of tax examination issues addressed during the course of a federal tax audit for the years 1997 through 1998 and the favorable settlement of state tax matters. The year ended November 30, 2007, includes the impact of filing state combined returns exclusive of Morgan Stanley.

Liquidity and Capital Resources

We maintain liquidity, capital and funding strategies designed to optimize our credit ratings and provide that our bank capitalization levels are sufficient to allow for cost-effective access to debt and deposit markets, thus providing sufficient liquidity to fund our business over both the short and long term. Our liquidity and funding risk management strategies are designed to mitigate the risk that we may be unable to access adequate financing to fund our business and service our financial obligations when they come due. Liquidity risk is addressed through various funding criteria and targets that guide our access to the long-term and short-term debt capital markets and various deposit distribution channels, the maturity profile of our liabilities, the diversity of our funding sources and investor base, as well as the level of our liquidity reserve.

Liquidity risk is assessed by several measures including our maturity profile, which measures funding in various maturity tranches. The maturities of the various funding instruments are reviewed during the funding planning and execution process to ensure the maturities are appropriately staggered. The mix of funding sources and the composition of our investor base are also reviewed during the funding process to assess whether there is appropriate diversification. Our primary funding sources include deposits (sourced directly or through brokers), term asset-backed securitizations, asset-backed commercial paper conduit financing and short-term borrowings.

We monitor and review liquidity and capital management strategies seeking to maintain prudent levels of liquidity and capital. Our senior management reviews financial performance relative to these strategies, monitors the availability of alternative financing sources, evaluates liquidity risk and capital adequacy, and assesses the interest rate sensitivity of our assets and liabilities.

Certain of our borrowing costs and the ability to raise funds in specific ratings sensitive markets are directly impacted by our credit ratings. Discover Bank and Discover Financial Services have maintained investment grade ratings. Discover Bank has a BBB rating from Standard & Poor’s, a Baa2 deposit and Baa2 senior unsecured rating from Moody’s Investors Service and a BBB rating from Fitch Ratings. Discover Financial Services has a BBB- long-term rating from Standard & Poor’s, a Baa3 senior unsecured rating from Moody’s Investors Service and a BBB long-term rating from Fitch Ratings. Moody’s Investors Service recently changed its outlook for the credit ratings of Discover Financial Services and Discover Bank from “Stable” to “Negative”. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

We maintain a process designed to evaluate our liquidity position and our vulnerabilities to disruptions in our funding markets. This process results in contingency funding plans that model a range of potential cash outflows during a liquidity stress event, including, but not limited to: (i) repayment of all debt maturing within an assumed stress period; (ii) expected funding requirements from receivable maintenance, growth and/or volatility; and (iii) customer cash withdrawals from interest-bearing deposits. These stress scenarios are designed to evaluate both short-term liquidity stress as well as a prolonged liquidity stress event. In a liquidity stress event, we would seek to increase deposits, liquidate investments and use contingent funding sources to fund our loan receivables and meet our other liquidity needs. At November 30, 2008, our contingent funding sources included approximately $9.4 billion in our liquidity reserve (primarily invested in Federal Funds sold and triple-A rated money market mutual funds), $1.5 billion of unutilized commitments from third-party commercial paper asset-backed conduits for securitization funding, and $2.4 billion of unsecured committed credit. In addition, we had $5.2 billion of available capacity through the Federal Reserve discount window, which includes access to $2.4 billion through the Federal Reserve Term Auction Facility. In addition, management may seek to reduce business funding requirements by implementing asset reduction strategies.

Notwithstanding the challenging conditions in the financial markets during the past year, we have satisfied all maturing obligations and funded our business operations by utilizing the multiple funding sources more fully described below. We expect to be able to satisfy all maturing obligations and fund normal business operations during the next 12 months through access to our multiple funding sources, with primary reliance on deposits. In the event that existing access to deposit channels becomes disrupted and/or access to the capital markets continues to be disrupted during the next 12 months, we believe that we would be able to satisfy all maturing obligations and fund normal business operations during that time by utilizing our multiple sources of contingent funding more fully described below, including our liquidity reserve, asset-backed commercial paper conduit capacity, committed credit facility capacity and Federal Reserve discount window capacity.

Equity Capital Management. Management views equity capital as an important source of financial strength. We determine the level of capital necessary to support our business based on our managed loan receivables, goodwill and other intangible assets, taking into account, among other things, regulatory requirements, rating agency guidelines and internally managed requirements to sustain growth.

Equity increased to $5.9 billion in November 30, 2008 from $5.6 billion in November 30, 2007. The level of capital throughout 2009 is expected to be positively impacted by the Visa and Master Card antitrust litigation settlement more fully described below, which will contribute to capital in 2009.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain minimum levels of capital that are dependent upon the risk of the financial institution’s assets, specifically (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% to 6% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% to 10% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At November 30, 2008, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of Discover Bank as well as those of our other FDIC-insured financial institution, Bank of New Castle, exceeded these regulatory minimums.

U.S. Treasury Capital Purchase Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Under EESA, the U.S. Department of the Treasury (the “U.S. Treasury”) has the authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the U.S. Treasury announced its Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), under which it is purchasing senior preferred stock and warrants in eligible institutions to increase the flow of credit to businesses and consumers and to support the economy.

We are seeking to participate in the CPP for additional capital to support our consumer lending operations and other businesses. On January 14, 2009, we received preliminary approval from the U.S. Treasury to participate in the CPP, subject to standard closing conditions. We expect to issue and sell to the U.S. Treasury shares of senior preferred stock and warrants to purchase shares of our common stock in accordance with the terms of the CPP for an aggregate purchase price of approximately $1.2 billion. There can be no assurance, however, that the U.S Treasury will grant final approval of our application or, if approved, what the size of any investment by the U.S Treasury ultimately will be. In connection with participating in the CPP, we would become a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act. Our application to become a bank holding company was approved by the U.S. Federal Reserve on December 19, 2008.

The senior preferred stock would qualify as Tier 1 capital and would pay a cumulative dividend rate of five percent per annum for the first five years and a rate of nine percent per annum after year five. The senior preferred stock would be non-voting, other than class voting rights on certain matters that could amend the rights of or adversely affect the stock. The senior preferred stock would be redeemable after three years with the approval of the appropriate federal banking agency. Prior to the end of three years, the senior preferred stock may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock resulting in proceeds of not less than 25 percent of the issue price of the senior preferred stock. The U.S. Treasury may also transfer the senior preferred stock to a third party at any time. Participation in the CPP would restrict our ability to increase dividends on our common stock or to repurchase our common stock until three years have elapsed, unless (i) all of the senior preferred stock issued to the U.S Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury. In conjunction with the purchase of senior preferred stock, the U.S. Treasury would receive warrants to purchase a number of shares of common stock with an aggregate market price equal to 15 percent of the senior preferred investment. The exercise price on the warrants would be the market price of our common stock, calculated on a 20-trading day trailing average. For more information, see “—U.S. Treasury Capital Purchase Program.”

Dividend Policy. Although we intend to reinvest a substantial portion of our earnings in our business, we intend to continue to pay a regular quarterly cash dividend on our common stock, subject to the approval of our Board of Directors. The declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that we will declare and pay any dividends. In addition, as a result of applicable banking regulations and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may be further limited. If we participate in the CPP, we will be prohibited from increasing dividends on our common stock for a period of three years unless (i) all of the senior preferred stock issued to the U.S. Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S. Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury. Furthermore, so long as any of the preferred stock is outstanding, dividend payments on our common stock will be prohibited unless all accrued and unpaid dividends are paid on such preferred stock.

Share Repurchase Program. On December 3, 2007, we announced that our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At November 30, 2008, we had not repurchased any stock under this program. If we participate in the CPP, we will be prohibited from repurchasing our common stock for a period of three years, except in connection with the administration of an employee benefit plan in the ordinary course of business consistent with past practice, unless (i) all of the senior preferred stock issued to the U.S. Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S. Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury. Furthermore, so long as any of the preferred stock issued under the CPP is outstanding, we may not repurchase any of our shares of common stock unless all accrued and unpaid dividends are paid on such preferred stock.

Settlement of Visa and MasterCard Antitrust Litigation. On October 27, 2008, we settled our antitrust litigation with Visa and MasterCard for $2.75 billion. In the fourth quarter 2008, we received an $862.5 million payment from MasterCard as payment in full of its portion of the settlement, which we recorded in other income in the U.S. Card segment. In 2009, we expect to earn the remaining amount in four quarterly payments of up to $472 million each from Visa. We entered into an agreement with Morgan Stanley at the time of our spin-off to give us sole control over the prosecution and settlement of the litigation and to determine how proceeds from the litigation would be shared. We have notified Morgan Stanley that it breached the agreement and the amount due to Morgan Stanley, if any, is a matter of dispute. The dispute is a subject of litigation between the parties. See “Item 3. Legal Proceedings.”

Impact of Proposed Revisions to FASB Statement No. 140 and FASB Interpretation 46R. The trusts used in our securitizations currently are not consolidated on our financial statements for reporting purposes because the trusts are qualifying special purpose entities under Statement of Financial Accounting Standards No. 140 (“Statement No. 140”). The Financial Accounting Standards Board (“FASB”) has issued proposed amendments to Statement No. 140 and FASB Interpretation No. 46R. As currently drafted, these amendments will require us to consolidate our securitization trusts on our balance sheet, which could have a significant impact on our consolidated financial statements, including our capital requirements. For more information, see “Item 1A. Risk Factors—Changes to the accounting treatment of securitization transactions could materially adversely affect our financial condition, reserve requirements, capital requirements, liquidity, cost of funds and operations.”

Securities Available-for-Sale. As of November 30, 2008, Discover Bank held $1.1 billion in available-for-sale investment securities. This amount includes $981.7 million of certificated retained interests in DCENT. Our available-for-sale investment securities also include $85.8 million of investments made in highly rated third-party credit card asset-backed securities. As of November 30, 2008, the weighted average life of all of our available-for-sale investment securities was approximately 2 years.

Funding Sources

Securitization Financing. Historically, we have used the securitization of credit card receivables as our largest single source of funding, including both the public securitization market and the privately placed asset- backed commercial paper conduit financing market. Due to recent market events and continued disruption in the capital markets, the securitization markets have not been available at volumes and pricing levels that would be attractive to us. Our last public securitization transaction closed on June 18, 2008, and our last private asset-backed commercial paper conduit transaction closed on August 28, 2008. It is difficult to predict if or when the securitization markets will return to historical capacity and pricing levels, but we currently do not expect to be able to access these markets during 2009.

In November 2008, the Federal Reserve announced the introduction of the Term Asset-Backed Securities Loan Facility (the “TALF”) in an effort to facilitate the issuance of asset-backed securities and improve the market conditions for asset-backed securities generally. It is unclear at this time what impact the TALF program will have on returning the securitization market to historical capacity and pricing levels. Our response to the tightened securitization markets has been, and will continue to be, utilization of deposits. For more information, see the “Outlook” section at the beginning of this Item 7 and “—Deposits” below.

We use non-consolidated securitization trusts to securitize our credit card loan receivables. Securitized loans against which beneficial interests have been issued are accounted for as sold and, accordingly, are removed from the consolidated statements of financial condition. We have historically securitized between approximately 50% and 60% of our managed credit card loan receivables. Outstanding public and private asset-backed commercial paper conduit financing at November 30, 2008 were $20.7 billion and $4.9 billion, respectively. At November 30, 2008, we had $1.5 billion in unused asset-backed commercial paper conduit capacity.

The following table summarizes scheduled maturities of the investors’ interests in securitizations at November 30, 2008 (dollars in thousands):

	Total	Less Than One Year(1)	One Year Through Three Years(2)	Four Years Through Five Years	After Five Years
Scheduled maturities of the investors’ interest in securitizations	$25,559,744	$4,989,475	$14,875,530	$3,705,265	$1,989,474

(1)	In the first quarter of 2009, we have total contractual maturities of investors’ interest of $3.1 billion.
(2)	In 2010, we have total contractual maturities of investors’ interest of $10.3 billion.

We access the public asset securitization market through the Discover Card Master Trust I and, beginning July 26, 2007, DCENT, using receivables generated by our U.S. Card business. Through the Discover Card Master Trust I, we have used a structure utilizing Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates and a cash collateral account. DCENT includes three classes of securities sold to investors, the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated classes of notes.

As of November 30, 2008, we had triple-A rated note issuance capacity of $5.0 billion in DCENT, subject to market availability. In order to maintain this level of triple-A rated note issuance capacity, we have purchased $1.1 billion principal amount of subordinated notes issued by DCENT, which are classified as available-for-sale investment securities for accounting purposes. In the future, we may purchase additional subordinated notes to maintain our triple-A rated note issuance capacity.

As of November 30, 2008, cash collateral accounts providing credit enhancement for the securitization transactions of Discover Card Master Trust I had a balance of $1.3 billion. Discover Financial Services financed

$1.2 billion of cash collateral accounts (reflected in amounts due from asset securitizations in the consolidated statements of financial condition at its fair value, which was $1.1 billion at November 30, 2008). The rights to repayment of a portion of the cash collateral account loans have been sold to a special purpose subsidiary, DRFC Funding LLC, as part of a $0.7 billion secured financing and are not expected to be available to creditors of Discover Financial Services.

The following table summarizes scheduled maturities of the cash collateral accounts at November 30, 2008 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of cash collateral accounts	$1,163,685	$321,316	$655,263	$127,895	$59,211

The securitization structures include certain features designed to protect investors that could result in earlier-than-expected repayment of the underlying securities, accelerating the need for alternative funding. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization”. In the event of an economic early amortization (which would occur if the “excess spread” (the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables) falls below 0% for a contractually specified period, generally a three-month rolling average), the receivables that otherwise would have been subsequently purchased by the trust from us would instead continue to be recognized on our consolidated statement of financial condition since the cash flows generated in the trust would instead be used to repay investors in the asset-backed securities. As of November 30, 2008, no economic early amortization events have occurred. The table below provides information concerning investor interest and related excess spreads at November 30, 2008 (dollars in thousands):

	Investor Interest	# of Series Outstanding	3-Month Rolling Average Excess Spread
Interchange series(1)	$14,905,269	17	7.31%
Non-interchange series	2,789,475	3	4.14%

Discover Card Master Trust I	17,694,744	20	4.14%
Discover Card Execution Note Trust(1)	7,865,000	20	6.49%

Total Company	$25,559,744	40

(1)	Discover Card Master Trust I certificates issued on or after November 4, 2004 and all notes issued by DCENT include cash flows derived from discount and interchange revenue earned by Discover Bank.

Deposits. We utilize deposits to diversify funding sources and to reduce our reliance on short-term credit-sensitive funding sources, thus enhancing our liquidity position. Our response to the disruptions in the securitization market has been, and we anticipate will continue to be, increased utilization of deposits. We obtain our deposits through two channels: (1) agency arrangements with securities brokerage firms, which place deposits with their customers; and, increasingly, (2) products offered directly to consumers through direct mail, internet origination and affinity relationships, including certificates of deposit and money market accounts. We currently utilize six of the largest securities brokerage firms to obtain deposit funding through distribution of our certificates of deposit to their customers. Four of these six brokerage firms have external selling group capability, which allows them to distribute deposits through other brokerage firms (which can exceed a group of 200 brokers). We have elected to use the selling group capabilities of these brokerage firms to extend deposit gathering capabilities for cost effectiveness.

Our certificates of deposit have maturities ranging from one month to fifteen years, and had a weighted average maturity of 28 months at November 30, 2008, which is up from 22 months at November 30, 2007 as a result of issuances of deposits with longer maturities. Total interest-bearing deposits at November 30, 2008 were $28.5 billion, the remaining maturities of which are summarized in the following table (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000(1)	$22,083,962	$2,359,276	$2,162,925	$2,294,831	$15,266,930
Certificates of deposit in amounts of $100,000(1) or greater	1,808,320	216,453	210,886	415,712	965,269
Savings deposits, including money market deposit accounts	4,559,864	4,559,864	—	—	—

Total interest-bearing deposits	$28,452,146	$7,135,593	$2,373,811	$2,710,543	$16,232,199

(1)	Represents the basic insurance amount covered by the FDIC. Effective October 23, 2008, the United States Congress temporarily increased FDIC deposit insurance to $250,000 through December 31, 2009.

Short-Term Borrowings. Short-term borrowings consist of borrowings through the Federal Reserve’s Term Auction Facility, term, overnight Federal Funds purchased and other short-term borrowings with original maturities of less than one year. On November 6, 2008, Discover Bank borrowed $500 million through the Term Auction Facility at an interest rate of 60 bps for a period of 84 days. This allowed Discover Bank to obtain funding at a lower interest rate than alternatives existing at that time.

The following table identifies the balances and weighted average interest rates on short-term borrowings outstanding at and for the years ended (dollars in thousands):

	November 30, 2008			November 30, 2007			November 30, 2006
	Maximum Month- End Balance During Year	Year-End Amount	Year-End Weighted Average Interest Rate	Maximum Month- End Balance During Year	Year-End Amount	Year-End Weighted Average Interest Rate	Maximum Month End Balance During Year	Year-End Amount	Year-End Weighted Average Interest Rate
Overnight Federal Funds purchased	$250,000	$—	—	$3,430,000	$250,000	4.68%	$3,000,000	$3,000,000	5.31%
Term Federal Funds purchased	$500,000	500,000	0.60%	$540,000	—	—	$1,769,000	100,000	5.35%
Other short-term borrowings	$—	—	—	$2,106,124	—	—	$4,655,321	1,811,124	5.46%

Total short-term borrowings		$500,000	0.60%		$250,000			$4,911,124

Long-Term Debt and Bank Notes. At November 30, 2008, we had $400 million principal amount of floating rate senior notes outstanding which mature in June 2010 and $400 million principal amount of fixed rate senior notes outstanding which mature in June 2017. Additionally, we had $250 million principal amount of bank notes outstanding at November 30, 2008 which mature in February 2009. In October 2008, the Federal Deposit Insurance Corporation established the Temporary Liquidity Guarantee Program (the “TLGP”) pursuant to which the FDIC will guarantee the timely payment of interest and principal on certain newly-issued senior unsecured debt of eligible entities issued on or before June 30, 2009. Discover Bank has opted into the TLGP and is eligible to receive the benefit of the TLGP guarantee in connection with the issuance of senior unsecured debt of up to $312.5 million. While it is unclear at this time whether Discover Bank will be issuing unsecured debt pursuant to the TLGP, our participation in this program may provide us access to an additional source of funding.

Available Credit Facilities

Secured Committed Credit Facilities. The maintenance of revolving committed credit agreements serves to further diversify our funding sources. In connection with our asset securitization program, we have access to committed undrawn funding capacity through privately placed asset-backed commercial paper conduits to support credit card loan receivables funding requirements. At November 30, 2008, these conduits totaled $6.4 billion, of which $1.5 billion was unused. The original commitments of these facilities range from 364-day renewable agreements to multi-year extendable commitments.

Unsecured Committed Credit Facilities. As of November 30, 2008, our unsecured committed credit facility of $2.4 billion had a remaining life of 42 months. This facility serves to diversify our funding sources and enhance our liquidity. This facility became effective at the time of the Distribution, is provided by a group of major global banks, and is available to both Discover Financial Services and Discover Bank (Discover Financial Services may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). We anticipate that the facility will support general liquidity needs and may be drawn to meet short-term funding needs from time to time. At November 30, 2008, we had no outstanding balances due under the facility.

Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window and has participated in the Federal Reserve’s Term Auction Facility. In December 2007, the Federal Reserve announced the establishment of a temporary Term Auction Facility. All depository institutions that are judged to be in generally sound financial condition by their local Reserve Bank and that are eligible to borrow under the primary credit discount window program are eligible to participate in Term Auction Facility auctions. Discover Bank had $5.2 billion of available capacity through the Federal discount window as of November 30, 2008, which was reduced to $4.7 billion after we borrowed an additional $500 million through the Federal Reserve’s Term Auction Facility in December 2008.

Off-Balance Sheet Arrangements

See “—Liquidity and Capital Resources—Funding Sources—Securitization Financing.”

Guarantees

Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, or equity security of a guaranteed party, rate or index. Our guarantees relate to certain representations and warranties made with regard to securitized loans, transactions processed on the Discover Network, transactions processed by Diners Club licensees and indemnifications made in conjunction with the sale of the Goldfish business. Also included in guarantees are contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. See Note 21: Commitments, Contingencies and Guarantees to the consolidated and combined financial statements for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at November 30, 2008 include deposits, long-term borrowings, operating and capital lease obligations and purchase obligations. Our future cash payments associated with our contractual obligations as of November 30, 2008 are summarized below (dollars in thousands):

		Payments Due By Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	More Than Five Years
Deposits(1)	$28,530,521	$12,298,322	$8,657,292	$5,932,728	$1,642,179
Bank notes(2)	250,000	250,000	—	—	—
Secured borrowings(3)	682,456	154,210	528,246	—	—
Unsecured borrowings(4)	800,000	—	400,000	—	400,000
Capital lease obligations(5)	3,646	1,391	2,255	—	—
Operating leases(5)	37,766	5,872	10,155	7,572	14,167
Interest payments on fixed rate debt	232,200	25,800	51,600	51,600	103,200
Purchase obligations(6)	403,706	208,680	121,264	34,770	38,992

Total contractual obligations	$30,940,295	$12,944,275	$9,770,812	$6,026,670	$2,198,538

(1)	See Note 10: Deposits to the consolidated and combined financial statements for further information concerning our deposits. The certificates of deposit accrue interest at fixed rates. All other interest-bearing deposits accrue interest at variable rates.
(2)	See Note 12: Long-Term Borrowings to the consolidated and combined financial statements for further discussion. Total future payment of interest charges is estimated to be $1.3 million as of November 30, 2008, utilizing the current interest rate of 2.54% at November 30, 2008.
(3)	Interest charges on secured borrowings, of which the full repayment is dependent upon the available balances of the cash collateral accounts at the maturities of the underlying securitization transactions, are based on a fifty basis point spread over monthly commercial paper issuance costs. See Note 12: Long-Term Borrowings to the consolidated and combined financial statements for further discussion. Total future payment of interest charges is estimated to be $32.3 million as of November 30, 2008, utilizing the current interest rate of 3.05% at November 30, 2008.
(4)	See Note 12: Long-Term Borrowings to the consolidated and combined financial statements for further discussion. Total future payment of interest charges for the floating rate note is estimated to be $20.8 million as of November 30, 2008, utilizing the current interest rate of 3.35% at November 30, 2008. Total future payment of interest charges for the fixed rate note is equal to the amount reported in the table above under Interest payments on fixed rate debt. The fixed rate note is recorded in the consolidated statements of financial condition net of discounts.
(5)	See Note 21: Commitments, Contingencies and Guarantees to the consolidated and combined financial statements for further information concerning our capital and operating lease obligations.
(6)	Purchase obligations for goods and services include payments under, among other things, consulting, outsourcing, data, advertising, sponsorship, software license and telecommunications agreements. Purchase obligations also include payments under rewards program agreements with merchants. Purchase obligations at November 30, 2008 reflect the minimum collateral obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statement of financial condition.

As of November 30, 2008 the Company’s consolidated balance sheet reflects a liability for unrecognized tax benefit of $285.6 million, and approximately $29.6 million of accrued interest and penalties. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated income tax obligations associated with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) have been excluded from the contractual obligations table. See Note 18: Income Taxes to our consolidated and combined financial statements for further information concerning our FIN 48 obligations.

At November 30, 2008, we extended credit for consumer and commercial loans of approximately $207 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our consolidated and combined financial statements.

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

Our interest rate risk management policies are designed to measure and manage the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects the existing repricing schedules of credit card loan receivables. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, we may utilize interest rate derivative contracts, such as swap agreements, to achieve our objectives. Interest rate swap agreements effectively convert the underlying asset or financing from fixed to floating rate or from floating to fixed rate.

We use an interest rate sensitivity simulation to assess our interest rate risk exposure. For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12-month period from our reporting date, we assume that all interest rate sensitive assets and liabilities will be impacted by a hypothetical, immediate 100 basis point increase in interest rates as of the beginning of the period. The sensitivity is based upon the hypothetical assumption that all relevant types of interest rates that affect our results would increase instantaneously, simultaneously and to the same degree.

Our interest rate sensitive assets include certain loan receivables, Federal Funds sold, certain amounts due from asset securitizations, interest-earning deposits and certain investment securities. Portions of our credit card loan receivables have fixed interest rates, although we currently have the right, with notice to cardmembers, to subsequently reprice these receivables to a new interest rate unless the account has been closed or the cardmember opts out of repricing actions. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

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

Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2008, we estimate that the pretax income of lending and related activities (reported on a managed basis) over the following 12-month period would be reduced by approximately $38 million. We estimate the comparable reduction of pretax income for the 12-month period following November 30, 2007 to be approximately $108 million. A predominate portion of this change can be attributed to changes we made to our market risk model. We have moved from a static view of future balances towards a more dynamic approach that portrays our business forecast. The change is also due to having fewer interest rate sensitive liabilities.

Foreign Currency Exchange Risk. As of November 30, 2008, we believe our foreign currency exchange risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Discover Financial Services

Riverwoods, IL

We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of November 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition, and related consolidated statements of income, changes in stockholders’ equity, and cash flows as of and for the year ended November 30, 2008 of the Company and our report dated January 26, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Chicago, Illinois

January 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Discover Financial Services

Riverwoods, IL

We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of November 30, 2008 and 2007, and the related consolidated and combined statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Discover Financial Services at November 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the consolidated and combined financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on December 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Chicago, Illinois

January 26, 2009

Discover Financial Services

Consolidated Statements of Financial Condition

	November 30, 2008	November 30, 2007
	(dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$793,585	$362,697
Federal Funds sold	1,050,000	6,270,600
Interest-earning deposits	8,327,558	1,440,979
Commercial paper	—	11,191

Cash and cash equivalents	10,171,143	8,085,467
Investment securities:
Available-for-sale (amortized cost of $1,211,245 and $425,681 at November 30, 2008 and 2007, respectively)	1,127,119	420,837
Held-to-maturity (fair value of $84,167 and $100,769 at November 30, 2008 and 2007, respectively)	100,825	104,602

Total investments securities	1,227,944	525,439
Loan receivables:
Credit card	23,814,307	20,579,923
Other	1,402,304	251,194

Total loan receivables	25,216,611	20,831,117
Allowance for loan losses	(1,374,585)	(759,925)

Net loan receivables	23,842,026	20,071,192
Accrued interest receivable	159,021	123,292
Amounts due from asset securitization	2,233,600	3,041,215
Premises and equipment, net	552,502	575,229
Goodwill	255,421	255,421
Intangible assets, net	203,319	59,769
Other assets	1,247,406	712,678
Assets from discontinued operations	—	3,926,403

Total assets	$39,892,382	$37,376,105

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$28,452,146	$24,643,517
Non-interest bearing deposit accounts	78,375	67,796

Total deposits	28,530,521	24,711,313
Short-term borrowings	500,000	250,000
Long-term borrowings	1,735,383	2,134,093
Accrued interest payable	268,967	264,965
Special dividend – Morgan Stanley	473,000	—
Accrued expenses and other liabilities	2,468,688	1,317,842
Liabilities of discontinued operations	—	3,098,470

Total liabilities	33,976,559	31,776,683
Commitments, contingencies and guarantees (Note 21)
Stockholders’ Equity: Preferred stock, par value $.01 per share; 200,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.01 per share; 2,000,000,000 shares authorized; 480,517,188 and 477,762,018 shares issued at November 30, 2008 and 2007, respectively	4,805	4,777
Additional paid-in capital	2,938,657	2,846,127
Retained earnings	3,046,956	2,717,905
Accumulated other comprehensive (loss) income	(66,338)	32,032
Treasury stock, at cost; 530,549 and 73,795 shares at November 30, 2008 and 2007, respectively	(8,257)	(1,419)

Total stockholders’ equity	5,915,823	5,599,422

Total liabilities and stockholders’ equity	$39,892,382	$37,376,105

See Notes to the Consolidated and Combined Financial Statements.

Discover Financial Services

Consolidated and Combined Statements of Income

	For the Years Ended November 30,
	2008	2007	2006
	(dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$2,245,719	$2,134,188	$2,007,737
Other loans	79,695	6,442	9,501
Federal Funds sold	97,222	241,727	16,055
Commercial paper	77	812	693
Investment securities	51,345	10,502	3,028
Deposits	123,445	6,249	42
Other interest income	95,060	184,482	172,136

Total interest income	2,692,563	2,584,402	2,209,192
Interest expense:
Deposits	1,199,436	1,044,574	670,326
Short-term borrowings	343	89,319	117,462
Long-term borrowings	88,225	89,377	48,492

Total interest expense	1,288,004	1,223,270	836,280

Net interest income	1,404,559	1,361,132	1,372,912
Provision for loan losses	1,595,615	733,887	606,765

Net interest income after provision for loan losses	(191,056)	627,245	766,147
Other income:
Securitization income	2,429,158	2,323,623	2,264,867
Loan fee income	262,576	338,053	325,736
Discount and interchange revenue	187,657	241,070	351,911
Fee products	249,805	214,572	192,093
Merchant fees	67,027	92,518	109,230
Transaction processing revenue	115,914	99,653	94,472
Loss on investment securities	(50,294)	(11,409)	(29)
Antitrust litigation settlement	863,634	—	—
Other income	138,981	78,602	30,384

Total other income	4,264,458	3,376,682	3,368,664
Other expense:
Employee compensation and benefits	845,392	850,065	864,565
Marketing and business development	530,901	576,263	561,751
Information processing and communications	315,943	330,053	331,159
Professional fees	349,484	361,409	339,784
Premises and equipment	80,394	79,442	80,325
Other expense	293,683	280,982	289,474

Total other expense	2,415,797	2,478,214	2,467,058

Income from continuing operations before income tax expense	1,657,605	1,525,713	1,667,753
Income tax expense	594,692	561,514	535,563

Income from continuing operations	1,062,913	964,199	1,132,190
Loss from discontinued operations, net of tax	(135,163)	(375,569)	(55,574)

Net income	$927,750	$588,630	$1,076,616

Basic earnings per share
Income from continuing operations	$2.22	$2.02	$2.37
Loss from discontinued operations, net of tax	(0.28)	(0.79)	(0.11)

Net income	$1.94	$1.23	$2.26

Diluted earnings per share
Income from continuing operations	$2.20	$2.01	$2.37
Loss from discontinued operations, net of tax	(0.28)	(0.78)	(0.11)

Net income	$1.92	$1.23	$2.26

Dividends paid per share	$0.24	$0.06	$—

See Notes to the Consolidated and Combined Financial Statements.

Discover Financial Services

Consolidated and Combined Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
	(dollars and shares in thousands)
Balance at November 30, 2005	1	$100	$2,123,324	$2,431,805	$45,220	$—	$4,600,449
Comprehensive income:
Net income	—	—	—	1,076,616	—	—	1,076,616
Foreign currency translation, net of tax	—	—	—	—	84,755	—
Net unrealized losses on investment securities, net of tax	—	—	—	—	(25)	—
Minimum pension liability adjustment, net of tax	—	—	—	—	36	—

Other comprehensive income	—	—	—	—	84,766	—	84,766

Total comprehensive income	—	—	—	—	—	—	1,161,382
Capital contribution from Morgan Stanley	—	—	512,941	—	—	—	512,941
Cash dividends paid to Morgan Stanley	—	—	—	(500,000)	—	—	(500,000)

Balance at November 30, 2006	1	$100	$2,636,265	$3,008,421	$129,986	$—	$5,774,772
Comprehensive income:
Net income	—	—	—	588,630	—	—	588,630
Foreign currency translation, net of tax	—	—	—	—	(81,626)	—
Net unrealized losses on investment securities, net of tax	—	—	—	—	(3,264)	—
Minimum pension liability adjustment, net of tax	—	—	—	—	69	—

Other comprehensive loss	—	—	—	—	(84,821)	—	(84,821)

Total comprehensive income	—	—	—	—	—	—	503,809
Adoption of FASB Statement No. 158, net of tax	—	—	—	—	(13,133)	—	(13,133)
Consummation of spin-off transaction on June 30, 2007, and distribution of Discover Financial Services common stock by Morgan Stanley	526,233	5,162	(5,162)	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	(1,419)	(1,419)
Common stock issued and stock-based compensation expense	527	5	35,705	—	—	—	35,710
Capital contribution from Morgan Stanley	—	—	178,829	—	—	—	178,829
Cash dividends paid to Morgan Stanley	—	—	—	(850,000)	—	—	(850,000)
Dividends	—	—	—	(29,146)	—	—	(29,146)
Other	(48,999)	(490)	490	—	—	—	—

Balance at November 30, 2007	477,762	$4,777	$2,846,127	$2,717,905	$32,032	$(1,419)	$5,599,422
Adoption of FASB Interpretation No. 48	—	—	—	(8,743)	—	—	(8,743)
Comprehensive income:
Net income	—	—	—	927,750	—	—	927,750
Foreign currency translation, net of tax	—	—	—	—	(21,282)	—
Realization of foreign exchange translation gains upon sale of Goldfish business					(27,076)
Net unrealized losses on investment securities, net of tax	—	—	—	—	(50,158)	—
Amortization of losses related to pension and postretirement benefits, net of tax					146

Other comprehensive loss	—	—	—	—	(98,370)	—	(98,370)

Total comprehensive income	—	—	—	—	—	—	829,380
Purchases of treasury stock	—	—	—	—	—	(6,838)	(6,838)
Common stock issued under employee benefit plans	1,183	12	16,621	—	—	—	16,633
Common stock issued and stock-based compensation expense	1,572	16	75,909	—	—	—	75,925
Dividends	—	—	—	(116,956)	—	—	(116,956)
Special dividend – Morgan Stanley	—	—	—	(473,000)	—	—	(473,000)

Balance at November 30, 2008	480,517	$4,805	$2,938,657	$3,046,956	$(66,338)	$(8,257)	$5,915,823

See Notes to the Consolidated and Combined Financial Statements.

Discover Financial Services

Consolidated and Combined Statements of Cash Flows

	For the Years Ended November 30,
	2008	2007	2006
	(dollars in thousands)
Cash flows from operating activities
Net income	$927,750	$588,630	$1,076,616
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of mortgages and installment loans	—	(3,105)	(7,399)
Net principal disbursed on loans originated for sale	—	(99,158)	(207,659)
Proceeds from sales of loans originated for sales	—	106,010	213,545
Loss on sale of Goldfish business	165,694	—	—
Impairment of Goldfish business	—	391,119	—
Loss on investment securities	50,294	11,409	29
Stock-based compensation expense	92,558	35,710	—
Deferred income taxes	(262,354)	(218,215)	76,285
Pension curtailment	(38,891)	—	—
Depreciation and amortization on premises and equipment	107,151	122,934	113,169
Other depreciation and amortization	124,247	134,197	109,629
Provision for loan losses	1,615,625	950,165	755,637
Amortization of deferred revenues	(84,174)	(22,484)	(26,150)
Changes in assets and liabilities:
(Increase) decrease in amounts due from asset securitization	805,292	79,124	(377,273)
(Increase) decrease in other assets	(171,801)	(129,266)	(52,571)
Increase (decrease) in accrued expenses and other liabilities	1,172,768	90,955	46,929

Net cash provided by operating activities	4,504,159	2,038,025	1,720,787
Cash flows from investing activities
Proceeds from the sale of Goldfish business	69,529	—	—
Payments for business and other acquisitions, net of cash acquired	(160,278)	(5,000)	(1,924,491)
Maturities of investment securities	37,200	10,556	6,952
Purchases of investment securities	(119,321)	(153,075)	(73,055)
Proceeds from securitization and sale of loans held for investment	5,562,195	8,434,488	8,949,961
Net principal disbursed on loans held for investment	(11,426,755)	(9,763,849)	(8,839,046)
Purchases of premises and equipment	(93,532)	(118,265)	(144,151)

Net cash used for investing activities	(6,130,962)	(1,595,145)	(2,023,830)
Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(259,314)	(3,895,600)	3,258,908
Proceeds from issuance of long-term debt and bank notes	—	2,102,951	638,691
Repayment of long-term debt and bank notes	(397,606)	(1,486,271)	(45,621)
Purchases of treasury stock	(6,838)	(1,419)	—
Net increase (decrease) in deposits	3,816,157	11,345,340	(2,730,723)
Capital contributions from Morgan Stanley	—	273,138	—
Dividends paid to Morgan Stanley	—	(850,000)	(500,000)
Dividends paid	(116,956)	(29,146)	—

Net cash provided by financing activities	3,035,443	7,458,993	621,255
Effect of exchange rate changes on cash and cash equivalents	(24,592)	10,865	663

Net increase in cash and cash equivalents	1,384,048	7,912,738	318,875
Cash and cash equivalents, at beginning of year	8,787,095	874,357	555,482

Cash and cash equivalents, at end of year	$10,171,143	$8,787,095	$874,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$1,305,554	$1,233,366	$992,575

Income taxes, net of income tax refunds	$670,763	$531,253	$519,717

Non-cash transactions:
Exchange of retained seller’s interest for certificated beneficial interests in DCENT	$750,000	$315,000	$—

Special dividend – Morgan Stanley	$(473,000)	$—	$—

Capital contributions (to) from Morgan Stanley	$—	$(94,309)	$512,941

See Notes to the Consolidated and Combined Financial Statements.

Notes to the Consolidated and Combined Financial Statements

1.	Background and Basis of Presentation

Description of Business. Discover Financial Services (“DFS” or the “Company”) is a leading credit card issuer and electronic payment services company. The Company provides its services through its main subsidiaries Discover Bank and DFS Services LLC, the latter of which, directly or through its subsidiaries, operates the Discover Network, the PULSE Network (“PULSE”) and Diners Club International (“Diners Club”). Discover Bank is a Delaware state-chartered bank that offers its customers a variety of credit card, other consumer loan and deposit products. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club, acquired by the Company on June 30, 2008, is a global payments network that offers transaction processing and marketing services to licensees globally. For more information on Diners Club, see Note 8: Business Combinations.

The Company’s business segments are U.S. Card and Third-Party Payments. The U.S. Card segment includes Discover Card-branded credit cards issued to individuals and small businesses on Discover’s signature card network (the “Discover Network”) and other consumer products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary. The Third-Party Payments segment includes the PULSE Network, Diners Club and the Company’s third-party issuing business.

On March 31, 2008, the Company sold its U.K. credit card business (“Goldfish”) to Barclays Bank PLC. This business represented substantially all of the Company’s International Card segment. The International Card segment is presented in discontinued operations in this report and except where noted, all amounts in the notes to the consolidated and combined financial statements relate solely to continuing operations.

Distribution. The Company was formerly the Discover segment of Morgan Stanley. On June 30, 2007, the Company was spun-off from Morgan Stanley through the distribution of DFS shares to holders of Morgan Stanley common stock (the “Distribution”). Prior to the Distribution, the Discover segment consisted of Discover Financial Services, a wholly-owned subsidiary of Morgan Stanley, as well as certain other subsidiaries and assets related to credit card operations in the United Kingdom, which are presented in discontinued operations, that were contributed to the Discover segment by Morgan Stanley in conjunction with the Distribution.

Basis of Presentation. The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated and combined financial statements. The Company believes that the estimates used in the preparation of the consolidated and combined financial statements are reasonable. Actual results could differ from these estimates.

The financial statements presented in this annual report for periods on or after the Distribution are presented on a consolidated basis and include the results of operations, financial condition and cash flows of the Company and its wholly-owned subsidiaries. The financial statements for the periods prior to the Distribution are presented on a combined basis and reflect the historical combined results of operations, financial condition and cash flows of the Morgan Stanley subsidiaries that comprised its Discover segment (as described above) for the periods presented. The combined statements of income for periods prior to the Distribution reflect intercompany expense allocations made to the Discover segment by Morgan Stanley for certain corporate functions such as treasury, financial control, human resources, internal audit, legal, investor relations and various other functions historically provided by Morgan Stanley. Where possible, these allocations were made on a specific identification basis. Otherwise, such expenses were allocated by Morgan Stanley based on relative percentages of headcount or some other basis depending on the nature of the cost that was allocated. These historical cost allocations may not be indicative of costs the Company has incurred since the spin-off and will incur in the future to obtain these same services as an independent entity. See Note 25: Related Party Transactions for further information on expenses allocated by Morgan Stanley.

The historical financial results in the combined financial statements presented for periods prior to the Distribution may not be indicative of the Company’s future performance or of the results that would have been achieved had the Company operated as a separate, stand-alone entity during those periods. The combined financial statements presented for those periods do not reflect any changes that have occurred in the financing and operations of the Company as a result of the Distribution. The Company has a capital structure different from the capital structure in the combined financial statements for those periods and accordingly, interest expense is not necessarily indicative of the interest expense the Company would have incurred as a separate, independent company. However, management believes that the combined financial statements presented for periods prior to the Distribution include all adjustments necessary for a fair presentation of the business. All intercompany balances and transactions of the Company have been eliminated.

Principles of Consolidation. The consolidated and combined financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. However, the Company did not have a controlling financial interest in any entity other than its wholly-owned subsidiaries in the periods presented in the accompanying consolidated and combined financial statements. It is also the Company’s policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (“FIN 46R”). However, the Company has determined that it was not the primary beneficiary of any variable interest entity within the scope of FIN 46R in the periods presented in the accompanying consolidated and combined financial statements. For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. In cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

Whenever the Company securitizes credit card receivables, it does so using trusts that are qualifying special purpose entities (“QSPEs”) under FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended (“Statement No. 140”). As QSPEs, these trusts are specifically exempted from the consolidation provisions of FIN 46R. Pursuant to the provisions of Statement No. 140 and FIN 46R, these QSPEs are not consolidated by or combined with the Company and are therefore excluded from the accompanying consolidated and combined financial statements. The FASB has proposed amendments to Statement No. 140 and FIN 46R that would eliminate the concept of a QSPE and require that such structures be evaluated for consolidation under FIN 46R. If the amendments are adopted as proposed, the QSPEs used in the Company’s securitization activities may have to be consolidated by the Company in years beginning after November 15, 2009.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, Federal Funds sold, interest-earning deposits and commercial paper. Cash and due from banks is defined by the Company as cash on hand and on deposit with banks, including time deposits and other highly liquid investments with maturities of 90 days or less when purchased.

Investment Securities. Investment securities consist of certificated retained beneficial interests in the Discover Card Execution Note Trust (“DCENT”) issued in the form of Class B and Class C notes, credit card asset-backed securities issued by other institutions, asset-backed commercial paper notes of one issuer, U.S. Treasury obligations, mortgage-backed securities issued by government and government-sponsored agencies and state agency bonds. Investment securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income included in stockholders’ equity. The Company estimates the fair value of available-for-sale investment securities pursuant to the guidance in FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”), and, where appropriate, FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). The amortized cost for both held-to-maturity and available-for-sale investment securities is adjusted for amortization of premiums and accretion of discounts. Such amortization or accretion is included in interest income. The Company evaluates its unrealized loss positions for other-than-temporary impairment in accordance with FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, SEC Staff Accounting Bulletin Topic 5M and EITF 99-20, Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets, as applicable. Realized gains and losses and other-than-temporary impairments related to investment securities are determined at the individual security level and are reported in other income.

Loans Held for Sale. Loans held for sale include the amount of credit card receivables necessary to support net new securitization transactions expected to take place in the next three months. Management believes its ability to reasonably forecast the amount of existing credit card receivables that should be reclassified as held for sale is limited to three months from the balance sheet date, as securitizations that occur beyond that point will involve a significant proportion of receivables that have not yet been originated, due to cardholder repayment behavior and the revolving nature of credit cards. In estimating the amount of credit card receivables that should be classified as held for sale, the Company considers its ability to access the securitization market given current market conditions, scheduled maturities of outstanding asset-backed securities, management’s targeted mix of funding sources used, and the relative availability of the Company’s other funding sources.

The amount of credit card receivables classified as held for sale is determined on a homogeneous portfolio basis, because the seller’s interest represents an undivided interest in each loan transferred to the securitization trust. The Company includes its loans held for sale in loan receivables and carries these assets at the lower of aggregate cost or fair value. The par value of loans classified as held for sale in the consolidated statements of financial condition approximates their fair values as a result of the short-term nature of these assets. An allowance for loan losses does not apply to loans held for sale.

When credit card receivables that are classified as held for sale are securitized and beneficial interests are issued to third parties, loans held for sale is reduced, cash is received and amounts due from asset securitization is adjusted to reflect changes in the Company’s retained interests as applicable. When certificated beneficial interests are retained, loans held for sale is reduced and available-for-sale investment securities is increased.

Loan Receivables. Loan receivables consist of credit card receivables and other consumer loans and include loans classified as held for sale, if any, and loans classified as held for investment. Loans held for investment include credit card and other consumer loans. Credit card receivables include consumer credit card receivables and business credit card receivables. Other consumer loans consist of personal loans, student loans and mortgages. Credit card loan receivables are reported at their principal amounts outstanding and include uncollected billed interest and fees. Other consumer loans are reported at their principal amounts outstanding. Loan receivables also include unamortized net deferred loan origination fees and costs (also see “—Loan Interest and Fee Income”).

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

Allowance for Loan Losses. The Company maintains an allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio. The allowance is evaluated quarterly for adequacy and is maintained through an adjustment to the provision for loan losses. Additions to the allowance are made through charges to the provision for loan losses or when reserves are acquired as part of a business or portfolio acquisition. Charge-offs are deducted from the allowance and subsequent recoveries increase the allowance.

The allowance for loan losses is applicable to the loan portfolio. In estimating net charge-offs inherent in the credit card loan portfolio, the Company uses an approach which utilizes a migration analysis of delinquent and current credit card receivables. A migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through the various stages of delinquency and to charge off. The migration analysis considers uncollectible principal, interest and fees reflected in loan receivables. In determining the proper level of the allowance for loan losses, management also considers factors that may impact loan loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

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

Credit card loans are charged off at the end of the month during which an account becomes 180 days past due, except in the case of cardmember bankruptcies, probate accounts and fraudulent transactions. Cardmember bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death, but not later than the 180-day time frame described above. Receivables associated with alleged or potential fraudulent transactions are adjusted to their net realizable value upon receipt of notification of such fraud through a charge to other expense and are subsequently written off at the end of the month 90 days following notification, but not later than the contractual 180-day time frame. The Company’s charge-off policies are designed to comply with guidelines established by the Federal Financial Institutions Examination Council (“FFIEC”).

The practice of re-aging an account also may affect credit card loan delinquencies and charge-offs. A re-age is intended to assist delinquent cardmembers who have experienced financial difficulties but who demonstrate both an ability and willingness to repay. Accounts meeting specific criteria are re-aged when the Company and the cardmember agree on a temporary repayment schedule that may include concessionary terms. With re-aging, the outstanding balance of a delinquent account is returned to a current status. Cardmembers may also qualify for a workout re-age when either a longer term or permanent hardship exists. The Company’s re-age practices are designed to comply with FFIEC guidelines.

Retained Interests in Securitized Assets. The Company periodically transfers credit card loan receivables to asset securitization trusts. Securitized credit card loan receivables include outstanding principal, interest and fees. The Company’s securitization transactions are recognized as sales under Statement No. 140; accordingly, the Company removes securitized credit card receivables from loan receivables on its consolidated statements of financial condition. The Company may retain interests in the transferred financial assets in various forms including an undivided seller’s interest, certificated beneficial interests in the trust assets, accrued interest and fees on securitized credit card receivables (“accrued interest receivable”), cash collateral accounts, servicing rights and rights to certain excess cash flows remaining after payments to investors in the securitization trust of their contractual rate of return, the payment of servicing fees to the Company and reimbursement of credit card losses (“interest-only strip receivables”).

The Company includes its undivided seller’s interest within loan receivables in the consolidated statements of financial condition. A portion of the undivided seller’s interest will be reclassified as loans held for sale to the extent that new securitizations are expected to take place. Due to contractual requirements to hold minimum seller’s interest percentages under the securitization agreements, only a portion of the Company’s undivided seller’s interest can be classified as held for sale (also see Loans Held for Sale). The Company classifies certificated retained beneficial interests as available-for-sale investment securities on the consolidated statements of financial condition at their estimated fair values. All other retained interests are recorded on the consolidated statements of financial condition in amounts due from asset securitization. Certain components of amounts due from asset securitization are short-term in nature and therefore their carrying values approximate fair values. The remaining retained interests in amounts due from asset securitization are accounted for like trading securities and accordingly, are marked to fair value each period with changes in their fair values recorded in securitization income. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing fee approximates adequate compensation to the Company for performing the servicing.

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

Purchased software and capitalized costs related to internally developed software are amortized over their useful lives of three to five years. Costs incurred during the application development stage related to internally developed software are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Pursuant to SOP 98-1, costs are expensed as incurred during the preliminary project stage and post implementation stage. Once the capitalization criteria of SOP 98-1 have been met, external direct costs incurred for materials and services used in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with the internal-use computer software project (to the extent those employees devoted time directly to the project), and interest costs incurred when developing computer software for internal use are capitalized. Amortization of capitalized costs begins when the software is ready for its intended use. Capitalized software is included in premises and equipment, net in the Company’s consolidated statements of financial condition. See Note 7: Premises and Equipment for further information about the Company’s premises and equipment.

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

Intangible Assets. The Company’s other intangible assets consist of both amortizable and non-amortizable intangible assets. The Company’s amortizable intangible assets consist primarily of acquired customer relationships and certain trade name intangibles. All of the Company’s amortizable intangible assets are carried at net book value and are amortized over their estimated useful lives. The amortization periods approximate the periods over which the Company expects to generate future net cash inflows from the use of these assets. Accordingly, customer relationships are amortized over a useful life of 15 years and trade names are amortized over a useful life of 25 years. The Company’s policy is to amortize intangibles in a manner that reflects the pattern in which the projected net cash inflows to the Company are expected to occur, where such pattern can be reasonably determined, as opposed to the straight-line basis. This method of amortization typically results in a greater portion of the intangible asset being amortized in the earlier years of its useful life.

All of the Company’s amortizable intangible assets, as well as other amortizable or depreciable long-lived assets such as premises and equipment, are subject to impairment testing in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”) when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. A test for recoverability is done by comparing the asset’s carrying value to the sum of the undiscounted future net cash inflows expected to be generated from the use of the asset over its remaining useful life. In accordance with Statement No. 144, impairment exists if the sum of the undiscounted expected future net cash inflows is less than the carrying amount of the asset. Impairment would result in a write-down of the asset to its estimated fair value. The estimated fair values of these assets are based on the discounted present value of the stream of future net cash inflows expected to be derived over their remaining useful lives. If an impairment write-down is recorded, the remaining useful life of the asset will be evaluated to determine whether revision of the remaining amortization or depreciation period is appropriate.

The Company’s nonamortizable intangible assets consist primarily of the international transaction processing rights and brand-related intangibles included in the acquisition of Diners Club International. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. In accordance with Statement No. 142, all of the Company’s nonamortizable intangible assets are subject to a test for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Pursuant to Statement No. 142, if the carrying value of a nonamortizable intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings. In contrast to amortizable intangibles, there is no test for recoverability associated with the impairment test for nonamortizable intangible assets.

Securitization Income. In accordance with Statement No. 140, when beneficial interests in securitized receivables are issued to third-party investors, the Company recognizes a gain on the transfer of the loan receivables. The amount of the gain depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets transferred and the retained interests based upon their relative fair values at the date of the transfer. An interest-only strip receivable is recorded in the consolidated statements of financial condition and represents the contractual right to receive interest and certain other revenue less certain costs, including charge-offs on securitized loans and the interest paid to investors in the securitization transactions (“the excess spread”) from the trust over the estimated life of the securitized loan receivables. The interest-only strip receivable is recorded at its estimated fair value with subsequent changes in fair value recorded in securitization income. The Company estimates the fair value of the interest-only strip receivable based on the present value of expected future cash flows using management’s best estimate of the key assumptions, including forecasted interest yield, loan losses and payment rates, the interest rate paid to investors and a discount rate commensurate with the risks involved. The recognition of securitization income from the actual net excess cash flows accrued is offset in part by the revaluation of the interest-only strip receivable such that the interest-only strip receivable reflects only future excess cash flows. Also included in securitization income is the annual servicing fee the Company receives based on a percentage of the investor interest outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing fee approximates adequate compensation to the Company for performing the servicing. In addition, for securitization transactions completed on or after November 3, 2004, the Company, in accordance with governing securitization documents, allocates portions of discount and interchange revenue to new securitization transactions, which is also recognized as securitization income. Securitization transaction costs are deferred and amortized to securitization income over the life of the related transactions.

Loan Interest and Fee Income. Interest on loans is comprised largely of interest on credit card loans and is recognized based upon the amount of loans outstanding and their contractual interest rate. Interest on credit card loans is included in loan receivables when billed to the cardmember. The Company accrues unbilled interest revenue each month from a cardmember’s billing cycle date to the end of the month. The Company applies an estimate of the percentage of loans that will revolve in the next cycle in the estimation of the accrued unbilled portion of interest revenue that is included in accrued interest receivable on the consolidated statements of financial condition. The Company also applies the same estimate in the valuation of the accrued interest on securitized loans that is included in amounts due from asset securitization. Interest on other loan receivables is accrued monthly and recorded in accrued interest receivable in the consolidated statements of financial condition.

The Company recognizes fees (except annual fees, balance transfer fees and certain product fees) on loan receivables in earnings as the fees are assessed. Annual fees, balance transfer fees and certain product fees are recognized in revenue ratably over the periods to which they relate. Loan fee income consists of fees on credit card loans and includes annual, late, overlimit, returned check, cash advance and other miscellaneous fees and is reflected net of waivers and charge-offs. Balance transfer fees are recorded in loan receivables when billed and accreted to interest income over the life of the related balance. All other fees are included in credit card receivables when billed to credit card loans and accrued interest receivable when billed to other consumer loans. Pursuant to EITF Issue No. 92-5, Amortization Period for Net Deferred Credit Card Origination Costs, direct loan origination costs on credit card loans are deferred and amortized against consumer or commercial loan interest income on a straight-line basis over a one-year period. As of November 30, 2008 and 2007, the remaining unamortized deferred costs related to these items were $24.6 million and $24.4 million, respectively, and are recorded in loan receivables.

The Company accrues interest and fees on loan receivables until the loans are paid or charged off, except in instances of cardmember bankruptcy, death or fraud, where no further interest and fee accruals occur following notification. The Company may, in connection with collection activities, place a loan on non-accrual status. When loan receivables are charged off, unpaid accrued interest and fees are reversed against the income line items in which they were originally recorded in the consolidated and combined statements of income. The Company considers uncollectible interest and fee revenues in assessing the adequacy of the allowance for loan losses.

Discount and Interchange Revenue. The Company earns discount revenue from fees charged to merchants with whom the Company has entered into card acceptance agreements for processing cardholder purchase transactions and acquirer interchange revenue from merchant acquirers on all Discover Network card transactions made by cardholders at merchants with whom merchant acquirers have entered into card acceptance agreements for processing cardholder purchase transactions. Issuer interchange is a fee paid to the card issuing entity as compensation for risk and other operating costs. The Company pays issuer interchange to third-party card issuers that have entered into contractual arrangements to issue cards on the Discover Network. This cost is contractually established and is based on the card issuing entity’s transaction volume. It is recorded at the time the cardholder transaction is captured. The Company earns discount revenue or acquirer interchange from these transactions, net of the issuer interchange cost paid to the card issuing entity.

Cardmember Rewards. The Company offers its cardmembers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain cardmembers a reward equal to a percentage of their purchase amounts based on the type and volume of the cardmember’s purchases. The liability for cardmember rewards, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition, is estimated on an individual cardmember basis and is accumulated as qualified cardmembers make progress toward earning the reward through their ongoing purchase activity. In determining the appropriate liability for cardmember rewards, the Company estimates forfeitures of rewards accumulated but not redeemed based on historical account closure and charge-off experience, actual cardmember purchase activity and the terms of the rewards program. In accordance with EITF Issue No. 00-22, Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, the Company recognizes cardmember rewards cost for both owned loans and securitized loans as a reduction of discount and interchange revenue. For the years ended November 30, 2008, 2007 and 2006, rewards costs, adjusted for estimated forfeitures, amounted to $709.7 million, $721.9 million and $713.6 million, respectively. At November 30, 2008 and 2007, the liability for cardmember rewards, adjusted for estimated forfeitures, was $777.9 and $776.2 million, respectively.

Fee Products. The Company earns revenue related to fees received for marketing credit related ancillary products including debt deferment/debt cancellation contracts and identity theft protection services to cardmembers. The amount of revenue recorded is based on the terms of the agreements and contracts with third-party providers. The Company recognizes this income over the agreement or contract period as earned.

Transaction Processing Revenue. Transaction processing revenue represents fees charged to financial institutions and merchants for processing ATM, debit and point-of-sale transactions over the PULSE Network, as well as various participation and membership fees. Transaction processing revenue is recognized in the consolidated and combined statements of income at the time the transaction is processed. Amounts paid to financial institutions as incentives to enter into contractual arrangements to route their ATM, debit and point-of-sale transactions through the PULSE Network, through which the Company earns transaction processing revenue, are accounted for as an offset to this line item in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Stock-based Compensation. Pursuant to Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“Statement No. 123R”), the Company measures the cost of employee services received in exchange for an award of stock-based compensation based on the grant-date fair value of the award. The cost is recognized over the requisite service period, except for awards granted to retirement-eligible employees, which are fully expensed by the grant date. No compensation cost is recognized for awards that are subsequently forfeited.

Advertising Costs. The Company expenses advertising costs as incurred. Television advertising costs are expensed in the period in which the advertising is first aired. Advertising costs are recorded in marketing and business development.

Income Taxes. Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. See Note 18: Income Taxes for more information about the Company’s income taxes.

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

Financial Instruments Used for Asset and Liability Management. The Company enters into derivative financial instruments, specifically interest rate swaps to manage interest rate risk arising from interest-bearing deposits, and it accounts for such transactions in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“Statement No. 133”). Derivative contracts having positive net fair values, inclusive of net accrued interest receipts or payments, are recorded in other assets. Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in accrued expenses and other liabilities. With regard to such derivatives hedging interest-bearing deposits, changes in both the fair value of the derivatives and the gains or losses on the hedged interest-bearing deposits relating to the risk being hedged are recorded in interest expense and provide offset to one another. Ineffectiveness related to fair value hedges, if any, is recorded in interest expense. To the extent that differences in notional amounts of the derivatives and hedged liabilities arise subsequent to the closing of the transactions, the hedge relationship is de-designated, with the change in the fair value of the derivatives recorded in other income. Basis adjustments to the fair value of the interest-bearing deposits, if any, resulting from a prior hedging relationship which has been de-designated are amortized to interest expense over the lives of the previously hedged interest-bearing deposits using the effective yield method.

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

Translation of Foreign Currencies. Prior to the sale of the Company’s Goldfish business, the financial statements of the Company’s consolidated and combined foreign subsidiaries were translated into U.S. dollars in accordance with GAAP. Assets and liabilities were translated using the exchange rate in effect at each year-end; income and expense amounts were translated using the average exchange rate for the period in which the transactions occurred. The translation gains and losses resulting from the change in exchange rates were reported as a component of accumulated other comprehensive income included in stockholders’ equity. Upon sale of the Goldfish business, cumulative translation gains were reversed from accumulated other comprehensive income and recorded as an offset to the loss on sale of discontinued operations. See Note 3: Discontinued Operations and Note 15: Changes in Accumulated Other Comprehensive Income for more information. At November 30, 2008, the Company has no material foreign subsidiaries.

Recently Issued Accounting Pronouncements

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to align it with the impairment guidance within Statement No. 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. Both standards will now require that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. FSP EITF 99-20-1 will apply to the Company’s certificated retained interests in DCENT and its investments in the credit card asset-backed securities of other issuers. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The application of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). This FSP was issued in advance of the finalization of other proposed amendments to Statement No. 140 and Interpretation No. 46R and requires additional disclosures about transfers of financial assets and about an entity’s involvement with variable interest entities. This FSP is not required to be adopted by the Company until issuance of financial statements for the first reporting period ending after December 15, 2008. Adoption of this FSP affects disclosures only and therefore has no impact on the Company’s financial condition, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). This FSP clarifies the application of Statement No. 157 in an inactive market. The FASB also issued a joint press release with the Office of the Chief Accountant of the SEC on September 30, 2008 that addresses similar guidance to what is contained in FSP FAS 157-3. The guidance in these two releases clarifies that observable transactions in inactive markets may not be indicative of fair value, and in such instances, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates may provide a better estimate of an asset’s fair value. The application of this guidance did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether unvested equity-based awards are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for the Company beginning December 1, 2009 and cannot be adopted early. All prior period earnings per share data presented in financial statements that are issued after the effective date shall be adjusted retrospectively to conform to the new guidance. The adoption of FSP EITF 03-6-1 will not impact the Company’s financial condition, results of operations or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“Statement No. 141R”), which replaces Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement No. 141”) issued in 2001. Whereas its predecessor applied only to business combinations in which control was obtained by transferring consideration, the revised standard applies to all transactions or other events in which one entity obtains control over another. Statement No. 141R defines the acquirer as the entity that obtains control over one or more other businesses and defines the acquisition date as the date the acquirer achieves control. Statement No. 141R requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The revised standard changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and preacquisition contingencies associated with acquired assets and liabilities. Statement No. 141R retains the guidance in Statement No. 141 for identifying and recognizing intangible assets apart from goodwill. The revised standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Thus the Company will be required to apply the provisions of Statement No. 141R to any business acquisition which occurs on or after December 1, 2009, but this standard will have no effect on prior acquisitions.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement No. 158”). As of November 30, 2007, the Company adopted the recognition and disclosure provision of Statement No. 158. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position will be effective for the Company’s fiscal year ending November 30, 2009. The change in measurement date is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

3.	Discontinued Operations

On March 31, 2008, the Company completed the sale of the Goldfish business, previously reported as the International Card segment, to Barclays Bank PLC. The aggregate sale price under the agreement was £35 million (equivalent to approximately $70 million), which was paid in cash at closing.

Assets and liabilities of discontinued operations related to the sale of the Company’s Goldfish business are as follows (dollars in thousands):

November 30, 2007
Assets:
Cash and cash equivalents	$701,628
Loan receivables and other assets	3,224,775

Total assets	3,926,403
Liabilities:
Borrowings	2,925,426
Other liabilities	173,044

Total liabilities	3,098,470

Net assets	$827,933

The following table provides summary financial information for discontinued operations related to the sale of the Company’s Goldfish business (dollars in thousands):

	For the Years Ended November 30,
	2008	2007	2006
Revenues(1)	$130,935	$314,058	$315,850

Income (loss) from discontinued operations(2)	$50,505	$(188,393)	$(85,448)
Impairment loss on goodwill and intangibles(3)	—	(391,119)	—
Loss on the sale of discontinued operations(4)	(225,289)	(1,007)	—

Pretax loss from discontinued operations	(174,784)	(580,519)	(85,448)
Income tax benefit(4)	(39,621)	(204,950)	(29,874)

Loss from discontinued operations, net of tax	$(135,163)	$(375,569)	$(55,574)

(1)	Revenues are the sum of net interest income and other income.
(2)	During the years ended November 30, 2007 and 2006, the Goldfish business incurred $96.7 million and $108.9 million, respectively, of expenses related to transactions with Morgan Stanley, substantially all of which were related to interest expense on borrowings that were repaid in full prior to the Distribution.
(3)	Impairment loss for the year ended November 30, 2007 represents non-cash write-downs of $291.2 million of goodwill and $99.9 million of intangible assets.
(4)	Loss on the sale of discontinued operations for the year ended November 30, 2008 includes a $27.1 million realization of cumulative foreign currency translation adjustments which were previously recorded net of tax. As a result, there is no tax impact for the year ended November 30, 2008 related to the realization of cumulative foreign currency translation adjustments.

4.	Investment Securities

The Company’s investment securities consist of the following (dollars in thousands):

	November 30,
	2008	2007	2006
U.S. Treasury and other U.S. government agency obligations	$16,495	$23,160	$22,838
States and political subdivisions of states	70,290	61,091	41,836
Other securities:
Certificated retained interests in DCENT	981,742	310,861	—
Credit card asset-backed securities of other issuers	85,762	—	—
Asset-backed commercial paper notes	59,586	108,681	—
Other debt and equity securities	14,069	21,646	19,737

Total other securities	1,141,159	441,188	19,737

Total investment securities	$1,227,944	$525,439	$84,411

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At November 30, 2008
Available-for-Sale Investment Securities(1)
Certificated retained interests in DCENT	$1,065,000	$—	$(83,258)	$981,742
Credit card asset-backed securities of other issuers	85,843	627	(708)	85,762
Asset-backed commercial paper notes	59,586	—	—	59,586
Equity securities	816	—	(787)	29

Total available-for-sale investment securities	$1,211,245	$627	$(84,753)	$1,127,119

Held-to-Maturity Investment Securities(2)
U.S. Treasury and other U.S. government agency obligations:
Mortgage-backed securities	$15,449	$379	$—	$15,828
Other(3)	1,046	2	—	1,048

Total U.S. Treasury and other U.S. government agency obligations	16,495	381	—	16,876
States and political subdivisions of states	70,290	93	(17,132)	53,251
Other debt securities(4)	14,040	—	—	14,040

Total held-to-maturity investment securities	$100,825	$474	$(17,132)	$84,167

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At November 30, 2007
Available-for-Sale Investment Securities(1)
Certificated retained interests in DCENT	$315,000	$—	$(4,139)	$310,861
Asset-backed commercial paper notes	108,681	—	—	108,681
Equity securities	2,000	—	(705)	1,295

Total available-for-sale investment securities	$425,681	$—	$(4,844)	$420,837

Held-to-Maturity Investment Securities(2)
U.S. Treasury and other U.S. government agency obligations:
Mortgage-backed securities	$17,230	$192	$(37)	$17,385
Other(3)	5,930	3	—	5,933

Total U.S. Treasury and other U.S. government agency obligations	23,160	195	(37)	23,318
States and political subdivisions of states	61,091	388	(4,379)	57,100
Other debt securities(4)	20,351	—	—	20,351

Total held-to-maturity investment securities	$104,602	$583	$(4,416)	$100,769

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.
(3)	Amounts include $1.0 million and $1.6 million of U.S. Treasury obligations held at the Federal Reserve Bank of Philadelphia at November 30, 2008 and 2007, respectively, that were pledged as collateral for public deposits in excess of FDIC insurance limits.
(4)	Included in other debt securities at November 30, 2008 and 2007 are commercial advances of $11.2 million and $18.7 million, respectively, related to the Company’s Community Reinvestment Act strategies.

Certificated retained interests in DCENT are certificated Class B and Class C notes issued by DCENT, which the Company now holds as other retained beneficial interests. During the years ended November 30, 2008 and 2007, the Company exchanged $750 million and $315 million, respectively, of its seller’s interest in the Discover Card Master Trust I for the issuance of certificated Class B and Class C notes which had the effect of reducing its seller’s interest, a component of loan receivables. For more information on the fair value calculations of these investment securities, see Note 23: Fair Value Disclosures. During the years ended November 30, 2008 and 2007, the Company recorded $79.1 million and $4.1 million, respectively, of gross unrealized losses ($50.1 million and $2.6 million, respectively, net of tax) and no unrealized gains through other comprehensive income on these investment securities.

For the years ended November 30, 2008 and 2007, the Company recorded other-than-temporary impairments of $49.1 million and $11.4 million, respectively, on its investment in the asset-backed commercial paper notes of Golden Key U.S. LLC, which invested in mortgaged-backed securities. These notes had a principal amount of $120.1 million and, as of November 30, 2008, an estimated fair value of $59.6 million. These notes are no longer traded, and as such, fair value of the notes is estimated by management utilizing a valuation analysis, reflecting an estimate of the market value of the assets held by the issuer. The notes were priced to yield 5.40%; however, the Company has not recorded any interest income or discount accretion on these notes. The Company continues to monitor the value of the investment; future valuations may result in further impairment of the Company’s investment. The Company currently expects these notes to be restructured by the issuer sometime in 2009.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of November 30, 2008 and 2007 (dollars in thousands):

	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At November 30, 2008
Available-for-Sale Investment Securities
Certificated retained interests in DCENT	$705,549	$(44,451)	$276,193	$(38,807)
Credit card asset-backed securities of other issuers	$66,192	$(708)	$—	$—
Equity securities	$—	$—	$29	$(787)
Held-to-Maturity Investment Securities
State and political subdivisions of states	$8,715	$(1,285)	$33,293	$(15,847)
At November 30, 2007
Available-for-Sale Investment Securities
Certificated retained interests in DCENT	$310,861	$(4,139)	$—	$—
Equity securities	$1,295	$(705)	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	$36,742	$(3,048)	$8,664	$(1,331)
Mortgage-backed securities	$—	$—	$2,039	$(37)

Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income included in stockholders’ equity. The unrealized losses on the Company’s investments in certificated retained interests in DCENT were mainly the result of a disorderly market for credit card asset-backed securities and are considered to be temporary as no adverse changes in the estimated future cash flows from the certificated retained interests are expected. The Company has the ability and intent to hold these investments until a recovery of fair value occurs, which may be maturity. There were no available-for-sale investment securities sold during the years ended November 30, 2008, 2007 and 2006.

Held-to-maturity investment securities are reported at amortized cost and are securities for which the Company has the positive intent and ability to hold to maturity. The unrealized losses on the Company’s investments in state and political subdivisions are considered to be temporary and the Company has the ability and intent to hold these investments until a recovery of fair value occurs, which may be maturity. During the years ended November 30, 2008, 2007 and 2006, there were no material impairment charges on and no sales of held-to-maturity investment securities.

The Company had no investment securities classified as trading during the years ended November 30, 2008 and 2007.

Maturities and weighted average yields of available-for-sale debt securities and held-to-maturity debt securities at November 30, 2008 are provided in the tables below (dollars in thousands):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale—Amortized Cost(1)
Certificated retained interests in DCENT	$—	$1,065,000	$—	$—	$1,065,000
Credit card asset-backed securities of other issuers	10,459	75,384	—	—	85,843
Asset-backed commercial paper notes	59,586	—	—	—	59,586

Total available-for-sale investment securities	$70,045	$1,140,384	$—	$—	$1,210,429

Held-to-maturity—Amortized Cost(2)
U.S. Treasury and other U.S. government agency obligations	$1,046	$—	$—	$—	$1,046
State and political subdivisions of states	—	—	15,180	55,110	70,290
Mortgage-backed securities	—	—	—	15,449	15,449
Other debt securities	5,662	344	4,279	3,755	14,040

Total held-to-maturity investment securities	$6,708	$344	$19,459	$74,314	$100,825

Available-for-sale—Fair Values(1)
Certificated retained interests in DCENT	$—	$981,742	$—	$—	$981,742
Credit card asset-backed securities of other issuers	10,468	75,294	—	—	85,762
Asset-backed commercial paper notes	59,586	—	—	—	59,586

Total available-for-sale investment securities	$70,054	$1,057,036	$—	$—	$1,127,090

Held-to-maturity—Fair Values(2)
U.S. Treasury and other U.S. government agency obligations	$1,048	$—	$—	$—	$1,048
State and political subdivisions of states	—	—	14,941	38,310	53,251
Mortgage-backed securities	—	—	—	15,828	15,828
Other debt securities	5,662	344	4,279	3,755	14,040

Total held-to-maturity investment securities	$6,710	$344	$19,220	$57,893	$84,167

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale investment securities
Certificated retained interests in DCENT	—	5.03%	—	—	5.03%
Credit card asset-backed securities of other issuers	7.09%	9.59%	—	—	9.28%
Asset-backed commercial paper notes	0.00%	—	—	—	0.00%
Total available-for-sale investment securities	1.06%	5.33%	—	—	5.08%
Held-to-maturity investment securities
U.S. Treasury and other U.S. government agency obligations	0.37%	—	—	—	0.37%
State and political subdivisions of states	—	—	5.03%	4.72%	4.79%
Mortgage-backed securities	—	—	—	5.51%	5.51%
Other debt securities	6.74%	5.71%	6.78%	5.61%	6.42%
Total held-to-maturity investment securities	5.75%	5.71%	5.41%	4.93%	5.08%

The following table presents interest and dividends on investment securities (dollars in thousands):

	For the Years Ended November 30,
	2008	2007	2006
Taxable interest	$45,993	$5,311	$—
Tax exempt interest	$2,489	$2,197	$1,036
Dividends	$69	$180	$180

5.	Loan Receivables

Loan receivables consist of the following (dollars in thousands):

	November 30, 2008	November 30, 2007
Credit card loans:
Discover Card(1)	$23,348,134	$20,345,787
Discover Business Card	466,173	234,136

Total credit card loans	23,814,307	20,579,923
Other consumer loans:
Personal loans	1,028,093	165,528
Student loans	299,929	12,821
Other	74,282	72,845

Total other consumer loans	1,402,304	251,194

Total loan receivables	25,216,611	20,831,117
Allowance for loan losses	(1,374,585)	(759,925)

Net loan receivables	$23,842,026	$20,071,192

(1)	Amounts include $14.8 million and $10.8 million of the Company’s seller’s interest in credit card securitizations at November 30, 2008 and 2007, respectively. See Note 6: Credit Card Securitization Activities for further information.

As of November 30, 2008 and 2007, there was no balance in loans held for sale. Loans held for sale include the amount of credit card receivables necessary to support net new securitization transactions expected to take place in the next three months. Although there was no balance at November 30, 2008 and 2007, there were loans classified as held for sale at various times during 2008 and 2007.

Proceeds from loan sales are as follows (dollars in thousands):

	For the Years Ended November 30,
	2008	2007	2006
Net proceeds from credit card securitizations	$5,562,195	$8,434,488	$7,672,085
Net proceeds from mortgage and installment loan sales	—	102,905	293,979

Net proceeds from loan sales	$5,562,195	$8,537,393	$7,966,064

Activity in the allowance for loan losses is as follows (dollars in thousands):

	For the Years Ended November 30,
	2008	2007	2006
Balance at beginning of year	$759,925	$703,917	$795,722
Additions:
Provision for loan losses	1,595,615	733,887	606,765
Deductions:
Charge-offs	(1,147,240)	(839,092)	(852,636)
Recoveries	166,285	161,213	154,066

Net charge-offs	(980,955)	(677,879)	(698,570)

Balance at end of year	$1,374,585	$759,925	$703,917

Information regarding net charge-offs of interest and fee revenues on credit card loans is as follows (dollars in thousands):

	For the Years Ended November 30,
	2008	2007	2006
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$257,543	$175,383	$175,895
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$108,976	$78,100	$92,110

Information regarding loan receivables that are over 90 days delinquent and accruing interest and loan receivables that are not accruing interest is as follows (dollars in thousands):

	November 30, 2008	November 30, 2007
Loans over 90 days delinquent and accruing interest	$444,324	$271,227
Loans not accruing interest	$173,123	$102,286

Geographical Distribution of Loans

The Company originates credit card and other consumer loans throughout the United States. The loan receivables are predominantly credit card loans. The geographic distribution of the Company’s loan receivables was as follows (dollars in thousands):

	November 30, 2008		November 30, 2007
	Loan Receivables	Percentage of Total	Loan Receivables	Percentage of Total
California	$2,650,647	10.5%	$2,091,029	10.0%
Texas	1,880,272	7.5	1,628,695	7.8
New York	1,638,237	6.5	1,389,500	6.7
Florida	1,636,415	6.5	1,303,160	6.3
Illinois	1,309,687	5.2	1,110,425	5.3
Pennsylvania	1,171,156	4.6	986,965	4.7
Ohio	1,067,503	4.2	912,000	4.4
Michigan	877,944	3.5	769,693	3.7
New Jersey	894,581	3.5	743,108	3.6
Other States	12,090,169	48.0	9,896,542	47.5

Loan receivables	$25,216,611	100.0%	$20,831,117	100.0%

6.	Credit Card Securitization Activities

The Company accesses the term asset securitization market through the Discover Card Master Trust I and, beginning July 26, 2007, DCENT, into which credit card loan receivables generated in the U.S. Card segment are transferred to securitization trusts and from which beneficial interests are issued to investors. The Company continues to own and service the accounts that generate the transferred loan receivables. The Discover Card Master Trust I debt structure consists of Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates and a cash collateral account. DCENT includes up to three classes of securities sold to investors, the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated, classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated classes of notes. These trusts are not subsidiaries of the Company, and as such, are excluded from the consolidated and combined financial statements in accordance with GAAP. The Company’s securitization activities generally qualify as sales under GAAP and accordingly are not treated as secured financing transactions. As such, credit card loan receivables equal to the amount of the investor interests in transferred loan receivables are removed from the consolidated and combined statements of financial condition.

The Company’s retained interests in credit card asset securitizations include an undivided seller’s interest, certain subordinated tranches of notes, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights, the interest-only strip receivable and other retained interests. The undivided seller’s interest is not represented by security certificates and is reported in loan receivables. The Company’s undivided seller’s interest ranks pari passu with investors’ interests in the securitization trusts. The remaining retained interests are subordinate to certain investors’ interests, and as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors of the trusts. Subordinated retained interests represented by a security are recorded in available-for-sale investment securities at amounts that approximate fair value, with changes in the fair value estimates recorded in other comprehensive income. All other subordinated retained interests are recorded in amounts due from asset securitization at amounts that approximate fair value. Changes in the fair value estimates of these other subordinated retained interests are recorded in securitization income.

In addition to changes in fair value estimates, securitization income also includes annual servicing fees received by the Company and excess servicing income earned on the transferred loan receivables from which beneficial interests have been issued. Annual servicing fees are based on a percentage of the monthly investor principal balance outstanding and approximate adequate compensation to the Company for performing the servicing. Accordingly, the Company does not recognize servicing assets or servicing liabilities for these servicing rights. Failure to service the transferred loan receivables in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees.

The following table summarizes the Company’s retained interests in credit card securitizations (dollars in thousands):

	November 30,
	2008	2007
Available-for-sale investment securities	$981,742	$310,861
Loan receivables (seller’s interest)(1)	14,831,938	10,838,712
Amounts due from asset securitization:
Cash collateral accounts	1,121,447	1,628,907
Accrued interest receivable	473,694	549,128
Interest-only strip receivable	300,120	400,313
Other subordinated retained interests—distributions rcvbl	315,823	409,434
Other coupon adj	22,516	53,433

Amounts due from asset securitization	2,233,600	3,041,215

Total retained interests	$18,047,280	$14,190,788

(1)	Loan receivables net of allowance for loan losses were $14.0 billion and $10.5 billion at November 30, 2008 and 2007, respectively.

The Company’s retained interests are subject to credit, payment and interest rate risks on the transferred credit card receivables. To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause the Company to sustain a loss of one or more of its retained interests and could prompt the need for the Company to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. The Company refers to this as the “economic early amortization” feature. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges billed, certain fee assessments, allocations of discount and interchange, and recoveries on charged off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive a contractual rate of return and the Company is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are paid to the Company and recorded as excess spread, included in securitization income on the Company’s consolidated and combined statements of income. An excess spread of less than 0% for a contractually specified period, generally a three-month average, would trigger an economic early amortization event. Once the excess spread falls below 0%, the receivables that would have been subsequently purchased by the trust from the Company will instead continue to be recognized on the Company’s statement of financial condition since the cash flows generated in the trust would be used to repay principal to investors. Such an event could result in the Company incurring losses related to its subordinated retained interests, including amounts due from asset securitization and available-for-sale investment securities. The investors and the securitization trusts have no recourse to the Company’s other assets for a shortage in cash flows.

Another feature, which is applicable only to the notes issued from DCENT, is one in which excess cash flows generated by the transferred loan receivables are held at the trust for the benefit of the investors, rather than paid to the Company. This reserve account funding is triggered when DCENT’s three month average excess spread rate decreases to below 4.50% with increasing funding requirements as excess spread levels decline below preset levels to 0%. Similar to economic early amortization, this feature also is designed to protect the investors’ interests from loss.

In addition to performance measures associated with the transferred credit card loan receivables, there are other events or conditions which could trigger an early amortization event. As of November 30, 2008, no economic or other early amortization events have occurred. In addition, excess spread rates have been in excess of levels which would require excess cash flows to be held at the trust and not paid to the Company.

The table below provides information concerning investor interest and related excess spreads at November 30, 2008 (dollars in thousands):

	Investor Interest	# of Series Outstanding	3-Month Rolling Average Excess Spread
Interchange series(1)	$14,905,269	17	7.31%
Non-interchange series	2,789,475	3	4.14%

Discover Card Master Trust I	17,694,744	20	4.14%
Discover Card Execution Note Trust(1)	7,865,000	20	6.49%

Total Company	$25,559,744	40

(1)	Discover Card Master Trust I certificates issued on or after November 4, 2004 and all notes issued by DCENT include cash flows derived from discount and interchange revenue earned by Discover Bank.

During the years ended November 30, 2008, 2007 and 2006, the Company recognized a net revaluation of its subordinated retained interests, principally the interest-only strip receivable, consisting of losses of $119.3 million and gains of $51.3 million and $156.6 million, respectively, in securitization income in the consolidated and combined statements of income. Included in this amount was $71.9 million, $122.9 million, and $96.7 million, respectively, of initial gains on new securitization transactions, net of issuance discounts, as applicable.

The following table summarizes certain cash flows information related to the securitized pool of loan receivables (dollars in millions):

	For the Years Ended November 30,
	2008	2007	2006
Proceeds from third-party investors in new credit card securitizations	$5,562	$8,434	$7,672
Proceeds from collections reinvested in previous credit card securitizations	$57,495	$58,843	$56,961
Contractual servicing fees received	$556	$534	$504
Cash flows received from retained interests	$2,777	$2,435	$2,276
Purchases of previously transferred credit card receivables (securitization maturities)	$7,739	$6,474	$6,528

Key economic assumptions used in measuring the fair value of the interest-only strip receivable at the date of securitization that resulted from credit card securitizations completed were as follows:

	For the Years Ended November 30,
	2008	2007
Weighted average life (in months)	3.0 – 5.1	4.7 – 5.0
Payment rate (rate per month)	18.85% – 19.80%	20.06% – 20.92%
Principal charge-offs (rate per annum)	5.10% – 5.65%	4.17% – 4.38%
Discount rate (rate per annum)	12.00%	11.00%

Key economic assumptions and the sensitivity of the reported fair value of the interest-only strip receivable to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

	November 30,
	2008	2007
Interest-only receivable strip (carrying amount/fair value)	$300	$400
Weighted average life (in months)	4.6	4.4
Weighted average payment rate (rate per month)	18.52%	19.97%
Impact on fair value of 10% adverse change	$(21)	$(29)
Impact on fair value of 20% adverse change	$(39)	$(54)
Weighted average principal charge-offs (rate per annum)	6.83%	4.56%
Impact on fair value of 10% adverse change	$(55)	$(41)
Impact on fair value of 20% adverse change	$(110)	$(81)
Weighted average discount rate (rate per annum)	12.50%	12.00%
Impact on fair value of 10% adverse change	$(1)	$(2)
Impact on fair value of 20% adverse change	$(3)	$(4)

The sensitivity of the reported fair value of the cash collateral accounts at November 30, 2008 to immediate 10% and 20% adverse changes in the assumed discount rate of 2.59% was $6.5 million and $12.9 million, respectively. The sensitivity of the reported fair value of cash collateral accounts at November 30, 2007 to immediate 10% and 20% adverse changes in the assumed discount rate of 4.67% was $14.0 million and $27.7 million, respectively.

The sensitivity analyses of the interest-only strip receivable and the cash collateral accounts are hypothetical and should be used with caution. Changes in fair value based on a 10% or 20% variation in an assumption generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the interest-only strip receivable is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower payments and increased charge-offs), which might magnify or counteract the sensitivities. In addition, the sensitivity analyses do not consider any corrective action that the Company may take to mitigate the impact of any adverse changes in the key assumptions.

The table below presents quantitative information about delinquencies, net principal charge-offs and components of managed credit card loans, including securitized loans (dollars in millions):

	November 30, 2008		For the Year Ended November 30, 2008
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Charge-offs
Managed credit card loans	$49,693	$2,317	$48,230	$2,446
Less: Securitized credit card loans	25,879	1,234	27,663	1,473

Owned credit card loans	$23,814	$1,083	$20,567	$973

	November 30, 2007		For the Year Ended November 30, 2007
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Charge-offs
Managed credit card loans	$47,929	$1,720	$46,812	$1,797
Less: Securitized credit card loans	27,349	1,044	26,966	1,120

Owned credit card loans	$20,580	$676	$19,846	$677

7.	Premises and Equipment

A summary of premises and equipment, net is as follows (dollars in thousands):

	November 30,
	2008	2007
Land	$43,201	$43,201
Buildings and improvements	510,302	510,266
Capitalized equipment leases	7,924	7,924
Furniture, fixtures and equipment	490,178	458,652
Software	250,376	227,975

Premises and equipment	1,301,981	1,248,018
Less: Accumulated depreciation	(550,582)	(498,566)
Less: Accumulated amortization of software	(198,897)	(174,223)

Premises and equipment, net	$552,502	$575,229

Depreciation expense, including amortization of assets recorded under capital leases, was $75.8 million, $81.6 million and $83.9 million for the years ended November 30, 2008, 2007 and 2006, respectively. Amortization expense on capitalized software was $24.7 million, $27.1 million and $24.2 million for the years ended November 30, 2008, 2007 and 2006, respectively.

8.	Business Combinations

On June 30, 2008, the Company purchased Diners Club for $168 million in cash from Citibank, N.A. The Company acquired the Diners Club brand, trademarks, employees, and license agreements. The Diners Club network has 49 network licensees that issue Diners Club cards and that maintain an acceptance network consisting of merchant and cash access locations in 185 countries. Discover is not issuing cards or extending consumer credit in international markets as a result of the transaction. Diners Club is included in the Company’s Third-Party Payments segment. Since the acquisition date, the results of operations and cash flows of Diners Club have been included in the Company’s consolidated results of operations and cash flows, although no pro forma data is provided as the impact of the Diners Club acquisition was not significant to the Company’s consolidated results of operations or cash flows.

The Company allocated $20.4 million of the purchase price to tangible net assets acquired based on their fair values at June 30, 2008 and $151.0 million to identified intangible assets. These intangible assets consist of the international transaction processing rights and brand-related intangibles. International transaction processing rights relate to the revenue stream Diners Club receives for cross border processing activities related to the acceptance of Diners Club cards. Trade name intangibles relate to the licensing of the use of the Diners Club name and brand to various financial institutions around the world which then allows participants to issue Diners Club branded charge card products. These intangible assets are deemed to have indefinite useful lives and are therefore not subject to amortization.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the Diners Club acquisition (dollars in thousands):

At June 30, 2008
Trade name intangibles	$127,980
International transaction processing rights	23,047

Total intangible assets	151,027
Other assets	91,674

Total assets acquired	242,701
Total liabilities assumed	71,322

Net assets acquired	$171,379

9.	Goodwill and Other Intangible Assets

Goodwill

As of November 30, 2008 and 2007, the Company had goodwill of $255.4 million recorded in connection with its acquisition of PULSE in January 2005, which was allocated to the Third-Party Payments segment. Subsequent to the acquisition date, no adjustments have been made to the Company’s goodwill balance.

Other Intangible Assets

The Company’s amortizable intangible assets consist primarily of acquired customer relationships and trade name intangibles recognized in the acquisition of PULSE in January 2005, and its non-amortizable intangible assets consist of international transaction processing rights and trade name intangibles recognized in the acquisition of Diners Club in June 2008. Acquired customer relationships consist of those relationships in existence between PULSE and the numerous financial institutions that participate in its network, as valued at the date of the Company’s acquisition of PULSE. For more information on the nature of the intangibles recognized in the Company’s acquisition of Diners Club, see Note 8: Business Combinations.

The following table summarizes the Company’s other intangible assets (dollars in thousands):

	Weighted Average Amortization Period	November 30, 2008			November 30, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15 years	$69,400	$24,056	$45,344	$69,400	$16,888	$52,512
Trade name and other	25 years	7,700	752	6,948	7,700	443	7,257

Total amortizable intangible assets		77,100	24,808	52,292	77,100	17,331	59,769
Non-amortizable intangible assets:
Trade name	N/A	127,980	—	127,980	—	—	—
International transaction processing rights	N/A	23,047	—	23,047	—	—	—

Total non-amortizable intangible assets		151,027	—	151,027	—	—	—

Total intangible assets		$228,127	$24,808	$203,319	$77,100	$17,331	$59,769

Amortization expense related to the Company’s intangible assets was $7.5 million, $6.7 million and $5.2 million for the years ended November 30, 2008, 2007 and 2006, respectively.

The following table presents expected intangible asset amortization expense for the next five years based on intangible assets at November 30, 2008 (dollars in thousands):

Year	Amount
2009	$7,683
2010	$6,662
2011	$6,576
2012	$5,742
2013	$4,770

10.	Deposits

The Company’s deposits consist of brokered and direct certificates of deposits, money market deposit accounts, and, to a lesser degree, deposits payable upon demand. Brokered certificates of deposit are issued and distributed through several wealth management firms, one of which is Morgan Stanley. These wealth management firms distribute certificates of deposit both through their own clients and other wealth management firms and brokers known as a “selling group.” As of November 30, 2008, $11.7 billion of the Company’s certificates of deposit had been distributed through Morgan Stanley and its selling group.

A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	November 30,
	2008	2007
Certificates of deposit in amounts less than $100,000(1)	$22,083,962	$19,385,024
Certificates of deposit in amounts of $100,000(1) or greater	1,808,320	775,717
Savings deposits, including money market deposit accounts	4,559,864	4,482,776

Total interest-bearing deposits	$28,452,146	$24,643,517

Average annual interest rate	4.67%	5.18%

(1)	Represents the basic insurance amount covered by the FDIC. Effective October 23, 2008, the United States Congress temporarily increased FDIC deposit insurance to $250,000 through December 31, 2009.

At November 30, 2008, certificates of deposit maturing over the next five years and thereafter were as follows (dollars in thousands):

Year	Amount
2009	$7,660,083
2010	$5,783,836
2011	$2,873,456
2012	$2,626,814
2013	$3,305,914
Thereafter(1)	$1,642,179

(1)	Includes certificates of deposits which may be called by the Company prior to their contractual maturity at specific intervals of time.

In connection with related party transactions with the Company’s former parent company, Morgan Stanley, the Company recorded $16.2 million and $27.6 million in interest expense for the years ended November 30, 2007 and 2006, respectively. These amounts related to amortization of commissions on brokered deposits. The

Company also recorded servicing and administrative fees related to the Company’s participation in the Morgan Stanley Global Wealth Management Bank Deposit Program of $19.4 million and $11.0 million during the years ended November 30, 2007 and 2006, respectively.

11.	Short-Term Borrowings

Short-term borrowings consist of term and overnight Federal Funds purchased and other short-term borrowings with original maturities less than one year. The following table identifies the balances and weighted average interest rates on short-term borrowings outstanding at period end (dollars in thousands):

	November 30, 2008		November 30, 2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overnight Federal Funds purchased	$—	—	$250,000	4.68%
Term Federal Funds purchased(1)	500,000	0.60%	—	—

Total short-term borrowings	$500,000	0.60%	$250,000	4.68%

(1)	Term Federal Funds purchased consist of amounts borrowed under the Federal Reserve’s Term Auction Facility. The Company was required to pledge $667 million of loan receivables against this borrowing.

The following table identifies the interest expense paid on short-term borrowings (dollars in thousands):

	For the Years Ended November 30,
	2008	2007	2006
Overnight Federal Funds purchased	$136	$29,840	$15,187
Term Federal Funds purchased	207	23,463	18,534
Other short-term borrowings	—	36,016	83,741

Total interest expense on short-term borrowings	$343	$89,319	$117,462

In connection with related party transactions with the Company’s former parent company, Morgan Stanley, the Company recorded $65.5 million and $106.5 million in interest expense for the years ended November 30, 2007 and 2006, respectively. Prior to the Distribution, the Company repaid all outstanding balances with Morgan Stanley.

12.	Long-Term Borrowings

Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in thousands):

	November 30, 2008		November 30, 2007		Interest Rate Terms	Maturity
Funding source	Outstanding	Interest Rate	Outstanding	Interest Rate
Bank notes	$249,977	2.54%	$249,856	5.03%	3-month LIBOR(1) + 15 basis points Commercial paper rate	February 2009
Secured borrowings	682,456	3.05%	1,080,063	5.67%	+ 50 basis points	December 2010(2)
Unsecured borrowings(3):
Floating rate senior notes	400,000	3.35%	400,000	6.23%	3-month LIBOR + 53 basis points	June 2010
Fixed rate senior notes	399,304	6.45%	399,222	6.45%	6.45% fixed	June 2017

Total unsecured borrowings	799,304		799,222
Capital lease obligations	3,646	6.26%	4,952	6.26%	6.26% fixed	various

Total long-term borrowings	$1,735,383		$2,134,093

(1)	London Interbank Offered Rate (“LIBOR”).
(2)	Repayment is dependent upon the available balances of the cash collateral accounts at the various maturities of underlying securitization transactions, with final maturity in December 2010.
(3)	Unsecured borrowings are debt owed exclusively by the Parent Company. See Note 26: Parent Company Condensed Financial Information for more information about the Parent Company’s financial condition, results of operations and cash flows.

Maturities. Long-term borrowings had the following maturities at November 30, 2008 (dollars in thousands):

	Discover Financial Services (Consolidated)	Discover Financial Services (Parent Company Only)
Due in 2009	$405,578	$—
Due in 2010	623,410	400,000
Due in 2011	307,091	—
Due in 2012	—	—
Due in 2013	—	—
Thereafter	399,304	399,304

Total	$1,735,383	$799,304

In connection with related party transactions with the Company’s former parent company, Morgan Stanley, the Company recorded $14.9 million and $34.8 million in interest expense related to long-term borrowings for the years ended November 30, 2007 and 2006, respectively. Prior to the Distribution, the Company repaid all outstanding balances with Morgan Stanley.

The Company entered into a 59-month $2.5 billion unsecured credit agreement that became effective July 2, 2007. The credit agreement provides for a revolving credit commitment of up to $2.5 billion (of which the Company may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). As of November 30, 2008, the available credit under the credit agreement had been reduced to $2.4 billion and the Company had no outstanding balances due under the facility. The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate,

LIBOR, the EURIBOR or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitment may be terminated upon an event of default.

13.	Stock-Based Compensation Plans

In connection with the Distribution, the Company adopted three stock-based compensation plans: the Discover Financial Services Omnibus Incentive Plan, the Discover Financial Services Directors’ Compensation Plan and the Discover Financial Services Employee Stock Purchase Plan.

Omnibus Incentive Plan. The Discover Financial Services Omnibus Incentive Plan (“Omnibus Plan”), which is stockholder-approved, provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock-based and/or cash awards (collectively, “Awards”). The total number of shares that may be granted is 45 million shares, subject to adjustments for certain transactions as described in the Omnibus Plan document. Shares granted under the Omnibus Plan may be authorized but unissued shares or treasury shares that the Company acquires in the open market, in private transactions or otherwise.

Option awards are generally granted with an exercise price equal to the fair market value of one Discover share at the date of grant; these types of awards expire ten years from the grant date and may be subject to restrictions on transfer, vesting requirements, which are set at the discretion of the Compensation Committee of the Board of Directors, or cancellation under specified circumstances. Stock awards also may be subject to similar restrictions determined at the time of grant under this plan. Certain option and stock awards provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan).

Directors’ Compensation Plan. The Discover Financial Services Directors’ Compensation Plan (the “Directors’ Compensation Plan”), which is stockholder-approved, permits the grant of RSUs to non-employee directors. The total number of units available for grant under the Directors’ Compensation Plan equals the excess, if any, of (i) 500,000 shares over (ii) the sum of (a) the number of shares subject to outstanding awards granted under the Directors’ Compensation Plan and (b) the number of shares previously issued pursuant to the Directors’ Compensation Plan. Shares of stock that are issuable pursuant to the awards granted under the Directors’ Compensation Plan may be authorized but unissued shares, treasury shares or shares that the Company acquires in the open market.

A person that became an eligible director prior to December 31, 2007 was entitled to receive a number of RSUs equal to the number obtained by dividing $350,000 by the fair market value of a share of stock on the date of grant. However, if such person was elected or appointed as a director after the date of the Distribution but before December 31, 2007, this initial award was prorated for the two-year period following the Distribution. Subsequent awards for eligible directors are obtained by dividing $125,000 by the fair market value of a share of stock on the date of grant. The initial RSUs will be subject to a restriction period whereby 50% of such units shall vest on the first anniversary of the date of grant and the remaining units shall vest on the second anniversary of the date of grant. Subsequent awards will be subject to a restriction period whereby 100% of such units shall vest on the first anniversary of the date of grant.

Employee Stock Purchase Plan. Prior to the Distribution, employees of the Company were allowed to purchase shares of Morgan Stanley common stock at a 15% discount from market value through Morgan Stanley’s Employee Stock Purchase Plan (“ESPP”). The Company expensed the 15% discount associated with the ESPP. The Company adopted the Discover Financial Services Employee Stock Purchase Plan in connection with the Distribution, but did not implement the plan in 2007. The Company’s ESPP became effective

May 1, 2008, and allows eligible employees to purchase DFS common stock at a 5% discount from market value. The total number of shares that may be granted under ESPP is 3 million shares. The Company’s ESPP is considered noncompensatory for accounting purposes and accordingly, no expense was recorded in the consolidated statement of operations during 2008.

Impact of Distribution on Stock-Based Awards Granted Under Morgan Stanley Plans. Prior to the Distribution, all employee stock-based compensation awards were granted by Morgan Stanley. Participation by Discover employees in the Morgan Stanley Employee Stock Purchase Plan ceased in connection with the Distribution. In addition, at the time of the Distribution, 270 individual holders of Morgan Stanley RSUs and options who were current employees of Discover had their awards converted into newly issued Company RSUs and options pursuant to a formula that was intended to preserve the intrinsic value of the pre-Distribution RSUs and options. The Company’s stock-based compensation awards issued upon completion of the conversion of existing Morgan Stanley equity awards into Discover equity awards on June 30, 2007 and the related weighted-average grant-date fair value is presented below:

Shares Converted upon Distribution	Number of Shares	Weighted- Average Grant Date Fair Value(1)
Stock options	5,223,738	$11.33
Restricted stock units	3,832,871	$20.14

(1)	For stock options, amount includes incremental cost related to the modification of awards upon conversion (see discussion below for further details).

The conversion of all existing Morgan Stanley stock-based compensation awards into Discover awards was considered a modification of these awards in accordance with Statement No. 123R. As a result, Discover compared the fair value of the stock option award immediately prior to the Distribution to the fair value of the award immediately after the Distribution to measure the incremental compensation cost. This resulted in the recognition of a one-time incremental expense of $1.3 million, which was recorded during the year ended November 30, 2007.

The cost associated with participation in the Morgan Stanley stock-based compensation programs was historically recorded by the Company in employee compensation and benefits expense. The Company’s compensation expense in periods prior to the Distribution reflects the adoption by Morgan Stanley of the fair value method of accounting for stock-based payments under Statement No. 123R using the modified prospective approach as of December 1, 2004. Additionally, based on interpretive guidance related to Statement No. 123R, in the first quarter of 2006, Morgan Stanley changed its accounting policy for expensing the cost of anticipated 2006 year-end stock-based awards that were granted to retirement-eligible employees in the first quarter of 2007. Effective December 1, 2005, Morgan Stanley began accruing the estimated cost of these awards over the course of the current year rather than expensing the awards on the date of grant. Allocations made to the Company in periods prior to the Distribution reflect this change.

Stock-Based Compensation. The following tables detail the compensation cost, net of forfeitures, related to each of the above plans, as well as those costs (in thousands) allocated by Morgan Stanley prior to the Distribution:

	For the Years Ended November 30,
	2008	2007	2006 (1)
Restricted stock units	$73,020	$41,865	$27,729
Stock options	1,084	3,028	2,873
Employee stock purchase plan	—	540	716

Total stock-based compensation expense	$74,104	$45,433	$31,318

Income tax benefit from stock-based compensation expense	$27,874	$16,775	$10,881

(1)	Includes $7.1 million of accrued stock-based compensation expense for Morgan Stanley equity awards granted to the Company’s retirement-eligible employees in December 2005.

On July 2, 2007, the Company issued “Founder’s Grants” of RSUs to certain directors, executive officers and employees of the Company in the aggregate amount of $134.1 million which are subject to various vesting terms of up to four years. In connection with these awards, the Company recognized expense of $53.2 million and $23.5 million, net of estimated forfeitures, for the years ended November 30, 2008 and November 30, 2007 respectively.

Stock Option Activity. The following table sets forth the activity concerning stock option activity during the year ended November 30, 2008:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at November 30, 2007	5,142,113	$19.50	5.20	$2,850
Granted	—
Exercised	(137,758)	$10.01
Expired	(445,207)	$20.32

Options outstanding at November 30, 2008	4,559,148	$19.71	4.17	—

Vested and expected to vest at November 30, 2008	4,556,671	$19.71	4.17	—
Options exercisable at November 30, 2008	4,027,734	$19.39	3.87	—

Cash received from the exercise of stock options was $1.4 million and the income tax benefit realized from the exercise of stock options was $0.3 million for the year ended November 30, 2008. For the year ended November 30, 2008, the total intrinsic value of stock options exercised was $0.7 million and the fair value of stock options vested was $5.3 million. From July 2, 2007 to November 30, 2007, the period subsequent to the Distribution, the total intrinsic value of stock options exercised was $0.9 million and no options vested during this period. As of November 30, 2008, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options granted under the Company’s Omnibus Plan. The cost is expected to be recognized over a total period of 1.5 years and a weighted-average period of 0.32 years.

The Company utilizes the Black-Scholes pricing model to estimate the fair value of each option as of its date of grant. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Prior to the Distribution, the expected option life of stock options and the expected dividend yield of stock were determined based upon Morgan Stanley’s historical experience. Also, prior to the Distribution, the expected stock price volatility had been determined based upon Morgan Stanley’s historical stock price data over a time period similar to the expected option life. The risk-free interest rate is based on U.S. Treasury Strips with a remaining term equal to the expected life assumed at the date of grant. These assumptions are not necessarily indicative of future assumptions or experience. No stock options have been granted by the Company since the Distribution.

Restricted Stock Unit Activity. The following table sets forth the activity concerning vested and unvested RSUs during the year ended November 30, 2008.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at November 30, 2007	8,239,274	$24.80
Granted	723,045	$15.96
Conversions to common stock	(1,424,885)	$24.42
Forfeited	(191,841)	$27.20

Restricted stock units at November 30, 2008	7,345,593	$23.93

The following table sets forth the activity concerning unvested RSUs during the year ended November 30, 2008:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units at November 30, 2007(1)	6,911,450	$25.74
Granted	723,045	$15.96
Vested	(2,367,091)	$23.39

Forfeited	(191,841)	$27.20

Unvested restricted stock units at November 30, 2008	5,075,563	$25.39

(1)	Unvested restricted stock units represent awards where recipients have yet to satisfy either explicit vesting terms or retirement-eligibility requirements.

Compensation cost associated with restricted stock units is determined based on the number of units granted and the fair value on the date of grant. For the year ended November 30, 2008, the total intrinsic value of RSUs converted to common stock was $21.4 million and the total grant date fair value of RSUs vested was $55.4 million. From July 2, 2007 to November 30, 2007, the period subsequent to the Distribution, the total intrinsic value of RSUs converted to common stock was $6.2 million and the total grant date fair value of RSUs vested was $0.4 million. As of November 30, 2008, there was $52.9 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a total period of 3.9 years and a weighted-average period of 1.2 years.

14.	Employee Benefit Plans

The Company sponsors the Discover Financial Services Pension Plan for eligible employees in the U.S., which is a non-contributory defined benefit plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”). The Company also sponsors an unfunded supplementary plan (the “Supplemental Plan”) that covers certain executives. The Company also sponsors the Discover Financial Services 401(k) Plan (the “Discover 401(k) Plan”) for its eligible U.S. employees. The following discussion summarizes these plans.

Defined Benefit Pension Curtailment. On September 26, 2008, the Company authorized the amendment of the Qualified Plan and the Supplemental Plan to discontinue the accrual of future benefits in the Qualified Plan and the Supplemental Plan. These amendments, which were communicated to employees on October 8, 2008 and are effective December 31, 2008, were considered a curtailment and resulted in the acceleration of a deferred benefit that resulted from a 2004 change in the Qualified Plan. As a result, the Company recognized a non-cash pretax credit of $38.9 million in the fourth quarter of 2008, which was recorded as a reduction to employee compensation and benefits expense. In connection with these changes, the Company has redesigned its 401(k) Plan with enhanced benefit features which will become effective in January 2009. Beginning in 2009, it is anticipated that the increased expense associated with the redesigned 401(k) Plan will be substantially offset by a reduction in the ongoing expense associated with the amended pension plans.

The curtailment calculation below reflects the freezing of benefit accruals under the pension plan effective December 31, 2008. The following table presents the impact of the pension curtailment on the fair value of plan assets, funded status and accumulated contributions in excess of net periodic costs as of November 30, 2008 (dollars in thousands):

	Before curtailment	Effect of curtailment	After curtailment
Accumulated benefit obligation	$(255,541)	$—	$(255,541)
Projected benefit obligation	$(269,438)	$13,897	$(255,541)
Fair value of plan assets	$324,637	$—	$324,637
Funded status	$55,199	$13,897	$69,096
Unrecognized prior service costs	(38,608)	38,891	284
Unrecognized (gain)/loss	39,249	(13,897)	25,352

Accumulated contributions in excess of net periodic benefit cost	$55,840	$38,891	$94,732

Defined Benefit Pension and Other Postretirement Plans. The Qualified and Supplemental Plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. For the Qualified Plan, the Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). For the Supplemental Plan, the Company’s policy is to fund benefits when amounts are paid to the beneficiaries. The Company uses a measurement date of September 30 to calculate obligations under its pension and postretirement plans. Pursuant to the implementation of Statement No. 158, the Company will be adopting the change in measurement date provisions for the fiscal year ending November 30, 2009. The Company also participates in an unfunded postretirement benefit plan that provides medical and life insurance for eligible U.S. retirees and their dependents. All information related to pensions in this footnote is presented on an aggregate basis, unless otherwise specified.

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

Net Periodic Benefit Cost. Net periodic benefit cost expensed by the Company included the following components (dollars in thousands):

	Pension			Postretirement
	For the Years Ended November 30,			For the Years Ended November 30,
	2008	2007	2006	2008	2007	2006
Service cost, benefits earned during the period	$16,825	$18,427	$20,093	$1,075	$1,097	$1,441
Interest cost on projected benefit obligation	19,991	19,389	18,340	1,444	1,310	1,437
Expected return on plan assets	(24,037)	(22,665)	(20,648)	—	—	—
Net amortization	(2,239)	641	4,082	(465)	(552)	(374)
Net settlements and curtailments	(38,891)	60	—	—	—	—

Net periodic benefit cost	$(28,351)	$15,852	$21,867	$2,054	$1,855	$2,504

Accumulated Other Comprehensive Income. Pretax amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost consist of (dollars in thousands):

	Pension	Postretirement
Prior service credit (cost)	$(284)	$33
Net (loss) gain	(25,551)	4,698

Total	$(25,835)	$4,731

The estimated portion of the prior service credit and net loss above that is expected to be recognized as a component of net periodic benefit cost in 2009 is shown below (dollars in thousands):

	Pension	Postretirement
Prior service credit (cost)	$27	$3
Net (loss) gain	(17)	147

Total	$10	$150

Benefit Obligations and Funded Status. The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets as well as a summary of the Company’s funded status (dollars in thousands):

	Pension		Postretirement
	For the Years Ended November 30,		For the Years Ended November 30,
	2008	2007	2008	2007
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$320,188	$337,485	$23,572	$22,604
Service cost	16,825	18,427	1,075	1,097
Interest cost	19,991	19,389	1,444	1,310
Actuarial (gain) loss	(71,871)	(37,780)	(4,856)	23
Curtailments	(13,897)	—	—	—
Settlements	—	(240)	—	—
Plan amendments	284	—	—	—
Benefits paid	(15,106)	(17,093)	(831)	(1,462)

Benefit obligation at end of year	$256,414	$320,188	$20,404	$23,572

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$364,532	$340,517	$—	$—
Actual return on plan assets	(24,817)	19,750	—	—
Employer contributions	28	21,599	831	1,462
Settlements	—	(241)	—	—
Benefits paid	(15,106)	(17,093)	(831)	(1,462)

Fair value of plan assets at end of year	$324,637	$364,532	$—	$—

Funded and unfunded status:
Funded status	$68,223	$44,344	$(20,404)	$(23,572)
Amount contributed to plan after measurement date	—	—	141	—

Net amount recognized	$68,223	$44,344	$(20,263)	$(23,572)

Amounts recognized in the consolidated and combined statement of financial condition consist of:
Other assets	$69,096	$45,190	$—	$—
Accrued expenses and other liabilities	(873)	(846)	(20,263)	(23,572)

Net amount recognized	$68,223	$44,344	$(20,263)	$(23,572)

The accumulated benefit obligation for all defined benefit pension plans was $256.4 million and $301.5 million at November 30, 2008 and 2007, respectively.

The following table contains information for the Supplemental Plan, which is the only pension plan with projected benefit obligations and accumulated benefit obligation in excess of the fair value of plan assets (dollars in thousands):

	November 30,
	2008	2007
Projected benefit obligation	$873	$846
Accumulated benefit obligation	$872	$843
Fair value of plan assets	$—	$—

Assumptions. The following table presents the assumptions used to determine benefit obligations:

	Pension		Postretirement
	For the Years Ended November 30,		For the Years Ended November 30,
	2008	2007	2008	2007
Discount rate	8.08%	6.36%	8.08%	6.36%
Rate of future compensation increases	4.53%	4.53%	N/A	N/A

The following table presents the assumptions used to determine net periodic benefit cost:

	Pension			Postretirement
	For the Years Ended November 30,			For the Years Ended November 30,
	2008	2007	2006	2008	2007	2006
Discount rate	6.36%	5.97%	5.75%	6.36%	5.97%	5.75%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%	N/A	N/A	N/A
Rate of future compensation increases	4.53%	4.10%	4.16%	N/A	N/A	N/A

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

The following table presents assumed health care cost trend rates used to determine the postretirement benefit obligations:

	For the Years Ended November 30,
	2008	2007
Health care cost trend rate assumed for next year:
Medical	7.00% –8.00%	8.33% –8.61%
Prescription	10.00%	11.11%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2012

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$20	$(17)
Effect on postretirement benefit obligation	$341	$(302)

Qualified Plan Assets. The asset allocation for the Qualified Plan at November 30, 2008 and November 30, 2007 and the targeted asset allocation for 2009 by asset class is as follows:

	For the Years Ended November 30,
	2009 Target	2008	2007
Equity securities	35.0%	38.0%	44.5%
Fixed income securities	65.0	60.9	54.1
Other—primarily cash	0.0	1.1	1.4

Total	100.0%	100.0%	100.0%

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

Cash Flows. The Company expects to contribute approximately $1.9 million to its pension and postretirement benefit plans in 2009 based upon their current funded status and expected asset return assumptions for 2009, as applicable.

Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five years and in aggregate for the years thereafter are as follows (dollars in thousands):

	Pension	Postretirement
2009	$12,233	$1,694
2010	$11,451	$1,800
2011	$12,434	$1,907
2012	$13,357	$1,914
2013	$14,708	$1,929
Following five years thereafter	$83,027	$11,384

Discover 401(k) Awards. Eligible U.S. employees of the Company receive 401(k) matching contributions under the Discover 401(k) Plan. Prior to the Distribution, eligible U.S. employees of Discover participated in the Morgan Stanley 401(k) Plan, which included 401(k) matching contributions to eligible employees. The pretax expense associated with the 401(k) match related to the Company’s employees for the years ended November 30, 2008, 2007 and 2006 was $15.4 million, $17.0 million, and $14.8 million, respectively.

15.	Changes in Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Adjustments Related to Pension and Other Post Retirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at November 30, 2005	$228	$45,229	$(237)	$45,220
Net unrealized losses on investment securities, net of tax(1)	(25)			(25)
Foreign currency translation, net of tax(2)		84,755		84,755
Minimum pension liability adjustment, net of tax(3)			36	36

Balance at November 30, 2006	203	129,984	(201)	129,986
Net unrealized losses on investment securities, net of tax(1)	(3,264)			(3,264)
Foreign currency translation, net of tax(2)		(81,626)		(81,626)
Minimum pension liability adjustment, net of tax(3)			69	69
Adoption of FASB Statement No. 158, net of tax of $7,654(4)			(13,133)	(13,133)

Balance at November 30, 2007	(3,061)	48,358	(13,265)	32,032
Net unrealized losses on investment securities, net of tax benefit of $29,124(1)	(50,158)			(50,158)
Foreign currency translation, net of tax(2)		(21,282)		(21,282)
Realization of foreign currency translation upon sale of Goldfish business		(27,076)		(27,076)
Amortization of losses related to pension and postretirement benefits, net of tax(5)			146	146

Balance at November 30, 2008	$(53,219)	$—	$(13,119)	$(66,338)

(1)	Represents the difference between the fair value and amortized cost of available-for-sale investment securities.
(2)	Represents translation gains and losses relating to the Company’s Goldfish business resulting from the change in exchange rates, primarily of the British pound, and the related tax effects.
(3)	Represents additional minimum liability related to unfunded pension plans in accordance with FASB Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions.
(4)	Represents accumulated adjustment to initially apply Statement No. 158 for which the Company adopted the recognition and disclosure provisions as of November 30, 2007.
(5)	Represents amortization of losses related to pension and postretirement benefits in accordance with Statement No. 158.

16.	Fee Products

Total fee products include the following components (dollars in thousands):

	For the Years Ended November 30,
	2008	2007	2006
Debt deferment/debt cancellation	$93,835	$73,949	$75,196
Identity theft protection	80,840	66,325	51,237
Other fee products	75,130	74,298	65,660

Total fee products	$249,805	$214,572	$192,093

17.	Other Income and Other Expense

Total other income includes the following components (dollars in thousands):

	For the Years Ended November 30,
	2008	2007	2006
Gain from sales of merchant contracts	$34,324	$38,306	$—
Royalty income	27,605	—	—
Referral of declined applications	27,061	35,767	7,984
Other income	49,991	4,529	22,400

Total other income	$138,981	$78,602	$30,384

Total other expense includes the following components (dollars in thousands):

	For the Years Ended November 30,
	2008	2007	2006
Postage	$100,221	$101,033	$101,665
Fraud losses	74,448	67,363	59,302
Supplies	27,200	28,825	27,128
Credit bureau inquiry fees	19,550	29,106	29,872
Other	72,264	54,655	71,507

Other expense	$293,683	$280,982	$289,474

In connection with related party transactions with the Company’s former parent company, Morgan Stanley, the Company recorded $0.1 million and $3.8 million in other income and $2.9 million and $7.8 million in other expense for the years ended November 30, 2007 and 2006, respectively. These amounts primarily related to rental expense and sublease rental income. During the same periods, other expense also includes intercompany expense allocations from Morgan Stanley, the amounts of which are shown in the table below:

	For the Years Ended November 30,
	2007	2006
Employee compensation and benefits	$24,169	$43,054
Marketing and business development	1,169	2,153
Information processing and communications	2,339	3,588
Professional fees	5,847	10,764
Premises and equipment	4,288	7,893
Other	1,169	4,305

Total Morgan Stanley allocations	$38,981	$71,757

18.	Income Taxes

Income tax expense consisted of the following (dollars in thousands):

	For the Years Ended November 30,
	2008	2007	2006
Current:
U.S. federal	$820,180	$596,158	$442,394
U.S. state and local(1)	67,696	42,074	(18,129)
International	907	(10)	10

Total	888,783	638,222	424,275
Deferred:
U.S. federal	(268,785)	(70,435)	113,341
U.S. state and local	(25,306)	(6,273)	(2,053)
International	—	—	—

Total	(294,091)	(76,708)	111,288

Income tax expense	$594,692	$561,514	$535,563

(1)	In 2006, the Company had several outstanding tax matters resolved or settled in its favor that had a $60 million impact on income tax expense.

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended November 30,
	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.5	2.2	1.8
Federal examinations and settlements	—	—	(2.3)
State examinations and settlements	(0.9)	(0.1)	(1.3)
Non-deductible spin-off costs	—	0.2	—
Other	(0.7)	(0.5)	(1.1)

Effective income tax rate	35.9%	36.8%	32.1%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s net deferred income taxes, which are included in other assets in the consolidated statements of financial condition, were as follows (dollars in thousands):

	November 30,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$546,306	$293,328
Compensation and benefits	49,611	28,979
Goodwill	—	113,231
State income taxes	33,056	31,032
Unrealized gains/losses	73,812	23,305
Cardmember fees and rewards	118,403	15,081
Unearned income	1,169	20,784
Other	100,345	51,475

Total deferred tax assets before valuation allowance	922,702	577,215
Valuation allowance	—	(1,143)

Total deferred tax assets (net of valuation allowance)	922,702	576,072
Deferred tax liabilities:
Depreciation	(32,644)	(26,668)
Securitizations	(113,983)	(145,717)
Other	(83,045)	(65,234)

Total deferred tax liabilities	(229,672)	(237,619)

Net deferred tax assets	$693,030	$338,453

Net deferred tax assets are included in other assets in the Company’s consolidated statements of financial condition.

Effective October 5, 2007, Goldfish Bank Ltd. was treated as a disregarded entity for U.S. tax purposes through the filing of an entity classification election. As a consequence of this “check the box” election, U.S. deferred tax assets related to the bank’s purchased goodwill and rewards programs were transferred for tax purposes to Discover Bank. The tax basis in Goldfish Bank’s goodwill and tax benefit associated with future reward program deductions were unaffected by the goodwill impairment charge. The sale of the Goldfish business triggered the reversal of the remaining deferred tax assets during fiscal 2008.

Included in other deferred tax assets at November 30, 2008, is a $63.4 million capital loss carryforward for U.S. federal income tax purposes with a tax benefit of $22.2 million that expires in 2013. The Company has a capital loss carryforward for state purposes with a tax benefit of $2.4 million that expires from 2013-2023. The Company has a foreign tax credit carryforward of $0.9 million that expires in 2018.

Deferred income tax assets were reduced by a valuation allowance of $1.1 million at November 30, 2007. The valuation allowance was attributable to a state deferred income tax asset arising from the existence of a state tax net operating loss carryforward, the realization of which was uncertain as of November 30, 2007.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on December 1, 2007. As a result of adoption, the Company recorded an $8.7 million reduction to the December 1, 2007 balance of retained earnings.

The total amount of unrecognized tax benefits at December 1, 2007 was $248.4 million including $51.8 million of unrecognized tax benefits which, if recognized, would favorably affect the effective tax rate. The amount of unrecognized tax benefits at December 1, 2007 includes $5.6 million related to discontinued operations. For the year ended November 30, 2008 unrecognized tax benefits were $285.6 million including $65.8 million of unrecognized tax benefits which, if recognized, would favorably affect the effective tax rate.

A reconciliation of beginning and ending unrecognized tax benefits is as follows:

Balance as of December 1, 2007	$248,368
Additions:
Current year tax positions	20,270
Prior year tax positions	33,597
Reductions:
Prior year tax positions	(12,696)
Settlements with taxing authorities	(2,364)
Expired statute of limitations	(1,556)

Balance as of November 30, 2008	$285,619

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense, consistent with its policy prior to the adoption of FIN 48. The accrued balance of interest and penalties related to unrecognized tax benefits at December 1, 2007 was $43.3 million. For the year ended November 30, 2008 interest and penalties related to unrecognized tax benefits decreased by $13.7 million, to $29.6 million, primarily related to a revaluation of an existing federal tax issue.

The Company is under continuous examination by the IRS and the tax authorities for various states. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1999 through 2005. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. A reserve for unrecognized tax benefits has been established that the Company believes is adequate in relation to the potential for additional assessments. Once established, the reserve for the unrecognized tax benefits is adjusted only when there is more information available or when an event occurs necessitating a change. It is reasonably possible that the reserve for the unrecognized tax benefits will significantly increase or decrease within the next twelve months. Based on current progress with the federal audit, it is not possible to quantify the impact such changes may have on the effective tax rate.

19.	Earnings Per Share

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

The following table presents the calculation of basic and diluted EPS (dollars in thousands, except per share amounts):

	For the Years Ended November 30,
	2008	2007	2006
Numerator:
Income from continuing operations	$1,062,913	$964,199	$1,132,190
Loss from discontinued operations, net of tax	(135,163)	(375,569)	(55,574)

Net income	$927,750	$588,630	$1,076,616

Denominator:
Weighted average shares of common stock outstanding	479,335	477,328	477,236
Effect of dilutive stock options and restricted stock units	4,135	1,551	—

Weighted average shares of common stock outstanding and common stock equivalents	483,470	478,879	477,236

Basic earnings per share:
Income from continuing operations	$2.22	$2.02	$2.37
Income (loss) from discontinued operations, net of tax	(0.28)	(0.79)	(0.11)

Net income	$1.94	$1.23	$2.26

Diluted earnings per share:
Income from continuing operations	$2.20	$2.01	$2.37
Income (loss) from discontinued operations, net of tax	(0.28)	(0.78)	(0.11)

Net income	$1.92	$1.23	$2.26

For the years ended November 30, 2008 and 2007, the Company had 5.1 million and 4.9 million, respectively, of anti-dilutive securities related to stock options and restricted stock units. As a result, these securities were excluded from the computation of diluted EPS. There was no dilutive effect of stock options for the year ended November 30, 2006.

20.	Capital Adequacy

The Company’s banking entities, Discover Bank and Bank of New Castle, are subject to various regulatory capital requirements as administered by the FDIC. Failure to meet minimum capital requirements can result in the initiation of certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the position and results of Discover Bank and Bank of New Castle, and ultimately those of the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Discover Bank and Bank of New Castle capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Discover Bank and Bank of New Castle to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of November 30, 2008, both Discover Bank and Bank of New Castle met all capital adequacy requirements to which they are subject. Both banks met all capital adequacy requirements to which they were subject at November 30, 2007.

Under regulatory capital requirements adopted by the FDIC and other bank regulatory agencies, FDIC-insured financial institutions must maintain minimum levels of capital that are dependent upon the risk of the financial institution’s assets, specifically (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% to 6% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% to 10% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). As of November 30, 2008 and 2007, the most recent notification from the FDIC categorized both Discover Bank and Bank of New Castle as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” Discover Bank and Bank of New Castle must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed either bank’s categories.

In addition to capital adequacy requirements for Discover Bank and Bank of New Castle, actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes (1)			To Be Classified as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
November 30, 2008:
Total capital (to risk-weighted assets)
Discover Bank	$4,285,345	12.9%	$2,663,339	≥	8.0%	$3,329,174	≥	10.0%
Bank of New Castle	$15,508	444.2%	$279	≥	8.0%	$349	≥	10.0%
Tier I capital (to risk-weighted assets)
Discover Bank	$3,818,428	11.5%	$1,331,670	≥	4.0%	$1,997,504	≥	6.0%
Bank of New Castle	$15,508	444.2%	$140	≥	4.0%	$209	≥	6.0%
Tier I capital (to average assets)
Discover Bank	$3,818,428	11.0%	$1,044,248	≥	3.0%	$1,740,414	≥	5.0%
Bank of New Castle	$15,508	92.8%	$501	≥	3.0%	$836	≥	5.0%

November 30, 2007:
Total capital (to risk-weighted assets)
Discover Bank	$3,643,519	12.2%	$2,387,530	≥	8.0%	$2,984,412	≥	10.0%
Bank of New Castle	$15,325	133.5%	$919	≥	8.0%	$1,148	≥	10.0%
Tier I capital (to risk-weighted assets)
Discover Bank	$3,222,781	10.8%	$1,193,765	≥	4.0%	$1,790,647	≥	6.0%
Bank of New Castle	$15,325	133.5%	$459	≥	4.0%	$689	≥	6.0%
Tier I capital (to average assets)
Discover Bank	$3,222,781	10.7%	$901,071	≥	3.0%	$1,501,785	≥	5.0%
Bank of New Castle	$15,325	94.4%	$487	≥	3.0%	$812	≥	5.0%

(1)	The minimum Tier 1 capital (to average assets) regulatory requirements can be higher, based on the Bank’s composite CAMELS rating and growth. The components of the CAMELS rating are Capital, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk.

The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. In the years ended November 30, 2008, 2007 and 2006, Discover Bank paid dividends from retained earnings to its parent, Discover Financial Services, of $95 million, $1.6 billion and $500 million, respectively, which were eliminated in consolidation. Bank of New Castle paid no dividends in those years.

21.	Commitments, Contingencies and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2013. At November 30, 2008, future minimum payments on leases with remaining terms in excess of one year, consist of the following (dollars in thousands):

	Capitalized Leases	Operating Leases
2009	$1,579	$5,872
2010	1,579	5,602
2011	790	4,553
2012	—	4,535
2013	—	3,037
Thereafter	—	14,167

Total minimum lease payments	3,948	$37,766

Less: Amount representing interest	302

Present value of net minimum lease payments	$3,646

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense under operating lease agreements, which considers contractual escalations was $15.1 million, $14.3 million and $15.6 million for the years ended November 30, 2008, 2007 and 2006, respectively. For the years ended November 30, 2008, 2007 and 2006, sublease rental income was $2.3 million, $5.2 million and $4.9 million, respectively.

Unused commitments to extend credit. At November 30, 2008, the Company had unused commitments to extend credit for consumer and commercial loans of approximately $207 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

Guarantees. The Company has certain obligations under certain guarantee arrangements, including contracts and indemnification agreements that contingently require the Company to make payments to the guaranteed party based on changes in an underlying asset, liability or equity security of a guaranteed party, rate or index. Also included as guarantees are contracts that contingently require the Company to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. The Company’s use of guarantees is disclosed below by type of guarantee.

Discontinued Operations. Under the sale and purchase agreement to sell the Company’s Goldfish business, the Company indemnified the purchasers of the Goldfish business, including Barclays Bank PLC, against certain liabilities and losses. Such indemnities are customary in sale and purchase transactions and are contingent upon the purchasers incurring liabilities or losses that are not otherwise recoverable from third parties. Indemnification obligations of the Company include those related to the enforceability and transferability of the Goldfish credit card receivables. The maximum potential payments by the Company under the enforceability and transferability indemnification obligations is £129 million (approximately $198 million as of November 30, 2008), and Barclays Bank PLC must provide notice to the Company of any such claims within 12 months of the transaction closing date, March 31, 2008. At November 30, 2008, there were no material amounts recorded in the Company’s consolidated financial statements related to indemnification obligations under the agreement for the sale of the Goldfish business, and management believes that there is a low probability of any future material payments under these arrangements.

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

With regard to the two counterparty exposures discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s insignificant historical losses with regard to these counterparty exposures. As of November 30, 2008, the Company has not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

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

The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Years Ended November 30,
	2008	2007	2006
Losses related to merchant chargebacks (in thousands)	$10,459	$6,160	$4,349
Aggregate transaction volume (in millions) (1)	$98,726	$95,886	$90,008
(1) Represents period transactions processed on Discover Network to which a potential liability exists which, in aggregate, can differ from credit card sales volume.

The amount of the liability related to the Company’s cardmember merchant guarantee was not material at November 30, 2008 and 2007. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.

The table below provides information regarding the settlement withholdings and escrow deposits (dollars in thousands):

	November 30,
	2008	2007
Settlement withholdings and escrow deposits	$73,388	$52,683

Settlement withholdings and escrow deposits are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition.

22.	Litigation

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company often cannot reasonably estimate the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters, including any judgment or settlement, in excess of established legal reserves, will not have a material adverse effect on the consolidated and combined financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s income for such period. For currently pending matters about which management believes it is only reasonably possible that a loss has been incurred, management has concluded that it cannot reasonably estimate the amount of the loss or range of loss. For matters where management has concluded that a loss is both probable and can be reasonably estimated, legal reserves have been established in accordance with FASB Statement No. 5, Accounting for Contingencies. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

On October 27, 2008, the Company reached a $2.75 billion settlement of its antitrust lawsuit with Visa and MasterCard. In the fourth quarter of 2008, the Company received $862.5 million from MasterCard as payment in full of its portion of the settlement, which was recorded in the U.S. Card segment in other income in the consolidated and combined statements of income. In 2009, the Company expects to earn the remaining amount of the settlement proceeds from Visa in four quarterly payments of up to $472 million each. The payments from Visa are contingent on the Company achieving certain financial performance measures. For each of the first three fiscal quarters in 2009, Visa agreed to pay the Company an amount equal to 5% of each quarter’s total combined transaction sales volume for Company payment cards, including those issued by the Company and those issued by third parties on the Discover, PULSE and Diners Club networks, up to a maximum of $472 million. For the fourth payment, which covers a three-week period in the fourth fiscal quarter of 2009, Visa agreed to pay the Company an amount equal to 21% of the period’s total combined transaction sales volume, up to a maximum of $472 million.

As of November 30, 2008, the Company had recorded $473 million in accrued expenses and other liabilities in the consolidated statements of financial condition in connection with an agreement with Morgan Stanley entered into at the time of the spin-off of the Company to give the Company sole control over the prosecution and settlement of the antitrust lawsuit and to determine how proceeds from the litigation would be shared. The Company has notified Morgan Stanley that Morgan Stanley breached the agreement and the amount due to Morgan Stanley, if any, is a matter of dispute. The dispute is a subject of litigation between the parties.

23.	Fair Value Disclosures

In accordance with FASB Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments for which it is practical to estimate fair value. To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	November 30, 2008		November 30, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$10,171,143	$10,171,143	$8,085,467	$8,085,467
Investment securities:
Available-for-sale	$1,127,119	$1,127,119	$420,837	$420,837
Held-to-maturity	$100,825	$84,167	$104,602	$100,769
Net loan receivables	$23,842,026	$24,058,173	$20,071,192	$20,215,713
Amounts due from asset securitization	$2,233,600	$2,233,600	$3,041,215	$3,041,215
Derivative financial instruments	$4,102	$4,102	$2,643	$2,643
Financial Liabilities
Deposits	$28,530,521	$28,715,427	$24,711,313	$24,782,822
Short-term borrowings	$500,000	$500,000	$250,000	$250,000
Long-term borrowings	$1,735,383	$1,638,067	$2,134,093	$2,091,902
Derivative financial instruments	$1,895	$1,895	$19,532	$19,532

Cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to maturities of less than three months.

Available-for-sale investment securities. Investment securities classified as available-for-sale are recorded at their fair values. Investment securities consist primarily of certificated subordinated interests issued by DCENT that were retained by the Company, credit card asset-backed securities issued by other institutions and mortgage-backed commercial paper notes of one issuer. Fair values of certificated retained interests and credit card asset-backed securities of other issuers are estimated utilizing discounted cash flow analyses, where estimated contractual principal and interest received is discounted at current market rates for the same or comparable transactions. For certificated subordinated interests issued by DCENT that were retained by the Company for which there is little or no market activity, discount rates are derived from indicative pricing observed in the most recent active market for such instruments, adjusted for changes occurring thereafter in relative credit spreads and liquidity risk premiums. The commercial paper notes classified as available for sale are currently in default. Because they are no longer traded, fair value of the notes is determined utilizing a valuation analysis reflecting an estimate of the market value of those assets held by the issuer.

Held-to-maturity investment securities. The estimated fair values of investment securities classified as held-to-maturity are based on quoted market prices utilizing public information for the same or comparable transactions or information estimated through market pricing data.

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

Deposits. The carrying values of money market deposit, non-interest bearing deposits, interest bearing demand deposits and savings accounts approximate their fair values due to liquid nature of these deposits. For time deposits for which readily available market rates do not exist, fair values are estimated by discounting future cash flows using market rates currently offered for deposits with similar remaining maturities.

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

The table that follows summarizes the interest rate swap agreements outstanding (dollars in thousands):

	Notional Amount	Weighted Average Years to Maturity	Estimated Fair Value
November 30, 2008
Gross positive fair value			$4,102
Gross negative fair value			(1,895)

Total interest rate swap agreements	$658,000	9.6	$2,207

November 30, 2007
Gross positive fair value			$2,643
Gross negative fair value			(10,112)

Total interest rate swap agreements	$1,000,500	10.1	$(7,469)

For the years ended November 30, 2008, 2007 and 2006, certain of the Company’s outstanding derivative financial instruments were designated to hedge interest-bearing deposits and qualified as fair value hedges under the long haul method in accordance with Statement No. 133. Accordingly, changes in the fair value of these derivative contracts were recorded in interest expense. Interest expense also included the amortization of basis adjustments to the fair value of the interest-bearing deposits that arose from the previous designated hedging relationships. For derivative contracts that were not designated or did not quality as fair value hedges, the Company recorded changes in the fair values of these derivative contracts to other income. For the years ended November 30, 2008, 2007 and 2006, interest expense included $14.7 million in contra-expense, $1.9 million in expense and $0.3 million in contra-expense, respectively, related to designated financial instruments qualifying as fair value hedges. During that same time period, other income included gains of $0.5 million, losses of $18.8 million and gains of $7.1 million, respectively, related to the change in fair value of derivative financial instruments that did not qualify as fair value hedges.

Other income also included gains and losses related to foreign currency exchange contracts that the Company entered into to economically hedge short-term funding provided to a U.K. subsidiary of the Company with a non-dollar currency denomination, the borrowing of which was eliminated in consolidation. For the years ended November 30, 2008 and 2007, other income included gains of $13.7 million and losses of $13.7 million, respectively, related to these contracts. There were no foreign currency exchange contracts in the year ended November 30, 2006. At November 30, 2007, fair value of outstanding contracts was a negative $9.4 million, included in accrued expenses and other liabilities in the consolidated and combined statement of financial condition. There were no outstanding foreign currency exchange contracts at November 30, 2008.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at November 30, 2008, and indicate the level within the fair value hierarchy to which each of those items is associated. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active or inactive markets, quoted prices for the identical assets in an inactive market, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Fair values determined by Level 3 inputs utilize unobservable inputs, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The FASB has recently clarified in FSP FAS 157-3 that in inactive markets, the use of Level 3 inputs may result in fair value estimates that are more reliable than those that would be indicated by the use of quoted prices.

The following table provides a summary of assets and liabilities measured at fair value on a recurring basis at November 30, 2008 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of November 30, 2008
Assets
Available-for-sale investment securities	$29	$—	$1,127,090	$1,127,119
Amounts due from asset securitization(1)	$—	$—	$1,421,567	$1,421,567
Derivative financial instruments(2)	$—	$4,102	$—	$4,102
Liabilities
Derivative financial instruments(2)	$—	$1,895	$—	$1,895

(1)	Balances represent only the components of amounts due from asset securitizations that are marked to fair value.
(2)	The Company does not offset the fair value of derivative contracts with a negative fair value against the fair value of contracts with a positive fair value.

The Company considers relevant and observable market prices in its valuations, evaluating the frequency of transactions, the size of the bid-ask spread and the significance of adjustments made when comparing similar transactions to assess the relevance of those observed prices. If relevant and observable prices are available, the fair values of the related assets or liabilities would be classified as Level 2. If prices are not available, other valuation techniques would be used and the fair values of the financial instruments would be classified as Level 3. The Company utilizes both observable and unobservable inputs in determining the fair values of financial instruments classified within the Level 3 category. The level to which an asset or liability is classified is based upon the lowest level of input that is significant to the fair value measurement. If the fair value an asset or liability is measured based on observable inputs as well as unobservable inputs, which contributed significantly to the determination of fair value, the asset or liability would be classified in Level 3 of the fair value hierarchy.

During the year ended November 30, 2008, the Company transferred certain available-for-sale investment securities into the Level 3 classification from Level 2. The largest portion of the assets transferred relate to the Company’s retained certificated interests in DCENT, which had a fair value of $1.0 billion at November 30, 2008. Through the third fiscal quarter of 2008, fair values of the Company’s retained certificated interests were determined utilizing discounted cash flows of the securities, with the discount rate reflecting bid-ask spreads derived from observable transactions. As a result of the unprecedented economic events occurring in the fourth fiscal quarter of 2008, activity in the asset-backed securities market decreased to a small fraction of historical levels, with sparsely traded transactions, if any, and bid-ask spreads widened significantly. In estimating the fair values of these certificated retained interests at November 30, 2008, and in accordance with FSP FAS 157-3, the Company utilized a discount rate reflective of the implied rate of return on the last date on which the market was considered active, adjusted for changes occurring thereafter in relative credit spreads and liquidity risk premiums. The resulting weighted average discount rate assumptions were 8.31% and 11.30% for the retained Class B and Class C notes, respectively.

Also transferred into the Level 3 classification from Level 2 during the year ended November 30, 2008 was the Company’s investment in asset-backed commercial paper notes of Golden Key U.S. LLC which had an estimated fair market value of $59.6 million at November 30, 2008. As the market for mortgage-backed securities has continued to experience significant disruption, the valuation of these notes has become increasingly reliant upon unobservable data.

Amounts due from asset securitization for which the Company utilized Level 3 inputs to determine fair value reflect the cash collateral accounts deposited at the trust as credit enhancement to certain transferred receivables against which beneficial interests have been issued as well as the interest-only strip receivable. The Company estimates the fair value of the cash collateral accounts utilizing discounted cash flows of estimated contractual cash flows. The Company estimates the fair value of the interest-only strip receivable based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield, loan losses and payment rates, the interest rate paid to investors, and a discount rate commensurate with the risks involved.

The following table summarizes changes in Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Balance at November 30, 2007	Total Realized and Unrealized Gains (Losses)		Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at November 30, 2008
Assets
Investment securities – available-for-sale	$—	$(91,872	)(1)	$85,739	$1,133,223	$1,127,090
Amounts due from asset securitization(3)	$2,029,220	$(117,943	)(2)	$(489,710)	$—	$1,421,567

(1)	Includes a loss of $49.0 million recorded in other income in the consolidated statement of income and an unrealized pretax loss of $42.9 million recorded in other comprehensive income in the consolidated statement of financial condition. Amounts included in other comprehensive income are recorded on an after tax basis.
(2)	This unrealized loss is recorded in securitization income in the consolidated statement of income.
(3)	Balances represent only the components of amounts due from asset securitizations that are marked to fair value.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the year ended November 30, 2008, the Company had no impairments related to these assets.

As of November 30, 2008, the Company has not made any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No.115.

24.	Segment Disclosures

The Company’s business activities are managed in two segments, U.S. Card, and Third-Party Payments.

•

U.S. Card. The U.S. Card segment includes Discover Card-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary.

•

Third-Party Payments. The Third-Party Payments segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and the Company’s third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.

On March 31, 2008, the Company sold its Goldfish business to Barclays Bank PLC. This business represented substantially all of the Company’s International Card segment. The International Card segment is presented in discontinued operations in this report. See Note 3: Discontinued Operations for further details.

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•

Segment information is presented on a managed basis because management considers the performance of the entire managed loan portfolio in managing the business. A managed basis presentation, which is a non-GAAP presentation, involves reporting securitized loans with the Company’s owned loans in the managed basis statements of financial condition and reporting the earnings on securitized loans in the same manner as the owned loans instead of as securitized income. The managed basis presentation generally reverses the effects of securitization transactions.

•	Other accounting policies applied to the operating segments are consistent with the accounting policies described in Note 2: Summary of Significant Accounting Policies.

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the U.S. Card segment.

•	Through its operation of the Discover Network, the U.S Card segment incurs fixed marketing, servicing and infrastructure costs, which are not specifically allocated among the operating segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	Income taxes are not specifically allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis			Securitization Adjustment(2)	GAAP Basis
For the Years Ended November 30,	U.S. Card	Third-Party Payments(1)	Total		Total
2008
Interest income	$6,542,664	$3,165	$6,545,829	$(3,853,266)	$2,692,563
Interest expense	2,356,836	83	2,356,919	(1,068,915)	1,288,004

Net interest income	4,185,828	3,082	4,188,910	(2,784,351)	1,404,559
Provision for loan losses	3,068,604	—	3,068,604	(1,472,989)	1,595,615
Other income(3)	2,773,896	179,200	2,953,096	1,311,362	4,264,458
Other expense	2,314,926	100,871	2,415,797	—	2,415,797

Income from continuing operations before income tax expense	$1,576,194	$81,411	$1,657,605	$—	$1,657,605

2007
Interest income	$6,376,298	$2,376	$6,378,674	$(3,794,272)	$2,584,402
Interest expense	2,741,109	19	2,741,128	(1,517,858)	1,223,270

Net interest income	3,635,189	2,357	3,637,546	(2,276,414)	1,361,132
Provision for loan losses	1,853,395	—	1,853,395	(1,119,508)	733,887
Other income	2,101,076	118,700	2,219,776	1,156,906	3,376,682
Other expense	2,394,117	84,097	2,478,214	—	2,478,214

Income from continuing operations before income tax expense	$1,488,753	$36,960	$1,525,713	$—	$1,525,713

2006
Interest income	$5,748,698	$1,801	$5,750,499	$(3,541,307)	$2,209,192
Interest expense	2,160,569	23	2,160,592	(1,324,312)	836,280

Net interest income	3,588,129	1,778	3,589,907	(2,216,995)	1,372,912
Provision for loan losses	1,663,472	—	1,663,472	(1,056,707)	606,765
Other income	2,097,676	110,700	2,208,376	1,160,288	3,368,664
Other expense	2,383,529	83,529	2,467,058	—	2,467,058

Income from continuing operations before income tax expense	$1,638,804	$28,949	$1,667,753	$—	$1,667,753

(1)	Diners Club was acquired on June 30, 2008.
(2)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(3)	2008 includes $862.5 million received from MasterCard for its portion of the Visa and MasterCard antitrust litigation settlement, which is included in the U.S. Card segment.

25.	Related Party Transactions

In the ordinary course of business, the Company offers consumer loan products to its directors, executive officers and certain members of their families. These products are offered on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties, and these receivables are included in the loan receivables in the Company’s consolidated statements of financial conditions. They were not material to the Company’s financial position or results of operations.

Morgan Stanley ceased to be a related party to the Company effective upon the Distribution on June 30, 2007. Prior to the Distribution, Morgan Stanley provided a variety of products and services to the Company or on the Company’s behalf and the Company provided certain products and services to Morgan Stanley. Information about the amounts recorded in the consolidated and combined statements of financial condition as a result of transactions with Morgan Stanley prior to the Distribution can be found within the applicable notes to the consolidated and combined financial statements.

26.	Parent Company Condensed Financial Information

The following Parent Company financial statements are provided in accordance with Regulation S-X of the SEC which requires all issuers or guarantors of registered securities to include separate annual financial statements.

Discover Financial Services

(Parent Company Only)

Condensed Statements of Financial Condition

	November 30,
	2008	2007
	(dollars in thousands)
Assets
Cash and due from banks	$501	$73
Federal Funds sold	—	530,600
Interest-earning deposits	586,100	—
Interest-earning time deposits due from subsidiary	4,032	4,051
Notes receivable from subsidiaries	913,473	1,323,245
Investments in subsidiaries	4,965,266	4,476,419
Premises and equipment, net	3	9
Other assets	834,302	127,400

Total assets	$7,303,677	$6,461,797

Liabilities and Stockholders’ Equity
Non-interest bearing deposit accounts	$8,004	$651
Long-term borrowings	799,304	799,222
Special dividend – Morgan Stanley	473,000	—
Accrued expenses and other liabilities	107,546	62,502

Total liabilities	1,387,854	862,375
Stockholders’ equity	5,915,823	5,599,422

Total liabilities and stockholders’ equity	$7,303,677	$6,461,797

Discover Financial Services

(Parent Company Only)

Condensed Statements of Income

	For the Years Ended November 30,
	2008	2007	2006
	(dollars in thousands)
Interest income	$72,368	$103,320	$143,538
Interest expense	43,135	99,159	133,418

Net interest income	29,233	4,161	10,120
Dividends from subsidiaries	95,000	589,265	500,000
Management fees from subsidiaries	—	31,374	25,441
Antitrust litigation settlement	526,817	—	—
Other income	(1,207)	894	—

Total income	649,843	625,694	535,561
Other expense
Employee compensation and benefits	30,220	28,117	26,627
Marketing and business development	218	257	400
Information processing and communications	123	405	171
Professional fees	7,216	3,061	2,997
Premises and equipment	3,531	3,473	3,699
Other	2,514	1,250	1,667

Total other expense	43,822	36,563	35,561

Income before income tax (expense) benefit and equity in undistributed net income of subsidiaries and losses from discontinued operations	606,021	589,131	500,000
Income tax (expense) benefit	(197,082)	133	—
Equity in undistributed net income of subsidiaries	531,720	—	576,616
Loss from discontinued operations	(12,909)	(634)	—

Net income	$927,750	$588,630	$1,076,616

Discover Financial Services

(Parent Company Only)

Condensed Statements of Cash Flows

	For the Years Ended November 30,
	2008	2007	2006
	(dollars in thousands)
Cash flows from operating activities
Net income	$927,750	$588,630	$1,076,616
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash charges included in net income:
Equity in undistributed earnings of subsidiaries	(531,720)	—	(576,616)
Compensation payable in common stock options	92,558	35,710	—
Deferred income taxes	1,390	(16,011)	4,465
Pension curtailment	(38,891)	—	—
Depreciation and amortization	88	45	8
Changes in assets and liabilities:
(Increase) decrease in other assets	(854,687)	(3,862)	17,901
(Decrease) increase in other liabilities and accrued expenses	110,105	(114,548)	44,301

Net cash (used in) provided by operating activities	(293,407)	489,964	566,675
Cash flows from investing activities
Net proceeds from (payments for):
(Increase) decrease in investment in subsidiaries	—	1,241,781	—
(Increase) decrease in loans to subsidiaries	465,776	(465,776)	(44,403)
Decrease in loans to Morgan Stanley	—	118,160	398,335
Decrease in other loans	—	1,460,066	3,712
Purchases of premises and equipment	—	233	(256)

Net cash provided by investing activities	465,776	2,354,464	357,388
Cash flows from financing activities
Net (decrease) increase in short-term borrowings	—	(1,824,603)	(424,028)
Proceeds from issuance of long-term debt and bank notes	—	799,204	—
Maturity of long-term borrowings	—	(438,579)	—
Purchases of treasury stock	(6,838)	(1,419)	—
Net (decrease) increase in deposits	7,353	(302)	(462)
Capital contributions from Morgan Stanley	—	31,041	—
Dividends paid to Morgan Stanley	—	(850,000)	(500,000)
Dividends paid	(116,956)	(29,146)	—

Net cash used for financing activities	(116,441)	(2,313,804)	(924,490)

Increase (decrease) in cash and cash equivalents	55,928	530,624	(427)
Cash and cash equivalents, at beginning of year	530,673	49	476

Cash and cash equivalents, at end of year	$586,601	$530,673	$49

Supplemental Disclosures:
Cash paid during the year for:
Interest expense	$45,668	$87,639	$140,746

Income taxes, net of income tax refunds	$111,041	$27,923	$17

Non-cash transactions
Special dividend – Morgan Stanley	$(473,000)	$—	$—

Capital contributions (to) from Morgan Stanley	$—	$103,959	$—

27.	Subsequent Events

On January 14, 2009, the Company received preliminary approval from the U.S. Department of the Treasury (the “U.S. Treasury”) to participate in the U.S. Treasury’s Capital Purchase Program (the “Program”), subject to standard closing conditions. The Company expects to issue and sell to the U.S. Treasury shares of preferred stock and warrants to purchase shares of common stock of the Company in accordance with the terms of the Program for an aggregate purchase price of approximately $1.2 billion. There can be no assurance, however, that the U.S. Treasury will grant final approval of the Company’s application or, if approved, what the size of any investment by the U.S. Treasury ultimately will be.

In connection with participating in the Program, the Company intends to become a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act. The Company’s application to become a bank holding company was approved by the U.S. Federal Reserve on December 19, 2008.

28.	Quarterly Results (unaudited) (dollars in thousands, except per share data):

	November 30, 2008	August 31, 2008	May 31, 2008	February 29, 2008	November 30, 2007	August 31, 2007	May 31, 2007	February 28, 2007
Interest income	$736,006	$681,692	$612,063	$662,802	$659,676	$674,864	$637,656	$612,206
Interest expense	329,672	305,643	313,248	339,441	350,917	317,124	303,422	251,807

Net interest income	406,334	376,049	298,815	323,361	308,759	357,740	334,234	360,399
Provision for loan losses	714,176	364,838	210,969	305,632	296,186	145,827	144,676	147,198
Other income(1)	1,568,901	875,121	844,892	975,544	952,500	804,047	829,786	790,349
Other expense	594,082	612,547	606,825	602,343	636,731	625,884	623,758	591,841

Income before income tax expense	666,977	273,785	325,913	390,930	328,342	390,076	395,586	411,709
Income tax expense	223,336	94,885	124,370	152,101	118,368	145,925	145,330	151,891

Income from continuing operations	443,641	178,900	201,543	238,829	209,974	244,151	250,256	259,818
Income (loss) from discontinued operations, net of tax	(11,306)	1,153	32,605	(157,615)	(266,458)	(41,911)	(41,014)	(26,186)

Net income (loss)	$432,335	$180,053	$234,148	$81,214	$(56,484)	$202,240	$209,242	$233,632

Basic earnings (loss) per common share
Income from continuing operations	$0.92	$0.38	$0.42	$0.50	$0.44	$0.51	$0.52	$0.54
Income (loss) from discontinued operations, net of tax	(0.02)	0.00	0.07	(0.33)	(0.56)	(0.09)	(0.08)	(0.05)

Net income (loss)	$0.90	$0.38	$0.49	$0.17	$(0.12)	$0.42	$0.44	$0.49

Diluted earnings (loss) per common share
Income from continuing operations	$0.92	$0.37	$0.42	$0.50	$0.44	$0.51	$0.52	$0.54
Income (loss) from discontinued operations, net of tax	(0.03)	0.00	0.06	(0.33)	(0.56)	(0.09)	(0.08)	(0.05)

Net income (loss)	$0.89	$0.37	$0.48	$0.17	$(0.12)	$0.42	$0.44	$0.49

(1)	Includes $862.5 million received from MasterCard during the fourth quarter of 2008 for its portion of the Visa and MasterCard antitrust litigation settlement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability or financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of Company’s internal control over financial reporting as of November 30, 2008. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of November 30, 2008.

The effectiveness of our internal control over financial reporting as of November 30, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this Report.

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in Discover Financial Services’ Proxy Statement is incorporated by reference herein.

•	“Election of Directors—Information Concerning Nominees for Election as Directors”

•	“Other Matters—Section 16(a) beneficial ownership reporting compliance”

•	“Corporate Governance—Shareholder recommendations for director candidates”

•	“Corporate Governance—Board meetings and committees”

Our Code of Ethics and Business Conduct applies to all directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and our Controller and Chief Accounting Officer. You can find our Code of Ethics and Business Conduct on our internet site, www.discover.com. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our internet site.

Item 11.	Executive Compensation.

Information regarding executive compensation under the following captions in Discover Financial Services’ Proxy Statement is incorporated by reference herein.

•	“Executive and Director Compensation”

•	“Compensation Discussion and Analysis”

•	“Compensation Committee Report”

•	“2008 Executive Compensation”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to compensation plans under which Discover Financial Services equity securities are authorized for issuance as of November 30, 2008, is presented under the caption “Approval of the Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan—Equity Compensation Plan Information” in Discover Financial Services’ Proxy Statement and is incorporated by reference herein.

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

•	“Other Matters—Certain transactions”

•	“Corporate Governance—Director independence”

Item 14.	Principal Accountant Fees and Services

Information regarding principal accounting fees and services under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm Fees” in Discover Financial Services’ Proxy Statement is incorporated by reference herein.

Part IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Form 10-K:

1.	Consolidated and Combined Financial Statements

The consolidated and combined financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 81 through 143 herein.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2009.

Discover Financial Services Registrant

By:	/S/ DAVID W. NELMS
David W. Nelms Chairman and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 28, 2009.

Signature	Title

/S/ DAVID W. NELMS David W. Nelms	Chairman and Chief Executive Officer

/S/ ROY A. GUTHRIE Roy A. Guthrie	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ KEVIN M. KILLIPS Kevin M. Killips	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/S/ JEFFREY S. ARONIN Jeffrey S. Aronin	Director

/S/ MARY K. BUSH Mary K. Bush	Director

/S/ GREGORY C. CASE Gregory C. Case	Director

/S/ ROBERT M. DEVLIN Robert M. Devlin	Director

/S/ THOMAS G. MAHERAS Thomas G. Maheras	Director

/S/ MICHAEL H. MOSKOW Michael H. Moskow	Director

/S/ E. FOLLIN SMITH E. Follin Smith	Director

/S/ LAWRENCE A. WEINBACH Lawrence A. Weinbach	Director

Exhibit Index

Exhibit Number	Description

2.1*	Separation and Distribution Agreement, dated as of June 29, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 2.1 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

2.2*	Agreement for the Sale and Purchase of the Goldfish Credit Card Business, dated February 7, 2008, among Discover Financial Services, Goldfish Bank Limited, Discover Bank, SCFC Receivables Corporation, and Barclays Bank Plc (filed as Exhibit 2.1 to Discover Financial Services’ Current Report on Form 8-K filed on February 7, 2008 and incorporated herein by reference thereto) as amended and restated by Amended and Restated Agreement for the Sale and Purchase of the Goldfish Credit Card Business, dated March 31, 2008, among Discover Financial Services, Goldfish Bank Limited, Discover Bank, SCFC Receivables Corporation, Barclays Bank PLC, and Barclays Group US Inc. (filed as Exhibit 2.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 14, 2008 and incorporated herein by reference thereto).

3.1	Amended and Restated Certificate of Incorporation of Discover Financial Services (filed as Exhibit 4(a) to Discover Financial Services’ Registration Statement on Form S-8 (registration no. 333-144184) and incorporated herein by reference thereto).

3.2	Amended and Restated By-Laws of Discover Financial Services (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on January 23, 2009 and incorporated herein by reference thereto).

4.1	Senior Indenture, dated as of June 12, 2007, by and between Discover Financial Services and U.S. Bank, National Association, as trustee (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

4.2	Registration Rights Agreement, dated as of June 12, 2007, by and between Discover Financial Services and Morgan Stanley & Co. Incorporated, as representative of the several initial purchasers listed therein (filed as Exhibit 4.4 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

10.1	Tax Sharing Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.2	U.S. Employee Matters Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.3	Transition Services Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.4	Transitional Trade Mark License Agreement, dated as of June 30, 2007, between Morgan Stanley & Co. PLC and Goldfish Bank Limited (filed as Exhibit 10.4 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.5	Trust Agreement, dated as of July 2, 2007, between Discover Bank, as Beneficiary, and Wilmington Trust Company, as Owner Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on July 2, 2007 and incorporated herein by reference thereto).

E-1

Exhibit Number	Description
10.6	Amended and Restated Pooling and Servicing Agreement, dated as of November 3, 2004, between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank, National Association, as Trustee (filed as Exhibit 4.2 to Discover Card Master Trust I’s Current Report on Form 8-K dated as of October 29, 2004 (Exchange Act file number 0-23108) and incorporated herein by reference thereto), as amended by First Amendment dated as of January 4, 2006, between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Discover Card Master Trust I’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference thereto), and Second Amendment dated as of March 30, 2006, between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Discover Card Master Trust I’s Current Report on Form 8-K filed on April 15, 2006 and incorporated herein by reference thereto), and Third Amendment dated as of July 26, 2007, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto) and Fourth Amendment dated as of December 18, 2007 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on December 18, 2007 and incorporated herein by reference thereto).

10.7	Series Supplement for Series 2007-CC, dated as of July 26, 2007, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.8†	Omnibus Incentive Plan of Discover Financial Services (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto).

10.9†	Amended Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.6 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 12, 2007 and incorporated herein by reference thereto).

10.10†	Directors’ Compensation Plan of Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto).

10.11†	Amended Form of Restricted Stock Unit Award Under Discover Financial Services Directors’ Compensation Plan (filed as Exhibit 10.7 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 12, 2007 and incorporated herein by reference thereto).

10.12†	Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto) as amended by Amendment No. 1 to Discover Financial Services Employee Stock Purchase Plan effective as of May 1, 2008.

10.13	Credit Agreement, dated as of June 6, 2007, among Discover Financial Services, Discover Bank, the subsidiary borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto), as amended by Amendment No. 1, dated as of February 29, 2008, among Discover Financial Services, Discover Bank, the subsidiary borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 14, 2008 and incorporated herein by reference thereto).

10.14†	Offer of Employment, dated as of January 8, 1999 (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

E-2

Exhibit Number	Description
10.15†	Waiver of Change of Control Benefits, dated September 24, 2007 (filed as Exhibit 10.15 to Discover Financial Services’ Registration Statement on Form S-4 filed on November 27, 2007 and incorporated herein by reference thereto).

10.16	Collateral Certificate Transfer Agreement, dated as of July 26, 2007 between Discover Bank, as Depositor and Discover Card Execution Note Trust (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.17	Indenture, dated as of July 26, 2007, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.5 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.18	Indenture Supplement for the DiscoverSeries Notes, dated as of July 26, 2007, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.6 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.19†

Discover Financial Services Change-in-Control Severance Policy (filed as Exhibit 10.6 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 12, 2007 and incorporated herein by reference thereto, as amended by First Amendment, dated as of June 24, 2008 (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form

10-Q filed on October 9, 2008).

10.20	Release and Settlement Agreement, executed as of October 27, 2008, by and among Discover Financial Services, DFS Services, LLC, Discover Bank, and their Subsidiaries and Affiliates; MasterCard Incorporated and MasterCard International Incorporated and their Affiliates; and Visa Inc. and its Affiliates and Predecessors including Visa U.S.A. Inc. and Visa International Service Association (filed as Exhibit 99.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 28, 2008).

10.21†	2008 Year End Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan.

10.22†	2008 Special Grant Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan.

11	Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8, Note 19: Earnings Per Share to the consolidated and combined financial statements and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.

E-3