Form 10-Q
period 2009-02-28
Discover Financial Services
filed 2009-04-08
CIK 1393612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

As of March 31, 2009 there were 481,601,773 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES

Quarterly Report on Form 10-Q

For the quarterly period ended February 28, 2009

Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.

We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover®, PULSE®, Cashback Bonus®, Discover® More® Card, Discover® MotivaSM Card, Discover® Open Road® Card, Discover® Network and Diners Club International®. All other trademarks, trade names and service marks included in this quarterly report on Form 10-Q are the property of their respective owners.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DISCOVER FINANCIAL SERVICES

Consolidated Statements of Financial Condition

	February 28, 2009	November 30, 2008
	(unaudited)
	(dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$411,398	$793,585
Federal Funds sold	—	1,050,000
Interest-earning deposits	8,312,810	8,327,558

Cash and cash equivalents	8,724,208	10,171,143
Investment securities:
Available-for-sale (amortized cost of $1,286,118 and $1,211,245 at February 28, 2009 and November 30, 2008, respectively)	1,202,537	1,127,119
Held-to-maturity (fair value of $89,842 and $84,167 at February 28, 2009 and November 30, 2008, respectively)	100,043	100,825

Total investment securities	1,302,580	1,227,944
Loan receivables:
Credit card	26,156,681	23,814,307
Other	1,877,527	1,402,304

Total loan receivables	28,034,208	25,216,611
Allowance for loan losses	(1,878,942)	(1,374,585)

Net loan receivables	26,155,266	23,842,026
Accrued interest receivable	150,100	159,021
Amounts due from asset securitization	1,847,193	2,233,600
Premises and equipment, net	544,219	552,502
Goodwill	255,421	255,421
Intangible assets, net	201,398	203,319
Other assets	1,426,133	1,247,406

Total assets	$40,606,518	$39,892,382

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$28,252,147	$28,452,146
Non-interest bearing deposit accounts	82,171	78,375

Total deposits	28,334,318	28,530,521
Short-term borrowings	2,375,000	500,000
Long-term borrowings	1,432,631	1,735,383
Accrued interest payable	252,161	268,967
Special dividend – Morgan Stanley	473,000	473,000
Accrued expenses and other liabilities	1,740,057	2,468,688

Total liabilities	34,607,167	33,976,559
Commitments, contingencies and guarantees (Note 12)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 482,836,847 and 480,517,188 shares issued at February 28, 2009 and November 30, 2008, respectively	4,828	4,805
Additional paid-in capital	2,938,043	2,938,657
Retained earnings	3,136,977	3,046,956
Accumulated other comprehensive (loss)	(66,079)	(66,338)
Treasury stock, at cost; 1,378,199 and 530,549 shares at February 28, 2009 and November 30, 2008, respectively	(14,418)	(8,257)

Total stockholders’ equity	5,999,351	5,915,823

Total liabilities and stockholders’ equity	$40,606,518	$39,892,382

See Notes to Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated Statements of Income

	For the Three Months Ended
	February 28, 2009	February 29, 2008
	(unaudited)
	(dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$733,499	$543,989
Other loans	35,233	9,232
Federal Funds sold	3,262	41,279
Investment securities	15,584	5,987
Deposits	20,500	22,437
Other interest income	7,715	39,878

Total interest income	815,793	662,802
Interest expense:
Deposits	297,126	309,799
Short-term borrowings	1,183	90
Long-term borrowings	14,411	29,552

Total interest expense	312,720	339,441

Net interest income	503,073	323,361
Provision for loan losses	937,813	305,632

Net interest income after provision for loan losses	(434,740)	17,729

Other income:
Securitization income	417,883	713,497
Loan fee income	68,022	88,258
Discount and interchange revenue	75,267	51,896
Fee products	74,776	59,333
Merchant fees	12,837	18,844
Transaction processing revenue	28,866	25,954
Loss on investment securities	(805)	(1,184)
Antitrust litigation settlement	474,841	—
Other income	38,269	18,946

Total other income	1,189,956	975,544
Other expense:
Employee compensation and benefits	219,488	217,370
Marketing and business development	111,433	141,553
Information processing and communications	74,897	78,276
Professional fees	70,123	73,672
Premises and equipment	18,072	19,641
Other expense	65,110	71,831

Total other expense	559,123	602,343

Income from continuing operations before income tax expense	196,093	390,930
Income tax expense	75,699	152,101

Income from continuing operations	120,394	238,829
Loss from discontinued operations, net of tax	—	(157,615)

Net income	$120,394	$81,214

Basic earnings per share:
Income from continuing operations	$0.25	$0.50
Loss from discontinued operations, net of tax	—	(0.33)

Net income	$0.25	$0.17

Diluted earnings per share:
Income from continuing operations	$0.25	$0.50
Loss from discontinued operations, net of tax	—	(0.33)

Net income	$0.25	$0.17

Dividends paid per share	$0.06	$0.06

See Notes to Consolidated Financial Statements

DISCOVER FINANCIAL SERVICES

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
	(unaudited)
	(dollars and shares in thousands)
Balance at November 30, 2007	477,762	$4,777	$2,846,127	$2,717,905	$32,032	$(1,419)	$5,599,422
Adoption of FASB Interpretation No. 48	—	—	—	(8,743)	—	—	(8,743)
Comprehensive income:
Net income	—	—	—	81,214	—	—	81,214
Foreign currency translation, net of tax	—	—	—	—	(20,000)	—
Net unrealized losses on investment securities, net of tax	—	—	—	—	(6,841)	—

Other comprehensive loss	—	—	—	—	(26,841)	—	(26,841)

Total comprehensive income	—	—	—	—	—	—	54,373
Purchases of treasury stock	—	—	—	—	—	(993)	(993)
Common stock issued under employee benefit plans	1,138	12	16,125	—	—	—	16,137
Common stock issued and stock-based compensation expense	369	4	23,358	—	—	—	23,362
Dividends	—	—	—	(29,217)	—	—	(29,217)

Balance at February 29, 2008	479,269	$4,793	$2,885,610	$2,761,159	$5,191	$(2,412)	$5,654,341

Balance at November 30, 2008	480,517	$4,805	$2,938,657	$3,046,956	$(66,338)	$(8,257)	$5,915,823
Adoption to initially apply the measurement date provision of FASB Interpretation of No. 158, net of tax	—	—	—	(1,110)	—	—	(1,110)
Comprehensive income:
Net income	—	—	—	120,394	—	—	120,394
Adjustments related to investment securities, net of tax	—	—	—	—	498	—
Adjustments related to pension and postretirement, net of tax	—	—	—	—	(239)	—

Other comprehensive income	—	—	—	—	259	—	259

Total comprehensive income	—	—	—	—	—	—	120,653
Purchases of treasury stock	—	—	—	—	—	(6,161)	(6,161)
Common stock issued and stock-based compensation expense	2,320	23	11,060	—	—	—	11,083
Income tax deficiency on stock-based compensation plans	—	—	(11,674)	—	—	—	(11,674)
Dividends	—	—	—	(29,263)	—	—	(29,263)

Balance at February 28, 2009	482,837	$4,828	$2,938,043	$3,136,977	$(66,079)	$(14,418)	$5,999,351

See Notes to Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated Statements of Cash Flows

	For the Three Months Ended
	February 28, 2009	February 29, 2008
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net income	$120,394	$81,214
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of disposal group	—	172,469
Loss on investments securities	805	1,184
Gain on equipment	(14)	—
Stock-based compensation expense	11,083	39,550
Income tax deficiency on stock-based compensation expense	(11,674)	—
Deferred income taxes	(196,763)	34,403
Depreciation and amortization on premises and equipment	24,945	29,755
Other depreciation and amortization	1,133	30,826
Provision for loan losses	937,813	324,477
Amortization of deferred revenues	(1,860)	(5,587)
Changes in assets and liabilities:
(Increase) decrease in amounts due from asset securitization	386,408	103,244
(Increase) decrease in other assets	9,469	(30,053)
Increase (decrease) in accrued expenses and other liabilities	(753,360)	40,155

Net cash provided by operating activities	528,379	821,637
Cash flows from investing activities
Maturities of investment securities	906	23,105
Purchases of investment securities	(73,897)	(17,962)
Proceeds from securitization and sale of loans held for investment	—	2,548,650
Net principal disbursed on loans held for investment	(3,229,840)	(3,109,438)
Proceeds from sale of equipment	1,139	—
Purchases of premises and equipment	(18,126)	(20,359)

Net cash (used for) investing activities	(3,319,818)	(576,004)
Cash flows from financing activities
Net increase (decrease) in short-term borrowings	1,875,000	(208,973)
Repayment of long-term debt and bank notes	(302,456)	(157,677)
Purchases of treasury stock	(6,161)	(993)
Net increase (decrease) in deposits	(192,616)	221,807
Dividends paid	(29,263)	(29,217)

Net cash (used for) provided by financing activities	1,344,504	(175,053)
Effect of exchange rate changes on cash and cash equivalents	—	(23,500)

Net increase (decrease) in cash and cash equivalents	(1,446,935)	47,080
Cash and cash equivalents, at beginning of period	10,171,143	8,787,095

Cash and cash equivalents, at end of period	$8,724,208	$8,834,175

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest expense	$327,345	$389,201

Income taxes, net of income tax refunds	$(208)	$(1,902)

Non-cash transactions:
Acquisition of certificated beneficial interests in DCENT	$—	$385,000

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(unaudited)

1.	Background and Basis of Presentation

Description of Business. Discover Financial Services (“DFS” or the “Company”) is a leading credit card issuer and electronic payment services company. The Company provides its services through its main subsidiaries Discover Bank and DFS Services LLC, the latter of which, directly or through its subsidiaries, operates Discover’s signature card network (the “Discover Network”), the PULSE Network (“PULSE”) and Diners Club International (“Diners Club”). Discover Bank is a Delaware state-chartered bank that offers its customers a variety of credit card, other consumer loan and deposit products. Discover Network operates a credit card transaction processing network for Discover Card-branded and third-party issued credit cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network that offers transaction processing and marketing services to licensees globally.

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

On March 31, 2008, the Company sold its Goldfish credit card business, based in the United Kingdom, to Barclays Bank PLC. This business represented substantially all of the Company’s International Card segment. The International Card segment is presented in discontinued operations in this report and except where noted, all amounts in the notes to the consolidated financial statements relate solely to continuing operations.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments which are necessary for a fair presentation of the results for the quarter. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results could differ from these estimates. These interim consolidated financial statements should be read in conjunction with the Company’s 2008 audited consolidated and combined financial statements filed with the Company’s annual report on Form 10-K for the year ended November 30, 2008.

Recently Issued Accounting Pronouncements

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to align it with the impairment guidance within Statement No. 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. Both standards will now require that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. FSP EITF 99-20-1 applies to the Company’s certificated retained interests in DCENT and its investments in the credit card asset-backed securities of other issuers. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The application of this guidance did not impact the Company’s financial condition, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures include how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk. The FSP is effective for fiscal years ending after December 15, 2009. The application of this guidance will only affect disclosures and therefore will not impact the Company’s financial condition, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). This FSP was issued in advance of the finalization of other proposed amendments to FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended (“Statement No. 140”) and FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (“FIN 46R”) and requires additional disclosures about transfers of financial assets and about an entity’s involvement with variable interest entities. This FSP is applicable to financial statements issued for periods ending after December 15, 2008. Adoption of this FSP affected disclosures only and therefore had no impact on the Company’s financial condition, results of operations or cash flows.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures designed to help investors better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of Statement No. 161 impacted disclosures only and therefore had no impact on the Company’s financial condition, results of operations or cash flows.

2.	Discontinued Operations

On March 31, 2008, the Company sold its Goldfish credit card business, based in the United Kingdom and previously reported as the International Card segment, to Barclays Bank PLC. The aggregate sale price under the agreement was £35 million (which was equivalent to approximately $70 million), which was paid in cash at closing.

The following table provides summary financial information for discontinued operations related to the sale of the Company’s Goldfish business (dollars in thousands):

For the Three Months Ended February 29, 2008
Revenues(1)	$98,564

Income from discontinued operations	$23,630
Loss on impairment of discontinued operations	(235,630)

Pretax loss from discontinued operations	(212,000)
Income tax benefit	(54,385)

Loss from discontinued operations, net of tax	$(157,615)

(1)	Revenues are the sum of net interest income and other income.

3.	Investment Securities

The Company’s investment securities consist of the following (dollars in thousands):

	February 28, 2009	November 30, 2008
U.S. Treasury and other U.S. government agency obligations	$15,848	$16,495
States and political subdivisions of states	70,135	70,290
Other securities:
Certificated retained interests in DCENT	977,204	981,742
Credit card asset-backed securities of other issuers	165,732	85,762
Asset-backed commercial paper notes	59,586	59,586
Other debt and equity securities	14,075	14,069

Total other securities	1,216,597	1,141,159

Total investment securities	$1,302,580	$1,227,944

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At February 28, 2009
Available-for-Sale Investment Securities(1)
Certificated retained interests in DCENT	$1,065,000	$—	$(87,796)	$977,204
Credit card asset-backed securities of other issuers	161,517	5,016	(801)	165,732
Asset-backed commercial paper notes	59,586	—	—	59,586
Equity securities(2)	15	—	—	15

Total available-for-sale investment securities	$1,286,118	$5,016	$(88,597)	$1,202,537

Held-to-Maturity Investment Securities(3)
U.S. Treasury and other U.S. government agency obligations:
Mortgage-backed securities	$14,800	$535	$—	$15,335
Other	1,048	1	—	1,049

Total U.S. Treasury and other U.S. government agency obligations	15,848	536	—	16,384
States and political subdivisions of states	70,135	—	(10,737)	59,398
Other debt securities	14,060	—	—	14,060

Total held-to-maturity investment securities	$100,043	$536	$(10,737)	$89,842

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At November 30, 2008
Available-for-Sale Investment Securities(1)
Certificated retained interests in DCENT	$1,065,000	$—	$(83,258)	$981,742
Credit card asset-backed securities of other issuers	85,843	627	(708)	85,762
Asset-backed commercial paper notes	59,586	—	—	59,586
Equity securities(2)	816	—	(787)	29

Total available-for-sale investment securities	$1,211,245	$627	$(84,753)	$1,127,119

Held-to-Maturity Investment Securities(3)
U.S. Treasury and other U.S. government agency obligations:
Mortgage-backed securities	$15,449	$379	$—	$15,828
Other	1,046	2	—	1,048

Total U.S. Treasury and other U.S. government agency obligations	16,495	381	—	16,876
States and political subdivisions of states	70,290	93	(17,132)	53,251
Other debt securities	14,040	—	—	14,040

Total held-to-maturity investment securities	$100,825	$474	$(17,132)	$84,167

(1)	Available-for-sale investment securities are reported at fair value.
(2)	For the three months ended February 28, 2009 and February 29, 2008, the Company recorded other-than-temporary impairments of $0.8 million and $1.2 million, respectively, related to an equity investment classified as available-for-sale.
(3)	Held-to-maturity investment securities are reported at amortized cost.

Certificated retained interests in DCENT are certificated Class B and Class C notes issued by DCENT, which the Company now holds as other retained beneficial interests. For more information on the fair value calculations of these investment securities, see Note 13: Fair Value Disclosures. The changes in the fair value of available-for-sale investment securities are recorded in other comprehensive income. During the three months ended February 28, 2009 and February 29, 2008, the Company recorded $4.5 million of gross unrealized losses and $12.1 million of gross unrealized losses, respectively, and no unrealized gains through other comprehensive income on these investment securities.

Credit card asset-backed securities of other issuers are investments in highly rated third-party credit card asset-backed securities which the Company purchased in the fourth quarter 2008 and first quarter 2009. During the three months ended February 28, 2009, the Company recorded $4.4 million of gross unrealized gains and $0.1 million of gross unrealized losses through other comprehensive income on these investment securities.

At February 28, 2009, the Company had $10.7 million of net unrealized losses on its held-to-maturity investment securities in state and political subdivisions, compared to $17.0 million of net unrealized losses at November 30, 2008. The Company believes the unrealized loss on these investments is the result of changes in interest rates subsequent to the Company’s acquisitions of these securities and that the reduction in value is temporary. Additionally, the Company expects to collect all amounts due according to the contractual terms of these securities.

4.	Loan Receivables

Loan receivables consist of the following (dollars in thousands):

	February 28, 2009	November 30, 2008
Credit card loans:
Discover Card(1)	$25,704,794	$23,348,134
Discover Business Card	451,887	466,173

Total credit card loans	26,156,681	23,814,307
Other consumer loans:
Personal loans	1,162,094	1,028,093
Student loans	642,624	299,929
Other	72,809	74,282

Total other consumer loans	1,877,527	1,402,304

Total loan receivables	28,034,208	25,216,611
Allowance for loan losses	(1,878,942)	(1,374,585)

Net loan receivables	$26,155,266	$23,842,026

(1)	Amount includes $16.7 billion and $14.8 billion of the Company’s seller’s interest in credit card securitizations at February 28, 2009 and November 30, 2008, respectively. See Note 5: Credit Card Securitization Activities for further information.

Activity in the allowance for loan losses is as follows (dollars in thousands):

	For the Three Months Ended
	February 28, 2009	February 29, 2008
Balance at beginning of period	$1,374,585	$759,925
Additions:
Provision for loan losses	937,813	305,632
Deductions:
Charge-offs	(481,279)	(245,628)
Recoveries	47,823	40,449

Net charge-offs	(433,456)	(205,179)

Balance at end of period	$1,878,942	$860,378

Information regarding net charge-offs of interest and fee revenues on credit card loans is as follows (dollars in thousands):

	For the Three Months Ended
	February 28, 2009	February 29, 2008
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$111,380	$56,973
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$41,118	$24,069

Information regarding loan receivables that are over 90 days delinquent and accruing interest and loan receivables that are not accruing interest is as follows (dollars in thousands):

	February 28, 2009	November 30, 2008
Loans over 90 days delinquent and accruing interest	$623,564	$444,324
Loans not accruing interest	$204,682	$173,123

5.	Credit Card Securitization Activities

The Company has accessed the term asset securitization market through the Discover Card Master Trust I and, beginning July 26, 2007, DCENT, into which credit card loan receivables generated in the U.S. Card segment are transferred to securitization trusts and from which beneficial interests are issued to investors. The Company continues to own and service the accounts that generate the transferred loan receivables. The Discover Card Master Trust I debt structure consists of Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates and a cash collateral account. DCENT includes up to four classes of securities sold to investors, the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated, classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated classes of notes. These trusts are not subsidiaries of the Company, and as such, are excluded from the consolidated financial statements in accordance with GAAP. The Company’s securitization activities generally qualify as sales under GAAP and accordingly are not treated as secured financing transactions. As such, credit card loan receivables equal to the amount of the investor interests in transferred loan receivables are removed from the consolidated statements of financial condition.

The Company’s retained interests in credit card asset securitizations include an undivided seller’s interest, certain subordinated tranches of notes, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights, the interest-only strip receivable and other retained interests. The undivided seller’s interest is not represented by security certificates and is reported in loan receivables. The Company’s undivided seller’s interest ranks pari passu with investors’ interests in the securitization trusts. The remaining retained interests are subordinate to certain investors’ interests and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors of the trusts. Subordinated retained interests represented by a security are recorded in available-for-sale investment securities at amounts that approximate fair value, with changes in the fair value estimates recorded in other comprehensive income, net of tax. All other subordinated retained interests are recorded in amounts due from asset securitization at amounts that approximate fair value. Changes in the fair value estimates of these other subordinated retained interests are recorded in securitization income. For more information on the fair value calculations of these retained interests, see Note 13: Fair Value Disclosures.

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

The following table summarizes the Company’s retained interests in credit card securitizations (dollars in thousands):

	February 28, 2009	November 30, 2008
Available-for-sale investment securities	$977,204	$981,742
Loan receivables (seller’s interest)(1)	16,659,695	14,831,938
Amounts due from asset securitization:
Cash collateral accounts(2)	956,105	1,121,447
Accrued interest receivable	403,851	473,694
Interest-only strip receivable	198,536	300,120
Other subordinated retained interests	274,607	315,823
Other	14,094	22,516

Amounts due from asset securitization	1,847,193	2,233,600

Total retained interests	$19,484,092	$18,047,280

(1)	Loan receivables net of allowance for loan losses were $15.6 billion and $14.0 billion at February 28, 2009 and November 30, 2008, respectively.
(2)	$0.9 billion and $1.0 billion at February 28, 2009 and November 30, 2008, respectively, are pledged as security against a long-term borrowing. See Note 8: Long-Term Borrowings.

The Company’s retained interests are subject to credit, payment and interest rate risks on the transferred credit card receivables. To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause the Company to sustain a loss of one or more of its retained interests and could prompt the need for the Company to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. The Company refers to this as the “economic early amortization” feature. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges billed, certain fee assessments, allocations of discount and interchange, and recoveries on charged off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive a contractual rate of return and the Company is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are paid to the Company and recorded as excess spread, included in securitization income on the Company’s consolidated statements of income. An excess spread of less than 0% for a contractually specified period, generally a three month average, would trigger an economic early amortization event. Once the excess spread falls below 0%, the receivables that would have been subsequently purchased by the trust from the Company will instead continue to be recognized on the Company’s statement of financial condition since the cash flows generated in the trust would be used to repay principal to investors. Such an event could result in the Company incurring losses related to its subordinated retained interests, including amounts due from asset securitization and available-for-sale investment securities. The investors and the securitization trusts have no recourse to the Company’s other assets for a shortage in cash flows.

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

In addition to performance measures associated with the transferred credit card loan receivables, there are other events or conditions which could trigger an early amortization event. As of February 28, 2009, no economic or other early amortization events have occurred. In addition, excess spread rates have been in excess of levels which would require excess cash flows to be held at the trust and not paid to the Company.

The table below provides information concerning investor interest and related excess spreads at February 28, 2009 (dollars in thousands):

	Investor Interest	# of Series Outstanding	3-Month Rolling Average Excess Spread
Interchange series(1)	$11,915,795	14	7.38%
Non-interchange series(2)	2,789,475	3	4.43%

Discover Card Master Trust I	14,705,270	17	4.43%
Discover Card Execution Note Trust(1)	7,865,000	20	6.00%

Total Company	$22,570,270	37

(1)	Discover Card Master Trust I certificates issued on or after November 4, 2004 and all notes issued by DCENT include cash flows derived from discount and interchange revenue earned by Discover Bank.
(2)	The non-interchange series is not part of DCENT and is therefore not subject to the 4.50% excess spread trigger that requires cash to be held at the trust.

During the three months ended February 28, 2009 and February 29, 2008, the Company recognized a net revaluation of its subordinated retained interests, principally the interest-only strip receivable, consisting of losses of $98.2 million and gains of $75.0 million, respectively, in securitization income in the consolidated statements of income. Included in the February 29, 2008 amount is $36.8 million of initial gains on new securitization transactions, net of issuance discounts, as applicable. For the three months ended February 28, 2009, the Company did not complete any credit card securitizations and, therefore, had no initial gains.

The following table summarizes certain cash flow information related to the securitized pool of loan receivables (dollars in millions):

	For the Three Months Ended
	February 28, 2009	February 29, 2008
Proceeds from third-party investors in new credit card securitizations	$—	$2,549
Proceeds from collections reinvested in previous credit card securitizations	$10,026	$14,139
Contractual servicing fees received	$124	$137
Cash flows received from retained interests	$633	$719
Purchases of previously transferred credit card receivables (securitization maturities)	$2,989	$3,816

The Company did not complete any credit card securitizations during the three months ended February 28, 2009. Key estimates used in measuring the fair value of the interest-only strip receivable at the date of securitization that resulted from credit card securitizations completed during the three months ended February 29, 2008 were as follows:

	For the Three Months Ended
	February 28, 2009	February 29, 2008
Weighted average life (in months)	N/A	4.3 – 5.0
Payment rate (rate per month)	N/A	19.80%
Principal charge-offs (rate per annum)	N/A	5.10%
Discount rate (rate per annum)	N/A	12.00%

Key estimates and the sensitivity of the reported fair value of the interest-only strip receivable to immediate 10% and 20% adverse changes in those estimates were as follows (dollars in millions):

	February 28, 2009	November 30, 2008
Interest-only receivable strip (carrying amount/fair value)	$199	$300
Weighted average life (in months)	5.1	4.6
Weighted average payment rate (rate per month)	17.90%	18.52%
Impact on fair value of 10% adverse change	$(12)	$(21)
Impact on fair value of 20% adverse change	$(23)	$(39)
Weighted average principal charge-offs (rate per annum)	8.47%	6.83%
Impact on fair value of 10% adverse change	$(76)	$(55)
Impact on fair value of 20% adverse change	$(122)	$(110)
Weighted average discount rate (rate per annum)	15.00%	12.50%
Impact on fair value of 10% adverse change	$(1)	$(1)
Impact on fair value of 20% adverse change	$(2)	$(3)
Cash collateral accounts (carrying amount/fair value)	$956	$1,121
Weighted average discount rate (rate per annum)	2.43%	2.59%
Impact on fair value of 10% adverse change	$(5)	$(7)
Impact on fair value of 20% adverse change	$(11)	$(13)
Certificated retained beneficial interests (carrying amount/fair value)	$977	$982
Weighted average discount rate (rate per annum)	11.34%	10.29%
Impact on fair value of 10% adverse change	$(12)	$(13)
Impact on fair value of 20% adverse change	$(25)	$(25)

The sensitivity analyses of the interest-only strip receivable, cash collateral accounts and certificated retained beneficial interests are hypothetical and should be used with caution. Changes in fair value based on a 10% or 20% variation in an estimate generally cannot be extrapolated because the relationship of the change in the estimate to the change in fair value may not be linear. Also, the effect of a variation in a particular estimate on the fair value of the interest-only strip receivable, specifically, is calculated independent of changes in any other estimate; in practice, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower payments and increased charge-offs), which might magnify or counteract the sensitivities. In addition, the sensitivity analyses do not consider any action that the Company may take to mitigate the impact of any adverse changes in the key estimates.

The table below presents quantitative information about delinquencies, net principal charge-offs and components of managed credit card loans, including securitized loans (dollars in millions):

	February 28, 2009		For the Three Months Ended February 28, 2009
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Charge-offs
Managed credit card loans	$49,011	$2,651	$50,254	$820
Less: Securitized credit card loans	22,854	1,261	24,145	396

Owned credit card loans	$26,157	$1,390	$26,109	$424

	November 30, 2008		For the Three Months Ended November 30, 2008
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Charge-offs
Managed credit card loans	$49,693	$2,317	$49,420	$686
Less: Securitized credit card loans	25,879	1,234	27,761	391

Owned credit card loans	$23,814	$1,083	$21,659	$295

6.	Deposits

A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	February 28, 2009	November 30, 2008
Certificates of deposit in amounts less than $100,000(1)	$22,031,180	$22,083,962
Certificates of deposit in amounts of $100,000(1) or greater	2,142,897	1,808,320
Savings deposits, including money market deposit accounts	4,078,070	4,559,864

Total interest-bearing deposits	$28,252,147	$28,452,146

Average annual interest rate	4.30%	4.67%

(1)	Represents the basic insurance amount covered by the FDIC. Effective October 23, 2008, the United States Congress temporarily increased FDIC deposit insurance to $250,000 through December 31, 2009.

At February 28, 2009, certificates of deposit maturing over the next five years and thereafter were as follows (dollars in thousands):

Year	Amount
2009	$6,522,797
2010	$6,122,403
2011	$3,466,083
2012	$2,934,754
2013	$3,452,794
Thereafter(1)	$1,675,246

(1)	Includes certificates of deposits which may be called by the Company prior to their contractual maturity at specific intervals of time.

7.	Short-Term Borrowings

Short-term borrowings consist of term and overnight Federal Funds purchased and other short-term borrowings with original maturities less than one year. The following table identifies the balances and weighted average interest rates on short-term borrowings outstanding at period end (dollars in thousands):

	February 28, 2009		November 30, 2008
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overnight Federal Funds purchased	$375,000	0.28%	$—	—
Other short-term borrowings(1)	2,000,000	0.25%	500,000	0.60%

Total short-term borrowings	$2,375,000	0.26%	$500,000	0.60%

(1)	Other short-term borrowings consist of amounts borrowed under the Federal Reserve’s Term Auction Facility. The Company was required to pledge $2.7 billion and $0.7 billion of loan receivables against this borrowing as of February 28, 2009 and November 30, 2008, respectively.

8.	Long-Term Borrowings

Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the outstanding amounts and general terms of the Company’s long-term borrowings (dollars in thousands):

	February 28, 2009		November 30, 2008
Funding source	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Bank notes	$—	—	$249,977	2.54%	3-month LIBOR(1) + 15 basis points	February 2009
Secured borrowings	630,001	0.87%	682,456	3.05%	Commercial paper rate + 50 basis points	December 2010(2)
Unsecured borrowings:
Floating rate senior notes	400,000	2.63%	400,000	3.35%	3-month LIBOR + 53 basis points	June 2010
Fixed rate senior notes	399,324	6.45%	399,304	6.45%	6.45% fixed	June 2017

Total unsecured borrowings	799,324		799,304
Capital lease obligations	3,306	6.26%	3,646	6.26%	6.26% fixed	various

Total long-term borrowings	$1,432,631		$1,735,383

(1)	London Interbank Offered Rate (“LIBOR”).
(2)	Repayment is dependent upon the available balances of the cash collateral accounts at the various maturities of underlying securitization transactions, with final maturity in December 2010.

The Company entered into a 59-month unsecured credit agreement that became effective July 2, 2007. The agreement provides for a revolving credit commitment of up to $2.4 billion (of which the Company may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). As of February 28, 2009, the Company had no outstanding balances due under the facility. The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate, LIBOR, the EURIBOR or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitment may be terminated upon an event of default.

9.	Employee Benefit Plans

The Company sponsors defined benefit pension and other postretirement plans for its eligible U.S. employees; however, in October 2008, the Company announced to its employees the discontinuation of the accrual of future benefits in its defined benefit pension plans effective December 31, 2008. For more information, see the Company’s annual report on Form 10-K for the year ended November 30, 2008.

Net periodic benefit (income) cost expensed by the Company included the following components (dollars in thousands):

	Pension		Postretirement
	For the Three Months Ended		For the Three Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Service cost, benefits earned during the period	$255	$4,206	$194	$269
Interest cost on projected benefit obligation	5,047	4,998	394	361
Expected return on plan assets	(6,027)	(6,009)	—	—
Net amortization	(2)	(560)	(38)	(116)

Net periodic benefit (income) cost	$(727)	$2,635	$550	$514

On December 1, 2008, the Company adopted the measurement date provision of FASB Interpretation of Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), resulting in a $1.8 million pretax reduction of retained earnings ($1.1 million after tax).

10.	Income Taxes

Income tax expense from continuing operations consisted of the following (dollars in thousands):

	For the Three Months Ended
	February 28, 2009	February 29, 2008
Current:
U.S. federal	$241,256	$127,700
U.S. state and local	30,231	21,752
International	975	(5)

Total	272,462	149,447
Deferred:
U.S. federal	(178,019)	2,247
U.S. state and local	(18,744)	407

Total	(196,763)	2,654

Income tax expense	$75,699	$152,101

The following table reconciles the Company’s effective tax rate from continuing operations to the U.S. federal statutory income tax rate:

	For the Three Months Ended
	February 28, 2009	February 29, 2008
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.8	3.2
Other	(0.2)	0.7

Effective income tax rate	38.6%	38.9%

11.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

The following table presents the calculation of basic and diluted EPS (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended
	February 28, 2009	February 29, 2008
Numerator:
Income from continuing operations	$120,394	$238,829
Loss from discontinued operations, net of tax	—	(157,615)

Net income	$120,394	$81,214

Denominator:
Weighted average common shares outstanding	480,497	478,518
Effect of dilutive stock options and restricted stock units	4,546	3,226

Weighted average common shares outstanding and common stock equivalents	485,043	481,744

Basic earnings per share:
Income from continuing operations	$0.25	$0.50
Loss from discontinued operations, net of tax	—	(0.33)

Net income	$0.25	$0.17

Diluted earnings per share:
Income from continuing operations	$0.25	$0.50
Loss from discontinued operations, net of tax	—	(0.33)

Net income	$0.25	$0.17

For the three months ended February 28, 2009 and February 29, 2008, the Company had 7.4 million and 5.9 million, respectively, of anti-dilutive securities related to stock options and restricted stock units. As a result, these securities were excluded from the computation of diluted EPS.

12.	Commitments, Contingencies and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2013. At February 28, 2009, future minimum payments on leases with remaining terms in excess of one year, consist of the following (dollars in thousands):

	February 28, 2009
	Capitalized Leases	Operating Leases
2009	$1,184	$4,633
2010	1,579	5,859
2011	790	4,612
2012	—	4,537
2013	—	3,037
Thereafter	—	14,167

Total minimum lease payments	3,553	$36,845

Less: amount representing interest	247

Present value of net minimum lease payments	$3,306

Unused commitments to extend credit. At February 28, 2009, the Company had unused commitments to extend credit for consumer and commercial loans of approximately $193 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

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

Discontinued Operations. Under the sale and purchase agreement to sell the Company’s Goldfish business, the Company indemnified the purchasers of the Goldfish business, including Barclays Bank PLC, against certain liabilities and losses. Such indemnities are customary in sale and purchase transactions and are contingent upon the purchasers incurring liabilities or losses that are not otherwise recoverable from third parties. Indemnification obligations of the Company include those related to the enforceability and transferability of the Goldfish credit card receivables. The maximum potential payments by the Company under the enforceability and transferability indemnification obligations is £129 million (approximately $184 million as of February 28, 2009), and Barclays Bank PLC must provide notice to the Company of any such claims within 12 months of the transaction closing date, March 31, 2008. At February 28, 2009, there were no material amounts recorded in the Company’s consolidated financial statements related to indemnification obligations under the agreement for the sale of the Goldfish business, and management believes that there is a low probability of any future material payments under these arrangements.

Securitized Asset Representations and Warranties. As part of the Company’s securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. The Company has not recorded any contingent liability in the consolidated financial statements for these representations and warranties, and management believes that the probability of any payments under these arrangements is low.

Diners Club. Diners Club has entered into contractual relationships with certain international merchants, which generally include travel-related businesses, for the benefit of all Diners Club licensees. The licensees hold the primary liability to settle the transactions of their cardmembers with these merchants. However, Diners Club retains a counterparty exposure if a licensee fails to meet its financial payment obligation to one of these merchants. While Diners Club has contractual remedies to offset this counterparty exposure, in the event that all licensees were to become unable to settle their transactions with these merchants, the Company estimates its maximum potential counterparty exposure to be approximately $573 million based on historical transaction volume with these merchants.

Additionally, Diners Club retains counterparty exposure if a licensee fails to settle amounts resulting from cardmember transactions processed in the territory of another licensee. While Diners Club has contractual remedies to offset this counterparty exposure, in the event all licensees were to become unable to settle their transactions with another licensee, the Company estimates its maximum potential counterparty exposure to be approximately $79 million based on historical transaction volume between licensees.

With regard to the two counterparty exposures discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s insignificant historical losses with regard to these counterparty exposures. As of February 28, 2009, the Company has not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

Merchant Chargeback Guarantees. The Company issues credit cards and owns and operates the Discover Network. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the cardholder and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the cardholder’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its cardholder’s account. The Discover Network will then charge back the transaction to the merchant or merchant acquirer. If the Discover Network is unable to collect the amount from the merchant or merchant acquirer, it will bear the loss for the amount credited or refunded to the cardholder. In most instances, a payment obligation by the Discover Network is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not scheduled to be provided to the cardholder until some later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. The maximum potential amount of future payments related to such contingent obligations is estimated to be the portion of the total Discover Network transaction volume processed to date for which timely and valid disputes may be raised under applicable law and relevant issuer and cardholder agreements. However, the Company believes that amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Three Months Ended
	February 28, 2009	February 29, 2008
Losses related to merchant chargebacks (in thousands)	$1,655	$1,896
Aggregate transaction volume (in millions)(1)	$22,926	$24,691

(1)	Represents period transactions processed on Discover Network to which a potential liability exists which, in aggregate, can differ from credit card sales volume.

The amount of contingent liability related to the Company’s merchant chargeback guarantee was not material at February 28, 2009 and November 30, 2008. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.

The table below provides information regarding the Company’s settlement withholdings and escrow deposits (dollars in thousands):

	February 28, 2009	November 30, 2008
Settlement withholdings and escrow deposits	$50,591	$73,388

Settlement withholdings and escrow deposits are recorded in either interest-bearing deposit accounts or accrued expenses and other liabilities on the Company’s consolidated statements of financial condition.

13.	Fair Value Disclosures

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

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	February 28, 2009		November 30, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$8,724,208	$8,724,208	$10,171,143	$10,171,143
Investment securities:
Available-for-sale	$1,202,537	$1,202,537	$1,127,119	$1,127,119
Held-to-maturity	$100,043	$89,842	$100,825	$84,167
Net loan receivables	$26,155,266	$26,421,116	$23,842,026	$24,058,173
Amounts due from asset securitization	$1,847,193	$1,847,193	$2,233,600	$2,233,600
Derivative financial instruments	$6,382	$6,382	$4,102	$4,102

Financial Liabilities
Deposits	$28,334,318	$29,281,471	$28,530,521	$28,715,427
Short-term borrowings	$2,375,000	$2,375,000	$500,000	$500,000
Long-term borrowings	$1,432,631	$1,352,810	$1,735,383	$1,638,067
Derivative financial instruments	$47	$47	$1,895	$1,895

Cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to maturities of less than three months.

Available-for-sale investment securities. Investment securities classified as available-for-sale are recorded at their fair values. Investment securities consist primarily of certificated subordinated interests issued by DCENT that have been acquired by the Company, credit card asset-backed securities issued by other institutions and mortgage-backed commercial paper notes of one issuer. Fair values of certificated retained interests and credit card asset-backed securities of other issuers are estimated utilizing discounted cash flow analyses, where estimated contractual principal and interest cash flows are discounted at current market rates for the same or comparable transactions. For certificated subordinated interests issued by DCENT that were acquired by the Company for which there is little or no market activity, discount rates are derived from indicative pricing observed in the most recent active market for such instruments, adjusted for changes occurring thereafter in relative credit spreads and liquidity risk premiums. The commercial paper notes classified as available for sale are currently in default. Because they are no longer traded, fair value of the notes is determined utilizing a valuation analysis reflecting an estimate of the market value of the assets held by the issuer.

Held-to-maturity investment securities. The estimated fair values of investment securities classified as held-to-maturity are based on quoted market prices utilizing public information for the same or comparable securities or information estimated through market pricing data.

Net loan receivables. The Company’s loan receivables include loans to consumers and commercial loans. To estimate the fair value of loan receivables, loans are aggregated into pools of similar loan types, characteristics and expected repayment terms. The fair values of the loans are estimated by discounting expected future cash flows using a rate at which similar loans could be made under current market conditions.

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

Deposits. The carrying values of money market deposit, non-interest bearing deposits, interest bearing demand deposits and savings accounts approximate their fair values due to the liquid nature of these deposits. For time deposits for which readily available market rates do not exist, fair values are estimated by discounting expected future cash flows using market rates currently offered for deposits with similar remaining maturities.

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

The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates, such as LIBOR, and uses interest rate swaps to manage its exposure to changes in fair value of these obligations attributable to changes in LIBOR. These interest rate swaps involve the receipt of fixed rate amounts from counterparties in exchange for the Company making variable rate payments over the life of the agreement without the exchange of the underlying notional amount. Most of these agreements are designated to hedge interest-bearing deposits and qualify as fair value hedges in accordance with Statement No. 133. The Company also has interest rate swap agreements that are not designated as hedges. Such agreements are not speculative and are also used to manage interest rate risk but are not designated for hedge accounting or do not meet the strict hedge accounting requirements of Statement No. 133. The following tables identify the notional amounts, fair values and classification in the statement of financial condition of the Company’s outstanding interest rate swaps at February 28, 2009 (dollars in thousands):

	Notional Amount	Weighted Average Years to Maturity
Interest rate swaps designated as fair value hedging instruments:	$265,635	8.0
Interest rate swaps not designated as hedging instruments:	$97,365	4.6

	Derivative Assets As of February 28, 2009		Derivative Liabilities As of February 28, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as hedging instruments:	Other assets	$3,683	Accrued expenses and other liabilities	$42

Interest rate swaps not designated as hedging instruments:	Other assets	$2,699	Accrued expenses and other liabilities	$5

For the Company’s derivative financial instruments that were designated as hedging instruments, changes in the fair value of the derivative contracts and the interest-bearing deposits were recorded in interest expense. Interest expense also included the effect of the termination of derivatives and hedged deposits, and the amortization of basis adjustments to the fair value of the interest-bearing deposits that arose from the previous designated hedging relationships. For derivative contracts that were not designated or did not quality as fair value hedges, the Company recorded changes in the fair values of these derivative contracts in other income. The table below presents the effect of the Company’s derivatives on the consolidated statement of income (dollars in thousands):

	For the Three Months Ended February 28, 2009
	Location of Gain/(Loss) Recognized in Income	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Amount of Gain/(Loss) Recognized in Income
Derivatives designated as fair value hedging instruments:	Interest expense- Ineffectiveness	$1,279	$(2,200)	$(921)
	Interest expense- Other	$6,408	$4,460	$10,868

Derivatives not designated as hedging instruments:	Other income	$1,408	$—	$1,408

The Company limits its credit exposure on derivatives by entering into contracts with institutions that are established dealers and that maintain certain minimum credit criteria established by the Company. The Company does not have any credit support arrangements with respect to outstanding derivative contracts that would require the posting of collateral when in a liability position. The Company’s exposure to counterparties at February 28, 2009 was not material.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. Statement of Financial Accounting Standards No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at February 28, 2009, and indicates the level within the fair value hierarchy with which each of those items is associated. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active or inactive markets, quoted prices for the identical assets in an inactive market, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Fair values determined by Level 3 inputs utilize unobservable inputs, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The FASB has recently clarified in FSP FAS 157-3 that in inactive markets, the use of Level 3 inputs may result in fair value estimates that are more reliable than those that would be indicated by the use of quoted prices. Disclosures concerning assets and liabilities measured at fair value on a recurring basis at February 28, 2009 are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at February 28, 2009

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at February 28, 2009
Assets
Available-for-sale investment securities	$15	$—	$1,202,522	$1,202,537
Amounts due from asset securitization(1)	$—	$—	$1,154,641	$1,154,641
Derivative financial instruments(2)	$—	$6,382	$—	$6,382
Liabilities
Derivative financial instruments(2)	$—	$47	$—	$47

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.
(2)	The Company does not offset the fair value of derivative contracts with a negative fair value against the fair value of contracts with a positive fair value.

The Company considers relevant and observable market prices in its valuations, evaluating the frequency of transactions, the size of the bid-ask spread and the significance of adjustments made when comparing similar transactions to assess the relevance of those observed prices. If relevant and observable prices are available, the fair values of the related assets or liabilities would be classified as Level 2. If relevant and observable prices are not available, other valuation techniques would be used and the fair values of the financial instruments would be classified as Level 3. The Company utilizes both observable and unobservable inputs in determining the fair values of financial instruments classified within the Level 3 category. The level to which an asset or liability is classified is based upon the lowest level of input that is significant to the fair value measurement. If the fair value of an asset or liability is measured based on observable inputs as well as unobservable inputs which contributed significantly to the determination of fair value, the asset or liability would be classified in Level 3 of the fair value hierarchy.

The Level 3 category includes the Company’s certificated interests in the form of Class B and Class C notes issued by DCENT, which are reported in available-for-sale investment securities. Prior to the fourth quarter of 2008, the Company’s valuation of these investments utilized the discount rate reflecting bid-ask spreads derived from observable transactions. At February 28, 2009, and in accordance with FSP FAS 157-3, the Company utilized a discount rate reflective of the implied rate of return as of September 25, 2008, the last date on which the Company considered the market for these assets to be active, adjusted for changes occurring thereafter in relative credit spreads and liquidity risk premiums. We considered the following factors in determining that the market for credit card asset-backed securities has been inactive since the fourth calendar quarter of 2008:

•

Primary market credit card asset-backed securitization transactions averaged $6 billion to $9 billion monthly from the beginning of 2006 through May 2008, decreasing to a level of approximately $4 billion per month through September 2008, followed by a lack of primary issuance transactions altogether after September 25, 2008 (excluding issuances to related parties). Given the absence of primary market transactions since that date, more recent observable data did not exist as of February 28, 2009.

•

Prior to October 2008, quoted market spreads of primary market credit card asset-backed securitizations, which the Company historically relied on in valuing its certificated retained interests, demonstrated relatively little variability among the various pricing sources. Beginning in October 2008 and continuing through the first quarter of 2009, these indicative spreads have reflected a high degree of variability among different pricing sources.

•

Beginning in October 2008 and continuing through the first quarter of 2009, bid-ask spreads have widened significantly among credit card asset-backed securities market participants, resulting in the absence of primary market transactions after September 25, 2008.

The weighted average discount rate assumptions used in valuing the Class B and Class C notes were 9.06% and 12.50%, respectively, at February 28, 2009. These discount rates reflect incremental liquidity risk premiums of 125 basis points and 175 basis points on our Class B and Class C notes, respectively, added to the rates in the fourth quarter of 2008 and incremental credit risk premiums of 110 basis points and 155 basis points on the Class B and Class C notes, respectively, added to the rates in the first quarter of 2009. In determining these risk premiums, we considered the following information:

•	Changes to 1-month LIBOR, including a peak rate of 4.5875% in October 2008, and related widening of the spread between LIBOR and overnight indexed swaps by as much as 132 basis points;

•	A 100 basis point decline in the Federal Funds target rate in the fourth quarter of 2008; and

•

Recent ratings watch actions by ratings agencies impacting several of the largest credit card asset-backed securities issuers, including Discover on February 4, 2009, in response to deteriorating credit quality.

The Level 3 available-for-sale investment securities category also includes credit card asset-backed securities of other issuers which are investments in highly rated third-party credit card asset-backed securities and the Company’s investment in asset-backed commercial paper notes of Golden Key U.S. LLC. The fair value of the credit card asset-backed securities of other issuers reflects the low end of market indicative pricing based on a small number of recent distressed transactions. The fair value of the commercial paper notes of Golden Key U.S. LLC reflects an estimate of the market value of those assets held by the issuer, which has become increasingly reliant upon unobservable data as the market for mortgage-backed securities has continued to experience significant disruption.

Also included in the Level 3 category are cash collateral accounts deposited at the trust as credit enhancement to certain transferred receivables against which beneficial interests have been issued and the interest-only strip receivable, both of which are included in amounts due from asset securitization. The Company estimates the fair value of the cash collateral accounts utilizing the discounted present value of estimated contractual cash flows. The Company estimates the fair value of the interest-only strip receivable based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield, loan losses and payment rates, the interest rate paid to investors, and a discount rate commensurate with the risks involved.

The following table provides changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis. Net transfers in and/or out of Level 3 are presented using beginning of the period fair values.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

	Balance at November 30, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at February 28, 2009
Assets
Available-for-sale investment securities	$1,127,090	$1,633	(2)	$73,799	$—	$1,202,522
Amounts due from asset securitization(1)	$1,421,567	$(98,242	)(3)	$(168,684)	$—	$1,154,641

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.
(2)	Includes $1.9 million of accreted income recorded in other income, partially offset by a net unrealized pretax loss of $0.3 million recorded in other comprehensive income in the consolidated statement of financial condition. Amounts included in other comprehensive income are recorded on an after tax basis.
(3)	This unrealized loss is recorded in securitization income in the consolidated statement of income.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three months ended February 28, 2009, the Company had no impairments related to these assets.

As of February 28, 2009, the Company has not made any fair value elections with respect to any of its eligible assets and liabilities as permitted under the provisions of FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.

14.	Segment Disclosures

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

•

Other accounting policies applied to the operating segments are consistent with the accounting policies described in Note 2: Summary of Significant Accounting Policies to the audited consolidated and combined financial statements included in the Company’s annual report on Form 10-K for the year ended November 30, 2008.

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the U.S. Card segment.

•	Through its operation of the Discover Network, the U.S. Card segment incurs fixed marketing, servicing and infrastructure costs, which are not specifically allocated among the operating segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	Income taxes are not specifically allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis			Securitization Adjustment(2)	GAAP Basis
For the Three Months Ended	U.S. Card	Third-Party Payments(1)	Total		Total
February 28, 2009
Interest income	$1,603,362	$487	$1,603,849	$(788,056)	$815,793
Interest expense	438,338	79	438,417	(125,697)	312,720

Net interest income	1,165,024	408	1,165,432	(662,359)	503,073
Provision for loan losses	1,333,673	—	1,333,673	(395,860)	937,813
Other income(3)	863,223	60,234	923,457	266,499	1,189,956
Other expense	527,407	31,716	559,123	—	559,123

Income from continuing operations before income tax expense	$167,167	$28,926	$196,093	$—	$196,093

February 29, 2008
Interest income	$1,651,987	$628	$1,652,615	$(989,813)	$662,802
Interest expense	668,951	2	668,953	(329,512)	339,441

Net interest income	983,036	626	983,662	(660,301)	323,361
Provision for loan losses	627,068	—	627,068	(321,436)	305,632
Other income	602,411	34,268	636,679	338,865	975,544
Other expense	582,976	19,367	602,343	—	602,343

Income from continuing operations before income tax expense	$375,403	$15,527	$390,930	$—	$390,930

(1)	Diners Club was acquired on June 30, 2008.
(2)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(3)	The three months ended February 28, 2009 includes $475 million of income related to the Visa and MasterCard antitrust litigation settlement, which is included in the U.S Card segment.

15.	Subsequent Events

Participation in Capital Purchase Program. On March 13, 2009, the Company issued and sold to the United States Department of the Treasury (the “U.S. Treasury”) under the U.S. Treasury’s Capital Purchase Program (“CPP”) 1,224,558 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “senior preferred stock”), with a liquidation preference of $1,000 per share, and a ten-year warrant to purchase 20,500,413 shares of its common stock at an exercise price of $8.96 per share, subject to anti-dilution adjustments, for an aggregate purchase price of approximately $1.2 billion.

The senior preferred stock qualifies as Tier 1 capital and pays a cumulative dividend rate of five percent per annum for the first five years and a rate of nine percent per annum thereafter. The senior preferred stock is generally non-voting, other than class voting rights on certain matters that could amend the rights of or adversely affect the stock. The senior preferred stock terms provide that the stock may not be redeemed, as opposed to repurchased, prior to May 15, 2012 unless we have received aggregate gross proceeds from one or more qualified equity offerings (as described below) equal to $306,147,000. In such a case, we may redeem the senior preferred stock, in whole or in part, subject to the approval of the Federal Reserve Board, upon notice, up to a maximum amount equal to the aggregate net cash proceeds received by us from such qualified equity offerings. A “qualified equity offering” is a sale and issuance for cash by us, to persons other than us or our subsidiaries after March 13, 2009, of shares of perpetual preferred stock, common stock or a combination thereof, that in each case qualify as Tier 1 capital at the time of issuance under the applicable risk-based capital guidelines of the Federal Reserve Board. On or after May 15, 2012, the senior preferred stock may be redeemed by us at any time, in whole or in part, subject to the approval of the Federal Reserve Board and notice requirements.

Notwithstanding the foregoing, pursuant to a letter agreement between us and the U.S. Treasury, we are permitted, after obtaining the approval of the Federal Reserve Board, to repay the senior preferred stock at any time, and when such senior preferred stock is repaid, the U.S. Treasury is required to liquidate the warrant, all in accordance with The American Recovery and Reinvestment Act of 2009, as it may be amended from time to time, and any rules and regulations thereunder. The U.S. Treasury may transfer the senior preferred stock to a third party at any time. The U.S. Treasury may only transfer or exercise an aggregate of one half of the shares of common stock underlying the warrant prior to the earlier of the redemption of all of the shares of senior preferred stock and December 31, 2009.

Participation in the CPP restricts the Company’s ability to increase dividends on its common stock or to repurchase its common stock until three years have elapsed, unless (i) all of the senior preferred stock issued to the U.S Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S Treasury has been transferred to third parties, or (iii) the Company receives the consent of the U.S. Treasury. Participation in the CPP has required the Company to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the CPP.

Immediately prior to the issuance of the senior preferred stock and the warrant to the U.S. Treasury, the Company became a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act. Registration as a bank holding company subjects the Company to new legal and regulatory requirements, including minimum capital requirements, and subjects the Company to oversight, regulation and examination by the Federal Reserve.

Cash Dividend. On March 19, 2009, the Company’s board declared a cash dividend of $0.02 per share, payable on April 22, 2009, to stockholders of record at the close of business on April 1, 2009, a reduction from the $0.06 dividend declared in prior quarters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. These forward-looking statements speak only as of the date of this quarterly report, and there is no undertaking to update or revise them as more information becomes available.

The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the actions and initiatives of current and potential competitors; our ability to manage credit risks and securitize our receivables at acceptable rates and under sale accounting treatment; changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; the availability and cost of funding and capital; access to U.S. debt and deposit markets; the ability to manage our liquidity risk; losses in our investment portfolio; the ability to increase or sustain Discover Card usage or attract new cardmembers and introduce new products or services; our ability to attract new merchants and maintain relationships with current merchants; our ability to successfully achieve interoperability among our networks and maintain relationships with network participants; material security breaches of key systems; unforeseen and catastrophic events; our reputation; the potential effects of technological changes; the effect of political, economic and market conditions and geopolitical events; unanticipated developments relating to lawsuits, investigations or similar matters; the impact of current, pending and future legislation, regulation and regulatory and legal actions, including the Federal Reserve Board’s new rules limiting or modifying certain credit card practices and legislation related to government programs to stabilize the financial markets; our ability to attract and retain employees; the ability to protect our intellectual property; the impact of any potential future acquisitions; investor sentiment; resolution of our dispute with Morgan Stanley; and the restrictions on our operations resulting from financing transactions.

Additional factors that could cause our results to differ materially from those described below can be found under “Part II. Other Information—Item 1A. Risk Factors” in this quarterly report and “Part I.—Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended November 30, 2008 filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).

Introduction and Overview

Discover Financial Services is a leading credit card issuer and electronic payment services company. We offer credit cards as well as other financial products and services to qualified customers. We are also a leader in payment processing and related services for merchants and financial institutions. Our fiscal year ends on November 30 of each year.

Our primary revenues come from interest income earned on loan receivables, securitization income derived from the transfer of credit card loan receivables to securitization trusts and subsequent issuance of beneficial interests through securitization transactions, and fees earned from cardmembers, merchants and issuers. The primary expenses required to operate our business include funding costs (interest expense), loan loss provisions, cardmember rewards, and expenses incurred to grow, manage and service our loan receivables.

Our business activities are funded primarily through the raising of consumer deposits, the process of asset securitization, and both secured and unsecured debt. In a credit card securitization, loan receivables are first transferred to the securitization trust, from which beneficial interests are issued to investors. We continue to own and service the accounts that generate the securitized loans. The trusts utilized by us to facilitate asset securitization transactions are not our subsidiaries. These trusts are excluded from our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Because our securitization activities qualify as sales under GAAP and accordingly are not treated as secured financing transactions, we remove credit card loan receivables equal to the amount of the investor interests in securitized loans from our consolidated statements of financial condition. As a result, asset securitizations have a significant effect on our consolidated financial statements in that the portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer recorded in our consolidated statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions. See “—Accounting Treatment for Off-Balance Sheet Securitizations” below for information regarding proposed amendments to the accounting standards applicable to asset securitizations and see “—Outlook” below for a discussion of the current state of the securitization markets.

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

Key Highlights

•

Net income for the first quarter of 2009 was $120 million, up from $81 million in the first quarter of 2008. Net income for the first quarter of 2009 includes after tax revenue of approximately $297 million related to the Visa and MasterCard antitrust litigation settlement, as described in “Part II. Other Information—Item 1. Legal Proceedings.” The first quarter of 2008 includes a loss from discontinued operations related to the sale of the Goldfish business in March 2008 of $158 million.

•

The deteriorating economic environment, including higher unemployment, continues to put pressure on our customers, and thus, our delinquency and charge-off rates. The managed charge-off rate for the first quarter 2009 was 6.48%, compared to 4.33% for the first quarter of 2008. The managed over 30 days delinquency rate was 5.25% at February 28, 2009, up from 3.90% as of February 29, 2008 and, as a result, we have increased our reserve rate to 6.70%, up from 4.16% at February 29, 2008. The continued trends of higher charge-offs and lack of new securitization activity led to a revaluation loss on our interest-only strip receivable of $98 million in the first quarter 2009 compared to a gain of $75 million in the first quarter 2008.

•

Managed loans of $51 billion remained relatively unchanged from November 30, 2008, as declining sales volumes were offset by the effects of slowing payment rates and loan growth due to seasonal funding of our student loans. Our owned loans grew $2.8 billion, to $28 billion, primarily because approximately $3 billion of securitization maturities in the first quarter of 2009 were not replaced with new securitizations. The additional receivables contributed to approximately $165 million of the total addition of $504 million to our allowance for loan losses.

At the end of 2008, we increased our liquidity reserve and deposit issuance in anticipation of these first quarter 2009 securitization maturities. We continued to grow our direct-to-consumer and affinity deposit products in the first quarter, adding more than $800 million since November 30, 2008. For the remainder of 2009, we have approximately $2 billion of securitizations that mature primarily in the second half of the year. As our near-term funding needs are lower at February 28, 2009 compared to November 30, 2008, we have reduced our liquidity reserve by $1.1 billion to $8.3 billion.

•

Our net interest income increased $180 million from the first quarter 2008, to $503 million, and our interest rate spread rose 120 basis points to 4.44%. Higher on-balance sheet loans positively impacted interest income and the lower interest rate environment favorably impacted our cost of funds and interest expense. As we increase the use of deposits to fund higher levels of owned loan receivables, our on-balance sheet interest expense has grown as well, and has partially offset the favorable impact of the lower interest rate environment on our cost of funds.

•

During the quarter, we had higher transaction volume in our Third-Party Payments segment in comparison to first quarter 2008. Transaction volume in this segment grew 33% over the prior year to $35 billion, including a $6.3 billion volume contribution from Diners Club, which was acquired on June 30, 2008.

•

On March 13, 2009, we issued and sold shares of our preferred stock and a warrant to purchase shares of our common stock to the U.S. Department of the Treasury as part of the Capital Purchase Program for approximately $1.2 billion in cash. See “—U.S. Treasury Capital Purchase Program” below for more information.

Outlook

Our financial results continue to be adversely impacted by the challenging economic environment. Unemployment levels rose at a faster rate than many expected as the national unemployment rate reached 8.5% in March 2009. In addition, housing prices remain depressed, foreclosures are increasing, and consumer confidence remains low. We believe that these factors are contributing to lower payment rates and higher delinquency and charge-off rates in the industry overall. We expect to continue to operate in a very difficult environment for the remainder of 2009.

As a result of higher charge-offs and owned loan growth, and in anticipation of higher future charge-offs, we recorded a higher provision for loan losses in the first quarter of 2009. Our underwriting and portfolio management strategies are designed to manage exposure to credit losses. However, we expect the continued challenges in the consumer credit environment will lead to increasingly higher charge-off and reserve rates throughout 2009.

We remain committed to maintaining strong liquidity and capital positions, with $6.0 billion of equity and $8.3 billion in our liquidity reserve as of February 28, 2009. In March, we closed on our participation in the U.S. Treasury Capital Purchase Program and received approximately $1.2 billion of additional capital. We also decreased our dividend from $.06 per share to $.02 per share of common stock, which, if maintained at that level going forward, would preserve approximately $20 million of capital per quarter. We are also focused on portfolio management to limit our balance sheet exposure to risk and higher capital requirements. We have approximately $2 billion in asset-backed securities maturing during the remainder of 2009, and approximately $10 billion maturing during 2010. We will continue to seek to grow direct-to-consumer deposits as a source of funding in addition to utilizing other options to fund higher levels of owned loan receivables as a result of the disruptions in the asset-backed securitization market.

We obtain deposits through the brokered deposit market, in which third-party securities brokers offer our certificates of deposit to their customers; through the direct-to-consumer deposit market, in which we offer our deposit products directly to consumers; and through the affinity deposit market, in which we offer our deposit products through our affinity partners. Although our total deposits did not change significantly in the first quarter, we did increase our direct-to-consumer and affinity deposit products by more than $800 million. We expect that our direct-to-consumer and affinity deposit business will continue to grow during the remainder of 2009.

We are beginning to implement the comprehensive new rules on credit card practices and disclosures that were adopted by the Federal Reserve Board in December 2008, which will take effect in July 2010. These new rules limit or modify rate increases, payment allocation, default pricing, notice periods, two-cycle balance computation and consumer disclosures. In certain areas, such as two-cycle balance computation and timely payment, we have already implemented some changes or are already largely in compliance. We are working toward early compliance with respect to other requirements, but actual timing is unclear as we need to make significant systems and operational changes. We expect to be in full compliance by July 2010. Implementation of the rules may potentially have a negative impact on net interest margin. Legislation has been approved by Congressional committees that would accelerate the effective date of the Federal Reserve rules described above, and would impose additional requirements, including limitations on late and overlimit fees. It is unclear at this time whether any legislation will be adopted by Congress and, if adopted, what the content of such legislation will be.

Our Third-Party Payments segment experienced growth in transaction volume, revenues and pretax income in the first quarter of 2009. Diners Club contributed $6.3 billion of the total $35 billion in transaction volume, resulting in higher revenues. The inclusion of Diners Club in the first quarter 2009 also resulted in higher expenses. During the remainder of 2009, we do not expect revenues to be as high on a quarterly basis as Diners Club’s volume-based pricing system results in higher revenues at the beginning of the calendar year. Additionally, we expect expenses in this segment to rise throughout the rest of the year as we invest in the integration of Diners Club with our other networks.

Accounting Treatment for Off-Balance Sheet Securitizations

The Financial Accounting Standards Board (“FASB”) has issued proposed amendments to Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended (“Statement No. 140”), and FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). Under the proposed amendment to Statement No. 140, the concept of a qualifying special purpose entity (“QSPE”) will be eliminated. QSPEs are currently exempt from the consolidation provisions of FIN 46R, and as a result, amendments to that standard are being considered as well. Exposure drafts for proposed amendments to each standard were issued on September 15, 2008, and each was subject to a 60-day public comment period. Based on comments it received and other considerations, the FASB has reconsidered certain of its proposed changes, and the FASB may further revise the amendments before issuing final guidance. The changes to these standards, if adopted as proposed, may make it more difficult for us to maintain or establish sale accounting treatment in connection with transfers of financial assets in securitization transactions and could result in consolidation of the securitization entities by us. This would have a significant impact on our consolidated financial statements. For example, the impact of the potential consolidation, if applied as of February 28, 2009, would require us to add approximately $22 billion of securitized receivables to our assets and add the related debt issued to third-party investors to our liabilities. As proposed, each amended standard would become effective for us on December 1, 2009. For a discussion of certain risks to us associated with the proposed amendments, see the discussion under “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended November 30, 2008.

On September 15, 2008, the federal banking agencies issued a joint press release stating that they are evaluating the potential impact that these proposals could have on banking organizations’ financial statements, regulatory capital, and other regulatory requirements. In addition, a new FASB Staff Position, which requires additional disclosures for securitization activities prior to the effective date of the amendments to Statement No. 140 and FIN 46R, was issued on December 15, 2008. That guidance, FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”), requires inclusion of the new disclosures beginning with this report. See “Part I. Item 1. Financial Statements—Notes to Consolidated Financial Statements—5. Credit Card Securitization Activities.”

U.S. Treasury Capital Purchase Program

On March 13, 2009, we issued and sold to the U.S. Department of the Treasury (the “U.S. Treasury”) 1,224,558 shares of senior preferred stock and a ten-year warrant to purchase 20,500,413 shares of our common stock at an exercise price of $8.96 per share, subject to anti-dilution adjustments, for an aggregate purchase price of approximately $1.2 billion. The issuance is part of the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), under which the U.S. Treasury is purchasing senior preferred stock and warrants in eligible institutions to increase the flow of credit to businesses and consumers and to support the economy. For details regarding the terms of the sale of our securities, see “—Liquidity and Capital Resources—U.S. Treasury Capital Purchase Program.”

We are subject to certain restrictions on executive compensation for our senior executive officers and the next 20 most highly compensated employees under the Emergency Economic Stabilization Act of 2008, as amended (the “EESA”). Our “senior executive officers” for this purpose include our chief executive officer, chief financial officer and the three most highly compensated executive officers other than the chief executive officer and chief financial officer. We agreed that for such time as the U.S. Treasury continues to own any of our securities under the CPP, we will take all necessary action to ensure that our compensation and other benefit plans with respect to our senior executive officers and certain other employees comply with EESA restrictions relating to executive compensation, which include (i) limits on compensation and incentives to take unnecessary and excessive risks that would threaten the value of the company, (ii) a provision for recovery (i.e., clawback) of amounts of compensation that later prove to have been based on materially inaccurate financial statements or other performance metrics, and (iii) limitations on golden parachute payments. Also, we may not deduct for tax purposes executive compensation in excess of $500,000 for any of our senior executive officers. The executive compensation restrictions under EESA have been significantly expanded recently, as described below in “—Legislative and Regulatory Developments—American Recovery and Reinvestment Tax Act of 2009.”

Participation in the CPP subjects us to increased oversight by the U.S. Treasury and banking regulators. The U.S. Treasury has the power to unilaterally amend the terms of the purchase agreement to the extent required to comply with changes in applicable federal law and to inspect our corporate books and records through our federal banking regulators. In addition, the U.S. Treasury has the right to appoint two directors to our board if we miss dividend payments for six dividend periods, whether or not consecutive, on the preferred stock. Participation in the CPP also subjects us to increased Congressional scrutiny, as described below in “—Legislative and Regulatory Developments.”

In connection with participating in the CPP, we became a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act. Registration as a bank holding company subjects us to new legal and regulatory requirements, including minimum capital requirements, and subjects us to oversight, regulation and examination by the Federal Reserve.

Legislative and Regulatory Developments

American Recovery and Reinvestment Tax Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Tax Act of 2009 (“ARRA”) was signed into law. Included among the many provisions in the ARRA are restrictions affecting financial institutions that participate in TARP, including the CPP, which are set forth in the form of amendments to the EESA. These amendments provide that during the period in which any obligation under the TARP remains outstanding (other than obligations relating to outstanding warrants), TARP recipients are subject to standards for executive compensation and corporate governance to be set forth in regulations to be issued by the U.S. Treasury. Among the executive compensation and corporate governance provisions included in the ARRA are the following:

•

a limitation on incentive compensation paid or accrued to our five senior executive officers (as defined above) and the next 20 most highly compensated employees. Under this provision, incentive compensation paid to such individuals may not exceed one-third of the individual’s annual compensation and must be paid in restricted stock that does not fully vest during the period in which any obligation arising from financial assistance provided under TARP remains outstanding;

•	an expansion of the coverage of the incentive compensation “clawback” provision (as described above) to include the next 20 most highly compensated employees after the senior executive officers;

•

an expansion of the prohibition on certain golden parachute payments to cover any severance payment for a departure for any reason (with limited exceptions) made to any senior executive officer and the next five most highly compensated employees;

•

a requirement that the chief executive officer and chief financial officer provide a written certification of compliance with certain executive compensation and corporate governance provisions in annual securities filings;

•	a requirement that companies adopt a company-wide policy regarding excessive or luxury expenditures;

•	a requirement that companies permit a separate, non-binding shareholder vote to approve the compensation of our senior executive officers; and

•	limitations on hiring workers under the H1-B visa program.

These executive compensation restrictions may impair our ability to retain and recruit key personnel. See “Part II. Item 1A. Risk Factors.”

Recent Initiatives Related to EESA

Congress has held hearings on implementation of TARP. On January 21, 2009, the U.S. House of Representatives approved legislation amending the TARP provisions of EESA to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds, and authorization for U.S. Treasury to have an observer at board meetings of recipient institutions, among other things. In addition, on April 1, 2009, the U.S. House of Representatives approved legislation amending the TARP provisions of the EESA that would impose additional limitations on the compensation arrangements of TARP recipients while the TARP capital investment remains outstanding. If adopted, such limitations would prohibit compensation payments (other than longevity bonuses or restricted stock payments) to any executive or employee that are unreasonable or excessive as defined by the Secretary of the Treasury or that include any bonus or other supplemental payment that is not directly determined by performance based measures.

Although it is unclear whether such legislation will be enacted into law, its provisions, or similar ones, may be imposed administratively by the U.S. Treasury. In addition, Congress may adopt other legislation impacting financial institutions that obtain funding under the TARP or changing lending practices that legislators believe led to the current economic situation. Such provisions could restrict or require changes to our lending, executive compensation or governance practices or increase governmental oversight of our businesses.

Term Asset-Backed Securities Loan Facility

On March 3, 2009, the Federal Reserve announced the launch of the Term Asset-Backed Securities Loan Facility (the “TALF”) in an effort to facilitate the issuance of asset-backed securities by offering financing on relatively favorable terms. Under the TALF, the Federal Reserve Bank of New York will lend up to $200 billion on a non-recourse basis to certain holders of newly issued AAA-rated asset-backed securities for a term of three years. The underlying credit exposures of eligible securities used for collateral must be newly or recently originated auto loans, student loans, credit card loans, small business loans fully guaranteed by the U.S. Small Business Administration, residential mortgage servicing advance receivables, loans or leases relating to business equipment, leases of vehicle fleets, and floorplan loans. In connection with the Financial Stability Plan, which was announced by the U.S. Treasury pursuant to EESA in February 2009, the TALF may be expanded to as much as $1 trillion through the addition of new categories of eligible assets underlying the securities.

We are currently evaluating the terms of the TALF. Depending on investor demand, pricing considerations and funding alternatives, we potentially have access to approximately $6.5 billion in proceeds from new issuances under the TALF, subject to the highest rated securities issued out of the securitization trusts maintaining a AAA rating from at least two of the nationally recognized rating agencies. We do not know at this time whether we will issue under the TALF or what impact the TALF will have on returning the credit card securitization market to historical capacity and pricing levels.

FDIC Assessments

On February 27, 2009, the Federal Deposit Insurance Corporation (“FDIC”) approved an interim rule imposing an emergency special assessment and a final rule on risk-based assessments in order to replenish the deposit insurance fund. The interim rule allows the FDIC to charge banks a special assessment of 20 basis points (“bps”) on the assessment base as of June 30, 2009, to be collected September 30, 2009. The cost to us of a 20 bps special assessment would be approximately $56 million, based on our assessment base at February 28, 2009 and assuming the same level at June 30, 2009. The interim rule also permits the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 bps per quarter if the reserve ratio is estimated to fall below a level that would adversely affect public confidence or be close to zero or negative at the end of a calendar quarter. The final rule on risk-based assessments became effective April 1, 2009 and provides for future rates that are based on an institution’s risk, with riskier institutions bearing a greater share of the proposed increase. This final rule will apply to our assessment base as of June 30, 2009, to be collected September 30, 2009.

Additionally, for the first calendar quarter of 2009 only, the FDIC adopted new assessment rates, raising previous rates uniformly by seven bps. This increase applies to our assessment base as of March 31, 2009, to be collected June 30, 2009.

Bankruptcy Legislation

On March 5, 2009, the U.S. House of Representatives approved legislation empowering bankruptcy judges to modify the terms of first mortgages for consumers who file for Chapter 13 bankruptcy relief. The Senate is expected to consider similar legislation. Under the legislation, courts could change home mortgage loan terms and reduce the secured portion of the loan to the value of the property securing the loan. Such a change could lead to an increase in filings by making bankruptcy relief a more attractive loan modification vehicle for distressed homeowners. Congress is also considering legislation that would make “high cost” consumer loans fully dischargeable in bankruptcy and exclude debtors who have such loans from the bankruptcy “means test.” An increase in bankruptcy filings could lead to increased credit losses in our lending businesses, which could adversely impact our results of operations.

Credit Card Legislation and Regulation

In December 2008, the Federal Reserve Board promulgated final rules amending Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending Act) that limit or modify certain credit card practices and require increased disclosures to consumers. These rules become effective July 1, 2010. The credit card practices addressed by the rules include, but are not limited to, restrictions on the application of rate increases to existing and new balances, payment allocation, default pricing and two-cycle balance computation. See “—Outlook” above for the status of our implementation of these rules.

The 111th Congress, which convened in January 2009, is considering legislation addressing practices in the credit card industry. Legislation has been approved by Congressional committees that would accelerate the effective date of the Federal Reserve rules described above, and would impose additional requirements, including limitations on late and overlimit fees. It is unclear at this time whether any legislation will be adopted by Congress and, if adopted, what the content of such legislation will be.

Legislation has been introduced to create a “financial products safety commission” modeled on the Consumer Products Safety Commission. The new agency would have broad authority to regulate credit card and other consumer financial services, which could entail restricting or prohibiting business practices, fees or interest rates. The legislation could be considered as part of the Congressional effort to strengthen the regulation of the financial services sector. Some legislators are opposed to establishing a stand-alone consumer regulatory regime for banks, believing that the current system of combining consumer regulation and safety and soundness regulation is preferable. Prospects for the enactment of this legislation are uncertain.

Federal Family Education Loan Program

On February 26, 2009, the Obama administration released its 2010 fiscal year budget blueprint, which, among other things, proposes eliminating the Federal Family Education Loan Program (“FFELP”) in 2010. Under the FFELP, the federal government guarantees student loans originated by private lenders, such as Discover Bank. The budget proposes originating all new federal student loans through the Direct Loan program, which is funded directly by the U.S. Treasury and managed by the U.S. Department of Education. It is unclear at this time whether Congress will support the Obama administration’s proposal to eliminate FFELP. In the event that FFELP is eliminated, we would no longer originate federal student loans, but we would expect to continue originating private student loans.

*    *    *

The remaining discussion provides a summary of our results of operations for the three months ended February 28, 2009, and February 29, 2008, as well as our financial condition at February 28, 2009 and November 30, 2008. All information and comparisons are based solely on continuing operations.

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

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis				GAAP Basis
For the Three Months Ended	U.S. Card	Third-Party Payments(1)	Total	Securitization Adjustment(2)	Total
February 28, 2009
Interest income	$1,603,362	$487	$1,603,849	$(788,056)	$815,793
Interest expense	438,338	79	438,417	(125,697)	312,720

Net interest income	1,165,024	408	1,165,432	(662,359)	503,073
Provision for loan losses	1,333,673	—	1,333,673	(395,860)	937,813
Other income(3)	863,223	60,234	923,457	266,499	1,189,956
Other expense	527,407	31,716	559,123	—	559,123

Income from continuing operations before income tax expense	$167,167	$28,926	$196,093	$—	$196,093

February 29, 2008
Interest income	$1,651,987	$628	$1,652,615	$(989,813)	$662,802
Interest expense	668,951	2	668,953	(329,512)	339,441

Net interest income	983,036	626	983,662	(660,301)	323,361
Provision for loan losses	627,068	—	627,068	(321,436)	305,632
Other income	602,411	34,268	636,679	338,865	975,544
Other expense	582,976	19,367	602,343	—	602,343

Income from continuing operations before income tax expense	$375,403	$15,527	$390,930	$—	$390,930

(1)	Diners Club was acquired on June 30, 2008.
(2)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(3)	The three months ended February 28, 2009 includes $475 million of income related to the Visa and MasterCard antitrust litigation settlement, which is included in the U.S Card segment.

The following table presents information on transaction volume (amounts in thousands):

	For the Three Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009 vs. February 29, 2008
Volume
PULSE Network	$27,454,173	$24,783,895	$2,670,278	11%
Third-Party Issuers	1,362,446	1,545,943	(183,497)	(12%)
Diners Club International(1)	6,293,574	—	6,293,574	NM

Total Third-Party Payments	35,110,193	26,329,838	8,780,355	33%
Discover Network – Proprietary	22,424,367	24,074,331	(1,649,964)	(7%)

Total Volume	$57,534,560	$50,404,169	$7,130,391	14%

Discover Card Volume	$23,964,577	$26,207,028	$(2,242,451)	(9%)
Discover Card Sales Volume	$21,293,757	$23,155,253	$(1,861,496)	(8%)

Transactions Processed on Networks
Discover Network	369,647	378,912	(9,265)	(2%)
PULSE Network	686,527	621,072	65,455	11%

Total	1,056,174	999,984	56,190	6%

(1) Diners Club was acquired on June 30, 2008.

The segment discussions that follow for the three months ended February 28, 2009 and February 29, 2008 are on a managed basis.

U.S. Card

Our U.S. Card segment reported pretax income of $167.2 million for the three months ended February 28, 2009, down 55% as compared to February 29, 2008. The decrease in pretax income was driven principally by higher provision for loan losses, partially offset by income related to the Visa and MasterCard antitrust litigation settlement and higher net interest income. Net interest income increased $182.0 million, or 19%, as we benefited from lower cost of funds, the accretion of balance transfer fees, previously recorded in loan fee income, and a reduction in promotional rate balances, partially offset by higher interest charge-offs and lower yields on variable rate assets. Provision for loan losses increased $706.6 million, or 113%, as a result of higher net charge-offs and a higher reserve rate, each of which is reflective of current economic conditions and recent delinquency trends, as well as owned loan growth due to maturing securitizations. Other income increased $260.8 million, or 43%, due to the $474.8 million of income related to the Visa and MasterCard antitrust litigation settlement and an increase in discount and interchange revenue partially offset by a write-down of the interest-only strip receivable, which resulted in a year-over-year decrease of $173.2 million and the inclusion of balance transfer fees in interest income beginning in the third quarter of 2008. Other expenses decreased $55.6 million, or 10%, primarily due to lower account acquisition and a decrease in costs related to litigation.

The managed loan balance of $50.9 billion at February 28, 2009 was up 7% from February 29, 2008. This increase in loans is attributable to lower cardmember payments and growth in our installment loans, slightly offset by a decrease in credit card sales volume, down 8% in the three months ending February 28, 2009, as a result of lower gasoline prices and a decrease in overall spending. This increase was also offset by lower balance transfer activity in the three months ending February 28, 2009. The weakening economic environment adversely impacted cardmember delinquencies and charge-offs. The managed over 30 days delinquency rate for the segment, including non-credit card loans, was 5.25%, 135 basis points higher than last year, and the managed credit card over 30 days delinquency rate was 5.41%, up 148 basis points from last year. For the three months ended February 28, 2009, the managed segment and credit card charge-off rates were 6.48% and 6.61%, up 215 and 224 basis points from the comparable prior year periods, respectively. Owned loan growth, as a result of refinancing on-balance sheet $3.1 billion of loan receivables related to maturing securitizations, combined with the deterioration in the credit environment led to a $504.4 million increase to our reserves over and above our net charge-offs for the quarter.

Third-Party Payments

Transaction volumes, revenues and pretax income in the Third-Party Payments segment grew significantly in first quarter of 2009 from the first quarter in 2008, primarily as a result of our acquisition of Diners Club in the third quarter of 2008. Transaction volume of $35.1 billion in the first quarter 2009 was up $8.8 billion from the first quarter of 2008. Diners Club transactions represented $6.3 billion of the increase in transaction volume while PULSE transaction volumes continue to benefit from new issuers and increased volume from existing issuers. The growth in transaction volume from Diners Club and PULSE was partially offset by lower transaction volume from third-party issuers as a result of lower gasoline prices and lower overall spending.

This increase in volume drove increases in both revenues and pretax income. Our Third-Party Payments segment reported pretax income of $28.9 million for the three months ended February 28, 2009, up $13.4 million as compared to the three months ended February 29, 2008. Revenues increased $26.0 million due to the inclusion of $22.2 million of Diners Club revenues, higher PULSE transaction volume and higher fee income allocated to the Third-Party Payments segment, partially offset by the absence of a $3 million one-time contractual payment received in the first quarter of 2008. Diners Club revenues of $22.2 million in the first quarter 2009 were up sequentially compared to $12.5 million and $15.1 million of revenues in the third and fourth quarters of 2008, respectively, as a result of Diners Club’s tiered pricing system where licensees qualify for lower royalty rate tiers as cumulative volume grows during the course of the year. Volumes reset annually at the beginning of the calendar year, which results in higher revenues in the first half of the year compared to second half of the year. Expenses in the Third-Party Payments segment also rose $12.3 million, to $31.7 million for the three months ended February 28, 2009. This increase was due to the inclusion of $8.5 million of Diners Club expenses as well as expenses related to the expansion of ATM access globally.

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

Managed loan data is relevant because we service the securitized and owned loans, and the related accounts, in the same manner without regard to ownership of the loans. Management believes it is useful for investors to consider the credit performance of the entire managed loan portfolio to understand the quality of loan originations and the related credit risks inherent in the owned portfolio and retained interests in securitizations. Loan receivables on a GAAP (or owned) basis and related performance measures, including yield, charge-offs and delinquencies can vary from those presented on a managed basis. Generally, loan receivables included in the securitization trusts are derived from accounts that are more seasoned, while owned loan receivables represent a greater concentration of newer accounts, occurring as a result of the degree to which receivables from newer accounts are added to the trusts. The seasoning of an account is measured by the age of the account relationship. In comparison to more seasoned accounts, loan receivables of newer accounts typically carry lower interest yields resulting from introductory offers to new cardmembers and lower charge-offs and delinquencies.

Financial measures using managed data are non-GAAP financial measures. Beginning with “—Earnings Summary,” the discussion of our results of operations and financial condition is on a GAAP basis. The following table provides a reconciliation of the loan receivables and related statistics that are impacted by asset securitization, and which are shown on a managed basis in this quarterly report on Form 10-Q, to the most directly comparable GAAP-basis financial measure:

Reconciliation of GAAP to Managed Data

	For the Three Months Ended
	February 28, 2009	February 29, 2008
Loan Receivables
Total Loans
GAAP Basis	$28,034,208	$21,042,681
Securitization Adjustment	22,854,496	26,457,729

Managed Basis	$50,888,704	$47,500,410

Average Total Loans
GAAP Basis	$27,733,143	$21,523,606
Securitization Adjustment	24,144,702	27,339,560

Managed Basis	$51,877,845	$48,863,166

Interest Yield
GAAP Basis	11.24%	10.34%
Securitization Adjustment	13.24%	14.56%
Managed Basis	12.17%	12.70%

Net Principal Charge-off Rate
GAAP Basis	6.34%	3.83%
Securitization Adjustment	6.65%	4.73%
Managed Basis	6.48%	4.33%

Delinquency Rate (over 30 days)
GAAP Basis	5.04%	3.63%
Securitization Adjustment	5.52%	4.11%
Managed Basis	5.25%	3.90%

Delinquency Rate (over 90 days)
GAAP Basis	2.57%	1.82%
Securitization Adjustment	2.83%	2.08%
Managed Basis	2.69%	1.96%

	For the Three Months Ended
	February 28, 2009	February 29, 2008

Credit Card Loans
Total Credit Card Loans
GAAP Basis	$26,156,681	$20,556,810
Securitization Adjustment	22,854,496	26,457,729

Managed Basis	$49,011,177	$47,014,539

Average Credit Card Loans
GAAP Basis	$26,109,533	$21,148,252
Securitization Adjustment	24,144,702	27,339,560

Managed Basis	$50,254,235	$48,487,812

Interest Yield
GAAP Basis	11.39%	10.35%
Securitization Adjustment	13.24%	14.56%
Managed Basis	12.28%	12.72%

Net Principal Charge-off Rate
GAAP Basis	6.58%	3.90%
Securitization Adjustment	6.65%	4.73%
Managed Basis	6.61%	4.37%

Delinquency Rate (over 30 days)
GAAP Basis	5.32%	3.69%
Securitization Adjustment	5.52%	4.11%
Managed Basis	5.41%	3.93%

Delinquency Rate (over 90 days)
GAAP Basis	2.73%	1.86%
Securitization Adjustment	2.83%	2.08%
Managed Basis	2.78%	1.98%

Critical Accounting Estimates

In preparing our consolidated financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain cases, could have a material adverse effect on our consolidated financial condition. Management has identified the estimates related to allowance for loan losses, asset securitization transactions, the valuation of certificated retained interests in the Discover Card Execution Note Trust (“DCENT”), the accrual of cardmember rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment and the accrual of income taxes as critical accounting estimates.

These critical accounting policies are discussed in greater detail in our annual report on Form 10-K for the year ended November 30, 2008. That discussion can be found within Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Critical Accounting Policies. There have not been any material changes in the critical accounting policies from those discussed in our annual report on Form 10-K for the year ended November 30, 2008.

Earnings Summary

The following table outlines changes in the consolidated statements of income for the periods presented (dollars in thousands):

	For the Three Months Ended		2009 vs. 2008 increase (decrease)
	February 28, 2009	February 29, 2008	$	%
Interest income	$815,793	$662,802	$152,991	23%
Interest expense	312,720	339,441	(26,721)	(8%)

Net interest income	503,073	323,361	179,712	56%
Provision for loan losses	937,813	305,632	632,181	207%

Net interest income after provision for loan losses	(434,740)	17,729	(452,469)	NM
Other income	1,189,956	975,544	214,412	22%
Other expense	559,123	602,343	(43,220)	(7%)

Income from continuing operations before income tax expense	196,093	390,930	(194,837)	(50%)
Income tax expense	75,699	152,101	(76,402)	(50%)

Income from continuing operations	$120,394	$238,829	$(118,435)	(50%)

Income from continuing operations for the three months ended February 28, 2009 was $120.4 million, down 50% compared to the three months ended February 29, 2008, driven by an increase in provision for loan losses, partially offset by higher other income, higher net interest income and lower other expense. The provision for loan losses increased reflecting higher net charge-offs and a higher allowance for loan losses as a result of the weakening economic environment. Other income increased $214.4 million largely due to revenues related to the Visa and MasterCard antitrust litigation settlement, partially offset by a decrease in the net revaluation of retained interests. Other expenses decreased primarily due to lower account acquisition and a decrease in costs related to litigation.

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

During the first quarter of 2009, net interest income grew approximately $180 million, or 56%, compared to the first quarter of 2008. During the same period, our net interest margin and interest rate spread increased to 5.23% and 4.44%, respectively, up from 4.05% and 3.24%, respectively.

Interest income on credit card loans increased $190 million from the first quarter of 2008, as a result of retaining more loan receivables on-balance sheet as securitized receivables matured as well as an increase in interest yield of 104 basis points. The increase in yield was driven by the inclusion of balance transfer fees in interest income beginning in the third quarter 2008, an increase in interest rates on loans in default status and a reduction in promotional rate offers. This was partially offset by rising interest charge-offs which increased 95% to $111 million.

Interest income on other consumer loans increased $26 million from the first quarter of 2008 reflecting growth in both personal and student loans partially offset by a 109 basis point decrease in interest yield. The yield decreased as the proportion of student loans increased which bears lower interest rates.

Interest income on other assets decreased $32 million from the first quarter of 2008, reflecting the unfavorable impact of the lower interest rate environment on our liquidity reserve and assets due from securitization.

Lower interest expense and a lower cost of funds also contributed to higher net interest income. Beginning in the second half of 2008, we increased our deposit issuance in order to fund more loan receivables on-balance sheet as a result of securitization maturities. Since that time, benchmark interest rates have declined, also driving down deposit rates. These lower deposit rates contributed to 80 basis points of the total 103 basis point decrease in our cost of funds and net interest spread. Lower interest expense on deposits contributed $13 million to net interest income as the lower deposit rates were significantly offset by the increase in the level of deposit funding.

The following tables provide further analysis of net interest income, net interest margin and the impact of rate and volume changes (dollars in thousands):

Average Balance Sheet Analysis

	For the Three Months Ended
	February 28, 2009			February 29, 2008
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Interest-earning deposits in other banks	$6,946,776	1.20%	$20,500	$2,222,748	4.06%	$22,437
Federal Funds sold	343,889	3.85%	3,262	4,252,623	3.90%	41,279
Investment securities	1,262,145	5.01%	15,584	529,302	4.55%	5,987
Loan receivables:(1)
Credit cards(2)	26,109,533	11.39%	733,499	21,148,252	10.35%	543,989
Other	1,623,610	8.80%	35,233	375,354	9.89%	9,232

Total loan receivables	27,733,143	11.24%	768,732	21,523,606	10.34%	553,221
Other interest-earning assets	2,730,081	1.15%	7,715	3,561,479	4.50%	39,878

Total interest-earning assets	39,016,034	8.48%	815,793	32,089,758	8.31%	662,802
Allowance for loan losses	(1,571,483)			(796,214)
Other assets	3,118,383			2,809,875
Assets of discontinued operations	—			3,886,838

Total assets	$40,562,934			$37,990,257

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(3)	$24,258,018	4.67%	279,434	$20,305,060	5.20%	262,353
Money market deposits	4,320,522	1.65%	17,592	4,521,061	4.21%	47,272
Other interest-bearing deposits	37,247	1.09%	100	45,395	1.54%	174

Total interest-bearing deposits	28,615,787	4.21%	297,126	24,871,516	5.01%	309,799
Borrowings:
Short-term borrowings	1,141,656	0.42%	1,183	8,723	4.15%	90
Long-term borrowings	1,662,540	3.52%	14,411	2,071,366	5.74%	29,552

Total borrowings	2,804,196	2.26%	15,594	2,080,089	5.73%	29,642

Total interest-bearing liabilities	31,419,983	4.04%	312,720	26,951,605	5.07%	339,441
Other liabilities and stockholders’ equity
Liabilities of discontinued operations	—			2,956,482
Other liabilities and stockholders’ equity	9,142,951			8,082,170

Total other liabilities and stockholders’ equity	9,142,951			11,038,652

Total liabilities and stockholders’ equity	$40,562,934			$37,990,257

Net interest income			$503,073			$323,361

Net interest margin(4)		5.23%			4.05%
Interest rate spread(5)		4.44%			3.24%

(1)	Average balances of loan receivables include non-accruing loans and these loans are therefore included in the yield calculations. If these balances were excluded, there would not be a material impact on the amounts reported above.
(2)	Interest income on credit card loans includes $33.5 million of amortization of balance transfer fees for the three months ended February 28, 2009.
(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed rate funding to floating rate funding.
(4)	Net interest margin represents net interest income as a percentage of total interest-earning assets on an annualized basis.
(5)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended February 28, 2009 vs. February 29, 2008
	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in net interest income due to changes in:
Interest-earning assets:
Interest-earning deposits in other banks	$94,113	$(96,050)	$(1,937)
Federal Funds sold	(37,422)	(595)	(38,017)
Investment securities	8,946	651	9,597
Loans:
Credit cards	132,367	57,143	189,510
Other consumer loans	33,099	(7,098)	26,001

Total loans	165,466	50,045	215,511
Other interest-earning assets	(7,692)	(24,471)	(32,163)

Total interest income	223,411	(70,420)	152,991
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	151,597	(134,516)	17,081
Money market deposits	(2,020)	(27,660)	(29,680)
Other interest-bearing deposits	(28)	(46)	(74)

Total interest-bearing deposits	149,549	(162,222)	(12,673)
Borrowings:
Short-term borrowings	1,731	(638)	1,093
Long-term borrowings	(5,111)	(10,030)	(15,141)

Total borrowings	(3,380)	(10,668)	(14,048)

Total interest expense	146,169	(172,890)	(26,721)

Net interest income	$77,242	$102,470	$179,712

(1)	The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality

Loan receivables consist of the following (dollars in thousands):

	February 28, 2009	November 30, 2008	November 30, 2007	November 30, 2006	November 30, 2005	November 30, 2004
Loans held for sale	$—	$—	$—	$1,056,380	$2,437,060	$1,505,574
Loan portfolio:
Credit Card:
Discover Card	25,704,794	23,348,134	20,345,787	19,582,675	18,000,767	17,106,211
Discover Business Card	451,887	466,173	234,136	59,088	—	—

Total credit card	26,156,681	23,814,307	20,579,923	19,641,763	18,000,767	17,106,211
Other consumer loans:
Personal loans	1,162,094	1,028,093	165,529	24,968	52,837	107,825
Student loans	642,624	299,929	12,820	155	242	364
Other	72,809	74,282	72,845	66,978	120,400	174,146

Total other consumer loans	1,877,527	1,402,304	251,194	92,101	173,479	282,335

Total loan portfolio	28,034,208	25,216,611	20,831,117	19,733,864	18,174,246	17,388,546

Total loan receivables	28,034,208	25,216,611	20,831,117	20,790,244	20,611,306	18,894,120
Allowance for loan losses	(1,878,942)	(1,374,585)	(759,925)	(703,917)	(795,722)	(910,261)

Net loan receivables	$26,155,266	$23,842,026	$20,071,192	$20,086,327	$19,815,584	$17,983,859

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

For the three months ended February 28, 2009, the provision for loan losses increased $632.2 million, or 207%, compared with the three months ended February 29, 2008, reflecting an increase in the level of allowance for loan losses and higher net charge-offs. In the three months ended February 28, 2009, we added $504.4 million to the allowance for loan losses to bring the total allowance to $1.9 billion, an increase of 118% over the three months ended February 29, 2008. This increase in the allowance reflects an increase in the loan loss reserve rate due to rising delinquency and charge-off rates as well as loan growth. During the first quarter of 2009, we retained an additional $3.1 billion of loan receivables from maturing securitizations on our balance sheet as a result of not entering into any new securitization transactions due to disruptions in the securitization markets. The factors impacting the changes in credit quality across these periods are discussed further in “— Net Charge-offs” and “— Delinquencies” below.

Allowance for Loan Losses

Amounts are provided for total loan receivables as charge-offs and recoveries are primarily related to the consumer credit card loans on Discover Card, which also make up substantially all of the allowance for loan losses. Charge-offs, recoveries and the portion of the allowance related to the Discover Business Card and other consumer loans is not material. The following table provides a summary of the activity in the allowance for loan losses (dollars in thousands):

	For the Three Months Ended
	February 28, 2009	February 29, 2008
Balance at beginning of period	$1,374,585	$759,925
Additions:
Provision for loan losses	937,813	305,632
Deductions:
Charge-offs	(481,279)	(245,628)
Recoveries	47,823	40,449

Net charge-offs	(433,456)	(205,179)

Balance at end of period	$1,878,942	$860,378

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

The following table presents amounts and rates of net charge-offs of loan receivables (dollars in thousands):

	For the Three Months Ended
	February 28, 2009		February 29, 2008
	$	%	$	%
Net charge-offs	$433,456	6.34%	$205,179	3.83%

The net charge-off rate on our loan receivables increased 251 basis points for the three months ended February 28, 2009 compared to the three months ended February 29, 2008. The higher net charge-off rate was due to higher delinquencies beginning in the fourth quarter of 2008, reflecting the weakening economic environment as a result of rising unemployment, declining housing prices and the decrease in the availability of consumer credit, as well as an increase in bankruptcy-related charge-offs.

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

The following table presents the amounts and delinquency rates of loan receivables over 30 days past due, loan receivables over 90 days delinquent and accruing interest and loan receivables that are not accruing interest, regardless of delinquency (dollars in thousands):

	February 28, 2009		November 30, 2008
	$	%	$	%
Loans over 30 days delinquent	$1,412,344	5.04%	$1,096,627	4.35%
Loans over 90 days delinquent and accruing interest	$623,564	2.22%	$444,324	1.76%
Loans not accruing interest	$204,682	0.73%	$173,123	0.69%

The delinquency rates of loans over 30 days delinquent and loans over 90 days delinquent and accruing interest increased 69 basis points and 46 basis points, respectively, for the three months ended February 28, 2009, as compared to February 29, 2008. The increase in both measures reflected the impact of the weaker economic environment on our cardmembers’ ability to pay their loan balances. Delinquency rates normally rise as charge-offs rise, however, since the third quarter of 2008, we have been experiencing a pattern of charge-offs rising faster than delinquencies due to greater percentage of delinquent accounts flowing into the later stages of delinquency and eventually into charge-off and due to an increase in consumer bankruptcy filings. Loan receivables not accruing interest for the three months ended February 28, 2009 increased 4 basis points to 0.73%, as compared to the three months ended February 29, 2008, as a result of an increase in bankruptcy notifications.

Other Income

The principal component of other income is securitization income. The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Three Months Ended		2009 vs. 2008 increase (decrease)
	February 28, 2009	February 29, 2008	$	%
Securitization income	$417,883	$713,497	$(295,614)	(41%)
Loan fee income	68,022	88,258	(20,236)	(23%)
Discount and interchange revenue(1)	75,267	51,896	23,371	45%
Fee products	74,776	59,333	15,443	26%
Merchant fees	12,837	18,844	(6,007)	(32%)
Transaction processing revenue	28,866	25,954	2,912	11%
Loss on investment securities	(805)	(1,184)	379	32%
Antitrust litigation settlement	474,841	—	474,841	100%
Other income	38,269	18,946	19,323	102%

Total other income	$1,189,956	$975,544	$214,412	22%

(1)	Net of rewards, including Cashback Bonus rewards, of $165.0 million and $183.3 million for the three months ended February 28, 2009 and February 29, 2008, respectively.

Total other income increased $214.4 million, or 22%, for the three months ended February 28, 2009, as compared to the three months ended February 29, 2008, primarily as a result of $475 million in income related to the Visa and MasterCard antitrust litigation settlement, partially offset by lower securitization income and a decline in loan fee income as balance transfer fees were reported in interest income beginning in the third quarter 2008.

Securitization Income

Securitization income is a significant source of our income and is derived through the securitization and continued servicing of a portion of the credit card receivables we originated. The issuance of asset-backed securities to investors has the effect of removing the owned loan receivables from the consolidated statements of financial condition. Also, portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer reported in our statements of income; however, they remain significant factors in determining securitization income we receive on our residual interests in those transactions. Investors in securitizations are allocated the cash flows derived from interest and loan fee revenue earned on securitized loans. In addition, we allocate portions of our discount and interchange revenue to a majority of securitized receivables. These cash flows are used to pay investors in the transactions a contractual fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans, net of recoveries, and to pay us a contractual fee for servicing the securitized loans. Any excess cash flows remaining are paid to us. Both servicing fees and excess spread are recorded in securitization income. Securitization income also includes the net revaluation of the interest-only strip receivable and certain other retained interests, reflecting adjustments to the fair values of the retained interests that result from changes in the level of securitized loans and assumptions used to value the retained interests.

The table below presents the components of securitization income (dollars in thousands):

	For the Three Months Ended		2009 vs. 2008 increase (decrease)
	February 28, 2009	February 29, 2008	$	%
Excess spread	$402,427	$505,033	$(102,606)	(20%)
Servicing fees on securitized loans	119,215	138,263	(19,048)	(14%)
Net revaluation of retained interests	(98,242)	74,997	(173,239)	(231%)
Other (principally transaction costs)	(5,517)	(4,796)	(721)	(15%)

Securitization income	$417,883	$713,497	$(295,614)	(41%)

For the three months ended February 28, 2009, securitization income decreased $295.6 million, or 41%, as compared to the three months ended February 29, 2008 primarily reflecting a decrease in the net revaluation of retained interests and lower excess spread on securitized loans, which are detailed further in the tables and discussion below. Securitization income is significantly influenced by the level of average securitized loans. For the three months ended February 28, 2009, the average securitized loans declined to $24.1 billion compared to $27.3 billion for the three months ended February 29, 2008, as a result of retaining maturing securitized loans on-balance sheet.

Excess spread. The following table provides the components of excess spread (dollars in thousands):

	For the Three Months Ended		2009 vs. 2008 increase (decrease)
	February 28, 2009	February 29, 2008	$	%
Interest income on securitized loans	$788,056	$989,813	$(201,757)	(20%)
Interest paid to investors in asset-backed securities	(125,697)	(329,512)	203,815	62%

Net interest income	662,359	660,301	2,058	0%
Other fee revenue on securitized loans	255,143	304,431	(49,288)	(16%)
Net charge-offs on securitized loans	(395,860)	(321,436)	(74,424)	(23%)

Net revenues on securitized loans	521,642	643,296	(121,654)	(19%)
Servicing fees on securitized loans	(119,215)	(138,263)	19,048	14%

Excess spread	$402,427	$505,033	$(102,606)	(20%)

For the three months ended February 28, 2009, excess spread on securitized loans decreased $102.6 million, or 20%, as compared to the three months ended February 29, 2008. The decrease was attributable to higher net charge-offs, reflective of the current economic environment, and lower other fee revenue on securitized loans offset slightly by lower servicing fees, both a result of the lower level of outstanding securitized loans. Net interest income remained relatively flat as the lower interest expense as a result of a lower average LIBOR on floating rate investor interests was largely offset by a decline in interest income as a result of the lower level of securitized loans.

Servicing fees on securitized loans. We are paid a servicing fee from the cash flows generated by the securitized loans. Servicing fees are paid to the Company for servicing the transferred loan receivables in accordance with contractual requirements. These cash flows include interest income and loan fee income as well as discount and interchange revenue for certain securitized loans. For the three months ended February 28, 2009, servicing fees decreased $19.0 million, or 14%, from the prior year due to a lower level of securitized loans outstanding during the period.

Net revaluation of retained interests. The components of net revaluation of retained interests are summarized in the table below (dollars in thousands):

	For the Three Months Ended		2009 vs. 2008 increase (decrease)
	February 28, 2009	February 29, 2008	$
Initial gain on new securitization transactions(1)	$—	$36,755	$(36,755)
Revaluation of retained interests	(98,242)	38,242	(136,484)

Net revaluation of retained interests	$(98,242)	$74,997	$(173,239)

(1)	Net of issuance discounts, as applicable.

The net revaluation of retained interests for the three months ended February 28, 2009 decreased $173.2 million, as compared to the three months ended February 29, 2008. For the three months ended February 28, 2009 there were no new third-party securitization transactions as compared to $2.6 billion of new third-party securitization transactions for the three months ended February 29, 2008, which resulted in $36.8 million of initial gains. The unfavorable revaluation of retained interests of $98.2 million for the three months ended February 28, 2009 largely related to unfavorable changes in assumptions used to value the interest-only strip receivable as compared to the previous period end, including higher projected charge-offs, partially offset by lower interest rate paid to investors.

Loan Fee Income

Loan fee income consists primarily of fees on credit card loans and includes late, overlimit, cash advance and other miscellaneous fees. Loan fee income decreased $20.2 million, or 23%, for the three months ended February 28, 2009, as compared to February 29, 2008, respectively, as a result of deferrals of balance transfer fees beginning in the second quarter of 2008 historically accounted for in loan fee income offset in part by higher late fees.

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

Discount and interchange revenue increased $23.4 million, or 45% for the three months ended February 28, 2009, compared to the three months ended February 29, 2008. This increase was primarily attributable to lower rewards costs due to a decline in sales volume and higher revenues earned on a higher level of owned loans in the first quarter 2009 compared to the first quarter 2008.

Fee Products

We earn revenue related to fees received for marketing credit-related ancillary products including debt deferment/debt cancellation contracts and identity theft protection services to cardmembers. The amount of revenue recorded is generally based on a percentage of a cardmember’s outstanding balance or a flat fee and is recognized over the agreement or contract period as earned. Fee products income increased $15.4 million, or 26%, for the three months ended February 28, 2009, as compared to the three months ended February 29, 2008, primarily related to an increase in the number of cardmembers enrolled in these products and higher balances upon which the fees are based.

Antitrust Litigation Settlement

Amounts received in conjunction with the Visa and MasterCard antitrust litigation settlement, including related interest, are recorded in this line item when earned. During the three months ended February 28, 2009, we received a payment of $472 million from Visa as payment in part for its portion of the settlement and accrued $3 million in related interest income. We entered into an agreement with Morgan Stanley at the time of our spin-off to give us sole control over the prosecution and settlement of the litigation and to determine how proceeds from the litigation would be shared. We have notified Morgan Stanley that it breached the agreement and the amount due to Morgan Stanley, if any, is a matter of dispute. The dispute is a subject of litigation between the parties. See “Part II. Other Information—Item 1. Legal Proceedings.”

Other Income

Other income includes revenues from the sale of merchant portfolios to third-party acquirers, royalty revenues earned by Diners Club, revenues from the referral of declined applications to certain third-party issuers on the Discover Network, unrealized gains and losses related to derivative contracts and other miscellaneous revenue items. Other income increased $19.3 million during the three months ended February 28, 2009, primarily due to the inclusion of $22.2 million of Diners Club revenue, partially offset by lower revenues earned from the referral of declined applications to third-party issuers.

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended		2009 vs. 2008 increase (decrease)
	February 28, 2009	February 29, 2008
Employee compensation and benefits	$219,488	$217,370	$2,118	1%
Marketing and business development	111,433	141,553	(30,120)	(21%)
Information processing and communications	74,897	78,276	(3,379)	(4%)
Professional fees	70,123	73,672	(3,549)	(5%)
Premises and equipment	18,072	19,641	(1,569)	(8%)
Other expense	65,110	71,831	(6,721)	(9%)

Total other expense	$559,123	$602,343	$(43,220)	(7%)

Total other expense decreased $43.2 million, or 7% for the three months ended February 28, 2009, as compared to February 29, 2008. The decrease was primarily driven by lower marketing expenditures, lower information processing and communications and lower professional fees, partially offset by the inclusion of $8.5 million of Diners Club expenses. Marketing decreased $30.1 million, or 21%, due to lower account acquisition. Professional fees decreased $3.5 million, or 5%, primarily due to lower legal fees related to the Visa and MasterCard antitrust litigation settlement. Other expense decreased $6.7 million, or 9%, primarily due to lower fraud costs in the current period.

Income Tax Expense

The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended
	February 28, 2009	February 29, 2008
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.8	3.2
Other	(0.2)	0.7

Effective income tax rate	38.6%	38.9%

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

Certain of our borrowing costs and the ability to raise funds in specific ratings sensitive markets are directly impacted by our credit ratings. Discover Bank and Discover Financial Services have maintained investment grade ratings. Discover Bank has a BBB rating from Standard & Poor’s, a Baa2 deposit and Baa2 senior unsecured rating from Moody’s Investors Service and a BBB rating from Fitch Ratings. Discover Financial Services has a BBB- long-term rating from Standard & Poor’s, a Baa3 senior unsecured rating from Moody’s Investors Service and a BBB long-term rating from Fitch Ratings. Moody’s Investors Service changed its outlook for the credit ratings of Discover Financial Services and Discover Bank from “Stable” to “Negative” in November 2008. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

We maintain a process designed to evaluate our liquidity position and our vulnerabilities to disruptions in our funding markets. This process results in contingency funding plans that model a range of potential cash outflows during a liquidity stress event, including, but not limited to: (i) repayment of all debt maturing within an assumed stress period; (ii) expected funding requirements from receivable maintenance, growth and/or volatility; and (iii) customer cash withdrawals from interest-bearing deposits. These stress scenarios are designed to evaluate both short-term liquidity stress as well as a prolonged liquidity stress event. In a liquidity stress event, we would seek to increase deposits, liquidate investments and use contingent funding sources to meet our other liquidity needs. At February 28, 2009, our contingent funding sources included approximately $8.3 billion in our liquidity reserve (primarily invested in triple-A rated money market mutual funds), $1.5 billion of unutilized commitments from third-party commercial paper asset-backed conduits for securitization funding, a portion of which will mature in the second quarter of 2009, and $2.4 billion of unsecured committed credit. In addition, we had $4.5 billion of available capacity through the Federal Reserve discount window, which includes remaining access to $1.2 billion through the Federal Reserve Term Auction Facility. The Federal Reserve has announced changes to the discount window to be effective April 27, 2009. The changes will reduce our capacity under the discount window and Term Auction Facility based on assets pledged at February 28, 2009. In addition, management could seek to reduce business funding requirements by implementing asset reduction strategies.

We continue to focus on maintaining a strong balance sheet with appropriate levels of capital and liquidity to fund operations. For the first quarter of 2009, we funded our business operations by utilizing multiple funding sources described in further detail below, with a primary reliance on deposits. We expect to be able to satisfy all maturing obligations and fund business activities for the next 12 months through access to our multiple funding sources, relying primarily on deposit issuance. In the event that existing access to deposit channels becomes disrupted and/or access to the capital markets continues to be disrupted during the next 12 months, we believe that we would be able to satisfy all maturing obligations and fund business operations during that time by utilizing our contingent funding sources, including our liquidity reserve, remaining asset-backed commercial paper conduit capacity, committed credit facility capacity, and Federal Reserve discount window capacity. In addition to these contingent funding sources, we potentially have access to approximately $6.5 billion of issuance of asset-backed securities through the TALF government program, subject to investor demand, pricing considerations, funding alternatives and the highest rated securities issued out of the securitization trusts maintaining a AAA rating from at least two of the nationally recognized rating agencies as more fully described below and in “—Legislative and Regulatory Developments.” On March 13, 2009, we issued and sold to the U.S. Treasury shares of senior preferred stock and a ten-year warrant to purchase shares of our common stock for an aggregate purchase price of approximately $1.2 billion pursuant to the U.S. Treasury Capital Purchase Program (“CPP”). The senior preferred stock qualifies as Tier 1 capital and provides us with a stronger equity capital position. See below for more information.

U.S. Treasury Capital Purchase Program. On March 13, 2009, we issued and sold to the U.S. Treasury 1,224,558 shares of senior preferred stock and a ten-year warrant to purchase 20,500,413 shares of our common stock at an exercise price of $8.96 per share, subject to anti-dilution adjustments, for an aggregate purchase price of approximately $1.2 billion. The senior preferred stock qualifies as Tier 1 capital and pays a cumulative dividend rate of five percent per annum for the first five years and a rate of nine percent per annum after year five. The senior preferred stock is generally non-voting, other than class voting rights on certain matters that could amend the rights of or adversely affect the stock. The senior preferred stock terms provide that the stock may not be redeemed, as opposed to repurchased, prior to May 15, 2012 unless we have received aggregate gross proceeds from one or more qualified equity offerings (as described below) equal to $306,147,000. In such a case, we may redeem the senior preferred stock, in whole or in part, subject to the approval of the Federal Reserve Board, upon notice, up to a maximum amount equal to the aggregate net cash proceeds received by us from such qualified equity offerings. A “qualified equity offering” is a sale and issuance for cash by us, to persons other than us or our subsidiaries after March 13, 2009, of shares of perpetual preferred stock, common stock or a combination thereof, that in each case qualify as Tier 1 capital at the time of issuance under the applicable risk-based capital guidelines of the Federal Reserve Board. On or after May 15, 2012, the senior preferred stock may be redeemed by us at any time, in whole or in part, subject to the approval of the Federal Reserve Board and notice requirements.

Notwithstanding the foregoing, pursuant to a letter agreement between us and the U.S. Treasury, we are permitted, after obtaining the approval of the Federal Reserve Board, to repay the senior preferred stock at any time, and when such senior preferred stock is repaid, the U.S. Treasury is required to liquidate the warrant, all in accordance with The American Recovery and Reinvestment Act of 2009, as it may be amended from time to time, and any rules and regulations thereunder. The U.S. Treasury may transfer the senior preferred stock to a third party at any time. The U.S. Treasury may only transfer or exercise an aggregate of one half of the shares of common stock underlying the warrant prior to the earlier of the redemption of all of the shares of senior preferred stock and December 31, 2009. Participation in the CPP restricts our ability to increase dividends on our common stock or to repurchase our common stock until three years have elapsed, unless (i) all of the senior preferred stock issued to the U.S Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury. The U.S. Treasury has the right to appoint two directors to our board if we miss dividend payments for six dividend periods, whether or not consecutive, on the preferred stock. For additional information, see “—U.S. Treasury Capital Purchase Program” at the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Equity Capital Management. Management views equity capital as an important source of financial strength. We determine the level of capital necessary to support our business based on our managed loan receivables, goodwill and other intangible assets, taking into account, among other things, regulatory requirements, rating agency guidelines and internally managed requirements to sustain growth.

Equity increased to $6.0 billion in February 28, 2009 from $5.9 billion in November 30, 2008. Our capital level has been positively impacted by the closing of our transaction under the U.S. Treasury Capital Purchase Program in March 2009 described above. The level of capital throughout 2009 is expected to be positively impacted by the Visa and Master Card antitrust litigation settlement more fully described below.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain minimum levels of capital that are dependent upon the risk of the financial institution’s assets, specifically (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% to 6% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% to 10% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At February 28, 2009, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of Discover Bank as well as those of our other FDIC-insured financial institution, Bank of New Castle, exceeded these regulatory minimums.

In connection with our participation in the CPP, we became a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act. Registration as a bank holding company subjects us to new legal and regulatory requirements, including minimum capital requirements, and subjects us to oversight, regulation and examination by the Federal Reserve. Currently, bank holding companies are required to maintain Tier 1 and total capital equal to at least 4% and 8% of its total risk-weighted assets, respectively. Bank holding companies are also required to maintain a minimum leverage ratio of 3% to 5%, depending upon criteria defined and assessed by the Federal Reserve. At February 28, 2009, we believe Discover Financial Services exceeded these regulatory minimums.

Dividend Policy. Our Board of Directors declared a cash dividend of $.02 per share on March 19, 2009, payable on April 22, 2009 to holders of record on April 1, 2009. The reduction in the dividend from $.06 per share declared in prior quarters was made to enhance our capital position. If the quarterly dividend is maintained at $.02 per share going forward, we would strengthen our capital base by approximately $20 million per quarter. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that we will declare and pay any dividends. In addition, as a result of applicable banking regulations and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may be further limited. Under the terms of our CPP transaction, we are prohibited from increasing dividends on our common stock above historical levels for a period of three years unless (i) all of the senior preferred stock issued to the U.S. Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S. Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury. Furthermore, so long as any of the preferred stock is outstanding, dividend payments on our common stock will be prohibited unless all accrued and unpaid dividends are paid on such preferred stock.

Stock Repurchase Program. On December 3, 2007, we announced that our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At February 28, 2009, we had not repurchased any stock under this program. Under the terms of our CPP transaction, we are prohibited from repurchasing our common stock for a period of three years, except in connection with the administration of an employee benefit plan in the ordinary course of business consistent with past practice, unless (i) all of the senior preferred stock issued to the U.S. Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S. Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury. Furthermore, so long as any of the preferred stock issued under the CPP is outstanding, we may not repurchase any of our shares of common stock unless all accrued and unpaid dividends are paid on such preferred stock.

Settlement of Visa and MasterCard Antitrust Litigation. On October 27, 2008, we settled our antitrust litigation with Visa and MasterCard for $2.75 billion. We received a lump sum amount of $862.5 million from MasterCard in the fourth quarter 2008 and $475 million from Visa in the first quarter of 2009, which we recorded in other income in the U.S. Card segment. We expect to earn $472 million in each of the remaining quarters of 2009. We entered into an agreement with Morgan Stanley at the time of our spin-off to give us sole control over the prosecution and settlement of the litigation and to determine how proceeds from the litigation would be shared. We have notified Morgan Stanley that it breached the agreement and the amount due to Morgan Stanley, if any, is a matter of dispute. The dispute is a subject of litigation between the parties. See “Part II. Other Information—Item 1. Legal Proceedings.”

Impact of Proposed Revisions to FASB Statement No. 140 and FASB Interpretation 46R. The trusts used in our securitizations currently are not consolidated on our financial statements for reporting purposes because the trusts are qualifying special purpose entities under Statement of Financial Accounting Standards No. 140 (“Statement No. 140”). The Financial Accounting Standards Board (“FASB”) has issued proposed amendments to Statement No. 140 and FASB Interpretation No. 46R. As currently drafted, these amendments will require us to consolidate our securitization trusts on our balance sheet, which could have a significant impact on our consolidated financial statements, including our capital requirements. We currently expect the FASB to finalize the proposed amendments in May 2009 and that the amendments would be effective for us on December 1, 2009.

Securities Available-for-Sale. For the three months ended February 28, 2009, we held $1.2 billion in available-for-sale investment securities marked at fair value. This amount includes $977.2 million of certificated retained interests in DCENT. Our available-for-sale investment securities also include $165.7 million of investments made in highly rated third-party credit card asset-backed securities. As of February 29, 2008, the weighted average life of all of our available-for-sale investment securities was approximately 1 year.

Funding Sources

Deposits. We utilize deposits to diversify funding sources and to reduce our reliance on short-term credit sensitive funding sources, thus enhancing our liquidity position. Our response to the disruptions in the securitization market described below has been, and we anticipate will continue to be, increased utilization of deposits. We obtain our deposits through two channels: (1) contractual arrangements with securities brokerage firms, which place deposits with their customers and other brokerage firms; and, increasingly, (2) products offered directly to consumers through direct mail, internet origination and affinity relationships, including certificates of deposit and money market accounts. We currently utilize six of the largest securities brokerage firms to obtain deposit funding through distribution of our certificates of deposit to their customers. Five of these six brokerage firms have external selling group capability, which allows them to distribute deposits through other brokerage firms. We have elected to use the selling group capabilities of these brokerage firms to extend deposit gathering capabilities for cost effectiveness.

Our certificates of deposit have maturities ranging from one month to fifteen years, and had a weighted average maturity of 26 months at February 28, 2009, which is up from 20 months at February 29, 2008 as a result of issuances of deposits with longer maturities. Total interest-bearing deposits at February 28, 2009 were $28.3 billion, the remaining maturities of which are summarized in the following table (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000(1)	$22,031,180	$2,830,671	$1,655,804	$2,608,801	$14,935,904
Certificates of deposit in amounts of $100,000(1) or greater	2,142,897	265,606	269,212	538,718	1,069,361
Savings deposits, including money market deposit accounts	4,078,070	4,078,070	—	—	—

Total interest-bearing deposits	$28,252,147	$7,174,347	$1,925,016	$3,147,519	$16,005,265

(1)	Represents the basic insurance amount covered by the FDIC. Effective October 23, 2008, the United States Congress temporarily increased FDIC deposit insurance to $250,000 through December 31, 2009.

Securitization Financing. Historically, we have used the securitization of credit card receivables as our largest single source of funding, including both the public securitization market and the privately placed asset-backed commercial paper conduit financing market. Due to recent market events and continued disruption in the capital markets, the securitization markets have not been available at volumes and pricing levels that would be attractive to us. Our last public securitization transaction closed on June 18, 2008, and our last private asset-backed commercial paper conduit transaction closed on August 28, 2008. It is difficult to predict if or when the securitization markets will return to historical capacity and pricing levels, but we currently do not expect to access these markets during 2009 to meet our funding needs.

On March 3, 2009, the Federal Reserve announced the launch of the Term Asset-Backed Securities Loan Facility (the “TALF”) in an effort to facilitate the issuance of asset-backed securities by offering financing on relatively favorable terms. Under the TALF, the Federal Reserve Bank of New York will lend up to $200 billion (potentially expanding to $1 trillion) on a non-recourse basis to holders of certain AAA-rated asset-backed securities backed by newly and recently originated consumer and small business loans. Depending on investor demand, pricing considerations and funding alternatives, we potentially have access to approximately $6.5 billion in proceeds from new issuances under the TALF, subject to the highest rated securities issued out of the securitization trusts maintaining a AAA rating from at least two of the nationally recognized rating agencies. However, it is unclear at this time whether we will issue under the TALF or what impact the TALF will have on returning the credit card securitization market to historical capacity and pricing levels. For more information on the TALF, see “—Legislative and Regulatory Developments.”

We use non-consolidated securitization trusts to securitize our credit card loan receivables. Securitized loans against which beneficial interests have been issued are accounted for as sold and, accordingly, are removed from the consolidated statements of financial condition. We have historically securitized between approximately 50% and 60% of our managed credit card loan receivables however, due to the disruptions in the securitization market, only 47% of managed loans at February 28, 2009 are securitized. Outstanding public and private asset-backed commercial paper conduit financing for the three months ended February 28, 2009 were $19.9 billion and $2.7 billion, respectively. At February 28, 2009, we had $1.5 billion in unused asset-backed commercial paper conduit capacity, $750 million of which will expire in each of the second and third quarters of 2009.

The following table summarizes scheduled maturities of the investors’ interests in securitizations at February 28, 2009 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of the investors’ interest in securitizations	$22,570,270	$6,763,949	$10,111,582	$4,455,265	$1,239,474

We access the public asset securitization market through the Discover Card Master Trust I and, beginning July 26, 2007, DCENT, using receivables generated by our U.S. Card business. Through the Discover Card Master Trust I, we have used a structure utilizing Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates and a cash collateral account. DCENT includes three classes of securities sold to investors, the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated classes of notes. On February 4, 2009 Standard & Poor’s placed the ratings of DCMT Series 1996-4 Class A (AAA-rated) and all series of DCENT Class C Notes (BBB-rated) on negative credit watch due to concerns about trust performance and credit enhancement levels. In order to maintain the ratings of these securities, the rating agencies may require us to take certain actions to provide additional credit enhancement. See “Part II. Item 1A. Risk Factors.”

For the three months ended February 28, 2009, we had triple-A rated note issuance capacity of $5.0 billion in DCENT, subject to market availability. In order to maintain this level of triple-A rated note issuance capacity, we have purchased $1.1 billion principal amount of subordinated notes issued by DCENT, which are classified as available-for-sale investment securities for accounting purposes. In the future, we may purchase additional subordinated notes to maintain our triple-A rated note issuance capacity.

As of February 28, 2009, the balance of cash collateral account loans on which we provided funding was $995.0 million and is recorded in amounts due from asset securitization in the consolidated statement of financial condition at its fair value of $956.1 million. A majority of this funding was obtained through a loan facility entered into between a consolidated special purpose subsidiary, DRFC Funding LLC, and third-party lenders. At February 28, 2009, $630.0 million of the DRFC Funding LLC loan facility remains outstanding and is recorded in long-term borrowings in the consolidated statement of financial condition. Repayment of this loan facility is secured by $945.0 million of cash collateral account loans at February 28, 2009.

The following table summarizes scheduled maturities of the cash collateral accounts at February 28, 2009 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of cash collateral accounts	$995,001	$260,526	$547,369	$127,895	$59,211

The securitization structures include certain features designed to protect investors that could result in earlier- than-expected repayment of the underlying securities, accelerating the need for alternative funding. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization.” In the event of an economic early amortization (which would occur if the “excess spread” (the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables) falls below 0% for a contractually specified period, generally a three-month rolling average), the receivables that otherwise would have been subsequently purchased by the trust from us would instead continue to be recognized on our consolidated statement of financial condition since the cash flows generated in the trust would instead be used to repay investors in the asset-backed securities. As of February 28, 2009, no economic early amortization events have occurred. The table below provides information concerning investor interest and related excess spreads at February 28, 2009 (dollars in thousands):

	Investor Interest	# of Series Outstanding	3-Month Rolling Average Excess Spread
Interchange series(1)	$11,915,795	14	7.38%
Non-interchange series	2,789,475	3	4.43%

Discover Card Master Trust I	14,705,270	17	4.43%
Discover Card Execution Note Trust(1)	7,865,000	20	6.00%

Total investor interest	$22,570,270	37

(1)	Discover Card Master Trust I certificates issued on or after November 4, 2004 and all notes issued by DCENT include cash flows derived from discount and interchange revenue earned by Discover Card.

Short-Term Borrowings. Short-term borrowings consist of borrowings through the Federal Reserve’s Term Auction Facility, term, overnight Federal Funds purchased and other short-term borrowings with original maturities of less than one year. At February 28, 2009, we had borrowed $375 million of overnight Federal Funds and $2.0 billion through the Term Auction Facility at an interest rate of 0.25%. The borrowings under the Term Auction Facility allowed us to obtain funding at a lower interest rate than alternatives existing at that time.

Long-Term Borrowings and Bank Notes. At February 28, 2009, we had $400 million principal amount of floating rate senior notes outstanding which mature in June 2010 and $400 million principal amount of fixed rate senior notes outstanding which mature in June 2017. Additionally, we had $250 million principal amount of bank notes which matured in February 2009. In October 2008, the Federal Deposit Insurance Corporation established the Temporary Liquidity Guarantee Program (the “TLGP”) pursuant to which the FDIC will guarantee the timely payment of interest and principal on certain newly-issued senior unsecured debt of eligible entities issued on or before October 31, 2009. Discover Bank has opted into the TLGP and is eligible to receive the benefit of the TLGP guarantee in connection with the issuance of senior unsecured debt of up to $312.5 million. While it is unclear at this time whether Discover Bank will be issuing unsecured debt pursuant to the TLGP, our participation in this program may provide us access to an additional source of funding.

Available Credit Facilities

Secured Committed Credit Facilities. The maintenance of revolving committed credit agreements serves to further diversify our funding sources. In connection with our asset securitization program, we have access to committed undrawn funding capacity through privately placed asset-backed commercial paper conduits to support credit card loan receivables funding requirements. At February 28, 2009, we had used $2.7 billion of capacity under these conduits and had $1.5 billion available to us, $750 million of which will expire in each of the second and third quarters of 2009. The original commitments of these facilities range from 364-day renewable agreements to multi-year extendable commitments.

Unsecured Committed Credit Facilities. As of February 28, 2009, our unsecured committed credit facility of $2.4 billion had a remaining life of 39 months. This facility serves to diversify our funding sources and enhance our liquidity. This facility became effective at the time of the spin-off, is provided by a group of major global banks, and is available to both Discover Financial Services and Discover Bank (Discover Financial Services may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). We anticipate that the facility will support general liquidity needs and may be drawn to meet short-term funding needs from time to time. At February 28, 2009, we had no outstanding balances due under the facility.

Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window and has participated in the Federal Reserve’s Term Auction Facility. In December 2007, the Federal Reserve

announced the establishment of a temporary Term Auction Facility. All depository institutions that are judged to be in generally sound financial condition by their local Reserve Bank and that are eligible to borrow under the primary credit discount window program are eligible to participate in Term Auction Facility auctions. Discover Bank had $4.5 billion of available capacity through the Federal discount window as of February 28, 2009, which includes remaining capacity under the Term Auction Facility of $1.2 billion. The Federal Reserve has announced changes to the discount window to be effective April 27, 2009. The changes will reduce our capacity under the discount window and Term Auction Facility based on assets pledged at February 28, 2009. At February 28, 2009, we had borrowed $2.0 billion under the Term Auction Facility.

Off-Balance Sheet Arrangements

See “—Liquidity and Capital Resources—Funding Sources—Securitization Financing.”

Guarantees

Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, or equity security of a guaranteed party, rate or index. Our guarantees relate to certain representations and warranties made with regard to securitized loans, transactions processed on the Discover Network, transactions processed by Diners Club licensees and indemnifications made in conjunction with the sale of the Goldfish business. Also included in guarantees are contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. See Note 12: Commitments, Contingencies and Guarantees to the consolidated financial statements for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at February 28, 2009, which include deposits, long-term borrowings, purchase obligations and operating and capital lease obligations, were $30.4 billion. For a description of our contractual obligations as on November 30, 2008, see our annual report on Form 10-K for the fiscal year ending November 30, 2008 under “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”

During the three months ended February 28, 2009, we increased our owned loans by $2.8 billion. As part of our risk management strategies, we reduced our unused commitments by $14 billion from November 30, 2008 to $193 billion, as a result of closing inactive accounts. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by these guarantees, if any, are included in our consolidated financial statements.

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

Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at February 28, 2009, we estimate that the pretax income of lending and related activities (reported on a managed basis) over the following 12-month period would be reduced by approximately $30 million. We estimated the comparable reduction of pretax income for the 12-month period following November 30, 2008 to be approximately $38 million. At February 28, 2009, we are slightly less asset sensitive due to changes in our asset and funding composition and timing.

Foreign Currency Exchange Risk. As of February 28, 2009, we believe our foreign currency exchange risk is immaterial.

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We executed an agreement to settle the lawsuit with MasterCard and Visa on October 27, 2008. The agreement became effective on November 4, 2008 upon receipt of the approval of Visa’s Class B shareholders. Under the settlement, Visa and MasterCard agreed to pay us up to $2.75 billion in exchange for our agreement to dismiss the lawsuit and release all claims. MasterCard agreed to pay us a lump sum in the amount of $862.5 million, which we received in the fourth quarter of 2008. Visa agreed to pay us up to an aggregate amount of approximately $1.9 billion, in four installments of up to $472 million each on December 15, 2008, March 13, 2009, June 15, 2009 and September 28, 2009, plus interest. The payments from Visa are contingent on the Company achieving certain financial performance measures. For each of the first three fiscal quarters in 2009, Visa agreed to pay us an amount equal to 5% of each quarter’s total combined transaction sales volume for Company payment cards, including payment cards issued by the Company and payment cards issued by third parties on the Discover, PULSE and Diners Club networks, up to the maximum amount for each quarter stated above. For the fourth payment, which covers a three-week period in the fourth fiscal quarter of 2009, Visa agreed to pay us an amount equal to 21% of the period’s total combined transaction sales volume, up to the maximum quarterly payment amount stated above. The settlement agreement provides for adjustments to the maximum amounts and for other adjustments based on whether we achieve the financial performance measures. On December 15, 2008 and March 13, 2009, we received quarterly payments from Visa in the amounts of $472 million each.

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

Item 1A.	Risk Factors.

You should carefully consider each of the risks described below, which supplement the risks disclosed in our annual report on Form 10-K for the year ended November 30, 2008. You should also consider all of the other risks disclosed in our annual report on Form 10-K in evaluating us. Our business, financial condition, cash flows and/or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks.

Certain actions that may be required by the rating agencies to maintain the ratings of securities issued by our securitization trusts could, if executed, result in additional regulatory capital requirements and/or a reversal of sale accounting treatment for our securitized receivables, each of which could adversely impact our earnings, liquidity and capital.

We access the public asset-backed securitization market through the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) using receivables generated by our U.S.

Card business. Our DCMT structure issues Class A and Class B certificates, with credit enhancement provided by the subordinated Class B certificates, a cash collateral account and the excess cash flows generated by the receivables in the trust. The DCENT structure issues Class A, Class B and Class C notes, with credit enhancement provided by the Class B and Class C notes and the excess cash flows generated by the receivables in the trust.

On February 4, 2009, Standard & Poor’s Ratings Services (“S&P”) placed on credit watch with negative implications its AAA rating on the Class A certificates from DCMT Series 1996-4 and its BBB rating on the Class C notes of DCENT, which represent $1.9 billion of loan receivables, or 8.4% of the aggregate amount of securities outstanding under DCMT and DCENT. According to S&P, the credit watch actions primarily reflect the gradual increase in the charge-off rate of DCMT and DCENT in 2008 and S&P’s expectation that the trust performance variables could further weaken in 2009.

The Class A certificates from DCMT Series 1996-4 currently have less credit enhancement than the rest of the DCMT Class A certificates, thereby making them more vulnerable if the performance of receivables in DCMT deteriorates further. The DCENT Class C notes are currently supported solely by excess cash flows (“excess spread”) generated by the securitized receivables. S&P stated that it believes that this credit enhancement based solely on excess spread will be under pressure if performance trends continue to deteriorate in 2009. As of February 28, 2009, the three-month average excess spread for DCENT was at 6.0%. If the three-month average excess spread declines below 4.5%, the trustee would be required to fund the Class C reserve account by trapping a portion of the excess cash flows that is typically returned to Discover Bank as additional credit enhancement for holders of the DCENT Class C notes.

The credit watch with negative implications status applies for 90 days, at which time S&P will reevaluate for possible downgrade the ratings of the certificates and notes, based on its ongoing review of the credit performance of the underlying receivables and the available credit enhancement. S&P has indicated that it believes that any downgrades, if warranted, would not likely exceed one rating category.

In order to maintain the ratings of DCENT and DCMT securities, S&P (and/or other rating agencies) may require certain actions to be taken to provide additional credit enhancement. These actions may in some cases require amendments to the related agreements, possibly subject to investor consent. These actions, if taken, could result in an increase in our risk-weighted assets, triggering additional capital requirements, and/or a reversal of sale accounting treatment for the receivables under GAAP, resulting in increased reserves and a writedown of the interest-only strip receivable, which could adversely impact our earnings, liquidity and capital. Failure to take these actions may limit our future ability to access the securitization markets.

The rating agencies are continuously examining the ratings of the securities issued by the securitization trusts. It is possible that one or more rating agencies other than S&P may place on credit watch or downgrade the rating of the aforementioned securities. It is also possible that one or more of the rating agencies may place on credit watch or downgrade the ratings of other securities issued by the securitization trusts.

Our business could be materially adversely affected if we are unable to recruit, retain and motivate key officers and employees as a result of executive compensation restrictions imposed on us as a participant in the U.S. Treasury Capital Purchase Program.

Our success depends, in large part, on our ability to retain, recruit and motivate key officers and employees to manage our business. As a participant in the U.S. Treasury Capital Purchase Program, we are subject to significant restrictions on how we may compensate our top five senior executive officers (“SEOs”) and our next 20 most highly compensated employees under the Emergency Economic Stabilization Act of 2008, as amended (“EESA”). The EESA generally limits the amount of bonus or incentive compensation payable to our SEOs and our next 20 most highly compensated employees to one-third of the total amount of their annual compensation and limits the form of such payments to long-term restricted stock that does not fully vest during the period in which the senior preferred stock is held by the U.S. Treasury. In addition, the EESA could require the clawback of previously paid compensation to these employees. The EESA also restricts golden parachute payments for our SEOs and our next five most highly compensated employees except for payments for services performed or benefits accrued. We may be subject to further restrictions under expected U.S. Treasury regulations implementing EESA and any other future legislation or regulation limiting executive compensation. These restrictions could negatively impact our ability to compete with other companies in recruiting and retaining key officers and employees. Some of the companies with which we compete for senior talent may not be subject to such compensation limitations. The financial institutions that are larger than we are may be subject to such limitations, but such limitations may not apply to the individuals in the positions for which we seek to retain and recruit talent. If we are unable to recruit, retain and motivate key personnel, our business could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the three months ended February 28, 2009:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 – 31, 2008
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	3,074	$10.07	N/A	N/A
January 1 – 31, 2009
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	843,626	$7.27	N/A	N/A
February 1—28, 2009
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	950	$7.21	N/A	N/A

Total
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	847,650	$7.28	N/A	N/A

(1)	On December 3, 2007, we announced that our Board of Directors authorized the repurchase of up to $1 billion of our outstanding stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At February 28, 2009, we had not repurchased any stock under this program.
(2)	Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/S/ ROY GUTHRIE
Roy Guthrie Executive Vice President and Chief Financial Officer

Date: April 8, 2009

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Discover Financial Services.

3.2

Amended and Restated Bylaws of Discover Financial Services, as amended and restated on January 22, 2009 (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on January 23, 2009 and incorporated herein by reference thereto).

4.1	Form of Certificate for the Series A Preferred Stock (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

4.2	Warrant for Purchase of Shares of Common Stock (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.1	Letter Agreement, dated March 13, 2009, between Discover Financial Services and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.2	Side Letter, dated March 13, 2009, between Discover Financial Services and the United States Department of the Treasury (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.3	Form of Waiver, executed by each of Discover Financial Services’ senior executive officers and certain other employees (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.4	Form of Executive Compensation Agreement, dated March 13, 2009, executed by each of Discover Financial Services’ senior executive officers and certain other employees.

10.5	Discover Financial Services Omnibus Incentive Plan (filed as an attachment to Discover Financial Services’ Proxy Statement on Schedule 14A filed on February 27, 2009 and incorporated herein by reference thereto).

10.6	Amendment No. 2, dated as of March 11, 2009, to the Credit Agreement, dated as of June 6, 2007, among Discover Financial Services, Discover Bank, the subsidiary borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.7	2008 Year End Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.21 to Discover Financial Services’ Annual Report on Form 10-K for the year ended November 30, 2008 filed on January 28, 2009 and incorporated herein by reference thereto).

10.8	2008 Special Grant Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.22 to Discover Financial Services’ Annual Report on Form 10-K for the year ended November 30, 2008 filed on January 28, 2009 and incorporated herein by reference thereto).

31.1	Certification of Chief Executive Officer of Discover Financial Services pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of Discover Financial Services pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Discover Financial Services pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.