Form 10-Q
period 2009-05-31
Discover Financial Services
filed 2009-07-01
CIK 1393612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

As of June 26, 2009 there were 483,081,101 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES

Quarterly Report on Form 10-Q

For the quarterly period ended May 31, 2009

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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DISCOVER FINANCIAL SERVICES

Consolidated Statements of Financial Condition

	May 31, 2009	November 30, 2008
	(unaudited)
	(dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$815,680	$793,585
Federal Funds sold	—	1,050,000
Interest-earning deposits	8,879,145	8,327,558

Cash and cash equivalents	9,694,825	10,171,143
Restricted cash—special dividend escrow	427,357	—
Investment securities:
Available-for-sale (amortized cost of $1,491,255 and $1,211,245 at May 31, 2009 and November 30, 2008, respectively)	1,429,738	1,127,119
Held-to-maturity (fair value of $91,796 and $84,167 at May 31, 2009 and November 30, 2008, respectively)	99,682	100,825

Total investment securities	1,529,420	1,227,944
Loan receivables:
Credit card	25,312,764	23,814,307
Other	2,128,750	1,402,304

Total loan receivables	27,441,514	25,216,611
Allowance for loan losses	(1,986,473)	(1,374,585)

Net loan receivables	25,455,041	23,842,026
Accrued interest receivable	187,662	159,021
Amounts due from asset securitization	1,767,545	2,233,600
Premises and equipment, net	531,166	552,502
Goodwill	255,421	255,421
Intangible assets, net	199,477	203,319
Other assets	1,470,374	1,247,406

Total assets	$41,518,288	$39,892,382

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$29,085,894	$28,452,146
Non-interest bearing deposit accounts	63,836	78,375

Total deposits	29,149,730	28,530,521
Short-term borrowings	500,000	500,000
Long-term borrowings	1,427,043	1,735,383
Accrued interest payable	235,934	268,967
Special dividend—Morgan Stanley	513,250	473,000
Accrued expenses and other liabilities	2,276,691	2,468,688

Total liabilities	34,102,648	33,976,559
Commitments, contingencies and guarantees (Note 14)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 1,224,558 issued and outstanding at May 31, 2009	1,151,979	—
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 483,110,566 and 480,517,188 shares issued at May 31, 2009 and November 30, 2008, respectively	4,831	4,805
Additional paid-in capital	3,029,992	2,938,657
Retained earnings	3,296,234	3,046,956
Accumulated other comprehensive loss	(52,542)	(66,338)
Treasury stock, at cost; 1,434,982 and 530,549 shares at May 31, 2009 and November 30, 2008, respectively	(14,854)	(8,257)

Total stockholders’ equity	7,415,640	5,915,823

Total liabilities and stockholders’ equity	$41,518,288	$39,892,382

See Notes to Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated Statements of Income

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
	(unaudited)
	(dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$781,176	$503,755	$1,514,675	$1,047,744
Other loans	40,641	16,171	75,874	25,403
Federal Funds sold	—	26,062	3,262	67,341
Investment securities	17,960	11,626	33,544	17,613
Deposits	14,559	34,239	35,059	56,676
Other interest income	3,648	20,210	11,363	60,088

Total interest income	857,984	612,063	1,673,777	1,274,865
Interest expense:
Deposits	308,123	292,441	605,249	602,240
Short-term borrowings	1,345	45	2,528	135
Long-term borrowings	10,537	20,762	24,948	50,314

Total interest expense	320,005	313,248	632,725	652,689

Net interest income	537,979	298,815	1,041,052	622,176
Provision for loan losses	643,861	210,969	1,581,674	516,601

Net interest income after provision for loan losses	(105,882)	87,846	(540,622)	105,575

Other income:
Securitization income	325,264	628,031	743,147	1,341,528
Loan fee income	52,293	53,839	120,315	142,097
Discount and interchange revenue	81,894	65,523	157,161	117,419
Fee products	75,248	59,126	150,024	118,459
Merchant fees	11,736	17,849	24,573	36,693
Transaction processing revenue	32,604	30,405	61,470	56,359
Loss on investment securities	(1,012)	(31,280)	(1,817)	(32,464)
Antitrust litigation settlement	472,775	—	947,616	—
Other income	30,318	21,399	68,587	40,345

Total other income	1,081,120	844,892	2,271,076	1,820,436
Other expense:
Employee compensation and benefits	208,151	218,290	427,639	435,660
Marketing and business development	102,922	132,038	214,355	273,591
Information processing and communications	74,441	79,449	149,338	157,725
Professional fees	74,550	81,392	144,673	155,064
Premises and equipment	18,223	19,803	36,295	39,444
Other expense	82,341	75,853	147,451	147,684

Total other expense	560,628	606,825	1,119,751	1,209,168

Income from continuing operations before income tax expense	414,610	325,913	610,703	716,843
Income tax expense	188,810	124,370	264,509	276,471

Income from continuing operations	225,800	201,543	346,194	440,372
Income (loss) from discontinued operations, net of tax	—	32,605	—	(125,010)

Net income	225,800	234,148	346,194	315,362
Preferred stock dividends and accretion of discount	(16,554)	—	(16,554)	—

Net income available to common stockholders	$209,246	$234,148	$329,640	$315,362

Basic earnings per share:
Income from continuing operations available to common stockholders	$0.43	$0.42	$0.69	$0.92
Income (loss) from discontinued operations, net of tax	—	0.07	—	(0.26)

Net income available to common stockholders	$0.43	$0.49	$0.69	$0.66

Diluted earnings per share:
Income from continuing operations available to common stockholders	$0.43	$0.42	$0.68	$0.92
Income (loss) from discontinued operations, net of tax	—	0.06	—	(0.27)

Net income available to common stockholders	$0.43	$0.48	$0.68	$0.65

Dividends paid per share of common stock	$0.02	$0.06	$0.08	$0.12

See Notes to Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
	(unaudited)
	(dollars and shares in thousands)
Balance at November 30, 2007	—	$—	477,762	$4,777	$2,846,127	$2,717,905	$32,032	$(1,419)	$5,599,422
Adoption of FASB Interpretation No. 48	—	—	—	—	—	(8,743)	—	—	(8,743)
Comprehensive income:
Net income	—	—	—	—	—	315,362	—	—	315,362
Foreign currency translation, net of tax	—	—	—	—	—	—	(48,358)	—
Net unrealized losses on investment securities, net of tax	—	—	—	—	—	—	(9,103)	—

Other comprehensive loss	—	—	—	—	—	—	(57,461)	—	(57,461)

Total comprehensive income	—	—	—	—	—	—	—	—	257,901
Purchases of treasury stock	—	—	—	—	—	—	—	(2,986)	(2,986)
Common stock issued under employee benefit plans	—	—	1,138	12	16,125	—	—	—	16,137
Common stock issued and stock-based compensation expense	—	—	709	7	46,559	—	—	—	46,566
Dividends	—	—	—	—	—	(58,471)	—	—	(58,471)
Other	—	—	—	—	(135)	—	—	—	(135)

Balance at May 31, 2008	—	$—	479,609	$4,796	$2,908,676	$2,966,053	$(25,429)	$(4,405)	$5,849,691

Balance at November 30, 2008	—	$—	480,517	$4,805	$2,938,657	$3,046,956	$(66,338)	$(8,257)	$5,915,823
Adoption of the measurement date provision of FASB Statement No. 158, net of tax	—	—	—	—	—	(1,110)	—	—	(1,110)
Comprehensive income:
Net income	—	—	—	—	—	346,194	—	—	346,194
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	14,035	—
Adjustments related to pension and postretirement, net of tax	—	—	—	—	—	—	(239)	—

Other comprehensive income	—	—	—	—	—	—	13,796	—	13,796

Total comprehensive income	—	—	—	—	—	—	—	—	359,990
Purchases of treasury stock	—	—	—	—	—	—	—	(6,597)	(6,597)
Common stock issued under employee benefit plans	—	—	99	1	665	—	—	—	666
Common stock issued and stock based compensation expense	—	—	2,495	25	24,417	120	—	—	24,562
Income tax deficiency on stock-based compensation plans	—	—	—	—	(9,614)	—	—	—	(9,614)
Issuance of preferred stock	1,225	1,148,691	—	—	75,867	—	—	—	1,224,558
Accretion of preferred stock discount	—	3,288	—	—	—	(3,288)	—	—	—
Dividends—preferred stock	—		—	—	—	(13,266)	—	—	(13,266)
Dividends paid—common stock	—	—	—	—	—	(39,122)	—	—	(39,122)
Special dividend—Morgan Stanley	—	—	—	—	—	(40,250)	—	—	(40,250)

Balance at May 31, 2009	1,225	$1,151,979	483,111	$4,831	$3,029,992	$3,296,234	$(52,542)	$(14,854)	$7,415,640

See Notes to Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated Statements of Cash Flows

	For the Six Months Ended May 31,
	2009	2008
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net income	$346,194	$315,362
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of Goldfish business	—	152,060
Loss on investments securities	1,817	32,464
Gain on equipment	(63)	—
Stock-based compensation expense	25,228	62,703
Income tax deficiency on stock-based compensation expense	(9,614)	—
Deferred income taxes	(242,929)	(22,867)
Depreciation and amortization on premises and equipment	49,134	55,621
Other depreciation and amortization	(5,329)	60,801
Provision for loan losses	1,581,674	536,612
Amortization of deferred revenues	(3,321)	(9,350)
Changes in assets and liabilities:
(Increase) decrease in amounts due from asset securitization	466,055	333,254
(Increase) decrease in other assets	(57,352)	(47,866)
Increase (decrease) in accrued expenses and other liabilities	(237,916)	97,472

Net cash provided by operating activities	1,913,578	1,566,266
Cash flows from investing activities
Proceeds from the sale of Goldfish business	—	69,529
Maturities of investment securities	79,975	28,706
Purchases of investment securities	(353,822)	(20,367)
Proceeds from securitization and sale of loans held for investment	750,000	4,394,802
Net principal disbursed on loans held for investment	(3,896,894)	(4,802,649)
(Increase) decrease in restricted cash—special dividend escrow	(427,357)	—
Proceeds from sale of equipment	1,513	—
Purchases of premises and equipment	(29,932)	(45,434)

Net cash (used for) investing activities	(3,876,517)	(375,413)
Cash flows from financing activities
Proceeds from the issuance of preferred stock and warrant	1,224,558	—
Net increase (decrease) in short-term borrowings	—	(759,312)
Repayment of long-term debt and bank notes	(307,719)	(243,642)
Purchases of treasury stock	(6,597)	(2,986)
Net increase (decrease) in deposits	626,046	59,820
Dividends paid on common and preferred stock	(49,667)	(58,471)

Net cash provided by (used for) financing activities	1,486,621	(1,004,591)
Effect of exchange rate changes on cash and cash equivalents	—	(24,592)

Net increase (decrease) in cash and cash equivalents	(476,318)	161,670
Cash and cash equivalents, at beginning of period	10,171,143	8,787,095

Cash and cash equivalents, at end of period	9,694,825	$8,948,765

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$643,667	$718,970

Income taxes, net of income tax refunds	$298,877	$129,020

Non-cash transactions:
Special dividend—Morgan Stanley	$(40,250)	$—

Acquisition of certificated beneficial interests in DCENT	$—	$585,000

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(unaudited)

1.	Background and Basis of Presentation

Description of Business. Discover Financial Services (“DFS” or the “Company”) is a leading credit card issuer and electronic payment services company. In the second quarter of 2009, the Company became a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act, which subjects the Company to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company provides its services through its main subsidiaries Discover Bank and DFS Services LLC, the latter of which, directly or through its subsidiaries, operates Discover’s signature card network (the “Discover Network”), the PULSE Network (“PULSE”) and Diners Club International (“Diners Club”). Discover Bank is a Delaware state-chartered bank that offers its customers a variety of credit card, other consumer loan and deposit products. Discover Network operates a credit card transaction processing network for Discover Card-branded and third-party issued credit cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network that offers transaction processing and marketing services to licensees globally.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“Statement No. 166”) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 166 amends the accounting for transfers of financial assets, and is the principal accounting guidance governing the Company’s credit card asset securitization activities. Under Statement No. 166, the Discover Card Master Trust I and Discover Card Execution Note Trust (the “trusts”) used in the Company’s securitization transactions will no longer be exempt from consolidation. Statement No. 167 prescribes an ongoing assessment of the Company’s involvements in the activities of the trusts and its rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated on the Company’s financial statements. The assessment under Statement No. 167 will result in the consolidation of the trusts by the Company. As a result, credit card receivables held by the securitization trusts and debt issued from those entities will be presented as assets and liabilities of the Company beginning on the effective date of the new standards. The two standards become effective for the Company on December 1, 2009. Initial adoption is expected to have a material impact on the Company’s reported financial condition. If the trusts were consolidated using the carrying amounts of trust assets and liabilities as of May 31, 2009, this would result in an increase in total assets of approximately $21.1 billion and an increase in total liabilities of approximately $22.3 billion on the Company’s balance sheet, with the difference of approximately $1.2 billion recorded as a charge to retained earnings, net of tax. In addition, certain interests in the trust assets currently reflected on the Company’s balance sheet will be reclassified, primarily to loan receivables, cash and accrued interest receivable. After adoption, the Company’s results of operations will no longer reflect securitization income, but will instead report interest income and provisions for loan losses associated with all managed loan receivables and interest expense associated with debt issued from the trusts. Because the Company’s securitization transactions will be accounted for under the new accounting standards as secured borrowings rather than asset sales, the presentation of cash flows from these transactions will be presented as cash flows from financing activities rather than cash flows from investing activities.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“Statement No. 165”). This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under Statement No. 165 as under current practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of Statement No. 165 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides guidance for estimating fair value under FASB Statement No. 157, Fair Value Measurements when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance for identifying circumstances that indicate a transaction is not orderly. This FSP affirms that the objective of fair value measurement in a market for an asset that is not active is the price that would be received in an orderly (i.e., not distressed) transaction on the measurement date under current market conditions. If the market is determined to be not active, the entity must consider all available evidence in determining whether an observable transaction is orderly. If a quoted price is determined to be associated with a distressed transaction, the entity should place little, if any, weight on that transaction price in estimating fair value or market risk premiums. The FSP is effective for interim and annual periods ending after June 15, 2009. The application of this guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP changes existing guidance for determining whether an impairment of a debt security is other than temporary. Under this guidance, impairment of a debt security is separated into two components: impairment related to credit loss and impairment related to all other factors. When an entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its fair value up to its cost basis, it will recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. Alternatively, if the entity intends to sell the security or concludes that it is more likely than not that it will have to sell the security before recovery of its cost basis, the entire impairment will be recorded in earnings. The FSP requires separate display of credit and noncredit losses on the income statement. The FSP is effective for interim and annual periods ending after June 15,

2009. The application of this guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP requires quarterly disclosure of the methods and significant assumptions used to estimate the fair values of all financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, which were previously required only in annual financial statements. The FSP is effective for interim and annual periods ending after June 15, 2009. The application of this guidance affects disclosures only; therefore it will have no impact on the Company’s financial condition, results of operations or cash flows.

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

The following table provides summary financial information for discontinued operations related to the sale of the Company’s Goldfish business (dollars in thousands):

	For the Three Months Ended May 31, 2008	For the Six Months Ended May 31, 2008
Revenues(1)	$29,791	$128,355

Income from discontinued operations	$21,282	$44,912
Gain (loss) on the sale of discontinued operations(2)	14,800	(220,830)

Pretax income (loss) from discontinued operations	36,082	(175,918)
Income tax expense (benefit)	3,477	(50,908)

Income (loss) from discontinued operations, net of tax	$32,605	$(125,010)

(1)	Revenues are the sum of net interest income and other income.
(2)	Gain (loss) on the sale of discontinued operations for the three and six months ended May 31, 2008 includes a $27.1 million realization of cumulative foreign currency translation adjustments which were previously recorded net of tax. As a result, there is no tax impact in the period of sale related to the realization of cumulative foreign currency translation adjustments.

3.	Investment Securities

The Company’s investment securities consist of the following (dollars in thousands):

	May 31, 2009	November 30, 2008
U.S. Treasury and other U.S. government agency obligations	$14,983	$16,495
States and political subdivisions of states	70,150	70,290
Other securities:
Certificated retained interests in DCENT	977,357	981,742
Credit card asset-backed securities of other issuers	393,608	85,762
Asset-backed commercial paper notes	58,758	59,586
Other debt and equity securities	14,564	14,069

Total other securities	1,444,287	1,141,159

Total investment securities	$1,529,420	$1,227,944

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At May 31, 2009
Available-for-Sale Investment Securities(1)
Certificated retained interests in DCENT	$1,065,000	$—	$(87,643)	$977,357
Credit card asset-backed securities of other issuers	367,482	26,128	(2)	393,608
Asset-backed commercial paper notes	58,758	—	—	58,758
Equity securities(2)	15	—	—	15

Total available-for-sale investment securities	$1,491,255	$26,128	$(87,645)	$1,429,738

Held-to-Maturity Investment Securities(3)
U.S. Treasury and other U.S. government agency obligations:
Mortgage-backed securities	$14,484	$664	$—	$15,148
Other	499	—	—	499

Total U.S. Treasury and other U.S. government agency obligations	14,983	664	—	15,647
States and political subdivisions of states	70,150	—	(8,550)	61,600
Other debt securities	14,549	—	—	14,549

Total held-to-maturity investment securities	$99,682	$664	$(8,550)	$91,796

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At November 30, 2008
Available-for-Sale Investment Securities(1)
Certificated retained interests in DCENT	$1,065,000	$—	$(83,258)	$981,742
Credit card asset-backed securities of other issuers	85,843	627	(708)	85,762
Asset-backed commercial paper notes	59,586	—	—	59,586
Equity securities(2)	816	—	(787)	29

Total available-for-sale investment securities	$1,211,245	$627	$(84,753)	$1,127,119

Held-to-Maturity Investment Securities(3)
U.S. Treasury and other U.S. government agency obligations:
Mortgage-backed securities	$15,449	$379	$—	$15,828
Other	1,046	2	—	1,048

Total U.S. Treasury and other U.S. government agency obligations	16,495	381	—	16,876
States and political subdivisions of states	70,290	93	(17,132)	53,251
Other debt securities	14,040	—	—	14,040

Total held-to-maturity investment securities	$100,825	$474	$(17,132)	$84,167

(1)	Available-for-sale investment securities are reported at fair value.
(2)	For the six months ended May 31, 2009 and May 31, 2008, the Company recorded other-than-temporary impairments of $0.8 million and $1.2 million respectively, related to an equity investment classified as available-for-sale.
(3)	Held-to-maturity investment securities are reported at amortized cost.

Certificated retained interests in Discover Card Execution Note Trust (“DCENT”) are certificated Class B and Class C notes issued by DCENT, which the Company now holds as other retained beneficial interests. For more information on the fair value calculations of these investment securities, see Note 15: Fair Value Disclosures. The changes in the fair value of available-for-sale investment securities are recorded in other comprehensive income, net of tax. During the three and six months ended May 31, 2009, the Company recorded a $0.2 million reduction of gross realized losses and $4.4 million of gross unrealized losses, respectively, and no unrealized gains through other comprehensive income on these investment securities. During the three and six months ended May 31, 2008, the Company recorded $2.7 million and $14.7 million of gross unrealized losses, respectively, and no unrealized gains through other comprehensive income on these investment securities.

Credit card asset-backed securities of other issuers are investments in third-party credit card asset-backed securities which the Company began purchasing in the fourth quarter of 2008. During the three months ended May 31, 2009, the Company recorded $21.1 million of gross unrealized gains and a $0.8 million reduction to gross unrealized losses through other comprehensive income on these investment securities. During the six months ended May 31, 2009, the Company recorded $25.5 million of gross unrealized gains and a $0.7 million reduction of gross unrealized losses through other comprehensive income on these investment securities.

At May 31, 2009, the Company had $8.6 million of net unrealized losses on its held-to-maturity investment securities in states and political subdivisions of states, compared to $17.0 million of net unrealized losses at November 30, 2008. The Company believes the unrealized loss on these investments is the result of changes in interest rates subsequent to the Company’s acquisitions of these securities and that the reduction in value is temporary. Additionally, the Company expects to collect all amounts due according to the contractual terms of these securities.

4.	Loan Receivables

Loan receivables consist of the following (dollars in thousands):

	May 31, 2009	November 30, 2008
Credit card loans:
Discover Card(1)	$24,858,933	$23,348,134
Discover Business Card	453,831	466,173

Total credit card loans	25,312,764	23,814,307
Other consumer loans:
Personal loans	1,241,465	1,028,093
Student loans	816,177	299,929
Other	71,108	74,282

Total other consumer loans	2,128,750	1,402,304

Total loan receivables	27,441,514	25,216,611
Allowance for loan losses	(1,986,473)	(1,374,585)

Net loan receivables	$25,455,041	$23,842,026

(1)	Amount includes $15.1 billion and $14.8 billion of the Company’s seller’s interest in credit card securitizations at May 31, 2009 and November 30, 2008, respectively. See Note 5: Credit Card Securitization Activities for further information.

Activity in the allowance for loan losses is as follows (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
Balance at beginning of period	$1,878,942	$860,378	$1,374,585	$759,925
Additions:
Provision for loan losses	643,861	210,969	1,581,674	516,601
Deductions:
Charge-offs	(588,920)	(269,013)	(1,070,199)	(514,641)
Recoveries	52,590	44,441	100,413	84,890

Net charge-offs	(536,330)	(224,572)	(969,786)	(429,751)

Balance at end of period	$1,986,473	$846,775	$1,986,473	$846,775

Information regarding net charge-offs of interest and fee revenues on credit card loans is as follows (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
Interest accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$137,561	$62,153	$248,941	$119,126
Loan fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$49,694	$26,916	$90,848	$50,985

Information regarding loan receivables that are over 90 days delinquent and accruing interest and loan receivables that are not accruing interest is as follows (dollars in thousands):

	May 31, 2009	November 30, 2008
Loans over 90 days delinquent and accruing interest	$569,766	$444,324
Loans not accruing interest	$274,000	$173,123

5.	Credit Card Securitization Activities

The Company has accessed the term asset securitization market through the Discover Card Master Trust I and, beginning July 26, 2007, DCENT, into which credit card loan receivables generated in the U.S. Card segment are transferred and from which beneficial interests are issued to investors. The Company continues to own and service the accounts that generate the transferred loan receivables. The Discover Card Master Trust I debt structure consists of Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates and a cash collateral account. DCENT includes up to four classes of securities sold to investors, the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated, classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated classes of notes. These trusts are not subsidiaries of the Company, and as such, are excluded from the consolidated financial statements in accordance with GAAP. The Company’s securitization activities generally qualify as sales under GAAP and accordingly are not treated as secured financing transactions. As such, credit card loan receivables equal to the amount of the investors’ interests in transferred loan receivables are removed from the consolidated statements of financial condition.

The Company’s retained interests in credit card asset securitizations include an undivided seller’s interest, certain subordinated tranches of notes, accrued interest receivable on securitized credit card loan receivables, cash collateral accounts, servicing rights, the interest-only strip receivable and other retained interests. The undivided seller’s interest is not represented by security certificates and is reported in loan receivables. The Company’s undivided seller’s interest ranks pari passu with investors’ interests in the securitization trusts. The remaining retained interests are subordinate to certain investors’ interests and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors of the trusts. Subordinated retained interests represented by a security are recorded in available-for-sale investment securities at amounts that approximate fair value, with changes in the fair value estimates recorded in other comprehensive income, net of tax. All other subordinated retained interests are recorded in amounts due from asset securitization at amounts that approximate fair value. Changes in the fair value estimates of these other subordinated retained interests are recorded in securitization income. For more information on the fair value calculations of these retained interests, see Note 15: Fair Value Disclosures.

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

The following table summarizes the Company’s retained interests in credit card securitizations (dollars in thousands):

	May 31, 2009	November 30, 2008
Available-for-sale investment securities	$977,357	$981,742
Loan receivables (seller’s interest)(1)	15,134,552	14,831,938
Amounts due from asset securitization:
Cash collateral accounts(2)	959,123	1,121,447
Accrued interest receivable	425,278	473,694
Interest-only strip receivable	94,670	300,120
Other subordinated retained interests	275,814	315,823
Other	12,660	22,516

Amounts due from asset securitization	1,767,545	2,233,600

Total retained interests	$17,879,454	$18,047,280

(1)	Loan receivables net of allowance for loan losses were $14.0 billion at May 31, 2009 and November 30, 2008.
(2)	$0.9 billion and $1.0 billion at May 31, 2009 and November 30, 2008, respectively, are pledged as security against a long-term borrowing. See Note 8: Long-Term Borrowings.

The Company’s retained interests are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause the Company to sustain a loss of one or more of its retained interests and could prompt the need for the Company to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. The Company refers to this as the “economic early amortization” feature. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges billed, certain fee assessments, allocations of discount and interchange, and recoveries on charged off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive a contractual rate of return and the Company is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are paid to the Company and recorded as excess spread, included in securitization income on the Company’s consolidated statements of income. An excess spread of less than 0% for a contractually specified period, generally a three month average, would trigger an economic early amortization event. Once the excess spread falls below 0%, the receivables that would have been subsequently purchased by the trust from the Company will instead continue to be recognized on the Company’s statement of financial condition since the cash flows generated in the trust would be used to repay principal to investors. Such an event could result in the Company incurring losses related to its subordinated retained interests, including amounts due from asset securitization and available-for-sale investment securities. The investors and the securitization trusts have no recourse to the Company’s other assets for a shortage in cash flows.

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

In addition to performance measures associated with the transferred credit card loan receivables, there are other events or conditions which could trigger an early amortization event. As of May 31, 2009, no economic or other early amortization events have occurred. In addition, excess spread rates have been in excess of levels which would require excess cash flows to be held at the trust and not paid to the Company.

The table below provides information concerning investors’ interests and related excess spreads at May 31, 2009 (dollars in thousands):

	Investors’ Interests	# of Series Outstanding	3-Month Rolling Average Excess Spread
Interchange series(1)	$11,915,795	14	6.00%
Non-interchange series(2)	2,789,475	3	2.94%

Discover Card Master Trust I	14,705,270	17
Discover Card Execution Note Trust(1)	8,615,000	20	4.65%

Total Company	$23,320,270	37

(1)	Discover Card Master Trust I certificates issued on or after November 4, 2004 and all notes issued by DCENT include cash flows derived from discount and interchange revenue earned by Discover Bank.
(2)	The non-interchange series are not part of DCENT and are therefore not subject to the 4.50% excess spread trigger that requires cash to be held at the trust.

During the three and six months ended May 31, 2009, the Company recognized net revaluation losses on subordinated retained interests, principally the interest-only strip receivable, of $93.0 million and $191.2 million, respectively, in securitization income in the consolidated statements of income. During both periods, these net revaluation losses included $1.0 million of initial gains on new securitizations transactions, net of issuance discounts, as applicable. For the three and six months ended May 31, 2008, the Company recorded net revaluation losses of $44.5 million and net revaluation gains of $30.5 million, respectively, which included initial gains on new securitization transactions, net of issuance discounts, as applicable, of $25.3 million and $62.1 million, respectively.

The following table summarizes certain cash flow information related to the securitized pool of loan receivables (dollars in millions):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
Proceeds from third-party investors in new credit card securitizations	$750	$1,846	$750	$4,395
Proceeds from collections reinvested in previous credit card securitizations	$11,579	$14,297	$21,605	$28,436
Contractual servicing fees received	$113	$138	$237	$275
Cash flows received from retained interests	$364	$737	$997	$1,456
Purchases of previously transferred credit card loan receivables (securitization maturities)	$—	$1,151	$2,989	$4,967

Key estimates used in measuring the fair value of the interest-only strip receivable at the date of securitization that resulted from credit card securitizations completed during the six months ended May 31, 2009 and 2008 were as follows:

	For the Six Months Ended May 31,
	2009	2008
Weighted average life (in months)	1.8	4.3 – 5.1
Payment rate (rate per month)	17.18%	19.60% – 19.80%
Principal charge-offs (rate per annum)	9.66%	5.10% – 5.42%
Discount rate (rate per annum)	16.00%	12.00%

Key estimates and the sensitivity of the reported fair value of the interest-only strip receivable to immediate 10% and 20% adverse changes in those estimates were as follows (dollars in millions):

	May 31, 2009	November 30, 2008
Interest-only receivable strip (carrying amount/fair value)	$95	$300
Weighted average life (in months)	4.7	4.6
Weighted average payment rate (rate per month)	17.18%	18.52%
Impact on fair value of 10% adverse change	$(4)	$(21)
Impact on fair value of 20% adverse change	$(8)	$(39)
Weighted average principal charge-offs (rate per annum)	9.66%	6.83%
Impact on fair value of 10% adverse change	$(51)	$(55)
Impact on fair value of 20% adverse change	$(86)	$(110)
Weighted average discount rate (rate per annum)	16.00%	12.50%
Impact on fair value of 10% adverse change	$(1)	$(1)
Impact on fair value of 20% adverse change	$(2)	$(3)
Cash collateral accounts (carrying amount/fair value)	$959	$1,121
Weighted average discount rate (rate per annum)	2.12%	2.59%
Impact on fair value of 10% adverse change	$(4)	$(7)
Impact on fair value of 20% adverse change	$(9)	$(13)
Certificated retained beneficial interests (carrying amount/fair value)	$977	$982
Weighted average discount rate (rate per annum)	13.09%	10.29%
Impact on fair value of 10% adverse change	$(12)	$(13)
Impact on fair value of 20% adverse change	$(23)	$(25)

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

The table below presents quantitative information about total and average amounts outstanding, delinquencies and net principal charge-offs associated with credit card loan receivables that are managed by the Company (managed loans), that have been derecognized (securitized loans) and that continue to be recognized in the Company’s statements of financial position (owned loans) as required by FASB Statement of Financial Account Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended (dollars in millions):

	May 31, 2009	November 30, 2008
Loans Outstanding:
Managed credit card loans	$48,904	$49,693
Less: Securitized credit card loans	23,591	25,879

Owned credit card loans	$25,313	$23,814

Loans Over 30 Days Delinquent:
Managed credit card loans	$2,559	$2,317
Less: Securitized credit card loans	1,256	1,234

Owned credit card loans	$1,303	$1,083

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
Average Loans:
Managed credit card loans	$49,108	$46,857	$49,675	$47,668
Less: Securitized credit card loans	22,875	27,581	23,503	27,461

Owned credit card loans	$26,233	$19,276	$26,172	$20,207

Net Principal Charge-offs:
Managed credit card loans	$988	$595	$1,808	$1,121
Less: Securitized credit card loans	467	371	863	692

Owned credit card loans	$521	$224	$945	$429

6.	Deposits

The Company’s deposits consist of brokered and direct-to-consumer certificates of deposit, deposit products offered through affinity relationships, money market deposit accounts and deposits payable upon demand. Brokered certificates of deposit are issued and distributed through several wealth management firms, one of which is Morgan Stanley. These wealth management firms distribute certificates of deposit both through their own clients and other wealth management firms and brokers known as a “selling group.” As of May 31, 2009 and November 30, 2008, $9.4 billion and $11.7 billion, respectively, of the Company’s certificates of deposit had been distributed through Morgan Stanley and its selling group.

A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	May 31, 2009	November 30, 2008
Certificates of deposit in amounts less than $100,000(1)	$22,568,632	$22,083,962
Certificates of deposit in amounts of $100,000(1) or greater	2,483,863	1,808,320
Savings deposits, including money market deposit accounts	4,033,399	4,559,864

Total interest-bearing deposits	$29,085,894	$28,452,146

Average annual interest rate	4.22%	4.67%

(1)	Represents the basic insurance amount covered by the FDIC. Effective May 20, 2009, the standard insurance amount of $250,000 per depositor is in effect through December 31, 2013.

At May 31, 2009, certificates of deposit maturing over the next five years and thereafter were as follows (dollars in thousands):

Year	Amount
2009	$3,657,492
2010	$6,883,798
2011	$4,564,097
2012	$3,936,960
2013	$3,750,734
Thereafter	$2,259,414

7.	Short-Term Borrowings

Short-term borrowings consist of term and overnight Federal Funds purchased and other short-term borrowings with original maturities less than one year. The following table identifies the balances and weighted average interest rates on short-term borrowings outstanding at period end (dollars in thousands):

	May 31, 2009		November 30, 2008
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Other short-term borrowings(1)	$500,000	0.25%	$500,000	0.60%

(1)	Other short-term borrowings consist of amounts borrowed under the Federal Reserve’s Term Auction Facility. The Company was required to pledge $0.8 billion and $0.7 billion of loan receivables against this borrowing as of May 31, 2009 and November 30, 2008, respectively.

8.	Long-Term Borrowings

Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the outstanding amounts and general terms of the Company’s long-term borrowings (dollars in thousands):

	May 31, 2009		November 30, 2008		Interest Rate Terms	Maturity
Funding source	Outstanding	Interest Rate	Outstanding	Interest Rate
Bank notes	$—	—	$249,977	2.54%	3-month LIBOR(1) + 15 basis points	February 2009
Secured borrowings	624,737	1.02%	682,456	3.05%	Commercial paper rate + 50 basis points	December 2010	(2)
Unsecured borrowings:
Floating rate senior notes	400,000	1.86%	400,000	3.35%	3-month LIBOR + 53 basis points	June 2010
Fixed rate senior notes	399,345	6.45%	399,304	6.45%	6.45% fixed	June 2017

Total unsecured borrowings	799,345		799,304
Capital lease obligations	2,961	6.26%	3,646	6.26%	6.26% fixed	Various

Total long-term borrowings	$1,427,043		$1,735,383

(1)	London Interbank Offered Rate (“LIBOR”).
(2)	Repayment is dependent upon the available balances of the cash collateral accounts at the various maturities of underlying securitization transactions, with final maturity in December 2010.

The Company has entered into an unsecured credit agreement that is effective through May 2012. The agreement provides for a revolving credit commitment of up to $2.4 billion (of which the Company may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). As of May 31, 2009, the Company had no outstanding balances due under the facility. The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate, LIBOR, the EURIBOR or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and Tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitment may be terminated upon an event of default.

9.	Preferred Stock

On March 13, 2009, the Company issued and sold to the United States Department of the Treasury (the “U.S. Treasury”) under the U.S. Treasury’s Capital Purchase Program (“CPP”) (i) 1,224,558 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “senior preferred stock”) and (ii) a ten-year warrant to purchase 20,500,413 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $1.225 billion. The senior preferred stock, which qualifies as Tier 1 capital, has a per share liquidation preference of $1,000, and pays a cumulative dividend rate of 5% per year for the first five years and a rate of 9% per year beginning May 15, 2014. The warrant has a 10-year term and was immediately exercisable upon issuance, with an exercise price, subject to anti-dilution adjustments, equal to $8.96 per share of common stock. Of the aggregate amount of $1.225 billion received, approximately $1.15 billion was attributable to preferred stock and approximately $75 million was attributable to the warrant based on the relative fair values of these instruments on the date of issuance.

As the senior preferred stock was initially valued at $1.15 billion, the difference between the initial value and the par value of the stock will be accreted over a period of five years through a reduction to retained earnings on an effective yield basis. While this accretion will not impact net income, it, along with the dividends, will reduce the amount of income available to common stockholders, and thus will reduce both basic and diluted earnings per share.

The senior preferred stock is generally non-voting, other than class voting rights on certain matters that could amend the rights of or adversely affect the stock. The senior preferred stock terms provide that the stock may not be redeemed, as opposed to repurchased, prior to May 15, 2012 unless the Company has received aggregate gross proceeds from one or more qualified equity offerings (as described below) of at least $306 million. In such a case, the Company may redeem the senior preferred stock, in whole or in part, subject to the approval of the Federal Reserve, upon notice, up to a maximum amount equal to the aggregate net cash proceeds received by the Company from such qualified equity offerings. A “qualified equity offering” is a sale and issuance for cash by the Company, to persons other than the Company or its subsidiaries after March 13, 2009, of shares of perpetual preferred stock, common stock or a combination thereof, that in each case qualify as Tier 1 capital at the time of issuance under the applicable risk-based capital guidelines of the Federal Reserve. On or after May 15, 2012, the senior preferred stock may be redeemed by the Company at any time, in whole or in part, subject to the approval of the Federal Reserve and notice requirements.

Notwithstanding the foregoing, pursuant to a letter agreement between the Company and the U.S. Treasury, the Company is permitted, after obtaining the approval of the Federal Reserve, to repay the senior preferred stock at any time, and when such senior preferred stock is repaid, the U.S. Treasury is required to liquidate the warrant, all in accordance with The American Recovery and Reinvestment Act of 2009, as it may be amended from time to time, and any rules and regulations thereunder. The U.S. Treasury may transfer the senior preferred stock to a third party at any time. The U.S. Treasury may only transfer or exercise an aggregate of one half of the shares of common stock underlying the warrant prior to the earlier of the redemption of all of the shares of senior preferred stock and December 31, 2009.

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

10.	Employee Benefit Plans

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

Net periodic benefit (income) cost recorded by the Company included the following components (dollars in thousands):

	Pension
	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
Service cost, benefits earned during the period	$255	$4,206	$510	$8,412
Interest cost on projected benefit obligation	5,047	4,998	10,094	9,996
Expected return on plan assets	(6,027)	(6,009)	(12,054)	(12,018)
Net amortization	(2)	(560)	(4)	(1,120)

Net periodic benefit (income) cost	$(727)	$2,635	$(1,454)	$5,270

	Postretirement
	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
Service cost, benefits earned during the period	$194	$269	$388	$538
Interest cost on projected benefit obligation	394	361	788	722
Net amortization	(38)	(116)	(76)	(232)

Net periodic benefit cost	$550	$514	$1,100	$1,028

On December 1, 2008, the Company adopted the measurement date provision of FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), resulting in a $1.8 million pretax reduction of retained earnings ($1.1 million after tax).

11.	Income Taxes

Income tax expense from continuing operations consisted of the following (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
Current:
U.S. federal	$211,017	$161,997	$452,273	$289,697
U.S. state and local	23,116	19,622	53,347	41,374
International	843	9	1,818	4

Total	234,976	181,628	507,438	331,075
Deferred:
U.S. federal	(42,932)	(51,661)	(220,951)	(49,414)
U.S. state and local	(3,234)	(5,597)	(21,978)	(5,190)

Total	(46,166)	(57,258)	(242,929)	(54,604)

Income tax expense	$188,810	$124,370	$264,509	$276,471

The following table reconciles the Company’s effective tax rate from continuing operations to the U.S. federal statutory income tax rate:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes and other, net of U.S. federal income tax benefits	3.0	3.1	3.3	3.1
Valuation allowance—capital loss	5.7	—	3.9	—
Nondeductible compensation	1.9	—	1.3	—
Other	(0.1)	0.1	(0.2)	0.5

Effective income tax rate	45.5%	38.2%	43.3%	38.6%

As of May 31, 2009 the Company had a $63.4 million capital loss carryforward for U.S. federal income tax purposes with a tax benefit of $22.2 million that expires in 2013 and capital loss carryforwards for state purposes with a tax benefit of $1.5 million that expire from 2013-2023. These deferred tax assets were created in connection with the sale of the Goldfish business in March 2008. In the second quarter of 2009, the Company decided not to pursue actions at any time during the carryforward periods that would allow it to realize the benefits of substantially all the federal and state capital losses. As a result, the Company recorded a full valuation allowance against these deferred tax assets during the period.

12.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

The following table presents the calculation of basic and diluted EPS (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$225,800	$201,543	$346,194	$440,372
Preferred stock dividends	(13,266)	—	(13,266)	—
Preferred stock accretion	(3,288)	—	(3,288)	—

Income from continuing operations available to common stockholders	209,246	201,543	329,640	440,372
Income (loss) from discontinued operations, net of tax	—	32,605	—	(125,010)

Net income available to common stockholders	$209,246	$234,148	$329,640	$315,362

Denominator:
Weighted average common shares outstanding	481,636	479,270	481,092	478,896
Effect of dilutive stock options and restricted stock units	3,329	4,483	3,906	3,839

Weighted average common shares outstanding and common stock equivalents	484,965	483,753	484,998	482,735

Basic earnings per share:
Income from continuing operations available to common stockholders	$0.43	$0.42	$0.69	$0.92
Income (loss) from discontinued operations, net of tax	—	0.07	—	(0.26)

Net income available to common stockholders	$0.43	$0.49	$0.69	$0.66

Diluted earnings per share:
Income from continuing operations available to common stockholders	$0.43	$0.42	$0.68	$0.92
Income (loss) from discontinued operations, net of tax	—	0.06	—	(0.27)

Net income available to common stockholders	$0.43	$0.48	$0.68	$0.65

For the three months ended May 31, 2009 and 2008, the Company had 6.3 million and 4.3 million respectively, of anti-dilutive securities related to stock options and restricted stock units. For the six months ended May 31, 2009 and 2008, the Company had 6.9 million and 4.5 million respectively, of anti-dilutive securities related to stock options and restricted stock units. As a result, these securities were excluded from the computation of diluted EPS. For the three and six months ended May 31, 2009, 20.5 million shares related to the warrant issued under the U.S Treasury’s Capital Purchase Program were excluded from the computation of diluted EPS as they were anti-dilutive.

13.	Capital Adequacy

The Company, as a bank holding company, is subject to capital adequacy guidelines of the Federal Reserve. Discover Bank (the “Bank”), the Company’s main banking subsidiary, is subject to various regulatory capital requirements as administered by the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial position and results of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of May 31, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk of the financial institution’s assets, specifically (a) 8% to 10% of total capital, as defined, to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital, as defined, to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The Bank is “well-capitalized” as of May 31, 2009 and November 30, 2008, under the regulatory framework for prompt corrective action established by the FDIC. There have been no conditions or events that management believes have changed the Bank’s category.

In addition to capital adequacy requirements for the Company and the Bank, actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements			Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
May 31, 2009:
Total capital (to risk-weighted assets)
Discover Financial Services	$7,648,471	19.9%	$3,077,690	≥	8.0%	$3,847,112	≥	10.0%
Discover Bank	$5,469,108	17.1%	$2,558,179	≥	8.0%	$3,197,724	≥	10.0%
Tier I capital (to risk-weighted assets)
Discover Financial Services	$7,013,283	18.2%	$1,538,845	≥	4.0%	$2,308,267	≥	6.0%
Discover Bank	$5,010,056	15.7%	$1,279,090	≥	4.0%	$1,918,634	≥	6.0%
Tier I capital (to average assets)
Discover Financial Services	$7,013,283	16.8%	$1,669,846	≥	4.0%	$2,087,308	≥	5.0%
Discover Bank	$5,010,056	13.4%	$1,501,481	≥	4.0%	$1,876,851	≥	5.0%

14.	Commitments, Contingencies and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2018. At May 31, 2009, future minimum payments on leases with remaining terms in excess of one year, consist of the following (dollars in thousands):

	May 31, 2009
	Capitalized Leases	Operating Leases
2009	$790	$3,259
2010	1,579	6,186
2011	790	4,831
2012	—	4,760
2013	—	3,224
Thereafter	—	14,167

Total minimum lease payments	3,159	$36,427

Less: amount representing interest	198

Present value of net minimum lease payments	$2,961

Unused commitments to extend credit. At May 31, 2009, the Company had unused commitments to extend credit for consumer and commercial loans of approximately $181 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

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

Diners Club. Diners Club has entered into contractual relationships with certain international merchants, which generally include travel-related businesses, for the benefit of all Diners Club licensees. The licensees hold the primary liability to settle the transactions of their cardmembers with these merchants. However, Diners Club retains a counterparty exposure if a licensee fails to meet its financial payment obligation to one of these merchants. While Diners Club has contractual remedies to offset this counterparty exposure, in the event that all licensees were unable to settle their transactions with these merchants, the Company estimates its maximum potential counterparty exposure to be approximately $573 million based on historical transaction volume.

Additionally, Diners Club retains counterparty exposure if a licensee fails to settle amounts resulting from cardmember transactions processed in the territory of another licensee. While Diners Club has contractual remedies to offset this counterparty exposure, in the event all licensees were to become unable to settle their transactions with another licensee, the Company estimates its maximum potential counterparty exposure to be approximately $84 million based on historical transaction volume among licensees.

With regard to the two counterparty exposures discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s insignificant historical losses from these counterparty exposures. As of May 31, 2009, the Company has not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

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

The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
Losses related to merchant chargebacks (in thousands)	$1,677	$1,357	$3,332	$3,253
Aggregate transaction volume(1) (in millions)	$22,584	$24,428	$45,510	$49,119

(1)	Represents period transactions processed on Discover Network to which a potential liability exists, which, in aggregate, can differ from credit card sales volume.

The amount of contingent liability related to the Company’s merchant chargeback guarantee was not material at May 31, 2009 and November 30, 2008. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.

The table below provides information regarding the Company’s settlement withholdings and escrow deposits (dollars in thousands):

	May 31, 2009	November 30, 2008
Settlement withholdings and escrow deposits	$50,232	$73,388

Settlement withholdings and escrow deposits are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition.

15.	Fair Value Disclosures

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

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	May 31, 2009		November 30, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$9,694,825	$9,694,825	$10,171,143	$10,171,143
Investment securities:
Available-for-sale	$1,429,738	$1,429,738	$1,127,119	$1,127,119
Held-to-maturity	$99,682	$91,796	$100,825	$84,167
Net loan receivables	$25,455,041	$25,709,064	$23,842,026	$24,058,173
Amounts due from asset securitization	$1,767,545	$1,767,545	$2,233,600	$2,233,600
Derivative financial instruments	$3,664	$3,664	$4,102	$4,102

Financial Liabilities
Deposits	$29,149,730	$29,946,033	$28,530,521	$28,715,427
Short-term borrowings	$500,000	$500,000	$500,000	$500,000
Long-term borrowings	$1,427,043	$1,377,334	$1,735,383	$1,638,067
Derivative financial instruments	$—	$—	$1,895	$1,895

Cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to maturities of less than three months.

Available-for-sale investment securities. Investment securities classified as available-for-sale are recorded at their fair values. Investment securities consist primarily of certificated subordinated interests issued by DCENT that have been acquired by the Company and credit card asset-backed securities issued by other institutions. Fair values of certificated retained interests and credit card asset-backed securities of other issuers are estimated utilizing discounted cash flow analyses, where estimated contractual principal and interest cash flows are discounted at current market rates for the same or comparable transactions. For certificated subordinated interests issued by DCENT that were acquired by the Company for which there is little or no market activity, discount rates are derived from indicative pricing observed in the most recent active market for such instruments, adjusted for changes occurring thereafter in relative credit spreads and liquidity risk premiums. The commercial paper notes classified as available for sale are currently in default. Because they are no longer traded, fair value of the notes is determined utilizing a valuation analysis reflecting an estimate of the market value of the assets held by the issuer.

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

Amounts due from asset securitization. Carrying values of the portion of amounts due from asset securitization that are short-term in nature approximate their fair values. Fair values of the remaining assets recorded in amounts due from asset securitization reflect the present value of estimated future cash flows utilizing management’s best estimate of key assumptions with regard to credit card loan receivable performance and interest rate environment projections.

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

The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates, such as LIBOR, and uses interest rate swaps to manage its exposure to changes in fair value of these obligations attributable to changes in LIBOR. These interest rate swaps involve the receipt of fixed rate amounts from counterparties in exchange for the Company making variable rate payments over the life of the agreement without the exchange of the underlying notional amount. Most of these agreements are designated to hedge interest-bearing deposits and qualify as fair value hedges in accordance with FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement No. 133”). The Company also has interest rate swap agreements that are not designated as hedges. Such agreements are not speculative and are also used to manage interest rate risk but are not designated for hedge accounting or do not meet the strict hedge accounting requirements of Statement No. 133. The following tables identify the notional amounts, fair values and classification in the statement of financial condition of the Company’s outstanding interest rate swaps at May 31, 2009 (dollars in thousands):

	Notional Amount	Weighted Average Years to Maturity
Interest rate swaps designated as fair value hedging instruments	$111,610	3.8
Interest rate swaps not designated as hedging instruments	$66,390	1.8

	Derivative Assets As of May 31, 2009		Derivative Liabilities As of May 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as hedging instruments	Other assets	$1,847	Accrued expenses and other liabilities	$—

Interest rate swaps not designated as hedging instruments	Other assets	$1,817	Accrued expenses and other liabilities	$—

For the Company’s derivative financial instruments that were designated as hedging instruments, changes in the fair value of the derivative contracts and the interest-bearing deposits were recorded in interest expense. Interest expense also included the effect of the termination of derivatives and hedged deposits, and the amortization of basis adjustments to the fair value of the interest-bearing deposits that arose from the previous designated hedging relationships. For derivative contracts that were not designated or did not quality as fair value hedges, the Company recorded changes in the fair values of these derivative contracts in other income. The table below presents the effect of the Company’s derivatives on the consolidated statements of income (dollars in thousands):

	For the Three Months Ended May 31, 2009
	Location of Gain/(Loss) Recognized in Income	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Amount of Gain/(Loss) Recognized in Income
Derivatives designated as fair value hedging instruments:	Interest expense- Ineffectiveness	$(193)	$(74)	$(267)
	Interest expense- Other	$84	$3,332	$3,416

Derivatives not designated as hedging instruments:	Other income	$193	$—	$193

	For the Six Months Ended May 31, 2009
	Location of Gain/(Loss) Recognized in Income	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Amount of Gain/(Loss) Recognized in Income
Derivatives designated as fair value hedging instruments:	Interest expense- Ineffectiveness	$1,086	$(2,274)	$(1,188)
	Interest expense- Other	$6,492	$7,792	$14,284

Derivatives not designated as hedging instruments:	Other income	$1,601	$—	$1,601

The Company limits its credit exposure on derivatives by entering into contracts with institutions that are established dealers and that maintain certain minimum credit criteria established by the Company. The Company does not have any credit support arrangements with respect to outstanding derivative contracts that would require the posting of collateral when in a liability position. The Company’s exposure to counterparties at May 31, 2009 was not material.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at May 31, 2009, and indicates the level within the fair value hierarchy with which each of those items is associated. In general, fair values determined by Level 1 inputs are defined as those that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs are those that utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active or inactive markets, quoted prices for the identical assets in an inactive market, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Fair values determined by Level 3 inputs are those based on unobservable inputs, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The FASB clarified in FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”) that in inactive markets, the use of Level 3 inputs may result in fair value estimates that are more reliable than those that would be indicated by the use of quoted prices. Disclosures concerning assets and liabilities measured at fair value on a recurring basis at May 31, 2009 are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at May 31, 2009

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 31, 2009
Assets
Available-for-sale investment securities	$15	$—	$1,429,723	$1,429,738
Amounts due from asset securitization(1)	$—	$—	$1,053,792	$1,053,792
Derivative financial instruments(2)	$—	$3,664	$—	$3,664

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.
(2)	The Company does not offset the fair value of derivative contracts with a negative fair value against the fair value of contracts with a positive fair value.

The Company considers relevant and observable market prices in its valuations, evaluating the frequency of transactions, the size of the bid-ask spread and the significance of adjustments made when considering transactions involving similar assets or liabilities to assess the relevance of those observed prices. If relevant and observable prices are available, the fair values of the related assets or liabilities would be classified as Level 2. If relevant and observable prices are not available, other valuation techniques would be used and the fair values of the financial instruments would be classified as Level 3. The Company utilizes both observable and unobservable inputs in determining the fair values of financial instruments classified within the Level 3 category. The level to which an asset or liability is classified is based upon the lowest level of input that is significant to the fair value measurement. If the fair value of an asset or liability is measured based on observable inputs as well as unobservable inputs which contributed significantly to the determination of fair value, the asset or liability would be classified in Level 3 of the fair value hierarchy.

The Level 3 category includes the Company’s certificated interests in the form of Class B and Class C notes issued by DCENT, which are reported in available-for-sale investment securities. Prior to the fourth quarter of 2008, the Company’s valuation of these investments utilized the discount rate reflecting bid-ask spreads derived from observable transactions for similar securities. At May 31, 2009, and in accordance with FSP FAS 157-3, the Company utilized a discount rate reflective of the implied rate of return as of September 25, 2008, the last date on which the Company considered the market for these assets to be active, adjusted for changes occurring thereafter in relative credit spreads and liquidity risk premiums. The Company considered the following factors in determining that the market for credit card asset-backed securities has been inactive since the fourth calendar quarter of 2008:

•

Primary market credit card asset-backed securitization transactions averaged $6 billion to $9 billion monthly from the beginning of 2006 through May 2008, decreasing to a level of approximately $4 billion per month through September 2008, followed by a lack of primary issuance transactions altogether after September 25, 2008 (excluding issuances to related parties). Although the Federal Reserve’s Term Asset-Backed Securities Loan Facility has favorably impacted the issuance of AAA-rated securities in the first half of 2009, primary market transactions for lower rated credit card asset-backed securities, specifically A-rated and BBB-rated securities, remained closed as of May 31, 2009.

•

Prior to October 2008, quoted market spreads of primary market credit card asset-backed securitizations, which the Company historically relied on in valuing its certificated retained interests, demonstrated relatively little variability among the various pricing sources. Beginning in October 2008 and continuing through the second quarter of 2009, these indicative spreads have reflected a high degree of variability among different pricing sources.

•

Beginning in October 2008 and continuing through the second quarter of 2009, bid-ask spreads have widened significantly among credit card asset-backed securities market participants, resulting in the absence of primary lower rated market transactions after September 25, 2008.

The weighted average discount rate assumptions used in valuing the Class B and Class C notes were 10.53% and 14.40%, respectively, at May 31, 2009. These discount rates reflect incremental liquidity risk premiums of 125 basis points and 175 basis points and incremental credit risk premiums of 235 basis points and 330 basis points on the Class B and Class C notes, respectively, added to the implied rates of return on the last date the Company considered the market for these assets to be active, which was September 25, 2008. In determining these risk premiums, the following information was considered:

•	Changes to 1-month LIBOR, including a peak rate of 4.5875% in October 2008, and related widening of the spread between LIBOR and overnight indexed swaps by as much as 132 basis points;

•	A 100 basis point decline in the Federal Funds target rate in the fourth quarter of 2008; and

•

Stress on receivable collections during the challenging economic environment impacting the performance of credit card asset-backed securities resulting in ratings watch actions on all of the largest credit card asset-backed securities issuers.

The Level 3 available-for-sale investment securities category also includes investments in credit card asset-backed securities of other issuers and the Company’s investment in asset-backed commercial paper notes of Golden Key U.S. LLC. The estimated fair value reported for the credit card asset-backed securities of other issuers reflects the low end of market indicative pricing based on a small number of recent transactions. The fair value of the commercial paper notes of Golden Key U.S. LLC reflects an estimate of the market value of mortgage-backed assets held by the issuer, which has become increasingly reliant upon unobservable data as the market for mortgage-backed securities has continued to experience significant disruption.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

	Balance at February 29, 2009	Total Realized and Unrealized Gains (Losses)		Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at May 31, 2009
Assets
Available-for-sale investment securities	$1,202,522	$25,698	(2)	$201,503	$—	$1,429,723
Amounts due from asset securitization(1)	$1,154,641	$(92,954	)(3)	$(7,895)	$—	$1,053,792

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.
(2)	Includes $4.4 million of accreted income recorded in interest income and a net unrealized pretax gain of $22.1 million recorded in other comprehensive income in the consolidated statement of financial condition, offset in part by a loss on investment of $0.8 million recorded in other income. Amounts included in other comprehensive income are recorded on an after tax basis.
(3)	This unrealized loss is recorded in securitization income in the consolidated statement of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

	Balance at November 30, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at May 31, 2009
Assets
Available-for-sale investment securities	$1,127,090	$27,331	(2)	$275,302	$—	$1,429,723
Amounts due from asset securitization(1)	$1,421,567	$(191,196	)(3)	$(176,579)	$—	$1,053,792

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.
(2)	Includes $6.3 million of accreted income recorded in interest income and a net unrealized pretax gain of $21.8 million recorded in other comprehensive income in the consolidated statement of financial condition, offset in part by a loss on investment of $0.8 million recorded in other income. Amounts included in other comprehensive income are recorded on an after tax basis.
(3)	This unrealized loss is recorded in securitization income in the consolidated statement of income.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the six months ended May 31, 2009, the Company had no impairments related to these assets.

As of May 31, 2009, the Company has not made any fair value elections with respect to any of its eligible assets and liabilities as permitted under the provisions of FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.

16.	Segment Disclosures

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

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the U.S. Card segment.

•	Through its operation of the Discover Network, the U.S. Card segment incurs fixed marketing, servicing and infrastructure costs, which are not specifically allocated among the operating segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	Income taxes are not specifically allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis			Securitization Adjustment(2)	GAAP Basis
For the Three Months Ended	U.S. Card	Third-Party Payments(1)	Total		Total
May 31, 2009
Interest income	$1,607,114	$338	$1,607,452	$(749,468)	$857,984
Interest expense	414,002	61	414,063	(94,058)	320,005

Net interest income	1,193,112	277	1,193,389	(655,410)	537,979
Provision for loan losses	1,111,232	—	1,111,232	(467,371)	643,861
Other income(3)	834,630	58,451	893,081	188,039	1,081,120
Other expense	528,608	32,020	560,628	—	560,628

Income from continuing operations before income tax expense	$387,902	$26,708	$414,610	$—	$414,610

May 31, 2008
Interest income	$1,572,164	$533	$1,572,697	$(960,634)	$612,063
Interest expense	550,629	—	550,629	(237,381)	313,248

Net interest income	1,021,535	533	1,022,068	(723,253)	298,815
Provision for loan losses	581,537	—	581,537	(370,568)	210,969
Other income	455,074	37,133	492,207	352,685	844,892
Other expense	585,949	20,876	606,825	—	606,825

Income from continuing operations before income tax expense	$309,123	$16,790	$325,913	$—	$325,913

For the Six Months Ended
May 31, 2009
Interest income	$3,210,476	$825	$3,211,301	$(1,537,524)	$1,673,777
Interest expense	852,340	140	852,480	(219,755)	632,725

Net interest income	2,358,136	685	2,358,821	(1,317,769)	1,041,052
Provision for loan losses	2,444,905	—	2,444,905	(863,231)	1,581,674
Other income(3)	1,697,853	118,685	1,816,538	454,538	2,271,076
Other expense	1,056,015	63,736	1,119,751	—	1,119,751

Income from continuing operations before income tax expense	$555,069	$55,634	$610,703	$—	$610,703

May 31, 2008
Interest income	$3,224,151	$1,161	$3,225,312	$(1,950,447)	$1,274,865
Interest expense	1,219,580	2	1,219,582	(566,893)	652,689

Net interest income	2,004,571	1,159	2,005,730	(1,383,554)	622,176
Provision for loan losses	1,208,605	—	1,208,605	(692,004)	516,601
Other income	1,057,485	71,401	1,128,886	691,550	1,820,436
Other expense	1,168,925	40,243	1,209,168	—	1,209,168

Income from continuing operations before income tax expense	$684,526	$32,317	$716,843	$—	$716,843

(1)	Diners Club was acquired on June 30, 2008.
(2)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(3)	The three and six months ended May 31, 2009 includes $473 million and $948 million, respectively, of income related to the Visa and MasterCard antitrust litigation settlement, which is included in the U.S Card segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the actions and initiatives of current and potential competitors; our ability to manage credit risks and securitize our receivables at acceptable rates and under sale accounting treatment; changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; the availability and cost of funding and capital; access to U.S. equity, debt and deposit markets; the ability to manage our liquidity risk; losses in our investment portfolio; the ability to increase or sustain Discover Card usage or attract new cardmembers and introduce new products or services; our ability to attract new merchants and maintain relationships with current merchants; our ability to successfully achieve interoperability among our networks and maintain relationships with network participants; material security breaches of key systems; unforeseen and catastrophic events; our reputation; the potential effects of technological changes; the effect of political, economic and market conditions and geopolitical events; unanticipated developments relating to lawsuits, investigations or similar matters; the impact of current, pending and future legislation, regulation and regulatory and legal actions, including new laws and rules limiting or modifying certain credit card practices and legislation related to government programs to stabilize the financial markets; our ability to attract and retain employees; the ability to protect our intellectual property; the impact of any potential future acquisitions; investor sentiment; resolution of our dispute with Morgan Stanley; and the restrictions on our operations resulting from financing transactions.

Additional factors that could cause our results to differ materially from those described below can be found under “Part II. Other Information—Item 1A. Risk Factors” in this quarterly report and in our quarterly report for the quarter ended February 28, 2009, and under “Part I.—Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended November 30, 2008 filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).

Introduction and Overview

Discover Financial Services is a leading credit card issuer and electronic payment services company. We offer credit cards as well as other financial products and services to qualified customers. We are also a leader in payment processing and related services for merchants and financial institutions. In the second quarter of 2009, we became a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act, which subjects us to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Our fiscal year ends on November 30 of each year.

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

Our business activities are funded primarily through the raising of consumer deposits, the process of asset securitization, and both secured and unsecured debt. In a credit card securitization, loan receivables are first transferred to the securitization trust, from which beneficial interests are issued to investors. We continue to own and service the accounts that generate the securitized loans. The trusts utilized by us to facilitate asset securitization transactions are not our subsidiaries. These trusts are excluded from our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Because our securitization activities qualify as sales under GAAP and accordingly are not treated as secured financing transactions, we remove credit card loan receivables equal to the amount of the investors’ interests in securitized loans from our consolidated statements of financial condition. As a result, asset securitizations have a significant effect on our consolidated financial statements in that the portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer recorded in our consolidated statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions. See “—Accounting Treatment for Off-Balance Sheet Securitizations” below for information regarding recently issued amendments to the accounting standards applicable to asset securitizations and see “—Outlook” and “—Liquidity and Capital Resources—Securitization Financing” below for a discussion of the current state of the securitization markets.

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

Key Highlights

•

Net income available to common stockholders for the three months ended May 31, 2009 was $209 million, down $25 million from $234 million for the three months ended May 31, 2008. Net income available to common stockholders for the second quarter of 2009 includes approximately $295 million after-tax related to the Visa and MasterCard antitrust litigation settlement, as described in “Part II. Other Information—Item 1. Legal Proceedings.” Net income for the second quarter of 2008 included $33 million of income from discontinued operations related to the sale of the Goldfish business and a $31 million impairment loss related to an investment.

•

Rising unemployment levels and higher bankruptcies adversely affected our delinquency and charge-off rates. Our provision for loan losses was $644 million in the second quarter of 2009, $433 million higher than our provision of $211 million in the second quarter of 2008, as a result of higher charge-offs and an increase in our reserve rate in anticipation of higher future charge-offs. Our managed net charge-off rate for the second quarter of 2009 rose to 7.79%, compared to 4.99% for the second quarter of 2008, and the managed over 30 days delinquency rate was 5.08% at May 31, 2009, up from 3.81% at May 31, 2008. The reserve rate at May 31, 2009 was 7.24% compared to 4.28% at May 31, 2008.

•

Managed loans ended the quarter at $51 billion, relatively unchanged in the first half of 2009 and up 7% from May 31, 2008, reflecting lower payment rates and growth in both personal and student loans, partially offset by decreased consumer spending, a reduction in balance transfers and higher charge-offs. Sales volume decreased 4% in the second quarter of 2009 versus the second quarter of 2008 reflecting lower gas prices and a general decline in consumer spending.

•

Our owned loans grew $2.2 billion in the first half of 2009 to $27.4 billion as a result of $3.0 billion of securitization maturities in the first quarter of 2009 offset by $750 million of new securitization activity in the second quarter of 2009. This growth in owned loans contributed to approximately $115 million of the total addition of $612 million to our allowance for loan losses in the first half of 2009.

•

A higher level of owned loans and a lower interest rate environment in the second quarter of 2009 compared to the second quarter of 2008 contributed to net interest income of $538 million, up $239 million from the comparable prior year period, and a higher interest rate spread of 4.43% for the second quarter of 2009, up 157 basis points from the three months ended May 31, 2008. Interest expense in the second quarter of 2009 included the impact of a special industry-wide FDIC deposit insurance assessment, which for us was $16 million and resulted in a 20 basis point decrease in our interest rate spread.

•

On March 13, 2009, we issued and sold shares of our preferred stock and a warrant to purchase shares of our common stock to the U.S. Department of the Treasury (the “U.S. Treasury”) as part of the Capital Purchase Program for approximately $1.2 billion in cash. Net income available to common stockholders was reduced by dividends on preferred stock of $13 million and discount accretion of $3 million recorded in the second quarter of 2009 related to this preferred stock issuance. See “—Liquidity and Capital Resources—U.S. Treasury Capital Purchase Program” below for more information.

•

Direct-to-consumer deposits and deposit products offered through affinity relationships increased by $1 billion since the end of the first quarter of 2009. At the end of the second quarter, our liquidity reserve, consisting of cash and cash equivalents, was $9.0 billion, up $0.7 billion from the end of the first quarter of 2009.

•

Our operating expenses were $561 million in the second quarter of 2009 and $1.1 billion in the first half of 2009, down $46 million from the second quarter of 2008 and down $89 million from the first half of 2008. The decline is attributed to our expense management efforts, which are primarily driven by reductions in marketing and compensation costs. The second quarter of 2009 also includes $20 million of expense related to a reduction in force during the second quarter of 2009. Additionally, expenses related to Diners Club, which was acquired on June 30, 2008, of $8 million and $16 million are included in the three and six months ended May 31, 2009, respectively.

•

Our effective tax rate for the second quarter of 2009 was 45.5%. This includes a $23.7 million adjustment to tax expense from the creation of a valuation allowance which reflects the likelihood that the deferred tax asset that was created in connection with the sale of the Goldfish business in March 2008 will not be realized. It also includes an adjustment of $8 million related to nondeductible stock-based compensation. Excluding these adjustments, the tax rate for the three months ended May 31, 2009 would have been 37.9%.

•

Our Third-Party Payments segment transaction volume was $37 billion in the second quarter of 2009, up 25% from the prior year period, reflecting the addition of Diners Club volume of $6 billion, as well as a 5% increase in volume on the PULSE network.

Outlook

Rising unemployment levels and bankruptcies along with continued declines in the general economic environment continue to adversely impact our business. We expect unemployment levels and bankruptcies to rise further in 2009 and, therefore, we remain cautious in our outlook on consumer credit. Additionally, recently enacted credit card legislation will have a significant impact on our business. See “—Legislative and Regulatory Developments” and “Part II. Other Information—Item 1A. Risk Factors” below for a further discussion.

In the first half of 2009, we have seen a decline in payment rates, lower spending, higher delinquencies and increased charge-offs as customers are experiencing the effects of high unemployment rates and a general downturn in the economy. Our underwriting and portfolio management strategies are designed to minimize our exposure to credit losses. However, we anticipate the continued challenges in the U.S. economic environment will lead to higher delinquencies and charge-offs during the remainder of 2009. In response, we have increased our reserve rate and allowance for loan losses, which we expect will continue to increase throughout the remainder of 2009 as conditions warrant.

Looking ahead to 2010, we anticipate that economic conditions will continue to negatively impact our business. Even if unemployment and bankruptcy levels begin to decline, our charge-offs may continue to rise as improvements in charge-offs historically have lagged improvements in underlying credit performance factors such as unemployment. Additionally, our results in 2010 will not benefit from the Visa and MasterCard antitrust litigation settlement and will be impacted by the new credit card legislation.

In response to the difficult consumer credit environment, we have modified our loan growth strategies and made efforts to reduce our operating expenses. In the first half of 2009, we reduced our marketing efforts, particularly related to new accounts, and expect to continue at this lower level of marketing throughout the remainder of 2009. We expect balance transfer activity to be below prior year volumes. We anticipate these developments will contribute to higher yield, lower marketing costs and a reduction in the level of loans. In the second quarter of 2009, we reduced staffing levels, which we expect to result in a reduction in compensation expense going forward.

We are beginning to increase our liquidity levels in anticipation of $7 billion of maturities of our asset-backed securities and deposits during the remainder of 2009, and approximately $17.6 billion of maturities in 2010. As of May 31, 2009, we had $9.0 billion in our liquidity reserve, consisting of cash and cash equivalents, and $7.4 billion of equity. Going forward, we will continue to emphasize our direct-to-consumer deposits and deposit products offered through affinity relationships, which grew $1 billion during the second quarter of 2009. We also plan to continue to use brokered certificates of deposit for longer term funding and the Federal Reserve’s Term Auction Facility program for our shorter-term needs. During the second quarter of 2009, our equity grew $1.4 billion, primarily as a result of our participation in the U.S. Treasury Capital Purchase Program. We also reduced our common stock dividend from $.06 per share to $.02 per share in the first quarter of 2009 and maintained a $.02 per share dividend in the second quarter of 2009, which has preserved approximately $20 million of capital per quarter.

On June 17, 2009, we announced certain actions that are planned in order to adjust the credit enhancement structure of all of the outstanding asset-backed securities issued by the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) to address rating agency concerns and the recent decline in excess spread. These actions are expected to increase our risk-weighted assets and thereby increase our regulatory capital requirements. Historically, securitization has been an important part of our funding strategy for the business and we believe these actions will facilitate our return to those markets. Discover Bank, DCMT and DCENT filed a prospectus supplement and prospectus with the SEC on June 29, 2009, relating to an offering of DCENT Class A(2009-1) Notes that are expected to be eligible for funding under the TALF program. Pursuant to a pricing term sheet filed by Discover Bank, DCMT and DCENT on July 1, 2009, the DCENT Class A(2009-1) Notes are expected to be issued in the amount of $1.5 billion with a three-year term. The DCENT Class A(2009-1) Notes are expected to be issued on July 14, 2009, subject to satisfaction of all closing conditions, including those arising under the TALF program. For additional information, see “—Liquidity and Capital Resources—Funding Sources—Securitization Financing” and “Part II. Item 1A. Risk Factors.”

Our Third-Party Payments segment continued to experience growth in transaction volume, revenues and pretax income in the first half of 2009. Diners Club contributed $12.5 billion of the total $72 billion in transaction volume, resulting in higher revenues, and had operating expenses of $16 million for the six months ended May 31, 2009. During the remainder of 2009, we do not expect revenues to be as high on a quarterly basis as Diners Club’s volume-based pricing system results in higher revenues at the beginning of the calendar year. Additionally, we expect expenses in this segment will rise throughout the rest of the year as we continue to invest in the integration of Diners Club with our other networks.

Accounting Treatment for Off-Balance Sheet Securitizations

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement

No. 140 (“Statement No. 166”) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 166 amends the accounting for transfers of financial assets, and will impact the accounting for our credit card asset securitization activities. Under Statement No. 166, the DCMT and DCENT (the “trusts”) used in our securitization transactions will no longer be exempt from consolidation. Statement No. 167 prescribes an ongoing assessment of our involvements in the activities of the trusts and our rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated on our financial statements. The assessment under Statement No. 167 will result in the consolidation of the trusts by us. As a result, credit card receivables held by the securitization trusts and debt issued from those entities will be presented as assets and liabilities of the Company beginning on the effective date of the new standards. The two standards become effective for us on December 1, 2009. Initial adoption is expected to have a material impact on our reported financial condition. If the trusts were consolidated using the carrying amounts of trust assets and liabilities as of May 31, 2009, this would result in an increase in total assets of approximately $21.1 billion and an increase in total liabilities of approximately $22.3 billion on our balance sheet, with the difference of approximately $1.2 billion recorded as a charge to retained earnings, net of tax. In addition, certain interests in the trust assets currently reflected on our balance sheet will be reclassified, primarily to loan receivables, cash and accrued interest receivable. After adoption, our results of operations will no longer reflect securitization income, but will instead report interest income and provisions for loan losses associated with all managed loan receivables and interest expense associated with debt issued from the trusts. Because our securitization transactions will be accounted for under the new accounting standards as secured borrowings rather than asset sales, the presentation of cash flows from these transactions will be presented as cash flows from financing activities rather than cash flows from investing activities.

As described in “—Liquidity and Capital Resources—Funding Sources—Securitization Financing” below, we are taking certain actions to adjust the credit enhancement structure of the securitization trusts. These actions will have the effect of causing the assets of the trusts to be included in our risk-weighted assets for regulatory capital purposes effective on the date of the first such action, which is expected to be July 2, 2009. As a result, the consolidation of the trusts under Statement No. 167 on December 1, 2009 will have a lesser impact on our regulatory capital calculations than would have otherwise been the case, because much of this effect will have been reflected previously as a result of the trust actions. If we are unable to complete any of the proposed trust actions, then the inclusion of the trust assets in our risk-weighted assets for regulatory capital purposes would not occur until December 1, 2009, the effective date of Statements No. 166 and 167 for us. In either case, the charge to retained earnings that we expect as a result of adopting Statement No. 167 will reduce our regulatory capital ratios. See “Part II. Item 1A. Risk Factors” for a further discussion.

On December 15, 2008, FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”) was issued. This staff position requires additional disclosures for securitization activities to be disclosed in advance of the effective date of these amendments. See Note 5: Credit Card Securitization Activities in “Part I. Item 1. Financial Statements” for the required disclosures.

Legislative and Regulatory Developments

Legislation Addressing Credit Card Practices

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was enacted. The CARD Act makes numerous changes to the Truth in Lending Act, affecting the marketing, underwriting, pricing, billing and other aspects of the consumer credit card business. Most of the requirements of the CARD Act become effective in February 2010. However, several provisions will be effective August 2009. The CARD Act modifies and expands upon the amendments to Regulations AA and Z adopted by the Federal Reserve in December 2008, which imposed limitations on certain credit card practices and mandated increased disclosures to consumers. For example, the CARD Act:

•	Prohibits interest rate increases on outstanding balances except under limited circumstances;

•	Prohibits interest rate increases on new balances during the first year an account is opened except under limited circumstances;

•

Requires allocation of payments in excess of the required minimum payment to balances with the highest annual percentage rate (“APR”) before balances with a lower APR (for accounts with different APRs on different balances);

•

Restricts imposition of a default APR on existing balances unless an account is 60 days past due and requires that the increased APR resulting from a default be reduced if payments are timely made for six months;

•

Generally requires 45 days’ advance notice be provided prior to increasing any APR (as permitted by the CARD Act) or other significant changes to account terms. The notice must include a statement of the cardholder’s right to cancel the account prior to the effective date of the change;

•	Prohibits the use of the two-cycle average daily balance method of calculating interest and prohibits the assessment of interest on any portion of a balance that is repaid within the grace period;

•	Requires penalty fees (e.g., late fees and over-limit fees) to be “reasonable” and “proportionate” to the consumer’s violation of the account terms;

•	Prohibits card issuers from imposing over-limit fees unless the cardholder has expressly opted-in to the issuer authorizing such over-limit transactions and imposes other limits on such fees;

•	Requires card issuers to review accounts at least every six months when an APR has been increased to determine whether the APR should be reduced;

•	Prohibits issuance of a credit card to a consumer under the age of 21 unless there is a co-signer over the age of 21 or the issuer verifies the consumer has an independent means to repay; and

•	Requires new billing statement disclosures, such as the length of time and cost of paying down the account balances if only minimum payments are made.

A number of the CARD Act’s requirements reflect our existing practices and will not require modifications of policies or procedures. However, other provisions, such as those addressing limitations on interest rate increases, over-limit fees and payment allocation, require us to make fundamental changes to our current business practices. See “Part II. Item 1A. Risk Factors.” Restrictions on risk management practices that have been commonplace in the industry may require us, and our competitors, to manage risk through more restrictive underwriting and credit line management, reduce promotional offers, increase annual percentage rates and introduce new or higher fees.

We are making changes that the CARD Act requires to be implemented in a relatively short timeframe. Other changes must await regulatory guidance from the Federal Reserve. We are evaluating appropriate modifications to products, revenue generation, marketing strategies and other business practices that will be in compliance with the law, will be attractive to consumers and will provide a good return for our stockholders. The full impact of the CARD Act on us is unknown at this time as it ultimately depends upon Federal Reserve interpretation of some of the provisions, successful implementation of our strategies, consumer behavior, and the actions of our competitors.

The CARD Act requires the Federal Reserve to conduct various studies, including studies regarding interchange fees, reasons for credit limit reductions and rate increases, “small business” cards and credit card terms and disclosures. Based on the results of these studies, new requirements that negatively impact us may be introduced as future legislation or regulation.

Other Credit Card Legislation

As Congress considered the CARD Act, numerous amendments were filed to make changes to the bill. Although many of the amendments were not approved, supporters indicated an interest in seeing them considered in the future. Examples include a prohibition on changing the terms of credit card agreements prior to the enactment of the new law, ceilings on the rate of interest that can be charged on credit cards, restrictions on interchange fees established by the dominant credit card networks, authority for merchants to provide discounts to customers who use certain types of credit or debit cards, and extending the provisions of the CARD Act to business cards. While these could have a negative impact on us, it is unclear whether these or other credit card legislation will be considered by the current Congress.

Bankruptcy Legislation

The Senate Judiciary Committee is considering legislation that would disallow claims in Chapter 7 bankruptcy based on “high cost” consumer debt and exclude consumers with such debt from the bankruptcy “means test.” The means test requires debtors who can afford to repay a portion of their debts through Chapter 13 repayment plan do so, rather than discharge all indebtedness under Chapter 7. The proposed legislation, if enacted, could increase the percentage of bankruptcy filers who obtain full debt discharges to the detriment of all unsecured lenders, and could result in increased charge-offs of our loan receivables. It is unclear whether this legislation will be enacted by Congress.

Financial Regulatory Reform

On June 17, 2009, the Administration released a broad and complex plan for financial regulatory reform that would restructure the current regulatory system, significantly increasing supervision and regulation of financial firms, services and markets. The plan would create a new Financial Services Oversight Council, chaired by the U.S. Treasury and including the heads of the principal federal financial regulators as members, to identify systemic risks and improve interagency cooperation. The plan would strengthen capital and other prudential standards for all banks and bank holding companies and require all financial holding companies to be “well-capitalized” and “well-managed” on a consolidated basis. The plan also proposes the establishment of a new independent agency, the Consumer Financial Protection Agency (“CFPA”), which would regulate consumer financial services and products, such as credit, savings and payment products. The CFPA would have sole rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination and enforcement authority over all institutions subject to its regulations. The CFPA’s rules would serve as a floor allowing states to adopt and enforce stricter laws for institutions of all types, regardless of charter, and to enforce these laws, as well as regulations of the CFPA. The plan would also strengthen the supervision and regulation of securitization markets. It would require loan originators to retain a portion of the credit risk of securitized exposures and increase reporting by asset-backed securities issuers. Although the Administration’s goal is to have the proposed plan legislated before the end of the year, implementation could take longer based on the complexity and controversial nature of the proposals. Modifications to the proposals are likely, and the final legislation may differ significantly from the plan.

Treasury Rules Governing Compensation for Troubled Asset Relief Program Participants

On June 10, 2009, the U.S. Treasury issued interim final rules implementing the compensation and corporate governance requirements under the American Recovery and Reinvestment Act of 2009, which amended the requirements of the Emergency Economic Stabilization Act of 2008, as described in our quarterly report for the quarter ended February 28, 2009. The rules apply to us as a recipient of funds under the U.S. Treasury Capital Purchase Program as of the date of publication in the Federal Register on June 15, 2009, but are subject to comment until August 14, 2009. The rules clarify prohibitions on bonus payments, provide guidance on the use of restricted stock units, expand restrictions on golden parachute payments, mandate enforcement of clawback provisions unless unreasonable to do so, outline the steps compensation committees must take when evaluating risks posed by compensation arrangements, and require the adoption and disclosure of a luxury expenditure policy, among other things. New requirements under the rules include enhanced disclosure of perquisites and the use of compensation consultants, and a prohibition on tax gross-up payments.

The remaining discussion provides a summary of our results of operations for the three and six months ended May 31, 2009 and May 31, 2008, as well as our financial condition at May 31, 2009 and November 30, 2008. All information and comparisons are based solely on continuing operations.

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

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis				GAAP Basis
For the Three Months Ended	U.S. Card	Third-Party Payments(1)	Total	Securitization Adjustment(2)	Total
May 31, 2009
Interest income	$1,607,114	$338	$1,607,452	$(749,468)	$857,984
Interest expense	414,002	61	414,063	(94,058)	320,005

Net interest income	1,193,112	277	1,193,389	(655,410)	537,979
Provision for loan losses	1,111,232	—	1,111,232	(467,371)	643,861
Other income(3)	834,630	58,451	893,081	188,039	1,081,120
Other expense	528,608	32,020	560,628	—	560,628

Income from continuing operations before income tax expense	$387,902	$26,708	$414,610	$—	$414,610

May 31, 2008
Interest income	$1,572,164	$533	$1,572,697	$(960,634)	$612,063
Interest expense	550,629	—	550,629	(237,381)	313,248

Net interest income	1,021,535	533	1,022,068	(723,253)	298,815
Provision for loan losses	581,537	—	581,537	(370,568)	210,969
Other income	455,074	37,133	492,207	352,685	844,892
Other expense	585,949	20,876	606,825	—	606,825

Income from continuing operations before income tax expense	$309,123	$16,790	$325,913	$—	$325,913

For the Six Months Ended
May 31, 2009
Interest income	$3,210,476	$825	$3,211,301	$(1,537,524)	$1,673,777
Interest expense	852,340	140	852,480	(219,755)	632,725

Net interest income	2,358,136	685	2,358,821	(1,317,769)	1,041,052
Provision for loan losses	2,444,905	—	2,444,905	(863,231)	1,581,674
Other income(3)	1,697,853	118,685	1,816,538	454,538	2,271,076
Other expense	1,056,015	63,736	1,119,751	—	1,119,751

Income from continuing operations before income tax expense	$555,069	$55,634	$610,703	$—	$610,703

May 31, 2008
Interest income	$3,224,151	$1,161	$3,225,312	$(1,950,447)	$1,274,865
Interest expense	1,219,580	2	1,219,582	(566,893)	652,689

Net interest income	2,004,571	1,159	2,005,730	(1,383,554)	622,176
Provision for loan losses	1,208,605	—	1,208,605	(692,004)	516,601
Other income	1,057,485	71,401	1,128,886	691,550	1,820,436
Other expense	1,168,925	40,243	1,209,168	—	1,209,168

Income from continuing operations before income tax expense	$684,526	$32,317	$716,843	$—	$716,843

(1)	Diners Club was acquired on June 30, 2008.
(2)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(3)	The three and six months ended May 31, 2009 includes $473 million and $948 million, respectively, of income related to the Visa and MasterCard antitrust litigation settlement, which is included in the U.S Card segment.

The following tables present information on transaction volume (amounts in thousands):

	For the Three Months Ended May 31,		2009 vs 2008 increase (decrease)
	2009	2008	$	%
Network Transaction Volume
PULSE Network	$29,128,044	$27,830,403	$1,297,641	5%
Third-Party Issuers	1,340,532	1,603,006	(262,474)	(16%)
Diners Club International(1)	6,240,604	—	6,240,604	100%

Total Third-Party Payments	36,709,180	29,433,409	7,275,771	25%
Discover Network—Proprietary	21,972,596	23,621,519	(1,648,923)	(7%)

Total Volume	$58,681,776	$53,054,928	$5,626,848	11%

Transactions Processed on Networks
Discover Network	366,315	370,596	(4,281)	(1%)
PULSE Network	762,175	703,404	58,771	8%

Total	1,128,490	1,074,000	54,490	5%

Credit Card Volume
Discover Card Volume	$24,336,751	$25,596,794	$(1,260,043)	(5%)
Discover Card Sales Volume	$21,494,174	$22,457,651	$(963,477)	(4%)

	For the Six Months Ended May 31,		2009 vs 2008 increase (decrease)
	2009	2008	$	%
Network Transaction Volume
PULSE Network	$56,582,217	$52,614,298	$3,967,919	8%
Third-Party Issuers	2,702,978	3,148,949	(445,971)	(14%)
Diners Club International(1)	12,534,178	—	12,534,178	100%

Total Third-Party Payments	71,819,373	55,763,247	16,056,126	29%
Discover Network—Proprietary	44,396,963	47,695,850	(3,298,887)	(7%)

Total Volume	$116,216,336	$103,459,097	$12,757,239	12%

Transactions Processed on Networks
Discover Network	735,962	749,508	(13,546)	(2%)
PULSE Network	1,448,702	1,324,476	124,226	9%

Total	2,184,664	2,073,984	110,680	5%

Credit Card Volume
Discover Card Volume	$48,301,328	$51,803,822	$(3,502,494)	(7%)
Discover Card Sales Volume	$42,787,931	$45,612,904	$(2,824,973)	(6%)

(1)	Diners Club was acquired on June 30, 2008.

The segment discussions that follow for the three and six months ended May 31, 2009 and 2008 are on a managed basis.

U.S. Card

The U.S. Card segment reported pretax income of $387.9 million for the three months ended May 31, 2009, up 25% as compared to May 31, 2008. The increase in pretax income was driven principally by income related to the Visa and MasterCard antitrust litigation settlement, higher net interest income as a result of higher spread, and lower operating expenses, partially offset by higher provision for loan losses due to higher net charge-offs and a higher reserve rate. Net interest income increased $171.6 million, or 17%, for the three months ended May 31, 2009 compared to May 31, 2008, as we benefited from lower cost of funds, the accretion of balance transfer fees previously recorded in loan fee income, and a higher average level of loan receivables. Partially offsetting this was a charge in the second quarter of 2009 related to an industry-wide FDIC special assessment, which for Discover was $16 million and which had the effect of reducing interest rate spread by 20 basis points. Provision for loan losses increased $529.7 million, or 91%, as a result of higher net charge-offs and a higher reserve rate, each of which is reflective of current economic conditions and recent delinquency trends, as well as owned loan growth due to maturing securitizations. Other income increased $379.6 million, or 83%, due to $472.8 million of income related to the Visa and MasterCard antitrust litigation settlement, partially offset by a write-down of the interest-only strip receivable, lower loan fee revenue and a decline in merchant fee revenue reflecting lower sales volume. Furthermore, other income for the second quarter of 2008 includes a $31 million impairment charge related to an investment. Other expense decreased $57.3 million, or 10%, primarily due to lower marketing spending and a decrease in compensation, offset by a $20 million one-time expense related to a reduction in force.

The U.S. Card segment reported pretax income of $555.1 million for the six months ended May 31, 2009, down 19% as compared to the six months ended May 31, 2008. The decrease in pretax income was driven by higher provision for loan losses, which was partially offset by income from the Visa and MasterCard antitrust litigation settlement and increased net interest income. Provision for loan losses increased $1.2 billion, or 102%, as a result of higher charge-offs and a higher reserve rate. The increase in provision for loan losses is reflective of the current credit environment and recent delinquency trends. Net interest income increased $353.6 million or 18% for the six months ended May 31, 2009 compared to May 31, 2008, as we benefited from lower cost of funds and a higher level of receivables.

The managed loan balance of $51.0 billion at May 31, 2009 was up 7% from May 31, 2008. This increase in managed loans is attributable to lower cardmember payments and growth in our installment loans, offset by a decrease in credit card sales volume as a result of lower gasoline prices and a decrease in overall spending. This increase was also offset by lower balance transfer activity and higher charge-offs. Rising unemployment and bankruptcy levels adversely impacted cardmember delinquencies and charge-offs, resulting in a 5.08% managed over 30 days delinquency rate for the segment, including non-credit card loans. For the three months ended May 31, 2009, the managed segment and credit card charge-off rates were 7.79% and 7.99%, respectively, up 280 and 294 basis points, respectively, from the three months ended May 31, 2008. For the six months ended May 31, 2009, the managed segment and credit card charge-off rates were 7.14% and 7.30%, respectively, up 248 and 260 basis points, respectively, from the comparable prior year period.

Third-Party Payments

Transaction volumes, revenues and pretax income in the Third-Party Payments segment grew significantly in the second quarter of 2009 from the second quarter in 2008, primarily as a result of our acquisition of Diners Club in the third quarter of 2008. Transaction volume of $36.7 billion in the second quarter of 2009 and $71.8 billion in the first half of 2009 was up $7.3 billion from the second quarter of 2008 and up $16.1 billion from the first half of 2008. Higher transaction volumes were largely driven by the inclusion of Diners Club transaction volume in addition to higher activity from new and existing financial institutions on the PULSE network, partially offset by lower third-party issuer volume as a result of lower gasoline prices and lower overall spending.

These higher volumes drove increases in revenues, which were $58.7 million and $119.4 million for the three and six months ended May 31, 2009, respectively, up $21.1 million and $46.8 million, respectively, from the three and six months ended May 31, 2008. Higher revenues in both periods were driven by the inclusion of Diners Club revenues as well as higher PULSE transaction volume and higher fee income allocated to the Third-Party Payments segment. The six months ended May 31, 2008, also included a $3 million one-time contractual payment that we received. Higher expenses in both the three and six months ended May 31, 2009 were driven by the inclusion of Diners Club in addition to expenses related to the expansion of ATM access globally.

GAAP to Managed Data Reconciliation

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

The managed basis presentation generally reverses the effects of securitization transactions; however, there are certain assets that arise from securitization transactions that are not reversed. Specifically, these assets are the cash collateral accounts that provide credit enhancement to the investors in the transactions and cardmember payments allocated to the securitized loans, both of which are held at the trusts. These assets also include the interest-only strip receivable, which reflects the estimated fair value of the excess cash flows allocated to securitized loans and retained certificated beneficial interests. Income derived from these assets representing interest earned on accounts at the trusts, changes in the fair value of the interest-only strip receivable, and interest income on investment securities also are not reversed in a managed presentation.

Managed loan data is relevant because we service the securitized and owned loans, and the related accounts, in the same manner without regard to ownership of the loans. Management believes it is useful for investors to consider the credit performance of the entire managed loan portfolio to understand the quality of loan originations and the related credit risks inherent in the owned portfolio and retained interests in securitizations. Loan receivables on a GAAP (or owned) basis and related performance measures, including yield, charge-offs and delinquencies can vary from those presented on a managed basis. Generally, loan receivables included in the securitization trusts are derived from accounts that are more seasoned, while owned loan receivables represent a greater concentration of newer accounts. The seasoning of an account is measured by the age of the account relationship. In comparison to more seasoned accounts, loan receivables of newer accounts typically carry lower interest yields resulting from introductory offers to new cardmembers and lower charge-offs and delinquencies.

Financial measures using managed data are non-GAAP financial measures. Beginning with “—Earnings Summary,” the discussion of our results of operations and financial condition is on a GAAP basis. The following table provides a reconciliation of the loan receivables and related statistics that are impacted by asset securitization, and which are shown on a managed basis in this quarterly report, to the most directly comparable GAAP-basis financial measure:

Reconciliation of GAAP to Managed Data

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
	(dollars in thousands)
Loan Receivables
Total Loans
GAAP Basis	$27,441,514	$20,502,063	$27,441,514	$20,502,063
Securitization Adjustment	23,590,868	27,339,428	23,590,868	27,339,428

Managed Basis	$51,032,382	$47,841,491	$51,032,382	$47,841,491

Average Total Loans
GAAP Basis	$28,257,484	$19,890,330	$27,998,194	$20,702,505
Securitization Adjustment	22,875,277	27,581,747	23,503,015	27,461,315

Managed Basis	$51,132,761	$47,472,077	$51,501,209	$48,163,820

Interest Yield
GAAP Basis	11.54%	10.40%	11.39%	10.37%
Securitization Adjustment	13.00%	13.86%	13.12%	14.21%
Managed Basis	12.19%	12.41%	12.18%	12.56%

Net Principal Charge-off Rate
GAAP Basis	7.53%	4.49%	6.95%	4.15%
Securitization Adjustment	8.11%	5.34%	7.37%	5.04%
Managed Basis	7.79%	4.99%	7.14%	4.66%

Delinquency Rate (over 30 days)
GAAP Basis	4.87%	3.54%	4.87%	3.54%
Securitization Adjustment	5.32%	4.01%	5.32%	4.01%
Managed Basis	5.08%	3.81%	5.08%	3.81%

Delinquency Rate (over 90 days)
GAAP Basis	2.60%	1.81%	2.60%	1.81%
Securitization Adjustment	2.88%	2.07%	2.88%	2.07%
Managed Basis	2.73%	1.96%	2.73%	1.96%

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
	(dollars in thousands)
Credit Card Loans
Credit Card Loans
GAAP Basis	$25,312,764	$19,785,414	$25,312,764	$19,785,414
Securitization Adjustment	23,590,868	27,339,428	23,590,868	27,339,428

Managed Basis	$48,903,632	$47,124,842	$48,903,632	$47,124,842

Average Credit Card Loans
GAAP Basis	$26,233,044	$19,275,733	$26,171,967	$20,206,876
Securitization Adjustment	22,875,277	27,581,747	23,503,015	27,461,315

Managed Basis	$49,108,321	$46,857,480	$49,674,982	$47,668,191

Interest Yield
GAAP Basis	11.81%	10.40%	11.61%	10.37%
Securitization Adjustment	13.00%	13.86%	13.12%	14.21%
Managed Basis	12.37%	12.43%	12.32%	12.58%

Net Principal Charge-off Rate
GAAP Basis	7.88%	4.63%	7.24%	4.25%
Securitization Adjustment	8.11%	5.34%	7.37%	5.04%
Managed Basis	7.99%	5.05%	7.30%	4.70%

Delinquency Rate (over 30 days)
GAAP Basis	5.15%	3.63%	5.15%	3.63%
Securitization Adjustment	5.32%	4.01%	5.32%	4.01%
Managed Basis	5.23%	3.85%	5.23%	3.85%

Delinquency Rate (over 90 days)
GAAP Basis	2.77%	1.87%	2.77%	1.87%
Securitization Adjustment	2.88%	2.07%	2.88%	2.07%
Managed Basis	2.82%	1.99%	2.82%	1.99%

Critical Accounting Estimates

In preparing our consolidated financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain cases, could have a material adverse effect on our consolidated financial condition. Management has identified the estimates related to allowance for loan losses, our interest-only strip receivable, the valuation of certificated retained interests in DCENT, the accrual of cardmember rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment and the accrual of income taxes as critical accounting estimates.

These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the year ended November 30, 2008. That discussion can be found within Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Critical Accounting Policies. There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the year ended November 30, 2008.

Earnings Summary

The following table outlines changes in the consolidated statements of income for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2009 vs. 2008 increase (decrease)		For the Six Months Ended May 31,		2009 vs. 2008 increase (decrease)
	2009	2008	$	%	2009	2008	$	%
Interest income	$857,984	$612,063	$245,921	40%	$1,673,777	$1,274,865	$398,912	31%
Interest expense	320,005	313,248	6,757	2%	632,725	652,689	(19,964)	(3%)

Net interest income	537,979	298,815	239,164	80%	1,041,052	622,176	418,876	67%
Provision for loan losses	643,861	210,969	432,892	NM	1,581,674	516,601	1,065,073	NM

Net interest income after provision for loan losses	(105,882)	87,846	(193,728)	NM	(540,622)	105,575	(646,197)	NM
Other income	1,081,120	844,892	236,228	28%	2,271,076	1,820,436	450,640	25%
Other expense	560,628	606,825	(46,197)	(8%)	1,119,751	1,209,168	(89,417)	(7%)

Income from continuing operations before income tax expense	414,610	325,913	88,697	27%	610,703	716,843	(106,140)	(15%)
Income tax expense	188,810	124,370	64,440	52%	264,509	276,471	(11,962)	(4%)

Income from continuing operations	$225,800	$201,543	$24,257	12%	$346,194	$440,372	$(94,178)	(21%)

Income from continuing operations for the three and six months ended May 31, 2009 was $225.8 million and $346.2 million. Income from continuing operations was influenced by loan growth, an increase in the reserve rate, income from the Visa and MasterCard antitrust settlement and lower operating expenses. These factors, as well as other factors impacting our results, are discussed further below and in “—Key Highlights” above.

Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets which we own and the interest expense incurred to finance those assets. Net interest margin represents interest income, net of interest expense, as a percentage of total interest-earning assets. Our interest-earning assets consist of loan receivables, our liquidity reserve which includes amounts on deposit with the Federal Reserve and triple-A rated government mutual funds, certain retained interests in securitization transactions included in amounts due from asset securitization, and investment securities. Interest-earning assets do not include investors’ interests in securitization transactions that have been transferred to third parties since they are not assets which we own. Similarly, interest income does not include the interest yield on the related loans. Our interest-bearing liabilities consist primarily of deposits, both brokered and direct. Net interest income is influenced by the following:

•

The level and composition of interest-earning assets and liabilities, including the percentage of floating rate credit card loan receivables we own and the percentage of floating rate liabilities we owe;

•	Changes in the interest rate environment, including the levels of interest rates and the relationship between interest rate indices, such as the prime rate and federal funds rate;

•	Credit performance of our loans, particularly with regard to charge-offs of finance charges which reduce interest income;

•	The terms of certificates of deposit upon initial offering, including maturity and interest rate; and

•	Effectiveness of interest rate swaps in our interest rate risk management program.

During the three months ended May 31, 2009, net interest income grew $239.2 million, or 80%, compared to the three months ended May 31, 2008. During the same period, our net interest margin and interest rate spread increased to 5.30% and 4.43%, up from 3.64% and 2.86%, respectively.

Interest income on credit card loans increased $277.4 million from the second quarter of 2008 as a result of loan growth due to maturities of securitized credit card receivables, as well as an increase in interest yield of 141 basis points. The increase in yield was driven by the inclusion of balance transfer fees in interest income beginning in the third quarter of 2008, an increase in interest rates on loans in default status and a reduction in promotional rate offers. This was partially offset by rising interest charge-offs which increased 121% to $137.6 million.

Interest income on other consumer loans increased $24.5 million from the second quarter of 2008 reflecting growth in both personal and student loans partially offset by a 251 basis point decrease in interest yield. The yield decreased as the proportion of student loans, which bear lower interest rates, to total other consumer loans increased.

Interest income on other assets decreased $56.0 million from the second quarter of 2008, reflecting the unfavorable impact of the lower interest rate environment on our liquidity reserve and amounts due from asset securitization.

A lower cost of funds also contributed to higher net interest income. Beginning in the second half of 2008, we increased our deposit issuance in order to fund more loan receivables on-balance sheet as a result of securitization maturities. Since that time, benchmark interest rates have declined, also driving down deposit rates. These lower deposit rates contributed to a 49 basis point decline in the cost of deposit funding which was largely offset by a higher level of deposits. Interest expense on deposits for the second quarter of 2009 also includes a charge related to a special industry-wide FDIC deposit insurance assessment, which for us was $16 million and resulted in a 20 basis point decline in interest rate spread. This special assessment contributed to an overall increase in interest expense for the three months ended May 31, 2009 of $6.8 million as compared to the three months ended May 31, 2008.

For the six months ended May 31, 2009, net interest income grew $418.9 million, or 67%, compared to the six months ended May 31, 2008. During the same period, our net interest margin and interest rate spread increased to 5.26% and 4.43%, respectively, up from 3.85% and 3.05%, respectively.

Interest income on credit card loans grew $466.9 million from the first half of 2008, as a result of retaining more loan receivables on-balance sheet as securitized receivables matured, in addition to a 124 basis point increase in interest yield. This increase in yield was driven by the inclusion of balance transfer fees in interest income beginning in the third quarter of 2008, an increase in interest rates on loans in default status and a reduction in promotional rate offers. This was partially offset by rising interest charge-offs which increased 109% to $248.9 million.

Interest income on other consumer loans increased $50 million from the second half of 2008 reflecting growth in both personal and student loans partially offset by a 192 basis point decrease in interest yield. The yield decreased as the proportion of student loans, which bear lower interest rates, increased in comparison to total other consumer loans.

Interest income on other assets decreased $118.5 million from the second half of 2008, reflecting the unfavorable impact of the lower interest rate environment on our liquidity reserve and amounts due from asset securitization.

Lower interest expense and a lower cost of funds also contributed to higher net interest income. Beginning in the second half of 2008, we increased our deposit issuance in order to fund more loan receivables on-balance sheet as a result of securitization maturities. Since that time, benchmark interest rates have declined, also driving down deposit rates. These lower deposit rates contributed to a 64 basis point decline in our deposit funding costs, which resulted in lower interest expense. However, the decline in interest expense was largely offset by the increase in the level of deposit funding.

The following tables provide further analysis of net interest income, net interest margin and the impact of rate and volume changes (dollars in thousands):

Average Balance Sheet Analysis

	For the Three Months Ended
	May 31, 2009			May 31, 2008
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Interest-earning deposits in other banks	$8,886,035	0.65%	$14,559	$5,192,545	2.62%	$34,239
Federal Funds sold	—	—	—	4,086,777	2.54%	26,062
Investment securities	1,443,508	4.94%	17,960	882,891	5.24%	11,626
Loan Receivables:(1)
Credit cards(2)	26,233,044	11.81%	781,176	19,275,733	10.40%	503,756
Other	2,024,440	7.96%	40,641	614,597	10.47%	16,170

Total loan receivables	28,257,484	11.54%	821,817	19,890,330	10.40%	519,926
Other interest-earning assets	1,717,948	0.84%	3,648	2,566,561	3.13%	20,210

Total interest-earning assets	40,304,975	8.45%	857,984	32,619,104	7.46%	612,063
Allowance for loan losses	(1,976,504)			(831,552)
Other assets	3,279,895			2,882,551
Assets of discontinued operations	—			1,300,309

Total assets	$41,608,366			$35,970,412

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(2)	$23,872,971	4.81%	289,648	$20,578,953	5.00%	258,808
Money market deposits	4,072,773	1.78%	18,299	4,525,554	2.95%	33,538
Other interest-bearing deposits	32,942	2.12%	176	46,777	0.81%	95

Total interest-bearing deposits	27,978,686	4.37%	308,123	25,151,284	4.63%	292,441
Borrowings:
Short-term borrowings	2,189,359	0.24%	1,345	5,469	3.27%	45
Long-term borrowings	1,428,098	2.93%	10,537	1,908,354	4.33%	20,762

Total borrowings	3,617,457	1.30%	11,882	1,913,823	4.33%	20,807

Total interest-bearing liabilities	31,596,143	4.02%	320,005	27,065,107	4.60%	313,248
Other liabilities and stockholders’ equity:
Liabilities of discontinued operations	—			919,685
Other liabilities and stockholders’ equity	10,012,223			7,985,620

Total other liabilities and stockholders’ equity	10,012,223			8,905,305

Total liabilities and stockholders’ equity	$41,608,366			$35,970,412

Net interest income			$537,979			$298,815

Net interest margin(4)		5.30%			3.64%
Interest rate spread(5)		4.43%			2.86%

	For the Six Months Ended
	May 31, 2009			May 31, 2008
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Interest-earning deposits in other banks	$7,927,061	0.89%	$35,059	$3,715,761	3.05%	$56,676
Federal Funds sold	170,055	3.85%	3,262	4,169,247	3.23%	67,341
Investment securities	1,353,823	4.97%	33,544	707,063	4.98%	17,613
Loan Receivables:(1)
Credit cards(2)	26,171,967	11.61%	1,514,675	20,206,876	10.37%	1,047,745
Other	1,826,227	8.33%	75,874	495,629	10.25%	25,402

Total loan receivables	27,998,194	11.39%	1,590,549	20,702,505	10.37%	1,073,147
Other interest-earning assets	2,218,454	1.03%	11,363	3,061,301	3.93%	60,088

Total interest-earning assets	39,667,587	8.46%	1,673,777	32,355,877	7.88%	1,274,865
Allowance for loan losses	(1,776,219)			(813,979)
Other assets	3,200,345			2,846,410
Assets of discontinued operations	—			2,586,507

Total assets	$41,091,713			$36,974,815

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(3)	$24,063,379	4.74%	569,082	$20,442,755	5.10%	521,161
Money market deposits	4,195,286	1.72%	35,892	4,523,320	3.57%	80,810
Other interest-bearing deposits	35,071	1.57%	275	46,089	1.17%	269

Total interest-bearing deposits	28,293,736	4.29%	605,249	25,012,164	4.82%	602,240
Borrowings:
Short-term borrowings	1,671,264	0.30%	2,528	7,087	3.81%	135
Long-term borrowings	1,544,031	3.24%	24,948	1,989,415	5.06%	50,314

Total borrowings	3,215,295	1.71%	27,476	1,996,502	5.05%	50,449

Total interest-bearing liabilities	31,509,031	4.03%	632,725	27,008,666	4.83%	652,689
Other liabilities and stockholders’ equity:
Liabilities of discontinued operations	—			1,932,518
Other liabilities and stockholders’ equity	9,582,682			8,033,631

Total other liabilities and stockholders’ equity	9,582,682			9,966,149

Total liabilities and stockholders’ equity	$41,091,713			$36,974,815

Net interest income			$1,041,052			$622,176

Net interest margin(4)		5.26%			3.85%
Interest rate spread(5)		4.43%			3.05%

(1)	Average balances of loan receivables include non-accruing loans and these loans are therefore included in the yield calculations. If these balances were excluded, there would not be a material impact on the amounts reported above.
(2)	Interest income on credit card loans includes $38.7 million and $72.3 million of amortization of balance transfer fees for the three and six months ended May 31, 2009, respectively.
(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed rate funding to floating rate funding.
(4)	Net interest margin represents net interest income as a percentage of total interest-earning assets on an annualized basis.
(5)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended May 31, 2009 vs. May 31, 2008			For the Six Months Ended May 31, 2009 vs. May 31, 2008
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in net interest income due to changes in:
Interest-earning assets:
Interest-earning deposits in other banks	$90,031	$(109,711)	$(19,680)	$85,602	$(107,219)	$(21,617)
Federal Funds sold	(13,031)	(13,031)	(26,062)	(96,325)	32,246	(64,079)
Commercial paper	10,701	(4,367)	6,334	16,069	(138)	15,931
Investment securities
Loans:
Credit cards	201,365	76,055	277,420	332,599	134,331	466,930
Other consumer loans	50,015	(25,544)	24,471	64,960	(14,488)	50,472

Total loans	251,380	50,511	301,891	397,559	119,843	517,402
Other interest-earning assets	(5,158)	(11,404)	(16,562)	(13,234)	(35,491)	(48,725)

Total interest income	333,923	(88,002)	245,921	389,671	9,241	398,912
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	88,035	(57,195)	30,840	138,746	(90,825)	47,921
Money market deposits	(3,077)	(12,162)	(15,239)	(5,500)	(39,418)	(44,918)
Other interest-bearing deposits	(177)	258	81	(150)	156	6

Total interest-bearing deposits	84,781	(69,099)	15,682	133,096	(130,087)	3,009
Borrowings:
Short-term borrowings	1,628	(328)	1,300	2,880	(487)	2,393
Long-term borrowings	(4,473)	(5,752)	(10,225)	(9,737)	(15,629)	(25,366)

Total borrowings	(2,845)	(6,080)	(8,925)	(6,857)	(16,116)	(22,973)

Total interest expense	81,936	(75,179)	6,757	126,239	(146,203)	(19,964)

Net interest income	$251,987	$(12,823)	$239,164	$263,432	$155,444	$418,876

(1)	The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality

Loan receivables consist of the following (dollars in thousands):

	May 31, 2009	November 30, 2008
Credit card loans:
Discover Card	$24,858,933	$23,348,134
Discover Business Card	453,831	466,173

Total credit card loans	25,312,764	23,814,307
Other consumer loans:
Personal loans	1,241,465	1,028,093
Student loans	816,177	299,929
Other	71,108	74,282

Total other consumer loans	2,128,750	1,402,304

Total loan receivables	27,441,514	25,216,611
Allowance for loan losses	(1,986,473)	(1,374,585)

Net loan receivables	$25,455,041	$23,842,026

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

For the three months ended May 31, 2009, the provision for loan losses increased $432.9 million, or 205%, compared with the three months ended May 31, 2008, reflecting an increase in the level of allowance for loan losses and higher net charge-offs. In the three months ended May 31, 2009, we added $107.5 million to the allowance for loan losses to bring the total allowance to $2.0 billion, an increase of 135% over the allowance as of May 31, 2008. This addition to the allowance in the second quarter of 2009 reflects an increase in the loan loss reserve rate due to rising delinquency and charge-off rates, partially offset by the release of allowance in connection with a $750 million securitization completed during the quarter. The factors impacting the changes in credit quality across these periods are discussed further in “—Net Charge-offs” and “—Delinquencies” below.

For the six months ended May 31, 2009, the provision for loan losses increased $1.1 billion, or 206%, compared with the six months ended May 31, 2008, reflecting an increase in the level of allowance for loan losses and higher net charge-offs. In the six months ended May 31, 2009, we added $611.9 million to the allowance for loan losses, largely due to an increase in the reserve rate to 7.24%, up from 5.45% at November 30, 2008. The increase in the reserve rate is attributable to rising unemployment and higher bankruptcy levels. Additionally, the increase in the allowance reflected owned loan growth. During the first half of 2009, we had $3.0 billion of securitization maturities which were offset by $750 million of new securitization activity in the period.

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

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
Balance at beginning of period	$1,878,942	$860,378	$1,374,585	$759,925
Additions:
Provision for loan losses	643,861	210,969	1,581,674	516,601
Deductions:
Charge-offs	(588,920)	(269,013)	(1,070,199)	(514,641)
Recoveries	52,590	44,441	100,413	84,890

Net charge-offs	(536,330)	(224,572)	(969,786)	(429,751)

Balance at end of period	$1,986,473	$846,775	$1,986,473	$846,775

Net Charge-offs

Our net charge-offs include the principal amount of losses charged off less principal recoveries and exclude charged-off interest and fees, recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest and loan fee income for loan receivables and in securitization income for securitized loans while fraud losses are recorded in other expense. Credit card loan receivables are charged off at the end of the month during which an account becomes 180 days contractually past due, except in the case of cardmember bankruptcies and probate accounts. Cardmember bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day contractual time frame. The net charge-off rate is calculated by dividing net charge-offs for the period by the average loan receivables for the period.

The following table presents amounts and rates of net charge-offs of loan receivables (dollars in thousands):

	For the Three Months Ended May 31,				For the Six Months Ended May 31,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
Net charge-offs	$536,330	7.53%	$224,572	4.49%	$969,786	6.95%	$429,751	4.15%

The net charge-off rate on our loan receivables increased 304 basis points and 280 basis points for the three and six months ended May 31, 2009, respectively, as compared to the comparable prior year periods. The higher net charge-off rate was due to higher delinquencies beginning in the fourth quarter of 2008, reflecting the weakening economic environment as a result of rising unemployment, declining housing prices and the decrease in the availability of consumer credit, as well as an increase in bankruptcy-related charge-offs.

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

The following table presents the amounts and delinquency rates of loan receivables over 30 days past due, loan receivables over 90 days delinquent and accruing interest and loan receivables that are not accruing interest, regardless of delinquency (dollars in thousands):

	May 31, 2009		November 30, 2008
	$	%	$	%
Loans over 30 days delinquent	$1,336,420	4.87%	$1,096,627	4.35%
Loans over 90 days delinquent and accruing interest	$569,767	2.08%	$444,324	1.76%
Loans not accruing interest	$274,000	1.00%	$173,123	0.69%

The delinquency rates of loans over 30 days delinquent and loans over 90 days delinquent and accruing interest increased 52 basis points and 32 basis points, respectively, at May 31, 2009, as compared to November 30, 2008. The increase in both measures reflected the impact of the weaker economic environment on our cardmembers’ ability to pay their loan balances. Delinquency rates normally rise as charge-offs rise, however, since the third quarter of 2008, we have been experiencing a pattern of charge-offs rising faster than delinquencies due to a greater percentage of delinquent accounts flowing into the later stages of delinquency and eventually into charge-off and due to an increase in consumer bankruptcy filings. Loan receivables not accruing interest at May 31, 2009 increased 31 basis points to 1.00%, as compared to November 30, 2008, as a result of an increase in bankruptcy notifications.

Other Income

The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2009 vs. 2008 increase (decrease)		For the Six Months Ended May 31,		2009 vs. 2008 increase (decrease)
	2009	2008	$	%	2009	2008	$	%
Securitization income	$325,264	$628,031	$(302,767)	(48%)	$743,147	$1,341,528	$(598,381)	(45%)
Loan fee income	52,293	53,839	(1,546)	(3%)	120,315	142,097	(21,782)	(15%)
Discount and interchange revenue(1)	81,894	65,523	16,371	25%	157,161	117,419	39,742	34%
Fee products	75,248	59,126	16,122	27%	150,024	118,459	31,565	27%
Merchant fees	11,736	17,849	(6,113)	(34%)	24,573	36,693	(12,120)	(33%)
Transaction processing revenue	32,604	30,405	2,199	7%	61,470	56,359	5,111	9%
Loss on investments	(1,012)	(31,280)	30,268	(97%)	(1,817)	(32,464)	30,647	(94%)
Antitrust litigation settlement	472,775	—	472,775	100%	947,616	—	947,616	100%
Other income	30,318	21,399	8,919	42%	68,587	40,345	28,242	70%

Total other income	$1,081,120	$844,892	$236,228	28%	$2,271,076	$1,820,436	$450,640	25%

(1)	Net of rewards, including Cashback Bonus rewards, of $160.0 million and $147.8 million for the three months ended May 31, 2009 and 2008, respectively, and $324.9 million and $331.1 million for the six months ended May 31, 2009 and 2008, respectively.

Total other income increased $236.2 million, or 28%, for the three months ended May 31, 2009, as compared to the three months ended May 31, 2008, primarily as a result of $472.8 million in income related to the Visa and MasterCard antitrust litigation settlement, along with lower loss on investments related to a write-down of the Golden Key investment in the second quarter of 2008, partially offset by lower securitization income. For the six months ended May 31, 2009, total other income increased $450.6 million, or 25%, as compared to the six months ended May 31, 2008, largely because of $947.6 million in income related to the Visa and MasterCard antitrust litigation settlement, partially offset by lower securitization income. Discussion of these key drivers as well as other factors are discussed in more detail below.

Securitization Income

Securitization income is a significant source of our income and is derived through the securitization and continued servicing of a portion of the credit card loan receivables we originated. Currently, the issuance of asset-backed securities to investors has the effect of removing the owned loan receivables from the consolidated statements of financial condition. Also, portions of net interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer reported in our statements of income; however, they remain significant factors in determining securitization income we receive on our residual interests in those transactions. Investors in securitizations are allocated the cash flows derived from interest and loan fee revenue earned on securitized loans. In addition, we allocate portions of our discount and interchange revenue to a majority of securitized receivables. These cash flows are used to pay investors in the transactions a contractual fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans, net of recoveries, and to pay us a contractual fee for servicing the securitized loans. Any excess cash flows remaining are paid to us. Both servicing fees and excess spread are recorded in securitization income. Securitization income also includes the net revaluation of the interest-only strip receivable and certain other retained interests, reflecting adjustments to the fair values of the retained interests that result from changes in the level of securitized loans and assumptions used to value the retained interests.

Beginning December 1, 2009, credit card loan receivables held by the securitization trusts and debt issued from those entities will be presented as assets and liabilities on our consolidated statements of financial condition, and our results of operations will no longer reflect securitization income, but will instead report interest income and provisions for loan losses associated with all managed loan receivables and interest expense associated with debt issued from the trusts. For more information, see “—Accounting Treatment for Off-Balance Sheet Securitizations.”

The table below presents the components of securitization income (dollars in thousands):

	For the Three Months Ended May 31,		2009 vs. 2008 increase (decrease)		For the Six Months Ended May 31,		2009 vs. 2008 increase (decrease)
	2009	2008	$	%	2009	2008	$	%
Excess spread	$309,614	$539,297	$(229,683)	(43%)	$712,040	$1,044,330	$(332,290)	(32%)
Servicing fees on securitized loans	114,101	138,393	(24,292)	(18%)	233,317	276,656	(43,339)	(16%)
Net revaluation of retained interests	(92,954)	(44,473)	(48,481)	(109%)	(191,195)	30,524	(221,719)	NM
Other (principally transaction costs)	(5,497)	(5,186)	(311)	(6%)	(11,015)	(9,982)	(1,033)	(10%)

Securitization income	$325,264	$628,031	$(302,767)	(48%)	$743,147	$1,341,528	$(598,381)	(45%)

For the three months ended May 31, 2009, securitization income decreased $302.8 million, or 48%, as compared to the three months ended May 31, 2008. For the six months ended May 31, 2009, securitization income decreased $598.4 million, or 45%, as compared to the six months ended May 31, 2008. These are primarily attributable to a lower excess spread on securitized loans and a decrease in the net revaluation of retained interests, which are detailed further in the tables and discussion below. For the three and six months ended May 31, 2009, the level of average securitized loans was $4.7 billion and $4.0 billion lower than the comparable prior year periods as a result of maturing securitized loans coming back on-balance sheet.

Excess spread. The following table provides the components of excess spread (dollars in thousands):

	For the Three Months Ended May 31,		2009 vs. 2008 increase (decrease)		For the Six Months Ended May 31,		2009 vs. 2008 increase (decrease)
	2009	2008	$	%	2009	2008	$	%
Interest income on securitized loans	$749,468	$960,634	$(211,166)	(22%)	$1,537,524	$1,950,447	$(412,923)	(21%)
Interest paid to investors in asset-backed securities	(94,058)	(237,381)	143,323	60%	(219,755)	(566,893)	347,138	61%

Net interest income	655,410	723,253	(67,843)	(9%)	1,317,769	1,383,554	(65,785)	(5%)
Other fee revenue on securitized loans	235,676	325,005	(89,329)	(27%)	490,819	629,436	(138,617)	(22%)
Net charge-offs on securitized loans	(467,371)	(370,568)	(96,803)	(26%)	(863,231)	(692,004)	(171,227)	(25%)

Net revenues on securitized loans	423,715	677,690	(253,975)	(37%)	945,357	1,320,986	(375,629)	(28%)
Servicing fees on securitized loans	(114,101)	(138,393)	24,292	18%	(233,317)	(276,656)	43,339	16%

Excess spread	$309,614	$539,297	$(229,683)	(43%)	$712,040	$1,044,330	$(332,290)	(32%)

For the three months ended May 31, 2009, excess spread on securitized loans decreased $229.7 million, or 43%, as compared to the three months ended May 31, 2008. For the six months ended May 31, 2009, excess spread on securitized loans decreased $332.3 million, or 32%, as compared to the six months ended May 31, 2008. The decrease in both periods was partially attributable to higher net charge-offs due to the current economic environment. Additionally, lower net interest income and other fee revenue on securitized loans, somewhat offset by lower servicing fees, were the result of the lower level of outstanding securitized loans. Lower net interest income was also a result of the impact of a lower average LIBOR on floating rate investors’ interests.

Servicing fees on securitized loans. We are paid a servicing fee from the cash flows generated by the securitized loans. Servicing fees are paid to the Company for servicing the transferred loan receivables in accordance with contractual requirements. These cash flows include interest income and loan fee income as well as discount and interchange revenue for certain securitized loans. For the three and six months ended May 31, 2009, servicing fees decreased $24.3 million, or 18%, and $43.3 million, or 16%, respectively, from the prior year due to a lower level of securitized loans outstanding during the period.

Net revaluation of retained interests. The components of net revaluation of retained interests are summarized in the table below (dollars in thousands):

	For the Three Months Ended May 31,		2009 vs. 2008 increase (decrease)	For the Six Months Ended May 31,		2009 vs. 2008 increase (decrease)
	2009	2008		$2009	2008	$
Initial gain on new securitization transactions(1)	$955	$25,332	$(24,377)	$955	$62,087	$(61,132)
Revaluation of retained interests	(93,909)	(69,805)	(24,104)	(192,150)	(31,563)	(160,587)

Net revaluation of retained interests	$(92,954)	$(44,473)	$(48,481)	$(191,195)	$30,524	$(221,719)

(1)	Net of issuance discounts, as applicable.

The net revaluation of retained interests for the three and six months ended May 31, 2009 decreased $48.5 million and $221.7 million, as compared to the three and six months ended May 31, 2008, respectively. For the three months ended May 31, 2009 we securitized $750 million of receivables, which resulted in an initial gain of $1.0 million. There were no new securitization transactions in the first quarter of 2009. For the three months ended May 31, 2008, we had $1.9 billion of new third-party securitization transactions which resulted in $25.3 million of initial gains and for the six months ended May 31, 2008, we had $4.4 billion of new third-party securitization transactions, resulting in $62.1 million of initial gains. The unfavorable revaluation of retained interests of $93.9 million and $192.2 million during the three and six months ended May 31, 2009, largely related to unfavorable changes in assumptions used to value the interest-only strip receivable as compared to the previous period end, including higher projected charge-offs.

Loan Fee Income

Loan fee income consists primarily of fees on credit card loans and includes late, overlimit, cash advance and other miscellaneous fees. Loan fee income decreased $1.5 million, or 3%, for the three months ended May 31, 2009, as compared to the three months ended May 31, 2008, as lower balance transfer and overlimit fees were largely offset by higher late fees. Loan fee income decreased $21.8 million, or 15%, for the six months ended May 31, 2009, as compared to the six months ended May 31, 2008, as a result of deferrals of balance transfer fees beginning in the second quarter of 2008, historically accounted for in loan fee income, partially offset by higher late fees.

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

Discount and interchange revenue increased $16.4 million, or 25%, and $39.7 million, or 34%, for the three and six months ended May 31, 2009, compared to the three and six months ended May 31, 2008. These increases were primarily attributable to higher revenues earned on a higher level of owned loans in the first half of 2009 as compared to the first half of 2008. Additionally, rewards costs were higher for the three months ended May 31, 2009 as compared to May 31, 2008, due to revisions in forfeiture assumptions recorded in the second quarter of 2008, partially offset by lower rewards costs in the current quarter as a result of a decline in sales volume. Rewards costs for the six months ended May 31, 2009 were lower than in the prior year due to the decline in sales volume, partially offset by the impact of revised forfeiture assumptions recorded in the second quarter of 2008.

Fee Products

We earn revenue related to fees received for marketing credit-related ancillary products including debt deferment/debt cancellation contracts and identity theft protection services to cardmembers. The amount of revenue recorded is generally based on a percentage of a cardmember’s outstanding balance or a flat fee and is recognized over the agreement or contract period as earned. Fee products income increased $16.1 million, or 27%, and $31.6 million, or 27%, for the three and six months ended May 31, 2009, as compared to the three and six months ended May 31, 2008, primarily related to an increase in the number of cardmembers enrolled in these products as well as higher balances upon which the fees are based.

Loss on Investments

During the three and six months ended May 31, 2008, we recorded a $31.3 million other-than-temporary impairment related to our investment in the asset-backed commercial paper notes of Golden Key U.S. LLC which invested in mortgage-backed securities. In comparison, the three and six months ended May 31, 2009 reflected a minimal loss on investments.

Antitrust Litigation Settlement

Amounts received in conjunction with the Visa and MasterCard antitrust litigation settlement, including related interest, are recorded in this line item when earned. We received payments of $472 million in each of the first and second quarters of 2009 from Visa as payment in part for its portion of the settlement and accrued $3.0 million and $0.9 million in related interest income during the respective quarters. See additional information in “—Liquidity and Capital Resources—Special Dividend and Settlement of Visa and MasterCard Antitrust Litigation.” We entered into an agreement with Morgan Stanley at the time of our spin-off to give us sole control over the prosecution and settlement of the litigation and to determine how proceeds from the litigation would be shared. We have notified Morgan Stanley that it breached the agreement and the amount due to Morgan Stanley, if any, is a matter of dispute. The dispute is a subject of litigation between the parties. See “Part II. Other Information—Item 1. Legal Proceedings.”

Other Income

Other income includes revenues from the sale of merchant portfolios to third-party acquirers, royalty revenues earned by Diners Club, revenues from the referral of declined applications to certain third-party issuers on the Discover Network, unrealized gains and losses related to derivative contracts and other miscellaneous revenue items. Other income during the three and six months ended May 31, 2009 was up $8.9 million and $28.2 million compared to the three and six months ended May 31, 2008, respectively, due to the inclusion of approximately $17 million and approximately $39 million of revenue from Diners Club in the respective periods. The increase in the three and six months ended May 31, 2009, was partially offset by lower gains on sales of merchant portfolios and lower revenues from the referral of declined applications to third-party issuers.

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2009 vs. 2008 increase (decrease)		For the Six Months Ended May 31,		2009 vs. 2008 increase (decrease)
	2009	2008	$	%	2009	2008	$	%
Employee compensation and benefits	$208,151	$218,290	$(10,139)	(5%)	$427,639	$435,660	$(8,021)	(2%)
Marketing and business development	102,922	132,038	(29,116)	(22%)	214,355	273,591	(59,236)	(22%)
Information processing and Communications	74,441	79,449	(5,008)	(6%)	149,338	157,725	(8,387)	(5%)
Professional fees	74,550	81,392	(6,842)	(8%)	144,673	155,064	(10,391)	(7%)
Premises and equipment	18,223	19,803	(1,580)	(8%)	36,295	39,444	(3,149)	(8%)
Other expense	82,341	75,853	6,488	9%	147,451	147,684	(233)	0%

Total other expense	$560,628	$606,825	$(46,197)	(8%)	$1,119,751	$1,209,168	$(89,417)	(7%)

Total other expense decreased $46.2 million, or 8%, for the three months ended May 31, 2009, as compared to May 31, 2008 and decreased $89.4 million, or 7%, for the six months ended May 31, 2009, as compared to May 31, 2008. The decrease in both periods was primarily driven by lower marketing expenditures, lower compensation expenses and lower professional fees, partially offset by the inclusion of $8 million of Diners Club expenses and the impact of a $20 million one-time expense related to a reduction in force. Lower account acquisition drove lower marketing expense as well as declines in other expense related to postage, supplies and inquiry fees. Employee compensation and benefits expenses decreased as a result of lower discretionary expenses. Professional fees, which include legal fees, were lower in the current period to the due to lower legal fees related to the Visa and MasterCard antitrust litigation settlement.

Income Tax Expense

The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes and other, net of U.S. federal income tax benefits	3.0	3.1	3.3	3.1
Valuation allowance—capital loss	5.7	—	3.9	—
Nondeductible compensation	1.9	—	1.3	—
Other	(0.1)	0.1	(0.2)	0.5

Effective income tax rate	45.5%	38.2%	43.3%	38.6%

In the second quarter of 2009, we recorded a valuation allowance of $23.7 million against deferred tax assets largely related to our assessment of the likelihood that the tax benefit of capital losses related to the sale of the Goldfish business in 2008 are no longer realizable. Additionally, we recorded approximately $8 million of tax expense related to nondeductible stock-based compensation. These items resulted in additional tax expense during the quarter and are not expected to recur during the remainder of 2009.

Liquidity and Capital Resources

We maintain liquidity, capital and funding strategies designed to optimize our credit ratings and provide that our bank capitalization levels are sufficient to allow for cost-effective access to equity, debt and deposit markets, thus providing sufficient liquidity to fund our business over both the short and long term. Our liquidity and funding risk management strategies are designed to mitigate the risk that we may be unable to access adequate financing to fund our business and service our financial obligations when they come due. Liquidity risk is addressed through various funding criteria and targets that guide our access to the long-term and short-term debt and equity capital markets and various deposit distribution channels, the maturity profile of our liabilities, the diversity of our funding sources and investor base, as well as the level of our liquidity reserve.

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

Certain of our borrowing costs and the ability to raise funds in specific ratings sensitive markets are directly impacted by our credit ratings. A security rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings of Discover Financial Services, Discover Bank and the trusts through which we access the securitization markets as of July 1, 2009 are reflected in the table below:

	Discover Financial Services		Discover Bank		Outlook for Senior Unsecured Debt	Discover Card Master Trust I				Discover Card Execution Note Trust
	Senior Unsecured Debt		Senior Unsecured Debt			Class A		Class B		Class A		Class B		Class C
Moody’s Investors Service	Ba1	(1)	Baa3	(1)	Negative	Aaa	(2)	A2	(2)	Aaa	(2)	A2	(2)	Baa2	(2)
Standard & Poor’s	BBB-		BBB		Stable	AAA	(3)	A+	(3)	AAA	(3)	A		BBB	(3)
Fitch Ratings	BBB		BBB		Negative	AAA		A+	(4)	AAA		A+	(4)	BBB	(4)

(1)

On June 1, 2009, Moody’s Investors Service lowered the senior unsecured debt rating for Discover Financial Services to Ba1 from Baa3 and Discover Bank to Baa3 from Baa2. Moody’s Investors Service changed its outlook for Discover Financial Services to negative from stable.

(2)	Currently on review for possible downgrade.
(3)	Currently on credit watch with negative implications.
(4)	Currently on ratings watch positive after our announcement of planned actions related to the trusts. See “—Funding Sources—Securitization Financing” below for more detail.

We maintain a process designed to evaluate our liquidity position and our vulnerabilities to disruptions in our funding markets. This process results in contingency funding plans that model a range of potential cash outflows during a liquidity stress event, including, but not limited to: (i) repayment of all debt maturing within an assumed stress period; (ii) expected funding requirements from receivable maintenance, growth and/or volatility; and (iii) customer cash withdrawals from interest-bearing deposits. These stress scenarios are designed to evaluate both short-term liquidity stress as well as a prolonged liquidity stress event. In a liquidity stress event, we would seek to increase deposits, liquidate investments and use contingent funding sources to meet our liquidity needs. At May 31, 2009, our contingent funding sources included approximately $9.0 billion in our liquidity reserve (primarily invested in amounts on deposit with the Federal Reserve and triple-A rated government mutual funds), $750 million of unutilized commitments from third-party commercial paper asset-backed conduits from securitization funding and $2.4 billion of unsecured committed credit. In addition to the contingent sources, we also had $5.8 billion of available capacity through the Federal Reserve discount window, which includes access to $2.6 billion through the Federal Reserve Term Auction Facility. During the second quarter of 2009, we pledged additional assets to the Federal Reserve discount window, which increased our available capacity at May 31, 2009.

We continue to focus on maintaining a strong balance sheet with appropriate levels of capital and liquidity to fund operations. For the second quarter of 2009, we funded our business operations by utilizing multiple funding sources described in further detail below, relying primarily on deposits. We also issued and sold preferred stock and a ten-year warrant to the U.S. Treasury for $1.2 billion in the second quarter of 2009 (see “—U.S. Treasury Capital Purchase Program” below). Over the next 12 months, we expect to be able to satisfy all maturing obligations and fund business activities through access to our multiple funding sources, relying primarily on deposit issuance. Even in the event that existing access to deposit channels becomes disrupted and/or access to the capital markets continues to be disrupted during the next 12 months, we believe that we would be able to satisfy all maturing obligations and fund business operations during that time by utilizing our contingent funding sources, including our liquidity reserve, remaining asset-backed commercial paper conduit capacity, committed credit facility capacity and Federal Reserve discount window capacity. In addition to these contingent funding sources, we potentially have access to approximately $6.5 billion of issuance of asset-backed securities through the TALF program, subject to investor demand, pricing considerations, funding alternatives and the highest rated securities issued out of the securitization trusts maintaining a AAA rating from at least two of the nationally recognized rating agencies as more fully described below in “—Funding Sources—Securitization Financing.”

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

The senior preferred stock qualifies as Tier 1 capital and pays a cumulative dividend at the rate of five percent per annum for the first five years and at the rate of nine percent per annum beginning May 15, 2014. The senior preferred stock is generally non-voting, other than class voting rights on certain matters that could amend the rights of or adversely affect the stock. The terms of the senior preferred stock provide that the stock may not be redeemed, as opposed to repurchased, prior to May 15, 2012 unless we have received aggregate gross proceeds from one or more qualified equity offerings (as described below) of at least $306 million. In such a case, we may redeem the senior preferred stock, in whole or in part, subject to the approval of the Federal Reserve, upon notice, up to a maximum amount equal to the aggregate net cash proceeds received by us from such qualified equity offerings. A “qualified equity offering” is a sale and issuance for cash by us, to persons other than us or our subsidiaries after March 13, 2009, of shares of perpetual preferred stock, common stock or a combination thereof, that in each case qualify as Tier 1 capital at the time of issuance under the applicable risk-based capital guidelines of the Federal Reserve. On or after May 15, 2012, the senior preferred stock may be redeemed by us at any time, in whole or in part, subject to the approval of the Federal Reserve and notice requirements.

Notwithstanding the foregoing, pursuant to a letter agreement between us and the U.S. Treasury, we are permitted, after obtaining the approval of the Federal Reserve, to repay the senior preferred stock at any time, and when such senior preferred stock is repaid, the U.S. Treasury is required to liquidate the warrant, all in accordance with the American Recovery and Reinvestment Act of 2009, as it may be amended from time to time (“ARRA”), and any rules and regulations thereunder.

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

Participation in the CPP subjects us to increased oversight by the U.S. Treasury and banking regulators. The U.S. Treasury has the power to unilaterally amend the terms of the purchase agreement to the extent required to comply with changes in applicable federal law and to inspect our corporate books and records through our federal banking regulators. In addition, the U.S. Treasury has the right to appoint two directors to our board if we miss dividend payments for six dividend periods, whether or not consecutive, on the preferred stock. Participation in the CPP also subjects us to increased Congressional scrutiny.

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

We are also subject to certain restrictions on executive compensation for our senior executive officers and the next 20 most highly compensated employees under the Emergency Economic Stabilization Act of 2008, as amended (the “EESA”). Our “senior executive officers” for this purpose include our chief executive officer, chief financial officer and the three most highly compensated executive officers other than the chief executive officer and chief financial officer. We agreed that for such time as the U.S. Treasury continues to own any of our securities under the CPP, we will take all necessary action to ensure that our compensation and other benefit plans with respect to our senior executive officers and certain other employees comply with EESA restrictions relating to executive compensation, which include (i) limits on compensation and incentives to take unnecessary and excessive risks that would threaten the value of the company, (ii) a provision for recovery (i.e., clawback) of amounts of compensation that later prove to have been based on materially inaccurate financial statements or other performance metrics, and (iii) limitations on golden parachute payments. Furthermore, on June 10, 2009, the U.S. Treasury issued interim final rules implementing the compensation and corporate governance requirements under ARRA, which amended the requirements of EESA. For additional information, see “—Legislative and Regulatory Developments—Treasury Rules Governing Compensation for TARP Participants.” Additionally, we may not deduct for Federal income tax purposes executive compensation of our senior executive officers in excess of $500,000 per year, which includes any portion of their stock-based deferred compensation earned after our participation in TARP.

Equity Capital Management. Management views equity capital as an important source of financial strength. We determine the level of capital necessary to support our business based on our managed loan receivables, goodwill and other intangible assets, taking into account, among other things, regulatory requirements, rating agency guidelines and internally managed requirements to sustain growth.

Equity increased to $7.4 billion at May 31, 2009 from $5.9 billion at November 30, 2008. Our capital level has been positively impacted by the closing of our transaction under the CPP in March 2009 described above. The level of capital throughout 2009 is expected to be positively impacted by the Visa and Master Card antitrust litigation settlement more fully described below.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”), the Federal Reserve and other bank regulatory agencies, we must maintain minimum levels of capital that are dependent upon the risk of the financial institution’s assets. These requirements are more fully described in Note 13: Capital Adequacy to the consolidated financial statements. At May 31, 2009, Discover Financial Services and Discover Bank exceeded the regulatory minimums to which they were subject.

Dividends. Our Board of Directors declared a common stock cash dividend of $.02 per share on June 18, 2009, payable on July 22, 2009 to holders of record on July 1, 2009. The quarterly common stock dividend was reduced from $.06 per share to $.02 per share in the first quarter of 2009 in order to enhance our capital position. If the quarterly dividend is maintained at $.02 per share going forward, we would strengthen our capital base by approximately $20 million per quarter. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future. In addition, as a result of applicable banking regulations and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may be further limited. Under the terms of our CPP transaction, we are prohibited from increasing dividends on our common stock above historical levels for a period of three years unless (i) all of the senior preferred stock issued to the U.S. Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S. Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury. Furthermore, so long as any of the preferred stock is outstanding, dividend payments on our common stock will be prohibited unless all accrued and unpaid dividends are paid on such preferred stock.

Also in the second quarter of 2009, we accrued $13 million of dividends on our senior preferred stock issued under the U.S Treasury’s Capital Purchase Program, which represents a rate of 5% per year.

Special Dividend and Settlement of Visa and MasterCard Antitrust Litigation. On October 27, 2008, we settled our antitrust litigation with Visa and MasterCard for $2.75 billion. We received a lump sum amount of $862.5 million from MasterCard in the fourth quarter of 2008 and $472 million from Visa in the first and second quarters of 2009, which we recorded in other income in the U.S. Card segment. We expect to earn $472 million in each of the remaining two quarters of 2009. At the time of our spin-off, we entered into an agreement with Morgan Stanley to give us sole control over the prosecution and settlement of the antitrust lawsuit with Visa and MasterCard and to determine how proceeds from the litigation would be shared. As a result, we have incurred an obligation to accrue amounts pursuant to the special dividend agreement with respect to settlement proceeds from Visa and MasterCard only to the extent that we have already earned and received such proceeds pursuant to the terms of the settlement agreement with Visa and MasterCard as of the balance sheet date. During the second quarter of 2009, we accrued $40.3 million in connection with this agreement, which brought the total amount accrued in the consolidated statement of financial condition as of May 31, 2009, to $513.3 million. We have notified Morgan Stanley that Morgan Stanley breached the agreement and the amount due to Morgan Stanley, if any, is a matter of dispute. The dispute is a subject of litigation between the parties. See “Part II. Other Information—Item 1. Legal Proceedings.”

Stock Repurchase Program. On December 3, 2007, we announced that our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At May 31, 2009, we had not repurchased any stock under this program. Under the terms of our CPP transaction, we are prohibited from repurchasing our common stock for a period of three years, except in connection with the administration of an employee benefit plan in the ordinary course of business consistent with past practice, unless (i) all of the senior preferred stock issued to the U.S. Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S. Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury. Furthermore, so long as any of the preferred stock issued under the CPP is outstanding, we may not repurchase any of our shares of common stock unless all accrued and unpaid dividends are paid on such preferred stock.

Impact of FASB Statements No. 166 and 167. The trusts used in the securitizations currently are not consolidated on our financial statements for reporting purposes because the trusts are qualifying special purpose entities under FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended. In June 2009, the FASB issued Statements No. 166 and 167 which will be effective for us on December 1, 2009. These statements will require us to consolidate the securitization trusts on our balance sheet, which will have a significant impact on our consolidated financial statements and our regulatory capital. For further discussion, see “—Accounting Treatment for Off-Balance Sheet Securitizations” above. For a further discussion of regulatory capital, see “—Funding Sources—Securitization Financing” and “Part II. Item 1A. Risk Factors.”

Securities Available-for-Sale. At May 31, 2009, we held $1.4 billion in available-for-sale investment securities marked at fair value. This amount includes $977.4 million of certificated retained interests in DCENT. Our available-for-sale investment securities also include $393.6 million of investments made in third-party credit card asset-backed securities. As of May 31, 2009, the weighted average life of all of our available-for-sale investment securities was approximately one year.

Funding Sources

Deposits. We utilize deposits to diversify funding sources and to reduce our reliance on short-term credit sensitive funding sources, thus enhancing our liquidity position. Our response to the disruptions in the securitization market described below has been, and we anticipate will continue to be, increased utilization of deposits. We obtain our deposits through two channels: (1) contractual arrangements with securities brokerage firms, which place deposits with their customers and other brokerage firms; and, increasingly, (2) products offered directly to consumers through direct mail, internet origination and affinity relationships, including certificates of deposit and money market accounts. We currently utilize five of the largest securities brokerage firms to obtain deposit funding through distribution of our certificates of deposit to their customers. Four of these five brokerage firms have external selling group capability, which allows them to distribute deposits through other brokerage firms. We have elected to use the selling group capabilities of these brokerage firms to increase our deposit gathering capabilities.

Our certificates of deposit have maturities ranging from one month to fifteen years, and had a weighted average maturity of 27 months at May 31, 2009, which is up from 22 months at May 31, 2008 as a result of issuances of deposits with longer maturities. Total interest-bearing deposits at May 31, 2009 were $29.1 billion, the remaining maturities of which are summarized in the following table (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000(1)	$22,568,632	$1,758,974	$1,296,632	$3,309,885	$16,203,141
Certificates of deposit in amounts of $100,000(1) or greater	2,483,863	305,995	295,891	675,624	1,206,353
Savings deposits, including money market deposit accounts	4,033,399	4,033,399	—	—	—

Total interest-bearing deposits	$29,085,894	$6,098,368	$1,592,523	$3,985,509	$17,409,494

(1)	Represents the basic insurance amount covered by the FDIC. Effective May 20, 2009, the standard insurance amount of $250,000 per depositor is in effect through December 31, 2013.

Securitization Financing. Historically, we have used the securitization of credit card receivables as our largest single source of funding, including both the public securitization market and the privately placed asset-backed commercial paper conduit financing market. Due to recent market events and continued disruption in the capital markets, the securitization markets have not been available at volumes and pricing levels that would be attractive to us. Our last public securitization transaction closed on June 18, 2008.

On March 3, 2009, the Federal Reserve announced the launch of the Term Asset-Backed Securities Loan Facility, or TALF, in an effort to facilitate the issuance of asset-backed securities by offering financing on relatively favorable terms. Under the TALF, the Federal Reserve Bank of New York will lend up to $200 billion (potentially expanding to $1 trillion) on a non-recourse basis to holders of certain AAA-rated asset-backed securities, including newly issued credit-card backed securities in an amount for any issuer up to the total amount of 2009 maturities. Depending on investor demand, pricing considerations and funding alternatives, and our ability to obtain triple-A ratings from at least two of the nationally recognized rating agencies on our senior-most class of securities issued by the securitization trusts, we have the potential to issue approximately $6.5 billion of TALF-eligible securities. Discover Bank, DCMT and DCENT filed a prospectus supplement and prospectus with the SEC on June 29, 2009, relating to an offering of DCENT Class A(2009-1) Notes that are expected to be eligible for funding under the TALF program. Pursuant to a pricing term sheet filed by Discover Bank, DCMT and DCENT on July 1, 2009, the DCENT Class A(2009-1) Notes are expected to be issued in the amount of $1.5 billion with a three-year term. The DCENT Class A(2009-1) Notes are expected to be issued on July 14, 2009, subject to satisfaction of all closing conditions, including those arising under the TALF program. Our ability to access the securitization markets may be limited in the future if we are not able to complete the trust support actions described below. See “Part II. Item 1A. Risk Factors.”

We use non-consolidated securitization trusts to securitize our credit card loan receivables. Securitized loans against which beneficial interests have been issued are accounted for as sold and, accordingly, are removed from the consolidated statements of financial condition. We have historically securitized between approximately 50% and 60% of our managed credit card loan receivables; however, due to the disruptions in the securitization market, only 48% of managed loans are securitized at May 31, 2009. Outstanding public and private asset-backed commercial paper conduit financing for the three months ended May 31, 2009 were $19.9 billion and $3.4 billion, respectively. At May 31, 2009, we had $750 million in unused asset-backed commercial paper conduit capacity.

The following table summarizes expected maturities of the investors’ interests in securitizations at May 31, 2009 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of the investors’ interests in securitizations	$23,320,270	$11,569,213	$6,582,634	$3,968,423	$1,200,000

We access the public asset securitization market through the Discover Card Master Trust I and, since July 26, 2007, DCENT, using receivables generated by our U.S. Card business. Through the Discover Card Master Trust I, we have used a structure utilizing Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates and a cash collateral account. DCENT includes up to four classes of securities sold to investors, the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated classes of notes. In the second quarter of 2009, substantially all of the securities issued by the securitization trusts were placed on ratings watch with negative outlooks by rating agencies. In order to maintain our current ratings of these securities we announced the following planned actions on June 17, 2009:

•

Issuance of a Class D note from DCENT that would provide credit enhancement to all outstanding notes of the DiscoverSeries and that would be available to support new issuances of DiscoverSeries notes. The initial stated principal amount of the Class D notes will be approximately $600 million, which is approximately 6.5% of the outstanding notes of DCENT including the Class D notes. A wholly owned subsidiary of Discover Bank will acquire the DCENT Class D retained issuance.

•

Issuance of Series 2009-CE from DCMT to provide credit enhancement to investor certificates. This subordinate series will support all outstanding series of DCMT other than Series 2007-CC (which supports the DCENT notes, for which the DiscoverSeries Class D notes are being issued). The initial stated principal amount of this subordinate series will be approximately $1 billion, which is equivalent to 6.5% of the series investor interests, including the subordinate series. DCMT Series 1996-4, which had lower initial levels of credit enhancement, will receive additional credit enhancement through the subordinate series in an amount that will bring its enhancement levels in line with other comparable series of DCMT certificates. It is anticipated that DCMT 2009-CE will be issued on or about July 24, 2009 and the investor certificates will be acquired by a wholly owned subsidiary of Discover Bank.

In addition to these actions undertaken to maintain credit ratings, we are planning to take these additional steps related to DCMT:

•

Issuance of Series 2009-SD for DCMT to enhance excess spread for all outstanding series of investor certificates and tranches of DiscoverSeries notes. Series 2009-SD will make all of its principal collections available for reallocation on an as-needed basis to all outstanding series (including the DiscoverSeries) to cover shortfalls in interest and servicing fees and to reimburse charge-offs for those other series. The availability of these principal collections will increase excess spread levels for the master trust and for the DiscoverSeries notes. Series 2009-SD will have an initial receivables interest equal to approximately 2.0% of the total receivables interest of investors in DCMT and will be scheduled to mature in December 2011. However, it may mature earlier with rating agency consent or it may be extended in accordance with its terms. It is anticipated that Series 2009-SD will be issued in September 2009 and the investor certificates will be acquired by a wholly owned subsidiary of Discover Bank.

•

DCMT will begin to allocate to Series 1996-4, Series 2003-3 and Series 2003-4, Subseries 2 their proportionate share of the interchange allocated to DCMT. These series, which were issued before Discover Bank began transferring interchange to DCMT, currently do not receive any allocation of interchange. The remaining 14 series of DCMT investor certificates already receive allocations of interchange. This change will eliminate the difference between group excess spread levels and interchange sub-group excess spread levels and cause these three older series to have allocations consistent with those for all DCMT securities issued during or after 2004. It is anticipated that requisite amendments will be executed on or about July 31, 2009.

These trust actions will result in approximately $1.6 billion of our seller’s interest, included in loans receivable on the consolidated statements of financial condition, being recharacterized as investment securities, and accordingly, a reduction to the allowance for loan losses of approximately $115 million. Additionally, these trust actions will result in the Company and Discover Bank being required to include the assets of the trusts, exclusive of any retained interests held on-balance sheet, in our regulatory capital calculations. Although this inclusion for regulatory capital purposes will reduce the capital ratios of the Company and Discover Bank, we expect that capital ratios of the Company and Discover Bank will continue to remain above the well-capitalized levels. See “Part II. Item 1A. Risk Factors.” The following table shows our capital amounts and ratios as of May 31, 2009 and on a pro forma basis as of May 31, 2009. The pro forma amounts reflect the impact of (i) the additions to risk-weighted assets as a result of the anticipated trust actions and (ii) the impact of capital contributions to be made to Discover Bank by the Company in advance of the securitization actions.

	As of May 31, 2009
	Actual	Pro Forma
	(dollars in thousands)
Discover Financial Services
Total Capital	$7,648,471	$7,717,552
Tier 1 Capital	$7,013,283	$7,013,283

Total Risk-Based Capital Ratio	19.9%	14.0%
Tier 1 Risk-Based Capital Ratio	18.2%	12.7%
Tier 1 Leverage Ratio	16.8%	10.9%

Discover Bank
Total Capital	$5,469,108	$6,283,709
Tier 1 Capital	$5,010,056	$5,606,056

Total Risk Based Capital Ratio	17.1%	11.9%
Tier 1 Risk Based Capital Ratio	15.7%	10.6%
Tier 1 Leverage Ratio	13.4%	9.3%

As of May 31, 2009, we had triple-A rated note issuance capacity of $4.3 billion in DCENT, subject to market availability. In order to maintain this level of triple-A rated note issuance capacity, we have purchased approximately $1.1 billion principal amount of subordinated notes issued by DCENT, which are classified as available-for-sale investment securities for accounting purposes. In the future, we may purchase additional subordinated notes to maintain our triple-A rated note issuance capacity. Additionally, we expect the Class D notes, Series 2009-CE and Series 2009-SD, described above, to be acquired by a wholly-owned subsidiary of Discover Bank.

As of May 31, 2009, the balance of cash collateral account loans on which we provided funding was $987.1 million and is recorded in amounts due from asset securitization in the consolidated statement of financial condition at its fair value of $959.1 million. A majority of this funding was obtained through a loan facility entered into between a consolidated special purpose subsidiary, DRFC Funding LLC, and third-party lenders. At May 31, 2009, $624.7 million of the DRFC Funding LLC loan facility remains outstanding and is recorded in long-term borrowings in the consolidated statement of financial condition. Repayment of this loan facility is secured by $937.1 million of cash collateral account loans at May 31, 2009.

The following table summarizes estimated maturities of the cash collateral accounts at May 31, 2009 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of cash collateral accounts	$987,106	$476,316	$363,158	$147,632	—

The securitization structures include certain features designed to protect investors that could result in earlier than expected repayment of the underlying securities, accelerating the need for alternative funding. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread falls below 0% for a contractually specified period, generally a three-month rolling average, the receivables that otherwise would have been subsequently purchased by the trust from us would instead continue to be recognized on our consolidated statement of financial condition since the cash flows generated in the trust would instead be used to repay investors in the asset-backed securities. As of May 31, 2009, no economic early amortization events have occurred. The table below provides information concerning investor interest and related excess spreads at May 31, 2009 (dollars in thousands):

	Investors’ Interests	# of Series Outstanding	3-Month Rolling Average Excess Spread
Interchange series(1)	$11,915,795	14	6.00%
Non-interchange series	2,789,475	3	2.94%

Discover Card Master Trust I	14,705,270	17
Discover Card Execution Note Trust(1)	8,615,000	20	4.65%

Total investors’ interests	$23,320,270	37

(1)	Discover Card Master Trust I certificates issued on or after November 4, 2004 and all notes issued by DCENT include cash flows derived from discount and interchange revenue earned by Discover Card.

Short-Term Borrowings. Short-term borrowings consist of borrowings through the Federal Reserve’s Term Auction Facility, term and overnight Federal Funds purchased and other short-term borrowings with original maturities of less than one year. At May 31, 2009, we had borrowed $500 million through the Term Auction

Facility at an interest rate of 0.25%. The borrowings under the Term Auction Facility allowed us to obtain funding at a lower interest rate than alternatives existing at that time.

Long-Term Borrowings and Bank Notes. At May 31, 2009, we had $400 million principal amount of floating rate senior notes outstanding which mature in June 2010 and $400 million principal amount of fixed rate senior notes outstanding which mature in June 2017. In October 2008, the FDIC established the Temporary Liquidity Guarantee Program (the “TLGP”) pursuant to which the FDIC will guarantee the timely payment of interest and principal on certain newly-issued senior unsecured debt of eligible entities issued on or before October 31, 2009. Discover Bank has opted into the TLGP and is eligible to receive the benefit of the TLGP guarantee in connection with the issuance of senior unsecured debt of up to $312.5 million.

Available Credit Facilities

Secured Committed Credit Facilities. The maintenance of revolving committed credit agreements serves to further diversify our funding sources. In connection with our asset securitization program, we have access to committed undrawn funding capacity through privately placed asset-backed commercial paper conduits to support credit card loan receivables funding requirements. At May 31, 2009, we had used $3.4 billion of capacity under these conduits, including $750 million utilized during the second quarter of 2009 and had $750 million remaining capacity available to us. The original commitments of these facilities range from 364-day renewable agreements to multi-year extendable commitments.

Unsecured Committed Credit Facilities. As of May 31, 2009, our unsecured committed credit facility of $2.4 billion is effective through May 2012. This facility serves to diversify our funding sources and enhance our liquidity. This facility became effective at the time of the spin-off, is provided by a group of major global banks, and is available to both Discover Financial Services and Discover Bank (Discover Financial Services may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). We anticipate that the facility will support general liquidity needs and may be drawn to meet short-term funding needs from time to time. At May 31, 2009, we had no outstanding balances due under the facility.

Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window and has participated in the Federal Reserve’s Term Auction Facility. In December 2007, the Federal Reserve announced the establishment of a temporary Term Auction Facility. All depository institutions that are judged to be in generally sound financial condition by their local Reserve Bank and that are eligible to borrow under the primary credit discount window program are eligible to participate in Term Auction Facility auctions. Discover Bank had $5.8 billion of available capacity through the Federal discount window as of May 31, 2009, which includes remaining capacity under the Term Auction Facility of $2.6 billion. On April 27, 2009, the Federal Reserve decreased the amount it will lend against certain loans pledged as collateral. In the second quarter of 2009, we added personal loans as pledged assets that primarily offset the decrease in the discount window capacity. At May 31, 2009, we had borrowed $500 million under the Term Auction Facility.

Off-Balance Sheet Arrangements

See “—Liquidity and Capital Resources—Funding Sources—Securitization Financing” and “—Accounting Treatment for Off-Balance Sheet Securitizations.”

Guarantees

Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, or equity security of a guaranteed party, rate or index. Our guarantees relate to certain representations and warranties made with regard to securitized loans, transactions processed on the Discover Network, transactions processed by Diners Club licensees and indemnifications made in conjunction with the sale of the Goldfish business. Also included in guarantees are contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. See Note 14: Commitments, Contingencies and Guarantees to the consolidated financial statements for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at May 31, 2009, which include deposits, long-term borrowings, purchase obligations and operating and capital lease obligations, were $31.2 billion. For a description of our contractual obligations as on November 30, 2008, see our annual report on Form 10-K for the fiscal year ending November 30, 2008 under “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”

During the six months ended May 31, 2009, we increased our owned loans by $2.2 billion. As part of our risk management strategies, we reduced our unused commitments by $26 billion from November 30, 2008 to $181 billion, as a result of closing inactive accounts. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by these guarantees, if any, are included in our consolidated financial statements.

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

Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at May 31, 2009, we estimate that the pretax income of lending and related activities (reported on a managed basis) over the following 12-month period would be increased by approximately $22 million. We estimated the reduction of pretax income for the 12-month period following November 30, 2008 to be approximately $38 million. At May 31, 2009, we are slightly more asset sensitive due to changes in our asset composition and timing.

Item 4.	Controls and Procedures

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

We executed an agreement to settle the lawsuit with MasterCard and Visa on October 27, 2008. The agreement became effective on November 4, 2008 upon receipt of the approval of Visa’s Class B shareholders. Under the settlement, Visa and MasterCard agreed to pay us up to $2.75 billion in exchange for our agreement to dismiss the lawsuit and release all claims. MasterCard agreed to pay us a lump sum in the amount of $862.5 million, which we received in the fourth quarter of 2008. Visa agreed to pay us up to an aggregate amount of approximately $1.9 billion, in four installments of up to $472 million each on December 15, 2008, March 13, 2009, June 15, 2009 and September 28, 2009, plus interest. The payments from Visa are contingent on the Company achieving certain financial performance measures. For each of the first three fiscal quarters in 2009, Visa agreed to pay us an amount equal to 5% of each quarter’s total combined transaction sales volume for Company payment cards, including payment cards issued by the Company and payment cards issued by third parties on the Discover, PULSE and Diners Club networks, up to the maximum amount for each quarter stated above. For the fourth payment, which covers a three-week period in the fourth fiscal quarter of 2009, Visa agreed to pay us an amount equal to 21% of the period’s total combined transaction sales volume, up to the maximum quarterly payment amount stated above. The settlement agreement provides for adjustments to the maximum amounts and for other adjustments based on whether we achieve the financial performance measures. On December 15, 2008, March 13, 2009, and June 15, 2009, we received quarterly payments from Visa in the amounts of $472 million each.

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

You should carefully consider each of the risks described below, which supplement the risks disclosed in our annual report on Form 10-K for the year ended November 30, 2008 and our quarterly report on Form 10-Q for the quarter ended February 28, 2009, as well as the factors described at the beginning of “Part I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should also consider all of the other risks disclosed in our annual report on Form 10-K in evaluating us. Our business, financial condition, cash flows and/or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks.

The Credit Card Accountability Responsibility and Disclosure Act of 2009 will significantly impact our business practices and could have a material adverse effect on our results of operations.

The Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, requires us to make fundamental changes to many of our current business practices, including marketing, underwriting, pricing and billing. For example, we currently have the ability to increase interest rates on existing balances to respond to market conditions and credit risk. The CARD Act will restrict our ability to manage individual risk in this manner. The provisions related to complying with restrictions on over-limit fees and payment allocation will also significantly change our business. There are a number of provisions in the CARD Act that will require significant interpretation by the Federal Reserve and, therefore, are difficult to assess at this time. Most of the requirements of the CARD Act will become effective in February 2010, but several provisions will be effective on August 20, 2009.

The CARD Act’s restrictions on finance charges and fees could result in significantly reduced interest income and loan fee income for us. We rely heavily on interest income. Our interest income for credit card loans was $781.2 million for the second quarter of 2009, which was 68% of revenues (defined as net interest income plus other income), excluding the settlement payment received from Visa. Our loan fee income was $52.3 million for the second quarter of 2009, which was 5% of revenues excluding the Visa payment.

While we anticipate making changes to our pricing, credit and marketing practices that are designed to lessen the impact of the changes required by the CARD Act, there is no assurance that we will be successful. The long-term impact of the CARD Act on our business practices and revenues will depend upon the successful implementation of our strategies, consumer behavior and the actions of our competitors, which are difficult to predict at this time. Consumers may choose to use credit cards less frequently or for smaller dollar amounts. We may have to reconsider certain strategies in order to remain competitive. If we are not able to lessen the impact of the changes required by the CARD Act, the changes will have a material adverse effect on our results of operations.

If we are unable to complete certain actions to adjust the credit enhancement structure of the securities issued by the securitization trusts, it would limit our future ability to access the securitization markets.

In an effort to address rating agency concerns and the recent decline in excess spread due to the performance of the underlying credit card receivables in the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) (together, the “trusts”), our subsidiary, Discover Bank, and the trusts, are planning certain actions affecting outstanding series of securities issued by the trusts in order to adjust the credit enhancement structure of all of the outstanding series of securities previously issued by the trusts, which as of May 31, 2009 were equal to approximately $23 billion. In addition, actions are being taken to standardize the allocation of interchange to all securities issued by the trusts. The actions, which are permitted by the transaction documents governing the trusts, consist of the issuance of a new subordinated class of notes from DCENT, the issuance of two new subordinated series of certificates from DCMT and the allocation of interchange to certain outstanding DCMT series that previously did not receive this allocation. If we are not able to obtain the necessary consent of the credit rating agencies to amend the relevant documentation governing the trusts in order to effectuate these actions, it may limit our future ability to access the securitization markets.

In addition to improving the levels of credit enhancement for existing securities issued by the trusts, the actions proposed to be taken are expected to increase excess spread. The increase to excess spread levels arising from these actions will depend on various factors such as income derived from and the principal payment rate of the securitized credit card receivables portfolio, as well as credit losses on that portfolio. If the trusts are not able to maintain excess spread at a sufficient level, then the DCENT Class C reserve account may need to be funded and early amortization of the securities issued by DCMT, or early redemption of the notes issued by DCENT, could occur, either of which could materially impact our liquidity and our results of operations.

If we are not able to complete these actions as planned, we may not be able to address rating agency concerns, which would limit our future ability to access the securitization markets. A prolonged inability to securitize our receivables may have a material adverse effect on our liquidity, cost of funds, reserves and capital requirements.

Changes to the accounting treatment of securitization transactions could materially adversely affect our financial condition, reserve requirements, capital requirements, liquidity, cost of funds and operations.

Currently under FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended (“Statement No. 140”), the transfers of our credit card loan receivables in securitization transactions qualify for sale accounting treatment. The trusts used in our securitization transactions currently are not consolidated on our financial statements for reporting purposes because the trusts are qualifying special purpose entities (“QSPEs”) under Statement No. 140. Because the transfers qualify as sales and the trusts are not subject to consolidation, the assets and liabilities of the trusts are not reported on our balance sheet under GAAP.

In June 2009, the FASB issued Statements No. 166 and 167, which are effective for us on December 1, 2009. Under Statements No. 166 and 167, the concept of a QSPE has been eliminated. Statement No. 167 prescribes an ongoing assessment of our involvement in the activities of the trusts. The assessment under Statement No. 167 will result in our consolidation of the trusts, which will have a significant impact on our consolidated financial statements. For example, if the trusts were consolidated using the carrying amounts of trust asset and liabilities as of May 31, 2009, this would result in an increase in total assets of approximately

$21.1 billion and an increase in total liabilities of approximately $22.3 billion on our balance sheet, with the difference of approximately $1.2 billion recorded as a charge to retained earnings, net of tax.

As described above, we are taking certain actions to adjust the credit enhancement structure of the securitization trusts. These actions will have the effect of causing the assets of the trusts to be included in our risk-weighted assets for regulatory capital purposes effective on the date of the first such action, which is expected to be July 2, 2009. As a result, the consolidation of the trusts under Statement No. 167 on December 1, 2009 will have a lesser impact on our regulatory capital calculations than would have otherwise been the case, because much of this effect will have been reflected previously as a result of the trust actions. If we are unable to complete any of the proposed trust actions, then the inclusion of the trust assets in our risk-weighted assets for regulatory capital purposes would not occur until December 1, 2009, the effective date of Statements No. 166 and 167 for us. In either case, the charge to retained earnings that we expect as a result of adopting Statement No. 167 will impact our regulatory capital calculations. Although these events will reduce our capital ratios for regulatory capital purposes, we expect our capital ratios to continue to remain above well-capitalized levels as currently defined. However, our regulators can adjust the requirements to be well-capitalized at any time. If we were to fall below the well-capitalized levels, we could become subject to restrictions, such as limiting our ability to issue brokered deposits, that could materially adversely affect our ability to conduct normal operations, our liquidity and our cost of funds.

Additionally, the applicability of an FDIC final rule requires that the transfer of the receivables in securitization transactions receive sale accounting treatment to achieve legal isolation of the receivables from Discover Bank, a core aspect of securitization. It is unclear whether, or to what extent, this rule will be modified by the FDIC to reflect the changed standards under Statement No. 166 and Statement No. 167 and to reflect the expectation that transferors to securitization vehicles will no longer be able to achieve sale accounting treatment on a consolidated basis. Unless these issues are resolved, changes to the accounting treatment for securitizations may result in an inability to achieve legal isolation of the transferred receivables and may prevent future issuances of notes from DCENT.

We cannot at this time confirm what impact Statements No. 166 and 167 will have on the market for asset-backed securities, what effect consolidation of the trusts would have on our ability to maintain the level of receivables in DCMT, or whether Statements No. 166 and 167 will cause Discover Bank to sponsor fewer issuances of notes through DCENT or to discontinue such issuances, or otherwise affect our liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the three months ended May 31, 2009:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1—31, 2009
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	55,257	$7.48	N/A	N/A
April 1—30, 2009
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	751	$6.59	N/A	N/A
May 1—31, 2009
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	775	$8.56	N/A	N/A

Total
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	56,783	$7.48	N/A	N/A

(1)	On December 3, 2007, we announced that our Board of Directors authorized the repurchase of up to $1 billion of our outstanding stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At May 31, 2009, we had not repurchased any stock under this program.
(2)	Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual shareholders’ meeting on April 21, 2009. At the annual meeting, we (i) elected each of the persons listed below to serve as a director of the Company for a term that will continue until the next annual meeting of shareholders or until his or her successor has been duly elected and qualified or the director’s earlier resignation, death or removal, (ii) approved the Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan, and (iii) ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2009.

Our independent inspector of election reported the vote of the shareholders as follows:

Proposal 1: Election of Directors.

Nominees	Votes FOR	Votes AGAINST	Votes ABSTAIN
Jeffrey S. Aronin	375,231,658	17,673,785	944,610
Mary K. Bush	372,950,974	19,794,204	1,104,875
Gregory C. Case	376,212,323	16,728,378	909,352
Robert M. Devlin	385,993,835	6,922,856	933,362
Cynthia A. Glassman	388,152,227	4,757,406	940,420
Richard H. Lenny	388,817,750	4,117,828	914,475
Thomas G. Maheras	375,012,223	17,884,868	952,962
Michael H. Moskow	386,599,043	6,329,032	921,978
David W. Nelms	385,138,654	7,937,740	773,659
E. Follin Smith	375,255,500	17,629,054	965,499
Lawrence A. Weinbach	386,653,382	6,246,999	949,672

Proposal 2: To approve the Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan.

Votes FOR	Votes AGAINST	Votes ABSTAIN
374,352,587	18,200,591	1,296,875

Proposal 3: To ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm.

Votes FOR	Votes AGAINST	Votes ABSTAIN
388,312,575	5,073,594	463,884

Item 5.	Other Information

None

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ ROY GUTHRIE
Roy Guthrie Executive Vice President and Chief Financial Officer

Date: July 1, 2009

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Discover Financial Services.

4.1	Form of Certificate for the Series A Preferred Stock (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

4.2	Warrant for Purchase of Shares of Common Stock (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.1	Letter Agreement, dated March 13, 2009, between Discover Financial Services and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.2	Side Letter, dated March 13, 2009, between Discover Financial Services and the United States Department of the Treasury (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.3	Form of Waiver, executed by each of Discover Financial Services’ senior executive officers and certain other employees (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.4	Form of Executive Compensation Agreement, dated March 13, 2009, executed by each of Discover Financial Services’ senior executive officers and certain other employees (filed as Exhibit 10.4 to Discover Financial Services’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 and incorporated herein by reference thereto).

10.5	Discover Financial Services Omnibus Incentive Plan (filed as an attachment to Discover Financial Services’ Proxy Statement on Schedule 14A filed on February 27, 2009 and incorporated herein by reference thereto).

10.6	Amendment No. 2, dated as of March 11, 2009, to the Credit Agreement, dated as of June 6, 2007, among Discover Financial Services, Discover Bank, the subsidiary borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.6 to Discover Financial Services’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 and incorporated herein by reference thereto).

31.1	Certification of Chief Executive Officer of Discover Financial Services pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of Discover Financial Services pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Discover Financial Services pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.