Form 10-Q
period 2009-08-31
Discover Financial Services
filed 2009-10-07
CIK 1393612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

As of September 30, 2009 there were 542,814,731 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES

Quarterly Report on Form 10-Q

For the quarterly period ended August 31, 2009

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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DISCOVER FINANCIAL SERVICES

Consolidated Statements of Financial Condition

	August 31, 2009	November 30, 2008
	(unaudited)
	(dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$485,994	$793,585
Federal Funds sold	—	1,050,000
Interest-earning deposits	10,342,248	8,327,558

Cash and cash equivalents	10,828,242	10,171,143
Restricted cash—special dividend escrow	502,292	—
Investment securities:
Available-for-sale (amortized cost of $1,541,777 and $1,211,245 at August 31, 2009 and November 30, 2008, respectively)	1,523,726	1,127,119
Held-to-maturity (fair value of $1,370,040 and $84,167 at August 31, 2009 and November 30, 2008, respectively)	1,742,808	100,825

Total investment securities	3,266,534	1,227,944
Loan receivables:
Credit card	22,721,603	23,814,307
Other	2,768,206	1,402,304

Total loan receivables	25,489,809	25,216,611
Allowance for loan losses	(1,832,360)	(1,374,585)

Net loan receivables	23,657,449	23,842,026
Accrued interest receivable	183,230	159,021
Amounts due from asset securitization	1,936,783	2,233,600
Premises and equipment, net	518,105	552,502
Goodwill	255,421	255,421
Intangible assets, net	197,556	203,319
Other assets	1,352,678	1,247,406

Total assets	$42,698,290	$39,892,382

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$29,469,059	$28,452,146
Non-interest bearing deposit accounts	98,079	78,375

Total deposits	29,567,138	28,530,521
Short-term borrowings	—	500,000
Long-term borrowings	1,795,134	1,735,383
Accrued interest payable	234,619	268,967
Special dividend—Morgan Stanley	653,500	473,000
Accrued expenses and other liabilities	2,061,697	2,468,688

Total liabilities	34,312,088	33,976,559
Commitments, contingencies and guarantees (Note 14)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 1,224,558 and 0 issued and outstanding at August 31, 2009 and November 30, 2008, respectively	1,154,739	—
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 544,554,807 and 480,517,188 shares issued at August 31, 2009 and November 30, 2008, respectively	5,446	4,805
Additional paid-in capital	3,563,986	2,938,657
Retained earnings	3,705,608	3,046,956
Accumulated other comprehensive loss	(24,972)	(66,338)
Treasury stock, at cost; 1,806,292 and 530,549 shares at August 31, 2009 and November 30, 2008, respectively	(18,605)	(8,257)

Total stockholders’ equity	8,386,202	5,915,823

Total liabilities and stockholders’ equity	$42,698,290	$39,892,382

See Notes to Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated Statements of Income

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
	(unaudited)
	(dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$761,477	$581,417	$2,276,152	$1,629,161
Other loans	43,397	22,630	119,271	48,033
Federal Funds sold	—	16,527	3,262	83,868
Investment securities	18,062	14,372	51,606	31,985
Deposits	6,283	31,551	41,342	88,227
Other interest income	3,998	15,195	15,361	75,283

Total interest income	833,217	681,692	2,506,994	1,956,557
Interest expense:
Deposits	289,518	286,861	894,767	889,101
Short-term borrowings	10	—	2,538	135
Long-term borrowings	14,873	18,782	39,821	69,096

Total interest expense	304,401	305,643	937,126	958,332

Net interest income	528,816	376,049	1,569,868	998,225
Provision for loan losses	380,999	364,838	1,962,673	881,439

Net interest income after provision for loan losses	147,817	11,211	(392,805)	116,786

Other income:
Securitization income	567,288	629,046	1,310,435	1,970,574
Loan fee income	75,528	56,514	195,843	198,611
Discount and interchange revenue	51,641	41,480	208,802	158,899
Fee products	78,875	61,124	228,899	179,583
Merchant fees	10,716	16,183	35,289	52,876
Transaction processing revenue	31,839	31,085	93,309	87,444
Loss on investment securities	(7,422)	(5,325)	(9,239)	(37,789)
Antitrust litigation settlement	472,167	—	1,419,783	—
Other income	35,328	45,014	103,915	85,359

Total other income	1,315,960	875,121	3,587,036	2,695,557
Other expense:
Employee compensation and benefits	208,528	222,426	636,167	658,086
Marketing and business development	77,814	137,928	292,169	411,519
Information processing and communications	67,679	76,675	217,017	234,400
Professional fees	83,746	82,775	228,419	237,839
Premises and equipment	18,437	20,274	54,732	59,718
Other expense	67,634	72,469	215,085	220,153

Total other expense	523,838	612,547	1,643,589	1,821,715

Income from continuing operations before income tax expense	939,939	273,785	1,550,642	990,628
Income tax expense	362,485	94,885	626,994	371,356

Income from continuing operations	577,454	178,900	923,648	619,272
Income (loss) from discontinued operations, net of tax	—	1,153	—	(123,857)

Net income	577,454	180,053	923,648	495,415
Preferred stock dividends and accretion of discount	(18,067)	—	(34,621)	—

Net income available to common stockholders	$559,387	$180,053	$889,027	$495,415

Basic earnings per share:
Income from continuing operations available to common stockholders	$1.09	$0.38	$1.81	$1.29
Loss from discontinued operations, net of tax	—	—	—	(0.26)

Net income available to common stockholders	$1.09	$0.38	$1.81	$1.03

Diluted earnings per share:
Income from continuing operations available to common stockholders	$1.07	$0.37	$1.79	$1.28
Loss from discontinued operations, net of tax	—	—	—	(0.25)

Net income available to common stockholders	$1.07	$0.37	$1.79	$1.03

Dividends paid per share of common stock	$0.02	$0.06	$0.10	$0.18

See Notes to Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(unaudited)
	(dollars and shares in thousands)
Balance at November 30, 2007	—	$—	477,762	$4,777	$2,846,127	$2,717,905	$32,032	$(1,419)	$5,599,422
Adoption of FASB Interpretation No. 48	—	—	—	—	—	(8,743)	—	—	(8,743)
Comprehensive income:
Net income	—	—	—	—	—	495,415	—	—	495,415
Foreign currency translation, net of tax	—	—	—	—	—	—	(48,358)	—
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	(22,657)	—

Other comprehensive loss	—	—	—	—	—	—	(71,015)	—	(71,015)

Total comprehensive income	—	—	—	—	—	—	—	—	424,400
Purchases of treasury stock	—	—	—	—	—	—	—	(5,748)	(5,748)
Common stock issued under employee benefit plans	—	—	1,150	12	16,310	—	—	—	16,322
Common stock issued and stock-based compensation expense	—	—	1,316	13	62,621	—	—	—	62,634
Dividends paid—common stock	—	—	—	—	—	(87,759)	—	—	(87,759)
Other	—	—	—	—	(135)	—	—	—	(135)

Balance at August 31, 2008	—	$—	480,228	$4,802	$2,924,923	$3,116,818	$(38,983)	$(7,167)	$6,000,393

Balance at November 30, 2008	—	$—	480,517	$4,805	$2,938,657	$3,046,956	$(66,338)	$(8,257)	$5,915,823
Adoption of the measurement date provision of FASB Statement No. 158, net of tax	—	—	—	—	—	(1,110)	—	—	(1,110)
Comprehensive income:
Net income	—	—	—	—	—	923,648	—	—	923,648
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	41,605	—
Adjustments related to pension and postretirement, net of tax	—	—	—	—	—	—	(239)	—

Other comprehensive income	—	—	—	—	—	—	41,366	—	41,366

Total comprehensive income	—	—	—	—	—	—	—	—	965,014
Purchases of treasury stock	—	—	—	—	—	—	—	(10,348)	(10,348)
Common stock issued under employee benefit plans	—	—	99	1	913	—	—	—	914
Common stock issued and stock-based compensation expense	—	—	3,885	40	33,803	120	—	—	33,963
Income tax deficiency on stock-based compensation plans	—	—	—	—	(18,494)	—	—	—	(18,494)
Issuance of common stock	—	—	60,054	600	533,240	—	—	—	533,840
Dividends paid—common stock	—	—	—	—	—	(48,885)	—	—	(48,885)
Issuance of preferred stock	1,225	1,148,691	—	—	75,867	—	—	—	1,224,558
Accretion of preferred stock discount	—	6,048	—	—	—	(6,048)	—	—	—
Dividends—preferred stock	—	—	—	—	—	(28,573)	—	—	(28,573)
Special dividend—Morgan Stanley	—	—	—	—	—	(180,500)	—	—	(180,500)

Balance at August 31, 2009	1,225	$1,154,739	544,555	$5,446	$3,563,986	$3,705,608	$(24,972)	$(18,605)	$8,386,202

See Notes to Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Consolidated Statements of Cash Flows

	For the Nine Months Ended August 31,
	2009	2008
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net income	$923,648	$495,415
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of Goldfish business	—	153,073
Loss on investment securities	9,239	37,789
Gain on equipment	377	—
Stock-based compensation expense	34,877	78,956
Income tax deficiency on stock-based compensation expense	(18,494)	—
Deferred income taxes	(124,460)	(86,833)
Depreciation and amortization on premises and equipment	73,391	81,000
Other depreciation and amortization	(10,964)	92,120
Provision for loan losses	1,962,673	901,450
Amortization of deferred revenues	(4,598)	(44,530)
Changes in assets and liabilities:
(Increase) decrease in amounts due from asset securitization	296,817	391,033
(Increase) decrease in other assets	(90,970)	(129,387)
Increase (decrease) in accrued expenses and other liabilities	(455,387)	903,014

Net cash provided by operating activities	2,596,149	2,873,100
Cash flows from investing activities
Proceeds from the sale of Goldfish business	—	69,529
Payments for business and other acquisitions, net of cash acquired	—	(160,080)
Maturities of investment securities	209,576	34,726
Purchases of investment securities	(480,157)	(32,129)
Proceeds from securitization and sale of loans held for investment	2,246,100	5,562,195
Net principal disbursed on loans held for investment	(5,652,206)	(7,665,129)
(Increase) in restricted cash—special dividend escrow	(502,292)	—
Proceeds from sale of equipment	1,247	—
Purchases of premises and equipment	(41,653)	(78,414)

Net cash (used for) investing activities	(4,219,385)	(2,269,302)
Cash flows from financing activities
Proceeds from the issuance of preferred stock and warrant	1,224,558	—
Proceeds from the issuance of common stock	533,840	—
Proceeds from the issuance of long-term borrowings	400,000	—
Net (decrease) in short-term borrowings	(500,000)	(759,312)
Repayment of long-term borrowings and bank notes	(339,298)	(279,009)
Purchases of treasury stock	(10,348)	(5,748)
Net increase in deposits	1,046,320	2,248,246
Dividends paid on common and preferred stock	(74,737)	(87,759)

Net cash provided by financing activities	2,280,335	1,116,418
Effect of exchange rate changes on cash and cash equivalents	—	(24,592)

Net increase in cash and cash equivalents	657,099	1,695,624
Cash and cash equivalents, at beginning of period	10,171,143	8,787,095

Cash and cash equivalents, at end of period	$10,828,242	$10,482,719

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$929,542	$998,259

Income taxes, net of income tax refunds	$531,826	$233,062

Non-cash transactions:
Special dividend—Morgan Stanley	$(180,500)	$—

Acquisition of certificated beneficial interests in DCENT and DCMT, net of maturities	$1,647,783	$750,000

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(unaudited)

1.	Background and Basis of Presentation

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“Statement No. 168”). This Statement establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP, superseding all existing accounting standards. Statement No. 168 is effective for interim and annual financial statements issued for periods ending after September 15, 2009. The adoption of Statement No. 168 does not change GAAP and will not impact the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“Statement No. 166”) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”).

Statement No. 166 amends the accounting for transfers of financial assets and will impact the accounting for the Company’s credit card securitization activities. Under Statement No. 166, the Discover Card Master Trust I and Discover Card Execution Note Trust (the “trusts”) used in the Company’s securitization transactions will no longer be exempt from consolidation. Statement No. 167 prescribes an ongoing assessment of the Company’s involvements in the activities of the trusts and its rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated in the Company’s financial statements. The assessment under Statement No. 167 will result in the consolidation of the trusts by the Company. As a result, credit card receivables held by the securitization trusts and debt issued from those entities will be presented as assets and liabilities of the Company beginning on the effective date of the new standards. The two standards become effective for the Company on December 1, 2009. Initial adoption is expected to have a material impact on the Company’s reported financial condition. If the trusts were consolidated using the carrying amounts of trust assets and liabilities as of August 31, 2009, this would result in an increase in total assets of approximately $21.1 billion and an increase in total liabilities of approximately $22.4 billion on the Company’s balance sheet, with the difference of approximately $1.3 billion recorded as a charge to retained earnings, net of tax. In addition, certain interests in the trust assets currently reflected on the Company’s balance sheet will be reclassified, primarily to loan receivables, cash and cash equivalents and accrued interest receivable. After adoption, the Company’s results of operations will no longer reflect securitization income, but will instead report interest income, provisions for loan losses and certain other income associated with all managed loan receivables and interest expense inclusive of interest on debt issued from the trusts. Because the Company’s securitization transactions will be accounted for under the new accounting standards as secured borrowings rather than asset sales, the cash flows from these transactions will be presented as cash flows from financing activities rather than cash flows from investing activities. Prior to the issuance of Statements No. 166 and 167, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, to require additional information related to securitization activities to be disclosed in advance of the effective date of Statements No. 166 and 167. These disclosures are contained in Note 5: Credit Card Securitization Activities.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“Statement No. 165”). This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events remains essentially unchanged except for the requirement to disclose the date through which subsequent events were evaluated. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under Statement No. 165 as under current practice, where material, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The Company is initially applying Statement No. 165 in this report and its adoption did not have an impact on the Company’s financial condition, results of operations or cash flows. The Company’s disclosures concerning subsequent events are contained in Note 17: Subsequent Events.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This standard provides guidance for estimating fair value under FASB Statement No. 157, Fair Value Measurements when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance for identifying circumstances that indicate a transaction is not orderly. This guidance affirms that the objective of fair value measurement in a market for an asset that is not active is the price that would be received in an orderly (i.e., not distressed) transaction on the measurement date under current market conditions. If the market is determined to be not active, the entity must consider all available evidence in determining whether an observable transaction is orderly. If a quoted price is determined to be associated with a distressed transaction, the entity should place little, if any, weight on that transaction price in estimating fair value or market risk premiums. The Company adopted this FSP as of June 1, 2009. The application of this guidance did not impact the Company’s financial condition, results of operations or cash flows. The Company’s disclosures concerning the fair value of financial assets and financial liabilities are contained in Note 15: Fair Value Disclosures.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP changes existing guidance for determining whether an impairment of a debt security is other than temporary. Under this guidance, impairment of a debt security is separated into two components: impairment related to credit loss and impairment related to all other factors. When an entity does not intend to sell a security and it is more likely than not that the entity will not have to sell the security before recovery of its fair value up to its cost basis, it will recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. Alternatively, if the entity intends to sell the security or concludes that it is more likely than not that it will have to sell the security before recovery of its cost basis, the entire impairment must be recorded in earnings. This FSP requires separate display of credit and noncredit losses on the income statement for both equity and debt securities. In addition, this FSP requires quarterly disclosure for investment securities within the scope of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which were previously required only in annual financial statements. The Company adopted this FSP as of June 1, 2009. The adoption of this guidance did not impact the Company’s financial condition, results of operations or cash flows and did not result in the reclassification of any previously recognized impairment charges. The Company’s disclosures about investment securities are contained in Note 3: Investment Securities.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP requires quarterly disclosure of the methods and significant assumptions used to estimate the fair values of all financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, which were previously required only in annual financial statements. The FSP is effective for interim and annual periods ending after June 15, 2009 and, as a result, it is effective beginning with this report. This guidance addresses disclosures only; therefore its adoption had no impact on the Company’s financial condition, results of operations or cash flows. The Company’s disclosures concerning the fair value of financial assets and financial liabilities are contained in Note 15: Fair Value Disclosures.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures include how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk. The FSP is effective for fiscal years ending after December 15, 2009. The application of this guidance will only affect disclosures and therefore will not impact the Company’s financial condition, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether unvested equity-based awards are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for the Company beginning December 1, 2009 and cannot be adopted early. All prior period earnings per share data presented in financial statements that are issued after the effective date must be adjusted retrospectively to conform to the new guidance. The adoption of FSP EITF 03-6-1 will not impact the Company’s financial condition, results of operations or cash flows.

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

The following table provides summary financial information for discontinued operations related to the sale of the Company’s Goldfish business (dollars in thousands):

	For the Three Months Ended August 31, 2008	For the Nine Months Ended August 31, 2008
Revenues(1)	$2,008	$130,363

Income from discontinued operations	$3,483	$48,395
Loss on the sale of discontinued operations(2)	(1,598)	(222,428)

Pretax income (loss) from discontinued operations	1,885	(174,033)
Income tax expense (benefit)(2)	732	(50,176)

Income (loss) from discontinued operations, net of tax	$1,153	$(123,857)

(1)	Revenues are the sum of net interest income and other income.
(2)	Loss on the sale of discontinued operations for the nine months ended August 31, 2008 includes a $27.1 million realization of cumulative foreign currency translation adjustments which were previously recorded net of tax. As a result, there is no tax impact for the nine months ended August 31, 2008 related to the realization of cumulative foreign currency translation adjustments.

3.	Investment Securities

The Company’s investment securities consist of the following (dollars in thousands):

	August 31, 2009	November 30, 2008
U.S. Treasury and other U.S. government agency obligations	$14,205	$16,495
States and political subdivisions of states	68,537	70,290
Other securities:
Certificated retained interests in DCENT and DCMT	2,668,146	981,742
Credit card asset-backed securities of other issuers	452,011	85,762
Asset-backed commercial paper notes	51,337	59,586
Other debt and equity securities	12,298	14,069

Total other securities	3,183,792	1,141,159

Total investment securities	$3,266,534	$1,227,944

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At August 31, 2009
Available-for-Sale Investment Securities(1)
Certificated retained interests in DCENT	$1,065,000	$—	$(44,637)	$1,020,363
Credit card asset-backed securities of other issuers	425,425	26,590	(4)	452,011
Asset-backed commercial paper notes	51,337	—	—	51,337
Equity securities	15	—	—	15

Total available-for-sale investment securities	$1,541,777	$26,590	$(44,641)	$1,523,726

Held-to-Maturity Investment Securities(2)
U.S. Treasury and other U.S. government agency obligations:
Residential mortgage-backed securities	$13,705	$743	$—	$14,448
Other	500	—	—	500

Total U.S. Treasury and other U.S. government agency obligations	14,205	743	—	14,948
Certificated retained interests in DCENT and DCMT	1,647,783	—	(366,123)	1,281,660
States and political subdivisions of states	68,537	—	(7,388)	61,149
Other debt securities	12,283	—	—	12,283

Total held-to-maturity investment securities	$1,742,808	$743	$(373,511)	$1,370,040

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At November 30, 2008
Available-for-Sale Investment Securities(1)
Certificated retained interests in DCENT	$1,065,000	$—	$(83,258)	$981,742
Credit card asset-backed securities of other issuers	85,843	627	(708)	85,762
Asset-backed commercial paper notes	59,586	—	—	59,586
Equity securities	816	—	(787)	29

Total available-for-sale investment securities	$1,211,245	$627	$(84,753)	$1,127,119

Held-to-Maturity Investment Securities(2)
U.S. Treasury and other U.S. government agency obligations:
Residential mortgage-backed securities	$15,449	$379	$—	$15,828
Other	1,046	2	—	1,048

Total U.S. Treasury and other U.S. government agency obligations	16,495	381	—	16,876
States and political subdivisions of states	70,290	93	(17,132)	53,251
Other debt securities	14,040	—	—	14,040

Total held-to-maturity investment securities	$100,825	$474	$(17,132)	$84,167

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.

Certificated retained interests in Discover Card Execution Note Trust (“DCENT”) included in available-for-sale investment securities are certificated Class B and Class C notes issued by DCENT, which the Company holds as other retained beneficial interests. For more information on the fair value calculations of these investment securities, see Note 15: Fair Value Disclosures. During the three and nine months ended August 31, 2009, the Company recorded a $43.0 million and $38.6 million reduction of gross unrealized losses, respectively, and no gross unrealized gains through other comprehensive income on these investment securities. During the three and nine months ended August 31, 2008, the Company recorded $21.6 million and $36.3 million, respectively, of gross unrealized losses and no gross unrealized gains through other comprehensive income on these investment securities.

Certificated retained interests in DCENT and Discover Card Master Trust I (“DCMT”) included in held-to-maturity investment securities are certificated Class D notes issued by DCENT and Series 2009-CE certificates issued by DCMT, which the Company now holds as other retained beneficial interests. For more information on these investment securities, see Note 5: Credit Card Securitization Activities. The estimated fair value of these securities is based on the discounted present value of the proceeds to be received at maturity. The difference between the carrying value and the fair value of each security does not represent other-than-temporary impairment because the Company expects to receive the full par value of each security at its maturity date according to its contractual terms. Both of these securities are non-interest bearing and unrated, and the Company has the positive intent and ability to hold them to maturity. In contrast, the retained DCENT Class B and Class C notes are classified as available for sale.

Credit card asset-backed securities of other issuers are investments in third-party credit card asset-backed securities which the Company began purchasing in the fourth quarter of 2008. During the three months ended August 31, 2009, the Company recorded $0.5 million of gross unrealized gains and no gross unrealized losses through other comprehensive income on these investment securities. During the nine months ended August 31, 2009, the Company recorded $26.0 million of gross unrealized gains and a $0.7 million reduction of gross unrealized losses through other comprehensive income on these investment securities.

At August 31, 2009, the Company had $7.4 million of net unrealized losses on its held-to-maturity investment securities in states and political subdivisions of states, compared to $17.0 million of net unrealized losses at November 30, 2008. The Company believes the unrealized loss on these investments is the result of changes in interest rates subsequent to the Company’s acquisitions of these securities and that the reduction in value is temporary. Additionally, the Company expects to collect all amounts due according to the contractual terms of these securities.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of August 31, 2009 and November 30, 2008 (dollars in thousands):

	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At August 31, 2009
Available-for-Sale Investment Securities
Certificated retained interests in DCENT	$—	$—	$1,020,363	$(44,637)
Credit card asset-backed securities of other issuers	$104,389	$(4)	$—	$—
Held-to-Maturity Investment Securities
Certificated retained interests in DCENT and DCMT	$1,281,660	$(366,123)	$—	$—
State and political subdivisions of states	$9,384	$(216)	$50,638	$(7,172)
At November 30, 2008
Available-for-Sale Investment Securities
Certificated retained interests in DCENT	$705,549	$(44,451)	$276,193	$(38,807)
Credit card asset-backed securities of other issuers	$66,192	$(708)	$—	$—
Equity securities	$—	$—	$29	$(787)
Held-to-Maturity Investment Securities
State and political subdivisions of states	$8,715	$(1,285)	$33,293	$(15,847)

For the three and nine months ended August 31, 2009 and 2008, the loss on investment securities recorded in the consolidated statements of income is comprised solely of other-than-temporary impairments (“OTTI”) on investment securities. The Company determined that all of the OTTI recognized on investment securities was related to credit losses, and thus it was entirely recorded in the consolidated statements of income, with no portion recorded in other comprehensive income. The OTTI recorded in earnings is detailed further in the tables below (dollars in thousands):

	For the Three Months Ended August 31, 2009				For the Three Months Ended August 31, 2008
	Asset- backed Commercial Paper(1)	Equity Securities	Held-To- Maturity	Total OTTI	Asset- backed Commercial Paper(1)	Equity Securities	Held-To- Maturity	Total OTTI
Total realized and unrealized OTTI losses	$(7,422)	$—	$—	$(7,422)	$(5,317)	$—	$(8)	$(5,325)
Portion of unrealized losses recognized in other comprehensive income (before taxes)	—	—	—	—	—	—	—	—

Net impairment losses recognized in earnings	$(7,422)	$—	$—	$(7,422)	$(5,317)	$—	$(8)	$(5,325)

	For the Nine Months Ended August 31, 2009				For the Nine Months Ended August 31, 2008
	Asset- backed Commercial Paper(1)	Equity Securities	Held-To- Maturity	Total OTTI	Asset- backed Commercial Paper(1)	Equity Securities	Held-To- Maturity	Total OTTI
Total realized and unrealized OTTI losses	$(8,249)	$(801)	$(189)	$(9,239)	$(36,590)	$(1,184)	$(15)	$(37,789)
Portion of unrealized losses recognized in other comprehensive income (before taxes)	—	—	—	—	—	—	—	—

Net impairment losses recognized in earnings	$(8,249)	$(801)	$(189)	$(9,239)	$(36,590)	$(1,184)	$(15)	$(37,789)

(1)	For additional information on the Company’s fair value methods related to this investment, see Note 15: Fair Value Disclosures.

Maturities of available-for-sale debt securities and held-to-maturity debt securities at August 31, 2009 are provided in the tables below (dollars in thousands):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale—Amortized Cost(1)
Certificated retained interests in DCENT	$1,065,000	$—	$—	$—	$1,065,000
Credit card asset-backed securities of other issuers	203,426	221,999	—	—	425,425
Asset-backed commercial paper notes	51,337	—	—	—	51,337

Total available-for-sale investment securities	$1,319,763	$221,999	$—	$—	$1,541,762

Held-to-Maturity—Amortized Cost(2)
U.S. Treasury and other U.S. government agency obligations:
Residential mortgage-backed securities	$—	$—	$—	$13,705	$13,705
Other	500	—	—	—	500

Total U.S. Treasury and other U.S. government agency obligations	500	—	—	13,705	14,205
Certificated retained interests in DCENT and DCMT	712,012	855,524	80,247	—	1,647,783
State and political subdivisions of states	—	—	14,505	54,032	68,537
Other debt securities	4,965	114	2,687	4,517	12,283

Total held-to-maturity investment securities	$717,477	$855,638	$97,439	$72,254	$1,742,808

Available-for-Sale—Fair Values(1)
Certificated retained interests in DCENT	$1,020,363	$—	$—	$—	$1,020,363
Credit card asset-backed securities of other issuers	205,545	246,466	—	—	452,011
Asset-backed commercial paper notes	51,337	—	—	—	51,337

Total available-for-sale investment securities	$1,277,245	$246,466	$—	$—	$1,523,711

Held-to-Maturity—Fair Values(2)
U.S. Treasury and other U.S. government agency obligations:
Residential mortgage-backed securities	$—	$—	$—	$14,448	$14,448
Other	500	—	—	—	500

Total U.S. Treasury and other U.S. government agency obligations	500	—	—	14,448	14,948
Certificated retained interests in DCENT and DCMT	561,564	663,996	56,100	—	1,281,660
State and political subdivisions of states	—	—	14,255	46,894	61,149
Other debt securities	4,965	114	2,687	4,517	12,283

Total held-to-maturity investment securities	$567,029	$664,110	$73,042	$65,859	$1,370,040

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.

4.	Loan Receivables

Loan receivables consist of the following (dollars in thousands):

	August 31, 2009	November 30, 2008
Credit card loans:
Discover Card(1)	$22,290,549	$23,348,134
Discover Business Card	431,054	466,173

Total credit card loans	22,721,603	23,814,307
Other consumer loans:
Personal loans	1,279,162	1,028,093
Student loans	1,419,513	299,929
Other	69,531	74,282

Total other consumer loans	2,768,206	1,402,304

Total loan receivables	25,489,809	25,216,611
Allowance for loan losses	(1,832,360)	(1,374,585)

Net loan receivables	$23,657,449	$23,842,026

(1)	Amount includes $12.5 billion and $14.8 billion of the Company’s seller’s interest in credit card securitizations at August 31, 2009 and November 30, 2008, respectively. See Note 5: Credit Card Securitization Activities for further information.

The following table provides changes in the Company’s allowance for loan losses by loan type for the three and nine months ended August 31, 2009 and August 31, 2008 (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
Balance at beginning of period	$1,986,473	$846,775	$1,374,585	$759,925
Provision for loan losses:
Credit card loans	354,408	348,310	1,877,327	841,553
Other consumer loans	26,591	16,528	85,346	39,886

Total provision for loan losses	380,999	364,838	1,962,673	881,439
Charge-offs:
Credit card loans	(559,672)	(290,108)	(1,604,491)	(803,951)
Other consumer loans	(21,179)	(2,287)	(46,559)	(3,085)

Total charge-offs	(580,851)	(292,395)	(1,651,050)	(807,036)
Recoveries:
Credit card loans	45,486	40,420	145,503	125,032
Other consumer loans	253	131	649	409

Total recoveries	45,739	40,551	146,152	125,441

Net charge-offs	(535,112)	(251,844)	(1,504,898)	(681,595)

Balance at end of period	$1,832,360	$959,769	$1,832,360	$959,769

Information regarding net charge-offs of interest and fee revenues on credit card loans is as follows (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
Interest accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$114,828	$63,544	$363,769	$182,670
Loan fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$43,730	$27,441	$134,578	$78,426

Information regarding loan receivables that are over 90 days delinquent and accruing interest and loan receivables that are not accruing interest is as follows (dollars in thousands):

	August 31, 2009	November 30, 2008
Loans over 90 days delinquent and accruing interest	$524,875	$444,324
Loans not accruing interest	$218,543	$173,123

5.	Credit Card Securitization Activities

The Company has accessed the term asset securitization market through DCMT and, beginning July 26, 2007, DCENT, into which credit card loan receivables generated in the U.S. Card segment are transferred (or, in the case of DCENT, into which beneficial interests in DCMT are transferred) and from which beneficial interests are issued to investors. The Company continues to own and service the accounts that generate the transferred loan receivables. The DCMT debt structure consists of Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties. Credit enhancement is provided by the subordinated Class B certificates, a cash collateral account, and beginning July 2009, a more subordinated Series 2009-CE certificate that is retained by the Company. DCENT consists of four classes of securities (Class A, B, C and D), with the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes. These trusts are not subsidiaries of the Company and, as such, are excluded from the consolidated financial statements in accordance with GAAP. The Company’s securitization activities generally qualify as sales under GAAP and accordingly are not treated as secured financing transactions. As such, credit card loan receivables equal to the amount of the investors’ interests in transferred loan receivables are currently removed from the consolidated statements of financial condition. However, as described in Note 1: Background and Basis of Presentation, pursuant to Statements No. 166 and 167, the transferred loan receivables will be consolidated in the Company’s financial statements effective December 1, 2009.

In the first half of 2009, substantially all of the securities issued by the trusts were placed on negative ratings watch by the rating agencies. To address these ratings watches, in July 2009 two new subordinated classes of securities, Series 2009-CE certificates and Class D notes, were issued by DCMT and DCENT, respectively. The issuance of Series 2009-CE certificates from DCMT provides credit enhancement to all outstanding series of DCMT other than Series 2007-CC which supports the DCENT notes. The issuance of Class D notes from DCENT provides enhancement to the more senior outstanding Class A, B and C notes of DCENT. The initial issuances of Series 2009-CE certificates and Class D notes were $1.0 billion and $0.7 billion for DCMT and DCENT, respectively, and outstanding amounts are expected to fluctuate as the related outstanding series of DCMT mature and with the maturity and new issuances of more senior DCENT notes. Similar to all prior issuances by the trusts, these new securities are certificated. However, they are not rated, were acquired by a wholly-owned subsidiary of Discover Bank and are recorded at amortized cost as held-to-maturity investment securities on the consolidated statements of financial condition. The Company was not contractually required to provide this incremental level of credit enhancement but was permitted to do so in the transaction documents governing DCMT and DCENT.

In addition, the trusts began allocating merchant discount and interchange revenue to certain series issued by DCMT that prior to July 2009 did not receive an allocation of this revenue, resulting in all outstanding series of DCMT and DCENT receiving an allocation of merchant discount and interchange revenue beginning July 31, 2009. For further information concerning the actions taken by the Company in July 2009, see the Form 8-K filed by the Company on June 17, 2009.

The Company’s retained interests in credit card asset securitizations include an undivided seller’s interest, certain subordinated tranches of notes and certificates, accrued interest receivable on securitized credit card loan receivables, cash collateral accounts, servicing rights, the interest-only strip receivable and other retained interests. The Company’s undivided seller’s interest, which generally ranks pari passu with investors’ interests in the securitization trusts, is not represented by a security certificate and accordingly, is reported in loan receivables. The remaining retained interests in credit card asset securitizations are subordinate to certain investors’ interests and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors of the trusts. Retained interests classified as available-for-sale investment securities are carried at amounts that approximate fair value, with changes in the fair value estimates recorded in other comprehensive income, net of tax. Retained interests classified as held-to-maturity investment securities are carried at amortized cost. All other retained interests in credit card asset securitizations are recorded in amounts due from asset securitization at amounts that approximate fair value. Changes in the fair value estimates of these other subordinated retained interests are recorded in securitization income. For more information on the fair value calculations of these retained interests, see Note 15: Fair Value Disclosures.

In addition to changes in certain fair value estimates, securitization income also includes annual servicing fees received by the Company and excess servicing income earned on the transferred loan receivables from which beneficial interests have been issued. Annual servicing fees are based on a percentage of the monthly investor principal balance outstanding and approximate adequate compensation to the Company for performing the servicing. Accordingly, the Company does not recognize servicing assets or servicing liabilities for these servicing rights. Failure to service the transferred loan receivables in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees.

The following table summarizes the carrying value of the Company’s retained interests in credit card securitizations (dollars in thousands):

	August 31, 2009	November 30, 2008
Available-for-sale investment securities	$1,020,363	$981,742
Held-to-maturity investment securities	1,647,783	—
Loan receivables (seller’s interest)(1)	12,509,052	14,831,938
Amounts due from asset securitization:
Cash collateral accounts(2)	913,052	1,121,447
Accrued interest receivable	508,276	473,694
Interest-only strip receivable	162,252	300,120
Other subordinated retained interests	340,959	315,823
Other	12,244	22,516

Amounts due from asset securitization	1,936,783	2,233,600

Total retained interests	$17,113,981	$18,047,280

(1)	Loan receivables net of allowance for loan losses were $11.6 billion and $14.0 billion at August 31, 2009 and November 30, 2008, respectively.
(2)	$0.9 billion and $1.0 billion at August 31, 2009 and November 30, 2008, respectively, are pledged as security against a long-term borrowing. See Note 8: Long-Term Borrowings.

The Company’s retained interests are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause the Company to sustain a loss of one or more of its retained interests and could prompt the need for the Company to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. The Company refers to this as the “economic early amortization” feature. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges billed, certain fee assessments, allocations of merchant discount and interchange, and recoveries on charged off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive a contractual rate of return and the Company is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are paid to the Company and recorded as excess spread, included in securitization income on the Company’s consolidated statements of income. An excess spread of less than 0% for a contractually specified period, generally a three month average, would trigger an economic early amortization event. Once the excess spread falls below 0%, the receivables that would have been subsequently purchased by the trust from the Company will instead continue to be recognized on the Company’s statement of financial condition since the cash flows generated in the trust would be used to repay principal to investors. Such an event could result in the Company incurring losses related to its subordinated retained interests, including amounts reported in investment securities, which includes the newly issued subordinated classes of securities, and amounts due from asset securitization. The investors and the securitization trusts have no recourse to the Company’s other assets for a shortage in cash flows.

Another feature, which is applicable only to the notes issued from DCENT, is one in which excess cash flows generated by the transferred loan receivables are held at the trust for the benefit of the investors, rather than paid to the Company. This reserve account funding requirement is triggered when DCENT’s three month average excess spread rate decreases to below 4.50% with increasing funding requirements as excess spread levels decline below preset levels to 0%. Funding of the reserve account occurs on the trust distribution date in the month following the performance trigger. Similar to economic early amortization, this feature also is designed to protect the investors’ interests from loss. As a result of the decline in DCENT’s three month average excess spread to 4.01% in July 2009, the reserve account was funded on the trust distribution date in August for $56.8 million with the excess cash that would have been paid to the Company. This amount remained in the reserve account as of August 31, 2009, and is included in amounts due from asset securitization on the consolidated financial statements. As DCENT’s three month average excess spread subsequently increased to over the 4.50% threshold, this amount was released to the Company on the trust distribution date in September. This was the first time the reserve account funding requirement was triggered.

In addition to performance measures associated with the transferred credit card loan receivables, there are other events or conditions which could trigger an early amortization event. As of August 31, 2009, no economic or other early amortization events have occurred.

The table below provides information concerning investors’ interests and related excess spreads at August 31, 2009 (dollars in thousands):

	Investors’ Interests	# of Series Outstanding	3-Month Rolling Average Excess Spread
DCMT series(1)	$15,070,431	17
DCENT (DiscoverSeries notes)	10,016,043	22	5.27%

Total investors’ interests(1)	$25,086,474	39	5.37%

(1)	Effective July 31, 2009, all DCMT certificates and all notes issued by DCENT include cash flows derived from merchant discount and interchange revenue earned by Discover Card. The three-month rolling average excess spread for the Interchange Subgroup as reported on DCMT’s Form 10-D for August 31, 2009 was 6.44%. The Group One three-month rolling average excess spread reported on DCMT’s Form 10-D for August 31, 2009 was lower at 5.37% as it reflected only two months of discount and interchange revenue allocations (as compared to three months). Beginning September 30, 2009, the three-month rolling average excess spreads for the Interchange Subgroup and Group One are the same.

During the three and nine months ended August 31, 2009, the Company recorded net revaluation gains of $68.9 million and net revaluation losses of $122.3 million, respectively, which included initial gains on new securitization transactions of $7.9 million and $8.8 million, respectively, net of issuance discounts, as applicable. For the three and nine months ended August 31, 2008, the Company recorded net revaluation losses of $33.5 million and $3.0 million, respectively, which included initial gains on new securitization transactions of $9.8 million and $71.9 million, respectively, net of issuance discounts, as applicable.

The following table summarizes certain cash flow information related to the securitized pool of loan receivables (dollars in millions):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
Proceeds from third-party investors in new credit card securitizations	$1,496	$1,167	$2,246	$5,562
Proceeds from collections reinvested in previous credit card securitizations	$11,964	$15,523	$33,569	$43,959
Contractual servicing fees received	$121	$139	$358	$414
Cash flows received from retained interests	$352	$639	$1,349	$2,095
Purchases of previously transferred credit card loan receivables (securitization maturities)	$1,382	$35	$4,371	$5,002

Key estimates used in measuring the fair value of the interest-only strip receivable at the date of securitization that resulted from credit card securitizations completed during the nine months ended August 31, 2009 and 2008 were as follows:

	For the Nine Months Ended August 31,
	2009	2008
Weighted average life (in months)	1.8 – 4.8	3.0 – 5.1
Payment rate (rate per month)	17.18% - 17.66%	18.85% – 19.80%
Principal charge-offs (rate per annum)	9.66% - 9.81%	5.10% – 5.65%
Discount rate (rate per annum)	16.00%	12.00%

Key estimates and sensitivities of reported fair values of certain retained interests to immediate 10% and 20% adverse changes in those estimates were as follows (dollars in millions):

	August 31, 2009	November 30, 2008
Interest-only receivable strip (carrying amount/fair value)	$162	$300
Weighted average life (in months)	4.2	4.6
Weighted average payment rate (rate per month)	18.14%	18.52%
Impact on fair value of 10% adverse change	$(5)	$(21)
Impact on fair value of 20% adverse change	$(10)	$(39)
Weighted average principal charge-off rate (rate per annum)	9.79%	6.83%
Impact on fair value of 10% adverse change	$(55)	$(55)
Impact on fair value of 20% adverse change	$(100)	$(110)
Weighted average discount rate (rate per annum)	17.00%	12.50%
Impact on fair value of 10% adverse change	$(1)	$(1)
Impact on fair value of 20% adverse change	$(2)	$(3)
Cash collateral accounts (carrying amount/fair value)	$913	$1,121
Weighted average discount rate (rate per annum)	2.28%	2.59%
Impact on fair value of 10% adverse change	$(4)	$(7)
Impact on fair value of 20% adverse change	$(8)	$(13)
Certificated retained beneficial interests reported as available-for-sale investment securities (carrying amount/fair value)	$1,020	$982
Weighted average discount rate (rate per annum)	10.11%	10.29%
Impact on fair value of 10% adverse change	$(7)	$(13)
Impact on fair value of 20% adverse change	$(14)	$(25)

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

The tables below present quantitative information about delinquencies, net principal charge-offs and components of managed credit card loans, including securitized loans (dollars in millions):

	August 31, 2009	November 30, 2008
Loans Outstanding:
Managed credit card loans	$48,136	$49,693
Less: Securitized credit card loans	25,414	25,879

Owned credit card loans	$22,722	$23,814

Loans Over 30 Days Delinquent:
Managed credit card loans	$2,557	$2,317
Less: Securitized credit card loans	1,361	1,234

Owned credit card loans	$1,196	$1,083

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
Average Loans:
Managed credit card loans	$48,642	$48,168	$49,328	$47,835
Less: Securitized credit card loans	24,591	27,965	23,868	27,630

Owned credit card loans	$24,051	$20,203	$25,460	$20,205

Net Principal Charge-offs:
Managed credit card loans	$1,058	$639	$2,866	$1,760
Less: Securitized credit card loans	544	389	1,407	1,081

Owned credit card loans	$514	$250	$1,459	$679

6.	Deposits

The Company’s deposits are obtained through two channels: (i) products offered directly to consumers through direct mail, internet origination and affinity relationships, including certificates of deposit, money market accounts and online savings accounts; and (ii) brokered certificates of deposit which are issued and distributed through several securities brokerage firms, one of which is Morgan Stanley. These firms distribute certificates of deposit both to their own clients and other firms and brokers known as a “selling group.” As of August 31, 2009, the Company had issued approximately $10 billion of deposit products through direct-to-consumer channels and affinity relationships and approximately $19 billion through brokered channels. As of August 31, 2009 and November 30, 2008, $8.7 billion and $11.7 billion, respectively, of the Company’s certificates of deposit had been distributed through Morgan Stanley and its selling group.

A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	August 31, 2009	November 30, 2008
Certificates of deposit in amounts less than $100,000(1)	$22,096,073	$22,083,962
Certificates of deposit in amounts of $100,000(1) or greater	3,135,241	1,808,320
Savings deposits, including money market deposit accounts	4,237,745	4,559,864

Total interest-bearing deposits	$29,469,059	$28,452,146

Average annual interest rate	4.04%	4.67%

(1)	Represents the basic insurance amount covered by the FDIC. Effective May 20, 2009, a standard insurance amount of $250,000 per depositor is in effect through December 31, 2013.

At August 31, 2009, certificates of deposit maturing over the next five years and thereafter were as follows (dollars in thousands):

Year	Amount
2009	$1,631,325
2010	$8,061,038
2011	$4,951,888
2012	$4,188,584
2013	$3,860,953
Thereafter	$2,537,526

7.	Short-Term Borrowings

Short-term borrowings consist of term and overnight Federal Funds purchased and other short-term borrowings with original maturities less than one year. The following table identifies the balances and weighted average interest rates on short-term borrowings outstanding at period end (dollars in thousands):

	August 31, 2009		November 30, 2008
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Other short-term borrowings(1)	$—	—	$500,000	0.60%

(1)	Other short-term borrowings consist of amounts borrowed under the Federal Reserve’s Term Auction Facility. The Company was required to pledge $0.7 billion of loan receivables against this borrowing as of November 30, 2008.

8.	Long-Term Borrowings

Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the outstanding amounts and general terms of the Company’s long-term borrowings (dollars in thousands):

	August 31, 2009		November 30, 2008		Interest Rate Terms	Maturity
Funding source	Outstanding	Interest Rate	Outstanding	Interest Rate
Bank notes	$—	—	$249,977	2.54%	3-month LIBOR(1) + 15 basis points	February 2009
Secured borrowings	593,158	0.86%	682,456	3.05%	Commercial paper rate + 50 basis points	December 2010(2)
Unsecured borrowings:
Floating rate senior notes	400,000	1.17%	400,000	3.35%	3-month LIBOR(1) + 53 basis points	June 2010
Fixed rate senior notes due 2017	399,365	6.45%	399,304	6.45%	6.45% fixed	June 2017
Fixed rate senior notes due 2019(3)	400,000	10.25%	—	—	10.25% fixed	July 2019

Total unsecured borrowings	1,199,365		799,304
Capital lease obligations	2,611	6.26%	3,646	6.26%	6.26% fixed	Various

Total long-term borrowings	$1,795,134		$1,735,383

(1)	London Interbank Offered Rate (“LIBOR”).
(2)	Repayment is dependent upon the available balances of the cash collateral accounts at the various maturities of underlying securitization transactions, with final maturity in December 2010.
(3)	Issued on July 15, 2009.

The Company has entered into an unsecured credit agreement that is effective through May 2012. The agreement provides for a revolving credit commitment of up to $2.4 billion (of which the Company may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). As of August 31, 2009, the Company had no outstanding balances due under the facility. The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate, LIBOR, the EURIBOR or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and Tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitment may be terminated upon an event of default.

9.	Common and Preferred Stock

During the three months ended August 31, 2009, the Company raised approximately $534 million in capital through the issuance of 60,054,055 shares of common stock, par value of $0.01, at a price of $9.25 per share ($8.89 per share net of underwriter discounts and commissions). This included 6,000,000 shares sold pursuant to the over-allotment option granted to the underwriters.

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

As the senior preferred stock was initially valued at $1.15 billion, the difference between the initial value and the par value of the stock will be accreted over a period of five years through a reduction to retained earnings on an effective yield basis. While this accretion does not impact net income, it, along with the dividends, reduces the amount of net income available to common stockholders, and thus reduces both basic and diluted earnings per share.

The senior preferred stock is generally non-voting, other than class voting rights on certain matters that could adversely affect the right of the holders of the stock. The senior preferred stock terms provide that the stock may not be redeemed, as opposed to repurchased, prior to May 15, 2012 unless the Company has received aggregate gross proceeds from one or more qualified equity offerings (as described below) of at least $306 million. In such a case, the Company may redeem the senior preferred stock, in whole or in part, subject to the approval of the Federal Reserve, upon notice, up to a maximum amount equal to the aggregate net cash proceeds received by the Company from such qualified equity offerings. A “qualified equity offering” is a sale and issuance for cash by the Company, to persons other than the Company or its subsidiaries after March 13, 2009, of shares of perpetual preferred stock, common stock or a combination thereof, that in each case qualify as Tier 1 capital at the time of issuance under the applicable risk-based capital guidelines of the Federal Reserve. On or after May 15, 2012, the senior preferred stock may be redeemed by the Company at any time, in whole or in part, subject to the approval of the Federal Reserve and notice requirements.

Notwithstanding the foregoing, pursuant to a letter agreement between the Company and the U.S. Treasury, the Company is permitted, after obtaining the approval of the Federal Reserve, to repay the senior preferred stock at any time, and when such senior preferred stock is repaid, the U.S. Treasury is required to liquidate the warrant, all in accordance with The American Recovery and Reinvestment Act of 2009, as it may be amended from time to time, and any rules and regulations thereunder. The U.S. Treasury may transfer the senior preferred stock to a third party at any time. The U.S. Treasury may only transfer or exercise an aggregate of one half of the shares of common stock underlying the warrant prior to the earlier of the redemption of all of the shares of senior preferred stock or December 31, 2009.

Participation in the CPP restricts the Company’s ability to increase dividends on its common stock above historical levels ($0.06 per share) or to repurchase its common stock until three years have elapsed, unless (i) all of the senior preferred stock issued to the U.S Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S Treasury has been transferred to third parties, or (iii) the Company receives the consent of the U.S. Treasury. Participation in the CPP has required the Company to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the CPP.

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

Net periodic benefit (income) cost recorded by the Company included the following components (dollars in thousands):

	Pension
	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
Service cost, benefits earned during the period	$255	$4,206	$765	$12,618
Interest cost on projected benefit obligation	5,047	4,998	15,141	14,994
Expected return on plan assets	(6,027)	(6,009)	(18,081)	(18,027)
Net amortization	(2)	(560)	(6)	(1,680)

Net periodic benefit (income) cost	$(727)	$2,635	$(2,181)	$7,905

	Postretirement
	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
Service cost, benefits earned during the period	$194	$269	$582	$807
Interest cost on projected benefit obligation	394	361	1,182	1,083
Net amortization	(38)	(116)	(114)	(348)

Net periodic benefit cost	$550	$514	$1,650	$1,542

On December 1, 2008, the Company adopted the measurement date provision of FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), resulting in a $1.8 million pretax reduction of retained earnings ($1.1 million after tax).

11.	Income Taxes

Income tax expense on income from continuing operations consisted of the following (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
Current:
U.S. federal	$201,615	$155,222	$653,888	$444,919
U.S. state and local	41,736	3,235	95,083	44,609
International	665	395	2,483	399

Total	244,016	158,852	751,454	489,927
Deferred:
U.S. federal	109,028	(59,012)	(111,923)	(108,426)
U.S. state and local	9,441	(4,955)	(12,537)	(10,145)

Total	118,469	(63,967)	(124,460)	(118,571)

Income tax expense	$362,485	$94,885	$626,994	$371,356

The following table reconciles the Company’s effective tax rate on income from continuing operations to the U.S. federal statutory income tax rate:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes and other, net of U.S. federal income tax benefits	3.5	3.4	3.4	3.2
State examinations and settlements	—	(3.9)	—	(1.1)
Valuation allowance—capital loss	—	—	1.5	—
Nondeductible compensation	0.1	—	0.5	—
Other	—	0.2	—	0.4

Effective income tax rate	38.6%	34.7%	40.4%	37.5%

As of August 31, 2009, the Company had a $63.4 million capital loss carryforward for U.S. federal income tax purposes with a tax benefit of $22.2 million that expires in 2013 and capital loss carryforwards for state purposes with a tax benefit of $1.5 million that expire from 2013-2023. These deferred tax assets were created in connection with the sale of the Goldfish business in March 2008. In the second quarter of 2009, the Company decided not to pursue actions at any time during the carryforward periods that would allow it to realize the benefits of substantially all the federal and state capital losses. As a result, the Company recorded a full valuation allowance against these deferred tax assets during the second quarter 2009.

12.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

The following table presents the calculation of basic and diluted EPS (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$577,454	$178,900	$923,648	$619,272
Preferred stock dividends	(15,307)	—	(28,573)	—
Preferred stock accretion	(2,760)	—	(6,048)	—

Income from continuing operations available to common stockholders	559,387	178,900	889,027	619,272
Income (loss) from discontinued operations, net of tax	—	1,153	—	(123,857)

Net income available to common stockholders	$559,387	$180,053	$889,027	$495,415

Denominator:
Weighted average shares of common stock outstanding	513,098	479,618	491,839	479,138
Effect of dilutive stock options and restricted stock units	3,529	4,510	3,745	4,187
Effect of dilutive stock warrant	3,952	—	920	—

Weighted average shares of common stock outstanding and common stock equivalents	520,579	484,128	496,504	483,325

Basic earnings per share:
Income from continuing operations available to common stockholders	$1.09	$0.38	$1.81	$1.29
Loss from discontinued operations, net of tax	—	—	—	(0.26)

Net income available to common stockholders	$1.09	$0.38	$1.81	$1.03

Diluted earnings per share:
Income from continuing operations available to common stockholders	$1.07	$0.37	$1.79	$1.28
Loss from discontinued operations, net of tax	—	—	—	(0.25)

Net income available to common stockholders	$1.07	$0.37	$1.79	$1.03

For the three months ended August 31, 2009 and 2008, the Company had 4.4 million and 5.1 million, respectively, of anti-dilutive securities related to stock options and restricted stock units. For the nine months ended August 31, 2009 and 2008, the Company had 4.5 million and 6.0 million, respectively, of anti-dilutive securities related to stock options and restricted stock units. As a result, these securities were excluded from the computation of diluted EPS.

13.	Capital Adequacy

The Company became subject to capital adequacy guidelines of the Federal Reserve in the second quarter 2009 upon becoming a bank holding company. Discover Bank (the “Bank”), the Company’s main banking subsidiary, is subject to various regulatory capital requirements as administered by the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial position and results of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of August 31, 2009, the Company and the Bank met all capital adequacy requirements to which they were subject.

Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk of the financial institution’s assets, specifically (a) 8% to 10% of total capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The Company and the Bank were “well-capitalized” as of August 31, 2009 and the Bank was “well-capitalized” as of November 30, 2008, under the regulatory framework for prompt corrective action established by the FDIC. As of August 31, 2009, there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.

Effective July 2009, the Company and the Bank began consolidating the trusts for purposes of computing regulatory capital as a result of actions taken to provide incremental credit enhancement to the trusts, which are discussed in greater detail in Note 5: Credit Card Securitization Activities. In accordance with regulatory capital requirements, the Company and the Bank now include the assets of the trusts, exclusive of any retained interests held on-balance sheet, in the Company’s and the Bank’s regulatory capital calculations. As a result, the Company’s and the Bank’s risk weighted assets increased, causing its capital ratios to decrease, but both the Company and the Bank remain above well-capitalized levels.

The Company’s and the Bank’s actual capital amounts and ratios and their comparison to the regulatory minimum and “well-capitalized” requirements as of August 31, 2009 are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirements			Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio

Total capital (to risk-weighted assets)
Discover Financial Services	$8,652,358	15.9%	$4,351,571	≥	8.0%	$5,439,464	≥	10.0%
Discover Bank	$7,328,414	13.8%	$4,243,331	≥	8.0%	$5,304,164	≥	10.0%
Tier I capital (to risk-weighted assets)
Discover Financial Services	$7,958,197	14.6%	$2,175,786	≥	4.0%	$3,263,678	≥	6.0%
Discover Bank	$6,375,957	12.0%	$2,121,665	≥	4.0%	$3,182,498	≥	6.0%
Tier I capital (to average assets)
Discover Financial Services	$7,958,197	18.8%	$2,607,288	≥	4.0%	$3,259,111	≥	5.0%
Discover Bank	$6,375,957	16.6%	$1,538,234	≥	4.0%	$1,922,793	≥	5.0%

14.	Commitments, Contingencies and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2018. At August 31, 2009, future minimum payments on leases with remaining terms in excess of one year, consist of the following (dollars in thousands):

	August 31, 2009
	Capitalized Leases	Operating Leases
2009	$395	$1,615
2010	1,579	6,145
2011	790	4,839
2012	—	4,776
2013	—	3,233
Thereafter	—	14,167

Total minimum lease payments	2,764	$34,775

Less: amount representing interest	153

Present value of net minimum lease payments	$2,611

Unused commitments to extend credit. At August 31, 2009, the Company had unused commitments to extend credit for consumer and commercial loans of approximately $174 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

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

Diners Club. Diners Club has entered into contractual relationships with certain international merchants, which generally include travel-related businesses, for the benefit of all Diners Club licensees. The licensees hold the primary liability to settle the transactions of their cardmembers with these merchants. However, Diners Club retains a counterparty exposure if a licensee fails to meet its financial payment obligation to one of these merchants. While Diners Club has contractual remedies to offset this counterparty exposure, in the event that all licensees were unable to settle their transactions with these merchants, the Company estimates its maximum potential counterparty exposure to be approximately $530 million based on historical transaction volume.

Additionally, Diners Club retains counterparty exposure if a licensee fails to settle amounts resulting from cardmember transactions processed in the territory of another licensee. While Diners Club has contractual remedies to offset this counterparty exposure, in the event all licensees were to become unable to settle their transactions with another licensee, the Company estimates its maximum potential counterparty exposure to be approximately $80 million based on historical transaction volume among licensees.

With regard to the two counterparty exposures discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s insignificant historical losses from these counterparty exposures. As of August 31, 2009, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club cardmembers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of August 31, 2009, the Company had not recorded any contingent liability in the consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.

PULSE. During the quarter ending August 31, 2009, PULSE entered into contractual relationships with certain international ATM acquirers in which DFS Services LLC retains counterparty exposure if an issuer fails to fulfill its settlement obligation. Through August 31, 2009, the only issuers settling transactions with these international ATM acquirers are Diners Club licensees. While Diners Club has contractual remedies to offset this counterparty exposure, in the event that all licensees were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposure to be approximately $0.5 million based on transaction volume during the period. As of August 31, 2009, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

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

The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
Losses related to merchant chargebacks (in thousands)	$1,717	$6,134	$5,049	$9,387
Aggregate transaction volume(1) (in millions)	$24,258	$26,003	$69,768	$75,122

(1)	Represents period transactions processed on Discover Network to which a potential liability exists, which, in aggregate, can differ from credit card sales volume.

The Company has not recorded any contingent liability in the consolidated financial statements related to this guarantee at August 31, 2009 and November 30, 2008. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.

The table below provides information regarding the Company’s settlement withholdings and escrow deposits (dollars in thousands):

	August 31, 2009	November 30, 2008
Settlement withholdings and escrow deposits	$41,424	$73,388

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

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	August 31, 2009		November 30, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$10,828,242	$10,828,242	$10,171,143	$10,171,143
Restricted cash	$502,292	$502,292	$—	$—
Investment securities:
Available-for-sale	$1,523,726	$1,523,726	$1,127,119	$1,127,119
Held-to-maturity	$1,742,808	$1,370,040	$100,825	$84,167
Net loan receivables	$23,657,449	$23,866,022	$23,842,026	$24,058,173
Amounts due from asset securitization	$1,936,783	$1,936,783	$2,233,600	$2,233,600
Derivative financial instruments	$2,058	$2,058	$4,102	$4,102

Financial Liabilities
Deposits	$29,567,138	$30,620,915	$28,530,521	$28,715,427
Short-term borrowings	$—	$—	$500,000	$500,000
Long-term borrowings	$1,795,134	$1,758,323	$1,735,383	$1,638,067
Derivative financial instruments	$—	$—	$1,895	$1,895

Cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the low level of risk these assets present to the Company as well as the relatively liquid nature of these assets particularly given their short maturities.

Restricted cash. The carrying value of restricted cash approximates fair value due to the low level of risk these assets present to the Company.

Available-for-sale investment securities. Investment securities classified as available for sale are recorded at their fair values. These financial assets consist primarily of certain certificated subordinated interests issued by DCENT that have been acquired by a wholly-owned subsidiary of the Company, credit card asset-backed securities issued by other institutions and mortgage-backed commercial paper notes of one issuer. Fair values of certificated retained interests and credit card asset-backed securities of other issuers are estimated utilizing discounted cash flow analyses, where estimated contractual principal and interest cash flows are discounted at current market rates for the same or comparable transactions, if available. If there is little or no market activity, discount rates are derived from indicative pricing observed in the most recent active market for such instruments, adjusted for changes occurring thereafter in relative credit risk, liquidity risk, or both. The commercial paper notes classified as available for sale are currently in default. Because they are no longer traded, fair value of the notes is determined utilizing a valuation analysis reflecting an estimate of the market value of the assets held by the issuer, Golden Key U.S. LLC.

Held-to-maturity investment securities. The estimated fair values for the majority of investment securities held-to-maturity are derived primarily utilizing a discounted cash flow analysis, where estimated contractual principal and interest cash flows are discounted at market rates for comparable transactions, if available. If there is little or no market activity on which to conclude an appropriate discount rate, the discount rate is derived from indicative pricing observed in the most recent active market for such instruments, adjusted for changes occurring thereafter in relative credit risk, liquidity risk, or both. For certain other investment securities held-to-maturity, the estimated fair values are based on quoted market prices for the same or comparable securities. As a substantial portion of these investment securities are zero coupon retained interests, the fair value is below the carrying value. For more information on these investment securities see Note 3: Investment Securities.

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

The following tables identify the notional amounts, fair values and classification in the statement of financial condition of the Company’s outstanding interest rate swaps at August 31, 2009 (dollars in thousands):

	Notional Amount	Weighted Average Years to Maturity
Interest rate swaps designated as fair value hedging instruments	$16,056	14.3
Interest rate swaps not designated as hedging instruments	$46,944	1.7

	Derivative Assets As of August 31, 2009		Derivative Liabilities As of August 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as hedging instruments	Other assets	$247	Accrued expenses and other liabilities	$—

Interest rate swaps not designated as hedging instruments	Other assets	$1,811	Accrued expenses and other liabilities	$—

For the Company’s derivative financial instruments that were designated as hedging instruments, changes in the fair value of the derivative contracts and the interest-bearing deposits were recorded in interest expense. Interest expense also included the effect of the termination of derivatives and hedged deposits, and the amortization of basis adjustments to the fair value of the interest-bearing deposits that arose from the previous designated hedging relationships. For derivative contracts that were not designated or did not quality as fair value hedges, the Company recorded changes in the fair values of these derivative contracts in other income. The tables below present the effect of the Company’s derivatives on the consolidated statements of income (dollars in thousands):

	For the Three Months Ended August 31, 2009
	Location of Gain/(Loss) Recognized in Income	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Amount of Gain/(Loss) Recognized in Income
Derivatives designated as fair value hedging instruments:	Interest expense- Ineffectiveness	$105	$36	$141
	Interest expense- Other	$62	$2,871	$2,933

Derivatives not designated as hedging instruments:	Other income	$166	$—	$166

	For the Nine Months Ended August 31, 2009
	Location of Gain/(Loss) Recognized in Income	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Amount of Gain/(Loss) Recognized in Income
Derivatives designated as fair value hedging instruments:	Interest expense- Ineffectiveness	$1,191	$(2,238)	$(1,047)
	Interest expense- Other	$6,554	$10,663	$17,217

Derivatives not designated as hedging instruments:	Other income	$1,767	$—	$1,767

The Company limits its credit exposure on derivatives by entering into contracts with institutions that are established dealers and that maintain certain minimum credit criteria established by the Company. The Company does not have any credit support arrangements with respect to outstanding derivative contracts that would require the posting of collateral when in a liability position. The Company’s exposure to counterparties at August 31, 2009 was not material.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. Statement of Financial Accounting Standards No. 157, Fair Value Measurements, defines fair value, establishes a fair value hierarchy that distinguishes between valuations that are based on observable inputs from those based on unobservable inputs, and requires certain disclosures about those measurements. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at August 31, 2009, and indicates the level within the fair value hierarchy with which each of those items is associated. In general, fair values determined by Level 1 inputs are defined as those that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs are those that utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active or inactive markets, quoted prices for the identical assets in an inactive market, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Fair values determined by Level 3 inputs are those based on unobservable inputs, and include situations where there is little, if any, market activity for the asset or liability being valued. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The FASB clarified in FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”) that in inactive markets, the use of Level 3 inputs may result in fair value estimates that are more reliable than those that would be indicated by the use of quoted prices. Disclosures concerning assets and liabilities measured at fair value on a recurring basis at August 31, 2009 are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at August 31, 2009

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at August 31, 2009
Assets
Available-for-sale investment securities	$15	$—	$1,523,711	$1,523,726
Amounts due from asset securitization(1)	$—	$—	$1,075,304	$1,075,304
Derivative financial instruments(2)	$—	$2,058	$—	$2,058

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.
(2)	The Company does not offset the fair value of derivative contracts with a negative fair value against the fair value of contracts with a positive fair value.

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

The Level 3 category includes the Company’s retained interests in the form of Class B and Class C notes issued by DCENT, which are reported in available-for-sale investment securities. Prior to the fourth quarter of 2008, the Company’s valuation of these investments utilized the discount rate reflecting bid-ask spreads derived from observable transactions for similar securities. At August 31, 2009, and in accordance with FSP FAS 157-3, the Company utilized a discount rate reflective of the implied rate of return as of September 25, 2008, the last date on which the Company considered the market for these assets to be active, adjusted for incremental changes occurring thereafter in liquidity risk. The Company considered the following factors in concluding that the market for subordinated tranche credit card asset-backed securities remained inactive at August 31, 2009, since September 25, 2008:

•

Primary market credit card asset-backed securitization transactions averaged $6 billion to $9 billion monthly from the beginning of 2006 through May 2008, decreasing to a level of approximately $4 billion per month through September 2008, followed by a lack of primary issuance transactions altogether after September 25, 2008 (excluding issuances to related parties). The Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) has favorably impacted the issuance volumes of triple-A rated securities in 2009, however; primary market transactions for lower rated credit card asset-backed securities, specifically A-rated and BBB-rated securities, remained closed as of August 31, 2009.

•

Prior to October 2008, quoted market spreads of primary market credit card asset-backed securitizations, which the Company historically relied on in valuing its certificated retained subordinated interests, demonstrated relatively little variability among the various pricing sources. Beginning in October 2008 and continuing into the third quarter of 2009, these indicative spreads have reflected a higher degree of variability among different pricing sources than historical ranges. Beginning in the third quarter, TALF pricing facilitated a tightening of the quoted market spreads among the sources, however, the certainty of the quoted market spreads cannot be ascertained in the absence of any primary transactions of subordinated securities.

•

Beginning in October 2008 and continuing through the third quarter of 2009, bid-ask spreads remain wide among credit card asset-backed securities market participants, resulting in the absence of primary market transactions after September 25, 2008 (excluding issuances to related parties).

The weighted average discount rate assumptions used in valuing the Class B and Class C notes were 8.18% and 11.10%, respectively, at August 31, 2009. These discount rates reflect incremental liquidity risk premiums of 125 basis points and 175 basis points on the Class B and Class C notes, respectively, added to the implied rates of return on the last date the Company considered the market for these assets to be active, which was September 25, 2008. These incremental liquidity risk premiums remain unchanged from that which was quantified by the Company at November 30, 2008, as market liquidity for certificated subordinated credit card asset-backed securities at August 31, 2009, remained unchanged from the fourth quarter of 2008. In determining these liquidity risk premiums, we considered the following information:

•	Changes to 1-month LIBOR, including a peak rate of 4.5875% in October 2008, and related widening of the spread between LIBOR and overnight indexed swaps by as much as 132 basis points, and

•	A 100 basis point decline in the Federal Funds target rate in the fourth quarter of 2008.

The incremental credit risk premiums of the Class B and Class C notes utilized in deriving the assumed discount rates during the first and second quarters of 2009, reflected rating agency credit watch actions related to rising credit losses and the impact on performance of DCENT notes as well as concern of further deterioration. However, the actions taken by the Company in the third quarter 2009 to provide additional credit enhancement to the securitization trusts, which led to the subsequent ratings affirmations of DCENT notes by the ratings agencies, eliminated the need for an incremental credit risk premium at August 31, 2009. See Note 5: Credit Card Securitization Activities for further information concerning these credit enhancement actions taken by the Company.

The Level 3 available-for-sale investment securities category also includes investments in third-party credit card asset-backed securities and the Company’s investment in asset-backed commercial paper notes of Golden Key U.S. LLC. The estimated fair value reported for the credit card asset-backed securities of other issuers reflects the low end of market indicative pricing based on a small number of recent transactions. The fair value of the commercial paper notes of Golden Key U.S. LLC reflects an estimate of the market value of those assets held by the issuer, which is primarily reliant upon unobservable data as the market for mortgage-backed securities has continued to experience significant disruption.

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

The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis. Net transfers in and/or out of Level 3 are presented using beginning of the period fair values.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

	Balance at May 31, 2009	Total Realized and Unrealized Gains (Losses)		Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at August 31, 2009
Assets
Available-for-sale investment securities	$1,429,723	$40,922	(2)	$53,066	$—	$1,523,711
Amounts due from asset securitization(1)	$1,053,792	$68,880	(3)	$(47,368)	$—	$1,075,304

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.
(2)	Includes $4.9 million of accreted income recorded in interest income and a net unrealized pretax gain of $43.5 million recorded in other comprehensive income in the consolidated statement of financial condition, offset in part by a loss on investment of $7.4 million recorded in other income.
(3)	This unrealized gain is recorded in securitization income in the consolidated statement of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

	Balance at November 30, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at August 31, 2009
Assets
Available-for-sale investment securities	$1,127,090	$68,253	(2)	$328,368	$—	$1,523,711
Amounts due from asset securitization(1)	$1,421,567	$(122,315	)(3)	$(223,948)	$—	$1,075,304

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.
(2)	Includes $11.2 million of accreted income recorded in interest income and a net unrealized pretax gain of $65.3 million recorded in other comprehensive income in the consolidated statement of financial condition, offset in part by a loss on investment of $8.3 million recorded in other income.
(3)	This unrealized loss is recorded in securitization income in the consolidated statement of income.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the nine months ended August 31, 2009, the Company had no impairments related to these assets.

As of August 31, 2009, the Company had not made any fair value elections with respect to any of its eligible assets and liabilities as permitted under the provisions of FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.

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

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the U.S. Card segment.

•	Through its operation of the Discover Network, the U.S. Card segment incurs fixed marketing, servicing and infrastructure costs, which are not specifically allocated among the operating segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	Income taxes are not specifically allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis			Securitization Adjustment(2)	GAAP Basis
For the Three Months Ended	U.S. Card	Third-Party Payments(1)	Total		Total
August 31, 2009
Interest income	$1,663,886	$195	$1,664,081	$(830,864)	$833,217
Interest expense	392,592	50	392,642	(88,241)	304,401

Net interest income	1,271,294	145	1,271,439	(742,623)	528,816
Provision for loan losses	924,427	—	924,427	(543,428)	380,999
Other income(3)	1,055,529	61,236	1,116,765	199,195	1,315,960
Other expense	489,596	34,242	523,838	—	523,838

Income from continuing operations before income tax expense	$912,800	$27,139	$939,939	$—	$939,939

August 31, 2008
Interest income	$1,637,588	$662	$1,638,250	$(956,558)	$681,692
Interest expense	534,870	17	534,887	(229,244)	305,643

Net interest income	1,102,718	645	1,103,363	(727,314)	376,049
Provision for loan losses	754,028	—	754,028	(389,190)	364,838
Other income	482,311	54,686	536,997	338,124	875,121
Other expense	585,760	26,787	612,547	—	612,547

Income from continuing operations before income tax expense	$245,241	$28,544	$273,785	$—	$273,785

For the Nine Months Ended
August 31, 2009
Interest income	$4,874,362	$1,020	$4,875,382	$(2,368,388)	$2,506,994
Interest expense	1,244,932	190	1,245,122	(307,996)	937,126

Net interest income	3,629,430	830	3,630,260	(2,060,392)	1,569,868
Provision for loan losses	3,369,332	—	3,369,332	(1,406,659)	1,962,673
Other income(3)	2,753,382	179,921	2,933,303	653,733	3,587,036
Other expense	1,545,611	97,978	1,643,589	—	1,643,589

Income from continuing operations before income tax expense	$1,467,869	$82,773	$1,550,642	$—	$1,550,642

August 31, 2008
Interest income	$4,861,739	$1,823	$4,863,562	$(2,907,005)	$1,956,557
Interest expense	1,754,450	19	1,754,469	(796,137)	958,332

Net interest income	3,107,289	1,804	3,109,093	(2,110,868)	998,225
Provision for loan losses	1,962,633	—	1,962,633	(1,081,194)	881,439
Other income	1,539,796	126,087	1,665,883	1,029,674	2,695,557
Other expense	1,754,685	67,030	1,821,715	—	1,821,715

Income from continuing operations before income tax expense	$929,767	$60,861	$990,628	$—	$990,628

(1)	Diners Club was acquired on June 30, 2008.
(2)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(3)	The three and nine months ended August 31, 2009 includes $472 million and $1.4 billion, respectively, of income related to the Visa and MasterCard antitrust litigation settlement, which is included in the U.S Card segment.

17.	Subsequent Events

The Company has performed an evaluation of subsequent events through October 7, 2009, the date the financial statements were issued and filed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the actions and initiatives of current and potential competitors; our ability to manage credit risks and securitize our receivables; changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; the availability and cost of funding and capital; access to U.S. equity, debt and deposit markets; the ability to manage our liquidity risk; the impact of rating agency actions; losses in our investment portfolio; the ability to increase or sustain Discover Card usage or attract new cardmembers and introduce new products or services; our ability to attract new merchants and maintain relationships with current merchants; our ability to successfully achieve interoperability among our networks and maintain relationships with network participants; material security breaches of key systems; unforeseen and catastrophic events; our reputation; the potential effects of technological changes; the effect of political, economic and market conditions and geopolitical events; unanticipated developments relating to lawsuits, investigations or similar matters; the impact of current, pending and future legislation, regulation and regulatory and legal actions, including new laws and rules limiting or modifying certain credit card practices and legislation related to government programs to stabilize the financial markets; our ability to attract and retain employees; the ability to protect our intellectual property; the impact of any potential future acquisitions; investor sentiment; resolution of our dispute with Morgan Stanley; and the restrictions on our operations resulting from financing transactions.

Additional factors that could cause our results to differ materially from those described below can be found under “Part I.—Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended November 30, 2008, and under “Part II. Other Information—Item 1A. Risk Factors” in our quarterly reports on Form 10-Q for the quarters ended February 28, 2009 and May 31, 2009, which are filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).

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

Our business activities are funded primarily through the raising of consumer deposits, the process of asset securitization, and both secured and unsecured debt. In a credit card securitization, loan receivables are transferred to a securitization trust, from which beneficial interests are issued to investors. We continue to own and service the accounts that generate the securitized loans. The trusts utilized by us to facilitate asset securitization transactions are not our subsidiaries. These trusts are excluded from our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Because our securitization activities qualify as sales under GAAP and accordingly are not treated as secured financing transactions, we remove credit card loan receivables equal to the amount of the investors’ interests in securitized loans from our consolidated statements of financial condition. As a result, asset securitizations have a significant effect on our consolidated financial statements in that the portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer recorded in our consolidated statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions. See “—Accounting Treatment for Off-Balance Sheet Securitizations” below for information regarding recently issued amendments to the accounting standards applicable to asset securitizations and see “—Outlook” and “—Liquidity and Capital Resources—Securitization Financing” below for a discussion of the current state of the securitization markets.

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

Key Highlights

•

Net income available to common stockholders for the three months ended August 31, 2009 was $559 million, up $379 million from the three months ended August 31, 2008, and includes approximately $287 million (after-tax) related to the Visa and MasterCard antitrust litigation settlement, as described in “Part II. Other Information—Item 1. Legal Proceedings.”

•

We re-entered the capital markets during the quarter by completing a common stock offering in which we sold approximately 60 million shares, raising $534 million, and through an unsecured term debt issuance which raised $400 million. Additionally, the securitization trust issued $1.5 billion of asset-backed securities eligible for funding under the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) and we completed a number of actions to adjust the credit enhancement structure of the securitization trusts.

•

Net interest income of $529 million for the quarter increased $153 million compared to the third quarter 2008. During the current quarter, we earned higher interest rates on standard balances and substantially reduced promotional rate offers, with those benefits partially offset by higher interest charge-offs. Net interest income also increased as the level of on-balance sheet loans rose as a result of maturing securitizations during the previous 12 months. Additionally, higher anticipated interest income on standard balances contributed significantly to the $69 million favorable revaluation of the interest-only strip receivable in the third quarter 2009, compared to a $34 million unfavorable revaluation in the prior year period.

•

Delinquency and charge-off rates continue to rise as a result of the current economic environment. In the current quarter, our managed over 30 days delinquency rate increased 125 basis points to 5.10% in comparison to the third quarter 2008, and the managed net charge-off rate increased 319 basis points to

8.39% from the comparable prior year period. We recorded provision for loan losses of $381 million this quarter, which was slightly higher than the same quarter last year. Higher net charge-offs were largely offset by a decline in the allowance for loan losses as a result of lower on-balance sheet loans due to securitization activities completed during the quarter. By comparison, in the third quarter last year, we added $113 million due to an increase in on-balance sheet loans in the period.

•

In the third quarter 2009, operating expenses decreased $89 million, or 14%, from the third quarter 2008. Marketing expenses were $60 million less than last year as we significantly reduced promotional rate balance transfer offers, while compensation costs and other expenses declined as a result of lower headcount and cost containment initiatives.

Outlook

The general economic environment and rising consumer bankruptcies continue to adversely impact our business. Although we have seen some promising trends in certain economic indicators, we expect unemployment levels and bankruptcies to rise further and, therefore, we remain cautious in our outlook on consumer credit. Additionally, recently enacted credit card legislation will have a significant impact on our business. See “—Legislative and Regulatory Developments” below for a further discussion.

We continue to see lower consumer spending and a reduction in the availability of consumer credit generally as a result of the downturn in the economy. We anticipate the continued challenges in the economic environment will result in an increase in charge-offs and the allowance for loan losses for the remainder of 2009 and into 2010. Additionally, our results in 2010 will not benefit from the Visa and MasterCard antitrust litigation settlement and will be adversely impacted by the new credit card legislation.

In response to the difficult consumer credit environment, we have modified our loan growth strategies. We continue to manage balance transfer activity, and expect it to be below prior year volumes in the fourth quarter of 2009 and into 2010. Additionally, we have taken certain actions on new and existing accounts in response to pending legal restrictions on our ability to adjust rates on accounts that may later pose heightened risk. These actions include increasing rates on standard balances for new and existing accounts and converting many accounts with fixed annual percentage rates to variable rates.

Recent management actions, including reducing headcount, have resulted in a decline in our operating expenses in the third quarter of 2009. We continued to spend cautiously on marketing efforts, particularly related to new accounts and balance transfer offers. Although we expect our marketing expenses to increase in the fourth quarter due to new advertising campaigns for Discover Card and Diners Club, going forward we will continue to focus on sustaining a lower level of overall operating expenses compared to prior year periods.

During the quarter we increased our liquidity reserve, primarily consisting of cash and cash equivalents, to $10.6 billion, in anticipation of approximately $17.7 billion of asset-backed securities and deposit maturities in 2010. We were able to strengthen our liquidity position in the quarter through a sale of common stock, a debt offering and growth in direct-to-consumer deposits. We also completed actions to adjust the credit enhancement structure of the securitization trusts, which had the effect of removing the trusts from negative ratings watch. This allowed us, through the securitization trusts, to re-enter the public securitization market in July and September 2009 with $1.5 billion and $1.3 billion, respectively, of issuances of asset-backed securities eligible for funding through the TALF program.

While we potentially have access through March 2010 to an additional $10.2 billion of issuances of asset-backed securities through the TALF program, uncertainty over existing FDIC guidance regarding standards for legal isolation of the transferred assets following the change in accounting rules under FASB Statements No. 166 and 167 (defined below) has recently made it difficult or impossible to obtain the required ratings for securities of our securitization trusts to qualify as eligible securities under the TALF program. Therefore, we do not expect our securitization trusts to be able to issue securities under the TALF program until this uncertainty is resolved. Further, the TALF program ends in March 2010 and there is no certainty that a non-government guaranteed market for the sale of our asset-backed securities will subsequently develop. See “—Liquidity and Capital Resources—Securitization Financing” for further discussion. Therefore, we will continue to emphasize our direct-to-consumer deposits and deposit products offered through affinity relationships, which grew $2 billion during the third quarter, bringing the total to approximately $10 billion at quarter end. We also plan to continue to use brokered certificates of deposit for intermediate and longer term funding.

We continue to work to enhance U.S. acceptance awareness among merchants, their employees and our customers while also continuing with our plan to expand international acceptance. In July, the PULSE Network became the global ATM network for Diners Club International cards. To further expand merchant acceptance in Western Europe and India, we have signed acquiring agreements with Elavon, Six MultiPay and Venture Infotek. Beginning in October, inbound Diners Club International volume in the U.S. will begin to shift to the Discover Network, which we expect to result in higher transaction volumes on the Network. We are also making progress on international acceptance for Discover cardmembers and, by the end of 2009, we expect that merchants in over 50 countries will be enabled to accept Discover cards. This will increase our opportunity to achieve higher volumes as international acceptance and acceptance awareness continue to grow.

Accounting Treatment for Off-Balance Sheet Securitizations

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“Statement No. 166”) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 166 amends the accounting for transfers of financial assets and will impact the accounting for our credit card asset securitization activities. Under Statement No. 166, the trusts used in our securitization transactions will no longer be exempt from consolidation. Statement No. 167 prescribes an ongoing assessment of our involvement in the activities of the trusts and our rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated on our financial statements. The assessment under Statement No. 167 will result in the consolidation of the trusts by us. As a result, credit card receivables held by the trusts and debt issued from those entities will be presented as assets and liabilities of the Company beginning on the effective date of the new standards. The two standards become effective for us on December 1, 2009. Initial adoption is expected to have a material impact on our reported financial condition. If the trusts were consolidated using the carrying amounts of trust assets and liabilities as of August 31, 2009, this would result in an increase in total assets of approximately $21.1 billion and an increase in total liabilities of approximately $22.4 billion on our balance sheet, with the difference of approximately $1.3 billion recorded as a charge to retained earnings, net of tax. In addition, certain interests in the trust assets currently reflected on our balance sheet will be reclassified, primarily to loan receivables, cash and cash equivalents and accrued interest receivable. After adoption, our results of operations will no longer reflect securitization income, but will instead report interest income, provisions for loan losses and certain other income associated with all managed loan receivables and interest expense inclusive of interest on debt issued from the trusts. Because our securitization transactions will be accounted for under the new accounting standards as secured borrowings rather than asset sales, the cash flows from these transactions will be presented as cash flows from financing activities rather than cash flows from investing activities.

In the third quarter of 2009, we took certain actions to adjust the credit enhancement structure of the trusts as described in “—Liquidity and Capital Resources—Funding Sources—Securitization Financing” below. These actions have the effect of causing the assets of the trusts to be included in our risk-weighted assets for regulatory capital purposes effective July 2009. As a result, the consolidation of the trusts under Statement No. 167 on December 1, 2009 will have a lesser impact on our regulatory capital calculations than would have otherwise been the case, because much of this effect has already been reflected as a result of the trust actions. However, the charge to retained earnings that we expect as a result of adopting Statement No. 167 will further reduce our regulatory capital ratios.

On December 15, 2008, FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”) was issued. This staff position requires additional information related to securitization activities to be disclosed in advance of the effective date of these amendments. See Note 5: Credit Card Securitization Activities in “Part I. Item 1. Financial Statements” for the disclosures.

Legislative and Regulatory Developments

Legislation Addressing Credit Card Practices

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was enacted. The CARD Act makes numerous changes to the Truth in Lending Act, affecting the marketing, underwriting, pricing, billing and other aspects of the consumer credit card business. Most of the requirements of the CARD Act become effective in February 2010. Several took effect in August 2009. On September 24, 2009, the House Financial Services Committee Chairman proposed legislation to accelerate the effective date of all of the CARD Act provisions to December 1, 2009. Compliance with this requirement would be extremely difficult, particularly because the Federal Reserve’s implementing rules have not been finalized, and some implementing regulations have not yet been proposed. No similar proposal has been introduced in the Senate. Prospects for a change in the compliance date are unclear.

Among the CARD Act’s requirements are the following:

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

A number of the CARD Act’s requirements reflect our existing practices and will not require modifications of policies or procedures. However, other provisions, such as those addressing limitations on interest rate increases, over-limit fees and payment allocation, require us to make fundamental changes to our current business practices and systems. For example, we have informed cardmembers that as of certain specified dates we will no longer charge over-limit fees, impose fees for payments made over the telephone, or change interest rates on existing balances when a customer’s payments are late. Restrictions on risk management practices that have been commonplace in the industry have compelled us, and our competitors, to manage risk through more restrictive underwriting and credit line management, reduce promotional offers, increase annual percentage rates and introduce new or higher fees.

Full implementation of the CARD Act requires the promulgation of regulations by the Federal Reserve. The Federal Reserve has issued proposed regulations implementing the majority of the provisions for public comment. The final regulations may differ from these proposed regulations. We are making changes that the CARD Act requires to be implemented in a relatively short timeframe. Other changes must await final regulatory guidance from the Federal Reserve. We are evaluating appropriate modifications to products, revenue generation, marketing strategies and other business practices that will be in compliance with the law, will be attractive to consumers and will provide a good return for our stockholders. The full impact of the CARD Act on us is unknown at this time as it ultimately depends upon Federal Reserve interpretation of some of the provisions, successful implementation of our strategies, consumer behavior, and the actions of our competitors.

The CARD Act requires the Federal Reserve and the Government Accountability Office to conduct various studies, including studies regarding interchange fees, reasons for credit limit reductions and rate increases, “small business” cards, and credit card terms and disclosures. Based on the results of these studies, new requirements that negatively impact us may be introduced as future legislation or regulation.

Other Credit Card and Student Loan Legislation

Congress may also consider other legislation affecting our business. Examples include a ceiling on the rate of interest that can be charged on credit cards, restrictions on interchange fees established by the dominant credit card networks, authority for merchants to provide discounts to customers who use certain types of credit or debit cards, and extending the provisions of the CARD Act to business cards.

We currently offer both federal and private student loans. On September 17, 2009, the House of Representatives passed the Student Aid and Fiscal Responsibility Act (“SAFRA”), which is currently under consideration in the Senate. If passed in its current form, SAFRA would require all federal student loans to be made directly by the federal government starting July 1, 2010, rather than by private institutions through the Federal Family Education Loan Program. Because SAFRA allows financial institutions to continue offering private student loans, we do not expect SAFRA to have an impact on our ability to continue offering private student loans.

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

Congress is also considering legislation to allow bankruptcy courts to restructure first mortgage loans (e.g., by reducing the loan amount to the value of the collateral, a process referred to as “cramdown”). This change is likely to increase the number of individuals who file for bankruptcy, which would adversely impact all creditors including Discover. While the House of Representatives has approved a cramdown bill, it has garnered significant opposition in the Senate and prospects for enactment are unclear.

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

Some of the Administration’s proposals have been introduced in legislative form in Congress with substantial amendments and revisions. The President has urged Congress to enact these reforms into law by year end. The legislation remains controversial and many obstacles to achieving that goal exist.

Treasury Rules Governing Compensation for Troubled Asset Relief Program Participants

On June 10, 2009, the U.S. Treasury issued interim final rules implementing the compensation and corporate governance requirements under the American Recovery and Reinvestment Act of 2009, which amended the requirements of the Emergency Economic Stabilization Act of 2008, as described in our quarterly report for the quarter ended February 28, 2009. The rules apply to us as a recipient of funds under the U.S. Treasury Capital Purchase Program as of the date of publication in the Federal Register on June 15, 2009. These rules were subject to a public comment period which has expired, but no final rule has been adopted. The rules clarify prohibitions on bonus payments, provide guidance on the use of restricted stock units, expand restrictions on golden parachute payments, mandate enforcement of clawback provisions unless unreasonable to do so, outline the steps compensation committees must take when evaluating risks posed by compensation arrangements, and require the adoption and disclosure of a luxury expenditure policy, among other things. New requirements under the rules include enhanced disclosure of perquisites and the use of compensation consultants, and a prohibition on tax gross-up payments.

* * *

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

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis				GAAP Basis
For the Three Months Ended	U.S. Card	Third-Party Payments(1)	Total	Securitization Adjustment(2)	Total
August 31, 2009
Interest income	$1,663,886	$195	$1,664,081	$(830,864)	$833,217
Interest expense	392,592	50	392,642	(88,241)	304,401

Net interest income	1,271,294	145	1,271,439	(742,623)	528,816
Provision for loan losses	924,427	—	924,427	(543,428)	380,999
Other income(3)	1,055,529	61,236	1,116,765	199,195	1,315,960
Other expense	489,596	34,242	523,838	—	523,838

Income from continuing operations before income tax expense	$912,800	$27,139	$939,939	$—	$939,939

August 31, 2008
Interest income	$1,637,588	$662	$1,638,250	$(956,558)	$681,692
Interest expense	534,870	17	534,887	(229,244)	305,643

Net interest income	1,102,718	645	1,103,363	(727,314)	376,049
Provision for loan losses	754,028	—	754,028	(389,190)	364,838
Other income	482,311	54,686	536,997	338,124	875,121
Other expense	585,760	26,787	612,547	—	612,547

Income from continuing operations before income tax expense	$245,241	$28,544	$273,785	$—	$273,785

For the Nine Months Ended
August 31, 2009
Interest income	$4,874,362	$1,020	$4,875,382	$(2,368,388)	$2,506,994
Interest expense	1,244,932	190	1,245,122	(307,996)	937,126

Net interest income	3,629,430	830	3,630,260	(2,060,392)	1,569,868
Provision for loan losses	3,369,332	—	3,369,332	(1,406,659)	1,962,673
Other income(3)	2,753,382	179,921	2,933,303	653,733	3,587,036
Other expense	1,545,611	97,978	1,643,589	—	1,643,589

Income from continuing operations before income tax expense	$1,467,869	$82,773	$1,550,642	$—	$1,550,642

August 31, 2008
Interest income	$4,861,739	$1,823	$4,863,562	$(2,907,005)	$1,956,557
Interest expense	1,754,450	19	1,754,469	(796,137)	958,332

Net interest income	3,107,289	1,804	3,109,093	(2,110,868)	998,225
Provision for loan losses	1,962,633	—	1,962,633	(1,081,194)	881,439
Other income	1,539,796	126,087	1,665,883	1,029,674	2,695,557
Other expense	1,754,685	67,030	1,821,715	—	1,821,715

Income from continuing operations before income tax expense	$929,767	$60,861	$990,628	$—	$990,628

(1)	Diners Club was acquired on June 30, 2008.
(2)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(3)	The three and nine months ended August 31, 2009 includes $472 million and $1.4 billion, respectively, of income related to the Visa and MasterCard antitrust litigation settlement, which is included in the U.S Card segment. See “Part II. Other Information—Item 1. Legal Proceedings.”

The following tables present information on transaction volume (amounts in thousands):

	For the Three Months Ended August 31,		2009 vs 2008 increase (decrease)
	2009	2008	$	%
Network Transaction Volume
PULSE Network	$28,051,978	$28,364,575	$(312,597)	(1%)
Third-Party Issuers	1,446,308	1,711,617	(265,309)	(16%)
Diners Club International(1)	6,465,990	5,227,795	1,238,195	24%

Total Third-Party Payments	35,964,276	35,303,987	660,289	2%
Discover Network – Proprietary	23,579,434	25,117,321	(1,537,887)	(6%)

Total Volume	$59,543,710	$60,421,308	$(877,598)	(1%)

Transactions Processed on Networks
Discover Network	390,643	388,504	2,139	1%
PULSE Network	753,201	713,791	39,410	6%

Total	1,143,844	1,102,295	41,549	4%

Credit Card Volume
Discover Card Volume	$23,955,402	$28,611,680	$(4,656,278)	(16%)
Discover Card Sales Volume	$22,768,927	$24,601,611	$(1,832,684)	(7%)

	For the Nine Months Ended August 31,		2009 vs 2008 increase (decrease)
	2009	2008	$	%
Network Transaction Volume
PULSE Network	$84,634,195	$80,978,873	$3,655,322	5%
Third-Party Issuers	4,149,286	4,860,566	(711,280)	(15%)
Diners Club International(1)	19,000,168	5,227,795	13,772,373	NM

Total Third-Party Payments	107,783,649	91,067,234	16,716,415	18%
Discover Network – Proprietary	67,976,397	72,813,171	(4,836,774)	(7%)

Total Volume	$175,760,046	$163,880,405	$11,879,641	7%

Transactions Processed on Networks
Discover Network	1,126,605	1,138,012	(11,407)	(1%)
PULSE Network	2,201,903	2,038,267	163,636	8%

Total	3,328,508	3,176,279	152,229	5%

Credit Card Volume
Discover Card Volume	$72,256,730	$80,415,502	$(8,158,772)	(10%)
Discover Card Sales Volume	$65,556,858	$70,214,515	$(4,657,657)	(7%)

(1)	Diners Club was acquired on June 30, 2008.

The segment discussions that follow for the three and nine months ended August 31, 2009 and 2008 are on a managed basis.

U.S. Card

The U.S. Card segment reported pretax income of $912.8 million for the three months ended August 31, 2009, as compared to $245.2 million for the three months ended August 31, 2008. The increase in pretax income was driven principally by $472.2 million in pretax income related to the Visa and MasterCard antitrust litigation settlement, higher net interest income as a result of higher interest rate spread, and lower operating expenses, partially offset by higher provision for loan losses due to higher net charge-offs and a higher reserve rate. Net interest income increased $168.6 million, or 15%, for the three months ended August 31, 2009 compared to August 31, 2008, due to the impact of higher interest rates on standard balances and a substantial reduction in promotional rate balances, partially offset by higher interest charge-offs. Provision for loan losses increased $170.4 million, or 23%, in third quarter 2009 compared to third quarter 2008, as a result of higher net charge-offs, which is reflective of the continued rise in consumer bankruptcies and unemployment, partially offset by a reduction in loan loss reserves due to the decline in on-balance sheet loans as a result of securitization activities. By comparison, during the third quarter 2008 there was an increase in loan loss reserves. Other income increased $573.2 million due to $472.2 million of income related to the Visa and MasterCard antitrust litigation settlement and a $68.9 million favorable revaluation of the interest-only strip receivable as compared to a $33.5 million unfavorable revaluation in the prior year period. Other expense decreased $96.2 million, or 16%, reflecting a focus on expense reduction through actions such as reducing employee headcount and temporarily decreasing new account acquisition costs.

The U.S. Card segment reported pretax income of $1.5 billion for the nine months ended August 31, 2009, up 58% from the nine months ended August 31, 2008. The increase in pretax income was driven by $1.4 billion of income from the Visa and MasterCard antitrust litigation settlement, increased net interest income and lower operating expenses, partially offset by higher provision for loan losses. Net interest income increased $522.1 million, or 17%, for the nine months ended August 31, 2009 compared to the same period in 2008, as we benefited from lower cost of funds and a higher level of loan receivables. Provision for loan losses increased $1.4 billion, or 72%, as a result of higher charge-offs and a higher reserve rate, reflective of the current economic environment.

The managed loan balance of $50.9 billion at August 31, 2009 was relatively unchanged from August 31, 2008 as lower cardmember payments and growth in both student and personal loans were largely offset by substantially lower balance transfer activity and sales volume. Rising unemployment and bankruptcy levels adversely impacted cardmember delinquencies and charge-offs, resulting in a 5.10% managed over 30 days delinquency rate for the segment, including non-credit card loans, up from 3.85% at August 31, 2008. For the three months ended August 31, 2009, the managed segment and credit card net charge-off rates were 8.39% and 8.63%, respectively, up 319 and 335 basis points, respectively, from the three months ended August 31, 2008. For the nine months ended August 31, 2009, the managed segment and credit card net charge-off rates were 7.56% and 7.74%, respectively, up 272 and 284 basis points, respectively, from the comparable prior year period.

Third-Party Payments

Transaction volumes, revenues and expenses in the Third-Party Payments segment grew in the third quarter of 2009 from the third quarter 2008, primarily as a result of the inclusion of an additional month of Diners Club results in third quarter 2009 as compared to third quarter 2008, as we acquired Diners Club on June 30, 2008. Transaction volume of $35.9 billion and $107.8 billion during the three and nine months ended August 31, 2009, respectively, was up $0.6 billion and $16.7 billion from the three and nine months ended August 31, 2008, respectively. Higher transaction volumes in the three months ended August 31, 2009 were largely driven by the inclusion of an additional month of Diners Club transaction volume in the third quarter of 2009 as compared to third quarter 2008, offset by lower sales volume from third-party issuers and a 1% decline in PULSE volumes. The nine months ended August 31, 2009 also benefited from the inclusion of Diners Club transaction volume in addition to higher activity from new and existing financial institutions on the PULSE network, partially offset by lower third-party issuer volume as a result of lower gasoline prices and lower overall spending.

These higher volumes drove increases in revenues, which were $61.4 million and $180.8 million for the three and nine months ended August 31, 2009, respectively, up $6.1 million and $52.9 million, respectively, from the three and nine months ended August 31, 2008. Higher revenues in the three and nine months ended August 31, 2009 were driven by the inclusion of an additional month of Diners Club revenues in the third quarter 2009 as compared to third quarter 2008. Higher revenues in the nine months ended August 31, 2009 were also driven by higher PULSE transaction volume and higher fee income allocated to the Third-Party Payments segment. The nine months ended August 31, 2008, included $5.2 million in revenue related to two separate one-time contractual payments. Operating expenses were $34.2 million and $98.0 million for the three and nine months ended August 31, 2009, respectively, up 28% and 46%, respectively, as compared to the three and nine months ended August 31, 2008. Both increases were driven by the inclusion of Diners Club in addition to international marketing expenses.

GAAP to Managed Data Reconciliation

Our senior management evaluates business performance and allocates resources using financial data that is presented on a managed basis. Securitized loans against which beneficial interests have been issued to third parties are removed from our GAAP statements of financial condition. Instances in which a wholly-owned subsidiary of Discover Bank acquires certificated beneficial interests in securitization transactions result in a reduction to loan receivables of the amount of the retained interest and a corresponding increase in investment securities. The portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer recorded in our GAAP statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions. We do not establish an allowance for loan losses on our securitized loans, although a factor for uncollectibility is incorporated into the initial gain on sale of securitized loans.

The managed basis presentation generally reverses the effects of securitization transactions; however, there are certain assets that arise from securitization transactions that are not reversed. Specifically, these assets are the cash collateral accounts that provide credit enhancement to the investors in certain transactions and cardmember payments allocated to the securitized loans, both of which are held at the trusts. These assets also include the interest-only strip receivable, which reflects the estimated fair value of the excess cash flows allocated to securitized loans and retained certificated beneficial interests. Income derived from these assets representing interest earned on accounts at the trusts, changes in the fair value of the interest-only strip receivable, and interest income on investment securities also are not reversed in a managed presentation.

Managed loan data is relevant because we service the securitized and owned loans, and the related accounts, in the same manner without regard to ownership of the loans. Management believes it is useful for investors to consider the credit performance of the entire managed loan portfolio to understand the quality of loan originations and the related credit risks inherent in the owned portfolio and retained interests in securitizations. Loan receivables on a GAAP (or owned) basis and related performance measures, including yield, charge-offs and delinquencies can vary from those presented on a managed basis. Generally, loan receivables included in the securitization trusts are derived from accounts that are more seasoned, while owned loan receivables represent a greater concentration of newer accounts. The seasoning of an account is measured by the age of the account relationship. In comparison to more seasoned accounts, loan receivables of newer accounts typically have lower charge-offs and delinquencies and carry lower interest yields resulting from introductory offers to new cardmembers, though such offers have been substantially reduced in recent periods.

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

Reconciliation of GAAP to Managed Data

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
	(dollars in thousands)
Loan Receivables
Total Loans
GAAP Basis	$25,489,809	$21,767,483	$25,489,809	$21,767,483
Securitization Adjustment	25,414,036	28,659,822	25,414,036	28,659,822

Managed Basis	$50,903,845	$50,427,305	$50,903,845	$50,427,305

Average Total Loans
GAAP Basis	$26,380,203	$21,053,804	$27,454,927	$20,820,031
Securitization Adjustment	24,590,853	27,965,279	23,868,274	27,629,914

Managed Basis	$50,971,056	$49,019,083	$51,323,201	$48,449,945

Interest Yield
GAAP Basis	12.10%	11.41%	11.62%	10.72%
Securitization Adjustment	13.40%	13.61%	13.22%	14.00%
Managed Basis	12.73%	12.67%	12.36%	12.59%

Net Principal Charge-off Rate
GAAP Basis	8.05%	4.76%	7.30%	4.36%
Securitization Adjustment	8.77%	5.54%	7.85%	5.21%
Managed Basis	8.39%	5.20%	7.56%	4.84%

Delinquency Rate (over 30 days)
GAAP Basis	4.86%	3.58%	4.86%	3.58%
Securitization Adjustment	5.35%	4.06%	5.35%	4.06%
Managed Basis	5.10%	3.85%	5.10%	3.85%

Delinquency Rate (over 90 days)
GAAP Basis	2.46%	1.73%	2.46%	1.73%
Securitization Adjustment	2.74%	2.00%	2.74%	2.00%
Managed Basis	2.60%	1.88%	2.60%	1.88%

Credit Card Loans
Credit Card Loans
GAAP Basis	$22,721,603	$20,688,685	$22,721,603	$20,688,685
Securitization Adjustment	25,414,036	28,659,822	25,414,036	28,659,822

Managed Basis	$48,135,639	$49,348,507	$48,135,639	$49,348,507

Average Credit Card Loans
GAAP Basis	$24,051,037	$20,202,845	$25,459,830	$20,205,528
Securitization Adjustment	24,590,853	27,965,279	23,868,274	27,629,914

Managed Basis	$48,641,890	$48,168,124	$49,328,104	$47,835,442

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
	(dollars in thousands)
Interest Yield
GAAP Basis	12.56%	11.45%	11.91%	10.73%
Securitization Adjustment	13.40%	13.61%	13.22%	14.00%
Managed Basis	12.99%	12.70%	12.54%	12.62%

Net Principal Charge-off Rate
GAAP Basis	8.48%	4.92%	7.63%	4.47%
Securitization Adjustment	8.77%	5.54%	7.85%	5.21%
Managed Basis	8.63%	5.28%	7.74%	4.90%

Delinquency Rate (over 30 days)
GAAP Basis	5.27%	3.72%	5.27%	3.72%
Securitization Adjustment	5.35%	4.06%	5.35%	4.06%
Managed Basis	5.31%	3.92%	5.31%	3.92%

Delinquency Rate (over 90 days)
GAAP Basis	2.70%	1.81%	2.70%	1.81%
Securitization Adjustment	2.74%	2.00%	2.74%	2.00%
Managed Basis	2.72%	1.92%	2.72%	1.92%

Critical Accounting Estimates

In preparing our consolidated financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain cases, could have a material adverse effect on our consolidated financial condition. Management has identified the estimates related to allowance for loan losses, our interest-only strip receivable, the valuation of certain certificated retained interests in Discover Card Execution Note Trust (“DCENT”), the accrual of cardmember rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment and the accrual of income taxes as critical accounting estimates.

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

Earnings Summary

The following table outlines changes in the consolidated statements of income for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2009 vs. 2008 increase (decrease)		For the Nine Months Ended August 31,		2009 vs. 2008 increase (decrease)
	2009	2008	$	%	2009	2008	$	%
Interest income	$833,217	$681,692	$151,525	22%	$2,506,994	$1,956,557	$550,437	28%
Interest expense	304,401	305,643	(1,242)	0%	937,126	958,332	(21,206)	(2%)

Net interest income	528,816	376,049	152,767	41%	1,569,868	998,225	571,643	57%
Provision for loan losses	380,999	364,838	16,161	4%	1,962,673	881,439	1,081,234	123%

Net interest income after provision for loan losses	147,817	11,211	136,606	NM	(392,805)	116,786	(509,591)	NM
Other income	1,315,960	875,121	440,839	50%	3,587,036	2,695,557	891,479	33%
Other expense	523,838	612,547	(88,709)	(14%)	1,643,589	1,821,715	(178,126)	(10%)

Income from continuing operations before income tax expense	939,939	273,785	666,154	NM	1,550,642	990,628	560,014	57%
Income tax expense	362,485	94,885	267,600	NM	626,994	371,356	255,638	69%

Income from continuing operations	$577,454	$178,900	$398,554	NM	$923,648	$619,272	$304,376	49%

Income from continuing operations for the three and nine months ended August 31, 2009 was $577.5 million and $923.6 million, respectively. Income from continuing operations was influenced by loan growth, an increase in the reserve rate, income from the Visa and MasterCard antitrust settlement and lower operating expenses. These factors, as well as other factors impacting our results, are discussed further below and in “—Key Highlights” above.

Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets which we own and the interest expense incurred to finance those assets. Net interest margin represents interest income, net of interest expense, as a percentage of total interest-earning assets on an annualized basis. Our interest-earning assets consist of: (i) loan receivables, (ii) our liquidity reserve which includes amounts on deposit with the Federal Reserve, highly rated certificates of deposit, and triple-A rated government mutual funds, (iii) certain retained interests in securitization transactions included in amounts due from asset securitization, and (iv) investment securities. Interest-earning assets do not include investors’ interests in securitization transactions that have been transferred to third parties since they are not assets which we own. Similarly, interest income does not include the interest yield on the related loans. Our interest-bearing liabilities consist primarily of deposits, both brokered and direct. Net interest income is influenced by the following:

•

The level and composition of interest-earning assets and liabilities, including the percentage of floating rate credit card loan receivables we own and the percentage of floating rate liabilities we owe;

•	Changes in the interest rate environment, including the levels of interest rates and the relationship between interest rate indices, such as the prime rate and federal funds rate;

•	Credit performance of our loans, particularly with regard to charge-offs of finance charges which reduce interest income; and

•	The terms of certificates of deposit upon initial offering, including maturity and interest rate.

For the Three Months Ended August 31, 2009 and 2008

During the three months ended August 31, 2009, net interest income grew $152.8 million, or 41%, compared to the three months ended August 31, 2008. During the same periods, our net interest margin and interest rate spread increased to 5.28% and 4.40%, up from 4.57% and 3.76%, respectively. A higher level of on-balance sheet loans was the largest factor driving the increased net interest income, which, along with other factors, is discussed further below.

Interest income on credit card loans increased $180.1 million from the third quarter of 2008 as a result of retaining more loan receivables on-balance sheet as securitized receivables matured, as well as an increase in interest yield of 111 basis points. The increase in yield was the result of higher interest rates on standard balances and a substantial reduction in promotional rate balances. This was partially offset by rising interest charge-offs, which increased 80.7% to $114.8 million in third quarter 2009 compared to third quarter 2008, due to the deterioration in the current economic environment as well as a higher level of on-balance sheet loans.

Interest income on other consumer loans increased $20.8 million from the third quarter of 2008 reflecting growth in both personal and student loans partially offset by a 319 basis point decrease in interest yield. The yield decreased as the proportion of student loans, which bear lower interest rates than personal loans, as a component of total other consumer loans increased.

Interest income on other assets decreased $49.3 million from the third quarter of 2008, reflecting the unfavorable impact of the lower interest rate environment on our liquidity reserve and amounts due from asset securitization.

Interest expense had a minimal impact on net interest income as lower cost of funds was largely offset by a higher level of deposit funding. Beginning in the second half of 2008, we increased our deposit issuance in order to fund more loan receivables on-balance sheet as a result of securitization maturities. Since that time, benchmark interest rates have declined, also driving down deposit rates. These lower deposit rates contributed to a 62 basis point decline in the cost of deposit funding in third quarter 2009 compared to third quarter 2008.

For the Nine Months Ended August 31, 2009 and 2008

For the nine months ended August 31, 2009, net interest income grew $571.6 million, or 57%, compared to the nine months ended August 31, 2008. During the same periods, our net interest margin and interest rate spread increased to 5.27% and 4.42%, respectively, up from 4.09% and 3.29%, respectively. A higher level of on-balance sheet loans was the largest factor driving the increased net interest income, which, along with other factors, is discussed further below.

Interest income on credit card loans grew $647.0 million from the nine months ended August 31, 2008, as a result of retaining more loan receivables on-balance sheet as securitized receivables matured, in addition to a 118 basis point increase in interest yield. This increase in yield was driven by the inclusion of balance transfer fees in interest income beginning in the third quarter of 2008, an increase in interest rates on standard balances and a reduction in promotional rate offers. This was partially offset by rising interest charge-offs, which increased 99.1% to $363.8 million in third quarter 2009 compared to third quarter 2008, due to the deterioration in the current economic environment as well as a higher level of on-balance sheet loans.

Interest income on other consumer loans increased $71.2 million from the nine months ended August 31, 2008 reflecting growth in both personal and student loans partially offset by a 244 basis point decrease in interest yield. The yield decreased as the proportion of student loans, which bear lower interest rates than personal loans, as a component of total other consumer loans increased.

Interest income on other assets decreased $167.8 million from the nine months ended August 31, 2008, reflecting the unfavorable impact of the lower interest rate environment on our liquidity reserve and amounts due from asset securitization.

Lower interest expense and a lower cost of funds also contributed to higher net interest income. Beginning in the second half of 2008, we increased our deposit issuance in order to fund more loan receivables on-balance sheet as a result of securitization maturities. Since that time, benchmark interest rates have declined, also driving down deposit rates. These lower deposit rates contributed to a 56 basis point decline in our deposit funding costs in the nine months ended August 31, 2009 compared to the prior year period, which resulted in lower interest expense. However, the decline in interest expense was largely offset by the increase in the same caused by the level of deposit funding and a special industry-wide FDIC deposit insurance assessment, which for us was $16 million.

The following tables provide further analysis of net interest income, net interest margin and the impact of rate and volume changes (dollars in thousands):

Average Balance Sheet Analysis

	For the Three Months Ended
	August 31, 2009			August 31, 2008
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Interest-earning deposits in other banks	$9,349,825	0.27%	$6,283	$5,555,331	2.26%	$31,551
Federal Funds sold	—	—	—	3,041,721	2.16%	16,527
Investment securities	1,593,805	4.50%	18,062	1,062,374	5.38%	14,372
Loan Receivables:(1)
Credit cards(2)	24,051,037	12.56%	761,477	20,202,845	11.45%	581,417
Other	2,329,166	7.39%	43,397	850,959	10.58%	22,630

Total loan receivables	26,380,203	12.10%	804,874	21,053,804	11.41%	604,047
Other interest-earning assets	2,437,304	0.65%	3,998	2,043,924	2.96%	15,195

Total interest-earning assets	39,761,137	8.31%	833,217	32,757,154	8.28%	681,692
Allowance for loan losses	(1,921,008)			(859,279)
Other assets	4,332,432			3,069,261
Assets of discontinued operations	—			104,014

Total assets	$42,172,561			$35,071,150

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(3)	$25,094,285	4.32%	$273,510	$20,814,101	4.93%	257,756
Money market deposits	3,935,227	1.54%	15,299	4,193,590	2.75%	29,027
Other interest-bearing deposits	150,851	1.86%	709	36,538	0.85%	78

Total interest-bearing deposits	29,180,363	3.94%	289,518	25,044,229	4.56%	286,861
Borrowings:
Short-term borrowings	16,304	0.24%	10	(175)	—	—
Long-term borrowings	1,620,646	3.64%	14,873	1,861,695	4.01%	18,782

Total borrowings	1,636,950	3.61%	14,883	1,861,520	4.01%	18,782

Total interest-bearing liabilities	30,817,313	3.92%	304,401	26,905,749	4.52%	305,643
Other liabilities and stockholders’ equity:
Liabilities of discontinued operations	—			8,428
Other liabilities and stockholders’ equity	11,355,248			8,156,973

Total other liabilities and stockholders’ equity	11,355,248			8,165,401

Total liabilities and stockholders’ equity	$42,172,561			$35,071,150

Net interest income			$528,816			$376,049

Net interest margin(4)		5.28%			4.57%
Interest rate spread(5)		4.40%			3.76%

	For the Nine Months Ended
	August 31, 2009			August 31, 2008
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Interest-earning deposits in other banks	$8,404,777	0.66%	$41,342	$4,331,181	2.71%	$88,227
Federal Funds sold	112,956	3.85%	3,262	3,792,038	2.94%	83,868
Investment securities	1,434,401	4.79%	51,606	825,931	5.15%	31,985
Loan Receivables:(1)
Credit cards(2)	25,459,830	11.91%	2,276,152	20,205,528	10.73%	1,629,161
Other	1,995,097	7.96%	119,271	614,503	10.40%	48,033

Total loan receivables	27,454,927	11.62%	2,395,423	20,820,031	10.72%	1,677,194
Other interest-earning assets	2,291,937	0.89%	15,361	2,720,941	3.68%	75,283

Total interest-earning assets	39,698,998	8.41%	2,506,994	32,490,122	8.01%	1,956,557
Allowance for loan losses	(1,824,834)			(829,134)
Other assets	3,580,461			2,920,965
Assets of discontinued operations	—			1,756,000

Total assets	$41,454,625			$36,337,953

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(3)	$24,409,522	4.60%	842,592	$20,566,987	5.04%	778,918
Money market deposits	4,107,967	1.66%	51,190	4,413,010	3.31%	109,837
Other interest-bearing deposits	73,947	1.77%	985	42,894	1.07%	346

Total interest-bearing deposits	28,591,436	4.17%	894,767	25,022,891	4.73%	889,101
Borrowings:
Short-term borrowings	1,115,584	0.30%	2,538	4,658	3.86%	135
Long-term borrowings	1,569,756	3.38%	39,821	1,946,686	4.72%	69,096

Total borrowings	2,685,340	2.10%	42,359	1,951,344	4.72%	69,231

Total interest-bearing liabilities	31,276,776	3.99%	937,126	26,974,235	4.73%	958,332
Other liabilities and stockholders’ equity:
Liabilities of discontinued operations	—			1,288,822
Other liabilities and stockholders’ equity	10,177,849			8,074,896

Total other liabilities and stockholders’ equity	10,177,849			9,363,718

Total liabilities and stockholders’ equity	$41,454,625			$36,337,953

Net interest income			$1,569,868			$998,225

Net interest margin(4)		5.27%			4.09%
Interest rate spread(5)		4.42%			3.29%

(1)	Average balances of loan receivables include non-accruing loans and these loans are therefore included in the yield calculations. If these balances were excluded, there would not be a material impact on the amounts reported above.
(2)	Interest income on credit card loans includes $32.9 million and $33.3 million of amortization of balance transfer fees for the three months ended August 31, 2009 and 2008, respectively, and $105.2 million and $33.3 million for the nine months ended August 31, 2009 and 2008, respectively.
(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed rate funding to floating rate funding.
(4)	Net interest margin represents net interest income as a percentage of total interest-earning assets on an annualized basis.
(5)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended August 31, 2009 vs. August 31, 2008			For the Nine Months Ended August 31, 2009 vs. August 31, 2008
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in net interest income due to changes in:
Interest-earning assets:
Interest-earning deposits in other banks	$85,605	$(110,873)	$(25,268)	$72,636	$(119,521)	$(46,885)
Federal Funds sold	(8,264)	(8,263)	(16,527)	(113,285)	32,679	(80,606)
Investment securities	16,937	(13,247)	3,690	23,367	(3,746)	19,621
Loans:
Credit cards	119,249	60,811	180,060	454,907	192,084	646,991
Other consumer loans	63,926	(43,159)	20,767	91,652	(20,414)	71,238

Total loans	183,175	17,652	200,827	546,559	171,670	718,229
Other interest-earning assets	16,447	(27,644)	(11,197)	(10,323)	(49,599)	(59,922)

Total interest income	293,900	(142,375)	151,525	518,954	31,483	550,437
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	167,137	(151,383)	15,754	167,089	(103,414)	63,675
Money market deposits	(1,686)	(12,042)	(13,728)	(7,137)	(51,510)	(58,647)
Other interest-bearing deposits	457	174	631	337	301	638

Total interest-bearing deposits	165,908	(163,251)	2,657	160,289	(154,623)	5,666
Borrowings:
Short-term borrowings	10	—	10	2,724	(321)	2,403
Long-term borrowings	(2,277)	(1,632)	(3,909)	(11,852)	(17,423)	(29,275)

Total borrowings	(2,267)	(1,632)	(3,899)	(9,128)	(17,744)	(26,872)

Total interest expense	163,641	(164,883)	(1,242)	151,161	(172,367)	(21,206)

Net interest income	$130,259	$22,508	$152,767	$367,793	$203,850	$571,643

(1)	The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality

Loan receivables consist of the following (dollars in thousands):

	August 31, 2009	November 30, 2008
Credit card loans:
Discover Card	$22,290,549	$23,348,134
Discover Business Card	431,054	466,173

Total credit card loans	22,721,603	23,814,307
Other consumer loans:
Personal loans	1,279,162	1,028,093
Student loans	1,419,513	299,929
Other	69,531	74,282

Total other consumer loans	2,768,206	1,402,304

Total loan receivables	25,489,809	25,216,611
Allowance for loan losses	(1,832,360)	(1,374,585)

Net loan receivables	$23,657,449	$23,842,026

Provision and Allowance for Loan Losses

Provision for loan losses is the expense related to maintaining the allowance for loan losses at a level adequate to absorb the estimated probable losses in the loan portfolio at each period end date. Factors that influence the provision for loan losses include:

•	The impact of general economic conditions on the consumer, including unemployment levels, bankruptcy trends and interest rate movements;

•	Changes in consumer spending and payment behaviors;

•	Changes in our loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio;

•	The level and direction of historical and anticipated loan delinquencies and charge-offs;

•	The credit quality of the loan portfolio, which reflects, among other factors, our credit granting practices and effectiveness of collection efforts; and

•	Regulatory changes or new regulatory guidance.

In calculating the allowance for loan losses, we estimate probable losses separately for segments of the loan portfolio that have similar risk characteristics. For our credit card loans, we use a migration analysis to determine the likelihood that a loan receivable will progress through various stages of delinquency to charge off. An estimated charge-off ratio is then applied to each delinquency category to derive an estimated reserve rate. To determine if any adjustments should be made to the reserve rate derived from the migration analysis, we consider current economic trends as well as the difference between actual charge-offs and what was estimated to be charged off in recent periods. For our other consumer loans, we consider historical and forecasted losses in estimating the related allowance for loan losses.

For the three months ended August 31, 2009, the provision for loan losses increased $16.2 million, or 4%, compared with the three months ended August 31, 2008, reflecting higher net charge-offs largely offset by a decrease in the allowance for loan losses. Higher net charge-offs are a result of the deterioration in the current economic environment, and are discussed further in “—Net Charge-offs” and “—Delinquencies” below. At August 31, 2009, the allowance for loan losses was $1.8 billion, a decrease of $154.1 million from the second quarter. This decrease reflects a $2.0 billion decline in the level of on-balance sheet loans in the quarter as a result of securitization activities as well as the impact of an increase in government guaranteed student loans during the quarter. Such student loans carry little default risk as they are 97% guaranteed by the federal government under the Federal Family Education Loan Program. Therefore, these loans are reserved at a significantly lower rate than the remaining portfolio.

For the nine months ended August 31, 2009, the provision for loan losses increased $1.1 billion, or 123%, compared with the nine months ended August 31, 2008, reflecting higher net charge-offs and an increase in the level of allowance for loan losses. Higher net charge-offs are a result of the deterioration of the credit quality in the loan portfolio, and are discussed further in “—Net Charge-offs” and “—Delinquencies” below. In the nine months ended August 31, 2009, we added $457.8 million to the allowance for loan losses, largely due to an increase in the reserve rate, which is attributable to higher charge-off and delinquency trends, discussed below.

The following table provides changes in the Company’s allowance for loan losses by loan type for the three and nine months ended August 31, 2009 and August 31, 2008 (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
Balance at beginning of period	$1,986,473	$846,775	$1,374,585	$759,925
Provision for loan losses:
Credit card loans	354,408	348,310	1,877,327	841,553
Other consumer loans	26,591	16,528	85,346	39,886

Total provision for loan losses	380,999	364,838	1,962,673	881,439
Charge-offs:
Credit card loans	(559,672)	(290,108)	(1,604,491)	(803,951)
Other consumer loans	(21,179)	(2,287)	(46,559)	(3,085)

Total charge-offs	(580,851)	(292,395)	(1,651,050)	(807,036)
Recoveries:
Credit card loans	45,486	40,420	145,503	125,032
Other consumer loans	253	131	649	409

Total recoveries	45,739	40,551	146,152	125,441

Net charge-offs	(535,112)	(251,844)	(1,504,898)	(681,595)

Balance at end of period	$1,832,360	$959,769	$1,832,360	$959,769

The following table provides the allocation of the allowance for loan losses by loan type at August 31, 2009 and November 30, 2008 (dollars in thousands):

	August 31, 2009		November 30, 2008
	$	%	$	%
Credit card loans	$1,736,150	94.7%	$1,317,811	95.9%
Other loans	96,210	5.3%	56,774	4.1%

Total allowance for loan losses	$1,832,360	100.0%	$1,374,585	100.0%

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

The following table presents amounts and rates of net charge-offs of loan receivables (dollars in thousands):

	For the Three Months Ended August 31,				For the Nine Months Ended August 31,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
Credit card loans	$514,186	8.48%	$249,688	4.92%	$1,458,988	7.63%	$678,919	4.47%
Other loans	20,926	3.56%	2,156	1.01%	45,910	3.07%	2,676	0.58%

Total net charge-offs	$535,112	8.05%	$251,844	4.76%	$1,504,898	7.30%	$681,595	4.36%

The net charge-off rate on our loan receivables increased 329 basis points and 294 basis points for the three and nine months ended August 31, 2009, respectively, as compared to the comparable prior year periods. The higher net charge-off rate was due to higher delinquencies beginning in the fourth quarter of 2008 and lower recovery rates, reflecting the weakening economic environment as a result of rising unemployment, declining housing prices and the decrease in the availability of consumer credit, as well as an increase in bankruptcy-related charge-offs.

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

The following table presents the amounts and delinquency rates of loan receivables over 30 days past due, loan receivables over 90 days delinquent and accruing interest and loan receivables that are not accruing interest, regardless of delinquency (dollars in thousands):

	August 31, 2009		November 30, 2008
	$	%	$	%
Loans over 30 days delinquent	$1,237,636	4.86%	$1,096,627	4.35%
Loans over 90 days delinquent and accruing interest	$524,875	2.06%	$444,324	1.76%
Loans not accruing interest	$218,543	0.86%	$173,123	0.69%

The delinquency rates of loans over 30 days delinquent and loans over 90 days delinquent and accruing interest increased 51 basis points and 30 basis points, respectively, at August 31, 2009, as compared to November 30, 2008. The increase in both measures reflected the impact of the weaker economic environment on our cardmembers’ ability to pay their loan balances. Delinquency rates normally rise as charge-offs rise, however, since the third quarter 2008, we have been experiencing a pattern of charge-offs rising faster than delinquencies. This pattern is the result of having a higher proportion of balances move from a delinquent status to charge-off than in historical periods. The movement from delinquent status to charge-off has increased as more cardmembers are unable to become current on their past-due accounts and as more cardmembers declare bankruptcy. Loan receivables not accruing interest at August 31, 2009 increased 17 basis points to 0.86%, as compared to November 30, 2008, as a result of an increase in bankruptcy notifications.

Other Income

The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2009 vs. 2008 increase (decrease)		For the Nine Months Ended August 31,		2009 vs. 2008 increase (decrease)
	2009	2008	$	%	2009	2008	$	%
Securitization income	$567,288	$629,046	$(61,758)	(10%)	$1,310,435	$1,970,574	$(660,139)	(33%)
Loan fee income	75,528	56,514	19,014	34%	195,843	198,611	(2,768)	(1%)
Discount and interchange revenue(1)	51,641	41,480	10,161	24%	208,802	158,899	49,903	31%
Fee products	78,875	61,124	17,751	29%	228,899	179,583	49,316	27%
Merchant fees	10,716	16,183	(5,467)	(34%)	35,289	52,876	(17,587)	(33%)
Transaction processing revenue	31,839	31,085	754	2%	93,309	87,444	5,865	7%
Loss on investments	(7,422)	(5,325)	(2,097)	39%	(9,239)	(37,789)	28,550	(76%)
Antitrust litigation settlement	472,167	—	472,167	100%	1,419,783	—	1,419,783	100%
Other income	35,328	45,014	(9,686)	(22%)	103,915	85,359	18,556	22%

Total other income	$1,315,960	$875,121	$440,839	50%	$3,587,036	$2,695,557	$891,479	33%

(1)	Net of rewards, including Cashback Bonus rewards, of $173.8 million and $190.0 million for the three months ended August 31, 2009 and 2008, respectively, and $498.8 million and $521.1 million for the nine months ended August 31, 2009 and 2008, respectively.

Total other income increased $440.8 million, or 50%, for the three months ended August 31, 2009, as compared to the three months ended August 31, 2008, primarily as a result of $472.2 million in income related to the Visa and MasterCard antitrust litigation settlement, partially offset by lower securitization income. For the nine months ended August 31, 2009, total other income increased $891.5 million, or 33%, as compared to the nine months ended August 31, 2008, largely because of $1.4 billion in income related to the Visa and MasterCard antitrust litigation settlement, partially offset by lower securitization income. Discussion of these key drivers as well as other factors are discussed in more detail below.

Securitization Income

Securitization income is a significant source of our income and is derived through the securitization and continued servicing of a portion of the credit card loan receivables we originated. Currently, the issuance of asset-backed securities to investors has the effect of removing the owned loan receivables from our consolidated statements of financial condition. Also, portions of net interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer reported in our statements of income; however, they remain significant factors in determining securitization income we receive on our residual interests in those transactions. We allocate the cash flows derived from interest and loan fee revenue and, in recent years, merchant discount and interchange revenue earned on securitized loans (see further discussion of merchant discount and interchange revenue below) to investors in securitizations. These cash flows are used to pay investors in the transactions a contractual rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans, net of recoveries, and to pay us a contractual fee for servicing the securitized loans. Any excess cash flows, referred to as excess spread, are paid to us. Both servicing fees and excess spread are recorded in securitization income. Securitization income also includes the net revaluation of the interest-only strip receivable and certain other retained interests, reflecting adjustments to the fair values of the retained interests that result from changes in the level of securitized loans and assumptions used to value the retained interests.

In November 2004, we began allocating merchant discount and interchange revenue to any new securitization transaction completed in accordance with revisions to governing securitization documents. Prior thereto, we did not allocate merchant discount and interchange revenue to investors in securitizations. In July 2009, we began allocating merchant discount and interchange to all securitization transactions, regardless of whether the transactions were initiated before or after November 2004.

Beginning December 1, 2009, credit card loan receivables held by the securitization trusts and debt issued from those entities to third-party investors will be presented as assets and liabilities on our consolidated statements of financial condition, and our results of operations will no longer reflect securitization income, but will instead report interest income and provisions for loan losses associated with all managed loan receivables and interest expense associated with debt issued from the trusts to third-party investors. For more information, see “—Accounting Treatment for Off-Balance Sheet Securitizations.”

The table below presents the components of securitization income (dollars in thousands):

	For the Three Months Ended August 31,		2009 vs. 2008 increase (decrease)			For the Nine Months Ended August 31,		2009 vs. 2008 increase (decrease)
	2009	2008	$	%		2009	2008	$	%
Excess spread	$379,934	$528,862	$(148,928)	(28%)		$1,091,974	$1,573,192	$(481,218)	(31%)
Servicing fees on securitized loans	123,878	139,592	(15,714)	(11%)		357,195	416,248	(59,053)	(14%)
Net revaluation of retained interests	68,880	(33,513)	102,393	N	M	(122,315)	(2,989)	(119,326)	N	M
Other (principally transaction costs)	(5,404)	(5,895)	491	8%		(16,419)	(15,877)	(542)	(3%)

Securitization income	$567,288	$629,046	$(61,758)	(10%)		$1,310,435	$1,970,574	$(660,139)	(33%)

For the three months ended August 31, 2009, securitization income decreased $61.8 million, or 10%, as compared to the three months ended August 31, 2008. For the nine months ended August 31, 2009, securitization income decreased $660.1 million, or 33%, as compared to the nine months ended August 31, 2008. These decreases are primarily attributable to a lower excess spread on securitized loans and a decrease in the net revaluation of retained interests through the second quarter of 2009, which are detailed further in the tables and discussion below. For the three and nine months ended August 31, 2009, the level of average securitized loans was $3.4 billion and $3.8 billion lower than the comparable prior year periods as a result of maturing securitized loans coming back on-balance sheet.

Excess spread. The following table provides the components of excess spread (dollars in thousands):

	For the Three Months Ended August 31,		2009 vs. 2008 increase (decrease)		For the Nine Months Ended August 31,		2009 vs. 2008 increase (decrease)
	2009	2008	$	%	2009	2008	$	%
Interest income on securitized loans	$830,864	$956,558	$(125,694)	(13%)	$2,368,388	$2,907,005	$(538,617)	(19%)
Interest paid to investors in asset-backed securities	(88,241)	(229,244)	141,003	62%	(307,996)	(796,137)	488,141	61%

Net interest income	742,623	727,314	15,309	2%	2,060,392	2,110,868	(50,476)	(2%)
Other fee revenue on securitized loans	304,617	330,330	(25,713)	(8%)	795,436	959,766	(164,330)	(17%)
Net charge-offs on securitized loans	(543,428)	(389,190)	(154,238)	(40%)	(1,406,659)	(1,081,194)	(325,465)	(30%)

Net revenues on securitized loans	503,812	668,454	(164,642)	(25%)	1,449,169	1,989,440	(540,271)	(27%)
Servicing fees on securitized loans	(123,878)	(139,592)	15,714	11%	(357,195)	(416,248)	59,053	14%

Excess spread	$379,934	$528,862	$(148,928)	(28%)	$1,091,974	$1,573,192	$(481,218)	(31%)

For the three months ended August 31, 2009, excess spread on securitized loans decreased $148.9 million, or 28%, as compared to the three months ended August 31, 2008. For the nine months ended August 31, 2009, excess spread on securitized loans decreased $481.2 million, or 31%, as compared to the nine months ended August 31, 2008. The decrease in both periods was partially attributable to higher net charge-offs due to the current economic environment. Additionally, lower other fee revenue on securitized loans, somewhat offset by lower servicing fees, were the result of the lower level of securitized loans.

Servicing fees on securitized loans. We are paid a servicing fee from the cash flows generated by the securitized loans. Servicing fees are paid to us for servicing the transferred loan receivables in accordance with contractual requirements. These cash flows include interest income and loan fee income and, effective with trust actions taken in July 2009, discount and interchange revenue for all securitized loans. For the three and nine months ended August 31, 2009, servicing fees decreased $15.7 million, or 11%, and $59.1 million, or 14%, respectively, from the prior year due to a lower level of securitized loans outstanding during the period.

Net revaluation of retained interests. The components of net revaluation of retained interests are summarized in the table below (dollars in thousands):

	For the Three Months Ended August 31,		2009 vs. 2008 increase (decrease)	For the Nine Months Ended August 31,		2009 vs. 2008 increase (decrease)
	2009	2008		$2009	2008	$
Initial gain on new securitization transactions(1)	$7,887	$9,785	$(1,898)	$8,842	$71,872	$(63,030)
Revaluation of retained interests	60,993	(43,298)	104,291	(131,157)	(74,861)	(56,296)

Net revaluation of retained interests	$68,880	$(33,513)	$102,393	$(122,315)	$(2,989)	$(119,326)

(1)	Net of issuance discounts, as applicable.

The net revaluation of retained interests for the three months ended August 31, 2009 increased $102.4 million, as compared to the three months ended August 31, 2008. For the three months ended August 31, 2009 we had $1.5 billion of new third-party securitization transactions, which resulted in an initial gain of $7.9 million. For the three months ended August 31, 2008, we had $1.2 billion of new third-party securitization transactions, which resulted in $9.8 million of initial gains. The favorable revaluation of retained interests of $61.0 million during the three months ended August 31, 2009 was largely related to changes in assumptions used to value the interest-only strip receivable, including higher anticipated interest income on standard balances, as compared to the unfavorable revaluation of $43.3 million during the three months ended August 31, 2008, which was due to unfavorable changes in assumptions used to value the interest-only strip receivable and lower projected excess spread.

The net revaluation of retained interests for the nine months ended August 31, 2009 decreased $119.3 million, as compared to the nine months ended August 31, 2008. For the nine months ended August 31, 2009 we had $2.3 billion of new third-party securitization transactions, which resulted in an initial gain of $8.8 million. For the nine months ended August 31, 2008, we had $5.6 billion of new third-party securitization transactions, resulting in $71.9 million of initial gains. The unfavorable revaluation of $131.2 million during the nine months ended August 31, 2009 was largely related to changes in assumptions used to value the interest-only strip receivable, including higher projected charge-offs. The unfavorable revaluation of $74.9 million during the nine months ended August 31, 2008 was largely related to net gain amortization associated with the maturity of securitization transactions.

Loan Fee Income

Loan fee income consists primarily of fees on credit card loans and includes late, over-limit, cash advance and other miscellaneous fees. Loan fee income increased $19.0 million, or 34%, for the three months ended August 31, 2009, as compared to the three months ended August 31, 2008, due to increased income from late fees. Loan fee income decreased $2.7 million, or 1%, for the nine months ended August 31, 2009, as compared to the nine months ended August 31, 2008, as a result of deferring balance transfer fee income beginning in the second quarter of 2008, historically accounted for in loan fee income, partially offset by higher late fees.

Discount and Interchange Revenue

Discount and interchange revenue includes discount revenue and acquirer interchange net of interchange paid to third-party issuers in the United States. We earn discount revenue from fees charged to merchants with whom we have entered into card acceptance agreements for processing cardholder purchase transactions and acquirer interchange revenue from merchant acquirers on all Discover Network card transactions made by cardholders at merchants with whom merchant acquirers have entered into card acceptance agreements for processing cardholder purchase transactions. We incur an interchange cost to card issuing entities that have entered into contractual arrangements to issue cards on the Discover Network. This cost is contractually established and is based on the card issuing organization’s transaction volume and is reported as a reduction to discount and interchange revenue. We offer our cardmembers various reward programs, including the Cashback Bonus reward program, pursuant to which we pay certain cardmembers a percentage of their purchase amounts based on the type and volume of the cardmember’s purchases. Reward costs are recorded as a reduction to discount and interchange revenue.

Discount and interchange revenue increased $10.2 million, or 24%, and $49.9 million, or 31%, for the three and nine months ended August 31, 2009, respectively, compared to the three and nine months ended August 31, 2008. These increases were primarily attributable to higher revenues earned on a higher level of owned loans in the nine months ended August 31, 2009 as compared to the nine months ended August 31, 2008. Additionally, rewards costs were lower for the three and nine months ended August 31, 2009 as compared to the three and nine months ended August 31, 2008, due to a decline in sales volume partially offset by adjustments made in the third quarter of 2008 to the rewards liability for an increase in expected forfeitures of accumulated rewards.

Fee Products

We earn revenue related to fees received for selling ancillary credit-related products and services including debt deferment/debt cancellation and identity theft protection services to cardmembers. The amount of revenue recorded is generally based on a percentage of a cardmember’s outstanding balance or a flat fee and is recognized over the agreement or contract period as earned. Fee products income increased $17.8 million, or 29%, and $49.3 million, or 27%, for the three and nine months ended August 31, 2009, respectively, as compared to the three and nine months ended August 31, 2008, primarily related to an increase in the number of cardmembers that purchased these products and services as well as higher balances upon which the fees are based.

Loss on Investments

During the three and nine months ended August 31, 2009, we recorded a $7.4 million and a $8.2 million other-than-temporary impairment, respectively, related to our investment in the asset-backed commercial paper notes of Golden Key U.S. LLC, which invested in mortgage-backed securities. In comparison, the three and nine months ended August 31, 2008 reflected a $5.3 million and $36.6 million other-than-temporary impairment, respectively. See additional information on other-than-temporary-impairments recorded in the consolidated statements of income in Note 3: Investment Securities.

Antitrust Litigation Settlement

Amounts received in conjunction with the Visa and MasterCard antitrust litigation settlement, including related interest, are recorded in this line item when earned. We received payments of $472 million in each of the first three quarters of 2009 from Visa as payment in part for its portion of the settlement and accrued $4.2 million during the first three quarters of 2009 in related interest income. See additional information in “—Liquidity and Capital Resources—Special Dividend and Settlement of Visa and MasterCard Antitrust Litigation.” We entered into an agreement with Morgan Stanley at the time of our spin-off to give us sole control over the prosecution and settlement of the litigation and to determine how proceeds from the litigation would be shared. We have notified Morgan Stanley that it breached the agreement and the amount due to Morgan Stanley, if any, is a matter of dispute. The dispute is a subject of litigation between the parties. See “Part II. Other Information—Item 1. Legal Proceedings.”

Other Income

Other income includes revenues from the sale of merchant portfolios to third-party acquirers, royalty revenues earned by Diners Club, revenues from the referral of declined applications to certain third-party issuers on the Discover Network, unrealized gains and losses related to derivative contracts and other miscellaneous revenue items. Other income was down $9.7 million for the three months ended August 31, 2009 compared to the three months ended August 31, 2008, due to lower gains on sales of merchant portfolios and lower revenues from the referral of declined applications to third-party issuers. Other income increased $18.6 million for the nine months ended August 31, 2009 compared to August 31, 2008 due to the inclusion of approximately $58.6 million of revenue from Diners Club in the nine months ended August 31, 2009 compared to only $12.6 million in the prior period, as we acquired Diners Club on June 30, 2008. The increase in the nine months ended August 31, 2009 was partially offset by lower gains on sales of merchant portfolios and lower revenues from the referral of declined applications to third-party issuers.

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2009 vs. 2008 increase (decrease)		For the Nine Months Ended May 31,		2009 vs. 2008 increase (decrease)
	2009	2008	$	%	2009	2008	$	%
Employee compensation and benefits	$208,528	$222,426	$(13,898)	(6%)	$636,167	$658,086	$(21,919)	(3%)
Marketing and business development	77,814	137,928	(60,114)	(44%)	292,169	411,519	(119,350)	(29%)
Information processing and communications	67,679	76,675	(8,996)	(12%)	217,017	234,400	(17,383)	(7%)
Professional fees	83,746	82,775	971	1%	228,419	237,839	(9,420)	(4%)
Premises and equipment	18,437	20,274	(1,837)	(9%)	54,732	59,718	(4,986)	(8%)
Other expense	67,634	72,469	(4,835)	(7%)	215,085	220,153	(5,068)	(2%)

Total other expense	$523,838	$612,547	$(88,709)	(14%)	$1,643,589	$1,821,715	$(178,126)	(10%)

Total other expense decreased $88.7 million, or 14%, for the three months ended August 31, 2009, as compared to the three months ended August 31, 2008 and decreased $178.1 million, or 10%, for the nine months ended August 31, 2009, as compared to the nine months ended August 31, 2008. The decrease in both periods was primarily driven by lower marketing, compensation and information processing expenses, partially offset by the inclusion of $14.5 million and $30.8 million, respectively, of Diners Club expenses and the impact of a $20 million one-time expense related to a reduction in headcount. A reduction in new account acquisition effectively drove lower marketing expense as well as declines in other expense related to postage, supplies and credit bureau inquiry fees. Employee compensation and benefits expenses decreased as a result of lower discretionary expenses. Information processing and communications expenses declined due to lower data processing projects and lower telecommunication expenses.

Income Tax Expense

The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes and other, net of U.S. federal income tax benefits	3.5	3.4	3.4	3.2
State examinations and settlements	—	(3.9)	—	(1.1)
Valuation allowance—capital loss	—	—	1.5	—
Nondeductible compensation	0.1	—	0.5	—
Other	—	0.2	—	0.4

Effective income tax rate	38.6%	34.7%	40.4%	37.5%

In the second quarter of 2009, we recorded a valuation allowance of $23.7 million against deferred tax assets largely related to our assessment of the likelihood that the tax benefit of capital losses related to the sale of the Goldfish business in 2008 is no longer realizable. Additionally, in the second quarter of 2009, we recorded approximately $8 million of tax expense related to nondeductible stock-based compensation. These items resulted in additional tax expense for the nine months ended August 31, 2009.

Liquidity and Capital Resources

We monitor and review liquidity and capital management strategies seeking to maintain prudent levels of each. Our senior management reviews financial performance relative to these strategies, monitors the availability of alternative financing sources, evaluates liquidity risk and capital adequacy, and assesses the interest rate sensitivity of our assets and liabilities. Our liquidity and funding risk management strategies are designed to mitigate the risk that we may be unable to access adequate financing to fund our business and service our financial obligations when they come due. Liquidity risk is addressed through various funding criteria and targets that guide our access to the long-term and short-term debt and equity capital markets and various deposit distribution channels, the maturity profile of our liabilities, the diversity of our funding sources and investor base, as well as the level of our liquidity reserve.

Liquidity risk is assessed by several measures including our maturity profile. The maturities of the various funding instruments are reviewed during the funding planning and execution process to ensure the maturities are appropriately staggered. The mix of funding sources and the composition of our investor base are also reviewed during the funding process to assess whether there is appropriate diversification. Our primary funding sources include deposits (sourced directly or through brokers), term asset-backed securitizations, asset-backed commercial paper conduit financing and long-term borrowings.

Certain of our borrowing costs and the ability to raise funds in specific ratings sensitive markets are directly impacted by our credit ratings. A security rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings of Discover Financial Services, Discover Bank and the trusts through which we access the securitization markets are reflected in the table below:

	Discover Financial Services	Discover Bank	Outlook for Senior Unsecured Debt	Discover Card Master Trust I(2)			Discover Card Execution Note Trust(2)
	Senior Unsecured Debt	Senior Unsecured Debt		Class A	Class B		Class A	Class B		Class C
Moody’s Investors Service	Ba1	Baa3	Negative	Aaa	A2		Aaa	A2		Baa2
Standard & Poor’s	BBB-	BBB	Stable	AAA	AA		AAA	AA		A-
Fitch Ratings	BBB	BBB	Negative	AAA	A+	(1)	AAA	A+	(1)	BBB	(1)

(1)	Currently on ratings watch positive after our actions related to the trusts. See “—Funding Sources—Securitization Financing” below for more detail.
(2)	Ratings are for outstanding issuances of asset-backed securities issued by the trusts. On September 25, 2009, Moody’s Investor Service announced that it will likely place under review for downgrade the ratings of certain outstanding issuances of triple-A credit card asset-backed securities if the FDIC has not provided clarity with regard to its existing guidance on standards for legal isolation of the transferred assets at the time that FASB Statements No. 166 and 167 go into effect, which for us is December 1, 2009. See “—Funding Sources—Securitization Financing” below for more detail regarding the uncertainty over the FDIC guidance.

We maintain a process designed to evaluate our liquidity position and our vulnerabilities to disruptions in our funding markets. This process results in contingency funding plans that model a range of potential cash outflows during a liquidity stress event, including, but not limited to: (i) repayment of all debt maturing within an assumed stress period; (ii) expected funding requirements from receivable maintenance, growth and/or volatility; and (iii) customer cash withdrawals from interest-bearing deposits. Other potential liquidity stress events which are related to our securitization structures are described in “—Funding Sources—Securitization Financing.” Our contingency funding plans are designed to evaluate both short-term liquidity stress as well as a prolonged liquidity stress event. In a liquidity stress event, we would seek to increase deposits, liquidate investments and use contingent funding sources to meet our liquidity needs. At August 31, 2009, our contingent funding sources included approximately $10.6 billion in our liquidity reserve (primarily invested in amounts on deposit with the Federal Reserve, highly rated certificates of deposit, and triple-A rated government mutual funds), $1.5 billion of unutilized commitments from third-party asset-backed commercial paper conduits and $2.4 billion of unsecured committed credit. We increased our liquidity reserve by approximately $1.6 billion since the second quarter, in anticipation of approximately $17.7 billion of asset-backed securities and deposit maturities in 2010. In addition to these contingent sources, at August 31, 2009, we also had $6.4 billion of available capacity through the Federal Reserve discount window, which includes access to $3.2 billion through the Federal Reserve Term Auction Facility.

We continue to focus on maintaining a strong balance sheet with appropriate levels of capital and liquidity to fund operations. For the third quarter of 2009, we funded our business operations by utilizing multiple funding sources described in further detail below, relying primarily on direct-to-consumer deposit issuance and capital market transactions. Over the next 12 months, we expect to be able to satisfy all maturing obligations and fund business activities through access to our funding sources, relying primarily on deposit issuance. In the event that existing access to deposit channels and/or access to capital markets becomes disrupted during the next 12 months, we believe that we would be able to satisfy all maturing obligations and fund business operations during that time by utilizing our contingent funding sources, including our liquidity reserve, remaining asset-backed commercial paper conduit capacity, committed credit facility capacity and Federal Reserve discount window capacity.

While we potentially have access through March 2010 to an additional $10.2 billion of issuances of asset-backed securities through the TALF program, uncertainty over existing FDIC guidance regarding standards for legal isolation of the transferred assets following the change in accounting rules under FASB Statements No. 166 and 167 has recently made it difficult or impossible to obtain the required ratings for securities of our securitization trusts to qualify as eligible securities under the TALF program. Therefore, we do not expect our securitization trusts to be able to issue securities under the TALF program until this uncertainty is resolved. See “—Funding Sources—Securitization Financing.”

U.S. Treasury Capital Purchase Program. On March 13, 2009, we issued and sold to the U.S. Treasury 1,224,558 shares of senior preferred stock and a ten-year warrant to purchase 20,500,413 shares of our common stock at an exercise price of $8.96 per share, subject to anti-dilution adjustments, for an aggregate purchase price of approximately $1.2 billion. The issuance is part of the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), under which the U.S. Treasury purchased senior preferred stock and warrants in eligible institutions to increase the flow of credit to businesses and consumers and to support the economy.

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

The U.S. Treasury may transfer the senior preferred stock to a third party at any time. The U.S. Treasury may only transfer or exercise an aggregate of one half of the shares of common stock underlying the warrant prior to the earlier of the redemption of all of the shares of senior preferred stock and December 31, 2009. Participation in the CPP restricts our ability to increase dividends on our common stock above historical levels or to repurchase our common stock until three years have elapsed, unless (i) all of the senior preferred stock issued to the U.S Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury.

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

We are also subject to certain restrictions on executive compensation for our senior executive officers and the next 20 most highly compensated employees under the Emergency Economic Stabilization Act of 2008, as amended (the “EESA”). Our “senior executive officers” for this purpose include our chief executive officer, chief financial officer and the three most highly compensated executive officers other than the chief executive officer and chief financial officer. We agreed that for such time as the U.S. Treasury continues to own any of our securities under the CPP, we will take all necessary action to ensure that our compensation and other benefit plans with respect to our senior executive officers and certain other employees comply with EESA restrictions relating to executive compensation, which include (i) limits on compensation and incentives to take unnecessary and excessive risks that would threaten the value of the company, (ii) a provision for recovery (i.e., clawback) of amounts of compensation that later prove to have been based on materially inaccurate financial statements or other performance metrics, and (iii) limitations on golden parachute payments. Furthermore, on June 10, 2009, the U.S. Treasury issued interim final rules implementing the compensation and corporate governance requirements under ARRA, which amended the requirements of EESA. For additional information, see “—Legislative and Regulatory Developments—Treasury Rules Governing Compensation for Troubled Asset Relief Program Participants.” Additionally, we may not deduct for federal income tax purposes executive compensation of our senior executive officers in excess of $500,000 per year, which includes any portion of their stock-based deferred compensation earned after our participation in TARP.

Equity Capital Management. Management views equity capital as an important source of financial strength. We determine the level of capital necessary to support our business based on our managed loan receivables, goodwill and other intangible assets, taking into account, among other things, regulatory requirements, rating agency guidelines and internally managed requirements to sustain growth.

Equity increased to $8.4 billion at August 31, 2009 from $5.9 billion at November 30, 2008. Our capital level has been positively impacted by the closing of our transaction under the CPP in March 2009 described above. In addition to CPP, in the third quarter 2009 we completed a $534 million common stock offering in which we issued approximately 60 million shares at a price of $8.89 after subtracting underwriter discounts and commissions. The level of capital throughout 2008 and 2009 has also been positively impacted by the Visa and Master Card antitrust litigation settlement more fully described below.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”), the Federal Reserve and other bank regulatory agencies, we must maintain minimum levels of capital that are dependent upon the risk of the financial institution’s assets. These requirements are more fully described in Note 13: Capital Adequacy to the consolidated financial statements. At August 31, 2009, Discover Financial Services and Discover Bank exceeded the regulatory minimums to which they were subject.

Dividends. Our Board of Directors declared a common stock cash dividend of $.02 per share in September 2009, payable on October 22, to holders of record on October 1. The quarterly common stock dividend was reduced from $.06 per share to $.02 per share in the first quarter of 2009 in order to enhance our capital position. This reduction to $.02 per share has strengthened our capital base by approximately $20 million per quarter. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future. In addition, as a result of applicable banking law regulations and guidance and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may be further limited. Under the terms of our CPP transaction, we are prohibited from increasing dividends on our common stock above historical levels ($.06 per share) until March 2012 unless (i) all of the senior preferred stock issued to the U.S. Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S. Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury. Furthermore, so long as any of the preferred stock is outstanding, dividend payments on our common stock will be prohibited unless all accrued and unpaid dividends are paid on such preferred stock.

Also in the third quarter of 2009, we accrued $15 million of dividends on our senior preferred stock issued under the CPP, which represents a rate of 5% per year.

Special Dividend and Settlement of Visa and MasterCard Antitrust Litigation. On October 27, 2008, we settled our antitrust litigation with Visa and MasterCard for $2.75 billion. We received a lump sum amount of $862.5 million from MasterCard in the fourth quarter of 2008 and $472 million from Visa in each of the first, second and third quarters of 2009, which we recorded in other income in the U.S. Card segment. We expect to earn the last payment of $472 million in the fourth quarter of 2009. At the time of our spin-off, we entered into an agreement with Morgan Stanley to give us sole control over the prosecution and settlement of the antitrust lawsuit with Visa and MasterCard and to determine how proceeds from the litigation would be shared. As a result, we have incurred an obligation to accrue amounts pursuant to the special dividend agreement with respect to settlement proceeds from Visa and MasterCard only to the extent that we have already earned and received such proceeds pursuant to the terms of the settlement with Visa and MasterCard as of the balance sheet date. During the third quarter of 2009 we accrued $140.3 million in connection with the special dividend agreement, which brought the total amount accrued in our consolidated statement of financial condition as of August 31, 2009 to $653.5 million. We have notified Morgan Stanley that Morgan Stanley breached the special dividend agreement and the amount due to Morgan Stanley, if any, is a matter of dispute. The dispute is a subject of litigation between the parties. See “Part II. Other Information—Item 1. Legal Proceedings.”

Stock Repurchase Program. On December 3, 2007, we announced that our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At August 31, 2009, we had not repurchased any stock under this program. Under the terms of our CPP transaction, we are prohibited from repurchasing our common stock until March 2012, except in connection with the administration of an employee benefit plan in the ordinary course of business consistent with past practice, unless (i) all of the senior preferred stock issued to the U.S. Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S. Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury. Furthermore, so long as any of the preferred stock issued under the CPP is outstanding, we may not repurchase any of our shares of common stock unless all accrued and unpaid dividends are paid on such preferred stock.

Impact of FASB Statements No. 166 and 167. The trusts used in the securitizations currently are not consolidated on our financial statements for reporting purposes because the trusts are qualifying special purpose entities under FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended. In June 2009, the FASB issued Statements No. 166 and 167 which will be effective for us on December 1, 2009. These statements will require us to consolidate the securitization trusts on our balance sheet, which will have a material impact on our consolidated financial statements and our regulatory capital. For further discussion, see “—Accounting Treatment for Off-Balance Sheet Securitizations” above. For a further discussion of the regulatory capital impact, see “—Funding Sources—Securitization Financing.”

Funding Sources

Deposits. We utilize deposits to diversify funding sources and to reduce our reliance on short-term credit sensitive funding sources, thus enhancing our liquidity position. We obtain our deposits through two channels: (i) products offered directly to consumers through direct mail, internet origination and affinity relationships, including certificates of deposit, money market accounts and online savings accounts; and (ii) contractual arrangements with securities brokerage firms, which place deposits with their customers and other brokerage firms. We currently utilize five of the largest securities brokerage firms to obtain deposit funding through distribution of our certificates of deposit to their customers. Four of these five brokerage firms have external selling group capability, which allows them to distribute deposits through other brokerage firms. We have elected to use the selling group capabilities of these brokerage firms to increase our deposit gathering capabilities.

Our certificates of deposit have maturities ranging from one month to fifteen years, and had a weighted average maturity of 26 months at August 31, 2009. Total interest-bearing deposits at August 31, 2009 were $29.5 billion, the remaining maturities of which are summarized in the following table (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000(1)	$22,096,073	$1,312,154	$1,391,181	$4,322,693	$15,070,045
Certificates of deposit in amounts of $100,000(1) or greater	3,135,241	319,171	360,756	1,027,188	1,428,126
Savings deposits, including money market deposit accounts	4,237,745	4,237,745	—	—	—

Total interest-bearing deposits	$29,469,059	$5,869,070	$1,751,937	$5,349,881	$16,498,171

(1)	Represents the basic insurance amount covered by the FDIC. Effective May 20, 2009, a standard insurance amount of $250,000 per depositor is in effect through December 31, 2013.

Securitization Financing. Historically, we have used the securitization of credit card receivables as one of our largest sources of funding, including both the public securitization market and the privately placed asset-backed commercial paper conduit financing market.

From 2008 into 2009, market events and capital market disruptions had made the securitization market unavailable at volumes and pricing that would be attractive to us. In November 2008, the Federal Reserve announced the launch of the Term Asset-Backed Securities Loan Facility, or TALF, in an effort to facilitate the issuance of asset-backed securities by offering financing on relatively favorable terms. On August 17, 2009, the Federal Reserve extended the TALF program from December 31, 2009 to March 31, 2010. Under the TALF extension, the Federal Reserve Bank of New York will lend funds on a non-recourse basis to holders of certain triple-A rated asset-backed securities, including newly issued credit-card backed securities, in an amount up to the total amount of maturities of a particular issuer through March 31, 2010. Through the TALF program, DCENT issued its first TALF-eligible transaction on July 14, 2009 for $1.5 billion with a three year term. DCENT issued a second TALF-eligible transaction on September 11, 2009 for $1.3 billion with a three year term.

While we potentially have access through March 2010 to an additional $10.2 billion of issuances of asset-backed securities through the TALF program, uncertainty over existing FDIC guidance regarding standards for legal isolation of the transferred assets following the change in accounting rules under FASB Statements No. 166 and 167 has recently made it difficult or impossible to obtain the required ratings for securities of our securitization trusts to qualify as eligible securities under the TALF program. The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on the FDIC’s rule entitled “Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation” (the “FDIC Rule”), which provides that the FDIC will not seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer meets the conditions for sale accounting treatment under GAAP. Pursuant to FASB Statements No. 166 and 167, effective December 1, 2009, the transfer of assets made to the Discover Card Master Trust I (“DCMT”) and DCENT will no longer qualify for sale accounting treatment. Consequently, there is uncertainty in the securitization market as to how the FDIC will treat assets transferred into securitization vehicles under FASB Statements No. 166 and 167. Citing this uncertainty, Standard & Poor’s and Moody’s have recently announced that they will not provide a triple-A rating to securities issued by certain securitization structures until the FDIC has provided clarity with respect to the FDIC Rule. As securities issued in connection with the TALF program are required to have triple-A ratings from at least two of the nationally recognized rating agencies, we do not expect our securitization trusts to be able to issue securities through TALF until this uncertainty around the FDIC Rule has been resolved. We expect that this uncertainty will also prevent us from issuing asset-backed securities outside of the TALF program until it has been resolved.

Further, the criteria for issuances of asset-backed securities eligible for funding under the TALF program continue to evolve and we cannot be certain that we would be able to meet such criteria in the future. For example, the Federal Reserve Bank of New York recently introduced a formal risk assessment process for all proposed issuances of non-mortgage asset-backed securities beginning in November. The process will involve Federal Reserve review of proposed issuances to determine whether they meet standards related to credit quality, transparency and simplicity of structure.

The securitization trusts we use to securitize our credit card loan receivables are not consolidated with our financial statements, but will be on December 1, 2009. See “—Accounting Treatment for Off-Balance Sheet Securitizations” for more information. Securitized loans against which beneficial interests have been issued generally are accounted for as sold and, accordingly, are removed from our consolidated statements of financial condition. Generally we securitize between approximately 50% and 60% of our managed credit card loan receivables. Outstanding public and private asset-backed commercial paper conduit financing, including issuances to related parties, at August 31, 2009 was $22.4 billion and $2.7 billion, respectively. At August 31, 2009, we had $1.5 billion in unused asset-backed commercial paper conduit capacity.

The following table summarizes expected maturities of the investors’ interests in securitizations at August 31, 2009 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of the investors’ interests in securitizations	$25,086,474	$11,579,646	$7,960,822	$4,465,759	$1,080,247

We access the public asset-backed securitization market through DCMT and, since July 26, 2007, DCENT, using receivables generated by our U.S. Card business. Through DCMT we have used a structure utilizing

Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates, a cash collateral account and a more subordinated Series 2009-CE certificate that we retain. DCENT consists of four classes of securities, (Class A, B, C and D) with the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes. In the first half of 2009, substantially all of the securities issued by the securitization trusts were placed on ratings watch with negative outlooks by Standard & Poor’s and Moody’s rating agencies. In the third quarter 2009, we completed the following initiatives primarily to address the trusts’ ratings watches:

•

Issuance of DiscoverSeries Class D (2009-1) note from DCENT that adds 6.5% credit enhancement to all outstanding notes of the DiscoverSeries and that would be available to support new issuances of DiscoverSeries notes through increases in the stated principal amount. On August 31, 2009, the stated principal amount of the Class D notes was approximately $651 million, which was approximately 6.5% of the then outstanding notes of DCENT including the Class D notes. A wholly-owned subsidiary of Discover Bank acquired the DCENT Class D issuance.

•

Issuance of Series 2009-CE from DCMT provides credit enhancement to DCMT investor certificates. This subordinate series supports all outstanding series of DCMT other than Series 2007-CC (which enables issuance of the DCENT notes, for which the DiscoverSeries Class D notes are being issued). The stated principal amount of this subordinate series was approximately $1 billion, which is equivalent to 6.5% of the series investor interests, including the subordinate series. DCMT Series 1996-4, which had lower initial levels of credit enhancement, received additional credit enhancement through the subordinate series in an amount bringing its enhancement levels in line with other comparable series of DCMT certificates. The DCMT Series 2009-CE investor certificates were acquired by a wholly-owned subsidiary of Discover Bank.

•

On July 31, 2009, DCMT began to allocate to Series 1996-4, Series 2003-3 and Series 2003-4, Subseries 2 their proportionate share of the interchange allocated to DCMT. These series, which were issued before Discover Bank began transferring interchange to DCMT, previously did not receive any allocation of interchange. The remaining 14 series of DCMT investor certificates already received allocations of interchange. This change eliminates the difference between group excess spread and interchange sub-group excess spread and causes these three older series to have allocations consistent with those for all DCMT securities issued during or after 2004.

In addition to the actions undertaken to maintain credit ratings, in September 2009 we issued Series 2009-SD from DCMT to enhance excess spread for all outstanding series of investor certificates and tranches of DiscoverSeries notes. Series 2009-SD makes all of its principal collections available for reallocation on an as-needed basis to all outstanding series (including the DiscoverSeries) to cover shortfalls in interest and servicing fees and to reimburse charge-offs for those other series. The availability of these principal collections increases excess spread levels for DCMT and for the DiscoverSeries notes. The Series 2009-SD interest will remain equal to approximately 2.0% of the total investors’ interests in DCMT and DCENT at any time, and is scheduled to mature in December 2011. However, it may mature earlier with rating agency consent or it may be extended in accordance with its terms. The DCMT Series 2009-SD investor certificates were acquired by a wholly-owned subsidiary of Discover Bank.

These trust actions resulted in all of the negative ratings watches of our trusts’ ratings being removed and such ratings being either affirmed or upgraded. The trust actions also resulted in approximately $1.65 billion of seller’s interest as of August 31, 2009, included in loans receivable on our consolidated statements of financial condition, being recharacterized as held-to-maturity investment securities, and accordingly, a reduction to the allowance for loan losses of approximately $119.3 million. Additionally, these trust actions resulted in the Company and Discover Bank being required to include the assets of the trusts, exclusive of any retained interests held on-balance sheet, in our regulatory capital calculations beginning in the third quarter 2009. Although this inclusion for regulatory capital purposes reduces the capital ratios of the Company and Discover Bank, the capital ratios of the Company and

Discover Bank continue to remain above the well-capitalized levels. See additional detail on our capital amounts and ratios in Note 13: Capital Adequacy to our consolidated financial statements.

At August 31, 2009, we had triple-A rated note issuance capacity of $2.7 billion in DCENT. In order to maintain this level of triple-A rated note issuance capacity, we have purchased approximately $1.1 billion principal amount of subordinated notes issued by DCENT, which are classified as available-for-sale investment securities for accounting purposes. On September 1, 2009, we issued $0.4 billion of additional subordinated notes, which increased our triple-A rated note issuance capacity to $5.0 billion. On September 11, 2009, we issued $1.3 billion of triple-A notes eligible for funding under TALF, decreasing our triple-A rated note issuance availability to $3.7 billion. The capacity of our securitization trusts to issue triple-A rated securities is subject to resolution of uncertainty around the FDIC Rule as described above. In the future, we may purchase additional subordinated notes to increase our triple-A rated note issuance capacity.

As of August 31, 2009, the balance of cash collateral account loans on which we provided funding was $939.7 million and is recorded in amounts due from asset securitization in our consolidated statement of financial condition at its fair value of $913.1 million. A majority of this funding was obtained through a loan facility entered into between a consolidated special purpose subsidiary, DRFC Funding LLC, and third-party lenders. At August 31, 2009, $593.2 million of the DRFC Funding LLC loan facility remains outstanding and is recorded in long-term borrowings in our consolidated statement of financial condition. Repayment of this loan facility is secured by $889.7 million of cash collateral account loans at August 31, 2009.

The following table summarizes estimated maturities of the cash collateral accounts at August 31, 2009 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of cash collateral accounts	$939,737	$428,947	$363,158	$147,632	—

The securitization structures include certain features designed to protect investors that could result in earlier than expected repayment of the underlying securities, accelerating the need for alternative funding. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread falls below 0% for a contractually specified period, generally a three-month rolling average, the receivables that otherwise would have been subsequently purchased by the trust from us would instead continue to be recognized on our consolidated statement of financial condition since the cash flows generated in the trust would instead be used to repay investors in the asset-backed securities. As of August 31, 2009, no economic early amortization events have occurred. The tables below provide information concerning investors’ interests and related excess spreads at August 31, 2009 (dollars in thousands):

	Investors’ Interests	# of Series Outstanding
DCMT interchange series	$15,070,431	17
DCMT non-interchange series (1)	—	—

Discover Card Master Trust I	15,070,431	17
Discover Card Execution Note Trust (DiscoverSeries notes)	10,016,043	22

Total investors’ interests	$25,086,474	39

(1)	Effective July 31, 2009, all DCMT certificates and all notes issued by DCENT include cash flows derived from merchant discount and interchange revenue earned by Discover Card.

3-Month Rolling Average Excess Spread(1)
Group excess spread percentage (2)	5.37%
Interchange Subgroup excess spread percentage (2)	6.44%
DiscoverSeries excess spread percentage	5.27%

(1)	DCMT certificates refer to the higher of the Group and Interchange Subgroup excess spreads shown above, as well as their applicable series excess spreads, in assessing whether an economic early amortization has occurred. DiscoverSeries notes refer to the higher of the Group, Interchange Subgroup and DiscoverSeries excess spreads shown above in assessing whether an economic early amortization has occurred.
(2)	The three-month rolling average group excess spread for DCMT includes one monthly rate containing the performance of series not allocated merchant discount and interchange revenue. Beginning with the month ended September 30, 2009, the three-month average Group excess spread and Interchange Subgroup excess spread will be the same.

An additional aspect of our securitization structure is a requirement that we accumulate principal collections into a reserve account in the amount of scheduled maturities on a pro rata basis over the 12 months prior to a security’s maturity date. We have the option under our securitization documents to shorten this accumulation period, subject to the satisfaction of certain conditions, including reaffirmation from each of the rating agencies of the security’s required rating. Historically, we have exercised this option to shorten the accumulation period to one month prior to maturity. If we were to determine that the payment rate on the underlying receivables would not support a one-month accumulation period, or if one or more of the rating agencies were to require an accumulation period of longer than one month, we would need to begin accumulating principal cash flows earlier than we have historically. We do not believe that an inability to shorten the accumulation period would materially impact our ability to execute our liquidity management strategies.

Long-Term Borrowings and Bank Notes. At August 31, 2009, we had $1.2 billion principal amount of senior notes outstanding. In the third quarter 2009, we issued a ten-year $400 million senior unsecured note with a fixed interest rate of 10.25% that matures in July 2019. In addition to this new senior note issuance, we had $400 million principal amount of floating rate senior unsecured outstanding, which mature in June 2010, and $400 million fixed rate senior notes outstanding that mature in June 2017. In October 2008, the FDIC established the Temporary Liquidity Guarantee Program (the “TLGP”) pursuant to which the FDIC will guarantee the timely payment of interest and principal on certain newly-issued senior unsecured debt of eligible entities issued on or before October 31, 2009. Discover Bank has opted into the TLGP and is eligible to receive the benefit of the TLGP guarantee in connection with the issuance of senior unsecured debt of up to $312.5 million.

Available Credit Facilities

Secured Committed Credit Facilities. The maintenance of revolving committed credit agreements serves to further diversify our funding sources. In connection with our asset securitization program, we have access to committed undrawn funding capacity through privately placed asset-backed commercial paper conduits to support credit card loan receivables funding requirements. At August 31, 2009, we had used $2.7 billion of capacity under these conduits, with $1.5 billion remaining capacity available to us. The original commitments of these facilities range from 364-day renewable agreements to multi-year extendable commitments.

Unsecured Committed Credit Facility. Our unsecured committed credit facility of $2.4 billion is available through May 2012. This facility serves to diversify our funding sources and enhance our liquidity. This facility is provided by a group of major global banks, and is available to both Discover Financial Services and Discover Bank (Discover Financial Services may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). We anticipate that the facility will support general liquidity needs and may be drawn to meet short-term funding needs from time to time. We have no outstanding balances due under the facility.

Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of August 31, 2009, Discover Bank had $6.4 billion of available capacity through the Federal discount window, which includes $3.2 billion capacity through the Term Auction Facility. On April 27, 2009, the Federal Reserve decreased the amount it will lend against certain loans pledged as collateral. In the second quarter of 2009, we added personal loans as pledged assets that primarily offset the decrease in the discount window capacity.

Off-Balance Sheet Arrangements

See “—Liquidity and Capital Resources—Funding Sources—Securitization Financing” and “—Accounting Treatment for Off-Balance Sheet Securitizations.”

Guarantees

Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, or equity security of a guaranteed party, rate or index. Our guarantees relate to certain representations and warranties made with regard to securitized loans, transactions processed on the Discover Network and transactions processed by Diners Club licensees. Also included in guarantees are contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. See Note 14: Commitments, Contingencies and Guarantees to our consolidated financial statements for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at August 31, 2009, which include deposits, long-term borrowings, purchase obligations and operating and capital lease obligations, were $32.0 billion. For a description of our contractual obligations as of November 30, 2008, see our annual report on Form 10-K for the fiscal year ending November 30, 2008 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”

As part of our risk management strategies, we reduced our unused commitments by $33 billion from November 30, 2008 to $174 billion, as a result of closing inactive accounts. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by these guarantees, if any, are included in our consolidated financial statements.

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

Our interest rate sensitive assets include certain loan receivables, Federal Funds sold, certain amounts due from asset securitizations, interest-earning deposits and certain investment securities. Although we have moved the majority of our credit card accounts to variable rates, some of our accounts are still at fixed rates. Due to new credit card legislation, we have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

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

Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at August 31, 2009, we estimate that the pretax income of lending and related activities (reported on a managed basis) over the following 12-month period would be increased by approximately $108 million. Assuming the same 100 basis point increase, we estimated the reduction of pretax income for the 12-month period following November 30, 2008 to be approximately $38 million. At August 31, 2009, we are slightly more asset sensitive due to changes in our asset composition and timing. We have not provided an estimate of any impact on pretax income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels and, therefore, could not decrease any further.

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

We executed an agreement to settle the lawsuit with MasterCard and Visa on October 27, 2008. The agreement became effective on November 4, 2008 upon receipt of the approval of Visa’s Class B shareholders. Under the settlement, Visa and MasterCard agreed to pay us up to $2.75 billion in exchange for our agreement to dismiss the lawsuit and release all claims. MasterCard agreed to pay us a lump sum in the amount of $862.5 million, which we received in the fourth quarter of 2008. Visa agreed to pay us up to an aggregate amount of approximately $1.9 billion, in four installments of up to $472 million each on December 15, 2008, March 13, 2009, June 15, 2009 and September 28, 2009, plus interest. The payments from Visa are contingent on the Company achieving certain financial performance measures. For each of the first three fiscal quarters in 2009, Visa agreed to pay us an amount equal to 5% of each quarter’s total combined transaction sales volume for Company payment cards, including payment cards issued by the Company and payment cards issued by third parties on the Discover, PULSE and Diners Club networks, up to the maximum amount for each quarter stated above. For the fourth payment, which covers a three-week period in the fourth fiscal quarter of 2009, Visa agreed to pay us an amount equal to 21% of the period’s total combined transaction sales volume, up to the maximum quarterly payment amount stated above. The settlement agreement provides for adjustments to the maximum amounts and for other adjustments based on whether we achieve the financial performance measures. On December 15, 2008, March 13, 2009, June 15, 2009 and September 28, 2009, we received quarterly payments from Visa in the amounts of $472 million each.

At the time of our 2007 spin-off from Morgan Stanley, we entered into an agreement with Morgan Stanley regarding the manner in which the antitrust case against Visa and MasterCard was to be pursued and settled and how proceeds of the litigation were to be shared (the “Special Dividend Agreement”). As previously disclosed, the agreement provided that, upon resolution of the litigation, after expenses, we would be required to pay Morgan Stanley the first $700 million of value of cash or non-cash proceeds (increased at the rate of 6% per annum until paid in full) (the “minimum proceeds”), plus 50% of any proceeds in excess of $1.5 billion, subject to certain limitations and a maximum potential payment to Morgan Stanley of $1.5 billion. All payments by us to Morgan Stanley would be net of taxes payable by us with respect to such proceeds. On October 21, 2008, Morgan Stanley filed a lawsuit against us in New York Supreme Court for New York County seeking a declaration that Morgan Stanley did not breach the Special Dividend Agreement, did not interfere with any of our existing or prospective agreements for resolution of the antitrust case against Visa and MasterCard and that Morgan Stanley is entitled to receive a portion of the settlement proceeds as set forth in the Special Dividend Agreement. On November 18, 2008, we filed our response to Morgan Stanley’s lawsuit, which includes counterclaims against Morgan Stanley for interference with our efforts to resolve the antitrust lawsuit against Visa and MasterCard and willful and material breach of the Special Dividend Agreement, which expressly provided that we would have sole control over the investigation, prosecution and resolution of the antitrust lawsuit. Through our counterclaims we seek a ruling that because of Morgan Stanley’s willful, material breach of the Special Dividend Agreement it has no right to any of the proceeds from the settlement. We have also requested damages in an amount to be proven at trial. As of September 2009, the parties are currently engaged in pre-trial discovery, and depositions are set to begin in October. Morgan Stanley has also moved for partial summary judgment, and the summary judgment argument is set for late October.

Item	1A. Risk Factors

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended November 30, 2008, and in our quarterly reports on Form 10-Q for the quarters ended February 28, 2009 and May 31, 2009.

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the three months ended August 31, 2009:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1—30, 2009
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	3,499	$9.48	N/A	N/A
July 1—31, 2009
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	377,019	$10.15	N/A	N/A
August 1—31, 2009
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	6,758	$12.42	N/A	N/A

Total
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	387,276	$10.18	N/A	N/A

(1)	On December 3, 2007, we announced that our Board of Directors authorized the repurchase of up to $1 billion of our outstanding stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At August 31, 2009, we had not repurchased any stock under this program. Under the terms of our CPP transaction, we are generally prohibited from repurchasing our common stock until March 2012, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program.”
(2)	Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item	3. Defaults Upon Senior Securities

None

Item	4. Submission of Matters to a Vote of Security Holders

None

Item	5. Other Information

None

Item	6. Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ ROY GUTHRIE
Roy Guthrie Executive Vice President and Chief Financial Officer

Date: October 7, 2009

Exhibit Index

Exhibit Number	Description

4.1	Form of Subordinated Indenture (filed as Exhibit 4.2 to Discover Financial Services’ Registration Statement on Form S-3 filed on July 6, 2009 and incorporated herein by reference thereto).

4.2	Form of 10.250% Senior Note due 2019 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on July 15, 2009 and incorporated herein by reference thereto).

10.1	Omnibus Amendment to Indenture Supplement and Terms Documents, dated as of July 2, 2009, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on July 6, 2009 and incorporated herein by reference thereto).

10.2	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement dated as of July 24, 2009, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K/A filed on September 21, 2009 and incorporated herein by reference thereto).

31.1	Certification of Chief Executive Officer of Discover Financial Services pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of Discover Financial Services pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Discover Financial Services pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document