Form 10-K
period 2009-11-30
Discover Financial Services
filed 2010-01-28
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended November 30, 2009

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to CommissionFile Number 001-33378 DISCOVER FINANCIAL SERVICES (Exact name of registrant as specified in its charter)
Delaware	36-2517428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Lake Cook Road, Riverwoods, Illinois 60015	(224) 405-0900
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,591,686,556.

As of January 15, 2010, there were 543,609,676 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on April 8, 2010 are incorporated by reference in Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES Annual Report on Form 10-K for the year ended November 30, 2009

Part I
Item 1.	Business	1
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	38
Item 2.	Properties	38
Item 3.	Legal Proceedings	38
Item 4.	Submission of Matters to a Vote of Security Holders	40

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	41
Item 6.	Selected Financial Data	43
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	85
Item 8.	Financial Statements and Supplementary Data	86
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	148
Item 9A.	Controls and Procedures	148
Item 9B.	Other Information	149

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	150
Item 11.	Executive Compensation	150
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	150
Item 13.	Certain Relationships and Related Transactions, and Director Independence	151
Item 14.	Principal Accountant Fees and Services	151

Part IV
Item 15.	Exhibits and Financial Statement Schedules	152

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

Part I. | Item 1.	Business

Introduction

Discover Financial Services is a leading credit card issuer in the United States and an electronic payment services company. In March 2009, we became a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act in connection with our participation in the U.S. Treasury’s Capital Purchase Program (“CPP”). Therefore, we are now subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

We offer credit cards, personal and student loans, and deposit products. At November 30, 2009, we had $50.9 billion in managed receivables and $12.6 billion in deposits issued through direct-to-consumer channels and affinity relationships. We operate the Discover Network, our credit card payments network; the PULSE Network (“PULSE”), our automated teller machine (“ATM”), debit and electronic funds transfer network; and Diners Club International (“Diners Club”), our global payments network. As we continue to work toward achieving card acceptance across our networks, we expect Discover customers to be able to use their cards at merchant and ATM locations that accept Diners Club cards in a growing number of countries around the world and Diners Club customers to be able to use their cards on the Discover Network in North America and on the PULSE Network domestically and internationally.

Our business segments are Direct Banking, formerly referred to as U.S. Card, and Payment Services, formerly referred to as Third-Party Payments. We have changed the names of our segments to better reflect the nature of the products and services included in our segments. The composition of each segment, however, has not changed. Our Direct Banking segment includes our credit cards issued to individuals and small businesses on the Discover Network, our other consumer lending products and our deposit products. Our Payment Services segment includes PULSE, Diners Club and our third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access our SEC filings.

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

In addition, the following information is available on the Investor Relations page of our website: (i) Corporate Governance Policies; (ii) Code of Ethics and Business Conduct; and (iii) the charters of the Audit and Risk, Compensation, and Nominating and Governance Committees of our board of directors. These documents will also be available in print without charge to any person who requests them by writing or telephoning our principal executive offices: Discover Financial Services, Office of the Corporate Secretary, 2500 Lake Cook Road, Riverwoods, Illinois 60015, U.S.A., telephone number (224) 405-0900.

Operating Model

We manage our business activities in two segments: Direct Banking, formerly referred to as U.S. Card, and Payment Services, formerly referred to as Third-Party Payments. For additional financial information relating to our business and our operating segments, see Note 25: Segment Disclosures to our consolidated financial statements. We are principally engaged in providing products and services to customers in the United States, although the royalty revenue we receive from Diners Club licensees is derived from sources outside of the United States. For quantitative information concerning our geographic distribution, see Note 5: Loan Receivables to our consolidated financial statements and for quantitative information concerning our royalty revenue, see Note 18: Other Income and Other Expense.

Below are descriptions of the principal products and services of each of our reportable segments.

Direct Banking

Our Direct Banking segment, formerly referred to as our U.S. Card segment, includes Discover card-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through our Discover Bank subsidiary.

Credit Cards

We offer credit cards to consumers and small businesses. Our credit card customers are permitted to “revolve” their balances and repay their obligations over a period of time and at an interest rate set forth in their cardmember agreements, which may be either fixed or variable. The interest that we earn on revolving balances is our primary source of revenue. We also charge customers other fees, including fees for late payments, balance transfer transactions, cash advance transactions and foreign currency transactions. We also offer various products and services in connection with our credit card business, such as Payment Protection, Identity Theft Protection, Wallet Protection, Credit ScoreTracker and other fee-based products. Payment protection services are also available to our personal loan customers.

Our credit card customers’ transactions are processed over the Discover Network. Where we have a direct relationship with a merchant, which is the case with respect to our large merchants representing a majority of Discover card sales volume, we receive discount and fee revenue from merchants. Discount and fee revenue is based on pricing that varies due to a number of factors including industry practices, special marketing arrangements, competitive pricing levels and merchant size.

Where we do not have a direct relationship with a merchant, we receive acquirer interchange and assessment fees from the merchant acquirer that settles transactions with the merchant. The amount of this fee is based on a standardized schedule and can vary based on the type of merchant or type of card (e.g., consumer or business). Most of our cards offer the Cashback Bonus rewards program, the costs of which we record as a reduction of discount and interchange revenue.

The following chart shows the Discover card transaction cycle as processed on the Discover Network:

Installment Loans

In addition to credit cards, we offer installment loans, including personal loans and student loans. We have grown our installment loans significantly, from $1.4 billion at November 30, 2008 to $3.4 billion at November 30, 2009. We offer our installment loans to new and existing customers online, by phone and by mail.

Our personal loans are unsecured loans with fixed interest rates, fixed terms and fixed payments, and are primarily intended to help customers consolidate existing debt, although they can be used for any reason. In addition to the interest earned on our personal loans, we also earn loan origination fees on some of our personal loans and fees from customers that enroll in our payment protection product. We generally market our personal loan products to our credit card customers, although we also market personal loans more broadly. Our student loans include federal and private loans that help students and parents finance the costs of attending post-secondary educational institutions. Our federal student loans are available to cover education costs at schools that participate in the U.S. government’s Federal Family Education Loan Program (“FFELP”), and are 97% guaranteed by the federal government. Our private student loans are available to cover education costs at select schools offering undergraduate and graduate degree programs and are available to students with or without a cosigner. All of our private student loans are certified by schools as part of the approval process to prevent over-borrowing and are disbursed through schools to ensure proper use of loan funds.

Deposit Products

We offer deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (“IRA”) certificates of deposit, to customers through two channels: (i) directly through direct mail, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with brokerage firms (“brokered deposits”).

In 2009, we significantly increased our direct-to-consumer deposits to $12.6 billion at November 30, 2009, up from $6.2 billion at November 30, 2008, and we expect to continue to grow our use of this deposit channel in 2010. We maintain a dedicated deposit products call center and an internet site to allow prospective and existing customers to apply for, fund and service their accounts. We market our deposit products to our credit card customers and also use industry rate comparison web sites, paid search campaigns, print advertising and affinity arrangements to offer our deposit products to prospective customers. As of November 30, 2009, 41% of our direct-to-consumer deposit account holders were also credit card customers. For more information regarding our deposit business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Funding Sources – Deposits.”

Payment Services

Our Payment Services segment, formerly referred to as our Third-Party Payments segment, includes PULSE, our ATM, debit and electronic funds transfer network; Diners Club, our global payments network; and our third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.

PULSE Network

The PULSE Network is one of the nation’s leading ATM/debit networks. PULSE links cardholders of more than 4,400 financial institutions with ATMs and point-of-sale (“POS”) terminals located throughout the United States. Beginning in 2009, PULSE also provides cash access at an increasing number of ATMs in over 30 countries. PULSE’s primary source of revenue is transaction fees charged for switching and settling ATM, personal identification number (“PIN”) POS debit and signature debit transactions initiated through the use of debit cards issued by participating financial institutions. In addition, PULSE offers a variety of optional products and services that produce income for the network, including signature debit processing, prepaid card processing, and connections to other regional and national electronic funds transfer networks.

When a financial institution joins the PULSE Network, debit cards issued by that institution can be used at all of the ATMs and PIN POS debit terminals that participate in the PULSE Network domestically, and the PULSE mark can be used on that institution’s debit cards and ATMs. In addition, financial institution participants may sponsor merchants, direct processors and independent sales organizations to participate in the PULSE PIN POS and ATM debit service. A participating financial institution assumes liability for transactions initiated through the use of debit cards issued by that institution, as well as for ensuring compliance with PULSE’s operating rules and policies applicable to that institution’s debit cards, ATMs and, if applicable, sponsored merchants, direct processors and independent sales organizations.

Diners Club

Our Diners Club business maintains an acceptance network in over 185 countries and territories through its relationships with 79 licensees, which are generally financial institutions. Diners Club itself does not directly issue credit cards to consumers, but grants its licensees the right to issue Diners Club branded credit cards and/or provide card acceptance services. Our licensees pay us royalties for the right to use the Diners Club brand, which is our primary source of Diners Club revenues. Diners Club also earns revenue from providing various support services to its licensees, including processing and settlement of cross border transactions. Diners Club also offers licensees a centralized service center and internet services.

When Diners Club cardholders use their cards outside their host country or territory, transactions are routed and settled over Diners Club’s network through its centralized service center. In order to increase merchant acceptance in certain targeted countries and territories, Diners Club is working with merchant acquirers to offer Diners Club acceptance to their merchants. These acquirers are granted licenses to market the Diners Club brand to existing and new merchants. As we continue to work toward achieving card acceptance across our networks, we expect Discover customers to be able to use their cards at merchant and ATM locations that accept Diners Club cards in a growing number of countries around the world, and Diners Club customers to be able to use their cards on the Discover Network in North America and on the PULSE Network domestically and internationally.

Third-Party Issuing Business

We have agreements related to issuing credit, debit and prepaid cards with a number of other financial institutions for issuance of card products on the Discover Network. We refer to these financial institutions as “third-party issuers.” We earn merchant discount and acquirer interchange revenue, net of issuer interchange paid, plus assessments and fees for processing transactions for third-party issuers of signature cards on the Discover Network.

The following chart shows the third-party issuer transaction cycle:

The discussion below provides additional detail around the supporting functions of our two segments. The consumer lending, deposit and other consumer products issued through our Direct Banking segment, formerly referred to as our U.S. Card segment, require significant investments in credit risk management, marketing, and customer assistance and customer service, whereas the operation of the Discover Network and our Payment Services business requires that we invest in technology as well as relationships with issuers, merchants and merchant acquirers.

Credit Risk Management – Lending Products

Credit risk management is a critical and fully integrated component of our management and growth strategy. Credit risk refers to the risk of loss arising from borrower default when borrowers are unable or unwilling to meet their financial obligations to us. Our credit risk is generally highly diversified across millions of accounts without significant individual exposures. Accordingly, we manage risk on a portfolio basis. See “– Risk Management” for more information regarding how we define and manage credit and other risks.

New Customers (Account Acquisition)

We acquire new customers either through targeted marketing efforts or through unsolicited individual applications. In either case, we have a rigorous process for screening applicants. In terms of identifying potential customers, our credit risk management team uses proprietary targeting and analytical models to identify credit-worthy prospects and our marketing team matches them with our product offerings. We give consideration to the prospective customer’s financial stability, as well as ability and willingness to pay. We employ multiple acquisition channels, including direct mail, internet, print advertising and telemarketing. Direct mail has historically accounted for the greatest proportion of our new consumer accounts, representing more than half of all new accounts acquired in 2009. In order to make the best use of our human and monetary resources used to acquire new accounts, we seek out production efficiencies, conduct creative testing and aim to continuously improve our product offerings and enhance our targeting and analytical models.

We assess the creditworthiness of each applicant through our underwriting process. We evaluate prospective customers’ applications using credit information provided by the credit bureaus and other sources. We use credit scoring systems, both externally developed and proprietary, to evaluate customer and credit bureau data. We use experienced credit underwriters to supplement our automated decision-making processes. Approximately 20% of all credit card applications are subject to manual review that covers the areas of key customer data verification, fraud prevention and approval of credit lines.

Upon approval of a customer’s application, we assign a credit line based on risk level, income and expected card usage, and assign specific annual percentage rates (“APRs”) and terms for different customers and products. In determining the APR, we use an analytical pricing strategy that provides competitive pricing for customers and seeks to maximize revenue on a risk-adjusted basis.

Existing Customers (Portfolio Management)

Proactive management of a customer’s account is a critical part of credit risk management, and all accounts are subject to ongoing credit assessment. This assessment reflects information relating to the performance of the individual’s Discover account as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize scoring models (statistical evaluation models) to support the measurement and management of credit risk. At the individual customer level, we use custom risk models together with generic industry models as an integral part of the credit decision-making process.

Depending on the duration of the customer’s account, risk profile and other performance metrics, the account may be subject to a range of account management treatments, including eligibility for marketing initiatives, limits on transaction authorization, and increases or decreases in purchase and cash credit limits.

Marketing

In addition to working with our credit risk management personnel on account acquisition and portfolio management, our marketing group provides other key functions, including product development, pricing strategy, customer management, management of our Cashback Bonus and other rewards programs, fee product management, website management and brand and advertising management.

Product Development and Customer Management

In order to attract and retain customers and merchants, we continue to develop new products, features, and benefits and market them through a variety of channels, including mail, phone and online. Targeted offers may include balance transfers, fee products and reinforcement of our Cashback Bonus rewards program. Through the development of a large prospect database, use of credit bureau data and use of a customer contact strategy and management system, we have been able to improve our modeling and customer engagement capabilities, which help us offer the right products and pricing at the right time and through the right channels.

Rewards/Cashback Bonus

Under our Cashback Bonus rewards program, we provide customers with up to 1% Cashback Bonus, based upon their spending level and type of purchases. Customers earn 0.25% on their first $3,000 in annual purchases and 1% once their total annual purchases exceed $3,000. Purchases made at warehouse clubs and discount stores earn a fixed Cashback Bonus reward of 0.25%.

Customers can choose from several card products that allow them to earn their cash rewards faster based on how they want to use credit as set forth below.

•

Discover More card offers 5% Cashback Bonus on purchases up to a specified amount, subject to certain limitations, in large retail categories such as gasoline, grocery, restaurants, travel, department stores and home improvement stores, that change throughout the year, and up to 1% Cashback Bonus on all other purchases.

•	Discover Motiva card provides customers with a full month’s interest as a reward each time they make six consecutive on-time payments.

•	Miles by Discover card customers receive two miles for every $1 on the first $3,000 in travel and restaurant purchases each year and one mile for every $1 on all other purchases.

•	Escape by Discover card customers earn two miles for every $1 on all purchases that can be redeemed for travel credits, gift cards or cash. This card has a $60 annual fee.

•	Discover Open Road card customers can earn 2% Cashback Bonus on the first $250 in gas and restaurant purchases each billing period and up to 1% Cashback Bonus on all other purchases.

•

Discover Business card offers 5% Cashback Bonus on the first $2,000 in office supply purchases, 2% Cashback Bonus on the first $2,000 in gas purchases and up to 1% Cashback Bonus on all other purchases each year.

Customers who are not delinquent or otherwise disqualified may redeem Cashback Bonus rewards at any time starting at $20 for Discover gift cards, partner gift cards or charitable donations to select charities. Customers also have the option to choose to redeem their Cashback Bonus awards for a statement credit or direct deposit to a bank account starting at and in increments of $50. Customers have the opportunity to increase their reward, up to double the reward amount, when they redeem for a brand name gift card from over 100 merchant partners.

Fee Products

We market several fee-based products to our customers, including the following:

•

Identity Theft Protection. The most comprehensive identity theft monitoring service we offer includes an initial credit report, credit bureau report monitoring, prompt alerts that help customers spot possible identity theft quickly, and access to knowledgeable professionals who can provide information about identity theft issues or credit reports.

•

Payment Protection. This service allows customers to suspend their payments for up to one or two years, depending on the product, in the event of certain covered events. Different products cover different events, such as unemployment, disability or other life events. Depending on the product and state laws, outstanding balances up to certain amounts are cancelled in the event of death.

•

Wallet Protection. This service offers one-call convenience if the customer’s wallet is lost or stolen, including requesting cancellation and replacement of the customer’s credit and debit cards, monitoring the customer’s credit bureau reports for 90 days, providing up to $100 to replace the customer’s wallet and, if needed, lending the customer up to $1,000 in emergency cash.

•

Credit ScoreTracker. This product offers customers resources that help them understand and monitor their credit score. Credit ScoreTracker is specifically designed for score monitoring by alerting customers when their score changes, allowing customers to set a target score and providing resources to help them understand the factors that may be influencing their score.

Credit Card Customer Website

Credit card customers can register their accounts online at http://www.discover.com, which offers a range of benefits and control features that allow them to customize their accounts to meet their own preferences and needs. Key offerings include:

•

Online account services that allow customers to customize their accounts, choose how and when they pay their bills, create annual account summaries that assist them with budgeting and taxes, research transaction details and initiate transaction disputes;

•	Email reminders to help customers avoid fees and track big purchases or returns;

•	Money management tools like the Spend Analyzer, Paydown Planner and Purchase Planner;

•	Secure online account numbers that let customers shop online without ever revealing their actual account numbers;

•	A listing of third-party providers offering customers auto, homeowner’s and term life insurance as well as home warranty plans; and

•	ShopDiscover, an online portal where customers automatically earn 5–20% Cashback Bonus when they shop at well-known online merchants using their Discover card.

Brand and Advertising Management

We maintain a full-service, in-house direct marketing department charged with delivering integrated communications to foster customer engagement with our products and services in addition to supervising external agencies. Our brand team utilizes consumer insights to define our mass communication strategy, which informs our advertising decisions.

Customer Assistance and Customer Service

We maintain dedicated customer service centers and provide such services to our customers as monitoring and authorizing transactions and assisting delinquent customers in becoming current.

Authorizations

Each transaction is subject to screening and approval through a proprietary POS decision system. This system utilizes rules-based decision-making logic, statistical models and data integrity checks to manage fraud and credit risks. Strategies are subject to regular review and enhancement to enable us to respond quickly to changing credit conditions as well as to protect our customers and our business from emerging fraud activity.

Fraud Prevention

We actively monitor customer accounts to prevent, detect, investigate and resolve fraud. Our fraud prevention processes are designed to protect the security of cards, applications and accounts in a manner consistent with our customers’ needs to easily acquire and use our products. Prevention systems handle the authorization of application information, verification of customer identity, sales, processing of convenience and balance transfer checks, and electronic transactions.

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

Proactive Account Management

We use a variety of collection and recovery strategies, with overdue delinquent accounts scored and segmented to tailor the collection approach. We employ call campaigns, payment email reminders, flexible payment plans and a collections website designed to educate customers and assist them with their payment needs.

All monthly billing statements of accounts with past due amounts include a request for payment of such amounts. These accounts also receive a written notice of late fee charges, as well as an additional request for payment, after the first monthly statement that reflects a past due amount. Collection personnel generally initiate contact with customers within 30 days after any portion of their balance becomes past due. The nature and the timing of the initial contact, typically a personal call or letter, are determined by a review of the customer’s prior account activity and payment habits. For higher risk accounts, as determined by statistically derived predictive models, telephone contacts may begin as soon as the account becomes past due. Lower risk customers are typically contacted by letter and further collection efforts are determined by behavioral scoring, financial exposure and the lateness of the payment.

We reevaluate our collection efforts and consider the implementation of other techniques, including internal collection activities, use of collections agencies and legal action, as a customer becomes increasingly delinquent. The timing and choice of channel utilized are subject to a recovery optimization strategy that encompasses factors such as cost and duration against expected recovery effectiveness. We limit our exposure to delinquencies through controls within the authorizations system and criteria based account suspension and revocation. In situations involving customers with financial difficulties, we may enter into arrangements to extend or otherwise change payment schedules, lower their interest rates and/or waive fees to aid customers in becoming current on their obligations to us. These arrangements are designed to help bring accounts out of delinquency or overlimit exposure.

Credit card loans are charged off at the end of the month during which an account becomes 180 days contractually past due. The only exceptions are bankrupt accounts, deceased customers, accounts on payment hardship or settlement programs, and fraudulent transactions, which are charged off earlier.

Customer Service

We currently manage over 80 million annual inbound customer service requests through calls placed to 1-800-Discover and inquiries through self-service channels such as chat, e-mail and interactive voice response. For calls placed to 1-800-Discover, we seek to answer calls within 60 seconds or less and to provide “one-call resolution.”

We perform the functions required to service and operate customers’ credit accounts, application processing, new account fulfillment, transaction authorization and processing, customer billing, payment processing, customer service and collection of delinquent accounts. We also work closely with some external vendors to solicit new account applications and to cross sell products. We believe that close management of these functions reduces our customer attrition and is cost-effective.

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

Processing Services

Our processing services cover four functional areas: card personalization/embossing, print/mail, remittance processing and document processing. Card personalization/embossing is responsible for the embossing and mailing of plastic credit cards for new accounts, replacements and reissues, as well as gift cards. Print/mail specializes in statement and letter printing and mailing for merchants and customers. Remittance processing, currently a function outsourced to a third-party vendor, handles account payments and check processing. Document processing handles hard-copy forms, including product enrollments and new account applications.

Discover Card Terms and Conditions

The terms and conditions governing our credit card products vary by product and change over time. Each credit card customer enters into a cardmember agreement governing the terms and conditions of the customer’s account. Discover card’s terms and conditions are generally uniform from state to state. The cardmember agreement permits us, to the extent permitted by law, to change any term of the cardmember agreement, including any finance charge, rate or fee, or add or delete any term of the cardmember agreement, with notice to the customer as required by law. The customer has the right to opt out of certain changes of terms and pay their balance off under the unchanged terms. Each cardmember agreement provides that the account can be used for purchases, cash advances and balance transfers. Each Discover card account is assigned a credit limit when the account is initially opened. Thereafter, individual credit limits may be increased or decreased from time to time, at our discretion, based primarily on our evaluation of the customer’s creditworthiness. We offer various features and services with the Discover card accounts, including the Cashback Bonus reward described under “– Marketing – Rewards/Cashback Bonus.”

All Discover card accounts generally have the same billing structure, though there are some differences between the consumer and business credit cards, as noted below. We generally send a monthly billing statement to each customer who has an outstanding debit or credit balance. Customers also can waive their right to receive a physical copy of their bill, in which case they will receive email notifications of the availability of their billing statement online. Discover card accounts are grouped into multiple billing cycles for operational purposes. Each billing cycle has a separate billing date, on which we process and bill to customers all activity that occurred in the related accounts during the period of approximately 28 to 32 days that ends on that date.

Discover card accounts are assessed periodic finance charges using fixed and/or variable interest rates. Neither cash advances nor balance transfers are subject to a grace period. Periodic finance charges on purchases are calculated on a daily basis, subject to a grace period on new purchases that essentially provides that periodic finance changes are not imposed on new purchases, or any portion of a new purchase, that is paid by the due date on the customer’s current billing statement if the customer paid the balance on their previous billing statement in full by the due date on that statement. Certain account balances, such as balance transfers, may accrue periodic finance charges at lower fixed rates for a specified period of time. Variable rates are indexed to the highest prime rate published in The Wall Street Journal on the last business day of the month.

Each customer with an outstanding debit balance in his or her consumer Discover card account must generally make a minimum payment each month. If a customer exceeds his or her credit limit as of the last day of the billing period, we may include all or a portion of this excess amount in the customer’s minimum monthly payment. From time to time, we have offered and may continue to offer eligible customers the opportunity not to make the minimum monthly payment, while continuing to accrue periodic finance charges, without being considered past due. A customer may pay the total amount due at any time. We also may enter into arrangements with delinquent customers to extend or otherwise change payment schedules, and to waive finance charges, fees and/or principal due, including re-aging accounts in accordance with regulatory guidance. Our income may be reduced during any period in which we offer customers the opportunity not to make the minimum monthly payment or to extend or change payment schedules.

In addition to periodic finance charges, we may impose other charges and fees on Discover card accounts, including cash advance transaction fees, late fees where a customer has not made a minimum payment by the required due date, balance transfer fees, foreign currency transaction fees and returned payment fees. We also charge fees for each time we decline to honor a balance transfer check, cash advance check, or other promotional check due to such reasons as insufficient credit availability, delinquency or default.

We use the average daily balance method for determining periodic finance charges for Discover card accounts. The average daily balance method means that, subject to the grace period for new purchases, we impose periodic finance charges on the average daily balance of a customer’s card account for the current billing cycle.

Terms and conditions may vary for other products, such as the Discover Business card.

Discover Network Operations

We support our growing base of merchants through a merchant acquiring model that includes direct relationships with large merchants in the United States and arrangements with merchant acquirers for small- and mid-size merchants. In addition to our U.S.-based merchant acceptance locations, Discover Network cards are also accepted at many locations in Canada, Mexico, the Caribbean, China and Japan.

We have chosen to retain direct relationships with most of our largest merchant accounts because many prefer dealing with us directly, we are able to retain the entire discount revenue from the merchant, and we are able to capitalize on joint marketing programs and opportunities. Competitor networks and credit card issuers typically do not enjoy direct relationships with merchants. The terms of our direct merchant relationships are governed by a merchant services agreement. These agreements also are accompanied by additional program documents that further define our network functionality and requirements, including operating regulations, technical specifications and dispute rules. To enable ongoing improvements in our network’s functionality and in accordance with industry convention, we publish updates to our program documents on a semi-annual basis.

In order to increase merchant acceptance, Discover Network has sold the majority of its small- and mid-size merchant portfolios to third-party merchant acquirers to allow them to offer a comprehensive payments processing package for small- and mid-size merchants. Merchants can also apply to our merchant acquirer partners directly to accept Discover Network cards through the acquirers’ integrated payments solution. Merchant acquirers provide merchants with consolidated servicing for Discover, Visa and MasterCard transactions, resulting in streamlined statements and customer service for our merchants, and reduced costs for us. These acquirer partners also perform credit evaluations and screen applications against unacceptable business types and the Office of Foreign Asset Control Specifically Designated Nationals list.

Discover Network operates systems and processes that seek to prevent fraud and ensure compliance with our operating regulations. Our systems evaluate incoming merchant sales activity to identify abnormalities that require investigation prior to the initiation of settlement. Designated Discover Network personnel are responsible for validating compliance with our operating regulations and law, including enforcing our data security standards and our prohibitions against internet gambling and other illegal or otherwise unacceptable activities. Discover Network is a founding and current member of the Payment Card Industry (“PCI”) Security Standards Council, LLC, and requires merchants and service providers to comply with the PCI Data Security Standard.

Technology

We provide technology systems processing through a combination of owned and hosted data centers. These data centers support our Discover and PULSE Networks and Diners Club processing, provide customers with access to their accounts and manage transaction authorizations, among other functions. Discover Network works with a number of vendors to maintain our connectivity, which that enables continuous support of POS authorizations. This connectivity also enables merchants to receive timely payment for their Discover Network card transactions.

Our approach to technology development and management involves both third-party and in-house resources. We use third-party vendors for basic technology services (e.g., telecommunications, hardware and operating systems). We subject each vendor to a formal selection process to ensure that the vendor can assist us in maintaining a cost-effective and reliable technology platform. This approach enables us to focus our in-house resources on building proprietary systems (e.g., for customer and merchant settlement, authorizations and customer relationship management) that we believe enhance our operations, improve cost efficiencies and help distinguish us in the marketplace.

Seasonality

Although we experience fluctuations in our sales and transaction volumes related to seasonal changes in consumer spending patterns, our results of operations are not significantly impacted by seasonality.

Competition

We compete with other consumer lenders and networks on the basis of a number of factors, including brand, reputation, reward programs, customer service, merchant acceptance, product offerings, incentives, and pricing. As a credit card issuer, we compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, Capital One, JPMorgan Chase and Citigroup) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. In comparison to our largest competitors, our strengths have included cash rewards, conservative portfolio management and strong customer service.

We have increasingly offered our customers other lending products, including personal and student loans, although our credit card receivables continue to represent substantially all of our managed receivables (93% and 97% at November 30, 2009 and 2008, respectively). Some of our competitors offer a wider variety of loan products than we do, including automobile and home loans, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. There has been a trend toward consolidation among credit card issuers, leading to greater concentration of resources. Some of our competitors enjoy greater capital resources than we do, and are therefore able to invest more in initiatives to attract and retain customers, such as advertising, targeted marketing, account acquisitions and pricing competition in interest rates, annual fees, reward programs and low-priced balance transfer programs.

Because most domestically issued credit cards, other than those issued on the American Express network, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant marketing position and pricing power of Visa and MasterCard. The former exclusionary rules of Visa and MasterCard limited our ability to attract merchants and credit and debit card issuers, contributing to Discover not being as widely accepted in the U.S. as Visa and MasterCard. Merchant acceptance of the Discover card, however, has increased recently and we are making investments to further grow acceptance both domestically and internationally.

In our payment services business, we compete with other networks for volume and to attract third-party issuers to issue credit, debit and prepaid cards on the Discover, PULSE and Diners Club networks. We generally compete on the basis of customer service and pricing, including the incentives and rebates we offer to our third-party issuers. Diners Club’s and Discover Network’s primary competitors are Visa, MasterCard and American Express, and PULSE Network’s competitors include Visa’s Interlink, STAR, and MasterCard’s Maestro. American Express is a particularly strong competitor to Diners Club as both cards significantly target international business travelers.

In our deposits business, we compete with other deposit-taking organizations such as banks and credit unions that source deposits through electronic and internet delivery channels or through branch locations. We compete in the deposit markets on the basis of pricing, reputation and convenience. We seek to obtain the deposits of new customers as well as existing Discover credit card customers by offering attractive rates and marketing our name brand.

For discussion of the risks we face with respect to competition, see “Risk Factors.”

Intellectual Property

We use a variety of methods, such as trademarks, patents, copyrights and trade secrets, to protect our intellectual property. We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures. Our Discover, PULSE and Diners Club brands are important assets, and we take steps to protect the value of these assets and our reputation.

Employees

As of January 15, 2010, we employed approximately 10,500 individuals.

Risk Management

The understanding, identification and management of risk are important elements to our success. Accordingly, we maintain a comprehensive risk management program to identify, measure, monitor, evaluate, manage, and report on the principal risks we assume in conducting our activities. These risks include credit, market, liquidity, operational, compliance and legal and strategic risks.

Enterprise Risk Management Principles

Our enterprise risk management philosophy is to ensure that all relevant risks inherent in our business activities are appropriately identified, measured, monitored, evaluated, managed and reported. Our enterprise risk management philosophy is expressed through five key principles that guide our approach to risk management: comprehensiveness, independence, accountability, defined risk appetite and transparency.

Comprehensiveness. We seek to maintain a comprehensive framework for managing risk enterprise-wide, including policies, risk management processes, monitoring, and reporting. The framework is designed to be comprehensive with respect to our reporting segments and its control and support functions, and it extends across all risk types.

Accountability. We structure accountability along the principles of risk management execution, oversight and independent validation. Our business units hold primary accountability for management of the risks to which their businesses are exposed. The principles apply across all businesses and risk types.

Independence. We maintain independent risk and control functions including Corporate Risk Management, Law and Compliance, and Internal Audit. Our Corporate Risk Officer, who leads our Corporate Risk Management function, is appointed by our board of directors and is accountable for providing an independent perspective on the risks to which we are exposed; how well management is identifying, assessing and managing risk; and the capabilities we have in place to manage risk across the enterprise.

Defined Risk Appetite and Strategic Limits. Our board of directors approves a risk appetite and strategic limit framework, which establishes the acceptable level of risk taking, considering desired financial returns and other objectives. To that end, management sets, maintains and enforces policies, as well as limits and escalation triggers, that are consistent with the risk appetite and strategic limits approved by our board of directors.

Transparency. Our risk management framework seeks to provide transparency of exposures and outcomes and is core to our risk culture and operating style. We provide transparency through our risk committee structure, processes for escalating risk incidents and risk reporting at each level, including quarterly reports to our Risk Committee and the Audit and Risk Committee of our board of directors.

Risk Management Roles and Responsibilities

Responsibility for risk management is held at several different levels, including our board of directors, the Audit and Risk Committee of our board of directors, our Risk Committee, our Chief Executive Officer, our Executive Committee and our Corporate Risk Officer.

Board of Directors. Our board of directors approves certain risk management policies and our risk appetite and strategic limit framework. Our board also oversees our strategic plan and appoints our Corporate Risk Officer. In addition, our board receives and reviews Federal Reserve examination reports, as well as information regarding other examinations and communications from regulators to the extent they relate to risk management matters.

Audit and Risk Committee of our Board of Directors. The Audit and Risk Committee of our board of directors reviews reports from management on our enterprise-wide risk management program and reviews with management the framework for assessing and managing our risk exposures and the steps management has taken to monitor and control such risk exposures. The Committee also reviews reports from management on the status of and changes to risk exposures, policies, procedures and practices.

Risk Committee. Our Risk Committee is a management-level committee, authorized by the Audit and Risk Committee of our board of directors and chaired by our Corporate Risk Officer, that provides a forum for key members of our executive management team to review and discuss credit, market, liquidity, operational, legal and compliance and strategic risks across the company and for each business unit. Risk Committee membership consists of all members of the Executive Committee and the Corporate Risk Officer. The Committee regularly reports to the Audit and Risk Committee of our board of directors on risks and risk management. Our Risk Committee has formed a number of committees to assist it in carrying out its responsibilities. Each committee is guided by a charter that defines the mandates of the committee in further detail. These committees, made up of representatives from senior levels of management, generally at the director level and above, escalate issues to our Risk Committee as necessary. These risk management committees include the Asset/Liability Management Committee, the Capital Planning Committee, the Counterparty Credit Committee, the Discover Bank Credit Committee, the Discover Bank Pricing Committee, the Network Steering Committee, the New Initiatives Committee, the Operational Risk Committee and the Privacy and Policy Committee.

Chief Executive Officer. Our Chief Executive Officer is ultimately responsible for our risk management. In that capacity, our Chief Executive Officer establishes our risk management culture, and ensures that businesses operate in accordance with our risk culture. Our Corporate Risk Officer reports to our Chief Executive Officer.

Senior Executive Officers. Senior executive officers are responsible for ensuring their respective business units operate within established risk limits. They are also responsible for identifying risks, explicitly considering risk when developing strategic plans, budgets and new products, and implementing appropriate risk controls when pursuing business strategies and objectives. Senior executive officers also coordinate with Corporate Risk Management to produce relevant, sufficient, accurate and timely risk reporting that is consistent with the processes and methodology established by Corporate Risk Management. In addition, our senior executive officers are responsible for ensuring that sufficient financial resources and qualified personnel are deployed to control the risks inherent in the business activity.

Corporate Risk Officer. Our Corporate Risk Officer chairs our Risk Committee and manages our Corporate Risk Management function. Our Corporate Risk Officer is responsible for establishing and implementing standards for the identification, management, measurement and reporting of risk on an enterprise-wide basis.

Law and Compliance Department. Our Law and Compliance Department is responsible for establishing and maintaining a compliance program that includes our compliance risk identification, assessment, policy development, monitoring, testing, training and reporting activities. Through collaboration with business units, our Law and Compliance Department incorporates a commitment to compliance in our day-to-day activities. The head of Compliance reports to the General Counsel.

Internal Audit Department. Our Internal Audit Department is responsible for performing periodic, independent reviews and testing of compliance with our risk management policies and standards, performing assessments of the design and operating effectiveness of these policies and standards, and validating that all risk management controls are functioning as intended. The head of Internal Audit reports to the Audit and Risk Committee of our board of directors.

Risk Appetite and Strategic Limit Structure

Our risk appetite and strategic limit structure establish the amount of risk, on a broad level, that we are willing to accept in pursuit of shareholder value. It reflects our risk management philosophy, and, in turn influences our culture and operating style. Our determination of risk appetite and strategic limits is directly linked to the strategic planning process and is consistent with our aspirations and mission statement. Risk appetite expressions and strategic limits are categorized by risk type and cascade through our committees and business units and are incorporated into business decisions, reporting and day-to-day business discussions.

Management and the Corporate Risk Management function monitor approved limits and escalation triggers to ensure that the business is operating within the expressed risk appetite and strategic limits. Risk limits are monitored and reported on to various risk committees and our board of directors, as appropriate. Through ongoing monitoring of risk exposures, management is able to identify appropriate risk response and mitigation strategies in order to react dynamically to changing conditions.

The expressions of risk appetite and strategic limits also serve as tools to preclude business activities that are inconsistent with our long-term goals. Our risk appetite and strategic limit structure is approved by our board of directors.

Risk Management Review of Compensation

In compliance with requirements of the CPP, our Corporate Risk Officer reviewed and discussed compensation arrangements with the Compensation Committee of our board of directors to ensure that these arrangements would not incent employees to take unnecessary or excessive risks that would threaten the value of the company or encourage the manipulation of reported earnings of the company to enhance the compensation of any employee.

Risk Categories

Our risk management program is organized around six major risk categories: credit risk, market risk, liquidity risk, operational risk, legal and compliance risk and strategic risk. We evaluate the potential impact of a risk event on the company by assessing financial impact, impact to our reputation, legal and regulatory impact and client/customer impact.

Credit Risk. Credit risk arises from the potential that a borrower or counterparty will fail to perform on an obligation. Our credit risk includes consumer credit risk and counterparty credit risk. Consumer credit risk is primarily incurred by issuing credit cards and granting student loans and personal loans to consumers. Counterparty credit risk is incurred through a number of activities including settlement, certain marketing programs, treasury and asset/liability management, network incentive programs, vendor relationships and insurers.

Management of consumer credit risk is the primary responsibility of the Discover Bank Credit Committee. The responsibilities of the Discover Bank Credit Committee include (i) establishing consumer credit risk philosophy and tolerance; (ii) establishing procedures for implementing and ensuring compliance with risk identification, measurement, monitoring and management policies and procedures for consumer credit risk management; and (iii) reviewing, on a periodic basis, aggregate risk exposures and efficacy of risk measurement, monitoring and management policies and procedures within the Credit Risk Management Department.

Counterparty credit risk is managed through our Counterparty Credit Committee. Our Counterparty Credit Committee’s responsibilities include (i) establishing an enterprise-wide approach to counterparty credit risk management through a program for the identification, measurement, management and reporting of counterparty credit risks; (ii) providing oversight for controls, limits, thresholds and governance processes related to our ongoing management of counterparty credit risks; (iii) reviewing the enterprise-wide portfolio of counterparty risks and ensuring those risks remain within tolerances; and (iv) approving acceptance of and limits for counterparties that represent significant exposure to us.

Market Risk. Market risk is the risk to our financial condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates, credit spreads or equity prices. We are exposed to various types of market risk, in particular interest rate risk and other risks that arise through the management of our investment portfolio. Market risk exposures are managed through the Asset/Liability Management Committee. The responsibilities of our Asset/Liability Management Committee include (i) maintaining oversight and responsibility for all risks associated with the Asset/Liability Management process including risks associated with liquidity and funding, market risk and our investment portfolio; and (ii) recommending limits to be included in the risk appetite and limit structure.

Liquidity Risk. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to obtain adequate funding or liquidate assets without significantly lowering market prices because of inadequate market depth or market disruptions. Liquidity risk exposures are managed through our Asset/Liability Management Committee. The responsibilities of our Asset/Liability Management Committee include (i) providing oversight and approval for liquidity risk and funding management strategies implemented by Corporate Treasury and ensuring that these strategies are consistent with our overall asset/liability management strategy, risk appetite and strategic limits; and (ii) reviewing and approving limits for managing liquidity and funding.

Operational Risk. Operational risk arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud or external events will result in reputational harm or losses. Model risk, which is a part of operational risk, arises in our businesses and encompasses various operational risk sub-categories. We further differentiate operational risk into the following sub-categories: theft and fraud; employment practices and workplace safety; customer, products and business practices; technology; physical asset and data security; processing; financial and reporting; and external provider.

Operational risk exposures are managed through a combination of business line management and enterprise-wide oversight. Enterprise-wide oversight is provided through our Operational Risk Committee. Responsibilities of our Operational Risk Committee include (i) establishing and communicating operational risk policies, tolerance and philosophy; (ii) establishing procedures for implementing our operational risk measurement, monitoring and management policies; and (iii) reviewing aggregate risk exposures and efficacy of our risk identification, measurement, monitoring and management policies and procedures, and related controls within our business units.

Compliance and Legal Risk. Compliance risk is the operational risk of legal or regulatory sanctions, financial loss or damage to reputation resulting from failure to comply with laws, regulations, rules, other regulatory requirements, or codes of conduct and other standards of self-regulatory organizations applicable to us. Legal risk arises from the potential that unenforceable contracts, lawsuits or adverse judgments can disrupt or otherwise negatively affect our operations or condition. These risks are inherent in all of our businesses. Both compliance and legal risk are sub-sets of operational risk but are recognized as a separate and complementary risk category by us given their importance to us and the specific capabilities and resources we deploy to manage these risk types effectively.

Compliance and legal risk exposures are actively and primarily managed by our business units in conjunction with our Law and Compliance Department. Our compliance program governs the management of compliance risk. Our Risk Committee oversees our compliance and legal risk management. Our Law and Compliance Department provides independent oversight for all of our compliance and legal risk management activities. Our Law and Compliance Department coordinates with Corporate Risk Management for the management of compliance and legal risks by reporting and escalating material incidents, completing risk and control self-assessments, and monitoring and reporting key risk indicators.

Strategic Risk. Strategic risk can arise from adverse business decisions, improper implementation of decisions, unanticipated economic events, failure to anticipate and respond to industry changes (including regulatory and legislative changes), failure to create and maintain a competitive business model, and failure to attract and profitably serve customers. Our Executive Committee actively manages strategic risk through the development, implementation and oversight of our business strategies, including the development of budgets and business plans. Our business units take and are accountable for managing strategic risk in pursuit of their objectives. Various policies govern the management of our strategic risk. In addition, the assessment of strategic risk is an important consideration of various sub-committees of our Risk Committee. For example, the strategic and other risks associated with new products or services are reviewed and reported on by our New Initiatives Committee and our Network Steering Committee.

Our Corporate Risk Management function also plays an important role in the management of strategic risk by: (i) overseeing the objective setting and strategic planning processes from a risk perspective, to gain comfort that strategic risks have been adequately considered in the setting of objectives and development of strategies; (ii) providing an independent risk perspective to the new initiatives process; and (iii) assessing if there is effective alignment of management’s proposed long-term strategic objectives with the risk appetite and strategic limits approved by our board of directors.

Supervision and Regulation

General

Our operations are subject to extensive regulation, supervision and examination under U.S. federal, state and foreign laws and regulations. On March 13, 2009, we became a bank holding company under the Bank Holding Company Act of 1956 (“BHC Act”) and a financial holding company under the Gramm-Leach-Bliley Act (“GLBA”), subject to the supervision, examination and regulation of the Federal Reserve Board (“Federal Reserve”).

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

We elected to become a “financial holding company” under GLBA at the time that we became a bank holding company. The GLBA removed many of the restrictions on the activities of bank holding companies that become financial holding companies. A financial holding company, and the non-bank companies under its control, is permitted to engage in activities considered financial in nature; incidental to financial activities; or complementary to financial activities if the Federal Reserve determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general.

Our election to become a financial holding company under the GLBA certifies that the depository institutions that we control meet certain criteria, including capital, management and Community Reinvestment Act requirements. If we were to fail to continue to meet the criteria for financial holding company status, we could, depending on which requirements we failed to meet, face restrictions on new financial activities or acquisitions and/or be required to discontinue existing activities that are not generally permissible for bank holding companies.

Federal Reserve regulations require that bank holding companies serve as a source of strength to each subsidiary bank and commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support without adversely affecting its ability to meet other obligations.

In addition, as a participant in the CPP, we are subject to specific restrictions under the terms of the CPP, including limits on our ability to pay dividends (quarterly dividends on our common stock are limited to $0.06 per share or less) and repurchase our capital stock, limits on executive compensation, and increased oversight by the U.S. Treasury, regulators and Congress under the Emergency Economic Stabilization Act of 2008, as amended (“EESA”). For details regarding these restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments” and “– Liquidity and Capital Resources – U.S. Treasury Capital Purchase Program.”

Banking Subsidiaries

We operate two banking subsidiaries, each of which is in the United States. Discover Bank offers credit card loans, student loans and personal loans, as well as checking accounts, certificates of deposit and money market accounts. It does not offer commercial loans other than business credit cards. Discover Bank is chartered and regulated by the Office of the Delaware State Bank Commissioner (the “Delaware Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits and serves as the bank’s federal banking regulator. Our other bank, Bank of New Castle, is chartered and regulated by the Delaware Commissioner and the FDIC, which also insures its deposits.

Dividends

There are various federal and state law limitations on the extent to which Discover Bank can finance or otherwise supply funds to us through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, and general federal and state regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as Discover Bank, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards.

Capital

We, Discover Bank and Bank of New Castle are subject to capital adequacy guidelines adopted by federal banking regulators. For a further discussion of the capital adequacy guidelines, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” As a bank holding company, we are required to maintain minimum capital ratios. Currently, we are required to maintain Tier 1 and total capital equal to at least 4% and 8% of our total risk-weighted assets, respectively. We are also required to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 4% to 5%, depending upon criteria defined and assessed by the Federal Reserve. At November 30, 2009, Discover Financial Services met all requirements to be deemed “well-capitalized.”

FDIA

The Federal Deposit Insurance Act (the “FDIA”) imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At November 30, 2009, Discover Bank and Bank of New Castle met all applicable requirements to be deemed “well-capitalized.” Recent regulations proposed by the U.S. bank regulators, referred to as the Basel II proposal, could alter the capital adequacy framework for participating banking organizations. We will continue to closely monitor developments on these matters and assess their impact on us and our banking subsidiaries.

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

Each of our banking subsidiaries may also be held liable by the FDIC for any loss incurred, or reasonably expected to be incurred, due to the default of the other U.S. banking subsidiary and for any assistance provided by the FDIC to the other U.S. banking subsidiary that is in danger of default.

The FDIA prohibits a bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well-capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is well-capitalized. As of November 30, 2009, Discover Bank and Bank of New Castle each met the FDIC’s definition of a well-capitalized institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity. For more information, see “Risk Factors – An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.”

The FDIA also affords FDIC-insured depository institutions, such as Discover Bank and Bank of New Castle, the ability to “export” favorable interest rates permitted under the laws of the state where the bank is located. Discover Bank and Bank of New Castle are both located in Delaware and, therefore, charge interest on loans to out-of-state borrowers at rates permitted under Delaware law, regardless of the usury limitations imposed by the state laws of the borrower’s residence. Delaware law does not limit the amount of interest that may be charged on loans of the type offered by Discover Bank or Bank of New Castle. This flexibility facilitates the current nationwide lending activities of Discover Bank and Bank of New Castle.

Investment in Discover

Because Discover Bank and Bank of New Castle are each insured depository institutions, and we are a bank holding company, certain acquisitions of our voting stock may be subject to regulatory approval or notice under U.S. Federal or Delaware law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount which can be acquired without regulatory approval under the Change in Bank Control Act, the BHCA and the Delaware Change in Bank Control provisions, which prohibit any person or company from acquiring control of us without, in most cases, the prior written approval of each of the FDIC, the Federal Reserve and the Delaware Commissioner.

Consumer Lending Regulation

The relationship between us and our U.S. customers is regulated extensively under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act. Moreover, our U.S. banking subsidiaries are subject to the Servicemembers Civil Relief Act, which protects persons called to active military service and their dependents from undue hardship resulting from their military service. The Servicemembers Civil Relief Act applies to all debts incurred prior to the commencement of active duty (including credit card and other open-end debt) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability. These and other federal laws, among other things, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, require safe and sound banking operations and prohibit unfair and deceptive trade practices. State, and in some cases local, laws also may regulate in these areas as well as collection practices and other additional consumer protections.

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

The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was enacted in May 2009. The CARD Act makes numerous changes to the Truth in Lending Act, affecting the marketing, underwriting, pricing, billing and other aspects of the consumer credit card business. Several provisions of the CARD Act became effective in August 2009, but most of the requirements will become effective in February 2010 and others will become effective in August 2010. Legislation has been proposed to accelerate the effective date of all of the CARD Act provisions effective as soon as the legislation is enacted, but prospects for enactment are uncertain. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments” and “Risk Factors – The Credit Card Accountability Responsibility and Disclosure Act of 2009 will significantly impact our business practices and our results of operations.”

The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the U.S. Congress and in state legislatures. Congress is considering extensive changes to the laws regulating financial services firms, including bills that address risks to the economy and the payments system through a variety of measures. Legislation approved in the House in December 2009, and a similar measure under consideration in the Senate, propose a new independent Consumer Financial Protection Agency (“CFPA”) that would regulate consumer financial services and products, including credit, savings and payment products. For further information regarding proposed reforms affecting the financial services industry and other recent legislative and regulatory developments that may impact our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments” and “Risk Factors – Laws, regulations, and supervisory guidance and practices, or the application thereof, may adversely affect our business, financial condition and results of operations.”

Electronic Funds Networks; Data Privacy

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

Money Laundering & Terrorist Financing Prevention Program

We maintain a coordinated, enterprise-wide program designed to comply fully with all applicable anti-money laundering and anti-terrorism laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act of 2001. This program includes policies, procedures and other internal controls designed to mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. Directors and all impacted officers and employees are provided periodic training as to the program. The program is coordinated by a compliance officer and undergoes an annual, independent audit to assess its effectiveness.

Sanctions Programs

We have a program designed to comply with all applicable economic and trade sanctions programs, including those administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control. These sanctions are usually targeted against foreign countries, terrorists, international narcotics traffickers and those believed to be involved in the proliferation of weapons of mass destruction. These regulations generally require either the blocking of accounts or other property of specified individuals, entities or individuals, but they may also require the rejection of certain transactions involving specified individuals, entities or individuals. We maintain adequate policies, procedures and other internal controls designed to comply with these sanctions programs.

Executive Officers of the Registrant

Set forth below is information concerning our executive officers, each of whom is a member of our Executive Committee.

Name	Age	Position

David W. Nelms	48	Chairman and Chief Executive Officer

Roger C. Hochschild	45	President and Chief Operating Officer

Roy A. Guthrie	56	Executive Vice President, Chief Financial Officer and Treasurer

Kathryn McNamara Corley	49	Executive Vice President, General Counsel and Secretary

Carlos Minetti	47	Executive Vice President, Cardmember Services and Consumer Banking

Diane E. Offereins	52	Executive Vice President, Payment Services

James V. Panzarino	57	Executive Vice President and Chief Credit Risk Officer

Glenn Schneider	48	Senior Vice President and Chief Information Officer

Harit Talwar	49	Executive Vice President, Card Programs and Chief Marketing Officer

David W. Nelms has served as our Chairman since January 2009 and our Chief Executive Officer since 2004, and was also our Chairman from 2004 until our spin-off from Morgan Stanley in 2007. He was our President and Chief Operating Officer from 1998 to 2004. Prior to joining us, Mr. Nelms worked at MBNA America Bank from 1990 to 1998, most recently as a Vice Chairman. Mr. Nelms holds a Bachelor’s of Science degree in Mechanical Engineering from the University of Florida and an M.B.A. from Harvard Business School.

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

Roy A. Guthrie has served as Executive Vice President and Chief Financial Officer since 2005 and as Treasurer since January 2009. Prior to joining us, Mr. Guthrie was President, Chief Executive Officer of CitiFinancial International, LTD, a Consumer Finance Business of Citigroup, from 2000 to 2004. In addition Mr. Guthrie served on Citigroup’s Management Committee during this period of time. Mr. Guthrie served as Chief Financial Officer of Associates First Capital Corporation from 1996 to 2000, while it was a public company and served as a member of its board from 1998 to 2000. Mr. Guthrie holds a Bachelor’s degree in Economics from Hanover College and an M.B.A. from Drake University.

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

Carlos Minetti has served as Executive Vice President, Cardmember Services and Consumer Banking since September 2006. Prior thereto, he had been Executive Vice President, Cardmember Services since January 2001 and Executive Vice President, Cardmember Services and Risk Management since January 2003. Prior to joining us, Mr. Minetti worked in card operations and risk management for American Express from 1987 to 2000, most recently as Senior Vice President. Mr. Minetti holds a Bachelor’s of Science degree in Industrial Engineering from Texas A & M University and an M.B.A. from the University of Chicago.

Diane E. Offereins has served as Executive Vice President, Payment Services since December 2008. Prior thereto, she had been Executive Vice President and Chief Technology Officer since 1998. In addition, she was appointed to oversee the PULSE Network in 2006. From 1993 to 1998, Ms. Offereins was at MBNA America Bank, most recently as Senior Executive Vice President. Ms. Offereins holds a Bachelor of Business Administration degree in Accounting from Loyola University.

James V. Panzarino has served as Executive Vice President and Chief Credit Risk Officer since December 2009. Prior thereto, he had been Senior Vice President and Chief Credit Risk Officer from 2006 to 2009, and Senior Vice President, Cardmember Assistance from 2003 to 2006. Prior to joining us, Mr. Panzarino was Vice President of External Collections and Recovery at American Express from 1998 to 2002. Mr. Panzarino holds a Bachelor’s degree in Business Management and Communication from Adelphi University.

Glenn Schneider has served as Senior Vice President and Chief Information Officer since December 2008, and was appointed to our Executive Committee in December 2009. From 2003 to 2008, he was Senior Vice President, Application Development, and from 1998 to 2003, he served as Vice President, Marketing Applications. Mr. Schneider joined us in 1993. He holds a bachelor’s degree in Economics/Computer Science and a minor in Statistics from Northern Illinois University.

Harit Talwar has served as Executive Vice President, Card Programs and Chief Marketing Officer since December 2008. Prior thereto, he had been Executive Vice President, Discover Network since December 2003. From 2000 to 2003, Mr. Talwar was Managing Director for our international business. Mr. Talwar held a number of positions at Citigroup from 1985 to 2000, most recently Country Head, Consumer Banking Division, Poland. Mr. Talwar holds a B.A. Hons degree in Economics from Delhi University in India and received his M.B.A. from the Indian Institute of Management, Ahmedabad.

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

Risks Related to the Current Environment and Recent Developments

The continued global economic downturn and financial market instability have had and could continue to have a material adverse effect on our business, results of operations, financial condition, access to funding and the trading price of our common stock.

The continued global economic downturn and financial market instability have adversely affected unemployment rates, consumer spending, consumer indebtedness, availability of consumer credit, asset values, investments and liquidity. These factors, along with an already high level of consumer indebtedness, have adversely affected the ability and willingness of customers to pay amounts owed to us. This environment has resulted in increased delinquencies and charge-offs. The owned over 30 days delinquent rate was 4.92% at November 30, 2009, up from 4.35% at November 30, 2008, and the full-year owned net charge-off rate was 7.45% for 2009, up from 4.59% for 2008. The economic downturn may continue, unemployment may remain elevated or rise, home values may continue to be depressed and consumer credit availability may continue to decrease. The ability and willingness of customers to pay amounts owed to us could continue to be adversely affected, which would further increase delinquencies and charge-offs and materially adversely affect our profitability. In addition, the deterioration in economic conditions could reduce the usage of our cards, the number of transactions on our cards and the average purchase amount of transactions on our cards, which would reduce transaction fees and interest income and thereby adversely affect profitability. We rely heavily on our credit card business to generate earnings. Our interest income for credit card loans was $2.8 billion for the 2009 fiscal year. Excluding settlement payments received from Visa, this was 59% of revenues (defined as net interest income plus other income).

Deterioration in the global capital markets has led to concerns by market participants about the stability of financial markets generally and the strength of counterparties, resulting in a contraction of available credit. Although we raised funds in capital market issuances in the third and fourth quarters of 2009, there is no assurance that the markets will be open to us in the future. In addition, it is uncertain whether the securitization markets will be available on terms or volumes that are attractive to us going forward, particularly after the Federal Reserve’s Term Asset-Backed Securities Loan Facility Program (“TALF”) ends in March 2010. See “– If we do not securitize our receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.” Therefore, we continue to emphasize deposits as an ongoing funding source. See “– An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.” Further deterioration of the financial markets could materially adversely affect our capital, funding and liquidity position as well as our overall financial condition.

These macroeconomic trends affect key drivers of our results, including our loan balances outstanding, credit losses (including provisions and charge-offs) and cost of funding. These trends may cause our earnings and margins to fluctuate from quarter to quarter and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on our business, and may impact the trading price of our common stock.

The Credit Card Accountability Responsibility and Disclosure Act of 2009 will significantly impact our business practices and our results of operations.

The Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, requires us to make fundamental changes to many of our current business practices, including marketing, underwriting, pricing and billing. For example, we currently have the ability to increase interest rates on existing balances to respond to market conditions and credit risk. The CARD Act will restrict our ability to manage market and individual risk in this manner. Restrictions on our ability to reprice accounts will limit our ability to extend credit to new customers and provide additional credit to current customers. The provisions related to complying with restrictions on over-limit fees and payment allocation will also significantly change our business as we have already advised our customers that we will no longer be charging over-limit fees and have made changes to our payment allocation practices. Several provisions of the CARD Act became effective in August 2009, but most of the requirements will become effective in February 2010 and others will become effective in August 2010. Legislation has been proposed to accelerate the effective date of all of the CARD Act provisions effective as soon as the legislation is enacted, but prospects for enactment are uncertain. Although the Federal Reserve has issued final rules implementing most of the provisions of the CARD Act, it has yet to issue rules implementing the provisions that take effect in August 2010. Accordingly, it is difficult to assess the impact of those provisions at this time.

The CARD Act’s restrictions on finance charges and fees are expected to result in reduced interest income and loan fee income for us. We rely heavily on interest income. Our interest income from credit card loans was $2.8 billion for the 2009 fiscal year, which was 59% of revenues (defined as net interest income plus other income), excluding settlement payments received from Visa. Our loan fee income was $247.3 million for the 2009 fiscal year, which was 5% of revenues excluding the Visa payments. For the 2008 fiscal year, our interest income from credit card loans was $2.2 billion and our loan fee income was $262.6 million.

While we have already made, and anticipate making additional, changes to our pricing, credit and marketing practices that are designed to lessen the impact of the changes required by the CARD Act, there is no assurance that we will be successful. The long-term impact of the CARD Act on credit card industry profitability generally, and on our business practices and revenues, will depend upon consumer behavior and the actions of our competitors, which are difficult to predict at this time. Consumers may choose to use credit cards less frequently or for smaller dollar amounts. We may have to reconsider certain strategies in order to remain competitive. If we are not able to lessen the impact of the changes required by the CARD Act, the changes will have a material adverse effect on our results of operations.

As a participant in the U.S. Treasury’s Capital Purchase Program, we are subject to restrictions and obligations, including limitations on our ability to pay dividends and repurchase our capital stock.

We issued and sold to the U.S. Department of the Treasury (the “U.S. Treasury”) senior preferred stock and a ten-year warrant to purchase our common stock for an aggregate purchase price of approximately $1.2 billion in March 2009. The issuance was part of the U.S. Treasury’s Capital Purchase Program (“CPP”). Participation in the CPP subjects us to specific restrictions under the terms of the CPP, including limits on our ability to pay dividends (quarterly dividends on our common stock are limited to $0.06 per share or less) and repurchase our capital stock, limitations on executive compensation, and increased oversight by the U.S. Treasury, regulators and Congress under the Emergency Economic Stabilization Act of 2008, as amended (“EESA”). For details regarding these restrictions and other potential restrictions affecting the financial services industry generally, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments” and “– Liquidity and Capital Resources – U.S. Treasury Capital Purchase Program.”

The relatively recent withdrawal of several of our banking competitors from the CPP may leave us at a competitive disadvantage as those institutions are no longer subject to the restrictions imposed under the CPP. Withdrawing from the CPP requires approval of banking regulators and we may not be able to obtain such approval, or a condition of obtaining such approval may require us to raise additional capital. Unanticipated consequences of participation in the CPP could materially and adversely affect our business, results of operations, financial condition, access to funding and the trading price of our common stock.

Our business, financial condition and results of operations could be adversely affected by new regulations and supervision to which we are subject as a result of becoming a bank holding company.

We became a bank holding company in March 2009. As a bank holding company, we are required to meet certain risk-based capital and leverage ratio requirements and submit financial and other reports to the Federal Reserve. Further, we are subject to organization-wide oversight and examination by the Federal Reserve, including scrutiny of our risk management program; business strategy, earnings, capital and cash flow; anti-money laundering program; and examination of our non-bank businesses, including Discover Network, PULSE and Diners Club, and their relationships with our banking subsidiaries. Finally, our business activities are restricted to those permitted by the Federal Reserve. If we fail to satisfy regulatory requirements applicable to bank holding companies or if the Federal Reserve uses its supervisory discretion to impose new or different limitations or requirements on our business, our financial condition and results of operations could be adversely affected.

Risks to Our Business

We face competition from other credit card issuers, and we may not be able to compete effectively, which could result in fewer customers and lower account balances and could materially adversely affect our financial condition, cash flows and results of operations.

The credit card issuing business is highly competitive. We compete with other credit card issuers on the basis of a number of factors, including merchant acceptance, products and services, incentives and reward programs, brand, network, reputation and pricing. This competition affects our ability to obtain applicants for our credit cards, increase usage of our credit cards, maximize the revenue generated by card usage and generate customer loyalty and satisfaction so as to minimize the number of customers switching to other credit card brands or debit cards. Competition is also increasingly based on the value provided to the customer by rewards programs. Many credit card issuers have instituted rewards programs that are similar to ours, and issuers may in the future institute rewards programs that are more attractive to customers than our programs.

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

We incur considerable expenses in competing with other credit card issuers to attract and retain customers and increase card usage. A substantial portion of these expenses relates to marketing expenditures. We incurred expenses of $406.0 million and $530.9 million, in the 2009 and 2008 fiscal years, respectively, for marketing and business development. Because of the highly competitive nature of the credit card issuing business and increasing marketing challenges, a primary method of competition among credit card issuers, including us, has been to offer rewards programs, low introductory interest rates, attractive standard purchase rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card. This type of competition has adversely affected credit card yields, and customers may frequently switch credit cards or transfer their balances to another card. There can be no assurance that any of the expenses we incur or incentives we offer to attempt to acquire and maintain accounts and increase card usage will be effective.

Furthermore, many of our competitors are larger than we are, have greater financial resources than we do and/or have lower capital, funding and operating costs than we have and expect to have, and have assets such as branch locations and co-brand relationships that may help them compete more effectively. In addition, there has been consolidation among credit card issuers, resulting in even greater pooled resources. We may be at a competitive disadvantage as a result of the greater scale of many of our competitors.

We face competition from other operators of payment networks, and we may not be able to compete effectively, which could result in reduced transaction volume, limited merchant acceptance of our cards, limited issuance of cards on our networks by third parties and materially reduced earnings.

We face substantial and increasingly intense competition in the payments industry. We compete with other payment networks to attract third-party issuers to issue credit and debit cards and other card products on the Discover, PULSE and Diners Club networks. Competition with other operators of payment networks is generally based on issuer interchange fees, fees paid to networks (including switch fees), merchant acceptance, network functionality and other economic terms. Competition also is based on customer perception of service quality, brand image, reputation and market share.

Many of our competitors are well established, larger than we are and/or have greater financial resources than we do. These competitors have provided financial incentives to card issuers, such as large cash signing bonuses for new programs, funding for and sponsorship of marketing programs and other bonuses. Visa and MasterCard each have been in existence for more than 40 years and enjoy greater merchant acceptance and broader global brand recognition than we do. Although we have made progress in merchant acceptance, we have not achieved market parity with MasterCard and Visa. In addition, Visa and MasterCard have entered into long-term arrangements with many financial institutions that may have the effect of discouraging those institutions from issuing credit cards on the Discover Network or issuing debit cards on the PULSE Network. Some of these arrangements are exclusive, or nearly exclusive, which further limits our ability to conduct material amounts of business with these institutions.

Visa and MasterCard also may enact new rules or enforce other rules in the future, including rules that could have the effect of limiting the ability of issuing banks to use the PULSE Network, which may materially adversely affect our ability to compete. For example, MasterCard enacted a rule requiring banks that issue MasterCard signature debit cards to also participate in MasterCard’s affiliated PIN debit network. MasterCard and Visa completed initial public offerings, which provided them with significant capital and may enhance their strategic flexibility. American Express is also a strong competitor, with international acceptance, high transaction fees and an upscale brand image. Internationally, American Express competes in the same market segments as Diners Club. We may face challenges in increasing international acceptance on our networks, particularly if third parties that we rely on to issue Diners Club cards, increase card acceptance, and market our brands do not perform to our expectations.

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

In addition, the deterioration in the capital markets and costs of complying with recently enacted legislation has adversely affected some of our issuers, merchant acquirers and licensees, which are financial institutions. The failures of financial institutions and increased consolidation in the industry decrease our opportunities for new business and may result in the termination of existing business relationships if a business partner is acquired or goes out of business. In addition, financial institutions may have decreased interest in engaging in new card issuance opportunities or expanding existing card issuance relationships, which would inhibit our ability to grow our payment services business.

If we are unsuccessful in achieving card acceptance across our networks, we may be unable to sustain and grow our international network business.

In 2008, we acquired the Diners Club network, brand, trademarks, employees, and license agreements. We have made significant progress toward, but have not completed, achieving card acceptance across the Diners Club network, the Discover Network and PULSE to allow Discover customers to use their cards at merchant and ATM locations that accept Diners Club cards in a growing number of countries around the world and to allow Diners Club customers to use their cards on the Discover Network in North America and on the PULSE Network domestically and internationally.

The success of our acquisition of Diners Club depends upon our ability to maintain the full operability of the Diners Club network for existing Diners Club cardholders, network licensees and merchants. We continue to rely on the assistance of Citigroup during a transition period for certain network and operational support services. If we were to lose the assistance of Citigroup, we may face difficulty maintaining operations at the same level. We rely upon numerous network partners for merchant acceptance for existing Diners Club customers. MasterCard’s termination of cash access for Diners Club cardholders in the summer of 2009 limits the availability of cash access locations for Diners Club cardholders to ATMs available through our PULSE Network and certain over-the-counter cash access locations. Also, we have rerouted almost all merchant transactions for foreign Diners Club cards transacting in North America from the MasterCard acceptance network to the Discover Network, which we expect to complete in 2010. If we are unable to continue to offer either acceptable North American merchant acceptance or sufficient cash access locations to existing Diners Club customers, we may experience decreased transaction volume, which would reduce our revenues. The long-term success of our acquisition of Diners Club depends upon achieving card acceptance across our networks, which could include higher overall costs or longer timeframes than anticipated. If we are unable to successfully achieve card acceptance across our networks, we may be unable to achieve the synergies we anticipate and grow our business internationally.

Our framework for managing risks may not be effective in mitigating risk of loss to us.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk. We seek to monitor and control our risk exposure through a framework of policies, procedures and reporting requirements. However, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated or identified. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

Our business depends on our ability to manage our credit risks, and failing to manage these risks successfully may result in high charge-off rates, which would slow our growth and materially adversely affect our business, profitability and financial condition.

Our success depends on our ability to manage our credit risk while attracting new customers with profitable usage patterns. We select our customers, manage their accounts and establish terms and credit limits using proprietary scoring models and other analytical techniques that are designed to set terms and credit limits to appropriately compensate us for the credit risk we accept, while encouraging customers to use their available credit. The models and approaches we use may not accurately predict future charge-offs due to, among other things, inaccurate assumptions. While we continually seek to improve our assumptions and models, we may make modifications that unintentionally cause them to be less predictive or incorrectly interpret the data produced by these models in setting our credit policies.

Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by economic conditions that may be difficult to predict, particularly the continuing deterioration in the consumer credit environment. In anticipation of continued challenging economic conditions, we have increased our provision for loan losses as a result of higher charge-offs and in anticipation of higher future charge-off rates. The full-year owned net charge-off rate was 7.45% for 2009, up from 4.59% in 2008. At November 30, 2009 and 2008, $712 million, or 3.01%, and $617 million, or 2.45%, of our loan receivables were non-performing (defined as loans over 90 days delinquent and accruing interest plus loans not accruing interest). We expect the challenges in the consumer credit environment to continue, leading to increasing delinquency trends and higher charge-off rates. There can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels, or that our provision for loan losses will be sufficient to cover actual losses.

A customer’s ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other consumer loans. Such changes can result from increases in base lending rates or structured increases in payment obligations, and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, a customer’s ability to repay us can be negatively impacted by the restricted availability of credit to consumers generally, including reduced and closed lines of credit. Customers with insufficient cash flow to fund daily living expenses and lack of access to other sources of credit may be more likely to increase their card usage and ultimately default on their payment obligations to us, resulting in higher credit losses in our portfolio. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. In addition, we may not identify customers who are likely to default on their payment obligations to us quickly and reduce our exposure by closing credit lines and restricting authorizations, which could adversely impact our financial condition and results of operations.

Our ability to manage credit risk also may be adversely affected by legal or regulatory changes (such as bankruptcy laws, minimum payment regulations and re-age guidance), competitors’ actions and consumer behavior, as well as inadequate collections staffing, techniques, models and vendor performance.

We continue to add to our personal and student lending products and have expanded our marketing of these products. Our personal and student loan portfolios grew to $1.4 billion and $1.9 billion, respectively, at November 30, 2009, compared to $1.0 billion and $300 million, respectively, at November 30, 2008. We have less experience in these areas as compared to our traditional products and segments, and there can be no assurance that we will be able to grow these products in accordance with our strategies, manage our credit risk or generate sufficient revenue to cover our expenses in these markets. Our failure to manage our credit risks may materially adversely affect our profitability and our ability to grow these products, limiting our ability to further diversify our business.

Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially adversely impact our business operations and overall financial condition.

We must effectively manage the liquidity risk to which we are exposed. We require liquidity in order to meet cash requirements such as day-to-day operating expenses, extensions of credit on our consumer loans and required payments of principal and interest on our borrowings. Our primary sources of liquidity and funding are payments on our credit card loan receivables, deposits, cash flow from our investment portfolio and assets (consisting mainly of cash or cash equivalents) and proceeds from securitization transactions and securities offerings. We may maintain too much liquidity, which can be costly and limit financial flexibility, or we may be too illiquid, which could result in financial distress during a liquidity stress event.

Our liquidity reserve had a balance of approximately $14.2 billion as of November 30, 2009, compared to $9.4 billion as of November 30, 2008. We have increased our liquidity reserve in anticipation of approximately $12.5 billion of asset-backed securities and deposit maturities in the first half of 2010. Our total contingent liquidity sources as of November 30, 2009 amounted to $22.9 billion, consisting of $14.2 billion in our liquidity reserve, $4.8 billion Federal discount window capacity, $2.4 billion in a revolving credit facility, and $1.5 billion in asset-backed conduit capacity.

In the event that our current sources of liquidity do not satisfy our needs, we would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry and our credit ratings. Disruptions, uncertainty or volatility in the capital, credit or deposit markets may limit our ability to replace maturing liabilities in a timely manner and satisfy other funding requirements. As such, we may be forced to delay raising funding, issue shorter-term securities than desired, or bear an unattractive cost of funding, which could decrease profitability and significantly reduce financial flexibility. Further, in disorderly financial markets or for other reasons, it may be difficult or impossible to liquidate some of our investments to meet our liquidity needs.

An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.

We obtain deposits from consumers either directly or through affinity relationships (“direct-to-consumer deposits”) and through third-party brokers who offer our deposits to their customers (“brokered deposits”). We have increased and plan to continue to increase our direct-to-consumer deposit funding. We had $12.6 billion in direct-to-consumer deposits and $19.5 billion in brokered deposits as of November 30, 2009, compared to $6.2 billion in direct-to-consumer deposits and $22.3 billion in brokered deposits as of November 30, 2008.

Many other financial services firms are increasing their use of deposit funding, including recently-formed bank holding companies, and as such we may experience increased competition in the deposit markets. We cannot predict how this increased competition will affect deposit renewal rates, costs or availability. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted. In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors beyond our control, including perceptions about our financial strength, which could lead to consumers choosing not to make deposits with us or third-party brokers not offering our deposit products.

Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiaries. The FDIA prohibits a bank, including our subsidiary Discover Bank, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well-capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC. There are no such restrictions on a bank that is well-capitalized. While Discover Bank met the FDIC’s definition of “well-capitalized” as of November 30, 2009, there can be no assurance that it will continue to meet this definition. For a comparison of Discover Bank’s capital ratios to the “well-capitalized” capital requirements, see Note 21: Capital Adequacy to our consolidated financial statements. Additionally, our regulators can adjust the requirements to be well-capitalized at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits. An inability to attract or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.

If we do not securitize our receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.

Historically, we have used the securitization of credit card receivables, which involves the transfer of receivables to a trust and the issuance by the trust of beneficial interests to third-party investors, as a significant source of funding. Our average level of securitized borrowings, excluding retained issuances, was $22.6 billion and $26.9 billion for the 2009 and 2008 fiscal years, respectively. Due to market events and disruption in the capital markets, the public and private securitization markets were not available to us from mid-2008 and into the first half of 2009. We re-entered the securitization markets in July and September 2009, with $1.5 billion and $1.3 billion, respectively, of public asset-backed securities issuances out of our securitization trusts that were eligible for funding under TALF. It is uncertain, however, whether the securitization markets will be available on terms or volumes that are attractive to us going forward, particularly after TALF expires in March 2010.

Further, while we have capacity to issue new asset-backed securities from our securitization trusts, there has been uncertainty in the securitization market recently over existing FDIC guidance regarding standards for legal isolation of the transferred assets following the change in accounting rules pertaining to transfers of financial assets and consolidations. This uncertainty has made it difficult to obtain necessary credit ratings for the issuances of asset-backed securities, including the required ratings for securities to qualify as eligible securities under TALF. Issuances after TALF expires on March 31, 2010 are subject to the final determination of the FDIC regarding the legal isolation standard, the potential framework of which was described in the FDIC’s Advance Notice of Proposed Rulemaking in December 2009. The form that this rule will ultimately take is uncertain at this time, but it may impact our ability and/or desire to issue asset-backed securities in the future.

In addition, legislation approved in the U.S. House of Representatives in December 2009, and a similar measure under consideration in the U.S. Senate, propose extensive changes to the laws regulating financial services firms. These proposals include new requirements for the securitization market, including new rules around risk retention and disclosure. The form that this legislation may ultimately take is unknown at this time, but this legislation may impact our ability and desire to securitize our receivables.

The Securities and Exchange Commission (the “SEC”) is considering changes to the disclosure requirements for asset securitizations and changes to the requirements for shelf registration of asset securitizations. At this point, we cannot predict what specific changes will be proposed or adopted. However, significant changes to the disclosure requirements or registration process for our securitizations could make them more expensive or reduce our access to the capital markets, in either case making securitization less viable as a funding source.

Our ability to raise funding through the securitization market generally, through TALF or otherwise, depends on our ratings. If we are not able to satisfy rating agency requirements, such as completing certain credit enhancement actions as requested by the agencies, to maintain the ratings of asset-backed securities issued by our securitization trusts, it could limit our ability to access the securitization markets. Additional factors affecting the extent to which we will securitize our credit card receivables in the future include the overall credit quality of our receivables, the costs of securitizing our receivables and the legal, regulatory, accounting and tax requirements governing securitization transactions. A prolonged inability to securitize our receivables may have a material adverse effect on our liquidity, cost of funds and overall financial condition.

The occurrence of events that result in the early amortization of our existing securitization transactions or an inability to delay the accumulation of principal collections in our securitization trusts would materially adversely affect our liquidity.

Our liquidity would be materially adversely affected by the occurrence of events that could result in the early amortization of our existing securitization transactions. Credit card securitizations are normally structured as “revolving transactions” that do not distribute to securitization investors their share of monthly principal payments on the receivables during the revolving period, and instead use those principal payments to fund the purchase of replacement receivables. The occurrence of “early amortization events” may result in termination of the revolving periods of our securitization transactions, which would require us to repay the affected outstanding securitized borrowings over a period of a few months. Our average level of securitized borrowings, excluding retained issuances, was $22.6 billion and $26.9 billion for the 2009 and 2008 fiscal years, respectively, and we recorded $1.9 billion and $2.4 billion, respectively, in securitization income. Early amortization events include, for example, insufficient cash flows in the securitized pool of receivables to meet contractual requirements (also known as “excess spread”), certain breaches of representations, warranties or covenants in the agreements relating to the securitization and receivership or insolvency of Discover Bank. For more information on excess spread, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Securitization Financing.” An early amortization event would negatively impact our liquidity, and require us to rely on alternative funding sources, which may or may not be available at the time.

Our securitization structure includes a requirement that we accumulate principal collections into a restricted account in the amount of scheduled maturities on a pro rata basis over the 12 months prior to a security’s maturity date. We have the option under our securitization documents to shorten this accumulation period, subject to the satisfaction of certain conditions, including reaffirmation from each of the rating agencies of the security’s required rating. Historically, we have exercised this option to shorten the accumulation period to one month prior to maturity. If we were to determine that the payment rate on the underlying receivables would not support a one-month accumulation period, or if one or more of the rating agencies were to require an accumulation period of longer than one month, we would need to begin accumulating principal cash flows earlier than we have historically. A lengthening of the accumulation period would negatively impact our liquidity, requiring management to implement mitigating measures. During periods of significant maturity levels, absent management actions, the lengthening of the accumulation period could materially adversely affect our financial condition.

A downgrade in the credit ratings of our securities could materially adversely affect our business and financial condition.

We, along with Discover Bank, are regularly evaluated by the ratings agencies, and their ratings for our long-term debt and other securities, including asset-backed securities issued by our securitization trusts, are based on a number of factors, including our financial strength as well as factors that may not be within our control. We currently maintain an investment grade long-term debt rating with Fitch Ratings (“Fitch”) (BBB with negative outlook) and Standard and Poor’s Rating Service (“S&P”) (BBB- with stable outlook). In 2009, Moody’s Investors Service (“Moody’s”) downgraded our long-term debt rating from Baa3 with negative outlook to Ba1 with negative outlook. Our current Ba1 rating from Moody’s is below investment grade. Downgrades in our long-term debt ratings could materially adversely affect our cost of funds, access to capital and funding, and overall financial condition. There can be no assurance that we will be able to maintain our current credit ratings or that our credit ratings will not be lowered or withdrawn in its entirety.

Discover Bank currently maintains an investment grade long-term debt rating with Fitch (BBB with negative outlook) and S&P (BBB with stable outlook). Moody’s downgraded the long-term debt rating of Discover Bank in 2009 from Baa2 with negative outlook to Baa3 with negative outlook, which remains at investment grade level. Failure to maintain an investment grade long-term debt rating could materially adversely affect the cost of funds, access to capital and funding, and overall financial condition of Discover Bank. There can be no assurance that Discover Bank will be able to maintain its current credit ratings or that its credit ratings will not be lowered or withdrawn in their entirety.

The credit ratings of the securities issued by our securitization trusts are regularly evaluated by the rating agencies. The ratings of our asset-backed securities are based on a number of factors, including the quality of the underlying receivables and the credit enhancement structure of the trusts. One rating agency has indicated that it will adjust its methodology to give greater consideration to the effect the financial strength of Discover Bank, as originator of the credit card receivables and master servicer of the securitization trusts, may have on the performance of the underlying credit card asset-backed securities when determining the credit rating of the trust securities, which could negatively impact the ratings of our asset-backed securities. The rating agencies may require us to take certain credit enhancement actions to maintain the ratings of the securities issued out of our trusts, which we may not be able to complete. TALF currently requires a triple-A or equivalent rating from at least two nationally recognized rating agencies for an issuance to qualify as eligible collateral. Failure to maintain the credit ratings of our asset-backed securities could prevent us from issuing new securities from our securitization trusts that are eligible securities under TALF or otherwise, which may have a material adverse effect on our liquidity, cost of funds and overall financial condition.

We may not be successful in managing the investments in our liquidity reserve and investment performance may deteriorate due to market fluctuations, which would adversely affect our business and financial condition.

We must effectively manage the risks of the investments in our liquidity reserve. Investments in our liquidity reserve may be adversely affected by market fluctuations including changes in interest rates, prices, credit risk premiums and overall market liquidity. Also, investments backed by collateral could be adversely impacted by changes in the value of the underlying collateral. Certain markets have been experiencing disruptions in market liquidity, and the lack of a secondary market may adversely affect the valuation of certain of our investments. In addition, deteriorating economic conditions may cause certain of the obligors, counterparties and underlying collateral on our investments to incur losses of their own, thereby increasing our credit risk exposure to these investments. These risks could result in a decrease in the value of our investments, which could negatively impact our financial condition. For example, for the years ended November 30, 2009 and 2008, we recorded losses of $8.2 million and $49.1 million, respectively, on an investment in certain asset-backed commercial paper notes purchased in a prior period.

Changes in the level of interest rates could materially adversely affect our earnings.

Changes in interest rates cause our interest expense to increase or decrease, as certain of our debt instruments carry interest rates that fluctuate with market benchmarks. If we are unable to pass any higher cost of funds to our customers, the increase in interest expense could materially reduce earnings. Some of our consumer loan receivables bear interest at a fixed rate or do not earn interest, and we may not be able to increase the rate on those loans to mitigate any higher cost of funds. At the same time, our variable rate receivables, which are based on the prime market benchmark rate, may not change at the same rate as our floating rate borrowings or may be subject to a cap, subjecting us to basis point risk. The majority of our floating rate borrowings are asset securitizations, which are generally based on the 1-month LIBOR rate. For example, if the prime rate were to decrease without a decrease in the 1-month LIBOR rate, our earnings would be negatively impacted. In addition to asset securitizations, we also utilize deposits as a significant source of funds. Although our interest costs associated with existing deposits are fixed, new deposit issuances are subject to fluctuations in interest rates.

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

We have a credit facility that could restrict our operations.

We have a multi-year unsecured committed credit facility that currently has $2.4 billion available and contains restrictions, covenants and events of default. See “Management’s Discussion and Analysis of Financial Condition and

Results of Operations – Liquidity and Capital Resources – Additional Funding Sources.” Although we currently have no outstanding balances due under the facility, the terms of the facility impose certain restrictions and future indebtedness may impose various additional restrictions and covenants on us (such as tangible net worth requirements) that could have adverse consequences, including: limiting our ability to pay dividends to our stockholders; increasing our vulnerability to changing economic, regulatory and industry conditions; limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry; limiting our ability to borrow additional funds; and requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

We may be unable to increase or sustain Discover card usage, which could impair growth in, or lead to diminishing, average balances and total revenue.

A key element of our strategy is to increase the usage of the Discover card by our customers, including making it their primary card, and thereby increase our revenue from transaction and service fees and our receivables. However, our customers’ use and payment patterns may change because of social, legal and economic factors, and customers may decide to use debit cards instead of credit cards, not to increase card usage, or to pay the balances within the grace period to avoid finance charges. We face challenges from competing credit card products in our attempts to increase credit card usage by our existing customers. Our ability to increase card usage also is dependent on customer satisfaction, which may be adversely affected by factors outside of our control, including competitors’ actions and legislative/regulatory changes. The CARD Act limits pricing changes that may impact an account throughout its lifecycle, which may reduce the availability of lower price promotions to drive account usage and customer engagement. As part of our strategy to increase usage, we have been increasing the number of merchants who accept cards issued on the Discover Network. If we are unable to continue increasing merchant acceptance of our cards, our ability to grow usage of Discover cards may be hampered. As a result of these factors, we may be unable to increase or sustain credit card usage, which could impair growth in, or lead to diminishing, average balances and total revenue.

We may be unable to grow earnings if we fail to attract new customers, or if we attract customers lacking favorable spending and payment habits.

We seek to attract new customers who will use their Discover cards, meet their monthly payment obligations and maintain balances that generate interest and fee income for us. We are subject to substantial competition from other credit card issuers for these new customers. We may not have adequate financial resources to permit us to incur all of the marketing costs that may be necessary to maintain or grow our receivables or to attract new accounts. The spending and payment habits of these new customers may not be sufficient to make their accounts as profitable as we expect. In addition, our risk models may not accurately predict the credit risk for these new customers, which could result in unanticipated losses in future periods. To the extent that the spending and payment habits of new customers do not meet our expectations, our earnings and growth may be negatively affected.

Our transaction volume is concentrated among large merchants, and a reduction in the number of, or rates paid by, large merchants that accept cards on the Discover Network or PULSE Network could materially adversely affect our business, financial condition, results of operations and cash flows.

Discover card transaction volume was concentrated among our top 100 merchants in 2009, with our largest merchant accounting for nearly 10% of that transaction volume. These merchants may pressure us to reduce our rates by continuing to participate in the Discover Network only on the condition that we change the terms of their economic participation. Loss of acceptance at our largest merchants would decrease transaction volume, negatively impact our brand, and could cause customer attrition. At the same time, we are subject to increasing pricing pressure from third-party issuers as a result of the continued consolidation in the banking industry, which results in fewer large issuers that, in turn, generally have a greater ability to negotiate higher interchange fees. In addition, some of our merchants, primarily our small and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.

Actual and perceived limitations on acceptance of credit cards issued on the Discover Network or debit cards issued on the PULSE Network could adversely affect the use of the Discover card by existing customers, the attractiveness of the Discover card to prospective new customers and interest of other financial institutions in issuing cards on the Discover Network or the PULSE Network. We may have difficulty attracting and retaining third-party issuers if we are unable to add and retain acquirers or merchants who accept cards issued on the Discover or PULSE Networks. As a result of these factors, a reduction in the number of, or rates paid by, our merchants could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Our business, financial condition and results of operations may be adversely affected by the increasing focus of merchants on the fees charged by credit card and debit card networks.

Merchant acceptance and fees are critical to the success of both our card issuing and payment processing businesses. Merchants are concerned with the fees charged by credit card and debit card networks. They seek to negotiate better pricing or other financial incentives as a condition to continued participation in the Discover Network and PULSE Network. During the past few years, merchants and their trade groups have filed numerous lawsuits against Visa, MasterCard, American Express and their card issuing banks, claiming that their practices toward merchants, including interchange fees, violate federal antitrust laws. There can be no assurance that they will not in the future bring legal proceedings against other credit card and debit card issuers and networks, including us. Merchants also may promote forms of payment with lower fees, such as ACH-based payments, or seek to impose surcharges at the point of sale for use of credit or debit cards. Merchant groups have also promoted federal and state legislation that would restrict issuer practices or enhance the ability of merchants, individually or collectively, to negotiate more favorable fees. The heightened focus by merchants on the fees charged by credit card and debit card networks could lead to reduced merchant acceptance of Discover Network or PULSE Network cards or reduced fees, either of which could adversely affect our business, financial condition and results of operations.

If we are unable to maintain successful relationships with the network licensees that issue Diners Club cards and that maintain a merchant acceptance network, we may be unable to sustain and grow our international network business.

The success of Diners Club depends upon the cooperation and support of the network licensees that issue Diners Club cards and that maintain a merchant acceptance network including Citigroup, which currently owns and operates network licensees generating over 40% of the Diners Club network sales volume. As is the case for other card payment networks, Diners Club does not issue cards or determine the terms and conditions of cards issued by the network licensees. Each licensee issuer determines these.

Further, unlike the Discover Network, we have only a small number of direct merchant relationships in the Diners Club network. Instead, we rely on network licensees located outside the United States to help us sustain and grow our international business. As a result of a number of factors, including any difficulties in achieving card acceptance across our networks, network licensees may choose not to renew the license agreements with us when their terms expire. In addition, the increasingly competitive marketplace for cross-border issuance and acceptance of credit cards may result in lower participation fees for the Diners Club network. In addition, many of the merchants in the acceptance network, primarily small and mid-size merchants, may not be contractually committed to the network licensees for any period of time and may cease to participate in the Diners Club network at any time on short notice. If we are unable to continue our relationships with network licensees or if the network licensees are unable to continue their relationships with merchants, our ability to maintain or increase revenues and to remain competitive would be adversely affected.

Political, economic or other instability in a country or geographic region, or other unforeseen or catastrophic events, could adversely affect our international business activities and reduce our revenue.

Natural disasters or other catastrophic events, including terrorist attacks, may have a negative effect on our business and infrastructure, including our information technology systems. Our Diners Club network, concentrated on primarily serving the global travel industry, could be adversely affected by international conditions that may result in a decline in consumer or business travel activity. Armed conflict, public health emergencies, natural disasters or terrorism may have a significant negative effect on travel activity and related revenue. Although a regionalized event or condition may primarily affect one of our network participants, it may also affect our overall network activity and our resulting revenue. Overall network transaction activity may decline as a result of concerns about safety or disease or may be limited because of economic conditions that result in spending on travel to decline. The impact of such events and other catastrophes on the overall economy may also adversely affect our financial condition or results of operations.

Visa and MasterCard may impose additional restrictions on issuing banks, merchants or merchant acquirers that materially adversely affect our networks, or the Discover card issuing business.

Visa and MasterCard aggressively seek to protect their networks from competition and have used their rules and policies to do so. For example, in the past they enacted and enforced rules that prohibited their member banks from issuing cards on competing payment networks such as Discover. These rules were ultimately found to violate the antitrust laws. They have adversely affected our business in the past, and they may have lingering effects going forward. Visa and MasterCard also may enact new rules or enforce other rules in the future, including limiting the ability of issuing banks to use the PULSE Network, which may materially adversely affect our ability to compete. For example, MasterCard has issued a mandate requiring its signature debit issuing banks to also utilize MasterCard’s affiliated PIN debit network.

If fraudulent activity associated with our cards or our networks increases, our brands could suffer reputational damage, the use of our cards could decrease and our fraud losses could be materially adversely affected.

We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. Credit and debit card fraud, identity theft and related crimes are prevalent and perpetrators are growing ever more sophisticated. Our resources and fraud prevention tools may be insufficient to accurately predict and prevent fraud. As we increase acceptance of the Discover card internationally, we may experience a higher fraud to sales ratio. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to significantly increase. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as mandatory card reissuance) and reputational and financial damage to our brands, which could negatively impact the use of our cards and networks and thereby have a material adverse effect on our business. Further, fraudulent activity may result in lower license fee revenue from our Diners Club licensees.

If our security systems, or those of merchants, merchant acquirers or other third parties containing information about customers, are compromised, we may be subject to liability and damage to our reputation.

Our security protection measures or the security protections of third parties participating in our networks may not be sufficient to protect the confidentiality of information relating to customers or transactions processed on our networks. Customer data also may be stored on systems of third-party service providers and merchants that may have inadequate security systems. Third-party carriers regularly transport customer data, and may lose sensitive customer information. Unauthorized access to our networks or any of our other information systems potentially could jeopardize the security of confidential information stored in our computer systems or transmitted by our customers or others. As we increase acceptance of the Discover card internationally, we may experience additional risks related to security systems. If our security systems or those of merchants, processors or other third-party service providers are compromised such that this confidential information is disclosed to unauthorized parties, we may be subject to liability. For example, in the event of a security breach, we may incur losses related to fraudulent use of cards issued by us as well as the operational costs associated with reissuing cards. The preventive measures we take to address these factors are costly, and may become more costly in the future. Moreover, these measures may not protect us from liability, which may not be adequately covered by insurance, or from damage to our reputation.

The financial services and payment services industries are rapidly evolving, and we may be unsuccessful in introducing new products or services on a large scale in response to this evolution.

The financial services and payment services industries experience constant and significant technological changes, such as continuing development of technologies in the areas of smart cards, radio frequency and proximity payment devices, electronic commerce and mobile commerce, among others. The effect of technological changes on our business is unpredictable.

We depend, in part, on third parties for the development of and access to new technologies. We expect that new services and technologies relating to the payments business will continue to appear in the market, and these new services and technologies may be superior to, or render obsolete, the technologies that we currently use in our card products and services. As a result, our future success may be dependent on our ability to identify and adapt to technological changes and evolving industry standards and to provide payment solutions for our customers, merchants and financial institution customers.

Difficulties or delays in the development, production, testing and marketing of new products or services may be caused by a number of factors including, among other things, operational, capital and regulatory constraints. The occurrence of such difficulties may affect the success of our products or services, and developing unsuccessful products and services could result in financial losses, as well as decreased capital availability. In addition, the new products and services offered may not be attractive to our customers and merchant and financial institution customers. Also, success of a new product or service may depend upon our ability to deliver it on a large scale, which may require a significant capital investment that we may not be in a position to make. If we are unable to successfully introduce and maintain new income-generating products and services, it may impact our ability to compete effectively and materially adversely affect our business and earnings.

We rely on technology and on third parties to deliver services. If key technology platforms become obsolete, or if we face difficulties processing transactions or in managing our relationships with third-party service providers, our revenue or results of operations could be materially adversely affected.

We have a large technology staff utilizing current technology. There is no assurance that we will be able to sustain our investment in new technology to avoid obsolescence of critical systems and applications. Further, our transaction authorization and settlement systems, and our clearing system for transactions between Diners Club network licensees, may encounter service interruptions due to system or software failure, fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, terrorism or accident. Some of our transaction processing systems are operated at a single facility and could be subject to service interruptions in the event of failure. Our services could be disrupted by a natural disaster or other problem at any of our primary or back-up facilities or our other owned or leased facilities.

We also depend on third-party service providers for many aspects of the operation of our business. For example, we depend on third parties for the timely transmission of information across our data transportation network and for other telecommunications, processing, remittance and technology related services, including ancillary transaction processing services for the PULSE Network and authorization, clearing and settlement services for the Diners Club network. Regardless of whether as a result of natural disaster, operational disruption, terrorism, termination of its relationship with us, or any other reason, if a service provider fails to provide the communications capacity or deliver services that we require or expect, the failure could interrupt our services and operations and hamper our ability to process customers’ transactions in a timely and accurate manner or to maintain thorough and accurate records of those transactions. Such a failure could adversely affect the perception of the reliability of our networks and services and the quality of our brands, and could materially adversely affect our transaction volumes, our revenues and/or our results of operations.

Merchant defaults may adversely affect our business, financial condition, cash flows and results of operations.

As an issuer and merchant acquirer in the United States on the Discover Network, and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer’s favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. For the years ended November 30, 2009 and 2008, we had $5.8 million and $10.5 million, respectively, of losses related to merchant chargebacks.

Our success is dependent, in part, upon our executive officers and other key employees. If we are unable to recruit, retain and motivate key officers and employees, our business could be materially adversely affected.

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

As a participant in the U.S. Treasury Capital Purchase Program, we are subject to significant restrictions on how we may compensate our top five senior executive officers (“SEOs”) and our next 20 most highly compensated employees under the Interim Final Rule issued by the U.S. Treasury pursuant to the EESA. The EESA generally limits the amount of bonus or incentive compensation payable to our SEOs and our next 20 most highly compensated employees to one-third of the total amount of their annual compensation and limits the form of such payments to long-term restricted stock that does not fully vest during the period in which the senior preferred stock is held by the U.S. Treasury. In addition, the EESA could require the clawback of previously paid compensation to these employees. The EESA also restricts severance payments for our SEOs and our next five most highly compensated employees except for payments for services performed or benefits accrued. Several of the companies with which we compete for senior talent did not participate in, or are no longer participants in, the Capital Purchase Program and, therefore, are not subject to such compensation limitations.

We may be subject to further restrictions under any other future legislation or regulation limiting executive compensation. For example, in October 2009, the Federal Reserve issued proposed guidance on incentive compensation policies at banking organizations. These restrictions could negatively impact our ability to compete with other companies in recruiting and retaining key officers and employees. If we are unable to recruit, retain and motivate key personnel, our business could be materially adversely affected.

Damage to our reputation could damage our businesses.

Maintaining a positive reputation is critical to our attracting and retaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to our businesses and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, and the activities of customers and counterparties. Further, negative publicity regarding us, whether or not true, may also result in harm to our business prospects.

We may be unsuccessful in promoting and protecting our brands or protecting our other intellectual property, or third parties may allege that we are infringing their intellectual property rights.

The Discover, PULSE and Diners Club brands have substantial economic and goodwill value. Our success is dependent on our ability to promote and protect these brands and our other intellectual property. Our ability to attract and retain customers is highly dependent upon the external perception of our company and brands. Our brands are licensed for use to business partners and network participants, some of whom have contractual obligations to promote and develop our brands. The value of our brands and our overall business success may be adversely affected by actions of our business partners and network participants that diminish the perception of our brands.

We may not be able to successfully protect our brands and our other intellectual property. If others misappropriate, use or otherwise diminish the value of our intellectual property, our business could be adversely affected. In addition, third parties may allege that our marketing, processes or systems may infringe their intellectual property rights. Given the potential risks and uncertainties of such claims, our business could be adversely affected by having to pay significant monetary damages or licensing fees and we may have to alter our business practices.

Acquisitions or strategic investments that we pursue could disrupt our business and harm our financial condition.

We may consider or undertake strategic acquisitions of, or material investments in, businesses, products or technologies. If we do so, we may not be able to successfully finance or integrate any such businesses, products or technologies. In addition, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. We may allocate resources, such as time and money, on projects that do not increase our earnings. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash balances; similarly, if the purchase price is paid with our stock, it could be dilutive to our stockholders.

We are subject to regulation by a number of different regulatory agencies, which have broad discretion to require us to alter our operations in ways that could adversely affect our business or subject us to penalties for noncompliance.

We must comply with an array of banking and consumer lending laws and regulations in all of the jurisdictions in which we operate. As a bank holding company, we are subject to oversight, regulation and examination by the Federal Reserve. Our subsidiary, Discover Bank, is subject to regulation and regular examinations by the FDIC and the Delaware Bank Commissioner. In addition, we are subject to regulation by the Federal Trade Commission, state banking regulators and the U.S. Department of Justice, as well as the SEC and New York Stock Exchange in our capacity as a public company. In addition, as our payments business has expanded globally through the acquisition of Diners Club, we are subject to government regulation in countries in which our networks operate or our cards are used, either directly or indirectly through regulation affecting Diners Club network licensees.

From time to time, these regulations and regulatory agencies have required us to alter certain of our operating practices, and may require us to do the same in the future. Our ability to introduce new products or introduce new pricing may be impaired or delayed as a result of regulatory review or failure to obtain required regulatory approvals. Various federal and state regulators have broad discretion to impose restrictions and requirements on our company, subsidiaries and operations. U.S. federal and state consumer protection laws and rules, and laws and rules of foreign jurisdictions where we conduct business limit the manner and terms on which we may offer and extend credit. We are subject to capital, funding and liquidity requirements prescribed by statutes, regulations and orders. We are also subject to the requirements of accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors), who may change their interpretations on how standards should be applied, potentially materially impacting how we record and report our financial condition and results of operations. Failure to comply with laws, regulations and other requirements could lead to adverse consequences such as financial, structural, reputational and operational penalties, including receivership, litigation exposure and fines. In addition, efforts to abide by these laws and regulations may increase our costs of operations or limit our ability to engage in certain business activities, including affecting our ability to generate or collect receivables from customers.

Laws, regulations, and supervisory guidance and practices, or the application thereof, may adversely affect our business, financial condition and results of operations.

Proposals for legislation further regulating matters affecting public companies are continually being introduced in the U.S. Congress and in state legislatures, including reforms related to health care, employment and particularly the financial services industry. Congress is considering extensive changes to the laws regulating financial services firms, including bills that address risks to the economy and the payments system through a variety of measures. Legislation approved in the House in December 2009, and a similar measure under consideration in the Senate, propose a new independent Consumer Financial Protection Agency (“CFPA”) that would regulate consumer financial services and products, including credit, savings and payment products. The President has made the enactment of financial reform legislation a priority, although there is significant opposition to several components, including the creation of a CFPA. Passage of the bills in their present form would have a material adverse impact on us, but prospects for approval of the legislation, and the content of a final bill, are unclear.

The agencies regulating the financial services industry also periodically adopt changes to their regulations and supervisory guidance and practices. In light of current conditions in the U.S. financial markets and economy, as well as a heightened regulatory and Congressional focus on consumer lending, regulators have increased their scrutiny of the financial services industry, the result of which has included new proposed regulations and regulatory guidance. For example, in October 2009, the Federal Reserve issued proposed guidance on incentive compensation policies at banking organizations. We are unable to predict the impact of this enhanced scrutiny or whether any of these proposals will be implemented or in what form. We are also unable to predict whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future.

In addition, regulation of the payments industry, including regulation applicable to us, merchant acquirers and our other business partners and customers, has expanded significantly in recent years. For instance, various U.S. federal and state regulatory agencies and state legislatures are considering new legislation or regulations relating to restrictions regarding fees and interchange charged to merchants and acquirers, as well as additional charges for premium payment card transactions, and other restrictions related to identity theft, privacy, data security and marketing that could have a direct effect on us and our merchant and financial institution customers. In addition, the payments industry is the subject of increasing global regulatory focus, which may result in costly new compliance burdens being imposed on us and our customers and lead to increased costs and decreased payments volume and revenues. We, our Diners Club licensees and Diners Club customers are subject to regulations that affect the payments industry in many countries in which our cards are used.

Failure to comply with laws and regulations could lead to adverse consequences such as financial, structural, reputational and operational penalties, including receivership, litigation exposure and fines. Legislative and regulatory changes could impact the profitability of our business activities, require us to change certain of our business practices, affect retention of our key employees, and expose us to additional costs (including increased compliance costs). Significant changes in laws and regulations may have a more adverse effect on our results of operations than on the results of our larger, more diversified competitors. For additional recent legislative and regulatory developments that may affect our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments.”

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

Businesses in the credit card industry have historically been subject to significant legal actions, including class action lawsuits and patent claims. Many of these actions have included claims for substantial compensatory or punitive damages. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to consumer class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause us to discontinue their use, and there are bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses. Further, we are involved in pending legal actions challenging our arbitration clause. In addition, we may be involved in various actions or proceedings brought by governmental regulatory agencies in the event of noncompliance with laws or regulations, which could subject us to significant fines, penalties or other requirements resulting in increased expenses.

Risks Related to Our Spin-Off

Certain of our historical financial results are as a business segment of Morgan Stanley and therefore may not be representative of our results as a separate, stand-alone company.

Certain historical financial information we have included in this filing has been derived from Morgan Stanley’s consolidated financial statements and does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we operated as a separate, stand-alone company during the periods presented. For example, our funding costs increased after our separation from Morgan Stanley. In addition, certain historical costs and expenses reflected in our audited consolidated financial statements include an allocation for certain corporate functions historically provided by Morgan Stanley, including general corporate expenses, employee benefits and incentives. These allocations were based on what we and Morgan Stanley considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. This historical information does not necessarily indicate what our results of operations, financial condition, cash flows or costs and expenses would have been had we operated as a separate, stand-alone entity, nor is it indicative of what our results will be in the future.

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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•

changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt, and investor sentiment;

•

the impact of current, pending and future legislation, regulation and regulatory and legal actions, including new laws and rules limiting or modifying certain credit card practices, new laws and rules affecting securitizations, new laws and rules related to government programs to stabilize the financial markets and regulations related to becoming a bank holding company;

•	the restrictions on our operations resulting from financing transactions including participation in the U.S. Treasury’s Capital Purchase Program;

•	the actions and initiatives of current and potential competitors;

•	our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants;

•	our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk;

•	the availability and cost of funding and capital;

•	access to deposit, securitization, equity, debt and credit markets;

•	the impact of rating agency actions;

•	the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices;

•	losses in our investment portfolio;

•	our ability to increase or sustain Discover card usage or attract new customers;

•	our ability to attract new merchants and maintain relationships with current merchants;

•	the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events;

•	fraudulent activities or material security breaches of key systems;

•	our ability to introduce new products or services;

•	our ability to sustain our investment in new technology and manage our relationships with third-party vendors;

•	our ability to collect amounts for disputed transactions from merchants and merchant acquirers;

•	our ability to attract and retain employees;

•	our ability to protect our reputation and our intellectual property;

•	difficulty financing or integrating new businesses, products or technologies;

•	new lawsuits, investigations or similar matters or unanticipated developments related to current matters; and

•	resolution of our dispute with Morgan Stanley.

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

Our principal properties are located in seven states in the United States. As of January 15, 2010, we owned five principal properties, which included our corporate headquarters, two call centers and two processing centers (one of which we intend to close in 2010) and we leased three principal properties, which included two call centers and our PULSE headquarters. The call centers and processing centers largely support our Direct Banking segment, formerly referred to as our U.S. Card segment, the PULSE headquarters is used by our Payment Services segment, formerly referred to as our Third-Party Payments segment, and our corporate headquarters is used by both our Direct Banking and Payment Services segments. We also have five leased offices, four of which are located outside the United States, that are used to support our Diners Club operations and a leased office in Shanghai that supports our Direct Banking segment. Excluding the one processing center to be closed later in 2010, all of our call centers and processing centers are operating at and being utilized to a reasonable capacity and we believe these principal facilities are both suitable and adequate to meet our current and projected needs.

Item 3.	Legal Proceedings

In the normal course of business, from time to time, we have been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with our activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We have historically relied on the arbitration clause in our cardmember agreements, which has in some instances limited the costs of, and our exposure to, litigation, but there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause us to discontinue their use, and there are bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses. Further, we are involved in pending legal actions challenging our arbitration clause. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business, including, among other matters, accounting, tax and operational matters, some of which may result in adverse judgments, settlements, fines, penalties, injunctions, or other relief. Litigation and regulatory actions could also adversely affect our reputation.

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

We executed an agreement to settle the lawsuit with MasterCard and Visa on October 27, 2008. The agreement became effective on November 4, 2008 upon receipt of the approval of Visa’s Class B shareholders. Under the settlement, Visa and MasterCard agreed to pay us up to $2.75 billion in exchange for our agreement to dismiss the lawsuit and release all claims. MasterCard paid us $862.5 million in the fourth quarter of 2008. We met all financial performance measures to which we were subject under the settlement agreement and, as a result, we received the maximum amount of $1.9 billion, plus interest, in four quarterly payments from Visa in fiscal 2009.

At the time of our 2007 spin-off from Morgan Stanley, we entered into an agreement with Morgan Stanley regarding the manner in which the antitrust case against Visa and MasterCard was to be pursued and settled and how proceeds of the litigation were to be shared (the “Special Dividend Agreement”). As previously disclosed, the agreement provided that, upon resolution of the litigation, after expenses, we would be required to pay Morgan Stanley the first $700 million of value of cash or non-cash proceeds (increased at the rate of 6% per annum until paid in full), plus 50% of any proceeds in excess of $1.5 billion, subject to certain limitations and a maximum potential payment to Morgan Stanley of $1.5 billion. All payments by us to Morgan Stanley would be net of taxes payable by us with respect to such proceeds. In addition, the agreement provides that any amounts payable to Morgan Stanley that are not paid within thirty days following the end of a fiscal quarter in which proceeds are received by us will accrue interest from the thirtieth day until paid at a rate of 6% per annum.

On October 21, 2008, Morgan Stanley filed a lawsuit against us in New York Supreme Court for New York County seeking a declaration that Morgan Stanley did not breach the Special Dividend Agreement, did not interfere with any of our existing or prospective agreements for resolution of the antitrust case against Visa and MasterCard, and that Morgan Stanley is entitled to receive a portion of the settlement proceeds as set forth in the Special Dividend Agreement. On November 18, 2008, we filed our response to Morgan Stanley’s lawsuit, which includes counterclaims against Morgan Stanley for interference with our efforts to resolve the antitrust lawsuit against Visa and MasterCard and willful and material breach of the Special Dividend Agreement, which expressly provided that we would have sole control over the investigation, prosecution and resolution of the antitrust lawsuit. Through our counterclaims we seek a ruling that because of Morgan Stanley’s willful, material breach of the Special Dividend Agreement, it has no right to its share of the proceeds from the settlement. We have also requested damages in an amount to be proven at trial. Morgan Stanley moved for partial summary judgment seeking payment of its share of the proceeds, and on January 4, 2010, the court issued an order granting the motion. We intend to appeal the order and to continue to pursue our separate claims for damages. The parties substantially completed the fact discovery phase of the case in December 2009. Expert reports are due in January and February 2010, and dispositive motions are to be filed in March 2010. See Note 28: Subsequent Events to our consolidated financial statements for additional information.

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

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of our year ending November 30, 2009, no matters were submitted for a vote of our stockholders.

Part II. | Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock began trading “regular way” on the NYSE (ticker symbol DFS) on July 2, 2007. The approximate number of record holders of our common stock at January 15, 2010 was 91,422.

The following table sets forth the quarterly high and low stock prices as reported by the NYSE and the dividends declared by us during the quarter indicated:

Quarter Ended:	Stock Price		Cash Dividends Declared
2007	High	Low
August 31	$29.15	$20.35	—
November 30	$24.00	$15.72	$0.06

2008
February 29	$17.99	$10.94	$0.06
May 31	$19.87	$13.00	$0.06
August 31	$17.16	$12.51	$0.06
November 30	$18.15	$6.59	$0.06

2009
February 28	$11.47	$5.05	$0.06
May 31	$11.65	$4.73	$0.02
August 31	$14.24	$8.58	$0.02
November 30	$17.36	$12.87	$0.02

During our second quarter of 2009, we reduced our common stock dividend from $.06 per share to $.02 per share and we have maintained a $.02 per share dividend for the remaining quarters of 2009. We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are subject to board approval and depend on future earnings, capital requirements and financial condition. Our participation in the U.S. Treasury’s Capital Purchase Program subjects us to restrictions limiting our ability to pay dividends on our common stock. For a description of these restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – U.S. Treasury Capital Purchase Program.” In addition, as a result of applicable banking regulations and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may be further limited.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the fourth quarter of our year ended November 30, 2009:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 – 30, 2009
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	16,146	$11.37	N/A	N/A
October 1 – 31, 2009
Repurchase program(1)	—	$—	—	$1billion
Employee transactions(2)	—	$—	N/A	N/A
November 1 – 30, 2009
Repurchase program(1)	—	$—	—	$1billion
Employee transactions(2)	54,357	$15.69	N/A	N/A

Total
Repurchase program(1)	—	$—	—	$1billion
Employee transactions(2)	70,503	$14.70	N/A	N/A

(1)	On December 3, 2007, we announced that our board of directors authorized the repurchase of up to $1 billion of our outstanding stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At November 30, 2009, we had not repurchased any stock under this program. Under the terms of our participation in the U.S. Treasury’s Capital Purchase Program, we are generally prohibited from repurchasing our common stock until March 2012, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchase Program.”
(2)	Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Stock Performance Graph

The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from July 2, 2007 through November 30, 2009. The graph assumes an initial investment of $100 on July 2, 2007, the date we began “regular way” trading on the NYSE following our spin-off. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

	Discover Financial Services	S&P 500 Index	S&P 500 Financials Index
July 2, 2007	$100.00	$100.00	$100.00
November 30, 2007	$63.14	$97.48	$84.67
May 31, 2008	$62.40	$92.16	$67.82
November 30, 2008	$36.89	$58.99	$34.60
May 31, 2009	$34.47	$60.49	$33.48
November 30, 2009	$56.63	$72.11	$40.11

Item 6.	Selected Financial Data

The following table presents our selected historical financial data and operating statistics. The statement of income data for each of the years in the three-year period ended November 30, 2009 and the statement of financial condition data as of November 30, 2009 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The statement of financial condition data as of November 30, 2007 have been derived from audited consolidated financial statements not included elsewhere in this annual report on Form 10-K.

The selected financial data as of and for the years ended November 30, 2006 and 2005, are for periods prior to our spin-off from Morgan Stanley, are unaudited and are presented on a combined basis. The unaudited financial statements have been prepared on the same basis as the audited financial statements, and in the opinion of our management include all adjustments, consisting of only ordinary recurring adjustments, necessary for a fair presentation of the information set forth in this annual report on Form 10-K.

The selected financial data presented on a combined basis reflects the historical combined income and financial condition of the Morgan Stanley subsidiaries that comprised its Discover segment. Prior to our spin-off, the Discover segment consisted of Discover Financial Services, a wholly-owned subsidiary of Morgan Stanley, and certain other subsidiaries and assets related to credit card operations in the United Kingdom, which are now presented as discontinued operations, that were contributed to the Discover segment by Morgan Stanley in conjunction with the spin-off. The combined selected financial data presented for 2006 and 2005 do not reflect any changes that have occurred in our financing and operations as a result of our spin-off and accordingly, may not be indicative of our future performance or of the results that would have been achieved had we operated as a separate, stand-alone entity during those periods. However, the combined financial data presented for 2006 and 2005 have been prepared on the same basis as the audited financial statements, and in the opinion of our management, include all adjustments, consisting of only ordinary recurring adjustments, necessary for a fair presentation of the information set forth in this annual report on Form 10-K.

Included in the selected historical financial data are certain amounts and statistics reported on a managed basis. Our senior management evaluates business performance and allocates resources using financial data that is presented on a managed basis. Managed loans consist of our on-balance sheet loan portfolio, loans held for sale and loan receivables that have been securitized and against which beneficial interests have been issued. Owned loans, a subset of managed loans, refer to our on-balance sheet loan portfolio and loans held for sale and include the undivided seller’s interest we retain in our securitizations. A managed basis presentation, which is not a presentation in accordance with GAAP, involves reporting securitized loans with our owned loans in the managed basis statements of financial condition and reporting the earnings on securitized loans in the same manner as the owned loans instead of as securitization income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – GAAP to Managed Data Reconciliations.”

Discover Financial Services

Selected Historical Data

	For the Years Ended November 30,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Interest income	$3,145,080	$2,692,563	$2,584,402	$2,209,192	$2,035,263
Interest expense	1,251,284	1,288,004	1,223,270	836,280	718,213

Net interest income	1,893,796	1,404,559	1,361,132	1,372,912	1,317,050
Other income(1)	4,840,595	4,264,458	3,376,682	3,368,664	2,820,128

Revenue net of interest expense	6,734,391	5,669,017	4,737,814	4,741,576	4,137,178
Provision for loan losses	2,362,405	1,595,615	733,887	606,765	816,197
Other expense	2,251,088	2,415,797	2,478,214	2,467,058	2,364,991

Income before income tax expense	2,120,898	1,657,605	1,525,713	1,667,753	955,990
Income tax expense	844,713	594,692	561,514	535,563	356,434

Income from continuing operations	1,276,185	1,062,913	964,199	1,132,190	599,556
Loss from discontinued operations, net of tax(2)	—	(135,163)	(375,569)	(55,574)	(21,641)

Net income(1)	$1,276,185	$927,750	$588,630	$1,076,616	$577,915

Net income available to common stockholders	$1,222,930	$927,750	$588,630	$1,076,616	$577,915

Statement of Financial Condition Data (as of):
Loan receivables	$23,625,084	$25,216,611	$20,831,117	$20,790,244	$20,611,306
Total assets	$46,020,987	$39,892,382	$37,376,105	$29,064,898	$26,942,109
Total stockholders’ equity	$8,435,547	$5,915,823	$5,599,422	$5,774,772	$4,600,449
Allowance for loan losses	$1,757,899	$1,374,585	$759,925	$703,917	$795,722
Long-term borrowings	$2,428,101	$1,735,383	$2,134,093	$819,496	$820,529
Total average interest-earning assets	$39,989,758	$33,409,965	$28,267,731	$22,880,808	$22,245,351
Total average interest-bearing liabilities	$31,609,777	$27,644,581	$23,211,976	$17,449,405	$17,378,284
Per Share of Common Stock:
Basic EPS from continuing operations	$2.42	$2.22	$2.02	$2.37	$1.26
Diluted EPS from continuing operations	$2.39	$2.20	$2.01	$2.37	$1.26
Weighted average shares outstanding (000’s)(3)	504,550	479,335	477,328	477,236	477,236
Weighted average shares outstanding (fully diluted) (000’s)(3)	511,803	483,470	478,879	477,236	477,236
Cash dividends declared	$0.12	$0.24	$0.06	—	—
Dividend payout ratio	4.96%	12.40%	4.88%	—	—
Ratios:
Net interest margin	4.74%	4.20%	4.82%	6.00%	5.92%
Return on average equity	17%	16%	10%	20%	13%
Return on average assets	3.02%	2.52%	1.74%	3.93%	2.29%
Average stockholders’ equity to average total assets	18%	15%	17%	20%	17%

(1)	The years ended November 30, 2009 and 2008 include $1.9 billion pretax ($1.2 billion after tax) and $0.9 billion pretax ($0.5 billion after tax), respectively, of income related to the Visa and MasterCard antitrust litigation settlement, which is included in our Direct Banking segment, formerly referred to as our U.S. Card segment. See “Legal Proceedings.”
(2)	2007 includes a $391 million pretax ($279 million after tax) non-cash impairment charge to write-down the intangible assets and goodwill of the Goldfish business, which was sold on March 31, 2008.
(3)	On June 30, 2007, Morgan Stanley distributed to Morgan Stanley stockholders one share of our common stock for every two shares of Morgan Stanley common stock held on June 18, 2007. As a result, on July 2, 2007, we had 477,235,927 shares of common stock outstanding and this share amount is being utilized for the calculation of basic earnings per share (“EPS”) for all periods presented prior to the date of the spin-off. For all periods prior to the spin-off date, the same number of shares is being used for diluted EPS as for basic EPS as none of our common stock was traded prior to July 2, 2007 and none of our equity awards were outstanding for the prior periods.

	For the Years Ended November 30,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Selected Statistics:
Total Loan Receivables
Loan receivables – owned	$23,625,084	$25,216,611	$20,831,117	$20,790,244	$20,611,306
Average loan receivables – owned	$26,552,574	$21,348,493	$19,947,784	$19,252,929	$18,875,378
Owned interest yield	11.31%	10.89%	10.73%	10.48%	10.12%
Owned net principal charge-off rate	7.45%	4.59%	3.40%	3.63%	4.93%
Owned delinquency rate (over 30 days)	4.92%	4.35%	3.26%	3.05%	3.67%
Owned delinquency rate (over 90 days)	2.58%	2.06%	1.51%	1.43%	1.60%
Loan receivables – managed	$50,860,372	$51,095,278	$48,180,436	$45,802,071	$44,437,450
Average loan receivables – managed	$51,140,614	$49,011,148	$46,913,474	$44,409,232	$44,967,420
Managed interest yield	12.36%	12.61%	12.65%	12.52%	11.75%
Managed net principal charge-off rate	7.77%	5.01%	3.83%	3.95%	5.29%
Managed delinquency rate (over 30 days)	5.31%	4.56%	3.58%	3.39%	3.97%
Managed delinquency rate (over 90 days)	2.78%	2.17%	1.67%	1.59%	1.74%
Total Credit Card Loan Receivables
Credit card loan receivables – owned	$20,230,302	$23,814,307	$20,579,923	$20,694,395	$20,434,977
Average credit card loan receivables – owned	$24,266,782	$20,566,864	$19,845,880	$19,120,946	$18,644,660
Owned interest yield	11.69%	10.92%	10.75%	10.50%	10.16%
Owned net principal charge-off rate	7.87%	4.73%	3.41%	3.64%	4.95%
Owned delinquency rate (over 30 days)	5.52%	4.55%	3.28%	3.05%	3.69%
Owned delinquency rate (over 90 days)	2.92%	2.16%	1.53%	1.44%	1.61%
Credit card loan receivables – managed	$47,465,590	$49,692,974	$47,929,242	$45,706,222	$44,261,121
Average credit card loan receivables – managed	$48,854,822	$48,229,519	$46,811,570	$44,277,249	$44,736,702
Managed interest yield	12.59%	12.65%	12.66%	12.53%	11.78%
Managed net principal charge-off rate	8.00%	5.07%	3.84%	3.96%	5.30%
Managed delinquency rate (over 30 days)	5.60%	4.66%	3.59%	3.39%	3.98%
Managed delinquency rate (over 90 days)	2.94%	2.22%	1.68%	1.59%	1.75%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of November 30, 2009 and 2008 and for the three-year period ended November 30, 2009.

Introduction and Overview

Discover Financial Services is a leading credit card issuer in the United States and an electronic payment services company. In March 2009, we became a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act in connection with our participation in the U.S. Treasury’s Capital Purchase Program (“CPP”). Therefore, we are now subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Through our Discover Bank subsidiary, we offer our customers credit cards, other consumer loans and deposit products. Through our DFS Services LLC subsidiary and its subsidiaries, we operate the Discover Network, the PULSE Network and Diners Club. The Discover Network operates a credit card transaction processing network for Discover card-branded and third-party issued credit cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE Network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network that grants rights to licensees, which are generally financial institutions, to issue Diners Club branded credit cards and/or to provide card acceptance services. Our Diners Club business also offers transaction processing and marketing services to licensees globally. Our fiscal year ends on November 30 of each year.

Our primary revenues come from interest income earned on loan receivables, securitization income derived from the transfer of credit card loan receivables to securitization trusts and subsequent issuance of beneficial interests through securitization transactions, and fees earned from customers, merchants and issuers. The primary expenses required to operate our business include funding costs (interest expense), loan loss provisions, customer rewards, and expenses incurred to grow, manage and service our loan receivables.

Our business activities are funded primarily through the raising of consumer deposits, securitization of loan receivables and the issuance of both secured and unsecured debt. In a credit card securitization, loan receivables are transferred to a securitization trust, from which beneficial interests are issued to investors. We continue to own and service the accounts that generate the securitized loans. The trusts utilized by us to facilitate asset securitization transactions are not our subsidiaries. These trusts are excluded from our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Because our securitization activities qualify as sales under GAAP and accordingly are not treated as secured financing transactions, we remove credit card loan receivables equal to the amount of the investors’ interests in securitized loans from our consolidated statements of financial condition. As a result, asset securitizations have a significant effect on our consolidated financial statements in that the portions of interest income, net charge-offs and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer recorded in our consolidated statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions.

As described in “– Accounting Treatment for Off-Balance Sheet Securitizations,” pursuant to new accounting guidance, the securitization trusts will be consolidated in our financial statements effective December 1, 2009. Beginning on that date, our results of operations will no longer reflect securitization income, but will instead report interest income, net charge-offs and certain other income associated with all securitized loan receivables and interest expense associated with debt issued to third-party investors in the same line items in our results of operations as non-securitized credit card loan receivables and corporate debt.

Our senior management evaluates business performance and allocates resources using financial data that is presented on a managed basis. Managed loans consist of our on-balance sheet loan portfolio, loans held for sale and loan receivables that have been securitized and against which beneficial interests have been issued. Owned loans, a subset of managed loans, refer to our on-balance sheet loan portfolio and loans held for sale and include the undivided seller’s interest we retain in our securitizations. A managed basis presentation, which is not a presentation in accordance with GAAP, involves reporting securitized loans with our owned loans in the managed basis statements of financial condition and reporting the earnings on securitized loans in the same manner as the owned loans instead of as securitization income. See “– GAAP to Managed Data Reconciliations.”

2009 Highlights

•

Net income for 2009 was $1.3 billion, up from $0.9 billion in 2008, which includes $1.2 billion and $0.5 billion, respectively, of after tax income related to the Visa and MasterCard antitrust litigation settlement (described further in “Legal Proceedings”). Results for 2008 also include a $0.1 billion loss related to the sale of the Goldfish business in March 2008.

•

The challenging economic environment included increasing unemployment and higher consumer bankruptcies. As a result, net charge-off rates rose steadily throughout 2009 while delinquency rates remain elevated above prior periods. The net charge-off rate for 2009 was 7.45% on an owned basis (7.77% on a managed basis), compared to 4.59% on an owned basis in 2008 (5.01% on a managed basis). This increase in our net charge-off rates resulted in a $1.5 billion reduction of 2009 pretax income as compared to 2008. Additionally, our over 30 days delinquency rate at November 30, 2009, was 4.92% on an owned basis (5.31% on a managed basis), compared to 4.35% on an owned basis in 2008 (4.56% on a managed basis). In response to these trends, we increased the loan loss reserve rate throughout the year, from 5.45% at November 30, 2008 to 7.44% at November 30, 2009.

•

Despite the challenging economic environment, we maintained a steady level of managed receivables, and ended 2009 with $50.9 billion in managed loans compared to $51.1 billion at the end of 2008. However, owned loans fluctuated throughout the year as a result of securitization maturities and, in the second half of 2009, new securitization transactions. Credit card sales volumes were down 5% in 2009, largely due to lower gasoline prices but also due to the economic environment generally. This decline in sales, along with a lower level of promotional rate offers, contributed to a decline in managed credit card loans, which was largely offset by $2 billion of growth in our personal and student loan products and a lower payment rate on our credit card receivables.

•

During 2009, we took actions that resulted in higher net interest yield on loan receivables, including charging higher standard annual percentage rates and substantially reducing promotional rate offers. These actions, which were partially offset by a higher level of interest charge-offs, resulted in a net interest yield on loan receivables of 7.13% in 2009 (9.41% on a managed basis), up from 6.58% in 2008 (8.55% on a managed basis). This higher net interest yield along with a higher average level of owned loans contributed to $1.9 billion in net interest income for 2009 as compared to $1.4 billion in 2008.

•	We strengthened our liquidity and capital position through a number of capital market transactions during the year:

¡

In March 2009, through our participation in the U.S. Treasury’s Capital Purchase Program, we issued and sold shares of our preferred stock and a warrant to purchase shares of our common stock to the U.S. Treasury for approximately $1.2 billion in cash and became a bank holding company;

¡	We raised $534 million in a common stock offering of approximately 60 million shares in July and August 2009;
¡	We raised a total of $1.1 billion in a senior debt offering in July 2009 and a subordinated debt offering in November 2009; and
¡	Our securitization trusts issued $2.8 billion of asset-backed securities funded under the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) in July and September 2009.

•

We continued to grow our direct-to-consumer deposits and deposit products offered through affinity relationships, ending 2009 with $12.6 billion of these deposits, an increase of $6.4 billion from 2008. Our total funding from deposits, including brokered deposits, increased to $32.1 billion in 2009 from $28.5 billion in 2008.

•

We significantly reduced our operating expenses in 2009 by reducing promotional rate balance transfer offers and related marketing expenses, lowering headcount, and implementing several cost containment initiatives. As a result, our operating expenses decreased $165 million, or 7%, from 2008.

2008 and 2007 Highlights

•

We acquired Diners Club International (“Diners Club”) for $168 million on June 30, 2008. Diners Club has network licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services in over 185 countries and territories.

•

We sold our U.K. credit card business (“Goldfish”) to Barclays Bank PLC on March 31, 2008. This business represented substantially all of our International Card segment, which is presented in discontinued operations in this report.

•

On June 30, 2007, we spun off from Morgan Stanley through the distribution of shares of our common stock to holders of Morgan Stanley common stock. Our results of operations for the year ended November 30, 2007 include costs incurred as a result of the distribution of approximately $34 million, including costs that were allocated to the International Card segment, reported as discontinued operations in this report.

Outlook

The economic environment in 2009 was particularly challenging. Although we have seen some encouraging trends in certain economic indicators and in some of our own statistics, we have yet to see sustained economic improvement. In the last half of 2009, our charge-off and delinquency rates continued to rise, although not as quickly as they had risen in the last half of 2008 and into the first half of 2009, indicating that our loan losses might be approaching, but have not yet reached, their peak. We anticipate higher credit losses in 2010 and, given the continued uncertainty regarding the economic environment and somewhat higher level of delinquencies at the end of the fourth quarter 2009 compared to the end of the previous quarter, we increased our allowance for loan losses as a percentage of total loans to 7.44% at November 30, 2009. Additionally, our results in 2010 will not benefit from the Visa and MasterCard antitrust litigation settlement and will be adversely impacted by the new credit card legislation. See “– Legislative and Regulatory Developments” below for a further discussion.

We anticipate that adjustments that we made to certain aspects of our business in 2009 in response to the current economic environment and the new credit card legislation will impact our 2010 financial results. Specifically, in the third quarter 2009, we made changes to new and existing accounts, such as increasing standard annual percentage rates and converting many accounts with fixed rates to variable rates. The higher rates charged on standard balances along with a decline in the level of promotional rate offers during the year had a positive impact on our 2009 net interest yield on credit card loan receivables. Although the benefit of these actions will continue to accumulate in 2010, the impact will not be as significant as in 2009 and will also be offset by all of the restrictions under the CARD Act, as described below. We expect to maintain our current level of loan receivables through emphasizing our Cashback Bonus rewards program, our customer service and our other lending products, including student and personal loans.

We also took certain actions to reduce our operating expenses in 2009, which included reducing headcount. We plan to invest in marketing and other initiatives to grow our deposit products and our network capabilities, but we will continue to focus on sustaining a lower level of overall operating expenses compared to prior years.

At November 30, 2009, we had increased our liquidity reserve, primarily consisting of cash and cash equivalents, to $14.2 billion, in anticipation of approximately $12.5 billion of asset-backed securities and deposit maturities in the first half of 2010. In 2009, we relied principally on deposits to fund our business, experiencing $3.6 billion growth in our total deposit balance at November 30, 2009 as compared to November 30, 2008, while our level of securitization borrowings from third parties declined by approximately $2.2 billion. In 2010, we plan to continue to grow deposits, particularly direct-to-consumer deposits, as a percentage of our total funding by using both organic and inorganic methods. Our ability to issue asset-backed securities in 2010 depends on a number of factors, including market liquidity as well as legislative and regulatory developments.

In 2009, we issued $1.2 billion of senior preferred stock and a warrant to purchase shares of our common stock to the U.S. Treasury under the CPP. We subsequently raised a total of $1.6 billion in various capital market transactions. We also increased our capital in 2009 through growth in retained earnings. Going forward, as we continue to evaluate our capital levels, we will also evaluate our continued participation in the CPP and we intend, at the appropriate time, subject to the approval of the Federal Reserve, to repurchase our preferred stock from the U.S. Treasury.

In our payments business, we continue to focus on increasing global volume across the Discover, PULSE and Diners Club networks by leveraging our flexibility, network relationships and emerging payments opportunities. This effort includes the rapid implementation of our U.S. acceptance strategy, which is based on increasing the number of active merchants who accept Discover through the numerous acquiring relationships we have built in recent years. Outside the U.S., we will continue to work with various Diners Club licensees, acquirers and other payment networks to grow volume and continue the expansion of our acceptance footprint, which includes the global cash access network we launched in 2009. In 2010, we expect to make investments in an attempt to grow volume and market share for our payments business around the world.

Accounting Treatment for Off-Balance Sheet Securitizations

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“Statement No. 166”) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). In December 2009, Statement No. 166 was codified within the FASB Accounting Standards Codification under Section 860, Transfers and Servicing, and Statement No. 167 was codified within Section 810, Consolidation. For ease of reference, and to clarify between guidance applicable as of the date of the accompanying financial statements and guidance applicable to future periods, we will continue to refer to Statements No. 166 and 167 under their previous names within this document. Statement No. 166 amends the accounting for transfers of financial assets and will impact the accounting for our credit card asset securitization activities. Under Statement No. 166, the trusts used in our securitization transactions will no longer be exempt from consolidation. Statement No. 167 prescribes an ongoing assessment of our involvement in the activities of the trusts and our rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated on our financial statements. The assessment under Statement No. 167, which became effective for us on December 1, 2009, will result in the consolidation of the trusts by us as of that date. Using the carrying amounts of the trust assets and liabilities as prescribed by Statement No. 167, we expect to record a $21.1 billion increase in total assets, a $22.4 billion increase in total liabilities and a $1.3 billion decrease in stockholders’ equity (comprised of a $1.4 billion decrease in retained earnings offset by an increase of $0.1 billion in other comprehensive income).

The following table shows significant line items on our consolidated statement of financial condition on an actual and pro forma basis, the latter of which gives effect to adjustments expected to be recorded on December 1, 2009 in connection with adopting Statements No. 166 and 167. The adoption of Statements No. 166 and 167 requires a full consolidation of the trusts in accordance with GAAP, which is different from a managed presentation. For further discussion of these differences, see “– GAAP to Managed Data Reconciliations.”

	November 30, 2009 Actual Balance Sheet	November 30, 2009 Pro Forma Balance Sheet(1)
	(dollars in millions)
Assets
Cash and cash equivalents	$13,021	$13,021
Restricted cash	643	1,882
Investment securities	5,035	534
Loan receivables, gross	23,625	50,854
Allowance for loan losses	(1,758)	(3,902)

Loan receivables, net	21,867	46,952
Amounts due from asset securitization	1,692	—
Deferred tax assets	790	1,578
Other assets	2,973	3,151

Total assets	$46,021	$67,118

Liabilities and Stockholders’ Equity
Deposits	$32,093	$32,093
Long-term borrowings	2,428	24,760
Other liabilities	3,064	3,162

Total liabilities	37,585	60,015
Total stockholders’ equity	8,436	7,103

Total liabilities and stockholders’ equity	$46,021	$67,118

(1)	When presented in financial reports beginning in 2010, assets and liabilities of the securitization trusts will be separately presented on the face of the balance sheet, as required by Statement No. 167, to reflect the facts that trust assets can be used only to settle trust obligations and that the trusts’ creditors (or beneficial interest holders) do not have recourse to the general credit of the Company.

The pro forma balance sheet as of November 30, 2009 shown above reflects the following adjustments:

•	Consolidation of $22.3 billion of securitized loan receivables and the related debt issued from the trusts to third-party investors;

•	Reclassification of $4.6 billion of certificated retained interests classified as investment securities to loan receivables;

•	Recording of a $2.1 billion allowance for loan losses, not previously required under GAAP, for the newly consolidated and reclassified credit card loan receivables;

•

Derecognition of the remaining $0.1 billion value of the interest-only strip receivable, net of tax, recorded in amounts due from asset securitization and reclassification of the remaining $1.6 billion of amounts due from asset securitization to restricted cash, loan receivables and other assets; and

•	Recording of net deferred tax assets of $0.8 billion, largely related to establishing an allowance for loan losses on the newly consolidated and reclassified credit card loan receivables.

After adoption, our results of operations will no longer reflect securitization income, but will instead report interest income, net charge-offs and certain other income associated with all securitized loan receivables and interest expense associated with debt issued from the trusts to third-party investors in the same line items in our results of operations as non-securitized credit card loan receivables and corporate debt. Additionally, after adoption, we will no longer record initial gains on new securitization activity since securitized credit card loans will no longer receive sale accounting treatment, nor will there be any gains or losses on the revaluation of the interest-only strip receivable as that asset is not recognizable in a transaction accounted for as a secured borrowing. Because our securitization transactions will be accounted for under the new accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions will be presented as cash flows from financing activities rather than cash flows from operating or investing activities. Notwithstanding this accounting treatment, our securitizations are structured to legally isolate the receivables from Discover Bank and we would not expect to be able to access the assets of our securitization trusts, even in insolvency, receivership or conservatorship proceedings. We would, however, continue to have the rights associated with our retained interests in these trusts.

Actions we took in the third quarter of 2009 to adjust the credit enhancement structure of the trusts had the effect of causing the assets of the trusts to be included in our risk-weighted assets for regulatory capital purposes effective July 2009. As a result, the consolidation of the trusts under Statement No. 167 on December 1, 2009, had a lesser impact on our regulatory capital calculations than would have otherwise been the case because much of this effect has already been reflected as a result of the trust actions. See “–Liquidity and Capital Resources – Funding Sources – Securitization Financing” below for further discussion of these trust support actions. However, the $1.4 billion charge to retained earnings as a result of adopting Statement No. 167 will further reduce our regulatory capital ratios, although both Discover Financial Services and Discover Bank are expected to remain above well-capitalized levels after the adoption of Statements No. 166 and 167. The following table shows our regulatory capital amounts and ratios on an actual and pro forma basis as of November 30, 2009, the latter of which gives effect to the estimated $1.4 billion reduction of retained earnings expected to be recorded on December 1, 2009 in connection with adopting Statements No. 166 and 167:

	November 30, 2009 Actual	November 30, 2009 Pro Forma
	(dollars in thousands)
Discover Financial Services
Total Capital	$9,516,965	$8,104,091
Tier 1 Capital	$8,139,309	$6,728,192
Total Risk-Based Capital Ratio	17.9%	15.9%
Tier 1 Risk-Based Capital Ratio	15.3%	13.2%
Tier 1 Leverage Ratio	18.1%	10.2%
Discover Bank
Total Capital	$8,210,450	$6,797,568
Tier 1 Capital	$6,572,320	$5,161,203
Total Risk-Based Capital Ratio	15.8%	13.7%
Tier 1 Risk-Based Capital Ratio	12.6%	10.4%
Tier 1 Leverage Ratio	15.9%	8.3%

Legislative and Regulatory Developments

Legislation Addressing Credit Card Practices

In May 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was enacted. The CARD Act makes numerous changes to the Truth in Lending Act, affecting the marketing, underwriting, pricing, billing and other aspects of the consumer credit card business. Several provisions of the CARD Act became effective in August 2009, but most of the requirements will become effective in February 2010 and others will become effective in August 2010. Legislation has been proposed to accelerate the effective date of all of the CARD Act provisions effective as soon as the legislation is enacted, but prospects for enactment are uncertain. The CARD Act and its implementing regulations:

•	Prohibit interest rate increases on outstanding balances except under limited circumstances;

•	Prohibit interest rate increases on new balances during the first year an account is opened except under limited circumstances;

•

Require allocation of payments in excess of the required minimum payment to balances with the highest annual percentage rate (“APR”) before balances with a lower APR (for accounts with different APRs on different balances);

•

Restrict imposition of a default APR on existing balances unless an account is 60 days past due and require that the increased APR resulting from a default be reduced if payments are timely made for six months;

•

Generally require 45 days’ advance notice be provided prior to increasing any APR (as permitted by the CARD Act) or other significant changes to account terms. Except for certain changes, the notice must include a statement of the cardholder’s right to cancel the account prior to the effective date of the change;

•	Prohibit the use of the two-cycle average daily balance method of calculating interest and prohibit the assessment of interest on any portion of a balance that is repaid within the grace period;

•	Require penalty fees (e.g., late fees and over-limit fees) to be “reasonable” and “proportional” to the consumer’s violation of the account terms;

•	Prohibit card issuers from imposing over-limit fees unless the cardholder has expressly opted-in to the issuer authorizing such over-limit transactions, and imposes other limits on such fees;

•	Require card issuers to review accounts at least every six months when an APR has been increased to determine whether the APR should be reduced;

•

Prohibit issuance of a credit card to a consumer under the age of 21 unless there is a co-signer over the age of 21 who has a means to repay or the individual under the age of 21 has an independent means to repay; and

•	Require new billing statement disclosures, such as the length of time and cost of paying down the account balances if only minimum payments are made.

A number of the CARD Act’s requirements reflect our existing practices and will not require modifications of policies or procedures. Restrictions on risk management practices that have been commonplace in the industry already have compelled us, and our competitors, to manage risk through more restrictive underwriting and credit line management, reduce promotional offers and increase annual percentage rates. Certain provisions of the CARD Act, however, such as those addressing limitations on interest rate increases, late and over-limit fees and payment allocation, are requiring us to make additional fundamental changes to our current business practices and systems. For example, we have informed our credit card customers that as of certain specified dates we will no longer charge over-limit fees, impose fees for payments made over the telephone, or change interest rates on existing balances when a customer’s payments are late.

Full implementation of the CARD Act requires the promulgation of regulations by the Federal Reserve. The Federal Reserve has issued final regulations implementing the majority of the provisions of the CARD Act. We are making changes that the CARD Act requires to be implemented in a relatively short timeframe. Other changes must await final regulatory guidance from the Federal Reserve. We are continuing to evaluate appropriate modifications to products, revenue generation, marketing strategies and other business practices that will be in compliance with the law, will be attractive to consumers and will provide a good return for our stockholders. The full impact of the CARD Act on us is unknown at this time as it ultimately depends upon Federal Reserve interpretation of some of the provisions, successful implementation of our strategies, consumer behavior, and the actions of our competitors.

The CARD Act also requires the Federal Reserve and the Government Accountability Office to conduct various studies, including studies regarding interchange fees, reasons for credit limit reductions and rate increases, “small business” cards, and credit card terms and disclosures. Based on the results of these studies, new requirements that negatively impact us may be introduced as future legislation or regulation.

Other Credit Card and Student Loan Legislation

Congress may also consider other legislation affecting our business. Examples include a ceiling on the rate of interest that can be charged on credit cards, restrictions on interchange fees and merchant rules established by the credit card networks, authority for merchants to provide discounts to customers who use certain types of credit or debit cards, and extending the provisions of the CARD Act to business cards.

We currently offer both federal and private student loans. In September 2009, the U.S. House of Representatives passed the Student Aid and Fiscal Responsibility Act (“SAFRA”), which is currently under consideration in the U.S. Senate. If passed in its current form, SAFRA would require all federal student loans to be made directly by the federal government starting July 2010, rather than by private institutions through the Federal Family Education Loan Program. Because SAFRA allows financial institutions to continue offering private student loans, we do not expect SAFRA to have an impact on our ability to continue offering private student loans, even if we discontinue offering student loans under federal programs.

Bankruptcy Legislation

The Senate Judiciary Committee continues to consider legislation that would disallow claims in Chapter 7 bankruptcy based on “high cost” consumer debt and exclude consumers with such debt from the bankruptcy “means test.” The means test requires debtors who can afford to repay a portion of their debts through Chapter 13 repayment plan do so, rather than discharge all indebtedness under Chapter 7. The proposed legislation, if enacted, could increase the percentage of bankruptcy filers who obtain full debt discharges to the detriment of all unsecured lenders, and could result in increased charge-offs of our loan receivables. It is unclear whether this legislation will be enacted by Congress.

Congress also continues to consider legislation to allow bankruptcy courts to restructure first mortgage loans (e.g., by reducing the loan amount to the value of the collateral, a process referred to as “cramdown”). This change is likely to increase the number of individuals who file for bankruptcy, which would adversely impact all creditors including us. While the House of Representatives has approved a cramdown bill, it has garnered significant opposition in the Senate and prospects for enactment are unclear.

Financial Regulatory Reform

Reacting to the financial crisis and proposals from the Administration, Congress is considering extensive changes to the laws regulating financial services firms. In December 2009, the House of Representatives approved the “Wall Street Reform and Consumer Protection Act.” The Senate Banking Committee plans to consider its own version of financial regulatory reform legislation in February.

The bills, though different at present, address risks to the economy and the payments system, especially those posed by large “systemically significant” financial firms, through a variety of measures, including regulatory oversight of nonbanking entities, increased capital requirements, enhanced authority to limit activities and growth, changes in supervisory authority, resolution authority for failed financial firms (and the establishment of a fund to pay for the costs financed by assessments on financial firms with more than $10 billion in assets), enhanced regulation of derivatives and asset-backed securities (e.g., requiring loan originators to retain at least 5% of the credit risk of securitized exposures), restrictions on executive compensation, and oversight of credit rating agencies. Both bills contain versions of a new independent Consumer Financial Protection Agency (“CFPA”) that would regulate consumer financial services and products, including credit, savings and payment products to prevent “unfair, deceptive or abusive practices,” promote product “simplicity” and ensure “equal access” to financial products. The CFPA would have sole rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination and enforcement authority over institutions subject to its regulations. The bills would limit the ability of federal laws to preempt state and local law. The President has made the enactment of financial reform legislation a priority, although there is significant opposition to several components, including the creation of a CFPA. Passage of the bills in their present form would have a material adverse impact on us, but prospects for approval of the legislation, and the content of a final bill, are unclear.

Additionally, in January 2010, the Administration announced plans to propose a “Financial Crisis Responsibility Fee” over a ten-year period on large financial firms to offset the cost of the U.S. Treasury’s Troubled Asset Relief Program. As currently outlined, we would be subject to the fee because the size of our balance sheet will exceed the $50 billion threshold established by the proposal after the adoption of newly applicable accounting guidance related to consolidation. As proposed, qualifying institutions would pay 15 basis points on total assets less Tier 1 capital and deposits, beginning June 30, 2010. Whether the fee will be implemented, and in what form, is uncertain.

Compensation Developments

In June 2009, the U.S. Treasury issued interim final rules implementing the compensation and corporate governance requirements under the American Recovery and Reinvestment Act of 2009, which amended the requirements of the Emergency Economic Stabilization Act of 2008, as amended (“EESA”), as described in our quarterly report for the quarter ended February 28, 2009. The rules apply to us as of June 2009 as a recipient of funds under the U.S. Treasury’s Capital Purchase Program. These rules were subject to a public comment period which has expired, but no final rule has been adopted.

The rules, among other things, set forth prohibitions on incentive compensation payments, provide guidance on the use of restricted stock units, expand restrictions on golden parachute payments, mandate enforcement of clawback provisions unless unreasonable to do so, outline the steps compensation committees must take when evaluating risks posed by compensation arrangements, require the adoption and disclosure of a luxury expenditure policy, and require compliance with federal securities rules and regulations allowing stockholders to have a non-binding advisory vote on executive compensation. Under rules issued by the SEC pursuant to EESA, we, as a participant in the Capital Purchase Program, will be required to include a non-binding, advisory shareholder vote on the compensation of our executives, as set forth in the compensation discussion and analysis, the compensation tables, and any related material in our proxy statement, at our annual meeting in April. Additionally, new requirements under the U.S. Treasury’s rules include enhanced disclosure of perquisites and the use of compensation consultants, and a prohibition on tax gross-up payments.

In October 2009, the Federal Reserve issued proposed supervisory guidance designed to ensure that incentive compensation practices of banking organizations are consistent with safety and soundness. The proposed guidance was subject to a public comment period which has expired, but no final guidance has been issued. The Federal Reserve has also commenced a special horizontal review of compensation practices at 28 large complex banking organizations, including us.

The financial regulatory reform bill approved by the House of Representatives in December 2009, which is described above, would impose additional disclosures and restrictions on compensation paid by financial institutions if enacted. The bill also would require the regulation of “inappropriate or imprudently risky compensation practices.”

FDIC Rule Regarding Securitizations

While we have capacity to issue new asset-backed securities from our securitization trusts, there has been uncertainty in the securitization market recently as a result of revised accounting standards and related guidance from the FDIC. The ability of issuers of asset-backed securities to obtain necessary credit ratings for their issuances has been based, in part, on the FDIC’s rule entitled Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation, which provides that the FDIC will not seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer meets the conditions for sale accounting treatment under GAAP. Pursuant to FASB guidance for transfers of financial assets, effective for us on December 1, 2009, certain transfers of assets to special purpose entities (including Discover Bank’s transfer of assets to the Discover Card Master Trust) no longer qualify for sale accounting treatment. Consequently, there has been uncertainty in the securitization market as to how the FDIC will treat assets transferred into securitization vehicles under the new FASB guidance. This uncertainty had made it difficult or impossible to obtain the necessary credit ratings for the issuances of asset-backed securities, including the required ratings for securities to qualify as eligible securities under TALF.

In November 2009, the FDIC issued an interim final rule that preserves the legal isolation treatment applicable under the existing FDIC rule for asset-backed securities issued on or prior to March 31, 2010, which is the date that TALF expires. Issuances after this date are subject to the final determination of the FDIC regarding the legal isolation standard, the potential framework of which was described in the FDIC’s Advance Notice of Proposed Rulemaking in December 2009. The form that this rule will ultimately take is uncertain at this time, but it may impact our ability and/or desire to issue asset-backed securities in the future.

FDIC Rule Regarding Assessments

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly increased premiums or additional special assessments. In 2009, we paid $15.8 million for a special industry-wide FDIC deposit insurance assessment. The FDIC has finalized a proposal that requires banks to prepay their FDIC insurance premiums for the years 2010 through 2012. On December 30, 2009, we prepaid $185.5 million, which includes all of our quarterly assessments, typically paid one quarter in arrears, for the calendar quarters ending December 31, 2009 through December 31, 2012. Additionally, in January 2010, the FDIC issued an Advance Notice of Proposed Rulemaking seeking comment on ways that the FDIC’s risk-based deposit insurance assessment system could be changed to account for the risks posed by certain employee compensation programs.

* * *

The remaining discussion provides a summary of our results of operations for the years ended November 30, 2009, 2008 and 2007, as well as our financial condition at November 30, 2009 and 2008. All information and comparisons are based solely on continuing operations.

Segments

We manage our business activities in two segments: Direct Banking, formerly referred to as U.S. Card, and Payment Services, formerly referred to as Third-Party Payments. We have changed the names of our segments to better reflect the nature of the products and services included in our segments. The composition of each segment, however, has not changed.

In compiling the segment results that follow, our Direct Banking segment bears all overhead costs that are not specifically associated with a particular segment and all costs associated with Discover Network marketing, servicing and infrastructure, with the exception of an allocation of direct and incremental costs driven by our Payment Services segment.

Direct Banking. Our Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through our Discover Bank subsidiary.

Payment Services. Our Payment Services segment includes the PULSE Network (“PULSE”), an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and our third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis				GAAP Basis
For the Years Ended November 30,	Direct Banking	Payment Services(1)	Total	Securitization Adjustment(2)	Total
2009
Interest income	$6,459,974	$1,098	$6,461,072	$(3,315,992)	$3,145,080
Interest expense	1,648,198	222	1,648,420	(397,136)	1,251,284

Net interest income	4,811,776	876	4,812,652	(2,918,856)	1,893,796
Provision for loan losses	4,358,341	—	4,358,341	(1,995,936)	2,362,405
Other income(3)	3,677,881	239,794	3,917,675	922,920	4,840,595
Other expense	2,116,962	134,126	2,251,088	—	2,251,088

Income from continuing operations before income tax expense	$2,014,354	$106,544	$2,120,898	$—	$2,120,898

2008
Interest income	$6,542,664	$3,165	$6,545,829	$(3,853,266)	$2,692,563
Interest expense	2,356,836	83	2,356,919	(1,068,915)	1,288,004

Net interest income	4,185,828	3,082	4,188,910	(2,784,351)	1,404,559
Provision for loan losses	3,068,604	—	3,068,604	(1,472,989)	1,595,615
Other income(3)	2,773,896	179,200	2,953,096	1,311,362	4,264,458
Other expense	2,314,926	100,871	2,415,797	—	2,415,797

Income from continuing operations before income tax expense	$1,576,194	$81,411	$1,657,605	$—	$1,657,605

2007
Interest income	$6,376,298	$2,376	$6,378,674	$(3,794,272)	$2,584,402
Interest expense	2,741,109	19	2,741,128	(1,517,858)	1,223,270

Net interest income	3,635,189	2,357	3,637,546	(2,276,414)	1,361,132
Provision for loan losses	1,853,395	—	1,853,395	(1,119,508)	733,887
Other income	2,101,076	118,700	2,219,776	1,156,906	3,376,682
Other expense	2,394,117	84,097	2,478,214	—	2,478,214

Income from continuing operations before income tax expense	$1,488,753	$36,960	$1,525,713	$—	$1,525,713

(1)	Diners Club was acquired on June 30, 2008.
(2)	The Securitization Adjustment column presents the effects of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(3)	The years ended November 30, 2009 and 2008 include $1.9 billion and $0.9 billion, respectively, of income related to the Visa and MasterCard antitrust litigation settlement, which is included in our Direct Banking segment. See “Legal Proceedings.”

The following table presents information on transaction volume (amounts in thousands):

	For the Years Ended November 30,
	2009	2008	2007
Network Transaction Volume
PULSE Network	$109,302,121	$106,012,108	$86,236,408
Third-Party Issuers	5,671,555	6,398,579	5,480,105
Diners Club(1)	26,172,977	12,685,690	—

Total Payment Services	141,146,653	125,096,377	91,716,513
Discover Network – Proprietary(2)	90,688,997	95,688,443	93,794,500

Total Volume	$231,835,650	$220,784,820	$185,511,013

Transactions Processed on Networks
Discover Network	1,513,955	1,515,368	1,486,366
PULSE Network	2,878,720	2,682,312	2,285,061

Total	4,392,675	4,197,680	3,771,427

Credit Card Volume
Discover Card Volume(3)	$95,592,170	$105,734,055	$106,620,818
Discover Card Sales Volume(4)	$87,460,552	$92,239,779	$90,262,556

(1)	Diners Club was acquired on June 30, 2008. Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.
(2)	Represents gross proprietary sales volume on the Discover Network.
(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and fee-based products.
(4)	Represents Discover card activity related to net sales.

The segment discussions that follow for the years ended November 30, 2009, 2008 and 2007 are on a managed basis.

Direct Banking

Our Direct Banking segment, formerly referred to as our U.S. Card segment, reported pretax income of $2.0 billion for the year ended November 30, 2009, up 28% from the year ended November 30, 2008. The increase was driven principally by income related to the Visa and MasterCard antitrust litigation settlement, higher net interest income and lower operating expenses, partially offset by higher provision for loan losses. Net interest income increased $625.9 million, or 15%, due to the impact of higher interest rates on standard balances, a substantial reduction in promotional rate balances and lower interest rates on borrowings, partially offset by higher interest charge-offs. Provision for loan losses increased $1.3 billion, or 42%, as a result of higher charge-offs and a higher reserve rate, reflective of the current economic environment. Other income increased $0.9 billion mainly due to revenue related to the Visa and MasterCard antitrust litigation settlement. Other expense decreased $198.0 million, or 9%, reflecting the impact of cost containment initiatives such as a reduction of headcount, lower marketing and lower litigation expenses. The 2008 other expenses included a $38.9 million benefit due to curtailment of the company’s pension plan.

Managed loans of $50.9 billion at November 30, 2009 were relatively unchanged from November 30, 2008 as lower payments from our credit card customers and growth in both student and personal loans were largely offset by lower balance transfer activity and sales volume. Rising unemployment and bankruptcy levels adversely impacted customer delinquencies and charge-offs, resulting in a 5.31% managed over 30 days delinquency rate for the segment, including non-credit card loans, up from 4.56% at November 30, 2008. For the year ended November 30, 2009, the managed segment and credit card net charge-off rates were 7.77% and 8.00%, respectively, up 276 basis points and 293 basis points, respectively, from the year ended November 30, 2008.

Our Direct Banking segment reported pretax income of $1.6 billion for the year ended November 30, 2008, up $87.4 million, or 6%, as compared to November 30, 2007. The increase in pretax income was driven principally by payment from MasterCard for its portion of the Visa and MasterCard antitrust litigation settlement and by higher net interest income, partially offset by higher provision for loan losses. Net interest income increased $550.6 million, or 15%, as higher average loan receivables and the accretion of balance transfer fees, previously recorded in loan fee income, resulted in higher interest income. Net interest income also benefited from lower interest expense driven by a lower cost of funds, which was partially offset by higher borrowings to fund higher loan receivables, higher interest charge-offs and lower investment income. Provision for loan losses increased $1.2 billion, or 66%, as a result of higher net charge-offs and a higher reserve rate, each of which reflected the deterioration in economic conditions and delinquency trends, as well as owned loan growth due to maturing securitizations. Other income increased $672.8 million, or 32%, due to the payment from MasterCard for its portion of the Visa and MasterCard antitrust litigation settlement and an increase in discount and interchange revenue. These were partially offset by a $119.3 million write-down of the interest-only strip receivable and the inclusion of balance transfer fees in interest income beginning in the third quarter of 2008. Other expenses decreased $79.2 million, or 3%, primarily due to a $38.9 million benefit from our pension curtailment, a lower level of marketing for new account acquisition and promotional activity, and a decrease in costs related to litigation.

The managed loan balance of $51.1 billion at November 30, 2008 was up 6% from November 30, 2007. This increase in loans was attributable to lower customer payments, growth in personal and student loans during the year and a slight increase in credit card volume, up 2% in 2008, largely due to higher gasoline prices. This increase was partially offset by lower balance transfer activity in 2008. The weakening economic environment adversely impacted customer delinquencies and charge-offs. The managed over 30 days delinquency rate for the segment, including non-credit card loans, was 4.56% at November 30, 2008, 98 basis points higher than the comparable prior year. For the year ended November 30, 2008, the managed segment and credit card charge-off rates were 5.01% and 5.07%, up 118 and 123 basis points from the comparable prior year periods, respectively. Our loan growth combined with the deterioration in the credit environment led to a $614.7 million increase to our reserves over and above our net charge-offs for the year ended November 30, 2008.

Payment Services

Revenues, expenses, pretax income and transaction volumes in our Payment Services segment, formerly referred to as our Third-Party Payments segment, grew significantly in 2009 from 2008. 2009 volumes benefited from the inclusion of Diners Club transaction volume for the full year in addition to higher activity from new and existing financial institutions on the PULSE Network. These were partially offset by the loss of volume from one large financial institution along with lower third-party issuer volume as a result of lower gasoline prices and lower overall spending.

Our Payment Services segment reported pretax income of $106.5 million for the year ended November 30, 2009, up $25.1 million as compared to the year ended November 30, 2008. Revenues were up $60.6 million mainly driven by increased transactions on the PULSE Network, along with lower incentive payments and higher fee revenue. Expenses were also up $33.3 million including a higher level of international marketing investments, partially offset by the impact of cost containment initiatives. Additionally, the increase in both revenues and expenses during 2009 is due to the inclusion of Diners Club for the full year.

Our Payment Services segment reported pretax income of $81.4 million for the year ended November 30, 2008, up $44.5 million as compared to the year ended November 30, 2007. Revenue increased as a result of a record $125.1 billion in segment transaction volume, up 36% from 2007, and higher fee revenues. Additionally, in 2008, Diners Club contributed $12.7 billion of transaction volume, $27.7 million of revenues and $10.7 million of pretax income.

GAAP to Managed Data Reconciliations

Our senior management evaluates business performance and allocates resources using financial data that is presented on a managed basis. Securitized loans against which beneficial interests have been issued to third parties are removed from our GAAP statements of financial condition. Instances in which a wholly-owned subsidiary of Discover Bank acquires certificated beneficial interests in securitization transactions result in a reduction to loan receivables of the amount of the acquired beneficial interest and a corresponding increase in investment securities. The portions of interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer recorded in our GAAP statements of income; however, they remain significant factors in determining the securitization income we receive on our retained beneficial interests in those transactions.

The managed basis presentation generally reverses the effects of securitization transactions; however, there are certain assets that arise from securitization transactions that are not reversed. Specifically, these assets are the cash collateral accounts that provide credit enhancement to the investors in certain transactions and payments made by our credit card customers which are allocated to the securitized loans, both of which are held at the trusts. These assets also include the interest-only strip receivable, which reflects the estimated fair value of the excess cash flows allocated to securitized loans and retained certificated beneficial interests. Income derived from these assets representing interest earned on accounts at the trusts, changes in the fair value of the interest-only strip receivable, and interest income on investment securities also are not reversed in a managed presentation.

Managed loan data is relevant because we service the securitized and owned loans, and the related accounts, in the same manner without regard to ownership of the loans. Management believes it is useful for investors to consider the credit performance of the entire managed loan portfolio to understand the quality of loan originations and the related credit risks inherent in the owned portfolio and retained interests in securitizations. Loan receivables on a GAAP (or owned) basis and related performance measures, including yield, charge-offs and delinquencies can vary from those presented on a managed basis. Generally, loan receivables included in the securitization trusts are derived from accounts that are more seasoned, while owned loan receivables represent a greater concentration of newer accounts. The seasoning of an account is measured by the age of the account relationship. In comparison to more seasoned accounts, loan receivables of newer accounts typically have lower charge-offs and delinquencies and carry lower interest yields resulting from introductory offers to new credit card customers, though such offers have been substantially reduced in recent periods.

Financial measures using managed data are non-GAAP financial measures. Beginning with “– Earnings Summary,” the discussion of our results of operations and financial condition is on a GAAP basis. The following table provides a reconciliation of the loan receivables and related statistics that are impacted by asset securitization, and which are shown on a managed basis in this annual report, to the most directly comparable GAAP-basis financial measure:

Reconciliation of GAAP to Managed Data

	For the Years Ended November 30,
	2009	2008	2007
	(dollars in thousands)
Loan Receivables
Total Loans
GAAP Basis	$23,625,084	$25,216,611	$20,831,117
Securitization Adjustment	27,235,288	25,878,667	27,349,319

Managed Basis	$50,860,372	$51,095,278	$48,180,436

Average Total Loans
GAAP Basis	$26,552,574	$21,348,493	$19,947,784
Securitization Adjustment	24,588,040	27,662,655	26,965,690

Managed Basis	$51,140,614	$49,011,148	$46,913,474

Interest Yield
GAAP Basis	11.31%	10.89%	10.73%
Securitization Adjustment	13.49%	13.93%	14.07%
Managed Basis	12.36%	12.61%	12.65%
Net Principal Charge-off Rate
GAAP Basis	7.45%	4.59%	3.40%
Securitization Adjustment	8.12%	5.32%	4.15%
Managed Basis	7.77%	5.01%	3.83%
Delinquency Rate (over 30 days)
GAAP Basis	4.92%	4.35%	3.26%
Securitization Adjustment	5.65%	4.77%	3.82%
Managed Basis	5.31%	4.56%	3.58%
Delinquency Rate (over 90 days)
GAAP Basis	2.58%	2.06%	1.51%
Securitization Adjustment	2.95%	2.27%	1.79%
Managed Basis	2.78%	2.17%	1.67%
Credit Card Loans
GAAP Basis	$20,230,302	$23,814,307	$20,579,923
Securitization Adjustment	27,235,288	25,878,667	27,349,319

Managed Basis	$47,465,590	$49,692,974	$47,929,242

Average Credit Card Loans
GAAP Basis	$24,266,782	$20,566,864	$19,845,880
Securitization Adjustment	24,588,040	27,662,655	26,965,690

Managed Basis	$48,854,822	$48,229,519	$46,811,570

Interest Yield
GAAP Basis	11.69%	10.92%	10.75%
Securitization Adjustment	13.49%	13.93%	14.07%
Managed Basis	12.59%	12.65%	12.66%
Net Principal Charge-off Rate
GAAP Basis	7.87%	4.73%	3.41%
Securitization Adjustment	8.12%	5.32%	4.15%
Managed Basis	8.00%	5.07%	3.84%
Delinquency Rate (over 30 days)
GAAP Basis	5.52%	4.55%	3.28%
Securitization Adjustment	5.65%	4.77%	3.82%
Managed Basis	5.60%	4.66%	3.59%
Delinquency Rate (over 90 days)
GAAP Basis	2.92%	2.16%	1.53%
Securitization Adjustment	2.95%	2.27%	1.79%
Managed Basis	2.94%	2.22%	1.68%

Critical Accounting Estimates

In preparing our consolidated financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain cases, could have a material adverse effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, our interest-only strip receivable, the valuation of certain certificated retained interests in Discover Card Execution Note Trust (“DCENT”), the accrual of credit card customer rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment and the accrual of income taxes as critical accounting estimates.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable net loan losses inherent in the loan portfolio. Management evaluates the allowance monthly for adequacy. The allowance is maintained through an adjustment to the provision for loan losses. In estimating losses inherent in the credit card loan portfolio, we use an approach that utilizes a migration analysis of delinquent and current credit card receivables. A migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through the various stages of delinquency and to charge-off. The migration analysis considers uncollectible principal, interest and fees reflected in loan receivables. In determining the proper level of the allowance for loan losses, management also considers factors that may impact loan loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

If management used different assumptions in estimating probable losses, the impact to the allowance for loan losses could have a material effect on our consolidated financial condition and results of operations. For example, a 10% change in management’s estimate of probable net loan losses could have resulted in a change of approximately $176 million in the allowance for loan losses at November 30, 2009, with a corresponding change in the provision for loan losses. See Note 5: Loan Receivables to our consolidated financial statements for further details about the allowance for loan losses.

Accounting for Asset Securitization Transactions

We account for our securitization transactions in accordance with FASB Accounting Standards Codification (“ASC”) Topic 860, Transfers of Financial Assets. The gain on a securitization transaction depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets transferred and the retained interests based upon their respective fair values at the date of the transfer. The interest-only strip receivable represents the contractual right to receive interest and certain loan fee revenues less certain costs, including loan losses on securitized loans and the contractual rate of interest paid to third-party investors in the securitization as well as a servicing fee from the trust over the life of the asset sold. In the absence of observable market prices, the fair value of the interest-only strip receivable is estimated based on the present value of expected future cash flows using management’s best estimate of the key assumptions, including forecasted interest yield, loan losses and payment rates, the interest paid to investors and a discount rate commensurate with the risks involved. Changes in the estimated fair value of the interest-only strip receivable, as well as certain other retained interests, are recorded in securitization income.

If management used different assumptions in estimating the value of the interest-only strip receivable, the impact could have a material effect on our consolidated financial condition and results of operations. For example, a 10% change in the excess spread assumption for all securitized loans could have resulted in a change of approximately $8 million in the value of the interest-only strip receivable as of November 30, 2009. However, as described in “Accounting Treatment for Off-Balance Sheet Securitizations,” pursuant to new FASB guidance related to transfers of financial assets and consolidation, the securitized loans will be consolidated in the Company’s financial statements effective December 1, 2009, at which time the entire value of the interest-only strip receivable will be derecognized. See Note 6: Credit Card Securitization Activities to our consolidated financial statements for further information about the accounting for securitizations.

Valuation of Certificated Retained Interests in DCENT – Classified as Available-for-Sale Investment Securities

Certain of the subordinated beneficial interests we retain in our securitized assets, including Class B and Class C notes issued by DCENT, are classified as available-for-sale investment securities and are carried on our consolidated statement of financial condition at their estimated fair values. Changes in the fair values of these notes are recorded in other comprehensive income within stockholders’ equity. The fair values of these securities are estimated utilizing discounted cash flow models, where the interest and principal payments are discounted at assumed current market rates for the same or comparable transactions. In performing these valuations, management makes certain assumptions about the credit spreads and liquidity risk premiums that market participants would demand on the same or similar investments given the current market for credit card asset-backed securities.

If management used different assumptions in calculating the weighted average discount rate, the change could have a significant impact on our statement of financial condition and equity. For example, a 10% decrease in the discount rate could have resulted in a $14 million change in the value of the Class B and Class C notes classified as available-for-sale investment securities as of November 30, 2009. However, as described in “Accounting Treatment for Off-Balance Sheet Securitizations,” pursuant to new FASB guidance related to transfers of financial assets and consolidation, our securitized loans will be consolidated in the Company’s financial statements effective December 1, 2009, at which time our certificated retained interests in DCENT will be eliminated in our consolidated financial statements. See Note 4: Investment Securities, Note 6: Credit Card Securitization Activities and Note 24: Fair Value Disclosures to our consolidated financial statements for further discussion about the accounting for our certificated retained interests in DCENT.

Customer Rewards Cost

We offer our customers various reward programs, including the Cashback Bonus reward program, pursuant to which we offer certain customers a reward equal to a percentage of their purchase amounts based on the type and volume of the customer’s purchases. The liability for customer rewards is included in accrued expenses and other liabilities on our consolidated statements of financial condition. We compute our rewards liability on an individual customer basis and it is accumulated as qualified customers make progress toward earning a reward through their ongoing purchase activity. The liability is adjusted for expected forfeitures of accumulated rewards. We estimate forfeitures based on historical account closure and charge-off experience, actual customer purchase activity and the terms of the rewards programs. We recognize reward costs for both owned loans and securitized loans as a reduction of discount and interchange revenue in the consolidated statements of income.

If management used a different estimate of forfeitures, our consolidated statement of financial condition and results of operations could have differed significantly. For example, a 100 basis point decrease in the estimated forfeiture rate as of November 30, 2009, could have resulted in an increase in accrued expenses and other liabilities of approximately $9 million. The corresponding increase in rewards cost would have been reflected as a decrease in discount and interchange revenue. See “– Other Income” and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements for further details about credit card rewards cost.

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

If the assumptions used by management in these valuations are inappropriate, we may be exposed to an impairment loss that, when realized, could have a material impact on our consolidated financial condition and results of operations.

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

Changes in the estimate of income taxes can occur due to tax rate changes, interpretations of tax laws, the status and resolution of examinations by the taxing authorities, and newly enacted laws and regulations that impact the relative merits of tax positions taken. When such changes occur, the effect on our consolidated financial condition and results of operations can be significant. See Note 19: Income Taxes to our consolidated financial statements for additional information about income taxes.

Earnings Summary

The following table outlines changes in our consolidated statement of income for the periods presented (dollars in thousands):

	For the Years Ended November 30,			2009 vs. 2008 increase (decrease)		2008 vs. 2007 increase (decrease)
	2009	2008	2007	$	%	$	%
Interest income	$3,145,080	$2,692,563	$2,584,402	$452,517	17%	$108,161	4%
Interest expense	1,251,284	1,288,004	1,223,270	(36,720)	(3%)	64,734	5%

Net interest income	1,893,796	1,404,559	1,361,132	489,237	35%	43,427	3%
Provision for loan losses	2,362,405	1,595,615	733,887	766,790	48%	861,728	117%

Net interest income after provision for loan losses	(468,609)	(191,056)	627,245	(277,553)	(145%)	(818,301)	(130%)
Other income	4,840,595	4,264,458	3,376,682	576,137	14%	887,776	26%
Other expense	2,251,088	2,415,797	2,478,214	(164,709)	(7%)	(62,417)	(3%)

Income from continuing operations before income tax expense	2,120,898	1,657,605	1,525,713	463,293	28%	131,892	9%
Income tax expense	844,713	594,692	561,514	250,021	42%	33,178	6%

Income from continuing operations	$1,276,185	$1,062,913	$964,199	$213,272	20%	$98,714	10%

Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets which we own and the interest expense incurred to finance those assets. Net interest margin represents interest income, net of interest expense, as a percentage of total interest-earning assets on an annualized basis. Our interest-earning assets consist of: (i) loan receivables, (ii) our liquidity reserve which includes amounts on deposit with the Federal Reserve, highly rated certificates of deposit, and triple-A rated government mutual funds, (iii) certain retained interests in securitization transactions included in amounts due from asset securitization, and (iv) investment securities. Interest-earning assets do not include investors’ interests in securitization transactions that have been transferred to third parties. Similarly, interest income does not include the interest yield on the related loans. Our interest-bearing liabilities consist primarily of deposits, both brokered and direct-to-consumer. Net interest income is influenced by the following:

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

For the Year Ended November 30, 2009 compared to the Year Ended November 30, 2008

For the year ended November 30, 2009, net interest income grew $489.2 million, or 35%, compared to the year ended November 30, 2008. During the same periods, our net interest margin and interest rate spread increased to 4.74% and 3.90%, respectively, up from 4.20% and 3.40%, respectively. A higher average level of on-balance sheet loans was the largest factor driving the increased net interest income, which, along with other factors, is discussed below. The higher average level of on-balance sheet loans at November 30, 2009 compared to November 30, 2008, was due to retaining more loan receivables on-balance sheet throughout 2009 as securitized receivables matured; however, our ending loan receivable balance declined from 2008 to 2009 as we had securitization transactions in the later half of 2009 resulting in a lower level of on-balance sheet loan receivables at year end.

Interest income on credit card loans grew $590.0 million from the year ended November 30, 2008 as a result of retaining more loan receivables on-balance sheet as securitized receivables matured, as well as an increase in the interest yield of 77 basis points. The increase in yield was the result of higher interest rates on standard balances and a substantial reduction in promotional rate balances. This was partially offset by higher interest charge-offs due to the deterioration in the current economic environment as well as a higher average level of on-balance sheet loans.

Interest income on other consumer loans increased $88.8 million from 2008 reflecting growth in both personal and student loans partially offset by a 283 basis point decrease in interest yield. The yield decreased as the proportion of student loans, which bear lower interest rates than personal loans, as a component of total other consumer loans increased.

Interest income on cash and cash equivalents and other assets decreased $247.6 million from 2008 reflecting the unfavorable impact of the lower interest rate environment on our liquidity reserve and amounts due from asset securitization.

The changes in interest expense had a minimal impact on net interest income as lower cost of funds was largely offset by a higher level of deposit funding. Beginning in the second half of 2008, we increased our deposit issuance in order to fund more loan receivables on-balance sheet as a result of securitization maturities. Since that time, benchmark interest rates have declined, also driving down deposit rates. These lower deposit rates contributed to a 59 basis point decline in the cost of deposit funding in 2009 compared to 2008.

For the Year Ended November 30, 2008 compared to the Year Ended November 30, 2007

For the year ended November 30, 2008, net interest income grew $43.4 million, or 3%, compared to the year ended November 30, 2007. During the same periods, our net interest margin and interest rate spread decreased to 4.20% and 3.40%, respectively, down from 4.82% and 3.87%, respectively.

Interest income on credit card loans grew $111.5 million from the year ended November 30, 2007, as a result of retaining more loan receivables on-balance sheet as securitized receivables matured, in addition to a 17 basis point increase in interest yield. This increase in yield was driven by the inclusion of $70.1 million of balance transfer fees in interest income beginning in the third quarter of 2008. This was partially offset by rising interest charge-offs due to the deterioration in the economic environment as well as a higher level of on-balance sheet loans.

Interest income on other consumer loans increased $73.3 million from the year ended November 30, 2007 reflecting growth in both personal and student loans, in addition to a 388 basis point increase in interest yield. The yield increased due to higher rates on newly issued personal loans.

Interest income on cash and cash equivalents and other assets decreased $117.5 million from the year ended November 30, 2007, reflecting the unfavorable impact of the lower interest rate environment on our liquidity reserve and amounts due from asset securitization.

Interest expense increased $64.7 million, or 5%, largely due to our higher average funding levels in 2008, partially offset by a 61 basis point decrease to 4.66% in our cost of funds for the year ended November 30, 2008 as a result of the lower interest rate environment, and the repayment of short-term borrowings due to our former parent company prior to our spin-off.

The following tables provide further analysis of net interest income, net interest margin and the impact of rate and volume changes for the years ended November 30 (dollars in thousands):

Average Balance Sheet Analysis

	2009			2008			2007
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$8,854,380	0.56%	$50,024	$8,374,905	2.64%	$220,744	$4,883,291	5.09%	$248,788
Other short-term investments	662,979	0.59%	3,883	—	—	—	—	—	—
Investment securities	1,581,387	4.34%	68,694	916,307	5.60%	51,345	199,075	5.28%	10,502
Loan receivables:(1)
Credit card(2)	24,266,782	11.69%	2,835,767	20,566,864	10.92%	2,245,719	19,845,880	10.75%	2,134,188
Other	2,285,792	7.37%	168,517	781,629	10.20%	79,695	101,904	6.32%	6,442

Total loan receivables	26,552,574	11.31%	3,004,284	21,348,493	10.89%	2,325,414	19,947,784	10.73%	2,140,630
Other interest-earning assets	2,338,438	0.78%	18,195	2,770,260	3.43%	95,060	3,237,581	5.70%	184,482

Total interest-earning assets	39,989,758	7.86%	3,145,080	33,409,965	8.06%	2,692,563	28,267,731	9.14%	2,584,402
Allowance for loan losses	(1,808,493)			(887,668)			(658,783)
Other assets	4,053,270			2,960,496			2,512,889
Assets from discontinued operations	—			1,321,595			3,802,047

Total assets	$42,234,535			$36,804,388			$33,923,884

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(3)	$24,748,485	4.52%	1,117,396	$21,208,003	5.01%	1,062,741	$16,423,343	5.19%	851,988
Money market deposits	4,091,867	1.58%	64,555	4,439,434	3.07%	136,271	3,662,961	5.22%	191,389
Other interest-bearing deposits	283,238	1.81%	5,133	40,337	1.05%	424	36,748	3.26%	1,197

Total interest-bearing deposits	29,123,590	4.08%	1,187,084	25,687,774	4.67%	1,199,436	20,123,052	5.19%	1,044,574
Borrowings:
Short-term borrowings	837,452	0.30%	2,538	37,660	0.91%	343	1,629,810	5.48%	89,319
Long-term borrowings	1,648,735	3.74%	61,662	1,919,147	4.60%	88,225	1,459,114	6.13%	89,377

Total borrowings	2,486,187	2.58%	64,200	1,956,807	4.53%	88,568	3,088,924	5.79%	178,696

Total interest-bearing liabilities	31,609,777	3.96%	1,251,284	27,644,581	4.66%	1,288,004	23,211,976	5.27%	1,223,270
Other liabilities and stockholders’ equity Liabilities of discontinued operations	—			968,406			2,806,564
Other liabilities and stockholders’ equity	10,624,758			8,191,401			7,905,344

Total other liabilities and stockholders’ equity	10,624,758			9,159,807			10,711,908

Total liabilities and stockholders’ equity	$42,234,535			$36,804,388			$33,923,884

Net interest income			$1,893,796			$1,404,559			$1,361,132

Net interest margin(4)		4.74%			4.20%			4.82%
Interest rate spread(5)		3.90%			3.40%			3.87%

(1)	Average balances of loan receivables include non-accruing loans and these loans are therefore included in the yield calculations. If these balances were excluded, there would not be a material impact on the amounts reported above.
(2)	Interest income on credit card loans includes $127.5 million and $70.1 million of amortization of balance transfer fees for the years ended November 30, 2009 and 2008, respectively.
(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.
(4)	Net interest margin represents net interest income as a percentage of total interest-earning assets.
(5)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	2009 vs. 2008			2008 vs. 2007
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$11,964	$(182,684)	$(170,720)	$126,630	$(154,674)	$(28,044)
Other short-term investments	3,883	—	3,883	—	—	—
Investment securities	30,871	(13,522)	17,349	40,150	693	40,843
Loan receivables:
Credit card	424,401	165,647	590,048	78,371	33,160	111,531
Other	116,236	(27,414)	88,822	67,089	6,164	73,253

Total loan receivables	540,637	138,233	678,870	145,460	39,324	184,784
Other interest-earning assets	(12,896)	(63,969)	(76,865)	(23,809)	(65,613)	(89,422)

Total interest income	574,459	(121,942)	452,517	288,431	(180,270)	108,161
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	166,390	(111,735)	54,655	240,645	(29,892)	210,753
Money market deposits	(9,950)	(61,766)	(71,716)	34,890	(90,008)	(55,118)
Other interest-bearing deposits	4,204	505	4,709	107	(880)	(773)

Total interest-bearing deposits	160,644	(172,996)	(12,352)	275,642	(120,780)	154,862
Borrowings:
Short-term borrowings	2,572	(377)	2,195	(48,003)	(40,973)	(88,976)
Long-term borrowings	(11,433)	(15,130)	(26,563)	24,254	(25,406)	(1,152)

Total borrowings	(8,861)	(15,507)	(24,368)	(23,749)	(66,379)	(90,128)

Total interest expense	151,783	(188,503)	(36,720)	251,893	(187,159)	64,734

Net interest income	$422,666	$66,571	$489,237	$36,227	$7,200	$43,427

(1)	The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality

Loan receivables consist of the following (dollars in thousands):

	November 30, 2009	November 30, 2008	November 30, 2007	November 30, 2006	November 30, 2005
Loans held for sale	$—	$—	$—	$1,056,380	$2,437,060
Loan portfolio:
Credit card loans:
Discover Card(1)	19,826,153	23,348,134	20,345,787	19,582,675	18,000,767
Discover Business Card	404,149	466,173	234,136	59,088	—

Total credit card loans	20,230,302	23,814,307	20,579,923	18,641,763	18,000,767
Other consumer loans:
Personal loans	1,394,379	1,028,093	165,529	24,968	52,837
Student loans	1,932,266	299,929	12,820	155	242
Other	68,137	74,282	72,845	66,978	120,400

Total other consumer loans	3,394,782	1,402,304	251,194	92,101	173,479

Total loan portfolio	23,625,084	25,216,611	20,831,117	19,733,864	18,174,246

Total loan receivables	23,625,084	25,216,611	20,831,117	20,790,244	20,611,306
Allowance for loan losses	(1,757,899)	(1,374,585)	(759,925)	(703,917)	(795,722)

Net loan receivables	$21,867,185	$23,842,026	$20,071,192	$20,086,327	$19,815,584

(1)	Amounts include $9.9 billion and $14.8 billion of the Company’s seller’s interest in credit card securitizations at November 30, 2009 and 2008, respectively. See Note 6: Credit Card Securitization Activities to our consolidated financial statements for further information.

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

For the year ended November 30, 2009, the provision for loan losses increased $766.8 million, or 48%, compared to the year ended November 30, 2008, reflecting higher net charge-offs and an increase in the level of allowance for loan losses. Higher net charge-offs are a result of the deterioration in the current economic environment, and are discussed further in “– Net Charge-offs” and “– Delinquencies” below. At November 30, 2009, the allowance for loan losses was $1.8 billion, an increase of $383.3 million from November 30, 2008. This increase reflects a reserve addition related to a 199 basis point increase to the reserve rate, partially offset by a $1.6 billion decline in on-balance sheet loans at November 30, 2009.

For the year ended November 30, 2008, the provision for loan losses increased $861.7 million, or 117%, compared to the year ended November 30, 2007, reflecting an increase in the level of allowance for loan losses and higher net charge-offs. In the year ended November 30, 2008, we added $614.7 million to the allowance for loan losses to bring the total allowance to $1.4 billion, an increase of 81% over November 30, 2007. This increase in the allowance reflects an increase in the loan loss reserve rate due to rising delinquency and charge-off rates and loan growth, particularly in the fourth quarter of 2008 as we retained more loan receivables from maturing securitizations on our balance sheet in response to the inability to re-securitize the receivables as a result of the disruption in the securitization markets at that time.

The following table provides changes in the Company’s allowance for loan losses for the years presented (dollars in thousands):

	For the Years Ended November 30,
	2009	2008	2007	2006	2005
Balance at beginning of year	$1,374,585	$759,925	$703,917	$795,722	$910,261
Additions:
Provision for loan losses	2,362,405	1,595,615	733,887	606,765	816,197
Deductions:
Charge-offs	(2,165,653)	(1,147,241)	(839,092)	(852,636)	(1,076,179)
Recoveries	186,562	166,286	161,213	154,066	145,642

Net charge-offs	(1,979,091)	(980,955)	(677,879)	(698,570)	(930,537)

Translation adjustments and other	—	—	—	—	(199)

Balance at end of year	$1,757,899	$1,374,585	$759,925	$703,917	$795,722

The following table provides changes in the Company’s allowance for credit card loan losses for the years presented (dollars in thousands):

	For the Years Ended November 30,
	2009	2008	2007	2006	2005
Balance at beginning of year	$1,317,811	$750,786	$701,162	$790,346	$899,969
Additions:
Provision for loan losses	2,240,232	1,540,507	726,632	606,455	812,410
Deductions:
Charge-offs	(2,096,573)	(1,139,176)	(837,210)	(848,645)	(1,066,785)
Recoveries	185,616	165,694	160,202	153,006	144,752

Net charge-offs	(1,910,957)	(973,482)	(677,008)	(695,639)	(922,033)

Balance at end of year	$1,647,086	$1,317,811	$750,786	$701,162	$790,346

The following table provides changes in the Company’s allowance for other consumer loan losses for the years presented (dollars in thousands):

	For the Years Ended November 30,
	2009	2008	2007	2006	2005
Balance at beginning of year	$56,774	$9,139	$2,755	$5,376	$10,292
Additions:
Provision for loan losses	122,173	55,108	7,255	310	3,787
Deductions:
Charge-offs	(69,080)	(8,065)	(1,882)	(3,991)	(9,394)
Recoveries	946	592	1,011	1,060	890

Net charge-offs	(68,134)	(7,473)	(871)	(2,931)	(8,504)

Translation adjustments and other	—	—	—	—	(199)

Balance at end of year	$110,813	$56,774	$9,139	$2,755	$5,376

Net Charge-offs

Our net charge-offs include the principal amount of losses charged off less principal recoveries and exclude charged-off interest and fees, recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest and loan fee income for loan receivables and in securitization income for securitized loans while fraud losses are recorded in other expense. Credit card loan receivables are charged off at the end of the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies and probate accounts. Customer bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day contractual time frame. The net charge-off rate is calculated by dividing net charge-offs for the period by the average loan receivables for the period.

The following table presents amounts and rates of net charge-offs of loan receivables (dollars in thousands):

	For the Years Ended November 30,
	2009		2008		2007		2006		2005
	$	%	$	%	$	%	$	%	$	%
Credit card loans	$1,910,957	7.87%	$973,482	4.73%	$677,008	3.41%	$695,639	3.64%	$922,033	4.95%
Other consumer loans	68,134	2.98%	7,473	0.96%	871	0.85%	2,931	2.22%	8,504	3.69%

Total net charge-offs	$1,979,091	7.45%	$980,955	4.59%	$677,879	3.40%	$698,570	3.63%	$930,537	4.93%

The net charge-off rate on our loan receivables increased 286 basis points and 119 basis points for the years ended November 30, 2009 and 2008, respectively, compared to November 30, 2008 and 2007. The net charge-off rate has steadily increased since the fourth quarter of 2008, reflecting the weakening economic environment as a result of rising unemployment, an increase in bankruptcy-related charge-offs and the decrease in the availability of consumer credit. Additionally, personal loans, which are included in other consumer loans, grew significantly in 2008 and into 2009, have seasoned and have started to experience charge-offs.

Delinquencies

Delinquencies are an indicator of credit quality at any point in time. Loan balances are considered delinquent when contractual payments on the loan become 30 days past due. Loan receivables are placed on non-accrual status upon receipt of notification of the bankruptcy or death of a customer, suspected fraudulent activity on an account, as part of certain collection management processes, and other instances in which management feels collectability is not assured. In some cases of suspected fraudulent activity, loan receivables may resume accruing interest upon completion of the fraud investigation.

The following table presents the amounts and delinquency rates of loan receivables over 30 days past due, loan receivables over 90 days delinquent and accruing interest and loan receivables that are not accruing interest, regardless of delinquency (dollars in thousands):

	At November 30,
	2009		2008		2007		2006		2005
	$	%	$	%	$	%	$	%	$	%
Loans over 30 days delinquent	$1,161,497	4.92%	$1,096,627	4.35%	$679,306	3.26%	$633,150	3.05%	$756,198	3.67%
Loans over 90 days delinquent and accruing interest	$522,190	2.21%	$444,324	1.76%	$271,227	1.30%	$244,675	1.18%	$263,439	1.28%
Loans not accruing interest	$190,086	0.80%	$173,123	0.69%	$102,286	0.49%	$110,625	0.53%	$215,671	1.05%

The delinquency rates of loans over 30 days delinquent and loans over 90 days delinquent and accruing interest increased 57 basis points and 45 basis points, respectively at November 30, 2009, as compared to November 30. 2008. The increase in both measures reflected the impact of the weaker economic environment on our customers’ ability to pay their loan balances. Delinquency rates normally rise as charge-offs rise, however, since the third quarter 2008, we have been experiencing a pattern of charge-offs rising faster than delinquencies. This pattern is the result of having a higher proportion of balances move from delinquent status to charge-off than in historical periods. The movement from delinquent status to charge-off has increased as more customers are unable to become current on their past-due accounts and as more customers declare bankruptcy. Loan receivables not accruing interest at November 30, 2009 increased 11 basis points to 0.80%, as compared to November 30, 2008, as a result of an increase in bankruptcy notifications.

The delinquency rates of loans over 30 days delinquent and loans over 90 days delinquent and accruing interest increased 109 basis points and 46 basis points, respectively, at November 30, 2008, as compared to November 30, 2007. This increase in both measures reflected of the weaker economic environment on our customers’ ability to pay their loan balances. Loan receivables not accruing interest at November 30, 2008 increased 20 basis points to 0.69%, as compared to November 30, 2007, as a result of an increase in bankruptcy notifications.

Maturities and Sensitivities of Loan Receivables to Changes in Interest Rates

Our loan receivables had the following maturity distribution(1) at November 30, 2009 (dollars in thousands):

	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Credit card loans	$4,854,184	$10,235,498	$5,140,620	$20,230,302
Other consumer loans	2,174	869,912	2,522,696	3,394,782

Total loan receivables	$4,856,358	$11,105,410	$7,663,316	$23,625,084

(1)	Because of the uncertainty regarding loan repayment patterns, the above amounts have been calculated using contractually required minimum payments. Historically, actual loan repayments have been higher than such minimum payments, and therefore, the above amounts may not necessarily be indicative of our actual loan repayments.

At November 30, 2009, approximately $9.9 billion of our loan receivables due after one year had interest rates tied to an index and approximately $8.9 billion were fixed rate loans.

Other Income

The principal component of other income is securitization income. The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Years Ended November 30,			2009 vs. 2008 increase (decrease)		2008 vs. 2007 increase (decrease)
	2009	2008	2007	$	%	$	%
Securitization income	$1,879,304	$2,429,158	$2,323,623	$(549,854)	(23%)	$105,535	5%
Loan fee income	247,267	262,576	338,053	(15,309)	(6%)	(75,477)	(22%)
Discount and interchange revenue(1)	222,835	187,657	241,070	35,178	19%	(53,413)	(22%)
Fee products	295,066	249,805	214,572	45,261	18%	35,233	16%
Merchant fees	44,248	67,027	92,518	(22,779)	(34%)	(25,491)	(28%)
Transaction processing revenue	125,201	115,914	99,653	9,287	8%	16,261	16%
Loss on investment securities	(3,826)	(50,294)	(11,409)	46,468	92%	(38,885)	NM
Antitrust litigation settlement.	1,891,698	863,634	—	1,028,064	119%	863,634	100%
Other income	138,802	138,981	78,602	(179)	0%	60,379	77%

Total other income	$4,840,595	$4,264,458	$3,376,682	$576,137	14%	$887,776	26%

(1)	Net of rewards, including Cashback Bonus rewards, of $669.5 million, $709.7 million and $721.9 million for the years ended November 30, 2009, 2008 and 2007, respectively.

Total other income increased $576.1 million, or 14%, for the year ended November 30, 2009, as compared to the year ended November 30, 2008, primarily as a result of $1.0 billion of higher income related to the Visa and MasterCard antitrust litigation settlement, partially offset by lower securitization income. For the year ended November 30, 2008, total other income increased $887.8 million, or 26%, as compared to November 30, 2007, primarily as a result of an $862.5 million payment from MasterCard for its portion of the Visa and MasterCard antitrust litigation settlement and higher securitization income, partially offset by a decline in loan fee income. These key drivers as well as other factors are discussed in more detail below.

Securitization Income

Through November 30, 2009, the issuance of asset-backed securities to investors, referred to as securitization, has the effect of removing the owned loan receivables from our consolidated statements of financial condition. Securitization income is a significant source of our income and is derived through the securitization and continued servicing of a portion of the credit card loan receivables we originate. Also, portions of net interest income, provision for loan losses and certain components of other income related to the securitized loans against which beneficial interests have been issued are no longer reported in our statements of income; however, they remain significant factors in determining securitization income we receive on our residual interests in those transactions. We allocate the cash flows derived from interest and loan fee revenue and, in recent years, merchant discount and interchange revenue earned on securitized loans (see further discussion of merchant discount and interchange revenue below) to investors in securitizations. These cash flows are used to pay investors in the transactions a contractual rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans, net of recoveries, and to pay us a contractual fee for servicing the securitized loans. Any excess cash flows, referred to as excess spread, are paid to us. Both servicing fees and excess spread are recorded in securitization income. Securitization income also includes the net revaluation of the interest-only strip receivable and certain other retained interests, reflecting adjustments to the fair values that result from changes in the level of securitized loans and assumptions used to value the retained interests.

Beginning December 1, 2009, our results of operations will no longer reflect securitization income, but will instead report interest income, net charge-offs and certain other income associated with all securitized loan receivables and interest expense associated with debt issued from the trusts to third-party investors in the same line items in our results of operations as non-securitized credit card loan receivables and corporate debt. Additionally, we will no longer record initial gains on new securitization activity since securitized credit card loans will no longer receive sale accounting treatment, nor will there be any gains or losses on the revaluation of the interest-only strip receivable as that asset is not recognizable in a transaction accounted for as a secured borrowing and, accordingly, will be derecognized on December 1, 2009. For more information, see “– Accounting Treatment for Off-Balance Sheet Securitizations.”

The table below presents the components of securitization income (dollars in thousands):

	For the Years Ended November 30,			2009 vs. 2008 increase (decrease)		2008 vs. 2007 increase (decrease)
	2009	2008	2007	$	%	$	%
Excess spread	$1,570,005	$2,017,146	$1,753,844	$(447,141)	(22%)	$263,302	15%
Servicing fees on securitized loans	492,095	553,398	538,409	(61,303)	(11%)	14,989	3%
Net revaluation of retained interests(1)	(160,087)	(119,324)	51,346	(40,763)	(34%)	(170,670)	NM
Other (principally transaction costs)	(22,709)	(22,062)	(19,976)	(647)	(3%)	(2,086)	(10%)

Total securitization income	$1,879,304	$2,429,158	$2,323,623	$(549,854)	(23%)	$105,535	5%

(1)	Net of issuance discounts, as applicable.

Securitization income is significantly influenced by the level of average securitized loans. Average securitized loans of $24.6 billion for the year ended November 30, 2009, was significantly lower than the $27.7 billion and $27.0 billion average levels of securitized loans at November 30, 2008 and 2007, respectively, as a result of the disruption in the credit card asset-backed securitization markets beginning in the fourth quarter of 2008 and continuing into 2009.

For the year ended November 30, 2009, securitization income decreased $549.9 million, or 23%, as compared to the year ended November 30, 2008. The decrease is primarily attributable to lower excess spread on securitized loans along with lower servicing fees earned and a decrease in the net revaluation of retained interests. In 2008, securitization income increased $105.5 million, or 5%, as compared to 2007 primarily reflecting higher excess spread on securitized loans offset in part by a decrease in the net revaluation of retained interests. These variances, as well as other factors, are described in more detail in the tables and discussion below.

Excess spread. The following table provides the components of excess spread (dollars in thousands):

	For the Years Ended November 30,			2009 vs. 2008 increase (decrease)		2008 vs. 2007 increase (decrease)
	2009	2008	2007	$	%	$	%
Interest income on securitized loans	$3,315,992	$3,853,266	$3,794,272	$(537,274)	(14%)	$58,994	2%
Interest paid to investors in asset-backed securities	(397,136)	(1,068,915)	(1,517,858)	671,779	63%	448,943	30%

Net interest income	2,918,856	2,784,351	2,276,414	134,505	5%	507,937	22%
Other fee revenue on securitized loans(1)	1,139,180	1,259,182	1,135,347	(120,002)	(10%)	123,835	11%
Net charge-offs on securitized loans	(1,995,936)	(1,472,989)	(1,119,508)	(522,947)	(36%)	(353,481)	(32%)

Net revenues on securitized loans	2,062,100	2,570,544	2,292,253	(508,444)	(20%)	278,291	12%
Servicing fees on securitized loans	(492,095)	(553,398)	(538,409)	61,303	11%	(14,989)	(3%)

Excess spread	$1,570,005	$2,017,146	$1,753,844	$(447,141)	(22%)	$263,302	15%

(1)	Other fee income includes discount and interchange revenue, loan fee income and fee products revenue.

For the year ended November 30, 2009, excess spread on securitized loans decreased $447.1 million, or 22%, as compared to the year ended November 30, 2008. The decrease was mainly due to higher net charge-offs and lower other fee revenue on securitized loans partially offset by higher net interest income. Higher net charge-offs were reflective of the current economic environment. Lower other fee revenue was attributable to a lower level of securitized loans. The increase in net interest income was due to a decrease in the interest paid to investors reflective of the impact of a lower average LIBOR on floating rate investor interests, partially offset by lower interest income earned on securitized loans as a result of the lower level of securitized loans.

For the year ended November 30, 2008, excess spread on securitized loans increased $263.3 million, or 15%, as compared to the year ended November 30, 2007. The increase was attributable to higher net interest income and higher other fee revenue on securitized loans offset in part by higher net charge-offs. The increase in net interest income related largely to a decrease in interest paid to investors reflective of the impact of a lower average LIBOR on floating rate investor interests, offset in part by wider spreads paid to investors on new transactions. Higher other fee revenue was attributable to the higher level of outstanding securitized loans receiving discount and interchange revenue. The higher net charge-offs were reflective of the weakening economic and credit environment.

Servicing fees on securitized loans. Servicing fees are paid to the Company for servicing the transferred loan receivables in accordance with contractual requirements and are largely dependent on the level of securitized loans. We are paid a servicing fee from the cash flows generated by the securitized loans, which include interest income and loan fee income and, effective with trust actions taken in July 2009, discount and interchange revenue for all securitized loans. In 2009, servicing fees decreased as compared to 2008 by $61.3 million, or 11%, as a result of a lower level of securitized loans, while servicing fees increased in 2008 as compared to 2007 by $15.0 million, or 3%, due to a higher level of securitized loans.

Net revaluation of retained interests. The components of net revaluation of retained interests are summarized in the table below (dollars in thousands):

	For the Years Ended November 30,			2009 vs. 2008 increase (decrease)	2008 vs. 2007 increase (decrease)
	2009	2008	2007	$	$
Initial gain on new securitization transactions(1)	$16,707	$71,872	$122,949	$(55,165)	$(51,077)
Revaluation of retained interests	(176,794)	(191,196)	(71,603)	14,402	(119,593)

Net revaluation of retained interests	$(160,087)	$(119,324)	$51,346	$(40,763)	$(170,670)

(1)	Net of issuance discounts, as applicable.

The net revaluation of retained interests for the year ended November 30, 2009 decreased $40.8 million, as compared to the year ended November 30, 2008. The decrease included $55.2 million lower initial gains on a lower level of securitization activity ($3.6 billion of new third-party securitization transactions for the year ended November 30, 2009 as compared to $5.6 billion of new third-party securitization transactions for the year ended November 30, 2008). The unfavorable revaluation of retained interests of $176.8 million for the year ended November 30, 2009 was largely related to changes in the assumptions used to value the interest-only strip receivable as compared to the previous period, including lower projected excess spread. The lower projected excess spread reflected higher projected charge-offs partially offset by a higher expected net interest spread reflective of repricing actions taken during 2009. This was partially offset by a gain in our cash collateral account as compared to a loss in the prior year, reflecting a decrease in the remaining life of our cash collateral accounts.

The net revaluation of retained interests for the year ended November 30, 2008 decreased $170.7 million, as compared to the year ended November 30, 2007. The decrease included $51.1 million lower initial gains on a lower level of securitization activity ($5.6 billion of new third-party securitization transactions for the year ended November 30, 2008 as compared to $8.5 billion of new third-party securitization transactions for the year ended November 30, 2007) and lower projected excess spread on new securitizations as a result of higher charge-offs. The unfavorable revaluation of retained interests of $191.2 million for the year ended November 30, 2008 largely related to unfavorable changes in assumptions used to value the interest-only strip receivable as compared to the previous period end, including lower projected excess spread. The lower projected excess spread reflected higher projected charge-offs, higher interest rate projections and widening spreads on new securitizations as a result of trends in the securitization markets.

Loan Fee Income

Loan fee income consists primarily of fees on credit card loans and includes late, over-limit, cash advance, pay-by-phone and other miscellaneous fees, although, beginning in February 2010, we will no longer charge over-limit or pay-by-phone fees as a result of changes made in connection with the CARD Act. Loan fee income decreased $15.3 million, or 6%, for the year ended November 30, 2009, as compared to November 30, 2008 as a result of deferrals of balance transfer fees and higher charge-offs and adjustments of loan fees, partially offset by an increase in income from late fees. Loan fee income decreased $75.5 million, or 22%, for the year ended November 30, 2008, as compared to November 30, 2007, as a result of deferrals of balance transfer fees. Beginning in mid 2008, balance transfer fees, historically accounted for in loan fee income, were deferred and accreted into interest income over the life of the loan.

Discount and Interchange Revenue

Discount and interchange revenue includes discount revenue and acquirer interchange net of interchange paid to third-party issuers in the United States. We earn discount revenue from fees charged to merchants with whom we have entered into card acceptance agreements for processing credit card purchase transactions. We earn acquirer interchange revenue from merchant acquirers on all Discover Network card transactions made by credit card customers at merchants with whom merchant acquirers have entered into card acceptance agreements for processing credit card purchase transactions. We incur an interchange cost to card issuing entities that have entered into contractual arrangements to issue cards on the Discover Network. This cost is contractually established and is based on the card issuing organization’s transaction volume and is reported as a reduction to discount and interchange revenue. We offer our customers various reward programs, including the Cashback Bonus reward program, pursuant to which we pay certain customers a percentage of their purchase amounts based on the type and volume of the customer’s purchases. Reward costs are recorded as a reduction to discount and interchange revenue.

Discount and interchange revenue increased $35.2 million, or 19%, for the year ended November 30, 2009, compared to November 30, 2008, due to lower customer rewards costs, partially offset by lower revenues earned on a lower level of owned loans. Lower customer rewards costs were due to a decline in sales volume, partially offset by adjustments made in the third quarter of 2008 to the rewards liability for an increase in expected forfeitures of accumulated rewards.

Discount and interchange revenue decreased $53.4 million, or 22% for the year ended November 30, 2008, compared to November 30, 2007, due to higher allocations to securitized loans, partially offset by lower customer rewards costs related to revised forfeiture assumptions and higher discount and interchange revenue. The increase in allocations to securitized loans was due to a higher level of average outstanding securitized loans receiving such allocations in the 2008 compared to 2007.

Fee Products

We earn revenue related to fees received for selling ancillary products and services including debt deferment/debt cancellation and identity theft protection services to customers. The amount of revenue recorded is generally based on either a percentage of a customer’s outstanding balance or a flat fee and is recognized over the agreement or contract period as earned. Fee products income increased $45.3 million, or 18%, and $35.2 million, or 16%, for the years ended November 30, 2009 and 2008, respectively, as compared to the years ended November 30, 2008 and 2007, primarily related to an increase in the number of customers that purchased these products and services as well as higher balances upon which the fees are based.

Merchant Fees

To broaden merchant acceptance of Discover Network cards, we began outsourcing our acquisition and servicing of small and mid-sized merchants to merchant acquiring organizations in late 2006. In addition, we have sold small and mid-size merchant portfolios to third-party acquirers to facilitate integrated servicing and to reduce costs. As we move away from direct merchant relationships, our merchant fee income and related costs will decline. The lower cost per transaction is generally expected to be offset by increased volume due to broader acceptance. Gains on the sale of merchant acquiring portfolios are reflected in other income as earned.

Merchant fees consist primarily of fees charged to merchants for various services including manual authorization of transactions and delivery of hardcopy statements. For the years ended November 30, 2009 and 2008, merchant fees decreased $22.8 million, or 34%, and $25.5 million, or 28%, as compared to the years November 30, 2008 and 2007, respectively. The decrease in both periods is due to increased outsourcing to merchant acquirers. As merchant acquiring portfolios are sold to third-party merchant acquirers, this revenue will decrease along with associated costs.

Transaction Processing Revenue

Transaction processing revenue represents switch fees charged to financial institutions and merchants for processing ATM, debit and point-of-sale transactions over the PULSE Network, as well as various participation and membership fees. Switch fees are charged on a per transaction basis. Transaction processing revenue increased $9.3 million, or 8%, and $16.3 million, or 16%, for the years ended November 30, 2009 and 2008, respectively, as compared to the years ended November 30, 2008 and 2007, primarily due to increased volumes partially offset by pricing incentives offered to financial institutions, which are accounted for as an offset to revenue.

Loss on Investment Securities

Loss on investment securities includes realized gains and losses on the sale of investments as well as any write-downs of investment securities to fair value when the decline in fair value is considered other than temporary. During the year ended November 30, 2009, we recorded an $8.2 million write-down of the asset-backed commercial paper notes of Golden Key U.S. LLC, which invested in mortgage-backed securities, partially offset by $5.4 million of income related to other asset-backed securities held as available-for-sale investment securities that were sold during the year. For the years ended November 30, 2009, 2008 and 2007, we recorded other-than-temporary impairment in our investment in the asset-backed commercial paper notes of Golden Key U.S. LLC, of $8.2 million, $49.1 million and $11.4 million, respectively. The loss on investment securities for 2008 and 2007 was mainly comprised of the other-than-temporary impairment recorded for these notes. In the fourth quarter of 2009, we recorded an unrealized gain of $7.5 million related to these notes through other comprehensive income. See additional information on other-than-temporary-impairments recorded in our consolidated statements of income in Note 4: Investment Securities.

Antitrust Litigation Settlement

Amounts received in conjunction with the Visa and MasterCard antitrust litigation settlement, including related interest, are recorded in this line item when earned. We received $1.9 billion in 2009 from Visa as payment for its portion of the settlement and a total of $4.2 million in related interest income. In 2008, we received $0.9 billion from MasterCard as payment for its portion of the settlement. See additional information in “– Liquidity and Capital Resources – Special Dividend and Settlement of Visa and MasterCard Antitrust Litigation.” We entered into an agreement with Morgan Stanley at the time of our spin-off to give us sole control over the investigation, prosecution and resolution of the litigation and to determine how proceeds from the litigation would be shared. The matter is a subject of litigation between the parties. See “Legal Proceedings” for additional background and recent developments related to this litigation.

Other Income

Other income includes revenues from the sale of merchant portfolios to third-party acquirers, royalty revenues earned by Diners Club, revenues from the referral of declined applications to certain third-party issuers on the Discover Network, unrealized gains and losses related to derivative contracts and other miscellaneous revenue items. Other income was relatively flat for the year ended November 30, 2009 compared to November 30, 2008 despite the inclusion of Diners Club revenue for a full year, which was largely offset by lower gains on sales of merchant portfolios and lower revenues from the referral of declined applications to third-party issuers. Other income increased $60.4 million in 2008, primarily due to the inclusion of Diners Club revenue and reporting an unrealized gain on interest rate swap agreements for the year ended November 30, 2008 compared to an unrealized loss for the year ended November 30, 2007. These increases were partially offset by lower gains from sales of merchant portfolios.

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Years Ended November 30,			2009 vs. 2008 increase (decrease)		2008 vs. 2007 increase (decrease)
	2009	2008	2007	$	%	$	%
Employee compensation and benefits	$827,683	$845,392	$850,065	$(17,709)	(2%)	$(4,673)	(1%)
Marketing and business development	406,020	530,901	576,263	(124,881)	(24%)	(45,362)	(8%)
Information processing and communications	289,209	315,943	330,053	(26,734)	(8%)	(14,110)	(4%)
Professional fees	321,329	349,484	361,409	(28,155)	(8%)	(11,925)	(3%)
Premises and equipment	73,014	80,394	79,442	(7,380)	(9%)	952	1%
Other expense	333,833	293,683	280,982	40,150	14%	12,701	5%

Total other expense	$2,251,088	$2,415,797	$2,478,214	$(164,709)	(7%)	$(62,417)	(3%)

Total other expense decreased $164.7 million, or 7%, for the year ended November 30, 2009, as compared to November 30, 2008. Expenses were lower overall reflecting the impact of cost containment initiatives. Marketing fees decreased $124.9 million, or 24%, mainly due to a reduction in new account acquisition, which included reductions in postage, supplies and credit bureau fees. Other expense increased $40.2 million, or 14%, due to the inclusion of a full year of Diners Club expenses compared to only six months in 2008, a one-time expense related to a reduction in force, other expenses related to the Morgan Stanley special dividend, increased costs associated with the global expansion initiative and a charge related to a facility closure, partially offset by lower fraud costs.

Total other expense decreased $62.4 million, or 3%, for the year ended November 30, 2008, as compared to November 30, 2007. The decrease was primarily driven by lower marketing expenditures, lower information processing and communications and lower professional fees, partially offset by the inclusion of Diners Club expenses. Marketing fees decreased $45.4 million, or 8% in the same period due to lower direct marketing activity partially offset by increased internet and television advertising. Information processing and communications fees declined due to lower depreciation expense as certain assets became fully depreciated in 2008. Professional fees decreased $11.9 million, or 3%, primarily due to lower legal fees relating to lower general, regulatory and routine advisory legal fees partially offset by an increase in collection fees. Employee compensation and benefits expense decreased due to a pension credit as a result of the announcement of the freezing of benefit accruals under the pension plans in 2008 partially offset by higher compensation costs.

Income Tax Expense

	For the Years Ended November 30,
	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	4.1	2.5	2.2
Federal examinations and settlements	—	—	—
State examinations and settlements	—	(0.9)	(0.1)
Valuation allowance – capital loss	1.1	—	—
Non-deductible spin-off costs	—	—	0.2
Non-deductible compensation	0.4	—	—
Other	(0.8)	(0.7)	(0.5)

Effective income tax rate	39.8%	35.9%	36.8%

Income tax expense increased $250.0 million, or 42%, for the year ended November 30, 2009 as compared to the year ended November 30, 2008, reflecting an increase in pretax income and a higher effective tax rate. The effective tax rate increased 3.9% for the year ended November 30, 2009 from 35.9% for the year ended November 30, 2008 as a result of (i) a higher effective state tax rate due to estimated taxes payable in additional states, (ii) a valuation allowance of $23.7 million which was recorded in 2009 against deferred tax assets largely related to our assessment of the likelihood that the tax benefit of capital losses related to the sale of the Goldfish business in 2008 is no longer realizable; and (iii) tax expense of $9.4 million recorded in 2009 related to non-deductible stock-based compensation.

Income tax expense increased $33.2 million, or 6%, for the year ended November 30, 2008 as compared to the year ended November 30, 2007, reflecting an increase in pretax income partially offset by a lower effective tax rate. The effective tax rate decreased 0.9% for the year ended November 30, 2008 from 36.8% for the year ended November 30, 2007 as a result of the settlement of certain state examination issues, which resulted in a tax benefit during 2008.

Liquidity and Capital Resources

Funding and Liquidity

We seek to maintain diversified funding sources and a strong liquidity profile in order to fund our business and service our maturing obligations. In addition, we seek to achieve an appropriate maturity profile, to utilize a cost-effective mix of both long-term and short-term funding sources and to ensure the composition of our investor base provides appropriate diversification. Our primary funding sources include deposits, sourced directly or through brokers, term asset-backed securitizations, asset-backed conduit financing and long-term borrowings.

During 2009, we raised approximately $15.4 billion through new issuances and renewals of existing deposits, the majority of which were sourced through our direct-to-consumer deposit channel. We also successfully completed several capital market transactions including $3.6 billion of asset-backed securitizations that were eligible for funding through the TALF program and asset-backed conduit financing, an offering of $400 million in principal amount of senior unsecured notes, an offering of $700 million in principal amount of subordinated notes of Discover Bank and a common stock offering resulting in approximately $534 million in net proceeds to us.

Funding Sources

Deposits. We offer deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (“IRA”) certificates of deposits, to customers through two channels: (i) directly through direct mail, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with brokerage firms (“brokered deposits”).

During 2009, we significantly expanded our direct-to-consumer program with such deposits increasing $6.4 billion, or 103%, to $12.6 billion at the end of 2009, and we expect to continue to grow our use of this deposit channel in 2010.

The direct-to-consumer channel provides us with the ability to renew certificates of deposit and to cross-sell deposit products to our credit card customers. During the same period, we decreased our brokered deposits by $2.8 billion, or 13%, to $19.5 billion at November 30, 2009. Maturities of our certificates of deposit range from one month to fifteen years, with a weighted average maturity of 26 months at November 30, 2009.

The following table summarizes deposits by product and maturities as of November 30, 2009 (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000(1)	$22,587,898	$1,424,998	$1,992,770	$3,796,138	$15,373,992
Certificates of deposit in amounts of $100,000(1) or greater	4,047,949	390,605	392,870	1,372,232	1,892,242
Savings deposits, including money market deposit accounts	5,392,659	5,392,659	—	—	—

Total interest-bearing deposits	$32,028,506	$7,208,262	$2,385,640	$5,168,370	$17,266,234

(1)	Represents the basic insurance amount covered by the FDIC although, effective May 20, 2009, a higher amount of $250,000 of basic insurance per depositor is in effect through December 31, 2013. As of November 30, 2009, uninsured deposits represented approximately 2.0% of total interest-bearing deposits.

Securitization Financing. Historically, we have used the securitization of credit card receivables as one of our largest sources of funding, including both the public securitization market and the privately placed asset-backed conduit financing market.

For much of 2008 and 2009, market events and capital market disruptions had made the securitization market unavailable at volumes and pricing that would be attractive to us. In November 2008, the Federal Reserve announced the launch of the Term Asset-Backed Securities Loan Facility, or TALF, in an effort to facilitate the issuance of asset-backed securities by offering financing on relatively favorable terms. The TALF program currently extends through March 31, 2010. DCENT issued its first TALF-eligible transaction on July 14, 2009 for $1.5 billion with a three year term. DCENT issued a second TALF-eligible transaction on September 11, 2009 for $1.3 billion with a three year term.

We have capacity to issue up to $9.6 billion in triple-A rated asset-backed securities from our securitization trusts, the same amount of which is available for issuance on or before March 31, 2010 through the TALF program. The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which provides that the FDIC will not seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer meets the conditions for sale accounting treatment under GAAP. Pursuant to FASB guidance related to transfers of financial assets and consolidations, effective December 1, 2009, the transfer of assets made to the Discover Card Master Trust I (“DCMT”) and DCENT will no longer qualify for sale accounting treatment. Consequently, there has been uncertainty in the securitization market as to how the FDIC will treat assets transferred into securitization vehicles under the newly effective FASB guidance.

On November 12, 2009, the FDIC issued an Interim Final Rule which preserves the legal isolation treatment applicable under the existing FDIC rule for asset-backed securities issued on or before March 31, 2010. The FDIC interim rule has lifted the uncertainty of existing securitizations and both TALF and non-TALF issuance on or before March 31, 2010. However, issuances beyond March 31, 2010 are subject to the final determination by the FDIC of the legal isolation standard. On December 15, 2009, the FDIC issued an Advance Notice of Proposed Rulemaking, which describes a possible framework for legal isolation treatment of asset-backed securities issued after March 31, 2010. The form that this rule will ultimately take is uncertain at this time, but it may impact our ability and/or desire to issue asset-backed securities in the future.

At November 30, 2009, we had $19.6 billion of outstanding public asset-backed securities, $2.7 billion of outstanding private asset-backed conduit financings and $4.6 billion of outstanding asset-backed securities that had been issued to subsidiaries of the Company. At November 30, 2009, we had $1.5 billion in unused asset-backed conduit capacity.

The following table summarizes expected maturities of the investors’ interests in securitizations excluding those that have been issued to subsidiaries of the Company at November 30, 2009 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of the investors’ interests in securitizations issued to third parties	$22,305,269	$9,923,686	$9,263,160	$2,118,423	$1,000,000

We access the public asset-backed securitization market through DCMT and DCENT, using receivables generated by our credit card business. Through DCMT we have used a structure utilizing Class A and Class B certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates, a cash collateral account and a more subordinated Series 2009-CE certificate described below. DCENT consists of four classes of securities (Class A, B, C and D), with credit enhancement provided by the subordinated classes of notes. As of November 30, 2009, $2.3 billion of Class B and C notes are owned by subsidiaries of Discover Bank. We have completed the following transactions for DCMT and DCENT since mid-2009:

•

In the third quarter of 2009, we issued the DiscoverSeries Class D (2009-1) note from DCENT that added 6.5% credit enhancement to all outstanding notes of the DiscoverSeries and is available to support new issuances of DiscoverSeries notes through increases in the stated principal amount. On November 30, 2009, the stated principal amount of the Class D notes was $829 million, which was approximately 6.5% of the then outstanding notes of DCENT including the Class D notes. In January 2010, we increased the size of the Class D (2009-1) note to further support the more senior DCENT securities. A wholly-owned subsidiary of Discover Bank owns the DCENT Class D (2009-1) note.

•

In the third quarter of 2009, we issued Series 2009-CE from DCMT to provide credit enhancement to DCMT investor certificates. This subordinate series supports all outstanding series of DCMT other than Series 2007-CC (which supports the DCENT notes, for which the DiscoverSeries Class D notes were issued). On November 30, 2009, the stated principal amount of this subordinate series was $902 million, which is generally equivalent to 6.5% of the series investor interests, including the subordinate series. DCMT Series 1996-4, which had lower initial levels of credit enhancement, received additional credit enhancement through the subordinate series in an amount bringing its enhancement levels in line with other comparable series of DCMT certificates. In January 2010, we increased the size of Series 2009-CE to further support the more senior DCMT certificates. The DCMT Series 2009-CE investor certificates are owned by a wholly-owned subsidiary of Discover Bank.

In addition, in September 2009 we issued Series 2009-SD from DCMT to enhance excess spread for all outstanding series of investor certificates and tranches of DiscoverSeries notes. Series 2009-SD makes all of its principal collections available for reallocation on an as-needed basis to all outstanding series (including the DiscoverSeries) to cover shortfalls in interest and servicing fees and to reimburse charge-offs for those other series. The availability of these principal collections increases excess spread levels for DCMT and for the DiscoverSeries notes. The Series 2009-SD interest will remain equal to approximately 2.0% of the total investors’ interests. The DCMT Series 2009-SD investor certificates are owned by a wholly-owned subsidiary of Discover Bank.

The securitization structures include certain features designed to protect investors that could result in earlier than expected repayment of the underlying securities, accelerating the need for alternative funding. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, as well as the amount of certain principal collections available to be reallocated from Series 2009-SD, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread falls below 0% for a contractually specified period, generally a three-month rolling average, we would be required to repay the affected outstanding securitized borrowings over a period of a few months. As of November 30, 2009, no economic early amortization events have occurred.

The tables below provide information concerning investors’ interests and related excess spreads at November 30, 2009 (dollars in thousands):

	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$14,134,204	16
Discover Card Execution Note Trust (DiscoverSeries notes)	12,759,358	27

Total investors’ interests	$26,893,562	43

(1)	Effective July 31, 2009, all DCMT certificates and all notes issued by DCENT include cash flows derived from merchant discount and interchange revenue earned by Discover card.

3-Month Rolling Average Excess Spread(1)(2)
Group excess spread percentage	11.43%
DiscoverSeries excess spread percentage	10.57%

(1)	DCMT certificates refer to the higher of the Group excess spreads (as shown above) or their applicable series excess spreads in assessing whether an economic early amortization has occurred. DiscoverSeries notes refer to the higher of the Group or DiscoverSeries excess spreads (both of which are shown above) in assessing whether an economic early amortization has occurred.
(2)	Discount Series (DCMT 2009-SD), which was issued in September 2009, makes principal collections available for reallocation to other series to cover shortfalls in interest and servicing fees and to reimburse charge-offs. Three-month rolling average excess spread rates reflected the benefit of these additional collections.

As of November 30, 2009, the balance of cash collateral account loans supporting DCMT, which we had funded, was $842.4 million and is recorded in amounts due from asset securitization in our consolidated statement of financial condition at its fair value of $822.6 million. A majority of this funding was obtained through a loan facility entered into between a consolidated special purpose subsidiary, DRFC Funding LLC, and third-party lenders. At November 30, 2009, $528.2 million of the DRFC Funding LLC loan facility remains outstanding and is recorded in long-term borrowings in our consolidated statement of financial condition. Repayment of this loan facility is secured by $792.4 million of cash collateral account loans at November 30, 2009. This portion of the cash collateral account loans was sold to DRFC Funding LLC and is not expected to be available to creditors of Discover Financial Services.

The following table summarizes estimated maturities of the cash collateral accounts at November 30, 2009 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of cash collateral accounts	$842,369	$382,895	$311,842	$147,632	$—

Short-Term Borrowings. In the past, we have accessed short-term borrowings through the Federal Reserve’s Term Auction Facility, term and overnight Federal Funds purchased, and other short-term borrowings with original maturities of less than one year. However, we had no outstanding short-term borrowings at November 30, 2009.

Long-Term Borrowings and Bank Notes. In 2009, we successfully accessed the unsecured debt market. We issued $400 million in principal amount of senior unsecured notes in the third quarter of 2009 with a fixed rate of 10.25% that mature in July 2019. In the fourth quarter of 2009, Discover Bank issued $700 million of subordinated notes with a fixed interest rate of 8.70% that mature in November 2019.

At November 30, 2009, we had $1.2 billion senior unsecured notes outstanding including $400 million in principal amount of floating rate senior unsecured notes, which mature in June 2010, and two $400 million fixed rate senior unsecured notes that mature in June 2017 and July 2019, respectively. At November 30, 2009, we had $700 million in principal amount of subordinated notes outstanding that mature in November 2019.

Additional Funding Sources

Secured Committed Credit Facilities. We have access to committed undrawn funding capacity through privately placed asset-backed conduits to support credit card loan receivables funding requirements. At November 30, 2009, we had used $2.7 billion of capacity under these conduits, with $1.5 billion remaining capacity available to us. The original commitments of these facilities range from 364-day renewable agreements to multi-year extendable commitments.

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

Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of November 30, 2009, Discover Bank had $4.8 billion of available capacity through the discount window, which includes $2.4 billion capacity through the Term Auction Facility. Our Federal Reserve available capacity decreased in the fourth quarter of 2009 due to the Federal Reserve decreasing the amount it will lend against certain loans pledged as collateral.

ECASLA. In May 2008, Congress passed the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). ECASLA provides originators of Federal Family Education Loan Program (“FFELP”) loans with the ability to transfer qualifying FFELP loans to the Department of Education through participation and loan sale programs and/or finance FFELP loans through an asset-backed conduit program. ECASLA provides us with a potential source of funding and liquidity with respect to qualifying FFELP loans originated by Discover Bank.

Credit Ratings

Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings for Discover Financial Services, Discover Bank and the securitization trusts. A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Discover Financial Services	Discover Bank		Discover Card Master Trust I(1)		Discover Card Execution Note Trust(1)
	Senior Unsecured Debt	Senior Unsecured Debt	Outlook for Senior Unsecured Debt	Class A	Class B	Class A	Class B	Class C
Moody’s Investors Service	Ba1	Baa3	Negative	Aaa	A1	Aaa	A1	Baa1
Standard & Poor’s	BBB-	BBB	Stable	AAA	AA	AAA	AA	A-
Fitch Ratings	BBB	BBB	Negative	AAA	AA	AAA	AA-	A-

(1)	Ratings are for outstanding issuances of asset-backed securities issued by the trusts that mature after May 2010.

Liquidity

We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations. We expect to be able to satisfy all maturing obligations and fund business activities in the short term and long term through normal access to our funding sources, relying primarily on deposit issuance.

In the assessment of our liquidity needs, we also evaluate a range of stress events that would impact our access to normal funding sources, cash needs and/or liquidity. We maintain contingent funding sources, including our liquidity reserve, remaining asset-backed conduit capacity, committed credit facility capacity and Federal Reserve discount window capacity, that we could utilize to satisfy liquidity needs during such stress events. In the event that access to capital markets, including the securitization market, is unavailable during the next twelve months, we believe that we would be able to satisfy all maturing obligations and fund business operations during that time by utilizing our deposit channels and our contingent funding sources.

Our liquidity reserve is comprised of cash and cash equivalents and other investments. Cash and cash equivalents are invested primarily in deposits with the Federal Reserve, highly-rated certificates of deposit, and triple-A rated government mutual funds with maturities of 90 days or less when purchased. Other investments include certificates of deposit with maturities greater than 90 days and certain credit card asset-backed securities of other issuers. The level of our liquidity reserve may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.

During 2009, we increased our liquidity reserve by $4.8 billion to $14.2 billion at November 30, 2009, in anticipation of approximately $19 billion in maturities of asset-backed securities, certificates of deposit and senior unsecured notes in 2010, of which $12.5 billion are due in the first half of 2010.

	November 30,
	2009	2008
	(dollars in billions)
Liquidity reserve
Cash and cash equivalents(1)	$12.7	$9.4
Other investments	1.5	—

Total liquidity reserve	14.2	9.4
Undrawn credit facilities
Committed secured credit facilities	1.5	1.5
Committed unsecured credit facility	2.4	2.4
Federal Reserve discount window	4.8	5.2

Total undrawn credit facilities	8.7	9.1

Total liquidity reserve and undrawn credit facilities	$22.9	$18.5

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

Capital

We seek to manage capital to levels and composition sufficient to support the risks of the business, meet regulatory requirements and rating agency guidelines, and support future business growth. Our primary sources of capital are from the earnings generated by the business, proceeds from participating in a government program, and equity raised through the capital markets.

Under regulatory capital requirements adopted by the FDIC, the Federal Reserve and other bank regulatory agencies, we must maintain minimum levels of capital. These requirements are more fully described in Note 21: Capital Adequacy to our consolidated financial statements. At November 30, 2009, Discover Financial Services and our primary banking subsidiary, Discover Bank, maintained a well-capitalized status, exceeding the regulatory minimums to which they were subject.

In the third quarter of 2009, we took certain actions to adjust the credit enhancement structure of our securitization trusts as described in “ – Liquidity and Capital Resources – Funding Sources – Securitization Financing” above. These actions had the effect of including trust assets in our risk-weighted assets for regulatory capital purposes effective July 2009. As a result, consolidation of the trusts under new accounting guidance effective on December 1, 2009, as described in “ – Accounting Treatment for Off-Balance Sheet Securitizations,” will have a lesser impact on our regulatory capital calculations than would have otherwise been the case, because much of this effect has already been reflected as a result of the trust actions. However, the $1.4 billion charge to retained earnings as a result of adopting new accounting guidance will reduce our regulatory capital ratios as illustrated in “ – Accounting Treatment for Off-Balance Sheet Securitizations” above. Nevertheless, both Discover Financial Services and Discover Bank are expected to remain above well-capitalized levels after the adoption of the new accounting guidance.

Equity Capital. Equity increased to $8.5 billion at November 30, 2009 from $5.9 billion at November 30, 2008. Our capital level has been positively impacted by the closing of the $1.2 billion CPP transaction with the U.S. Treasury in March 2009 described below. In addition, in the third quarter 2009, we completed a $534 million common stock offering in which we issued approximately 60 million shares. Our capital position in 2008 and 2009 has also been positively impacted by the Visa and Master Card antitrust litigation settlement more fully described below. Going forward, as we continue to evaluate our capital levels, we will also evaluate our continued participation in the CPP and we intend, at the appropriate time, subject to the approval of the Federal Reserve, to repurchase our preferred stock from the U.S. Treasury.

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

However, pursuant to a letter agreement between us and the U.S. Treasury, we are permitted, after obtaining the approval of the Federal Reserve, to redeem the senior preferred stock at any time, and when such senior preferred stock is repaid, the U.S. Treasury is required to liquidate the warrant, all in accordance with The American Recovery and Reinvestment Act of 2009, as it may be amended from time to time (“ARRA”), and any rules and regulations thereunder.

The U.S. Treasury may transfer the senior preferred stock to a third party at any time. Participation in the CPP restricts our ability to increase dividends on our common stock above historical levels or to repurchase our common stock until three years have elapsed, unless (i) all of the senior preferred stock issued to the U.S. Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S. Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury.

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

We are also subject to certain restrictions on executive compensation for our senior executive officers and the next 20 most highly compensated employees under the Emergency Economic Stabilization Act of 2008, as amended (the “EESA”). Our “senior executive officers” for this purpose include our chief executive officer, chief financial officer and the three most highly compensated executive officers other than the chief executive officer and chief financial officer. We agreed that for such time as the U.S. Treasury continues to own any of our securities under the CPP, we will take all necessary action to ensure that our compensation and other benefit plans with respect to our senior executive officers and certain other employees comply with EESA restrictions relating to executive compensation, which include (i) limits on compensation and incentives to take unnecessary and excessive risks that would threaten the value of the company, (ii) a provision for recovery (i.e., clawback) of amounts of compensation that later prove to have been based on materially inaccurate financial statements or other performance metrics, and (iii) limitations on golden parachute payments. Furthermore, the U.S. Treasury issued interim final rules implementing the compensation and corporate governance requirements under ARRA, which amended the requirements of EESA. For additional information, see “ – Legislative and Regulatory Developments – Compensation Developments.” Additionally, we may not deduct for federal income tax purposes executive compensation of our senior executive officers in excess of $500,000 per year, which includes any portion of their stock-based deferred compensation earned after our participation in the CPP.

Dividends. Our board of directors declared a common stock cash dividend of $.02 per share in December 2009, payable on January 21, 2010, to holders of record on December 31, 2009. The quarterly common stock dividend was reduced from $.06 per share to $.02 per share in the first quarter of 2009 in order to enhance our capital position. This reduction to $.02 per share has strengthened our capital base by approximately $20 million per quarter. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future. In addition, as a result of applicable banking law regulations and guidance and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may be further limited. Under the terms of our CPP transaction, we are prohibited from increasing dividends on our common stock above historical levels ($.06 per share) until March 2012 unless (i) all of the senior preferred stock issued to the U.S. Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S. Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury. Furthermore, so long as any of the preferred stock is outstanding, dividend payments on our common stock will be prohibited unless all accrued and unpaid dividends are paid on such preferred stock.

Also in 2009, we accrued $43.9 million of dividends on our senior preferred stock issued under the CPP, which represents a rate of 5% per year.

Special Dividend and Settlement of Visa and MasterCard Antitrust Litigation. On October 27, 2008, we settled our antitrust litigation with Visa and MasterCard for $2.75 billion. We received a lump sum amount of $0.9 billion from MasterCard in the fourth quarter of 2008 and $1.9 billion from Visa in 2009, which we recorded in other income in our Direct Banking segment, formerly referred to as our U.S. Card segment. At the time of our spin-off, we entered into an agreement with Morgan Stanley to give us sole control over the investigation, prosecution and resolution of the antitrust lawsuit with Visa and MasterCard and to determine how proceeds from the litigation would be shared (the “Special Dividend Agreement”). As a result, we have incurred an obligation to accrue amounts pursuant to the Special Dividend Agreement with respect to settlement proceeds from Visa and MasterCard only to the extent that we have already earned and received such proceeds pursuant to the terms of the settlement with Visa and MasterCard as of the balance sheet date. At November 30, 2009, we had accrued $808.8 million in connection with the special dividend and $28.9 million in related other expenses. The Special Dividend Agreement is a subject of litigation between Morgan Stanley and us. See “Legal Proceedings” for additional background and recent developments related to this litigation.

Stock Repurchase Program. On December 3, 2007, we announced that our board of directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At November 30, 2009, we had not repurchased any stock under this program. Under the terms of our CPP transaction, we are prohibited from repurchasing our common stock until March 2012, except in connection with the administration of an employee benefit plan in the ordinary course of business consistent with past practice, unless (i) all of the senior preferred stock issued to the U.S. Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S. Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury. Furthermore, so long as any of the preferred stock issued under the CPP is outstanding, we may not repurchase any of our shares of common stock unless all accrued and unpaid dividends are paid on such preferred stock.

Off-Balance Sheet Arrangements

See “–Liquidity and Capital Resources – Funding Sources – Securitization Financing.”

Guarantees

Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, or equity security of a guaranteed party, rate or index. Also included in guarantees are contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. Our guarantees relate to certain representations and warranties made with regard to securitized loans, transactions processed on the Discover Network and certain transactions processed by PULSE and Diners Club. See Note 22: Commitments, Contingencies and Guarantees to our consolidated financial statements for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at November 30, 2009 include deposits, long-term borrowings, operating and capital lease obligations and purchase obligations. Our future cash payments associated with our contractual obligations as of November 30, 2009 are summarized below (dollars in thousands):

		Payments Due By Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	More Than Five Years
Deposits	$32,093,012	$14,826,778	$10,098,537	$5,958,198	$1,209,499
Long-term borrowings(1)	2,428,246	621,930	306,316	—	1,500,000
Capital lease obligations	2,342	1,948	394	—	—
Operating leases	43,040	6,068	11,524	9,167	16,281
Interest payments on fixed rate debt	1,225,400	127,700	255,400	255,400	586,900
Purchase obligations(2)	267,155	150,792	72,854	16,927	26,582
Other long-term liabilities(3)	367,132	199,870	30,221	36,699	100,342

Total contractual obligations	$36,426,327	$15,935,086	$10,775,246	$6,276,391	$3,439,604

(1)	See Note 12: Long-Term Borrowings to the consolidated financial statements for further discussion. Total future payment of interest charges for the floating rate notes is estimated to be $5.0 million as of November 30, 2009, utilizing the current interest rates as of that date.
(2)	Purchase obligations for goods and services include payments under, among other things, consulting, outsourcing, data, advertising, sponsorship, software license and telecommunications agreements. Purchase obligations also include payments under rewards program agreements with merchants. Purchase obligations at November 30, 2009 reflect the minimum purchase obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statement of financial condition.
(3)	Other long-term liabilities include our expected future contributions to our pension and postretirement benefit plans and our prepaid FDIC special assessment.

As of November 30, 2009 our consolidated statement of financial condition reflects a liability for unrecognized tax benefits of $305.7 million, and approximately $38.5 million of accrued interest and penalties. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated income tax obligations about which there is uncertainty, as addressed in ASC Topic 740, Income Taxes, (guidance formerly provided by FASB Interpretation No. 48), have been excluded from the contractual obligations table. See Note 19: Income Taxes to our consolidated financial statements for further information concerning our tax obligations.

We extended credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. During 2009, our unused commitments were reduced by $35 billion to $172 billion at November 30, 2009, as part of our risk management strategies. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our consolidated financial statements.

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

Our interest rate sensitive assets include certain loan receivables, certain amounts due from asset securitizations, interest-earning deposits and certain investment securities. Although we have moved the majority of our credit card loans to variable rates, some of our loans are still at fixed rates. Due to new credit card legislation, we have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

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

Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2009, we estimate that the pretax income (reported on a managed basis) over the following 12-month period would be increased by approximately $84 million. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2008, we estimated that the pretax income (reported on a managed basis) over the following 12-month period would be decreased by approximately $38 million. At November 30, 2009, a majority of our credit card loan receivables have moved to variable rates, which will have a positive impact on pretax income in a rising interest-rate scenario. We have not provided an estimate of any impact on pretax income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels and, therefore, could not materially decrease further.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Discover Financial Services

Riverwoods, IL

We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of November 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition, and related consolidated statements of income, changes in stockholders’ equity, and cash flows as of and for the year ended November 30, 2009 of the Company and our report dated January 27, 2010 expressed an unqualified opinion on those financial statements.

Chicago, Illinois

January 27, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Discover Financial Services

Riverwoods, IL

We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of November 30, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Discover Financial Services at November 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the consolidated financial statements, the Company adopted the accounting standard, Accounting for Uncertainty in Income Taxes, on December 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Chicago, Illinois

January 27, 2010

Discover Financial Services

Consolidated Statements of Financial Condition

	November 30, 2009	November 30, 2008
	(dollars in thousands, except per share amounts)
Assets
Cash and cash equivalents	$13,020,719	$10,171,143
Restricted cash – special dividend escrow	643,311	—
Other short-term investments	1,350,000	—
Investment securities:
Available-for-sale (amortized cost of $2,743,729 and $1,211,245 at November 30, 2009 and 2008, respectively)	2,645,481	1,127,119
Held-to-maturity (fair value of $1,953,990 and $84,167 at November 30, 2009 and 2008, respectively)	2,389,816	100,825

Total investments securities	5,035,297	1,227,944
Loan receivables:
Credit card	20,230,302	23,814,307
Other	3,394,782	1,402,304

Total loan receivables	23,625,084	25,216,611
Allowance for loan losses	(1,757,899)	(1,374,585)

Net loan receivables	21,867,185	23,842,026
Amounts due from asset securitization	1,692,051	2,233,600
Premises and equipment, net	499,303	552,502
Goodwill	255,421	255,421
Intangible assets, net	195,636	203,319
Other assets	1,462,064	1,406,427

Total assets	$46,020,987	$39,892,382

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$32,028,506	$28,452,146
Non-interest bearing deposit accounts	64,506	78,375

Total deposits	32,093,012	28,530,521
Short-term borrowings	—	500,000
Long-term borrowings	2,428,101	1,735,383
Special dividend – Morgan Stanley	808,757	473,000
Accrued expenses and other liabilities	2,255,570	2,737,655

Total liabilities	37,585,440	33,976,559
Commitments, contingencies and guarantees (Note 22)
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 200,000,000 shares authorized, 1,224,558 and 0 issued or outstanding at November 30, 2009 and 2008, respectively	1,158,066	—
Common stock, par value $.01 per share; 2,000,000,000 shares authorized; 544,799,041 and 480,517,188 shares issued at November 30, 2009 and 2008, respectively	5,448	4,805
Additional paid-in capital	3,573,231	2,938,657
Retained earnings	3,873,262	3,046,956
Accumulated other comprehensive (loss) income	(154,818)	(66,338)
Treasury stock, at cost; 1,876,795 and 530,549 shares at November 30, 2009 and 2008, respectively	(19,642)	(8,257)

Total stockholders’ equity	8,435,547	5,915,823

Total liabilities and stockholders’ equity	$46,020,987	$39,892,382

See Notes to the Consolidated Financial Statements.

Discover Financial Services

Consolidated Statements of Income

	For the Years Ended November 30,
	2009	2008	2007
	(dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$2,835,767	$2,245,719	$2,134,188
Other loans	168,517	79,695	6,442
Investment securities	68,694	51,345	10,502
Other interest income	72,102	315,804	433,270

Total interest income	3,145,080	2,692,563	2,584,402
Interest expense:
Deposits	1,187,084	1,199,436	1,044,574
Short-term borrowings	2,538	343	89,319
Long-term borrowings	61,662	88,225	89,377

Total interest expense	1,251,284	1,288,004	1,223,270

Net interest income	1,893,796	1,404,559	1,361,132
Provision for loan losses	2,362,405	1,595,615	733,887

Net interest income after provision for loan losses	(468,609)	(191,056)	627,245
Other income:
Securitization income	1,879,304	2,429,158	2,323,623
Loan fee income	247,267	262,576	338,053
Discount and interchange revenue	222,835	187,657	241,070
Fee products	295,066	249,805	214,572
Merchant fees	44,248	67,027	92,518
Transaction processing revenue	125,201	115,914	99,653
Loss on investment securities	(3,826)	(50,294)	(11,409)
Antitrust litigation settlement	1,891,698	863,634	—
Other income	138,802	138,981	78,602

Total other income	4,840,595	4,264,458	3,376,682
Other expense:
Employee compensation and benefits	827,683	845,392	850,065
Marketing and business development	406,020	530,901	576,263
Information processing and communications	289,209	315,943	330,053
Professional fees	321,329	349,484	361,409
Premises and equipment	73,014	80,394	79,442
Other expense	333,833	293,683	280,982

Total other expense	2,251,088	2,415,797	2,478,214

Income from continuing operations before income tax expense	2,120,898	1,657,605	1,525,713
Income tax expense	844,713	594,692	561,514

Income from continuing operations	1,276,185	1,062,913	964,199
Loss from discontinued operations, net of tax	—	(135,163)	(375,569)

Net income	1,276,185	927,750	588,630
Preferred stock dividends and accretion of discount	(53,255)	—	—

Net income available to common stockholders	$1,222,930	$927,750	$588,630

Basic earnings per share
Income from continuing operations	$2.42	$2.22	$2.02
Loss from discontinued operations, net of tax	—	(0.28)	(0.79)

Net income	$2.42	$1.94	$1.23

Diluted earnings per share
Income from continuing operations	$2.39	$2.20	$2.01
Loss from discontinued operations, net of tax	—	(0.28)	(0.78)

Net income	$2.39	$1.92	$1.23

Dividends paid per share	$0.12	$0.24	$0.06

See Notes to the Consolidated Financial Statements.

Discover Financial Services

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at November 30, 2006			1	$100	$2,636,265	$3,008,421	$129,986	$—	$5,774,772
Comprehensive income:
Net income	—	—	—	—	—	588,630	—	—	588,630
Foreign currency translation, net of tax	—	—	—	—	—	—	(81,626)	—
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	(3,264)	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	69	—

Other comprehensive loss	—	—	—	—	—	—	(84,821)	—	(84,821)

Total comprehensive income	—	—	—	—	—	—	—	—	503,809
Adoption of FASB Statement No. 158 (ASC 715), net of tax	—	—	—	—	—	—	(13,133)	—	(13,133)
Consummation of spin-off transaction on June 30, 2007, and distribution of Discover Financial Services common stock by Morgan Stanley	—	—	526,233	5,162	(5,162)	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(1,419)	(1,419)
Common stock issued and stock-based compensation expense	—	—	527	5	35,705	—	—	—	35,710
Capital contribution from Morgan Stanley	—	—	—	—	178,829	—	—	—	178,829
Cash dividends paid to Morgan Stanley	—	—	—	—	—	(850,000)	—	—	(850,000)
Dividends	—	—	—	—	—	(29,146)	—	—	(29,146)
Other	—	—	(48,999)	(490)	490	—	—	—	—

Balance at November 30, 2007	—	—	477,762	$4,777	$2,846,127	$2,717,905	$32,032	$(1,419)	$5,599,422
Adoption of FASB Interpretation No. 48 (ASC 740)	—	—	—	—	—	(8,743)	—	—	(8,743)
Comprehensive income:	—	—
Net income	—	—	—	—	—	927,750	—	—	927,750
Foreign currency translation, net of tax	—	—	—	—	—	—	(21,282)	—
Realization of foreign exchange translation gains upon sale of Goldfish business	—	—	—	—	—	—	(27,076)	—
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	(50,158)	—
Adjustments related to pension and postretirement benefits, net of tax							146

Other comprehensive loss	—	—	—	—	—	—	(98,370)	—	(98,370)

Total comprehensive income	—	—	—	—	—	—	—	—	829,380
Purchases of treasury stock	—	—	—	—	—	—	—	(6,838)	(6,838)
Common stock issued under employee benefit plans	—	—	1,183	12	16,621	—	—	—	16,633
Common stock issued and stock-based compensation expense	—	—	1,572	16	75,909	—	—	—	75,925
Dividends paid – common stock	—	—	—	—	—	(116,956)	—	—	(116,956)
Special dividend – Morgan Stanley	—	—	—	—	—	(473,000)	—	—	(473,000)

Balance at November 30, 2008	—	—	480,517	$4,805	$2,938,657	$3,046,956	$(66,338)	$(8,257)	$5,915,823
Adoption of the measurement of FASB Statement No. 158 (ASC 715), net of tax	—	—	—	—	—	(1,110)	—	—	(1,110)
Comprehensive income:
Net income	—	—	—	—	—	1,276,185	—	—	1,276,185
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	(8,527)	—
Adjustments related to pension and postretirement benefits, net of tax							(79,953)

Other comprehensive loss	—	—	—	—	—	—	(88,480)	—	(88,480)

Total comprehensive income	—	—	—	—	—	—	—	—	1,187,705
Purchases of treasury stock	—	—	—	—	—	—	—	(11,385)	(11,385)
Common stock issued under employee benefit plans	—	—	135	1	1,157	—	—	—	1,158
Common stock issued and stock-based compensation expense	—	—	4,093	42	42,929	120	—	—	43,091
Income tax deficiency on stock-based compensation plans	—	—	—	—	(18,601)	—	—	—	(18,601)
Issuance of common stock	—	—	60,054	600	533,222		—	—	533,822
Dividends paid – common stock	—	—	—	—	—	(59,877)	—	—	(59,877)
Issuance of preferred stock	1,225	1,148,691	—	—	75,867	—	—	—	1,224,558
Accretion of preferred stock discount	—	9,375	—	—	—	(9,375)	—	—	—
Dividends – preferred stock	—	—	—	—	—	(43,880)	—	—	(43,880)
Special dividend – Morgan Stanley	—	—	—	—	—	(335,757)	—	—	(335,757)

Balance at November 30, 2009	1,225	$1,158,066	544,799	$5,448	$3,573,231	$3,873,262	$(154,818)	$(19,642)	$8,435,547

See Notes to the Consolidated Financial Statements.

Discover Financial Services

Consolidated Statements of Cash Flows

	For the Years Ended November 30,
	2009	2008	2007
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,276,185	$927,750	$588,630
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of mortgages and installment loans	—	—	(3,105)
Net principal disbursed on loans originated for sale	—	—	(99,158)
Proceeds from sales of loans originated for sale	—	—	106,010
Loss on sale of Goldfish business	—	165,694	—
Impairment of Goldfish business	—	—	391,119
Loss on investment securities	9,239	50,294	11,409
Loss on equipment	6,436	—	—
Stock-based compensation expense	44,249	92,558	35,710
Deferred income taxes	(61,995)	(262,354)	(218,215)
Pension curtailment	—	(38,891)	—
Depreciation and amortization on premises and equipment	97,930	107,151	122,934
Amortization of deferred revenues	(133,384)	(84,174)	(22,484)
Other depreciation and amortization	105,562	124,247	134,197
Provision for loan losses	2,362,405	1,615,625	950,165
Changes in assets and liabilities:
(Increase) decrease in amounts due from asset securitization	541,549	805,292	79,124
(Increase) decrease in other assets	(104,724)	(171,801)	(129,266)
Increase (decrease) in accrued expenses and other liabilities	(545,560)	1,172,768	90,955

Net cash provided by operating activities	3,597,892	4,504,159	2,038,025

Cash flows from investing activities
Proceeds from the sale of Goldfish business	—	69,529	—
Payments for business and other acquisitions, net of cash acquired	—	(160,278)	(5,000)
Maturities of other short-term investments	919,700	—	—
Purchases of other short-term investments	(2,269,700)	—	—
Maturities and sales of available-for-sale investment securities	423,014	—	—
Purchases of available-for-sale investment securities	(683,980)	(85,740)	(120,085)
Maturities of held-to-maturity investment securities	8,286	37,200	10,556
Purchases of held-to-maturity investment securities	(1,269)	(33,581)	(32,990)
Proceeds from securitization and sale of loans held for investment	3,542,850	5,562,195	8,434,488
Net principal disbursed on loans held for investment	(7,403,826)	(11,426,755)	(9,763,849)
(Increase) in restricted cash – special dividend escrow	(643,311)	—	—
Proceeds from sale of equipment	1,249	—	—
Purchases of premises and equipment	(53,793)	(93,532)	(118,265)

Net cash used for investing activities	(6,160,780)	(6,130,962)	(1,595,145)

Cash flows from financing activities
Proceeds from the issuance of preferred stock and warrant	1,224,558	—	—
Proceeds from the issuance of common stock	533,822	—	—
Net (decrease) increase in short-term borrowings	(500,000)	(259,314)	(3,895,600)
Proceeds from issuance of long-term borrowings and bank notes	1,098,194	—	2,102,951
Repayment of long-term borrowings and bank notes	(404,211)	(397,606)	(1,486,271)
Purchases of treasury stock	(11,385)	(6,838)	(1,419)
Net increase (decrease) in deposits	3,572,520	3,816,157	11,345,340
Capital contributions from Morgan Stanley	—	—	273,138
Dividends paid to Morgan Stanley	—	—	(850,000)
Dividends paid on common and preferred stock	(101,034)	(116,956)	(29,146)

Net cash provided by financing activities	5,412,464	3,035,443	7,458,993
Effect of exchange rate changes on cash and cash equivalents	—	(24,592)	10,865

Net increase in cash and cash equivalents	2,849,576	1,384,048	7,912,738
Cash and cash equivalents, at beginning of year	10,171,143	8,787,095	874,357

Cash and cash equivalents, at end of year	$13,020,719	$10,171,143	$8,787,095

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$1,266,427	$1,305,554	$1,233,366

Income taxes, net of income tax refunds	$913,988	$670,763	$531,253

Non-cash transactions:
Acquisition of certificated beneficial interests in DCENT and DCMT, net of maturities	$3,561,139	$750,000	$315,000

Special dividend – Morgan Stanley	$(335,757)	$(473,000)	$—

Capital contributions to Morgan Stanley	$—	$—	$(94,309)

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Background and Basis of Presentation

Description of Business. Discover Financial Services (“DFS” or the “Company”) is a leading credit card issuer in the United States and an electronic payment services company. In March 2009, the Company became a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act in connection with its participation in the U.S. Treasury’s Capital Purchase Program (“CPP”). Therefore, the Company is now subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Through its Discover Bank subsidiary, a Delaware state-chartered bank, the Company offers its customers credit card, other consumer loans and deposit products. Through its DFS Services LLC subsidiary and its subsidiaries, the Company operates the Discover Network, the PULSE Network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network operates a credit card transaction processing network for Discover card-branded and third-party issued credit cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services.

The Company’s business segments are Direct Banking, formerly referred to as U.S. Card, and Payment Services, formerly referred to as Third-Party Payments. The Company changed the names of its segments to better reflect the nature of the products and services included in its segments. The composition of each segment, however, has not changed. The Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary. The Payment Services segment includes PULSE, Diners Club and the Company’s third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.

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

Distribution. The Company was formerly the Discover segment of Morgan Stanley. On June 30, 2007, the Company was spun-off from Morgan Stanley through the distribution of shares of DFS common stock to holders of Morgan Stanley common stock (the “Distribution”). Prior to the Distribution, the Discover segment consisted of Discover Financial Services, a wholly-owned subsidiary of Morgan Stanley, as well as certain other subsidiaries and assets related to credit card operations in the United Kingdom, which are presented in discontinued operations, that were contributed to the Discover segment by Morgan Stanley in conjunction with the Distribution.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. The Company believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Actual results could differ from these estimates.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. However, the Company did not have a controlling voting interest in any entity other than its wholly-owned subsidiaries in the periods presented in the accompanying consolidated financial statements. It is also the Company’s policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as defined by GAAP. However, the Company has determined that it was not the primary beneficiary of any variable interest entity under the consolidation rules which applied in the periods presented in the accompanying consolidated financial statements. For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. In cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

Pursuant to recent amendments to GAAP rules for consolidation which go into effect for the Company on December 1, 2009, but which may not be applied prior to that date, the Company has concluded that it is the primary beneficiary of the Discover Card Master Trust I and the Discover Card Execution Note Trust (the “trusts”). Accordingly, beginning on December 1, 2009, the Company will consolidate the trusts. Each of those entities did not meet the conditions for consolidation under GAAP standards in effect through November 30, 2009. See “ – Recently Issued Accounting Pronouncements” below for more detail.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“Statement No. 168”). This Statement establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative GAAP. All previous GAAP standards have been superseded by the Codification. Rules and interpretive releases of the U.S. Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, and the Codification neither replaces nor affects that guidance. Statement No. 168 is effective for interim and annual financial statements issued for periods ending after September 15, 2009, and references to GAAP in this report have been updated as a result. Subsequent changes to GAAP will be incorporated into the Codification through the issuance of Accounting Standards Updates (“ASU”) rather than FASB Statements, Staff Positions, Interpretations or Emerging Issues Task Force (“EITF”) Abstracts. The adoption of Statement No. 168 did not impact the Company’s financial condition, results of operations or cash flows.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“Statement No. 166”) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). In December 2009, Statement No. 166 was codified within the Codification under Section 860, Transfers and Servicing, and Statement No. 167 was codified within Section 810, Consolidation. For ease of reference, and to clarify between guidance applicable as of the date of the accompanying financial statements and guidance applicable to future periods, such guidance will be referred to as Statements No. 166 and 167 within this document.

Statement No. 166 amends the accounting for transfers of financial assets and will impact the accounting for the Company’s credit card asset securitization activities. Under Statement No. 166, the trusts used in the Company’s securitization transactions will no longer be exempt from consolidation. Statement No. 167 prescribes an ongoing assessment of the Company’s involvement in the activities of the trusts and the Company’s rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated in the Company’s financial statements. The assessment under Statement No. 167, which is effective for the Company on December 1, 2009, will result in the consolidation of the trusts by the Company as of that date, which will have a material impact on the Company’s reported financial condition. Using the carrying amounts of the trust assets and liabilities as prescribed by Statement No. 167, the Company expects to record a $21.1 billion increase in total assets, a $22.4 billion increase in total liabilities and a $1.3 billion decrease in stockholders’ equity (comprised of a $1.4 billion decrease in retained earnings offset by a $0.1 billion increase in other comprehensive income). Included in these amounts will be the following adjustments:

•	Consolidation of $22.3 billion of securitized loan receivables and the related debt issued from the trusts to third-party investors;

•	Consolidation of $0.1 billion of cash collateral accounts and the associated debt issued from the trusts;

•	Reclassification of $2.3 billion of held-to-maturity investment securities to loan receivables;

•

Reclassification of $2.3 billion of available-for-sale investment securities to loan receivables and reversal of $0.1 billion, net of tax, of related unrealized losses previously recorded in other comprehensive income;

•	Recording of a $2.1 billion allowance for loan losses, not previously required under GAAP, for the newly consolidated and reclassified credit card loan receivables;

•

Reversal of all amounts recorded in amounts due from asset securitization through (i) derecognition of the remaining $0.1 billion value of the interest-only strip receivable, net of tax, (ii) reclassification of $0.8 billion of cash collateral accounts and $0.3 billion of accumulated collections to restricted cash, (iii) reclassification of $0.2 billion to unbilled accrued interest receivable, and (iv) reclassification of $0.3 billion of billed accrued interest receivable to loan receivables; and

•	Recording of net deferred tax assets of $0.8 billion, largely related to establishing an allowance for loan losses on the newly consolidated and reclassified credit card loan receivables.

After adoption, the Company’s results of operations will no longer reflect securitization income, but will instead report interest income, net charge-offs and certain other income associated with all securitized loan receivables and interest expense associated with debt issued from the trusts to third-party investors in the same line items in the Company’s results of operations as non-securitized credit card loan receivables and corporate debt. Additionally, after adoption, the Company will no longer record initial gains on new securitization activity since securitized credit card loans will no longer receive sale accounting treatment. Further, the Company will not record any gains or losses on the revaluation of the interest-only strip receivable as that asset is not recognizable in a transaction accounted for as a secured borrowing. Because the Company’s securitization transactions will be accounted for under the new accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions will be presented as cash flows from financing activities rather than cash flows from operating or investing activities. Prior to the issuance of Statements No. 166 and 167, the FASB issued guidance to require additional information related to securitization activities to be disclosed in advance of the effective date of Statements No. 166 and 167. These disclosures are contained in Note 6: Credit Card Securitization Activities.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures include a description of how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk. The FSP is effective for fiscal years ending after December 15, 2009. The application of this guidance will only affect disclosures and therefore will not impact the Company’s financial condition, results of operations or cash flows. This new disclosure guidance has been codified within ASC Topic 715, Compensation – Retirement Benefits.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether unvested equity-based awards are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. This guidance is effective for the Company beginning December 1, 2009 and cannot be adopted early. All prior period earnings per share data presented in financial statements that are issued after the effective date must be adjusted retrospectively to conform to the new guidance. Other than the measurement of earnings per share, the adoption of this standard will not impact the Company’s financial condition, results of operations or cash flows. This new accounting guidance has been codified within ASC Topic 260, Earnings per Share.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents. Cash and due from banks is defined by the Company as cash on hand and on deposit with banks, including time deposits and other highly liquid investments with maturities of 90 days or less when purchased. Cash and cash equivalents included $0.5 billion and $0.8 billion of cash and due from banks, $0 and $1.1 billion of Federal Funds sold, and $12.5 billion and $8.3 billion of interest-earning deposits in other banks at November 30, 2009 and 2008, respectively.

Restricted Cash. Restricted cash includes cash whereby the Company’s ability to withdraw funds at any time is contractually limited. Restricted cash is generally designated for specific purposes arising out of certain contractual or other obligations.

Short-term investments. Short-term investments include certificates of deposit with maturities greater than 90 days but less than one year when purchased.

Investment Securities. Investment securities consist of certificated retained beneficial interests in Discover Card Execution Note Trust (“DCENT”) issued in the form of Class B, Class C and Class D notes, certificated retained beneficial interests in Discover Card Master Trust I (“DCMT”) issued in the form of Series CE and Series SD certificates, credit card asset-backed securities issued by other institutions, asset-backed commercial paper notes of one issuer, U.S. Treasury obligations, mortgage-backed securities issued by government and government-sponsored agencies and state agency bonds. Investment securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income included in stockholders’ equity. The Company estimates the fair value of available-for-sale investment securities pursuant to the guidance in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The amortized cost for each held-to-maturity and available-for-sale investment security is adjusted for amortization of premiums or accretion of discounts, as appropriate. Such amortization or accretion is included in interest income. The Company evaluates its unrealized loss positions for other-than-temporary impairment in accordance with GAAP applicable for investments in debt and equity securities or for beneficial interests in securitized financial assets, as applicable, and in accordance with SEC Staff Accounting Bulletin Topic 5M. Realized gains and losses and other-than-temporary impairments related to investment securities are determined at the individual security level and are reported in other income.

Loans Held for Sale. Loans held for sale include the amount of credit card receivables necessary to support net new securitization transactions expected to take place in the next three months. Management believes its ability to reasonably forecast the amount of existing credit card receivables that should be reclassified as held for sale is limited to three months from the balance sheet date, as securitizations that occur beyond that point will involve a significant proportion of receivables that have not yet been originated, due to customer repayment behavior and the revolving nature of credit cards. In estimating the amount of credit card receivables that should be classified as held for sale, the Company considers its ability to access the securitization market given current market conditions, scheduled maturities of outstanding asset-backed securities, management’s targeted mix of funding sources used, and the relative availability of the Company’s other funding sources.

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

The Company did not have any loans classified as held for sale at November 30, 2009 or 2008.

Loan Receivables. Loan receivables consist of credit card receivables and other consumer loans and include loans classified as held for sale, if any, and loans classified as held for investment. Loans held for investment include credit card and other consumer loans. Credit card receivables include consumer credit card receivables and business credit card receivables. Other consumer loans consist of personal loans, student loans and mortgages. Credit card loan receivables are reported at their principal amounts outstanding and include uncollected billed interest and fees. Other consumer loans are reported at their principal amounts outstanding. Loan receivables also include unamortized net deferred loan origination fees and costs (also see “ – Loan Interest and Fee Income”).

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

Allowance for Loan Losses. The Company maintains an allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio. The allowance is evaluated monthly for adequacy and is maintained through an adjustment to the provision for loan losses. Additions to the allowance are made through charges to the provision for loan losses or when reserves are acquired as part of a business or portfolio acquisition. Charge-offs of principal amounts of loans outstanding are deducted from the allowance and subsequent recoveries of such amounts increase the allowance.

In estimating net charge-offs inherent in the credit card loan portfolio, the Company uses a migration analysis of delinquent and current credit card receivables. A migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through the various stages of delinquency and to charge off. The migration analysis considers uncollectible principal, interest and fees reflected in loan receivables. In determining the proper level of the allowance for loan losses, management also considers factors that may impact loan loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

The allowance for loan losses is applicable only to the Company’s owned loan portfolio and does not consider losses inherent in securitized loans. Net charge-offs related to securitized loans are absorbed by the securitization trusts pursuant to the terms of documents governing the securitization transactions and, as such, are not included in the Company’s allowance for loan losses but are reflected in the valuation of the interest-only strip receivable.

Delinquent Loans. The entire balance of an account is contractually past due if the minimum payment is not received by the specified date on the customer’s billing statement. Delinquency is reported on loans that are 30 or more days past due.

Credit card loans are charged off at the end of the month during which an account becomes 180 days past due, except in the case of customer bankruptcies, probate accounts and fraudulent transactions. Customer bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death, but not later than the 180-day time frame described above. Receivables associated with alleged or potential fraudulent transactions are adjusted to their net realizable value upon receipt of notification of such fraud through a charge to other expense and are subsequently written off at the end of the month 90 days following notification, but not later than the contractual 180-day time frame. The Company’s charge-off policies are designed to comply with guidelines established by the Federal Financial Institutions Examination Council (“FFIEC”).

The practice of re-aging an account also may affect credit card loan delinquencies and charge-offs. A re-age is intended to assist delinquent customers who have experienced financial difficulties but who demonstrate both an ability and willingness to repay. Accounts meeting specific criteria are re-aged when the Company and the customer agree on a temporary repayment schedule that may include concessionary terms. With re-aging, the outstanding balance of a delinquent account is returned to a current status. Customers may also qualify for a workout re-age when either a longer term or permanent hardship exists. The Company’s re-age practices are designed to comply with FFIEC guidelines.

Retained Interests in Securitized Assets. The Company periodically transfers credit card loan receivables to asset securitization trusts. Securitized credit card loan receivables include outstanding principal, interest and fees. Through November 30, 2009, the Company’s securitization transactions were recognized as sales under ASC 860; accordingly, the Company removed securitized credit card receivables from loan receivables on its consolidated statements of financial condition. The Company may retain interests in the transferred financial assets in various forms including an undivided seller’s interest, certificated beneficial interests in the trust assets, accrued interest and fees on securitized credit card receivables (“accrued interest receivable”), cash collateral accounts, servicing rights and rights to certain excess cash flows remaining after payments to investors in the securitization trust of their contractual rate of return, the payment of servicing fees to the Company and reimbursement of credit card losses (“interest-only strip receivables”).

The Company includes its undivided seller’s interest within loan receivables in the consolidated statements of financial condition. A portion of the undivided seller’s interest is reclassified as loans held for sale to the extent that new securitizations are expected to take place. Due to contractual requirements to hold minimum seller’s interest percentages under the securitization agreements, only a portion of the Company’s undivided seller’s interest can be classified as held for sale (also see Loans Held for Sale). The Company classifies certificated retained beneficial interests as available-for-sale or held-to-maturity investment securities on the consolidated statements of financial condition at their estimated fair values or amortized costs, respectively. All other retained interests are recorded on the consolidated statements of financial condition in amounts due from asset securitization. Certain components of amounts due from asset securitization are short-term in nature and, therefore, their carrying values approximate fair values. The remaining retained interests in amounts due from asset securitization are accounted for like trading securities and, accordingly, are marked to fair value each period with changes in their fair values recorded in securitization income. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing fee approximates adequate compensation to the Company for performing the servicing.

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

Beginning December 1, 2009, the Company will consolidate the securitization trusts pursuant to Statement No. 167 and, as a result, the securitization of credit card receivables using these trusts will thereafter be accounted for as secured borrowings rather than sales. Beginning on that date, all of the Company’s retained interests in securitized assets will be eliminated or reclassified, generally as loan receivables, accrued interest receivable or restricted cash, as appropriate.

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

Purchased software and capitalized costs related to internally developed software are amortized over their useful lives of three to five years. Costs incurred during the application development stage related to internally developed software are capitalized in accordance with ASC Subtopic 350-40, Intangibles – Goodwill and Other: Internal Use Software. Pursuant to that guidance, costs are expensed as incurred during the preliminary project stage and post implementation stage. Once the capitalization criteria as defined in GAAP have been met, external direct costs incurred for materials and services used in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with the internal-use computer software project (to the extent those employees devoted time directly to the project), and interest costs incurred when developing computer software for internal use are capitalized. Amortization of capitalized costs begins when the software is ready for its intended use. Capitalized software is included in premises and equipment, net in the Company’s consolidated statements of financial condition. See Note 7: Premises and Equipment for further information about the Company’s premises and equipment.

Goodwill. Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company’s goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level each year, or more often if conditions indicate impairment may have occurred, pursuant to ASC Topic 350, Intangibles – Goodwill and Other.

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

All of the Company’s amortizable intangible assets, as well as other amortizable or depreciable long-lived assets such as premises and equipment, are subject to impairment testing when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. A test for recoverability is done by comparing the asset’s carrying value to the sum of the undiscounted future net cash inflows expected to be generated from the use of the asset over its remaining useful life. Impairment exists if the sum of the undiscounted expected future net cash inflows is less than the carrying amount of the asset. Impairment would result in a write-down of the asset to its estimated fair value. The estimated fair values of these assets are based on the discounted present value of the stream of future net cash inflows expected to be derived over the remaining useful lives of the assets. If an impairment write-down is recorded, the remaining useful life of the asset will be evaluated to determine whether revision of the remaining amortization or depreciation period is appropriate.

The Company’s nonamortizable intangible assets consist primarily of the international transaction processing rights and brand-related intangibles included in the acquisition of Diners Club. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. All of the Company’s nonamortizable intangible assets are subject to a test for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As required by GAAP, if the carrying value of a nonamortizable intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings. In contrast to amortizable intangibles, there is no test for recoverability associated with the impairment test for nonamortizable intangible assets.

Securitization Income. In accordance with GAAP in effect for the periods presented in the accompanying consolidated financial statements, when beneficial interests in securitized receivables are issued to third-party investors, the Company recognizes a gain on the transfer of the loan receivables. The amount of the gain depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets transferred and the retained interests based upon their relative fair values at the date of the transfer. An interest-only strip receivable is recorded in the consolidated statements of financial condition and represents the contractual right to receive interest and certain other revenue less certain costs, including charge-offs on securitized loans and the interest paid to investors in the securitization transactions (“the excess spread”) from the trust over the estimated life of the securitized loan receivables. The interest-only strip receivable is recorded at its estimated fair value with subsequent changes in fair value recorded in securitization income. The Company estimates the fair value of the interest-only strip receivable based on the present value of expected future cash flows using management’s best estimate of the key assumptions, including forecasted interest yield, loan losses and payment rates, the interest rate paid to investors and a discount rate commensurate with the risks involved. The recognition of securitization income from the actual net excess cash flows accrued is offset in part by the revaluation of the interest-only strip receivable such that the interest-only strip receivable reflects only future excess cash flows. Also included in securitization income is the annual servicing fee the Company receives based on a percentage of the investor interest outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing fee approximates adequate compensation to the Company for performing the servicing. In addition, the Company, in accordance with governing securitization documents, allocates portions of discount and interchange revenue to all credit card securitization transactions, which is also recognized as securitization income. Securitization transaction costs are deferred and amortized to securitization income over the life of the related transactions.

Beginning December 1, 2009, the Company will consolidate the securitization trusts pursuant to Statement No. 167 and, as a result, the securitization of credit card receivables using these trusts will thereafter be accounted for as secured borrowings rather than sales. Beginning on that date, the Company’s results of operations will no longer reflect securitization income, but will instead report interest income, provisions for loan losses and certain other income associated with all managed loan receivables and interest expense associated with debt issued from the trusts to third-party investors.

Loan Interest and Fee Income. Interest on loans is comprised largely of interest on credit card loans and is recognized based upon the amount of loans outstanding and their contractual interest rate. Interest on credit card loans is included in loan receivables when billed to the customer. The Company accrues unbilled interest revenue each month from a customer’s billing cycle date to the end of the month. The Company applies an estimate of the percentage of loans that will revolve in the next cycle in the estimation of the accrued unbilled portion of interest revenue that is included in accrued interest receivable on the consolidated statements of financial condition. The Company also applies the same estimate in the valuation of the accrued interest on securitized loans that is included in amounts due from asset securitization. Interest on other loan receivables is accrued monthly and recorded in accrued interest receivable in the consolidated statements of financial condition.

The Company recognizes fees (except annual fees, balance transfer fees and certain product fees) on loan receivables in earnings as the fees are assessed. Annual fees, balance transfer fees and certain product fees are recognized in revenue ratably over the periods to which they relate. Loan fee income consists of fees on credit card loans and includes annual, late, overlimit, returned check, cash advance and other miscellaneous fees and is reflected net of waivers and charge-offs. Balance transfer fees are accreted to interest income over the life of the related balance. Pursuant to ASC Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one-year period and recorded in interest income from credit card loans. Direct loan origination costs on other loan receivables are deferred and amortized over the life of the loan and recorded in interest income from other loans. As of November 30, 2009 and 2008, the remaining unamortized deferred costs related to these items were $20.2 million and $25.2 million, respectively, and are recorded in loan receivables.

The Company accrues interest and fees on loan receivables until the loans are paid or charged off, except in instances of customer bankruptcy, death or fraud, where no further interest and fee accruals occur following notification. The Company may, in connection with collection activities, place a loan on non-accrual status. When loan receivables are charged off, unpaid accrued interest and fees are reversed against the income line items in which they were originally recorded in the consolidated statements of income. The Company considers uncollectible interest and fee revenues in assessing the adequacy of the allowance for loan losses.

Discount and Interchange Revenue. The Company earns discount revenue from fees charged to merchants with whom the Company has entered into card acceptance agreements for processing credit card purchase transactions and acquirer interchange revenue from merchant acquirers on all Discover Network card transactions made by credit card customers at merchants with whom merchant acquirers have entered into card acceptance agreements for processing credit card purchase transactions. Issuer interchange is a fee paid to the card-issuing entity as compensation for risk and other operating costs. The Company pays issuer interchange to third-party card issuers that have entered into contractual arrangements to issue cards on the Discover Network. This cost is contractually established and is based on the card-issuing entity’s transaction volume. It is recorded at the time the credit card transaction is captured. The Company earns discount revenue or acquirer interchange from these transactions, net of the issuer interchange cost paid to the card issuing entity.

Customer Rewards. The Company offers its customers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain customers a reward equal to a percentage of their credit card purchase amounts based on the type and volume of the customer’s purchases. The liability for customer rewards, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition, is estimated on an individual customer basis and is accumulated as qualified customers make progress toward earning the reward through their ongoing credit card purchase activity. In determining the appropriate liability for customer rewards, the Company estimates forfeitures of rewards accumulated but not redeemed based on historical account closure and charge-off experience, actual customer credit card purchase activity and the terms of the rewards program. In accordance with ASC Subtopic 605-50, Revenue Recognition: Customer Payments and Incentives (“ASC 605-50”), the Company recognizes customer rewards cost for both owned loans and securitized loans as a reduction of discount and interchange revenue. For the years ended November 30, 2009, 2008 and 2007, rewards costs, adjusted for estimated forfeitures, amounted to $669.5 million, $709.7 million and $721.9 million, respectively. At November 30, 2009 and 2008, the liability for customer rewards, adjusted for estimated forfeitures, was $815.8 million and $777.9 million, respectively, which is included in accrued expenses and other liabilities on the consolidated statement of financial condition.

Fee Products. The Company earns revenue related to fees received for marketing products ancillary to its credit card and personal loans, including debt deferment/debt cancellation contracts and identity theft protection services to customers. The amount of revenue recorded is based on the terms of the agreements and contracts with the third parties that provide the services. The Company recognizes this income over the agreement or contract period as earned.

Transaction Processing Revenue. Transaction processing revenue represents fees charged to financial institutions and merchants for processing ATM, debit and point-of-sale transactions over the PULSE Network, as well as various participation and membership fees. Transaction processing revenue is recognized in the consolidated statements of income at the time the transaction is processed. Amounts paid to financial institutions as incentives to enter into contractual arrangements to route their ATM, debit and point-of-sale transactions through the PULSE Network, through which the Company earns transaction processing revenue, are accounted for as an offset to this line item in accordance with the guidance in ASC 605.

Stock-based Compensation. Pursuant to ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the cost of employee services received in exchange for an award of stock-based compensation based on the grant-date fair value of the award. The cost is recognized over the requisite service period, except for awards granted to retirement-eligible employees, which are fully expensed by the grant date. No compensation cost is recognized for awards that are subsequently forfeited.

Advertising Costs. The Company expenses advertising costs as incurred. Television advertising costs are expensed in the period in which the advertising is first aired. Advertising costs are recorded in marketing and business development.

Income Taxes. Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. See Note 19: Income Taxes for more information about the Company’s income taxes.

The Company’s taxable income was historically included in the consolidated U.S. federal income tax return of Morgan Stanley and in returns filed by Morgan Stanley with certain state taxing jurisdictions. For periods prior to the Distribution, the Company’s income tax liability has been computed and presented in these statements as if it were a separate tax-paying entity. During such periods, federal and state taxes were remitted by the Company to Morgan Stanley pursuant to a tax sharing agreement between the companies.

Financial Instruments Used for Asset and Liability Management. The Company enters into derivative financial instruments, specifically interest rate swaps, to manage interest rate risk arising from interest-bearing deposits, and it accounts for such transactions in accordance ASC Topic 815, Derivatives and Hedging. Derivative contracts having positive net fair values, inclusive of net accrued interest receipts or payments, are recorded in other assets. Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in accrued expenses and other liabilities. With regard to such derivatives hedging interest-bearing deposits, changes in both the fair value of the derivatives and the gains or losses on the hedged interest-bearing deposits relating to the risk being hedged are recorded in interest expense and provide offset to one another. Ineffectiveness related to fair value hedges, if any, is recorded in interest expense. To the extent that differences in notional amounts of the derivatives and hedged liabilities arise subsequent to the closing of the transactions, the hedge relationship is de-designated, with the change in the fair value of the derivatives recorded in other income. Basis adjustments to the fair value of the interest-bearing deposits, if any, resulting from a prior hedging relationship which has been de-designated are amortized to interest expense over the lives of the previously hedged interest-bearing deposits using the effective yield method.

Accumulated Other Comprehensive Income. In accordance with the requirements of ASC Topic 220, Comprehensive Income, the Company records unrealized gains and losses on available-for-sale securities, certain pension adjustments and foreign currency translation adjustments in accumulated other comprehensive income on an after tax basis where applicable. The Company presents accumulated other comprehensive income, net of tax, in its consolidated statements of changes in stockholders’ equity.

Translation of Foreign Currencies. Prior to the sale of the Company’s Goldfish business, the financial statements of the Company’s consolidated foreign subsidiaries were translated into U.S. dollars in accordance with GAAP. Assets and liabilities were translated using the exchange rate in effect at each year end; income and expense amounts were translated using the average exchange rate for the period in which the transactions occurred. The translation gains and losses resulting from the change in exchange rates were reported as a component of accumulated other comprehensive income included in stockholders’ equity. Upon sale of the Goldfish business, cumulative translation gains were reversed from accumulated other comprehensive income and recorded as an offset to the loss on sale of discontinued operations. See Note 3: Discontinued Operations and Note 16: Changes in Accumulated Other Comprehensive Income for more information. At November 30, 2009 and 2008, the Company has no material foreign subsidiaries.

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

The following table provides summary financial information for discontinued operations related to the sale of the Company’s Goldfish business (dollars in thousands):

	For the Years Ended November 30,
	2008	2007
Revenues(1)	$130,935	$314,058

Income (loss) from discontinued operations(2)	$50,505	$(188,393)
Impairment loss on goodwill and intangibles(3)	—	(391,119)
Loss on the sale of discontinued operations(4)	(225,289)	(1,007)

Pretax loss from discontinued operations	(174,784)	(580,519)
Income tax benefit(4)	(39,621)	(204,950)

Loss from discontinued operations, net of tax	$(135,163)	$(375,569)

(1)	Revenues are the sum of net interest income and other income.
(2)	During the year ended November 30, 2007, the Goldfish business incurred $96.7 million of expenses related to transactions with Morgan Stanley, substantially all of which were related to interest expense on borrowings that were repaid in full prior to the Distribution.
(3)	Impairment loss for the year ended November 30, 2007 represents non-cash write-downs of $291.2 million of goodwill and $99.9 million of intangible assets.
(4)	Loss on the sale of discontinued operations for the year ended November 30, 2008 includes a $27.1 million realization of cumulative foreign currency translation adjustments which were previously recorded net of tax. As a result, there is no tax impact for the year ended November 30, 2008 related to the realization of cumulative foreign currency translation adjustments.

4.	Investment Securities

The Company’s investment securities consist of the following (dollars in thousands):

	November 30,
	2009	2008	2007
U.S. Treasury and other U.S. government agency obligations	$12,929	$16,495	$23,160
States and political subdivisions of states	68,553	70,290	61,091
Other securities:
Certificated retained interests in DCENT and DCMT	4,501,108	981,742	310,861
Credit card asset-backed securities of other issuers	381,705	85,762	—
Asset-backed commercial paper notes	58,792	59,586	108,681
Other debt and equity securities	12,210	14,069	21,646

Total other securities	4,953,815	1,141,159	441,188

Total investment securities	$5,035,297	$1,227,944	$525,439

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At November 30, 2009
Available-for-Sale Investment Securities(1)
Certificated retained interests in DCENT	$2,330,000	$978	$(126,009)	$2,204,969
Credit card asset-backed securities of other issuers	362,377	19,362	(34)	381,705
Asset-backed commercial paper notes	51,337	7,455	—	58,792
Equity securities	15	—	—	15

Total available-for-sale investment securities	$2,743,729	$27,795	$(126,043)	$2,645,481

Held-to-Maturity Investment Securities(2)
U.S. Treasury and other government agency residential mortgage-backed securities	$12,929	$972	$—	$13,901
Certificated retained interests in DCENT and DCMT	2,296,139	—	(430,655)	1,865,484
States and political subdivisions of states	68,553	19	(6,162)	62,410
Other debt securities(3)	12,195	—	—	12,195

Total held-to-maturity investment securities	$2,389,816	$991	$(436,817)	$1,953,990

At November 30, 2008
Available-for-Sale Investment Securities(1)
Certificated retained interests in DCENT	$1,065,000	$—	$(83,258)	$981,742
Credit card asset-backed securities of other issuers	85,843	627	(708)	85,762
Asset-backed commercial paper notes	59,586	—	—	59,586
Equity securities	816	—	(787)	29

Total available-for-sale investment securities	$1,211,245	$627	$(84,753)	$1,127,119

Held-to-Maturity Investment Securities(2)
U.S. Treasury and other U.S. government agency obligations:
Residential mortgage-backed securities	$15,449	$379	$—	$15,828
Other(4)	1,046	2	—	1,048

Total U.S. Treasury and other U.S. government agency obligations	16,495	381	—	16,876
States and political subdivisions of states	70,290	93	(17,132)	53,251
Other debt securities(3)	14,040	—	—	14,040

Total held-to-maturity investment securities	$100,825	$474	$(17,132)	$84,167

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.
(3)	Included in other debt securities at November 30, 2009 and 2008 are commercial advances of $9.4 and $11.2 million, respectively, related to the Company’s Community Reinvestment Act strategies.
(4)	Amount at November 30, 2008 included $1.0 million of U.S. Treasury obligations held at the Federal Reserve Bank of Philadelphia that were pledged as collateral for public deposits in excess of FDIC insurance limits.

At November 30, 2009, the Company had 27 investment securities in an unrealized loss position. The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position as of November 30, 2009 and 2008 (dollars in thousands):

	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At November 30, 2009
Available-for-Sale Investment Securities
Certificated retained interests in DCENT	$1,149,143	$(115,857)	$889,848	$(10,152)
Credit card asset-backed securities of other issuers	$127,509	$(34)	$—	$—
Held-to-Maturity Investment Securities
Certificated retained interests in DCENT and DCMT	$1,865,484	$(430,655)	$—	$—
State and political subdivisions of states	$—	$—	$51,778	$(6,162)
At November 30, 2008
Available-for-Sale Investment Securities
Certificated retained interests in DCENT	$705,549	$(44,451)	$276,193	$(38,807)
Credit card asset-backed securities of other issuers	$66,192	$(708)	$—	$—
Equity securities	$—	$—	$29	$(787)
Held-to-Maturity Investment Securities
State and political subdivisions of states	$8,715	$(1,285)	$33,293	$(15,847)

Certificated retained interests in DCENT and DCMT included in available-for-sale and held-to-maturity investment securities are certificated Class B (single-A rated), Class C (BBB rated) and Class D (not rated) notes issued by DCENT and Series 2009-CE (not rated) and Series 2009-SD (not rated) certificates issued by DCMT, which the Company holds as other retained beneficial interests. During the years ended November 30, 2009 and 2008, the trusts issued a net amount of $3.6 billion and $750 million, respectively, of certificated retained interests to a wholly-owned subsidiary of the Company, which had the effect of reducing the Company’s seller’s interest, a component of loan receivables. For more information on these certificated retained interests, see Note 6: Credit Card Securitization Activities and for information on their fair value calculations, see Note 24: Fair Value Disclosures.

The estimated fair value of the certificated retained interests in DCENT and DCMT classified as held-to-maturity investment securities is based on the discounted present value of the proceeds to be received at maturity. The difference between the carrying value and the fair value of each security does not represent other-than-temporary impairment because the Company expects to receive the full par value of each security at its maturity date according to its contractual terms. All of these held-to-maturity investment securities are non-interest bearing and unrated, and the Company has the positive intent and ability to hold them to maturity. In contrast, the retained DCENT Class B and Class C notes are classified as available for sale.

Upon adoption of Statements No. 166 and 167 on December 1, 2009, the Company’s certificated retained interests in DCENT and DCMT will be derecognized and the Company will instead report on its consolidated statement of financial condition the loan receivables underlying those interests.

For the years ended November 30, 2009 and 2008, the Company recorded other-than-temporary impairments of $8.2 million and $49.1 million, respectively, on its investment in the asset-backed commercial paper notes of Golden Key U.S. LLC, which invested in mortgage-backed securities. These notes had a principal amount of $120.1 million and, as of November 30, 2009, an estimated fair value of $58.8 million. These notes are no longer traded and, as such, fair value of the notes is estimated by management utilizing a valuation analysis, reflecting an estimate of the market value of the assets held by the issuer. During the fourth quarter of 2009, a valuation analysis of this investment resulted in an increase of $7.5 million in the estimated fair value, which was recognized as an unrealized gain within other comprehensive income.

At November 30, 2009, the Company had $6.1 million of net unrealized losses on its held-to-maturity investment securities in states and political subdivisions of states, compared to $17.0 million of net unrealized losses at November 30, 2008. The Company believes the unrealized loss on these investments is the result of changes in interest rates subsequent to the Company’s acquisitions of these securities and that the reduction in value is temporary. Additionally, the Company expects to collect all amounts due according to the contractual terms of these securities.

The Company had no investment securities classified as trading during the years ended November 30, 2009 and 2008.

For the year ended November 30, 2009, the Company received $72.9 million of proceeds, and recorded $5.4 million of gross realized gains and no gross realized losses, from the sale of credit card asset-backed securities of other issuers. There were no sales of available-for-sale securities during 2008 and 2007. For the years ended November 30, 2009, 2008 and 2007, the Company recorded net unrealized losses of $14.1 million, $79.3 million and $5.2 million ($8.5 million, $50.2 million and $3.3 million net of tax), respectively, in other comprehensive income. For the same periods, the amounts recorded in other comprehensive income were net of 1.2 million, $0.7 million and $0, respectively, of unrealized losses that had been included in other comprehensive income at the end of the previous year, but were subsequently reclassified into earnings either due to sale or recognition of an other-than-temporary impairment.

For the year ended November 30, 2009, the loss on investment securities recorded in the consolidated statement of income consisted of $9.2 million in other-than-temporary impairments (“OTTI”) on investment securities, offset by realized gains of $5.4 million from the sale of credit card asset-backed securities of other issuers. For the years ended November 30, 2008 and 2007, the losses on investment securities of $50.2 million and $11.4 million, respectively, were entirely attributable to OTTI as there were no investment securities sold during 2008 or 2007. The OTTI recorded in earnings is detailed further in the tables below for the years ended November 30, 2009, 2008 and 2007 (dollars in thousands):

	November 30, 2009				November 30, 2008				November 30, 2007
	Asset- backed Commercial Paper(1)	Equity Securities	Held-To- Maturity Debt Securities	Total OTTI	Asset- backed Commercial Paper(1)	Equity Securities	Held-To- Maturity Debt Securities	Total OTTI	Asset- backed Commercial Paper(1)	Equity Securities	Held-To- Maturity Debt Securities	Total OTTI
Total realized and unrealized OTTI losses	$(8,249)	$(801)	$(189)	$(9,239)	$(49,095)	$(1,184)	$(15)	$(50,294)	$(11,404)	$—	$(5)	$(11,409)
Portion of unrealized losses recognized in other comprehensive income (before taxes)	—	—	—	—	—	—	—	—	—	—	—	—

Net impairment losses recognized in earnings	$(8,249)	$(801)	$(189)	$(9,239)	$(49,095)	$(1,184)	$(15)	$(50,294)	$(11,404)	$—	$(5)	$(11,409)

(1)	For additional information on the Company’s valuation methods related to this investment, see Note 24: Fair Value Disclosures.

Maturities and weighted average yields of available-for-sale debt securities and held-to-maturity debt securities at November 30, 2009 are provided in the tables below (dollars in thousands):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale – Amortized Cost(1)
Certificated retained interests in DCENT	$1,065,000	$1,265,000	$—	$—	$2,330,000
Credit card asset-backed securities of other issuers	208,827	153,550	—	—	362,377
Asset-backed commercial paper notes	51,337	—	—	—	51,337

Total available-for-sale investment securities	$1,325,164	$1,418,550	$—	$—	$2,743,714

Held-to-maturity – Amortized Cost(2)
U.S. Treasury and other government agency residential mortgage-backed securities	$—	$—	$—	$12,929	$12,929
Certificated retained interests in DCENT and DCMT	—	1,466,781	829,358	—	2,296,139
State and political subdivisions of states	—	—	14,505	54,048	68,553
Other debt securities	4,961	113	2,617	4,504	12,195

Total held-to-maturity investment securities	$4,961	$1,466,894	$846,480	$71,481	$2,389,816

Available-for-sale – Fair Values(1)
Certificated retained interests in DCENT	$1,055,826	$1,149,143	$—	$—	$2,204,969
Credit card asset-backed securities of other issuers	210,034	171,671	—	—	381,705
Asset-backed commercial paper notes	58,792	—	—	—	58,792

Total available-for-sale investment securities	$1,324,652	$1,320,814	$—	$—	$2,645,466

Held-to-maturity – Fair Values(2)
U.S. Treasury and other government agency residential mortgage-backed securities	$—	$—	$—	$13,901	$13,901
Certificated retained interests in DCENT and DCMT	—	1,224,559	640,925	—	1,865,484
State and political subdivisions of states	—	—	14,463	47,947	62,410
Other debt securities	4,961	113	2,617	4,504	12,195

Total held-to-maturity investment securities	$4,961	$1,224,672	$658,005	$66,352	$1,953,990

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale investment securities
Certificated retained interests in DCENT	3.83%	0.00%	—	—	1.83%
Credit card asset-backed securities of other issuers	3.67%	8.30%	—	—	5.75%
Asset-backed commercial paper notes	0.00%	—	—	—	0.00%
Total available-for-sale investment securities	3.63%	1.08%	—	—	2.36%
Held-to-maturity investment securities
U.S. Treasury and other government agency residential mortgage-backed securities	—	—	—	5.52%	5.52%
Certificated retained interests in DCENT and DCMT	—	0.00%	0.00%	—	0.00%
State and political subdivisions of states	—	—	5.03%	4.72%	4.78%
Other debt securities	1.44%	4.26%	6.80%	5.64%	4.17%
Total held-to-maturity investment securities	1.44%	0.00%	0.11%	4.92%	0.19%

The following table presents interest and dividends on investment securities (dollars in thousands):

	For the Years Ended November 30,
	2009	2008	2007
Taxable interest	$65,959	$48,787	$8,125
Tax exempt interest	2,735	2,489	2,197
Dividends	—	69	180

Total income from investment securities	$68,694	$51,345	$10,502

5.	Loan Receivables

Loan receivables consist of the following (dollars in thousands):

	November 30,
	2009	2008
Credit card loans:
Discover Card(1)	$19,826,153	$23,348,134
Discover Business Card	404,149	466,173

Total credit card loans	20,230,302	23,814,307
Other consumer loans:
Personal loans	1,394,379	1,028,093
Student loans	1,932,266	299,929
Other	68,137	74,282

Total other consumer loans	3,394,782	1,402,304

Total loan receivables	23,625,084	25,216,611
Allowance for loan losses	(1,757,899)	(1,374,585)

Net loan receivables	$21,867,185	$23,842,026

(1)	Amounts include $9.9 billion and $14.8 billion of the Company’s seller’s interest in credit card securitizations at November 30, 2009 and 2008, respectively. See Note 6: Credit Card Securitization Activities for further information.

The following table provides changes in the Company’s allowance for credit card loan losses for the years ended November 30, 2009, 2008 and 2007 (dollars in thousands):

	For the Years Ended November 30,
	2009	2008	2007
Balance at beginning of year	$1,317,811	$750,786	$701,162
Additions:
Provision for loan losses	2,240,232	1,540,507	726,632
Deductions:
Charge-offs	(2,096,573)	(1,139,176)	(837,210)
Recoveries	185,616	165,694	160,202

Net charge-offs	(1,910,957)	(973,482)	(677,008)

Balance at end of year	$1,647,086	$1,317,811	$750,786

The following table provides changes in the Company’s allowance for other consumer loan losses for the years ended November 30, 2009, 2008 and 2007 (dollars in thousands):

	For the Years Ended November 30,
	2009	2008	2007
Balance at beginning of year	$56,774	$9,139	$2,755
Additions:
Provision for loan losses	122,173	55,108	7,255
Deductions:
Charge-offs	(69,080)	(8,065)	(1,882)
Recoveries	946	592	1,011

Net charge-offs	(68,134)	(7,473)	(871)

Balance at end of year	$110,813	$56,774	$9,139

Information regarding net charge-offs of interest and fee revenues on credit card loans is as follows (dollars in thousands):

	For the Years Ended November 30,
	2009	2008	2007
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$465,283	$257,543	$175,383
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$176,662	$108,976	$78,100

Information regarding loan receivables that are over 90 days delinquent and accruing interest and loan receivables that are not accruing interest is as follows (dollars in thousands):

	November 30,
	2009	2008
Loans over 90 days delinquent and accruing interest	$522,190	$444,324
Loans not accruing interest	$190,086	$173,123

Geographical Distribution of Loans

The Company originates credit card and other consumer loans throughout the United States. The geographic distribution of the Company’s loan receivables was as follows (dollars in thousands):

	November 30, 2009		November 30, 2008
	Loan Receivables	Percentage of Total	Loan Receivables	Percentage of Total
California	$2,394,844	10.1%	$2,650,647	10.5%
Texas	1,757,449	7.4	1,880,272	7.5
New York	1,560,028	6.6	1,638,237	6.5
Florida	1,485,592	6.3	1,636,415	6.5
Illinois	1,248,441	5.3	1,309,687	5.2
Pennsylvania	1,188,116	5.0	1,171,156	4.6
Ohio	987,649	4.2	1,067,503	4.2
New Jersey	860,802	3.6	894,581	3.5
Michigan	768,993	3.3	877,944	3.5
Georgia	725,391	3.1	770,987	3.1
Other states	10,647,779	45.1	11,319,182	44.9

Loan receivables	$23,625,084	100.0%	$25,216,611	100.0%

6.	Credit Card Securitization Activities

The Company accesses the term asset securitization market through DCMT and DCENT, which are trusts into which credit card loan receivables generated in the Direct Banking segment, formerly referred to as the U.S. Card segment, are transferred (or, in the case of DCENT, into which beneficial interests in DCMT are transferred) and from which beneficial interests are issued to investors. The Company continues to own and service the accounts that generate the transferred loan receivables. The DCMT debt structure consists of Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties. Credit enhancement is provided by the subordinated Class B certificates, a cash collateral account, and beginning July 2009, a more subordinated Series 2009-CE certificate that is retained by the Company. DCENT consists of four classes of securities (Class A, B, C and D), with the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes. In addition, there is another series of certificates (Series 2009-SD) issued by DCMT which provides increased excess spread levels to all other outstanding securities of DCMT and DCENT. DCMT and DCENT are not subsidiaries of the Company and, as such, are excluded from the consolidated financial statements in accordance with GAAP. The Company’s securitization activities generally qualify as sales under GAAP which applied in the periods presented in the accompanying consolidated financial statements and, accordingly, are not treated as secured financing transactions. As such, credit card loan receivables equal to the amount of the investors’ interests in transferred loan receivables are removed from the consolidated statements of financial condition. However, as described in Note 1: Background and Basis of Presentation, pursuant to Statements No. 166 and 167, the transferred loan receivables will be consolidated in the Company’s financial statements effective December 1, 2009.

In the first half of 2009, substantially all of the securities issued by the trusts were placed on negative ratings watch by the rating agencies. To address these ratings watches, in July 2009, DCMT and DCENT issued two new subordinated classes of securities, Series 2009-CE certificates and Class D notes, respectively. The issuance of Series 2009-CE certificates from DCMT provides credit enhancement to all outstanding series of DCMT other than Series 2007-CC which supports the DCENT notes. The issuance of Class D notes from DCENT provides enhancement to the more senior outstanding Class A, B and C notes of DCENT. In addition to these actions, in September 2009, DCMT also issued Series 2009-SD certificates to increase the levels of excess spread for all outstanding issuances of DCMT and DCENT. Series 2009-SD certificates make their principal collections available for reallocation to all other outstanding series of DCMT and DCENT on an as-needed basis to cover shortfalls in interest and servicing fees and to reimburse charge-offs. The outstanding amounts of these three newer classes of subordinated securities are expected to fluctuate as the related outstanding series of DCMT mature and with the maturity and new issuances of more senior DCENT notes. Similar to all prior issuances by the trusts, these new securities are certificated. However, they are not rated, were acquired by a wholly-owned subsidiary of Discover Bank and are recorded at amortized cost as held-to-maturity investment securities on the consolidated statements of financial condition. The Company was not contractually required to provide this incremental level of credit enhancement but was permitted to do so pursuant to the transaction documents governing DCMT and DCENT.

Also during 2009, the trusts began allocating merchant discount and interchange revenue to certain series issued by DCMT that prior to July 2009 did not receive an allocation of this revenue, resulting in all outstanding series of DCMT and DCENT receiving an allocation of merchant discount and interchange revenue beginning July 31, 2009.

The Company’s retained interests in credit card asset securitizations include an undivided seller’s interest, certain subordinated tranches of notes and certificates, accrued interest receivable on securitized credit card loan receivables, cash collateral accounts, servicing rights, the interest-only strip receivable and other retained interests. The Company’s undivided seller’s interest, which generally ranks pari passu with investors’ interests in the securitization trusts, is not represented by a security certificate and accordingly, is reported in loan receivables. The remaining retained interests in credit card asset securitizations are subordinate to certain investors’ interests and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors of the trusts. Retained interests classified as available-for-sale investment securities are carried at amounts that approximate fair value, with changes in the fair value estimates recorded in other comprehensive income, net of tax. Retained interests classified as held-to-maturity investment securities are carried at amortized cost. All other retained interests in credit card asset securitizations are recorded in amounts due from asset securitization at amounts that approximate fair value. Changes in the fair value estimates of these other subordinated retained interests are recorded in securitization income. For more information on the fair value calculations of these retained interests, see Note 24: Fair Value Disclosures.

In addition to reflecting changes in certain fair value estimates, securitization income also includes annual servicing fees received by the Company and excess servicing income earned on the transferred loan receivables from which beneficial interests have been issued. Annual servicing fees are based on a percentage of the monthly investor principal balance outstanding and approximate adequate compensation to the Company for performing the servicing. Accordingly, the Company does not recognize servicing assets or servicing liabilities for these servicing rights. Failure to service the transferred loan receivables in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees.

The following table summarizes the Company’s retained interests in credit card securitizations (dollars in thousands):

	November 30,
	2009	2008
Available-for-sale investment securities	$2,204,969	$981,742
Held-to-maturity investment securities	2,296,139	—
Loan receivables (seller’s interest)(1)	9,852,352	14,831,938
Amounts due from asset securitization:
Cash collateral accounts(2)	822,585	1,121,447
Accrued interest receivable	519,275	473,694
Interest-only strip receivable	117,579	300,120
Other subordinated retained interests	220,288	315,823
Other	12,324	22,516

Amounts due from asset securitization	1,692,051	2,233,600

Total retained interests	$16,045,511	$18,047,280

(1)	Loan receivables net of allowance for loan losses were $9.1 billion and $14.0 billion at November 30, 2009 and 2008, respectively.
(2)	$0.8 billion and $1.0 billion at November 30, 2009 and 2008, respectively, were pledged as security against a long-term borrowing. See Note 12: Long-term borrowings.

The Company’s retained interests are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities, which could cause the Company to sustain a loss of one or more of its retained interests and could prompt the need for the Company to seek alternative sources of funding. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. The Company refers to this as the “economic early amortization” feature. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges billed, certain fee assessments, allocations of merchant discount and interchange, and recoveries on charged-off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive a contractual rate of return and the Company is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are paid to the Company and recorded as excess spread, included in securitization income on the Company’s consolidated statements of income. An excess spread of less than 0% for a contractually specified period, generally a three-month average, would trigger an economic early amortization event. Such an event could result in the Company incurring losses related to its subordinated retained interests, including amounts reported in investment securities and amounts due from asset securitization. The investors and the securitization trusts have no recourse to the Company’s other assets for a shortage in cash flows.

Another feature of our securitization structure that is designed to protect investors’ interests from loss, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which excess cash flows generated by the transferred loan receivables are held at the trust for the benefit of the investors, rather than paid to the Company. This requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. Funding of the reserve account is required on the trust distribution date in the month following the occurrence of the performance trigger. The reserve account funding requirement has been triggered only once, in August 2009. As DCENT’s three-month average excess spread subsequently increased to over the 4.50% threshold, this amount was released to the Company on the trust distribution date in the following month.

In addition to performance measures associated with the transferred credit card loan receivables, there are other events or conditions which could trigger an early amortization event. As of November 30, 2009, no economic or other early amortization events have occurred.

The tables below provide information concerning investors’ interests and related excess spreads at November 30, 2009 (dollars in thousands):

	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$14,134,204	16
Discover Card Execution Note Trust (DiscoverSeries notes)	12,759,358	27

Total investors’ interests	$26,893,562	43

(1)	Effective July 31, 2009, all DCMT certificates and all notes issued by DCENT include cash flows derived from merchant discount and interchange revenue earned by Discover card.

3-Month Rolling Average Excess Spread(1)(2)
Group excess spread percentage	11.43%
DiscoverSeries excess spread percentage	10.57%

(1)	DCMT certificates refer to the higher of the Group excess spreads (as shown above) or their applicable series excess spreads in assessing whether an economic early amortization has occurred. DiscoverSeries notes refer to the higher of the Group or DiscoverSeries excess spreads (both of which are shown above) in assessing whether an economic early amortization has occurred.
(2)	Discount Series (DCMT 2009-SD), which was issued in September 2009, makes principal collections available for reallocation to other series to cover shortfalls in interest and servicing fees and to reimburse charge-offs. Three-month rolling average excess spread rates reflected the benefit of these additional collections.

During the years ended November 30, 2009, 2008 and 2007, the Company recognized a net revaluation of its subordinated retained interests, principally the interest-only strip receivable, consisting of losses of $160.1 million and $119.3 million and gains of $51.3 million, respectively, in securitization income in the consolidated statements of income. Included in these amounts are $16.7 million, $71.9 million, and $122.9 million, respectively, of initial gains on new securitization transactions, net of issuance discounts, as applicable.

The following table summarizes certain cash flow information related to the securitized pool of loan receivables (dollars in millions):

	For the Years Ended November 30,
	2009	2008	2007
Proceeds from third-party investors in new credit card securitizations	$3,543	$5,562	$8,434
Proceeds from collections reinvested in previous credit card securitizations	$46,753	$57,495	$58,843
Contractual servicing fees received	$490	$556	$534
Cash flows received from retained interests	$1,980	$2,777	$2,435
Purchases of previously transferred credit card receivables (securitization maturities)	$5,739	$7,739	$6,474

Key estimates used in measuring the fair value of the interest-only strip receivable at the date of securitization that resulted from credit card securitizations completed were as follows:

	For the Years Ended November 30,
	2009	2008
Weighted average life (in months)	1.8 – 4.8	3.0 – 5.1
Payment rate (rate per month)	17.18% – 18.16%	18.85% – 19.80%
Principal charge-offs (rate per annum)	9.66% – 9.83%	5.10% – 5.65%
Discount rate (rate per annum)	16.00% – 17.00%	12.00%

Key estimates and sensitivities of reported fair values of certain retained interests to immediate 10% and 20% adverse changes in those estimates were as follows (dollars in millions):

	November 30,
	2009	2008
Interest-only receivable strip (carrying amount/fair value)	$118	$300
Weighted average life (in months)	3.5	4.6
Weighted average payment rate (rate per month)	18.70%	18.52%
Impact on fair value of 10% adverse change	$(4)	$(21)
Impact on fair value of 20% adverse change	$(7)	$(39)
Weighted average principal charge-offs (rate per annum)	9.91%	6.83%
Impact on fair value of 10% adverse change	$(46)	$(55)
Impact on fair value of 20% adverse change	$(81)	$(110)
Weighted average discount rate (rate per annum)	16.50%	12.50%
Impact on fair value of 10% adverse change	$—	$(1)
Impact on fair value of 20% adverse change	$(1)	$(3)
Cash collateral accounts (carrying amount/fair value)	$823	$1,121
Weighted average discount rate (rate per annum)	1.99%	2.59%
Impact on fair value of 10% adverse change	$(3)	$(7)
Impact on fair value of 20% adverse change	$(7)	$(13)
Certificated retained beneficial interests reported as available-for-sale investment securities (carrying amount/fair value)	$2,205	$982
Weighted average discount rate (rate per annum)	6.58%	10.29%
Impact on fair value of 10% adverse change	$(14)	$(13)
Impact on fair value of 20% adverse change	$(27)	$(25)

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

The tables below present quantitative information about delinquencies, net principal charge-offs and components of managed credit card loans, which includes owned and securitized credit card loans (dollars in millions):

	November 30,
	2009	2008
Loans Outstanding:
Managed credit card loans	$47,465	$49,693
Less: Securitized credit card loans	27,235	25,879

Owned credit card loans	$20,230	$23,814

Loans Over 30 Days Delinquent:
Managed credit card loans	$2,657	$2,317
Less: Securitized credit card loans	1,540	1,234

Owned credit card loans	$1,117	$1,083

	For the Years Ended November 30,
	2009	2008
Average Loans:
Managed credit card loans	$48,855	$48,230
Less: Securitized credit card loans	24,588	27,663

Owned credit card loans	$24,267	$20,567

Net Principal Charge-offs:
Managed credit card loans	$3,907	$2,446
Less: Securitized credit card loans	1,996	1,473

Owned credit card loans	$1,911	$973

7.	Premises and Equipment

A summary of premises and equipment, net is as follows (dollars in thousands):

	November 30,
	2009	2008
Land	$41,816	$43,201
Buildings and improvements	494,511	510,302
Capitalized equipment leases	7,132	7,924
Furniture, fixtures and equipment	490,594	490,178
Software	276,298	250,376

Premises and equipment	1,310,351	1,301,981
Less: Accumulated depreciation	(593,295)	(550,582)
Less: Accumulated amortization of software	(223,871)	(198,897)

Premises and equipment held for investment, net	493,185	552,502
Premises and equipment held for sale, net	6,118	—

Total premises and equipment, net	$499,303	$552,502

Depreciation expense, including amortization of assets recorded under capital leases, was $72.7 million, $75.8 million and $81.6 million for the years ended November 30, 2009, 2008 and 2007, respectively. This includes depreciation expense associated with held-for-sale property of $0.8 million for each of these years. Amortization expense on capitalized software was $24.9 million, $24.7 million and $27.1 million for the years ended November 30, 2009, 2008 and 2007, respectively.

On November 12, 2009, the Company announced plans to close one of its processing centers in 2010. As such, this property was classified as held for sale, and the Company recorded a loss of $5.6 million, which is included in other expense in the consolidated statement of income, to reduce the recorded value of the property to its fair value less cost to sell as of that date.

8.	Business Combinations

On June 30, 2008, the Company purchased Diners Club International for $168 million in cash from Citibank, N.A. The Company acquired the Diners Club brand, trademarks, employees, and license agreements. Diners Club currently has 79 network licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services for a network consisting of merchant and cash access locations in over 185 countries and territories. Diners Club does not issue cards or extend consumer credit in international markets. Diners Club is included in the Company’s Payment Services segment, formerly referred to as the Third-Party Payments segment. Since the acquisition date, the results of operations and cash flows of Diners Club have been included in the Company’s consolidated results of operations and cash flows, although no pro forma data is provided as the impact of the Diners Club acquisition was not significant to the Company’s consolidated results of operations or cash flows.

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

Goodwill

As of November 30, 2009 and 2008, the Company had goodwill of $255.4 million recorded in connection with its acquisition of PULSE in January 2005, which was allocated to the Payment Services segment, formerly referred to as the Third-Party Payments segment. Subsequent to the acquisition date, no adjustments have been made to the Company’s goodwill balance. The Company conducted its annual goodwill impairment testing on June 1, 2009 and 2008, at which times management concluded that goodwill was not impaired.

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

The following table summarizes the Company’s other intangible assets (dollars in thousands):

		November 30, 2009			November 30, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15 years	$69,400	$31,431	$37,969	$69,400	$24,056	$45,344
Trade name and other	25 years	7,700	1,060	6,640	7,700	752	6,948

Total amortizable intangible assets		77,100	32,491	44,609	77,100	24,808	52,292
Non-amortizable intangible assets:
Trade name	N/A	127,980	—	127,980	127,980	—	127,980
International transaction processing rights	N/A	23,047	—	23,047	23,047	—	23,047

Total non-amortizable intangible assets		151,027	—	151,027	151,027	—	151,027

Total intangible assets		$228,127	$32,491	$195,636	$228,127	$24,808	$203,319

Amortization expense related to the Company’s intangible assets was $7.7 million, $7.5 million and $6.7 million for the years ended November 30, 2009, 2008 and 2007, respectively.

The following table presents expected intangible asset amortization expense for the next five years based on intangible assets at November 30, 2009 (dollars in thousands):

Year	Amount
2010	$6,662
2011	$6,576
2012	$5,742
2013	$4,770
2014	$3,992

10.	Deposits

The Company offers its deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (IRA) certificates of deposit, to customers through two channels (i) directly through direct mail, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with brokerage firms (“brokered deposits”). As of November 30, 2009 and 2008, the Company had issued approximately $12.6 billion and $6.2 billion, respectively, of direct-to-consumer deposits and approximately $19.5 billion and $22.3 billion, respectively, of brokered deposits. As of November 30, 2009 and 2008, $8.2 billion and $11.7 billion, respectively, of the Company’s brokered deposits had been distributed through one brokerage.

A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	November 30,
	2009	2008
Certificates of deposit in amounts less than $100,000(1)	$22,587,898	$22,083,962
Certificates of deposit in amounts of $100,000(1) or greater	4,047,949	1,808,320
Savings deposits, including money market deposit accounts	5,392,659	4,559,864

Total interest-bearing deposits	$32,028,506	$28,452,146

Average annual interest rate	3.94%	4.67%

(1)	Represents the basic insurance amount covered by the FDIC although, effective May 20, 2009, a higher amount of $250,000 of basic insurance per depositor is in effect through December 31, 2013.

At November 30, 2009, certificates of deposit maturing over the next five years and thereafter were as follows (dollars in thousands):

Year	Amount
2010	$9,369,613
2011	$5,642,321
2012	$4,456,216
2013	$4,024,955
2014	$1,933,243
Thereafter(1)	$1,209,499

(1)	Includes certificates of deposits which may be called by the Company prior to their contractual maturity at specific intervals of time.

In connection with related party transactions with the Company’s former parent company, Morgan Stanley, the Company recorded $16.2 million in interest expense for the year ended November 30, 2007. This amount related to amortization of commissions on brokered deposits. The Company also recorded servicing and administrative fees related to the Company’s participation in the Morgan Stanley Global Wealth Management Bank Deposit Program of $19.4 million during the year ended November 30, 2007.

11.	Short-Term Borrowings

Short-term borrowings consist of term and overnight Federal Funds purchased and other short-term borrowings with original maturities less than one year. The following table identifies the balances and weighted average interest rates on short-term borrowings outstanding at period end (dollars in thousands):

	November 30, 2009		November 30, 2008
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Other short-term borrowings(1)	$—	—	$500,000	0.60%

Total short-term borrowings	$—	—	$500,000	0.60%

(1)	Other short-term borrowings consist of amounts borrowed under the Federal Reserve’s Term Auction Facility. The Company was required to pledge $0.7 billion of loan receivables against this borrowing as of November 30, 2008.

The following table identifies the interest expense paid on short-term borrowings (dollars in thousands):

	For the Years Ended November 30,
	2009	2008	2007
Overnight Federal Funds purchased	$156	$136	$29,840
Term Federal Funds purchased	2,382	207	23,463
Other short-term borrowings	—	—	36,016

Total interest expense on short-term borrowings	$2,538	$343	$89,319

In connection with related party transactions with the Company’s former parent company, Morgan Stanley, the Company recorded $65.5 million in interest expense related to short-term borrowings for the year ended November 30, 2007. Prior to the Distribution, the Company repaid all outstanding balances due to Morgan Stanley.

12.	Long-Term Borrowings

Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in thousands):

	November 30, 2009		November 30, 2008
Funding source	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Bank notes due 2009	$—	—	$249,977	2.54%	3-month LIBOR(1) + 15 basis points	February 2009
Subordinated bank notes due 2019(2)	698,202	8.70%	—	—	8.70% fixed	November 2019
Secured borrowings	528,246	0.74%	682,456	3.05%	Commercial Paper rate + 50 basis points	December 2010(3)
Unsecured borrowings:
Floating rate senior notes	400,000	0.83%	400,000	3.35%	3-month LIBOR(1) + 53 basis points	June 2010
Fixed rate senior notes due 2017(4)	399,385	6.45%	399,304	6.45%	6.45% fixed	June 2017
Fixed rate senior notes due 2019(5)	400,000	10.25%	—	—	10.25% fixed	July 2019

Total unsecured borrowings	1,199,385		799,304
Capital lease obligations	2,268	6.26%	3,646	6.26%	6.26% fixed	Various

Total long-term borrowings	$2,428,101		$1,735,383

(1)	London Interbank Offered Rate (“LIBOR”).
(2)	Issued on November 16, 2009 at a face value of $700 million. The difference between the face value and the book value reflects the amount of the unamortized discount.
(3)	Repayment is dependent upon the available balances of the cash collateral accounts at the various maturities of underlying securitization transactions, with final maturity in December 2010.
(4)	The difference between the $400 million face value and book value reflects the amount of the unamortized discount.
(5)	Issued on July 15, 2009.

Maturities. Long-term borrowings had the following maturities at November 30, 2009 (dollars in thousands):

	Discover Financial Services (Consolidated)	Discover Financial Services (Parent Company Only)
Due in 2010	$623,811	$400,000
Due in 2011	306,703	—
Due in 2012	—	—
Due in 2013	—	—
Due in 2014	—	—
Thereafter	1,497,587	799,385

Total	$2,428,101	$1,199,385

In connection with related party transactions with the Company’s former parent company, Morgan Stanley, the Company recorded $14.9 million in interest expense related to long-term borrowings for the year ended November 30, 2007. Prior to the Distribution, the Company repaid all outstanding balances due to Morgan Stanley.

The Company has entered into an unsecured credit agreement that is effective through May 2012. The agreement provides for a revolving credit commitment of up to $2.4 billion (of which the Company may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). As of November 30, 2009, the Company had no outstanding balances due under the facility. The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate, LIBOR, the EURIBOR or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and Tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitment may be terminated upon an event of default.

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

Employee Stock Purchase Plan. The Company adopted the Discover Financial Services Employee Stock Purchase Plan (“ESPP”) in connection with the Distribution, which became effective May 1, 2008. The ESPP allows eligible employees to purchase DFS common stock at a 5% discount from market value. The total number of shares that may be granted under the ESPP is 3 million shares. The Company’s ESPP is considered noncompensatory for accounting purposes and accordingly, no expense was recorded in the consolidated statements of income during 2009 and 2008.

Impact of Distribution on Stock-Based Awards Granted Under Morgan Stanley Plans. At the time of the Distribution, 270 individual holders of Morgan Stanley RSUs and options who were current employees of Discover had their awards converted into newly issued Company RSUs and options pursuant to a formula that was intended to preserve the intrinsic value of the pre-Distribution RSUs and options. The Company’s stock-based compensation awards issued upon completion of the conversion of existing Morgan Stanley equity awards into Discover equity awards on June 30, 2007 and the related weighted-average grant-date fair value is presented below:

Shares Converted upon Distribution	Number of Shares	Weighted- Average Grant Date Fair Value(1)
Stock options	5,223,738	$11.33
Restricted stock units	3,832,871	$20.14

(1)	For stock options, amount includes incremental cost related to the modification of awards upon conversion (see discussion below for further details).

The conversion of all existing Morgan Stanley stock-based compensation awards into Discover awards was considered a modification of these awards in accordance with ASC 718-20-35. As a result, Discover compared the fair value of the stock option award immediately prior to the Distribution to the fair value of the award immediately after the Distribution to measure the incremental compensation cost. This resulted in the recognition of a one-time incremental expense of $1.3 million, which was recorded during the year ended November 30, 2007.

Stock-Based Compensation. The following table details the compensation cost, net of forfeitures, related to each of the above plans, as well as those costs allocated by Morgan Stanley prior to the Distribution (dollars in thousands):

	For the Years Ended November 30,
	2009	2008	2007
Restricted stock units	$42,733	$73,020	$41,865
Stock options	156	1,084	3,028
Employee stock purchase plan	—	—	540

Total stock-based compensation expense	$42,889	$74,104	$45,433

Income tax benefit from stock-based compensation expense	$16,006	$27,874	$16,775

On July 2, 2007, the Company issued “Founder’s Grants” of RSUs to certain directors, executive officers and employees of the Company in the aggregate amount of $134.1 million, which are subject to various vesting terms of up to four years. In connection with these awards, the Company recognized expense of $22.9 million, $53.2 million, and $23.5 million net of estimated forfeitures, for the years ended November 30, 2009, 2008, and 2007, respectively.

Stock Option Activity. The following table sets forth the activity concerning stock option activity during the year ended November 30, 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at November 30, 2008	4,559,148	$19.71	4.17
Granted(1)	—
Forfeited	(19,613)	$26.68
Exercised	(9,642)	$14.49
Expired	(242,828)	$20.64

Options outstanding at November 30, 2009	4,287,065	$19.64	3.24	579,025

Vested and expected to vest at November 30, 2009	4,287,050	$19.64	3.24	579,025
Options exercisable at November 30, 2009	4,175,149	$19.44	3.13	579,025

(1)	No stock options have been granted by the Company since the Distribution.

Cash received from the exercise of stock options was $140,000 and the income tax benefit realized from the exercise of stock options was $49,000 for the year ended November 30, 2009. For the year ended November 30, 2009, the total intrinsic value of stock options exercised was $17,000 and the fair value of stock options vested was $4.2 million. For the year ended November 30, 2008, the total intrinsic value of stock options exercised was $0.7 million and the fair value of stock options vested was $5.3 million. From July 2, 2007 to November 30, 2007, the period subsequent to the Distribution, the total intrinsic value of stock options exercised was $0.9 million and no options vested during this period. As of November 30, 2009, there was $16,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company’s Omnibus Plan. The cost is expected to be recognized over a total period of 0.5 years and a weighted-average period of 0.1 years.

The Company utilized the Black-Scholes pricing model to estimate the fair value of each option at its date of grant. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Since all options were granted prior to the Distribution, the expected option life of stock options and the expected dividend yield of stock were determined based upon Morgan Stanley’s historical experience, and the expected stock price volatility was determined based upon Morgan Stanley’s historical stock price data over a time period similar to the expected option life. The risk-free interest rate was based on U.S. Treasury Strips with a remaining term equal to the expected life assumed at the date of grant.

Restricted Stock Unit Activity. The following table sets forth the activity concerning vested and unvested RSUs during the year ended November 30, 2009.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at November 30, 2008	7,345,593	$23.93
Granted	2,613,180	$10.36
Conversions to common stock	(4,056,871)	$22.25
Forfeited	(430,677)	$23.82

Restricted stock units at November 30, 2009	5,471,225	$18.70

The following table sets forth the activity concerning unvested RSUs during the year ended November 30, 2009:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units at November 30, 2008(1)	5,075,563	$25.39
Granted	2,613,180	$10.36
Vested	(2,682,152)	$24.22
Forfeited	(430,677)	$23.82

Unvested restricted stock units at November 30, 2009	4,575,914	$17.64

(1)	Unvested restricted stock units represent awards where recipients have yet to satisfy either explicit vesting terms or retirement-eligibility requirements.

Compensation cost associated with restricted stock units is determined based on the number of units granted and the fair value on the date of grant. For the year ended November 30, 2009, the total intrinsic value of RSUs converted to common stock was $34.9 million and the total grant date fair value of RSUs vested was $65.0 million. For the year ended November 30, 2008, the total intrinsic value of RSUs converted to common stock was $21.4 million, the total grant date fair value of RSUs vested was $55.4 million, and the weighted average grant date fair value of RSUs granted was $15.96. From July 2, 2007 to November 30, 2007, the period subsequent to the Distribution, the total intrinsic value of RSUs converted to common stock was $6.2 million, the total grant date fair value of RSUs vested was $0.4 million, and the weighted average grant date fair value of RSUs granted was $27.80. As of November 30, 2009, there was $27.4 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a total period of 3.1 years and a weighted-average period of 1.2 years.

14.	Employee Benefit Plans

The Company sponsors the Discover Financial Services Pension Plan, which is a non-contributory defined benefit plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”), for eligible employees in the U.S. The Company also sponsors an unfunded supplementary plan (the “Supplemental Plan”) that covers certain executives, and the Discover Financial Services 401(k) Plan (the “Discover 401(k) Plan”) for its eligible U.S. employees. The Qualified Plan and the Supplemental Plan no longer provide for the accrual of future benefits, as described below.

Defined Benefit Pension and Other Postretirement Plans. The Qualified and Supplemental Plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. For the Qualified Plan, the Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). For the Supplemental Plan, the Company’s policy is to fund benefits when amounts are paid to the beneficiaries. The Company previously used a measurement date of September 30 to calculate the value of plan assets and obligations under its pension and postretirement plans. In accordance with amendments to ASC Topic 715, Compensation—Retirement Benefits (“ASC 715”) that require those measurements to be made as of the Company’s fiscal year end date, the Company changed the measurement date to November 30 effective for the fiscal year ended November 30, 2009. The Company also participates in an unfunded postretirement benefit plan that provides medical and life insurance for eligible U.S. retirees and their dependents. All information related to pensions in this footnote is presented on an aggregate basis, unless otherwise specified.

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

Defined Benefit Pension Curtailment. On September 26, 2008, the Company authorized the amendment of the Qualified Plan and the Supplemental Plan to discontinue the accrual of future benefits in the Qualified Plan and the

Supplemental Plan. These amendments, which were communicated to employees on October 8, 2008 and were effective December 31, 2008, were considered a curtailment and resulted in the acceleration of a deferred benefit that resulted from a 2004 change in the Qualified Plan. As a result, the Company recognized a non-cash pretax credit of $38.9 million in the fourth quarter of 2008, which was recorded as a reduction to employee compensation and benefits expense. In connection with these changes, the Company redesigned its 401(k) Plan with enhanced benefit features which became effective in January 2009.

The following table presents the curtailment calculations, which reflect the freezing of benefit accruals under the pension plan effective December 31, 2008, and its impact on the fair value of plan assets, funded status and accumulated contributions in excess of net periodic costs as of November 30, 2008 (dollars in thousands):

	Before curtailment	Effect of curtailment	After curtailment
Accumulated benefit obligation	$(255,541)	$—	$(255,541)
Projected benefit obligation	$(269,438)	$13,897	$(255,541)
Fair value of plan assets	324,637	—	324,637

Funded status	55,199	13,897	69,096
Unrecognized prior service costs	(38,608)	38,891	284
Unrecognized (gain)/loss	39,249	(13,897)	25,352

Accumulated contributions in excess of net periodic benefit cost	$55,840	$38,891	$94,732

Net Periodic Benefit Cost. Net periodic benefit cost expensed by the Company included the following components (dollars in thousands):

	Pension			Postretirement
	For the Years Ended November 30,			For the Years Ended November 30,
	2009	2008	2007	2009	2008	2007
Service cost, benefits earned during the period	$1,022	$16,825	$18,427	$777	$1,075	$1,097
Interest cost on projected benefit obligation	20,189	19,991	19,389	1,575	1,444	1,310
Expected return on plan assets	(24,107)	(24,037)	(22,665)	—	—	—
Net amortization	30	(2,239)	641	(150)	(465)	(552)
Net settlements and curtailments	64	(38,891)	60	—	—	—

Net periodic benefit cost	$(2,802)	$(28,351)	$15,852	$2,202	$2,054	$1,855

Accumulated Other Comprehensive Income. Pretax amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost consist of (dollars in thousands):

	Pension	Postretirement
Prior service credit (cost)	$(275)	$30
Net (loss) gain	(148,933)	1,786

Total	$(149,208)	$1,816

The estimated portion of the prior service credit and net loss above that is expected to be recognized as a component of net periodic benefit cost in 2010 is shown below (dollars in thousands):

	Pension	Postretirement
Prior service credit (cost)	$(13)	$(3)
Net (loss) gain	1,612	—

Total	$1,599	$(3)

Benefit Obligations and Funded Status. The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets as well as a summary of the Company’s funded status (dollars in thousands):

	Pension		Postretirement
	For the Years Ended November 30,		For the Years Ended November 30,
	2009	2008	2009	2008
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$256,414	$320,188	$20,404	$23,572
Service cost	6,430	16,825	1,169	1,075
Interest cost	20,189	19,991	1,575	1,444
Actuarial (gain) loss	101,410	(71,871)	2,740	(4,856)
Curtailments	—	(13,897)	—	—
Settlements	(204)	—	—	—
Plan amendments	—	284	—	—
Benefits paid	(25,072)	(15,106)	(1,528)	(831)

Benefit obligation at end of year	$359,167	$256,414	$24,360	$20,404

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$324,637	$364,532	$—	$—
Actual return on plan assets	6,069	(24,817)	—	—
Employer contributions	204	28	1,528	831
Settlements	(204)	—	—	—
Benefits paid	(25,072)	(15,106)	(1,528)	(831)

Fair value of plan assets at end of year	$305,634	$324,637	$—	$—

Funded and unfunded status:
Funded status	$(53,533)	$68,223	$(24,360)	$(20,404)
Amount contributed to plan after measurement date	—	—	—	141

Net amount recognized	$(53,533)	$68,223	$(24,360)	$(20,263)

Amounts recognized in the consolidated statement of financial condition consist of:
Other assets	$—	$69,096	$—	$—
Accrued expenses and other liabilities	(53,533)	(873)	(24,360)	(20,263)

Net amount recognized	$(53,533)	$68,223	$(24,360)	$(20,263)

For the year ended November 30, 2009, the Qualified Plan and Supplemental Plan had projected benefit obligations and accumulated benefit obligations in excess of the fair value of the plan. The total projected benefit obligation was $359.2 million, accumulated benefit obligation was $359.2 million and fair value of plan assets was $305.6 million. For the year ended November 30, 2008, the Supplemental Plan had a projected benefit obligation of $0.8 million, accumulated benefit obligation of $0.8 million, and as an unfunded plan, no plan assets.

Assumptions. The following table presents the assumptions used to determine benefit obligations:

	Pension		Postretirement
	For the Years Ended November 30,		For the Years Ended November 30,
	2009	2008	2009	2008
Discount rate	5.92%	8.08%	5.92%	8.08%
Rate of future compensation increases	4.53%	4.53%	N/A	N/A

The following table presents the assumptions used to determine net periodic benefit cost:

	Pension			Postretirement
	For the Years Ended November 30,			For the Years Ended November 30,
	2009	2008	2007	2009	2008	2007
Discount rate	8.08%	6.36%	5.97%	8.08%	6.36%	5.97%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%	N/A	N/A	N/A
Rate of future compensation increases	N/A	4.53%	4.10%	N/A	N/A	N/A

The expected long-term rate of return on plan assets represents the Company’s best estimate and generally was estimated by computing a weighted average return of the underlying long-term expected returns on the different asset classes, based on the target asset allocations. For plans where there is no established target asset allocation, actual asset allocations were used. The expected long-term return on plan assets is a long-term assumption that generally is expected to remain the same from one year to the next but is adjusted when there is a significant change in the target asset allocation, the fees and expenses paid by the plan or market conditions.

The following table presents assumed health care cost trend rates used to determine the postretirement benefit obligations:

	For the Years Ended November 30,
	2009	2008
Health care cost trend rate assumed for next year:
Medical	7.00%–7.90%	7.00%–8.00%
Prescription	9.60%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$26	$(23)
Effect on postretirement benefit obligation	$389	$(343)

Qualified Plan Assets. The asset allocation for the Qualified Plan at November 30, 2009 and November 30, 2008 and the targeted asset allocation for 2010 by asset class is as follows:

	For the Years Ended November 30,
	2010 Target	2009	2008
Equity securities	35.0%	38.0%	38.0%
Fixed income securities	65.0	60.0	60.9
Other – primarily cash	—	2.0	1.1

Total	100.0%	100.0%	100.0%

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

Both the equity and fixed income portions of the asset allocation use a combination of active and passive investment strategies and different investment styles. The fixed income asset allocation consists of longer duration fixed income securities in order to help reduce plan exposure to interest rate variation and to better correlate assets with obligations. The longer duration fixed income allocation is expected to help stabilize plan contributions over the long term.

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

Cash Flows. The Company expects to contribute approximately $2.7 million to its pension and postretirement benefit plans in 2010 based upon their current funded status and expected asset return assumptions for 2010, as applicable.

Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five years and in aggregate for the years thereafter are as follows (dollars in thousands):

	Pension	Postretirement
2010	$12,634	$1,750
2011	$12,775	$1,865
2011	$13,715	$1,866
2012	$14,596	$1,897
2013	$15,266	$1,940
Following five years thereafter	$89,538	$10,804

Discover 401(k) Awards. Eligible U.S. employees of the Company receive 401(k) matching contributions and, effective January 1, 2009, also receive fixed employer contributions and, if eligible, certain transition credit employer contributions under the Discover 401(k) Plan. Prior to the Distribution, eligible U.S. employees of Discover participated in the Morgan Stanley 401(k) Plan, which included 401(k) matching contributions to eligible employees. The pretax expense associated with the 401(k) match for the years ended November 30, 2009, 2008 and 2007 was $33.7 million, $15.4 million, and $17.0 million, respectively. The expense for the year ended November 30, 2009 also included fixed employer contributions and employer transition credit contributions.

15.	Common and Preferred Stock

During the year ended November 30, 2009, the Company raised approximately $534 million in capital through the issuance of 60,054,055 shares of common stock, par value of $0.01, at a public offering price of $9.25 per share ($8.89 per share net of underwriter discounts and commissions). This included 6,000,000 shares sold pursuant to the over-allotment option granted to the underwriters.

On March 13, 2009, the Company issued and sold to the United States Department of the Treasury (the “U.S. Treasury”) under the CPP (i) 1,224,558 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “senior preferred stock”) and (ii) a ten-year warrant to purchase 20,500,413 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $1.225 billion. The senior preferred stock, which qualifies as Tier 1 capital, has a per share liquidation preference of $1,000, and pays a cumulative dividend rate of 5% per year for the first five years and a rate of 9% per year beginning May 15, 2014. The warrant has a 10-year term and was immediately exercisable upon issuance, with an exercise price, subject to anti-dilution adjustments, equal to $8.96 per share of common stock. Of the aggregate amount of $1.225 billion received, approximately $1.15 billion was attributable to the senior preferred stock and approximately $75 million was attributable to the warrant, based on the relative fair values of these instruments on the date of issuance. The Company used a discounted cash flow analysis to determine the fair value of the senior preferred stock, which included the following key assumptions: (i) a discount rate of 15%, (ii) a dividend rate for the first five years of 5% and (iii) a dividend rate after five years of 9%. The Company used a binomial lattice model to determine the fair value of the warrant, which included the following key assumptions: (i) volatility of 50%, (ii) an exercise price of $8.96, (iii) a dividend yield of 2.57% and (iv) the ten-year risk-free rate of 3.5%. The resulting fair values of the preferred stock and stock warrants were used to allocate the aggregate purchase price of $1.225 billion on a pro rata basis. The Company used the effective interest rate method to amortize the discount and the senior preferred stock.

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

The senior preferred stock is generally non-voting, other than class voting rights on certain matters that could adversely affect the right of the holders of the stock. The senior preferred stock terms provide that the stock may not be redeemed prior to May 15, 2012 unless the Company has received aggregate gross proceeds from one or more qualified equity offerings (as described below) of at least $306 million. In such a case, the Company may redeem the senior preferred stock, in whole or in part, subject to the approval of the Federal Reserve, upon notice, up to a maximum amount equal to the aggregate net cash proceeds received by the Company from such qualified equity offerings. A “qualified equity offering” is a sale and issuance for cash by the Company, to persons other than the Company or its subsidiaries after March 13, 2009, of shares of perpetual preferred stock, common stock or a combination thereof, that in each case qualify as Tier 1 capital at the time of issuance under the applicable risk-based capital guidelines of the Federal Reserve. On or after May 15, 2012, the senior preferred stock may be redeemed by the Company at any time, in whole or in part, subject to the approval of the Federal Reserve and notice requirements.

However, pursuant to a letter agreement between the Company and the U.S. Treasury, the Company is permitted, after obtaining the approval of the Federal Reserve, to redeem the senior preferred stock at any time, and when such senior preferred stock is redeemed, the U.S. Treasury is required to liquidate the warrant, all in accordance with The American Recovery and Reinvestment Act of 2009, as it may be amended from time to time, and any rules and regulations thereunder. The U.S. Treasury may transfer the senior preferred stock to a third party at any time.

Participation in the CPP restricts the Company’s ability to increase dividends on its common stock above historical levels ($0.06 per share) or to repurchase its common stock until three years have elapsed, unless (i) all of the senior preferred stock issued to the U.S. Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S. Treasury has been transferred to third parties, or (iii) the Company receives the consent of the U.S. Treasury. Participation in the CPP has required the Company to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the CPP.

16.	Changes in Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Adjustments Related to Pension and Other Post Retirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at November 30, 2006	$203	$129,984	$(201)	$129,986
Net unrealized losses on investment securities, net of tax benefit of $1,894(1)	(3,264)	—	—	(3,264)
Foreign currency translation, net of tax(2)	—	(81,626)	—	(81,626)
Minimum pension liability adjustment, net of tax(3)	—	—	69	69
Adoption of FASB Statement No. 158, net of tax of $7,654(4)	—	—	(13,133)	(13,133)

Balance at November 30, 2007	(3,061)	48,358	(13,265)	32,032
Net unrealized losses on investment securities, net of tax benefit of $29,124(1)	(50,158)	—	—	(50,158)
Foreign currency translation, net of tax(2)	—	(21,282)	—	(21,282)
Realization of foreign currency translation upon sale of Goldfish business	—	(27,076)	—	(27,076)
Amortization of losses related to pension and postretirement benefits, net of tax(5)	—	—	146	146

Balance at November 30, 2008	(53,219)	—	(13,119)	(66,338)
Net unrealized losses on investment securities, net of tax benefit of $5,594(1)	(8,527)	—	—	(8,527)
Amortization of losses related to pension and postretirement benefits, net of tax benefit of $46,335(5)	—	—	(79,953)	(79,953)

Balance at November 30, 2009	$(61,746)	$—	$(93,072)	$(154,818)

(1)	Represents the difference between the fair value and amortized cost of available-for-sale investment securities.
(2)	Represents translation gains and losses relating to the Company’s Goldfish business resulting from the change in exchange rates, primarily of the British pound, and the related tax effects.
(3)	Represents additional minimum liability related to unfunded pension plans in accordance with FASB Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (codified within ASC 715).
(4)	Represents accumulated adjustment to initially apply the recognition provisions of Statement No. 158 (ASC 715-30-25) which the Company adopted as of November 30, 2007.
(5)	Represents amortization of losses related to pension and postretirement benefits in accordance with ASC 715-30-25.

17.	Fee Products

Income from fee products includes the following components (dollars in thousands):

	For the Years Ended November 30,
	2009	2008	2007
Debt deferment/debt cancellation	$125,621	$93,835	$73,949
Identity theft protection	92,557	80,840	66,325
Other fee products	76,888	75,130	74,298

Total fee products	$295,066	$249,805	$214,572

18.	Other Income and Other Expense

Total other income includes the following components (dollars in thousands):

	For the Years Ended November 30,
	2009	2008	2007
Royalty income	$72,636	$27,605	$—
Gain from sales of merchant contracts	17,511	34,324	38,306
Referral of declined applications	12,954	27,061	35,767
Other income	35,701	49,991	4,529

Total other income	$138,802	$138,981	$78,602

Total other expense includes the following components (dollars in thousands):

	For the Years Ended November 30,
	2009	2008	2007
Postage	$92,914	$100,221	$101,033
Fraud losses	58,383	74,448	67,363
Supplies	23,313	27,200	28,825
Credit bureau inquiry fees	16,923	19,550	29,106
Other expense	142,300	72,264	54,655

Total other expense	$333,833	$293,683	$280,982

Prior to the Distribution, the Company recorded allocations of intercompany expense from Morgan Stanley for certain corporate functions such as treasury, financial control, human resources, internal audit, legal, investor relations and various other functions historically provided by Morgan Stanley. Where possible, these allocations were made on a specific identification basis. Otherwise, such expenses were allocated by Morgan Stanley based on relative percentages of headcount or some other basis depending on the nature of the cost that was allocated. These intercompany expense allocations may not be indicative of costs the Company has incurred since the spin-off or will incur in the future to obtain these same services as an independent entity. The year ended November 30, 2007, included the following amounts related to intercompany expense allocations from Morgan Stanley prior to the Distribution (dollars in thousands):

For the Year Ended November 30, 2007
Employee compensation and benefits	$24,169
Marketing and business development	1,169
Information processing and communications	2,339
Professional fees	5,847
Premises and equipment	4,288
Other	1,169

Total Morgan Stanley allocations	$38,981

Additionally, the Company recorded $0.1 million in other income and $2.9 million in other expense for the year ended November 30, 2007, primarily related to rental expense and sublease rental income recorded as a result of transactions with the Company’s former parent company, Morgan Stanley.

19.	Income Taxes

Income tax expense consisted of the following (dollars in thousands):

	For the Years Ended November 30,
	2009	2008	2007
Current:
U.S. federal	$759,683	$820,180	$596,158
U.S. state and local	143,610	67,696	42,074
International	3,415	907	(10)

Total	906,708	888,783	638,222
Deferred:
U.S. federal	(50,110)	(268,785)	(70,435)
U.S. state and local	(11,612)	(25,306)	(6,273)
International	(273)	—	—

Total	(61,995)	(294,091)	(76,708)

Income tax expense	$844,713	$594,692	$561,514

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended November 30,
	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	4.1	2.5	2.2
Valuation allowance – capital loss	1.1	—	—
Non-deductible compensation	0.4	—	—
State examinations and settlements	—	(0.9)	(0.1)
Non-deductible spin-off costs	—	—	0.2
Other	(0.8)	(0.7)	(0.5)

Effective income tax rate	39.8%	35.9%	36.8%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. The Company evaluates the likelihood of realizing its deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies. Significant components of the Company’s net deferred income taxes, which are included in other assets in the consolidated statements of financial condition, were as follows (dollars in thousands):

	November 30,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$703,563	$546,306
Compensation and benefits	68,219	49,611
Unrealized gains/losses	72,585	74,254
Customer fees and rewards	51,123	118,403
Unearned income	—	1,169
Other	126,705	131,497

Total deferred tax assets before valuation allowance	1,022,195	921,240
Valuation allowance	(24,545)	—

Total deferred tax assets (net of valuation allowance)	997,650	921,240
Deferred tax liabilities:
Depreciation and software amortization	(48,421)	(41,011)
Securitizations	(45,209)	(113,983)
Unearned income	(41,593)	—
Other	(72,900)	(73,216)

Total deferred tax liabilities	(208,123)	(228,210)

Net deferred tax assets	$789,527	$693,030

Included in other deferred tax assets at November 30, 2009, is a $63.4 million capital loss carryforward for U.S. federal income tax purposes with a tax benefit of $22.2 million that expires in 2013 and capital loss carryforwards for state purposes with a tax benefit of $2.4 million that expire from 2013-2023. These deferred tax assets were created in connection with the sale of the Goldfish business in March 2008. In 2009, the Company concluded there was no prudent or feasible tax planning strategy that would allow it to realize the benefits of substantially all the federal and state capital losses within the carryforward period. As a result, the Company recorded a full valuation allowance against these deferred tax assets in 2009.

A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in thousands):

Balance as of December 1, 2008(1)	$285,619
Additions:
Current year tax positions	41,943
Prior year tax positions	32,089
Reductions:
Prior year tax positions	(19,719)
Settlements with taxing authorities	(32,508)
Expired statute of limitations	(1,703)

Balance as of November 30, 2009(1)	$305,721

(1)	At December 1, 2008 and November 30, 2009, amounts include $65.8 million and $81.9 million, respectively, of unrecognized tax benefits, which, if recognized, would favorably affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense, consistent with its policy prior to the adoption of FASB Interpretation No. 48, codified as ASC 740-10-25. Interest and penalties related to unrecognized tax benefits increased by $8.9 to $38.5 million for the year ended November 30, 2009 and decreased $13.7 million to $29.6 million for the year ended November 30, 2008. The changes primarily relate to the revaluation of existing federal and state tax issues.

The Company is under continuous examination by the IRS and the tax authorities for various states. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1999 through 2005. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. A reserve for unrecognized tax benefits has been established that the Company believes is adequate in relation to the potential for additional assessments. Once established, the reserve for the unrecognized tax benefits is adjusted only when information becomes available or when an event occurs necessitating a change. At this time, it is not reasonably possible to determine if the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

20.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. On June 30, 2007, the Distribution by Morgan Stanley was completed to the Morgan Stanley stockholders of one share of DFS common stock for every two shares of Morgan Stanley common stock held on June 18, 2007. As a result, on July 2, 2007, the Company had 477,235,927 shares of common stock outstanding and for determining the weighted average shares outstanding for the 2007 EPS calculation, this number of shares was assumed to be outstanding at all times prior to the Distribution.

The following table presents the calculation of basic and diluted EPS (dollars in thousands, except per share amounts):

	For the Years Ended November 30,
	2009	2008	2007
Numerator:
Income from continuing operations	$1,276,185	$1,062,913	$964,199
Preferred stock dividends	(43,880)	—	—
Preferred stock accretion	(9,375)	—	—
Income (loss) from discontinued operations, net of tax	—	(135,163)	(375,569)

Net income available to common stockholders	$1,222,930	$927,750	$588,630

Denominator:
Weighted average shares of common stock outstanding	504,550	479,335	477,328
Effect of dilutive stock options and restricted stock units	3,896	4,135	1,551
Effect of dilutive stock warrant	3,357	—	—

Weighted average shares of common stock outstanding and common stock equivalents	511,803	483,470	478,879

Basic earnings per share:
Income from continuing operations available to common stockholders	$2.42	$2.22	$2.02
Income (loss) from discontinued operations, net of tax	—	(0.28)	(0.79)

Net income available to common stockholders	$2.42	$1.94	$1.23

Diluted earnings per share:
Income from continuing operations available to common stockholders	$2.39	$2.20	$2.01
Income (loss) from discontinued operations, net of tax	—	(0.28)	(0.78)

Net income available to common stockholders	$2.39	$1.92	$1.23

For the years ended November 30, 2009, 2008 and 2007, the Company had 4.4 million, 5.1 million and 4.9 million, respectively, of anti-dilutive securities related to stock options and restricted stock units. As a result, these securities were excluded from the computation of diluted EPS.

21.	Capital Adequacy

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of November 30, 2009, the Company and the Bank met all capital adequacy requirements to which they were subject.

Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk of the financial institution’s assets, specifically (a) 8% to 10% of total capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. The Company and the Bank were “well-capitalized” as of November 30, 2009, and the Bank was “well-capitalized” as of November 30, 2008, under the regulatory framework for prompt corrective action established by the FDIC. As of November 30, 2009, there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.

Effective July 2009, the Company and the Bank began consolidating the trusts for purposes of computing regulatory capital as a result of actions taken to provide incremental credit enhancement to the trusts, which are discussed in greater detail in Note 6: Credit Card Securitization Activities. In accordance with regulatory capital requirements, the Company and the Bank now include the assets of the trusts, exclusive of any retained interests held on-balance sheet, in the Company’s and the Bank’s regulatory capital calculations. As a result, the Company’s and the Bank’s risk-weighted assets increased, causing its capital ratios to decrease, but both the Company and the Bank remain above well-capitalized levels.

The following table shows the actual capital amounts and ratios of the Company as of November 30, 2009 and of the Bank as of November 30, 2009 and 2008 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in thousands):

	Actual		Minimum Capital Requirements			Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio
November 30, 2009:
Total capital (to risk-weighted assets)
Discover Financial Services	$9,516,965	17.9%	$4,262,230	≥	8.0%	$5,327,788	≥	10.0%
Discover Bank	$8,210,450	15.8%	$4,168,103	≥	8.0%	$5,210,129	≥	10.0%
Tier I capital (to risk-weighted assets)
Discover Financial Services	$8,139,309	15.3%	$2,131,115	≥	4.0%	$3,196,673	≥	6.0%
Discover Bank	$6,572,320	12.6%	$2,084,052	≥	4.0%	$3,126,077	≥	6.0%
Tier I capital (to average assets)
Discover Financial Services	$8,139,309	18.1%	$1,798,937	≥	4.0%	$2,248,672	≥	5.0%
Discover Bank	$6,572,320	15.9%	$1,657,397	≥	4.0%	$2,071,746	≥	5.0%
November 30, 2008:
Total capital (to risk-weighted assets) Discover Bank	$4,285,345	12.9%	$2,663,339	≥	8.0%	$3,329,174	≥	10.0%
Tier I capital (to risk-weighted assets) Discover Bank	$3,818,428	11.5%	$1,331,670	≥	4.0%	$1,997,504	≥	6.0%
Tier I capital (to average assets) Discover Bank	$3,818,428	11.0%	$1,044,248	≥	3.0%	$1,740,414	≥	5.0%

The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. In the year ended November 30, 2009, Discover Bank paid no dividends. During the years ended November 30, 2008 and 2007, Discover Bank paid dividends of $95 million and $1.6 billion, respectively, to its parent Discover Financial Services, which were eliminated in consolidation.

22.	Commitments, Contingencies and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2018. At November 30, 2009, future minimum payments on leases with remaining terms in excess of one year, consist of the following (dollars in thousands):

	Capitalized Leases	Operating Leases
2010	$1,948	$6,068
2011	394	5,403
2012	—	6,121
2013	—	4,606
2014	—	4,561
Thereafter	—	16,281

Total minimum lease payments	2,342	$43,040

Less: Amount representing interest	74

Present value of net minimum lease payments	$2,268

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense under operating lease agreements, which considers contractual escalations, was $15.0 million, $15.1 million and $14.3 million for the years ended November 30, 2009, 2008 and 2007, respectively. For the years ended November 30, 2009, 2008 and 2007, sublease rental income was $1.0 million, $2.3 million and $5.2 million, respectively.

Unused commitments to extend credit. At November 30, 2009, the Company had unused commitments to extend credit for consumer and commercial loans of approximately $172 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other consumer loan products, provided there is no violation of conditions in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

Guarantees. The Company has certain obligations under certain guarantee arrangements, including contracts and indemnification agreements, that contingently require the Company to make payments to the guaranteed party based on changes in an underlying asset, liability or equity security of a guaranteed party, rate or index. Also included as guarantees are contracts that contingently require the Company to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. The Company’s use of guarantees is disclosed below by type of guarantee.

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

Counterparty Settlement Guarantees. Diners Club and DFS Services LLC, on behalf of PULSE, have various counterparty exposures, which are listed below.

•

Merchant Guarantee. Diners Club has entered into contractual relationships with certain international merchants, which generally include travel-related businesses, for the benefit of all Diners Club licensees. The licensees hold the primary liability to settle the transactions of their customers with these merchants. However, Diners Club retains a counterparty exposure if a licensee fails to meet its financial payment obligation to one of these merchants.

•	Inter-licensee Guarantee. Diners Club retains counterparty exposure if a licensee fails to settle amounts resulting from customer transactions processed in the territory of another licensee.

•

ATM Guarantee. PULSE entered into contractual relationships with certain international ATM acquirers in which DFS Services LLC retains counterparty exposure if an issuer fails to fulfill its settlement obligation.

The maximum potential amount of future payments related to such contingent obligations is dependent upon the transaction volume processed between the time a counterparty defaults on its settlement and the time at which the Company disables the settlement of any further transactions for the defaulting party, which could be three days to one month depending on the type of guarantee/counterparty. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes will not be settled by its counterparties. While the Company has contractual and/or regulatory remedies to offset these counterparty settlement exposures, in the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees, based on historical transaction volume of up to one month, would be as follows:

	For the Years Ended November 30,
	2009	2008
Diners Club:
Merchant guarantee (in millions)	$530	$600
Inter-licensee guarantee (in millions)	$75	$12
PULSE:
ATM guarantee (in thousands)	$808	$—

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of November 30, 2009, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of November 30, 2009, the Company had not recorded any contingent liability in the consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.

Merchant Chargeback Guarantees. The Company issues credit cards and owns and operates the Discover Network. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the credit card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the transaction to the merchant or merchant acquirer. If the Discover Network is unable to collect the amount from the merchant or merchant acquirer, it will bear the loss for the amount credited or refunded to the customer. In most instances, a payment obligation by the Discover

Network is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not scheduled to be provided to the customer until some later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. The maximum potential amount of future payments related to such contingent obligations is estimated to be the portion of the total Discover Network transaction volume processed to date for which timely and valid disputes may be raised under applicable law and relevant issuer and customer agreements. However, the Company believes that such amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Years Ended November 30,
	2009	2008	2007
Losses related to merchant chargebacks (in thousands)	$5,836	$10,459	$6,160
Aggregate transaction volume (in millions)(1)	$93,257	$98,726	$95,886

(1)	Represents period transactions processed on the Discover Network to which a potential liability exists which, in aggregate, can differ from credit card sales volume.

The Company has not recorded any contingent liability in the consolidated financial statements related to merchant charge back guarantees at November 30, 2009 and 2008. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition (in thousands):

	November 30,
	2009	2008
Settlement withholdings and escrow deposits	$38,129	$73,388

23.	Litigation

In the normal course of business, from time to time, the Company has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and the Company’s exposure to, litigation, but there can be no assurance that the Company will continue to be successful in enforcing its arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause the Company to discontinue their use, and there are bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses. Further, the Company is involved in pending legal actions challenging its arbitration clause. The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, accounting, tax and operational matters, some of which may result in adverse judgments, settlements, fines, penalties, injunctions, or other relief. Litigation and regulatory actions could also adversely affect the reputation of the Company.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s income for such period.

The Company filed a lawsuit captioned Discover Financial Services, Inc. v. Visa USA Inc., MasterCard Inc. et al. in the U.S. District Court for the Southern District of New York on October 4, 2004. Through this lawsuit the Company sought to recover substantial damages and other appropriate relief in connection with Visa’s and MasterCard’s illegal anticompetitive practices that, among other things, foreclosed the Company from the credit and debit network services markets. The lawsuit followed the U.S. Supreme Court’s October 2004 denial of Visa’s and MasterCard’s petition for review of the decision of the U.S. Court of Appeals affirming a lower court decision in a case brought by the U.S. Department of Justice in which the court found that Visa’s and MasterCard’s exclusionary rules violated the antitrust laws and harmed competition and consumers by foreclosing the Company from offering credit and debit network services to banks.

The Company executed an agreement to settle the lawsuit with MasterCard and Visa on October 27, 2008. The agreement became effective on November 4, 2008 upon receipt of the approval of Visa’s Class B shareholders. Under the settlement, Visa and MasterCard agreed to pay the Company up to $2.75 billion in exchange for the Company’s agreement to dismiss the lawsuit and release all claims. MasterCard paid the Company $862.5 million in the fourth quarter of 2008. The Company met all financial performance measures to which it was subject under the settlement agreement and, as a result, the Company received the maximum amount of $1.9 billion, plus interest, in four quarterly payments from Visa in fiscal 2009.

At the time of the Company’s 2007 spin-off from Morgan Stanley, the Company entered into an agreement with Morgan Stanley regarding the manner in which the antitrust case against Visa and MasterCard was to be pursued and settled and how proceeds of the litigation were to be shared (the “Special Dividend Agreement”). As previously disclosed, the agreement provided that, upon resolution of the litigation, after expenses, the Company would be required to pay Morgan Stanley the first $700 million of value of cash or non-cash proceeds (increased at the rate of 6% per annum until paid in full), plus 50% of any proceeds in excess of $1.5 billion, subject to certain limitations and a maximum potential payment to Morgan Stanley of $1.5 billion. All payments by the Company to Morgan Stanley would be net of taxes payable by the Company with respect to such proceeds. In addition, the agreement provides that any amounts payable to Morgan Stanley that are not paid within thirty days following the end of a fiscal quarter in which proceeds are received by us will accrue interest from the thirtieth day until paid at a rate of 6% per annum.

On October 21, 2008, Morgan Stanley filed a lawsuit against the Company in New York Supreme Court for New York County seeking a declaration that Morgan Stanley did not breach the Special Dividend Agreement, did not interfere with any of the Company’s existing or prospective agreements for resolution of the antitrust case against Visa and MasterCard, and that Morgan Stanley is entitled to receive a portion of the settlement proceeds as set forth in the Special Dividend Agreement. On November 18, 2008, the Company filed its response to Morgan Stanley’s lawsuit, which includes counterclaims against Morgan Stanley for interference with the Company’s efforts to resolve the antitrust lawsuit against Visa and MasterCard and willful and material breach of the Special Dividend Agreement, which expressly provided that the Company would have sole control over the investigation, prosecution and resolution of the antitrust lawsuit. Through the Company’s counterclaims, the Company seeks a ruling that because of Morgan Stanley’s willful, material breach of the Special Dividend Agreement, it has no right to its share of the proceeds from the settlement. The Company has also requested damages in an amount to be proven at trial. Morgan Stanley moved for partial summary judgment seeking payment of its share of the proceeds, and on January 4, 2010, the court issued an order granting the motion. The Company intends to appeal the order and to continue to pursue its separate claims for damages. The parties substantially completed the fact discovery phase of the case in December 2009. Expert reports are due in January and February 2010, and dispositive motions are to be filed in March 2010. See Note 28: Subsequent Events for additional information.

24.	Fair Value Disclosures

The Company is required to disclose the fair value of financial instruments for which it is practical to estimate fair value. To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and, as a result, are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	November 30, 2009		November 30, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$13,020,719	$13,020,719	$10,171,143	$10,171,143
Restricted cash	$643,311	$643,311	$—	$—
Other short-term investments	$1,350,000	$1,350,000	$—	$—
Investment securities:
Available-for-sale	$2,645,481	$2,645,481	$1,127,119	$1,127,119
Held-to-maturity	$2,389,816	$1,953,990	$100,825	$84,167
Net loan receivables	$21,867,185	$21,984,317	$23,842,026	$24,058,173
Amounts due from asset securitization	$1,692,051	$1,692,051	$2,233,600	$2,233,600
Derivative financial instruments	$1,369	$1,369	$4,102	$4,102
Financial Liabilities
Deposits	$32,093,012	$33,139,823	$28,530,521	$28,715,427
Short-term borrowings	$—	$—	$500,000	$500,000
Long-term borrowings	$2,428,101	$2,524,320	$1,735,383	$1,638,067
Derivative financial instruments	$—	$—	$1,895	$1,895

Cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the low level of risk these assets present to the Company as well as the relatively liquid nature of these assets, particularly given their short maturities.

Restricted cash. The carrying value of restricted cash approximates fair value due to the low level of risk these assets present to the Company.

Other short-term investments. The carrying value of other short-term investments approximates fair value due to the low level of risk these assets present to the Company as well as the relatively liquid nature of these assets, particularly given their maturities of less than one year.

Available-for-sale investment securities. Investment securities classified as available for sale are recorded at their fair values. These financial assets consist primarily of certain certificated subordinated interests issued by DCENT that have been acquired by a wholly-owned subsidiary of the Company, credit card asset-backed securities issued by other institutions and mortgage-backed commercial paper notes of one issuer. Fair values of certificated retained interests and credit card asset-backed securities of other issuers are estimated utilizing discounted cash flow analyses, where estimated contractual principal and interest cash flows are discounted at current market rates for the same or comparable transactions, if available. If there is little or no market activity, discount rates are derived from indicative pricing observed in the most recent active market for such instruments, adjusted for changes reflective of incremental credit risk, liquidity risk, or both. The commercial paper notes classified as available for sale are currently in default. Because they are no longer traded, fair value of the notes is determined utilizing a valuation analysis reflecting an estimate of the market value of the assets held by the issuer, Golden Key U.S. LLC.

Held-to-maturity investment securities. The estimated fair values for the majority of held-to-maturity investment securities are derived utilizing a discounted cash flow analysis, where estimated contractual principal and interest cash flows are discounted at market rates for comparable transactions, if available. If there is little or no market activity on which to conclude an appropriate discount rate for similarly rated instruments, the discount rate is interpolated from recent pricing observed on similar asset classes, adjusted for incremental credit risk, liquidity risk, or both, to reflect, for example, the risk related to the lower rating on the instrument being valued than that which was observed. For certain other held-to-maturity investment securities, the estimated fair values are based on quoted market prices for the same or comparable securities. As a substantial portion of these investment securities are zero coupon certificated retained interests in DCENT and DCMT, the aggregate carrying value, or amortized cost, exceeds fair value. For more information on these investment securities, see Note 4: Investment Securities.

Net loan receivables. The Company’s loan receivables include credit card and installment loans to consumers and credit card loans to businesses. To estimate the fair value of loan receivables, loans are aggregated into pools of similar loan types, characteristics and expected repayment terms. The fair values of the loans are estimated by discounting expected future cash flows using a rate at which similar loans could be made under current market conditions.

Amounts due from asset securitization. Carrying values of the portion of amounts due from asset securitization that are short term in nature approximate their fair values. Fair values of the remaining assets recorded in amounts due from asset securitization reflect the present value of estimated future cash flows utilizing management’s best estimate of key assumptions with regard to credit card loan receivable performance and interest rate environment projections.

Deposits. The carrying values of money market deposits, non-interest bearing deposits, interest-bearing demand deposits and savings deposits approximate their fair values due to the liquid nature of these deposits. For time deposits for which readily available market rates do not exist, fair values are estimated by discounting expected future cash flows using market rates currently offered for deposits with similar remaining maturities.

Short-term borrowings. Short-term borrowings have original maturities of less than one year. As a result of their short-term nature, the carrying values of short-term borrowings approximate their fair values.

Long-term borrowings. Long-term borrowings include fixed and floating rate debt. The fair values of long-term borrowings having fixed rates are determined utilizing current observable market prices for those transactions, if available. If there are no observable market transactions, then fair values are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar remaining maturities or repricing terms. The carrying values of long-term borrowings having floating rates approximate their fair values because they automatically reprice with changes in the interest rate environment.

Derivative financial instruments. As part of its interest rate risk management program, the Company may enter into interest rate swap agreements with institutions that are established dealers and that maintain certain minimum credit criteria established by the Company. The values of these agreements are derived using models which use primarily market observable inputs such as interest yield curves, credit curves and option volatility, and are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values.

The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates, such as LIBOR, and uses interest rate swaps to manage its exposure to changes in fair value of these obligations attributable to changes in LIBOR. These interest rate swaps involve the receipt of fixed rate amounts from counterparties in exchange for the Company making variable rate payments over the life of the agreement without the exchange of the underlying notional amount. Most of these agreements are designated to hedge interest-bearing deposits and qualify as fair value hedges in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company also has interest rate swap agreements that are not designated as hedges. Such agreements are not speculative and are also used to manage interest rate risk but are not designated for hedge accounting or do not meet the strict hedge accounting requirements of ASC 815.

The following tables identify the notional amounts, fair values and classification in the statement of financial condition of the Company’s outstanding interest rate swaps at November 30, 2009 (dollars in thousands):

	Notional Amount	Weighted Average Years to Maturity
Interest rate swaps designated as fair value hedging instruments	$16,048	0.0
Interest rate swaps not designated as hedging instruments	$46,952	0.3

	Derivative Assets As of November 30, 2009		Derivative Liabilities As of November 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as hedging instruments	Other assets	$400	Accrued expenses and other liabilities	$—
Interest rate swaps not designated as hedging instruments	Other assets	$969	Accrued expenses and other liabilities	$—

At November 30, 2008, the notional amount of the Company’s interest rate swap agreements outstanding was $658 million and the weighted average years to maturity was 9.6 years.

For the Company’s derivative financial instruments that were designated as hedging instruments, changes in the fair value of the derivative contracts and the interest-bearing deposits were recorded in interest expense. Interest expense also included the effect of the termination of derivatives and hedged deposits, as well as the amortization of basis adjustments to the fair value of the interest-bearing deposits that arose from the previous designated hedging relationships. For derivative contracts that were not designated or did not qualify as fair value hedges, the Company recorded changes in the fair values of these derivative contracts in other income.

The table below presents the effect of the Company’s derivatives on the consolidated statements of income for the year ended November 30, 2009 (dollars in thousands):

	For the Year Ended November 30, 2009
	Location of Gain/(Loss) Recognized in Income	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Amount of Gain/(Loss) Recognized in Income
Derivatives designated as fair value hedging instruments:	Interest expense- Ineffectiveness	$1,127	$(2,334)	$(1,207)
	Interest expense- Other	$6,675	$11,139	$17,814
Derivatives not designated as hedging instruments:	Other income	$1,819	$—	$1,819

For the years ended November 30, 2008 and 2007, interest expense included $14.7 million in contra-expense and $1.9 million in expense, respectively, related to designated financial instruments qualifying as fair value hedges. During those same periods, other income included gains of $0.5 million and losses of $18.8 million, respectively, related to the change in fair value of derivative financial instruments that did not qualify as fair value hedges. For the years ended November 30, 2008 and 2007, other income also included gains of $13.7 million and losses of $13.7 million, respectively, related to foreign currency exchange contracts that the Company entered into to economically hedge short-term funding provided to a former U.K. subsidiary of the Company with a non-dollar currency denomination, the borrowing of which was eliminated in consolidation.

The Company limits its credit exposure on derivatives by entering into contracts with institutions that are established dealers and that maintain certain minimum credit criteria established by the Company. The Company does not have any credit support arrangements with respect to outstanding derivative contracts that would require the posting of collateral when in a liability position. The Company’s exposure to counterparties at November 30, 2009 was not material.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. ASC 820 defines fair value, establishes a fair value hierarchy that distinguishes between valuations that are based on observable inputs from those based on unobservable inputs, and requires certain disclosures about those measurements. The table below presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at November 30, 2009, and indicates the level within the fair value hierarchy with which each of those items is associated. In general, fair values determined by Level 1 inputs are defined as those that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs are those that utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active or inactive markets, quoted prices for the identical assets in an inactive market, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Fair values determined by Level 3 inputs are those based on unobservable inputs, and include situations where there is little, if any, market activity for the asset or liability being valued. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Also, the FASB clarified in ASC 820-10-35 that it is not appropriate to automatically conclude that any transaction price in an inactive market is determinable of fair value and, thus, the use of Level 3 inputs may result in fair value estimates that are more reliable than those that would be indicated by the use of observable prices in a market that is not active.

Disclosures concerning assets and liabilities measured at fair value on a recurring basis at November 30, 2009 are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at November 30, 2009
Assets
Available-for-sale investment securities	$15	$—	$2,645,466	$2,645,481
Amounts due from asset securitization(1)	$—	$—	$940,164	$940,164
Derivative financial instruments(2)	$—	$1,369	$—	$1,369

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.
(2)	The Company does not offset the fair value of derivative contracts with a negative fair value against the fair value of contracts with a positive fair value.

The Company considers relevant and observable market prices in its fair value calculations, evaluating the frequency of transactions, the size of the bid-ask spread and the significance of adjustments made when considering transactions involving similar assets or liabilities to assess the relevance of those observed prices. If relevant and observable prices are available, the fair values of the related assets or liabilities would be classified as Level 2. If relevant and observable prices are not available, other valuation techniques would be used and the fair values of the financial instruments would be classified as Level 3. The Company utilizes both observable and unobservable inputs in determining the fair values of financial instruments classified within the Level 3 category. The level to which an asset or liability is classified is based upon the lowest level of input that is significant to the fair value measurement. If the fair value of an asset or liability is measured based on observable inputs as well as unobservable inputs which contributed significantly to the determination of fair value, the asset or liability would be classified in Level 3 of the fair value hierarchy.

The Level 3 category includes the Company’s retained interests in the form of Class B and Class C notes issued by DCENT, which are reported in available-for-sale investment securities. Through the third quarter of 2008, the Company’s valuation of these investments utilized the discount rate reflecting bid-ask spreads derived from observable transactions for similar securities. During the fourth quarter of 2008 and the first three quarters of 2009, the Company utilized a discount rate reflective of the implied rate of return as of September 25, 2008, the last date on which the Company considered the market for these assets to be active, adjusted for incremental changes occurring thereafter in liquidity risk. The Company considered the following factors in concluding that the market for subordinated tranche credit card asset-backed securities was inactive since September 25, 2008:

•

Primary market credit card asset-backed securitization transactions averaging more than $4 billion per month through September 2008 ceased to exist altogether after September 25, 2008 (excluding issuances to related parties). The Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) favorably impacted the issuance volumes of triple-A rated securities in 2009, however, primary market transactions for lower rated credit card asset-backed securities, specifically A-rated and BBB-rated securities, remained closed.

•

Quoted market spreads of primary market credit card asset-backed securitizations, which the Company historically has relied upon in valuing its certificated retained subordinated interests, demonstrated relatively little variability among the various pricing sources. Beginning in October 2008 and continuing through the third quarter of 2009, these indicative spreads reflected greater variability than historical ranges.

•

Beginning in October 2008 and continuing through the third quarter of 2009, bid-ask spreads remained wide among credit card asset-backed securities market participants, specifically relating to lower rated securities, resulting in the absence of similar primary market transactions after September 25, 2008 (excluding issuances to related parties).

In the fourth quarter ending November 30, 2009, however, bid-ask spreads narrowed to historical levels and there was sustained evidence of activity in the secondary market for lower rated asset-backed securities. As a result of these trends, the Company’s valuation of the Class B and Class C notes issued by DCENT at November 30, 2009, utilized a discount rate reflecting bid-ask spreads derived from observable transactions for similar securities, adjusted for incremental liquidity risk premiums. These incremental liquidity risk premiums remained unchanged from those which were quantified by the Company in the fourth quarter of 2008, as the primary market for certificated subordinated credit card asset-backed securities at November 30, 2009, remained unchanged since the fourth quarter of 2008. In initially determining these liquidity risk premiums during the fourth quarter of 2008, the Company considered the following information:

•	Changes to 1-month LIBOR, including a peak rate of 4.59% in October 2008, and related widening of the spread between LIBOR and overnight indexed swaps by as much as 132 basis points, and

•	A 100 basis point decline in the Federal Funds target rate in the fourth quarter of 2008.

The resulting weighted average discount rate assumptions used in valuing the Class B and Class C notes were 5.87% and 7.04%, respectively, at November 30, 2009, which included incremental liquidity risk premiums of 125 basis points and 175 basis points, respectively. The Company continued to classify the inputs to the valuations of its retained interests reported as available-for-sale investment securities as Level 3.

In the first and second quarters of 2009, the Company included incremental credit risk premiums in deriving the assumed discount rates of the Class B and Class C notes, reflecting rating agency credit watch actions related to rising credit losses and the impact on performance of DCENT notes as well as concern of further deterioration. However, the actions taken by the Company in the third quarter of 2009 to provide additional credit enhancement to the securitization trusts, which led to the subsequent ratings affirmations of DCENT notes by the ratings agencies, eliminated the need for an incremental credit risk premium at November 30, 2009. See Note 6: Credit Card Securitization Activities for further information concerning these credit enhancement actions taken by the Company.

The Level 3 available-for-sale investment securities category also includes investments in the credit card asset-backed securities of other financial institutions and the Company’s investment in asset-backed commercial paper notes of Golden Key U.S. LLC. The estimated fair value reported for the credit card asset-backed securities of other issuers reflects the low end of market indicative pricing based on a small number of recent transactions. The fair value of the commercial paper notes of Golden Key U.S. LLC reflected an estimate of the market value of those assets held by the issuer, which is primarily reliant upon unobservable data as the market for mortgage-backed securities has continued to experience significant disruption.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

	Balance at November 30, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/ or Out of Level 3	Balance at November 30, 2009	Change in unrealized gains (losses) related to financial instruments held at November 30, 2009
Assets
Available-for-sale investment securities	$1,127,090	$(2,177	)(2)	$1,520,553	$—	$2,645,466	$(23,339)
Amounts due from asset securitization(1)	$1,421,567	$(160,087	)(3)	$(321,316)	$—	$940,164	$(160,690)

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.
(2)	Includes net unrealized pretax losses of $14.9 million recorded in other comprehensive income in the consolidated statement of financial condition and net losses on investment securities of $2.8 million recorded in other income, offset in part by $15.6 million of accreted income recorded in interest income.
(3)	This unrealized loss is recorded in securitization income in the consolidated statement of income.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the year ended November 30, 2009, the Company had no impairments related to these assets.

As of November 30, 2009, the Company had not made any fair value elections with respect to any of its eligible assets and liabilities as permitted under ASC 825-10-25.

25.	Segment Disclosures

The Company’s business activities are managed in two segments: Direct Banking, formerly referred to as U.S. Card, and Payment Services, formerly referred to as Third-Party Payments. The Company changed the names of its segments to better reflect the nature of the products and services included in its segments. The composition of each segment, however, has not changed.

•

Direct Banking. The Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary.

•

Payment Services. The Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and the Company’s third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.

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

•	Other accounting policies applied to the operating segments are consistent with the accounting policies described in Note 2: Summary of Significant Accounting Policies.

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.

•	Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the operating segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	Income taxes are not specifically allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data on a managed basis and a reconciliation to a GAAP presentation (dollars in thousands):

	Managed Basis			Securitization Adjustment(2)	GAAP Basis
For the Years Ended November 30,	Direct Banking	Payment Services(1)	Total		Total
2009
Interest income	$6,459,974	$1,098	$6,461,072	$(3,315,992)	$3,145,080
Interest expense	1,648,198	222	1,648,420	(397,136)	1,251,284

Net interest income	4,811,776	876	4,812,652	(2,918,856)	1,893,796
Provision for loan losses	4,358,341	—	4,358,341	(1,995,936)	2,362,405
Other income(3)	3,677,881	239,794	3,917,675	922,920	4,840,595
Other expense	2,116,962	134,126	2,251,088	—	2,251,088

Income from continuing operations before income tax expense	$2,014,354	$106,544	$2,120,898	$—	$2,120,898

2008
Interest income	$6,542,664	$3,165	$6,545,829	$(3,853,266)	$2,692,563
Interest expense	2,356,836	83	2,356,919	(1,068,915)	1,288,004

Net interest income	4,185,828	3,082	4,188,910	(2,784,351)	1,404,559
Provision for loan losses	3,068,604	—	3,068,604	(1,472,989)	1,595,615
Other income	2,773,896	179,200	2,953,096	1,311,362	4,264,458
Other expense	2,314,926	100,871	2,415,797	—	2,415,797

Income from continuing operations before income tax expense	$1,576,194	$81,411	$1,657,605	$—	$1,657,605

2007
Interest income	$6,376,298	$2,376	$6,378,674	$(3,794,272)	$2,584,402
Interest expense	2,741,109	19	2,741,128	(1,517,858)	1,223,270

Net interest income	3,635,189	2,357	3,637,546	(2,276,414)	1,361,132
Provision for loan losses	1,853,395	—	1,853,395	(1,119,508)	733,887
Other income	2,101,076	118,700	2,219,776	1,156,906	3,376,682
Other expense	2,394,117	84,097	2,478,214	—	2,478,214

Income from continuing operations before income tax expense	$1,488,753	$36,960	$1,525,713	$—	$1,525,713

(1)	Diners Club was acquired on June 30, 2008.
(2)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(3)	The years ended November 30, 2009 and 2008 include $1.9 billion and $0.9 billion, respectively, of income related to the Visa and MasterCard antitrust litigation settlement, which is included in the Direct Banking segment. See Note 23: Litigation.

26.	Related Party Transactions

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

Morgan Stanley ceased to be a related party to the Company effective upon the Distribution on June 30, 2007. Prior to the Distribution, Morgan Stanley provided a variety of products and services to the Company or on the Company’s behalf and the Company provided certain products and services to Morgan Stanley. Information about the amounts recorded in the consolidated statements of financial condition as a result of transactions with Morgan Stanley prior to the Distribution can be found within the applicable notes to the consolidated financial statements.

27.	Parent Company Condensed Financial Information

The following Parent Company financial statements are provided in accordance with SEC Regulation S-X, which requires all issuers or guarantors of registered securities to include separate annual financial statements.

Discover Financial Services

(Parent Company Only)

Condensed Statements of Financial Condition

	November 30,
	2009	2008
	(dollars in thousands)
Assets
Cash and cash equivalents	$1,035,606	$586,601
Interest-earning time deposits due from subsidiary	—	4,032
Restricted cash	643,311	—
Notes receivable from subsidiaries	1,808,339	913,473
Investments in subsidiaries	6,800,332	4,965,266
Premises and equipment, net	—	3
Other assets	389,727	834,302

Total assets	$10,677,315	$7,303,677

Liabilities and Stockholders’ Equity
Non-interest bearing deposit accounts	$1,685	$8,004
Long-term borrowings	1,199,385	799,304
Special dividend – Morgan Stanley	808,757	473,000
Accrued expenses and other liabilities	231,941	107,546

Total liabilities	2,241,768	1,387,854
Stockholders’ equity	8,435,547	5,915,823

Total liabilities and stockholders’ equity	$10,677,315	$7,303,677

Discover Financial Services

(Parent Company Only)

Condensed Statements of Income

	For the Years Ended November 30,
	2009	2008	2007
	(dollars in thousands)
Interest income	$53,696	$72,368	$103,320
Interest expense	49,324	43,135	99,159

Net interest income	4,372	29,233	4,161
Dividends from subsidiaries	—	95,000	589,265
Management fees from subsidiaries	—	—	31,374
Antitrust litigation settlement	1,153,936	526,817	—
Other income	(497)	(1,207)	894

Total income	1,157,811	649,843	625,694
Other expense
Employee compensation and benefits	30,121	30,220	28,117
Marketing and business development	134	218	257
Information processing and communications	125	123	405
Professional fees	8,025	7,216	3,061
Premises and equipment	3,051	3,531	3,473
Other	29,309	2,514	1,250

Total other expense	70,765	43,822	36,563

Income before income tax (expense) benefit and equity in undistributed net income of subsidiaries and losses from discontinued operations	1,087,046	606,021	589,131
Income tax (expense) benefit	(420,641)	(197,082)	133
Equity in undistributed net income of subsidiaries	609,780	531,720	—
Loss from discontinued operations	—	(12,909)	(634)

Net income	$1,276,185	$927,750	$588,630

Discover Financial Services

(Parent Company Only)

Condensed Statements of Cash Flows

	For the Years Ended November 30,
	2009	2008	2007
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,276,185	$927,750	$588,630
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Non-cash charges included in net income:
Equity in undistributed earnings of subsidiaries	(609,780)	(531,720)	—
Stock-based compensation expense	44,249	92,558	35,710
Deferred income taxes	(31,699)	1,390	(16,011)
Depreciation and amortization	85	88	45
Pension curtailment	—	(38,891)	—
Changes in assets and liabilities:
(Increase) decrease in other assets	1,864	(854,687)	(3,862)
(Decrease) increase in other liabilities and accrued expenses	65,287	110,105	(114,548)

Net cash provided by (used for) operating activities	746,191	(293,407)	489,964
Cash flows from investing activities
Net proceeds from (payments for):
(Increase) decrease in investment in subsidiaries	(1,233,958)	—	1,241,781
(Increase) decrease in loans to subsidiaries	(463,591)	465,776	(465,776)
Maturities of investment securities	4,032	—	—
Increase in restricted cash – special dividend escrow	(643,311)	—	—
Decrease in loans to Morgan Stanley	—	—	118,160
Decrease in other loans	—	—	1,460,066
Purchases of premises and equipment	—	—	233

Net cash provided by (used for) investing activities	(2,336,828)	465,776	2,354,464
Cash flows from financing activities
Net decrease in short-term borrowings	—	—	(1,824,603)
Proceeds from issuance of long-term borrowings and bank notes	400,000	—	799,204
Maturity of long-term borrowings	—	—	(438,579)
Proceeds from issuance of preferred stock and warrants	1,224,558	—	—
Proceeds from issuance of common stock	533,822	—	—
Purchases of treasury stock	(11,385)	(6,838)	(1,419)
Net (decrease) increase in deposits	(6,319)	7,353	(302)
Dividends paid	(101,034)	(116,956)	(29,146)
Capital contributions from Morgan Stanley	—	—	31,041
Dividends paid to Morgan Stanley	—	—	(850,000)

Net cash provided by (used for) financing activities	2,039,642	(116,441)	(2,313,804)

Increase in cash and cash equivalents	449,005	55,928	530,624
Cash and cash equivalents, at beginning of year	586,601	530,673	49

Cash and cash equivalents, at end of year	$1,035,606	$586,601	$530,673

Supplemental Disclosures:
Cash paid during the year for:
Interest expense	$36,056	$45,668	$87,639

Income taxes, net of income tax refunds	$438,098	$111,041	$27,923

Non-cash transactions
Special dividend – Morgan Stanley	$(335,757)	$(473,000)	$—

Capital contributions from Morgan Stanley	$—	$—	$103,959

28.	Subsequent Events

As required by ASC Topic 855, Subsequent Events, the Company has evaluated subsequent events through January 27, 2010, which is the date of the filing of its consolidated financial statements with the SEC.

At the time of the Company’s 2007 spin-off from Morgan Stanley, the Company entered into an agreement with Morgan Stanley regarding the manner in which the antitrust case against Visa and MasterCard was to be pursued and settled and how proceeds of the litigation would be shared (“Special Dividend Agreement”). In October 2008, the Company settled the antitrust lawsuit and became involved in a dispute over Morgan Stanley’s right to a portion of the proceeds. On January 4, 2010, the New York state court judge presiding over the lawsuit issued an order granting Morgan Stanley’s motion for partial summary judgment seeking payment of Morgan Stanley’s share of the proceeds. The Company intends to appeal the order and to continue to pursue its separate claims for damages. For additional background regarding the lawsuit, see Note 23: Litigation.

Upon receipt of the settlement proceeds from MasterCard in the fourth quarter of fiscal 2008 and from Visa throughout 2009, the Company recorded the special dividend liability based on the terms of the agreement and its estimate of the liability at that time. The Company has funded an escrow account, with the disputed portion of the proceeds received from MasterCard in the fourth quarter of fiscal 2008 and from Visa in each of the quarters in fiscal 2009. Because of Morgan Stanley’s actions, the Company did not remit payment to Morgan Stanley, and both the proceeds in the escrow account and the special dividend liability are reflected on the consolidated statement of financial condition as of November 30, 2009.

As a result of the court’s order granting Morgan Stanley’s motion for partial summary judgment, the Company has reassessed the amount of its potential liability related to the case. As of November 30, 2009, the recorded liability was increased to $837.7 million. Of this amount, $808.8 million is recorded in the Special Dividend – Morgan Stanley liability, and $28.9 million of interest related to delayed payment is reflected in other expenses in the consolidated statement of income for the year ended November 30, 2009 and accrued expenses and other liabilities in the consolidated statement of financial condition as of November 30, 2009.

The Company did not have any other subsequent events that would require recognition or disclosure in the financial statements and footnotes as of and for the year ended November 30, 2009.

29.	Quarterly Results (unaudited) (dollars in thousands, except per share data):

	November 30, 2009	August 31, 2009	May 31, 2009	February 28, 2009	November 30, 2008	August 31, 2008	May 31, 2008	February 29, 2008
Interest income	$638,086	$833,217	$857,984	$815,793	$736,006	$681,692	$612,063	$662,802
Interest expense	314,158	304,401	320,005	312,720	329,672	305,643	313,248	339,441

Net interest income	323,928	528,816	537,979	503,073	406,334	376,049	298,815	323,361
Provision for loan losses	399,732	380,999	643,861	937,813	714,176	364,838	210,969	305,632
Other income(1)	1,253,559	1,315,960	1,081,120	1,189,956	1,568,901	875,121	844,892	975,544
Other expense	607,499	523,838	560,628	559,123	594,082	612,547	606,825	602,343

Income before income tax expense	570,256	939,939	414,610	196,093	666,977	273,785	325,913	390,930
Income tax expense	217,719	362,485	188,810	75,699	223,336	94,885	124,370	152,101

Income from continuing operations	352,537	577,454	225,800	120,394	443,641	178,900	201,543	238,829
Income (loss) from discontinued operations, net of tax	—	—	—	—	(11,306)	1,153	32,605	(157,615)

Net income (loss)	$352,537	$577,454	$225,800	$120,394	$432,335	$180,053	$234,148	$81,214

Net income available to common stockholders	$333,903	$559,387	$209,246	$120,394	$432,335	$180,053	$234,148	$81,214

Basic earnings per common share
Income from continuing operations	$0.62	$1.09	$0.43	$0.25	$0.92	$0.38	$0.42	$0.50
Income (loss) from discontinued operations, net of tax	—	—	—	—	(0.02)	0.00	0.07	(0.33)

Net income	$0.62	$1.09	$0.43	$0.25	$0.90	$0.38	$0.49	$0.17

Diluted earnings per common share
Income from continuing operations	$0.60	$1.07	$0.43	$0.25	$0.92	$0.37	$0.42	$0.50
Income (loss) from discontinued operations, net of tax	—	—	—	—	(0.03)	0.00	0.06	(0.33)

Net income	$0.60	$1.07	$0.43	$0.25	$0.89	$0.37	$0.48	$0.17

(1)	The years ended November 30, 2009 and 2008 include $1.9 billion and $0.9 billion, respectively, of income related to the Visa and MasterCard antitrust litigation settlement, which is included in the Direct Banking segment, formerly referred to as the U.S. Card segment. See Note 23: Litigation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2009. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of November 30, 2009.

The effectiveness of our internal control over financial reporting as of November 30, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this Report.

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III. | Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in our proxy statement for our annual meeting of stockholders to be held on April 8, 2010 (“Proxy Statement”) is incorporated by reference herein.

•	“Election of Directors – Information Concerning Nominees for Election as Directors”

•	“Other Matters – Section 16(a) beneficial ownership reporting compliance”

•	“Corporate Governance – Shareholder recommendations for director candidates”

•	“Corporate Governance – Board meetings and committees”

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

Item 11.	Executive Compensation.

Information regarding executive compensation under the following captions in our Proxy Statement is incorporated by reference herein.

•	“Executive and Director Compensation”

•	“Compensation Discussion and Analysis”

•	“Compensation Committee Report”

•	“2009 Executive Compensation”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to compensation plans under which our equity securities are authorized for issuance as of November 30, 2009, is set forth in the table below.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,758,290	$19.64	31,422,716
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	9,758,290	$19.64	31,422,716

(1)	Includes 5,471,225 vested and unvested restricted stock units.

Information related to the beneficial ownership of our common stock is presented under the caption “Beneficial Ownership of Company Common Stock” in our Proxy Statement and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions, and director independence under the following captions in our Proxy Statement is incorporated by reference herein.

•	“Other Matters – Certain transactions”

•	“Corporate Governance – Director independence”

Item 14.	Principal Accountant Fees and Services

Information regarding principal accounting fees and services under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm – Independent Registered Public Accounting Firm Fees” in our Proxy Statement is incorporated by reference herein.

Part IV. | Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Form 10-K:

1. Consolidated Financial Statements

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 86 through 148 herein.

2. Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

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
David W. Nelms Chairman and Chief Executive Officer

Date: January 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 27, 2010.

Signature	Title

/S/ DAVID W. NELMS David W. Nelms	Chairman and Chief Executive Officer

/S/ ROY A. GUTHRIE Roy A. Guthrie	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ MARK A. ZAESKE Mark A. Zaeske	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/S/ LAWRENCE A. WEINBACH Lawrence A. Weinbach	Lead Director

/S/ JEFFREY S. ARONIN Jeffrey S. Aronin	Director

/S/ MARY K. BUSH Mary K. Bush	Director

/S/ GREGORY C. CASE Gregory C. Case	Director

/S/ ROBERT M. DEVLIN Robert M. Devlin	Director

/S/ CYNTHIA A. GLASSMAN Cynthia A. Glassman	Director

/S/ RICHARD H. LENNY Richard H. Lenny	Director

/S/ THOMAS G. MAHERAS Thomas G. Maheras	Director

/S/ MICHAEL H. MOSKOW Michael H. Moskow	Director

/S/ E. FOLLIN SMITH E. Follin Smith	Director

Exhibit Index

Exhibit Number	Description

2.1*	Separation and Distribution Agreement, dated as of June 29, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 2.1 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

2.2*	Agreement for the Sale and Purchase of the Goldfish Credit Card Business, dated February 7, 2008, among Discover Financial Services, Goldfish Bank Limited, Discover Bank, SCFC Receivables Corporation, and Barclays Bank Plc (filed as Exhibit 2.1 to Discover Financial Services’ Current Report on Form 8-K filed on February 7, 2008 and incorporated herein by reference thereto) as amended and restated by Amended and Restated Agreement for the Sale and Purchase of the Goldfish Credit Card Business, dated March 31, 2008, among Discover Financial Services, Goldfish Bank Limited, Discover Bank, SCFC Receivables Corporation, Barclays Bank PLC, and Barclays Group US Inc. (filed as Exhibit 2.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 14, 2008 and incorporated herein by reference thereto).

3.1	Amended and Restated Certificate of Incorporation of Discover Financial Services (filed as Exhibit 3.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 1, 2009 and incorporated herein by reference thereto).

3.2	Amended and Restated By-Laws of Discover Financial Services (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on January 23, 2009 and incorporated herein by reference thereto).

4.1	Senior Indenture, dated as of June 12, 2007, by and between Discover Financial Services and U.S. Bank, National Association, as trustee (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

4.2	Registration Rights Agreement, dated as of June 12, 2007, by and between Discover Financial Services and Morgan Stanley & Co. Incorporated, as representative of the several initial purchasers listed therein (filed as Exhibit 4.4 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

4.3	Form of Certificate for the Series A Preferred Stock (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

4.4	Warrant for Purchase of Shares of Common Stock (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

4.5	Form of Subordinated Indenture (filed as Exhibit 4.2 to Discover Financial Services’ Registration Statement on Form S-3 filed on July 6, 2009 and incorporated herein by reference thereto).

4.6	Form of 10.250% Senior Note due 2019 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on July 15, 2009 and incorporated herein by reference thereto).

4.7	Fiscal and Paying Agency Agreement, dated November 16, 2009, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on November 16, 2009 and incorporated herein by reference thereto).

10.1	Tax Sharing Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.2	U.S. Employee Matters Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.3	Transition Services Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

Exhibit Number	Description

10.4	Transitional Trade Mark License Agreement, dated as of June 30, 2007, between Morgan Stanley & Co. PLC and Goldfish Bank Limited (filed as Exhibit 10.4 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.5	Trust Agreement, dated as of July 2, 2007, between Discover Bank, as Beneficiary, and Wilmington Trust Company, as Owner Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on July 2, 2007 and incorporated herein by reference thereto).

10.6	Amended and Restated Pooling and Servicing Agreement, dated as of November 3, 2004, between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank, National Association, as Trustee (filed as Exhibit 4.2 to Discover Card Master Trust I’s Current Report on Form 8-K dated as of October 29, 2004 (Exchange Act file number 0-23108) and incorporated herein by reference thereto), as amended by First Amendment dated as of January 4, 2006, between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Discover Card Master Trust I’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference thereto), and Second Amendment dated as of March 30, 2006, between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Discover Card Master Trust I’s Current Report on Form 8-K filed on April 5, 2006 and incorporated herein by reference thereto), and Third Amendment dated as of July 26, 2007, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto), and Fourth Amendment dated as of December 18, 2007 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on December 18, 2007 and incorporated herein by reference thereto), and Fifth Amendment dated as of July 24, 2009, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K/A filed on September 21, 2009 and incorporated herein by reference thereto).

10.7	Series Supplement for Series 2007-CC, dated as of July 26, 2007, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.8†	Discover Financial Services Omnibus Incentive Plan (filed as an attachment to Discover Financial Services’ Proxy Statement on Schedule 14A filed on February 27, 2009 and incorporated herein by reference thereto).

10.9†	Amended Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.6 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 12, 2007 and incorporated herein by reference thereto).

10.10†	Directors’ Compensation Plan of Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto).

10.11†	Amended Form of Restricted Stock Unit Award Under Discover Financial Services Directors’ Compensation Plan (filed as Exhibit 10.7 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 12, 2007 and incorporated herein by reference thereto).

10.12†	Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto) as amended by Amendment No. 1 to Discover Financial Services Employee Stock Purchase Plan effective as of May 1, 2008.

Exhibit Number	Description

10.13	Credit Agreement, dated as of June 6, 2007, among Discover Financial Services, Discover Bank, the subsidiary borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto), as amended by Amendment No. 1, dated as of February 29, 2008, among Discover Financial Services, Discover Bank, the subsidiary borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 14, 2008 and incorporated herein by reference thereto) and Amendment No. 2, dated as of March 11, 2009, among Discover Financial Services, Discover Bank, the subsidiary borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.6 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 8, 2009 and incorporated herein by reference thereto).

10.14†	Offer of Employment, dated as of January 8, 1999 (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

10.15†	Waiver of Change of Control Benefits, dated September 24, 2007 (filed as Exhibit 10.15 to Discover Financial Services’ Registration Statement on Form S-4 filed on November 27, 2007 and incorporated herein by reference thereto).

10.16	Collateral Certificate Transfer Agreement, dated as of July 26, 2007 between Discover Bank, as Depositor and Discover Card Execution Note Trust (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.17	Indenture, dated as of July 26, 2007, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.5 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.18	Indenture Supplement for the DiscoverSeries Notes, dated as of July 26, 2007, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.6 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.19	Omnibus Amendment to Indenture Supplement and Terms Documents, dated as of July 2, 2009, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on July 6, 2009 and incorporated herein by reference thereto).

10.20†	Discover Financial Services Change-in-Control Severance Policy (filed as Exhibit 10.6 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 12, 2007 and incorporated herein by reference thereto, as amended by First Amendment, dated as of June 24, 2008 (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 9, 2008).

10.21	Release and Settlement Agreement, executed as of October 27, 2008, by and among Discover Financial Services, DFS Services, LLC, Discover Bank, and their Subsidiaries and Affiliates; MasterCard Incorporated and MasterCard International Incorporated and their Affiliates; and Visa Inc. and its Affiliates and Predecessors including Visa U.S.A. Inc. and Visa International Service Association (filed as Exhibit 99.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 28, 2008).

10.22†	2008 Year End Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.21 to Discover Financial Services’ Annual Report on Form 10-K filed on January 28, 2009 and incorporated herein by reference thereto).

10.23†	2008 Special Grant Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.22 to Discover Financial Services’ Annual Report on Form 10-K filed on January 28, 2009 and incorporated herein by reference thereto).

Exhibit Number	Description

10.24	Letter Agreement, dated March 13, 2009, between Discover Financial Services and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.25	Side Letter, dated March 13, 2009, between Discover Financial Services and the United States Department of the Treasury (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.26†	Form of Waiver, executed by each of Discover Financial Services’ senior executive officers and certain other employees (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.27†	Form of Executive Compensation Agreement, dated March 13, 2009, executed by each of Discover Financial Services’ senior executive officers and certain other employees (filed as Exhibit 10.4 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 8, 2009 and incorporated herein by reference thereto).

10.28†	Form of Share Award Agreement Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10(a) to Discover Financial Services’ Current Report on Form 8-K filed on December 11, 2009 and incorporated herein by reference thereto).

11	Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8, Note 20: Earnings Per Share to the consolidated financial statements and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.

E-4