Form 10-Q
period 2010-02-28
Discover Financial Services
filed 2010-04-09
CIK 1393612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

As of March 31, 2010, there were 543,823,818 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES

Quarterly Report on Form 10-Q

for the quarterly period ended February 28, 2010

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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Financial Condition

	February 28, 2010	November 30, 2009
	(unaudited) (dollars in thousands, except per share amounts)
Assets
Cash and cash equivalents	$12,728,321	$13,020,719
Restricted cash—special dividend escrow	—	643,311
Restricted cash—for securitization investors	3,676,000	—
Other short-term investments	175,000	1,350,000
Investment securities:
Available-for-sale (amortized cost of $617,921 and $2,743,729 at February 28, 2010 and November 30, 2009, respectively)	648,144	2,645,481
Held-to-maturity (fair value of $85,446 and $1,953,990 at February 28, 2010 and November 30, 2009, respectively)	89,437	2,389,816

Total investments securities	737,581	5,035,297
Loan receivables:
Credit card—restricted for securitization investors	35,377,123	—
Other credit card	10,384,116	20,230,302

Total credit card loan receivables	45,761,239	20,230,302
Other	4,332,277	3,394,782

Total loan receivables	50,093,516	23,625,084
Allowance for loan losses	(4,207,360)	(1,757,899)

Net loan receivables	45,886,156	21,867,185
Amounts due from asset securitization	—	1,692,051
Premises and equipment, net	482,833	499,303
Goodwill	255,421	255,421
Intangible assets, net	193,970	195,636
Other assets	2,683,669	1,462,064

Total assets	$66,818,951	$46,020,987

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$34,954,443	$32,028,506
Non-interest bearing deposit accounts	97,223	64,506

Total deposits	35,051,666	32,093,012
Long-term borrowings:
Long-term borrowings—owed to securitization investors	20,036,538	—
Other long-term borrowings	2,355,662	2,428,101

Total long-term borrowings	22,392,200	2,428,101
Special dividend—Morgan Stanley	—	808,757
Accrued expenses and other liabilities	2,360,037	2,255,570

Total liabilities	59,803,903	37,585,440
Commitments, contingencies and guarantees (Note 12)
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 200,000,000 shares authorized, 1,224,558 issued and outstanding at February 28, 2010 and November 30, 2009	1,161,454	1,158,066
Common stock, par value $.01 per share; 2,000,000,000 shares authorized; 546,021,858 and 544,799,041 shares issued at February 28, 2010 and November 30, 2009, respectively	5,460	5,448
Additional paid-in capital	3,584,512	3,573,231
Retained earnings	2,362,685	3,873,262
Accumulated other comprehensive (loss) income	(74,038)	(154,818)
Treasury stock, at cost; 2,245,092 and 1,876,795 shares at February 28, 2010 and November 30, 2009, respectively	(25,025)	(19,642)

Total stockholders’ equity	7,015,048	8,435,547

Total liabilities and stockholders’ equity	$66,818,951	$46,020,987

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Income

	For the Three Months Ended February 28,
	2010	2009
	(unaudited) (dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$1,491,887	$733,499
Other loans	52,668	35,233
Investment securities	5,328	15,584
Other interest income	9,267	31,477

Total interest income	1,559,150	815,793
Interest expense:
Deposits	305,449	297,126
Short-term borrowings	—	1,183
Long-term borrowings	108,275	14,411

Total interest expense	413,724	312,720

Net interest income	1,145,426	503,073
Provision for loan losses	1,387,206	937,813

Net interest income after provision for loan losses	(241,780)	(434,740)
Other income:
Securitization income	—	417,883
Discount and interchange revenue	261,991	75,267
Fee products	104,095	74,776
Loan fee income	105,285	68,022
Transaction processing revenue	32,918	28,866
Merchant fees	8,445	12,837
Gain (loss) on investment securities	180	(805)
Antitrust litigation settlement	—	474,841
Other income	32,962	38,269

Total other income	545,876	1,189,956
Other expense:
Employee compensation and benefits	195,764	219,488
Marketing and business development	84,673	111,433
Information processing and communications	65,418	74,897
Professional fees	75,813	70,123
Premises and equipment	17,860	18,072
Other expense	35,276	65,110

Total other expense	474,804	559,123

(Loss) income before income tax expense	(170,708)	196,093
Income tax (benefit) expense	(67,170)	75,699

Net (loss) income	(103,538)	120,394

Net (loss) income allocated to common stockholders	$(122,233)	$118,380

Basic earnings per share	$(0.22)	$0.25
Diluted earnings per share	$(0.22)	$0.25
Dividends paid per share	$0.02	$0.06

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(unaudited) (dollars and shares in thousands)
Balance at November 30, 2008	—	$—	480,517	$4,805	$2,938,657	$3,046,956	$(66,338)	$(8,257)	$5,915,823
Adoption of the measurement provisions of ASC 715 (FASB Statement No. 158), net of tax	—	—	—	—	—	(1,110)	—	—	(1,110)
Comprehensive income:
Net income	—	—	—	—	—	120,394	—	—	120,394
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	498	—
Adjustments related to pension and postretirement benefits, net of tax							(239)

Other comprehensive income	—	—	—	—	—	—	259	—	259

Total comprehensive income	—	—	—	—	—	—	—	—	120,653
Purchases of treasury stock	—	—	—	—	—	—	—	(6,161)	(6,161)
Common stock issued and stock-based compensation expense	—	—	2,320	23	11,060	—	—	—	11,083
Income tax deficiency on stock-based compensation plans	—	—	—	—	(11,674)	—	—	—	(11,674)
Dividends paid—common stock	—	—	—	—	—	(29,263)	—	—	(29,263)

Balance at February 28, 2009	—	$—	482,837	$4,828	$2,938,043	$3,136,977	$(66,079)	$(14,418)	$5,999,351

Balance at November 30, 2009	1,225	$1,158,066	544,799	$5,448	$3,573,231	$3,873,262	$(154,818)	$(19,642)	$8,435,547
Adoption of ASC 810 (FASB Statement No. 167), net of tax	—	—	—	—	—	(1,411,117)	78,561	—	(1,332,556)
Comprehensive income:
Net loss	—	—	—	—	—	(103,538)	—	—	(103,538)
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	2,160	—
Adjustments related to pension and postretirement benefits, net of tax							59

Other comprehensive income	—	—	—	—	—	—	2,219	—	2,219

Total comprehensive loss	—	—	—	—	—	—	—	—	(101,319)
Purchases of treasury stock	—	—	—	—	—	—	—	(5,383)	(5,383)
Common stock issued under employee benefit plans	—	—	22	—	285	—	—	—	285
Common stock issued and stock-based compensation expense	—	—	1,201	12	10,996	—	—	—	11,008
Dividends paid—common stock	—	—	—	—	—	(10,984)	—	—	(10,984)
Accretion of preferred stock discount	—	3,388	—	—	—	(3,388)	—	—	—
Dividends—preferred stock	—	—	—	—	—	(15,307)	—	—	(15,307)
Special dividend—Morgan Stanley	—	—	—	—	—	33,757	—	—	33,757

Balance at February 28, 2010	1,225	$1,161,454	546,022	$5,460	$3,584,512	$2,362,685	$(74,038)	$(25,025)	$7,015,048

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended February 28,
	2010	2009
	(unaudited) (dollars in thousands)
Cash flows from operating activities
Net (loss) income	$(103,538)	$120,394
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) loss on investment securities	(180)	805
Loss (gain) on equipment	33	(14)
Stock-based compensation expense	11,293	11,083
Income tax deficiency on stock-based compensation expense	—	(11,674)
Deferred income taxes	(100,918)	(196,763)
Depreciation and amortization on premises and equipment	23,689	24,945
Other depreciation and amortization	18,737	34,678
Provision for loan losses	1,387,206	937,813
Amortization of deferred revenues	(42,065)	(35,405)
Changes in assets and liabilities:
(Increase) decrease in amounts due from asset securitization	—	386,408
(Increase) decrease in other assets	(170,051)	9,469
Increase (decrease) in accrued expenses and other liabilities	110,896	(753,360)

Net cash provided by operating activities	1,135,102	528,379
Cash flows from investing activities
Maturities of other short-term investments	1,175,000	—
Maturities and sales of available-for-sale investment securities	68,214	—
Purchases of available-for-sale investment securities	(269,310)	(98)
Maturities of held-to-maturity investment securities	4,433	906
Purchases of held-to-maturity investment securities	—	(73,799)
Net principal disbursed on loans held for investment	(291,098)	(3,229,840)
Decrease in restricted cash—special dividend escrow	643,311	—
(Increase) in restricted cash—for securitization investors	(2,437,239)	—
Proceeds from sale of equipment	—	1,139
Purchases of premises and equipment	(7,826)	(18,126)

Net cash used for investing activities	(1,114,515)	(3,319,818)
Cash flows from financing activities
Net (decrease) increase in short-term borrowings	—	1,875,000
Proceeds from securitized debt	750,000	—
Maturities of securitized debt	(3,142,983)	—
Maturities of other long-term borrowings	(71,930)	(302,456)
Purchases of treasury stock	(5,383)	(6,161)
Net increase (decrease) in deposits	2,958,602	(192,616)
Dividends paid to Morgan Stanley	(775,000)	—
Dividends paid on common and preferred stock	(26,291)	(29,263)

Net cash (used for) provided by financing activities	(312,985)	1,344,504

Net decrease in cash and cash equivalents	(292,398)	(1,446,935)
Cash and cash equivalents, at beginning of period	13,020,719	10,171,143

Cash and cash equivalents, at end of period	$12,728,321	$8,724,208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$369,924	$327,345

Income taxes, net of income tax refunds	$14,141	$(208)

Non-cash transactions:
Special dividend—Morgan Stanley	$33,757	$—

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.	Background and Basis of Presentation

Description of Business. Discover Financial Services (“DFS” or the “Company”) is a leading credit card issuer in the United States and an electronic payment services company. In March 2009, the Company became a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act. Therefore, the Company is now subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Through its Discover Bank subsidiary, a Delaware state-chartered bank, the Company offers its customers credit cards, other consumer loans and deposit products. Through its DFS Services LLC subsidiary and its subsidiaries, the Company operates the Discover Network, the PULSE Network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network provides credit card transaction processing for Discover card-branded and third-party issued credit cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services.

The Company’s business segments are Direct Banking and Payment Services. The Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary. The Payment Services segment includes PULSE, Diners Club and the Company’s third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments which are necessary for a fair presentation of the results for the quarter. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2009 audited consolidated financial statements filed with the Company’s annual report on Form 10-K for the year ended November 30, 2009.

Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 14: Fair Value Disclosures. These new disclosure requirements will first apply to the Company in its financial statements for the period ending May 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (codified within Accounting Standards Codification (“ASC”) Topic 715, Compensation-Retirement Benefits). This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures include a description of how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk. The FSP is effective for fiscal years ending after December 15, 2009 and will first apply to the Company’s Form 10-K for the period ending November 30, 2010. The application of this guidance will only affect disclosures and therefore will not impact the Company’s financial condition, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified within ASC Topic 260, Earnings per Share), which addresses whether certain unvested equity-based awards constitute participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. This guidance became effective for the Company on December 1, 2009. Beginning with this report, all earnings per share data is computed pursuant to this new standard. All comparative prior period earnings per share amounts presented have been adjusted retrospectively to conform to the new guidance. The adoption of this standard has not impacted the Company’s financial condition, results of operations or cash flows.

2.	Change in Accounting Principle

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“Statement No. 166”, codified within ASC Topic 860, Transfers and Servicing) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”, codified within ASC Topic 810, Consolidation).

Statement No. 166 amended the accounting for transfers of financial assets. Under Statement No. 166, the trusts used in the Company’s securitization transactions are no longer exempt from consolidation. Statement No. 167 prescribes an ongoing assessment of the Company’s involvement in the activities of the trusts and the Company’s rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those variable interest entities (“VIEs”) will be required to be consolidated in the Company’s financial statements. In accordance with Statement No. 167, the Company concluded it is the primary beneficiary of the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) (the “trusts”) and accordingly, the Company began consolidating the trusts on December 1, 2009. Using the carrying amounts of the trust assets and liabilities as prescribed by Statement No. 167, the Company recorded a $21.1 billion increase in total assets, a $22.4 billion increase in total liabilities and a $1.3 billion decrease in stockholders’ equity (comprised of a $1.4 billion decrease in retained earnings offset by a $0.1 billion increase in accumulated other comprehensive income). Included in these amounts were the following transition adjustments:

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

The assets of the consolidated VIEs include restricted cash and certain credit card loan receivables, which are restricted to settle the obligations of those entities and are not expected to be available to the Company or its creditors. Liabilities of the consolidated VIEs include secured borrowings for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.

The Company’s statement of income beginning with the three months ended February 28, 2010 no longer reflects securitization income, but instead reports interest income, net charge-offs and certain other income associated with all securitized loan receivables, and interest expense associated with debt issued from the trusts to third-party investors in the same line items in the Company’s statement of income as non-securitized credit card loan receivables and corporate debt. Additionally, the Company no longer records initial gains on new securitization activity since securitized credit card loans no longer receive sale accounting treatment. Also, there are no gains or losses recorded on the revaluation of the interest-only strip receivable as that asset is not recognizable in a transaction accounted for as a secured borrowing. Because the Company’s securitization transactions are accounted for under the new accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions are presented as cash flows from financing activities rather than as cash flows from operating or investing activities.

The Company’s statement of income for the three months ended February 28, 2009 and its statement of financial condition as of November 30, 2009 have not been retrospectively adjusted to reflect the amendments to ASC 810 and ASC 860. Therefore, current period results and balances will not be comparable to prior period amounts, particularly with regard to the following (and their related subtotals):

•	Investment securities;

•	Loan receivables (and the related delinquencies, charge-offs, and allowance and provision for loan losses);

•	Certain securitization assets recorded under prior GAAP;

•	Long-term borrowings;

•	Interest income;

•	Interest expense;

•	Other income; and

•	Earnings per share.

3.	Investment Securities

The Company’s investment securities consist of the following (dollars in thousands):

	February 28, 2010	November 30, 2009
U.S. Treasury and other U.S. government agency residential mortgage-backed securities	$12,433	$12,929
States and political subdivisions of states	64,914	68,553
Other securities:
Certificated retained interests in DCENT and DCMT(1)	—	4,501,108
Credit card asset-backed securities of other issuers	585,956	381,705
Asset-backed commercial paper notes	62,171	58,792
Other debt and equity securities	12,107	12,210

Total other securities	660,234	4,953,815

Total investment securities	$737,581	$5,035,297

(1)	Upon adoption of Statements No. 166 and 167, the amount outstanding at November 30, 2009 was reclassified to loan receivables. See Note 2: Change in Accounting Principle for more information.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At February 28, 2010
Available-for-Sale Investment Securities(1)
Credit card asset-backed securities of other issuers	$566,569	$19,474	$(87)	$585,956
Asset-backed commercial paper notes	51,337	10,834	—	62,171
Equity securities	15	2	—	17

Total available-for-sale investment securities	$617,921	$30,310	$(87)	$648,144

Held-to-Maturity Investment Securities(2)
U.S. Treasury and other government agency residential mortgage-backed securities	$12,433	$842	$—	$13,275
States and political subdivisions of states	64,914	97	(4,930)	60,081
Other debt securities(3)	12,090	—	—	12,090

Total held-to-maturity investment securities	$89,437	$939	$(4,930)	$85,446

At November 30, 2009
Available-for-Sale Investment Securities(1)
Certificated retained interests in DCENT	$2,330,000	$978	$(126,009)	$2,204,969
Credit card asset-backed securities of other issuers	362,377	19,362	(34)	381,705
Asset-backed commercial paper notes	51,337	7,455	—	58,792
Equity securities	15	—	—	15

Total available-for-sale investment securities	$2,743,729	$27,795	$(126,043)	$2,645,481

Held-to-Maturity Investment Securities(2)
U.S. Treasury and other government agency residential mortgage-backed securities	$12,929	$972	$—	$13,901
Certificated retained interests in DCENT and DCMT	2,296,139	—	(430,655)	1,865,484
States and political subdivisions of states	68,553	19	(6,162)	62,410
Other debt securities(3)	12,195	—	—	12,195

Total held-to-maturity investment securities	$2,389,816	$991	$(436,817)	$1,953,990

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.
(3)	Included in other debt securities at February 28, 2010 and November 30, 2009 are commercial advances of $9.3 million and $9.4 million, respectively, related to the Company’s Community Reinvestment Act strategies.

At February 28, 2010, the Company had eight investments in credit card asset-backed securities of other issuers and five investments in state and political subdivisions of states in an unrealized loss position. The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position as of February 28, 2010 and November 30, 2009 (dollars in thousands):

	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At February 28, 2010
Available-for-Sale Investment Securities
Credit card asset-backed securities of other issuers	$187,032	$(87)	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	$—	$—	$51,155	$(4,930)
At November 30, 2009
Available-for-Sale Investment Securities
Certificated retained interests in DCENT	$1,149,143	$(115,857)	$889,848	$(10,152)
Credit card asset-backed securities of other issuers	$127,509	$(34)	$—	$—
Held-to-Maturity Investment Securities
Certificated retained interests in DCENT and DCMT	$1,865,484	$(430,655)	$—	$—
State and political subdivisions of states	$—	$—	$51,778	$(6,162)

During the three months ended February 28, 2010 and 2009, the Company received $72.6 million and $0.9 million of proceeds related to maturities or redemptions of investment securities, respectively. During the same periods, the Company had no sales of investment securities.

The Company records gains and losses on investment securities in other income when investments are sold or mature, when the Company believes an investment is other than temporarily impaired prior to the disposal of the investment, or in certain other circumstances. In the first quarter 2010, the Company realized a $0.2 million gain on other debt securities. In the first quarter 2009, the Company recorded $0.8 million of other than temporary impairment (“OTTI”), which was recorded entirely in earnings, on an equity investment classified as available for sale. As of February 28, 2010 and November 30, 2009, no OTTI has been recorded in other comprehensive income.

The Company records unrealized gains on its available-for-sale investment securities in other comprehensive income. For the three months ended February 28, 2010 and 2009, the Company recorded net unrealized gains of $3.4 million ($2.2 million after tax) and $0.5 million (on a pretax and after tax basis), respectively, in other comprehensive income. For the three months ended February 28, 2009, other comprehensive income included the reversal of $0.8 million of unrealized losses that had been included in accumulated other comprehensive income at the end of the previous year, but were subsequently reclassified into earnings due to recognition of OTTI, as discussed above. Additionally, the Company eliminated a net unrealized loss of $125.0 million ($78.6 million after tax) upon consolidation of its securitization trusts in connection with the adoption of Statements No. 166 and 167 on December 1, 2009.

At February 28, 2010, the Company had $4.9 million of gross unrealized losses on its held-to-maturity investment securities in states and political subdivisions of states, compared to $6.2 million of gross unrealized losses at November 30, 2009. The Company believes the unrealized loss on these investments is the result of changes in interest rates subsequent to the Company’s acquisitions of these securities and that the reduction in value is temporary. Additionally, the Company expects to collect all amounts due according to the contractual terms of these securities.

Maturities of available-for-sale debt securities and held-to-maturity debt securities at February 28, 2010 are provided in the table below (dollars in thousands):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale—Amortized Cost(1)
Credit card asset-backed securities of other issuers	$404,699	$161,870	$—	$—	$566,569
Asset-backed commercial paper notes	51,337	—	—	—	51,337

Total available-for-sale investment securities	$456,036	$161,870	$—	$—	$617,906

Held-to-maturity—Amortized Cost(2)
U.S. Treasury and other government agency residential mortgage-backed securities	$—	$—	$—	$12,433	$12,433
State and political subdivisions of states	—	—	13,170	51,744	64,914
Other debt securities	969	4,213	2,417	4,491	12,090

Total held-to-maturity investment securities	$969	$4,213	$15,587	$68,668	$89,437

Available-for-sale—Fair Values(1)
Credit card asset-backed securities of other issuers	$406,817	$179,139	$—	$—	$585,956
Asset-backed commercial paper notes	62,171	—	—	—	62,171

Total available-for-sale investment securities	$468,988	$179,139	$—	$—	$648,127

Held-to-maturity—Fair Values(2)
U.S. Treasury and other government agency residential mortgage-backed securities	$—	$—	$—	$13,275	$13,275
State and political subdivisions of states	—	—	13,037	47,044	60,081
Other debt securities	969	4,213	2,417	4,491	12,090

Total held-to-maturity investment securities	$969	$4,213	$15,454	$64,810	$85,446

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.

4.	Loan Receivables

Loan receivables consist of the following (dollars in thousands):

	February 28, 2010	November 30, 2009
Credit card loans:
Discover Card(1) (2)	$45,392,760	$19,826,153
Discover Business Card	368,479	404,149

Total credit card loans	45,761,239	20,230,302
Other consumer loans:
Personal loans	1,447,144	1,394,379
Student loans	2,818,159	1,932,266
Other	66,974	68,137

Total other consumer loans	4,332,277	3,394,782

Total loan receivables	50,093,516	23,625,084
Allowance for loan losses(2)	(4,207,360)	(1,757,899)

Net loan receivables	$45,886,156	$21,867,185

(1)	Amounts include $25.2 billion underlying investors’ interests in trust debt at February 28, 2010, and $10.2 billion and $9.9 billion in seller’s interest at February 28, 2010 and November 30, 2009, respectively. See Note 5: Credit Card Securitization Activities for more information.
(2)	Upon adoption of Statements No. 166 and 167, the Company consolidated $22.3 billion of securitized loan receivables, reclassified $4.6 billion from investment securities to loan receivables and recorded a $2.1 billion allowance for loan losses. See Note 2: Change in Accounting Principle for more information.

The following table provides changes in the Company’s allowance for credit card loan losses for the three months ended February 28, 2010 and 2009 (dollars in thousands):

	For the Three Months Ended February 28,
	2010	2009
Balance at beginning of period	$1,647,086	$1,317,811
Addition to allowance related to securitized receivables(1)	2,144,461	—
Additions:
Provision for loan losses	1,357,916	901,858
Deductions:
Charge-offs	(1,159,771)	(471,418)
Recoveries	101,851	47,635

Net charge-offs	(1,057,920)	(423,783)

Balance at end of period	$4,091,543	$1,795,886

(1)	Upon adoption of Statements No. 166 and 167, the Company recorded a $2.1 billion allowance for loan losses related to newly consolidated and reclassified credit card loan receivables. See Note 2: Change in Accounting Principle for more information.

The following table provides changes in the Company’s allowance for other consumer loan losses for the three months ended February 28, 2010 and 2009 (dollars in thousands):

	For the Three Months Ended February 28,
	2010	2009
Balance at beginning of period	$110,813	$56,774
Additions:
Provision for loan losses	29,290	35,955
Deductions:
Charge-offs	(24,481)	(9,861)
Recoveries	195	188

Net charge-offs	(24,286)	(9,673)

Balance at end of period	$115,817	$83,056

The Company calculates its allowance for loan losses by estimating probable losses separately for segments of the loan portfolio with similar risk characteristics.

For its credit card loan receivables, the Company uses a migration analysis to estimate the likelihood that a loan receivable will progress through various stages of delinquency and eventually charge off. In the first quarter 2010, the Company developed new analytics which provide a better understanding of the likelihood that current accounts, or those that are not delinquent, will eventually charge off. The Company used this new information in combination with the migration analysis to determine its allowance for credit card loan losses at February 28, 2010. The Company does not identify individual loans for impairment, but instead estimates its allowance for credit card loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest.

Loan receivables that have been modified under troubled debt restructurings are evaluated separately from the pool of receivables that is subject to the above analysis. Credit card loan receivables modified in a troubled debt restructuring are recorded at their present values with impairment measured as the difference between the loan balance and the discounted present value of expected future cash flows expected to be received. Changes in the present value are recorded to the provision for loan losses.

For its other consumer loans, the Company considers historical and forecasted losses in estimating the related allowance for loan losses. In determining the proper level of the allowance for loan losses related to both credit card and other consumer loans, the Company may also consider other factors, such as current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

Information regarding nonaccrual, past due and restructured loan receivables is as follows (dollars in thousands):

	February 28, 2010	November 30, 2009
Loans over 90 days delinquent and accruing interest	$1,039,430	$481,305
Loans not accruing interest	$433,546	$190,086
Restructured loans (excluded from amounts above)	$235,700	$72,924

As part of certain collection strategies, the Company may place a customer’s account in a permanent workout program under which the loan may be restructured. Such modifications are accounted for in accordance with ASC 310-10, Receivables, under which loan impairment is measured based on the discounted present value of cash flows expected to be collected. All of the Company’s permanent workout loans, which share common risk characteristics and are evaluated collectively on an aggregated basis, had a related allowance for loan losses.

At February 28, 2010 and November 30, 2009, the Company had included $97.7 million and $28.0 million, respectively, in its allowance for loan losses for loans in its permanent workout program. Interest income on these loans is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs.

Additional information regarding loans for which impairment is measured based on the discounted present value of expected future cash flows is presented in the table below (dollars in thousands):

	For the Three Months Ended February 28,
	2010	2009
Average recorded investment in loans	$226,506	$70,356
Interest income recognized during the time within the period these loans were impaired	$605	$191

Information regarding net charge-offs of interest and fee revenues on credit card loans is as follows (dollars in thousands):

	For the Three Months Ended February 28,
	2010	2009
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$267,707	$111,380
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$92,088	$41,118

5.	Credit Card Securitization Activities

The Company accesses the term asset securitization market through DCMT and DCENT, which are trusts into which credit card loan receivables are transferred (or, in the case of DCENT, into which beneficial interests in DCMT are transferred) and from which beneficial interests are issued to investors.

The DCMT debt structure consists of Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties. Credit enhancement is provided by the subordinated Class B certificates, cash collateral accounts, and more subordinated Series 2009-CE certificates that are held by a wholly-owned subsidiary of Discover Bank. The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes. The majority of these more highly subordinated classes of notes are held by subsidiaries of Discover Bank. In addition, there is another series of certificates (Series 2009-SD) issued by DCMT which provides increased excess spread levels to all other outstanding securities of the trusts. The Series 2009-SD certificates are held by a wholly-owned subsidiary of Discover Bank. In January 2010, the Company increased the size of the Class D (2009-1) note and Series 2009-CE certificate to further support the more senior securities of the trusts. The Company was not contractually required to provide this incremental level of credit enhancement but was permitted to do so pursuant to the trusts’ governing documents.

Subsequent to November 30, 2009, the Company’s securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company under ASC 810 and ASC 860. Accordingly, beginning on December 1, 2009, all of the assets and liabilities of the trusts are included directly on the Company’s balance sheet. Trust receivables underlying third-party investors’ interests are recorded in credit card loan receivables—restricted for securitization investors, and the related debt issued by the trusts is reported in long-term borrowings—owed to securitization investors. Additionally, beginning on December 1, 2009, certain other of the Company’s retained interests in the assets of the trusts, principally consisting of investments in DCMT certificates and DCENT notes held by subsidiaries of Discover Bank, now constitute intercompany positions, which are eliminated in the preparation of the Company’s consolidated statement of financial condition. Trust receivables underlying the Company’s various retained interests, including the seller’s interest in trust receivables, are recorded in credit card loan receivables—restricted for securitization investors.

Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts’ creditors. The trusts have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash—for securitization investors. Investment of trust cash balances is limited to investments that are permitted under the governing documents of the trusts and which have maturities no later than the related date on which funds must be made available for distribution to trust investors. With the exception of the seller’s interest in trust receivables, the Company’s interests in trust assets are generally subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt. The carrying values of these restricted assets, which are presented on the Company’s statement of financial condition as relating to securitization activities, are shown in the table below.

February 28, 2010
Cash collateral accounts	$784,474
Collections and interest funding accounts	2,891,526

Restricted cash—for securitization investors	3,676,000
Investors’ interests held by third-party investors	19,988,602
Investors’ interests held by wholly owned subsidiaries of Discover Bank	5,214,053
Seller’s interest	10,174,468

Loan receivables—restricted for securitization investors(1)	35,377,123
Allowance for loan losses(1)	(3,110,462)
Net loan receivables	32,266,661
Other	26,567

Carrying value of assets of consolidated variable interest entities	$35,969,228

(1)	The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

The assets of the consolidated VIEs are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements. Insufficient cash flows would trigger the early repayment of the securities. This is referred to as the “economic early amortization” feature.

Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges billed, certain fee assessments, allocations of merchant discount and interchange, and recoveries on charged-off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive a contractual rate of return and Discover Bank is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are reported to investors as excess spread. An excess spread rate of less than 0% for a contractually specified period, generally a three-month average, would trigger an economic early amortization event. In such an event, the Company would be required to seek immediate sources of replacement funding. Apart from the restricted assets related to securitization activities, the investors and the securitization trusts have no recourse to the Company’s other assets or credit for a shortage in cash flows.

The Company is required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest requirement. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those certificated interests held by the Company). If the level of receivables in the trust was to fall below the required minimum, the Company would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered.

Another feature of the Company’s securitization structure that is designed to protect investors’ interests from loss, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%.

In addition to performance measures associated with the transferred credit card loan receivables, there are other events or conditions which could trigger an early amortization event. As of February 28, 2010, no economic or other early amortization events have occurred.

The tables below provide information concerning investors’ interests and related excess spreads at February 28, 2010 (dollars in thousands):

	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$12,470,812	16
Discover Card Execution Note Trust (DiscoverSeries notes)	12,731,843	25

Total investors’ interests	$25,202,655	41

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread(1)(2)(3)
Group excess spread percentage	11.21%
DiscoverSeries excess spread percentage	10.49%

(1)	DCMT certificates refer to the higher of the Group excess spread (as shown above) or their applicable series excess spread in assessing whether an economic early amortization has been triggered. DiscoverSeries notes refer to the higher of the Group or DiscoverSeries excess spread (both of which are shown above) in assessing whether an economic early amortization has occurred.
(2)	Discount Series (DCMT 2009-SD), which was issued in September 2009, makes principal collections available for reallocation to other series to cover shortfalls in interest and servicing fees and to reimburse charge-offs. Three-month rolling average excess spread rates reflected the availability of these additional collections.
(3)	Excess spread rates used in determining economic early amortization events and other triggers are reflective of the performance of all outstanding investors’ interests, including subordinated interests held by wholly-owned subsidiaries of Discover Bank.

The Company continues to own and service the accounts that generate the loan receivables held by the trusts. Discover Bank receives annual servicing fees from the trusts based on a percentage of the monthly investor principal balance outstanding. Although the fee income to Discover Bank offsets the fee expense to the trusts and thus is eliminated in consolidation, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing income.

The following disclosures apply to securitization activities of the Company prior to December 1, 2009, when transfers of receivables to the trusts were treated as sales in accordance with prior GAAP. At November 30, 2009, the Company’s retained interests in credit card securitizations were accounted for as follows (dollars in thousands):

November 30, 2009
Available-for-sale investment securities	$2,204,969
Held-to-maturity investment securities	2,296,139
Loan receivables (seller’s interest)(1)	9,852,352
Amounts due from asset securitization:
Cash collateral accounts(2)	822,585
Accrued interest receivable	519,275
Interest-only strip receivable	117,579
Other subordinated retained interests	220,288
Other	12,324

Amounts due from asset securitization	1,692,051

Total retained interests	$16,045,511

(1)	Loan receivables net of allowance for loan losses were $9.1 billion at November 30, 2009.
(2)	$0.8 billion was pledged as security against a long-term borrowing.

Retained interests classified as available-for-sale investment securities at November 30, 2009 were carried at amounts that approximated fair value with changes in the fair value estimates recorded in other comprehensive income, net of tax. Retained interests classified as held-to-maturity investment securities were carried at amortized cost. All other retained interests in credit card asset securitizations were recorded in amounts due from asset securitization at amounts that approximated fair value.

Key estimates and sensitivities of fair values reported at November 30, 2009 of certain retained interests to immediate 10% and 20% adverse changes in those estimates were as follows (dollars in millions):

November 30, 2009
Interest-only receivable strip (carrying amount/fair value)	$118
Weighted average life (in months)	3.5
Weighted average payment rate (rate per month)	18.70%
Impact on fair value of 10% adverse change	$(4)
Impact on fair value of 20% adverse change	$(7)
Weighted average principal charge-offs (rate per annum)	9.91%
Impact on fair value of 10% adverse change	$(46)
Impact on fair value of 20% adverse change	$(81)
Weighted average discount rate (rate per annum)	16.50%
Impact on fair value of 10% adverse change	$—
Impact on fair value of 20% adverse change	$(1)
Cash collateral accounts (carrying amount/fair value)	$823
Weighted average discount rate (rate per annum)	1.99%
Impact on fair value of 10% adverse change	$(3)
Impact on fair value of 20% adverse change	$(7)
Certificated retained beneficial interests reported as available-for-sale investment securities (carrying amount/fair value)	$2,205
Weighted average discount rate (rate per annum)	6.58%
Impact on fair value of 10% adverse change	$(14)
Impact on fair value of 20% adverse change	$(27)

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

During the three months ended February 28, 2009, the Company recognized a net revaluation of its subordinated retained interests, principally the interest-only strip receivable, consisting of losses of $98.2 million in securitization income in the condensed consolidated statements of income. For the three months ended February 28, 2009, the Company did not complete any credit card securitizations and, therefore, had no initial gains or increase in the value of the interest-only strip receivable.

The following table summarizes certain cash flow information related to the securitized pool of loan receivables (dollars in millions):

For the Three Months Ended February 28, 2009
Proceeds from third-party investors in new credit card securitizations	$—
Proceeds from collections reinvested in previous credit card securitizations	$10,026
Contractual servicing fees received	$124
Cash flows received from retained interests	$633
Purchases of previously transferred credit card receivables (securitization maturities)	$2,989

The tables below present quantitative information about delinquencies and net principal charge-offs of securitized and non-securitized credit card loans for periods in which transfers of receivables to the securitization trusts were accounted for as sales (dollars in millions):

November 30, 2009
Loans Outstanding:
Managed credit card loans	$47,465
Less: Securitized credit card loans	27,235

Owned credit card loans	$20,230

Loans Over 30 Days Delinquent:
Managed credit card loans	$2,657
Less: Securitized credit card loans	1,540

Owned credit card loans	$1,117

For the Three Months Ended February 28, 2009
Average Loans:
Managed credit card loans	$50,254
Less: Securitized credit card loans	24,145

Owned credit card loans	$26,109

Net Principal Charge-offs:
Managed credit card loans	$820
Less: Securitized credit card loans	396

Owned credit card loans	$424

6.	Deposits

The Company offers its deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (IRA) certificates of deposit to customers through two channels: (i) directly through direct mail, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with brokerage firms (“brokered deposits”). As of February 28, 2010 and November 30, 2009, the Company had approximately $14.8 billion and $12.6 billion, respectively, of direct-to-consumer deposits and approximately $20.1 billion and $19.5 billion, respectively, of brokered deposits.

A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	February 28, 2010	November 30, 2009
Certificates of deposit in amounts less than $100,000(1)	$23,633,342	$22,587,898
Certificates of deposit in amounts of $100,000(1) or greater	4,921,889	4,047,949
Savings deposits, including money market deposit accounts	6,399,212	5,392,659

Total interest-bearing deposits	$34,954,443	$32,028,506

Average annual interest rate	3.40%	3.94%

(1)	Represents the basic insurance amount covered by the FDIC although, effective May 20, 2009, a higher amount of $250,000 of basic insurance per depositor is in effect through December 31, 2013.

At February 28, 2010, certificates of deposit maturing over the next five years and thereafter were as follows (dollars in thousands):

Year	Amount
2010	$8,612,652
2011	$6,789,613
2012	$5,186,548
2013	$4,341,892
2014	$1,971,705
Thereafter	$1,652,821

7.	Long-Term Borrowings

Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in thousands):

	February 28, 2010		November 30, 2009
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Discover Card Master Trust I and Discover Card Execution Note Trust
Fixed rate asset-backed securities(1)	$2,597,936	5.47%	$—	—	5.10% to 5.65% fixed	Various April 2011— September 2017
Floating rate asset-backed securities(1)	14,155,269	0.68%	—	—	1-month LIBOR(2) + 1 to 130 basis points	Various March 2010— July 2014
Floating rate asset-backed securities(1)	1,250,000	0.59%	—	—	3-month LIBOR(2) + 34 basis points	December 2012
Floating rate asset-backed securities and other borrowings(1)	2,033,333	0.81%	—	—	Commercial Paper rate + 32 to 205 basis points	Various March 2010— May 2010

Total Long-Term Borrowings—owed to securitization investors	20,036,538		—
Discover Financial Services (Parent Company)
Floating rate senior notes	400,000	0.78%	400,000	0.83%	3-month LIBOR(2) + 53 basis points	June 2010
Fixed rate senior notes due 2017	399,406	6.45%	399,385	6.45%	6.45% fixed	June 2017
Fixed rate senior notes due 2019	400,000	10.25%	400,000	10.25%	10.25% fixed	July 2019
Discover Bank
Subordinated bank notes due 2019	698,247	8.70%	698,202	8.70%	8.70% fixed	November 2019
Floating rate secured borrowings	456,316	0.68%	528,246	0.74%	Commercial Paper rate + 50 basis points	December 2010(3)
Capital lease obligations	1,693	6.26%	2,268	6.26%	6.26% fixed	Various

Total Other Long-Term Borrowings	2,355,662		2,428,101

Total long-term borrowings	$22,392,200		$2,428,101

(1)	Upon adoption of Statements No. 166 and 167, the Company consolidated $22.3 billion of securitized loan receivables and the related debt issued from the trusts to third-party investors. See Note 2: Change in Accounting Principle for more information. Asset-backed securities are collateralized by loan receivables as described in Footnote 5: Credit Card Securitization Activities.
(2)	London Interbank Offered Rate (“LIBOR”).
(3)	Repayment is dependent upon the available balances of the cash collateral accounts at the various maturities of underlying securitization transactions, with final maturity in December 2010.

The Company has entered into an unsecured credit agreement that is effective through May 2012. The agreement provides for a revolving credit commitment of up to $2.4 billion (of which the Company may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). As of February 28, 2010, the Company had no outstanding balances due under the facility. The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate, LIBOR, the EURIBOR or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and Tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitment may be terminated upon an event of default.

8.	Employee Benefit Plans

The Company sponsors defined benefit pension and other postretirement plans for its eligible U.S. employees. However, as of December 31, 2008 the pension plans no longer provide for the accrual of future benefits. For more information, see the Company’s annual report on Form 10-K for the year ended November 30, 2009.

Net periodic benefit (income) cost expensed by the Company included the following components (dollars in thousands):

	Pension		Postretirement
	For the Three Months Ended February 28,		For the Three Months Ended February 28,
	2010	2009	2010	2009
Service cost, benefits earned during the period	$—	$255	$264	$194
Interest cost on projected benefit obligation	5,214	5,047	347	394
Expected return on plan assets	(5,823)	(6,027)	—	—
Net amortization	406	(2)	(1)	(38)
Net settlements and curtailments	68	—	—	—

Net periodic benefit cost	$(135)	$(727)	$610	$550

9.	Income Taxes

Income tax expense consisted of the following (dollars in thousands):

	For the Three Months Ended February 28,
	2010	2009
Current:
U.S. federal	$37,247	$241,256
U.S. state and local	(3,970)	30,231
International	471	975

Total	33,748	272,462
Deferred:
U.S. federal	(92,799)	(178,019)
U.S. state and local	(8,119)	(18,744)

Total	(100,918)	(196,763)

Income tax (benefit) expense	$(67,170)	$75,699

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended February 28,
	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	5.8	3.8
Other	(1.5)	(0.2)

Effective income tax rate	39.3%	38.6%

10.	Earnings Per Share

Effective December 1, 2009, the Company adopted new accounting guidance on earnings per share, which clarifies that unvested stock-based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in computing earnings per share (“EPS”) using the two-class method. The Company grants restricted stock units (“RSUs”) to certain employees under its stock-based compensation programs, which entitle the recipients to receive nonforfeitable dividend equivalents in the same amount and at the same time as dividends paid to all common stockholders; these unvested awards meet the definition of participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends. Prior period EPS amounts have been restated to conform to current period presentation, although there was no material impact on the previously reported basic or diluted EPS.

The following table presents the calculation of basic and diluted EPS (dollars in thousands, except per share amounts):

	For the Three Months Ended February 28,
	2010	2009
Numerator:
Net (loss) income	$(103,538)	$120,394
Preferred stock dividends	(15,307)	—
Preferred stock accretion	(3,388)	—

Net (loss) income available to common stockholders	(122,233)	120,394
Income allocated to participating securities(1)	—	(2,014)

Net (loss) income allocated to common stockholders	$(122,233)	$118,380

Denominator:
Weighted average shares of common stock outstanding	543,422	480,497
Effect of dilutive common stock equivalents(2)	—	—

Weighted average shares of common stock outstanding and common stock equivalents	543,422	480,497

Basic earnings per share	$(0.22)	$0.25
Diluted earnings per share	$(0.22)	$0.25

(1)	For the three months ended February 28, 2010, no portion of the net loss incurred by the Company was allocated to participating securities as they do not participate in net losses incurred by the Company.
(2)	For the three months ended February 28, 2010, 4.1 million of unexercised stock options and 7.7 million shares related to the warrant issued under the U.S. Treasury’s Capital Purchase Program were excluded from the EPS calculation because the inclusion of such items would have been anti-dilutive given that a net loss was allocated to common stockholders for the period. For the three months ended February 28, 2009, 4.5 million of unexercised stock options were excluded from the EPS calculation because the inclusion of such items would have been anti-dilutive given that the grant date fair value of the unexercised options exceeded their fair value at February 28, 2009.

11.	Capital Adequacy

The Company is subject to capital adequacy guidelines of the Federal Reserve and Discover Bank (the “Bank”), the Company’s main banking subsidiary, is subject to various regulatory capital requirements as administered by the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial position and results of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of February 28, 2010, the Company and the Bank met all capital adequacy requirements to which they were subject.

Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6%

of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. The Company and the Bank met the requirements for well-capitalized status as of February 28, 2010, under the regulatory framework for prompt corrective action established by the FDIC. As of February 28, 2010, there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.

The following table shows the actual capital amounts and ratios of the Company and the Bank as of February 28, 2010 and November 30, 2009 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in thousands):

	Actual		Minimum Capital Requirements			Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
February 28, 2010(1):
Total capital (to risk-weighted assets)
Discover Financial Services	$8,001,721	16.2%	$3,964,705	≥	8.0%	$4,955,881	≥10.0%
Discover Bank	$6,632,835	13.6%	$3,902,558	≥	8.0%	$4,878,197	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$6,639,694	13.4%	$1,982,353	≥	4.0%	$2,973,529	≥6.0%
Discover Bank	$5,005,398	10.3%	$1,951,279	≥	4.0%	$2,926,918	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$6,639,694	9.7%	$2,726,616	≥	4.0%	$3,408,269	≥5.0%
Discover Bank	$5,005,398	7.5%	$2,656,098	≥	4.0%	$3,320,123	≥5.0%
November 30, 2009:
Total capital (to risk-weighted assets)
Discover Financial Services	$9,516,965	17.9%	$4,262,230	≥	8.0%	$5,327,788	≥10.0%
Discover Bank	$8,210,450	15.8%	$4,168,103	≥	8.0%	$5,210,129	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$8,139,309	15.3%	$2,131,115	≥	4.0%	$3,196,673	≥6.0%
Discover Bank	$6,572,320	12.6%	$2,084,052	≥	4.0%	$3,126,077	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$8,139,309	18.1%	$1,798,937	≥	4.0%	$2,248,672	≥5.0%
Discover Bank	$6,572,320	15.9%	$1,657,397	≥	4.0%	$2,071,746	≥5.0%

(1)	Upon adoption of Statements No. 166 and 167, the Company recorded a $1.4 billion reduction to retained earnings, which reduced total capital and Tier 1 capital by the same amount, and a $21.1 billion increase to total assets, which impacted average assets. See Note 2: Change in Accounting Principle for more information. Risk-weighted assets were not significantly impacted by the adoption of Statements No. 166 and 167 as the Company began including securitized assets in its risk-weighted asset calculation beginning in the third quarter 2009 due to actions it took to adjust the credit enhancement structure of the securitization trusts.

12.	Commitments, Contingencies and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2018. At February 28, 2010, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in thousands):

	Capitalized Leases	Operating Leases
2010	$1,342	$4,239
2011	395	5,373
2012	—	6,102
2013	—	4,591
2014	—	4,568
Thereafter	—	16,325

Total minimum lease payments	1,737	$41,198

Less: Amount representing interest	44

Present value of net minimum lease payments	$1,693

Unused commitments to extend credit. At February 28, 2010, the Company had unused commitments to extend credit for consumer and commercial loans of approximately $170 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other consumer loan products, provided there is no violation of conditions in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

Securitized Asset Representations and Warranties. As part of the Company’s securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. Due diligence is performed by the Company which is intended to ensure that asset guideline qualifications are met. If the assets transferred to the trust do not meet certain conforming guidelines, the Company may be required to replace such assets. The Company would replace nonconforming receivables through the allocation of excess seller’s interest or from additional transfers from the unrestricted pool of receivables. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of third-party investor interests, which is already entirely reflected in long-term borrowings owed to securitization investors on the Company’s balance sheet. As such, there is no incremental contingent liability associated with these representations and warranties. Management believes that the probability of an early amortization under these arrangements is low.

Guarantees. The Company has obligations under certain guarantee arrangements, including contracts and indemnification agreements, that contingently require the Company to make payments to the guaranteed party based on changes in an underlying asset, liability or equity security of a guaranteed party, rate or index. Also included as guarantees are contracts that contingently require the Company to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. The Company’s use of guarantees is disclosed below by type of guarantee.

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

The maximum potential amount of future payments related to such contingent obligations is dependent upon the transaction volume processed between the time a counterparty defaults on its settlement and the time at which the Company disables the settlement of any further transactions for the defaulting party, which could be three days to one month depending on the type of guarantee/counterparty. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. While the Company has contractual and/or regulatory remedies to offset these counterparty settlement exposures, in the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees, based on historical transaction volume of up to one month, would be as follows:

February 28, 2010
Diners Club:
Merchant guarantee (in millions)	$211
Inter-licensee guarantee (in millions)	$67
PULSE:
ATM guarantee (in thousands)	$808

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of February 28, 2010, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of February 28, 2010, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.

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

The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Three Months Ended February 28,
	2010	2009
Losses related to merchant chargebacks (in thousands)	$757	$1,655
Aggregate transaction volume (in millions)(1)	$23,996	$22,926

(1)	Represents period transactions processed on the Discover Network to which a potential liability exists which, in aggregate, can differ from credit card sales volume.

The Company has not recorded any contingent liability in the consolidated financial statements related to merchant charge back guarantees at February 28, 2010 and November 30, 2009. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition (in thousands):

	February 28, 2010	November 30, 2009
Settlement withholdings and escrow deposits	$42,969	$38,129

13.	Litigation

The Company filed a lawsuit captioned Discover Financial Services, Inc. v. Visa USA Inc., MasterCard Inc. et al. in the U.S. District Court for the Southern District of New York on October 4, 2004. Through this lawsuit the Company sought to recover substantial damages and other appropriate relief in connection with Visa’s and MasterCard’s illegal anticompetitive practices that, among other things, foreclosed the Company from the credit and debit network services markets. The Company executed an agreement to settle the lawsuit with MasterCard and Visa for up to $2.75 billion on October 27, 2008, which became effective on November 4, 2008 upon receipt of the approval of Visa’s Class B shareholders. At the time of the Company’s 2007 spin-off from Morgan Stanley, the Company entered into an agreement with Morgan Stanley regarding the manner in which the antitrust case against Visa and MasterCard was to be pursued and settled, and how proceeds of the litigation were to be shared (the “Special Dividend Agreement”).

On October 21, 2008, Morgan Stanley filed a lawsuit against the Company in New York Supreme Court for New York County seeking a declaration that Morgan Stanley did not breach the Special Dividend Agreement, did not interfere with any of the Company’s existing or prospective agreements for resolution of the antitrust case against Visa and MasterCard, and that Morgan Stanley is entitled to receive a portion of the settlement proceeds as set forth in the Special Dividend Agreement. On November 18, 2008, the Company filed its response to Morgan Stanley’s lawsuit, which included counterclaims against Morgan Stanley for interference with the Company’s efforts to resolve the antitrust lawsuit against Visa and MasterCard and willful and material breach of the Special Dividend Agreement, which expressly provided that the Company would have sole control over the investigation, prosecution and resolution of the antitrust lawsuit.

Subsequent to a ruling by the New York State Court, the Company estimated that the amount that was probable it would owe to Morgan Stanley was $837.7 million as of November 30, 2009. Of this amount, $808.8 million was recorded as Special dividend—Morgan Stanley in liabilities on the statement of financial condition with an offset to retained earnings and $28.9 million of interest related to delayed payment was recorded in other expense. On February 11, 2010, the Company entered into a Settlement Agreement and Mutual Release with Morgan Stanley, in which each party released and discharged the other party from claims related to the sharing of proceeds from the antitrust suit against Visa and MasterCard. On the same day, the Company entered into a First Amendment to the Separation and Distribution Agreement dated as of June 29, 2007 (the “First Amendment”)

with Morgan Stanley. The First Amendment provides that payments that Morgan Stanley receives from the Company in connection with the settlement of the antitrust litigation with Visa and MasterCard shall not exceed a total of $775 million, inclusive of any accrued and unpaid interest and fees under the agreement. In addition, on the same day, the Company paid Morgan Stanley $775 million from restricted cash held in an escrow account in complete satisfaction of its obligations under the Special Dividend Agreement.

Upon payment of the $775 million, the Company reversed the $28.9 million that had been recorded in other expense in the fourth quarter 2009 and recorded a reduction to the liability attributable to the special dividend from $808.8 million to $775 million with an offsetting increase to retained earnings.

14.	Fair Value Disclosures

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

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	February 28, 2010		November 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$12,728,321	$12,728,321	$13,020,719	$13,020,719
Restricted cash—special dividend escrow	$—	$—	$643,311	$643,311
Restricted cash—for securitization investors	$3,676,000	$3,676,000	$—	$—
Other short-term investments	$175,000	$175,000	$1,350,000	$1,350,000
Investment securities:
Available-for-sale	$648,144	$648,144	$2,645,481	$2,645,481
Held-to-maturity	$89,437	$85,446	$2,389,816	$1,953,990
Net loan receivables	$45,886,156	$46,102,359	$21,867,185	$21,984,317
Amounts due from asset securitization	$—	$—	$1,692,051	$1,692,051
Financial Liabilities
Deposits	$35,051,666	$36,166,318	$32,093,012	$33,139,823
Long-term borrowings—owed to securitization investors	$20,036,538	$20,180,737	$—	$—
Other long-term borrowings	$2,355,662	$2,464,726	$2,428,101	$2,524,320

Fair Value of Assets and Liabilities Held at February 28, 2010. Below are descriptions of the techniques used to estimate the fair value of financial instruments on the Company’s statement of financial condition as of February 28, 2010.

Cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the low level of risk these assets present to the Company as well as the relatively liquid nature of these assets, particularly given their short maturities.

Restricted cash. The carrying value of restricted cash approximates fair value due to the low level of risk these assets present to the Company, particularly given their short maturities.

Other short-term investments. The carrying value of other short-term investments approximates fair value due to the low level of risk these assets present to the Company as well as the relatively liquid nature of these assets, particularly given their maturities of less than one year.

Available-for-sale investment securities. Investment securities classified as available for sale are recorded at their estimated fair values. These financial assets consist primarily of credit card asset-backed securities issued by other institutions and mortgage-backed commercial paper notes of one issuer. Fair values of credit card asset-backed securities of other issuers are estimated utilizing quoted market prices for the same or similar securities. The commercial paper notes classified as available for sale are currently in default. Because they are no longer traded, fair value of the notes is determined utilizing a valuation analysis reflecting an estimate of the market value of the assets held by the issuer, Golden Key U.S. LLC.

Held-to-maturity investment securities. Held-to-maturity investment securities are generally valued using the estimated fair values based on quoted market prices for the same or similar securities.

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

Long-term borrowings—owed to securitization investors. Fair values of long-term borrowings owed to securitization investors are determined utilizing quoted market prices of the same or similar transactions.

Other long-term borrowings. Fair values of other long-term borrowings are determined utilizing current observable market prices for those transactions, if available. If there are no observable market transactions, then fair values are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar remaining maturities and repricing terms.

Fair Value of Assets Held at November 30, 2009. Below are descriptions of the techniques used to calculate the fair value of financial instruments on the Company’s statements of financial condition as of November 30, 2009 which were subsequently derecognized, reclassified or eliminated in consolidation as a result of the adoption of Statements No. 166 and 167 on December 1, 2009.

Available-for-sale investment securities. Fair value of certain certificated subordinated interests issued by DCENT that were acquired by a wholly-owned subsidiary of the Company were estimated utilizing discounted cash flow analyses, where estimated contractual principal and interest cash flows were discounted at current market rates for the same or comparable transactions, if available. If there was little or no market activity, discount rates were derived from indicative pricing observed in the most recent active market for such instruments, adjusted for changes reflective of incremental credit risk, liquidity risk, or both.

Held-to-maturity investment securities. The estimated fair values of certain certificated subordinated interests issued by DCENT and DCMT were derived utilizing a discounted cash flow analysis, where estimated contractual principal and interest cash flows were discounted at market rates for comparable transactions, if available. If there was little or no market activity on which to conclude an appropriate discount rate for similarly rated instruments, the discount rate is interpolated from recent pricing observed on similar asset classes, adjusted for incremental credit risk, liquidity risk, or both, to reflect, for example, the risk related to the lower rating on the instrument being valued than that which was observed. A substantial portion of these investment securities were zero coupon certificated retained interests in DCENT and DCMT, the aggregate carrying value, or amortized cost, exceeded fair value.

Amounts due from asset securitization. Carrying values of the portion of amounts due from asset securitization that were short term in nature approximated their fair values. Fair values of the remaining assets recorded in amounts due from asset securitization reflected the present value of estimated future cash flows utilizing management’s best estimate of key assumptions with regard to credit card loan receivable performance and interest rate environment projections.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. ASC 820 defines fair value, establishes a fair value hierarchy that distinguishes between valuations that are based on observable inputs from those based on unobservable inputs, and requires certain disclosures about those measurements. The table below presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at February 28, 2010, and indicates the level within the fair value hierarchy with which each of those items is associated. In general, fair values determined by Level 1 inputs are defined as those that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs are those that utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active or inactive markets, quoted prices for the identical assets in an inactive market, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Fair values determined by Level 3 inputs are those based on unobservable inputs, and include situations where there is little, if any, market activity for the asset or liability being valued. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Also, the FASB clarified in ASC 820-10-35 that it is not appropriate to automatically conclude that any transaction price in an inactive market is determinable of fair value and, thus, the use of Level 3 inputs may result in fair value estimates that are more reliable than those that would be indicated by the use of observable prices in a market that is not active.

Disclosures concerning assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at February 28, 2010
Assets
Available-for-sale investment securities	$17	$585,956	$62,171	$648,144
Balance at November 30, 2009
Assets
Available-for-sale investment securities	$15	$—	$2,645,466	$2,645,481
Amounts due from asset securitization(1)	$—	$—	$940,164	$940,164

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

	Balance at November 30, 2009	Derecognition of assets upon adoption of Statement No. 167		Total Realized and Unrealized Gains (Losses)		Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at February 28, 2010
Assets
Available-for-sale investment securities	$2,645,466	$(2,204,969)		$3,379	(1)	$—	$(381,705)	$62,171
Amounts due from asset securitization	$940,164	$(940,164)		$—		$—	$—	$—

	Balance at November 30, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Sales, Other Settlements and Issuances, net		Net Transfers In and/ or Out of Level 3	Balance at February 28, 2009
Assets
Available-for-sale investment securities	$1,127,090	$1,633	(3)	$73,799		$—	$1,202,522
Amounts due from asset securitization(2)	$1,421,567	$(98,242	)(4)	$(168,684)		$—	$1,154,641

(1)	Reflects unrealized pretax gains of $3.4 million recorded in other comprehensive income in the condensed consolidated statement of financial condition.
(2)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.
(3)	Includes $1.9 million of accreted income recorded in other income, partially offset by a net unrealized pretax loss of $0.3 million recorded in other comprehensive income in the condensed consolidated statement of financial condition. Amounts included in other comprehensive income are recorded on an after tax basis.
(4)	This unrealized loss is recorded in securitization income in the condensed consolidated statement of income.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three months ended February 28, 2010, the Company had no impairments related to these assets.

As of February 28, 2010, the Company had not made any fair value elections with respect to any of its eligible assets and liabilities as permitted under ASC 825-10-25.

15.	Segment Disclosures

The Company’s business activities are managed in two segments: Direct Banking and Payment Services.

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

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•

Prior to adoption of Statements 166 and 167, segment information was presented on a managed basis because management considered the performance of the entire managed loan portfolio in managing the business. A managed basis presentation, which is a non-GAAP presentation, involved reporting securitized loans with the Company’s owned loans and reporting the earnings on securitized loans in the same manner as the owned loans instead of as securitization income. Although similar, a managed basis presentation is not the same as presenting a full consolidation of the trusts, and therefore, certain information may not be comparable between current and prior periods, particularly related to net interest income, provision for loan losses and other income. Subsequent to the consolidation of securitized assets and liabilities in connection with the adoption of Statements No. 166 and 167, there is no distinction between securitized and non-securitized assets on a GAAP basis. See Note 2: Change in Accounting Principle for more information.

•

Other accounting policies applied to the operating segments are consistent with the accounting policies described in Note 2: Summary of Significant Accounting Policies to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended November 30, 2009.

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

The following table presents segment data on a GAAP basis for the three months ended February 28, 2010 and on a managed basis with a reconciliation to a GAAP presentation for the three months ended February 28, 2009 (dollars in thousands):

	GAAP Basis
For the Three Months Ended	Direct Banking	Payment Services	Total
February 28, 2010
Interest income	$1,559,147	$3	$1,559,150
Interest expense	413,686	38	413,724

Net interest income	1,145,461	(35)	1,145,426
Provision for loan losses	1,387,206	–	1,387,206
Other income	480,341	65,535	545,876
Other expense	446,261	28,543	474,804

(Loss) income before income tax expense	$(207,665)	$36,957	$(170,708)

	Managed Basis			Securitization Adjustment(1)	GAAP Basis
For the Three Months Ended	Direct Banking	Payment Services	Total		Total
February 28, 2009
Interest income	$1,603,362	$487	$1,603,849	$(788,056)	$815,793
Interest expense	438,338	79	438,417	(125,697)	312,720

Net interest income	1,165,024	408	1,165,432	(662,359)	503,073
Provision for loan losses	1,333,673	—	1,333,673	(395,860)	937,813
Other income(2)	863,223	60,234	923,457	266,499	1,189,956
Other expense	527,407	31,716	559,123	—	559,123

Income from continuing operations before income tax expense	$167,167	$28,926	$196,093	$—	$196,093

(1)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(2)	The three months ended February 28, 2009 includes $475 million of income related to the Visa and MasterCard antitrust litigation settlement, which is included in the Direct Banking segment.

16.	Subsequent Events

On March 8, 2010, the Company acquired approximately $1 billion of certain savings accounts from E*TRADE Bank.

On March 16, 2010, the Company received regulatory approval to redeem the $1.2 billion of preferred stock that it issued to the U.S. Treasury under the Troubled Asset Relief Program Capital Purchase Program. Prior to such redemption, Discover Bank will issue a minimum of $350 million of Tier 2 qualifying capital in the form of subordinated debt. The subordinated debt offering is currently expected to be completed during the second quarter, subject to market conditions.

The Company did not have any other subsequent events that would require recognition or disclosure in the financial statements and footnotes as of and for the three months ended February 28, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. These forward-looking statements speak only as of the date of this quarterly report, and there is no undertaking to update or revise them as more information becomes available.

The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt, and investor sentiment; the impact of current, pending and future legislation, regulation and regulatory and legal actions, including new laws and rules limiting or modifying certain credit card practices, new laws and rules affecting securitizations, new laws and rules related to government programs to stabilize the financial markets, and regulations and supervisory guidance related to bank holding companies; the restrictions on our operations resulting from financing transactions including our participation in the U.S. Treasury’s Capital Purchase Program; the actions and initiatives of current and potential competitors; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants; our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; our ability to increase or sustain Discover card usage or attract new customers; our ability to attract new merchants and maintain relationships with current merchants; the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events; fraudulent activities or material security breaches of key systems; our ability to introduce new products and services; our ability to sustain our investment in new technology and manage our relationships with third-party vendors; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; difficulty financing or integrating new businesses, products or technologies; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of or investments in businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.

Additional factors that could cause our results to differ materially from those described below can be found in this section in this quarterly report and in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended November 30, 2009, filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).

Introduction and Overview

Discover Financial Services is a leading credit card issuer in the United States and an electronic payment services company. Through our Discover Bank subsidiary, we offer our customers credit cards, other consumer loans and deposit products. Through our DFS Services LLC subsidiary and its subsidiaries, we operate the Discover Network, the PULSE Network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network provides credit card transaction processing for Discover card-branded and third-party issued credit cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE Network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network that grants rights to licensees, which are generally financial institutions, to issue Diners Club branded credit cards and/or to provide card acceptance services. Our Diners Club business also offers transaction processing and marketing services to licensees globally. Our fiscal year ends on November 30 of each year.

Our primary revenues consist of interest income earned on loan receivables and fees earned from customers, merchants and issuers. The primary expenses required to operate our business include funding costs (interest expense), loan loss provisions, customer rewards, and expenses incurred to grow, manage and service our loan receivables and networks. Our business activities are funded primarily through the raising of consumer deposits, securitization of loan receivables and the issuance of both secured and unsecured debt.

Change in Accounting Principle Related to Off-Balance Sheet Securitizations

Beginning with this report on Form 10-Q for the quarterly period ended February 28, 2010, we have included the trusts used in our securitization activities in our consolidated financial results in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“Statement No. 166”) (codified under the FASB Accounting Standards Codification (“ASC”) Section 860, Transfers and Servicing) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretations No. 46(R) (“Statement No. 167”) (codified under ASC Section 810, Consolidation), which were effective for us at the beginning of our current fiscal year, December 1, 2009.

Under Statement No. 166, the trusts used in our securitization transactions are no longer exempt from consolidation. Statement No. 167 prescribes an ongoing assessment of our involvement in the activities of the trusts and our rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated on our financial statements. Based on our assessment, we concluded that we are the primary beneficiary of the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) (the “trusts”) and accordingly, we began consolidating the trusts on December 1, 2009. Using the carrying amounts of the trust assets and liabilities as prescribed by Statement No. 167, we recorded a $21.1 billion increase in total assets, a $22.4 billion increase in total liabilities and a $1.3 billion decrease in stockholders’ equity (comprised of a $1.4 billion decrease in retained earnings offset by an increase of $0.1 billion in accumulated other comprehensive income). The significant adjustments to our statement of financial condition upon adoption of Statements No. 166 and 167 are outlined below:

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

Beginning with the first quarter 2010, our results of operations no longer reflect securitization income, but instead report interest income, net charge-offs and certain other income associated with all securitized loan receivables and interest expense associated with debt issued from the trusts to third-party investors in the same line items in our results of operations as non-securitized credit card loan receivables and corporate debt. Additionally, we no longer record initial gains on new securitization activity since securitized credit card loans no longer receive sale accounting treatment. Also, there are no gains or losses on the revaluation of the interest-only strip receivable as that asset is not recognizable in a transaction accounted for as a secured borrowing. Because our securitization transactions are being accounted for under the new accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions are presented as cash flows from financing activities rather than as cash flows from operating or investing activities. Notwithstanding this accounting treatment, our securitizations are structured to legally isolate the receivables from Discover Bank, and we would not expect to be able to access the assets of our securitization trusts, even in insolvency, receivership or conservatorship proceedings. We do, however, continue to have the rights associated with our retained interests in the assets of these trusts.

Reconciliations of GAAP to As Adjusted Data

We did not retrospectively adopt Statements No. 166 and 167 and, therefore, the financial statements presented in “Part I. Item 1” of this quarterly report as of and for the three months ended February 28, 2010 reflect the new accounting requirements, but the historical statement of financial condition as of November 30, 2009 and statement of income and statement of cash flows for the three months ended February 28, 2009 continue to reflect the accounting applicable prior to the adoption of the new accounting requirements.

To enable the reader to better understand our financial information by reflecting period-over-period data on a consistent basis, Management’s Discussion and Analysis presents our financial information as of and for the three months ended February 28, 2010 as compared to adjusted results of operations data for the three months ended February 28, 2009 and adjusted credit card loan receivables data as of November 30, 2009. Management reviews the as adjusted financial information in its decision-making and in evaluating the business. Therefore, management believes the following adjusted financial information is useful to investors as it aligns with management’s view of the business. The as adjusted amounts:

•	show how our financial data would have been presented if the trusts used in our securitization activities were consolidated into our financial statements for such historical periods; and

•	remove the impact of income received in connection with the settlement of our antitrust litigation with Visa and MasterCard. For more information, see “Legal Proceedings.”

The impacts of Statements No. 166 and 167 on our earnings summary, detail of other income and Direct Banking segment information are reflected in two steps in the reconciliation of GAAP to as adjusted data in the tables below. First, we made securitization adjustments to reverse the effect of loan securitization by recharacterizing securitization income to report interest income, income expense, provision for loan losses, discount and interchange revenue and loan fee income in the same line items as non-securitized loans. These adjustments result in a “managed basis” presentation, which we have historically included in our quarterly and annual reports to reflect the way in which our senior management evaluated our business performance and allocated resources in the past.

Then, additional adjustments were made to reflect results as if the trusts used in our securitization activities had been fully consolidated in our historical results. These adjustments include:

•	Elimination of interest income and interest expense related to certificated retained interests classified as investment securities and associated intercompany debt;

•	An adjustment to the provision for loan losses for the change in securitized loan receivables;

•	Elimination of the revaluation gains or losses associated with the interest-only strip receivable, which was derecognized upon adoption; and

•	An adjustment to reflect the income tax effects related to these adjustments.

The impacts of Statements No. 166 and 167 on our effective tax rate, loan receivables and average balance sheet information are reflected in one step, rather than two, in the reconciliation of GAAP to as adjusted data in the tables below as there is no meaningful difference between such information on a managed basis as compared to an as adjusted basis.

Earnings Summary and Reconciliation

	For the Three Months Ended February 28, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Interest income	$815,793	$788,056	$1,603,849	$(992	)(A)	$1,602,857
Interest expense	312,720	125,697	438,417	(11,535	)(B)	426,882

Net interest income	503,073	662,359	1,165,432	10,543		1,175,975
Provision for loan losses	937,813	395,860	1,333,673	143,411	(C)	1,477,084

Net interest income after provision for loan losses	(434,740)	266,499	(168,241)	(132,868)		(301,109)
Antitrust litigation settlement	474,841	—	474,841	(474,841	)(D)	—
Other income	715,115	(266,499)	448,616	98,242	(E)	546,858

Total other income	1,189,956	(266,499)	923,457	(376,599)		546,858
Total other expense	559,123	—	559,123	—		559,123

Income (loss) before income tax expense	196,093	—	196,093	(509,467)		(313,374)
Income tax expense (benefit)	75,699	—	75,699	(192,745	)(F)	(117,046)

Net income (loss)	$120,394	$—	$120,394	$(316,722)		$(196,328)

(A)	Elimination of interest income on certificated retained interests previously classified as investment securities and balance transfer fee income previously included in gain/loss on interest-only strip asset.
(B)	Elimination of interest expense on certificated retained interests previously classified as investment securities and an interest expense adjustment related to the discount on securitized borrowings.
(C)	Provision for loan loss on the period to period change in securitized loans.
(D)	Exclusion of settlement proceeds related to the Visa and MasterCard antitrust litigation.
(E)	Elimination of gain/loss related to revaluation of interest-only strip receivable and cash collateral accounts.
(F)	Estimated income tax benefit on the pretax loss related to Statement No. 167 adjustments and exclusion of taxes on the Visa/MasterCard antitrust litigation settlement.

Other Income and Reconciliation

	For the Three Months Ended February 28, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Other Income
Securitization income	$417,883	$(417,883)	$—	$—		$—
Discount and interchange revenue	75,267	161,947	237,214	—		237,214
Fee products	74,776	25,818	100,594	—		100,594
Loan fee income	68,022	61,861	129,883	—		129,883
Transaction processing revenue	28,866	—	28,866	—		28,866
Merchant fees	12,837	—	12,837	—		12,837
Loss on investment securities	(805)	—	(805)	—		(805)
Antitrust litigation settlement	474,841	—	474,841	(474,841	)(A)	—
Other income	38,269	(98,242)	(59,973)	98,242	(B)	38,269

Total other income	$1,189,956	$(266,499)	$923,457	$(376,599)		$546,858

(A)	Exclusion of settlement proceeds related to the Visa and MasterCard antitrust litigation.
(B)	Elimination of gain/loss related to revaluation of interest-only strip receivable and cash collateral accounts.

Effective Tax Rate and Reconciliation

	For the Three Months Ended February 28, 2009
GAAP	38.6%
Adjustments	(1.2	)(A)

As Adjusted	37.4%

(A)	Adjustment reflects the fact that the tax rate applied to the Visa and MasterCard antitrust litigation settlement proceeds was lower than the consolidated tax rate as it was calculated on a legal entity basis.

Direct Banking Segment Summary and Reconciliation

	For the Three Months Ended February 28, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Interest income	$815,306	$788,056	$1,603,362	$(992	)(A)	$1,602,370
Interest expense	312,641	125,697	438,338	(11,535	)(B)	426,803

Net interest income	502,665	662,359	1,165,024	10,543		1,175,567
Provision for loan losses	937,813	395,860	1,333,673	143,411	(C)	1,477,084
Other income	1,129,722	(266,499)	863,223	(376,599	)(D)	486,624
Other expense	527,407	—	527,407	—		527,407

Income (loss) before income tax expense	$167,167	—	$167,167	$(509,467	)(E)	$(342,300)

(A)	Elimination of interest income on certificated retained interests previously classified as investment securities and balance transfer fee income previously included in gain/loss on interest-only strip asset.
(B)	Elimination of interest expense on certificated retained interests previously classified as investment securities and an interest expense adjustment related to the discount on securitized borrowings.
(C)	Provision for loan loss on the period-to-period change in securitized loans.
(D)	Exclusion of settlement proceeds related to Visa/MasterCard antitrust litigation and elimination of gain/loss related to revaluation of interest-only strip receivable and cash collateral accounts.
(E)	Estimated income tax on the pretax loss related to Statement No. 167 adjustments and exclusion of taxes on the Visa/MasterCard antitrust litigation settlement.

Loan Receivables Data and Reconciliation

	As of and for the Three Months Ended February 28, 2009
	Total Loan Receivables	Total Credit Card Loans
	(dollars in thousands)
Loan receivables
GAAP	$28,034,208	$26,156,681
Adjustments for Statement No. 167	22,854,496	22,854,496

As Adjusted	$50,888,704	$49,011,177

Allowance for loan losses (beginning of period)
GAAP	$1,374,585	$1,317,811
Adjustments for Statement No. 167	1,379,772	1,379,772

As Adjusted	$2,754,357	$2,697,583

Provision for loan losses
GAAP	$937,813	$901,858
Adjustments for Statement No. 167	539,271	539,271

As Adjusted	$1,477,084	$1,441,129

Charge-offs
GAAP	$(481,279)	$(471,417)
Adjustments for Statement No. 167	(441,155)	(441,155)

As Adjusted	$(922,434)	$(912,572)

Recoveries
GAAP	$47,823	$47,634
Adjustments for Statement No. 167	45,296	45,296

As Adjusted	$93,119	$92,930

Net charge-offs
GAAP	$(433,456)	$(423,783)
Adjustments for Statement No. 167	(395,859)	(395,859)

As Adjusted	$(829,315)	$(819,642)

Allowance for loan losses (end of period)
GAAP	$1,878,942	$1,795,886
Adjustments for Statement No. 167	1,523,184	1,523,184

As Adjusted	$3,402,126	$3,319,070

Reserve rate (beginning of period)
GAAP	5.45%	5.53%
Adjustments for Statement No. 167	(0.06)	(0.10)

As Adjusted	5.39%	5.43%

Reserve rate (end of period)
GAAP	6.70%	6.87%
Adjustments for Statement No. 167	(0.01)	(0.10)

As Adjusted	6.69%	6.77%

Net charge-offs %
GAAP	6.34%	6.58%
Adjustments for Statement No. 167	0.14	0.04

As Adjusted	6.48%	6.62%

Delinquency rate (Over 30 Days)
GAAP	5.04%	5.32%
Adjustments for Statement No. 167	0.22	0.09

As Adjusted	5.26%	5.41%

Delinquency rate (Over 90 Days)
GAAP	2.57%	2.73%
Adjustments for Statement No. 167	0.12	0.05

As Adjusted	2.69%	2.78%

Credit Card Loans	As of and for the Three Months Ended November 30, 2009
	(dollars in thousands)
Discover Card (consumer credit card)
GAAP	$19,826,153
Adjustments for Statement No. 167	27,229,062

As Adjusted	$47,055,215

Total credit card loans
GAAP	$20,230,302
Adjustments for Statement No. 167	27,229,062

As Adjusted	$47,459,364

Allowance for loan losses and reserve rate (end of period)
GAAP	$1,647,086	8.14%
Adjustments for Statement No. 167	2,144,461	(0.15)

As Adjusted	$3,791,547	7.99%

Total Loans
Total loans
GAAP	$23,625,084
Adjustments for Statement No. 167	27,229,062

As Adjusted	$50,854,146

Allowance for loan losses and reserve rate (end of period)
GAAP	$1,757,899	7.44%
Adjustments for Statement No. 167	2,144,461	0.23

As Adjusted	$3,902,360	7.67%

Net loans
GAAP	$21,867,185
Adjustments for Statement No. 167	25,084,601

As Adjusted	$46,951,786

Net charge-off rate
GAAP	7.98%
Adjustments for Statement No. 167	0.45

As Adjusted	8.43%

Loans over 30 days delinquent
GAAP	$1,161,497	4.92%
Adjustments for Statement No. 167	1,539,462	0.39

As Adjusted	$2,700,959	5.31%

Loans over 90 days delinquent and accruing interest
GAAP	$522,190	2.21%
Adjustments for Statement No. 167	694,864	0.18

As Adjusted	$1,217,054	2.39%

Loans not accruing interest
GAAP	$190,086	0.80%
Adjustments for Statement No. 167	248,192	0.06

As Adjusted	$438,278	0.86%

Average Balance Sheet Reconciliation

	For the Three Months Ended February 28, 2009
	Average Balances	Interest Income/Expense	Yield
	(dollars in thousands, except where noted)
Average restricted cash
GAAP	$—	$—	—%
Adjustments for Statement No. 167	2,830,081	7,715	1.11

As Adjusted	$2,830,081	$7,715	1.11%

Average investment securities
GAAP	$1,262,145	$15,584	5.01%
Adjustments for Statement No. 167	(985,506)	(11,672)	0.73

As Adjusted	$276,639	$3,912	5.74%

Average credit card loan receivables
GAAP	$26,109,533	$733,499	11.39%
Adjustments for Statement No. 167	24,133,633	798,736	0.98

As Adjusted	$50,243,166	$1,532,235	12.37%

Average total loan receivables
GAAP	$27,733,143	$768,732	11.24%
Adjustments for Statement No. 167	24,133,633	798,736	1.02

As Adjusted	$51,866,776	$1,567,468	12.26%

Average other interest-earning assets
GAAP	$2,730,081	$7,715	1.15%
Adjustments for Statement No. 167	(2,730,081)	(7,715)	(1.15)

As Adjusted	$—	$—	—%

Average total interest-earning assets
GAAP	$39,016,034	$815,793	8.48%
Adjustments for Statement No. 167	23,248,127	787,064	1.96

As Adjusted	$62,264,161	$1,602,857	10.44%

Average allowance for loan losses
GAAP	$(1,571,483)
Adjustments for Statement No. 167	(1,424,913)

As Adjusted	$(2,996,396)

Average other assets (non-interest bearing)
GAAP	$3,118,383
Adjustments for Statement No. 167	(80,960)

As Adjusted	$3,037,423

Average total assets
GAAP	$40,562,934
Adjustments for Statement No. 167	21,742,254

As Adjusted	$62,305,188

Average securitized borrowings
GAAP	$—	$—	—%
Adjustments for Statement No. 167	23,416,031	114,162	1.98

As Adjusted	$23,416,031	$114,162	1.98%

Average total borrowings
GAAP	$2,804,196	$15,594	2.26%
Adjustments for Statement No. 167	23,416,031	114,162	(0.25)

As Adjusted	$26,220,227	$129,756	2.01%

Average total interest-bearing liabilities
GAAP	$31,419,983	$312,720	4.04%
Adjustments for Statement No. 167	23,416,031	114,162	(0.88)

As Adjusted	$54,836,014	$426,882	3.16%

For the Three Months Ended February 28, 2009
Average Balances
(dollars in thousands, except where noted)
Average other liabilities and stockholders’ equity (non-interest earning)
GAAP	$9,142,951
Adjustments for Statement No. 167	(1,673,777)

As Adjusted	$7,469,174

Average total liabilities and stockholders’ equity
GAAP	$40,562,934
Adjustments for Statement No. 167	21,742,254

As Adjusted	$62,305,188

Ratios and Other Amounts
Net interest margin
GAAP	5.23%
Adjustments for Statement No. 167	2.43

As Adjusted	7.66%

Interest rate spread
GAAP	4.44%
Adjustments for Statement No. 167	2.84

As Adjusted	7.28%

Amortization of balance transfer fees in interest income on credit card loans (dollars in millions)
GAAP	$33.5
Adjustments for Statement No. 167	22.8

As Adjusted	$56.3

Highlights

•

In the first quarter 2010, we had a net loss of $104 million compared to an as adjusted net loss of $196 million in the first quarter 2009. The results for the first quarter 2010 included an addition of $305 million to our as adjusted allowance for loan losses as compared to an addition of $648 million to the as adjusted allowance in the first quarter 2009. During the quarter, we enhanced our estimate, which broadened the identification of the loss emergence period for non-delinquent loans and resulted in approximately 12 months of loss coverage. At February 28, 2010, our allowance for loan losses was $4.2 billion, an increase of $805 million compared to our as adjusted allowance at February 28, 2009.

•

Discover card sales volume increased 5% in the first quarter over the prior year. At February 28, 2010, we had $50.1 billion of total loan receivables compared to $50.9 billion at February 28, 2009 as adjusted, as a decline in credit card loans due to fewer promotional rate offers in the second half of 2009 and higher charge-offs were almost entirely offset by continued growth in our student and personal loans. The interest yield on credit card loans increased 33 basis points from the first quarter 2009 as adjusted, reflecting a reduction in promotional rate balances and higher interest rates on standard balances, partially offset by higher interest charge-offs.

•

The net charge-off rate of 8.51% for the first quarter was slightly higher than the net charge-off rate of 8.43% in the fourth quarter 2009 as adjusted, while the over 30 days delinquency rate of 5.05% for the first quarter was lower than the over 30 days delinquency rate of 5.31% in the fourth quarter 2009 as adjusted.

•

We continued to remain focused on controlling our operating expenses during the first quarter. Other expense was down $84 million, or 15%, from the first quarter 2009, reflecting the impact of cost containment initiatives and lower marketing expenses, as well as the reversal of $29 million that had been recorded in other expense in the fourth quarter 2009 related to the payment to Morgan Stanley under an amendment to the special dividend agreement. Excluding the $29 million expense reversal, other expense would have been down $55 million, or 11%.

•

The Payment Services segment profit before tax was up 28% to $37 million, compared to first quarter 2009, as a result of higher revenues and lower expenses within the segment. Additionally, transaction volume was $36 billion, a 2% increase from the prior year period.

Outlook

We have seen certain positive trends in the first quarter of 2010, indicating some improvement in the economic environment. Discover card sales volume grew 5% in the first quarter as compared to the first quarter 2009, and the over 30 days delinquency rate of 5.05% declined from 5.26% in the first quarter 2009 as adjusted. Despite this improvement, charge-offs remain high in comparison to historical levels, but have been relatively flat over the past three quarters as adjusted.

The allowance for loan losses increased $305 million from the as adjusted allowance at November 30, 2009. We enhanced our estimate which broadens the identification of loss emergence in non-delinquent loans, resulting in approximately 12 months of loss coverage. Going forward, we expect that the allowance for loan losses will rise or fall as it has historically with deterioration or improvements in delinquency rates and credit conditions.

Our liquidity investment portfolio was elevated at November 30, 2009 to ensure availability of adequate funds to repay the relatively high level of maturities in the first half of 2010. At February 28, 2010, our liquidity investment portfolio had declined to $12.7 billion, and we expect it will continue to decline as scheduled maturities beyond second quarter 2010 are expected to decline. We will continue to emphasize direct-to-consumer deposits as a primary source of funding, the balance of which grew $2.3 billion in the first quarter as compared to fourth quarter 2009. In February 2010, we issued our first public non-TALF (Term Asset-Backed Securities Loan Facility) asset-backed securities transaction since June 2008 for $750 million.

In the third quarter 2009, we made several changes to new and existing credit card accounts, which boosted interest yield on credit card loans. However, as we continue through 2010, those changes will be offset by the impact of the requirements of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”). The full impact of the CARD Act remains uncertain, although we expect to experience a decline in interest yield on credit card loan receivables during the year. Recent legislation requires all federal student loans to be made directly by the federal government starting July 2010, but allows financial institutions to continue offering private student loans. Therefore, we do not currently expect this legislation to have a significant impact on our private student loan program.

We plan to continue making investments to build our brand and global acceptance network for credit, debit and cash access transactions. We expect that our strategic network alliances with key global network players, along with continued development of merchant acquirer relationships, will provide a foundation to drive global acceptance and volumes.

We have received regulatory approval to redeem the $1.2 billion of preferred stock that we issued to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”). Prior to such redemption, Discover Bank will issue a minimum of $350 million of Tier 2 qualifying capital in the form of subordinated debt. The subordinated debt offering is currently expected to be completed during the second quarter, subject to market conditions.

Legislative and Regulatory Developments

Legislation Addressing Credit Card Practices

In May 2009, the CARD Act was enacted. The CARD Act makes numerous changes to the Truth in Lending Act, affecting the marketing, underwriting, pricing, billing and other aspects of the consumer credit card business. Several provisions of the CARD Act became effective in August 2009, but most of the requirements became effective in February 2010 and others will become effective in August 2010. The CARD Act and its implementing regulations:

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

•	Prohibit the use of the two-cycle average daily balance method of calculating interest and prohibit the assessment of interest on any portion of a balance that is repaid within the grace period;

•	Require penalty fees (e.g., late fees, returned payment fees and over-limit fees) to be “reasonable” and “proportional” to the consumer’s violation of the account terms;

•	Prohibit card issuers from imposing over-limit fees unless the cardholder has expressly opted-in to the issuer authorizing such over-limit transactions, and imposes other limits on such fees;

•	Require card issuers to review accounts at least every six months when an APR has been increased to determine whether the APR should be reduced;

•

Prohibit issuance of a credit card to a consumer under the age of 21 unless there is a co-signer over the age of 21 who has a means to repay or the individual under the age of 21 has an independent means to repay; and

•	Require new billing statement disclosures, such as the length of time and cost of paying down the account balances if only minimum payments are made.

A number of the CARD Act’s requirements reflected our existing practices and did not or will not require modifications of policies or procedures. The CARD Act’s restrictions on risk management practices that have been commonplace in the industry have caused us to manage risk through more restrictive underwriting and credit line management, reduce promotional offers and increase annual percentage rates. Certain provisions of the CARD Act, such as those addressing limitations on interest rate increases, late and over-limit fees and payment allocation, have required us to make additional fundamental changes to our current business practices and systems. For example, we are no longer charging over-limit fees, imposing fees for payments made over the telephone, or changing interest rates on existing balances when a customer’s payments are late. In addition, proposed restrictions on late and other penalty fees may reduce late fee revenues and impact our ability to deter late payments.

The Federal Reserve has issued final or proposed regulations to implement the provisions of the CARD Act. We are making changes that the CARD Act requires to be implemented in a relatively short timeframe. We are continuing to evaluate appropriate modifications to products, pricing, marketing strategies and other business practices that will be in compliance with the law, will be attractive to consumers and will provide a good return for our stockholders. The full impact of the CARD Act on us is unknown at this time as it ultimately depends upon Federal Reserve interpretation of some of the provisions, successful implementation of our strategies, consumer behavior, and the actions of our competitors.

The CARD Act also requires the Federal Reserve and the Government Accountability Office to conduct various studies, including a review of interchange fees, reasons for credit limit reductions and rate increases, “small business” cards, and credit card terms and disclosures. Based on the results of these studies, new requirements that negatively impact us may be introduced as future legislation or regulation.

Other Credit Card and Student Loan Legislation

Congress may also consider other legislation affecting our business. Examples include a ceiling on the rate of interest that can be charged on credit cards, restrictions on interchange fees and merchant rules established by the credit card networks, authority for merchants to provide discounts to customers who use certain types of credit or debit cards, and extending the provisions of the CARD Act to business cards. However, other legislative priorities and a shorter election-year Congressional session reduce the likelihood of enactment of such legislation in 2010.

We currently offer both federal and private student loans. On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act (“HCERA”). HCERA requires all new federal student loans to be made directly by the federal government starting July 2010, rather than by private institutions through the Federal Family Education Loan Program. Because HCERA allows financial institutions to continue offering private student loans, we do not currently expect HCERA to have a significant impact on our private student loan program.

Bankruptcy Legislation

A bill referred to the Senate Judiciary Committee would disallow claims in Chapter 7 bankruptcy based on “high cost” consumer debt and exclude consumers with such debt from the bankruptcy “means test.” The means test requires debtors who can afford to repay a portion of their debts through Chapter 13 repayment plan do so, rather than discharge all indebtedness under Chapter 7. The proposed legislation, if enacted, could increase the percentage of bankruptcy filers who obtain full debt discharges to the detriment of all unsecured lenders, and could result in increased charge-offs of our loan receivables. It is unclear whether this legislation will be enacted by Congress.

Congress also continues to consider legislation to allow bankruptcy courts to restructure first mortgage loans (e.g., by reducing the loan amount to the value of the collateral, a process referred to as “cramdown”). This change is likely to increase the number of individuals who file for bankruptcy, which would adversely impact all creditors including us. While the House of Representatives approved a cramdown bill last year, the Senate did not. Prospects for the bill’s attempted enactment in the next term are unclear.

Financial Regulatory Reform

Reacting to the financial crisis and proposals from the Administration, Congress is considering extensive changes to the laws regulating financial services firms. In December 2009, the House of Representatives approved the “Wall Street Reform and Consumer Protection Act.” The Senate Banking Committee approved its own version of financial regulatory reform legislation in March 2010.

The bills, though different at present, address risks to the economy and the payments system, especially those posed by large “systemically significant” financial firms, through a variety of measures, including regulatory oversight of nonbanking entities, increased capital requirements, enhanced authority to limit activities and growth, changes in supervisory authority, resolution authority for failed financial firms (and the establishment of a mechanism to recover such costs through assessments on large financial firms), enhanced regulation of derivatives and asset-backed securities (e.g., generally requiring loan originators and securitizers to retain at least 5% unhedged credit risk on securitized exposures), restrictions on executive compensation, and oversight of credit rating agencies. Both bills contain versions of an independent agency, or autonomous Federal Reserve bureau, that would regulate consumer financial services and products, including credit, savings and payment products, among other things, to prevent “unfair, deceptive or abusive practices.” The agency or bureau would have sole rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination and enforcement authority over institutions subject to its jurisdiction. The bills would limit the ability of federal laws to preempt state and local law. Passage of this legislation in its present form could have a material adverse impact on us, for example, if a new consumer protection agency, or state officials, were to focus on credit card industry practices and impose new restrictions on risk management, pricing, disclosure or other aspects of the business. The U.S. Senate is expected to begin consideration of the legislation in April, but prospects for approval of the legislation, which currently lacks bipartisan support, and the content of a final bill, are unclear.

Additionally, in January 2010, the Administration announced plans to propose a “Financial Crisis Responsibility Fee” over a ten-year period on large financial firms to offset the cost of the U.S. Treasury’s Troubled Asset Relief Program. As proposed, covered institutions would pay 15 basis points on total assets less Tier 1 capital and deposits. Other versions of a bank fee or tax are under consideration. Whether a fee or tax will be implemented, and in what form, is uncertain.

On April 7, 2010, the Securities and Exchange Commission proposed revised rules for asset-backed securities offerings that, if adopted, would substantially change the disclosure, reporting and offering process for public and private offerings of asset-backed securities, including those offered under our securitization program. The proposed rules, if adopted in their current form, would, among other things, impose as a condition for the shelf registration of asset-backed securities a requirement that the sponsor of the asset-backed securities offering hold a minimum of 5% of the nominal amount of each of the tranches sold or transferred to investors (or, in the case of revolving master trusts, an originator’s interest of a minimum of 5% of the nominal amount of the securitization exposures) and not hedge those holdings. Issuers of publicly offered asset-backed securities would be required to disclose more information regarding the underlying assets and to file a computer program that demonstrates the effect of the transaction’s waterfall of distributions. In addition, the proposals would alter the safe-harbor standards for the private placement of asset-backed securities to impose informational requirements similar to those that would apply to registered public offerings of such securities. We are currently assessing the impact that these proposed rules, if adopted, would have on our securitization program.

Compensation Developments

In June 2009, the U.S. Treasury issued interim final rules implementing the compensation and corporate governance requirements under the American Recovery and Reinvestment Act of 2009, which amended the requirements of the Emergency Economic Stabilization Act of 2008, as amended (“EESA”), as well as additional guidance issued by the U.S. Treasury from time to time, as described in our quarterly report for the quarter ended February 28, 2009 and our 2010 proxy statement. The rules apply to us as a recipient of funds under the U.S. Treasury’s Capital Purchase Program. These rules were subject to a public comment period which has expired, but no final rule has been adopted.

The rules, among other things, set forth prohibitions on certain incentive compensation payments, provide guidance on the payment of long-term restricted stock units, expand restrictions on severance and change in control payments, require the use of clawback provisions unless unreasonable to do so, outline the steps compensation committees must take when evaluating risks posed by compensation arrangements, require the adoption and disclosure of a luxury expenditure policy, and require compliance with federal securities rules and regulations allowing stockholders to have a non-binding advisory vote on executive compensation. Under rules issued by the SEC pursuant to EESA, we, as a participant in the Capital Purchase Program, will be required to include a non-binding, advisory shareholder vote on the compensation of our executives, as set forth in the compensation discussion and analysis, the compensation tables, and any related material in our proxy statement, at our annual meeting on April 8, 2010. Additionally, new requirements under the U.S. Treasury’s rules include enhanced disclosure of perquisites and the use of compensation consultants, and a prohibition on tax gross-up payments.

In October 2009, the Federal Reserve issued proposed supervisory guidance designed to ensure that incentive compensation practices of banking organizations are consistent with safety and soundness. The proposed guidance was subject to a public comment period which has expired, but no final guidance has been issued. The Federal Reserve has also commenced a special horizontal review of compensation practices at more than twenty large complex banking organizations, including us.

The financial regulatory reforms described above under “—Financial Regulatory Reform”, would impose additional disclosures and restrictions on compensation paid by financial institutions if enacted.

FDIC Rule Regarding Securitizations

While we have capacity to issue new asset-backed securities from our securitization trusts, there has been uncertainty in the securitization market recently as a result of revised accounting standards and related guidance from the Federal Deposit Insurance Corporation (the “FDIC”). The ability of issuers of asset-backed securities to obtain necessary credit ratings for their issuances has been based, in part, on the FDIC’s safe-harbor rule entitled Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation, which provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer meets the conditions for sale accounting treatment under GAAP. Pursuant to FASB guidance for transfers of financial assets, effective for us on December 1, 2009, certain transfers of assets to special purpose entities (including Discover Bank’s transfer of assets to the Discover Card Master Trust) no longer qualify for sale accounting treatment. Consequently, there has been uncertainty in the securitization market as to how the FDIC will treat assets transferred into securitization vehicles under the new FASB guidance. This uncertainty had made it difficult or impossible to obtain the necessary credit ratings for the issuances of asset-backed securities, including the required ratings for securities to qualify as eligible securities under TALF.

In November 2009, the FDIC issued an interim final rule that preserves the safe-harbor treatment applicable under the existing FDIC rule for asset-backed securities issued on or prior to March 31, 2010. On March 18, 2010, the FDIC published a final rule that preserves the safe-harbor treatment applicable under the existing FDIC rules for asset-backed securities issued on or prior to September 30, 2010. Issuances after this date are subject to the final determination of the FDIC regarding the safe-harbor standard, the potential framework of which was described in the FDIC’s Advance Notice of Proposed Rulemaking in December 2009. The form that this rule will ultimately take is uncertain at this time, but it may impact our ability and/or desire to issue asset-backed securities in the future.

FDIC Rule Regarding Assessments

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly increased premiums or additional special assessments. In 2009, we paid $15.8 million for a special industry-wide FDIC deposit insurance assessment. The FDIC required banks to prepay their FDIC insurance premiums for the years 2010 through 2012. On December 30, 2009, we prepaid $185.5 million, which includes all of our quarterly assessments, typically paid one quarter in arrears, for the calendar quarters ending December 31, 2009 through December 31, 2012. Additionally, in January 2010, the FDIC issued an Advance Notice of Proposed Rulemaking seeking comment on ways that the FDIC’s risk-based deposit insurance assessment system could be changed to account for the risks posed by certain employee compensation programs. The proposed rulemaking was subject to a public comment period, which has expired, but no final rule has been issued.

Regulatory Initiatives Related to Capital and Liquidity

The Basel Committee on Banking Supervision released two consultative documents, which propose significant changes to bank capital and liquidity regulation, in December 2009. The capital proposals would, among other things, (i) re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital, (ii) disqualify from Tier 1 status “innovative” and certain other capital instruments, including instruments (such as U.S.-style trust preferred securities and cumulative perpetual preferred stock) that effectively pay cumulative dividends, are dated or contain interest rate step-ups, (iii) strengthen the risk coverage of the capital framework, particularly with respect to counterparty credit risk exposures arising from derivatives, repos and securities financing activities, (iv) impose as an international standard a non-risk adjusted leverage ratio that could be more onerous than the one currently in effect in the United States, (v) implement measures to build up capital buffers in good times that can be drawn down in periods of stress, and (vi) require that an investment by a bank in the capital instruments of other unconsolidated banks, financial institutions or insurance companies be deducted from the same form of capital of the investing bank.

The capital proposals do not specify the percentage requirements for the new ratio of common equity to risk-weighted assets. In addition, they leave open the possibility that the Basel Committee will recommend changes to the minimum Tier 1 and total capital ratios, which currently are 4% and 8%, respectively.

The liquidity proposals have three main elements (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors.

Comments on the Basel Committee proposals are due by April 16, 2010, with the expectation that the Basel Committee will release a comprehensive set of proposals by December 31, 2010 and that final provisions will be implemented by December 31, 2012. Implementation of any final provisions in the United States will require implementing regulations and guidelines by the United States banking regulators, which could differ from the final provisions adopted by the Basel Committee.

Independently, the U.S. Treasury issued a policy statement titled Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms in September 2009 setting forth core principles intended to address many of the same substantive items as the Basel Committee capital proposals and specifically calling for increased capital requirements for financial institutions, and “substantially heightened” capital requirements for large financial institutions.

The financial regulatory reforms passed by the U.S. House in December 2009 and approved by the Senate Banking Committee in March 2010 also include provisions related to increased capital requirements and oversight, such as enhanced authority to limit activities and growth. See “—Financial Regulatory Reform” above.

We are not able to predict at this time the content of capital and liquidity guidelines or regulations that may be adopted by regulatory agencies having authority over us and our subsidiaries or the impact that any changes in regulation would have on us. However, if new regulation requires us or our banking subsidiaries to maintain more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities in order to comply with formulaic liquidity requirements, such regulation could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities.

* * *

The remaining discussion provides a summary of our results of operations for the three months ended February 28, 2010 compared to our results of operations for the three months ended February 28, 2009 as adjusted. It also provides information about our loan receivables as of February 28, 2010 as compared to November 30, 2009 as adjusted and February 28, 2009 as adjusted. For a reconciliation of GAAP to as adjusted financial data, see “—Reconciliation of GAAP to As Adjusted Data.”

Segments

We manage our business activities in two segments: Direct Banking and Payment Services. In compiling the segment results that follow, our Direct Banking segment bears all overhead costs that are not specifically associated with a particular segment and all costs associated with Discover Network marketing, servicing and infrastructure, with the exception of an allocation of direct and incremental costs driven by our Payment Services segment.

Direct Banking. Our Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses that are accepted on the Discover Network and other consumer products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through our Discover Bank subsidiary.

Payment Services. Our Payment Services segment includes the PULSE Network, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and our third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.

The following table presents segment data (dollars in thousands):

	For the Three Months Ended February 28,
	2010	2009
Direct Banking(1)
Interest income	$1,559,147	$1,602,370
Interest expense	413,686	426,803

Net interest income	1,145,461	1,175,567
Provision for loan losses	1,387,206	1,477,084
Other income	480,341	486,624
Other expense	446,261	527,407

Income before income tax expense	(207,665)	(342,300)

Payment Services
Interest income	3	487
Interest expense	38	79

Net interest income	(35)	408
Provision for loan losses	—	—
Other income	65,535	60,234
Other expense	28,543	31,716

Income before income tax expense	36,957	28,926

Total income before income tax expense	$(170,708)	$(313,374)

(1)	The 2009 Direct Banking segment information is presented on an as adjusted basis. No adjustments have been made to the Payment Services segment. See reconciliation in “—Reconciliation of GAAP to As Adjusted Data.”

The following table presents information on transaction volume (amounts in thousands):

	For the Three Months Ended February 28,
	2010	2009
Network Transaction Volume
PULSE Network	$27,617,635	$27,454,173
Third-Party Issuers	1,561,929	1,362,446
Diners Club	6,554,504	6,293,574

Total Payment Services	35,734,068	35,110,193
Discover Network—Proprietary(1)	23,172,534	22,424,367

Total Volume	$58,906,602	$57,534,560

Transactions Processed on Networks
Discover Network	381,562	369,647
PULSE Network	719,906	686,527

Total	1,101,468	1,056,174

Credit Card Volume
Discover Card Volume(2)	$23,844,456	$23,964,577
Discover Card Sales Volume(3)	$22,399,675	$21,293,757

(1)	Represents gross proprietary sales volume on the Discover Network.
(2)	Represents Discover card activity related to net sales, balance transfers, cash advances and fee-based products.
(3)	Represents Discover card activity related to net sales.

Direct Banking

Our Direct Banking segment reported a pretax loss of $208 million for the three months ended February 28, 2010, as compared to an as adjusted pretax loss of $342 million for the three months ended February 28, 2009. The improvement in our pretax loss was driven primarily by a decrease in the provision for loan losses and lower operating expenses, partially offset by lower net interest income and other income. Provision for loan losses decreased $90 million, or 6%, in the first quarter 2010 compared to the first quarter 2009 as adjusted, due to a lower reserve build, partially offset by higher net charge-offs, which is reflective of the elevated levels of consumer bankruptcies and unemployment. Other expenses decreased $81 million, or 15%, in the first quarter 2010 compared to the first quarter 2009, reflecting lower marketing expenses, lower compensation and the reversal of $29 million that had been recorded in other expense in the fourth quarter 2009 related to the payment to Morgan Stanley under an amendment to the special dividend agreement. Net interest income decreased $30 million, or 3%, for the three months ended February 28, 2010 compared to the three months ended February 28, 2009 as adjusted, as a result of a decline in the net yield on loan receivables due to an increase in student loan balances, higher interest charge-offs and higher funding costs, partially offset by a reduction in promotional rate balances and higher interest rates on standard balances. Other income decreased from the prior year as adjusted primarily due to the discontinuance of overlimit fees on consumer credit card loans beginning in February 2010 and a decline in merchant fees, partially offset by higher discount and interchange revenue reflecting higher sales volume.

The loan balance of $50.1 billion at February 28, 2010 was down from $50.9 billion at February 28, 2009 as adjusted, as a decline in credit card loans was largely offset by growth in both student and personal loans. The decline in credit card loans reflects lower balance transfer activity and higher charge-offs, partially offset by higher sales volume. In the first quarter 2010, higher levels of consumer bankruptcies and unemployment, partially offset by a higher mix of student loans, which have lower net charge-off rates, adversely impacted net charge-off rates. However, our over 30 days delinquency rate on total loans declined to 5.05% at February 28, 2010 as compared to 5.26% at February 28, 2009 as adjusted, reflecting better overall credit trends. For the three months ended February 28, 2010, the total segment and credit card net charge-off rates were 8.51% and 9.00%, respectively, up 203 basis points and 238 basis points, respectively, from the three months ended February 28, 2009 as adjusted.

Payment Services

Transaction volume, revenues and pretax income in our Payment Services segment grew in the first quarter of 2010 from the first quarter of 2009. Transaction volume of $35.7 billion in the first quarter 2010 was up 2% from the first quarter of 2009. Third-party issuer dollar volume was up 15% from the prior year and Diners Club dollar volume was up 4%. For the three months ended February 28, 2010, the dollar volume on the PULSE network increased 1% and the number of transactions increased 5% to 720 million compared to the three months ended February 28, 2009, reflecting increased volume from new and existing clients.

Our Payment Services segment reported pretax income of $37 million for the three months ended February 28, 2010, up $8 million compared to the three months ended February 28, 2009. Revenues were higher by $5 million reflecting an increase in the number of transactions and higher margin volume on the PULSE network and lower incentive payments. Expenses were lower by $3 million due to the timing of investments in building our global acceptance network.

Critical Accounting Estimates

In preparing our consolidated financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain cases, could have a material adverse effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the accrual of credit card customer rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment and the accrual of income taxes as critical accounting estimates.

These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the year ended November 30, 2009. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates.” In the first quarter 2010, we increased our allowance for loan losses by $305 million compared to November 30, 2009 as adjusted, as a result of enhancements to management’s ability to estimate loss emergence, which results in approximately 12 months loss coverage. For additional information, see “—Loan Quality—Provision and Allowance for Loan Losses.” Excluding the elimination of estimates related to assets that were derecognized or reclassified upon adoption of Statements No. 166 and 167 and the change in the estimate related to our allowance for loan losses, there have not been any material changes in our critical accounting estimates from those discussed in our annual report on Form 10-K for the year ended November 30, 2009.

Earnings Summary

The following table outlines changes in our consolidated statement of income for the periods presented (dollars in thousands):

	For the Three Months Ended February 28,		2010 vs. 2009 increase (decrease)
	2010	2009 (As Adjusted1)	$	%
Interest income	$1,559,150	$1,602,857	$(43,707)	(3%)
Interest expense	413,724	426,882	(13,158)	(3%)

Net interest income	1,145,426	1,175,975	(30,549)	(3%)
Provision for loan losses	1,387,206	1,477,084	(89,878)	(6%)

Net interest income after provision for loan losses	(241,780)	(301,109)	59,329	20%
Other income	545,876	546,858	(982)	0%
Other expense	474,804	559,123	(84,319)	(15%)

(Loss) income before income tax expense	(170,708)	(313,374)	142,666	46%
Income tax (benefit) expense	(67,170)	(117,046)	49,876	43%

Net (loss) income	$(103,538)	$(196,328)	$92,790	47%

(1)	See “—Reconciliation of GAAP to As Adjusted Data.”

Net Interest Income

Net interest income represents the difference between interest income earned on our interest-earning assets and the interest expense incurred to finance those assets. Net interest margin represents interest income, net of interest expense, as a percentage of total interest-earning assets on an annualized basis. Our interest-earning assets consist of: (i) loan receivables, (ii) our liquidity investment portfolio, which includes amounts on deposit with the Federal Reserve, highly rated certificates of deposit, and triple-A rated government mutual funds, (iii) restricted cash and (iv) investment securities. Our interest-bearing liabilities consist primarily of deposits, both brokered and direct-to-consumer, and long-term borrowings, including securitized debt. Net interest income is influenced by the following:

•

The level and composition of interest-earning assets and liabilities, including the percentage of floating rate credit card loan receivables we own and the percentage of floating rate liabilities we owe;

•	Changes in the interest rate environment, including the levels of interest rates and the relationship between interest rate indices, such as the prime rate, the federal funds rate and LIBOR;

•	Credit performance of our loans, particularly with regard to charge-offs of finance charges which reduce interest income; and

•	The terms of long-term borrowings and certificates of deposit upon initial offering, including maturity and interest rate.

For the three months ended February 28, 2010, net interest income declined $31 million, or 3%, compared to the three months ended February 28, 2009 as adjusted. During the same periods, our net interest margin and interest rate spread decreased to 6.81% and 6.38%, down from 7.66% as adjusted and 7.28% as adjusted, respectively. A lower average level of credit card loans was the largest factor driving the decreased net interest income, which, along with other factors, is discussed below.

Interest income on credit card loans decreased $40 million from the three months ended February 28, 2009 as adjusted, as a result of a lower level of average credit card receivables due to lower balance transfer activity and higher charge-offs, largely offset by an increase in the interest yield of 33 basis points from the prior year as adjusted. The increase in yield was the result of a reduction in promotional rate balances and higher interest rates on standard balances. This was partially offset by higher interest charge-offs in the first quarter 2010 compared to the first quarter 2009 as adjusted, due to the deterioration in the current economic environment.

Interest income on other consumer loans increased $17 million from the three months ended February 28, 2009 reflecting growth in our student loan portfolio, partially offset by a 334 basis point decrease in interest yield. The yield decreased as the proportion of student loans, which bear lower interest rates than personal loans, to total other consumer loans increased.

Interest income on cash and cash equivalents decreased $16 million due to the lower interest rates earned on an elevated level of liquidity in the first quarter 2010 in anticipation of maturities of long-term borrowings in the first half of 2010. However, the lower interest rate environment had a favorable impact on cost of funds, but was partially offset by higher interest rates on debt issued in the second half of 2009 and by a higher level of deposit funding.

The following tables provide further analysis of net interest income, net interest margin and the impact of rate and volume changes (dollars in thousands):

Average Balance Sheet Analysis

	For the Three Months Ended February 28,
	2010			2009
				(As Adjusted1)
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$12,207,100	0.26%	$7,962	$7,290,665	1.32%	$23,762
Restricted cash	3,765,151	0.12%	1,129	2,830,081	1.11%	7,715
Other short-term investments	96,667	0.74%	176	—	—	—
Investment securities	615,365	3.51%	5,328	276,639	5.74%	3,912
Loan receivables:
Credit card(2)	47,646,479	12.70%	1,491,887	50,243,166	12.37%	1,532,235
Other	3,908,981	5.46%	52,668	1,623,610	8.80%	35,233

Total loan receivables	51,555,460	12.15%	1,544,555	51,866,776	12.26%	1,567,468

Total interest-earning assets	68,239,743	9.27%	1,559,150	62,264,161	10.44%	1,602,857
Allowance for loan losses	(3,868,486)			(2,996,396)
Other assets	3,970,914			3,037,423

Total assets	$68,342,171			$62,305,188

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(3)	$27,884,527	4.14%	284,701	$24,258,018	4.67%	279,434
Money market deposits	4,450,217	1.36%	14,967	4,320,522	1.65%	17,592
Other interest-bearing deposits	1,447,570	1.62%	5,781	37,247	1.09%	100

Total interest-bearing deposits	33,782,314	3.67%	305,449	28,615,787	4.21%	297,126
Borrowings:
Short-term borrowings	—	—	—	1,141,656	0.42%	1,183
Securitized borrowings	21,845,356	1.37%	73,884	23,416,031	1.98%	114,162
Other long-term borrowings	2,414,901	5.78%	34,391	1,662,540	3.52%	14,411

Total borrowings	24,260,257	1.81%	108,275	26,220,227	2.01%	129,756

Total interest-bearing liabilities	58,042,571	2.89%	413,724	54,836,014	3.16%	426,882
Other liabilities and stockholders’ equity	10,299,600			7,469,174

Total liabilities and stockholders’ equity	$68,342,171			$62,305,188

Net interest income			$1,145,426			$1,175,975

Net interest margin(4)		6.81%			7.66%
Interest rate spread(5)		6.38%			7.28%

(1)	Information related to restricted cash, investment securities, credit card loan receivables, allowance for loan losses, other assets, securitized borrowings, other long-term borrowings and other liabilities and stockholders’ equity are presented on an as adjusted basis. No adjustments have been made for cash and cash equivalents, other loan receivables, interest-bearing deposits and short-term borrowings. See “—Reconciliation of GAAP to As Adjusted Data.”
(2)	Interest income on credit card loans includes $38.1 million and $56.3 million as adjusted of amortization of balance transfer fees for the three months ended February 28, 2010 and 2009, respectively.
(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.
(4)	Net interest margin represents net interest income as a percentage of total interest-earning assets.
(5)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended February 28, 2010 vs. February 28, 2009 (As Adjusted1)
	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$63,292	$(79,092)	$(15,800)
Restricted cash	13,295	(19,881)	(6,586)
Other short-term investments	176	—	176
Investment securities	10,419	(9,003)	1,416
Loan receivables:
Credit card	(245,558)	205,210	(40,348)
Other	99,086	(81,651)	17,435

Total loan receivables	(146,472)	123,559	(22,913)

Total interest income	(59,290)	15,583	(43,707)
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	149,337	(144,070)	5,267
Money market deposits	3,267	(5,892)	(2,625)
Other interest-bearing deposits	5,609	72	5,681

Total interest-bearing deposits	158,213	(149,890)	8,323
Borrowings:
Short-term borrowings	(1,183)	—	(1,183)
Securitized borrowings	(7,236)	(33,042)	(40,278)
Other long-term borrowings	8,254	11,726	19,980

Total borrowings	(165)	(21,316)	(21,481)

Total interest expense	158,048	(171,206)	(13,158)

Net interest income	$(217,338)	$186,789	$(30,549)

(1)	The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between February 28, 2010 and February 28, 2009 as adjusted based on the percentage of the rate or volume variance to the sum of the two absolute variances. Calculation of rate/volume variance is based on February 28, 2009 amounts as adjusted, for which a reconciliation is shown in “—Reconciliation of GAAP to As Adjusted Data.”

Loan Quality

Loan receivables consist of the following (dollars in thousands):

	February 28, 2010	November 30, 2009
		(As Adjusted1)
Credit card loans:
Discover Card	$45,392,760	$47,055,215
Discover Business Card	368,479	404,149

Total credit card loans	45,761,239	47,459,364
Other consumer loans:
Personal loans	1,447,144	1,394,379
Student loans	2,818,159	1,932,266
Other	66,974	68,137

Total other consumer loans	4,332,277	3,394,782

Total loan receivables	50,093,516	50,854,146
Allowance for loan losses	(4,207,360)	(3,902,360)

Net loan receivables	$45,886,156	$46,951,786

(1)	Discover Card loan balances and the allowance for loan losses are presented on an as adjusted basis. No adjustments have been made to Discover Business Card, personal loans, student loans or other loans. See reconciliation in “—Reconciliation of GAAP to As Adjusted Data.”

Provision and Allowance for Loan Losses

Provision for loan losses is the expense related to maintaining the allowance for loan losses at a level management believes is adequate to absorb the estimated probable losses in the loan portfolio at each period end date. Factors that influence the provision for loan losses include:

•	The impact of general economic conditions on the consumer, including unemployment levels, bankruptcy trends and interest rate movements;

•	Changes in consumer spending and payment behaviors;

•	Changes in our loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio;

•	The level and direction of historical and anticipated loan delinquencies and charge-offs;

•	The credit quality of the loan portfolio, which reflects, among other factors, our credit granting practices and the effectiveness of our collection efforts; and

•	Regulatory changes or new regulatory guidance.

In calculating the allowance for loan losses, we estimate probable losses separately for segments of the loan portfolio that have similar risk characteristics, such as credit card and other consumer loans. For our credit card loans, we use a migration analysis to determine the likelihood that a loan receivable will progress through various stages of delinquency and eventually charge off. In the first quarter 2010, we developed new analytics which provide us with a better understanding of the likelihood that current accounts, or those that are not delinquent, will eventually charge-off. We used this new information in combination with the migration analysis to determine our allowance for loan losses. At February 28, 2010, we increased our allowance for loan losses by $305 million to $4.2 billion, which results in approximately 12 months of loss coverage.

During the first quarter 2010, a lower reserve build contributed to a decline in the provision for loan losses, partially offset by higher net charge-offs (discussed further in “—Net Charge-offs” below), as compared to the first quarter 2009 as adjusted. In the first quarter 2010, we added $305 million to our allowance for loan losses compared to $648 million in the first quarter 2009 as adjusted. The addition to our allowance in the first quarter 2010 is almost entirely due to a 95 basis point increase in the credit card reserve rate from the fourth quarter 2009 as adjusted. Although delinquencies improved slightly during the first quarter 2010, the increase in the reserve rate is the result of the new information used in determining the allowance for loan losses, as described above. The higher reserve rate at February 28, 2010 was partially offset by a decline in the level of credit card loans. By comparison, an increase in the credit card reserve rate during the first quarter 2009 as adjusted was also the main factor in the higher allowance for loan losses at February 28, 2009 as adjusted; however, the credit card reserve rate increased 134 basis points in the first quarter 2009 as adjusted, which was higher than the 95 basis point increase in the credit card reserve rate in the first quarter 2010. The increase in the reserve rate during the first quarter 2009 was due to then rising delinquency and net charge-off rates. Additionally, in the first quarter 2009, the lower level of credit card balances did not offset the rising reserve rate to the same degree it did in the first quarter 2010. Going forward, we expect that the credit card reserve rate will once again move in a direction consistent with movements in delinquencies and credit conditions as it did in the first quarter 2009.

For our other consumer loans, we consider historical and forecasted losses in estimating the related allowance for loan losses. The level of the allowance related to other consumer loans was $116 million at February 28, 2010, an increase of $5 million during the quarter, compared to an allowance of $83 million at February 28, 2009, an increase of $26 million during the quarter. Although the level of the allowance for other consumer loans continues to rise, the reserve rate related to other consumer loans has declined as a result of a higher level of student loans, the majority of which are 97% guaranteed by the federal government and, therefore, do not have a related reserve balance.

The following table provides changes in our allowance for loan losses in total, as well as separately for credit card loans and other consumer loans (dollars in thousands):

	For the Three Months Ended February 28,
	2010	2009 (As Adjusted1)
Total Loan Receivables
Balance at beginning of period	$1,757,899	$2,754,357
Addition to allowance related to securitized receivables	2,144,461	—

As adjusted beginning balance	3,902,360	2,754,357
Additions:
Provision for loan losses	1,387,206	1,477,084
Deductions:
Charge-offs	(1,184,252)	(922,434)
Recoveries	102,046	93,119

Net charge-offs	(1,082,206)	(829,315)

Balance at end of period	$4,207,360	$3,402,126

Credit Card Loan Receivables
Balance at beginning of period	$1,647,086	$2,697,583
Addition to allowance related to securitized receivables	2,144,461	—

As adjusted beginning balance	3,791,547	2,697,583
Additions:
Provision for loan losses	1,357,916	1,441,129
Deductions:
Charge-offs	(1,159,771)	(912,572)
Recoveries	101,851	92,930

Net charge-offs	(1,057,920)	(819,642)

Balance at end of period	$4,091,543	$3,319,070

	For the Three Months Ended February 28,
	2010	2009 (As Adjusted1)
Other Consumer Loan Receivables
Balance at beginning of period	$110,813	$56,774
Additions:
Provision for loan losses	29,290	35,955
Deductions:
Charge-offs	(24,481)	(9,862)
Recoveries	195	189

Net charge-offs	(24,286)	(9,673)

Balance at end of period	$115,817	$83,056

(1)	Information related to credit card loan receivables and total loan receivables is presented on an as adjusted basis. No adjustments have been made for other consumer loan receivables. See reconciliation in “—Reconciliation of GAAP to As Adjusted Data.”

The following table presents the allowance for loan losses as a percentage of total loans and separately as a percentage of credit card loans and other consumer loans (dollars in thousands):

	February 28, 2010		November 30, 2009		February 28, 2009
			(As Adjusted1)		(As Adjusted1)
	$	%	$	%	$	%
Credit card loans	$4,091,543	8.94%	$3,791,547	7.99%	$3,319,070	6.77%
Other consumer loans	115,817	2.67%	110,813	3.26%	83,056	4.42%

Total allowance for loan losses	$4,207,360	8.40%	$3,902,360	7.67%	$3,402,126	6.69%

(1)	Information related to credit card loan receivables and total loan receivables is presented on an as adjusted basis. No adjustments have been made for other consumer loan receivables. See reconciliation in “—Reconciliation of GAAP to As Adjusted Data.”

Net Charge-offs

Our net charge-offs include the principal amount of losses charged off less principal recoveries and exclude charged-off interest and fees, recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest and loan fee income for loan receivables while fraud losses are recorded in other expense. Credit card and personal installment loan receivables are charged off at the end of the month during which an account becomes 180 days and 120 days, respectively, contractually past due, except in the case of customer bankruptcies and probate accounts. Customer bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day or 120-day contractual time frame.

The following table presents amounts and rates of net charge-offs of loan receivables (dollars in thousands):

	For the Three Months Ended February 28,
	2010		2009
			(As Adjusted1)
	$	%	$	%
Credit card loans	$1,057,920	9.00%	$819,642	6.62%
Other consumer loans	24,286	2.52%	9,673	2.42%

Total net charge-offs	$1,082,206	8.51%	$829,315	6.48%

(1)	Information related to credit card loan receivables and total loan receivables is presented on an as adjusted basis. No adjustments have been made for other consumer loan receivables. See reconciliation in “—Reconciliation of GAAP to As Adjusted Data.”

The net charge-off rate on our loan receivables increased 203 basis points for the three months ended February 28, 2010, as compared to the three months ended February 28, 2009 as adjusted. The higher net charge-off rate is due to elevated levels of consumer bankruptcies and unemployment due to the deterioration in economic conditions throughout 2009.

Delinquencies

Delinquencies are an indicator of credit quality at a point in time. Loan balances are considered delinquent when contractual payments on the loan become 30 days past due. Credit card and personal installment loan receivables are placed on non-accrual status upon receipt of notification of the bankruptcy or death of a customer, suspected fraudulent activity on an account, as part of certain collection management processes, and other instances in which management feels collectability is not assured. In some cases of suspected fraudulent activity, loan receivables may resume accruing interest upon completion of the fraud investigation.

The following table presents the amounts and delinquency rates of loan receivables over 30 days past due, loan receivables over 90 days delinquent and accruing interest and loan receivables that are not accruing interest, regardless of delinquency (dollars in thousands):

	February 28, 2010		November 30, 2009
			(As Adjusted1)
	$	%	$	%
Loans over 30 days delinquent	$2,529,580	5.05%	$2,700,959	5.31%
Loans over 90 days delinquent and accruing interest	$1,039,430	2.07%	$1,094,730	2.15%
Loans not accruing interest	$433,546	0.87%	$438,278	0.86%

(1)	See “—Reconciliation of GAAP to As Adjusted Data.”

The delinquency rates of loans over 30 days delinquent and loans over 90 days delinquent and accruing interest decreased 26 basis points and 3 basis points, respectively, at February 28, 2010, as compared to November 30, 2009 as adjusted. The decrease in both measures is due to better credit trends and enhanced collection management and underwriting processes.

Modified and restructured loans

We hold various credit card loans for which the terms have been modified, including some that are accounted for as troubled debt restructurings. Our modified credit card loans include loans for which temporary hardship concessions have been granted, and loans in permanent workout programs. Eligibility, frequency, duration and offer type for both of these programs are offered in compliance with stated regulatory guidelines.

Temporary hardship concessions primarily consist of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than twelve months. These short term concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments. At the end of the concession period, loan terms revert to standard rates. These arrangements are automatically terminated if the customer makes two consecutive late payments, at which time their account reverts back to its original terms. Loans for which temporary hardship concessions were granted comprised less than 1% of our total credit card loans at February 28, 2010 and November 30, 2009, respectively.

In contrast to temporary hardship concessions, our permanent workout programs entail more significant and permanent concessions including changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months. The concessions associated with a permanent workout would also include a significant reduction in interest rate and possible waivers of unpaid interest and fees. We account for permanent workout loans as troubled debt restructurings and as a result, we measure impairment of these loans based on the discounted present value of cash flows expected to be received on them. Loans in permanent workout programs comprised less than 1% of our total credit card loans at February 28, 2010 and November 30, 2009, respectively.

In addition, we participate with consumer credit counseling agency (“CCCA”) programs in an effort to assist customers to proactively manage their credit card balances. The vast majority of loans entering CCCA programs are not delinquent at the time of enrollment, and our charge-off rate on these loans is comparable or less than our overall credit card receivables portfolio. Any concessions made under the CCCA programs are not made solely on the basis of the borrower’s financial condition. These loans continue to meet original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. Credit card loans modified under CCCA programs comprised approximately 1.5% of our total credit card loans at February 28, 2010 and November 30, 2009, respectively.

Other Income

The following table presents the components of other income (dollars in thousands):

	For the Three Months Ended February 28,		2010 vs. 2009 increase (decrease)
	2010	2009 (As Adjusted1)	$	%
Discount and interchange revenue(2)	$261,991	$237,214	$24,777	10%
Fee products	104,095	100,594	3,501	3%
Loan fee income	105,285	129,883	(24,598)	(19%)
Transaction processing revenue	32,918	28,866	4,052	14%
Merchant fees	8,445	12,837	(4,392)	(34%)
Gain (loss) on investment securities	180	(805)	985	122%
Other income	32,962	38,269	(5,307)	(14%)

Total other income	$545,876	$546,858	$(982)	0%

(1)	See “—Reconciliation of GAAP to As Adjusted Data.”
(2)	Net of rewards, including Cashback Bonus rewards, of $167 million and $165 million for the three months ended February 28, 2010 and 2009, respectively.

Total other income was relatively flat for the three months ended February 28, 2010 compared to the three months ended February 28, 2009 as adjusted, as higher revenues from discount and interchange and transaction processing were offset by lower loan fees and merchant fees.

Discount and interchange revenue includes discount revenue and acquirer interchange net of interchange paid to third-party issuers in the United States and is further reduced by the cost of rewards programs offered to our customers. Growth in network transaction volume contributed to the $25 million, or 10%, increase in discount and interchange revenue from the first quarter 2009 as adjusted. Higher PULSE revenues, reflecting an increase in the number of transactions, higher margin volume and lower incentive payments, contributed to the $4 million increase in transaction processing revenue, as compared to the first quarter of 2009.

Loan fee income consists primarily of fees on credit card loans and includes late, over-limit, cash advance, pay-by-phone and other miscellaneous fees. However, effective February 2010, we no longer charge over-limit or pay-by-phone fees on consumer credit card loans, which contributed to the $25 million, or 19%, decline in loan fee income for the first quarter 2010 as compared to the first quarter 2009 as adjusted. As we continue to seek to grow merchant acceptance, the number of merchants working with us through merchant acquirers has increased, which causes our direct fees from merchants to decline. Additionally lower revenue from the referral of declined applications to third-party issuers and lower gains on sales of merchant portfolios resulted in a decrease in other income of $5 million, or 14%, for the three months ended February 28, 2010, as compared to the three months ended February 28, 2009 as adjusted.

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended February 28,		2010 vs. 2009 increase (decrease)
	2010	2009	$	%
Employee compensation and benefits	$195,764	$219,488	$(23,724)	(11%)
Marketing and business development	84,673	111,433	(26,760)	(24%)
Information processing and communications	65,418	74,897	(9,479)	(13%)
Professional fees	75,813	70,123	5,690	8%
Premises and equipment	17,860	18,072	(212)	(1%)
Other expense	35,276	65,110	(29,834)	(46%)

Total other expense	$474,804	$559,123	$(84,319)	(15%)

In the first quarter 2010, we continued to focus on cost containment initiatives that we began in 2009, and thus total other expense decreased $84 million, or 15%, during the first quarter 2010 as compared to the first quarter 2009. Employee compensation and benefits expenses decreased $24 million, or 11%, mainly due to lower headcount. Marketing expenses decreased $27 million, or 24%, primarily due to a reduction in spending to attract new customers, partially offset by higher advertising expenses. Information processing and communications declined $9 million, or 13%, due to our efforts to reduce costs associated with ongoing contracts. Other expense declined largely as a result of reversing $29 million that had been recorded in other expense in the fourth quarter 2009 related to the payment to Morgan Stanley under an amendment to the special dividend agreement (see Note 13: Litigation in condensed consolidated financial statements). Other expense also declined because of lower fraud costs and lower postage and supplies costs associated with the decline in new account acquisition activity. However, these declines in other expense were partially offset by increased costs associated with the global expansion initiative.

Income Tax Expense

As a result of the decline in pretax income, partially offset by an increase in the effective tax rate, income tax benefit decreased $50 million, or 43%, for the first quarter 2010 compared to the first quarter 2009 as adjusted. The effective tax rate increased from 37.4% in the first quarter 2009 as adjusted, to 39.3% for the first quarter 2010 as a result of the impact of state gross receipt taxes and interest on tax reserves applied against lower projected income.

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

During the first quarter 2010, we expanded our direct-to-consumer program, with such deposits increasing $2.3 billion, or 18%, since November 30, 2009, to $14.8 billion at February 28, 2010. We expect to continue to grow our use of this deposit channel throughout 2010. The direct-to-consumer channel provides us with the ability to renew certificates of deposit and to cross-sell deposit products to our credit card customers. During the same period, we increased our brokered deposits by $0.6 billion, or 3%, to $20.1 billion at February 28, 2010. Maturities of our certificates of deposit range from one month to fifteen years, with a weighted average maturity of 24 months at February 28, 2010.

The following table summarizes deposits by product and maturity as of February 28, 2010 (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000(1)	$23,633,342	$2,091,844	$2,670,662	$3,194,200	$15,676,636
Certificates of deposit in amounts of $100,000(1) or greater	4,921,889	472,395	769,382	1,352,454	2,327,658
Savings deposits, including money market deposit accounts	6,399,212	6,399,212	—	—	—

Total interest-bearing deposits	$34,954,443	$8,963,451	$3,440,044	$4,546,654	$18,004,294

(1)	Represents the basic insurance amount covered by the FDIC although effective May 20, 2009, a higher amount of $250,000 of basic insurance per depositor is in effect through December 31, 2013. As of February 28, 2010, uninsured deposits represented approximately 3.0% of total interest-bearing deposits.

Securitization Financing. Historically, we have used the securitization of credit card receivables as one of our larger sources of funding, including both the public securitization market and the privately placed asset-backed conduit financing market.

At February 28, 2009, we have capacity to issue up to $5.5 billion in triple-A rated asset-backed securities from our securitization trusts. The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer meets the conditions for sale accounting treatment under GAAP. There has been uncertainty in the securitization market as to how the FDIC will treat assets transferred into securitization vehicles under the newly effective FASB guidance, as described below and in “—Legislative and Regulatory Developments—FDIC Rule Regarding Securitizations.”

In November 2009, the FDIC issued an interim final rule that preserves the safe-harbor treatment applicable under the existing FDIC rule for asset-backed securities issued on or prior to March 31, 2010. On March 18, 2010, the FDIC published a final rule that preserves the safe-harbor treatment applicable under the existing FDIC rules for asset-backed securities issued on or prior to September 30, 2010. Issuances after this date are subject to the final determination of the FDIC regarding the safe-harbor standard, the potential framework of which was described in the FDIC’s Advance Notice of Proposed Rulemaking in December 2009. The form that this rule will ultimately take is uncertain at this time, but it may impact our ability and/or desire to issue asset-backed securities in the future.

At February 28, 2010, we had $18.0 billion of outstanding public asset-backed securities, $2.0 billion of outstanding private asset-backed conduit financings and $5.2 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. At February 28, 2010, we had $1.5 billion in unused asset-backed conduit capacity.

The following table summarizes expected maturities of the investors’ interests in securitizations excluding those that have been issued to our wholly-owned subsidiaries at February 28, 2010 (dollars in thousands):

	Total	Less Than One Year		One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings—owed to securitization investors	$20,036,538	$7,693,319	(1)	$8,517,751	$2,825,919	$999,549

(1)	$2.6 billion of this amount matures in March 2010. In accordance with governing trust documents, we accumulated the equivalent amount of cash at the trust during February 2010, which is included in our condensed consolidated statement of financial condition in restricted cash—for securitization investors at February 28, 2010.

We access the public asset-backed securitization market through DCMT and DCENT, using receivables generated by our credit card business. Through DCMT we have used a structure utilizing Class A and Class B certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates, a cash collateral account and the more subordinated Series 2009-CE and 2009-SD described below. DCENT consists of four classes of securities (Class A, B, C and D), with credit enhancement provided by the subordinated classes of notes. During the first quarter 2010, we completed the following transactions relating to DCMT and DCENT:

•

We increased the size of the DiscoverSeries Class D (2009-1) note by 4% to further support the more senior DCENT securities. On February 28, 2010, the outstanding principal amount of the Class D notes was $1.3 billion, which was approximately 6.5% of the then outstanding notes of DCENT, including the Class D notes. A wholly-owned subsidiary of Discover Bank owns the DCENT Class D (2009-1) note.

•

We increased the size of Series 2009-CE from DCMT, a subordinate series which supports all outstanding series of DCMT other than Series 2007-CC (which supports the DCENT notes, for which a DiscoverSeries Class D note was issued), to further support the more senior DCMT certificates. On February 28, 2010, the outstanding principal amount of this subordinate series was $1.4 billion. The DCMT Series 2009-CE investor certificates are owned by a wholly-owned subsidiary of Discover Bank.

In September 2009 we issued Series 2009-SD from DCMT to enhance excess spread for all outstanding series of investor certificates and tranches of DiscoverSeries notes. Series 2009-SD makes all of its principal collections available for reallocation on an as-needed basis to all outstanding series (including the DiscoverSeries) to cover shortfalls in interest and servicing fees and to reimburse charge-offs for those other series. The availability of these principal collections increases excess spread levels for DCMT and for the DiscoverSeries notes. On February 28, 2010, the stated principal amount of this subordinate series was $494 million, which is generally equivalent to 2.0% of the total investors’ interests. In January 2010, we amended the timing of increases in Series SD to coincide with increases, or issuances, of more senior securities. The DCMT Series 2009-SD investor certificates are owned by a wholly-owned subsidiary of Discover Bank.

The securitization structures include certain features designed to protect investors that could result in earlier than expected repayment of the underlying securities, accelerating the need for alternative funding. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, as well as the amount of certain principal collections available to be reallocated from Series 2009-SD exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread falls below 0% for a contractually specified period, generally a three-month rolling average, we would be required to repay the affected outstanding securitized borrowings over a period of a few months. As of February 28, 2010, no economic early amortization events have occurred.

The tables below provide information concerning investors’ interests and related excess spreads at February 28, 2010 (dollars in thousands):

	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$12,470,812	16
Discover Card Execution Note Trust (DiscoverSeries notes)	12,731,843	25

Total investors’ interests	$25,202,655	41

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread(1)(2)(3)
Group excess spread percentage	11.21%
DiscoverSeries excess spread percentage	10.49%

(1)	DCMT certificates refer to the higher of the Group excess spread (as shown above) or their applicable series excess spread in assessing whether an economic early amortization has been triggered. DiscoverSeries notes refer to the higher of the Group or DiscoverSeries excess spread (both of which are shown above) in assessing whether an economic early amortization has occurred.
(2)	Discount Series (DCMT 2009-SD), which was issued in September 2009, makes principal collections available for reallocation to other series to cover shortfalls in interest and servicing fees and to reimburse charge-offs. Three-month rolling average excess spread rates reflected the availability of these additional collections.
(3)	Excess spread rates used in determining economic early amortization events and other triggers are reflective of the performance of all outstanding investors’ interests, including subordinated interests held by wholly-owned subsidiaries of Discover Bank.

As of February 28, 2010, the balance of cash collateral account loans supporting DCMT, substantially all of which we had funded, was $784 million and is recorded in restricted cash – for securitization investors in our condensed consolidated statement of financial condition. A majority of this funding was obtained through a loan facility entered into between a consolidated special purpose subsidiary, DRFC Funding LLC, and third-party lenders. At February 28, 2010, $456 million of the DRFC Funding LLC loan facility remains outstanding and is recorded in long-term borrowings in our consolidated statement of financial condition. Repayment of this loan facility is secured by $684 million of cash collateral account loans at February 28, 2010. This portion of the cash collateral account loans was sold to DRFC Funding LLC and is not expected to be available to creditors of Discover Financial Services.

The following table summarizes estimated maturities of the cash collateral accounts at February 28, 2010 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of cash collateral accounts	$784,474	$439,474	$260,526	$84,474	$—

Short-Term Borrowings. In the past, we have accessed short-term borrowings through the Federal Reserve’s Term Auction Facility, term and overnight Federal Funds purchased, and other short-term borrowings with original maturities of less than one year. However, we had no outstanding short-term borrowings at February 28, 2010.

Long-Term Borrowings and Subordinated Notes. At February 28, 2010, we had $1.2 billion senior unsecured notes outstanding including $400 million in principal amount of floating rate senior unsecured notes, which mature in June 2010, and two separate issuances of $400 million each of fixed rate senior unsecured notes, one maturing in June 2017 and the other maturing in July 2019. At February 28, 2010, we had $700 million in principal amount of subordinated notes outstanding that mature in November 2019.

Additional Funding Sources

Secured Committed Credit Facilities. We have access to committed undrawn capacity through privately placed asset-backed conduits to support the funding of our credit card loan receivables. At February 28, 2010, we had used $3.5 billion of capacity under these conduits, with $1.5 billion of remaining capacity available to us. The original commitments of these facilities range from 364-day renewable agreements to multi-year extendable commitments. As with the publicly issued term asset-backed securities transactions, the privately issued conduit transactions are subject to the FDIC final rule, which preserves safe-harbor treatment for issuances on or prior to September 30, 2010. See “—Securitization Financing”.

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

Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of February 28, 2010, Discover Bank had $5.6 billion of available capacity through the discount window.

ECASLA. The Ensuring Continued Access to Student Loans Act of 2008 (as amended, “ECASLA”) provides originators of Federal Family Education Loan Program (“FFELP”) loans with the ability to transfer qualifying FFELP loans to the U.S. Department of Education through participation and loan sale programs and/or to finance FFELP loans through an asset-backed conduit program. On March 19, 2010, Discover Bank entered into an agreement with Straight-A Funding, LLC, a conduit sponsored by the U.S. Department of Education under ECASLA III, in order to finance approximately $520 million of eligible FFELP loans. Discover Bank expects its funding settlement with Straight-A Funding, LLC to occur on April 12, 2010. On March 22, 2010, Discover Bank submitted an Adoption Agreement in connection with the Master Loan Sale Agreement arising under the ECASLA II Loan Commitment Purchase Program, which, subject to U.S. Department of Education approval, will permit Discover Bank to sell up to $1.6 billion of eligible FFELP loans originated for the 2009-10 academic year. These ECASLA programs provide us with a cost-effective source of funding and liquidity with respect to qualifying FFELP loans originated by Discover Bank.

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

	Discover Financial Services	Discover Bank	Outlook for Senior Unsecured Debt	Discover Bank	Discover Card Master Trust I(1)		Discover Card Execution Note Trust(1)
	Senior Unsecured Debt	Senior Unsecured Debt		Subordinated Debt	Class A	Class B	Class A	Class B	Class C

Moody’s Investors Service	Ba1	Baa3	Negative	Ba1	Aaa	A1	Aaa	A1	Baa1

Standard & Poor’s	BBB-	BBB	Stable	BBB-	AAA	AA	AAA	AA	A-

Fitch Ratings	BBB	BBB	Negative	BBB-	AAA	AA	AAA	AA-	A-

(1)	Ratings are for outstanding issuances of asset-backed securities issued by the trusts that mature after May 2010.

Liquidity

We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations. We expect to be able to satisfy all maturing obligations and fund business activities in the short-term and long-term through normal access to our funding sources, relying primarily on deposit issuance.

In the assessment of our liquidity needs, we also evaluate a range of stress events that would impact our access to normal funding sources, cash needs and/or liquidity. We maintain contingent funding sources, including our liquidity investment portfolio, remaining asset-backed conduit capacity, committed credit facility capacity and Federal Reserve discount window capacity, which we could utilize to satisfy liquidity needs during such stress events. In the event that access to capital markets, including the securitization market, is unavailable during the next 12 months, we believe that we would be able to satisfy all maturing obligations and fund business operations during that time by utilizing our deposit channels and our contingent funding sources.

Our liquidity investment portfolio is comprised of cash and cash equivalents and high quality, liquid, unencumbered investments. Cash and cash equivalents are invested primarily in deposits with the Federal Reserve, certificates of deposit with highly-rated banks which had maturities of 90 days or less when purchased, and AAA rated government money market mutual funds with maturities of 90 days or less when purchased. Investments include certificates of deposit with maturities greater than 90 days and certain credit card asset- backed securities of other issuers. The level of our liquidity investment portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.

At February 28, 2010, our liquidity investment portfolio was $12.7 billion. Our liquidity investment portfolio declined by $1.8 billion, from $14.5 billion, at November 30, 2009, primarily driven by lower maturity levels during the remainder of 2010.

	February 28, 2010	November 30, 2009
	(dollars in billions)
Liquidity investment portfolio(1)
Cash and cash equivalents(2)	$11.9	$12.7
Other investments	0.8	1.8

Total liquidity investment portfolio	12.7	14.5
Undrawn credit facilities
Committed secured credit facilities	1.5	1.5
Committed unsecured credit facility	2.4	2.4
Federal Reserve discount window	5.6	4.8

Total undrawn credit facilities	9.5	8.7

Total liquidity investment portfolio and undrawn credit facilities	$22.2	$23.2

(1)	Restricted cash is excluded from our liquidity investment portfolio. March 2010 maturities of long-term borrowings—owed to securitization investors of $2.6 billion will be funded through cash held at the trust, which is included in our condensed consolidated statement of financial condition in restricted cash—for securitization investors at February 28, 2010.
(2)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

Capital

We seek to manage capital to levels and composition sufficient to support the risks of the business, meet regulatory requirements and rating agency guidelines, and support future business growth. Our primary sources of capital are from the earnings generated by the business and equity raised through the capital markets.

Under regulatory capital requirements adopted by the FDIC, the Federal Reserve and other bank regulatory agencies, we, along with Discover Bank, must maintain minimum levels of capital. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial position and results. We must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At February 28, 2010, no portion of our deferred tax asset was disallowed for regulatory capital purposes.

At February 28, 2010, Discover Financial Services and Discover Bank met the requirements for well-capitalized status, exceeding the regulatory minimums to which they were subject. See Note 11: Capital Adequacy to our condensed consolidated financial statements for quantitative disclosures of our capital ratios and levels. Recent regulatory initiatives may subject us to increased capital requirements in the future. See “—Legislative and Regulatory Developments—Regulatory Initiatives Related to Capital and Liquidity.”

Equity Capital. Equity decreased to $7.0 billion at February 28, 2010 from $8.4 billion at November 30, 2009 largely as a result of the adoption of Statements No. 166 and 167, which resulted in a $1.3 billion reduction to equity.

We have received regulatory approval to redeem the $1.2 billion of preferred stock that we issued to the U.S. Treasury under the TARP Capital Purchase Program (“CPP”). Prior to such redemption, Discover Bank will issue a minimum of $350 million of Tier 2 qualifying capital in the form of subordinated debt. The subordinated debt offering is currently expected to be completed during the second quarter, subject to market conditions. In connection with the redemption of the preferred stock, we plan to notify the U.S. Treasury of our intent to repurchase the warrant to purchase our common stock if we can agree upon a price with the U.S. Treasury. If a price cannot be agreed upon, the U.S. Treasury may choose to proceed to sell the warrant through an auction process, in which we may or may not participate.

U.S. Treasury Capital Purchase Program. On March 13, 2009, we issued and sold to the U.S. Treasury 1,224,558 shares of senior preferred stock and a ten-year warrant to purchase 20,500,413 shares of our common stock at an exercise price of $8.96 per share, subject to anti-dilution adjustments, for an aggregate purchase price of approximately $1.2 billion. The issuance is part of the U.S. Treasury’s TARP CPP, under which the U.S. Treasury purchased senior preferred stock and warrants in eligible institutions to increase the flow of credit to businesses and consumers and to support the economy.

The senior preferred stock qualifies as Tier 1 capital and pays a cumulative dividend at the rate of five percent per annum for the first five years and at the rate of nine percent per annum beginning May 15, 2014. The senior preferred stock is generally non-voting, other than class voting rights on certain matters that could amend the rights of or adversely affect the stock. Pursuant to a letter agreement between us and the U.S. Treasury, we are permitted, because we have received regulatory approval, to redeem the senior preferred stock at any time, and when such senior preferred stock is repaid, the U.S. Treasury is required to liquidate the warrant, all in accordance with The American Recovery and Reinvestment Act of 2009, as it may be amended from time to time (“ARRA”), and any rules and regulations thereunder.

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

We are also subject to certain restrictions on executive compensation for our senior executive officers and the next 20 most highly compensated employees under the Emergency Economic Stabilization Act of 2008, as amended (the “EESA”). Our “senior executive officers” for this purpose include our chief executive officer, chief financial officer and the three most highly compensated executive officers other than the chief executive officer and chief financial officer. We agreed that for such time as the U.S. Treasury continues to own any of our securities under the CPP, we will take all necessary action to ensure that our compensation and other benefit plans with respect to our senior executive officers and certain other employees comply with EESA restrictions relating to executive compensation, which include (i) limits on compensation and incentives to take unnecessary and excessive risks that would threaten the value of the company, (ii) a provision for recovery (i.e., clawback) of amounts of compensation that later prove to have been based on materially inaccurate financial statements or other performance metrics, and (iii) limitations on severance and change in control payments. Furthermore, the U.S. Treasury issued interim final rules implementing the compensation and corporate governance requirements under ARRA, which amended the requirements of EESA. For additional information, see “—Legislative and Regulatory Developments—Compensation Developments.” Additionally, we may not deduct for federal income tax purposes executive compensation of our senior executive officers in excess of $500,000 per year, which includes any portion of their stock-based deferred compensation earned after our participation in the CPP.

Dividends. Our board of directors declared a common stock cash dividend of $.02 per share in March 2010, payable on April 22, 2010, to holders of record on April 1, 2010. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future. In addition, as a result of applicable banking law, regulations and guidance and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may be further limited. Under the terms of our CPP transaction, we are prohibited from increasing dividends on our common stock above historical levels ($.06 per share) until March 2012 unless (i) all of the senior preferred stock issued to the U.S. Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S. Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury. Furthermore, so long as any of the preferred stock is outstanding, dividend payments on our common stock will be prohibited unless all accrued and unpaid dividends are paid on such preferred stock.

Also in first quarter of 2010, we accrued $15.3 million of dividends on our senior preferred stock issued under the CPP, which represents a rate of 5% per year.

Special Dividend and Settlement of Visa and MasterCard Antitrust Litigation. On October 27, 2008, we settled our antitrust litigation with Visa and MasterCard for $2.75 billion. We received a lump sum amount of $0.9 billion from MasterCard in the fourth quarter of 2008 and $1.9 billion from Visa in 2009, which we recorded in other income in our Direct Banking segment. On February 11, 2010, we paid $775 million to Morgan Stanley in connection with an amendment to a special dividend agreement entered into at the time of our spin-off. See Note 13: Litigation to our condensed consolidated financial statements and “Legal Proceedings” for additional information.

Stock Repurchase Program. On December 3, 2007, we announced that our board of directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At February 28, 2010, we had not repurchased any stock under this program. Under the terms of our CPP transaction, we are prohibited from repurchasing our common stock until March 2012, except in connection with the administration of an employee benefit plan in the ordinary course of business consistent with past practice, unless (i) all of the senior preferred stock issued to the U.S. Treasury is redeemed, (ii) all of the senior preferred stock issued to the U.S. Treasury has been transferred to third parties, or (iii) we receive the consent of the U.S. Treasury. Furthermore, so long as any of the preferred stock issued under the CPP is outstanding, we may not repurchase any of our shares of common stock unless all accrued and unpaid dividends are paid on such preferred stock.

Guarantees

Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, or equity security of a guaranteed party, rate or index. Also included in guarantees are contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. Our guarantees relate to transactions processed on the Discover Network and certain transactions processed by PULSE and Diners Club. See Note 12: Commitments, Contingencies and Guarantees to our condensed consolidated financial statements for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at February 28, 2010, which include deposits, securitized debt, long-term borrowings, operating and capital lease obligations and purchase obligations were $59 billion. Contractual obligations grew $23 billion from November 30, 2009, largely as a result of the consolidation of the liabilities of the variable interest entities used in our securitization activities and also due to the growth in our deposit funding. For more information, see “—Change in Accounting Principle Related to Off-Balance Sheet Securitizations.” For a description of our contractual obligations as of November 30, 2009, see our annual report on Form 10-K for the fiscal year ending November 30, 2009 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”

At February 28, 2010, we had extended credit for consumer and commercial loans of approximately $170 billion, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. We are exposed to market risk primarily from changes in interest rates.

Interest Rate Risk. Changes in interest rates impact interest-earning assets, principally loan receivables. Changes in interest rates also impact interest sensitive liabilities that finance these assets, including asset-backed securitizations, deposits, and short-term and long-term borrowings.

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

Our interest rate sensitive assets and liabilities include certain loan receivables, certain amounts due from asset securitizations, interest-earning deposits and certain investment securities. Although we have moved the majority of our credit card loans to variable rates, some of our loans are still at fixed rates. Due to new credit card legislation, we have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

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

Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at February 28, 2010, we estimate that net interest income over the following 12-month period would increase by approximately $91 million. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2009, we estimated that net interest income over the following 12-month period would increase by approximately $84 million. At February 28, 2010, the interest rate sensitivity of our assets, net of liabilities, has increased primarily due to changes in the composition of our liabilities, which will have a positive impact on net interest income in a rising interest-rate scenario. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels and, therefore, could not materially decrease further.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 21, 2008, Morgan Stanley filed a lawsuit against us in New York Supreme Court for New York County seeking a declaration that Morgan Stanley did not breach the Special Dividend Agreement, did not interfere with any of our existing or prospective agreements for resolution of the antitrust case against Visa and MasterCard, and that Morgan Stanley is entitled to receive a portion of the settlement proceeds as set forth in the Special Dividend Agreement. On November 18, 2008, we filed our response to Morgan Stanley’s lawsuit, which included counterclaims against Morgan Stanley for interference with our efforts to resolve the antitrust lawsuit against Visa and MasterCard and willful and material breach of the Special Dividend Agreement, which expressly provided that we would have sole control over the investigation, prosecution and resolution of the antitrust lawsuit. Through our counterclaims we sought a ruling that because of Morgan Stanley’s willful, material breach of the Special Dividend Agreement, it had no right to its share of the proceeds from the settlement. We also requested damages in an amount to be proven at trial. Morgan Stanley moved for partial summary judgment seeking payment of its share of the proceeds, and on January 4, 2010, the court issued an order granting the motion.

On February 11, 2010, we entered into a Settlement Agreement and Mutual Release with Morgan Stanley, in which each party released and discharged the other party from claims related to the sharing of proceeds from the antitrust suit against Visa and MasterCard. Separately, we entered into a First Amendment to the Separation and Distribution Agreement dated as of June 29, 2007 (the “First Amendment”) with Morgan Stanley. The First Amendment amended the Special Dividend Agreement contained in Schedule 2 to the Separation and Distribution Agreement to provide that payments that Morgan Stanley receives from us in connection with the settlement of the antitrust litigation with Visa and MasterCard shall not exceed a total of $775 million, inclusive of any accrued and unpaid interest and fees under the agreement, and was executed on February 11, 2010. In addition, on the same day, we paid Morgan Stanley $775 million from restricted cash held in an escrow account in complete satisfaction of our obligations under the Special Dividend Agreement.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended November 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the three months ended February 28, 2010:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1—31, 2009
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	—	$—	N/A	N/A
January 1—31, 2010
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	368,297	$14.68	N/A	N/A
February 1—28, 2010
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	—	$—	N/A	N/A

Total
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	368,297	$14.68	N/A	N/A

(1)	On December 3, 2007, we announced that our board of directors authorized the repurchase of up to $1 billion of our outstanding stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At February 28, 2010, we had not repurchased any stock under this program. Under the terms of our participation in the U.S. Treasury’s Capital Purchase Program, we are generally prohibited from repurchasing our common stock until March 2012, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources—Stock Repurchase Program.”
(2)	Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ ROY A. GUTHRIE
Roy A. Guthrie Executive Vice President, Chief Financial Officer and Treasurer

Date: April 8, 2010

Exhibit Index

Exhibit Number	Description

10.1	Amendment to 2009 Year End Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan, effective December 1, 2009.

10.2	Amendment No. 2 to Discover Financial Services Employee Stock Purchase Plan, effective as of December 1, 2009.

10.3	Form of Share Award Agreement Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10(a) to Discover Financial Services’ Current Report on Form 8-K filed on December 11, 2009 and incorporated herein by reference thereto).

10.4	Settlement Agreement and Mutual Release between Discover Financial Services and Morgan Stanley, dated February 11, 2010 (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference thereto).

10.5	First Amendment to the Separation and Distribution Agreement dated as of June 29, 2007 between Discover Financial Services and Morgan Stanley, dated February 11, 2010 (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference thereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.