Form 10-Q
period 2010-05-31
Discover Financial Services
filed 2010-07-07
CIK 1393612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

As of June 30, 2010, there were 544,036,855 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES

Quarterly Report on Form 10-Q

for the quarterly period ended May 31, 2010

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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Financial Condition

	May 31, 2010	November 30, 2009
	(unaudited) (dollars in thousands, except per share amounts)
Assets
Cash and cash equivalents	$10,335,729	$13,020,719
Restricted cash—special dividend escrow	—	643,311
Restricted cash—for securitization investors	685,113	—
Other short-term investments	375,000	1,350,000
Investment securities:
Available-for-sale (amortized cost of $952,593 and $2,743,729 at May 31, 2010 and November 30, 2009, respectively)	982,947	2,645,481
Held-to-maturity (fair value of $85,103 and $1,953,990 at May 31, 2010 and November 30, 2009, respectively)	88,197	2,389,816

Total investments securities	1,071,144	5,035,297
Loan receivables:
Student loans held for sale	1,416,603	—
Loan portfolio:
Credit card—restricted for securitization investors	34,890,625	—
Other credit card	10,437,705	20,230,302

Total credit card loan receivables	45,328,330	20,230,302
Other	3,279,785	3,394,782

Total loan portfolio	48,608,115	23,625,084

Total loan receivables	50,024,718	23,625,084
Allowance for loan losses	(3,930,624)	(1,757,899)

Net loan receivables	46,094,094	21,867,185
Amounts due from asset securitization	—	1,692,051
Premises and equipment, net	469,001	499,303
Goodwill	255,421	255,421
Intangible assets, net	192,304	195,636
Other assets	2,675,872	1,462,064

Total assets	$62,153,678	$46,020,987

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$34,933,914	$32,028,506
Non-interest bearing deposit accounts	88,061	64,506

Total deposits	35,021,975	32,093,012
Long-term borrowings:
Long-term borrowings—owed to securitization investors	15,069,129	—
Other long-term borrowings	3,241,998	2,428,101

Total long-term borrowings	18,311,127	2,428,101
Special dividend—Morgan Stanley	—	808,757
Accrued expenses and other liabilities	2,782,309	2,255,570

Total liabilities	56,115,411	37,585,440
Commitments, contingencies and guarantees (Note 13)
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 200,000,000 shares authorized, 0 and 1,224,558 shares issued and outstanding at May 31, 2010 and November 30, 2009, respectively	—	1,158,066
Common stock, par value $.01 per share; 2,000,000,000 shares authorized; 546,242,968 and 544,799,041 shares issued at May 31, 2010 and November 30, 2009, respectively	5,462	5,448
Additional paid-in capital	3,593,692	3,573,231
Retained earnings	2,538,164	3,873,262
Accumulated other comprehensive (loss) income	(73,940)	(154,818)
Treasury stock, at cost; 2,249,868 and 1,876,795 shares at May 31, 2010 and November 30, 2009, respectively	(25,111)	(19,642)

Total stockholders’ equity	6,038,267	8,435,547

Total liabilities and stockholders’ equity	$62,153,678	$46,020,987

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Income

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010	2009	2010	2009
	(unaudited)
	(dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$1,475,860	$781,176	$2,967,747	$1,514,675
Other loans	62,894	40,641	115,562	75,874
Investment securities	5,064	17,960	10,392	33,544
Other interest income	7,964	18,207	17,231	49,684

Total interest income	1,551,782	857,984	3,110,932	1,673,777
Interest expense:
Deposits	298,335	308,123	603,784	605,249
Short-term borrowings	—	1,345	—	2,528
Long-term borrowings	106,286	10,537	214,561	24,948

Total interest expense	404,621	320,005	818,345	632,725

Net interest income	1,147,161	537,979	2,292,587	1,041,052
Provision for loan losses	724,264	643,861	2,111,470	1,581,674

Net interest income after provision for loan losses	422,897	(105,882)	181,117	(540,622)

Other income:
Securitization income	—	325,264	—	743,147
Discount and interchange revenue	269,286	81,894	531,277	157,161
Fee products	101,363	75,248	205,458	150,024
Loan fee income	69,733	52,293	175,018	120,315
Transaction processing revenue	36,468	32,604	69,386	61,470
Merchant fees	7,426	11,736	15,871	24,573
Gain (loss) on investment securities	—	(1,012)	180	(1,817)
Antitrust litigation settlement	—	472,775	—	947,616
Other income	28,568	30,318	61,530	68,587

Total other income	512,844	1,081,120	1,058,720	2,271,076
Other expense:
Employee compensation and benefits	202,536	208,151	398,300	427,639
Marketing and business development	97,970	102,922	182,643	214,355
Information processing and communications	63,087	74,441	128,505	149,338
Professional fees	78,067	74,550	153,880	144,673
Premises and equipment	17,691	18,223	35,551	36,295
Other expense	54,197	82,341	89,473	147,451

Total other expense	513,548	560,628	988,352	1,119,751

Income before income tax expense	422,193	414,610	251,485	610,703
Income tax expense	164,126	188,810	96,956	264,509

Net income	$258,067	$225,800	$154,529	$346,194

Net income allocated to common stockholders	$184,590	$206,366	$63,524	$324,584

Basic earnings per share	$0.34	$0.43	$0.12	$0.67
Diluted earnings per share	$0.33	$0.43	$0.12	$0.67
Dividends paid per share of common stock	$0.02	$0.02	$0.04	$0.08

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(unaudited)
	(dollars and shares in thousands)
Balance at November 30, 2008	—	$—	480,517	$4,805	$2,938,657	$3,046,956	$(66,338)	$(8,257)	$5,915,823
Adoption of the measurement date provision of ASC 715 (FASB Statement No. 158), net of tax	—	—	—	—	—	(1,110)	—	—	(1,110)
Comprehensive income:
Net income	—	—	—	—	—	346,194	—	—	346,194
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	14,035	—
Adjustment related to pension and postretirement benefits, net of tax	—	—	—	—	—	—	(239)	—

Other comprehensive income	—	—	—	—	—	—	13,796	—	13,796

Total comprehensive income	—	—	—	—	—	—	—	—	359,990
Purchase of treasury stock	—	—	—	—	—	—	—	(6,597)	(6,597)
Common stock issued under employee benefit plans	—	—	99	1	665	—	—	—	666
Common stock issued and stock-based compensation expense	—	—	2,495	25	24,417	120	—	—	24,562
Income tax deficiency on stock-based compensation plans	—	—	—	—	(9,614)	—	—	—	(9,614)
Issuance of preferred stock	1,225	1,148,691	—	—	75,867	—	—	—	1,224,558
Accretion of preferred stock discount	—	3,288	—	—	—	(3,288)	—	—	—
Dividends—preferred stock	—		—	—	—	(13,266)	—	—	(13,266)
Dividends paid—common stock	—	—	—	—	—	(39,122)	—	—	(39,122)
Special dividend—Morgan Stanley	—	—	—	—	—	(40,250)	—	—	(40,250)

Balance at May 31, 2009	1,225	$1,151,979	483,111	$4,831	$3,029,992	$3,296,234	$(52,542)	$(14,854)	$7,415,640

Balance at November 30, 2009	1,225	$1,158,066	544,799	$5,448	$3,573,231	$3,873,262	$(154,818)	$(19,642)	$8,435,547
Adoption of ASC 810 (FASB Statement No. 167), net of tax	—	—	—	—	—	(1,411,117)	78,561	—	(1,332,556)
Comprehensive income:
Net income	—	—	—	—	—	154,529	—	—	154,529
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	2,238	—
Adjustments related to pension and postretirement benefits, net of tax	—	—	—	—	—	—	79	—

Other comprehensive income	—	—	—	—	—	—	2,317	—	2,317

Total comprehensive income	—	—	—	—	—	—	—	—	156,846
Purchase of treasury stock	—	—	—	—	—	—	—	(5,469)	(5,469)
Common stock issued under employee benefit plans	—	—	43	—	545	—	—	—	545
Common stock issued and stock based compensation expense	—	—	1,401	14	21,285	—	—	—	21,299
Income tax deficiency on stock-based compensation plans	—	—	—	—	(1,369)	—	—	—	(1,369)
Dividends paid—common stock	—	—	—	—	—	(21,964)	—	—	(21,964)
Accretion of preferred stock discount	—	66,492	—	—	—	(66,492)	—	—	—
Dividends—preferred stock	—		—	—	—	(23,811)	—	—	(23,811)
Redemption of preferred stock	(1,225)	(1,224,558)	—	—	—	—	—	—	(1,224,558)
Special dividend—Morgan Stanley	—	—	—	—	—	33,757	—	—	33,757

Balance at May 31, 2010	—	$—	546,243	$5,462	$3,593,692	$2,538,164	$(73,940)	$(25,111)	$6,038,267

See Notes to Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended May 31,
	2010	2009
	(unaudited) (dollars in thousands)
Cash flows from operating activities
Net income	$154,529	$346,194
Adjustments to reconcile net income to net cash provided by operating activities:
Net principal disbursed on loans originated for sale	(98,665)	—
(Gain) loss on investment securities	(180)	1,817
Gain on disposal of equipment	(159)	(63)
Stock-based compensation expense	20,923	25,228
Income tax deficiency on stock-based compensation expense	(1,369)	(9,614)
Deferred income taxes	(14,949)	(242,929)
Depreciation and amortization on premises and equipment	46,272	49,134
Other depreciation and amortization	37,479	66,955
Amortization of deferred revenues	(91,538)	(75,605)
Provision for loan losses	2,111,470	1,581,674
Changes in assets and liabilities:
(Increase) decrease in amounts due from asset securitization	—	466,055
(Increase) decrease in other assets	(260,270)	(57,352)
Increase (decrease) in accrued expenses and other liabilities	540,264	(237,916)

Net cash provided by operating activities	2,443,807	1,913,578
Cash flows from investing activities
Maturities of other short-term investments	1,350,000	—
Purchases of other short-term investments	(375,000)	—
Maturities of available-for-sale investment securities	394,418	77,570
Purchases of available-for-sale investment securities	(929,070)	(352,873)
Maturities of held-to-maturity investment securities	6,229	2,405
Purchases of held-to-maturity investment securities	(549)	(949)
Net principal disbursed on loans held for investment	(1,085,456)	(3,896,894)
Proceeds from securitization	—	750,000
Decrease (increase) in restricted cash—special dividend escrow	643,311	(427,357)
Decrease in restricted cash—for securitization investors	553,648	—
Proceeds from sale of equipment	144	1,513
Purchases of premises and equipment	(17,461)	(29,932)

Net cash provided by (used for) investing activities	540,214	(3,876,517)
Cash flows from financing activities
Proceeds from issuance of preferred stock	—	1,148,691
Redemption of preferred stock	(1,224,558)	—
Proceeds from issuance of warrant	—	75,867
Proceeds from issuance of securitized debt	1,000,000	—
Maturities of securitized debt	(8,360,528)	—
Proceeds from issuance of other long-term borrowings	1,003,427	—
Maturities of other long-term borrowings	(188,200)	(307,719)
Purchase of treasury stock	(5,469)	(6,597)
Net increase in deposits	1,952,266	626,046
Proceeds from acquisition of deposits	976,627	—
Dividend paid to Morgan Stanley	(775,000)	—
Dividends paid on common and preferred stock	(48,497)	(49,667)
Excess tax benefits related to stock-based compensation	921	—

Net cash (used for) provided by financing activities	(5,669,011)	1,486,621

Net decrease in cash and cash equivalents	(2,684,990)	(476,318)
Cash and cash equivalents, at beginning of period	13,020,719	10,171,143

Cash and cash equivalents, at end of period	$10,335,729	$9,694,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$765,286	$643,667

Income taxes, net of income tax refunds	$56,989	$298,877

Non-cash transactions:
Special dividend—Morgan Stanley	$33,757	$(40,250)

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.	Background and Basis of Presentation

Description of Business. Discover Financial Services (“DFS” or the “Company”) is a leading credit card issuer in the United States and an electronic payment services company. In March 2009, the Company became a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act. Therefore, the Company is now subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Through its Discover Bank subsidiary, a Delaware state-chartered bank, the Company offers its customers credit cards, other consumer loans and deposit products. Through its DFS Services LLC subsidiary and its subsidiaries, the Company operates the Discover Network, the PULSE Network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network provides credit card transaction processing for Discover card-branded and third-party issued credit cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network that grants rights to licensees, which are generally financial institutions, to issue Diners Club branded credit cards and/or to provide card acceptance services. The Diners Club business also offers transaction processing and marketing services to licensees globally.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements, including the new disclosures which are applicable to the Company beginning in the current period, are presented in Note 15: Fair Value Disclosures. The disclosures concerning gross presentation of Level 3 activity are effective for fiscal years beginning after December 15, 2010.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (codified within Accounting Standards Codification (“ASC”) Topic 715, Compensation-Retirement Benefits). This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures include a description of how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk. The standard is effective for fiscal years ending after December 15, 2009 and will first apply to the Company’s Form 10-K for the year ending November 30, 2010. The application of this guidance will only affect disclosures and therefore will not impact the Company’s financial condition, results of operations or cash flows.

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

Statement No. 166 amended the accounting for transfers of financial assets. Under Statement No. 166, the trusts used in the Company’s securitization transactions are no longer exempt from consolidation. Statement No. 167 prescribes an ongoing assessment of the Company’s involvement in the activities of the trusts and the Company’s rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those variable interest entities (“VIEs”) will be required to be consolidated in the Company’s financial statements. In accordance with Statement No. 167, the Company concluded it is the primary beneficiary of the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) (the “trusts”) and accordingly, the Company began consolidating the trusts on December 1, 2009. Using the carrying amounts of the trust assets and liabilities as prescribed by Statement No. 167, the Company recorded a $21.1 billion increase in total assets, a $22.4 billion increase in total liabilities and a $1.3 billion decrease in stockholders’ equity (comprised of a $1.4 billion decrease in retained earnings offset by a $0.1 billion increase in accumulated other comprehensive income). These amounts were comprised of the following transition adjustments, which were treated as noncash activities for purposes of preparing the condensed consolidated statement of cash flows:

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

The Company’s statements of income for the three months and six months ended May 31, 2010 no longer reflect securitization income, but instead report interest income, net charge-offs and certain other income associated with all securitized loan receivables, and interest expense associated with debt issued from the trusts to third-party investors, in the same line items in the Company’s statement of income as non-securitized credit card loan receivables and corporate debt. Additionally, the Company no longer records initial gains on new securitization activity since securitized credit card loans no longer receive sale accounting treatment. Also, there are no gains or losses recorded on the revaluation of the interest-only strip receivable as that asset is not recognizable in a transaction accounted for as a secured borrowing. Because the Company’s securitization transactions are accounted for under the new accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions are presented as cash flows from financing activities rather than as cash flows from operating or investing activities.

The Company’s statement of income for the three and six months ended May 31, 2009 and its statement of financial condition as of November 30, 2009 have not been retrospectively adjusted to reflect the amendments to ASC 810 and ASC 860. Therefore, current period results and balances will not be comparable to prior period amounts, particularly with regard to the following (and their related subtotals):

•	Investment securities;

•	Loan receivables (and the related delinquencies, charge-offs, and allowance and provision for loan losses);

•	Certain securitization assets recorded under prior GAAP;

•	Long-term borrowings;

•	Interest income;

•	Interest expense;

•	Other income; and

•	Earnings per share.

3.	Investment Securities

The Company’s investment securities consist of the following (dollars in thousands):

	May 31, 2010	November 30, 2009
U.S. Treasury securities(1)	$549	$—
States and political subdivisions of states	64,929	68,553
Other securities:
Certificated retained interests in DCENT and DCMT(2)	—	4,501,108
Credit card asset-backed securities of other issuers	919,198	381,705
Asset-backed commercial paper notes	63,732	58,792
Residential mortgage-backed securities	10,851	12,929
Other debt and equity securities	11,885	12,210

Total other securities	1,005,666	4,966,744

Total investment securities	$1,071,144	$5,035,297

(1)	Amount represents U.S. Treasury securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.
(2)	Upon adoption of Statements No. 166 and 167, the amount outstanding at November 30, 2009 was reclassified to loan receivables. See Note 2: Change in Accounting Principle for more information.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At May 31, 2010
Available-for-Sale Investment Securities(1)
Credit card asset-backed securities of other issuers	$901,241	$18,407	$(450)	$919,198
Asset-backed commercial paper notes	51,337	12,395	—	63,732
Equity securities	15	2	—	17

Total available-for-sale investment securities	$952,593	$30,804	$(450)	$982,947

Held-to-Maturity Investment Securities(2)
U.S. Treasury securities	$549	$—	$—	$549
States and political subdivisions of states	64,929	134	(4,077)	60,986
Residential mortgage-backed securities	10,851	849	—	11,700
Other debt securities(3)	11,868	—	—	11,868

Total held-to-maturity investment securities	$88,197	$983	$(4,077)	$85,103

At November 30, 2009
Available-for-Sale Investment Securities(1)
Certificated retained interests in DCENT	$2,330,000	$978	$(126,009)	$2,204,969
Credit card asset-backed securities of other issuers	362,377	19,362	(34)	381,705
Asset-backed commercial paper notes	51,337	7,455	—	58,792
Equity securities	15	—	—	15

Total available-for-sale investment securities	$2,743,729	$27,795	$(126,043)	$2,645,481

Held-to-Maturity Investment Securities(2)
Certificated retained interests in DCENT and DCMT	$2,296,139	$—	$(430,655)	$1,865,484
States and political subdivisions of states	68,553	19	(6,162)	62,410
Residential mortgage-backed securities	12,929	972	—	13,901
Other debt securities(3)	12,195	—	—	12,195

Total held-to-maturity investment securities	$2,389,816	$991	$(436,817)	$1,953,990

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.
(3)	Included in other debt securities at May 31, 2010 and November 30, 2009 are commercial advances of $9.1 million and $9.4 million, respectively, related to the Company’s Community Reinvestment Act strategies.

At May 31, 2010, the Company had 27 investments in credit card asset-backed securities of other issuers and 5 investments in state and political subdivisions of states in an unrealized loss position. The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position as of May 31, 2010 and November 30, 2009 (dollars in thousands):

	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At May 31, 2010
Available-for-Sale Investment Securities
Credit card asset-backed securities of other issuers	$485,204	$(450)	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	$—	$—	$52,008	$(4,077)
At November 30, 2009
Available-for-Sale Investment Securities
Certificated retained interests in DCENT	$1,149,143	$(115,857)	$889,848	$(10,152)
Credit card asset-backed securities of other issuers	$127,509	$(34)	$—	$—
Held-to-Maturity Investment Securities
Certificated retained interests in DCENT and DCMT	$1,865,484	$(430,655)	$—	$—
State and political subdivisions of states	$—	$—	$51,778	$(6,162)

During the six months ended May 31, 2010 and 2009, the Company received $400.6 million and $80.0 million of proceeds related to maturities or redemptions of investment securities, respectively. During the same periods, the Company had no sales of investment securities.

The Company records gains and losses on investment securities in other income when investments are sold, when the Company believes an investment is other than temporarily impaired prior to the disposal of the investment, or in certain other circumstances. During the three and six months ended May 31, 2010, the Company realized a $0 million and $0.2 million gain on other debt securities. During the three and six months ended May 31, 2009, the Company realized $1.0 million and $1.8 million of other than temporary impairment (“OTTI”), which was recorded entirely in earnings, substantially all of which was related to debt and equity investments classified as available for sale. As of May 31, 2010 and November 30, 2009, no OTTI has been recorded in other comprehensive income.

The Company records unrealized gains on its available-for-sale investment securities in other comprehensive income. For the six months ended May 31, 2010 and 2009, the Company recorded net unrealized gains of $3.6 million ($2.2 million after tax) and $22.6 million ($14.0 million after tax), respectively, in other comprehensive income. For the six months ended May 31, 2009, other comprehensive income included the reversal of $0.8 million of unrealized losses that had been included in accumulated other comprehensive income at the end of the previous year, but were subsequently reclassified into earnings due to recognition of OTTI, as discussed above. Additionally, the Company eliminated a net unrealized loss of $125.0 million ($78.6 million after tax) upon consolidation of its securitization trusts in connection with the adoption of Statements No. 166 and 167 on December 1, 2009.

At May 31, 2010, the Company had $4.1 million of gross unrealized losses on its held-to-maturity investment securities in states and political subdivisions of states, compared to $6.2 million of gross unrealized losses at November 30, 2009. The Company believes the unrealized loss on these investments is the result of changes in interest rates subsequent to the Company’s acquisitions of these securities and that the reduction in value is temporary. The Company does not intend to sell these investments nor does it expect to be required to sell these investments before recovery of their amortized cost bases, but rather expects to collect all amounts due according to the contractual terms of these securities.

Maturities of available-for-sale debt securities and held-to-maturity debt securities at May 31, 2010 are provided in the table below (dollars in thousands):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale—Amortized Cost(1)
Credit card asset-backed securities of other issuers	$570,652	$330,589	$—	$—	$901,241
Asset-backed commercial paper notes	51,337	—	—	—	51,337

Total available-for-sale investment securities	$621,989	$330,589	$—	$—	$952,578

Held-to-maturity—Amortized Cost(2)
U.S. Treasury securities	$549	$—	$—	$—	$549
State and political subdivisions of states	—	—	13,170	51,759	64,929
Residential mortgage-backed securities	—	—	—	10,851	10,851
Other debt securities	965	4,212	2,345	4,346	11,868

Total held-to-maturity investment securities	$1,514	$4,212	$15,515	$66,956	$88,197

Available-for-sale—Fair Values(1)
Credit card asset-backed securities of other issuers	$572,902	$346,296	$—	$—	$919,198
Asset-backed commercial paper notes	63,732	—	—	—	63,732

Total available-for-sale investment securities	$636,634	$346,296	$—	$—	$982,930

Held-to-maturity—Fair Values(2)
U.S. Treasury securities	$549	$—	$—	$—	$549
State and political subdivisions of states	—	—	13,174	47,812	60,986
Residential mortgage-backed securities	—	—	—	11,700	11,700
Other debt securities	965	4,212	2,345	4,346	11,868

Total held-to-maturity investment securities	$1,514	$4,212	$15,519	$63,858	$85,103

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.

4.	Loan Receivables

Loan receivables consist of the following (dollars in thousands):

	May 31, 2010	November 30, 2009
Student loans held for sale	$1,416,603	$—
Loan portfolio:
Credit card loans:
Discover card(1) (2)	44,979,469	19,826,153
Discover business card	348,861	404,149

Total credit card loans	45,328,330	20,230,302
Other consumer loans:
Personal loans	1,573,339	1,394,379
Federal student loans(3)(4)	822,323	1,352,587
Private student loans(4)	819,943	579,679
Other	64,180	68,137

Total other consumer loans	3,279,785	3,394,782

Total loan portfolio	48,608,115	23,625,084

Total loan receivables	50,024,718	23,625,084
Allowance for loan losses(2)	(3,930,624)	(1,757,899)

Net loan receivables	$46,094,094	$21,867,185

(1)	Amounts include $19.4 billion underlying investors’ interests in trust debt at May 31, 2010, and $15.5 billion and $9.9 billion in seller’s interest at May 31, 2010 and November 30, 2009, respectively. See Note 5: Credit Card Securitization Activities for more information.
(2)	Upon adoption of Statements No. 166 and 167, the Company consolidated $22.3 billion of securitized loan receivables, reclassified $4.6 billion from investment securities to loan receivables and recorded a $2.1 billion allowance for loan losses. See Note 2: Change in Accounting Principle for more information.
(3)	Amount at May 31, 2010 includes $499.6 million of student loan receivables, which, along with accrued interest of $24.9 million, are pledged as collateral against a long-term borrowing.
(4)	Federal student loans are guaranteed by the U.S. Department of Education. Private student loans are made directly to the student with no government guarantees.

Student loans held for sale represent certain eligible Federal Family Education Loan Program (“FFELP”) loans existing at May 31, 2010 which the Company intends to sell to the U.S. Department of Education (“DOE”) pursuant to a Master Loan Sale Agreement for the 2009-10 Loan Purchase Program under the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). Under the Master Loan Sale Agreement, the loans will be purchased by the DOE at an amount which approximates their book value. The loans are expected to be sold to the DOE on or before October 15, 2010.

The following table provides changes in the Company’s allowance for loan losses for the three and six months ended May 31, 2010 and 2009 (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010	2009	2010	2009
Balance at beginning of period	$4,207,360	$1,878,942	$1,757,899	$1,374,585
Addition to allowance related to securitized receivables(1)	—	—	2,144,461	—
Additions:
Provision for loan losses	724,264	643,861	2,111,470	1,581,674
Deductions:
Charge-offs:
Discover card	(1,080,554)	(558,672)	(2,221,039)	(1,019,548)
Discover business card	(16,402)	(14,729)	(35,688)	(25,271)

Total credit card loans	(1,096,956)	(573,401)	(2,256,727)	(1,044,819)
Personal loans	(23,041)	(15,423)	(47,121)	(25,266)
Federal student loans	(248)	—	(297)	—
Private student loans	(260)	(96)	(604)	(96)
Other	(711)	—	(719)	(18)

Total other consumer loans	(24,260)	(15,519)	(48,741)	(25,380)

Total charge-offs	(1,121,216)	(588,920)	(2,305,468)	(1,070,199)
Recoveries:
Discover card	118,961	52,181	220,082	99,687
Discover business card	911	201	1,641	330

Total credit card loans	119,872	52,382	221,723	100,017
Personal loans	330	205	521	384
Federal student loans	—	—	—	—
Private student loans	6	—	8	—
Other	8	3	10	12

Total other consumer loans	344	208	539	396

Total recoveries	120,216	52,590	222,262	100,413

Net charge-offs	(1,001,000)	(536,330)	(2,083,206)	(969,786)

Balance at end of period	$3,930,624	$1,986,473	$3,930,624	$1,986,473

(1)	Upon adoption of Statements No. 166 and 167, the Company recorded a $2.1 billion allowance for loan losses related to newly consolidated and reclassified credit card loan receivables. See Note 2: Change in Accounting Principle for more information.

The Company calculates its allowance for loan losses by estimating probable losses separately for segments of the loan portfolio with similar risk characteristics, which generally results in segmenting the portfolio by loan product type.

For its credit card loan receivables, the Company uses a migration analysis to estimate the likelihood that a loan receivable will progress through various stages of delinquency and eventually charge off. In the first quarter 2010, the Company developed analytics which provide a better understanding of the likelihood that current accounts, or those that are not delinquent, will eventually charge off. The Company used this information in combination with the migration analysis to determine its allowance for credit card loan losses at May 31, 2010. The Company does not identify individual loans for impairment, but instead estimates its allowance for credit card loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest.

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

Information regarding nonaccrual, past due and restructured loan receivables is as follows (dollars in thousands):

	May 31, 2010(1)	November 30, 2009
Loans not accruing interest	$410,433	$190,086
Loans over 90 days delinquent and accruing interest	$1,039,751	$522,190
Restructured loans(2)	$258,581	$72,924

(1)	The amounts at May 31, 2010 include securitized loans as a result of the consolidation of the securitization trusts upon adoption of Statement No. 167 on December 1, 2009. See Note 2: Change in Accounting Principle for more information.
(2)	Restructured loans include $36.1 million and $9.7 million for the periods ended May 31, 2010 and November 30, 2009, respectively, that are also included in loans over 90 days delinquent and accruing interest.

As part of certain collection strategies, the Company may place a customer’s account in a permanent workout program under which the loan may be restructured, at which time the customer’s future borrowing privileges are suspended. Therefore, the Company has no commitments to lend additional funds to customers in a permanent workout program. Such modifications are accounted for in accordance with ASC 310-40, Troubled Debt Restructuring by Creditors, under which loan impairment is measured based on the discounted present value of cash flows expected to be collected. All of the Company’s permanent workout loans, which share common risk characteristics and are evaluated collectively on an aggregated basis, had a related allowance for loan losses.

At May 31, 2010 and November 30, 2009, the Company had included $99.8 million and $28.0 million, respectively, in its allowance for loan losses for loans in its permanent workout program. Interest income on these loans is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs. Additional information about loans in the Company’s permanent workout program is shown below (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010(1)	2009	2010(1)	2009
Average recorded investment in loans	$247,853	$88,331	$237,284	$78,942
Interest income recognized during the time within the period these loans were impaired(2)	$700	$260	$1,342	$463
Gross interest income that would have been recorded in accordance with the original terms(3)	$9,627	$2,787	$18,245	$4,883

(1)	The amounts at May 31, 2010 include securitized loans as a result of the consolidation of the securitization trusts upon adoption of Statement No. 167 on December 1, 2009. See Note 2: Change in Accounting Principle for more information.
(2)	The Company does not separately track interest income on loans in its permanent workout program. Amounts shown are estimated by applying an average interest rate to the average loans in the permanent workout program.
(3)	The Company does not separately track the amount of gross interest income that would have been recorded if the loans in its permanent workout programs had not been restructured and interest had instead been recorded in accordance with the original terms. Amounts shown are estimated by applying the difference between the average interest rate earned on credit card accounts and the average interest rate earned on loans in the permanent workout program to the average loans in the permanent workout program.

Information regarding net charge-offs of interest and fee revenues on credit card loans is as follows (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010(1)	2009	2010(1)	2009
Interest accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$236,780	$137,561	$504,487	$248,941
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$77,620	$49,694	$169,708	$90,848

(1)	The amounts at May 31, 2010 include securitized loans as a result of the consolidation of the securitization trusts upon adoption of Statement No. 167 on December 1, 2009. See Note 2: Change in Accounting Principle for more information.

5.	Credit Card Securitization Activities

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

Subsequent to November 30, 2009, the Company’s securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company under ASC 810 and ASC 860. Accordingly, beginning on December 1, 2009, all of the assets and liabilities of the trusts are included directly on the Company’s consolidated statement of financial condition. Trust receivables underlying third-party investors’ interests are recorded in credit card loan receivables—restricted for securitization investors, and the related debt issued by the trusts is reported in long-term borrowings—owed to securitization investors. Additionally, beginning on December 1, 2009, certain other of the Company’s retained interests in the assets of the trusts, principally consisting of investments in DCMT certificates and DCENT notes held by subsidiaries of Discover Bank, now constitute intercompany positions, which are eliminated in the preparation of the Company’s consolidated statement of financial condition. Trust receivables underlying the Company’s various retained interests, including the seller’s interest in trust receivables, are recorded in credit card loan receivables—restricted for securitization investors.

Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts’ creditors. The trusts have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash—for securitization investors. Investment of trust cash balances is limited to investments that are permitted under the governing documents of the trusts and which have maturities no later than the related date on which funds must be made available for distribution to trust investors. With the exception of the seller’s interest in trust receivables, the Company’s interests in trust assets are generally subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt. The carrying values of these restricted assets, which are presented on the Company’s statement of financial condition as relating to securitization activities, are shown in the table below (dollars in thousands):

May 31, 2010
Cash collateral accounts	$510,790
Collections and interest funding accounts	174,323

Restricted cash—for securitization investors	685,113
Investors’ interests held by third-party investors	15,071,057
Investors’ interests held by wholly owned subsidiaries of Discover Bank	4,317,176
Seller’s interest	15,502,392

Loan receivables—restricted for securitization investors(1)	34,890,625
Allowance for loan losses(1)	(2,892,494)

Net loan receivables	31,998,131
Other	26,265

Carrying value of assets of consolidated variable interest entities	$32,709,509

(1)	The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s statement of financial condition in accordance with GAAP.

The debt securities issued by the consolidated VIEs are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements. Insufficient cash flows would trigger the early repayment of the securities. This is referred to as the “economic early amortization” feature.

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

In addition to performance measures associated with the transferred credit card loan receivables, there are other events or conditions which could trigger an early amortization event. As of May 31, 2010, no economic or other early amortization events have occurred.

The tables below provide information concerning investors’ interests and related excess spreads at May 31, 2010 (dollars in thousands):

	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$8,444,099	12
Discover Card Execution Note Trust (DiscoverSeries notes)	10,944,134	23

Total investors’ interests	$19,388,233	35

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread(1)(2)(3)
Group excess spread percentage	11.47%
DiscoverSeries excess spread percentage	10.85%

(1)	DCMT certificates refer to the higher of the Group excess spread (as shown above) or their applicable series excess spread in assessing whether an economic early amortization has been triggered. DiscoverSeries notes refer to the higher of the Group or DiscoverSeries excess spread (both of which are shown above) in assessing whether an economic early amortization has occurred.
(2)	Discount Series (DCMT 2009-SD), which was issued in September 2009, makes principal collections available for reallocation to other series to cover shortfalls in interest and servicing fees and to reimburse charge-offs. Three-month rolling average excess spread rates reflected the availability of these additional collections.
(3)	Excess spread rates used in determining economic early amortization events and other triggers are reflective of the performance of all outstanding investors’ interests, including subordinated interests held by wholly-owned subsidiaries of Discover Bank.

The Company continues to own and service the accounts that generate the loan receivables held by the trusts. Discover Bank receives servicing fees from the trusts based on a percentage of the monthly investor principal balance outstanding. Although the fee income to Discover Bank offsets the fee expense to the trusts and thus is eliminated in consolidation, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing income.

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

During the three and six months ended May 31, 2009, the Company recognized a net revaluation of its subordinated retained interests, principally the interest-only strip receivable, consisting of losses of $93.0 million and $191.2 million, respectively, in securitization income in the condensed consolidated statements of income. For the three and six months ended May 31, 2009, the Company securitized $750 million of receivables, which resulted in an initial gain of $1.0 million.

The following table summarizes certain cash flow information related to the securitized pool of loan receivables (dollars in millions):

	For the Three Months Ended May 31, 2009	For the Six Months Ended May 31, 2009
Proceeds from third-party investors in new credit card securitizations	$750	$750
Proceeds from collections reinvested in previous credit card securitizations	$11,579	$21,605
Contractual servicing fees received	$113	$237
Cash flows received from retained interests	$364	$997
Purchases of previously transferred credit card loan receivables (securitization maturities)	$—	$2,989

The tables below present quantitative information about delinquencies and net principal charge-offs of securitized and non-securitized credit card loans for periods in which transfers of receivables to the securitization trusts were accounted for as sales (dollars in millions):

November 30, 2009
Loans Outstanding:
Managed credit card loans	$47,465
Less: Securitized credit card loans	27,235

Owned credit card loans	$20,230

Loans Over 30 Days Delinquent:
Managed credit card loans	$2,657
Less: Securitized credit card loans	1,540

Owned credit card loans	$1,117

	For the Three Months Ended May 31, 2009	For the Six Months Ended May 31, 2009
Average Loans:
Managed credit card loans	$49,108	$49,675
Less: Securitized credit card loans	22,875	23,503

Owned credit card loans	$26,233	$26,172

Net Principal Charge-offs:
Managed credit card loans	$988	$1,808
Less: Securitized credit card loans	467	863

Owned credit card loans	$521	$945

6.	Deposits

The Company offers its deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (IRA) certificates of deposit to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with brokerage firms (“brokered deposits”). During the three months ended May 31, 2010, the Company acquired approximately $1 billion of deposit accounts from a third party, which were considered to be direct-to-consumer deposits. As of May 31, 2010 and

November 30, 2009, the Company had approximately $17.5 billion and $12.6 billion, respectively, of direct-to-consumer deposits and approximately $17.4 billion and $19.5 billion, respectively, of brokered deposits.

A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	May 31, 2010	November 30, 2009
Certificates of deposit in amounts less than $100,000(1)	$22,472,006	$22,587,898
Certificates of deposit in amounts of $100,000(1) or greater	5,168,921	4,047,949
Savings deposits, including money market deposit accounts	7,292,987	5,392,659

Total interest-bearing deposits	$34,933,914	$32,028,506

Average annual interest rate	3.25%	3.94%

(1)	Represents the basic insurance amount covered by the FDIC although, effective May 20, 2009, a higher amount of $250,000 of basic insurance per depositor is in effect through December 31, 2013.

At May 31, 2010, certificates of deposit maturing during the remainder of 2010, the next four years and thereafter were as follows (dollars in thousands):

Year	Amount
2010	$6,318,918
2011	$7,704,082
2012	$5,596,463
2013	$4,398,122
2014	$1,983,608
Thereafter	$1,639,734

7.	Long-Term Borrowings

Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in thousands):

	May 31, 2010		November 30, 2009		Interest Rate Terms	Maturity
	Outstanding	Interest Rate	Outstanding	Interest Rate
Discover Card Master Trust I and Discover Card Execution Note Trust
Fixed rate asset-backed securities(1)	$2,598,072	5.47%	$—	—	5.10% to 5.65% fixed	Various April 2011— September 2017
Floating rate asset-backed securities(1)	10,971,057	0.81%	—	—	1-month LIBOR(2) + 3 to 130 basis points	Various July 2010— July 2014
Floating rate asset-backed securities(1)	1,250,000	0.60%	—	—	3-month LIBOR(2) + 34 basis points	December 2012
Floating rate asset-backed securities and other borrowings(1)	250,000	1.01%	—	—	Commercial Paper rate + 70 basis points	April 2013

Total Long-Term Borrowings—owed to securitization investors	15,069,129		—
Discover Financial Services (Parent Company)
Floating rate senior notes	400,000	0.79%	400,000	0.83%	3-month LIBOR(2) + 53 basis points	June 2010
Fixed rate senior notes due 2017	399,426	6.45%	399,385	6.45%	6.45% fixed	June 2017
Fixed rate senior notes due 2019	400,000	10.25%	400,000	10.25%	10.25% fixed	July 2019
Discover Bank
Subordinated bank notes due 2019	698,292	8.70%	698,202	8.70%	8.70% fixed	November 2019
Subordinated bank notes due 2020	496,579	7.00%	—	—	7.00% fixed	April 2020
Floating rate secured borrowing-Cash collateral account(3)	340,527	0.80%	528,246	0.74%	Commercial Paper rate + 50 basis points	December 2010(3)
Floating rate secured borrowing-Student loans(4)	506,411	0.69%	—	—	Commercial Paper rate + 50 basis points	August 2013(4)
Capital lease obligations	763	6.26%	2,268	6.26%	6.26% fixed	Various

Total Other Long-Term Borrowings	3,241,998		2,428,101

Total long-term borrowings	$18,311,127		$2,428,101

(1)	Upon adoption of Statements No. 166 and 167, the Company consolidated $22.3 billion of securitized loan receivables and the related debt issued from the trusts to third-party investors. See Note 2: Change in Accounting Principle for more information. Asset-backed securities are collateralized by loan receivables as described in Footnote 5: Credit Card Securitization Activities.
(2)	London Interbank Offered Rate (“LIBOR”).
(3)	This loan facility was entered into to fund cash collateral account loans, which provide credit enhancement to certain DCMT certificates. Repayment is dependent upon the available balances of the cash collateral accounts at the various maturities of underlying securitization transactions, with final maturity in December 2010.
(4)	Under a program established by the U.S. Department of Education, this loan facility was entered into to fund certain federal student loans. Principal and interest payments on the underlying student loans will reduce the balance of the secured borrowing over time, with final maturity in August 2013.

The Company has an unsecured credit agreement that is effective through May 2012. The agreement provides for a revolving credit commitment of up to $2.4 billion (of which the Company may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). As of May 31, 2010, the Company had no outstanding balances due under the facility. The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate, LIBOR, the EURIBOR or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and Tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitment may be terminated upon an event of default.

The Company also has access to committed undrawn capacity through privately placed asset-backed conduits through bilateral agreements to support the funding of its credit card loan receivables. As of May 31, 2010, the total commitment of secured credit facilities through private providers was $3.8 billion, of which $0.3 billion had been used and was included in long-term borrowings—owed to securitization investors at May 31, 2010. The scheduled maturities as of May 31, 2010 are as follows; $1.5 billion in 2010, $0 in 2011, $0.5 billion in 2012 and $1.8 billion in 2013. Borrowings outstanding under each facility bear interest at a margin above asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.	Preferred Stock

On April 21, 2010, the Company completed the repurchase of all the outstanding shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) issued to the U.S. Department of the Treasury under the Capital Purchase Program of the Troubled Asset Relief Program on March 13, 2009 for $1.2 billion.

The Preferred Stock was issued at a discount to reflect the value of the warrant (the “Warrant”) to purchase 20,500,413 shares of common stock of the Company issued to the U.S. Treasury in connection with the initial sale of the Preferred Stock. As a result of the repurchase of the Preferred Stock, at the redemption date the Company accelerated the accretion of the remaining discount of $61 million. At May 31, 2010, the Warrant remained outstanding.

9.	Employee Benefit Plans

The Company sponsors defined benefit pension and other postretirement plans for its eligible U.S. employees. However, as of December 31, 2008, the pension plans no longer provide for the accrual of future benefits. For more information, see the Company’s annual report on Form 10-K for the year ended November 30, 2009.

Net periodic benefit (income) cost expensed by the Company included the following components (dollars in thousands):

	Pension
	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010	2009	2010	2009
Service cost, benefits earned during the period	$—	$255	$—	$510
Interest cost on projected benefit obligation	5,214	5,047	10,428	10,094
Expected return on plan assets	(5,823)	(6,027)	(11,646)	(12,054)
Net amortization	406	(2)	812	(4)
Net settlements and curtailments	68	—	136	—

Net periodic benefit income	$(135)	$(727)	$(270)	$(1,454)

	Postretirement
	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010	2009	2010	2009
Service cost, benefits earned during the period	$264	$194	$528	$388
Interest cost on projected benefit obligation	347	394	694	788
Net amortization	(1)	(38)	(2)	(76)

Net periodic benefit cost	$610	$550	$1,220	$1,100

10.	Income Taxes

Income tax expense consisted of the following (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010	2009	2010	2009
Current:
U.S. federal	$60,352	$211,017	$97,599	$452,273
U.S. state and local	18,031	23,116	14,061	53,347
International	(226)	843	245	1,818

Total	78,157	234,976	111,905	507,438
Deferred:
U.S. federal	80,951	(42,932)	(11,848)	(220,951)
U.S. state and local	5,018	(3,234)	(3,101)	(21,978)

Total	85,969	(46,166)	(14,949)	(242,929)

Income tax expense	$164,126	$188,810	$96,956	$264,509

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010	2009	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes and other, net of U.S. federal income tax benefits	4.3	3.0	3.3	3.3
Valuation allowance—capital loss	—	5.7	—	3.9
Non-deductible compensation	0.4	1.9	1.3	1.3
Other	(0.8)	(0.1)	(1.0)	(0.2)

Effective income tax rate	38.9%	45.5%	38.6%	43.3%

The Company is under continuous examination by the IRS and the tax authorities for various states. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1999 through 2005. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. A reserve has been established that the Company believes is adequate in relation to the potential for additional assessments.

As part of its audit of 1999-2005, the IRS has notified the Company of certain proposed adjustments. The Company intends to utilize the IRS administrative appeal process to protest the proposed adjustments. The outcome of any appeal is not certain and the matter is in a preliminary stage, but the Company expects that any federal income taxes or related interest due will not be materially in excess of the amounts already included in its reserve.

11.	Earnings Per Share

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

The following table presents the calculation of basic and diluted EPS (dollars in thousands, except per share amounts):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010	2009	2010	2009
Numerator:
Net income	$258,067	$225,800	$154,529	$346,194
Preferred stock dividends	(8,504)	(13,266)	(23,811)	(13,266)
Preferred stock discount accretion	(63,103)	(3,288)	(66,492)	(3,288)

Net income available to common stockholders	186,460	209,246	64,226	329,640
Income allocated to participating securities	(1,870)	(2,880)	(702)	(5,056)

Net income allocated to common stockholders	$184,590	$206,366	$63,524	$324,584

Denominator:
Weighted average common shares outstanding	543,875	481,636	543,651	481,092
Effect of dilutive common stock equivalents	8,185	—	7,977	—

Weighted average common shares outstanding and common stock equivalents	552,060	481,636	551,628	481,092

Basic earnings per share	$0.34	$0.43	$0.12	$0.67
Diluted earnings per share	$0.33	$0.43	$0.12	$0.67

The following securities were considered anti-dilutive and therefore were excluded from the computation of diluted EPS (shares in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010	2009	2010	2009
Unexercised stock options	3,391	4,439	3,445	4,462

12.	Capital Adequacy

The Company is subject to capital adequacy guidelines of the Federal Reserve, and Discover Bank (the “Bank”), the Company’s main banking subsidiary, is subject to various regulatory capital requirements as administered by the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial position and results of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of May 31, 2010, the Company and the Bank met all capital adequacy requirements to which they were subject.

Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”),

(b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of May 31, 2010, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.

The following table shows the actual capital amounts and ratios of the Company and the Bank as of May 31, 2010 and November 30, 2009 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in thousands):

	Actual		Minimum Capital Requirements			Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
May 31, 2010(1):
Total risk-based capital (to risk-weighted assets)
Discover Financial Services	$7,512,954	15.3%	$3,920,888	≥	8.0%	$4,901,110	≥	10.0%
Discover Bank	$7,365,059	15.2%	$3,868,372	≥	8.0%	$4,835,464	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$5,664,482	11.6%	$1,960,444	≥	4.0%	$2,940,666	≥	6.0%
Discover Bank	$5,524,690	11.4%	$1,934,186	≥	4.0%	$2,901,279	≥	6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$5,664,482	9.0%	$2,526,767	≥	4.0%	$3,158,459	≥	5.0%
Discover Bank	$5,524,690	8.9%	$2,479,573	≥	4.0%	$3,099,466	≥	5.0%
November 30, 2009:
Total risk-based capital (to risk-weighted assets)
Discover Financial Services	$9,516,965	17.9%	$4,262,230	≥	8.0%	$5,327,788	≥	10.0%
Discover Bank	$8,210,450	15.8%	$4,168,103	≥	8.0%	$5,210,129	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$8,139,309	15.3%	$2,131,115	≥	4.0%	$3,196,673	≥	6.0%
Discover Bank	$6,572,320	12.6%	$2,084,052	≥	4.0%	$3,126,077	≥	6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$8,139,309	18.1%	$1,798,937	≥	4.0%	$2,248,672	≥	5.0%
Discover Bank	$6,572,320	15.9%	$1,657,397	≥	4.0%	$2,071,746	≥	5.0%

(1)	Upon adoption of Statements No. 166 and 167, the Company recorded a $1.4 billion reduction to retained earnings, which reduced total capital and Tier 1 capital by the same amount, and a $21.1 billion increase to total assets, which impacted average assets. See Note 2: Change in Accounting Principle for more information. Risk-weighted assets were not significantly impacted by the adoption of Statements No. 166 and 167 as the Company began including securitized assets in its risk-weighted asset calculation beginning in the third quarter 2009 due to actions it took to adjust the credit enhancement structure of the securitization trusts.

13.	Commitments, Contingencies and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2018. At May 31, 2010, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in thousands):

	Capitalized Leases	Operating Leases
2010	$395	$3,103
2011	395	5,430
2012	—	6,090
2013	—	4,582
2014	—	4,568
Thereafter	—	16,325

Total minimum lease payments	790	$40,098

Less: Amount representing interest	27

Present value of net minimum lease payments	$763

Unused commitments to extend credit. At May 31, 2010, the Company had unused commitments to extend credit for consumer and commercial loans of approximately $168 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other consumer loan products, provided there is no violation of conditions in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

Secured Borrowing Representations and Warranties. As part of the Company’s financing activities, the Company provides representations and warranties that certain assets pledged as collateral in secured borrowing arrangements conform to specified guidelines. Due diligence is performed by the Company which is intended to ensure that asset guideline qualifications are met. If the assets pledged as collateral do not meet certain conforming guidelines, the Company may be required to replace, repurchase or sell such assets. In its credit card securitization activities, the Company would replace nonconforming receivables through the allocation of excess seller’s interest or from additional transfers from the unrestricted pool of receivables. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of third-party investor interests, which is already entirely reflected in long-term borrowings owed to securitization investors on the Company’s statement of financial condition. The Company has not recorded any incremental contingent liability associated with its secured borrowing representations and warranties. Management believes that the probability of having to replace, repurchase or sell assets pledged as collateral under secured borrowing arrangements, including an early amortization event, is low.

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

May 31, 2010
Diners Club:
Merchant guarantee (in millions)	$211
Inter-licensee guarantee (in millions)	$84
PULSE:
ATM guarantee (in thousands)	$821

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of May 31, 2010, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of May 31, 2010, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.

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

The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010	2009	2010	2009
Losses related to merchant chargebacks (in thousands)	$501	$1,677	$1,258	$3,332
Aggregate transaction volume(1) (in millions)(1)	$24,659	$22,584	$48,655	$45,510

(1)	Represents period transactions processed on the Discover Network to which a potential liability exists which, in aggregate, can differ from credit card sales volume.

The Company has not recorded any contingent liability in the condensed consolidated financial statements related to merchant chargeback guarantees at May 31, 2010 and November 30, 2009. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition (in thousands):

	May 31, 2010	November 30, 2009
Settlement withholdings and escrow deposits	$40,828	$38,129

14.	Litigation

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

Upon payment of the $775 million on February 11, 2010, the Company reversed the $28.9 million that had been recorded in other expense in the fourth quarter 2009 and recorded a reduction to the liability attributable to the special dividend from $808.8 million to $775 million with an offsetting increase to retained earnings.

15.     Fair Value Disclosures

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

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	May 31, 2010		November 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$10,335,729	$10,335,729	$13,020,719	$13,020,719
Restricted cash—special dividend escrow	$—	$—	$643,311	$643,311
Restricted cash—for securitization investors(1)	$685,113	$685,113	$—	$—
Other short-term investments	$375,000	$375,000	$1,350,000	$1,350,000
Investment securities:
Available-for-sale(1)	$982,947	$982,947	$2,645,481	$2,645,481
Held-to-maturity(1)	$88,197	$85,103	$2,389,816	$1,953,990
Net loan receivables(1)	$46,094,094	$46,237,020	$21,867,185	$21,984,317
Amounts due from asset securitization(1)	$—	$—	$1,692,051	$1,692,051
Financial Liabilities
Deposits	$35,021,975	$36,124,748	$32,093,012	$33,139,823
Long-term borrowings—owed to securitization investors(1)	$15,069,129	$15,284,353	$—	$—
Other long-term borrowings	$3,241,998	$3,385,252	$2,428,101	$2,524,320

(1)	Upon adoption of Statements No. 166 and 167 on December 1, 2009 the Company consolidated the securitization trusts. Loan receivables increased by the amount of securitized loans and long-term borrowings increased by the amount of debt issued from the trusts to third-party investors. Furthermore, applicable amounts of held-to-maturity and available-for-sale investment securities were reclassified to loan receivables, while amounts recorded as due from asset securitization were either reclassified or reversed. See Note 2: Change in Accounting Principle for more information.

Fair Value of Assets and Liabilities Held at May 31, 2010. Below are descriptions of the techniques used to estimate the fair value of financial instruments on the Company’s statement of financial condition as of May 31, 2010.

Cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the low level of risk these assets present to the Company as well as the relatively liquid nature of these assets, particularly given their short maturities.

Restricted cash. The carrying value of restricted cash approximates fair value due to the relatively liquid nature of these assets, particularly given the short maturities of the assets in which the restricted cash is invested.

Other short-term investments. The carrying value of other short-term investments approximates fair value due to the low level of risk these assets present to the Company as well as the relatively liquid nature of these assets, particularly given their maturities of less than one year.

Available-for-sale investment securities. Investment securities classified as available-for-sale consist of credit card asset-backed securities issued by other institutions and asset-backed commercial paper notes, the fair value estimate techniques of which are discussed below.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis. ASC 820 defines fair value, establishes a fair value hierarchy that distinguishes between valuations that are based on observable inputs from those based on unobservable inputs, and requires certain disclosures about those measurements. The table below presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at May 31, 2010, and indicates the level within the fair value hierarchy with which each of those items is associated. In general, fair values determined by Level 1 inputs are defined as those that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs are those that utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active or inactive markets, quoted prices for the identical assets in an inactive market, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Fair values determined by Level 3 inputs are those based on unobservable inputs, and include situations where there is little, if any, market activity for the asset or liability being valued. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at May 31, 2010
Assets
Credit card asset-backed securities of other issuers	$—	$919,198	$—	$919,198
Asset-backed commercial paper notes	—	—	63,732	63,732
Equity securities	—	—	17	17

Available-for-sale investment securities	$—	$919,198	$63,749	$982,947

Balance at November 30, 2009
Assets
Available-for-sale investment securities	$15	$—	$2,645,466	$2,645,481
Amounts due from asset securitization(1)	$—	$—	$940,164	$940,164

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.

The Company considers relevant and observable market prices in its fair value calculations, evaluating the frequency of transactions, the size of the bid-ask spread and the significance of adjustments made when considering transactions involving similar assets or liabilities to assess the relevance of those observed prices. If relevant and observable prices are available, the fair values of the related assets or liabilities would be classified as Level 2. If relevant and observable prices are not available, other valuation techniques would be used and the fair values of the financial instruments would be classified as Level 3. The Company may utilize both observable and unobservable inputs in determining the fair values of financial instruments classified within the Level 3 category. The level to which an asset or liability is classified is based upon the lowest level of input that is significant to the fair value measurement. If the fair value of an asset or liability is measured based on observable inputs as well as unobservable inputs which contributed significantly to the determination of fair value, the asset or liability would be classified in Level 3 of the fair value hierarchy.

At May 31, 2010, amounts reported in credit card asset-backed securities issued by other institutions reflected senior-rated Class A securities having a par value of $821 million and more junior-rated Class B and Class C securities with par values of $50 million and $42 million, respectively. The Class A securities had a weighted-average coupon of 2.32% and a weighted-average remaining maturity of 14 months, the Class B, 0.66% and 24 months, respectively, and the Class C, 0.80% and 19 months, respectively. The underlying loans for these securities are predominantly prime general-purpose credit card loan receivables. The Company utilizes an external pricing source for the reported fair value estimates of these securities. The expected cash flow models used by the pricing service utilize observable market data to the extent available and other valuation inputs such as benchmark yields, reported trades, broker quotes, issuer spreads, bids and offers, the priority of which may vary based on availability of information. We further assess the reasonableness of the price quotations received from the external pricing source by reference to indicative pricing from another independent, nationally recognized provider of capital markets information.

At May 31, 2010, the amounts reported in asset-backed commercial paper notes are mortgage-backed commercial paper notes of one issuer, Golden Key U.S. LLC (“Golden Key”). The notes are currently in default, and as such are not rated by a nationally recognized credit rating agency. The market value assessments for the notes are based on an estimate of an exit price for the collateral securities held by Golden Key, which consist of

U.S. residential mortgage-backed securities (“RMBS”). In making the market value assessments, an RMBS modeling system is used that forecasts expected cash flows to be recovered from each of the collateral securities. These assessments consider structural features of the MBS securities, including any related credit enhancement, underlying mortgage type, demographic data such as geographic exposure, the impact of government intervention programs, and other market information.

The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis. Net transfers into and/or out of Level 3 are presented using beginning of the period fair values. The Company had no significant transfers between Levels 1, 2 or 3 during the three months ended May 31, 2010, the first effective period for the new disclosure requirements prescribed by ASU No. 2010-06.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

For the Three Months Ended May 31, 2010	Balance at February 29, 2010	Total Realized and Unrealized Gains (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers Into and/or Out of Level 3	Balance at May 31, 2010	Change in unrealized gains (losses) related to financial instruments held at May 31, 2010
Assets
Asset-backed commercial paper notes	$62,171	$1,561	$—	$—	$63,732	$1,561
Equity securities	—	—	—	17	17	—

Available-for-sale investment securities	$62,171	$1,561	$—	$17	$63,749	$1,561

For the Six Months Ended May 31, 2010	Balance at November 30, 2009	Derecognition of assets upon adoption of Statement No. 167	Total Realized and Unrealized Gains (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers Into and/or Out of Level 3	Balance at May 31, 2010	Change in unrealized gains (losses) related to financial instruments held at May 31, 2010
Assets
Certificated retained interest in DCENT	$2,204,969	$(2,204,969)	$—	$—	$—	$—	$—
Credit card asset-backed securities of other issuers	381,705	—	—	—	(381,705)	—	—
Asset-backed commercial paper notes	58,792	—	4,940	—	—	63,732	4,940
Equity securities	—	—	—	—	17	17	—

Available-for-sale investment securities	$2,645,466	$(2,204,969)	$4,940	$—	$(381,688)	$63,749	$4,940
Cash collateral accounts	$822,585	$(822,585)	$—	$—	$—	$—	$—
Interest-only strip receivable	117,579	(117,579)	—	—	—	—	—

Amounts due from asset securitization(1)	$940,164	$(940,164)	$—	$—	$—	$—	$—

For the Three Months Ended May 31, 2009	Balance at February 29, 2009	Total Realized and Unrealized Gains (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers Into and/ or Out of Level 3	Balance at May 31, 2009
Assets
Available-for-sale investment securities	$1,202,522	$25,698	$201,503	$—	$1,429,723
Amounts due from asset securitization(1)	$1,154,641	$(92,954)	$(7,895)	$—	$1,053,792

For the Six Months Ended May 31, 2009	Balance at November 30, 2008	Total Realized and Unrealized Gains (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers Into and/ or Out of Level 3	Balance at May 31, 2009
Assets
Available-for-sale investment securities	$1,127,090	$27,331	$275,302	$—	$1,429,723
Amounts due from asset securitization(1)	$1,421,567	$(191,196)	$(176,579)	$—	$1,053,792

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.

The following are the amounts recognized in earnings and Other Comprehensive Income related to assets categorized as Level 3 during the respective periods (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010	2009	2010	2009
Interest income—interest accretion	$—	$4,462	$—	$6,336
Other income—gain (loss) on investment securities	—	(827)	—	(827)
Securitization income—net revaluation of retained interests	—	(92,954)	—	(191,196)

Amount recorded in earnings	—	(89,319)	—	(185,687)
Unrealized gains (losses) recorded in other comprehensive income, pre-tax	1,561	22,063	4,940	21,822

Total realized and unrealized gains (losses)	$1,561	$(67,256)	$4,940	$(163,865)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the six months ended May 31, 2010, the Company had no impairments related to these assets.

As of May 31, 2010, the Company had not made any fair value elections with respect to any of its eligible assets and liabilities as permitted under ASC 825-10-25.

16.	Segment Disclosures

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

The following tables present segment data on a GAAP basis for the three and six months ended May 31, 2010 and on a managed basis with a reconciliation to a GAAP presentation for the three and six months ended May 31, 2009 (dollars in thousands):

	GAAP Basis
For the Three Months Ended	Direct Banking	Payment Services	Total
May 31, 2010
Interest income	$1,551,775	$7	$1,551,782
Interest expense	404,577	44	404,621

Net interest income	1,147,198	(37)	1,147,161
Provision for loan losses	724,264	—	724,264
Other income	447,711	65,133	512,844
Other expense	484,706	28,842	513,548

Income before income tax expense	$385,939	$36,254	$422,193

	Managed Basis			Securitization Adjustment(1)	GAAP Basis
	Direct Banking	Payment Services	Total		Total
May 31, 2009
Interest income	$1,607,114	$338	$1,607,452	$(749,468)	$857,984
Interest expense	414,002	61	414,063	(94,058)	320,005

Net interest income	1,193,112	277	1,193,389	(655,410)	537,979
Provision for loan losses	1,111,232	—	1,111,232	(467,371)	643,861
Other income(2)	834,630	58,451	893,081	188,039	1,081,120
Other expense	528,608	32,020	560,628	—	560,628

Income before income tax expense	$387,902	$26,708	$414,610	$—	$414,610

	GAAP Basis
For the Six Months Ended	Direct Banking	Payment Services	Total
May 31, 2010
Interest income	$3,110,922	$10	$3,110,932
Interest expense	818,263	82	818,345

Net interest income	2,292,659	(72)	2,292,587
Provision for loan losses	2,111,470	—	2,111,470
Other income	928,052	130,668	1,058,720
Other expense	930,967	57,385	988,352

Income before income tax expense	$178,274	$73,211	$251,485

	Managed Basis			Securitization Adjustment(1)	GAAP Basis
	Direct Banking	Payment Services	Total		Total
May 31, 2009
Interest income	$3,210,476	$825	$3,211,301	$(1,537,524)	$1,673,777
Interest expense	852,340	140	852,480	(219,755)	632,725

Net interest income	2,358,136	685	2,358,821	(1,317,769)	1,041,052
Provision for loan losses	2,444,905	—	2,444,905	(863,231)	1,581,674
Other income(2)	1,697,853	118,685	1,816,538	454,538	2,271,076
Other expense	1,056,015	63,736	1,119,751	—	1,119,751

Income before income tax expense	$555,069	$55,634	$610,703	$—	$610,703

(1)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(2)	The three and six months ended May 31, 2009 includes $473 million and $948 million of income related to the Visa and MasterCard antitrust litigation settlement, which is included in the Direct Banking segment.

17.	Subsequent Events

On July 7, 2010, the Company repurchased the warrant to purchase 20,500,413 shares of its common stock that it issued to the U.S. Treasury in connection with the issuance of its preferred stock under the Capital Purchase Program. The Company repurchased the warrant from the U.S. Treasury for $172 million.

The Company did not have any other subsequent events that would require recognition or disclosure in the financial statements and footnotes as of and for the three months ended May 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which speak to our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. These forward-looking statements speak only as of the date of this quarterly report, and there is no undertaking to update or revise them as more information becomes available.

The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt, and investor sentiment; the impact of current, pending and future legislation, regulation and regulatory and legal actions, including new laws and rules limiting or modifying certain credit card practices, new laws and rules affecting securitizations, new laws and rules related to financial regulatory reform, and bank holding company regulations and supervisory guidance; the restrictions on our operations resulting from financing transactions; the actions and initiatives of current and potential competitors; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants; our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; our ability to increase or sustain Discover card usage or attract new customers; our ability to attract new merchants and maintain relationships with current merchants; the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events; fraudulent activities or material security breaches of key systems; our ability to introduce new products and services; our ability to sustain our investment in new technology and manage our relationships with third-party vendors; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; difficulty financing or integrating new businesses, products or technologies; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. In addition, we routinely evaluate and may pursue acquisitions of or investments in businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities, and which could cause actual results to differ materially from those set forth in the forward-looking statements.

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

Change in Accounting Principle Related to Off-Balance Sheet Securitizations

Beginning with the first quarter 2010, we have included the trusts used in our securitization activities in our consolidated financial results in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“Statement No. 166”) (codified under the FASB Accounting Standards Codification (“ASC”) Section 860, Transfers and Servicing) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretations No. 46(R) (“Statement No. 167”) (codified under ASC Section 810, Consolidation), which were effective for us at the beginning of our current fiscal year, December 1, 2009.

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

Reconciliations of GAAP to As Adjusted Data

We did not retrospectively adopt Statements No. 166 and 167 and, therefore, the condensed consolidated financial statements presented in this quarterly report as of and for the three and six months ended May 31, 2010 reflect the new accounting requirements, but the historical statement of financial condition as of November 30, 2009 and statement of income and statement of cash flows for the three and six months ended May 31, 2009 continue to reflect the accounting applicable prior to the adoption of the new accounting requirements.

To enable the reader to better understand our financial information by reflecting period-over-period data on a consistent basis, this Management’s Discussion and Analysis of Financial Condition and Results of Operations presents our financial information as of and for the three and six months ended May 31, 2010 as compared to adjusted results of operations data for the three and six months ended May 31, 2009 and adjusted credit card loan receivables data as of November 30, 2009. Management reviews the as adjusted financial information in its decision-making and in evaluating the business. Therefore, management believes the adjusted financial information is useful to investors as it aligns with management’s view of the business. The as adjusted amounts:

•	show how our financial data would have been presented if the trusts used in our securitization activities were consolidated into our financial statements for such historical periods; and

•	remove the impact of income received in connection with the settlement of our antitrust litigation with Visa and MasterCard for such historical periods.

The impacts of Statements No. 166 and 167 on our earnings summary, detail of other income and Direct Banking segment information are reflected in two steps in the reconciliation of GAAP to as adjusted data in the tables below. First, we made securitization adjustments to reverse the effect of loan securitization by recharacterizing securitization income to report interest income, expense, provision for loan losses, discount and interchange revenue and loan fee income in the same line items as non-securitized loans. These adjustments result in a “managed basis” presentation, which we have historically included in our quarterly and annual reports to reflect the way in which our senior management evaluated our business performance and allocated resources.

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

The impacts of Statements No. 166 and 167 on our effective tax rate, loan receivables and average balance sheet information are reflected in one step, rather than two, in the reconciliation of GAAP to as adjusted data in the tables below as there is no meaningful difference between such information on a historical managed basis as compared to an as adjusted basis.

Earnings Summary and Reconciliation

	For the Three Months Ended May 31, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Interest income	$857,984	$749,468	$1,607,452	$(12,386	)(A)	$1,595,066
Interest expense	320,005	94,058	414,063	(10,844	)(B)	403,219

Net interest income	537,979	655,410	1,193,389	(1,542)		1,191,847
Provision for loan losses	643,861	467,371	1,111,232	191,244	(C)	1,302,476

Net interest income after provision for loan losses	(105,882)	188,039	82,157	(192,786)		(110,629)
Antitrust litigation settlement	472,775	—	472,775	(472,775	)(D)	—
Other income	608,345	(188,039)	420,306	92,954	(E)	513,260

Total other income	1,081,120	(188,039)	893,081	(379,821)		513,260
Total other expense	560,628	—	560,628	—		560,628

Income (loss) before income tax expense	414,610	—	414,610	(572,607)		(157,997)
Income tax expense (benefit)	188,810	—	188,810	(214,507	)(F)	(25,697)

Net income (loss)	$225,800	$—	$225,800	$(358,100)		$(132,300)

	For the Six Months Ended May 31, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Interest income	$1,673,777	$1,537,524	$3,211,301	$(13,378	)(A)	$3,197,923
Interest expense	632,725	219,755	852,480	(22,379	)(B)	830,101

Net interest income	1,041,052	1,317,769	2,358,821	9,001		2,367,822
Provision for loan losses	1,581,674	863,231	2,444,905	334,655	(C)	2,779,560

Net interest income after provision for loan losses	(540,622)	454,538	(86,084)	(325,654)		(411,738)
Antitrust litigation settlement	947,616	—	947,616	(947,616	)(D)	—
Other income	1,323,460	(454,538)	868,922	191,196	(E)	1,060,118

Total other income	2,271,076	(454,538)	1,816,538	(756,420)		1,060,118
Total other expense	1,119,751	—	1,119,751	—		1,119,751

Income (loss) before income tax expense	610,703	—	610,703	(1,082,074)		(471,371)
Income tax expense (benefit)	264,509	—	264,509	(407,252	)(F)	(142,743)

Net income (loss)	$346,194	$—	$346,194	$(674,822)		$(328,628)

(A)	Elimination of interest income on certificated retained interests previously classified as investment securities and balance transfer fee income previously included in gain/loss on interest-only strip asset.
(B)	Elimination of interest expense on certificated retained interests previously classified as investment securities and an interest expense adjustment related to the discount on securitized borrowings.
(C)	Provision for loan loss on the period to period change in securitized loans.
(D)	Exclusion of settlement proceeds related to the Visa and MasterCard antitrust litigation.
(E)	Elimination of gain/loss related to revaluation of interest-only strip receivable and cash collateral accounts.
(F)	Estimated income tax benefit on the pretax loss related to Statement No. 167 adjustments and exclusion of taxes on the Visa/MasterCard antitrust litigation settlement.

Other Income and Reconciliation

	For the Three Months Ended May 31, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Securitization income	$325,264	$(325,264)	$—	$—		$—
Discount and interchange revenue	81,894	158,754	240,648	—		240,648
Fee products	75,248	24,461	99,709	—		99,709
Loan fee income	52,293	46,964	99,257	—		99,257
Transaction processing revenue	32,604	—	32,604	—		32,604
Merchant fees	11,736	—	11,736	—		11,736
Loss on investment securities	(1,012)	—	(1,012)	—		(1,012)
Antitrust litigation settlement	472,775	—	472,775	(472,775	)(A)	—
Other income	30,318	(92,954)	(62,636)	92,954	(B)	30,318

Total other income	$1,081,120	$(188,039)	$893,081	$(379,821)		$513,260

	For the Six Months Ended May 31, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Securitization income	$743,147	$(743,147)	$—	$—		$—
Discount and interchange revenue	157,161	320,701	477,862	—		477,862
Fee products	150,024	50,278	200,302	—		200,302
Loan fee income	120,315	108,826	229,141	—		229,141
Transaction processing revenue	61,470	—	61,470	—		61,470
Merchant fees	24,573	—	24,573	—		24,573
Loss on investment securities	(1,817)	—	(1,817)	—		(1,817)
Antitrust litigation settlement	947,616	—	947,616	(947,616	)(A)	—
Other income	68,587	(191,196)	(122,609)	191,196	(B)	68,587

Total other income	$2,271,076	$(454,538)	$1,816,538	$(756,420)		$1,060,118

(A)	Exclusion of settlement proceeds related to the Visa and MasterCard antitrust litigation.
(B)	Elimination of gain/loss related to revaluation of interest-only strip receivable and cash collateral accounts.

Effective Tax Rate and Reconciliation

	For the Three Months Ended May 31, 2009		For the Six Months Ended May 31, 2009
GAAP	45.5%		43.3%
Adjustments	(29.2	)(A)	(13.0	)(A)

As Adjusted	16.3%		30.3%

(A)	See “—Income Tax Expense” for discussion.

Direct Banking Segment Summary and Reconciliation

	For the Three Months Ended May 31, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Interest income	$857,646	$749,468	$1,607,114	$(12,386	)(A)	$1,594,728
Interest expense	319,944	94,058	414,002	(10,844	)(B)	403,158

Net interest income	537,702	655,410	1,193,112	(1,542)		1,191,570
Provision for loan losses	643,861	467,371	1,111,232	191,244	(C)	1,302,476
Other income	1,022,669	(188,039)	834,630	(379,821	)(D)	454,809
Other expense	528,608	—	528,608	—		528,608

Income (loss) before income tax expense	$387,902	$—	$387,902	$(572,607	)(E)	$(184,705)

	For the Six Months Ended May 31, 2009

	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Interest income	$1,672,952	$1,537,524	$3,210,476	$(13,378	)(A)	$3,197,098
Interest expense	632,585	219,755	852,340	(22,379	)(B)	829,961

Net interest income	1,040,367	1,317,769	2,358,136	9,001		2,367,137
Provision for loan losses	1,581,674	863,231	2,444,905	334,655	(C)	2,779,560
Other income	2,152,391	(454,538)	1,697,853	(756,420	)(D)	941,433
Other expense	1,056,015	—	1,056,015	—		1,056,015

Income (loss) before income tax expense	$555,069	$—	$555,069	$(1,082,074	)(E)	$(527,005)

(A)	Elimination of interest income on certificated retained interests previously classified as investment securities and balance transfer fee income previously included in gain/loss on interest-only strip asset.
(B)	Elimination of interest expense on certificated retained interests previously classified as investment securities and an interest expense adjustment related to the discount on securitized borrowings.
(C)	Provision for loan loss on the period-to-period change in securitized loans.
(D)	Exclusion of settlement proceeds related to Visa/MasterCard antitrust litigation and elimination of gain/loss related to revaluation of interest-only strip receivable and cash collateral accounts.
(E)	Estimated income tax on the pretax loss related to Statement No. 167 adjustments and exclusion of taxes on the Visa/MasterCard antitrust litigation settlement.

Loan Receivables Data and Reconciliation

	As of and for the Three Months Ended May 31, 2009		As of and for the Six Months Ended May 31, 2009
	Total Loan Receivables	Total Credit Card Loans	Total Loan Receivables	Total Credit Card Loans
	(dollars in thousands)		(dollars in thousands)
Loan receivables
GAAP	$27,441,514	$25,312,764	$27,441,514	$25,312,764
Adjustments for Statement No. 167	23,576,373	23,576,373	23,576,373	23,576,373

As Adjusted	$51,017,887	$48,889,137	$51,017,887	$48,889,137

Allowance for loan losses (beginning of period)
GAAP	$1,878,942		$1,374,585
Adjustments for Statement No. 167	1,523,184		1,379,772

As Adjusted	$3,402,126		$2,754,357

Provision for loan losses
GAAP	$643,861		$1,581,674
Adjustments for Statement No. 167	658,615		1,197,886

As Adjusted	$1,302,476		$2,779,560

Charge-offs
GAAP	$(588,920)	$(573,401)	$(1,070,199)	$(1,044,819)
Adjustments for Statement No. 167	(517,143)	(517,143)	(958,297)	(958,297)

As Adjusted	$(1,106,063)	$(1,090,544)	$(2,028,496)	$(2,003,116)

Recoveries
GAAP	$52,590	$52,382	$100,413	$100,017
Adjustments for Statement No. 167	49,772	49,772	95,067	95,067

As Adjusted	$102,362	$102,154	$195,480	$195,084

Net charge-offs
GAAP	$(536,330)	$(521,019)	$(969,786)	$(944,802)
Adjustments for Statement No. 167	(467,371)	(467,371)	(863,230)	(863,230)

As Adjusted	$(1,003,701)	$(988,390)	$(1,833,016)	$(1,808,032)

Allowance for loan losses (end of period)
GAAP	$1,986,473		$1,986,473
Adjustments for Statement No. 167	1,714,428		1,714,428

As Adjusted	$3,700,901		$3,700,901

Net charge-offs %
GAAP	7.53%	7.88%	6.95%	7.24%
Adjustments for Statement No. 167	0.26	0.11	0.19	0.06

As Adjusted	7.79%	7.99%	7.14%	7.30%

Delinquency rate (Over 30 Days)
GAAP	4.87%	5.15%	4.87%	5.15%
Adjustments for Statement No. 167	0.21	0.08	0.21	0.08

As Adjusted	5.08%	5.23%	5.08%	5.23%

Delinquency rate (Over 90 Days)
GAAP	2.60%	2.77%	2.60%	2.77%
Adjustments for Statement No. 167	0.13	0.05	0.13	0.05

As Adjusted	2.73%	2.82%	2.73%	2.82%

	For the Three and Six Months Ended May 31, 2009
	(dollars in thousands)
Discover card
Charge-offs
GAAP	$(558,672)	$(1,019,548)
Adjustments for Statement No. 167	(517,143)	(958,297)

As Adjusted	$(1,075,815)	$(1,977,845)

Recoveries
GAAP	$52,180	$99,687
Adjustments for Statement No. 167	49,773	95,067

As Adjusted	$101,953	$194,754

	As of November 30, 2009
	(dollars in thousands)
Discover card
Total Discover card loans
GAAP	$19,826,153
Adjustments for Statement No. 167	27,229,062

As Adjusted	$47,055,215

Allowance for loan losses (end of period)
GAAP	$1,587,107
Adjustments for Statement No. 167	2,144,461

As Adjusted	$3,731,568

Credit Card Loans
Total credit card loans
GAAP	$20,230,302
Adjustments for Statement No. 167	27,229,062

As Adjusted	$47,459,364

Allowance for loan losses (end of period)
GAAP	$1,647,086
Adjustments for Statement No. 167	2,144,461

As Adjusted	$3,791,547

Total Loans
Total loans
GAAP	$23,625,084
Adjustments for Statement No. 167	27,229,062

As Adjusted	$50,854,146

Allowance for loan losses (end of period)
GAAP	$1,757,899
Adjustments for Statement No. 167	2,144,461

As Adjusted	$3,902,360

Net loans
GAAP	$21,867,185
Adjustments for Statement No. 167	25,084,601

As Adjusted	$46,951,786

Loans over 30 days delinquent
GAAP	$1,161,497	4.92%
Adjustments for Statement No. 167	1,539,462	0.39

As Adjusted	$2,700,959	5.31%

Loans over 90 days delinquent and accruing interest
GAAP	$522,190	2.21%
Adjustments for Statement No. 167	694,864	0.18

As Adjusted	$1,217,054	2.39%

Loans not accruing interest
GAAP	$190,086	0.80%
Adjustments for Statement No. 167	248,192	0.06

As Adjusted	$438,278	0.86%

Average Balance Sheet Reconciliation

	For the Three Months Ended May 31, 2009			For the Six Months Ended May 31, 2009
	Average Balances	Interest Income/Expense	Yield	Average Balances	Interest Income/Expense	Yield
	(dollars in thousands)			(dollars in thousands)
Average restricted cash
GAAP	$—	$—	—%	$—	$—	—%
Adjustments for Statement No. 167	1,817,948	3,648	0.80	2,318,454	11,363	0.98

As Adjusted	$1,817,948	$3,648	0.80%	$2,318,454	$11,363	0.98%

Average investment securities
GAAP	$1,443,508	$17,960	4.94%	$1,353,823	$33,544	4.97%
Adjustments for Statement No. 167	(977,324)	(10,980)	1.00	(981,370)	(22,652)	0.89

As Adjusted	$466,184	$6,980	5.94%	$372,453	$10,892	5.86%

Average credit card loan receivables
GAAP	$26,233,044	$781,176	11.81%	$26,171,967	$1,514,675	11.61%
Adjustments for Statement No. 167	22,863,014	748,062	0.55	23,491,342	1,546,798	0.75

As Adjusted	$49,096,058	$1,529,238	12.36%	$49,663,309	$3,061,473	12.36%

Average total loan receivables
GAAP	$28,257,484	$821,817	11.54%	$27,998,194	$1,590,549	11.39%
Adjustments for Statement No. 167	22,863,014	748,062	0.64	23,491,342	1,546,798	0.83

As Adjusted	$51,120,498	$1,569,879	12.18%	$51,489,536	$3,137,347	12.22%

Average other interest-earning assets
GAAP	$1,717,948	$3,648	0.84%	$2,218,454	$11,363	1.03%
Adjustments for Statement No. 167	(1,717,948)	(3,648)	(0.84)	(2,218,454)	(11,363)	(1.03)

As Adjusted	$—	$—	—%	$—	$—	—%

Average total interest-earning assets
GAAP	$40,304,975	$857,984	8.45%	$39,667,587	$1,673,777	8.46%
Adjustments for Statement No. 167	21,985,690	737,082	1.71	22,609,972	1,524,146	1.84

As Adjusted	$62,290,665	$1,595,066	10.16%	$62,277,559	$3,197,923	10.30%

Average allowance for loan losses
GAAP	$(1,976,504)			$(1,776,219)
Adjustments for Statement No. 167	(1,653,922)			(1,540,676)

As Adjusted	$(3,630,426)			$(3,316,895)

Average other assets (non-interest bearing)
GAAP	$3,279,895			$3,200,345
Adjustments for Statement No. 167	(362,049)			(223,367)

As Adjusted	$2,917,846			$2,976,978

Average total assets
GAAP	$41,608,366			$41,091,713
Adjustments for Statement No. 167	19,969,719			20,845,929

As Adjusted	$61,578,085			$61,937,642

Average securitized borrowings
GAAP	$—	$—	—%	$—	$—	—%
Adjustments for Statement No. 167	21,644,315	83,213	1.53	22,520,438	197,376	1.76

As Adjusted	$21,644,315	$83,213	1.53%	$22,520,438	$197,376	1.76%

Average total borrowings
GAAP	$3,617,457	$11,882	1.30%	$3,215,295	$27,476	1.71%
Adjustments for Statement No. 167	21,644,315	83,214	0.19	22,520,438	197,376	0.04

As Adjusted	$25,261,772	$95,096	1.49%	$25,735,733	$224,852	1.75%

Average total interest-bearing liabilities
GAAP	$31,596,143	$320,005	4.02%	$31,509,031	$632,725	4.03%
Adjustments for Statement No. 167	21,644,315	83,214	(1.02)	22,520,438	197,376	(0.95)

As Adjusted	$53,240,458	$403,219	3.00%	$54,029,469	$830,101	3.08%

	For the Three Months Ended May 31, 2009	For the Six Months Ended May 31, 2009
	Average Balances	Average Balances
	(dollars in thousands, except where noted)	(dollars in thousands, except where noted)
Average other liabilities and stockholders’ equity (non-interest earning)
GAAP	$10,012,223	$9,582,682
Adjustments for Statement No. 167	(1,674,596)	(1,674,509)

As Adjusted	$8,337,627	$7,908,173

Average total liabilities and stockholders’ equity
GAAP	$41,608,366	$41,091,713
Adjustments for Statement No. 167	19,969,719	20,845,929

As Adjusted	$61,578,085	$61,937,642

	Ratios and Other Amounts
Net interest margin
GAAP	5.30%	5.26%
Adjustments for Statement No. 167	2.29	2.36

As Adjusted	7.59%	7.62%

Interest rate spread
GAAP	4.43%	4.43%
Adjustments for Statement No. 167	2.73	2.79

As Adjusted	7.16%	7.22%

Amortization of balance transfer fees in interest income on credit card loans (dollars in millions)
GAAP	$38.7	$72.3
Adjustments for Statement No. 167	15.2	38.0

As Adjusted	$53.9	$110.3

Highlights

•

Net income was $258 million in the second quarter 2010 as compared to an as adjusted net loss of $132 million in the second quarter 2009. During the second quarter 2010, we recorded $61 million of accelerated accretion related to our redemption of $1.2 billion of preferred stock that we previously issued to the U.S. Treasury under the Capital Purchase Program. Although this $61 million did not impact net income, together with preferred dividends and scheduled accretion, it reduced diluted earnings per share by $0.13 in the second quarter 2010.

•

Discover card sales volume increased 6% in the second quarter 2010 as compared to 2009, a continuation of the year-over-year growth seen since the fourth quarter 2009. At May 31, 2010, our total loan receivables were $50 billion, a 2% decline from the as adjusted balance at May 31, 2009, as higher sales volumes and growth in our student loan portfolio were more than offset by charge-offs and lower balance transfer activity.

•

In the second quarter 2010, our net charge-off rate was 7.97% and our over 30 days delinquency rate was 4.52%, decreases of 54 basis points and 53 basis points, respectively, as compared to the first quarter 2010. We reduced our allowance for loan losses by $277 million in the second quarter 2010.

•

Transaction volumes and pretax income in our Payments Services segment increased in the second quarter 2010 as compared to the second quarter 2009. Dollar volumes increased 1% as compared to the second quarter 2009 as higher Diners Club and third-party issuing volumes offset a slight decline in PULSE volumes. However, the number of transactions processed on the PULSE network increased 6% in the second quarter 2010 as compared to the second quarter 2009. Pretax income for the Payment Services segment was $36 million in the second quarter 2010, an increase of $10 million as compared to the second quarter 2009, due to higher margin transaction volume and lower expenses.

•

Direct-to-consumer deposits grew to $17.5 billion at May 31, 2010, an increase of $2.7 billion as compared to February 28, 2010, which was due in part to our acquisition of approximately $1 billion of deposit accounts from a third party during the quarter.

Outlook

During the second quarter 2010, we experienced improvement in our credit performance and continued year-over-year growth in sales volumes. Net charge-offs decreased in the second quarter 2010, and the 30-day delinquency rate decreased in the first and second quarters of 2010, in each case on a sequential quarter basis. We believe that credit performance may continue to improve into the second half of 2010.

We expect that credit card loan receivables may increase modestly during the remainder of 2010. However, student loan receivables, which represented 6% of our total loan receivables at the end of the second quarter, are expected to decline during the second half of 2010. Recent legislation requires all federal student loans to be made directly by the federal government starting July 2010, although we will continue to offer private student loans. In addition, we expect to sell up to $1.5 billion of federal student loans to the U.S. Department of Education on or before October 15, 2010, as further discussed in “—Liquidity and Capital Resources—Funding Sources—ECASLA.”

Interest yield on credit card loans for the second quarter 2010 increased to 12.93% from 12.70% for the first quarter 2010 largely as the result of a decline in finance charge charge-offs. We expect that the interest yield on credit card loans will decline during the remainder of 2010 as the impact of the implementation of the CARD Act provisions will more than offset any further benefit in 2010 from lower finance charge charge-offs. The impact of the implementation of the CARD Act provisions that become effective in August 2010 will reduce late and other penalty fee revenues.

In the second half of 2010, we will continue to emphasize growth in direct-to-consumer deposits, which represented approximately 33% of our total funding at May 31, 2010. At May 31, 2010, our funding mix also included approximately 33% of brokered deposits, 28% of asset-backed securities and 6% of other funding. We anticipate that the percentage of funding we obtain from direct-to-consumer deposits will continue to rise during the remainder of the year. In the second half of 2010, we will have significantly lower maturities than we had in the first half of 2010 and, therefore, we anticipate that the level of our liquidity investment portfolio will also decline.

We plan to continue making investments to build our brand and global acceptance network for credit, debit, and cash access transactions. We expect that our strategic network alliances with key global card networks such as Korea’s BC Card, Japan’s JCB and China UnionPay, along with continued development of merchant acquirer relationships, will provide a foundation to drive global acceptance and volumes.

Recent Development

On April 21, 2010, we repurchased all of the outstanding shares of our preferred stock that we issued to the U.S. Treasury under the Capital Purchase Program on March 13, 2009 for $1.2 billion. On July 7, 2010, we repurchased the warrant to purchase 20,500,413 shares of our common stock that we issued to the U.S. Treasury in connection with the issuance of our preferred stock. We repurchased the warrant from the U.S. Treasury for $172 million.

Legislative and Regulatory Developments

Legislation Addressing Credit Card Practices

In May 2009, the CARD Act was enacted. The CARD Act made numerous changes to the Truth in Lending Act, affecting the marketing, underwriting, pricing, billing and other aspects of the consumer credit card business. Several provisions of the CARD Act became effective in August 2009, but most of the requirements became effective in February 2010 and others will become effective in August 2010. The CARD Act and its implementing regulations:

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

•

Require penalty fees (e.g., late fees, returned payment fees and over-limit fees) to be “reasonable” and “proportional” to the total costs incurred by the card issuer or fall within the safe harbor of $25 for the first violation or $35 for subsequent violations of the same type within the next six billing cycles. In no event can the penalty fee exceed the amount associated with the violation;

•	Prohibit card issuers from imposing over-limit fees unless the cardholder has expressly opted-in to the issuer authorizing such over-limit transactions, and imposes other limits on such fees;

•	Require card issuers to review accounts at least every six months when an APR has been increased on or after January 1, 2009 to determine whether the APR should be reduced;

•

Prohibit issuance of a credit card to a consumer under the age of 21 unless there is a co-signer over the age of 21 who has a means to repay or the individual under the age of 21 has an independent means to repay; and

•	Require new billing statement disclosures, such as the length of time and cost of paying down the account balances if only minimum payments are made.

A number of the CARD Act’s requirements reflected our existing practices and did not or will not require modifications of policies or procedures. The CARD Act’s restrictions on risk management practices that have been commonplace in the industry have caused us to manage risk through more restrictive underwriting and credit line management, reduce promotional offers and increase annual percentage rates. Certain provisions of the CARD Act, such as those addressing limitations on interest rate increases, late and over-limit fees and payment allocation, have required and will require us to make additional fundamental changes to our current business practices and systems. For example, we are no longer charging over-limit fees, imposing fees for payments made over the telephone, or changing interest rates on existing balances when a customer’s payments are late.

We are making changes that the CARD Act requires to be implemented in a relatively short timeframe. We are continuing to evaluate appropriate modifications to products, pricing, marketing strategies and other business practices that will be in compliance with the law, will be attractive to consumers and will provide a good return for our stockholders. The full impact of the CARD Act on us is unknown at this time as we are currently evaluating the final rule issued in June 2010 by the Federal Reserve to implement the requirements that take effect in August 2010, which includes limitations on penalty fees and requires re-evaluation of APR increases. The restrictions on late and other penalty fees will reduce loan fee revenues and may impact our ability to deter late payments. The requirement to review APR increases since January 1, 2009 will reduce our interest income. The full impact of the CARD Act ultimately depends upon successful implementation of our strategies, consumer behavior, and the actions of our competitors, in addition to further Federal Reserve interpretation of the provisions.

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

Financial Regulatory Reform

The U.S. Congress is considering extensive changes to the laws regulating financial services firms. On June 30, 2010, the House approved the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Reform Act”). The Senate is expected to vote on the Reform Act in mid-July and the President is expected to sign it into law shortly after final approval by the Senate. The Reform Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring us to change our business practices, requiring us to establish more stringent capital, liquidity and leverage ratio requirements, limiting our ability to pursue business opportunities, imposing additional costs on us, limiting fees we can charge for services, impacting the value of our assets, or otherwise adversely affecting our businesses.

The comprehensive Reform Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms (including bank holding companies with assets of at least $50 billion, which would include us). It does so through a variety of measures, including increased capital and liquidity requirements, limits on leverage, enhanced supervisory authority (including authority to limit activities and growth), regulatory oversight of nonbanking entities, resolution authority for failed financial firms (and the establishment of a mechanism to recover such costs through assessments on large financial firms), enhanced regulation of derivatives, restrictions on executive compensation, and oversight of credit rating agencies.

If enacted, the Reform Act will likely result in increased scrutiny and oversight of consumer financial services and products, primarily through the establishment of a new independent “Consumer Financial Protection Bureau” within the Federal Reserve. The Bureau would have broad rulemaking and enforcement authority over providers of credit, savings and payment services and products. The Bureau would be directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. The Bureau would have rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination and enforcement authority over institutions subject to its jurisdiction, which would include us. State officials would be authorized to enforce consumer protection rules issued by the Bureau.

In addition, the Reform Act authorizes the Federal Reserve to regulate interchange fees paid to banks on debit card transactions to ensure that they are “reasonable and proportional” to the cost of processing individual transactions, and prohibits debit card networks and issuers from requiring transactions to be processed on a single payment network. The Reform Act also prohibits credit/debit network rules that restrict merchants’ ability to offer discounts to customers in order to encourage them to use a particular form of payment, as long as such discounts do not discriminate against issuers or networks, and from setting minimum (or, with respect to government agencies and educational institutions, maximum) transaction amounts for credit cards. The impact of these provisions on the debit card market and the PULSE network is uncertain at this time and will depend upon Federal Reserve implementing regulations, the actions of our competitors and the behavior of other marketplace participants.

In addition, the Reform Act contains several provisions that could increase the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums paid by Discover Bank, including a change in the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity and an increase in the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits (with the FDIC having until September 30, 2020 to meet the new minimum through assessments on insured depository institutions with assets of $10 billion or more). Various assessments and fees are also authorized in the legislation and others could be authorized in the future.

The Reform Act would also effect a number of significant changes relating to the asset-backed securities and structured finance markets, including a requirement that regulators jointly adopt regulations requiring securitizers to retain, subject to certain exemptions and exceptions, at least 5% unhedged credit risk on securitized exposures. The Reform Act would also require the Securities and Exchange Commission (the “SEC”) to impose asset-level registration statement disclosure requirements if the data is necessary for investors to independently perform due diligence.

Many provisions of the Reform Act require the adoption of rules to implement. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. The effect of the Reform Act and its implementing regulations on our business and operations could be significant. In addition, we may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. The Reform Act, any related legislation and any implementing regulations could have a material adverse effect on our business, results of operations and financial condition.

Other Credit Card and Student Loan Legislation

Congress may also consider other legislation affecting our business, such as a ceiling on the rate of interest that can be charged on credit cards. However, other legislative priorities and a shortened election-year Congressional session reduce the likelihood of enactment of such bills.

We currently offer both federal and private student loans. In March 2010, the President signed into law the Health Care and Education Reconciliation Act (“HCERA”). HCERA requires all new federal student loans to be made directly by the federal government starting July 2010, rather than by private institutions through the Federal Family Education Loan Program. Because HCERA allows financial institutions to continue offering private student loans, we do not currently expect HCERA to have a significant impact on our private student loan program. The Reform Act referenced above would provide for a study of private education loans and lenders, and would create a private education loan Ombudsman with the Consumer Financial Protection Bureau. The study could lead to additional legislation or regulation in the future.

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

Congress also continues to consider legislation to allow bankruptcy courts to restructure first mortgage loans (e.g., by reducing the loan amount to the value of the collateral, a process referred to as “cramdown”). Such a change would likely increase the number of individuals who file for bankruptcy, which would adversely impact all creditors including us. While the House of Representatives approved a cramdown bill last year, the Senate did not. Prospects for the bill’s enactment this year do not appear to be strong.

Compensation Developments

In June 2010, the Federal Reserve, together with the FDIC and the other banking agencies, issued final guidance designed to ensure that incentive compensation practices of financial organizations take into account risk and are consistent with safety and soundness. The Federal Reserve recently conducted a special horizontal review of compensation practices at more than twenty large complex banking organizations, including us, with the expectation that incentive compensation practices appropriately balance risk and financial results and avoid creating incentives for employees to take imprudent risks.

The Reform Act described above under “—Financial Regulatory Reform” would impose additional disclosures and restrictions on compensation paid by financial institutions.

FDIC and SEC Rules Regarding Securitizations

While we have capacity to issue new asset-backed securities from our securitization trusts, there has been uncertainty in the securitization market recently as a result of revised accounting standards and related guidance from the FDIC. The ability of issuers of asset-backed securities to obtain necessary credit ratings for their issuances has been based, in part, on the FDIC’s safe-harbor rule entitled Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation, which provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer meets the conditions for sale accounting treatment under GAAP. Pursuant to FASB guidance for transfers of financial assets, effective for us on December 1, 2009, certain transfers of assets to special purpose entities (including Discover Bank’s transfer of assets to the Discover Card Master Trust) no longer qualify for sale accounting treatment. Consequently, there has been uncertainty in the securitization market as to how the FDIC will treat assets transferred into securitization vehicles under the new FASB guidance. This uncertainty had made it difficult to obtain the necessary credit ratings for the issuances of asset-backed securities.

In November 2009, the FDIC issued an interim final rule that preserves the safe-harbor treatment applicable under the existing FDIC rule for beneficial interests in securitizations of revolving assets issued on or prior to March 31, 2010 so long as those securitizations would have complied with the original safe harbor under generally accepted accounting principles in effect prior to November 15, 2009. In March 2010, the FDIC published a final rule that preserves the safe-harbor treatment applicable under the existing FDIC rules for beneficial interests in securitizations of revolving assets issued on or prior to September 30, 2010 so long as those securitizations would have complied with the original safe harbor under generally accepted accounting principles in effect prior to November 15, 2009. Issuances after this date are subject to the final determination of the FDIC regarding the safe-harbor standard, the proposed framework of which is described in a Notice of Proposed Rulemaking issued by the FDIC in May 2010. Under such framework, availability of the new safe harbor would be conditioned on insured depository institution sponsors retaining 5% of each credit tranche of a securitization sold to investors (or a “representative sample of the securitized assets equal to not less than 5% of the principal amount of the financial assets at transfer”) on an unhedged basis and complying with numerous other requirements relating to capital structure, disclosure, documentation and recordkeeping, compensation, origination and other matters.

In April 2010, the SEC proposed revised rules for asset-backed securities offerings that, if adopted, would substantially change the disclosure, reporting and offering process for public and private offerings of asset-backed securities, including those offered under our securitization program. The proposed rules, if adopted in their current form, would, among other things, impose as a condition for the shelf registration of asset-backed securities a requirement that the sponsor of the asset-backed securities offering hold a minimum of 5% of the nominal amount of each of the tranches sold or transferred to investors (or, in the case of revolving master trusts, an originator’s interest of a minimum of 5% of the nominal amount of the securitization exposures) and not hedge those holdings. Issuers of publicly offered asset-backed securities would be required to disclose more information regarding the underlying assets and to file a computer program that demonstrates the effect of the transaction’s waterfall of distributions. In addition, the proposals would alter the safe-harbor standards for the private placement of asset-backed securities to impose informational requirements similar to those that would apply to registered public offerings of such securities.

As discussed above under “—Financial Regulatory Reform,” the Reform Act also contains numerous provisions with respect to securitizations. It remains to be seen whether and how the proposed FDIC and SEC rules with respect to securitizations will be reconciled with those called for in the Reform Act.

We are currently assessing the impact that these proposed rules and those that may be promulgated under the Reform Act would have on our securitization program. The form that these rules will ultimately take is uncertain at this time, but they may impact Discover Bank’s ability and/or desire to issue asset-backed securities in the future.

FDIC Initiatives Regarding Assessments

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

Additionally, in January 2010, the FDIC issued an Advance Notice of Proposed Rulemaking seeking comment on ways that the FDIC’s risk-based deposit insurance assessment system could be changed to account for the risks posed by certain employee incentive compensation programs. The proposed rulemaking was subject to a public comment period, which has expired, but no final rule has been issued.

In May 2010, the FDIC issued a Notice of Proposed Rulemaking proposing to revise the deposit assessment system applicable to large institutions, which would include Discover Bank, to better align assessment rates with the risks of such institutions. New initial and total base assessment rates would be effective January 1, 2011. The proposal includes a larger assessment on deposits that are treated under applicable banking regulations as brokered deposits to the extent that brokered deposits exceed 10% of the total deposits of a bank, which would adversely affect the assessment paid by Discover Bank, assuming its current deposit level and composition. The proposed rulemaking was subject to a public comment period, which expired in early July 2010, but no final rule has been issued.

As discussed above under “—Financial Regulatory Reform,” the Reform Act will, if enacted, likely increase the amounts that we will have to pay to the FDIC for deposit insurance.

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

The comment period for the Basel Committee proposals has expired. The Basel Committee was scheduled to release a comprehensive set of proposals by December 31, 2010, with implementation of final provisions by December 31, 2012, but such schedule could be modified. Implementation of any final provisions in the United States will require implementing regulations and guidelines by the United States banking regulators, which could differ from the final provisions adopted by the Basel Committee.

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

The Reform Act also includes provisions related to increased capital requirements and oversight, such as enhanced authority to limit activities and growth. See “—Financial Regulatory Reform” above. Such provisions would establish minimum leverage and risk-based capital requirements on a consolidated basis for all depository institution holding companies and insured depository institutions that cannot be less than the minimum currently in effect for depository institutions.

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

*    *    *

The remaining discussion provides a summary of our results of operations for the three and six months ended May 31, 2010 compared to our results of operations for the three and six months ended May 31, 2009 as adjusted. It also provides information about our loan receivables as of May 31, 2010 as compared to November 30, 2009 as adjusted and May 31, 2009 as adjusted. For a reconciliation of GAAP to as adjusted financial data, see “—Reconciliation of GAAP to As Adjusted Data.”

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

The following table presents segment data (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010	2009	2010	2009
Direct Banking(1)
Interest income	$1,551,775	$1,594,728	$3,110,922	$3,197,098
Interest expense	404,577	403,158	818,263	829,961

Net interest income	1,147,198	1,191,570	2,292,659	2,367,137
Provision for loan losses	724,264	1,302,476	2,111,470	2,779,560
Other income	447,711	454,809	928,052	941,433
Other expense	484,706	528,608	930,967	1,056,015

Income (loss) before income tax expense	385,939	(184,705)	178,274	(527,005)

Payment Services
Interest income	7	338	10	825
Interest expense	44	61	82	140

Net interest income	(37)	277	(72)	685
Provision for loan losses	—	—	—	—
Other income	65,133	58,451	130,668	118,685
Other expense	28,842	32,020	57,385	63,736

Income before income tax expense	36,254	26,708	73,211	55,634

Total income (loss) before income tax expense	$422,193	$(157,997)	$251,485	$(471,371)

(1)	The 2009 Direct Banking segment information is presented on an as adjusted basis. No adjustments have been made to the Payment Services segment. See reconciliation in “—Reconciliation of GAAP to As Adjusted Data.”

The following table presents information on transaction volume (amounts in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010	2009	2010	2009
Network Transaction Volume
PULSE Network	$28,645,624	$29,128,044	$56,263,259	$56,582,217
Third-Party Issuers	1,678,337	1,340,532	3,240,266	2,702,978
Diners Club	6,708,533	6,240,604	13,263,037	12,534,178

Total Payment Services	37,032,494	36,709,180	72,766,562	71,819,373
Discover Network—Proprietary(1)	23,631,719	21,972,596	46,804,253	44,396,963

Total Volume	$60,664,213	$58,681,776	$119,570,815	$116,216,336

Transactions Processed on Networks
Discover Network	392,571	366,315	774,133	735,962
PULSE Network	805,281	762,175	1,525,187	1,448,702

Total	1,197,852	1,128,490	2,299,320	2,184,664

Credit Card Volume
Discover Card Volume(2)	$24,247,382	$24,336,751	$48,091,838	$48,301,328
Discover Card Sales Volume(3)	$22,858,772	$21,494,174	$45,258,447	$42,787,931

(1)	Represents gross proprietary sales volume on the Discover Network.
(2)	Represents Discover card activity related to net sales, balance transfers, cash advances and fee-based products.
(3)	Represents Discover card activity related to net sales.

Direct Banking

Our Direct Banking segment reported pretax income of $386 million and $178 million for the three and six months ended May 31, 2010, respectively, as compared to an as adjusted pretax loss of $185 million and $527 million for the three and six months ended May 31, 2009, respectively. The improvement in our pretax income for both periods was driven primarily by lower provision for loan losses and lower operating expenses, partially offset by a decline in net interest income and other income. Provision for loan losses decreased in both periods due to sustained improvement in credit performance over the first two quarters of 2010 as compared to 2009 as adjusted. For a more detailed discussion on provision for loan losses, see “—Loan Quality—Provision and Allowance for Loan Losses.” Other expense decreased in both periods reflecting the impact of cost containment initiatives. Additionally, the first quarter of 2010 benefited from a $29 million expense reversal related to the payment to Morgan Stanley under an amendment to the special dividend agreement, while the second quarter 2009 included a $20 million restructuring charge related to the reduction in force. Net interest income decreased for the three and six months ended May 31, 2010 compared to the three and six months ended May 31, 2009 as adjusted, largely due to a lower average level of loan receivables as well as a decline in the net yield on loan receivables. The net yield decreased from the prior year as adjusted due to an increase in lower rate student loan balances and higher funding costs, partially offset by a reduction in promotional rate credit card balances, higher interest rates on standard balances and lower interest charge-offs. Other income decreased in both periods from the prior year as adjusted primarily due to the discontinuance of overlimit fees on consumer credit card loans beginning in February 2010, partially offset by higher discount and interchange revenue resulting from higher sales volume.

Loan receivables totaled $50 billion at May 31, 2010, which was down from $51 billion at May 31, 2009 as adjusted, as a decline in credit card loans was partially offset by growth in both student and personal loans. The decline in credit card loans reflects lower balance transfer activity and higher charge-offs, partially offset by higher sales volume. Discover card sales volume was up in both the first and second quarters 2010 as compared to 2009 reflecting a general increase in consumer spending and higher gas prices.

At May 31, 2010, our over 30-days delinquency rate was 4.52% as compared to 5.08% at May 31, 2009 as adjusted, which is reflective of improved credit performance. Although credit conditions have improved during 2010, the levels of consumer bankruptcies and unemployment remain elevated as compared to 2009 levels, thus, the net charge-off rate rose to 7.97% and 8.24% for the three and six months ended May 31, 2010, respectively, up 18 and 110 basis points, respectively, from the three and six months ended May 31, 2009 as adjusted.

Payment Services

Our Payment Services segment reported pretax income of $36 million and $73 million for the three and six months ended May 31, 2010, respectively, which was 36% and 32% higher than it was for the three and six months ended May 31, 2009, respectively, due to higher revenues and lower expenses. Higher revenues in both periods reflected an increase in the number of transactions and higher margin volume on the PULSE network. Revenues also rose because of a lower level of incentive payments and higher Diners Club revenues. Lower expenses in both periods were primarily due to transaction processing cost reduction initiatives.

Transaction volume for the three and six months ended May 31, 2010 was $37 billion and $73 billion, respectively, an increase of 1% compared to both periods in 2009. For the three and six months ended May 31, 2010, higher transaction volume was driven by higher third-party issuer and Diners Club volumes, as compared to the three and six months ended May 31, 2009, partially offset by a slight decline in PULSE volume. However, the number of transactions processed on the PULSE Network from both new and existing clients increased by 6% and 5% for the three and six months ended May 31, 2010, respectively, as compared to 2009.

Critical Accounting Estimates

In preparing our condensed consolidated financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain cases, could have a material adverse effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the accrual of credit card customer rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment and the accrual of income taxes as critical accounting estimates.

These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the year ended November 30, 2009. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates.” In the first quarter 2010, management enhanced its ability to estimate loan loss emergence, which results in the allowance for loan losses having approximately 12 months loss coverage. For additional information, see “—Loan Quality—Provision and Allowance for Loan Losses.” Excluding the elimination of estimates related to assets that were derecognized or reclassified upon adoption of Statements No. 166 and 167 and the change in the estimate related to our allowance for loan losses, there have not been any material changes in our critical accounting estimates from those discussed in our annual report on Form 10-K for the year ended November 30, 2009.

Earnings Summary

The following table outlines changes in our condensed consolidated statements of income for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2010 vs. 2009 increase (decrease)			For the Six Months Ended May 31,		2010 vs. 2009 increase (decrease)
	2010	2009 (As Adjusted1)	$	%		2010	2009 (As Adjusted1)	$	%
Interest income	$1,551,782	$1,595,066	$(43,284)	(3%	)	$3,110,932	$3,197,923	$(86,991)	(3%	)
Interest expense	404,621	403,219	1,402	0%		818,345	830,101	(11,756)	(1%	)

Net interest income	1,147,161	1,191,847	(44,686)	(4%	)	2,292,587	2,367,822	(75,235)	(3%	)
Provision for loan losses	724,264	1,302,476	(578,212)	(44%	)	2,111,470	2,779,560	(668,090)	(24%	)

Net interest income after provision for loan losses	422,897	(110,629)	533,526	NM		181,117	(411,738)	592,855	144%
Other income	512,844	513,260	(416)	0%		1,058,720	1,060,118	(1,398)	0%
Other expense	513,548	560,628	(47,080)	(8%	)	988,352	1,119,751	(131,399)	(12%	)

Income (loss) before income tax expense	422,193	(157,997)	580,190	NM		251,485	(471,371)	722,856	153%
Income tax expense (benefit)	164,126	(25,697)	189,823	NM		96,956	(142,743)	239,699	168%

Net (loss) income	$258,067	$(132,300)	$390,367	NM		$154,529	$(328,628)	$483,157	147%

(1)	See “—Reconciliation of GAAP to As Adjusted Data.”

Net Interest Income

The tables that follow this section have been provided to supplement the discussion below and provide further analysis of net interest income, net interest margin and the impact of rate and volume changes on net interest income.

Net interest income represents the difference between interest income earned on our interest-earning assets and the interest expense incurred to finance those assets. Net interest margin represents interest income, net of interest expense, as a percentage of total interest-earning assets on an annualized basis. Our interest-earning assets consist of: (i) loan receivables, (ii) our liquidity investment portfolio, which includes amounts on deposit with the Federal Reserve, highly rated certificates of deposit, and triple-A rated government mutual funds, (iii) restricted cash and (iv) investment securities. Our interest-bearing liabilities consist primarily of deposits, both brokered and direct-to-consumer, and long-term borrowings, including securitized debt. Net interest income is influenced by the following:

•

The level and composition of loan receivables, including the proportion of credit card loans to other consumer loans, as well as the proportion of loan receivables bearing interest at promotional rates as compared to standard rates;

•	The credit performance of our loans, particularly with regard to charge-offs of finance charges, which reduce interest income;

•	The terms of long-term borrowings and certificates of deposit upon initial offering, including maturity and interest rate;

•	The level and composition of other interest-bearing assets and liabilities, including our liquidity investment portfolio; and

•	Changes in the interest rate environment, including the levels of interest rates and the relationship between interest rate indices, such as the prime rate, the federal funds rate and LIBOR.

Credit card interest income declined in both the three and six months ended May 31, 2010, as compared to the same periods ended May 31, 2009 as adjusted, largely due to a lower average level of credit card loan receivables. The level of average credit card loan receivables declined from prior year periods as adjusted because of reduced balance transfer activity and higher charge-offs, partially offset by higher sales volume. However, the unfavorable impact of the declining credit card loan receivables on interest income was partially offset by a higher interest rate earned on credit card loan receivables, which was driven by reduced promotional rate balances and higher interest rates on standard balances. Additionally, in the second quarter 2010, a lower level of finance charge-offs positively impacted net yield on credit card loan receivables.

Other loan receivables consist primarily of personal and student loans. In 2010, interest income on other loan receivables increased as compared to 2009 as a result of the increase in personal and student loan receivables outstanding, but was partially offset by a decline in the yield on such loans. The decline in the yield on other loan receivables was driven by the increase in student loans, which bear a lower interest rate than personal loans.

For the three and six months ended May 31, 2010, interest income on cash and cash equivalents declined as compared to the same periods in 2009. This is attributable to lower interest rates earned, partially offset by higher levels of liquidity. The lower interest rate environment had a favorable impact on cost of funds, particularly with regard to its impact on new deposit issuances. However, these benefits of lower interest rates on interest expense were largely offset by higher levels of deposit funding and higher interest rates on debt issued during second quarter of 2010.

Average Balance Sheet Analysis

	For the Three Months Ended May 31,
	2010			2009
				(As Adjusted1)
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$11,061,334	0.24%	$6,731	$8,886,035	0.65%	$14,559
Restricted cash	2,407,161	0.16%	983	1,817,948	0.80%	3,648
Other short-term investments	94,022	1.05%	250	—	—	—
Investment securities	914,075	2.20%	5,064	466,184	5.94%	6,980
Loan receivables(2):
Credit card(3)	45,279,580	12.93%	1,475,860	49,096,058	12.36%	1,529,238
Other(4)	4,539,329	5.50%	62,894	2,024,440	7.96%	40,641

Total loan receivables	49,818,909	12.25%	1,538,754	51,120,498	12.18%	1,569,879

Total interest-earning assets	64,295,501	9.58%	1,551,782	62,290,665	10.16%	1,595,066
Allowance for loan losses	(4,174,591)			(3,630,426)
Other assets	4,068,754			2,917,846

Total assets	$64,189,664			$61,578,085

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(5)	$28,049,604	3.85%	272,420	$23,872,971	4.81%	289,648
Money market deposits	4,693,215	1.32%	15,644	4,072,773	1.78%	18,299
Other interest-bearing deposits	2,821,548	1.44%	10,271	32,942	2.12%	176

Total interest-bearing deposits	35,564,367	3.33%	298,335	27,978,686	4.37%	308,123
Borrowings:
Short-term borrowings	—	—	—	2,189,359	0.24%	1,345
Securitized borrowings	16,893,802	1.57%	67,019	21,644,315	1.53%	83,214
Other long-term borrowings	2,810,605	5.54%	39,267	1,428,098	2.93%	10,537

Total borrowings	19,704,407	2.14%	106,286	25,261,772	1.49%	95,096

Total interest-bearing liabilities	55,268,774	2.90%	404,621	53,240,458	3.00%	403,219
Other liabilities and stockholders’ equity	8,920,890			8,337,627

Total liabilities and stockholders’ equity	$64,189,664			$61,578,085

Net interest income			$1,147,161			$1,191,847

Net interest margin(6)		7.08%			7.59%
Interest rate spread(7)		6.68%			7.16%

	For the Six Months Ended May 31,
	2010			2009
				(As Adjusted1)
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$11,627,922	0.25%	$14,692	$8,097,116	0.95%	$38,321
Restricted cash	3,078,695	0.14%	2,113	2,318,454	0.98%	11,363
Other short-term investments	95,330	0.90%	426	—	—	—
Investment securities	766,361	2.72%	10,392	372,453	5.86%	10,892
Loan receivables(2):
Credit card(3)	46,450,025	12.81%	2,967,747	49,663,309	12.36%	3,061,473
Other(4)	4,227,618	5.48%	115,562	1,826,227	8.33%	75,874

Total loan receivables	50,677,643	12.20%	3,083,309	51,489,536	12.22%	3,137,347

Total interest-earning assets	66,245,951	9.42%	3,110,932	62,277,559	10.30%	3,197,923
Allowance for loan losses	(4,023,220)			(3,316,895)
Other assets	4,020,370			2,976,978

Total assets	$66,243,101			$61,937,642

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(5)	$27,967,972	3.99%	557,122	$24,063,379	4.74%	569,082
Money market deposits	4,573,051	1.34%	30,610	4,195,286	1.72%	35,892
Other interest-bearing deposits	2,142,109	1.50%	16,052	35,071	1.57%	275

Total interest-bearing deposits	34,683,132	3.49%	603,784	28,293,736	4.29%	605,249
Borrowings:
Short-term borrowings	—	—	—	1,671,264	0.30%	2,528
Securitized borrowings	19,342,373	1.46%	140,903	22,520,438	1.76%	197,376
Other long-term borrowings	2,614,927	5.65%	73,658	1,544,031	3.24%	24,948

Total borrowings	21,957,300	1.96%	214,561	25,735,733	1.75%	224,852

Total interest-bearing liabilities	56,640,432	2.90%	818,345	54,029,469	3.08%	830,101
Other liabilities and stockholders’ equity	9,602,669			7,908,173

Total liabilities and stockholders’ equity	$66,243,101			$61,937,642

Net interest income			$2,292,587			$2,367,822

Net interest margin(6)		6.94%			7.62%
Interest rate spread(7)		6.52%			7.22%

(1)	Information related to restricted cash, investment securities, credit card loan receivables, allowance for loan losses, other assets, securitized borrowings, other long-term borrowings and other liabilities and stockholders’ equity are presented on an as adjusted basis. No adjustments have been made for cash and cash equivalents, other short-term investments, other loan receivables, interest-bearing deposits, short-term borrowings and other long-term borrowings. See “—Reconciliation of GAAP to As Adjusted Data.”
(2)	Average balances of loan receivables include non-accruing loans and these loans are, therefore, included in the yield calculations. If these balances were excluded, there would not be a material impact on the amounts reported above.
(3)	Interest income on credit card loans includes $45.1 million and $83.2 million of amortization of balance transfer fees for the three and six months ended May 31, 2010, respectively. Interest income on credit card loans includes $53.9 million and $110.3 million as adjusted of amortization of balance transfer fees for the three and six months ended May 31, 2009 respectively.
(4)	Includes student loans held for sale.
(5)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.
(6)	Net interest margin represents net interest income as a percentage of total interest-earning assets.
(7)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended May 31, 2010 vs. May 31, 2009			For the Six Months Ended May 31, 2010 vs. May 31, 2009
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) due to changes in:
Interest-earning assets:
Cash and cash equivalents	$18,159	$(25,987)	$(7,828)	$33,211	$(56,840)	$(23,629)
Restricted cash	5,898	(8,563)	(2,665)	8,266	(17,516)	(9,250)
Other short-term investments	250	—	250	426	—	426
Investment securities	19,916	(21,832)	(1,916)	15,215	(15,715)	(500)
Loan receivables:
Credit cards	(386,177)	332,799	(53,378)	(346,228)	252,502	(93,726)
Other	97,781	(75,528)	22,253	114,107	(74,419)	39,688

Total loan receivables	(288,396)	257,271	(31,125)	(232,121)	178,083	(54,038)

Total interest income	(244,173)	200,889	(43,284)	(175,003)	88,012	(86,991)
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	206,189	(223,417)	(17,228)	176,478	(188,438)	(11,960)
Money market deposits	12,925	(15,580)	(2,655)	7,624	(12,906)	(5,282)
Other interest-bearing deposits	10,501	(406)	10,095	15,814	(37)	15,777

Total interest-bearing deposits	229,615	(239,403)	(9,788)	199,916	(201,381)	(1,465)
Borrowings:
Short-term borrowings	(1,345)	—	(1,345)	(2,528)	—	(2,528)
Securitized borrowings	(32,514)	16,319	(16,195)	(25,712)	(30,761)	(56,473)
Other long-term borrowings	14,941	13,789	28,730	23,512	25,198	48,710

Total borrowings	(18,918)	30,108	11,190	(4,728)	(5,563)	(10,291)

Total interest expense	210,697	(209,295)	1,402	195,188	(206,944)	(11,756)

Net interest income	$(454,870)	$410,184	$(44,686)	$(370,191)	$294,956	$(75,235)

(1)	The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between May 31, 2010 and May 31, 2009 as adjusted based on the percentage of the rate or volume variance to the sum of the two absolute variances. Calculation of rate/volume variance is based on May 31, 2009 amounts as adjusted.

Loan Quality

Loan receivables consist of the following (dollars in thousands):

	May 31, 2010	November 30, 2009
		(As Adjusted1)
Student loans held for sale	$1,416,603	$—
Loan portfolio:
Credit card loans:
Discover card	44,979,469	47,055,215
Discover business card	348,861	404,149

Total credit card loans	45,328,330	47,459,364
Other consumer loans:
Personal loans	1,573,339	1,394,379
Federal student loans	822,323	1,352,587
Private student loans	819,943	579,679
Other	64,180	68,137

Total other consumer loans	3,279,785	3,394,782

Total loan portfolio	48,608,115	50,854,146

Total loan receivables	50,024,718	50,854,146
Allowance for loan losses	(3,930,624)	(3,902,360)

Net loan receivables	$46,094,094	$46,951,786

(1)	Discover card loan balances and the allowance for loan losses are presented on an as adjusted basis. No adjustments have been made to student loans held for sale, Discover business card, personal loans, federal or private student loans or other loans. See reconciliation in “—Reconciliation of GAAP to As Adjusted Data.”

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

In calculating the allowance for loan losses, we estimate probable losses separately for segments of the loan portfolio that have similar risk characteristics, such as credit card and other consumer loans. For our credit card loans, we use a migration analysis to determine the likelihood that a loan receivable will progress through various stages of delinquency and eventually charge off. In the first quarter 2010, we developed analytics which provide us with a better understanding of the likelihood that non-delinquent accounts will eventually charge-off, thus broadening the identification of loss emergence. We used this information in combination with the migration analysis to determine our allowance for loan losses, which increased $305 million in the first quarter 2010 as compared to the allowance at November 30, 2009 as adjusted. After the first quarter 2010, we expect that the allowance for loan losses will rise or fall based on deterioration or improvements in delinquency rates and credit conditions, respectively, as well as changes in the level of outstanding loan receivables. In the second quarter 2010, as credit conditions improved and delinquency rates fell, we reduced our allowance for loan losses by $277 million.

For the three and six months ended May 31, 2010, the provision for loan losses decreased $578 million and $668 million, or 44% and 24% respectively, as compared to the three and six months ended May 31, 2009 as adjusted. This decrease was primarily attributable to the additions to the allowance for loan losses we had in both the first and second quarters of 2009 as adjusted because of then deteriorating credit conditions. Since that time, we have experienced improved credit performance. As a result, in the second quarter 2010, we reduced our allowance for loan losses; however, the allowance in the first half of 2010 increased $28 million as the impact of improved credit conditions was offset by the adjustment to the allowance for loan loss estimate to account for our broadened identification of loss emergence.

For our other consumer loans, we consider historical and forecasted losses in estimating the related allowance for loan losses. At May 31, 2010, the level of the allowance related to other consumer loans decreased $6 million as compared to November 30, 2009 largely due to a decline in the personal loan reserve rate.

The following table provides changes in our allowance for loan losses (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010	2009 (As Adjusted1)	2010	2009 (As Adjusted1)
Balance at beginning of period, as adjusted	$4,207,360	$3,402,126	$3,902,360	$2,754,357
Additions:
Provision for loan losses	724,264	1,302,476	2,111,470	2,779,560
Deductions:
Charge-offs:
Discover card	(1,080,554)	(1,075,815)	(2,221,039)	(1,977,845)
Discover business card	(16,402)	(14,729)	(35,688)	(25,271)

Total credit card loans	(1,096,956)	(1,090,544)	(2,256,727)	(2,003,116)
Personal loans	(23,041)	(15,423)	(47,121)	(25,266)
Federal student loans	(248)	—	(297)	—
Private student loans	(260)	(96)	(604)	(96)
Other	(711)	—	(719)	(18)

Total other consumer loans	(24,260)	(15,519)	(48,741)	(25,380)

Total charge-offs	(1,121,216)	(1,106,063)	(2,305,468)	(2,028,496)
Recoveries:
Discover card	118,961	101,953	220,082	194,754
Discover business card	911	201	1,641	330

Total credit card loans	119,872	102,154	221,723	195,084
Personal loans	330	205	521	384
Federal student loans	—	—	—	—
Private student loans	6	—	8	—
Other	8	3	10	12

Total other consumer loans	344	208	539	396

Total recoveries	120,216	102,362	222,262	195,480

Net charge-offs	(1,001,000)	(1,003,701)	(2,083,206)	(1,833,016)

Balance at end of period	$3,930,624	$3,700,901	$3,930,624	$3,700,901

(1)	Information related to Discover card and total loans is presented on an as adjusted basis. No adjustments have been made for Discover business card, personal loans, federal or private student loans or other loans. See reconciliation in “—Reconciliation of GAAP to As Adjusted Data.”

The following table presents a breakdown of the allowance for loan losses (dollars in thousands):

	May 31, 2010	November 30, 2009
		(As Adjusted1)
Discover card	$3,768,769	$3,731,568
Discover business card	57,308	59,979

Total credit card loans	3,826,077	3,791,547
Personal loans	90,142	95,056
Federal student loans	996	968
Private student loans	12,678	13,734
Other	731	1,055

Total other consumer loans	104,547	110,813

Total allowance for loan losses	$3,930,624	$3,902,360

(1)	Information related to Discover card, credit card and total loan receivables is presented on an as adjusted basis. No adjustments have been made for Discover business card, personal loans, federal or private student loans or other loans. See reconciliation in “—Reconciliation of GAAP to As Adjusted Data.”

Net Charge-offs

Our net charge-offs include the principal amount of losses charged off less principal recoveries and exclude charged-off interest and fees, recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest and loan fee income for loan receivables while fraud losses are recorded in other expense. Credit card loan receivables are charged off at the end of the month during which an account becomes 180 days contractually past due. Closed-end consumer loan receivables are charged off at the end of the month during which an account becomes 120 days contractually past due, except for student loans that are guaranteed by the federal government. Generally, customer bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day or 120-day contractual time frame.

The following table presents amounts and rates of net charge-offs of loan receivables (dollars in thousands):

	For the Three Months Ended May 31,				For the Six Months Ended May 31,
	2010		2009 (As Adjusted1)		2010		2009 (As Adjusted1)
	$	%	$	%	$	%	$	%
Credit card loans	$977,084	8.56%	$988,390	7.99%	$2,035,004	8.79%	$1,808,032	7.30%
Other consumer loans	23,916	2.09%	15,311	3.00%	48,202	2.29%	24,984	2.74%

Total net charge-offs	$1,001,000	7.97%	$1,003,701	7.79%	$2,083,206	8.24%	$1,833,016	7.14%

(1)	Information related to credit card loan receivables and total loan receivables is presented on an as adjusted basis. No adjustments have been made for other consumer loan receivables. See reconciliation in “—Reconciliation of GAAP to As Adjusted Data.”

In the second quarter 2010, the amount of net charge-offs on credit card loans decreased slightly from the second quarter 2009 as adjusted. However, the net charge-off rate for the second quarter 2010 rose to 8.56%, up from 7.99% for the second quarter 2009 as adjusted, largely as a result of the lower average level of credit card loans. For the six months ended May 31, 2010, the amount and rate of net charge-offs on credit card loans increased from the prior year as adjusted because of a higher level of bankruptcy and contractual charge-offs in the first quarter 2010 as compared to the first quarter 2009 as adjusted.

For the three and six months ended May 31, 2010, charge-offs relating to other consumer loans increased as compared to the three and six months ended May 31, 2009, due to the seasoning of the personal loan portfolio.

However, in both periods, the net charge-off rate on other consumer loans declined as compared to the same periods in 2009 because of the increase in the level of student loans, which have not yet entered into repayment and, thus, have minimal levels of net charge-offs.

Delinquencies

Delinquencies are an indicator of credit quality at a point in time. Loan balances are considered delinquent when contractual payments on the loan become 30 days past due. Credit card and closed-end consumer loan receivables are placed on non-accrual status upon receipt of notification of the bankruptcy or death of a customer, suspected fraudulent activity on an account, as part of certain collection management processes, and other instances in which management feels collectability is not assured. In some cases of suspected fraudulent activity, loan receivables may resume accruing interest upon completion of the fraud investigation.

The following table presents the amounts and delinquency rates of loan receivables over 30 days past due, loan receivables over 90 days delinquent and accruing interest and loan receivables that are not accruing interest, regardless of delinquency (dollars in thousands):

	May 31, 2010		November 30, 2009
			(As Adjusted1)
	$	%	$	%
Loans over 30 days delinquent	$2,263,608	4.52%	$2,700,959	5.31%
Loans over 90 days delinquent and accruing interest	$1,039,751	2.08%	$1,217,054	2.39%
Loans not accruing interest	$410,433	0.82%	$438,278	0.86%

(1)	See “—Reconciliation of GAAP to As Adjusted Data.”

The delinquency rates of loans over 30 days delinquent and loans over 90 days delinquent and accruing interest decreased 79 basis points and 31 basis points, respectively, at May 31, 2010, as compared to November 30, 2009 as adjusted. The decrease in both measures is due to better credit trends and enhanced collection management and underwriting processes.

Modified and Restructured Loans

We hold various credit card loans for which the terms have been modified, including some that are accounted for as troubled debt restructurings. Our modified credit card loans include loans for which temporary hardship concessions have been granted and loans in permanent workout programs. Eligibility, frequency, duration and offer type for both of these programs are offered in compliance with stated regulatory guidelines.

Temporary hardship concessions primarily consist of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than twelve months. These short term concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments. At the end of the concession period, loan terms revert to standard rates. These arrangements are automatically terminated if the customer makes two consecutive late payments, at which time their account reverts back to its original terms. In assessing the appropriate allowance for loan loss, these loans are included in the general pool of credit cards with the allowance determined under the contingent loss model of ASC 450-20, Loss Contingencies (guidance formerly contained in FASB Statement No. 5). We do not consider these loans in the troubled debt restructuring (“TDR”) pool. If we applied accounting under ASC 310-40, Troubled Debt Restructurings by Creditors (guidance formerly contained in FASB Statement No. 114), to loans in this program, there would not be a material difference in the allowance. Loans for which temporary hardship concessions were granted comprised less than 1% of our total credit card loans at May 31, 2010 and November 30, 2009.

In contrast to temporary hardship concessions, our permanent workout programs entail more significant and permanent concessions including changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months. The concessions associated with a permanent workout also include a significant reduction in interest rate and possible waivers of unpaid interest and fees. We account for permanent workout loans as TDRs and, as a result, we measure impairment of these loans based on the discounted present value of cash flows expected to be received on them. Loans in permanent workout programs comprised less than 1% of our total credit card loans at May 31, 2010 and November 30, 2009.

We also participate with consumer credit counseling agency (“CCCA”) programs in an effort to assist customers to proactively manage their credit card balances. The vast majority of loans entering CCCA programs are not delinquent at the time of enrollment, and our charge-off rate on these loans is comparable or less than the rate on our overall credit card receivables portfolio. These loans continue to meet original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. In assessing the appropriate allowance for loan loss, these loans are included in the general pool of credit card loans with the allowance determined under the contingent loss model. We do not consider these loans in the TDR pool. If we applied TDR accounting to loans in this program, there would not be a material difference in the allowance. Credit card loans modified under CCCA programs comprised approximately 1.7% of our total credit card loans at May 31, 2010 and November 30, 2009.

Other Income

The following table presents the components of other income (dollars in thousands):

	For the Three Months Ended May 31,		2010 vs. 2009 increase (decrease)			For the Six Months Ended May 31,		2010 vs. 2009 increase (decrease)
	2010	2009 (As Adjusted1)	$	%		2010	2009 (As Adjusted1)	$	%
Discount and interchange revenue(2)	$269,286	$240,648	$28,638	12%		$531,277	$477,862	$53,415	11%
Fee products	101,363	99,709	1,654	2%		205,458	200,302	5,156	3%
Loan fee income	69,733	99,257	(29,524)	(30%	)	175,018	229,141	(54,123)	(24%	)
Transaction processing revenue	36,468	32,604	3,864	12%		69,386	61,470	7,916	13%
Merchant fees	7,426	11,736	(4,310)	(37%	)	15,871	24,573	(8,702)	(35%	)
Gain (loss) on investments	—	(1,012)	1,012	100%		180	(1,817)	1,997	110%
Other income	28,568	30,318	(1,750)	(6%	)	61,530	68,587	(7,057)	(10%	)

Total other income	$512,844	$513,260	$(416)	0%		$1,058,720	$1,060,118	$(1,398)	0%

(1)	See “—Reconciliation of GAAP to As Adjusted Data.”
(2)	Net of rewards, including Cashback Bonus rewards, of $174 million and $160 million for the three months ended May 31, 2010 and 2009 respectively, and $341 million and $325 million for the six months ended May 31, 2010 and 2009, respectively.

Total other income was relatively flat for the three and six months ended May 31, 2010 compared to the three and six months ended May 31, 2009 as adjusted, as higher revenues from discount and interchange and transaction processing were offset by lower loan fees and merchant fees.

Discount and interchange revenue includes discount revenue and acquirer interchange net of interchange paid to third-party issuers and is further reduced by the cost of rewards programs offered to our customers. We had higher sales volume in the first and second quarters of 2010, which contributed to the increase in discount and interchange revenue from both the first and second quarters 2009 as adjusted. Transaction processing revenue also rose in the same periods in 2010 as compared to 2009, due to higher PULSE revenues, reflecting an increase in the number of transactions, including higher margin volume, and lower incentive payments in 2010.

Loan fee income consists primarily of fees on credit card loans and includes late, over-limit, cash advance, pay-by-phone and other miscellaneous fees. However, effective February 2010, we no longer charge over-limit or pay-by-phone fees on consumer credit card loans, which contributed to the decline in loan fee income for the first and second quarters of 2010 as compared to 2009 as adjusted. As we continue to seek to grow merchant acceptance, the number of merchants working with us through merchant acquirers has increased, which causes our direct fees from merchants to decline. Additionally, lower revenue from fewer referrals of declined applications to third-party issuers and lower gains on sales of merchant portfolios resulted in a decrease in other income for both the three and six months ended May 31, 2010, as compared to the three and six months ended May 31, 2009 as adjusted.

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2010 vs. 2009 increase (decrease)			For the Six Months Ended May 31,		2010 vs. 2009 increase (decrease)
	2010	2009	$	%		2010	2009	$	%
Employee compensation and benefits	$202,536	$208,151	$(5,615)	(3%	)	$398,300	$427,639	$(29,339)	(7%	)
Marketing and business development	97,970	102,922	(4,952)	(5%	)	182,643	214,355	(31,712)	(15%	)
Information processing and Communications	63,087	74,441	(11,354)	(15%	)	128,505	149,338	(20,833)	(14%	)
Professional fees	78,067	74,550	3,517	5%		153,880	144,673	9,207	6%
Premises and equipment	17,691	18,223	(532)	(3%	)	35,551	36,295	(744)	(2%	)
Other expense	54,197	82,341	(28,144)	(34%	)	89,473	147,451	(57,978)	(39%	)

Total other expense	$513,548	$560,628	$(47,080)	(8%	)	$988,352	$1,119,751	$(131,399)	(12%	)

In the second quarter 2010, we continued to benefit from the cost containment initiatives undertaken in 2009, and thus total other expense continued to decrease in the first half of 2010 as compared to 2009. These cost containment initiatives led to lower headcount, reduced marketing efforts aimed at potential new customers, and negotiations to reduce costs related to ongoing information processing and communications contracts. As a result of the reduction in headcount in 2009, we incurred severance costs and a $20 million restructuring charge, which caused second quarter 2009 expenses related to employee compensation and benefits and other expense, respectively, to be higher than the second quarter 2010. In the first half of 2010, and particularly in the second quarter 2010, we increased our advertising and global expansion initiatives, which have offset some of the benefits from the previously mentioned cost containment initiatives. In addition to these ongoing efforts, the six months ended May 31, 2010 also contained a nonrecurring benefit related to the reversal of $29 million that had been recorded in other expense in the fourth quarter 2009 related to the payment to Morgan Stanley under an amendment to the special dividend agreement (see Note 14: Litigation in condensed consolidated financial statements).

Income Tax Expense

For the three and six months ended May 31, 2010, we had income tax expense of $164 million and $97 million, respectively, compared to an income tax benefit for the three and six months ended May 31, 2009 as adjusted of $26 million and $143 million, respectively, as a result of shifting from an as adjusted pretax loss position in 2009 to pretax income in 2010. The income tax benefit for both periods of 2009 as adjusted was partially offset by the impact of recording a valuation allowance on a tax benefit arising from the sale of the Goldfish business in 2008 that we no longer believed was realizable, as well as non-deductible stock-based compensation expense recorded in March 2009. As a result, our effective tax rate for the three and six months ended May 31, 2009 as adjusted was 16.3% and 30.3%, respectively.

Liquidity and Capital Resources

We seek to maintain diversified funding sources and a strong liquidity profile in order to fund our business and service our maturing obligations. In addition, we seek to achieve an appropriate maturity profile, to utilize a cost-effective mix of both long-term and short-term funding sources and to ensure the composition of our funding sources provides appropriate diversification. Our primary funding sources include deposits, sourced directly or through brokers, term asset-backed securitizations, asset-backed conduit financing and long-term borrowings.

Funding Sources

Deposits. Since 2009, deposits have become our largest source of funding. We offer deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (“IRA”) certificates of deposit, to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with brokerage firms (“brokered deposits”).

In 2010, we continued to grow our direct-to-consumer deposits program, which became our single largest source of funding in the second quarter 2010 with $17.5 billion of such deposits at May 31, 2010. Since November 30, 2009, direct-to-consumer deposits have grown $5.0 billion, or 40%, which includes approximately $1 billion of deposit accounts acquired in March 2010. At May 31, 2010, we had $17.4 billion of brokered deposits, which decreased $2.1 billion, or 11%, since November 30, 2009. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 22 months at May 31, 2010.

The following table summarizes deposits by maturity as of May 31, 2010 (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000(1)	$22,472,006	$2,724,074	$1,969,386	$3,302,143	$14,476,403
Certificates of deposit in amounts of $100,000(1) or greater	5,168,921	825,271	800,187	1,165,883	2,377,580
Savings deposits, including money market deposit accounts	7,292,987	7,292,987	—	—	—

Total interest-bearing deposits	$34,933,914	$10,842,332	$2,769,573	$4,468,026	$16,853,983

(1)	Represents the basic insurance amount covered by the FDIC although, effective May 20, 2009, a higher amount of $250,000 of basic insurance per depositor is in effect through December 31, 2013. As of May 31, 2010, uninsured deposits represented approximately 2.7% of total interest-bearing deposits.

Securitization Financing. We use the securitization of credit card receivables as an additional source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”), through which we issue asset-backed securities both publicly and through privately placed asset-backed conduit facilities, which may be fully or partially undrawn at closing.

The DCMT structure utilizes Class A and Class B certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates, cash collateral account loans and the more subordinated Series 2009-CE. DCENT consists of four classes of securities (Class A, B, C and D), with credit enhancement provided by the subordinated classes of notes. Both DCMT and DCENT are further enhanced by Series 2009-SD through its provisions to reallocate principal cash flows, thereby enhancing the excess spread, discussed below, of both trusts.

The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, as well as the amount of certain principal collections available to be reallocated from Series 2009-SD exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread falls below 0% for a contractually specified period, generally a three-month rolling average, we would be required to repay the affected outstanding securitized borrowings over a period of a few months. An early amortization event would negatively impact our liquidity, and require us to rely on alternative funding sources, which may or may not be available at the time. As of May 31, 2010, no economic early amortization events have occurred.

Another feature of our securitization structure, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. The reserve account funding requirement has been triggered only once, in August 2009, and the amount was released from the trust to us in the following month. See Note 5: Credit Card Securitization Activities for additional information regarding the structures of DCMT and DCENT, and for tables providing information concerning investors’ interests and related excess spreads at May 31, 2010.

At May 31, 2010, we had $14.8 billion of outstanding public asset-backed securities, $0.3 billion of outstanding private asset-backed conduit financings and $4.3 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. The following table summarizes expected maturities of the investors’ interests in securitizations excluding those that have been issued to our wholly-owned subsidiaries at May 31, 2010 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings—owed to securitization investors	$15,069,129	$4,417,916	$7,575,663	$2,075,956	$999,594

The cash collateral account loans that provide credit enhancement to certain DCMT certificates were $511 million at May 31, 2010 and were recorded in restricted cash—for securitization investors in our condensed consolidated statement of financial condition. These cash collateral accounts were funded through a loan facility entered into between a consolidated special purpose subsidiary, DRFC Funding LLC, and third-party lenders. At May 31, 2010, $341 million of the DRFC Funding LLC facility was outstanding and was recorded in long-term borrowings in our condensed consolidated statement of financial condition. Repayment of this loan facility is secured by the cash collateral account loans, which were sold to DRFC Funding LLC and are not expected to be available to our creditors.

The following table summarizes estimated maturities of the cash collateral accounts at May 31, 2010 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of cash collateral accounts	$510,790	$236,842	$189,474	$84,474	$—

At May 31, 2010, we had capacity to issue up to $5.4 billion in triple-A rated asset-backed securities from DCENT without the issuance of additional Class B or Class C notes as subordination, which could include $3.5 billion in undrawn asset-backed conduit capacity. The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which creates a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer meets the conditions for sale accounting treatment under GAAP. There has been uncertainty in both the public and private securitization markets as to whether the safe harbor rule will continue to apply to securitized receivables that are treated as secured borrowings rather than as sales in accordance with GAAP as amended by Statements No. 166 and 167. Any changes that may be made to the safe harbor rule are uncertain at this time, but such changes may impact our ability and/or desire to issue either public or private asset-backed securities in the future. Our ability and/or desire to issue asset-backed securities may also be impacted by other changes to laws and regulations governing the issuance of asset-backed securities. See “—Legislative and Regulatory Developments—FDIC and SEC Rules Regarding Securitizations” and “—Financial Regulatory Reform” for further discussion.

Short-Term Borrowings. In the past, we have accessed short-term borrowings through overnight Federal Funds purchased, and other short-term borrowings with original maturities of less than one year. However, we had no outstanding short-term borrowings at May 31, 2010.

Long-Term Borrowings and Subordinated Notes. At May 31, 2010, we had $1.2 billion senior unsecured notes outstanding, including $400 million in principal amount of floating rate senior unsecured notes, which mature in June 2010, and two separate issuances of $400 million each of fixed rate senior unsecured notes, one maturing in June 2017 and the other maturing in July 2019. As of May 31, 2010, Discover Bank had a total of $1.2 billion in principal amount of subordinated notes outstanding, which included $500 million due in April 2020 that were issued in the second quarter 2010. The remaining $700 million notes outstanding are due in November 2019.

ECASLA. The Ensuring Continued Access to Student Loans Act of 2008 (as amended, “ECASLA”) provides originators of Federal Family Education Loan Program (“FFELP”) loans with a cost-effective source of funding and liquidity with respect to qualifying FFELP loans. On April 12, 2010, Discover Bank financed $0.5 billion of eligible FFELP loans through an agreement with Straight-A Funding, LLC, an asset-backed commercial paper conduit sponsored by the U.S. Department of Education under ECASLA, which matures August 2013.

On March 29, 2010, the U.S. Department of Education approved Discover Bank’s Adoption Agreement in connection with the Master Loan Sale Agreement for the 2009-10 Loan Purchase Program under ECASLA. This will permit Discover Bank to sell to the U.S. Department of Education eligible FFELP loans in multiple sale transactions occurring on or prior to October 15, 2010, which is the final date for loan sales to occur. At May 31, 2010, we had classified $1.4 billion par value of FFELP loans as held for sale on our condensed consolidated statement of financial condition, although in total, we expect to sell up to $1.5 billion of FFELP loans, which includes scheduled future disbursements. Since the loans to be sold were originated in the 2009-10 academic year, these loans are not yet due and, thus, charge-off and delinquency statistics are not applicable. For the second quarter 2010, we earned an interest yield of approximately 1.4% on our federal student loan portfolio, which is based on rates published by the U.S. Department of Education.

Additional Funding Sources

Asset-Backed Conduit Funding Facilities. We have access to committed undrawn capacity through privately placed asset-backed conduits to support the funding of our credit card loan receivables. At May 31, 2010, we had used $0.3 billion of capacity under these conduits and had increased our undrawn capacity to $3.5 billion as a result of additional commitments obtained in the second quarter 2010. Our undrawn capacity at May 31, 2010 includes $1.5 billion, which is scheduled to expire in the third quarter 2010, although we may seek to renew or replace this contingent funding at that time. As with the publicly issued term asset-backed securities transactions, these privately issued conduit transactions are subject to the FDIC rule, which preserves safe-harbor treatment for issuances on or prior to September 30, 2010. See “—Securitization Financing.” It is unclear at this time whether undrawn conduit facilities entered into on or before September 30, 2010 will be “grandfathered” under the FDIC rule. If they are not grandfathered, we will lose our access to these undrawn facilities unless they qualify for the new safe harbor rule or are drawn on or before September 30, 2010.

Unsecured Committed Credit Facility. Our unsecured committed credit facility of $2.4 billion is available through May 2012. This facility serves to diversify our funding sources and enhance our liquidity. This facility is provided by a group of major global banks, and is available to both Discover Financial Services and Discover Bank (Discover Financial Services may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). The facility is available to support general liquidity needs and may be drawn to meet short-term funding needs from time to time. We have no outstanding balances due under the facility.

Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of May 31, 2010, Discover Bank had $6.2 billion of available capacity through the discount window. We have no borrowings outstanding under the discount window.

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

	Discover Financial Services	Discover Bank	Outlook for Senior Unsecured Debt	Discover Bank	Discover Card Master Trust I(1)		Discover Card Execution Note Trust(1)
	Senior Unsecured Debt	Senior Unsecured Debt		Subordinated Debt	Class A	Class B	Class A	Class B	Class C

Moody’s Investors Service	Ba1	Baa3	Negative	Ba1	Aaa	A1	Aaa	A1	Baa1

Standard & Poor’s	BBB-	BBB	Stable	BBB-	AAA	AA+	AAA	AA+	A+

Fitch Ratings	BBB	BBB	Stable	BBB-	AAA	AA	AAA	AA-	A-

Several rating agencies have announced that they will be evaluating the effects of the Reform Act, when enacted, in order to determine the extent (if any) to which financial institutions, including us, may be negatively impacted. While it is unlikely that any ratings action will take place until the Reform Act is enacted and the rating agencies complete their assessments, there is no assurance that our credit ratings could not be downgraded in the future as a result of any such reviews. See “—Legislative and Regulatory Developments—Financial Regulatory Reform” for information regarding the Reform Act.

Liquidity

We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations. In the assessment of our liquidity needs, we also evaluate a range of stress events that would impact our access to normal funding sources, cash needs and/or liquidity. We maintain contingent funding sources, including our liquidity investment portfolio, asset-backed conduit capacity, committed credit facility capacity and Federal Reserve discount window capacity, which we could seek to utilize to satisfy liquidity needs during such stress events. We expect to be able to satisfy all maturing obligations and fund business operations during the next 12 months by utilizing our deposit channels and our contingent funding sources.

Our liquidity investment portfolio is comprised of cash and cash equivalents and high quality, liquid, unencumbered investments. Cash and cash equivalents are invested primarily in deposits with the Federal

Reserve, certificates of deposit with highly-rated banks which had maturities of 90 days or less when purchased, and AAA rated government money market mutual funds. Investments include certificates of deposit with maturities greater than 90 days and credit card asset-backed securities of other issuers. The level of our liquidity investment portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.

At May 31, 2010, our liquidity investment portfolio was $10.9 billion, which was $3.6 billion lower than the balance at November 30, 2009 due to funding of maturities of primarily asset-backed securities in the first half 2010. Although cash declined in the first half 2010, we enhanced our contingent liquidity by $3.4 billion during the same period.

	May 31, 2010	November 30, 2009
	(dollars in billions)
Liquidity investment portfolio
Cash and cash equivalents(1)	$9.6	$12.7
Other investments	1.3	1.8

Total liquidity investment portfolio	10.9	14.5
Undrawn credit facilities
Asset-backed conduit funding facilities	3.5	1.5
Committed unsecured credit facility	2.4	2.4
Federal Reserve discount window	6.2	4.8

Total undrawn credit facilities	12.1	8.7

Total liquidity investment portfolio and undrawn credit facilities	$23.0	$23.2

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes

Capital

We seek to manage capital to levels and composition sufficient to support the risks of the business, meet regulatory requirements and rating agency guidelines, and support future business growth. Our primary sources of capital are from the earnings generated by the business and capital markets activity.

Under regulatory capital requirements adopted by the FDIC, the Federal Reserve and other bank regulatory agencies, we, along with Discover Bank, must maintain minimum levels of capital. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial position and results. We must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At May 31, 2010, no portion of our deferred tax asset was disallowed for regulatory capital purposes.

At May 31, 2010, Discover Financial Services and Discover Bank met the requirements for well-capitalized status, exceeding the regulatory minimums to which they were subject. See Note 12: Capital Adequacy to our condensed consolidated financial statements for quantitative disclosures of our capital ratios and levels. Recent regulatory initiatives may subject us to increased capital requirements in the future. See “—Legislative and Regulatory Developments—Regulatory Initiatives Related to Capital and Liquidity.”

Equity Capital. At May 31, 2010, equity was $6.0 billion as compared to $8.4 billion at November 30, 2009. The decline in equity is the result of adopting Statements No. 166 and 167 in the first quarter 2010, which reduced equity by $1.3 billion, and redeeming all outstanding shares of the preferred stock that had previously been issued to the U.S. Treasury under the Capital Purchase Program in the second quarter 2010, which reduced equity by $1.2 billion. On July 7, 2010, we repurchased the warrant to purchase 20,500,413 shares of our common stock that we issued to the U.S. Treasury in connection with the issuance of our preferred stock. We repurchased the warrant from the U.S. Treasury for $172 million.

Dividends. Our board of directors declared a common stock cash dividend of $.02 per share in June 2010, payable on July 22, 2010, to holders of record on July 7, 2010. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future. In addition, as a result of applicable banking law, regulations and guidance and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may be further limited.

Also in second quarter of 2010, we recorded $8.5 million of dividends on our preferred stock issued under the Capital Purchase Program, which represents a rate of 5% per year.

Stock Repurchase Program. On December 3, 2007, we announced that our board of directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At May 31, 2010, we had not repurchased any stock under this program.

Guarantees

Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, or equity security of a guaranteed party, rate or index. Also included in guarantees are contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. Our guarantees relate to transactions processed on the Discover Network and certain transactions processed by PULSE and Diners Club. See Note 13: Commitments, Contingencies and Guarantees to our condensed consolidated financial statements for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at May 31, 2010, which include deposits, securitized debt, long-term borrowings, operating and capital lease obligations and purchase obligations were $55 billion. Contractual obligations grew $19 billion from November 30, 2009, largely as a result of the consolidation of the liabilities of the variable interest entities used in our securitization activities and also due to the growth in our deposit funding. For more information, see “—Change in Accounting Principle Related to Off-Balance Sheet Securitizations.” For a description of our contractual obligations as of November 30, 2009, see our annual report on Form 10-K for the year ended November 30, 2009 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”

At May 31, 2010, we had extended credit for consumer and commercial loans of approximately $168 billion, primarily arising from agreements with customers for unused lines of credit on credit cards, subject to the customer’s compliance with the related cardmember agreement. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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

Our interest rate risk management policies are designed to measure and manage the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects the mix of variable and fixed rate assets. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, we may utilize interest rate derivative contracts, such as swap agreements, to achieve our objectives. Interest rate swap agreements effectively convert the underlying asset or financing from fixed to floating rate or from floating to fixed rate.

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

Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity investment portfolio. Although we have moved the majority of our credit card loans to variable rates, some of our loans are still at fixed rates. Due to new credit card legislation, we have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that vary with changes in a market-based index, such as Federal Funds or LIBOR, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at the fiscal period end but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, also are considered to be rate sensitive. For these fixed rate liabilities, earnings sensitivity is measured from the expected repricing date. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at May 31, 2010, we estimate that net interest income over the following 12-month period would increase by approximately $89 million. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2009, we estimated that net interest income over the following 12-month period would increase by approximately $84 million. At May 31, 2010, there had been no material changes in our interest rate risk as compared to November 30, 2009 based on this sensitivity analysis. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels and, therefore, could not materially decrease further.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, from time to time, we have been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with our activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We have historically relied on the arbitration clause in our cardmember agreements, which has in some instances limited the costs of, and our exposure to, litigation, but there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause us to discontinue their use, and there are bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses. Further, we are involved in pending legal actions challenging our arbitration clause. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business, including, among other matters, accounting, tax and operational matters, some of which may result in adverse judgments, settlements, fines, penalties, injunctions, or other relief. For example, we have received a notice from the IRS related to its audit of our 1999-2005 tax years as further discussed in Note 10: Income Taxes to the condensed consolidated financial statements. Litigation and regulatory actions could also adversely affect our reputation.

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

You should carefully consider the risks described below, which supplement the risks disclosed in our annual report on Form 10-K for the year ended November 30, 2009, as well as the factors described at the beginning of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should also consider all of the other risks disclosed in our annual report on Form 10-K in evaluating us. Our business, financial condition, cash flows and/or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks.

Proposed legislative and regulatory reforms may have a significant impact on our business, results of operations and financial condition.

The U.S. Congress is considering extensive changes to the laws regulating financial services firms. On June 30, 2010, the House approved the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Reform Act”). The Senate is expected to vote on the Reform Act in mid-July and the President is expected to sign it into law shortly after final approval by the Senate. The Reform Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring us to change our business practices, requiring us to establish more stringent capital, liquidity and leverage ratio requirements, limiting our ability to pursue business opportunities, imposing additional costs on us, limiting fees we can charge for services, impacting the value of our assets, or otherwise adversely affecting our businesses. A description of the Reform Act and other legislative and regulatory developments is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments.”

If enacted, the Reform Act will likely result in increased scrutiny and oversight of consumer financial services and products, primarily through the establishment of a new independent “Consumer Financial Protection Bureau” within the Federal Reserve. The Bureau would have broad rulemaking and enforcement authority over providers of credit, savings and payment services and products. The Bureau would have rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination and enforcement authority over institutions subject to its jurisdiction, which would include us. State officials would be authorized to enforce consumer protection rules issued by the Bureau.

In addition, the Reform Act authorizes the Federal Reserve to regulate interchange fees paid to banks on debit card transactions to ensure that they are “reasonable and proportional” to the cost of processing individual transactions, and prohibits debit card networks and issuers from requiring transactions to be processed on a single payment network. The Reform Act also prohibits credit/debit network rules that restrict merchants’ ability to offer discounts to customers in order to encourage them to use a particular form of payment, as long as such discounts do not discriminate against issuers or networks. The impact of these provisions on the debit card market and the PULSE network is uncertain at this time and will depend upon Federal Reserve implementing regulations, the actions of our competitors and the behavior of other marketplace participants.

Many provisions of the Reform Act require the adoption of rules to implement. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. The effect of the

Reform Act and its implementing regulations on our business and operations could be significant. In addition, we may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. The Reform Act, any related legislation and any implementing regulations could have a material adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the three months ended May 31, 2010:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 – 31, 2009
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	1,146	$13.82	N/A	N/A
April 1 – 31, 2010
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	2,055	$15.41	N/A	N/A
May 1 – 28, 2010
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	645	$14.37	N/A	N/A

Total
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	3,846	$14.76	N/A	N/A

(1)	On December 3, 2007, we announced that our board of directors authorized the repurchase of up to $1 billion of our outstanding stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At May 31, 2010, we had not repurchased any stock under this program.
(2)	Reflects shares withheld (under the terms of grants under employee stock incentive compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/S/ ROY A. GUTHRIE
Roy A. Guthrie Executive Vice President and Chief Financial Officer

Date: July 7, 2010

Exhibit Index

Exhibit Number	Description

4.1	Fiscal and Paying Agency Agreement, dated April 15, 2010, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on April 16, 2010 and incorporated herein by reference thereto).

10.1	Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.2	Amendment to Specified Series Supplements, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (filed as Exhibit 4.2 to Discover Bank’s Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.3	First Amendment to Trust Agreement, between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of June 4, 2010 (filed as Exhibit 4.3 to Discover Bank’s Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.4	First Amendment to Indenture, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.5	Amended and Restated Indenture Supplement for the DiscoverSeries Notes, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (filed as Exhibit 4.5 to Discover Bank’s Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.