Form 10-Q
period 2010-08-31
Discover Financial Services
filed 2010-10-06
CIK 1393612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

As of September 30, 2010, there were 544,589,409 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES

Quarterly Report on Form 10-Q

for the quarterly period ended August 31, 2010

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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Financial Condition

	August 31, 2010	November 30, 2009
	(unaudited) (dollars in thousands, except per share amounts)
Assets
Cash and cash equivalents	$7,916,091	$13,020,719
Restricted cash—special dividend escrow	—	643,311
Restricted cash—for securitization investors	691,698	—
Other short-term investments	375,000	1,350,000
Investment securities:
Available-for-sale (amortized cost of $1,134,898 and $2,743,729 at August 31, 2010 and November 30, 2009, respectively)	1,151,689	2,645,481
Held-to-maturity (fair value of $73,029 and $1,953,990 at August 31, 2010 and November 30, 2009, respectively)	74,058	2,389,816

Total investments securities	1,225,747	5,035,297
Loan receivables:
Student loans held for sale	1,437,592	—
Loan portfolio:
Credit card—restricted for securitization investors	34,789,458	—
Other credit card	10,458,708	20,230,302

Total credit card loan receivables	45,248,166	20,230,302
Other	3,444,906	3,394,782

Total loan portfolio	48,693,072	23,625,084

Total loan receivables	50,130,664	23,625,084
Allowance for loan losses	(3,743,721)	(1,757,899)

Net loan receivables	46,386,943	21,867,185
Amounts due from asset securitization	—	1,692,051
Premises and equipment, net	456,943	499,303
Goodwill	255,421	255,421
Intangible assets, net	190,639	195,636
Other assets	2,559,071	1,462,064

Total assets	$60,057,553	$46,020,987

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$34,148,932	$32,028,506
Non-interest bearing deposit accounts	97,872	64,506

Total deposits	34,246,804	32,093,012
Long-term borrowings:
Long-term borrowings—owed to securitization investors	14,869,265	—
Other long-term borrowings	2,839,488	2,428,101

Total long-term borrowings	17,708,753	2,428,101
Special dividend—Morgan Stanley	—	808,757
Accrued expenses and other liabilities	1,990,699	2,255,570

Total liabilities	53,946,256	37,585,440
Commitments, contingencies and guarantees (Note 13)
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 200,000,000 shares authorized, 0 and 1,224,558 shares issued and outstanding at August 31, 2010 and November 30, 2009, respectively	—	1,158,066
Common stock, par value $.01 per share; 2,000,000,000 shares authorized; 546,991,067 and 544,799,041 shares issued at August 31, 2010 and November 30, 2009, respectively	5,470	5,448
Additional paid-in capital	3,428,089	3,573,231
Retained earnings	2,787,822	3,873,262
Accumulated other comprehensive loss	(82,297)	(154,818)
Treasury stock, at cost; 2,440,632 and 1,876,795 shares at August 31, 2010 and November 30, 2009, respectively	(27,787)	(19,642)

Total stockholders’ equity	6,111,297	8,435,547

Total liabilities and stockholders’ equity	$60,057,553	$46,020,987

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Income

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2010	2009	2010	2009
	(unaudited)
	(dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$1,455,907	$761,477	$4,423,654	$2,276,152
Other loans	67,588	43,397	183,150	119,271
Investment securities	5,574	18,062	15,966	51,606
Other interest income	6,870	10,281	24,101	59,965

Total interest income	1,535,939	833,217	4,646,871	2,506,994
Interest expense:
Deposits	279,137	289,518	882,921	894,767
Short-term borrowings	—	10	—	2,538
Long-term borrowings	110,000	14,873	324,561	39,821

Total interest expense	389,137	304,401	1,207,482	937,126

Net interest income	1,146,802	528,816	3,439,389	1,569,868
Provision for loan losses	712,565	380,999	2,824,035	1,962,673

Net interest income after provision for loan losses	434,237	147,817	615,354	(392,805)

Other income:
Securitization income	—	567,288	—	1,310,435
Discount and interchange revenue	273,932	51,641	805,209	208,802
Fee products	104,132	78,875	309,590	228,899
Loan fee income	92,465	75,528	267,483	195,843
Transaction processing revenue	40,184	31,839	109,570	93,309
Merchant fees	7,220	10,716	23,091	35,289
Gain (loss) on investment securities	18,951	(7,422)	19,131	(9,239)
Antitrust litigation settlement	—	472,167	—	1,419,783
Other income	27,260	35,328	88,790	103,915

Total other income	564,144	1,315,960	1,622,864	3,587,036
Other expense:
Employee compensation and benefits	204,210	208,528	602,510	636,167
Marketing and business development	130,532	77,814	313,175	292,169
Information processing and communications	62,357	67,679	190,862	217,017
Professional fees	85,289	83,746	239,169	228,419
Premises and equipment	17,722	18,437	53,273	54,732
Other expense	66,128	67,634	155,601	215,085

Total other expense	566,238	523,838	1,554,590	1,643,589

Income before income tax expense	432,143	939,939	683,628	1,550,642
Income tax expense	171,526	362,485	268,482	626,994

Net income	$260,617	$577,454	$415,146	$923,648

Net income allocated to common stockholders	$258,194	$552,928	$321,613	$876,506

Basic earnings per share	$0.47	$1.08	$0.59	$1.78
Diluted earnings per share	$0.47	$1.07	$0.58	$1.78
Dividends paid per share of common stock	$0.02	$0.02	$0.06	$0.10

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(unaudited)
	(dollars and shares in thousands)
Balance at November 30, 2008	—	$—	480,517	$4,805	$2,938,657	$3,046,956	$(66,338)	$(8,257)	$5,915,823
Adoption of the measurement date provision of ASC 715 (FASB Statement No. 158), net of tax	—	—	—	—	—	(1,110)	—	—	(1,110)
Comprehensive income:
Net income	—	—	—	—	—	923,648	—	—	923,648
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	41,605	—
Adjustment related to pension and postretirement benefits, net of tax	—	—	—	—	—	—	(239)	—

Other comprehensive income	—	—	—	—	—	—	41,366	—	41,366

Total comprehensive income	—	—	—	—	—	—	—	—	965,014
Purchase of treasury stock	—	—	—	—	—	—	—	(10,348)	(10,348)
Common stock issued under employee benefit plans	—	—	99	1	913	—	—	—	914
Common stock issued and stock-based compensation expense	—	—	3,885	40	33,803	120	—	—	33,963
Income tax deficiency on stock-based compensation plans	—	—	—	—	(18,494)	—	—	—	(18,494)
Issuance of common stock	—	—	60,054	600	533,240	—	—	—	533,840
Dividends paid—common stock	—	—	—	—	—	(48,885)	—	—	(48,885)
Issuance of preferred stock	1,225	1,148,691	—	—	75,867	—	—	—	1,224,558
Accretion of preferred stock discount	—	6,048	—	—	—	(6,048)	—	—	—
Dividends—preferred stock	—		—	—	—	(28,573)	—	—	(28,573)
Special dividend—Morgan Stanley	—	—	—	—	—	(180,500)	—	—	(180,500)

Balance at August 31, 2009	1,225	$1,151,739	544,555	$5,446	$3,563,986	$3,705,608	$(24,972)	$(18,605)	$8,386,202

Balance at November 30, 2009	1,225	$1,158,066	544,799	$5,448	$3,573,231	$3,873,262	$(154,818)	$(19,642)	$8,435,547
Adoption of ASC 810 (FASB Statement No. 167), net of tax	—	—	—	—	—	(1,411,117)	78,561	—	(1,332,556)
Comprehensive income:
Net income	—	—	—	—	—	415,146	—	—	415,146
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	(6,276)	—
Adjustments related to cash flow hedges, net of tax	—	—	—	—	—	—	158	—
Adjustments related to pension and postretirement benefits, net of tax	—	—	—	—	—	—	78	—

Other comprehensive loss	—	—	—	—	—	—	(6,040)	—	(6,040)

Total comprehensive income	—	—	—	—	—	—	—	—	409,106
Purchase of treasury stock	—	—	—	—	—	—	—	(8,145)	(8,145)
Common stock issued under employee benefit plans	—	—	67	1	867	—	—	—	868
Common stock issued and stock based compensation expense	—	—	2,125	21	29,402	—	—	—	29,423
Income tax deficiency on stock-based compensation plans	—	—	—	—	(3,411)	—	—	—	(3,411)
Dividends paid—common stock	—	—	—	—	—	(32,923)	—	—	(32,923)
Accretion of preferred stock discount	—	66,492	—	—	—	(66,492)	—	—	—
Dividends—preferred stock	—		—	—	—	(23,811)	—	—	(23,811)
Redemption of preferred stock	(1,225)	(1,224,558)	—	—	—	—	—	—	(1,224,558)
Repurchase of stock warrant	—	—	—	—	(172,000)	—	—	—	(172,000)
Special dividend—Morgan Stanley	—	—	—	—	—	33,757	—	—	33,757

Balance at August 31, 2010	—	$—	546,991	$5,470	$3,428,089	$2,787,822	$(82,297)	$(27,787)	$6,111,297

See Notes to Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended August 31,
	2010	2009
	(unaudited) (dollars in thousands)
Cash flows from operating activities
Net income	$415,146	$923,648
Adjustments to reconcile net income to net cash provided by operating activities:
Net principal disbursed on loans originated for sale	(147,058)	—
Proceeds from sale of loans originated for sale	28,501	—
(Gain) loss on sale of student loans	(439)	—
(Gain) loss on investment securities	(19,131)	9,239
Loss on disposal of equipment	1,930	377
Stock-based compensation expense	29,554	34,877
Income tax deficiency on stock-based compensation expense	(3,411)	(18,494)
Deferred income taxes	63,131	(124,460)
Depreciation and amortization on premises and equipment	68,130	73,391
Other depreciation and amortization	57,947	94,199
Amortization of deferred revenues	(137,492)	(109,761)
Provision for loan losses	2,824,035	1,962,673
Changes in assets and liabilities:
(Increase) decrease in amounts due from asset securitization	—	296,817
(Increase) decrease in other assets	(230,385)	(90,970)
Increase (decrease) in accrued expenses and other liabilities	(243,696)	(455,387)

Net cash provided by operating activities	2,706,762	2,596,149
Cash flows from investing activities
Maturities of other short-term investments	1,350,000	—
Purchases of other short-term investments	(375,000)	—
Maturities of available-for-sale investment securities	540,526	150,520
Purchases of available-for-sale investment securities	(1,239,631)	(478,888)
Maturities of held-to-maturity investment securities	19,779	59,056
Purchases of held-to-maturity investment securities	(549)	(1,269)
Net principal disbursed on loans held for investment	(2,035,023)	(5,652,206)
Proceeds from securitization	—	2,246,100
Decrease (increase) in restricted cash—special dividend escrow	643,311	(502,292)
Decrease in restricted cash—for securitization investors	547,064	—
Proceeds from sale of equipment	146	1,247
Purchases of premises and equipment	(29,538)	(41,653)

Net cash used for investing activities	(578,915)	(4,219,385)
Cash flows from financing activities
Proceeds from issuance of preferred stock	—	1,148,691
Redemption of preferred stock	(1,224,558)	—
Proceeds from issuance of warrant	—	75,867
Repurchase of warrant	(172,000)	—
Proceeds from issuance of securitized debt	1,000,000	—
Maturities of securitized debt	(8,560,528)	—
Proceeds from issuance of other long-term borrowings	1,003,427	400,000
Net (decrease) in short-term borrowings	—	(500,000)
Maturities of other long-term borrowings	(590,676)	(339,298)
Proceeds from issuance of common stock	—	533,840
Purchase of treasury stock	(8,145)	(10,348)
Net increase in deposits	1,177,096	1,046,320
Proceeds from acquisition of deposits	976,627	—
Dividend paid to Morgan Stanley	(775,000)	—
Dividends paid on common and preferred stock	(59,455)	(74,737)
Excess tax benefits related to stock-based compensation	737	—

Net cash (used for) provided by financing activities	(7,232,475)	2,280,335

Net (decrease) increase in cash and cash equivalents	(5,104,628)	657,099
Cash and cash equivalents, at beginning of period	13,020,719	10,171,143

Cash and cash equivalents, at end of period	$7,916,091	$10,828,242

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$1,125,181	$929,542

Income taxes, net of income tax refunds	$112,027	$531,826

Non-cash transactions:
Special dividend—Morgan Stanley	$33,757	$(180,500)
Acquisition of certificated beneficial interests in DCENT and DCMT, net of maturities	$—	$1,647,783

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.	Background and Basis of Presentation

Description of Business. Discover Financial Services (“DFS” or the “Company”) is a leading credit card issuer in the United States and an electronic payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act. The Company is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Through its Discover Bank subsidiary, a Delaware state-chartered bank, the Company offers its customers credit cards, other consumer loans and deposit products. Through its DFS Services LLC subsidiary and its subsidiaries, the Company operates the Discover Network, the PULSE Network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network provides credit card transaction processing for Discover card-branded and third-party issued credit cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network that grants rights to licensees, which are generally financial institutions, to issue Diners Club branded credit cards and/or to provide card acceptance services. The Diners Club business also offers transaction processing and marketing services to licensees globally.

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

Recently Issued Accounting Pronouncements

The application of the following guidance will only affect disclosures and therefore will not impact the Company’s financial condition, results of operations or cash flows.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires a greater level of disaggregation in disclosures relating to the credit quality of the Company’s financing receivables and allowance for loan losses. Furthermore, ASU 2010-20 also requires enhanced disclosures around nonaccrual and past due financing receivables, impaired loans and loan modifications. The standard is effective for the first interim or annual reporting periods ending on or after December 15, 2010, and will apply beginning with the Company’s Form 10-Q for the quarter ending February 28, 2011.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements, including the new disclosures which were applicable to the Company beginning in the second quarter 2010, are presented in Note 15: Fair Value Disclosures. The disclosures concerning gross presentation of Level 3 activity are effective for fiscal years beginning after December 15, 2010.

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

The Company’s statements of income for the three months and nine months ended August 31, 2010 no longer reflect securitization income, but instead report interest income, net charge-offs and certain other income associated with all securitized loan receivables, and interest expense associated with debt issued from the trusts to third-party investors, in the same line items in the Company’s statement of income as non-securitized credit card loan receivables and corporate debt. Additionally, the Company no longer records initial gains on new securitization activity since securitized credit card loans no longer receive sale accounting treatment. Also, there are no gains or losses recorded on the revaluation of the interest-only strip receivable as that asset is not recognizable in a transaction accounted for as a secured borrowing. Because the Company’s securitization transactions are accounted for under the new accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions are presented as cash flows from financing activities rather than as cash flows from operating or investing activities.

The Company’s statement of income for the three and nine months ended August 31, 2009 and its statement of financial condition as of November 30, 2009 have not been retrospectively adjusted to reflect Statements No. 166 and 167. Therefore, current period results and balances will not be comparable to prior period amounts, particularly with regard to the following (and their related subtotals):

•	Investment securities;

•	Loan receivables (and the related delinquencies, charge-offs, and allowance and provision for loan losses);

•	Certain securitization assets recorded under prior GAAP;

•	Long-term borrowings;

•	Interest income;

•	Interest expense;

•	Other income; and

•	Earnings per share.

3.	Investment Securities

The Company’s investment securities consist of the following (dollars in thousands):

	August 31, 2010	November 30, 2009
U.S. Treasury securities	$1,552	$—
U.S. government agency securities	1,004	—
States and political subdivisions of states	51,759	68,553
Other securities:
Certificated retained interests in DCENT and DCMT(1)	—	4,501,108
Credit card asset-backed securities of other issuers	1,149,666	381,705
Asset-backed commercial paper notes	—	58,792
Residential mortgage-backed securities	10,630	12,929
Other debt and equity securities	11,136	12,210

Total other securities	1,171,432	4,966,744

Total investment securities	$1,225,747	$5,035,297

(1)	Upon adoption of Statements No. 166 and 167 on December 1, 2009, the amount outstanding at November 30, 2009 was reclassified to loan receivables. See Note 2: Change in Accounting Principle for more information.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At August 31, 2010
Available-for-Sale Investment Securities(1)
Credit card asset-backed securities of other issuers	$1,132,877	$16,807	$(18)	$1,149,666
Equity securities	15	2	—	17
U.S. government agency securities	1,004	—	—	1,004
U.S. Treasury securities	1,002	—	—	1,002

Total available-for-sale investment securities	$1,134,898	$16,809	$(18)	$1,151,689

Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$—	$—	$550
States and political subdivisions of states	51,759	441	(2,375)	49,825
Residential mortgage-backed securities	10,630	905	—	11,535
Other debt securities(4)	11,119	—	—	11,119

Total held-to-maturity investment securities	$74,058	$1,346	$(2,375)	$73,029

At November 30, 2009
Available-for-Sale Investment Securities(1)
Certificated retained interests in DCENT	$2,330,000	$978	$(126,009)	$2,204,969
Credit card asset-backed securities of other issuers	362,377	19,362	(34)	381,705
Asset-backed commercial paper notes	51,337	7,455	—	58,792
Equity securities	15	—	—	15

Total available-for-sale investment securities	$2,743,729	$27,795	$(126,043)	$2,645,481

Held-to-Maturity Investment Securities(2)
Certificated retained interests in DCENT and DCMT	$2,296,139	$—	$(430,655)	$1,865,484
States and political subdivisions of states	68,553	19	(6,162)	62,410
Residential mortgage-backed securities	12,929	972	—	13,901
Other debt securities(4)	12,195	—	—	12,195

Total held-to-maturity investment securities	$2,389,816	$991	$(436,817)	$1,953,990

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.
(3)	Amount represents U.S. Treasury securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.
(4)	Included in other debt securities at August 31, 2010 and November 30, 2009 are commercial advances of $8.3 million and $9.4 million, respectively, related to the Company’s Community Reinvestment Act strategies.

At August 31, 2010, the Company had 13 investments in credit card asset-backed securities of other issuers and 3 investments in state and political subdivisions of states in an unrealized loss position. The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position as of August 31, 2010 and November 30, 2009 (dollars in thousands):

	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At August 31, 2010
Available-for-Sale Investment Securities
Credit card asset-backed securities of other issuers	$117,404	$(18)	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	$—	$—	$28,760	$(2,375)
At November 30, 2009
Available-for-Sale Investment Securities
Certificated retained interests in DCENT	$1,149,143	$(115,857)	$889,848	$(10,152)
Credit card asset-backed securities of other issuers	$127,509	$(34)	$—	$—
Held-to-Maturity Investment Securities
Certificated retained interests in DCENT and DCMT	$1,865,484	$(430,655)	$—	$—
State and political subdivisions of states	$—	$—	$51,778	$(6,162)

During the nine months ended August 31, 2010 and 2009, the Company received $560.3 million and $209.6 million of proceeds related to maturities, redemptions or liquidation of investment securities, respectively. During the same periods, the Company had no sales of investment securities.

The Company records gains and losses on investment securities in other income when investments are sold or liquidated, when the Company believes an investment is other than temporarily impaired prior to the disposal of the investment, or in certain other circumstances. During the three and nine months ended August 31, 2010, the Company recorded losses of $0.6 million and $0.4 million, respectively, on other debt securities and a $19.6 million pretax gain related to the liquidation of collateral supporting the asset-backed commercial paper notes of Golden Key U.S. LLC, which had invested in mortgage-backed securities. The investment was originally purchased in 2007 for $120.1 million, subsequently written down to $51.3 million and, in August 2010, liquidated for $70.9 million. During the three and nine months ended August 31, 2009, the Company realized $7.4 million and $9.2 million of other than temporary impairment (“OTTI”), which was recorded entirely in earnings, the majority of which was related to Golden Key. As of August 31, 2010 and November 30, 2009, no OTTI had been recorded in other comprehensive income.

The Company records unrealized gains and losses on its available-for-sale investment securities in other comprehensive income. For the nine months ended August 31, 2010 and 2009, the Company recorded net unrealized losses of $2.5 million ($1.6 million after tax) and $66.1 million ($41.6 million after tax), respectively, in other comprehensive income. For the nine months ended August 31, 2010, the Company reversed an unrealized gain of $7.5 million ($4.7 million after tax) from other comprehensive income upon liquidation of the collateral supporting the Golden Key investment. Additionally, the Company eliminated a net unrealized loss of $125.0 million ($78.6 million after tax) upon consolidation of its securitization trusts in connection with the adoption of Statements No. 166 and 167 on December 1, 2009.

At August 31, 2010, the Company had $2.4 million of gross unrealized losses on its held-to-maturity investment securities in states and political subdivisions of states, compared to $6.2 million of gross unrealized losses at November 30, 2009. The Company believes the unrealized loss on these investments is the result of changes in interest rates subsequent to the Company’s acquisitions of these securities and that the reduction in value is temporary. The Company does not intend to sell these investments nor does it expect to be required to sell these investments before recovery of their amortized cost bases, but rather expects to collect all amounts due according to the contractual terms of these securities.

Maturities of available-for-sale debt securities and held-to-maturity debt securities at August 31, 2010 are provided in the table below (dollars in thousands):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale—Amortized Cost(1)
Credit card asset-backed securities of other issuers	$833,951	$298,926	$—	$—	$1,132,877
U.S. government agency securities	1,004	—	—	—	1,004
U.S. Treasury securities	1,002	—	—	—	1,002

Total available-for-sale investment securities	$835,957	$298,926	$—	$—	$1,134,883

Held-to-maturity—Amortized Cost(2)
U.S. Treasury securities	$550	$—	$—	$—	$550
State and political subdivisions of states	—	2,905	5,630	43,224	51,759
Residential mortgage-backed securities	—	—	—	10,630	10,630
Other debt securities	964	4,211	2,140	3,804	11,119

Total held-to-maturity investment securities	$1,514	$7,116	$7,770	$57,658	$74,058

Available-for-sale—Fair Values(1)
Credit card asset-backed securities of other issuers	$837,293	$312,373	$—	$—	$1,149,666
U.S. government agency securities	1,004	—	—	—	1,004
U.S. Treasury securities	1,002	—	—	—	1,002

Total available-for-sale investment securities	$839,299	$312,373	$—	$—	$1,151,672

Held-to-maturity—Fair Values(2)
U.S. Treasury securities	$550	$—	$—	$—	$550
State and political subdivisions of states	—	3,005	5,835	40,985	49,825
Residential mortgage-backed securities	—	—	—	11,535	11,535
Other debt securities	964	4,211	2,140	3,804	11,119

Total held-to-maturity investment securities	$1,514	$7,216	$7,975	$56,324	$73,029

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.

4.	Loan Receivables

Loan receivables consist of the following (dollars in thousands):

	August 31, 2010	November 30, 2009
Student loans held for sale	$1,437,592	$—
Loan portfolio:
Credit card loans:
Discover card(1) (2)	44,930,267	19,826,153
Discover business card	317,899	404,149

Total credit card loans	45,248,166	20,230,302
Other consumer loans:
Personal loans	1,706,873	1,394,379
Federal student loans(3)(4)	809,055	1,352,587
Private student loans(4)	880,854	579,679
Other	48,124	68,137

Total other consumer loans	3,444,906	3,394,782

Total loan portfolio	48,693,072	23,625,084

Total loan receivables	50,130,664	23,625,084
Allowance for loan losses(2)	(3,743,721)	(1,757,899)

Net loan receivables	$46,386,943	$21,867,185

(1)	Amounts include $19.4 billion underlying investors’ interests in trust debt at August 31, 2010, and $15.4 billion and $9.9 billion in seller’s interest at August 31, 2010 and November 30, 2009, respectively. See Note 5: Credit Card Securitization Activities for more information.
(2)	Upon adoption of Statements No. 166 and 167 on December 1, 2009, the Company consolidated $22.3 billion of securitized loan receivables, reclassified $4.6 billion from investment securities to loan receivables and recorded a $2.1 billion allowance for loan losses. See Note 2: Change in Accounting Principle for more information.
(3)	Amount at August 31, 2010 includes $490.2 million of student loan receivables, which, along with accrued interest of $27.3 million, are pledged as collateral against a long-term borrowing.
(4)	Federal student loans are guaranteed by the U.S. Department of Education. Private student loans are made directly to the student with no government guarantees.

Student loans held for sale, which are carried at the lower of cost or market, represent certain federal student loans eligible for sale at August 31, 2010 to the U.S. Department of Education. See Note 18: Subsequent Events.

The following table provides changes in the Company’s allowance for loan losses for the three and nine months ended August 31, 2010 and 2009 (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2010	2009	2010	2009
Balance at beginning of period	$3,930,624	$1,986,473	$1,757,899	$1,374,585
Addition to allowance related to securitized receivables(1)	—	—	2,144,461	—
Additions:
Provision for loan losses	712,565	380,999	2,824,035	1,962,673
Deductions:
Charge-offs:
Discover card	(982,920)	(541,272)	(3,203,959)	(1,560,820)
Discover business card	(14,502)	(18,400)	(50,190)	(43,671)

Total credit card loans	(997,422)	(559,672)	(3,254,149)	(1,604,491)
Personal loans	(23,836)	(20,920)	(70,957)	(46,186)
Federal student loans	(11)	—	(308)	—
Private student loans	(660)	(259)	(1,264)	(355)
Other	(139)	—	(858)	(18)

Total other consumer loans	(24,646)	(21,179)	(73,387)	(46,559)

Total charge-offs	(1,022,068)	(580,851)	(3,327,536)	(1,651,050)
Recoveries:
Discover card	121,255	45,214	341,337	144,901
Discover business card	875	272	2,516	602

Total credit card loans	122,130	45,486	343,853	145,503
Personal loans	421	231	942	615
Federal student loans	—	—	—	—
Private student loans	14	—	22	—
Other	35	22	45	34

Total other consumer loans	470	253	1,009	649

Total recoveries	122,600	45,739	344,862	146,152

Net charge-offs	(899,468)	(535,112)	(2,982,674)	(1,504,898)

Balance at end of period	$3,743,721	$1,832,360	$3,743,721	$1,832,360

(1)	Upon adoption of Statements No. 166 and 167 on December 1, 2009, the Company recorded a $2.1 billion allowance for loan losses related to newly consolidated and reclassified credit card loan receivables. See Note 2: Change in Accounting Principle for more information.

Net charge-offs of principal are recorded against the provisions for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card loans is as follows (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2010(1)	2009	2010(1)	2009
Interest accrued subsequently charged off, net of recoveries (recorded as a reduction to interest income)	$219,422	$114,828	$723,909	$363,769
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$58,331	$43,730	$228,039	$134,578

(1)	The amounts at August 31, 2010 include securitized loans as a result of the consolidation of the securitization trusts upon adoption of Statement No. 166 and 167 on December 1, 2009. See Note 2: Change in Accounting Principle for more information.

The Company calculates its allowance for loan losses by estimating probable losses separately for segments of the loan portfolio with similar risk characteristics, which generally results in segmenting the portfolio by loan product type.

For its credit card loan receivables, the Company uses a migration analysis to estimate the likelihood that a loan receivable will progress through various stages of delinquency and eventually charge off. In the first quarter 2010, the Company developed analytics which provide a better understanding of the likelihood that current accounts, or those that are not delinquent, will eventually charge off. The Company used this information in combination with the migration analysis to determine its allowance for credit card loan losses at August 31, 2010. The Company does not identify individual loans for impairment, but instead estimates its allowance for credit card loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest.

Loan receivables that have been modified under troubled debt restructurings are evaluated separately from the pool of receivables that is subject to the above analysis. Credit card loan receivables modified in a troubled debt restructuring are recorded at their present values with impairment measured as the difference between the loan balance and the discounted present value of cash flows expected to be collected. Changes in the present value are recorded to the provision for loan losses.

For its other consumer loans, the Company considers historical and forecasted estimate of incurred losses in estimating the related allowance for loan losses. In determining the proper level of the allowance for loan losses related to both credit card and other consumer loans, the Company may also consider other factors, such as current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

Information regarding nonaccrual, past due and restructured loan receivables is as follows (dollars in thousands):

	August 31, 2010(1)	November 30, 2009
Loans not accruing interest	$374,836	$190,086
Loans over 90 days delinquent and accruing interest	$928,521	$522,190
Restructured loans(2)	$284,561	$72,924

(1)	The amounts at August 31, 2010 include securitized loans as a result of the consolidation of the securitization trusts upon adoption of Statement No. 166 and 167 on December 1, 2009. See Note 2: Change in Accounting Principle for more information.
(2)	Restructured loans include $37.3 million and $9.7 million for the periods ended August 31, 2010 and November 30, 2009, respectively, that are also included in loans over 90 days delinquent and accruing interest.

As part of certain collection strategies, the Company may place a customer’s account in a permanent workout program under which the loan may be restructured, at which time the customer’s future borrowing privileges are suspended. Therefore, the Company has no commitments to lend additional funds to customers in a permanent workout program. Such modifications are accounted for in accordance with ASC 310-40, Troubled Debt Restructuring by Creditors, under which loan impairment is measured based on the discounted present value of cash flows expected to be collected. All of the Company’s permanent workout loans, which are evaluated collectively on an aggregated basis, had a related allowance for loan losses.

At August 31, 2010 and November 30, 2009, the Company had included $104.6 million and $28.0 million, respectively, in its allowance for loan losses for loans in its permanent workout program. Interest income on these loans is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs. Additional information about loans in the Company’s permanent workout program is shown below (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2010(1)	2009	2010(1)	2009
Average recorded investment in loans	$271,114	$85,290	$248,686	$80,715
Interest income recognized during the time within the period these loans were impaired(2)	$765	$252	$2,107	$715
Gross interest income that would have been recorded in accordance with the original terms(3)	$10,462	$2,971	$28,707	$7,854

(1)	The amounts at August 31, 2010 include securitized loans as a result of the consolidation of the securitization trusts upon adoption of Statement No. 166 and 167 on December 1, 2009. See Note 2: Change in Accounting Principle for more information.
(2)	The Company does not separately track interest income on loans in its permanent workout program. Amounts shown are estimated by applying an average interest rate to the average loans in the permanent workout program.
(3)	The Company does not separately track the gross interest income that would have been recorded if the loans in its permanent workout programs had not been restructured and interest had instead been recorded in accordance with the original terms. Amounts shown are estimated by applying the difference between the average interest rate earned on credit card accounts and the average interest rate earned on loans in the permanent workout program to the average loans in the permanent workout program.

5.	Credit Card Securitization Activities

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

Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts’ creditors. The trusts have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash—for securitization investors. Investment of trust cash balances is limited to investments that are permitted under the governing documents of the trusts and which have maturities no later than the related date on which funds must be made available for distribution to trust investors. With the exception of the seller’s interest in trust receivables, the Company’s interests in trust assets are generally subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt. The carrying values of these trust assets, which are presented on the Company’s statement of financial condition as relating to securitization activities, are shown in the table below (dollars in thousands):

August 31, 2010
Cash collateral accounts	$510,790
Collections and interest funding accounts	180,908

Restricted cash—for securitization investors	691,698
Investors’ interests held by third-party investors	14,871,057
Investors’ interests held by wholly owned subsidiaries of Discover Bank	4,511,478
Seller’s interest	15,406,923

Loan receivables—restricted for securitization investors(1)	34,789,458
Allowance for loan losses(1)	(2,756,199)

Net loan receivables	32,033,259
Other	24,170

Carrying value of assets of consolidated variable interest entities	$32,749,127

(1)	The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s statement of financial condition in accordance with GAAP.

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

In addition to performance measures associated with the transferred credit card loan receivables, there are other events or conditions which could trigger an early amortization event. As of August 31, 2010, no economic or other early amortization events have occurred.

The tables below provide information concerning investors’ interests and related excess spreads at August 31, 2010 (dollars in thousands):

	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$8,443,987	12
Discover Card Execution Note Trust (DiscoverSeries notes)	10,938,548	19

Total investors’ interests	$19,382,535	31

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread(1)(2)(3)
Group excess spread percentage	12.86%
DiscoverSeries excess spread percentage	12.28%

(1)	DCMT certificates refer to the higher of the Group excess spread (as shown above) or their applicable series excess spread in assessing whether an economic early amortization has been triggered. DiscoverSeries notes refer to the higher of the Group or DiscoverSeries excess spread (both of which are shown above) in assessing whether an economic early amortization has occurred.
(2)	Discount Series (DCMT 2009-SD), which was issued in September 2009, makes principal collections available for reallocation to other series to cover shortfalls in interest and servicing fees and to reimburse charge-offs. Three-month rolling average excess spread rates reflect the availability of these additional collections.
(3)	Excess spread rates used in determining economic early amortization events and other triggers are reflective of the performance of all outstanding investors’ interests, including subordinated interests held by wholly-owned subsidiaries of Discover Bank.

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

During the three and nine months ended August 31, 2009, the Company recognized a net revaluation of its subordinated retained interests, principally the interest-only strip receivable, consisting of a $68.9 million gain and a $122.3 million loss, respectively, in securitization income in the condensed consolidated statements of income. For the three and nine months ended August 31, 2009, the Company securitized $1.5 billion and $2.2 billion of receivables, which resulted in an initial gain of $7.9 and $8.8 million for the respective periods.

The following table summarizes certain cash flow information related to the securitized pool of loan receivables (dollars in millions):

	For the Three Months Ended August 31, 2009	For the Nine Months Ended August 31, 2009
Proceeds from third-party investors in new credit card securitizations	$1,496	$2,246
Proceeds from collections reinvested in previous credit card securitizations	$11,964	$33,569
Contractual servicing fees received	$121	$358
Cash flows received from retained interests	$352	$1,349
Purchases of previously transferred credit card loan receivables (securitization maturities)	$1,382	$4,371

Key estimates used in measuring the fair value of the interest-only strip receivable at the date of securitization that resulted from credit card securitizations completed during the nine months ended August 31, 2009 were as follows:

For the Nine Months Ended August 31, 2009
Weighted average life (in months)	1.8 – 4.8
Payment rate (rate per month)	17.18% – 17.66%
Principal charge-offs (rate per annum)	9.66% – 9.81%
Discount rate (rate per annum)	16.00%

The tables below present quantitative information about delinquencies and net principal charge-offs of securitized and non-securitized credit card loans for periods in which transfers of receivables to the securitization trusts were accounted for as sales (dollars in millions):

November 30, 2009
Loans Outstanding:
Managed credit card loans	$47,465
Less: Securitized credit card loans	27,235

Owned credit card loans	$20,230

Loans Over 30 Days Delinquent:
Managed credit card loans	$2,657
Less: Securitized credit card loans	1,540

Owned credit card loans	$1,117

	For the Three Months Ended August 31, 2009	For the Nine Months Ended August 31, 2009
Average Loans:
Managed credit card loans	$48,642	$49,328
Less: Securitized credit card loans	24,591	23,868

Owned credit card loans	$24,051	$25,460

Net Principal Charge-offs:
Managed credit card loans	$1,058	$2,866
Less: Securitized credit card loans	544	1,407

Owned credit card loans	$514	$1,459

6.	Deposits

The Company offers its deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (IRA) certificates of deposit to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with brokerage firms (“brokered deposits”). During the nine months ended August 31, 2010, the Company acquired approximately $1 billion of direct-to-consumer deposit accounts from a third party. As of August 31, 2010 and November 30, 2009, the Company had approximately $19.1 billion and $12.6 billion, respectively, of direct-to-consumer deposits and approximately $15.1 billion and $19.5 billion, respectively, of brokered deposits.

A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	August 31, 2010	November 30, 2009
Certificates of deposit in amounts less than $100,000(1)	$20,864,065	$22,587,898
Certificates of deposit from amounts of $100,000(1) to less than $250,000(1)	4,358,026	2,918,004
Certificates of deposit in amounts of $250,000(1) or greater	1,163,140	1,129,945
Savings deposits, including money market deposit accounts	7,763,701	5,392,659

Total interest-bearing deposits	$34,148,932	$32,028,506

Average annual interest rate	3.18%	3.94%

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC although, effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

At August 31, 2010, certificates of deposit maturing during the remainder of 2010, the next four years and thereafter were as follows (dollars in thousands):

Year	Amount
2010	$2,794,711
2011	$9,029,215
2012	$5,972,694
2013	$4,553,847
2014	$1,985,343
Thereafter	$2,049,421

7.	Long-Term Borrowings

Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in thousands):

	August 31, 2010		November 30, 2009		Interest Rate Terms	Maturity
	Outstanding	Interest Rate	Outstanding	Interest Rate
Discover Card Master Trust I and Discover Card Execution Note Trust
Fixed rate asset-backed securities(1)	$2,598,208	5.47%	$—	—	5.10% to 5.65% fixed	Various April 2011— September 2017
Floating rate asset-backed securities(1)	10,771,057	0.75%	—	—	1-month LIBOR(2) + 3 to 130 basis points	Various November 2010— July 2014
Floating rate asset-backed securities(1)	1,250,000	0.88%	—	—	3-month LIBOR(2) + 34 basis points	December 2012
Floating rate asset-backed securities(1)	250,000	1.00%	—	—	Commercial Paper rate + 70 basis points	April 2013

Total Long-Term Borrowings—owed to securitization investors	14,869,265		—
Discover Financial Services (Parent Company)
Floating rate senior notes	—	—	400,000	0.83%	3-month LIBOR(2) + 53 basis points	June 2010
Fixed rate senior notes due 2017	399,447	6.45%	399,385	6.45%	6.45% fixed	June 2017
Fixed rate senior notes due 2019	400,000	10.25%	400,000	10.25%	10.25% fixed	July 2019
Discover Bank
Subordinated bank notes due 2019	698,337	8.70%	698,202	8.70%	8.70% fixed	November 2019
Subordinated bank notes due 2020	496,666	7.00%	—	—	7.00% fixed	April 2020
Floating rate secured borrowing(3)	104,476	0.80%	528,246	0.74%	Commercial Paper rate + 50 basis points	December 2010(3)
Floating rate secured borrowing(3)	236,050	0.73%	—	—	1-month LIBOR(2) + 45 basis points	December 2010(3)
Floating rate secured borrowing(4)	503,935	0.76%	—	—	Commercial Paper rate + 50 basis points	August 2013(4)
Capital lease obligations	577	6.26%	2,268	6.26%	6.26% fixed	Various

Total Other Long-Term Borrowings	2,839,488		2,428,101

Total long-term borrowings	$17,708,753		$2,428,101

(1)	Upon adoption of Statements No. 166 and 167 on December 1, 2009, the Company consolidated $22.3 billion of securitized loan receivables and the related debt issued from the trusts to third-party investors. See Note 2: Change in Accounting Principle for more information. Asset-backed securities are collateralized by loan receivables as described in Footnote 5: Credit Card Securitization Activities.
(2)	London Interbank Offered Rate (“LIBOR”).
(3)	This loan facility was entered into to fund cash collateral account loans, which provide credit enhancement to certain DCMT certificates. Repayment is dependent upon the available balances of the cash collateral accounts at the various maturities of underlying securitization transactions, with final maturity in December 2010. The facility has two funding agents, one of which re-priced from commercial paper conduit costs to LIBOR-based pricing effective in July 2010.
(4)	Under a program established by the U.S. Department of Education, this loan facility was entered into to fund certain federal student loans. Principal and interest payments on the underlying student loans will reduce the balance of the secured borrowing over time, with final maturity in August 2013.

The Company has an unsecured credit agreement that is effective through May 2012. The agreement provides for a revolving credit commitment of up to $2.4 billion (of which the Company may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). As of August 31, 2010, the Company had no outstanding balances due under the facility. The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate, LIBOR, the Euro Interbank Offered Rate or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and Tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitment may be terminated upon an event of default.

The Company also has access to committed undrawn capacity through privately placed asset-backed conduits through bilateral agreements to support the funding of its credit card loan receivables. As of August 31, 2010, the total commitment of secured credit facilities through private providers was $3.0 billion, of which $0.3 billion had been used and was included in long-term borrowings—owed to securitization investors at August 31, 2010. Access to the unused portions of the secured credit facilities expires in 2012 and 2013. Borrowings outstanding under each facility bear interest at a margin above asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.	Preferred Stock

On April 21, 2010, the Company completed the repurchase of all the outstanding shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) issued to the U.S. Department of the Treasury under the Capital Purchase Program of the Troubled Asset Relief Program on March 13, 2009 for $1.2 billion.

The Preferred Stock was issued at a discount to reflect the value of the warrant (the “Warrant”) to purchase 20,500,413 shares of common stock of the Company issued to the U.S. Treasury in connection with the initial sale of the Preferred Stock. As a result of the repurchase of the Preferred Stock, at the redemption date the Company accelerated the accretion of the remaining discount of $61 million. On July 7, 2010, the Company repurchased the Warrant from the U.S Treasury for $172 million.

9.	Employee Benefit Plans

The Company sponsors defined benefit pension and other postretirement plans for its eligible U.S. employees. However, as of December 31, 2008, the pension plans no longer provide for the accrual of future benefits. For more information, see the Company’s annual report on Form 10-K for the year ended November 30, 2009.

Net periodic benefit (income) cost expensed by the Company included the following components (dollars in thousands):

	Pension
	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2010	2009	2010	2009
Service cost, benefits earned during the period	$—	$255	$—	$765
Interest cost on projected benefit obligation	5,214	5,047	15,642	15,141
Expected return on plan assets	(5,823)	(6,027)	(17,469)	(18,081)
Net amortization	406	(2)	1,218	(6)
Net settlements and curtailments	68	—	204	—

Net periodic benefit income	$(135)	$(727)	$(405)	$(2,181)

	Postretirement
	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2010	2009	2010	2009
Service cost, benefits earned during the period	$264	$194	$792	$582
Interest cost on projected benefit obligation	347	394	1,041	1,182
Net amortization	(1)	(38)	(3)	(114)

Net periodic benefit cost	$610	$550	$1,830	$1,650

10.	Income Taxes

Income tax expense consisted of the following (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2010	2009	2010	2009
Current:
U.S. federal	$68,942	$201,615	$166,541	$653,888
U.S. state and local	24,451	41,736	38,512	95,083
International	53	665	298	2,483

Total	93,446	244,016	205,351	751,454
Deferred:
U.S. federal	73,149	109,028	61,301	(111,923)
U.S. state and local	4,931	9,441	1,830	(12,537)

Total	78,080	118,469	63,131	(124,460)

Income tax expense	$171,526	$362,485	$268,482	$626,994

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2010	2009	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes and other, net of U.S. federal income tax benefits	4.8	3.5	4.3	3.4
Valuation allowance—capital loss	—	—	—	1.5
Non-deductible compensation	0.1	0.1	0.5	0.5
Other	(0.2)	0.2	(0.5)	—

Effective income tax rate	39.7%	38.6%	39.3%	40.4%

The Company is under continuous examination by the IRS and the tax authorities for various states. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1999 through 2005. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations.

As part of its audit of 1999-2005, the IRS has proposed additional tax assessments. The Company filed an appeal with the IRS to protest the proposed adjustments. The outcome of the appeal is not certain and the matter is in the preliminary stage. The Company believes that its reserve is sufficient to cover any penalties or interest that would result from an increase in federal taxes due.

11.	Earnings Per Share

Effective December 1, 2009, the Company adopted new accounting guidance on earnings per share, which clarifies that unvested stock-based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in computing earnings per share (“EPS”) using the two-class method. The Company grants restricted stock units (“RSUs”) to certain employees under its stock-based compensation programs, which entitle the recipients to receive nonforfeitable dividend equivalents in the same amount and at the same time as dividends paid to all common stockholders; these unvested awards meet the definition of participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends. In accordance with the transition guidance, prior period EPS amounts have been restated to conform to current period presentation, although there was no material impact on the previously reported basic or diluted EPS.

The following table presents the calculation of basic and diluted EPS (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended August 31,			For the Nine Months Ended August 31,
	2010		2009	2010	2009
Numerator:
Net income	$260,617		$577,454	$415,146	$923,648
Preferred stock dividends	—		(15,307)	(23,811)	(28,573)
Preferred stock discount accretion	—		(2,760)	(66,492)	(6,048)

Net income available to common stockholders	260,617		559,387	324,843	889,027
Income allocated to participating securities	(2,423	) )	(6,459)	(3,230)	(12,521)

Net income allocated to common stockholders	$258,194		$552,928	$321,613	$876,506

Denominator:
Weighted average common shares outstanding	544,314		513,098	543,874	491,839
Effect of dilutive common stock equivalents	2,768		3,952	6,237	920

Weighted average common shares outstanding and common stock equivalents	547,082		517,050	550,111	492,759

Basic earnings per share	$0.47		$1.08	$0.59	$1.78
Diluted earnings per share	$0.47		$1.07	$0.58	$1.78

The following securities were considered anti-dilutive and therefore were excluded from the computation of diluted EPS (shares in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2010	2009	2010	2009
Unexercised stock options	3,944	4,319	3,418	4,414

12.	Capital Adequacy

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of August 31, 2010, the Company and the Bank met all capital adequacy requirements to which they were subject.

Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of August 31, 2010, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.

The following table shows the actual capital amounts and ratios of the Company and the Bank as of August 31, 2010 and November 30, 2009 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in thousands):

	Actual		Minimum Capital Requirements			Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
August 31, 2010(1) :
Total risk-based capital (to risk-weighted assets)
Discover Financial Services	$7,595,473	15.5%	$3,931,518	≥	8.0%	$4,914,398	≥	10.0%
Discover Bank	$7,601,827	15.7%	$3,876,790	≥	8.0%	$4,845,987	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$5,747,535	11.7%	$1,965,759	≥	4.0%	$2,948,639	≥	6.0%
Discover Bank	$5,762,334	11.9%	$1,938,395	≥	4.0%	$2,907,592	≥	6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$5,747,535	9.5%	$2,417,397	≥	4.0%	$3,021,746	≥	5.0%
Discover Bank	$5,762,334	9.7%	$2,385,823	≥	4.0%	$2,982,279	≥	5.0%
November 30, 2009:
Total risk-based capital (to risk-weighted assets)
Discover Financial Services	$9,516,965	17.9%	$4,262,230	≥	8.0%	$5,327,788	≥	10.0%
Discover Bank	$8,210,450	15.8%	$4,168,103	≥	8.0%	$5,210,129	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$8,139,309	15.3%	$2,131,115	≥	4.0%	$3,196,673	≥	6.0%
Discover Bank	$6,572,320	12.6%	$2,084,052	≥	4.0%	$3,126,077	≥	6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$8,139,309	18.1%	$1,798,937	≥	4.0%	$2,248,672	≥	5.0%
Discover Bank	$6,572,320	15.9%	$1,657,397	≥	4.0%	$2,071,746	≥	5.0%

(1)	Upon adoption of Statements No. 166 and 167 on December 1, 2009, the Company recorded a $1.4 billion reduction to retained earnings, which reduced total capital and Tier 1 capital by the same amount, and a $21.1 billion increase to total assets, which impacted average assets. See Note 2: Change in Accounting Principle for more information. Risk-weighted assets were not significantly impacted by the adoption of Statements No. 166 and 167 as the Company began including securitized assets in its risk-weighted asset calculation beginning in the third quarter 2009 due to actions it took to adjust the credit enhancement structure of the securitization trusts.

13.	Commitments, Contingencies and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2018. At August 31, 2010, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in thousands):

	Capitalized Leases	Operating Leases
2010	$197	$1,526
2011	395	5,511
2012	—	6,172
2013	—	4,662
2014	—	4,616
Thereafter	—	16,342

Total minimum lease payments	592	$38,829

Less: Amount representing interest	15

Present value of net minimum lease payments	$577

Unused commitments to extend credit. At August 31, 2010, the Company had unused commitments to extend credit for consumer and commercial loans of approximately $166 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other consumer loan products, provided there is no violation of conditions in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.

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

The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of third-party investor interests in credit card asset-backed securities plus the principal amount of any other outstanding secured borrowings. The Company has recorded substantially all of the maximum potential amount of future payments in long-term borrowings on the Company’s statement of financial condition. The Company has not recorded any incremental contingent liability associated with its secured borrowing representations and warranties. Management believes that the probability of having to replace, repurchase or sell assets pledged as collateral under secured borrowing arrangements, including an early amortization event, is low.

Guarantees. The Company has obligations under certain guarantee arrangements, including contracts and indemnification agreements, which contingently require the Company to make payments to the guaranteed party based on changes in an underlying asset, liability or equity security of a guaranteed party, rate or index. Also included as guarantees are contracts that contingently require the Company to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. The Company’s use of guarantees is disclosed below by type of guarantee.

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

The maximum potential amount of future payments related to such contingent obligations is dependent upon the transaction volume processed between the time a counterparty defaults on its settlement and the time at which the Company disables the settlement of any further transactions for the defaulting party, which could be up to one month depending on the type of guarantee/counterparty. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. While the Company has contractual remedies to offset these counterparty settlement exposures, in the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees, based on historical transaction volume of up to one month, would be as follows:

August 31, 2010
Diners Club:
Merchant guarantee (in millions)	$224
PULSE:
ATM guarantee (in thousands)	$833

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of August 31, 2010, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of August 31, 2010, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.

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

The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2010	2009	2010	2009
Losses related to merchant chargebacks (in thousands)	$1,036	$1,717	$2,294	$5,049
Aggregate transaction volume(1) (in millions)	$25,990	$24,258	$74,645	$69,768

(1)	Represents period transactions processed on the Discover Network to which a potential liability exists which, in aggregate, can differ from credit card sales volume.

The Company has not recorded any contingent liability in the condensed consolidated financial statements related to merchant chargeback guarantees at August 31, 2010 and November 30, 2009. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition (in thousands):

	August 31, 2010	November 30, 2009
Settlement withholdings and escrow deposits	$31,702	$38,129

14.	Litigation

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

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	August 31, 2010		November 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$7,916,091	$7,916,091	$13,020,719	$13,020,719
Restricted cash—special dividend escrow	$—	$—	$643,311	$643,311
Restricted cash—for securitization investors(1)	$691,698	$691,698	$—	$—
Other short-term investments	$375,000	$375,000	$1,350,000	$1,350,000
Investment securities:
Available-for-sale(1)	$1,151,689	$1,151,689	$2,645,481	$2,645,481
Held-to-maturity(1)	$74,058	$73,029	$2,389,816	$1,953,990
Net loan receivables(1)	$46,386,943	$46,482,449	$21,867,185	$21,984,317
Amounts due from asset securitization(1)	$—	$—	$1,692,051	$1,692,051
Derivative financial instruments	$1,370	$1,370	$1,369	$1,369
Financial Liabilities
Deposits	$34,246,804	$35,404,706	$32,093,012	$33,139,823
Long-term borrowings—owed to securitization investors(1)	$14,869,265	$15,217,056	$—	$—
Other long-term borrowings	$2,839,488	$3,156,018	$2,428,101	$2,524,320
Derivative financial instruments	$634	$634	$—	$—

(1)	Upon adoption of Statements No. 166 and 167 on December 1, 2009, the Company consolidated the securitization trusts. Loan receivables increased by the amount of securitized loans and long-term borrowings increased by the amount of debt issued from the trusts to third-party investors. Furthermore, applicable amounts of held-to-maturity and available-for-sale investment securities were reclassified to loan receivables, while amounts recorded as due from asset securitization were either reclassified or reversed. See Note 2: Change in Accounting Principle for more information.

Fair Value of Assets and Liabilities Held at August 31, 2010. Below are descriptions of the techniques used to estimate the fair value of financial instruments on the Company’s statement of financial condition as of August 31, 2010.

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

Available-for-sale investment securities. Investment securities classified as available-for-sale consist of credit card asset-backed securities issued by other institutions and, until August 2010, asset-backed commercial paper notes, the fair value estimate techniques of which are discussed below.

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

Long-term borrowings—owed to securitization investors. Fair values of long-term borrowings owed to securitization investors are determined utilizing quoted market prices of the same transactions.

Other long-term borrowings. Fair values of other long-term borrowings are determined utilizing current observable market prices for those transactions, if available. If there are no observable market transactions, then fair values are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with credit risks, similar remaining maturities and repricing terms.

Derivative financial instruments. The Company’s derivative activity consists of interest rate swaps and foreign currency forward contracts. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and option volatility. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Fair Value of Assets Held at November 30, 2009. Below are descriptions of the techniques used to calculate the fair value of financial instruments on the Company’s statements of financial condition as of November 30, 2009 which were subsequently derecognized, reclassified or eliminated in consolidation as a result of the adoption of Statements No. 166 and 167 on December 1, 2009.

Available-for-sale investment securities. Fair value of certain certificated subordinated interests issued by DCENT that were acquired by a wholly-owned subsidiary of the Company were estimated utilizing discounted cash flow analyses, where estimated contractual principal and interest cash flows were discounted at rates derived from indicative pricing observed in the most recent active market for such instruments, adjusted for changes reflective of incremental credit risk, liquidity risk, or both.

Held-to-maturity investment securities. The estimated fair values of certain certificated subordinated interests issued by DCENT and DCMT were derived utilizing a discounted cash flow analysis, where estimated contractual principal and interest cash flows were discounted at rates interpolated from recent pricing observed on similar asset classes, adjusted for incremental credit risk, liquidity risk, or both, to reflect, for example, the risk related to the lower rating on the instrument being valued than that which was observed. As a portion of these investment securities were zero coupon certificated retained interests, the aggregate carrying value, or amortized cost, significantly exceeded fair value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis. ASC 820 defines fair value, establishes a fair value hierarchy that distinguishes between valuations that are based on observable inputs from those based on unobservable inputs, and requires certain disclosures about those measurements. The table below presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at August 31, 2010, and indicates the level within the fair value hierarchy with which each of those items is associated. In general, fair values determined by Level 1 inputs are defined as those that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs are those that utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active or inactive markets, quoted prices for the identical assets in an inactive market, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Fair values determined by Level 3 inputs are those based on unobservable inputs, and include situations where there is little, if any, market activity for the asset or liability being valued. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at August 31, 2010
Assets
Credit card asset-backed securities of other issuers	$—	$1,149,666	$—	$1,149,666
U.S. Treasury securities	1,002	—	—	1,002
U.S. government agency securities	—	1,004	—	1,004
Equity securities	—	—	17	17

Available-for-sale investment securities	$1,002	$1,150,670	$17	$1,151,689

Derivative financial instruments	$—	$1,370	$—	$1,370
Liabilities
Derivative financial instruments	$—	$634	$—	$634
Balance at November 30, 2009
Assets
Available-for-sale investment securities	$15	$—	$2,645,466	$2,645,481
Amounts due from asset securitization(1)	$—	$—	$940,164	$940,164
Derivative financial instruments	$—	$1,369	$—	$1,369

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.

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

At August 31, 2010, amounts reported in credit card asset-backed securities issued by other institutions reflected senior-rated Class A securities having a par value of $1,048 million and more junior-rated Class B and Class C securities with par values of $50 million and $42 million, respectively. The Class A securities had a weighted-average coupon of 2.56% and a weighted-average remaining maturity of 10.5 months, the Class B, 0.62% and 20.6 months, respectively, and the Class C, 0.74% and 15.6 months, respectively. The underlying loans for these securities are predominantly prime general-purpose credit card loan receivables. The Company utilizes an external pricing source for the reported fair value estimates of these securities. The expected cash flow models used by the pricing service utilize observable market data to the extent available and other valuation inputs such as benchmark yields, reported trades, broker quotes, issuer spreads, bids and offers, the priority of which may vary based on availability of information. We further assess the reasonableness of the price quotations received from the external pricing source by reference to indicative pricing from another independent, nationally recognized provider of capital markets information.

At November 30, 2009, the amount reported in asset-backed commercial paper notes included in available-for-sale investment securities was related to mortgage-backed commercial paper notes of Golden Key U.S. LLC. At that time, the estimated fair value reflected an estimate of the market value of those assets held by the issuer, which was primarily reliant upon unobservable data as the market for mortgage-backed securities had continued to experience significant disruption. The collateral supporting these notes was liquidated during the third quarter of 2010. See Note 3 Investment Securities for further discussion of this investment.

The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis. Net transfers into and/or out of Level 3 are presented using beginning of the period fair values excluding purchases and other settlements. Excluding purchases and other settlements, the Company had no significant transfers between Levels 1, 2 or 3 during the second or third quarter of 2010, the effective periods for the new disclosure requirements prescribed by ASU No. 2010-06.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

For the Three Months Ended August 31, 2010	Balance at May 31, 2010	Total Realized and Unrealized Gains (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers Into and/or Out of Level 3	Balance at August 31, 2010	Change in unrealized gains (losses) related to financial instruments held at August 31, 2010
Assets
Asset-backed commercial paper notes	$63,732	$7,161	$(70,893)	$—	$—	$—
Equity securities	17	—	—	—	17	—

Available-for-sale investment securities	$63,749	$7,161	$(70,893)	$—	$17	$—

For the Nine Months Ended August 31, 2010	Balance at November 30, 2009	Derecognition of assets upon adoption of Statement No. 167	Total Realized and Unrealized Gains (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers Into and/or Out of Level 3	Balance at August 31, 2010	Change in unrealized gains (losses) related to financial instruments held at August 31, 2010
Assets
Certificated retained interest in DCENT	$2,204,969	$(2,204,969)	$—	$—	$—	$—	$—
Credit card asset-backed securities of other issuers	381,705	—	—	—	(381,705)	—	—
Asset-backed commercial paper notes	58,792	—	12,101	(70,893)	—	—	—
Equity securities	—	—	—	—	17	17	—

Available-for-sale investment securities	$2,645,466	$(2,204,969)	$12,101	$(70,893)	$(381,688)	$17	—

Cash collateral accounts	$822,585	$(822,585)	$—	$—	$—	$—	$—
Interest-only strip receivable	117,579	(117,579)	—	—	—	—	—

Amounts due from asset securitization(1)	$940,164	$(940,164)	$—	$—	$—	$—	$—

For the Three Months Ended August 31, 2009	Balance at May 31, 2009	Total Realized and Unrealized Gains (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers Into and/or Out of Level 3	Balance at August 31, 2009
Assets
Available-for-sale investment securities	$1,429,723	$40,922	$53,066	$—	$1,523,711
Amounts due from asset securitization(1)	$1,053,792	$68,880	$(47,368)	$—	$1,075,304

For the Nine Months Ended August 31, 2009	Balance at November 30, 2008	Total Realized and Unrealized Gains (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers Into and/or Out of Level 3	Balance at August 31, 2009
Assets
Available-for-sale investment securities	$1,127,090	$68,253	$328,368	$—	$1,523,711
Amounts due from asset securitization(1)	$1,421,567	$(122,315)	$(223,948)	$—	$1,075,304

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.

The following are the amounts recognized in earnings and other comprehensive income related to assets categorized as Level 3 during the respective periods (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2010	2009	2010	2009
Interest income—interest accretion	$—	$4,878	$—	$11,213
Other income—gain (loss) on investment securities	19,556	(7,422)	19,556	(8,249)
Securitization income—net revaluation of retained interests	—	68,880	—	(122,315)

Amount recorded in earnings	19,556	66,336	19,556	(119,351)
Unrealized gains (losses) recorded in other comprehensive income, pre-tax	(12,395)	43,467	(7,455)	65,289

Total realized and unrealized gains (losses)	$7,161	$109,803	$12,101	$(54,062)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the nine months ended August 31, 2010, the Company had no impairments related to these assets.

As of August 31, 2010, the Company had not made any fair value elections with respect to any of its eligible assets and liabilities as permitted under ASC 825-10-25.

16.	Derivatives and Hedging Activities

The Company uses derivatives to manage its exposure to various financial risks. The Company entered into interest rate swap agreements as part of its interest rate risk management program. The Company also entered into foreign exchange forward contracts to manage the gains and losses that arise from certain foreign currency denominated receivables of one of its subsidiaries. The foreign exchange forward contracts are not designated as hedges, but provide a hedge of the volatility in earnings that arises from converting foreign denominated balance sheet items into the functional currency. The Company does not enter into derivatives for trading or speculative purposes. All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values.

Derivatives may give rise to counterparty credit risk. The Company enters into derivative transactions with established dealers that meet minimum credit criteria established by the Company. All counterparties must be pre-approved prior to engaging in any transaction with the Company. Counterparties are monitored on a periodic basis by the Company to ensure compliance with the Company’s risk policies and limits.

Derivatives Designated as Hedges

Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.

Cash Flow Hedges. The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from credit card loan receivables. These transactions are hedged for a maximum period of three years. The derivatives are designated as a hedge of the risk of overall changes in cash flows on the Company’s portfolios of prime-based interest receipts and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).

The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at August 31, 2010 will be reclassified to interest income as interest payments are received on certain of its floating rate credit card loan receivables. During the next 12 months, the Company estimates it will reclassify to earnings $6.1 million of gains, pre-tax, related to its derivatives designated as cash flow hedges.

Fair Value Hedges. The Company is exposed to changes in fair value of certain of its fixed rate obligations due to changes in interest rates. As of August 31, 2010, the Company had no fair value hedges. During the nine months ended August 31, 2009, the Company used interest rate swaps from time to time to manage its exposure to changes in fair value of these obligations attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. These interest rate swaps involved the receipt of fixed rate amounts from counterparties in exchange for the Company making payments of variable rate amounts over the life of the agreements without exchange of the underlying notional amount. Most of these agreements were designated to hedge interest-bearing deposits and qualify as fair value hedges in accordance with ASC 815. Changes in both the fair value of the derivatives and the hedged interest-bearing deposits relating to the risk being hedged were recorded in interest expense and provided offset to one another. Ineffectiveness related to these fair value hedges, if any, was recorded in interest expense.

Derivatives not Designated as Hedges

Foreign Exchange Forward Contracts. The Company has derivatives that are economic hedges and are not designated as hedges for accounting purposes. The Company enters into foreign exchange forward contracts to manage foreign currency risk. Foreign exchange forward contracts involve the purchase or sale of a designated currency at an agreed upon rate for settlement on a specified date. Changes in the fair value of these contracts are recorded in other income.

Interest Rate Swaps. The Company also may have from time to time interest rate swap agreements that are not designated as hedges. Such agreements are not speculative and are also used to manage interest rate risk but are not designated for hedge accounting. Changes in the fair value of these contracts are recorded in other income.

The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments, as well as the location they are reported in the statement of financial condition as of August 31, 2010 and November 30, 2009 (dollars in thousands):

	August 31, 2010				November 30, 2009
			Balance Sheet Location			Balance Sheet Location
	Notional Amount	Number of Transactions	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps—Cash flow hedge	$1,250,000	5	$1,327	$634	$—	$—	$—
Interest rate swaps—Fair value hedge	$—	—	$—	$—	$16,048	$400	$—
Derivatives not designated as hedges:
Foreign exchange forward contracts(1)	$7,643	2	$43	$—	$—	$—	$—
Interest rate swaps	$—	—	$—	$—	$46,952	$969	$—

(1)	The foreign exchange forward contracts have notional amounts of EUR 4 million and GBP 1.7 million as of August 31, 2010.

The following table summarizes the impact of the derivative instruments on income, as well as the location they are reported in the financial statements for the three and nine months ended August 31, 2010 and 2009 (dollars in thousands):

		For the three months ended August 31		For the nine months ended August 31,
	Location	2010	2009	2010	2009
Derivatives designated as hedges:
Interest Rate Swaps-Cash Flow Hedges:
Gain (loss) recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$251	$—	$251	$—

Total gains (losses) recognized in other comprehensive income		$251	—	$251	—

Amounts reclassified from other comprehensive income into earnings	Interest Income	$442	$—	$442	$—
Net hedge ineffectiveness	Other Income	—	—	—	—
Gain (loss) excluded from assessment of hedge effectiveness	Interest Income	—	—	—	—
Interest Rate Swaps-Fair Value Hedges:
Gain (loss) on interest rate swaps(1)	Interest Expense	—	167	44	7,745
Gain (loss) on hedged item(2)	Interest Expense	—	2,907	—	8,425

Total gains (losses) recognized in income		$442	$3,074	$486	$16,170

Derivatives not designated as hedges:
Gain (loss) on forward contract	Other Income	$(301)	$—	$458	$—
Gain (loss) on interest rate swaps	Other Income	—	166	6	1,767

Total gains (losses) on derivatives not designated as hedges recognized in income		$(301)	$166	$464	$1,767

(1)	For the three and nine months ended August 31, 2009, the gain (loss) on derivative includes ineffectiveness of $105 thousand and $1.2 million respectively.
(2)	For the three and nine months ended August 31, 2009, the gain (loss) on hedged item includes ineffectiveness of $36 thousand and $(2.2) million respectively.

Collateral Requirements and Credit-Risk Related Contingency Features

For its interest rate swaps, the Company has master netting arrangements and minimum collateral posting thresholds with its counterparties. Collateral is required by either the Company or the counterparty depending on the net fair value position of all interest rate swaps held with that counterparty. Collateral amounts recorded in the consolidated statement of financial condition are based on the net collateral receivable or payable position for each counterparty. Collateral receivable or payable amounts are not offset against the fair value of the interest rate swap, but are recorded separately in other assets or deposits. As of August 31, 2010, the Company had swaps in a net liability position with one of its counterparties, the fair value of which was $3 thousand, inclusive of accrued interest. As of August 31, 2010, the Company had a right to reclaim cash collateral of $0.6 million based on these agreements and had no obligation to return cash collateral. If the Company had breached any provisions of the derivative agreements, it could have been required to settle its obligations under the agreements at their termination value, which was $3 thousand at August 31, 2010.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company also has agreements with certain of its derivative counterparties that contain provisions that require Discover Bank’s debt to maintain an investment grade credit rating from specified major credit rating agencies. If Discover Bank’s credit rating is reduced to below investment grade, the Company would be required to post additional collateral, which, as of August 31, 2010, would have been $20 million.

17.	Segment Disclosures

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

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•

Prior to adoption of Statements No. 166 and 167, segment information was presented on a managed basis because management considered the performance of the entire managed loan portfolio in managing the business. A managed basis presentation, which is a non-GAAP presentation, involved reporting securitized loans with the Company’s owned loans and reporting the earnings on securitized loans in the same manner as the owned loans instead of as securitization income. Although similar, a managed basis presentation is not the same as presenting a full consolidation of the trusts, and therefore, certain information may not be comparable between current and prior periods, particularly related to net interest income, provision for loan losses and other income. Subsequent to the consolidation of securitized assets and liabilities in connection with the adoption of Statements No. 166 and 167, there is no distinction between securitized and non-securitized assets on a GAAP basis. See Note 2: Change in Accounting Principle for more information.

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

The following tables present segment data on a GAAP basis for the three and nine months ended August 31, 2010 and on a managed basis with a reconciliation to a GAAP presentation for the three and nine months ended August 31, 2009 (dollars in thousands):

	GAAP Basis
For the Three Months Ended	Direct Banking	Payment Services	Total
August 31, 2010
Interest income	$1,535,934	$5	$1,535,939
Interest expense	389,059	78	389,137

Net interest income	1,146,875	(73)	1,146,802
Provision for loan losses	712,565	—	712,565
Other income	495,771	68,373	564,144
Other expense	534,782	31,456	566,238

Income before income tax expense	$395,299	$36,844	$432,143

	Managed Basis			Securitization Adjustment(1)	GAAP Basis
	Direct Banking	Payment Services	Total		Total
August 31, 2009
Interest income	$1,663,886	$195	$1,664,081	$(830,864)	$833,217
Interest expense	392,592	50	392,642	(88,241)	304,401

Net interest income	1,271,294	145	1,271,439	(742,623)	528,816
Provision for loan losses	924,427	—	924,427	(543,428)	380,999
Other income(2)	1,055,529	61,236	1,116,765	199,195	1,315,960
Other expense	489,596	34,242	523,838	—	523,838

Income before income tax expense	$912,800	$27,139	$939,939	$—	$939,939

	GAAP Basis
For the Nine Months Ended	Direct Banking	Payment Services	Total
August 31, 2010
Interest income	$4,646,856	$15	$4,646,871
Interest expense	1,207,322	160	1,207,482

Net interest income	3,439,534	(145)	3,439,389
Provision for loan losses	2,824,035	—	2,824,035
Other income	1,423,823	199,041	1,622,864
Other expense	1,465,749	88,841	1,554,590

Income before income tax expense	$573,573	$110,055	$683,628

	Managed Basis			Securitization Adjustment(1)	GAAP Basis
	Direct Banking	Payment Services	Total		Total
August 31, 2009
Interest income	$4,874,362	$1,020	$4,875,382	$(2,368,388)	$2,506,994
Interest expense	1,244,932	190	1,245,122	(307,996)	937,126

Net interest income	3,629,430	830	3,630,260	(2,060,392)	1,569,868
Provision for loan losses	3,369,332	—	3,369,332	(1,406,659)	1,962,673
Other income(2)	2,753,382	179,921	2,933,303	653,733	3,587,036
Other expense	1,545,611	97,978	1,643,589	—	1,643,589

Income before income tax expense	$1,467,869	$82,773	$1,550,642	$—	$1,550,642

(1)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(2)	The three and nine months ended August 31, 2009 includes $472 million and $1.4 billion, respectively, of income related to the Visa and MasterCard antitrust litigation settlement, which is included in the Direct Banking segment.

18.	Subsequent Events

Subsequent to August 31, 2010, the Company had an increase in its investment securities resulting from the purchase of approximately $4 billion of U.S. Treasury and U.S. government agency securities.

On September 23, 2010, the Company completed the sale of $1.5 billion of federal student loans to the U.S. Department of Education, the majority of which were classified as held for sale as of August 31, 2010. The loans were sold pursuant to a Master Loan Sale Agreement for the 2009-10 Loan Purchase Program under the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). The impact of the sale on net income was not material.

On September 20, 2010, DCENT, one of the Company’s securitization trusts, issued $600 million of public asset-backed securities. On September 23, 2010, DCENT issued $200 million of asset-backed securities through its private conduit providers. Related to these issuances, an additional $111.8 million of subordinated interests were issued and retained by a wholly-owned subsidiary of the Company.

On September 17, 2010, the Company’s wholly-owned subsidiary Discover Bank and The Student Loan Corporation (“SLC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Discover Bank agreed to acquire SLC for $600 million, or $30 per share (the “Merger Consideration”), subject to an expected purchase price closing adjustment in the form of a cash payment of approximately $150 million by Citibank, N.A. (“Citibank”), 80% owner of SLC, to Discover Bank. The acquisition will occur through the merger of a wholly-owned subsidiary of Discover Bank with and into SLC, with SLC surviving the merger as a wholly-owned subsidiary of Discover Bank. Immediately prior to the merger, SLC is expected to sell $28 billion of assets to SLM Corporation (Sallie Mae) and $8.7 billion of assets to Citibank. The transaction is expected to close after the end of the fiscal year but before the end of the calendar year, subject to closing conditions including, among others, the approval of the Merger Agreement by SLC’s stockholders and the closing of SLC’s asset sale transactions.

In the transaction, Discover Bank will acquire: (i) the beneficial interests in securitization trusts formed for the purpose of holding the private student loans associated with public securitization transactions issued out of the SLC Private Student Loan Trust 2006-A, and private securitization transactions issued out of the SLC Private Student Loan Trusts 2010-A and 2010-B (collectively, the “Loans”), which Loans had an estimated book value at June 30, 2010 of approximately $4.2 billion, (ii) the cash reserves held in the securitization trusts associated with the Loans and (iii) certain fixed, tangible and intangible assets including, without limitation, SLC’s student loan origination business. The Company estimates that approximately 70% of the Loans are covered by insurance, and approximately 65% of the Loans are in repayment. Discover Bank will also effectively assume securitization debt of approximately $3.4 billion associated with the Loans.

Concurrently with the entry into the Merger Agreement, Discover Bank also entered into a Purchase Price Adjustment Agreement and an Indemnification Agreement with Citibank. Under the Purchase Price Adjustment Agreement, Citibank has agreed to pay Discover Bank the amount, if any, by which the aggregate Merger Consideration exceeds the closing purchase price of the securitization trust certificates, plus the absolute value of all reimbursable liabilities, less all cash or cash equivalents reflected on the closing balance sheet (excluding any cash and cash equivalents taken into account in determining the closing purchase price of the securitization trust certificates). If the aggregate Merger Consideration is less than such amount, Discover Bank would make a payment to Citibank. The Company expects that Citibank will be required to make a purchase price closing adjustment in the form of a cash payment to Discover Bank in the amount of approximately $150 million. Under the terms of the Indemnification Agreement, CitiBank has agreed to indemnify Discover Bank for liabilities and losses arising from and relating to (i) SLC’s asset sales to Sallie Mae and Citibank, (ii) failure of the issuers of the insurance policies covering the Loans to perform their obligations, and (iii) certain other events.

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

The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt, and investor sentiment; the impact of current, pending and future legislation, regulation and regulatory and legal actions, including new laws and rules limiting or modifying certain credit card practices, new laws and rules affecting securitizations, funding and liquidity, new laws and rules related to financial regulatory reform, and bank holding company regulations and supervisory guidance; the restrictions on our operations resulting from financing transactions; the actions and initiatives of current and potential competitors; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants; our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; our ability to increase or sustain Discover card usage or attract new customers; our ability to attract new merchants and maintain relationships with current merchants; the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events; fraudulent activities or material security breaches of key systems; our ability to introduce new products and services; our ability to sustain our investment in new technology and manage our relationships with third-party vendors; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; difficulty financing or integrating new businesses, products or technologies; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. In addition, we routinely evaluate and may pursue acquisitions of or investments in businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities, and which could cause actual results to differ materially from those set forth in the forward-looking statements.

Additional factors that could cause our results to differ materially from those described below can be found in this section in this quarterly report and in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended November 30, 2009 and in “Risk Factors” in our quarterly report on Form 10-Q for the quarter ended May 31, 2010, which were filed with the SEC and are available at the SEC’s internet site (http://www.sec.gov).

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

Reconciliations of GAAP to As Adjusted Data

We did not retrospectively adopt Statements No. 166 and 167 and, therefore, the condensed consolidated financial statements presented in this quarterly report as of and for the three and nine months ended August 31, 2010 reflect the new accounting requirements, but the historical statement of financial condition as of November 30, 2009 and statement of income and statement of cash flows for the three and nine months ended August 31, 2009 continue to reflect the accounting applicable prior to the adoption of the new accounting requirements.

To enable the reader to better understand our financial information by reflecting period-over-period data on a consistent basis, this Management’s Discussion and Analysis of Financial Condition and Results of Operations presents our financial information as of and for the three and nine months ended August 31, 2010 as compared to adjusted results of operations data for the three and nine months ended August 31, 2009 and adjusted credit card loan receivables data as of November 30, 2009. Management reviews the as adjusted financial information in its decision-making and in evaluating the business. Therefore, management believes the adjusted financial information is useful to investors as it aligns with management’s view of the business. The as adjusted amounts:

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

Earnings Summary and Reconciliation

	For the Three Months Ended August 31, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Interest income	$833,217	$830,864	$1,664,081	$(3,294	)(A)	$1,660,787
Interest expense	304,401	88,241	392,642	(10,404	)(B)	382,238

Net interest income	528,816	742,623	1,271,439	7,110		1,278,549
Provision for loan losses	380,999	543,428	924,427	160,782	(C)	1,085,209

Net interest income after provision for loan losses	147,817	199,195	347,012	(153,672)		193,340
Antitrust litigation settlement	472,167	—	472,167	(472,167	)(D)	—
Other income	843,793	(199,195)	644,598	(68,881	)(E)	575,717

Total other income	1,315,960	(199,195)	1,116,765	(541,048)		575,717
Total other expense	523,838	—	523,838	—		523,838

Income (loss) before income tax expense	939,939	—	939,939	(694,720)		245,219
Income tax expense (benefit)	362,485	—	362,485	(267,830	)(F)	94,655

Net income (loss)	$577,454	$—	$577,454	$(426,890)		$150,564

	For the Nine Months Ended August 31, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Interest income	$2,506,994	$2,368,388	$4,875,382	$(16,672	)(A)	$4,858,710
Interest expense	937,126	307,996	1,245,122	(32,783	)(B)	1,212,339

Net interest income	1,569,868	2,060,392	3,630,260	16,111		3,646,371
Provision for loan losses	1,962,673	1,406,659	3,369,332	495,437	(C)	3,864,769

Net interest income after provision for loan losses	(392,805)	653,733	260,928	(479,326)		(218,398)
Antitrust litigation settlement	1,419,783	—	1,419,783	(1,419,783	)(D)	—
Other income	2,167,253	(653,733)	1,513,520	122,315	(E)	1,635,835

Total other income	3,587,036	(653,733)	2,933,303	(1,297,468)		1,635,835
Total other expense	1,643,589	—	1,643,589	—		1,643,589

Income (loss) before income tax expense	1,550,642	—	1,550,642	(1,776,794)		(226,152)
Income tax expense (benefit)	626,994	—	626,994	(675,082	)(F)	(48,088)

Net income (loss)	$923,648	$—	$923,648	$(1,101,712)		$(178,064)

(A)	Elimination of interest income on certificated retained interests previously classified as investment securities and balance transfer fee income previously included in gain/loss on interest-only strip asset.
(B)	Elimination of interest expense on certificated retained interests previously classified as investment securities and an interest expense adjustment related to the discount on securitized borrowings.
(C)	Provision for loan loss on the period to period change in securitized loans.
(D)	Exclusion of settlement proceeds related to the Visa and MasterCard antitrust litigation.
(E)	Elimination of gain/loss related to revaluation of interest-only strip receivable and cash collateral accounts.
(F)	Estimated income tax benefit on the pretax loss related to Statement No. 167 adjustments and exclusion of taxes on the Visa/MasterCard antitrust litigation settlement.

Other Income and Reconciliation

	For the Three Months Ended August 31, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Securitization income	$567,288	$(567,288)	$—	$—		$—
Discount and interchange revenue	51,641	207,883	259,524	—		259,524
Fee products	78,875	26,524	105,399	—		105,399
Loan fee income	75,528	64,805	140,333	—		140,333
Transaction processing revenue	31,839	—	31,839	—		31,839
Merchant fees	10,716	—	10,716	—		10,716
Loss on investment securities	(7,422)	—	(7,422)	—		(7,422)
Antitrust litigation settlement	472,167	—	472,167	(472,167	)(A)	—
Other income	35,328	68,881	104,209	(68,881	)(B)	35,328

Total other income	$1,315,960	$(199,195)	$1,116,765	$(541,048)		$575,717

	For the Nine Months Ended August 31, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Securitization income	$1,310,435	$(1,310,435)	$—	$—		$—
Discount and interchange revenue	208,802	528,584	737,386	—		737,386
Fee products	228,899	76,802	305,701	—		305,701
Loan fee income	195,843	173,631	369,474	—		369,474
Transaction processing revenue	93,309	—	93,309	—		93,309
Merchant fees	35,289	—	35,289	—		35,289
Loss on investment securities	(9,239)	—	(9,239)	—		(9,239)
Antitrust litigation settlement	1,419,783	—	1,419,783	(1,419,783	)(A)	—
Other income	103,915	(122,315)	(18,400)	122,315	(B)	103,915

Total other income	$3,587,036	$(653,733)	$2,933,303	$(1,297,468)		$1,635,835

(A)	Exclusion of settlement proceeds related to the Visa and MasterCard antitrust litigation.
(B)	Elimination of gain/loss related to revaluation of interest-only strip receivable and cash collateral accounts.

Effective Tax Rate and Reconciliation

	For the Three Months Ended August 31, 2009	For the Nine Months Ended August 31, 2009
GAAP	38.6%	40.4%
Adjustments	—	(19.1	)(A)

As Adjusted	38.6%	21.3%

(A)	See “—Income Tax Expense” for discussion.

Direct Banking Segment Summary and Reconciliation

	For the Three Months Ended August 31, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Interest income	$833,022	$830,864	$1,663,886	$(3,294	)(A)	$1,660,592
Interest expense	304,351	88,241	392,592	(10,404	)(B)	382,188

Net interest income	528,671	742,623	1,271,294	7,110		1,278,404
Provision for loan losses	380,999	543,428	924,427	160,782	(C)	1,085,209
Other income	1,254,724	(199,195)	1,055,529	(541,048	)(D)	514,481
Other expense	489,596	—	489,596	—		489,596

Income (loss) before income tax expense	$912,800	$—	$912,800	$(694,720	)(E)	$218,080

	For the Nine Months Ended August 31, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Interest income	$2,505,974	$2,368,388	$4,874,362	$(16,672	)(A)	$4,857,690
Interest expense	936,936	307,996	1,244,932	(32,783	)(B)	1,212,149

Net interest income	1,569,038	2,060,392	3,629,430	16,111		3,645,541
Provision for loan losses	1,962,673	1,406,659	3,369,332	495,437	(C)	3,864,769
Other income	3,407,115	(653,733)	2,753,382	(1,297,468	)(D)	1,455,914
Other expense	1,545,611	—	1,545,611	—		1,545,611

Income (loss) before income tax expense	$1,467,869	$—	$1,467,869	$(1,776,794	)(E)	$(308,925)

(A)	Elimination of interest income on certificated retained interests previously classified as investment securities and balance transfer fee income previously included in gain/loss on interest-only strip asset.
(B)	Elimination of interest expense on certificated retained interests previously classified as investment securities and an interest expense adjustment related to the discount on securitized borrowings.
(C)	Provision for loan loss on the period-to-period change in securitized loans.
(D)	Exclusion of settlement proceeds related to Visa/MasterCard antitrust litigation and elimination of gain/loss related to revaluation of interest-only strip receivable and cash collateral accounts.
(E)	Estimated income tax on the pretax loss related to Statement No. 167 adjustments and exclusion of taxes on the Visa/MasterCard antitrust litigation settlement.

Loan Receivables Data and Reconciliation

	As of and for the Three Months Ended August 31, 2009		As of and for the Nine Months Ended August 31, 2009
	Total Loan Receivables	Total Credit Card Loans	Total Loan Receivables	Total Credit Card Loans
	(dollars in thousands)		(dollars in thousands)
Loan receivables
GAAP	$25,489,809	$22,721,603	$25,489,809	$22,721,603
Adjustments for Statement No. 167	25,406,787	25,406,787	25,406,787	25,406,787

As Adjusted	$50,896,596	$48,128,390	$50,896,596	$48,128,390

Allowance for loan losses (beginning of period)
GAAP	$1,986,473		$1,374,585
Adjustments for Statement No. 167	1,714,428		1,379,772

As Adjusted	$3,700,901		$2,754,357

Provision for loan losses
GAAP	$380,999		$1,962,673
Adjustments for Statement No. 167	704,210		1,902,096

As Adjusted	$1,085,209		$3,864,769

Charge-offs
GAAP	$(580,851)	$(559,672)	$(1,651,050)	$(1,604,491)
Adjustments for Statement No. 167	(598,066)	(598,066)	(1,556,363)	(1,556,363)

As Adjusted	$(1,178,917)	$(1,157,738)	$(3,207,413)	$(3,160,854)

Recoveries
GAAP	$45,739	$45,486	$146,152	$145,503
Adjustments for Statement No. 167	54,639	54,639	149,706	149,706

As Adjusted	$100,378	$100,125	$295,858	$295,209

Net charge-offs
GAAP	$(535,112)	$(514,186)	$(1,504,898)	$(1,458,988)
Adjustments for Statement No. 167	(543,427)	(543,427)	(1,406,657)	(1,406,657)

As Adjusted	$(1,078,539)	$(1,057,613)	$(2,911,555)	$(2,865,645)

Allowance for loan losses (end of period)
GAAP	$1,832,360		$1,832,360
Adjustments for Statement No. 167	1,875,211		1,875,211

As Adjusted	$3,707,571		$3,707,571

Net charge-offs %
GAAP	8.05%	8.48%	7.30%	7.63%
Adjustments for Statement No. 167	0.35	0.15	0.26	0.11

As Adjusted	8.40%	8.63%	7.56%	7.74%

Delinquency rate (Over 30 Days)
GAAP	4.86%	5.27%	4.86%	5.27%
Adjustments for Statement No. 167	0.25	0.04	0.25	0.04

As Adjusted	5.11%	5.31%	5.11%	5.31%

Delinquency rate (Over 90 Days)
GAAP	2.46%	2.70%	2.46%	2.70%
Adjustments for Statement No. 167	0.14	0.02	0.14	0.02

As Adjusted	2.60%	2.72%	2.60%	2.72%

	For the Three Months Ended	For the Nine Months Ended
	August 31, 2009
	(dollars in thousands)
Discover card
Charge-offs
GAAP	$(541,272)	$(1,560,820)
Adjustments for Statement No. 167	(598,066)	(1,556,363)

As Adjusted	$(1,139,338)	$(3,117,183)

Recoveries
GAAP	$45,214	$144,901
Adjustments for Statement No. 167	54,639	149,706

As Adjusted	$99,853	$294,607

	As of November 30, 2009
	(dollars in thousands)
Discover card
Total Discover card loans
GAAP	$19,826,153
Adjustments for Statement No. 167	27,229,062

As Adjusted	$47,055,215

Allowance for loan losses (end of period)
GAAP	$1,587,107
Adjustments for Statement No. 167	2,144,461

As Adjusted	$3,731,568

Credit Card Loans
Total credit card loans
GAAP	$20,230,302
Adjustments for Statement No. 167	27,229,062

As Adjusted	$47,459,364

Allowance for loan losses (end of period)
GAAP	$1,647,086
Adjustments for Statement No. 167	2,144,461

As Adjusted	$3,791,547

Total Loans
Total loans
GAAP	$23,625,084
Adjustments for Statement No. 167	27,229,062

As Adjusted	$50,854,146

Allowance for loan losses (end of period)
GAAP	$1,757,899
Adjustments for Statement No. 167	2,144,461

As Adjusted	$3,902,360

Net loans
GAAP	$21,867,185
Adjustments for Statement No. 167	25,084,601

As Adjusted	$46,951,786

Loans over 30 days delinquent
GAAP	$1,161,497	4.92%
Adjustments for Statement No. 167	1,539,462	0.39

As Adjusted	$2,700,959	5.31%

Loans over 90 days delinquent and accruing interest
GAAP	$522,190	2.21%
Adjustments for Statement No. 167	694,864	0.18

As Adjusted	$1,217,054	2.39%

Loans not accruing interest
GAAP	$190,086	0.80%
Adjustments for Statement No. 167	248,192	0.06

As Adjusted	$438,278	0.86%

Average Balance Sheet Reconciliation

	For the Three Months Ended August 31, 2009			For the Nine Months Ended August 31, 2009
	Average Balances	Interest Income/Expense	Yield	Average Balances	Interest Income/Expense	Yield
	(dollars in thousands)			(dollars in thousands)
Average restricted cash
GAAP	$—	$—	—%	$—	$—	—%
Adjustments for Statement No. 167	2,537,305	3,996	0.62	2,391,937	15,359	0.86

As Adjusted	$2,537,705	$3,996	0.62%	$2,391,937	$15,359	0.86%

Average investment securities
GAAP	$1,593,805	$18,062	4.50%	$1,434,401	$51,606	4.79%
Adjustments for Statement No. 167	(984,608)	(10,539)	0.40	(982,458)	(33,191)	0.64

As Adjusted	$609,197	$7,523	4.90%	$451,943	$18,415	5.43%

Average credit card loan receivables
GAAP	$24,051,037	$761,477	12.56%	$25,459,830	$2,276,152	11.91%
Adjustments for Statement No. 167	24,577,751	838,111	0.49	23,856,122	2,384,909	0.68

As Adjusted	$48,628,788	$1,599,588	13.05%	$49,315,952	$4,661,061	12.59%

Average total loan receivables
GAAP	$26,380,203	$804,874	12.10%	$27,454,927	$2,395,423	11.62%
Adjustments for Statement No. 167	24,577,751	838,111	0.69	23,856,122	2,384,909	0.79

As Adjusted	$50,957,954	$1,642,985	12.79%	$51,311,049	$4,780,332	12.41%

Average other interest-earning assets
GAAP	$2,437,304	$3,998	0.65%	$2,291,937	$15,361	0.89%
Adjustments for Statement No. 167	(2,437,304)	(3,998)	(0.65)	(2,291,937)	(15,361)	(0.89)

As Adjusted	$—	$—	—%	$—	$—	—%

Average total interest-earning assets
GAAP	$39,761,137	$833,217	8.31%	$39,698,998	$2,506,994	8.41%
Adjustments for Statement No. 167	23,693,144	827,570	2.07	22,973,665	2,351,716	1.92

As Adjusted	$63,454,281	$1,660,787	10.38%	$62,672,663	$4,858,710	10.33%

Average allowance for loan losses
GAAP	$(1,921,008)			$(1,824,834)
Adjustments for Statement No. 167	(1,833,584)			(1,639,025)

As Adjusted	$(3,754,592)			$(3,463,859)

Average other assets (non-interest bearing)
GAAP	$4,332,432			$3,580,461
Adjustments for Statement No. 167	(978,343)			(476,862)

As Adjusted	$3,354,089			$3,103,599

Average total assets
GAAP	$42,172,561			$41,454,625
Adjustments for Statement No. 167	20,881,217			20,857,778

As Adjusted	$63,053,778			$62,312,403

Average securitized borrowings
GAAP	$—	$—	—%	$—	$—	—%
Adjustments for Statement No. 167	22,713,709	77,837	1.36	22,585,331	275,211	1.62

As Adjusted	$22,713,709	$77,837	1.36%	$22,585,331	$275,211	1.62%

Average total borrowings
GAAP	$1,636,950	$14,883	3.61%	$2,685,340	$42,359	2.10%
Adjustments for Statement No. 167	22,713,709	77,837	(2.10)	22,585,331	275,211	(0.43)

As Adjusted	$24,350,659	$92,720	1.51%	$25,270,671	$317,570	1.67%

Average total interest-bearing liabilities
GAAP	$30,817,313	$304,401	3.92%	$31,276,776	$937,126	3.99%
Adjustments for Statement No. 167	22,713,709	77,837	(1.09)	22,585,331	275,211	(0.99)

As Adjusted	$53,531,022	$382,238	2.83%	$53,862,107	$1,212,337	3.00%

	For the Three Months Ended August 31, 2009	For the Nine Months Ended August 31, 2009
	Average Balances
	(dollars in thousands, except where noted)
Average other liabilities and stockholders’ equity (non-interest earning)
GAAP	$11,355,248	$10,177,849
Adjustments for Statement No. 167	(1,832,492)	(1,727,553)

As Adjusted	$9,522,756	$8,450,296

Average total liabilities and stockholders’ equity
GAAP	$42,172,561	$41,454,625
Adjustments for Statement No. 167	20,881,217	20,857,778

As Adjusted	$63,053,778	$62,312,403

	Ratios and Other Amounts
Net interest margin
GAAP	7.95%	7.62%
Adjustments for Statement No. 167	2.00	1.85

As Adjusted	9.95%	9.47%

Net yield on interest-earning assets
GAAP	5.28%	5.27%
Adjustments for Statement No. 167	2.71	2.48

As Adjusted	7.99%	7.75%

Interest rate spread
GAAP	4.40%	4.42%
Adjustments for Statement No. 167	3.15	2.91

As Adjusted	7.55%	7.33%

Amortization of balance transfer fees in interest income on credit card loans (dollars in millions)
GAAP	$33	$105
Adjustments for Statement No. 167	13	51

As Adjusted	$46	$156

Highlights

•	Net income was $261 million in the third quarter 2010 as compared to net income of $151 million in the third quarter 2009 as adjusted.

•

Discover card sales volume increased 5% in the third quarter 2010 as compared to 2009, reflecting a continuation of the year-over-year growth seen throughout 2010, due to an increase in average spend per customer and broadened merchant acceptance. However, credit card loan receivables at August 31, 2010 were down 6%, to $45.2 billion, from August 31, 2009 as adjusted due to a reduction in promotional rate balances and an increase in the payment rate. Total loan receivables were down only modestly as the decline in credit card loan receivables was partially offset by an increase in student loans.

•

Credit performance continued to improve during the third quarter 2010. Our net charge-off rate was 7.18% and our over 30 days delinquency rate was 4.16%, decreases of 79 and 36 basis points, respectively, as compared to the second quarter 2010. Additionally, improvement in our outlook for credit performance over the next twelve months led to a reduction in the loan loss reserve rate, which resulted in a $187 million reduction of our allowance for loan losses during the third quarter 2010.

•

Transaction dollar volumes in our Payment Services segment increased to $39 billion in the third quarter 2010, an increase of 8% as compared to the third quarter 2009, and the number of transactions processed on our PULSE network increased 17% during the same period. Pretax income for the segment rose to $37 million in the third quarter 2010, an increase of 36% from the third quarter 2009, reflecting increased volumes from new and existing clients as well as higher margins from transactions on our PULSE network.

•	Direct-to-consumer deposits grew to $19.1 billion at August 31, 2010, an increase of $1.5 billion as compared to May 31, 2010.

Outlook

The third quarter 2010 continued to reflect growth in sales volumes as well as improvement in the credit performance of our loan portfolio on both a sequential and year-over-year basis. As we continue to invest in marketing and advertising, we expect that Discover card sales volumes will also continue to grow, although we anticipate it may be accompanied by higher payment rates. We believe that the level of credit card loan receivables, which has declined during 2010, has stabilized as of the end of the third quarter and expect that it will remain around that level for the fourth quarter.

We expect net charge-off dollars in the fourth quarter to remain in a reasonably tight range around the third quarter level. The net charge-off rate on total loans, however, could increase in the fourth quarter as a result of an anticipated decline in total loans due to the sale of federal student loan receivables as discussed in “—Recent Developments” below.

Interest yield on credit card loan receivables declined slightly to 12.86% in the third quarter, down 7 basis points from the second quarter, reflecting the impact of the implementation of CARD Act provisions, partially offset by a decline in interest charge-offs. In the fourth quarter, we expect that interest yield on credit card loan receivables will decline further as the impact of implemented CARD Act changes is more fully reflected in our results, although the impact is expected to be partially offset by improvement in interest charge-offs.

At August 31, 2010, we had $9.1 billion in our liquidity investment portfolio, which we expect will remain relatively stable through the end of 2010. As asset-backed securitized borrowings have matured, much of the funding they provided has been replaced by issuances of direct-to-consumer deposits and a planned reduction in our liquidity investment portfolio. In the fourth quarter 2010, we expect to continue to grow direct-to-consumer deposits. With respect to securitizations, in September 2010, we issued $600 million of public asset-backed securities and utilized $200 million of capacity under private asset-backed conduit funding facilities. Future asset-backed securities issuances will depend in part on the impact of legislative and regulatory developments on securitizations. See “—Legislative and Regulatory Developments—Asset-Backed Securities Regulations” for additional discussion.

Payment Services’ transaction volume is expected to continue to grow. We plan to continue making investments to build brand awareness and our global acceptance network for credit, debit and cash access transactions. We believe that our strategic network alliances with key card networks such as Korea’s BC Card, Japan’s JCB, China UnionPay and Serbia’s DinaCard, along with continued development of merchant acquirer relationships, will be our foundation for driving global acceptance and volumes.

Recent Developments

On September 17, 2010, our wholly-owned subsidiary Discover Bank and The Student Loan Corporation (“SLC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Discover Bank agreed to acquire SLC for $600 million, or $30 per share, subject to an expected purchase price closing adjustment in the form of a cash payment of approximately $150 million by Citibank, N.A. (“Citibank”), 80% owner of SLC, to Discover Bank. The result is that Discover Bank expects to have a net cash outlay of approximately $450 million for the acquisition of SLC. The acquisition will occur through the merger of a wholly-owned subsidiary of Discover Bank with and into SLC, with SLC surviving the merger as a wholly-owned subsidiary of Discover Bank. Immediately prior to the merger, SLC is expected to sell $28 billion of assets to SLM Corporation (Sallie Mae) and $8.7 billion of assets to Citibank. Discover Bank will acquire in the merger approximately $4.2 billion of private student loans and related assets, along with assuming $3.4 billion of SLC’s existing asset-backed securitization debt funding for the loans. The transaction is expected to close after the end of the fiscal year but before the end of the calendar year, subject to closing conditions including, among others, the approval of the Merger Agreement by SLC’s stockholders and the closing of SLC’s asset sale transactions. There can be no assurance, however, that the acquisition will close by the end of the calendar year, if at all. For more information, see Note 18: Subsequent Events to our condensed consolidated financial statements.

On September 23, 2010, we completed the sale of $1.5 billion of federal student loans to the U.S. Department of Education as part of the 2009-10 Loan Purchase Program under the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”).

Legislative and Regulatory Developments

Legislation Addressing Credit Card Practices

In May 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was enacted. The CARD Act made numerous changes to the Truth in Lending Act, affecting the marketing, underwriting, pricing, billing and other aspects of the consumer credit card business. Several provisions of the CARD Act became effective in August 2009, but most of the requirements became effective in February 2010 and others became effective in August 2010.

A number of the CARD Act’s requirements reflected our existing practices and have not required modifications of policies or procedures. Certain provisions of the CARD Act, however, have required and will require us to make additional fundamental changes to our business practices and systems. We are continuing to evaluate appropriate modifications to products, pricing, marketing strategies and other business practices that will be in compliance with the law, will be attractive to consumers and will provide a good return for our stockholders. The restrictions on late and other penalty fees will reduce loan fee revenues and may impact our ability to deter late payments. The requirement to review annual percentage rate increases since January 1, 2009 will reduce our interest income. The full impact of the CARD Act ultimately depends upon successful implementation of our strategies, consumer behavior, and the actions of our competitors, in addition to further Federal Reserve and Bureau of Consumer Financial Protection interpretation of the provisions.

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

Financial Regulatory Reform

In July 2010, the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Reform Act”), which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Reform Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring us to change our business practices, requiring us to meet more stringent capital, liquidity and leverage ratio requirements, limiting our ability to pursue business opportunities, imposing additional costs on us, limiting fees we can charge for services, impacting the value of our assets, or otherwise adversely affecting our businesses.

The Reform Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms, including bank holding companies with assets of at least $50 billion, which would include us. It does so through a variety of measures, including increased capital and liquidity requirements, limits on leverage, enhanced supervisory authority (including authority to limit activities and growth), regulatory oversight of non-banking entities, broad new powers to seize and wind down failed systemically-important financial firms, including non-bank financial companies (and the establishment of a mechanism to recover such costs through assessments on large financial firms), enhanced regulation of derivatives, restrictions on and additional disclosure of executive compensation, additional corporate governance requirements, and oversight of credit rating agencies. Effective July 2011, the Reform Act requires a bank holding company that elects treatment as a financial holding company, including us, to be both well-capitalized and well-managed in addition to the existing requirement that a financial holding company’s subsidiary banks be well-capitalized and well-managed.

Additionally, the Reform Act establishes the Bureau of Consumer Financial Protection (the “BCFP”) within the Federal Reserve, which will regulate consumer credit. On July 21, 2011, the consumer financial protection functions currently assigned to the federal banking and other designated agencies will shift to the BCFP. The BCFP will have broad rulemaking and enforcement authority over providers of credit, savings and payment services and products. The BCFP will be directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. The BCFP will have rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination and enforcement authority over institutions subject to its jurisdiction, which would include us. State officials will be authorized to enforce consumer protection rules issued by the BCFP.

In addition, the Reform Act requires, effective July 21, 2011, that interchange fees paid to or charged by payment card issuers on debit card transactions must be “reasonable and proportional” to the issuer’s cost in connection with authorization, clearance or settlement of such transactions. The Reform Act directs the Federal Reserve to enact rules to implement this requirement, and also to enact rules to prohibit debit card networks and issuers from requiring transactions to be processed solely on a single payment network or two or more affiliated networks. Further, the Reform Act prohibits credit/debit network rules that restrict merchants from offering discounts to customers in order to encourage them to use a particular form of payment, or from setting minimum transaction amounts of $10.00 or less for use of credit cards (or, with respect to government agencies and educational institutions, maximum transaction amounts), as long as such merchant practices do not differentiate on the basis of the issuer or network. The impact of these provisions on the debit card market and the PULSE network is uncertain at this time and will depend upon Federal Reserve implementing regulations, the actions of our competitors, and the behavior of other marketplace participants.

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

As described below under “—Asset-Backed Securities Regulations,” the Reform Act also imposes a number of significant changes relating to the asset-backed securities and structured finance markets, which may impact our ability and/or desire to utilize those markets to meet funding and liquidity needs.

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

Asset-Backed Securities Regulations

While we have capacity to issue new asset-backed securities from our securitization trusts, there has been uncertainty in the securitization market recently as a result of revised accounting standards and related guidance from the FDIC as well as proposed new Securities and Exchange Commission (“SEC”) rules governing the issuance of asset-backed securities and additional requirements contained in the Reform Act.

FDIC Rule

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

In March 2010, the FDIC published a final rule that preserves the safe-harbor treatment applicable under the existing FDIC rule for beneficial interests in securitizations of revolving assets issued on or prior to September 30, 2010 so long as those securitizations would have complied with the original safe harbor under GAAP in effect prior to November 15, 2009. On September 27, 2010, the FDIC approved a final rule that preserves the safe-harbor treatment applicable to revolving trusts and master trusts, which we believe includes the trusts used in our credit card securitization program. Other legislative and regulatory developments, namely the proposed SEC Regulation AB 2, the securitization and rating agency provisions of the Reform Act and the federal banking agencies’ notice regarding their consideration of replacement of the ratings-based approach for assessing capital charges against securitization exposures, may, however, impact our ability and/or desire to issue asset-backed securities in the future. See below for additional information.

SEC Regulation AB 2

In April 2010, the SEC proposed revised rules for asset-backed securities offerings (“SEC Regulation AB 2”) that, if adopted, would substantially change the disclosure, reporting and offering process for public and private offerings of asset-backed securities, including those offered under our securitization program. The proposed rules, if adopted in their current form, would, among other things, impose as a condition for the shelf registration of asset-backed securities a requirement that the sponsor of the asset-backed securities offering hold a minimum of 5% of the nominal amount of each of the tranches sold or transferred to investors (or, in the case of revolving master trusts, an originator’s interest of a minimum of 5% of the nominal amount of the securitization exposures) and not hedge those holdings. Issuers of publicly offered asset-backed securities would be required to disclose more information regarding the underlying assets and to file a computer program that demonstrates the effect of the transaction’s waterfall of distributions. In addition, the proposals would alter the safe-harbor standards for the private placement of asset-backed securities to impose informational requirements similar to those that would apply to registered public offerings of such securities.

Reform Act

The Reform Act also imposes a number of significant changes relating to the asset-backed securities and structured finance markets, including a requirement that regulators jointly adopt regulations requiring the sponsor of a securitization to retain, subject to certain exemptions and exceptions, at least 5% unhedged credit risk on securitized exposures. The Reform Act also requires the SEC to impose asset-level registration statement disclosure requirements if the data is necessary for investors to independently perform due diligence.

Additionally, the Reform Act nullified Rule 436(g) of the Securities Act of 1933 (the “Securities Act”) effective immediately, which had provided that credit ratings assigned by a rating agency would not be considered part of a registration statement prepared or certified by an expert. This change requires registrants (including issuers of asset-backed securities) to obtain written consent of a credit rating agency in order to include the agency’s rating in a registration statement and subjects the rating agencies to “expert liability” under Section 11 of the Securities Act for misstatements or omissions of materials facts in connection with such credit rating disclosure. In response to this measure, the major credit rating agencies issued statements indicating that they would be unwilling to provide the required consent. In order to provide a transition period, the SEC subsequently issued a “no-action” letter in July 2010 allowing issuers to omit credit ratings from registration statements until January 24, 2011. Failure to resolve this issue after expiration of the no-action period could impact our ability to offer registered asset-backed securities.

Section 939A of the Reform Act requires each federal agency to review and to remove references to external credit ratings from their regulations that require the use of an assessment of creditworthiness of a security, and to substitute in their place other standards of creditworthiness that the agencies determine to be appropriate for such regulations. In response to such requirement, in August 2010, the federal banking agencies issued an advance notice of proposed rulemaking soliciting comment on alternatives to the use of credit ratings in their risk-based capital rules for banking organizations, including alternatives to the ratings-based approach in such rules for securitization exposures. It is not clear what alternatives will ultimately be adopted. Any such alternatives could, among other things, significantly affect the amount of capital that banking organizations are required to keep against such exposures.

It is uncertain at this time what the rules implementing the provisions of the Reform Act related to asset-backed securities will ultimately look like and what impact they will have on our ability and/or desire to issue asset-backed securities in the future. For instance, with respect to risk retention, we currently hold the seller’s interest in our securitization trusts as well as certain subordinated tranches issued by these trusts, which collectively represent approximately 57% of the principal receivables balance in our trusts as of August 31, 2010. Although we believe it likely that any final regulations implementing the Reform Act risk retention requirements, which must be adopted on an interagency basis, will recognize these interests as satisfying the risk retention requirement, we will not have certainty until the proposed rules have been promulgated. The SEC recently published a timetable for the release of its rules implementing the provisions of the Reform Act including those impacting the issuance of asset-backed securities, which are scheduled to be released between October 2010 and July 2011. However, the SEC has provided no timetable for implementing the disclosure changes in proposed SEC Regulation AB 2, as the Reform Act does not mandate the timing for adoption of those changes.

Student Loan Legislation

The Health Care and Education Reconciliation Act of 2010 (“HCERA”). HCERA requires all federal student loans originated after July 2010 to be made directly by the federal government, rather than by private institutions through the Federal Family Education Loan Program. Because HCERA allows financial institutions to continue offering private student loans, we do not currently expect it to have a significant impact on our private student loan program. The Reform Act referenced above provides for a study of private education loans and lenders, and creates a private education loan Ombudsman within the Bureau of Consumer Financial Protection. The study could lead to additional legislation or regulation in the future. In addition, legislation has been introduced in Congress that would make it easier for borrowers to discharge private student loans in bankruptcy, as described further below.

Bankruptcy Legislation

A bill referred to the Senate Judiciary Committee would disallow claims in Chapter 7 bankruptcy based on “high cost” consumer debt and exclude consumers with such debt from the bankruptcy “means test.” The means test requires debtors who can afford to repay a portion of their debts through Chapter 13 repayment plan do so, rather than discharge all indebtedness under Chapter 7. The proposed legislation, if enacted, could increase the percentage of bankruptcy filers who obtain full debt discharges to the detriment of all unsecured lenders, and could result in increased charge-offs of our loan receivables. It is unclear whether this legislation will be considered by the next Congress.

Congress also considered legislation this year to allow bankruptcy courts to restructure first mortgage loans (e.g., by reducing the loan amount to the value of the collateral, a process referred to as “cramdown”). Such a change would likely increase the number of individuals who file for bankruptcy, which would adversely impact all creditors including us. While the House of Representatives approved a cramdown bill, the Senate did not. This or similar legislation could be reintroduced in the next Congress.

In addition, a bill has been introduced in Congress that would remove current limitations on the dischargeability of private student loan debts in bankruptcy. If enacted, the bill would make it easier for borrowers of private student loans to obtain a discharge of their student loan debts. The bill was recently approved by a subcommittee and forwarded to the House Committee on the Judiciary for consideration. The prospects for further advancement of this bill in the current Congressional session are unclear.

Compensation Developments

In June 2010, the Federal Reserve, together with the FDIC and the other banking agencies, issued final guidance designed to ensure that incentive compensation practices of financial organizations take into account risk and are consistent with safety and soundness. The Federal Reserve recently conducted a special horizontal review of compensation practices at more than twenty large complex banking organizations, including us, with the expectation that incentive compensation practices appropriately balance risk and financial results and avoid creating incentives for employees to take imprudent risks. The Reform Act described above under “—Financial Regulatory Reform” imposes additional disclosures and restrictions on compensation.

FDIC Initiatives Regarding Assessments

Market failures have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. In January 2010, the FDIC issued an Advance Notice of Proposed Rulemaking seeking comment on ways that the FDIC’s risk-based deposit insurance assessment system could be changed to account for the risks posed by certain employee incentive compensation programs. The proposed rulemaking was subject to a public comment period, which has expired, but no final rule has been issued. Additionally, in May 2010, the FDIC issued a Notice of Proposed Rulemaking proposing to revise the deposit assessment system applicable to large institutions, which would include Discover Bank, to better align assessment rates with the risks of such institutions. New initial and total base assessment rates would be effective January 1, 2011. The proposal includes a larger assessment on deposits that are treated under applicable banking regulations as brokered deposits to the extent that brokered deposits exceed 10% of the total deposits of a bank, which would adversely affect the assessment paid by Discover Bank, assuming its current deposit level and composition. The proposed rulemaking was subject to a public comment period, which expired in early July 2010, but no final rule has been issued. As discussed above under “—Financial Regulatory Reform,” the Reform Act will likely increase the amounts that we will have to pay to the FDIC for deposit insurance.

Initiatives Related to Capital and Liquidity

The Basel Committee on Banking Supervision released two consultative documents proposing significant changes to bank capital, leverage and liquidity requirements in December 2009, commonly referred to as “Basel III.” The Basel Committee considered public comments received on the December proposal, the results of a qualitative impact study and the economic impact over the transition period. In July 2010, the Committee issued statements that reflected, among other things, decisions reached on certain elements of the comprehensive proposals, including the overall design of the capital and liquidity reform package.

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced minimum capital ratios and transition periods and endorsed the statements the Committee released in July 2010. The announcement provides that: (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2% level to 4.5%, to be phased in by January 1, 2015, and (ii) the minimum requirement for the Tier 1 capital ratio will be increased from 4% to 6%, to be phased in by January 1, 2015.

In addition, Basel III includes a “capital conservation buffer” that requires banking organizations to maintain an additional 2.5% of Tier 1 common equity to total risk weighted assets on top of the minimum requirement, which will be phased in between January 1, 2016 and January 1, 2019. The capital conservation buffer is designed to absorb losses in periods of financial and economic distress and, while banks are allowed to draw on the buffer during periods of stress, if a bank’s regulatory capital ratios approach the minimum requirement, the bank will be subject to constraints on earnings distributions. In addition, Basel III includes a countercyclical buffer within a range of 0% – 2.5%, which would be implemented according to national circumstances.

These capital requirements are supplemented under Basel III by a non-risk-based leverage ratio. A minimum Tier 1 leverage ratio of 3% will be tested during the parallel run period starting January 1, 2013. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017.

The September 2010 Basel III announcement states that systemically important banks should have higher “loss absorbing capacity” than required by the Basel III standards. The announcement also reaffirms the Basel Committee’s intention to introduce higher capital requirements on securitization and trading activities at the end of 2011.

The Basel III liquidity proposals have three main elements: (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors. After an observation period beginning in 2011, the liquidity coverage ratio will become effective on January 1, 2015. The revised net stable funding ratio will become effective January 1, 2018.

The U.S. federal banking agencies expressed support for the agreements reached by the Group of Governors and Heads of Supervision set forth in the announcement made in September 2010. While the announcement provided clarity on the minimum capital levels, many of the details of the new framework will remain unclear until the final release is issued. The Basel Committee is expected to release the final detailed requirements later this year. Implementation of any final provisions of Basel III in the U.S. will require implementing regulations and guidelines by U.S. banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how U.S. banking regulators will define “well-capitalized” in their implementation of Basel III.

The Reform Act also includes provisions related to increased capital and liquidity requirements. Such provisions would establish minimum leverage and risk-based capital requirements on a consolidated basis for all depository institution holding companies and insured depository institutions that cannot be less than the minimum currently in effect for depository institutions.

We are not able to predict at this time the content of capital and liquidity guidelines or regulations that may be adopted by regulatory agencies having authority over us and our subsidiaries or the impact that any changes in regulation would have on us. If new standards require us or our banking subsidiaries to maintain more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities in order to comply with formulaic liquidity requirements, such regulation could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities.

*    *    *

The remaining discussion provides a summary of our results of operations for the three and nine months ended August 31, 2010 compared to our results of operations for the three and nine months ended August 31, 2009 as adjusted. It also provides information about our loan receivables as of August 31, 2010 as compared to November 30, 2009 as adjusted and August 31, 2009 as adjusted. For a reconciliation of GAAP to as adjusted financial data, see “—Reconciliation of GAAP to As Adjusted Data.”

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

The following table presents segment data (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2010	2009	2010	2009
Direct Banking(1)
Interest income	$1,535,934	$1,660,592	$4,646,856	$4,857,690
Interest expense	389,059	382,188	1,207,322	1,212,149

Net interest income	1,146,875	1,278,404	3,439,534	3,645,541
Provision for loan losses	712,565	1,085,209	2,824,035	3,864,769
Other income	495,771	514,481	1,423,823	1,455,914
Other expense	534,782	489,596	1,465,749	1,545,611

Income (loss) before income tax expense	395,299	218,080	573,573	(308,925)

Payment Services
Interest income	5	195	15	1,020
Interest expense	78	50	160	190

Net interest income	(73)	145	(145)	830
Provision for loan losses	—	—	—	—
Other income	68,373	61,236	199,041	179,921
Other expense	31,456	34,242	88,841	97,978

Income before income tax expense	36,844	27,139	110,055	82,773

Total income (loss) before income tax expense	$432,143	$245,219	$683,628	$(226,153)

(1)	The 2009 Direct Banking segment information is presented on an as adjusted basis. No adjustments have been made to the Payment Services segment. See reconciliation in “—Reconciliation of GAAP to As Adjusted Data.”

The following table presents information on transaction volume (amounts in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2010	2009	2010	2009
Network Transaction Volume
PULSE Network	$30,581,850	$28,051,978	$86,845,109	$84,634,195
Third-Party Issuers	1,793,785	1,446,308	5,034,051	4,149,286
Diners Club	6,542,418	6,465,990	19,805,455	19,000,168

Total Payment Services	38,918,053	35,964,276	111,684,615	107,783,649
Discover Network—Proprietary(1)	24,880,163	23,579,434	71,684,416	67,976,397

Total Volume	$63,798,216	$59,543,710	$183,369,031	$175,760,046

Transactions Processed on Networks
Discover Network	418,423	390,643	1,192,556	1,126,605
PULSE Network	882,172	753,201	2,407,359	2,201,903

Total	1,300,595	1,143,844	3,599,915	3,328,508

Credit Card Volume
Discover Card Volume(2)	$25,552,568	$23,955,402	$73,644,406	$72,256,730
Discover Card Sales Volume(3)	$23,992,715	$22,768,927	$69,251,162	$65,556,858

(1)	Represents gross proprietary sales volume on the Discover Network.
(2)	Represents Discover card activity related to net sales, balance transfers, cash advances and fee-based products.
(3)	Represents Discover card activity related to net sales.

Direct Banking

Our Direct Banking segment reported pretax income of $395 million and $574 million for the three and nine months ended August 31, 2010, respectively, as compared to pretax income of $218 million for the three months ended August 31, 2009 as adjusted and a pretax loss of $309 million for the nine months ended August 31, 2009 as adjusted.

Discover card sales volume was up in both the quarter-to-date and year-to-date periods ending August 31, 2010 as compared to the prior year periods, reflecting higher average spend per customer, as well as a continued increase in merchant acceptance. Loan receivables totaled $50.1 billion at August 31, 2010, which was down from $50.9 billion at August 31, 2009 as adjusted, as a decline in credit card loans was partially offset by growth in student loans. The decline in credit card loans was driven by a reduction in promotional rate balances and an increase in the payment rate.

Net interest income declined during the three and nine months ended August 31, 2010 as compared to the three and nine months ended August 31, 2009 as adjusted, largely due to a lower net interest margin as well as a lower average level of loan receivables. The decline in net interest margin is reflective of an increase in lower rate student loan balances, the impact of legislative changes on credit card yield and higher funding costs. This was partially offset by a reduction in lower yielding promotional rate credit card balances, higher interest rates on standard balances and lower interest charge-offs.

At August 31, 2010, our over 30-days delinquency rate was 4.16% as compared to 5.11% at August 31, 2009 as adjusted, which is reflective of continued improvement in credit performance. At August 31, 2010, the net charge-off rate declined to 7.18% for the three months then ended, compared to 8.40% for the same period in 2009 as adjusted. For the nine months ended August 31, 2010, the net charge-off rate rose to 7.89% as compared to 7.56% for the same period in 2009 as adjusted. This increase for the nine month period was largely attributable to a peak in the level of charge-offs during the first quarter 2010.

The provision for loan losses declined in both the quarter-to-date and year-to-date periods ended August 31, 2010 as compared to August 31, 2009 as adjusted, which was primarily the result of a reduction in the loan loss reserve rate. Additionally, in the third quarter 2010, the decline in the provision for loan losses was also impacted by a decline in the level of net charge-offs. For a more detailed discussion on provision for loan losses, see “—Loan Quality—Provision and Allowance for Loan Losses.”

Other income decreased in both periods as compared to the prior year as adjusted primarily due to the discontinuance of overlimit fees on consumer credit card loans beginning in February 2010 in connection with implementing the provisions of the CARD Act and lower late fees. This was partially offset by lower charge-offs of overlimit and late fees, a gain related to the liquidation of the collateral supporting our Golden Key investment (See Note 3: Investment Securities to our condensed consolidated financial statements) and higher discount and interchange revenue related to higher sales volume.

In the third quarter 2010, other expenses increased from the third quarter 2009 as we increased investments in account acquisition and promotional marketing while continuing to increase our investment in advertising. However, total other expense declined for the year-to-date period ending August 31, 2010 as compared to the comparable prior year period as the impact of the cost containment initiatives begun in 2009, particularly those related to employee compensation and benefits and information processing and communications, more than offset the impact of higher marketing expenses. Additionally, the first quarter of 2010 benefited from a $29 million expense reversal related to the payment to Morgan Stanley under an amendment to the special dividend agreement, while the second quarter 2009 included a $20 million restructuring charge related to a reduction in force.

Payment Services

Our Payment Services segment reported pretax income of $37 million and $110 million for the three and nine months ended August 31, 2010, respectively, which was 36% and 33% higher than the three and nine months ended August 31, 2009, respectively, due to higher revenues and lower expenses. Higher revenues in both periods reflected increased volumes from new and existing clients, as well as higher margins from transactions on the PULSE network. Lower expenses in both periods were primarily due to transaction processing cost reduction initiatives as well as the inclusion of a number of significant Diners Club marketing initiatives in the third quarter 2009.

Transaction dollar volume for the three and nine months ended August 31, 2010 was $39 billion and $112 billion, respectively, an increase of 8% and 4% compared to the respective periods in 2009. The increase in transaction dollar volume was driven by higher volumes from all three contributors of our payments business. Additionally, the number of transactions processed on the PULSE Network from both new and existing clients increased by 17% and 9% for the three and nine months ended August 31, 2010, respectively, as compared to 2009.

Critical Accounting Estimates

In preparing our condensed consolidated financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the accrual of credit card customer rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment and the accrual of income taxes as critical accounting estimates.

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

Earnings Summary

The following table outlines changes in our condensed consolidated statements of income for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2010 vs. 2009 increase (decrease)		For the Nine Months Ended August 31,		2010 vs. 2009 increase (decrease)
	2010	2009 (As Adjusted1)	$	%	2010	2009 (As Adjusted1)	$	%
Interest income	$1,535,939	$1,660,787	$(124,848)	(8%)	$4,646,871	$4,858,710	$(211,839)	(4%)
Interest expense	389,137	382,238	6,899	2%	1,207,482	1,212,339	(4,857)	0%

Net interest income	1,146,802	1,278,549	(131,747)	(10%)	3,439,389	3,646,371	(206,982)	(6%)
Provision for loan losses	712,565	1,085,209	(372,644)	(34%)	2,824,035	3,864,769	(1,040,734)	(27%)

Net interest income after provision for loan losses	434,237	193,340	240,897	125%	615,354	(218,398)	833,752	NM
Other income	564,144	575,717	(11,573)	(2%)	1,622,864	1,635,835	(12,971)	(1%)
Other expense	566,238	523,838	42,400	8%	1,554,590	1,643,589	(88,999)	(5%)

Income (loss) before income tax expense	432,143	245,219	186,924	76%	683,628	(226,152)	909,780	NM
Income tax expense (benefit)	171,526	94,655	76,871	81%	268,482	(48,088)	316,570	NM

Net income (loss)	$260,617	$150,564	$110,053	73%	$415,146	$(178,064)	$593,210	NM

(1)	See “—Reconciliation of GAAP to As Adjusted Data.”

Net Interest Income

The tables that follow this section have been provided to supplement the discussion below and provide further analysis of net interest income, net interest margin and the impact of rate and volume changes on net interest income. Net interest income represents the difference between interest income earned on our interest-earning assets and the interest expense incurred to finance those assets. We analyze net interest income in total by calculating net interest margin (interest income, net of interest expense, as a percentage of average total loan receivables). We also separately consider (i) the impact of the level of loan receivables’ and the related interest yield and (ii) the impact of each of our funding source’s cost of funds, along with the income generated by our liquidity investment portfolio on net interest income.

Our interest-earning assets consist of: (i) loan receivables, (ii) cash and cash equivalents, which includes amounts on deposit with the Federal Reserve, highly rated certificates of deposit, and triple-A rated government mutual funds, (iii) restricted cash, (iv) short-term investments and (v) investment securities. Our interest-bearing liabilities consist primarily of deposits, both direct-to-consumer and brokered, and long-term borrowings, including amounts owed to securitization investors. Net interest income is influenced by the following:

•

The level and composition of loan receivables, including the proportion of credit card loans to other consumer loans, as well as the proportion of loan receivables bearing interest at promotional rates as compared to standard rates;

•	The credit performance of our loans, particularly with regard to charge-offs of finance charges, which reduce interest income;

•	The terms of long-term borrowings and certificates of deposit upon initial offering, including maturity and interest rate;

•	The level and composition of other interest-bearing assets and liabilities, including our liquidity investment portfolio;

•	Changes in the interest rate environment, including the levels of interest rates and the relationship between interest rate indices, such as the prime rate, the federal funds rate and LIBOR; and

•	The effectiveness of interest rate swaps in our interest rate risk management program.

For the Three Months Ended August 31, 2010 and 2009

Net interest income was $1.1 billion for the three months ended August 31, 2010, a decline of 10% as compared to the three months ended August 31, 2009 as adjusted. The decline in net interest income was primarily driven by a decline in net interest margin, as well as a lower level of loan receivables.

Net interest margin was 9.16% for the third quarter 2010, down 79 basis points as compared to the third quarter 2009 as adjusted. This reflects the impact of legislative changes during 2010 related to restrictions on imposing default interest rates on existing balances, an increase in lower-rate student loan balances as a proportion of total loan receivables and higher funding costs. This was partially offset by a reduction in promotional rate credit card balances and lower interest charge-offs.

Average loan receivables declined 2% driven by a $3.7 billion decline in average credit card loan receivables partially offset by an increase in student loan receivables. The decline in credit card loan receivables was driven by a reduction in promotional rate balances and an increase in the payment rate.

Funding costs increased in the third quarter 2010 as compared to the third quarter 2009 as adjusted. The increase is primarily due to a shift in our funding mix from securitized borrowings to higher-rate interest-bearing deposits and an increase in the funding cost of other long-term borrowings related to subordinated debt issuances in November 200 and April 2010, partially offset by a year-over-year decline in the funding costs of interest-bearing deposits.

For the Nine Months Ended August 31, 2010 and 2009

Net interest income was $3.4 billion for the nine months ended August 31, 2010, a decline of 6% as compared to the nine months ended August 31, 2009 as adjusted. The decline in net interest income was primarily due to a lower average level of loan receivables as well as a decline in net interest margin.

Net interest margin was 9.10% for the nine months ended August 31, 2010, down 37 basis points as compared to the nine months ended August 31, 2009 as adjusted. This reflects a higher mix of lower-rate student loans in our loan portfolio, lower rates earned on our liquidity investment portfolio and higher interest rates on long-term borrowings issued since August 31, 2009, partially offset by lower deposit funding costs and an improvement in credit card yield. Yield on credit card loan receivables improved as a result of lower promotional rate balances, higher interest rates earned on standard balances and lower interest charge-offs, partially offset by the impact of legislative changes related to restrictions on imposing default interest rates on existing balances beginning in February 2010.

The level of net interest income also declined during the nine months ended August 31, 2010, as compared to the same period ended August 31, 2009 as adjusted, largely due to a decline in the level of credit card loan receivables, which was driven by a reduction in promotional rate balances and an increase in the payment rate. This was partially offset by an increase in the level of student loans and a higher average level of liquidity.

Funding costs declined slightly in the year-to-date period ending August 31, 2010 as compared to the same period in 2009 largely as a result of a lower level of higher-rate securitized borrowings and lower deposit funding costs. This was partially offset by higher levels of deposits, which were used to replace a significant portion of the asset-backed securities maturities, and higher funding costs associated with subordinated debt issuances in November 2009 and April 2010.

Average Balance Sheet Analysis

	For the Three Months Ended August 31,
	2010			2009 (As Adjusted1)
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$8,352,952	0.25%	$5,326	$9,349,825	0.27%	$6,283
Restricted cash	1,062,261	0.20%	533	2,537,305	0.62%	3,996
Other short-term investments	375,000	1.07%	1,011	—	—	—
Investment securities	1,196,306	1.85%	5,574	609,197	4.90%	7,523
Loan receivables(2):
Credit card(3)	44,905,220	12.86%	1,455,907	48,628,788	13.05%	1,599,588
Other(4)	4,782,080	5.61%	67,588	2,329,166	7.39%	43,397

Total loan receivables	49,687,300	12.16%	1,523,495	50,957,954	12.79%	1,642,985

Total interest-earning assets	60,673,819	10.04%	1,535,939	63,454,281	10.38%	1,660,787
Allowance for loan losses	(3,856,016)			(3,754,592)
Other assets	3,973,848			3,354,089

Total assets	$60,791,651			$63,053,778

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(5)	$26,985,136	3.70%	251,524	$25,094,285	4.32%	273,510
Money market deposits	3,936,681	1.52%	15,105	3,935,227	1.54%	15,299
Other interest-bearing deposits	3,485,724	1.42%	12,508	150,851	1.86%	709

Total interest-bearing deposits(6)	34,407,541	3.22%	279,137	29,180,363	3.94%	289,518
Borrowings:
Short-term borrowings	—	—	—	16,304	0.24%	10
Securitized borrowings	14,964,828	1.77%	66,677	22,713,709	1.36%	77,837
Other long-term borrowings	2,884,933	5.96%	43,323	1,620,646	3.64%	14,873

Total borrowings	17,849,761	2.44%	110,000	24,350,659	1.51%	92,720

Total interest-bearing liabilities	52,257,302	2.95%	389,137	53,531,022	2.83%	382,238
Other liabilities and stockholders’ equity	8,534,349			9,522,756

Total liabilities and stockholders’ equity	$60,791,651			$63,053,778

Net interest income			$1,146,802			$1,278,549

Net interest margin(7)		9.16%			9.95%
Net yield on interest-earning assets(8)		7.50%			7.99%
Interest rate spread(9)		7.09%			7.55%

	For the Nine Months Ended August 31,
	2010			2009 (As Adjusted1)
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$10,528,297	0.25%	$20,018	$8,517,733	0.70%	$44,604
Restricted cash	2,401,644	0.15%	2,646	2,391,937	0.86%	15,359
Other short-term investments	189,234	1.01%	1,437	—	—	—
Investment securities	910,722	2.34%	15,966	451,943	5.43%	18,415
Loan receivables(2):
Credit card(3)	45,931,331	12.83%	4,423,654	49,315,952	12.59%	4,661,061
Other(4)	4,413,788	5.53%	183,150	1,995,097	7.96%	119,271

Total loan receivables	50,345,119	12.19%	4,606,804	51,311,049	12.41%	4,780,332

Total interest-earning assets	64,375,016	9.62%	4,646,871	62,672,663	10.33%	4,858,710
Allowance for loan losses	(3,967,079)			(3,463,859)
Other assets	4,004,750			3,103,599

Total assets	$64,412,687			$62,312,403

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(5)	$27,637,969	3.90%	808,646	$24,409,522	4.60%	842,592
Money market deposits	4,359,380	1.40%	45,715	4,107,967	1.66%	51,190
Other interest-bearing deposits	2,593,249	1.47%	28,560	73,947	1.77%	985

Total interest-bearing deposits(6)	34,590,598	3.40%	882,921	28,591,436	4.17%	894,767
Borrowings:
Short-term borrowings	—	—	—	1,115,584	0.30%	2,538
Securitized borrowings	17,872,540	1.55%	207,580	22,585,331	1.62%	275,211
Other long-term borrowings	2,705,586	5.76%	116,981	1,569,756	3.38%	39,821

Total borrowings	20,578,126	2.10%	324,561	25,270,671	1.67%	317,570

Total interest-bearing liabilities	55,168,724	2.92%	1,207,482	53,862,107	3.00%	1,212,337
Other liabilities and stockholders’ equity	9,243,963			8,450,296

Total liabilities and stockholders’ equity	$64,412,687			$62,312,403

Net interest income			$3,439,389			$3,646,373

Net interest margin(7)		9.10%			9.47%
Net yield on interest-earning assets(8)		7.12%			7.75%
Interest rate spread(9)		6.70%			7.33%

(1)	Information related to restricted cash, investment securities, credit card loan receivables, allowance for loan losses, other assets, securitized borrowings, other long-term borrowings and other liabilities and stockholders’ equity are presented on an as adjusted basis. No adjustments have been made for cash and cash equivalents, other short-term investments, other loan receivables, interest-bearing deposits, short-term borrowings and other long-term borrowings. See “—Reconciliation of GAAP to As Adjusted Data.”
(2)	Average balances of loan receivables include non-accruing loans and these loans are, therefore, included in the yield calculations. If these balances were excluded, there would not be a material impact on the amounts reported above.
(3)	Interest income on credit card loans includes $41 million and $124 million of amortization of balance transfer fees for the three and nine months ended August 31, 2010, respectively. Interest income on credit card loans includes $46 million and $156 million as adjusted of amortization of balance transfer fees for the three and nine months ended August 31, 2009, respectively.
(4)	Includes student loans held for sale.
(5)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.
(6)	Includes the impact of FDIC insurance premiums and special assessments.
(7)	Net interest margin represents net interest income as a percentage of average total loan receivables.
(8)	Net yield on interest-earning assets represents net interest income as a percentage of total interest-earning assets.
(9)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended August 31, 2010 vs. August 31, 2009			For the Nine Months Ended August 31, 2010 vs. August 31, 2009
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) due to changes in:
Interest-earning assets:
Cash and cash equivalents	$(647)	$(310)	$(957)	$13,818	$(38,404)	$(24,586)
Restricted cash	(1,594)	(1,869)	(3,463)	103	(12,816)	(12,713)
Other short-term investments	1,011	—	1,011	1,437	—	1,437
Investment securities	21,397	(23,346)	(1,949)	16,335	(18,784)	(2,449)
Loan receivables:
Credit cards	(121,002)	(22,679)	(143,681)	(370,729)	133,322	(237,407)
Other	87,311	(63,120)	24,191	128,627	(64,748)	63,879

Total loan receivables	(33,691)	(85,799)	(119,490)	(242,102)	68,574	(173,528)

Total interest income	(13,524)	(111,324)	(124,848)	(210,409)	(1,430)	(211,839)
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	100,039	(122,025)	(21,986)	143,181	(177,127)	(33,946)
Money market deposits	38	(232)	(194)	4,496	(9,972)	(5,476)
Other interest-bearing deposits	12,990	(1,191)	11,799	27,888	(312)	27,576

Total interest-bearing deposits	113,067	(123,448)	(10,381)	175,565	(187,411)	(11,846)
Borrowings:
Short-term borrowings	(10)	—	(10)	(2,538)	—	(2,538)
Securitized borrowings	(104,559)	93,399	(11,160)	(55,230)	(12,401)	(67,631)
Other long-term borrowings	15,669	12,781	28,450	39,096	38,064	77,160

Total borrowings	(88,900)	106,180	17,280	(18,672)	25,663	6,991

Total interest expense	24,167	(17,268)	6,899	156,893	(161,748)	(4,855)

Net interest income	$(37,691)	$(94,056)	$(131,747)	$(367,302)	$160,318	$(206,984)

(1)	The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between August 31, 2010 and August 31, 2009 as adjusted based on the percentage of the rate or volume variance to the sum of the two absolute variances. Calculation of rate/volume variance is based on August 31, 2009 amounts as adjusted.

Loan Quality

Loan receivables consist of the following (dollars in thousands):

	August 31, 2010	November 30, 2009
		(As Adjusted1)
Student loans held for sale	$1,437,592	$—
Loan portfolio:
Credit card loans:
Discover card	44,930,267	47,055,215
Discover business card	317,899	404,149

Total credit card loans	45,248,166	47,459,364
Other consumer loans:
Personal loans	1,706,873	1,394,379
Federal student loans	809,055	1,352,587
Private student loans	880,854	579,679
Other	48,124	68,137

Total other consumer loans	3,444,906	3,394,782

Total loan portfolio	48,693,072	50,854,146

Total loan receivables	50,130,664	50,854,146
Allowance for loan losses	(3,743,721)	(3,902,360)

Net loan receivables	$46,386,943	$46,951,786

(1)	Discover card loan balances and the allowance for loan losses are presented on an as adjusted basis. No adjustments have been made to student loans held for sale, Discover business card, personal loans, federal or private student loans or other loans. See reconciliation in “—Reconciliation of GAAP to As Adjusted Data.”

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

In calculating the allowance for loan losses, we estimate probable losses separately for segments of the loan portfolio that have similar risk characteristics, such as credit card and other consumer loans. For our credit card loans, we use a migration analysis to determine the likelihood that a loan receivable will progress through various stages of delinquency and eventually charge-off. In the first quarter 2010, we developed analytics which provide us with a better understanding of the likelihood that non-delinquent accounts will eventually charge-off, thus broadening the identification of loss emergence. We use this in combination with the migration analysis to determine our allowance for loan losses.

For the three and nine months ended August 31, 2010, the provision for loan losses decreased $373 million and $1.0 billion, or 34% and 27% respectively, as compared to the three and nine months ended August 31, 2009 as adjusted. This decrease is attributable to improved credit performance, reflecting the decline in the level of net charge-offs in the second and third quarters of 2010 subsequent to a peak in the level of net charge-offs in the first quarter of 2010. Improvements in credit performance were also evidenced by a decline in the delinquency rate in each quarter of 2010 as compared to November 30, 2009, as adjusted, which was the primary driver of the reduction in the allowance for loan losses during both the three and nine months ended August 31, 2010.

For our other consumer loans, we consider historical and forecasted losses in estimating the related allowance for loan losses. At August 31, 2010, the level of the allowance related to other consumer loans decreased $14 million as compared to November 30, 2009 largely due to a decline in the personal loan reserve rate related to credit improvement in that portfolio.

The following table provides changes in our allowance for loan losses (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2010	2009 (As Adjusted1)	2010	2009 (As Adjusted1)
Balance at beginning of period, as adjusted	$3,930,624	$3,700,901	$3,902,360	$2,754,357
Additions:
Provision for loan losses	712,565	1,085,209	2,824,035	3,864,769
Deductions:
Charge-offs:
Discover card	(982,920)	(1,139,338)	(3,203,959)	(3,117,183)
Discover business card	(14,502)	(18,400)	(50,190)	(43,671)

Total credit card loans	(997,422)	(1,157,738)	(3,254,149)	(3,160,854)
Personal loans	(23,836)	(20,920)	(70,957)	(46,186)
Federal student loans	(11)	—	(308)	—
Private student loans	(660)	(259)	(1,264)	(355)
Other	(139)	—	(858)	(18)

Total other consumer loans	(24,646)	(21,179)	(73,387)	(46,559)

Total charge-offs	(1,022,068)	(1,178,917)	(3,327,536)	(3,207,413)
Recoveries:
Discover card	121,255	99,853	341,337	294,607
Discover business card	875	272	2,516	602

Total credit card loans	122,130	100,125	343,853	295,209
Personal loans	421	231	942	615
Federal student loans	—	—	—	—
Private student loans	14	—	22	—
Other	35	22	45	34

Total other consumer loans	470	253	1,009	649

Total recoveries	122,600	100,378	344,862	295,858

Net charge-offs	(899,468)	(1,078,539)	(2,982,674)	(2,911,555)

Balance at end of period	$3,743,721	$3,707,571	$3,743,721	$3,707,571

(1)	Information related to Discover card and total loans is presented on an as adjusted basis. No adjustments have been made for Discover business card, personal loans, federal or private student loans or other loans. See reconciliation in “—Reconciliation of GAAP to As Adjusted Data.”

The following table presents a breakdown of the allowance for loan losses (dollars in thousands):

	August 31, 2010	November 30, 2009
		(As Adjusted1)
Discover card	$3,598,685	$3,731,568
Discover business card	48,285	59,979

Total credit card loans	3,646,970	3,791,547
Personal loans	80,171	95,056
Federal student loans	1,054	968
Private student loans	14,699	13,734
Other	827	1,055

Total other consumer loans	96,751	110,813

Total allowance for loan losses	$3,743,721	$3,902,360

(1)	Information related to Discover card, credit card and total loan receivables is presented on an as adjusted basis. No adjustments have been made for Discover business card, personal loans, federal or private student loans or other loans. See reconciliation in “—Reconciliation of GAAP to As Adjusted Data.”

Net Charge-offs

Our net charge-offs include the principal amount of losses charged-off less principal recoveries and exclude charged-off interest and fees, recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest and loan fee income for loan receivables while fraud losses are recorded in other expense. Credit card loan receivables are charged-off at the end of the month during which an account becomes 180 days contractually past due. Closed-end consumer loan receivables are charged-off at the end of the month during which an account becomes 120 days contractually past due, except for student loans that are guaranteed by the federal government. Generally, customer bankruptcies and probate accounts are charged-off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day or 120-day contractual time frame.

The following table presents amounts and rates of net charge-offs of loan receivables (dollars in thousands):

	For the Three Months Ended August 31,				For the Nine Months Ended August 31,
	2010		2009 (As Adjusted1)		2010		2009 (As Adjusted1)
	$	%	$	%	$	%	$	%
Credit card loans	$875,292	7.73%	$1,057,613	8.63%	$2,910,296	8.44%	$2,865,645	7.74%
Other consumer loans	24,176	2.01%	20,926	3.56%	72,378	2.18%	45,910	3.07%

Total net charge-offs	$899,468	7.18%	$1,078,539	8.40%	$2,982,674	7.89%	$2,911,555	7.56%

(1)	Information related to credit card loan receivables and total loan receivables is presented on an as adjusted basis. No adjustments have been made for other consumer loan receivables. See reconciliation in “—Reconciliation of GAAP to As Adjusted Data.”

The amount and rate of net charge-offs declined in the third quarter 2010 as compared to the third quarter 2009 as adjusted as the credit performance of our portfolio continued to improve. However, the amount and rate of net charge-offs increased for the nine months ended August 31, 2010 as compared to the nine months ended August 31, 2009 as adjusted, largely due to a peak in the level of charge-offs in the first quarter 2010.

The charge-off rate for other consumer loans declined during the three and nine months ended 2010 as compared to the same periods in 2009 due to an increase in the level of student loans, which have not yet entered into repayment and, thus, have minimal levels of net charge-offs. This was partially offset by the seasoning of our personal loan products which has led to a higher level of net charge-offs for those loans.

Delinquencies

Delinquencies are an indicator of credit quality at a point in time. Loan balances are considered delinquent when contractual payments on the loan become 30 days past due. Credit card and closed-end consumer loan receivables are placed on nonaccrual status upon receipt of notification of the bankruptcy or death of a customer, suspected fraudulent activity on an account, as part of certain collection management processes, and other instances in which management feels collectability is not assured. In some cases of suspected fraudulent activity, loan receivables may resume accruing interest upon completion of the fraud investigation.

The following table presents the amounts and delinquency rates of loan receivables over 30 days past due, loan receivables over 90 days delinquent and accruing interest and loan receivables that are not accruing interest, regardless of delinquency (dollars in thousands):

	August 31, 2010		November 30, 2009
			(As Adjusted1)
	$	%	$	%
Loans over 30 days delinquent	$2,083,128	4.16%	$2,700,959	5.31%
Loans over 90 days delinquent and accruing interest	$928,521	1.85%	$1,217,054	2.39%
Loans not accruing interest	$374,836	0.75%	$438,278	0.86%

(1)	See “—Reconciliation of GAAP to As Adjusted Data.”

Delinquency rates as of August 31, 2010 have declined as compared to November 30, 2009 as adjusted due to better credit trends that led to an improvement in early delinquency balances as well as enhanced collection management and underwriting processes.

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

Temporary hardship concessions primarily consist of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than twelve months. These short term concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments. At the end of the concession period, loan terms revert to standard rates. These arrangements are automatically terminated if the customer makes two consecutive late payments, at which time their account reverts back to its original terms. In assessing the appropriate allowance for loan loss, these loans are included in the general pool of credit cards with the allowance determined under the contingent loss model of ASC 450-20, Loss Contingencies (guidance formerly contained in FASB Statement No. 5). We do not consider these loans in the troubled debt restructuring (“TDR”) pool. If we applied accounting under ASC 310-40, Troubled Debt Restructurings by Creditors (guidance formerly contained in FASB Statement No. 114), to loans in this program, there would not be a material difference in the allowance. Loans for which temporary hardship concessions were granted comprised less than 1% of our total credit card loans at August 31, 2010 and November 30, 2009.

In contrast to temporary hardship concessions, our permanent workout programs entail more significant and permanent concessions including changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months. The concessions associated with a permanent workout also include a significant reduction in interest rate and possible waivers of unpaid interest and fees. We account for permanent workout loans as TDRs and, as a result, we measure impairment of these loans based on the discounted present value of cash flows expected to be received on them. Loans in permanent workout programs comprised less than 1% of our total credit card loans at August 31, 2010 and November 30, 2009.

We also participate with consumer credit counseling agency (“CCCA”) programs in an effort to assist customers to proactively manage their credit card balances. The vast majority of loans entering CCCA programs are not delinquent at the time of enrollment, and our charge-off rate on these loans is comparable or less than the rate on our overall credit card receivables portfolio. These loans continue to meet original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. In assessing the appropriate allowance for loan loss, these loans are included in the general pool of credit card loans with the allowance determined under the contingent loss model. We do not consider these loans in the TDR pool. If we applied TDR accounting to loans in this program, there would not be a material difference in the allowance. Credit card loans modified under CCCA programs comprised approximately 1.7% of our total credit card loans at August 31, 2010 and November 30, 2009.

Other Income

The following table presents the components of other income (dollars in thousands):

	For the Three Months Ended August 31,		2010 vs. 2009 increase (decrease)		For the Nine Months Ended August 31,		2010 vs. 2009 increase (decrease)
	2010	2009 (As Adjusted1)	$	%	2010	2009 (As Adjusted1)	$	%
Discount and interchange revenue(2)	$273,932	$259,524	$14,408	6%	$805,209	$737,386	$67,823	9%
Fee products	104,132	105,399	(1,267)	(1%)	309,590	305,701	3,889	1%
Loan fee income	92,465	140,333	(47,868)	(34%)	267,483	369,474	(101,991)	(28%)
Transaction processing revenue	40,184	31,839	8,345	26%	109,570	93,309	16,261	17%
Merchant fees	7,220	10,716	(3,496)	(33%)	23,091	35,289	(12,198)	(35%)
Gain (loss) on investments	18,951	(7,422)	26,373	NM	19,131	(9,239)	28,370	NM
Other income	27,260	35,328	(8,068)	(23%)	88,790	103,915	(15,125)	(15%)

Total other income	$564,144	$575,717	$(11,573)	(2%)	$1,622,864	$1,635,835	$(12,971)	(1%)

(1)	See “—Reconciliation of GAAP to As Adjusted Data.”
(2)	Net of rewards, including Cashback Bonus rewards, of $194 million and $174 million for the three months ended August 31, 2010 and 2009, respectively, and $535 million and $499 million for the nine months ended August 31, 2010 and 2009, respectively.

Total other income decreased in the three and nine months ended August 31, 2010 compared to the three and nine months ended August 31, 2009 as adjusted as lower loan fees and lower other income were largely offset by higher revenues from discount and interchange, transaction processing revenues and a $19.6 million gain relating to the liquidation of collateral supporting the asset-backed commercial paper notes of Golden Key. The investment was originally purchased in 2007 for $120.1 million, subsequently written down to $51.3 million and, in August 2010, liquidated for $70.9 million. In contrast, during the third quarter 2009, we recorded a $7.4 million other than temporary impairment on the Golden Key investment.

Loan fee income consists primarily of fees on credit card loans and includes late, overlimit, cash advance, pay-by-phone and other miscellaneous fees. However, effective February 2010, as a result of legislative changes, we no longer charge overlimit or pay-by-phone fees on consumer credit card loans. Furthermore, the legislative changes also resulted in changes to our late fee policy, which resulted in lower late fees. These factors contributed to the decline in loan fee income in 2010 as compared to 2009 as adjusted. Additionally, lower gains on sales of merchant portfolios resulted in a decrease in other income for both the three and nine months ended August 31, 2010, as compared to the three and nine months ended August 31, 2009 as adjusted.

Discount and interchange revenue includes discount revenue and acquirer interchange net of interchange paid to third-party issuers and is further reduced by the cost of rewards programs offered to our customers. We had higher sales volume in each of the quarters of 2010 as compared to the same periods in 2009 which contributed to the increase in discount and interchange revenue. We also had higher dollar and transaction volumes in our Payments Services segment which, along with higher margins at PULSE, resulted in an increase in transaction processing revenue.

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2010 vs. 2009 increase (decrease)			For the Nine Months Ended August 31,		2010 vs. 2009 increase (decrease)
	2010	2009	$	%		2010	2009	$	%
Employee compensation and benefits	$204,210	$208,528	$(4,318)	(2%	)	$602,510	$636,167	$(33,657)	(5%	)
Marketing and business development	130,532	77,814	52,718	68%		313,175	292,169	21,006	7%
Information processing and communications	62,357	67,679	(5,322)	(8%	)	190,862	217,017	(26,155)	(12%	)
Professional fees	85,289	83,746	1,543	2%		239,169	228,419	10,750	5%
Premises and equipment	17,722	18,437	(715)	(4%	)	53,273	54,732	(1,459)	(3%	)
Other expense	66,128	67,634	(1,506)	(2%	)	155,601	215,085	(59,484)	(28%	)

Total other expense	$566,238	$523,838	$42,400	8%		$1,554,590	$1,643,589	$(88,999)	(5%	)

For the three months ended August 31, 2010, total other expense was higher than the same prior year period largely due to an increase in marketing expenses, primarily attributable to increased investment in account acquisition, advertising and promotional marketing expenses during the third quarter of 2010. This increase was partially offset by lower employee compensation and benefits due to cost containment initiatives undertaken in 2009, and decreased information processing and communications expenses due to our efforts to reduce costs associated with ongoing contracts.

For the nine months ended August 31, 2010, total other expense was lower than the same prior year period. This is attributable to lower employee compensation and benefit expense, information processing and communication expense and other expense, partially offset by a continued increase in marketing expense over the course of 2010. Employee compensation and benefits expense decreased as we continued to benefit from cost containment initiatives undertaken in 2009, which included lowering headcount. Information processing and communications expense was lower in 2010 than in 2009 due to our efforts to reduce costs associated with ongoing contracts, which most significantly impacted the first half of 2010. Also contributing to the decline in other expense in the nine months ended August 31, 2010 was: (i) a $20 million restructuring charge recorded during the second quarter 2009 as a result of the reduction in headcount discussed above and (ii) a $29 million nonrecurring benefit related to the reversal expense that had been recorded in the fourth quarter 2009 related to the payment to Morgan Stanley under an amendment to the special dividend agreement (see Note 14: Litigation to our condensed consolidated financial statements).

Income Tax Expense

For the three and nine months ended August 31, 2010, our effective tax rate was 39.7% and 39.3%, respectively, as compared to an effective tax rate of 38.6% and 21.3% for the three and nine months ended August 31, 2009, respectively. The increase in the effective tax rate, including the effective state tax rate, for the nine months ended August 31, 2010 as compared to 2009 was the result of shifting from an as adjusted pretax loss position in 2009, where state gross receipt taxes have a disproportionate effect on the expected year-end tax rate, to a pretax income position in 2010, where state gross receipt taxes had a smaller impact on the expected year-end tax rate. The nine months ended August 31, 2009 also included the impact of recording a valuation allowance on a tax benefit arising from the sale of the Goldfish business in 2008 that we no longer believed was realizable, as well as non-deductible stock-based compensation expense recorded in March 2009.

Liquidity and Capital Resources

We seek to maintain diversified funding sources and a strong liquidity profile in order to fund our business and service our maturing obligations. In addition, we seek to achieve an appropriate maturity profile, utilize a cost-effective mix of both long-term and short-term funding sources and ensure that the composition of our funding sources provides appropriate diversification. Our primary funding sources include deposits, sourced directly from consumers or through brokers, term asset-backed securitizations, asset-backed conduit financing and long-term borrowings.

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

Since November 30, 2009, direct-to-consumer deposits have grown $6.5 billion, or 52%, which includes approximately $1 billion of deposit accounts acquired in March 2010. At August 31, 2010, we had $15.1 billion of brokered deposits, which decreased $4.4 billion, or 23%, since November 30, 2009 as a result of growing our direct-to-consumer deposit program. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 22 months at August 31, 2010.

The following table summarizes deposits by maturity as of August 31, 2010 (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000(1)	$20,864,065	$1,979,764	$1,355,137	$4,002,978	$13,526,186
Certificates of deposit from amounts of $100,000(1) to less than $250,000(1)	4,358,026	589,648	546,870	1,068,569	2,152,939
Certificates of deposit in amounts of $250,000(1) or greater	1,163,140	225,298	175,685	306,624	455,533
Savings deposits, including money market deposit accounts	7,763,701	7,763,701	—	—	—

Total interest-bearing deposits	$34,148,932	$10,558,411	$2,077,692	$5,378,171	$16,134,658

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC although, effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

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

The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, as well as the amount of certain principal collections available to be reallocated from Series 2009-SD exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread falls below 0% for a contractually specified period, generally a three-month rolling average, we would be required to repay the affected outstanding securitized borrowings over a period of a few months using all available collections received by the trust. An early amortization event would negatively impact our liquidity, and require us to rely on alternative funding sources, which may or may not be available at the time. As of August 31, 2010, no economic early amortization events have occurred.

Another feature of our securitization structure, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. The reserve account funding requirement has been triggered only once, in August 2009, and the amount was released from the trust to us in the following month. See Note 5: Credit Card Securitization Activities to our condensed consolidated financial statements for additional information regarding the structures of DCMT and DCENT, and for tables providing information concerning investors’ interests and related excess spreads at August 31, 2010.

At August 31, 2010, we had $14.6 billion of outstanding public asset-backed securities, $0.3 billion of outstanding private asset-backed conduit financings and $4.5 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. The following table summarizes expected maturities of the investors’ interests in securitizations excluding those that have been issued to our wholly-owned subsidiaries at August 31, 2010 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings—owed to securitization investors	$14,869,265	$4,849,549	$8,030,964	$989,113	$999,639

On September 20, 2010, an additional $600 million of public asset-backed securities were issued that are scheduled to mature in September 2015. On September 23, 2010, an additional $200 million of private asset backed conduit funding was utilized. Related to both the public issuance and the conduit utilization, an additional $111.8 million of subordinated interests were issued and retained by a wholly-owned subsidiary.

The cash collateral account loans that provide credit enhancement to certain DCMT certificates were $511 million at August 31, 2010 and were recorded in restricted cash—for securitization investors in our condensed consolidated statement of financial condition. These cash collateral accounts were funded through a loan facility entered into between a consolidated special purpose subsidiary, DRFC Funding LLC, and third-party lenders. At August 31, 2010, $341 million of the DRFC Funding LLC facility was outstanding and was recorded in long-term borrowings in our condensed consolidated statement of financial condition. Repayment of this loan facility is secured by the cash collateral account loans, which were sold to DRFC Funding LLC and are not expected to be available to our creditors.

The following table summarizes estimated maturities of the cash collateral accounts at August 31, 2010 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of cash collateral accounts	$510,790	$284,211	$167,369	$59,210	$—

At August 31, 2010, we had capacity to issue up to $5.5 billion in triple-A rated asset-backed securities from DCENT without the issuance of additional Class B or Class C notes as subordination, which could include $2.75 billion in undrawn asset-backed conduit capacity. The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which creates a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer meets the conditions for sale accounting treatment under GAAP. There has been uncertainty in both the public and private securitization markets as to whether the safe harbor rule will continue to apply to securitized receivables that are treated as secured borrowings rather than as sales in accordance with GAAP as amended by Statements No. 166 and 167. On September 27, 2010, the FDIC approved a final rule that preserves the safe-harbor treatment applicable to revolving trusts and master trusts, which we believe includes the trusts used in our credit card securitization program. Other legislative and regulatory developments, namely the proposed SEC Regulation AB 2, the securitization and rating agency provisions of the Reform Act and the federal banking agencies’ notice regarding their consideration of replacement of the ratings-based approach for assessing capital charges against securitization exposures, may, however, impact our ability and/or desire to issue asset-backed securities in the future. See “—Legislative and Regulatory Developments—Asset-Backed Securities Regulations” for additional information.

Short-Term Borrowings. In the past, we have accessed short-term borrowings through overnight Federal Funds purchased, and other short-term borrowings with original maturities of less than one year. However, we had no outstanding short-term borrowings at August 31, 2010.

Long-Term Borrowings and Subordinated Notes. At August 31, 2010, we had $0.8 billion senior unsecured notes outstanding, reflecting two separate issuances of $400 million each of fixed rate senior unsecured notes, one maturing in June 2017 and the other maturing in July 2019. As of August 31, 2010, Discover Bank had a total of $1.2 billion in principal amount of subordinated notes outstanding, which included $700 million due in November 2019 and $500 million due in April 2020.

ECASLA. The Ensuring Continued Access to Student Loans Act of 2008 (as amended, “ECASLA”) provides originators of Federal Family Education Loan Program (“FFELP”) loans with a cost-effective source of funding and liquidity with respect to qualifying FFELP loans. On April 12, 2010, Discover Bank financed $0.5 billion of eligible FFELP loans through an agreement with Straight-A Funding, LLC, an asset-backed commercial paper conduit sponsored by the U.S. Department of Education (“DOE”) under ECASLA, which matures August 2013. On September 23, 2010, Discover Bank sold $1.5 billion of federal student loans, the majority of which were classified as held for sale as of August 31, 2010, to the DOE. The impact of the sale on net income was not material. During the third quarter 2010, we earned an interest yield of approximately 1.4% on our federal student loan portfolio, which is based on rates published by the U.S. Department of Education.

Additional Funding Sources

Asset-Backed Conduit Funding Facilities. We have access to committed undrawn capacity through privately placed asset-backed conduits to support the funding of our credit card loan receivables. Under these conduits, we had used $0.3 billion of capacity at August 31, 2010 and, in September 2010, we used an additional $0.2 billion of capacity. As of September 30, 2010, we had undrawn capacity of $2.6 billion. The FDIC final rule approved on September 27, 2010 grandfathered these conduit commitments such that they may be utilized through their scheduled maturity with the benefit of the safe harbor. See “—Legislative and Regulatory Developments—Asset-Backed Securities Regulations” for more information regarding the FDIC final rule.

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

Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of August 31, 2010, Discover Bank had $7.5 billion of available capacity through the discount window. We have no borrowings outstanding under the discount window.

Credit Ratings

Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings for Discover Financial Services, Discover Bank and the securitization trusts. Downgrades in these credit ratings could result in higher interest expense on our unsecured debt and asset securitizations, as well as potentially higher fees related to borrowings under our lines of credit. In addition to increased funding costs, declines in credit ratings could reduce our borrowing capacity in the unsecured debt and asset securitization capital markets. We also have agreements with certain of our derivative counterparties that contain provisions that require Discover Bank’s debt to maintain an investment grade credit rating from specified major credit rating agencies. If Discover Bank’s credit rating is reduced to below investment grade, we would be required to post additional collateral, which, as of August 31, 2010, would have been $20 million.

A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Discover Financial Services	Discover Bank	Outlook for Senior Unsecured Debt	Discover Bank	Discover Card Master Trust I		Discover Card Execution Note Trust
	Senior Unsecured Debt	Senior Unsecured Debt		Subordinated Debt	Class A(1)	Class B	Class A(1)	Class B	Class C

Moody’s Investors Service	Ba1	Baa3	Negative	Ba1	Aaa(sf)	A1(sf)	Aaa(sf)	A1(sf)	Baa1(sf)

Standard & Poor’s	BBB-	BBB	Stable	BBB-	AAA(SF)	AA+(SF)	AAA(SF)	AA+(SF)	A+(SF)

Fitch Ratings	BBB	BBB	Stable	BBB-	AAAsf	AAsf	AAAsf	AA-sf	A-sf

(1)	An “sf” in the rating denotes an identification for structured finance product ratings that was implemented for these products as of September 2010.

Several rating agencies have announced that they will be evaluating the effects of the Reform Act that was enacted in July 2010 in order to determine the extent, if any, to which financial institutions, including us, may be negatively impacted. While we are currently unaware of any negative actions, there is no assurance that our credit ratings could not be downgraded in the future as a result of any such reviews. See “—Legislative and Regulatory Developments” for information regarding the Reform Act.

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

At August 31, 2010, our liquidity investment portfolio was comprised of cash and cash equivalents and high quality, liquid, unencumbered investments. Cash and cash equivalents are invested primarily in deposits with the Federal Reserve, certificates of deposit with highly-rated banks which had maturities of 90 days or less when purchased, and AAA rated government money market mutual funds. Investments included certificates of deposit with maturities greater than 90 days and credit card asset-backed securities of other issuers. The level of our liquidity investment portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.

At August 31, 2010, our liquidity investment portfolio was $9.1 billion, which was $5.4 billion lower than the balance at November 30, 2009 due to funding of maturities of primarily asset-backed securities in the first half 2010. Our undrawn credit facilities have increased since November 30, 2009 by $3.0 billion, primarily due to the net addition of $1.3 billion of asset backed conduit funding facilities and through a $1.7 billion increase in pledged collateral, including the credit for pledged collateral, to the Federal Reserve discount window.

	August 31, 2010	November 30, 2009
	(dollars in billions)
Liquidity investment portfolio
Cash and cash equivalents(1)	$7.6	$12.7
Other investments	1.5	1.8

Total liquidity investment portfolio	9.1	14.5
Undrawn credit facilities
Asset-backed conduit funding facilities	2.8	1.5
Committed unsecured credit facility	2.4	2.4
Federal Reserve discount window(2)	6.5	4.8

Total undrawn credit facilities	11.7	8.7

Total liquidity investment portfolio and undrawn credit facilities	$20.8	$23.2

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.
(2)	Excludes $1.1 billion of investments pledged to the Federal Reserve, which is included within the liquidity investment portfolio.

Subsequent to August 31, 2010, we moved a portion of our liquidity investment portfolio into approximately $4 billion of U.S. Treasury and U.S. government agency securities, both of which we expect to be readily convertible to cash. This investment strategy is expected to result in a higher return for our liquidity investment portfolio. This investment strategy is not expected to have a material impact on our risk based capital ratios. See “—Capital” section below for further information on our capital ratios.

Capital

Our primary sources of capital are from the earnings generated by the business and issuance in the capital markets. We seek to manage capital to a level and composition sufficient to support the risks of the business, meet regulatory requirements, adhere to rating agency guidelines and support future business growth. Within these constraints, we are focused on deploying capital in a manner that provides attractive returns to our stockholders. The level, composition and utilization of capital are influenced by changes in the economic environment in addition to legislative and regulatory developments. See “—Legislative and Regulatory Developments—Initiatives Related to Capital and Liquidity” for a discussion of recent initiatives related to capital matters.

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

Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At August 31, 2010, no portion of our deferred tax asset was disallowed for regulatory capital purposes.

At August 31, 2010, Discover Financial Services and Discover Bank met the requirements for well-capitalized status, exceeding the regulatory minimums to which they were subject. See Note 12: Capital Adequacy to our condensed consolidated financial statements for quantitative disclosures of our capital ratios and levels. Recent regulatory initiatives may subject us to increased capital requirements in the future. See “—Legislative and Regulatory Developments—Initiatives Related to Capital and Liquidity.”

Equity Capital. At August 31, 2010, equity was $6.1 billion as compared to $8.4 billion at November 30, 2009. The decline in equity is the result of adopting Statements No. 166 and 167 in the first quarter 2010, which reduced equity by $1.3 billion, and redeeming all outstanding shares of the preferred stock that had previously been issued to the U.S. Treasury under the Capital Purchase Program in the second quarter 2010, which reduced equity by $1.2 billion. On July 7, 2010, we repurchased the warrant to purchase 20,500,413 shares of our common stock that we issued to the U.S. Treasury in connection with the issuance of our preferred stock. We repurchased the warrant from the U.S. Treasury for $172 million.

Dividends. Our board of directors declared a common stock cash dividend of $.02 per share in September 2010, payable on October 21, 2010, to holders of record on October 7, 2010. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future. In addition, as a result of applicable banking law, regulations and guidance and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may be further limited.

Stock Repurchase Program. On December 3, 2007, we announced that our board of directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At August 31, 2010, we had not repurchased any stock under this program.

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

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at August 31, 2010, which include deposits, securitized debt, long-term borrowings, operating and capital lease obligations and purchase obligations were $54 billion. Contractual obligations grew $18 billion from November 30, 2009, largely as a result of the consolidation of the liabilities of the variable interest entities used in our securitization activities and also due to the growth in our deposit funding. For more information, see “—Change in Accounting Principle Related to Off-Balance Sheet Securitizations.” For a description of our contractual obligations as of November 30, 2009, see our annual report on Form 10-K for the year ended November 30, 2009 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”

At August 31, 2010, we had extended credit for consumer and commercial loans of approximately $166 billion, primarily arising from agreements with customers for unused lines of credit on credit cards, subject to the customer’s compliance with the related cardmember agreement. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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

Our interest rate risk management policies are designed to measure and manage the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects the mix of variable and fixed rate assets. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, we may utilize interest rate derivative contracts, such as swap agreements, to achieve our objectives. Interest rate swap agreements effectively convert the underlying asset or financing from fixed to floating rate or from floating to fixed rate. See Note 16: Derivatives and Hedging Activities to our condensed consolidated financial statements for information on our derivatives activity.

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

Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity investment portfolio. Due to recently enacted credit card legislation, we now have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At August 31, 2010, the majority of our credit card loans were at variable rates. Beginning in the third quarter 2010, we began using interest rate derivatives to reduce the asset sensitivity that resulted from having a larger percentage of our loan portfolio at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that vary with changes in a market-based index, such as Federal Funds or LIBOR, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at the fiscal period end but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, also are considered to be rate sensitive. For these fixed rate liabilities, earnings sensitivity is measured from the expected repricing date. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at August 31, 2010, we estimate that net interest income over the following 12-month period would increase by approximately $56 million. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2009, we estimated that net interest income over the following 12-month period would increase by approximately $84 million. The decline in the estimated impact of an immediate 100 basis point increase in interest rates at August 31, 2010 as compared to November 30, 2009, was primarily driven by reducing the asset sensitivity of our balance sheet through the use of interest rate derivatives. Specifically, beginning in the third quarter 2010, we entered into interest rate derivative agreements under which we receive a fixed interest rate on forecasted cash flows related to variable rate credit card receivables. We anticipate that the asset sensitivity of the balance sheet will be reduced further with continued management of our balance sheet sensitivity and through the use of derivatives. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels and, therefore, could not materially decrease further.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, from time to time, we have been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with our activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We have historically relied on the arbitration clause in our cardmember agreements, which has in some instances limited the costs of, and our exposure to, litigation, but there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause us to discontinue their use, and there are bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses. Further, we are involved in pending legal actions challenging our arbitration clause. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business, including, among other matters, accounting, tax and operational matters, some of which may result in adverse judgments, settlements, fines, penalties, injunctions, or other relief. For example, we have received a notice of proposed assessment from the IRS related to its audit of our 1999-2005 tax years as further discussed in Note 10: Income Taxes to the condensed consolidated financial statements. Litigation and regulatory actions could also adversely affect our reputation.

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

There have been no material changes to the risk factors previously disclosed in our quarterly report on Form 10-Q for the quarter ended May 31, 2010 and our annual report on Form 10-K for the year ended November 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the three months ended August 31, 2010:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – 30, 2010
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	1,937	$14.37	N/A	N/A
July 1 – 31, 2010
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	175,145	$13.84	N/A	N/A
August 1 – 31, 2010
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	13,728	$15.11	N/A	N/A

Total
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	190,810	$13.93	N/A	N/A

(1)	On December 3, 2007, we announced that our board of directors authorized the repurchase of up to $1 billion of our outstanding stock under a new share repurchase program. This share repurchase program expires on November 30, 2010, and may be terminated at any time. At August 31, 2010, we had not repurchased any stock under this program.
(2)	Reflects shares withheld (under the terms of grants under employee stock incentive compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/S/ ROY A. GUTHRIE
Roy A. Guthrie Executive Vice President and Chief Financial Officer

Date: October 6, 2010

Exhibit Index

Exhibit Number	Description

10.1	Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.2	Amendment to Specified Series Supplements, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (filed as Exhibit 4.2 to Discover Bank’s Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.3	First Amendment to Trust Agreement, between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of June 4, 2010 (filed as Exhibit 4.3 to Discover Bank’s Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.4	First Amendment to Indenture, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.5	Amended and Restated Indenture Supplement for the DiscoverSeries Notes, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (filed as Exhibit 4.5 to Discover Bank’s Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.