Form 10-K
period 2010-11-30
Discover Financial Services
filed 2011-01-26
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended November 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7,288,905,307.

As of January 15, 2011, there were 545,246,937 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on April 7, 2011 are incorporated by reference in Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES Annual Report on Form 10-K for the year ended November 30, 2010

Part I
Item 1.	Business	1
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	39
Item 2.	Properties	39
Item 3.	Legal Proceedings	40
Item 4.	(Removed and Reserved)	41

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42
Item 6.	Selected Financial Data	44
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	87
Item 8.	Financial Statements and Supplementary Data	89
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	151
Item 9A.	Controls and Procedures	151
Item 9B.	Other Information	152

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	153
Item 11.	Executive Compensation	153
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	153
Item 13.	Certain Relationships and Related Transactions, and Director Independence	153
Item 14.	Principal Accounting Fees and Services	153

Part IV
Item 15.	Exhibits and Financial Statement Schedules	154

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

Introduction

Discover Financial Services is a direct banking and payment services company. We are a bank holding company under the Bank Holding Company Act of 1956, subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We are also a financial holding company under the Gramm-Leach-Bliley Act.

We offer credit cards, student loans, personal loans and deposit products through our Discover Bank subsidiary. Although we have historically offered both federal and private student loans, in 2010 we decided to sell all our remaining federal student loans. We had $48.8 billion in loan receivables and $20.6 billion in deposits issued through direct-to-consumer channels and affinity relationships at November 30, 2010. We operate the Discover Network, our credit card payments network; the PULSE network (“PULSE”), our automated teller machine (“ATM”), debit and electronic funds transfer network; and Diners Club International (“Diners Club”), our global payments network.

Acquisition of The Student Loan Corporation

We recently expanded our private student loan business as part of our direct banking strategy. On December 31, 2010, we acquired The Student Loan Corporation (“SLC”) in a merger transaction for $600 million. We received a purchase price closing adjustment in the form of a cash payment of approximately $234 million from Citibank, N.A. (“Citibank”), the 80% owner of SLC before the merger, resulting in a net cash outlay of approximately $366 million for the acquisition of SLC. In the transaction, we acquired SLC’s ongoing private student loan business and approximately $4.2 billion of private student loans and other assets, along with assuming approximately $3.4 billion of SLC’s existing asset-backed securitization debt funding and other liabilities. We acquired the loans and other assets at an 8.5% discount, which will be applied to balance sheet items through purchase accounting entries. SLC is now a wholly-owned subsidiary of Discover Bank. The acquisition significantly increased the size of our private student loan portfolio, which was $1.0 billion at November 30, 2010. In addition, the acquisition has provided us with a developed student loan business platform, additional school relationships, experienced personnel and SLC’s website.

Available Information

We make available free of charge through our internet site http://www.discoverfinancial.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934. These filings will become available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

In addition, the following information is available on the Investor Relations page of our website: (i) Corporate Governance Policies; (ii) Code of Ethics and Business Conduct; and (iii) charters of the Audit and Risk, Compensation, and Nominating and Governance Committees of our board of directors. These documents are also available in print without charge to any person who requests them by writing or telephoning our principal executive offices: Discover Financial Services, Office of the Corporate Secretary, 2500 Lake Cook Road, Riverwoods, Illinois 60015, U.S.A., telephone number (224) 405-0900.

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

We are principally engaged in providing products and services to customers in the United States, although the royalty revenue we receive from Diners Club licensees is derived from sources outside of the United States. For quantitative information concerning our geographic distribution, see Note 6: Loan Receivables to our consolidated financial statements and for quantitative information concerning our royalty revenue, see Note 16: Other Income and Other Expense.

Below are descriptions of the principal products and services of each of our reportable segments. For additional financial information relating to our business and our operating segments, see Note 24: Segment Disclosures to our consolidated financial statements.

Direct Banking

Credit Cards

We offer credit cards to consumers and small businesses. Our credit card customers are permitted to “revolve” their balances and repay their obligations over a period of time and at an interest rate set forth in their cardmember agreements, which may be either fixed or variable. The interest that we earn on revolving credit card balances makes up 95% of our total interest income. We also charge customers other fees, including fees for late payments, balance transfer transactions, cash advance transactions and foreign currency transactions. We also offer various products and services in connection with our credit card business, such as Payment Protection, Identity Theft Protection, Wallet Protection, Credit ScoreTracker and other fee-based products.

Our credit card customers’ transactions are processed over the Discover Network. Where we have a direct relationship with a merchant, which is the case with respect to our large merchants representing a majority of Discover card sales volume, we receive discount and fee revenue from merchants. Discount and fee revenue is based on pricing that is set forth in contractual agreements with each merchant and is based on a number of factors including industry practices, special marketing arrangements, competitive pricing levels and merchant size.

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

The following chart shows the Discover card transaction cycle as processed on the Discover Network:

Student Loans

Our student loans help students and parents finance education costs at select schools with undergraduate, graduate and post-graduate degree programs. Private student loans are intended to supplement any financial aid that may be available through grants, scholarships or under the federal government’s Direct Lending Program. Historically, we have offered both federal and private student loans. However, effective July 2010, federal legislation required all federal student loans to be made directly by the federal government and as of November 30, 2010, our remaining federal student loan portfolio was classified as held for sale.

In 2011, we will offer Discover Student Loans through Discover Bank, and during a transition period, CitiAssist® Loans which are originated by Citibank, N.A. (“Citibank”) and subsequently purchased by Discover Bank. Our private student loans are marketed through colleges and universities, including schools where Discover or Citibank is named a preferred lender. Discover Student Loans and CitiAssist Loans are also marketed online and through direct mail. In addition, CitiAssist loans are marketed through marketing agreements with Citibank and its affiliates.

Customers can apply for a Discover Student Loan by mail, online or by phone, where we have dedicated staff within our Discover call centers to service student loans. Customers can apply for a CitiAssist Loan online. As part of the loan approval process, both Discover Student Loans and CitiAssist Loans are certified with the school to confirm enrollment so that loan funds are applied to educational expenses. To ensure proper use of loan funds, the majority of loan disbursements are made directly to schools. Upon graduation, Discover Student Loan borrowers are generally eligible to receive a Graduation Reward on the date of their graduation. Students may redeem their Graduation Reward as a credit to the balance of their student loan or as a direct deposit to a bank account.

Personal Loans

Our personal loans are unsecured loans with fixed interest rates, fixed terms and fixed payments. These loans are primarily intended to help customers consolidate existing debt, although they can be used for other reasons. In addition to the interest earned on the personal loans, we also earn fees from customers that enroll in our credit protection product. We generally market our personal loan products to our existing credit card customers through direct mail, statement inserts and email. However, we also market personal loans to non-Discover customers through direct mail. Customers can submit their applications via phone, online or through the mail, and can service their accounts online or by phone.

Deposit Products

We obtain deposits from consumers directly or through affinity relationships (“direct-to-consumer deposits”) and through third-party securities brokerage firms who offer our deposits to their customers (“brokered deposits”). Our deposit products include certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (“IRA”) certificates of deposit.

We market our direct-to-consumer deposit products to our existing customer base and other prospective customers through the use of internet advertising, print materials and affinity arrangements with third parties. Customers can apply for, fund and service their deposit accounts online or via phone, where we have a dedicated staff within our call centers to service deposit accounts. For more information regarding our deposit business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Funding Sources – Deposits.”

Payment Services

PULSE network

Our PULSE network is one of the nation’s leading ATM/debit networks. PULSE links cardholders of more than 4,400 financial institutions with ATMs and point-of-sale (“POS”) terminals located throughout the United States. PULSE also provides cash access at over 750,000 ATMs in over 80 countries. PULSE’s primary source of revenue is transaction fees charged for switching and settling ATM, personal identification number (“PIN”) POS debit and signature debit transactions initiated through the use of debit cards issued by participating financial institutions. In addition, PULSE offers a variety of optional products and services that produce income for the network, including signature debit processing, prepaid card processing, and connections to other regional and national electronic funds transfer networks.

When a financial institution joins the PULSE network, debit cards issued by that institution can be used at all of the ATMs and PIN POS debit terminals that participate in the PULSE network, and the PULSE mark can be used on that institution’s debit cards and ATMs. In addition, financial institution participants may sponsor merchants, direct processors and independent sales organizations to participate in the PULSE PIN POS and ATM debit service. A participating financial institution assumes liability for transactions initiated through the use of debit cards issued by that institution, as well as for ensuring compliance with PULSE’s operating rules and policies applicable to that institution’s debit cards, ATMs and, if applicable, sponsored merchants, direct processors and independent sales organizations.

Diners Club

Our Diners Club business maintains an acceptance network in over 185 countries and territories through its relationships with over 80 licensees, which are generally financial institutions. Diners Club itself does not directly issue credit cards to consumers, but grants its licensees the right to issue Diners Club branded credit cards and/or provide card acceptance services. Our licensees pay us royalties for the right to use the Diners Club brand, which is our primary source of Diners Club revenues. Diners Club also earns revenue from providing various support services to its licensees, including processing and settlement of cross border transactions. Diners Club also offers licensees a centralized service center and internet services.

When Diners Club cardholders use their cards outside the host country or territory of the issuing licensee, transactions are routed and settled over the Diners Club network through its centralized service center. In order to increase merchant acceptance in certain targeted countries and territories, Diners Club is working with merchant acquirers to offer Diners Club acceptance to their merchants. These acquirers are granted licenses to market the Diners Club brand to existing and new merchants. As we continue to work toward integrating and expanding card acceptance across our networks, we expect Discover customers to be able to use their cards at an increasing number of merchant and ATM locations that accept Diners Club cards in a growing number of countries around the world, and Diners Club customers with cards issued by licensees outside of North America to be able to use their cards on the Discover Network in North America and on the PULSE network domestically and internationally.

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

The following chart shows the third-party issuer transaction cycle:

The discussion below provides additional detail concerning the supporting functions of our two segments. The credit card, student loan, personal loan and deposit products issued through our Direct Banking segment require significant investments in credit risk management, marketing, customer service and technology, whereas the operation of the Discover Network and our Payment Services business requires that we invest in technology as well as relationships with issuers, merchants and merchant acquirers.

Credit Risk Management

Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from borrower default when borrowers are unable or unwilling to meet their financial obligations to us. Our credit risk is generally highly diversified across millions of accounts without significant individual exposures. We manage risk according to customer segments and product types, among other things. See “– Risk Management” for more information regarding how we define and manage credit and other risks.

Account Acquisition (New Customers)

We acquire new credit card customers through our marketing efforts, including direct mail, internet, print advertising, telemarketing and merchant relationships, or through unsolicited individual applications. We also use targeted marketing efforts to prospective student loan and personal loan customers, although student loan customers may also submit unsolicited individual applications. In all cases, we have a rigorous process for screening applicants.

To identify credit-worthy prospective customers, our credit risk management team uses proprietary targeting and analytical models and our marketing team matches them with our product offerings. We give consideration to the prospective customer’s financial stability, as well as ability and willingness to pay. In order to make the best use of our resources used to acquire new accounts, we seek out production efficiencies, conduct creative testing and aim to continuously improve our product offerings and enhance our targeting and analytical models.

We assess the creditworthiness of each credit card, student loan and personal loan applicant through our underwriting process. We evaluate prospective customers’ applications using credit information provided by the credit bureaus and other sources. We use credit scoring systems, both externally developed and proprietary, to evaluate customer and credit bureau data. When appropriate, we also use experienced credit underwriters to supplement our automated decision-making processes.

Upon approval of a customer’s application, we assign a specific annual percentage rate (“APR”) using an analytical pricing strategy that provides competitive pricing for customers and seeks to maximize revenue on a risk-adjusted basis. For our credit card loans, we also assign a revolving credit line based on risk level and income.

Credit Card Portfolio Management (Existing Customers)

Unlike our installment loan products, which are billed according to an amortization schedule that is fixed at the time of the disbursement of the loan, the revolving nature of our credit card loans requires that we regularly assess the credit risk exposure of our customers’ accounts. This assessment reflects information relating to the performance of the individual’s Discover account as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize scoring models (statistical evaluation models) to support the measurement and management of credit risk. At the individual customer level, we use custom risk models together with generic industry models as an integral part of the credit decision-making process. Depending on the duration of the customer’s account, risk profile and other performance metrics, the account may be subject to a range of account management treatments, including limits on transaction authorization and increases or decreases in purchase and cash credit limits.

Customer Assistance

We provide our customers with a variety of tools to proactively manage their accounts, including a website dedicated to customer education and payment reminders through email and mobile text alerts. These tools are designed to limit a customer’s risk of becoming delinquent. However, once a customer’s account becomes delinquent or is at risk of becoming delinquent, we employ a variety of strategies to assist customers in becoming current on their accounts.

All monthly billing statements of accounts with past due amounts include a request for payment of such amounts. After the first monthly statement that reflects a past due amount, these accounts also receive a written notice of late fee charges as well as an additional request for payment. Customer assistance personnel generally initiate contact with customers within 30 days after any portion of their balance becomes past due. The nature and the timing of the initial contact, typically a personal call or letter, are determined by a review of the customer’s prior account activity and payment habits.

We reevaluate our collection efforts and consider the implementation of other techniques, including internal collection activities and use of external vendors, as a customer becomes increasingly delinquent. We limit our exposure to delinquencies through controls within the authorizations system and criteria based account suspension and revocation. In situations involving customers with financial difficulties, we may enter into arrangements to extend or otherwise change payment schedules, lower their interest rates and/or waive fees to aid customers in becoming current on their obligations to us.

Marketing

In addition to working with our credit risk management personnel on account acquisition and portfolio management, our marketing group provides other key functions, including product development, management of our Cashback Bonus and other rewards programs, fee product management, and brand and advertising management.

Product Development

In order to attract and retain customers and merchants, we continue to develop new products, features, and benefits and market them through a variety of channels, including mail, phone and online. Targeted offers may include balance transfers, fee products and reinforcement of our Cashback Bonus and other rewards programs. Through the development of a large prospect database, use of credit bureau data and use of a customer contact strategy and management system, we have been able to improve our modeling and customer engagement capabilities, which helps optimize product, pricing and channel selection.

Rewards/Cashback Bonus

Under our Cashback Bonus program, we provide our credit card customers with up to 1% Cashback Bonus, based upon their spending level and type of purchases. Customers earn 0.25% on their first $3,000 in annual purchases and 1% once their total annual purchases exceed $3,000. Purchases made at warehouse clubs and discount stores earn a fixed Cashback Bonus of 0.25%.

Customers can choose from several card products that allow them to earn their rewards based on how they want to use credit as set forth below.

•

Discover More card offers 5% Cashback Bonus on purchases up to a specified amount, subject to certain limitations, in large retail categories such as gasoline, grocery, restaurants, travel, department stores and home improvement stores, that change throughout the year, and up to 1% unlimited Cashback Bonus on all other purchases.

•	Discover Motiva card provides customers with Cashback Bonus as a reward for making on-time payments and up to 1% unlimited Cashback Bonus on all other purchases.

•	Miles by Discover customers receive two miles for every $1 on the first $3,000 in travel and restaurant purchases each year and one mile for every $1 on all other purchases.

•	Escape by Discover customers earn two miles for every $1 on all purchases that can be redeemed for travel credits, gift cards, cash or merchandise. This card has a $60 annual fee.

•	Discover Open Road card customers can earn 2% Cashback Bonus on the first $250 in gas and restaurant purchases each billing period and up to 1% Cashback Bonus on all other purchases.

•

Discover Business card offers 5% Cashback Bonus on the first $2,000 in office supply purchases, 2% Cashback Bonus on the first $2,000 in gas purchases and up to 1% unlimited Cashback Bonus on all other purchases each year.

Customers who are not delinquent or otherwise disqualified may redeem their Cashback Bonus starting at $20 for partner gift cards that turn their Cashback Bonus into bigger rewards, brand-name merchandise with free shipping, Discover gift cards or a charitable donation to select charities. For customers who prefer cash, Cashback Bonus can be redeemed starting at $50 in the form of a statement credit or direct deposit to a bank account in increments of $50.

Miles can be redeemed for travel credits starting at 10,000 miles, merchandise starting at 4,000 miles, partner gift cards starting at 1,000 miles, Discover gift cards starting at 5,000 miles, cash in the form of statement credits or direct deposit to a bank account starting at 5,000 miles or charitable donations starting at 5,000 miles.

Fee Products

We market several fee-based products to our customers, including the following:

•

Identity Theft Protection. The most comprehensive identity theft monitoring service we offer includes an initial credit report, credit bureau report monitoring, prompt alerts that help customers spot possible identity theft quickly, identity theft insurance up to $25,000 which may cover certain out of pocket expenses due to identity theft and access to knowledgeable professionals who can provide information about identity theft issues.

•

Payment Protection. This service allows customers to suspend their payments for up to two years, depending on the product, in the event of certain covered events. Different products cover different events, such as unemployment, disability or other life events. Depending on the product and availability under state laws, outstanding balances up to certain amounts are cancelled in the event of death.

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

•

Extended Warranties. Discover customers can purchase online service warranties from Square Trade, our extended warranty provider, to protect their purchases of new electronics and appliances from any retailer as well as certain other purchases.

Brand and Advertising Management

We maintain a full-service, in-house direct marketing department charged with delivering integrated communications to foster customer engagement with our products and services in addition to supervising external agencies. Our brand team utilizes consumer insights to define our mass communication strategy, create multi-channel advertising messages and develop marketing partnerships with sponsorship properties.

Customer Service

Our customers can contact our customer service personnel by calling 1-800-Discover. Credit card customers also can manage their accounts online or through applications for their iPhone, Android or Blackberry mobile devices. Our internet and mobile solutions offer a range of benefits, including:

•

Online account services that allow customers to customize their accounts, choose how and when they pay their bills, create annual account summaries that assist them with budgeting and taxes, research transaction details, initiate transaction disputes, and chat with or email a customer representative;

•	Email and mobile text reminders to help customers avoid fees and track big purchases or returns;

•	Money management tools like the Spend Analyzer, Paydown Planner and Purchase Planner;

•	Secure online account numbers that let customers shop online without ever revealing their actual account numbers; and

•	ShopDiscover, an online portal where customers automatically earn 5–20% Cashback Bonus when they shop at well-known online merchants using their Discover card.

Processing Services

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

Fraud Prevention

We actively monitor our customers’ accounts to prevent, detect, investigate and resolve fraud. Our fraud prevention processes are designed to protect the security of cards, applications and accounts in a manner consistent with our customers’ needs to easily acquire and use our products. Prevention systems handle the authorization of application information, verification of customer identity, sales, processing of convenience and balance transfer checks, and electronic transactions.

Each credit card transaction is subject to screening, authorization and approval through a proprietary POS decision system. We use a variety of techniques that help identify and halt fraudulent transactions, including adaptive models, rules-based decision-making logic, report analysis, data integrity checks and manual account reviews. Accounts identified by the fraud detection system are managed by proprietary software that integrates fraud prevention and customer service. Strategies are subject to regular review and enhancement to enable us to respond quickly to changing credit conditions as well as to protect our customers and our business from emerging fraud activity.

Discover Card Terms and Conditions

The terms and conditions governing our credit card products vary by product and change over time. Each credit card customer enters into a cardmember agreement governing the terms and conditions of the customer’s account. Discover card’s terms and conditions are generally uniform from state to state. The cardmember agreement permits us, to the extent permitted by law, to change any term of the cardmember agreement, including any finance charge, rate or fee, or add or delete any term of the cardmember agreement, with notice to the customer as required by law. The customer has the right to opt out of certain changes of terms and pay their balance off under the unchanged terms. Each cardmember agreement provides that the account can be used for purchases, cash advances and balance transfers. Each Discover card account is assigned a credit limit when the account is initially opened. Thereafter, individual credit limits may be increased or decreased from time to time, at our discretion, based primarily on our evaluation of the customer’s creditworthiness. We offer various features and services with the Discover card accounts, including the Cashback Bonus reward described under “ – Marketing – Rewards/Cashback Bonus.”

All Discover card accounts generally have the same billing structure, though there are some differences between the consumer and business credit cards. We generally send a monthly billing statement to each customer who has an outstanding debit or credit balance. Customers also can waive their right to receive a physical copy of their bill, in which case they will receive email notifications of the availability of their billing statement online. Discover card accounts are grouped into multiple billing cycles for operational purposes. Each billing cycle has a separate billing date, on which we process and bill to customers all activity that occurred in the related accounts during the period of approximately 28 to 32 days that ends on that date.

Discover card accounts are assessed periodic finance charges using fixed and/or variable interest rates. Certain account balances, such as balance transfers, may accrue periodic finance charges at lower fixed rates for a specified period of time. Variable rates are indexed to the highest prime rate published in The Wall Street Journal on the last business day of the month. Periodic finance charges are calculated using the daily balance (including current transactions) method, which results in daily compounding of periodic finance charges, subject to a grace period on new purchases. The grace period essentially provides that periodic finance changes are not imposed on new purchases, or any portion of a new purchase, that is paid by the due date on the customer’s current billing statement if the customer paid the balance on their previous billing statement in full by the due date on that statement. Neither cash advances nor balance transfers are subject to a grace period.

Each customer with an outstanding debit balance in his or her consumer Discover card account must generally make a minimum payment each month. If a customer exceeds his or her credit limit as of the last day of the billing period, we may include all or a portion of this excess amount in the customer’s minimum monthly payment. A customer may pay the total amount due at any time. We also may enter into arrangements with delinquent customers to extend or otherwise change payment schedules, and to waive finance charges and/or fees, including re-aging accounts in accordance with regulatory guidance.

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

The Credit Card Accountability Responsibility and Disclosure Act of 2009 requires us, beginning February 2011, to periodically review annual percentage rates that were increased on accounts since January 1, 2009.

Terms and conditions may vary for other products, such as the Discover Business card and personal and student loans.

Discover Network Operations

We support our growing base of merchants through a merchant acquiring model that primarily includes direct relationships with large merchants in the United States and arrangements with merchant acquirers for small- and mid-size merchants. In addition to our U.S.-based merchant acceptance locations, Discover Network cards also are accepted at many locations in Canada, Mexico, the Caribbean, China and Japan and at a growing number of countries on the Diners Club network, such as Italy, South Korea, South Africa and Brazil.

We maintain direct relationships with most of our largest merchant accounts which enables us to capitalize on joint marketing programs and opportunities and to retain the entire discount revenue from the merchant. The terms of our direct merchant relationships are governed by a merchant services agreement. These agreements also are accompanied by additional program documents that further define our network functionality and requirements, including operating regulations, technical specifications and dispute rules. To enable ongoing improvements in our network’s functionality and in accordance with industry convention, we publish updates to our program documents on a semi-annual basis. Discover card transaction volume was concentrated among our top 100 merchants in 2010, with our largest merchant accounting for approximately 8% of that transaction volume.

In order to increase merchant acceptance, Discover Network has sold the majority of its small- and mid-size merchant portfolios to third-party merchant acquirers to allow them to offer a comprehensive payments processing package for small- and mid-size merchants. Merchants also can apply to our merchant acquirer partners directly to accept Discover Network cards through the acquirers’ integrated payments solution. Merchant acquirers provide merchants with consolidated servicing for Discover, Visa and MasterCard transactions, resulting in streamlined statements and customer service for our merchants, and reduced costs for us. These acquirer partners also perform credit evaluations and screen applications against unacceptable business types and the Office of Foreign Asset Control Specifically Designated Nationals list.

Discover Network operates systems and processes that seek to prevent fraud and ensure compliance with our operating regulations. Our systems evaluate incoming transaction activity to identify abnormalities that require investigation and fraud mitigation. Designated Discover Network personnel are responsible for validating compliance with our operating regulations and law, including enforcing our data security standards and our prohibitions against internet gambling and other illegal or otherwise unacceptable activities. Discover Network is a founding and current member of the Payment Card Industry (“PCI”) Security Standards Council, LLC, and requires merchants and service providers to comply with the PCI Data Security Standard.

Technology

We provide technology systems processing through a combination of owned and hosted data centers. These data centers support our Discover and PULSE networks and Diners Club processing, provide customers with access to their accounts and manage transaction authorizations, among other functions. Discover Network works with a number of vendors to maintain our connectivity in support of POS authorizations. This connectivity also enables merchants to receive timely payment for their Discover Network card transactions.

Our approach to technology development and management involves both third-party and in-house resources. We use third-party vendors for basic technology services (e.g., telecommunications, hardware and operating systems). We subject each vendor to a formal approval process to ensure that the vendor can assist us in maintaining a cost-effective and reliable technology platform. We use our in-house resources to build, maintain and oversee our technology systems. We believe this approach enhances our operations, improves cost efficiencies and helps distinguish us in the marketplace.

Seasonality

In our credit card business, we experience fluctuations in transaction volumes and the level of loan receivables as a result of higher seasonal consumer spending and payment patterns around the winter holidays, summer vacations and back-to-school periods. In our student loan business, our loan disbursements peak at the beginning of a school’s academic semester or quarter. Although there is a seasonal impact to transaction volumes and the level of student and credit card loan receivables, seasonal trends have not caused significant fluctuations in our results of operations or credit quality metrics between quarterly and annual periods.

Revenues in our Diners Club business are generally higher in the first half of the year as a result of Diners Club’s tiered pricing system where licensees qualify for lower royalty rate tiers as cumulative volume grows during the course of the year.

Competition

We compete with other credit card issuers and networks on the basis of a number of factors, including brand, reputation, reward programs, customer service, merchant acceptance, product offerings, incentives, and pricing. As a credit card issuer, we compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, Capital One, JPMorgan Chase and Citigroup) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. In comparison to our largest credit card competitors, our strengths have included cash rewards, conservative portfolio management and strong customer service. As a student loan issuer, we compete for customers with Sallie Mae, Wells Fargo and JPMorgan Chase, as well as other financial institutions that offer student loans, on the basis of customer service, pricing and rewards. As a personal loan issuer, we compete for customers primarily with Bank of America, JPMorgan Chase, Capital One and Wells Fargo, generally on the basis of the loan product’s terms.

Although our student and personal loan receivables have increased as a percentage of total loans, our credit card receivables continue to represent a substantial portion of our receivables. The credit card business is highly competitive. Some of our competitors offer a wider variety of loan products than we do, including automobile and home loans, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. Some of our competitors enjoy lower cost of funds and greater capital resources than we do, and are therefore able to invest more in initiatives to attract and retain customers, such as advertising, targeted marketing, account acquisitions and pricing competition in interest rates, annual fees, reward programs and low-priced balance transfer programs.

Because most domestically issued credit cards, other than those issued on the American Express network, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant market share of Visa and MasterCard. The former exclusionary rules of Visa and MasterCard limited our ability to attract merchants and credit and debit card issuers, contributing to Discover not being as widely accepted in the U.S. as Visa and MasterCard. Merchant acceptance of the Discover card, however, has continued to increase and we are making investments to further grow acceptance both domestically and internationally.

In our payment services business, we compete with other networks for volume and to attract third-party issuers to issue credit, debit and prepaid cards on the Discover, PULSE and Diners Club networks. We generally compete on the basis of customization of services and various pricing strategies, including incentives and rebates. The Diners Club and Discover networks’ primary competitors are Visa, MasterCard and American Express, and PULSE’s competitors include Visa’s Interlink, STAR, and MasterCard’s Maestro. American Express is a particularly strong competitor to Diners Club as both cards significantly target international business travelers.

In our direct-to-consumer deposits business, we have acquisition and servicing capabilities similar to other direct competitors, including Ally Financial, American Express, Capital One Direct, HSBC Direct and ING Direct. We also compete with traditional banks and credit unions that source deposits through branch locations. We seek to differentiate our deposits product offerings on the basis of brand reputation, convenience, customer service, and value.

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

Employees

As of January 15, 2011, we employed approximately 10,300 individuals.

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

Enterprise Risk Management Principles

Our enterprise risk management philosophy is to ensure that all relevant risks inherent in our business activities are appropriately identified, measured, monitored, evaluated, managed and reported. Our enterprise risk management philosophy is expressed through five key principles that guide our approach to risk management: comprehensiveness, accountability, independence, defined risk appetite and strategic limits and transparency.

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

Risk Committee. Our Risk Committee is a management-level committee, authorized by the Audit and Risk Committee of our board of directors and chaired by our Corporate Risk Officer, that provides a forum for key members of our executive management team to review and discuss credit, market, liquidity, operational, legal and compliance and strategic risks across the company and for each business unit. Risk Committee membership consists of all members of the Executive Committee and the Corporate Risk Officer. The Committee regularly reports to the Audit and Risk Committee of our board of directors on risks and risk management. Our Risk Committee has formed a number of committees to assist it in carrying out its responsibilities. Each committee is guided by a charter that defines the mandates of the committee in further detail. These committees, made up of representatives from senior levels of management, escalate issues to our Risk Committee as necessary. These risk management committees include the Asset/Liability Management Committee, the Capital Planning Committee, the Counterparty Credit Committee, the Discover Bank Credit Committee, the Discover Bank Pricing Committee, the Payment Services Steering Committee, the New Initiatives Committee, the Operational Risk Committee and the Privacy and Policy Committee.

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

Liquidity Risk. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to obtain adequate funding or liquidate assets without significantly lowering market prices because of inadequate market depth or market disruptions. Liquidity risk exposures are managed through our Asset/Liability Management Committee. The responsibilities of our Asset/Liability Management Committee are described above.

Operational Risk. Operational risk arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud or external events will result in reputational harm or losses. Operational risk also arises from model risk, which is the potential that we will incur a financial loss, make incorrect business decisions or cause damage to our reputation as a result of (i) errors in financial and decision model design and development, (ii) misapplication of financial or decision models; and (iii) errors in the financial and decision model production process. We further differentiate operational risk into the following sub-categories: theft and fraud; employment practices and workplace safety; customer, products and business practices; technology; physical asset and data security; processing; financial and reporting; and external provider.

Operational risk exposures are managed through a combination of business line management and enterprise-wide oversight. Enterprise-wide oversight is provided through our Operational Risk Committee. Responsibilities of our Operational Risk Committee include (i) establishing and communicating operational risk policies, tolerance and philosophy; (ii) establishing procedures for implementing our operational risk measurement, monitoring and management policies; and (iii) reviewing aggregate risk exposures and efficacy of our risk identification, measurement, monitoring and management policies and procedures, and related controls within our business units. In addition, model risk is managed through a model governance process and models are subject to independent validation.

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

Strategic Risk. Strategic risk can arise from adverse business decisions, improper implementation of decisions, unanticipated economic events, failure to anticipate and respond to industry changes (including regulatory and legislative changes), failure to create and maintain a competitive business model, and failure to attract and profitably serve customers. Our Executive Committee actively manages strategic risk through the development, implementation and oversight of our business strategies, including the development of budgets and business plans. Our business units take and are accountable for managing strategic risk in pursuit of their objectives. Various policies govern the management of our strategic risk. In addition, the assessment of strategic risk is an important consideration of various sub-committees of our Risk Committee. For example, the strategic and other risks associated with new products or services are reviewed and reported on by our New Initiatives Committee and our Payment Services Steering Committee.

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

Risk Management Review of Compensation

Our employee compensation program is designed to appropriately balance risk and reward without encouraging imprudent risk-taking. Our Corporate Risk Officer leads periodic risk assessments of our compensation plans and reports results to the Compensation Committee of our board of directors.

Supervision and Regulation

General

Our operations are subject to extensive regulation, supervision and examination under U.S. federal, state and foreign laws and regulations. We are a bank holding company under the Bank Holding Company Act of 1956 (“BHC Act”) and a financial holding company under the Gramm-Leach-Bliley Act (“GLBA”), subject to the supervision, examination and regulation of the Federal Reserve Board (“Federal Reserve”).

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

A financial holding company and the non-bank companies under its control are permitted to engage in activities considered financial in nature; incidental to financial activities; or complementary to financial activities if the Federal Reserve determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general.

Being a financial holding company under the GLBA requires that the depository institutions that we control meet certain criteria, including capital, management and Community Reinvestment Act requirements. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), we will be required to meet certain capital and management criteria to maintain our status as a financial holding company. If we or our depository institutions were to fail to continue to meet the criteria for financial holding company status, we could, depending on which requirements we failed to meet, face restrictions on new financial activities or acquisitions and/or be required to discontinue existing activities that are not generally permissible for bank holding companies.

Federal Reserve regulations and the Federal Deposit Insurance Act, as amended by the Reform Act, require that bank holding companies serve as a source of strength to each subsidiary bank and commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support without adversely affecting its ability to meet other obligations.

The Reform Act, which was enacted in July 2010, addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms (including bank holding companies with assets of at least $50 billion, which would include us). The Reform Act could have a significant impact on us by, for example, requiring us to change our business practices, requiring us to establish more stringent capital, liquidity and leverage ratio requirements, limiting our ability to pursue business opportunities, imposing additional costs on us, or otherwise adversely affecting our businesses. For more information regarding the Reform Act, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments” and “Risk Factors.”

Banking Subsidiaries

We operate two banking subsidiaries, each of which is in the United States. Discover Bank offers credit card loans, student loans and personal loans, as well as certificates of deposit, savings accounts and other type of deposit accounts. Discover Bank is chartered and regulated by the Office of the Delaware State Bank Commissioner (the “Delaware Commissioner”), and also regulated by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits and serves as the bank’s federal banking regulator. Our other bank, Bank of New Castle, is chartered and regulated by the Delaware Commissioner, and also regulated by the FDIC, which insures its deposits.

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

Additionally, regulatory guidance requires that we inform and consult with the Federal Reserve before increasing our quarterly dividend or declaring and paying a dividend that could raise safety and soundness concerns; for example, declaring and paying a dividend that exceeds earnings for the period for which the dividend is paid.

Capital

We, Discover Bank and Bank of New Castle are subject to capital adequacy guidelines adopted by federal banking regulators. For a further discussion of the capital adequacy guidelines, see “Management’s Discussion and Analysis of

Financial Condition and Results of Operations – Liquidity and Capital Resources.” As a bank holding company, we are required to maintain minimum capital ratios. Currently, we are required to maintain Tier 1 and total capital equal to at least 4% and 8% of our total risk-weighted assets, respectively. We are also required to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 4% to 5%, depending upon criteria defined and assessed by the Federal Reserve. At November 30, 2010, Discover Financial Services met all requirements to be deemed “well-capitalized.”

The Basel Committee on Banking Supervision released two consultative documents proposing significant changes to bank capital and leverage requirements in December 2009, commonly referred to as “Basel III,” and released the Basel III rules text in December 2010. Implementation of Basel III in the U.S. will require U.S. banking regulators to adopt regulations and guidelines, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how U.S. banking regulators will define “well-capitalized” in their implementation of Basel III. For a further discussion of Basel III, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments – International Initiatives Related to Capital and Liquidity.”

The Reform Act also includes provisions related to increased capital requirements. Such provisions would establish minimum leverage and risk-based capital requirements on a consolidated basis for all depository institution holding companies and insured depository institutions that cannot be quantitatively less than the strictest requirements in effect for depository institutions as of the date of enactment of the Reform Act (i.e., July 21, 2010).

We are not able to predict at this time the precise content of capital guidelines or regulations that may be adopted by regulatory agencies having authority over us and our subsidiaries or the impact that any changes in regulation would have on us. However, we expect that the new standards will generally require us or our banking subsidiaries to maintain more capital, with common equity as a more predominant component, which could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities.

FDIA

The Federal Deposit Insurance Act (the “FDIA”) imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At November 30, 2010, Discover Bank and Bank of New Castle met all applicable requirements to be deemed “well-capitalized.” As noted above, Basel III and the Reform Act could alter the capital adequacy framework for participating banking organizations.

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

The FDIA prohibits a bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well-capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is well-capitalized. As of November 30, 2010, Discover Bank and Bank of New Castle each met the FDIC’s definition of a well-capitalized institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity. For more information, see “Risk Factors – An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.“

The Reform Act requires that the FDIC conduct a study on, among other things, (i) the potential impact on the Deposit Insurance Fund of revising the definitions of brokered deposits and core deposits to better distinguish between them and (ii) an assessment of the differences between core deposits and brokered deposits and their role in the economy and banking sector of the United States and report on the results of the study, including any legislative recommendations, to address concerns arising in connection with the definitions of core deposits and brokered deposits. We are not able to predict at this time whether any regulations would be revised as a result of such study or the impact that any changes in regulation would have on us.

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

Consumer Lending Regulation

The relationship between us and our U.S. customers is regulated extensively under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act. Moreover, our U.S. banking subsidiaries are subject to the Servicemembers Civil Relief Act, which protects persons called to active military service and their dependents from undue hardship resulting from their military service. The Servicemembers Civil Relief Act applies to all debts incurred prior to the commencement of active duty (including credit card and other open-end debt) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability. These and other federal laws, among other things, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, require safe and sound banking operations and prohibit unfair and deceptive trade practices. State, and in some cases local, laws also may regulate in these areas as well as the areas of collection practices and provide other additional consumer protections.

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

The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was enacted in May 2009. The CARD Act made numerous changes to the Truth in Lending Act, affecting the marketing, underwriting, pricing, billing and other aspects of the consumer credit card business. Several provisions of the CARD Act became effective in August 2009, but most of the requirements became effective in February 2010 and in August 2010. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments” and “Risk Factors – The Credit Card Accountability Responsibility and Disclosure Act of 2009 restricts our business practices and negatively impacts our results of operations.“

The Reform Act established the Bureau of Consumer Financial Protection (the “BCFP”) within the Federal Reserve, which will regulate consumer credit. On July 21, 2011, many consumer financial protection functions currently assigned to the federal banking and other designated agencies will shift to the BCFP. The BCFP will have broad rulemaking authority over providers of credit, savings and payment services and products. The BCFP will be directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. The BCFP will have rulemaking and interpretive authority under existing and future consumer financial services laws and broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as us. State officials will be authorized to enforce consumer protection rules issued by the BCFP. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments” and “Risk Factors – The new Bureau of Consumer Financial Protection may increase our compliance costs and have a significant impact on our business.“

Electronic Funds Networks; Data Privacy

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

In addition, the Reform Act requires, effective July 21, 2011, that interchange fees paid to or charged by payment card issuers on debit card transactions be “reasonable and proportional” to the issuer’s cost in connection with authorization, clearance or settlement of such transactions. The Reform Act directs the Federal Reserve to enact rules to implement this requirement and to prohibit debit card networks and issuers from requiring debit card transactions to be processed solely on a single payment network or two or more affiliated networks. Further, the Reform Act prohibits credit/debit network rules that restrict merchants from offering discounts to customers in order to encourage them to use a particular form of payment, or from setting minimum transaction amounts of $10.00 or less for use of credit cards, as long as such merchant practices do not differentiate on the basis of the issuer or network. The impact of these provisions on the debit card market and the PULSE network will depend upon Federal Reserve implementing regulations, the actions of our competitors, and the behavior of other marketplace participants. The Federal Reserve issued proposed regulations for comment in December 2010, and we are currently evaluating the proposal. The provisions applicable to the debit card market may adversely affect PULSE’s business practices, network transaction volume, revenue, and prospects for future growth. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments” and “Risk Factors – Recent legislative and regulatory reforms related to the debit card market may have a significant impact on our PULSE network business and may result in decreases in our PULSE network volume and revenue.”

Money Laundering & Terrorist Financing Prevention Program

We maintain an enterprise-wide program designed to comply fully with all applicable anti-money laundering and anti-terrorism laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act of 2001. This program includes policies, procedures, training and other internal controls designed to mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. The program is coordinated by a compliance officer and undergoes an annual, independent audit to assess its effectiveness.

Sanctions Programs

We have a program designed to comply with applicable economic and trade sanctions programs, including those administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control. These sanctions are usually targeted against foreign countries, terrorists, international narcotics traffickers and those believed to be involved in the proliferation of weapons of mass destruction. These regulations generally require either the blocking of accounts or other property of specified individuals, entities or individuals, but they may also require the rejection of certain transactions involving specified individuals, entities or individuals. We maintain policies, procedures and other internal controls designed to comply with these sanctions programs.

Executive Officers of the Registrant

Set forth below is information concerning our executive officers, each of whom is a member of our Executive Committee.

Name	Age	Position

David W. Nelms	49	Chairman and Chief Executive Officer

Roger C. Hochschild	46	President and Chief Operating Officer

Roy A. Guthrie(1)	57	Executive Vice President and Chief Financial Officer

Kathryn McNamara Corley	50	Executive Vice President, General Counsel and Secretary

Carlos Minetti	48	Executive Vice President, President – Consumer Banking and Operations

Diane E. Offereins	53	Executive Vice President, President – Payment Services

James V. Panzarino	58	Executive Vice President and Chief Credit Risk Officer

Glenn Schneider	49	Senior Vice President and Chief Information Officer

Harit Talwar	50	Executive Vice President, President – U.S. Cards

(1)	On October 6, 2010, Roy A. Guthrie announced his intent to retire in the summer of 2011.

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

Roy A. Guthrie has served as Executive Vice President and Chief Financial Officer since 2005. Prior to joining us, Mr. Guthrie was President, Chief Executive Officer of CitiFinancial International, LTD, a Consumer Finance Business of Citigroup, from 2000 to 2004. In addition Mr. Guthrie served on Citigroup’s Management Committee during this period of time. Mr. Guthrie served as Chief Financial Officer of Associates First Capital Corporation from 1996 to 2000, while it was a public company and served as a member of its board from 1998 to 2000. Mr. Guthrie holds a Bachelor’s degree in Economics from Hanover College and an M.B.A. from Drake University.

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

Carlos Minetti has served as Executive Vice President, President – Consumer Banking and Operations since April 2010. Prior thereto, he had been Executive Vice President, Cardmember Services and Consumer Banking and since September 2006, Executive Vice President, Cardmember Services and Risk Management. Prior to joining us as Executive Vice President, Cardmember Services in January 2001, Mr. Minetti worked in card operations and risk management for American Express from 1987 to 2000, most recently as Senior Vice President. Mr. Minetti holds a Bachelor’s of Science degree in Industrial Engineering from Texas A & M University and an M.B.A. from the University of Chicago.

Diane E. Offereins has served as Executive Vice President, President – Payment Services since April 2010. Prior thereto, she had been Executive Vice President, Payment Services since December 2008 and Executive Vice President and

Chief Technology Officer since 1998. In addition, she was appointed to oversee the PULSE network in 2006. From 1993 to 1998, Ms. Offereins was at MBNA America Bank, most recently as Senior Executive Vice President. Ms. Offereins holds a Bachelor of Business Administration degree in Accounting from Loyola University.

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

Harit Talwar has served as Executive Vice President, President – U.S. Cards since April 2010. Prior thereto, he had been Executive Vice President, Card Programs and Chief Marketing Officer since December 2008 and Executive Vice President, Discover Network since December 2003. From 2000 to 2003, Mr. Talwar was Managing Director for our international business. Mr. Talwar held a number of positions at Citigroup from 1985 to 2000, most recently Country Head, Consumer Banking Division, Poland. Mr. Talwar holds a B.A. Hons degree in Economics from Delhi University in India and received his M.B.A. from the Indian Institute of Management, Ahmedabad.

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

This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this annual report on Form 10-K. See “Special Note Regarding Forward-Looking Statements,” which immediately follows the risks below.

Certain historical numbers from 2009 in this section are shown on an “as adjusted” basis. The as-adjusted basis assumes that the trusts used in our securitization activities were consolidated into our financial results and excludes from results income received in connection with the antitrust litigation settlement in 2009. For an explanation as to why management believes that the “as adjusted” numbers are useful to investors and for a reconciliation of these numbers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliation of GAAP to As Adjusted Data.”

Economic conditions could have a material adverse effect on our business, results of operations, financial condition and stock price.

Economic conditions have adversely affected unemployment rates, home values, consumer spending and the availability of consumer credit. These factors, along with an already high level of consumer indebtedness, have adversely affected the ability and willingness of customers to pay amounts owed to us. Although delinquencies and charge-offs have improved in 2010, they remain higher than pre-recession levels. The over 30 days delinquent rate was 3.89% at November 30, 2010, down from 5.31% at November 30, 2009 as adjusted, and the full-year net charge-off rate was 7.57% for 2010, down from 7.77% for 2009, as adjusted. Our business is always influenced by economic conditions. Poor economic conditions not only affect the ability and willingness of customers to pay amounts owed to us, increasing our provision for loan losses and charge-offs, but can also reduce the usage of our cards, the number of transactions on our cards and the average purchase amount of transactions on our cards, which reduces transaction fees and interest income. We rely heavily on our credit card business to generate earnings. Our interest income from credit card loans was $5.8 billion for the 2010 fiscal year, which was 88% of revenues (defined as net interest income plus other income). Our interest income from credit card loans was $6.2 billion in the 2009 fiscal year, as adjusted. Economic conditions may also cause our earnings to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on our business and, therefore, may impact the trading price of our common stock.

Recent legislative and regulatory reforms may have a significant impact on our business, results of operations and financial condition.

In July 2010, the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Reform Act”), which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. For example, the Reform Act addresses risks to the economy and the payments system posed by large systemically significant financial firms, including us, through a variety of measures, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. A more comprehensive description of the Reform Act and other recent legislative and regulatory initiatives that may affect us is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments.”

The full impact of the Reform Act is difficult to assess because many provisions require federal agencies to adopt implementing regulations. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. The Reform Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring us to change our business practices, requiring us to meet more stringent capital, liquidity and leverage ratio requirements (including those under Basel III), limiting our ability to pursue business opportunities, imposing additional costs on us, limiting fees we can charge for services, impacting the value of our assets, or otherwise adversely affecting our businesses. The effect of the Reform Act on our business and operations could be significant, depending upon final implementing regulations, the actions of our competitors and the behavior of other marketplace participants. In addition, we may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. The Reform Act and any related legislation or regulations could have a material adverse effect on our business, results of operations and financial condition.

The new Bureau of Consumer Financial Protection may increase our compliance costs and have a significant impact on our business.

The Reform Act creates a new federal regulatory agency, the Bureau of Consumer Financial Protection (the “BCFP”). Headed by a single Director and not subject to the Congressional appropriations/oversight process, the BCFP is expected to have a large budget and staff, and has broad authority with respect to most of the businesses in which we engage. It will write regulations under federal consumer financial protection laws, and enforce those laws against and examine large financial institutions like us for compliance. It will collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It has authority to prevent “unfair, deceptive or abusive” practices by issuing regulations or by using its enforcement authority without first establishing regulatory guidance.

Depending on how the BCFP functions and its areas of focus, it could have a material adverse impact on our businesses. For example, the BCFP is expected to establish multiple divisions, each with its own rule writing and compliance examination specialists, to focus on businesses in which we engage (such as revolving loans, other consumer loans, and payments). In addition to increasing our compliance costs and potentially delaying our ability to respond to marketplace changes, this could result in requirements to alter our products and services that would make our products less attractive to consumers and impair our ability to offer them profitably. Should the BCFP discourage the use of products we offer or steer consumers to other products or services that it deems to be preferable, we could suffer reputational harm and a loss of customers. The BCFP’s authority to change regulations adopted in the past by other regulators (e.g., regulations issued under the Truth in Lending Act or the CARD Act (defined below) by the Federal Reserve), or to rescind or ignore past regulatory guidance, could increase our compliance costs and litigation exposure.

The Reform Act authorizes state officials to enforce regulations issued by the BCFP and to enforce the Reform Act’s general prohibition against unfair, deceptive or abusive practices, and makes it more difficult than in the past for federal financial regulators to declare state laws that differ from federal standards to be preempted. To the extent that states enact requirements that differ from federal standards or state officials and courts adopt interpretations of federal consumer laws that differ from those adopted by the BCFP, we may be required to alter products or services offered in some jurisdictions or cease offering products, which will increase compliance costs and reduce our ability to offer the same products and services to consumers nationwide.

Recent legislative and regulatory reforms related to the debit card market may have a significant impact on our PULSE network business and may result in decreases in our PULSE network volume and revenue.

The Reform Act contains several provisions that may adversely affect PULSE’s business practices, network transaction volume, revenue, and prospects for future growth. First, the Reform Act will require that interchange fees paid to or charged by payment card issuers on debit card transactions be “reasonable and proportional” to the issuer’s cost in connection with authorization, clearance or settlement of such transactions. The Federal Reserve also has the power to regulate network fees to the extent necessary to prevent circumvention of interchange regulation under the Reform Act. These requirements may significantly affect the debit card market, decrease prospects for future growth of debit products, negatively impact PULSE’s transaction volume and revenue, and require costly system changes. Our transaction processing revenue was $150 million and $125 million for the years ended November 30, 2010 and 2009, respectively. The Reform Act also requires Federal Reserve rulemaking to restrict debit card networks and issuers from requiring debit card transactions to be processed solely on a single payment network or two or more affiliated networks, or from requiring that transactions be routed over certain networks. This restriction will impact PULSE’s ability to enter into exclusivity arrangements, which will affect PULSE’s current business practices and may materially adversely affect its network transaction volume and revenue. The impact of these provisions on PULSE will depend upon Federal Reserve implementing regulations, the actions of our competitors, and the behavior of other marketplace participants. The Federal Reserve issued proposed regulations for comment in December 2010, and we are currently evaluating the proposal.

The Credit Card Accountability Responsibility and Disclosure Act of 2009 restricts our business practices and negatively impacts our results of operations.

The Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, has required us to make fundamental changes to many of our business practices, including marketing, underwriting, pricing and billing. For example, the CARD Act’s restrictions on our ability to increase interest rates on existing balances to respond to market conditions and credit risk ultimately limits our ability to extend credit to new customers and provide additional credit to current customers. In addition, the CARD Act’s requirement to allocate payments on accounts in excess of the minimum payment due to balances with the highest annual percentage rates before balances with lower annual percentage rates has and will continue to reduce our interest income. Also, the CARD Act’s requirement to review and, in some cases, adjust annual percentage rate increases since January 1, 2009, which became effective in August 2010, will result in reduced interest income. We rely heavily on interest income. Our interest income from credit card loans was $5.8 billion for the 2010 fiscal year, which was 88% of revenues (defined as net interest income plus other income), compared to $6.2 billion in the 2009 fiscal year, as adjusted. The CARD Act’s restrictions on late and other penalty fees have reduced our loan fee income and may impact our ability to deter late payments. Our loan fee income was $340 million for the 2010 fiscal year, which was 5% of revenues, compared to $494 million in the 2009 fiscal year, as adjusted.

We have made changes to our pricing, credit and marketing practices designed to lessen the impact of the changes required by the CARD Act. The long-term impact of the CARD Act on credit card industry profitability generally, and on our business practices and revenues, will depend upon consumer behavior and the actions of our competitors, which remain difficult to predict. Consumers may generally choose to use credit cards less frequently or for smaller dollar amounts. We may have to reconsider certain strategies in order to remain competitive. For example, in the event of another market downturn, we may have to consider expense-reduction initiatives in order to offset our inability to generate increased interest and fee income due to the CARD Act’s repricing restrictions. If the changes we have made and may make in the future to offset the impact of the CARD Act are not effective in the long term, they may have a material adverse effect on our business and results of operations.

We face competition from other credit card issuers, and we may not be able to compete effectively, which could result in fewer customers and lower account balances and could materially adversely affect our financial condition, cash flows and results of operations.

The credit card issuing business is highly competitive. We compete with other credit card issuers on the basis of a number of factors, including brand, reputation, rewards programs, customer service, merchant acceptance, product offerings, incentives and pricing. This competition affects our ability to obtain applicants for our credit cards, increase usage of our credit cards, maximize the revenue generated by card usage and generate customer loyalty and satisfaction so as to minimize the number of customers switching to other credit card brands or debit cards. Competition is also increasingly based on the value provided to the customer by rewards programs. Many credit card issuers have instituted rewards programs that are similar to ours, and issuers may in the future institute rewards programs that are more attractive to customers than our programs.

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

We incur considerable expenses in competing with other credit card issuers, and many of our competitors have greater scale, which may place us at a competitive disadvantage and negatively affect our financial results.

We incur considerable expenses in competing with other credit card issuers to attract and retain customers and increase card usage. A substantial portion of these expenses relates to marketing expenditures. We incurred expenses of $463 million and $406 million in the 2010 and 2009 fiscal years, respectively, for marketing and business development. Because of the highly competitive nature of the credit card issuing business, a primary method of competition among credit card issuers, including us, has been to offer rewards programs, low introductory interest rates, attractive standard purchase rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card. This type of competition has adversely affected credit card yields, and customers may frequently switch credit cards or transfer their balances to another card. There can be no assurance that any of the expenses we incur or incentives we offer to attempt to acquire and maintain accounts and increase card usage will be effective.

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

Our expenses directly affect our earnings results. Many factors can influence the amount of our expenses, as well as how quickly they may increase. Our ongoing investments in infrastructure, which may be necessary to maintain a competitive business, integrate newly-acquired businesses, and establish scalable operations, may increase our expenses. In addition, as our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases, structural reorganization, compliance with new laws or regulations or the integration of newly acquired businesses. If we are unable to successfully manage our expenses, our financial results will be negatively affected.

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

Many of our competitors are well established, larger than we are and/or have greater financial resources than we do. These competitors have provided financial incentives to card issuers, such as large cash signing bonuses for new programs, funding for and sponsorship of marketing programs and other bonuses. Visa and MasterCard each have been in existence for more than 40 years and enjoy greater merchant acceptance and broader global brand recognition than we do. Although we have made progress in merchant acceptance, we have not achieved global market parity with MasterCard and Visa. In addition, Visa and MasterCard have entered into long-term arrangements with many financial institutions that may have the effect of discouraging those institutions from issuing credit cards on the Discover Network or issuing debit cards on the PULSE network. Some of these arrangements are exclusive, or nearly exclusive, which further limits our ability to conduct material amounts of business with these institutions. If we are unable to remain competitive on issuer interchange and other incentives, we may be unable to offer adequate pricing to third-party issuers while maintaining sufficient net revenues. At the same time, increasing the transaction fees charged to merchants or increasing acquirer interchange could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Network and may cause merchant acceptance to decrease. This, in turn, could adversely affect our ability to attract third-party issuers and our ability to maintain or grow revenues from our proprietary network.

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

Our business depends upon relationships with issuers, merchant acquirers and licensees, which are generally financial institutions. The adverse economic and regulatory environment and increased consolidation in the financial services industry decrease our opportunities for new business and may result in the termination of existing business relationships if a business partner is acquired or goes out of business. In addition, as a result of this environment, financial institutions may have decreased interest in engaging in new card issuance opportunities or expanding existing card issuance relationships, which would inhibit our ability to grow our payment services business.

If we are unsuccessful in maintaining the Diners Club network and achieving card acceptance across our networks, we may be unable to sustain and grow our international network business.

In 2008, we acquired the Diners Club network, brand, trademarks, employees, and license agreements. We have made significant progress toward, but have not completed, achieving card acceptance across the Diners Club network, the Discover Network and PULSE to allow Discover customers to use their cards at merchant and ATM locations that accept Diners Club cards around the world and to allow Diners Club customers to use their cards on the Discover Network in North America and on the PULSE network domestically and internationally.

The success of our Diners Club business depends upon our ability to maintain the full operability of the Diners Club network for existing Diners Club cardholders, network licensees and merchants. While a significant portion of Diners Club support functions were successfully moved to us from Citigroup in 2010, we continue to rely on the assistance of Citigroup during a transition period for certain network and operational support services. If we were to lose the assistance of Citigroup, we may face difficulty maintaining operations at the same level. In addition, Citigroup owns and operates network licensees generating a significant share of the Diners Club network sales volume. Citigroup has been reducing assets outside its core businesses, including certain Diners Club businesses, by selling its ownership interest. If Citigroup were to discontinue its support of a significant number of or key Diners Club network licensees, we may face difficulty maintaining and growing our international network.

The success of our Diners Club business depends upon the cooperation and support of the network licensees that issue Diners Club cards and that maintain a merchant acceptance network. As is the case for other card payment networks, Diners Club does not issue cards or determine the terms and conditions of cards issued by the network licensees. Each licensee issuer determines these. Further, unlike the Discover Network, we have only a small number of direct merchant relationships in the Diners Club network. Instead, we rely on network licensees located outside the United States to help us sustain and grow our international business. As a result of a number of factors, including any difficulties in achieving card acceptance across our networks, network licensees may choose not to renew the license agreements with us when their terms expire. In addition, the increasingly competitive marketplace for cross-border issuance and acceptance of credit cards may result in lower participation fees for the Diners Club network. In addition, many of the merchants in the acceptance network, primarily small and mid-size merchants, may not be contractually committed to the network licensees for any period of time and may cease to participate in the Diners Club network at any time on short notice. If we are unable to continue our relationships with network licensees or if the network licensees are unable to continue their relationships with merchants, our ability to maintain or increase revenues and to remain competitive would be adversely affected.

We rely upon numerous other network partners for merchant acceptance for existing Diners Club customers. We have rerouted almost all merchant transactions for foreign Diners Club cards transacting in North America from the MasterCard acceptance network to the Discover Network, and we expect to complete this transition in 2011. If we are unable to continue to offer acceptable North American merchant acceptance to Diners Club customers, we may experience decreased transaction volume, which would reduce our revenues. The long-term success of our acquisition of Diners Club depends upon achieving card acceptance across our networks, which could include higher overall costs or longer timeframes than anticipated. If we are unable to successfully achieve card acceptance across our networks, we may be unable to achieve the synergies we anticipate and grow our business internationally.

The success of our acquisition of The Student Loan Corporation depends upon our ability to maintain the full operability of and integrate the new business. If we fail to do so, we may be unable to sustain and grow our student loan business.

On December 31, 2010, we purchased The Student Loan Corporation (“SLC”), which significantly increased the size of our student loan business, adding approximately $4.0 billion in private student loans (before the application of purchase accounting) to our portfolio of $1.0 billion of private student loans at November 30, 2010. The success of this acquisition depends upon our ability to maintain the SLC business at its current level and manage the risks resulting from our relatively recent entry into the student loan market. We are relying heavily on the assistance of Citibank, N.A. (“Citi”) and certain of its affiliates during a transition period for many services to help us transition and integrate the new business, including services related to operations, technology, marketing and origination. We are also relying on key personnel from Citi and SLC in the transition process. The ability to maintain operations at current levels would be adversely impacted if we were to lose the support of Citi or key personnel. If we were to lose the support of Citi, we could experience interruptions in operations that could negatively impact our ability to meet customer demand for student loan originations and disbursements, damage our relationships with schools, customers and vendors, and reduce our market share in the student loan market, all of which could adversely affect our student loan business and results of operations.

The long-term success of our student loan business depends upon our ability to manage the credit risk, pricing, funding and expenses of a larger student loan portfolio. Our ability to maintain or increase market share is largely dependent upon our ability to offer competitively priced, desirable loan products, as well as our ability to communicate effectively to prospective borrowers and schools about these products. We plan to continue to offer competitively priced products by managing our expenses through building economies of scale, which will reduce our origination and servicing costs. If we are unable to integrate the new business well and at a reasonable cost, it may have a negative impact on our results of operations, affect our competitive position in the marketplace and prevent us from sustaining and growing our student loan business.

Our framework for managing risks may not be effective in mitigating our risk of loss.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk. We seek to monitor and control our risk exposure through a framework of policies, procedures and reporting requirements. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

Our business depends on our ability to manage our credit risk, and failing to manage this risk successfully may result in high charge-off rates, which would materially adversely affect our business, profitability and financial condition.

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

Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by economic conditions that may be difficult to predict. The full-year net charge-off rate was 7.57% in 2010, down from the full-year net charge-off rate of 7.77% in 2009, as adjusted. At November 30, 2010 and 2009 as adjusted, $1.2 billion, or 2.42%, and $1.7 billion, or 3.26%, of our loan receivables were non-performing (defined as loans over 90 days delinquent and accruing interest plus loans not accruing interest). Although credit performance improved in 2010, we remain subject to conditions in the consumer credit environment. There can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels, or that our provision for loan losses will be sufficient to cover actual losses.

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

Our ability to manage credit risk also may be adversely affected by legal or regulatory changes (such as bankruptcy laws, minimum payment regulations and re-age guidance), competitors’ actions and consumer behavior, as well as inadequate collections staffing, techniques, models and performance of vendors such as collection agencies.

We have expanded our marketing of our personal and private student lending products. Our personal and private student loan portfolios grew to $1.9 billion and $1.0 billion, respectively, at November 30, 2010, compared to $1.4 billion and $0.6 billion, respectively, at November 30, 2009. In addition, we acquired approximately $4.0 billion in private student loans (before the application of purchase accounting) in connection with our acquisition of The Student Loan Corporation on December 31, 2010. We have less experience in these areas as compared to our traditional credit card lending business, and there can be no assurance that we will be able to grow these products in accordance with our strategies, manage our credit risk or generate sufficient revenue to cover our expenses in these markets. Our failure to manage our credit risks may materially adversely affect our profitability and our ability to grow these products, limiting our ability to further diversify our business.

Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially adversely impact our business operations and overall financial condition.

We must effectively manage the liquidity risk to which we are exposed. We require liquidity in order to meet cash requirements such as day-to-day operating expenses, extensions of credit on our consumer loans and required payments of principal and interest on our borrowings. Our primary sources of liquidity and funding are payments on our credit card loan receivables, deposits and proceeds from securitization transactions and securities offerings. We may maintain too much liquidity, which can be costly and limit financial flexibility, or we may be too illiquid, which could result in financial distress during a liquidity stress event.

Our liquidity investment portfolio had a balance of approximately $10.1 billion as of November 30, 2010, compared to $14.5 billion as of November 30, 2009. We decreased our liquidity investment portfolio following an elevated level of asset-backed securities and deposit maturities in the first half of 2010. Our total contingent liquidity sources as of November 30, 2010 amounted to $22.5 billion, consisting of $10.1 billion in our liquidity investment portfolio, $6.7 billion in incremental Federal Reserve discount window capacity, $2.4 billion in a revolving credit facility, and $3.3 billion of undrawn capacity in private securitizations. Our total contingent liquidity sources as of November 30, 2009 were $23.2 billion.

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

We obtain deposits from consumers either directly or through affinity relationships (“direct-to-consumer deposits”) and through third-party securities brokerage firms that offer our deposits to their customers (“brokered deposits”). We have increased and plan to continue to increase our direct-to-consumer deposit funding. We had $20.6 billion in direct-to-consumer deposits and $13.7 billion in brokered deposits as of November 30, 2010, compared to $12.6 billion in direct-to-consumer deposits and $19.5 billion in brokered deposits as of November 30, 2009.

Competition from other financial services firms that use deposit funding may affect deposit renewal rates, costs or availability. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted. In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors beyond our control, including perceptions about our financial strength or online banking generally, which could reduce the number of consumers choosing to make deposits with us, third parties continuing or entering into affinity relationships with us, or third-party securities brokerage firms offering our deposit products.

Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiaries. The FDIA prohibits a bank, including our subsidiary Discover Bank, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well-capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC. There are no such restrictions on a bank that is well-capitalized. While Discover Bank met the FDIC’s definition of “well-capitalized” as of November 30, 2010, there can be no assurance that it will continue to meet this definition. For a comparison of Discover Bank’s capital ratios to the “well-capitalized” capital requirements, see Note 19: Capital Adequacy to our consolidated financial statements. Additionally, our regulators can adjust the requirements to be well-capitalized at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits.

An inability to attract or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.

If we are unable to securitize our receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.

Historically, we have used the securitization of credit card receivables, which involves the transfer of receivables to a trust and the issuance by the trust of beneficial interests to third-party investors, as a significant source of funding. Our average level of securitized borrowings from third parties was $17.2 billion for fiscal year 2010 and $22.7 billion for fiscal year 2009. Due to market events and disruption in the capital markets as well as uncertainty related to various regulatory initiatives impacting the asset-backed securitization markets, we have been less active in the public and private securitization markets since mid-2008 and it is uncertain whether the securitization markets will be available in the future on terms or volumes that are similar to historical levels.

The Reform Act imposes a number of significant changes related to asset-backed securities that may impact our ability and desire to securitize our receivables. For example, the Reform Act nullified Rule 436(g) of the Securities Act of 1933 (the “Securities Act”) effective immediately, which subjects the rating agencies to “expert liability” under Section 11 of the Securities Act for misstatements or omissions of materials facts in connection with credit ratings contained in registration statements. In response to this measure, the major credit rating agencies issued statements indicating that they would be unwilling to provide issuers with consent to use credit ratings in their registration statements. In order to provide a transition period, the Securities and Exchange Commission (the “SEC”) issued a “no-action” letter in July 2010 allowing issuers to omit credit ratings from registration statements until January 24, 2011. In November 2010, the SEC issued a second letter extending this no-action period indefinitely. Failure to ultimately resolve this issue could impact the market for registered asset-backed securities.

The SEC has also proposed revised rules for asset-backed securities offerings that, if adopted, would substantially change the disclosure, reporting and offering process for public and private offerings of asset-backed securities. Significant changes to the disclosure requirements or registration process for securitizations could make them more expensive, making securitization less viable as a funding source.

The ability of issuers of asset-backed securities to obtain necessary credit ratings for their issuances has been based, in part, on qualification under the FDIC’s safe harbor rule for assets transferred in securitizations. The FDIC recently issued a new Final Rule for its securitization safe harbor which requires issuers to comply with a new set of requirements in order to qualify for the safe harbor. Issuances out of our existing credit card securitization trusts are “grandfathered” under the new FDIC Final Rule. However, qualification for the safe harbor with respect to the securitization of any other assets, including student loans, would require us to satisfy the requirements of the FDIC’s new Final Rule.

Our ability to raise funding through the securitization market also depends, in part, on the credit ratings of the securities we issue from our securitization trusts. If we are not able to satisfy rating agency requirements to maintain the ratings of asset-backed securities issued by our securitization trusts, it could limit our ability to access the securitization markets. Additional factors affecting the extent to which we will securitize our credit card receivables in the future include the overall credit quality of our receivables, the costs of securitizing our receivables and the legal, regulatory, accounting and tax requirements governing securitization transactions. A prolonged inability to securitize our receivables may have a material adverse effect on our liquidity, cost of funds and overall financial condition.

The occurrence of events that result in the early amortization of our existing credit card securitization transactions or an inability to delay the accumulation of principal collections in our credit card securitization trusts would materially adversely affect our liquidity.

Our liquidity would be materially adversely affected by the occurrence of events that could result in the early amortization of our existing credit card securitization transactions. Credit card securitizations are normally structured as “revolving transactions” that do not distribute to securitization investors their share of monthly principal payments on the receivables during the revolving period, and instead use those principal payments to fund the purchase of replacement receivables. The occurrence of “early amortization events” may result in termination of the revolving periods of our securitization transactions, which would require us to repay the affected outstanding securitized borrowings over a period of a few months. Our average level of securitized borrowings was $17.2 billion for fiscal year 2010 and $22.7 billion for fiscal year 2009. Early amortization events include, for example, insufficient cash flows in the securitized pool of receivables to meet contractual requirements (also known as “excess spread”), certain breaches of representations, warranties or covenants in the agreements relating to the securitization and receivership or insolvency of Discover Bank. For more information on excess spread, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Securitization Financing.” An early amortization event would negatively impact our liquidity, and require us to rely on alternative funding sources, which may or may not be available at the time.

Our credit card securitization structure includes a requirement that we accumulate principal collections into a restricted account in the amount of scheduled maturities on a pro rata basis over the 12 months prior to a security’s maturity date. We have the option under our credit card securitization documents to shorten this accumulation period, subject to the satisfaction of certain conditions, including reaffirmation from each of the rating agencies of the security’s required rating. Historically, we have exercised this option to shorten the accumulation period to one month prior to maturity. If we were to determine that the payment rate on the underlying receivables would not support a one-month accumulation period, or if one or more of the rating agencies were to require an accumulation period of longer than one month, we would need to begin accumulating principal cash flows earlier than we have historically. A lengthening of the accumulation period would negatively impact our liquidity, requiring management to implement mitigating measures. During periods of significant maturity levels, absent management actions, the lengthening of the accumulation period could materially adversely affect our financial condition.

A downgrade in the credit ratings of our securities could materially adversely affect our business and financial condition.

We, along with Discover Bank, are regularly evaluated by the ratings agencies, and their ratings for our long-term debt and other securities, including asset-backed securities issued by our securitization trusts, are based on a number of factors, including our financial strength as well as factors that may not be within our control. The credit ratings of the securities issued by our securitization trusts are regularly evaluated by the rating agencies. The ratings of our asset-backed securities are based on a number of factors, including the quality of the underlying receivables and the credit enhancement structure of the trusts. The rating agencies may require us to take certain credit enhancement actions to maintain the ratings of the securities issued out of our trusts, which we may not be able to complete. Downgrades in our ratings or those of our trusts could materially adversely affect our cost of funds, access to capital and funding, and overall financial condition. There can be no assurance that we will be able to maintain our current credit ratings or that our credit ratings will not be lowered or withdrawn.

We may not be successful in managing the investments in our liquidity investment portfolio and investment performance may deteriorate due to market fluctuations, which would adversely affect our business and financial condition.

We must effectively manage the risks of the investments in our liquidity investment portfolio, which is comprised of cash and cash equivalents and high quality, liquid investments. Our investments may be adversely affected by market fluctuations including changes in interest rates, prices, credit risk premiums and overall market liquidity. Also, investments backed by collateral could be adversely impacted by changes in the value of the underlying collateral. In addition, deteriorating economic conditions may cause certain of the obligors, counterparties and underlying collateral on our investments to incur losses of their own or default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, thereby increasing our credit risk exposure to these investments. These risks could result in a decrease in the value of our investments, which could negatively impact our financial condition. Further, in an effort to increase the rate of return on our investment portfolio, we may choose new investments, which may increase our risk of loss. For example, during the fourth quarter 2010, we moved a portion of our liquidity investment portfolio into approximately $4 billion of U.S. Treasury, U.S. government agency and corporate debt securities guaranteed by the FDIC in order to pursue a higher return. While we expect these investments to be readily convertible into cash and do not believe they present a material increase to our risk profile or will have a material impact on our risk based capital ratios, they are subject to certain market fluctuations that may reduce the ability to fully convert into cash.

Changes in the level of interest rates could materially adversely affect our earnings.

Changes in interest rates cause our interest expense to increase or decrease, as certain of our debt instruments carry interest rates that fluctuate with market benchmarks. If we are unable to pass any higher cost of funds to our customers, the increase in interest expense could materially reduce earnings. Some of our consumer loan receivables bear interest at a fixed rate or do not earn interest, and we may not be able to increase the rate on those loans to mitigate any higher cost of funds. At the same time, our variable rate loan receivables, which are based on the prime market benchmark rate, may not change at the same rate as our floating rate borrowings or may be subject to a cap, subjecting us to basis point risk. The majority of our floating rate borrowings are asset securitizations, which are generally based on the 1-month LIBOR rate. For example, if the prime rate were to decrease without a decrease in the 1-month LIBOR rate, our earnings would be negatively impacted. In addition to asset securitizations, we also utilize deposits as a significant source of funds. Although our interest costs associated with existing certificates of deposit are fixed, new deposit issuances are subject to fluctuations in interest rates.

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

We regularly monitor interest rates and have entered into interest rate derivative agreements in an effort to manage our interest rate risk exposure. Changes in market assumptions regarding future interest rates could significantly impact the valuation of our derivative instruments and, accordingly, impact our financial position and results of operations. If our hedging activities are not appropriately monitored or executed, these activities may not effectively mitigate our interest rate sensitivity or have the desired impact on our results of operations or financial condition.

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

A key element of our business strategy is to increase the usage of the Discover card by our customers, including making it their primary card, and thereby increase our revenue from transaction and service fees and interest income. However, our customers’ use and payment patterns may change because of social, legal and economic factors, and customers may decide to use debit cards instead of credit cards, not to increase card usage, or to pay the balances within the grace period to avoid finance charges. We face challenges from competing credit card products in our attempts to increase credit card usage by our existing customers. Our ability to increase card usage also is dependent on customer satisfaction, which may be adversely affected by factors outside of our control, including competitors’ actions and legislative/regulatory changes. The CARD Act limits pricing changes that may impact an account throughout its lifecycle, which may reduce our capability to offer lower price promotions to drive account usage and customer engagement. As part of our strategy to increase usage, we have been increasing the number of merchants who accept cards issued on the Discover Network. If we are unable to continue increasing merchant acceptance or fail to improve awareness of existing merchant acceptance of our cards, our ability to grow usage of Discover cards may be hampered. As a result of these factors, we may be unable to increase or sustain credit card usage, which could impair growth in, or lead to diminishing, average balances and total revenue.

Our transaction volume is concentrated among large merchants, and a reduction in the number of, or rates paid by, large merchants that accept cards on the Discover Network or PULSE network could materially adversely affect our business, financial condition, results of operations and cash flows.

Discover card transaction volume was concentrated among our top 100 merchants in 2010, with our largest merchant accounting for approximately 8% of that transaction volume. These merchants could seek to negotiate better pricing or other financial incentives by continuing to participate in the Discover Network only on the condition that we change the terms of their economic participation. Loss of acceptance at our largest merchants would decrease transaction volume, negatively impact our brand, and could cause customer attrition. At the same time, we are subject to increasing pricing pressure from third-party issuers as a result of the continued consolidation in the banking industry, which results in fewer large issuers that, in turn, generally have a greater ability to negotiate higher interchange fees. In addition, some of our merchants, primarily our remaining small and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.

Actual and perceived limitations on acceptance of credit cards issued on the Discover Network or debit cards issued on the PULSE network could adversely affect the use of Discover cards by existing customers, the attractiveness of the Discover card to prospective new customers and interest of other financial institutions in issuing cards on the Discover Network or the PULSE network. We may have difficulty attracting and retaining third-party issuers if we are unable to add and retain acquirers or merchants who accept cards issued on the Discover or PULSE networks. As a result of these factors, a reduction in the number of, or rates paid by, our merchants could materially adversely affect our business, financial condition, results of operations and cash flows.

We may be unable to grow earnings if we are unable to increase or maintain the number of small and mid-size merchants that participate in the Discover Network.

In order to expand our merchant acceptance among small and mid-size merchants, we have been entering into agreements with and have been using third-party acquirers and processors to add merchants to the Discover Network and accept and process payments for these merchants on an integrated basis with Visa and MasterCard payments. This strategy could result in decreased revenues, higher expenses, degraded service and signage placement levels and retaliatory responses from competitors. There can be no assurance that the use of third-party acquirers and processors will continue to increase merchant acceptance among small or mid-size merchants, or that such third-party acquirers will continue to participate with us if more attractive opportunities arise. If we are unable to continue to increase or maintain small and mid-size merchant acceptance, our competitive position and our ability to grow earnings could be adversely affected.

Our business, financial condition and results of operations may be adversely affected by the increasing focus of merchants on the fees charged by credit card and debit card networks.

Merchant acceptance and fees are critical to the success of both our card issuing and payment processing businesses. Merchants are concerned with the fees charged by credit card and debit card networks. They seek to negotiate better pricing or other financial incentives as a condition to continued participation in the Discover Network and PULSE network. During the past few years, merchants and their trade groups have filed numerous lawsuits against Visa, MasterCard, American Express and their card issuing banks, claiming that their practices toward merchants, including interchange fees, violate federal antitrust laws. There can be no assurance that they will not in the future bring legal proceedings against other credit card and debit card issuers and networks, including us. Merchants also may promote forms of payment with lower fees, such as ACH-based payments, or seek to impose surcharges at the point of sale for use of credit or debit cards. Merchant groups have also promoted federal and state legislation that would restrict issuer practices or enhance the ability of merchants, individually or collectively, to negotiate more favorable fees. The heightened focus by merchants on the fees charged by credit card and debit card networks, together with the Reform Act and recent U.S. Department of Justice settlements with MasterCard and Visa, which would allow merchants to encourage customers to use other payment methods or cards, could lead to reduced transactions on, or merchant acceptance of, Discover Network or PULSE network cards or reduced fees, either of which could adversely affect our business, financial condition and results of operations.

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

We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. Our fraud losses were $44 million and $58 million for the years ended November 30, 2010 and 2009, respectively. Credit and debit card fraud, identity theft and related crimes are prevalent and perpetrators are growing ever more sophisticated. Our resources and fraud prevention tools may be insufficient to accurately predict and prevent fraud. The risk of fraud is expected to increase as we expand the acceptance of the Discover card internationally and expand our direct-to-consumer deposit business. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to significantly increase. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as mandatory card reissuance) and reputational and financial damage to our brands, which could negatively impact the use of our cards and networks and thereby have a material adverse effect on our business. Further, fraudulent activity may result in lower license fee revenue from our Diners Club licensees.

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

Customer data also may be stored on systems of third-party service providers and merchants that may have inadequate security systems. Third-party carriers regularly transport customer data, and may lose sensitive customer information. Unauthorized access to our networks or any of our other information systems potentially could jeopardize the security of confidential information stored in our computer systems or transmitted by our customers or others. As we increase acceptance of the Discover card internationally, we may experience additional risks related to security systems. If our security systems or those of merchants, processors or other third-party service providers are compromised such that this confidential information is disclosed to unauthorized parties, we may be subject to liability. For example, in the event of a security breach, we may incur losses related to fraudulent use of cards issued by us as well as the operational costs associated with reissuing cards. Although we take preventive measures to address these factors, such measures are costly and may become more costly in the future. Moreover, these measures may not protect us from liability, which may not be adequately covered by insurance, or from damage to our reputation.

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

As an issuer and merchant acquirer in the United States on the Discover Network, and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer’s favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. For the years ended November 30, 2010 and 2009, we had $2 million and $6 million, respectively, of losses related to merchant chargebacks.

Our success is dependent, in part, upon our executive officers and other key employees. If we are unable to recruit, retain and motivate key officers and employees to manage our business well, our business could be materially adversely affected.

Our success depends, in large part, on our ability to retain, recruit and motivate key officers and employees to manage our business. Our senior management team has significant industry experience and would be difficult to replace. We believe we are in a critical period of competition in the financial services and payments industry. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. We may be subject to restrictions under future legislation or regulation limiting executive compensation. For example, the Federal Reserve recently issued guidance on incentive compensation policies at banking organizations and the Reform Act imposes additional disclosures and restrictions on compensation. These restrictions could negatively impact our ability to compete with other companies in recruiting and retaining key personnel and could impact our ability to offer incentives that motivate our key personnel to perform. If we are unable to recruit, retain and motivate key personnel to manage our business well, our business could be materially adversely affected.

Damage to our reputation could damage our business.

Maintaining a positive reputation is critical to our attracting and retaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, and the activities of customers and counterparties. Negative publicity regarding us, whether or not true, may result in customer attrition and other harm to our business prospects.

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

Acquisitions or strategic investments that we pursue may not be successful and could disrupt our business and harm our financial condition.

We may consider or undertake strategic acquisitions of, or material investments in, businesses, products, portfolios of loans or technologies, such as our recent acquisition of The Student Loan Corporation. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete the transactions on terms that are favorable to us. To the extent we pay the purchase price of any acquisition or investment in cash, it would reduce our cash balances and regulatory capital, which may have an adverse effect on our financial condition; similarly, if the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our financial condition.

We may not be able to successfully integrate the personnel, operations, businesses, products, or technologies of an acquisition or investment. Integration may be particularly challenging if we enter into a line of business in which we have limited experience and the business operates in a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business. The integration of any acquisition or investment may divert management’s time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Acquisitions and investments also may not perform to our expectations for various reasons, including the loss of key personnel or customers. If we fail to integrate acquisitions or investments or realize the expected benefits, we may lose the return on these acquisitions or investments or incur additional transaction costs and our business and financial condition may be harmed as a result.

We are subject to regulation by a number of different regulatory agencies, which have broad discretion to require us to alter our operations in ways that could adversely affect our business or subject us to penalties for noncompliance.

We must comply with an array of banking and consumer lending laws and regulations in all of the jurisdictions in which we operate. As a bank holding company, we are subject to oversight, regulation and examination by the Federal Reserve, including scrutiny of our risk management program; business strategy, earnings, capital and cash flow; anti-money laundering program; and examination of our non-bank businesses, including Discover Network, PULSE and Diners Club, and their relationships with our banking subsidiaries. Our subsidiary, Discover Bank, is subject to regulation and regular examinations by the FDIC and the Delaware Bank Commissioner. In addition, we are subject to regulation by the Federal Trade Commission, state banking regulators and the U.S. Department of Justice, as well as the SEC and New York Stock Exchange in our capacity as a public company. In addition, as our payments business has expanded globally through the acquisition of Diners Club, we are subject to government regulation in countries in which our networks operate or our cards are used, either directly or indirectly through regulation affecting Diners Club network licensees. Beginning in July 2011, we will also be subject to regulation by the Bureau of Consumer Financial Protection.

From time to time, these regulations and regulatory agencies have required us to alter certain of our operating practices, and may require us to do the same in the future. Our ability to execute our business strategies through acquisitions or the introduction of new products or pricing may be impaired or delayed as a result of regulatory review or failure to obtain required regulatory approvals. Various federal and state regulators have broad discretion to impose restrictions and requirements on our company, subsidiaries and operations, including restrictions on capital actions such as increasing dividends. U.S. federal and state consumer protection laws and rules limit the manner and terms on which we may offer and extend credit. We are subject to capital, funding and liquidity requirements prescribed by statutes, regulations and orders, including initiatives under the Reform Act and Basel III that will require us to hold higher levels of capital to support our businesses. We are also subject to the requirements of accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors), who may add new requirements or change their interpretations on how standards should be applied, potentially materially impacting how we record and report our financial condition and results of operations. We are also subject to FDIC increases in deposit insurance assessments or additional special assessments, which could adversely affect our results of operations and financial condition.

Failure to comply with laws, regulations and other requirements could lead to adverse consequences such as financial, structural, reputational and operational penalties, including receivership, litigation exposure and fines. In addition, efforts to abide by these laws and regulations may increase our costs of operations or limit our ability to execute our business strategies and engage in certain business activities, including affecting our ability to generate or collect receivables from customers.

Laws, regulations, and supervisory guidance and practices, or the application thereof, may adversely affect our business, financial condition and results of operations.

Proposals for legislation further regulating matters affecting public companies are continually being introduced in the U.S. Congress and in state legislatures, including reforms related to health care, employment and particularly the financial services industry. The Reform Act, which was enacted in July 2010, significantly impacts the financial services industry. Among other things, the Reform Act established the Bureau of Consumer Financial Protection to regulate consumer financial services and products, including credit, savings and payment products.

The agencies regulating the financial services industry also periodically adopt changes to their regulations and supervisory guidance and practices. In light of recent conditions in the U.S. financial markets and economy, as well as a heightened regulatory and Congressional focus on consumer lending, regulators have increased their scrutiny of the financial services industry, the result of which has included new regulations and guidance. We are unable to predict the long-term impact of this enhanced scrutiny. We are also unable to predict whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future.

In addition, regulation of the payments industry, including regulation applicable to us, merchant acquirers and our other business partners and customers, has expanded significantly in recent years. The Reform Act includes provisions governing debit and credit card network businesses. In addition, various U.S. federal and state regulatory agencies and state legislatures are considering new legislation or regulations relating to restrictions regarding fees and interchange charged to merchants and acquirers, as well as additional charges for premium payment card transactions, and other restrictions related to identity theft, privacy, data security and marketing that could have a direct effect on us and our merchant and financial institution customers. In addition, the payments industry is the subject of increasing global regulatory focus, which may result in costly new compliance burdens being imposed on us and our customers and lead to increased costs and decreased payments volume and revenues. We, our Diners Club licensees and Diners Club customers are subject to regulations that affect the payments industry in many countries in which our cards are used.

Failure to comply with laws and regulations could lead to adverse consequences such as financial, structural, reputational and operational penalties, including receivership, litigation exposure and fines. Legislative and regulatory changes could impact the profitability of our business activities, require us to limit or change our business practices, affect retention of our key employees, and expose us to additional costs (including increased compliance costs). Significant changes in laws and regulations may have a more adverse effect on our results of operations than on the results of our larger, more diversified competitors. For additional recent legislative and regulatory developments that may affect our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments.”

Current and proposed regulation addressing consumer privacy and data use and security could inhibit the number of payment cards issued and increase our costs.

Regulatory pronouncements relating to consumer privacy, data use and security affect our business. In the United States, we are subject to a number of laws concerning consumer privacy and data use and security. We are subject to the Federal Trade Commission’s and the banking regulators’ information safeguard rules under the Gramm-Leach-Bliley Act. The rules require that financial institutions (including us) develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach. In addition, most states have enacted security breach legislation requiring varying levels of consumer notification in the event of certain types of security breaches, and several other states are considering similar legislation.

Regulation of privacy, data use and security may cause an increase in the costs to issue payment cards and/or may decrease the number of our cards that we or third parties issue. New regulations in these areas may also increase our costs to comply with such regulations, which could negatively impact our earnings. In addition, failure to comply with the privacy and data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.

Litigation and regulatory actions could subject us to significant fines, penalties and/or requirements resulting in increased expenses.

Businesses in the credit card industry have historically been subject to significant legal actions, including class action lawsuits and commercial, shareholder and patent litigation. Many of these actions have included claims for substantial compensatory, statutory or punitive damages. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to consumer class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause us to discontinue their use, and there are bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses. Further, we are involved in pending legal actions challenging our arbitration clause. In addition, we may be involved in various actions or proceedings brought by governmental regulatory agencies in the event of noncompliance with laws or regulations, which could harm our reputation, require us to limit our business activities or subject us to significant fines, penalties or other requirements resulting in increased expenses.

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

•

the impact of current, pending and future legislation, regulation and regulatory and legal actions, including new laws and rules related to financial regulatory reform, new laws and rules limiting or modifying certain credit card practices, new laws and rules affecting securitizations, funding and liquidity, and bank holding company regulations and supervisory guidance;

•	the actions and initiatives of current and potential competitors;

•	our ability to manage our expenses;

•	our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants;

•	our ability to sustain and grow our private student loan business;

•	our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk;

•	the availability and cost of funding and capital;

•	access to deposit, securitization, equity, debt and credit markets;

•	the impact of rating agency actions;

•	the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices;

•	losses in our investment portfolio;

•	restrictions on our operations resulting from financing transactions;

•	our ability to increase or sustain Discover card usage or attract new customers;

•	our ability to attract new merchants and maintain relationships with current merchants;

•	the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events;

•	fraudulent activities or material security breaches of key systems;

•	our ability to introduce new products or services;

•	our ability to sustain our investment in new technology and manage our relationships with third-party vendors;

•	our ability to collect amounts for disputed transactions from merchants and merchant acquirers;

•	our ability to attract and retain employees;

•	our ability to protect our reputation and our intellectual property;

•	difficulty financing, transitioning, integrating or managing the expenses of new businesses, products or technologies; and

•	new lawsuits, investigations or similar matters or unanticipated developments related to current matters.

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

Our principal properties are located in eight states in the United States. As of January 15, 2011, we owned four principal properties, which included our corporate headquarters, two call centers and a processing center, and we leased five principal properties, which included two call centers, our PULSE headquarters and two Student Loan Corporation offices. The call centers, processing center and Student Loan Corporation offices largely support our Direct Banking segment, the PULSE headquarters is used by our Payment Services segment, and our corporate headquarters is used by both our Direct Banking and Payment Services segments. Both our call centers and processing center are operating at and being utilized to a reasonable capacity and we believe our principal facilities are both suitable and adequate to meet our current and projected needs. We also have seven leased offices, five of which are located outside the United States, that are used to support our Diners Club operations and a leased office that supports our Direct Banking segment.

Item 3.	Legal Proceedings

In the normal course of business, from time to time, we have been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with our activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We have historically relied on the arbitration clause in our cardmember agreements, which has in some instances limited the costs of, and our exposure to, litigation, but there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause us to discontinue their use, and there are bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses. Further, we are involved in pending legal actions challenging our arbitration clause. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business, including, among other matters, accounting, tax and operational matters, some of which may result in adverse judgments, settlements, fines, penalties, injunctions, or other relief. For example, we have received a notice of proposed assessment from the IRS related to its audit of our 1999-2005 tax years as further discussed in Note 17: Income Taxes to the consolidated financial statements. Litigation and regulatory actions could also adversely affect our reputation.

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

Bennett et al. v. Discover Card

On November 16, 2010, a putative class action lawsuit was filed against us by a cardmember in the U.S. District Court for the Southern District of California (Michele Bennett et al. v. Discover Card, a/k/a DFS Services LLC). The plaintiff alleges that we contacted her, and members of the putative class, on their cellular telephones without their express consent in violation of the Telephone Consumer Protection Act (“TCPA”). The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). Plaintiff seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs and injunctive relief. We will seek to vigorously defend all claims asserted against us. We are not in a position at this time to assess the likely outcome or our exposure, if any, with respect to this matter.

Payment Protection Cases

On December 6, 2010, the Attorney General for the State of Minnesota filed a lawsuit against us in the District Court for Hennepin County, Minnesota (Minnesota v. Discover Financial Services, Discover Bank and DFS Services, LLC). The lawsuit challenges our enrollment of Discover cardmembers in our various fee based products under Minnesota law. The remedies sought in the lawsuit include an injunction prohibiting us from engaging in the alleged violations, restitution for all persons allegedly injured by the complained of practices, civil penalties and costs. We will seek to vigorously defend all claims asserted against us. We are not in a position at this time to assess the likely outcome or our exposure, if any, with respect to this matter.

As of January 15, 2011, there were six putative class action cases pending in relation to the sale of our payment protection fee product. The cases were filed (all in United States District Courts) on July 8, 2010 in the Northern District of California (Walker, et al. v. DFS, Inc. and Discover Bank; subsequently transferred to the Northern District of Illinois); July 16, 2010 in the Central District of California (Conroy v. Discover Financial Services and Discover Bank); October 22, 2010 in the District of South Carolina (Alexander v. Discover Financial Services, Inc.; DFS Services, LLC; Discover Bank; and Morgan Stanley); November 5, 2010 in the Northern District of Illinois (Callahan v. Discover Financial Services, Inc. and Discover Bank); December 17, 2010 in the Western District of Tennessee (Sack v. DFS Services, LLC; Discover

Financial Services, Inc.; and Discover Bank); and January 14, 2011 in the Eastern District of Pennsylvania (Boyce v. DFS Services LLC; Discover Financial Services Inc.; Discover Bank). Each of these lawsuits challenges our marketing practices with respect to our payment protection fee product to our cardmembers under various state laws and the Truth in Lending Act. The plaintiffs seek monetary remedies including unspecified damages and restitution, attorneys’ fees and costs, and various forms of injunctive relief including an order rescinding the payment protection fee product enrollments of all class members. We will seek to vigorously defend all claims asserted against us. We are not in a position at this time to assess the likely outcomes or our exposure, if any, with respect to these matters.

Item 4.	(Removed and Reserved).

Part II. | Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock began trading “regular way” on the NYSE (ticker symbol DFS) on July 2, 2007. The approximate number of record holders of our common stock at January 15, 2011 was 86,021.

The following table sets forth the quarterly high and low sales prices as reported by the NYSE and the dividends declared by us during the quarter indicated:

Quarter Ended:			Cash Dividends Declared
2009	Stock Price
February 28	$11.47	$5.05	$0.06
May 31	$11.65	$4.73	$0.02
August 31	$14.24	$8.58	$0.02
November 30	$17.36	$12.87	$0.02

2010
February 28	$16.78	$12.58	$0.02
May 31	$16.59	$12.61	$0.02
August 31	$15.78	$12.11	$0.02
November 30	$19.16	$14.65	$0.02

During our second quarter of 2009, we reduced our quarterly common stock dividend from $.06 per share to $.02 per share and we have maintained a $.02 per share dividend since that time. We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are subject to board approval and depend on future earnings, capital requirements and financial condition. In addition, our banking regulators and applicable banking laws and regulations may limit our ability to pay dividends. Further, as a result of provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may be limited.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the fourth quarter of our year ended November 30, 2010:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 – 30, 2010
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	2,687	$15.22	N/A	N/A
October 1 – 31, 2010
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	2,970	$16.58	N/A	N/A
November 1 – 30, 2010
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	301	$18.14	N/A	N/A

Total
Repurchase program(1)	—	$—	—	$1 billion
Employee transactions(2)	5,958	$16.05	N/A	N/A

(1)	On December 3, 2007, we announced that our board of directors authorized the repurchase of up to $1 billion of our outstanding stock under a new share repurchase program. This share repurchase program expired on November 30, 2010. At November 30, 2010, we had not repurchased any stock under this program.
(2)	Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Stock Performance Graph

The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from July 2, 2007 through November 30, 2010. The graph assumes an initial investment of $100 on July 2, 2007, the date we began “regular way” trading on the NYSE following our spin-off. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

	Discover Financial Services	S&P 500 Index	S&P 500 Financials Index
July 2, 2007	$100.00	$100.00	$100.00
November 30, 2007	$63.14	$97.48	$84.67
November 30, 2008	$36.89	$58.99	$34.60
November 30, 2009	$56.63	$72.11	$40.11
November 30, 2010	$67.31	$77.70	$39.52

Item 6.	Selected Financial Data

The following table presents our selected financial data and operating statistics. The statement of income data for each of the years in the three-year period ended November 30, 2010 and the statement of financial condition data as of November 30, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The statement of financial condition data as of November 30, 2008 and 2007, and the statement of income data for the year ended November 30, 2007 have been derived from audited consolidated financial statements not included elsewhere in this annual report on Form 10-K.

The selected financial data as of and for the year ended November 30, 2006, is for a period prior to our spin-off from Morgan Stanley, and has been derived from unaudited combined financial statements. The combined basis presentation reflects the historical combined income and financial condition of the Morgan Stanley subsidiaries that comprised its Discover segment. Prior to our spin-off, the Discover segment consisted of Discover Financial Services, a wholly-owned subsidiary of Morgan Stanley, and certain other subsidiaries and assets related to credit card operations in the United Kingdom, which are now presented as discontinued operations, that were contributed to the Discover segment by Morgan Stanley in conjunction with the spin-off. The combined selected financial data presented for 2006 does not reflect any changes that have occurred in our financing and operations as a result of our spin-off and accordingly, may not be indicative of our future performance or of the results that would have been achieved had we operated as a separate, stand-alone entity during that period. However, the combined financial data presented for 2006 has been prepared on the same basis as the audited financial statements and, in the opinion of our management, include all adjustments, consisting of only ordinary recurring adjustments, necessary for a fair presentation of the information set forth in this annual report on Form 10-K.

The selected financial data shown below for the year ended November 30, 2010 reflects a change in accounting principle as a result of the consolidation of the securitization trusts, which is more fully described in Note 2: Change in Accounting Principle to our consolidated financial statements. Selected financial data shown below for historical periods prior to December 1, 2009 have not been retrospectively adjusted to reflect the change in accounting principle and therefore continue to reflect the accounting standards that were applicable during those historical periods.

Discover Financial Services

Selected Financial Data

	For the Years Ended November 30,
	2010(1)	2009	2008	2007	2006
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Interest income	$6,146,218	$3,145,080	$2,692,563	$2,584,402	$2,209,192
Interest expense	1,582,988	1,251,284	1,288,004	1,223,270	836,280

Net interest income	4,563,230	1,893,796	1,404,559	1,361,132	1,372,912
Other income(2)	2,094,999	4,840,595	4,264,458	3,376,682	3,368,664

Revenue net of interest expense	6,658,229	6,734,391	5,669,017	4,737,814	4,741,576
Provision for loan losses	3,206,705	2,362,405	1,595,615	733,887	606,765
Other expense	2,182,665	2,251,088	2,415,797	2,478,214	2,467,058

Income before income tax expense	1,268,859	2,120,898	1,657,605	1,525,713	1,667,753
Income tax expense	504,071	844,713	594,692	561,514	535,563

Income from continuing operations	764,788	1,276,185	1,062,913	964,199	1,132,190
Loss from discontinued operations, net of tax(3)	—	—	(135,163)	(375,569)	(55,574)

Net income(2)	$764,788	$1,276,185	$927,750	$588,630	$1,076,616

Net income allocated to common stockholders	$667,938	$1,206,965	$910,510	$572,480	$1,076,616

Statement of Financial Condition Data (as of):
Loan receivables	$48,836,413	$23,625,084	$25,216,611	$20,831,117	$20,790,244
Total assets	$60,784,968	$46,020,987	$39,892,382	$37,376,105	$29,064,898
Total stockholders’ equity	$6,456,846	$8,435,547	$5,915,823	$5,599,422	$5,774,772
Allowance for loan losses	$3,304,118	$1,757,899	$1,374,585	$759,925	$703,917
Long-term borrowings	$17,705,728	$2,428,101	$1,735,383	$2,134,093	$819,496
Per Share of Common Stock:
Basic EPS from continuing operations	$1.23	$2.39	$2.18	$1.99	$2.37
Diluted EPS from continuing operations	$1.22	$2.38	$2.18	$1.98	$2.37
Weighted average shares outstanding (000’s)(4)	544,058	504,540	479,335	477,328	477,236
Weighted average shares outstanding (fully diluted) (000’s)(4)	548,760	507,907	479,357	477,988	477,236
Cash dividends declared	$0.08	$0.12	$0.24	$0.06	—
Dividend payout ratio	6.52%	5.02%	11.01%	3.02%	—
Ratios:
Return on average equity	12%	17%	16%	10%	20%
Return on average assets	1%	3%	3%	2%	4%
Average stockholders’ equity to average total assets	11%	18%	15%	15%	17%

(1)	Amounts as of and for the year ended November 30, 2010 include securitized loans as a result of the consolidation of the securitization trusts related to a change in accounting principle on December 1, 2009. Amounts prior to December 1, 2009 do not include securitized loans.
(2)	The years ended November 30, 2009 and 2008 include $1.9 billion pretax ($1.2 billion after tax) and $0.9 billion pretax ($0.5 billion after tax), respectively, of income related to the Visa and MasterCard antitrust litigation settlement, which is included in our Direct Banking segment. See Note 21: Litigation to the consolidated financial statements.
(3)	2007 includes a $391 million pretax ($279 million after tax) non-cash impairment charge to write-down the intangible assets and goodwill of the Goldfish business, which was sold on March 31, 2008.
(4)	On June 30, 2007, Morgan Stanley distributed to Morgan Stanley stockholders one share of our common stock for every two shares of Morgan Stanley common stock held on June 18, 2007. As a result, on July 2, 2007, we had 477,235,927 shares of common stock outstanding and this share amount is being utilized for the calculation of basic earnings per share (“EPS”) for all periods presented prior to the date of the spin-off. For all periods prior to the spin-off date, the same number of shares is being used for diluted EPS as for basic EPS as none of our common stock was traded prior to July 2, 2007 and none of our equity awards were outstanding for the prior periods.

The loan receivables information show below is provided on both a GAAP basis and an “as adjusted” basis. The as-adjusted basis assumes that the trusts used in our securitization activities were consolidated into our financial results and excludes from results income received in connection with the antitrust litigation settlement in 2009 and 2008. For an explanation as to why management believes that the “as adjusted” numbers are useful to investors and for a reconciliation of these numbers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliations of GAAP to As Adjusted Data.”

	For the Years Ended November 30,
	2010	2009(1)	2008(1)	2007(1)	2006(1)
	(dollars in thousands)
Selected Statistics:
Total Loan Receivables
GAAP information:
Loan receivables	$48,836,413	$23,625,084	$25,216,611	$20,831,117	$20,790,244
Average loan receivables	$49,909,187	$26,552,574	$21,348,493	$19,947,784	$19,252,929
Interest yield	12.20%	11.31%	10.89%	10.73%	10.48%
Net principal charge-off rate	7.57%	7.45%	4.59%	3.40%	3.63%
Delinquency rate (over 30 days)	3.89%	4.92%	4.35%	3.26%	3.05%
Delinquency rate (over 90 days)	2.04%	2.58%	2.06%	1.51%	1.43%
As adjusted information:
Loan receivables – As adjusted	N/A	$50,854,146	$51,095,278	$48,180,436	$45,802,071
Average loan receivables – As adjusted	N/A	$51,130,117	$49,011,148	$46,913,474	$44,409,232
Interest yield – As adjusted	N/A	12.40%	12.59%	12.65%	12.52%
Net principal charge-off rate – As adjusted	N/A	7.77%	5.01%	3.83%	3.95%
Delinquency rate (over 30 days) – As adjusted	N/A	5.31%	4.56%	3.58%	3.39%
Delinquency rate (over 90 days) – As adjusted	N/A	2.78%	2.17%	1.67%	1.59%
Total Credit Card Loan Receivables
GAAP information
Credit card loan receivables	$45,156,994	$20,230,302	$23,814,307	$20,579,923	$20,694,395
Average credit card loan receivables	$45,616,791	$24,266,782	$20,566,864	$19,845,880	$19,120,946
Interest yield	12.79%	11.69%	10.92%	10.75%	10.50%
Net principal charge-off rate	8.08%	7.87%	4.73%	3.41%	3.64%
Delinquency rate (over 30 days)	4.06%	5.52%	4.55%	3.28%	3.05%
Delinquency rate (over 90 days)	2.12%	2.92%	2.16%	1.53%	1.44%
As adjusted information:
Credit card loan receivables – As adjusted	N/A	$47,459,364	$49,692,974	$47,929,242	$45,706,222
Average credit card loan receivables – As adjusted	N/A	$48,844,325	$48,229,519	$46,811,570	$44,277,249
Interest yield – As adjusted	N/A	12.63%	12.63%	12.66%	12.53%
Net principal charge-off rate – As adjusted	N/A	8.00%	5.07%	3.84%	3.96%
Delinquency rate (over 30 days) – As adjusted	N/A	5.60%	4.66%	3.59%	3.39%
Delinquency rate (over 90 days) – As adjusted	N/A	2.94%	2.22%	1.68%	1.59%

(1)	Amounts as of and for the year ended November 30, 2010 include securitized loans as a result of the consolidation of the securitization trusts related to a change in accounting principle on December 1, 2009. Amounts under “GAAP information” prior to December 1, 2009 do not include securitized loans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” which immediately follows “Risk Factors.”

Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of November 30, 2010 and 2009 and for the three-year period ended November 30, 2010.

Introduction and Overview

Discover Financial Services is a direct banking and payment services company. We are a bank holding company under the Bank Holding Company Act of 1956, subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We are also a financial holding company under the Gramm-Leach-Bliley Act. Through our Discover Bank subsidiary, we offer our customers credit cards, student loans, personal loans and deposit products. Through our DFS Services LLC subsidiary and its subsidiaries, we operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network provides credit card transaction processing for Discover card-branded and third-party issued credit cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network that grants rights to licensees, which are generally financial institutions, to issue Diners Club branded credit cards and/or to provide card acceptance services. Our Diners Club business also offers transaction processing and marketing services to licensees globally. Our fiscal year ends on November 30 of each year.

Our primary revenues consist of interest income earned on loan receivables and fees earned from customers, merchants and issuers. The primary costs required to operate our business include funding costs (interest expense), loan loss provisions, customer rewards, and expenses incurred to grow, manage and service our loan receivables and networks. Our business activities are funded primarily through the raising of consumer deposits, securitization of loan receivables and the issuance of both secured and unsecured debt.

Change in Accounting Principle Related to Off-Balance Sheet Securitizations

Beginning with the first quarter 2010, we have included the trusts used in our securitization activities in our consolidated financial results in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“Statement No. 166”) (codified under the FASB Accounting Standards Codification (“ASC”) Section 860, Transfers and Servicing) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretations No. 46(R) (“Statement No. 167”) (codified under ASC Section 810, Consolidation), which were effective for us on December 1, 2009, the beginning of our 2010 fiscal year.

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

Reconciliations of GAAP to As Adjusted Data

We did not retrospectively adopt Statements No. 166 and 167 and, therefore, the consolidated financial statements presented in this annual report as of and for the year ended November 30, 2010 reflect the new accounting requirements, but the historical statement of financial condition as of November 30, 2009 and statements of income and statements of cash flows for the years ended November 30, 2009 and 2008 continue to reflect the accounting applicable prior to the adoption of the new accounting requirements.

To enable the reader to better understand our financial information by reflecting period-over-period data on a consistent basis, this Management’s Discussion and Analysis of Financial Condition and Results of Operations presents our financial information as of and for the year ended November 30, 2010 as compared to adjusted results of operations data for the years ended November 30, 2009 and 2008, and, where necessary, we have also provided certain information as of and for the year ended November 30, 2007 and 2006 on an as adjusted basis. Management believes the adjusted financial information is useful to investors as it aligns with the financial information used in its decision-making process and in evaluating the business. The as adjusted amounts:

•	show how our financial data would have been presented if the trusts used in our securitization activities were consolidated into our financial statements for such historical periods;

•	remove the impact of income received in connection with the settlement of our antitrust litigation with Visa and MasterCard during the years ended November 30, 2009 and 2008; and

•

exclude the interest charge related to our dispute with Morgan Stanley regarding the special dividend agreement, which, among other things, specified how proceeds of the antitrust litigation with Visa and MasterCard were to be shared.

The impacts of Statements No. 166 and 167 on our earnings summary, detail of other income and Direct Banking segment information are reflected in two steps in the reconciliations of GAAP to as adjusted data in the tables below. First, we made securitization adjustments to reverse the effect of loan securitization by recharacterizing securitization income to report interest income, expense, provision for loan losses, discount and interchange revenue and loan fee income in the same line items as non-securitized loans. These adjustments result in a “managed basis” presentation, which we have historically included in our quarterly and annual reports to reflect the way in which our senior management evaluated our business performance and allocated resources.

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

The impacts of Statements No. 166 and 167 on our effective tax rate, loan receivables and average balance sheet information and certain other selected financial data are reflected in one step, rather than two, in the reconciliations of GAAP to as adjusted data set forth in the tables below as there is no meaningful difference between such information on a historical managed basis as compared to on an as adjusted basis.

Earnings Summary and Reconciliation

	For the Year Ended November 30, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Interest income	$3,145,080	$3,315,992	$6,461,072	$(25,920	)(A)	$6,435,152
Interest expense	1,251,284	397,136	1,648,420	(42,921	)(B)	1,605,499

Net interest income	1,893,796	2,918,856	4,812,652	17,001		4,829,653
Provision for loan losses	2,362,405	1,995,936	4,358,341	764,689	(C)	5,123,030

Net interest income after provision for loan losses	(468,609)	922,920	454,311	(747,688)		(293,377)
Antitrust litigation settlement	1,891,698	—	1,891,698	(1,891,698	)(D)	—
Other income	2,948,897	(922,920)	2,025,977	160,087	(E)	2,186,064

Total other income	4,840,595	(922,920)	3,917,675	(1,731,611)		2,186,064
Total other expense	2,251,088	—	2,251,088	(28,992	)(F)	2,222,096

Income (loss) before income tax expense	2,120,898	—	2,120,898	(2,450,307)		(329,409)
Income tax expense (benefit)	844,713	—	844,713	(936,838	)(G)	(92,125)

Net income (loss)	$1,276,185	$—	$1,276,185	$(1,513,469)		$(237,284)

	For the Year Ended November 30, 2008
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Interest income	$2,692,563	$3,853,266	$6,545,829	$(54,760	)(A)	$6,491,069
Interest expense	1,288,004	1,068,915	2,356,919	(45,595	)(B)	2,311,324

Net interest income	1,404,559	2,784,351	4,188,910	(9,165)		4,179,745
Provision for loan losses	1,595,615	1,472,989	3,068,604	408,040	(C)	3,476,644

Net interest income after provision for loan losses	(191,056)	1,311,362	1,120,306	(417,205)		703,101
Antitrust litigation settlement	863,634	—	863,634	(863,634	)(D)	—
Other income	3,400,824	(1,311,362)	2,089,462	104,322	(E)	2,193,784

Total other income	4,264,458	(1,311,362)	2,953,096	(759,312)		2,193,784
Total other expense	2,415,797	—	2,415,797	—		2,415,797

Income (loss) before income tax expense	1,657,605	—	1,657,605	(1,176,517)		481,088
Income tax expense (benefit)	594,692	—	594,692	(444,530	)(G)	150,162

Income (loss) from continuing operations	$1,062,913	$—	$1,062,913	$(731,987)		$330,926

(A)	Elimination of interest income on certificated retained interests previously classified as investment securities and balance transfer fee income previously included in gain/loss on interest-only strip receivable.
(B)	Elimination of interest expense on certificated retained interests previously classified as investment securities and an interest expense adjustment related to the discount on securitized borrowings.
(C)	Provision for loan loss on the period to period change in securitized loans.
(D)	Exclusion of settlement proceeds related to the Visa and MasterCard antitrust litigation.
(E)	Elimination of gain/loss related to revaluation of interest-only strip receivable and cash collateral accounts.
(F)	Exclusion of interest charge related to our dispute with Morgan Stanley regarding the special dividend agreement.
(G)	Estimated income tax benefit on the pretax loss related to Statement No. 167 adjustments and exclusion of taxes on the Visa/MasterCard antitrust litigation settlement.

Other Income and Reconciliation

	For the Year Ended November 30, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Securitization income	$1,879,304	$(1,879,304)	$—	$—		$—
Discount and interchange revenue	222,835	761,253	984,088	—		984,088
Fee products	295,066	108,180	403,246	—		403,246
Loan fee income	247,267	247,038	494,305	—		494,305
Transaction processing revenue	125,201	—	125,201	—		125,201
Merchant fees	44,248	—	44,248	—		44,248
Loss on investment securities	(3,826)	—	(3,826)	—		(3,826)
Antitrust litigation settlement	1,891,698	—	1,891,698	(1,891,698	)(A)	—
Other income	138,802	(160,087)	(21,285)	160,087	(B)	138,802

Total other income	$4,840,595	$(922,920)	$3,917,675	$(1,731,611)		$2,186,064

	For the Year Ended November 30, 2008
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Securitization income	$2,429,158	$(2,429,158)	$—	$—		$—
Discount and interchange revenue	187,657	781,903	969,560	—		969,560
Fee products	249,805	111,612	361,417	—		361,417
Loan fee income	262,576	343,605	606,181	(15,002)		591,179
Transaction processing revenue	115,914	—	115,914	—		115,914
Merchant fees	67,027	—	67,027	—		67,027
Loss on investment securities	(50,294)	—	(50,294)	—		(50,294)
Antitrust litigation settlement	863,634	—	863,634	(863,634	)(A)	—
Other income	138,981	(119,324)	19,657	119,324	(B)	138,981

Total other income	$4,264,458	$(1,311,362)	$2,953,096	$(759,312)		$2,193,784

(A)	Exclusion of settlement proceeds related to the Visa and MasterCard antitrust litigation.
(B)	Elimination of gain/loss related to revaluation of interest-only strip receivable and cash collateral accounts.

Direct Banking Segment Summary and Reconciliation

	For the Year Ended November 30, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Interest income	$3,143,982	$3,315,992	$6,459,974	$(25,920	)(A)	$6,434,054
Interest expense	1,251,062	397,136	1,648,198	(42,921	) (B)	1,605,277

Net interest income	1,892,920	2,918,856	4,811,776	17,001		4,828,777
Provision for loan losses	2,362,405	1,995,936	4,358,341	764,689	(C)	5,123,030
Other income	4,600,801	(922,920)	3,677,881	(1,731,611	)(D)	1,946,270
Other expense	2,116,962	—	2,116,962	(28,992	)(E)	2,087,970

Income (loss) before income tax expense	$2,014,354	$—	$2,014,354	$(2,450,307	)(F)	$(435,953)

	For the Year Ended November 30, 2008
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		As Adjusted
	(dollars in thousands)
Interest income	$2,689,398	$3,853,266	$6,542,664	$(54,760	)(A)	$6,487,904
Interest expense	1,287,921	1,068,915	2,356,836	(45,595	)(B)	2,311,241

Net interest income	1,401,477	2,784,351	4,185,828	(9,165)		4,176,663
Provision for loan losses	1,595,615	1,472,989	3,068,604	408,040	(C)	3,476,644
Other income	4,085,258	(1,311,362)	2,773,896	(759,312	)(D)	2,014,584
Other expense	2,314,926	—	2,314,926	—		2,314,926

Income (loss) from continuing operation before income tax expense	$1,576,194	$—	$1,576,194	$(1,176,517	)(F)	$399,677

(A)	Elimination of interest income on certificated retained interests previously classified as investment securities and balance transfer fee income previously included in gain/loss on interest-only strip receivable.
(B)	Elimination of interest expense on certificated retained interests previously classified as investment securities and an interest expense adjustment related to the discount on securitized borrowings.
(C)	Provision for loan loss on the period-to-period change in securitized loans.
(D)	Exclusion of settlement proceeds related to Visa/MasterCard antitrust litigation and elimination of gain/loss related to revaluation of interest-only strip receivable and cash collateral accounts.
(E)	Exclusion of interest charge related to our dispute with Morgan Stanley regarding the special dividend agreement.
(F)	Estimated income tax on the pretax loss related to Statement No. 167 adjustments and exclusion of taxes on the Visa/MasterCard antitrust litigation settlement.

Loan Receivables Data and Reconciliation

	As of and for the Year Ended November 30,
Total Loan Receivables	2009	2008	2007	2006
	(dollars in thousands)
Loan portfolio
GAAP	$23,625,084	$25,216,611	$20,831,117	$19,733,864
Adjustments for Statement No. 167	27,229,062	25,878,667	27,349,319	26,064,459

As Adjusted	$50,854,146	$51,095,278	$48,180,436	$45,798,323

Loan receivables
GAAP	$23,625,084	$25,216,611	$20,831,117	$20,790,244
Adjustments for Statement No. 167	27,229,062	25,878,667	27,349,319	25,011,827

As Adjusted	$50,854,146	$51,095,278	$48,180,436	$45,802,071

Allowance for loan losses (beginning of period)
GAAP	$1,374,585	$759,925	$703,917	$795,722
Adjustments for Statement No. 167	1,379,772	971,730	928,374	1,153,101

As Adjusted	$2,754,357	$1,731,655	$1,632,291	$1,948,823

Provision for loan losses
GAAP	$2,362,405	$1,595,615	$733,887	$606,765
Adjustments for Statement No. 167	2,760,625	1,881,029	1,162,866	831,981

As Adjusted	$5,123,030	$3,476,644	$1,896,753	$1,438,746

Charge-offs
GAAP	$(2,165,653)	$(1,147,241)	$(839,092)	$(852,636)
Adjustments for Statement No. 167	(2,208,036)	(1,713,409)	(1,366,949)	(1,331,501)

As Adjusted	$(4,373,689)	$(2,860,650)	$(2,206,041)	$(2,184,137)

Recoveries
GAAP	$186,562	$166,286	$161,213	$154,066
Adjustments for Statement No. 167	212,100	240,422	247,439	274,793

As Adjusted	$398,662	$406,708	$408,652	$428,859

Net charge-offs
GAAP	$(1,979,091)	$(980,955)	$(677,879)	$(698,570)
Adjustments for Statement No. 167	(1,995,936)	(1,472,987)	(1,119,510)	(1,056,708)

As Adjusted	$(3,975,027)	$(2,453,942)	$(1,797,389)	$(1,755,278)

Allowance for loan losses (end of period)
GAAP	$1,757,899	$1,374,585	$759,925	$703,917
Adjustments for Statement No. 167	2,144,461	1,379,772	971,730	928,374

As Adjusted	$3,902,360	$2,754,357	$1,731,655	$1,632,291

Reserve Rate (end of period) %
GAAP	7.44%	5.45%	3.65%	3.39%
Adjustments for Statement No. 167	0.23	(0.06)	(0.06)	0.09

As Adjusted	7.67%	5.39%	3.59%	3.48%

Net charge-offs %
GAAP	7.45%	4.59%	3.40%	3.63%
Adjustments for Statement No. 167	0.32	0.42	0.43	0.32

As Adjusted	7.77%	5.01%	3.83%	3.95%

Delinquencies (Over 30 Days)
GAAP	$1,161,497	$1,096,627	$679,306	$633,150
Adjustments for Statement No. 167	1,539,462	1,233,581	1,044,014	918,887

As Adjusted	$2,700,959	$2,330,208	$1,723,320	$1,552,037

	As of and for the Year Ended November 30,
Total Loan Receivables	2009	2008	2007	2006
	(dollars in thousands)
Delinquencies (Over 90 Days and accruing interest)
GAAP	$522,190	$444,324	$271,227	$244,675
Adjustments for Statement No. 167	694,864	508,241	424,075	360,118

As Adjusted	$1,217,054	$952,565	$695,302	$604,793

Loans not accruing interest
GAAP	$190,086	$173,123	$102,286	$110,625
Adjustments for Statement No. 167	248,192	193,385	154,408	151,152

As Adjusted	$438,278	$366,508	$256,694	$261,777

Delinquency rate (Over 30 Days)
GAAP	4.92%	4.35%	3.26%	3.05%
Adjustments for Statement No. 167	0.39	0.21	0.32	0.34

As Adjusted	5.31%	4.56%	3.58%	3.39%

Delinquency rate (Over 90 Days)
GAAP	2.58%	2.06%	1.51%	1.43%
Adjustments for Statement No. 167	0.20	0.11	0.16	0.16

As Adjusted	2.78%	2.17%	1.67%	1.59%

Delinquency rate (Over 90 Days and accruing interest)
GAAP	2.21%	1.76%	1.30%	1.18%
Adjustments for Statement No. 167	0.18	0.10	0.14	0.11

As Adjusted	2.39%	1.86%	1.44%	1.29%

Delinquency rate (Loans not accruing interest)
GAAP	0.80%	0.69%	0.49%	0.53%
Adjustments for Statement No. 167	0.06	0.03	0.04	0.04

As Adjusted	0.86%	0.72%	0.53%	0.57%

Discover Card
Charge-offs
GAAP	$(2,034,458)	$(1,119,362)	$(834,792)	$(848,645)
Adjustments for Statement No. 167	(2,208,036)	(1,713,409)	(1,366,949)	(1,331,501)

As Adjusted	$(4,242,494)	$(2,832,771)	$(2,201,741)	$(2,180,146)

Recoveries
GAAP	$184,383	$165,422	$160,167	$153,006
Adjustments for Statement No. 167	212,100	240,422	247,439	274,793

As Adjusted	$396,483	$405,844	$407,606	$427,799

Total Discover Card Loans
GAAP	$19,826,153	$23,348,134	$20,345,787	$19,582,675
Adjustments for Statement No. 167	27,229,062	25,878,667	27,349,319	26,064,459

As Adjusted	$47,055,215	$49,226,801	$47,695,106	$45,647,134

Allowance for loan losses (end of period)
GAAP	$1,587,107	$1,285,215	$742,507	$698,945
Adjustments for Statement No. 167	2,144,461	1,379,771	971,730	928,375

As Adjusted	$3,731,568	$2,664,986	$1,714,237	$1,627,320

Total Credit Card Loans
Loan receivables
GAAP	$20,230,302	$23,814,307	$20,579,923	$20,694,395
Adjustments for Statement No. 167	27,229,062	25,878,667	27,349,319	25,011,827

As Adjusted	$47,459,364	$49,692,974	$47,929,242	$45,706,222

	As of and for the Year Ended November 30,
Total Credit Card Loans	2009	2008	2007	2006
	(dollars in thousands)
Charge-offs
GAAP	$(2,096,573)	$(1,139,176)	$(837,210)	$(848,645)
Adjustments for Statement No. 167	(2,208,036)	(1,713,409)	(1,366,949)	(1,331,501)

As Adjusted	$(4,304,609)	$(2,852,585)	$(2,204,159)	$(2,180,146)

Recoveries
GAAP	$185,616	$165,694	$160,202	$153,006
Adjustments for Statement No. 167	212,100	240,422	247,439	274,793

As Adjusted	$397,716	$406,116	$407,641	$427,799

Net charge-offs
GAAP	$(1,910,957)	$(973,482)	$(677,008)	$(695,639)
Adjustments for Statement No. 167	(1,995,936)	(1,472,987)	(1,119,510)	(1,056,708)

As Adjusted	$(3,906,893)	$(2,446,469)	$(1,796,518)	$(1,752,347)

Allowance for loan losses (end of period)
GAAP	$1,647,086	$1,317,811	$750,786	$701,162
Adjustments for Statement No. 167	2,144,461	1,379,772	971,730	928,374

As Adjusted	$3,791,547	$2,697,583	$1,722,516	$1,629,536

Net charge-offs %
GAAP	7.87%	4.73%	3.41%	3.64%
Adjustments for Statement No. 167	0.13	0.34	0.43	0.32

As Adjusted	8.00%	5.07%	3.84%	3.96%

Delinquency Rate (over 30 days)
GAAP	5.52%	4.55%	3.28%	3.05%
Adjustments for Statement No. 167	0.08	0.11	0.31	0.34

As Adjusted	5.60%	4.66%	3.59%	3.39%

Delinquency Rate (over 90 days)
GAAP	2.92%	2.16%	1.53%	1.44%
Adjustments for Statement No. 167	0.02	0.06	0.15	0.15

As Adjusted	2.94%	2.22%	1.68%	1.59%

Average Balance Sheet Reconciliation

	For the Year Ended November 30, 2009			For the Year Ended November 30, 2008
	Average Balances	Interest Income/Expense	Yield	Average Balances	Interest Income/Expense	Yield
	(dollars in thousands)			(dollars in thousands)
Average restricted cash
GAAP	$—	$—	—%	$—	$—	—%
Adjustments for Statement No. 167	2,438,438	18,195	0.75	2,770,260	95,060	3.43

As Adjusted	$2,438,438	$18,195	0.75%	$2,770,260	$95,060	3.43%

Average investment securities
GAAP	$1,581,387	$68,694	4.34%	$916,307	$51,345	5.60%
Adjustments for Statement No. 167	(1,096,270)	(43,464)	0.86	(721,633)	(45,993)	(2.85)

As Adjusted	$485,117	$25,230	5.20%	$194,674	$5,352	2.75%

Average credit card loan receivables
GAAP	$24,266,782	$2,835,767	11.69%	$20,566,864	$2,245,719	10.92%
Adjustments for Statement No. 167	24,577,543	3,333,536	0.94	27,662,655	3,844,499	1.71

As Adjusted	$48,844,325	$6,169,303	12.63%	$48,229,519	$6,090,218	12.63%

Average total loan receivables
GAAP	$26,552,574	$3,004,284	11.31%	$21,348,493	$2,325,414	10.89%
Adjustments for Statement No. 167	24,577,543	3,333,536	1.09	27,662,655	3,844,499	1.70

As Adjusted	$51,130,117	$6,337,820	12.40%	$49,011,148	$6,169,913	12.59%

Average other interest-earning assets
GAAP	$2,338,438	$18,195	0.78%	$2,770,260	$95,060	3.43%
Adjustments for Statement No. 167	(2,338,438)	(18,195)	(0.78)	(2,770,260)	(95,060)	(3.43)

As Adjusted	$—	$—	—%	$—	$—	—%

Average total interest-earning assets
GAAP	$39,989,758	$3,145,080	7.86%	$33,409,965	$2,692,563	8.06%
Adjustments for Statement No. 167	23,581,273	3,290,072	2.26	26,941,022	3,798,506	2.70

As Adjusted	$63,571,031	$6,435,152	10.12%	$60,350,987	$6,491,069	10.76%

Average allowance for loan losses
GAAP	$(1,808,493)			$(887,668)
Adjustments for Statement No. 167	(1,741,736)			(1,145,671)

As Adjusted	$(3,550,229)			$(2,033,339)

Average other assets (non-interest bearing)
GAAP	$4,053,270			$2,960,496
Adjustments for Statement No. 167	(913,561)			(438,618)

As Adjusted	$3,139,709			$2,521,878

Average total assets
GAAP	$42,234,535			$36,804,388
Adjustments for Statement No. 167	20,925,976			25,356,733

As Adjusted	$63,160,511			$62,161,121

Average securitized borrowings
GAAP	$—	$—	—%	$—	$—	—%
Adjustments for Statement No. 167	22,720,700	354,215	1.56	26,897,712	1,023,320	3.80

As Adjusted	$22,720,700	$354,215	1.56%	$26,897,712	$1,023,320	3.80%

Average total borrowings
GAAP	$2,486,187	$64,200	2.58%	$1,956,807	$88,568	4.53%
Adjustments for Statement No. 167	22,720,700	354,215	(0.92)	26,897,712	1,023,320	(0.69)

As Adjusted	$25,206,887	$418,415	1.66%	$28,854,519	$1,111,888	3.84%

Average total interest-bearing liabilities
GAAP	$31,609,777	$1,251,284	3.96%	$27,644,581	$1,288,005	4.66%
Adjustments for Statement No. 167	22,720,700	354,215	(1.00)	26,897,712	1,023,320	(0.42)

As Adjusted	$54,330,477	$1,605,499	2.96%	$54,542,293	$2,311,325	4.24%

	For the Year Ended November 30, 2009	For the Year Ended November 30, 2008
	Average Balances
	(dollars in thousands, except where noted)
Average other liabilities and stockholders’ equity (non-interest earning)
GAAP	$10,624,758	$9,159,807
Adjustments for Statement No. 167	(1,794,724)	(2,609,385)

As Adjusted	$8,830,034	$6,550,422

Average total liabilities and stockholders’ equity
GAAP	$42,234,535	$36,804,388
Adjustments for Statement No. 167	20,925,976	25,356,733

As Adjusted	$63,160,511	$62,161,121

	Ratios and Other Amounts
Net interest margin
GAAP	7.13%	6.58%
Adjustments for Statement No. 167	2.32	1.95

As Adjusted	9.45%	8.53%

Net yield on interest-earning assets
GAAP	4.74%	4.20%
Adjustments for Statement No. 167	2.86	2.73

As Adjusted	7.60%	6.93%

Interest rate spread
GAAP	3.90%	3.40%
Adjustments for Statement No. 167	3.26	3.13

As Adjusted	7.16%	6.53%

Amortization of balance transfer fees in interest income on credit card loans (dollars in millions)
GAAP	$128	$70
Adjustments for Statement No. 167	59	45

As Adjusted	$187	$115

	For the Year Ended November 30, 2007	For the Year Ended November 30, 2006
Total average loan receivables
GAAP	$19,947,784	$19,252,929
Adjustments for Statement No. 167	26,965,690	25,156,303

As Adjusted	$46,913,474	$44,409,232

Total loans interest yield
GAAP	10.73%	10.48%
Adjustments for Statement No. 167	1.91	2.03

As Adjusted	12.64%	12.51%

Total average credit card loan receivables
GAAP	$19,845,880	$19,120,946
Adjustments for Statement No. 167	26,965,690	25,156,303

As Adjusted	$46,811,570	$44,277,249

Credit card interest yield
GAAP	10.75%	10.50%
Adjustments for Statement No. 167	1.91	2.03

As Adjusted	12.66%	12.53%

2010 Highlights

•

Net income in 2010 was $765 million as compared to a reported net income of $1.3 billion in 2009 (which included $1.2 billion of after tax income from the settlement of our antitrust litigation) and an as adjusted net loss of $237 million in 2009.

•

After peaking in the first quarter, net charge-offs declined throughout the remainder of 2010. Our over 30 day delinquencies declined throughout 2010 after peaking in the fourth quarter of 2009. At November 30, 2010, the twelve-month outlook for credit had improved in comparison to the outlook at the end of 2009 resulting in a decline in the loan loss reserve rate, which led to a $598 million reduction of our allowance for loan losses in 2010.

•

Discover card sales volume increased 6% in 2010 as compared to 2009, due to higher average spend per customer and broadened merchant acceptance. However, credit card loan receivables at November 30, 2010 were down 5%, to $45.2 billion, from November 30, 2009 as adjusted due to a reduction in promotional rate balances and an increase in the payment rate.

•

Our revenues were unfavorably impacted in 2010 by the implementation of CARD Act provisions, which included limitations on our ability to reprice accounts, the elimination of overlimit fees and a reduction in the amount of standard late fees.

•	We made significant investments to strengthen the Discover brand in 2010, reflected in a 14% increase in marketing and business development expenses as compared to 2009.

•

Transaction dollar volume in our Payment Services segment was $152 billion in 2010, an increase of 8% as compared to 2009, and the number of transactions processed on our PULSE network increased 15% during the same period. Pretax income for the segment was $141 million in 2010, an increase of 33% from 2009, reflecting increased volumes from new and existing clients, higher margins from transactions processed on our PULSE network and lower operating expenses.

•

Direct-to-consumer deposits grew to $20.6 billion at November 30, 2010, an increase of $8 billion as compared to November 30, 2009. This increase included the acquisition of approximately $1 billion of deposits in the second quarter 2010.

•

Our total equity at November 30, 2010 was $2.0 billion lower than it was at November 30, 2009, although our regulatory capital ratios continued to remain strong. The reduction in equity reflects a $1.3 billion reduction related to our adoption of FASB Statements No. 166 and 167 and a $1.4 billion reduction related to our redemption of our preferred stock and a warrant to purchase shares of our common stock that we previously issued to the U.S. Treasury under the Capital Purchase Program. These reductions were partially offset by the addition of $765 million of net income.

2009 and 2008 Highlights

•

In 2008, we settled our antitrust litigation with Visa and MasterCard for $2.75 billion. We received $862.5 million from MasterCard ($535 million after tax) in the fourth quarter 2008 for its portion of the settlement. Throughout 2009, we received a total of $1.9 billion ($1.2 billion after tax) from Visa for its portion of the settlement. At the time of our spin-off, we entered into an agreement with Morgan Stanley to determine how proceeds from the litigation would be shared, among other things. In 2010, we paid Morgan Stanley a dividend of $775 million under an amendment to that agreement. For additional details, see Note 21: Litigation to our consolidated financial statements.

•

We acquired Diners Club International (“Diners Club”) for $168 million in June 2008. Diners Club has network licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services in over 185 countries and territories.

•

We sold our United Kingdom credit card business (Goldfish) in March 2008. This business represented substantially all of our International Card segment, which is presented in discontinued operations in this report.

Outlook

Credit performance improved throughout 2010 and we believe delinquencies and net charge-offs will continue to improve in 2011 as compared to 2010 levels. We expect this improvement to result in further reductions of our loan loss reserves.

In 2011, we expect the continued impact of the implementation of CARD Act provisions along with an anticipated increase in the volume of promotional rate offers to unfavorably impact credit card yield, although we believe it will be partially offset by continued improvement in interest charge-offs. The decline in credit card yield, together with the addition of lower rate student loans from the acquisition of The Student Loan Corporation, discussed further below, will lead to a reduction in our net interest margin.

We believe that the significant investments we made in marketing and advertising in 2010 will continue to benefit Discover card sales volumes in 2011. This along with an expected increase in the volume of promotional rate offers may result in a modest increase in the level of credit card loan receivables.

At November 30, 2010, we had $10.1 billion in our liquidity investment portfolio. Maturities of deposit and securitization obligations leveled off in the second half of 2010 and we expect 2011 maturities will be relatively stable by comparison. In 2011, the level of our liquidity investment portfolio will fluctuate primarily due to asset requirements, maturity obligations and deposit cash flows. With respect to new funding, we expect to continue to grow direct-to-consumer deposits in 2011 and take advantage of opportunities to issue asset-backed securities when we believe market conditions are favorable.

We experienced strong growth in volumes in our payments business in 2010, which we expect to continue in 2011. Our investment in building brand awareness and global acceptance is expected to grow in 2011 compared to 2010 levels. We believe that our strategic network alliances with key card networks such as Korea’s BC Card, Japan’s JCB, China UnionPay and Serbia’s DinaCard, along with the continued development of merchant acquirer relationships, will be our foundation for driving global acceptance and volumes.

Recent Developments

On December 31, 2010, we acquired The Student Loan Corporation (“SLC”) in a merger transaction for $600 million. We received a purchase price closing adjustment in the form of a cash payment of approximately $234 million from Citibank, N.A. (“Citibank”), the 80% owner of SLC before the merger, resulting in a net cash outlay of approximately $366 million for the acquisition of SLC. In the transaction, we acquired SLC’s ongoing private student loan business and approximately $4.2 billion of private student loans and other assets, along with assuming approximately $3.4 billion of SLC’s existing asset-backed securitization debt funding and other liabilities. We acquired the loans and other assets at an 8.5% discount, which will be applied to the balance sheet items through purchase accounting entries. SLC is now a wholly-owned subsidiary of Discover Bank. The acquisition significantly increased the size of our private student loan portfolio, which was $1.0 billion at November 30, 2010. In addition, the acquisition has provided us with a developed student loan business platform, additional school relationships, experienced personnel and SLC’s website.

Legislative and Regulatory Developments

Financial Regulatory Reform

In July 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Reform Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring us to change our business practices, requiring us to meet more stringent capital, liquidity and leverage ratio requirements, limiting our ability to pursue business opportunities, imposing additional costs on us, limiting fees we can charge for services, impacting the value of our assets, or otherwise adversely affecting our businesses.

The Reform Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms, including bank holding companies with assets of at least $50 billion, which would include us. It does so through a variety of measures, including increased capital and liquidity requirements, limits on leverage, enhanced supervisory authority (including authority to limit activities and growth), regulatory oversight of non-banking entities, broad new powers to seize and wind down failed systemically-important financial firms, including non-bank financial companies (and the establishment of a mechanism to recover such costs through assessments on large financial firms), enhanced regulation of derivatives, restrictions on and additional disclosure of executive compensation, additional corporate governance requirements, and oversight of credit rating agencies. Effective July 2011, the Reform Act requires a bank holding company that elects treatment as a financial holding company, such as us, to be both well-capitalized and well-managed in addition to the existing requirement that a financial holding company’s subsidiary banks be well-capitalized and well-managed.

Additionally, the Reform Act established the Bureau of Consumer Financial Protection (the “BCFP”) within the Federal Reserve, which will regulate consumer financial products and services. On July 21, 2011, many consumer financial protection functions currently assigned to the federal banking and other designated agencies will shift to the BCFP. The BCFP will have broad rulemaking authority over providers of credit, savings and payment services and products. The BCFP will be directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. The BCFP will have rulemaking and interpretive authority under existing and future consumer financial services laws and broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as us. State officials will be authorized to enforce consumer protection rules issued by the BCFP. For more information regarding the BCFP and how it may affect us, see “Risk Factors.”

In addition, the Reform Act requires, effective July 21, 2011, that interchange fees paid to or charged by payment card issuers on debit card transactions be “reasonable and proportional” to the issuer’s cost in connection with such transactions. The Reform Act directs the Federal Reserve to enact rules to implement this requirement and to prohibit debit card networks and issuers from requiring debit card transactions to be processed solely on a single payment network or two or more affiliated networks. Further, the Reform Act prohibits credit/debit network rules that restrict merchants from offering discounts to customers in order to encourage them to use a particular form of payment, or from setting minimum transaction amounts of $10.00 or less for use of credit cards, as long as such merchant practices do not differentiate on the basis of the issuer or network. The impact of these provisions on the debit card market and the PULSE network will depend upon Federal Reserve implementing regulations, the actions of our competitors, and the behavior of other marketplace participants. The Federal Reserve issued proposed regulations in December 2010, and we are currently evaluating the proposal. The provisions applicable to the debit card market may adversely affect PULSE’s business practices, network transaction volume, revenue, and prospects for future growth. For more information regarding the potential impact of these provisions on us, see “Risk Factors.”

In addition, the Reform Act contains several provisions that could increase the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums paid by Discover Bank. See “ – FDIC Initiatives Regarding Assessments” below for more information. Various other assessments and fees are also authorized in the legislation and others could be authorized in the future.

As described below under “ – Asset-Backed Securities Regulations,” the Reform Act also imposes a number of significant changes relating to the asset-backed securities and structured finance markets, which may impact our ability and/or desire to utilize those markets to meet funding and liquidity needs.

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

Certain provisions of the CARD Act have required us to make fundamental changes to our business practices and systems. We have made modifications to products, pricing, marketing strategies and other business practices designed to be in compliance with the law, to be attractive to consumers and to provide a good return for our stockholders. Certain CARD Act requirements, however, have reduced and will continue to reduce our interest income and loan fee income. See “Risk Factors” for more information. The long-term impact of the CARD Act ultimately depends upon consumer behavior and the actions of our competitors, in addition to further Federal Reserve and BCFP interpretation of the provisions.

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

Asset-Backed Securities Regulations

While we have capacity to issue new asset-backed securities from our credit card securitization trusts, there has been uncertainty in the securitization market as a result of revised accounting standards and related guidance from the FDIC as well as proposed new Securities and Exchange Commission (“SEC”) rules governing the issuance of asset-backed securities and additional requirements contained in the Reform Act.

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

In March 2010, the FDIC published a transitional rule that preserved the safe-harbor treatment applicable under the original FDIC safe harbor rule for beneficial interests in securitizations of revolving assets issued on or prior to September 30, 2010 so long as those securitizations would have complied with the original safe harbor under GAAP in effect prior to November 15, 2009. On September 27, 2010, the FDIC approved a final rule that preserves the safe-harbor treatment applicable to revolving trusts and master trusts that issued any securities on or prior to September 27, 2010, which includes the trusts used in our credit card securitization program. Other legislative and regulatory developments, namely the proposed SEC Regulation AB II, the securitization and rating agency provisions of the Reform Act and the federal banking agencies’ notice regarding their consideration of replacement of the ratings-based approach for assessing capital charges against securitization exposures, may, however, impact our ability and/or desire to issue asset-backed securities in the future. See below for additional information.

SEC Regulation AB II

In April 2010, the SEC proposed revised rules for asset-backed securities offerings (“SEC Regulation AB II”) that, if adopted, would substantially change the disclosure, reporting and offering process for public and private offerings of asset-backed securities, including those offered under our credit card securitization program. The proposed rules, if adopted in their current form, would, among other things, impose as a condition for the shelf registration of asset-backed securities a requirement that the sponsor of the asset-backed securities offering hold a minimum of 5% of the nominal amount of each of the tranches sold or transferred to investors (or, in the case of revolving master trusts, an originator’s interest of a minimum of 5% of the nominal amount of the securitization exposures) and not hedge those holdings. Issuers of publicly offered asset-backed securities would be required to disclose more information regarding the underlying assets and to file a computer program that demonstrates the effect of the transaction’s waterfall of distributions. In addition, the proposals would alter the safe-harbor standards for the private placement of asset-backed securities to impose informational requirements similar to those that would apply to registered public offerings of such securities.

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

Additionally, the Reform Act nullified Rule 436(g) of the Securities Act of 1933 (the “Securities Act”) effective immediately, which had provided that credit ratings assigned by a rating agency would not be considered part of a registration statement prepared or certified by an expert. This change requires registrants (including issuers of asset-backed securities) to obtain written consent of a credit rating agency in order to include the agency’s rating in a registration statement and subjects the rating agencies to “expert liability” under Section 11 of the Securities Act for misstatements or omissions of materials facts in connection with such credit rating disclosure. In response to this measure, the major credit rating agencies issued statements indicating that they would be unwilling to provide the required consent. In order to provide a transition period, the SEC subsequently issued a “no-action” letter in July 2010 allowing issuers of asset-backed securities to omit credit ratings from registration statements until January 24, 2011. In November 2010, the SEC issued a second letter extending this no-action period indefinitely. Failure to ultimately resolve this issue could impact our ability to offer registered asset-backed securities.

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

It is uncertain at this time what the rules implementing the provisions of the Reform Act related to asset-backed securities will ultimately look like and what impact they will have on our ability and/or desire to issue asset-backed securities in the future. For instance, with respect to risk retention, we currently hold the seller’s interest in our securitization trusts as well as certain subordinated tranches issued by these trusts, which collectively represent approximately 57% of the principal receivables balance in our trusts as of November 30, 2010. Although we believe it likely that any final regulations implementing the Reform Act risk retention requirements, which must be adopted on an interagency basis, will recognize these interests as satisfying the risk retention requirement, we will not have certainty until the proposed rules have been promulgated. The SEC recently published a timetable for the release of its rules implementing the provisions of the Reform Act including those impacting the issuance of asset-backed securities, which are scheduled to be released by July 2011. However, the SEC has provided no timetable for implementing the disclosure changes in proposed SEC Regulation AB II, as the Reform Act does not mandate the timing for adoption of those changes.

Student Loan Legislation

The Health Care and Education Reconciliation Act of 2010 (“HCERA”) requires all federal student loans originated after July 2010 to be made directly by the federal government, rather than by private institutions through the Federal Family Education Loan Program. Because HCERA allows financial institutions to continue offering private student loans, we do not currently expect it to have a significant impact on our private student loan program. The Reform Act referenced above provides for a study of private education loans and lenders and creates a private education loan ombudsman within the BCFP. The study could lead to additional legislation or regulation in the future. In addition, legislation has been introduced in Congress that would make it substantially easier for borrowers to discharge private student loans in bankruptcy, as described further below, and could be reintroduced in the next Congress.

Bankruptcy Legislation

A bill referred to the Senate Judiciary Committee in the previous Congress would disallow claims in Chapter 7 bankruptcy based on “high cost” consumer debt and exclude consumers with such debt from the bankruptcy “means test.” The means test requires debtors who can afford to repay a portion of their debts through Chapter 13 repayment plan do so, rather than discharge all indebtedness under Chapter 7. The proposed legislation, if enacted, could increase the percentage of bankruptcy filers who obtain full debt discharges to the detriment of all unsecured lenders, and could result in increased charge-offs of our loan receivables. It is unclear whether this legislation will be considered by the next Congress.

Congress has also considered legislation to allow bankruptcy courts to restructure first mortgage loans (e.g., by reducing the loan amount to the value of the collateral, a process referred to as “cramdown”). Such a change would likely increase the number of individuals who file for bankruptcy, which would adversely impact all creditors including us. While the House of Representatives approved a cramdown bill, the Senate did not. This or similar legislation could be reintroduced in the next Congress.

In addition, a Congressional subcommittee in the previous Congress approved a bill that would remove current limitations on the dischargeability of private student loan debts in bankruptcy. If enacted, the bill would make it substantially easier for borrowers of private student loans to obtain a discharge of their student loan debts. This bill could be reintroduced in the next Congress. If such legislation were to be enacted into law, it could substantially increase the credit losses of our private student loan business.

Compensation Developments

In June 2010, the Federal Reserve, together with the FDIC and the other banking agencies, issued final guidance designed to ensure that incentive compensation practices of financial organizations take into account risk and are consistent with safety and soundness. The Federal Reserve recently conducted a special horizontal review of compensation practices at more than twenty large complex banking organizations, including us, with the expectation that incentive compensation practices appropriately balance risk and financial results and avoid creating incentives for employees to take imprudent risks. The Reform Act described above under “ – Financial Regulatory Reform” imposes additional disclosures and restrictions on compensation.

FDIC Initiatives Regarding Assessments

The Reform Act contains several provisions that could increase the FDIC deposit insurance premiums paid by Discover Bank. One provision includes a change in the assessment base for federal deposit insurance from the amount of total deposits to consolidated assets less tangible equity. Another provision includes an increase in the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits (with the FDIC having until September 30, 2020 to meet the new minimum through assessments on insured depository institutions with assets of $10 billion or more) while also removing the cap on the size of the fund. As required by the Reform Act, in October 2010, the FDIC announced its plan to increase the required reserve ratio of the Deposit Insurance Fund to 1.35% by September 30, 2020 utilizing new rate schedules. This was followed by two proposals issued by the FDIC in November 2010. In its first proposal, the FDIC proposed to implement the provision of the Reform Act that changes the assessment base for deposit insurance premiums from one based on insured deposits to one based on average consolidated assets less tangible equity and change the assessment rate schedules so that approximately the same amount of revenue would be collected under the new assessment base as under the rate schedules proposed by the FDIC in October 2010. The second FDIC proposal would revise the risk-based assessment system for all large insured depository institutions (generally, those with at least $10 billion in total assets). Any future increases in assessments would decrease our earnings and could adversely affect our results of operations.

International Initiatives Related to Capital and Liquidity

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

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced minimum capital ratios and transition periods and endorsed the statements the Committee released in July 2010. Following endorsement of the Basel III reform package by the Group of Twenty Finance Ministers and Central Bank Governors (“G-20”) in November 2010, in December 2010 the Basel Committee released the Basel III rules text.

Basel III provides that: (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2% level to 4.5%, to be phased in by January 1, 2015, and (ii) the minimum requirement for the Tier 1 capital ratio will be increased from 4% to 6%, to be phased in by January 1, 2015. The Tier 1 common equity ratio will be calculated after applying certain regulatory deductions, including for deferred tax assets above prescribed limitations that arise from timing differences.

In addition, Basel III includes a “capital conservation buffer” that requires banking organizations to maintain an additional 2.5% of Tier 1 common equity to total risk weighted assets on top of the minimum requirement, which will be phased in between January 1, 2016 and January 1, 2019. The capital conservation buffer is designed to absorb losses in periods of financial and economic distress and, while banks are allowed to draw on the buffer during periods of stress, if a bank’s regulatory capital ratios approach the minimum requirement, the bank will be subject to constraints on earnings distributions. In addition, Basel III includes a countercyclical buffer within a range of 0% – 2.5%, which would be implemented according to a particular nation’s circumstances.

These capital requirements are supplemented under Basel III by a non-risk-based leverage ratio. A minimum Tier 1 leverage ratio of 3% will be tested during the parallel run period starting January 1, 2013. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017.

Basel III states that systemically important banks should have higher “loss absorbing capacity” than required by the Basel III standards. The Committee will complete a study of the magnitude of additional loss absorbency that global systemically important banks should have by mid-2011. Basel III also reaffirms the Basel Committee’s intention to introduce higher capital requirements on securitization and trading activities at the end of 2011.

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

Implementation of Basel III in the U.S. will require implementing regulations and guidelines by U.S. banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how U.S. banking regulators will define “well-capitalized” in their implementation of Basel III.

The Reform Act also includes provisions related to increased capital and liquidity requirements. Such provisions would establish minimum leverage and risk-based capital requirements on a consolidated basis for all depository institution holding companies and insured depository institutions that cannot be less than the strictest requirements in effect for depository institutions as of the date of enactment of the Reform Act (i.e., July 21, 2010).

We are not able to predict at this time the precise content of capital and liquidity guidelines or regulations that may be adopted by regulatory agencies having authority over us and our subsidiaries or the impact that any changes in regulation would have on us. However, we expect that the new standards will generally require us or our banking subsidiaries to maintain more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities in order to comply with formulaic liquidity requirements, which could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities.

Results of Operations

The discussion below provides a summary of our results of operations for the years ended November 30, 2010 compared to our results of operations for the years ended November 30, 2009 and 2008 as adjusted. The discussion also provides information about our loan receivables as of November 30, 2010 as compared to November 30, 2009 and 2008 as adjusted. In certain tables, quantitative information about our loan receivables as of November 30, 2007 and 2006 are also shown on an as adjusted basis. For a reconciliation of GAAP to as adjusted financial data, see “ – Reconciliations of GAAP to As Adjusted Data.” All information and comparisons are based solely on continuing operations.

Segments

We manage our business activities in two segments: Direct Banking, and Payment Services. In compiling the segment results that follow, our Direct Banking segment bears all overhead costs that are not specifically associated with a particular segment and all costs associated with Discover Network marketing, servicing and infrastructure, with the exception of an allocation of direct and incremental costs driven by our Payment Services segment.

Direct Banking. Our Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses that are accepted on the Discover Network and other consumer products and services, including student loans, personal loans, prepaid cards and other consumer lending and deposit products offered through our Discover Bank subsidiary.

Payment Services. Our Payment Services segment includes the PULSE network, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and our third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.

The following table presents segment data (dollars in thousands):

	For the Years Ended November 30,
	2010	2009	2008
Direct Banking(1)
Interest income	$6,146,199	$6,434,054	$6,487,904
Interest expense	1,582,745	1,605,277	2,311,241

Net interest income	4,563,454	4,828,777	4,176,663
Provision for loan losses	3,206,705	5,123,030	3,476,644
Other income	1,827,414	1,946,270	2,014,584
Other expense	2,056,685	2,087,970	2,314,926

Income (loss) before income tax expense	1,127,478	(435,953)	399,677

Payment Services(2)
Interest income	19	1,098	3,165
Interest expense	243	222	83

Net interest income	(224)	876	3,082
Provision for loan losses	—	—	—
Other income	267,585	239,794	179,200
Other expense	125,980	134,126	100,871

Income before income tax expense	141,381	106,544	81,411

Total income (loss) before income tax expense	$1,268,859	$(329,409)	$481,088

(1)	The 2009 and 2008 Direct Banking segment information is presented on an as adjusted basis. No adjustments have been made to the Payment Services segment. See reconciliation in “ – Reconciliations of GAAP to As Adjusted Data.”
(2)	Diners Club was acquired on June 30, 2008.

The following table presents information on transaction volume (in thousands):

	For the Years Ended November 30,
	2010	2009	2008
Network Transaction Volume
PULSE network	$118,178,821	$109,302,121	$106,012,108
Third-Party Issuers	6,802,480	5,671,555	6,398,579
Diners Club(1)	27,132,901	26,172,977	12,685,690

Total Payment Services	152,114,202	141,146,653	125,096,377
Discover Network – Proprietary(2)	95,759,835	90,688,997	95,688,443

Total Volume	$247,874,037	$231,835,650	$220,784,820

Transactions Processed on Networks
Discover Network	1,605,114	1,513,955	1,515,368
PULSE network	3,308,543	2,878,720	2,682,312

Total	4,913,657	4,392,675	4,197,680

Credit Card Volume
Discover Card Volume(3)	$98,698,861	$95,592,170	$105,734,055
Discover Card Sales Volume(4)	$92,470,523	$87,460,552	$92,239,779

(1)	Diners Club was acquired on June 30, 2008. Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.
(2)	Represents gross proprietary sales volume on the Discover Network.
(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and fee-based products.
(4)	Represents Discover card activity related to net sales.

Direct Banking

For the Year Ended November 30, 2010 compared to the Year Ended November 30, 2009

Our Direct Banking segment had pretax income of $1.1 billion for the year ended November 30, 2010 as compared to a reported pretax income of $2.0 billion (which included $1.9 billion in income from the settlement of our antitrust litigation) and an as adjusted pretax loss of $436 million for the year ended 2009.

Discover card sales volume was up for the year ended November 30, 2010 as compared to 2009 reflecting higher average spend per customer and a continued increase in merchant acceptance. Loan receivables totaled $48.8 billion at November 30, 2010, which was down from $50.9 billion at November 30, 2009 as adjusted, reflecting a decline in credit card loans and federal student loans, partially offset by an increase in personal loans and private student loans. Although sales volumes increased, credit card loans declined as a result of a reduction in promotional rate balances and an increase in the payment rate. In 2010, we sold $1.5 billion in federal student loans to the U.S. Department of Education and classified the remaining $788 million of federal student loan balances as held for sale.

Net interest income declined during 2010 as compared to 2009 as adjusted, largely due to a decline in the average level of credit card loan receivables as well as a lower net interest margin. The decline in net interest margin is reflective of the impact of legislative changes on credit card yield and an increase in the average level of lower rate student loan balances, partially offset by higher interest rates earned on standard balances and fewer promotional rate balances.

At November 30, 2010, our over 30 days delinquency rate was 3.89% as compared to 5.31% at November 30, 2009 as adjusted, reflective of continued improvement in credit performance. For the year ended November 30, 2010, our net charge-off rate declined to 7.57%, compared to 7.77% for the year ended November 30, 2009 as adjusted. A reduction in the loan loss reserve rate and a decline in the level of net charge-offs led to a decline in the provision for loan losses for the year ended November 30, 2010 as compared to 2009 as adjusted. For a more detailed discussion on provision for loan losses, see “ – Loan Quality – Provision and Allowance for Loan Losses.”

Other income decreased in 2010 as compared to 2009 as adjusted primarily due to the discontinuance of overlimit fees on consumer credit card loans beginning in February 2010 and a decline in late fees beginning in August 2010 in connection with implementing the provisions of the CARD Act. Other income in 2010 also included a $23 million charge related to the decision we made in 2010 to sell our remaining federal student loans. This decrease was partially offset by an increase in discount and interchange revenue and a $19.6 million gain related to the liquidation of collateral supporting the asset-backed commercial paper notes of Golden Key U.S. LLC (“Golden Key”).

Other expenses decreased during 2010 as compared to 2009 as adjusted as the impact of the cost containment initiatives begun in 2009, particularly those related to employee compensation and benefits and information processing and communications, largely offset the impact of higher marketing expenses. Additionally, the first quarter of 2010 benefited from a $29 million expense reversal related to the payment to Morgan Stanley under an amendment to the special dividend agreement, while the second quarter of 2009 included a $20 million restructuring charge related to a reduction in force.

For the Year Ended November 30, 2009 compared to the Year Ended November 30, 2008

Our Direct Banking segment had reported pretax income of $2.0 billion in the year ended November 30, 2009 as compared to reported pretax income of $1.6 billion in the year ended November 30, 2008. The Direct Banking segment had an as adjusted pretax loss of $436 million in 2009 as compared to an as adjusted pretax income of $400 million in 2008.

Rising unemployment and bankruptcy levels adversely impacted customer delinquencies and charge-offs in 2009, resulting in a 5.31% over 30 days delinquency rate at November 30, 2009 as adjusted, up from 4.56% at November 30, 2008 as adjusted. For the year ended November 30, 2009 as adjusted, the total net charge-off rate was 7.77%, up 276 basis points from the year ended November 30, 2008 as adjusted. The provision for loan losses increased for the year ended November 30, 2009 as adjusted compared to 2008 as adjusted, as a result of higher charge-offs and a higher reserve rate, reflective of the economic environment during 2009.

Discover card sales volume was down for the year ended November 30, 2009 as compared to 2008 reflecting lower gas prices and a general decline in consumer spending. Loan receivables of $50.9 billion at November 30, 2009 as adjusted were relatively unchanged from November 30, 2008 as adjusted as lower payments from our credit card customers and growth in both student and personal loans were largely offset by lower balance transfer activity and sales volume.

Net interest income increased in 2009 as adjusted compared to 2008 as adjusted due to the impact of higher interest rates earned on standard balances, a substantial reduction in promotional rate balances and lower interest rates on borrowings, partially offset by higher interest charge-offs.

Other income decreased during 2009 as adjusted as compared to 2008 as adjusted, primarily due a decrease in loan fee income partially offset by increases in discount and interchange revenue, fee product revenue and lower losses on investment securities.

Other expense decreased during 2009 as adjusted compared to 2008, reflecting the impact of lower marketing and litigation expenses along with cost containment initiatives, such as a reduction of headcount. Additionally, other expenses in 2008 were lower due to a $39 million benefit related to the curtailment of our pension plan.

Payment Services

For the Year Ended November 30, 2010 compared to the Year Ended November 30, 2009

Our Payment Services segment reported pretax income of $141 million for the year ended November 30, 2010, up $35 million as compared to the year ended November 30, 2009. Revenues were up $28 million as a result of increased volumes from new and existing clients, as well as higher margins from transactions on the PULSE network. Expenses were down $8 million primarily due to transaction processing cost reduction initiatives as well as a lower level of international marketing investments.

Transaction dollar volume for the year ended November 30, 2010 was $152 billion, an increase of 8% compared to the year ended November 30, 2009. The increase in transaction dollar volume was driven by higher volumes from all three contributors of our payments business, particularly PULSE volume. The number of transactions on the PULSE network increased by 15% for the year ended November 30, 2010 as compared to 2009.

For the Year Ended November 30, 2009 compared to the Year Ended November 30, 2008

Our Payment Services segment reported pretax income of $107 million for the year ended November 30, 2009, up $25 million as compared to the year ended November 30, 2008. Revenues were up $61 million mainly driven by increased transaction volume on the PULSE network, along with lower incentive payments and higher fee revenue. Expenses were also up $33 million including a higher level of international marketing investments, partially offset by the impact of cost containment initiatives. Additionally, the increase in both revenues and expenses during 2009 is due to the inclusion of Diners Club for the full year, as compared to half a year since its acquisition in June 2008.

Transaction dollar volume for the year ended November 30, 2009 was $141 billion, an increase of 13% compared to the year ended November 30, 2008. The increase in transaction dollar volume was driven primarily by the inclusion of Diners Club for the full year, as compared to a half a year in 2008, in addition to higher activity from new and existing financial institutions on the PULSE network. These were partially offset by the loss of volume from one large financial institution along with lower third-party issuer volume as a result of lower gasoline prices and lower overall spending.

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

Allowance for Loan Losses

We base our allowance for loan loss on several analyses that help us estimate incurred losses as of the balance sheet date. While our estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced to determine the allowance. We use a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The migration analysis considers uncollectible principal, interest and fees reflected in the loan receivables. In the first quarter 2010, management refined its ability to estimate loss emergence by using other analyses to estimate losses incurred from non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, current economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, and forecasting uncertainties. Given the same information, others may reach different reasonable conclusions.

If management used different assumptions in estimating incurred net loan losses, the impact to the allowance for loan losses could have a material effect on our consolidated financial condition and results of operations. For example, a 10% change in management’s estimate of incurred net loan losses could have resulted in a change of approximately $330 million in the allowance for loan losses at November 30, 2010, with a corresponding change in the provision for loan losses. See “ – Loan Quality” and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements for further details about our allowance for loan losses.

Customer Rewards Cost

We offer our customers various reward programs, including the Cashback Bonus reward program, pursuant to which we offer certain customers a reward equal to a percentage of their purchase amounts based on the type and volume of the customer’s purchases. The liability for customer rewards is included in accrued expenses and other liabilities on our consolidated statements of financial condition. We compute our rewards liability on an individual customer basis and it is accumulated as qualified customers make progress toward earning a reward through their ongoing purchase activity. The liability is adjusted for expected forfeitures of accumulated rewards. We estimate forfeitures based on historical account closure and charge-off experience, actual customer purchase activity and the terms of the rewards programs. We recognize reward costs as a reduction of discount and interchange revenue in the consolidated statements of income.

If management used a different estimate of forfeitures, our consolidated statement of financial condition and results of operations could have differed. For example, a 100 basis point decrease in the estimated forfeiture rate as of November 30, 2010, could have resulted in an increase in accrued expenses and other liabilities of approximately $10 million. The corresponding increase in rewards cost would have been reflected as a decrease in discount and interchange revenue. See “ – Other Income” and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements for further details about credit card rewards cost.

Goodwill and Other Nonamortizable Intangible Assets

We recognize goodwill when the purchase price of an acquired business exceeds the total of the fair values of the acquired net assets. In addition, we have recognized certain other nonamortizable intangible assets in our acquisition of the Diners Club business. As required by GAAP, we test goodwill and other nonamortizable intangible assets for impairment annually, or more often if indicators of impairment exist. In evaluating goodwill for impairment, management must estimate the fair value of the business unit(s) to which the goodwill relates. Because market data concerning acquisitions of comparable businesses typically are not readily obtainable, other valuation techniques such as earnings multiples and cash flow models are used in estimating the fair values of these businesses. Similarly, in evaluating the other nonamortizable intangible assets for potential impairment, management estimates their fair values using discounted cash flow models. In applying these techniques, management considers historical results, business forecasts, market and industry conditions and other factors. We may also consult independent valuation experts where needed in applying these valuation techniques. The valuation methodologies we use involve assumptions about business performance, revenue and expense growth, discount rates and other assumptions that are judgmental in nature.

If economic conditions deteriorate or other events adversely impact the assumptions used by management in these valuations, we may be exposed to an impairment loss that, when recognized, could have a material impact on our consolidated financial condition and results of operations. At November 30, 2010, there were no reporting units or intangible assets that were at reasonable risk for failing the respective impairment evaluations.

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

Earnings Summary

The following table outlines changes in our consolidated statement of income for the periods presented (dollars in thousands):

	For the Years Ended November 30,			2010 vs. 2009 increase (decrease)		2009 vs. 2008 increase (decrease)
	2010	2009 (As Adjusted1)	2008 (As Adjusted1)	$	%	$	%
Interest income	$6,146,218	$6,435,152	$6,491,069	$(288,934)	(4%)	$(55,917)	(1%)
Interest expense	1,582,988	1,605,499	2,311,324	(22,511)	(1%)	(705,825)	(31%)

Net interest income	4,563,230	4,829,653	4,179,745	(266,423)	(6%)	649,908	16%
Provision for loan losses	3,206,705	5,123,030	3,476,644	(1,916,325)	(37%)	1,646,386	47%

Net interest income after provision for loan losses	1,356,525	(293,377)	703,101	1,649,902	NM	(996,478)	(142%)
Other income	2,094,999	2,186,064	2,193,784	(91,065)	(4%)	(7,720)	0%
Other expense	2,182,665	2,222,096	2,415,797	(39,431)	(2%)	(193,701)	(8%)

Income (loss) before income tax expense	1,268,859	(329,409)	481,088	1,598,268	NM	(810,497)	(168%)
Income tax expense (benefit)	504,071	(92,125)	150,162	596,196	NM	(242,287)	(161%)

Income (loss) from continuing operations	$764,788	$(237,284)	$330,926	$1,002,072	NM	$(568,210)	(172%)

(1)	See “ – Reconciliations of GAAP to As Adjusted Data.”

Net Interest Income

The tables that follow this section have been provided to supplement the discussion below and provide further analysis of net interest income, net interest margin and the impact of rate and volume changes on net interest income. Net interest income represents the difference between interest income earned on our interest-earning assets and the interest expense incurred to finance those assets. We analyze net interest income in total by calculating net interest margin (interest income, net of interest expense, as a percentage of average total loan receivables). We also separately consider the impact of the level of loan receivables and the related interest yield and the impact of the cost of funds related to each of our funding sources, along with the income generated by our liquidity investment portfolio, on net interest income.

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

•	The credit performance of our loans, particularly with regard to charge-offs of finance charges, which reduce interest income;

•	The terms of long-term borrowings and certificates of deposit upon initial offering, including maturity and interest rate;

•	The level and composition of other interest-bearing assets and liabilities, including our liquidity investment portfolio;

•	Changes in the interest rate environment, including the levels of interest rates and the relationships among interest rate indices, such as the prime rate, the Federal Funds rate and LIBOR; and

•	The effectiveness of interest rate swaps in our interest rate risk management program.

For the Year Ended November 30, 2010 compared to the Year Ended November 30, 2009

Net interest income was $4.6 billion for the year ended November 30, 2010, a decline of 6% as compared to the year ended November 30, 2009 as adjusted. The decline in net interest income was primarily due to a lower average level of credit card loan receivables as well as a decline in net interest margin.

Net interest margin was 9.14% for the year ended November 30, 2010, down 31 basis points as compared to the year ended November 30, 2009 as adjusted. This reflects a greater proportion of lower-rate student loans in our loan portfolio for much of the year, lower rates earned on higher balances in our liquidity investment portfolio and higher rates paid on long-term borrowings, partially offset by lower deposit funding costs and an improvement in credit card yield. Yield on credit card loan receivables improved as a result of fewer promotional rate balances and higher interest rates earned on standard balances, partially offset by the impact of legislative changes related to restrictions on increasing interest rates on existing balances beginning in February 2010. Although the yield on credit card loan receivables was higher for the full year 2010 as compared to 2009 as adjusted, the credit card yield during the fourth quarter 2010 was lower than the fourth quarter 2009 as adjusted. In 2011, we expect the credit card yield to decline as a result of the continued impact of the implementation of CARD Act provisions and a planned increase in promotional rate offers.

The level of net interest income also declined during the year ended November 30, 2010, as compared to the year ended November 30, 2009 as adjusted, because of a decline in the average level of credit card loan receivables, which was driven by a reduction in promotional rate balances and an increase in the payment rate. This was partially offset by an increase in the level of student loans and a higher average level of liquidity.

Interest expense declined slightly for the year ended November 30, 2010 as compared to the year ended November 30, 2009 as adjusted largely as a result of lower interest expense on securitized debt and deposits offset by higher expense associated with subordinated debt issuances in late 2009 and April 2010. Interest expense on securitized debt declined because of a significant level of maturities in the first half of 2010. Interest expense on deposits declined as the decline in deposit interest rates more than offset the higher level of deposit borrowings, which replaced the maturing asset-backed securities.

For the Year Ended November 30, 2009 compared to the Year Ended November 30, 2008

Net interest income was $4.8 billion for the year ended November 30, 2009 as adjusted, an increase of 16% as compared to the year ended November 30, 2008 as adjusted. The increase in net interest income was primarily due to an increase in net interest margin along with an increase in the average level of loan receivables.

Net interest margin was 9.45% for the year ended November 30, 2009 as adjusted, up 92 basis points as compared to the year ended November 30, 2008 as adjusted. The increase was due to lower funding costs partially offset by a lower yield on our loan receivables and liquidity investment portfolio. In 2008, interest expense was negatively impacted by the disruptions in the capital markets, which caused the differential between LIBOR (the rate to which our securitized borrowings are benchmarked) and the Federal Funds rate (which impacts the prime rate, the rate to which our floating rate credit card receivables are benchmarked). By 2009, the differential between LIBOR and the Federal Funds rate had narrowed to more normalized ranges.

The yield on loan receivables was 12.40% for the year ended November 30, 2009 as adjusted, down 19 basis points as compared to the year ended November 30, 2008 as adjusted due to a higher level of student and personal loans, which earn lower interest rates. The yield on credit card loans was 12.63% in both 2009 as adjusted and 2008 as adjusted as an increase in rates on standard balances and a reduction in promotional rate balances were offset by an increase in finance charge charge-offs.

The increase in net interest income in 2009 as adjusted as compared to 2008 as adjusted was also due to an increase in the average level of loan receivables. This was primarily attributable to a decline in the credit card payment rate and an increase in both student and personal loan receivable balances, partially offset by lower balance transfer activity and lower sales volume.

Interest expense declined significantly for the period ending November 30, 2009 as adjusted compared to the same period in 2008 as adjusted primarily due to a decline in funding costs related to securitized borrowings as discussed above. Throughout 2009 we grew our deposits business, which provided a significant source of funds while the securitization market was disrupted. Due to the decline in benchmark deposit rates throughout 2009, our cost of funds related to deposits improved during 2009 as compared to 2008.

Average Balance Sheet Analysis

	2010			2009 (As Adjusted1)			2008 (As Adjusted1)
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$9,628,759	0.25%	$24,319	$8,854,380	0.56%	$50,024	$8,374,905	2.64%	$220,744
Restricted cash	2,124,343	0.16%	3,419	2,438,438	0.75%	18,195	2,770,260	3.43%	95,060
Other short-term investments	235,549	1.03%	2,435	662,979	0.59%	3,883	—	—	—
Investment securities	1,688,453	1.55%	26,222	485,117	5.20%	25,230	194,674	2.75%	5,352
Loan receivables:(2)
Credit card(3)	45,616,791	12.79%	5,836,002	48,844,325	12.63%	6,169,303	48,229,519	12.63%	6,090,218
Other(4)	4,292,396	5.91%	253,821	2,285,792	7.37%	168,517	781,629	10.20%	79,695

Total loan receivables	49,909,187	12.20%	6,089,823	51,130,117	12.40%	6,337,820	49,011,148	12.59%	6,169,913

Total interest-earning assets	63,586,291	9.67%	6,146,218	63,571,031	10.12%	6,435,152	60,350,987	10.76%	6,491,069
Allowance for loan losses	(3,870,545)			(3,550,229)			(2,033,339)
Other assets	3,978,625			3,139,709			2,521,878
Assets from discontinued operations	—			—			1,321,595

Total assets	$63,694,371			$63,160,511			$62,161,121

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(5)	$27,274,405	3.84%	1,046,108	$24,748,485	4.52%	1,117,396	$21,208,003	5.01%	1,062,741
Savings deposits	7,262,870	1.43%	104,134	4,349,107	1.59%	69,288	4,439,434	3.07%	136,271
Other interest-bearing deposits	21,178	1.24%	262	25,998	1.54%	400	40,337	1.05%	424

Total interest-bearing deposits(6)	34,558,453	3.33%	1,150,504	29,123,590	4.08%	1,187,084	25,687,774	4.67%	1,199,436
Borrowings:
Short-term borrowings	410	0.24%	1	837,452	0.30%	2,538	37,660	0.91%	343
Securitized borrowings	17,247,078	1.58%	272,535	22,720,700	1.56%	354,215	26,897,712	3.80%	1,023,320
Other long-term borrowings(5)	2,736,017	5.85%	159,948	1,648,735	3.74%	61,662	1,919,147	4.60%	88,225

Total borrowings	19,983,505	2.16%	432,484	25,206,887	1.66%	418,415	28,854,519	3.85%	1,111,888

Total interest-bearing liabilities	54,541,958	2.90%	1,582,988	54,330,477	2.96%	1,605,499	54,542,293	4.24%	2,311,324
Liabilities of discontinued operations	—			—			968,406
Other liabilities and stockholders’ equity	9,152,413			8,830,034			6,650,422

Total liabilities and stockholders’ equity	$63,694,371			$63,160,511			$62,161,121

Net interest income			$4,563,230			$4,829,653			$4,179,745

Net interest margin(7)		9.14%			9.45%			8.53%
Net yield on interest-earning assets(8)		7.18%			7.60%			6.93%
Interest rate spread(9)		6.77%			7.16%			6.52%

(1)	Information related to restricted cash, investment securities, credit card loan receivables, allowance for loan losses, other assets, securitized borrowings, other long-term borrowings and other liabilities and stockholders’ equity are presented on an as adjusted basis. No adjustments have been made for cash and cash equivalents, other short-term investments, other loan receivables, interest-bearing deposits, short-term borrowings and other long-term borrowings. See “ – Reconciliations of GAAP to As Adjusted Data.”
(2)	Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(3)	Interest income on credit card loans includes $173 million, $187 million as adjusted and $115 million as adjusted of amortization of balance transfer fees for the years ended November 30, 2010, 2009 and 2008, respectively.
(4)	Includes student loans held for sale.
(5)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.
(6)	Includes the impact of FDIC insurance premiums and special assessments.
(7)	Net interest margin represents net interest income as a percentage of average total loan receivables.
(8)	Net yield on interest-earning assets represents net interest income as a percentage of total interest-earning assets.
(9)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	2010 vs. 2009			2009 vs. 2008
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$4,045	$(29,750)	$(25,705)	$11,964	$(182,684)	$(170,720)
Restricted cash	(2,085)	(12,691)	(14,776)	(10,203)	(66,662)	(76,865)
Other short-term investments	(3,379)	1,931	(1,448)	3,883	—	3,883
Investment securities	28,364	(27,372)	992	12,441	7,437	19,878
Loan receivables:
Credit card	(412,055)	78,754	(333,301)	77,653	1,432	79,085
Other	124,042	(38,738)	85,304	116,236	(27,414)	88,822

Total loan receivables	(288,013)	40,016	(247,997)	193,889	(25,982)	167,907

Total interest income	(261,068)	(27,866)	(288,934)	211,974	(267,891)	(55,917)
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	107,109	(178,397)	(71,288)	166,390	(111,735)	54,655
Savings deposits	42,380	(7,534)	34,846	(2,719)	(64,264)	(66,983)
Other interest-bearing deposits	(67)	(71)	(138)	(181)	157	(24)

Total interest-bearing deposits	149,422	(186,002)	(36,580)	163,490	(175,842)	(12,352)
Borrowings:
Short-term borrowings	(2,123)	(414)	(2,537)	2,572	(377)	2,195
Securitized borrowings	(86,431)	4,751	(81,680)	(139,376)	(529,729)	(669,105)
Other long-term borrowings	53,016	45,270	98,286	(11,433)	(15,130)	(26,563)

Total borrowings	(35,538)	49,607	14,069	(148,237)	(545,236)	(693,473)

Total interest expense	113,884	(136,395)	(22,511)	15,253	(721,078)	(705,825)

Net interest income	$(374,952)	$108,529	$(266,423)	$196,721	$453,187	$649,908

(1)	The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances. Calculation of rate/volume variance is based on November 30, 2009 and 2008 amounts as adjusted.

Loan Quality

Loan receivables consist of the following (dollars in thousands):

	For the Years Ended November 30,
	2010	2009 (As Adjusted1)	2008 (As Adjusted1)	2007 (As Adjusted1)	2006 (As Adjusted1)
Loans held for sale	$788,101	$—	$—	$—	$3,748
Loan portfolio:
Credit card loans:
Discover Card(1)	44,904,267	47,055,215	49,226,801	47,695,106	45,647,134
Discover Business Card	252,727	404,149	466,173	234,136	59,088

Total credit card loans	45,156,994	47,459,364	49,692,974	47,929,242	45,706,222
Other consumer loans:
Personal loans	1,877,633	1,394,379	1,028,093	165,529	24,968
Federal student loans	—	1,352,587	167,749	4,380	—
Private student loans	999,322	579,679	132,180	8,440	155
Other	14,363	68,137	74,282	72,845	66,978

Total other consumer loans	2,891,318	3,394,782	1,402,304	251,194	92,101

Total loan portfolio	48,048,312	50,854,146	51,095,278	48,180,436	45,798,323

Total loan receivables	48,836,413	50,854,146	51,095,278	48,180,436	45,802,071
Allowance for loan losses	(3,304,118)	(3,902,360)	(2,754,357)	(1,731,655)	(1,632,291)

Net loan receivables	$45,532,295	$46,951,786	$48,340,921	$46,448,781	$44,169,780

(1)	Discover Card loan balances and the allowance for loan losses are presented on an as adjusted basis. No adjustments have been made to loans held for sale, Discover business card, personal loans, federal or private student loans or other loans. See reconciliation in “ – Reconciliations of GAAP to As Adjusted Data.”

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

In calculating the allowance for loan losses, we estimate probable losses separately for segments of the loan portfolio that have similar risk characteristics, such as credit card and other consumer loans. For our credit card loans, we use a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. We use other analyses to estimate losses incurred from non-delinquent accounts which broadens the identification of loss emergence. We use these analyses together to determine our allowance for loan losses.

For the year ended November 30, 2010, the provision for loan losses decreased $1.9 billion as compared to the year ended November 30, 2009 as adjusted. This decrease is attributable to lower net charge-offs, discussed in “ – Net Charge-offs” below, and a reduction in the allowance for loan losses. The reduction in the allowance for loan losses was due to improved delinquency statistics, which resulted in lower loan loss reserve rates, as well as a $2.3 billion decline in the level of credit card loans. More specifically, our allowance at November 30, 2010 was $3.3 billion, a decline of $598 million as compared to November 30, 2009 as adjusted. This full-year net reduction in the allowance includes a $305 million increase to the allowance in the first quarter 2010 upon management’s consideration of refined analytics that expanded its ability to identify loss emergence. By comparison, the allowance for loan losses at November 30, 2009 as adjusted was $3.9 billion, an increase of $1.1 billion as compared to the prior year.

For the year ended November 30, 2009 as adjusted, the provision for loan losses increased $1.6 billion, or 47%, compared to the year ended November 30, 2008 as adjusted, primarily due to higher net charge-offs resulting from the deterioration in the economic environment. Additionally, because of rising delinquencies, the loan loss reserve rate increased 228 basis points in 2009 as adjusted and we added $1.1 billion to our as adjusted allowance for loan losses. In comparison, the reserve rate increased 180 basis points in 2008 as adjusted and we added $1.0 billion to our as adjusted allowance for loan losses.

For other consumer loans, we consider historical and forecasted losses in estimating the related allowance for loan losses. At November 30, 2010, the level of the allowance related to other consumer loans decreased by $16 million as compared to November 30, 2009. This is largely attributable to a decline in our personal loan reserve rate due to credit improvement in that portfolio. This was partially offset by a reserve increase related to a higher level of private student loans. At November 30, 2009, the level of the allowance related to other consumer loans increased by $54 million as compared to November 30, 2008 mainly due to increased personal loan and private student loan balances.

The following table provides changes in our allowance for loan losses for the years presented (dollars in thousands):

	For the Years Ended November 30,
	2010	2009 (As Adjusted1)	2008 (As Adjusted1)	2007 (As Adjusted1)	2006 (As Adjusted1)
Balance at beginning of year, as adjusted	$3,902,360	$2,754,357	$1,731,655	$1,632,291	$1,948,823
Additions:
Provision for loan losses	3,206,705	5,123,030	3,476,644	1,896,753	1,438,746
Deductions:
Charge-off related to loans sold	(25,342)	—	—	—	—
Charge-offs:
Discover card	(4,094,236)	(4,242,494)	(2,832,771)	(2,201,741)	(2,180,146)
Discover business card	(59,986)	(62,115)	(19,814)	(2,418)	—

Total credit card loans	(4,154,222)	(4,304,609)	(2,852,585)	(2,204,159)	(2,180,146)
Personal loans	(92,351)	(68,590)	(7,974)	(1,857)	(3,962)
Federal student loans	(719)	—	—	—	—
Private student loans	(2,783)	(468)	(8)	—	—
Other	(1,018)	(22)	(83)	(25)	(29)

Total other consumer loans	(96,871)	(69,080)	(8,065)	(1,882)	(3,991)
Total charge-offs	(4,251,093)	(4,373,689)	(2,860,650)	(2,206,041)	(2,184,137)
Recoveries:
Discover card	466,548	396,483	405,844	407,606	427,799
Discover business card	3,549	1,233	272	35	—

Total credit card loans	470,097	397,716	406,116	407,641	427,799
Personal loans	1,307	906	576	988	974
Private student loans	38	2	—	—	—
Other	46	38	16	23	86

Total other consumer loans	1,391	946	592	1,011	1,060

Total recoveries	471,488	398,662	406,708	408,652	428,859

Net charge-offs	(3,779,605)	(3,975,027)	(2,453,942)	(1,797,389)	(1,755,278)

Balance at end of year	$3,304,118	$3,902,360	$2,754,357	$1,731,655	$1,632,291

(1)	Information related to Discover card and total loans is presented on an adjusted basis. No adjustments have been made for Discover business card, personal loans, federal and private student loans or other loans. See reconciliation in “ – Reconciliations of GAAP to As Adjusted Data.”

The following table presents a breakdown of the allowance for loan losses (dollars in thousands):

	For the Years Ended November 30,
	2010	2009 (As Adjusted1)	2008 (As Adjusted1)	2007 (As Adjusted1)	2006 (As Adjusted1)
Discover card	$3,182,603	$3,731,568	$2,664,986	$1,714,237	$1,627,320
Discover business card	26,285	59,979	32,597	8,279	2,216

Total credit card loans	3,208,888	3,791,547	2,697,583	1,722,516	1,629,536
Personal loans	76,087	95,056	51,742	8,310	2,178
Federal student loans	—	968	142	4	—
Private student loans	18,569	13,734	4,292	256	—
Other	574	1,055	598	569	577

Total other consumer loans	95,230	110,813	56,774	9,139	2,755

Total allowance for loan losses	$3,304,118	$3,902,360	$2,754,357	$1,731,655	$1,632,291

(1)	Information related to Discover card, credit card and total loan receivables is presented on an adjusted basis. No adjustments have been made for Discover business card, federal and private student loans, personal loans or other loans. See reconciliation in “ – Reconciliations of GAAP to As Adjusted Data.”

Net Charge-offs

Our net charge-offs include the principal amount of losses charged-off less principal recoveries and exclude charged-off interest and fees, recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest and loan fee income, respectively, for loan receivables while fraud losses are recorded in other expense. Credit card loan receivables are charged-off at the end of the month during which an account becomes 180 days contractually past due. Closed-end consumer loan receivables are charged-off at the end of the month during which an account becomes 120 days contractually past due. Generally, customer bankruptcies and probate accounts are charged-off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day or 120-day contractual time frame.

The following table presents amounts and rates of net charge-offs of loan receivables (dollars in thousands):

	For the Years Ended November 30,
	2010		2009 (As Adjusted1)		2008 (As Adjusted1)		2007 (As Adjusted1)		2006 (As Adjusted1)
	$	%	$	%	$	%	$	%	$	%
Credit card loans	$3,684,125	8.08%	$3,906,893	8.00%	$2,446,469	5.07%	$1,796,518	3.84%	$1,752,347	3.96%
Other consumer loans	95,480	2.22%	68,134	2.98%	7,473	0.96%	871	0.85%	2,931	2.22%

Total net charge-offs	$3,779,605	7.57%	$3,975,027	7.77%	$2,453,942	5.01%	$1,797,389	3.83%	$1,755,278	3.95%

(1)	Information related to credit card loan receivables and total loan receivables is presented on an as adjusted basis. No adjustments have been made for other consumer loan receivables. See reconciliation in “ – Reconciliations of GAAP to As Adjusted Data.”

The amount of charge-offs on credit card loans decreased for the year ended November 30, 2010 compared to the year ended November 30, 2009 as adjusted. The level of contractual and bankruptcy charge-offs had peaked by the end of the first quarter of 2010 and then declined throughout 2010 as a result of improvement in the economic environment and recoveries. However, the net charge-off rate on our credit card loans increased slightly for the year ended November 30, 2010 compared to the year ended November 30, 2009 as adjusted due to a lower average level of credit card loans. The seasoning of our personal loan portfolio has led to higher charge-off amounts in other consumer loans during the year ended November 30, 2010 as compared to 2009, but the charge-off rate for other consumer loans declined overall due to an increase in the average level of student loans, as newly originated student loans had not yet entered into repayment and, thus, had minimal levels of net charge-offs.

The increase in our charge-off rate and amount on our loan receivables for the year ended November 30, 2009 as adjusted compared to November 30, 2008 as adjusted is reflective of the weakened economic environment, including rising unemployment, an increase in bankruptcy-related charge-offs and a decrease in the availability of consumer credit during the period. Additionally, personal loans, which are included in other consumer loans, grew significantly in 2008 and into 2009, had seasoned and had started to experience charge-offs.

Delinquencies

Delinquencies are an indicator of credit quality at a point in time. Loan balances are considered delinquent when contractual payments on the loan become 30 days past due. Credit card and closed-end consumer loan receivables are placed on nonaccrual status upon receipt of notification of the bankruptcy or death of a customer or suspected fraudulent activity on an account. In some cases of suspected fraudulent activity, loan receivables may resume accruing interest upon completion of the fraud investigation.

The following table presents the amounts and delinquency rates of loan receivables over 30 days delinquent, loan receivables over 90 days delinquent and accruing interest and loan receivables that are not accruing interest, regardless of delinquency (dollars in thousands):

	At November 30,
	2010		2009 (As Adjusted1)		2008 (As Adjusted1)		2007 (As Adjusted1)		2006 (As Adjusted1)
	$	%	$	%	$	%	$	%	$	%
Loans over 30 days delinquent	$1,901,924	3.89%	$2,700,959	5.31%	$2,330,208	4.56%	$1,723,320	3.58%	$1,552,037	3.39%
Loans over 90 days delinquent and accruing interest	$853,757	1.75%	$1,217,054	2.39%	$952,565	1.86%	$695,302	1.44%	$604,793	1.32%
Loans not accruing interest	$325,900	0.67%	$438,278	0.86%	$366,508	0.72%	$256,694	0.53%	$261,777	0.57%

(1)	See reconciliation in “ – Reconciliations of GAAP to As Adjusted Data.”

The delinquency rates of loans over 30 days delinquent and loans over 90 days delinquent and accruing interest decreased 142 basis points and 64 basis points, respectively at November 30, 2010 as compared to November 30, 2009 as adjusted. The decline in delinquency rates is mainly due to better credit trends as well as enhanced collection management and underwriting processes. Loan receivables not accruing interest at November 30, 2010 decreased 19 basis points to 0.67%, as compared to November 30, 2009 as adjusted, as a result of a decrease in bankruptcy notifications.

The delinquency rates of loans over 30 days delinquent and loans over 90 days delinquent and accruing interest increased 75 basis points and 53 basis points, respectively at November 30, 2009 as adjusted, as compared to November 30, 2008 as adjusted. The increase in both measures reflected the impact of the weaker economic environment on our customers’ ability to pay their loan balances. Loan receivables not accruing interest at November 30, 2009 increased 14 basis points to 0.86% as adjusted, as compared to November 30, 2008 as adjusted, as a result of an increase in bankruptcy notifications.

Maturities and Sensitivities of Loan Receivables to Changes in Interest Rates

Our loan portfolio had the following maturity distribution(1) at November 30, 2010 (dollars in thousands):

	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Credit card loans	$15,138,461	$24,151,916	$5,866,617	$45,156,994
Other consumer loans	9,540	1,369,071	1,512,707	2,891,318

Total loan portfolio	$15,148,001	$25,520,987	$7,379,324	$48,048,312

(1)	Because of the uncertainty regarding loan repayment patterns, the above amounts have been calculated using contractually required minimum payments. Historically, actual loan repayments have been higher than such minimum payments and, therefore, the above amounts may not necessarily be indicative of our actual loan repayments.

At November 30, 2010, approximately $21.4 billion of our loan portfolio due after one year had interest rates tied to an index and approximately $11.5 billion were fixed rate loans.

Modified and Restructured Loans

We hold various credit card loans for which the terms have been modified, including some that are accounted for as troubled debt restructurings. Our modified credit card loans include loans for which temporary hardship concessions have been granted and loans in permanent workout programs. Eligibility, frequency, duration and offer type for both of these programs are designed to comply with regulatory guidelines.

Temporary hardship concessions primarily consist of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than twelve months. These short term concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments. At the end of the concession period, loan terms revert to standard rates. These arrangements are automatically terminated if the customer makes two consecutive late payments, at which time their account reverts back to its original terms. In assessing the appropriate allowance for loan loss, these loans are included in the general pool of credit cards with the allowance determined under the contingent loss model of ASC 450-20, Loss Contingencies (guidance formerly contained in FASB Statement No. 5). We do not consider these loans in the troubled debt restructuring (“TDR”) pool. If we applied accounting under ASC 310-40, Troubled Debt Restructurings by Creditors (guidance formerly contained in FASB Statement No. 114), to loans in this program, there would not be a material difference in the allowance. Loans for which temporary hardship concessions were granted comprised less than 1% of our total credit card loans at November 30, 2010 and November 30, 2009.

In contrast to temporary hardship concessions, our permanent workout programs entail more significant and permanent concessions including changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months. The concessions associated with a permanent workout also include a significant reduction in interest rate and possible waivers of unpaid interest and fees. We account for permanent workout loans as TDRs and, as a result, we measure impairment of these loans based on the discounted present value of cash flows expected to be received on them. Loans in permanent workout programs comprised less than 1% of our total credit card loans at November 30, 2010 and November 30, 2009.

We also participate in consumer credit counseling agency (“CCCA”) programs in an effort to assist customers to proactively manage their credit card balances. The vast majority of loans entering CCCA programs are not delinquent at the time of enrollment, and our charge-off rate on these loans is comparable or less than the rate on our overall credit card receivables portfolio. These loans continue to be subject to original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. In assessing the appropriate allowance for loan loss, these loans are included in the general pool of credit card loans with the allowance determined under the contingent loss model. We do not consider these loans in the TDR pool. If we applied TDR accounting to loans in this program, there would not be a material difference in the allowance. Credit card loans modified under CCCA programs comprised approximately 1.7% of our total credit card loans at both November 30, 2010 and November 30, 2009.

Other Income

The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Years Ended November 30,			2010 vs. 2009 increase (decrease)		2009 vs. 2008 increase (decrease)
	2010	2009 (As Adjusted1)	2008 (As Adjusted1)	$	%	$	%
Discount and interchange revenue(2)	$1,055,359	$984,088	$969,560	$71,271	7%	$14,528	1%
Fee products	412,497	403,246	361,417	9,251	2%	41,829	12%
Loan fee income	339,797	494,305	591,179	(154,508)	(31%)	(96,874)	(16%)
Transaction processing revenue	149,946	125,201	115,914	24,745	20%	9,287	8%
Merchant fees	28,461	44,248	67,027	(15,787)	(36%)	(22,779)	(34%)
Gain (loss) on investment securities	19,131	(3,826)	(50,294)	22,957	NM	46,468	92%
Other income	89,808	138,802	138,981	(48,994)	(35%)	(179)	(0%)

Total other income	$2,094,999	$2,186,064	$2,193,784	$(91,065)	(4%)	$(7,720)	(0%)

(1)	See “ – Reconciliations of GAAP to As Adjusted Data.”
(2)	Net of rewards, including Cashback Bonus rewards, of $738 million, $670 million and $710 million for the years ended November 30, 2010, 2009 and 2008, respectively.

Total other income decreased in the year ended November 30, 2010 compared to the year ended November 30, 2009 as adjusted as lower loan fees and other income were partially offset by higher revenues from discount and interchange, transaction processing revenue and a $19.6 million gain relating to the liquidation of collateral supporting the asset-backed commercial paper notes of Golden Key. These key drivers as well as other factors are discussed in more detail below.

Total other income decreased slightly for the year ended November 30, 2009 as adjusted, as compared to the year ended November 30, 2008 as adjusted. This is primarily attributable to a decrease in loan fee income partially offset by increases in fee product income and lower losses on investment securities. These key drivers as well as other factors are discussed in more detail below.

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

In 2010 we had higher sales volume than 2009, which was the key driver of the increase in discount and interchange revenue. In total, our gross discount and interchange revenue increased by $140 million for the year ended November 30, 2010 as compared to the year ended November 30, 2009 as adjusted, which was partially offset by a $68 million increase in Cashback Bonus rewards earned by our customers.

Discount and interchange revenue increased slightly for the year ended November 30, 2009, as adjusted compared to the year ended November 30, 2008, as adjusted, due to lower customer rewards costs, partially offset by lower revenues earned on lower sales volume. Lower customer rewards costs were due to a decline in sales volume, partially offset by adjustments made in the third quarter of 2008 to the rewards liability for an increase in expected forfeitures of accumulated rewards.

Fee Products

We earn revenue related to fees received for selling ancillary products and services including debt deferment/debt cancellation and identity theft protection services to customers. The amount of revenue recorded is generally based on either a percentage of a customer’s outstanding balance or a flat fee and is recognized over the agreement or contract period as earned. Fee products income increased slightly for the year ended November 30, 2010, as compared to the year ended November 30, 2009 as adjusted primarily due to an increase in revenue from our identity theft protection product. Fee products income increased for the year ended November 30, 2009 as adjusted, as compared to the year ended 2008 as adjusted, largely due to an increase in the revenue from our debt deferment/debt cancellation product and from our identity theft protection product. Additionally, fee products income increased in 2009 as compared to 2008 due to higher balances upon which the fees are based.

Loan Fee Income

Loan fee income consists primarily of fees on credit card loans and includes late, overlimit, cash advance, pay-by-phone and other miscellaneous fees. However, effective February 2010, as a result of legislative changes, we no longer charge overlimit or pay-by-phone fees on consumer credit card loans. The legislative changes also resulted in changes to our late fee policy beginning August 2010.

In 2010, loan fee income decreased substantially as compared to 2009 as adjusted, primarily due to the legislative changes mentioned above. We had a minimal level of overlimit fees in 2010 as compared to $82 million in 2009 as adjusted, which was the last year in which we charged overlimit fees throughout the entire year (overlimit fees were $44 million in 2009 on a GAAP basis). Additionally, our late fee income declined by $45 million in 2010 as compared to 2009 as adjusted. This was due in part to the legislative changes mentioned above, but also due to a higher level of late payment incidences in 2009 as a result of the credit environment at that time. In 2009 as adjusted, loan fee income decreased as compared to 2008 as adjusted, primarily due to deferrals of balance transfer fees and higher charge-offs and adjustments of loan fees, partially offset by an increase in income from late fees as discussed above.

Merchant Fees

To broaden merchant acceptance of Discover Network cards, we began outsourcing our acquisition and servicing of small and mid-sized merchants to merchant acquiring organizations in late 2006. We have also sold small and mid-size merchant portfolios to third-party acquirers to facilitate integrated servicing and to reduce costs. As we have moved away from direct merchant relationships, our merchant fee income and related costs have declined from $67 million in 2008 to $44 million in 2009 and $28 million in 2010. The lower income per transaction is generally offset by increased volume due to broader acceptance.

Transaction Processing Revenue

Transaction processing revenue represents switch fees charged to financial institutions and merchants for processing ATM, debit and point-of-sale transactions over the PULSE network, as well as various participation and membership fees. Switch fees are charged on a per transaction basis. Transaction processing revenue increased in 2010 as compared to 2009, due to higher transaction volumes and higher margins at PULSE. Transaction processing revenue increased for 2009 as compared to 2008 primarily due to increased volumes partially offset by pricing incentives offered to financial institutions, which are accounted for as an offset to transaction processing revenue.

Gain/Loss on Investment Securities

Gain/loss on investment securities includes realized gains and losses on the sale of investments as well as any write-downs of investment securities to fair value when the decline in fair value is considered other than temporary. During the year ended November 30, 2010, we recorded a gain of $19.6 million relating to the liquidation of collateral supporting the asset-backed commercial paper notes of Golden Key. The investment was originally purchased in 2007 for $120.1 million, subsequently written down to $51.3 million, largely as a result of other-than-temporary impairment of $8.2 million and $49.1 million recorded in 2009 and 2008, respectively. In August 2010, this investment was liquidated for $70.9 million. See additional information in Note 5: Investment Securities to our consolidated financial statements.

Other Income

Other income includes royalty revenues earned by Diners Club, revenues from the referral of declined applications to certain third-party issuers on the Discover Network and other miscellaneous revenue items.

Other income decreased in both 2010 and 2009 as adjusted as compared to the prior year periods. In 2010 and 2009 as adjusted, revenue from the referral of declined applications to third-party issuers was lower as compared to the prior years due to a lower level of acquisition activity.

In 2010, other income also included a loss of $23 million related to our decision in 2010 to sell our remaining federal student loans. In 2009 as adjusted, other income was higher than 2008 as adjusted due to the inclusion of a full year of Diners Club revenue as compared to a half year in 2008 (Diners Club was acquired on June 30, 2008).

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Years Ended November 30,			2010 vs. 2009 increase (decrease)		2009 vs. 2008 increase (decrease)
	2010	2009 (As Adjusted1)	2008	$	%	$	%
Employee compensation and benefits	$802,649	$827,683	$845,392	$(25,034)	(3%)	$(17,709)	(2%)
Marketing and business development	463,086	406,020	530,901	57,066	14%	(124,881)	(24%)
Information processing and communications	258,111	289,209	315,943	(31,098)	(11%)	(26,734)	(8%)
Professional fees	342,648	321,329	349,484	21,319	7%	(28,155)	(8%)
Premises and equipment	70,274	73,014	80,394	(2,740)	(4%)	(7,380)	(9%)
Other expense	245,897	304,841	293,683	(58,944)	(19%)	11,158	4%

Total other expense	$2,182,665	$2,222,096	$2,415,797	$(39,431)	(2%)	$(193,701)	(8%)

(1)	See “ – Reconciliations of GAAP to As Adjusted Data.”

Total other expense decreased $39 million in 2010 as compared to 2009 as adjusted. Employee compensation and benefits expense decreased as we benefitted from cost containment initiatives undertaken in 2009, which included lowering headcount. Information processing and communications expense was lower in 2010 than in 2009 due to our efforts to reduce costs associated with ongoing contracts. Other expense was lower in 2010 due to (i) a $29 million nonrecurring benefit related to the reversal of expense that had been recorded related to the payment to Morgan Stanley under an amendment to the special dividend agreement (see Note 21: Litigation to our consolidated financial statements); (ii) a $20 million restructuring charge recorded during the second quarter 2009 as a result of the reduction in headcount and (iii) a $14 million decline in costs relating to fraud. These declines in expenses were partially offset by an increase in marketing expenses, due to increased advertising and promotional marketing expenses and higher investments in account acquisition, and an increase in professional fees, due to higher collection fees and advisory expenses related to the acquisition of The Student Loan Corporation.

Total other expense decreased $194 million in 2009 as adjusted as compared to 2008. Expenses were lower overall reflecting the impact of cost containment initiatives such as a reduction of headcount, lower marketing and lower litigation expense. Marketing expenses decreased $125 million primarily due to a reduction in new account acquisition. Other expense increased $11 million due to the inclusion of a full year of Diners Club expenses compared to only six months in 2008, a $20 million charge related to a reduction in force, increased costs associated with the global expansion initiative and a charge related to a facility closure. Additionally, in 2008, other expense included a $39 million benefit due to the curtailment of our pension plan. These increases in other expense were partially offset by lower postage, supplies and credit bureau fees resulting from lower account acquisition activity and fraud costs.

Income Tax Expense

For 2010, we had tax expense of $504 million as compared to a tax benefit of $92 million for 2009 as adjusted. The increase was the result of shifting from an as adjusted pretax loss position in 2009 to a pretax income position in 2010. 2010 also includes $49.9 million of state tax expense which is attributable to an increase in pretax income and tax liabilities in additional states.

For 2009 as adjusted, we had a $92 million tax benefit as compared to tax expense of $150 million in 2008 as adjusted, as a result of shifting from an as adjusted pretax income position in 2008 to a pretax loss position in 2009. Included in 2009 was a $24 million valuation allowance on a tax benefit arising from the sale of the Goldfish business in 2008 that we no longer believed was realizable. 2009 also had a higher effective state tax rate due to estimated taxes payable in additional states.

Liquidity and Capital Resources

Funding and Liquidity

We seek to maintain diversified funding sources and a strong liquidity profile in order to fund our business and repay or refinance our maturing obligations. In addition, we seek to achieve an appropriate maturity profile, utilize a cost-effective mix of funding sources and ensure that the composition of our funding sources provides appropriate diversification. Our primary funding sources include deposits, sourced directly from consumers or through brokers, term asset-backed securitizations, private asset-backed securitizations and long-term borrowings.

Funding Sources

Deposits. We offer deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (“IRA”) certificates of deposit, to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”).

Since November 30, 2009, direct-to-consumer deposits have grown $8.0 billion, or 64%, which includes approximately $1 billion of deposit accounts acquired in March 2010 from a third party. At November 30, 2010, we had $20.6 billion of direct-to-consumer deposits and $13.7 billion of brokered deposits Since November 30, 2009, we have deemphasized the brokered deposit channel in favor of our direct-to-consumer deposit program. Remaining maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 22 months at November 30, 2010.

The following table summarizes deposits by contractual maturity as of November 30, 2010 (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000(1)	$19,797,420	$1,366,419	$2,032,944	$3,813,641	$12,584,416
Certificates of deposit in amounts of $100,000 to less than $250,000(1)	4,626,792	551,400	459,137	1,226,451	2,389,804
Certificates of deposit in amounts of $250,000(1) or greater	1,146,843	177,905	138,962	336,010	493,966
Savings deposits, including money market deposit accounts	8,738,784	8,738,784	—	—	—

Total interest-bearing deposits	$34,309,839	$10,834,508	$2,631,043	$5,376,102	$15,468,186

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

Credit Card Securitization Financing. We use the securitization of credit card receivables as an additional source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”), through which we issue asset-backed securities both publicly and through private transactions.

The DCMT structure utilizes Class A and Class B certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates, cash collateral accounts (discussed below) and subordinated Series 2009-CE. The DCENT structure utilizes four classes of securities with declining levels of seniority (Class A, B, C and D), with credit enhancement provided by the more subordinated classes of notes. Both DCMT and DCENT are further enhanced by Series 2009-SD through its provisions to reallocate principal cash flows, thereby enhancing the excess spread, discussed below, of both trusts. We retain significant exposure to the performance of trust assets through holdings of subordinated security classes of DCMT and DCENT.

The cash collateral accounts that provide credit enhancement to certain DCMT certificates were $459 million at November 30, 2010 and were recorded in restricted cash – for securitization investors in our consolidated statement of financial condition. These cash collateral accounts were partially funded through a loan facility entered into between a consolidated special purpose subsidiary, DRFC Funding LLC, and third-party lenders. At November 30, 2010, $306 million of the DRFC Funding LLC facility was outstanding and was recorded in long-term borrowings in our consolidated statement of financial condition. This loan facility was repaid on December 15, 2010.

The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, as well as the amount of certain principal collections available to be reallocated from Series 2009-SD exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% for a contractually specified period, generally a three-month rolling average, we would be required to repay the affected outstanding securitized borrowings over a period of months using all available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of November 30, 2010, the 3-month rolling average excess spread was 13.46%.

Another feature of our securitization structure, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 7:

Credit Card Securitization Activities to our consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spreads at November 30, 2010.

At November 30, 2010, we had $14.5 billion of outstanding public asset-backed securities, $0.5 billion of outstanding private asset-backed securitizations and $4.6 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. The following table summarizes expected contractual maturities of the investors’ interests in securitizations excluding those that have been issued to our wholly-owned subsidiaries at November 30, 2010 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings – owed to securitization investors	$14,919,400	$4,825,919	$7,504,684	$1,589,113	$999,684

At November 30, 2010, we had capacity to issue up to $4.7 billion in triple-A rated asset-backed securities from DCENT without the issuance of additional Class B or Class C notes as subordination. The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer meets the conditions for sale accounting treatment under previous GAAP. Pursuant to amendments to GAAP related to transfers of financial assets, effective for us on December 1, 2009, certain transfers of assets that previously qualified for sale accounting treatment under GAAP no longer qualify for sale accounting treatment. However, on September 27, 2010, the FDIC approved a final rule that preserves the safe-harbor treatment applicable to revolving trusts and master trusts as long as the securitizations would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 1, 2009. Other legislative and regulatory developments, namely the proposed SEC Regulation AB II, the securitization and rating agency provisions of the Reform Act and the federal banking agencies’ notice regarding their consideration of replacement of the ratings-based approach for assessing capital charges against securitization exposures, may, however, impact our ability and/or desire to issue asset-backed securities in the future. See “ – Legislative and Regulatory Developments – Asset-Backed Securities Regulations” for additional information.

Short-Term Borrowings. Short-term borrowings include any debt or time deposits with original maturities of 12 months or less. We primarily access short-term borrowings through the Federal Funds market or through repurchase agreements. In the past two years, we have rarely used short-term borrowings. In fiscal year 2010, we entered into one overnight repurchase agreement for $50 million. At November 30, 2010 we had no outstanding short-term borrowings. However, in December 2010, we entered into one overnight repurchase agreement for $48 million and began accessing the Federal Funds market. The level of short-term borrowings used by us in the future will depend on our liquidity needs and market conditions.

Long-Term Borrowings. At November 30, 2010, we had $0.8 billion of senior unsecured notes outstanding, reflecting two issuances of $400 million each of fixed rate senior unsecured notes, one maturing in June 2017 and the other maturing in July 2019. These notes would require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. As of November 30, 2010, Discover Bank had a total of $1.2 billion in principal amount of subordinated notes outstanding, which included $700 million due in November 2019 and $500 million due in April 2020.

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

Department of Education (“DOE”) under ECASLA, which matures August 2013. The FFELP loans that secure this funding arrangement were classified as held for sale as of November 30, 2010. This funding will be repaid upon the sale of the financed loans.

The Student Loan Corporation Acquisition. On December 31, 2010, we acquired The Student Loan Corporation (“SLC”) in a merger transaction in which we acquired approximately $4.2 billion of private student loans and other assets, along with assuming approximately $3.4 billion of SLC’s existing asset-backed securitization debt funding and other liabilities. The acquisition significantly increased the size of our private student loan portfolio and long-term borrowings owed to securitization investors.

Additional Funding Sources

Private Asset-Backed Securitizations. We have access to committed undrawn capacity through privately placed asset-backed securitizations to support the funding of our credit card loan receivables. Under these arrangements, we had used $0.5 billion of capacity and had an undrawn capacity of $3.3 billion at November 30, 2010.

Unsecured Committed Credit Facility. Our unsecured committed credit facility of $2.4 billion is available through May 2012. This facility serves to diversify our funding sources and enhance our liquidity. This facility is provided by a group of major global banks, and is available to both Discover Financial Services and Discover Bank (Discover Financial Services may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). The facility is available to support general liquidity needs and may be drawn to meet short-term funding needs from time to time. The terms of the credit facility include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and tier 1 capital to managed loans ratios. The credit facility also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The facility may be terminated upon an event of default. We have no outstanding balances due under the facility.

Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of November 30, 2010, Discover Bank had $8.2 billion of available capacity through the discount window based on the amount of assets pledged. We have no borrowings outstanding under the discount window.

Credit Ratings

Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of Discover Financial Services, Discover Bank and the securitization trusts. Downgrades in these credit ratings could result in higher interest expense on our unsecured debt and asset securitizations, as well as potentially higher fees related to borrowings under our lines of credit. In addition to increased funding costs, deterioration in credit ratings could reduce our borrowing capacity in the unsecured debt and asset securitization capital markets.

We also have agreements with certain of our derivative counterparties that contain provisions that require Discover Bank’s debt to maintain an investment grade credit rating from specified major credit rating agencies. If Discover Bank’s credit rating is reduced to below investment grade, we would be required to post additional collateral, which, as of November 30, 2010, would have been $31 million.

A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Discover Financial Services	Discover Bank	Outlook for Senior Unsecured Debt	Discover Bank	Discover Card Master Trust I		Discover Card Execution Note Trust
	Senior Unsecured Debt	Senior Unsecured Debt		Subordinated Debt	Class A(1)	Class B	Class A(1)	Class B	Class C
Moody’s Investors Service	Ba1	Baa3	Stable	Ba1	Aaa(sf)	A1(sf)	Aaa(sf)	A1(sf)	Baa1(sf)
Standard & Poor’s	BBB-	BBB	Stable	BBB-	AAA(SF)	AA+(SF)	AAA(SF)	AA+(SF)	A+(SF)
Fitch Ratings	BBB	BBB	Stable	BBB-	AAAsf	AAsf	AAAsf	AA-sf	A-sf

(1)	An “sf” in the rating denotes an identification for structured finance product ratings that was implemented for these products by the rating agencies as of September 2010.

Several rating agencies have announced that they will be evaluating the effects of the Reform Act that was enacted in July 2010 in order to determine the extent, if any, to which financial institutions, including us, may be negatively impacted. While we are currently unaware of any negative actions, there is no assurance that our credit ratings could not be downgraded in the future as a result of any such reviews. See “ – Legislative and Regulatory Developments” for information regarding the Reform Act.

Liquidity

We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations. In the assessment of our liquidity needs, we also evaluate a range of stress events that would impact our access to normal funding sources, cash needs and/or liquidity. We maintain contingent funding sources, including our liquidity investment portfolio, private securitizations with unused capacity, committed credit facility capacity and Federal Reserve discount window capacity, which we could seek to utilize to satisfy liquidity needs during such stress events. We expect to be able to satisfy all maturing obligations and fund business operations during the next 12 months by utilizing our deposit channels and our contingent funding sources.

We maintain policies outlining the overall framework and general principles for managing liquidity risk across the company, which is the responsibility of the Asset and Liability Committee (the “ALCO”). We seek to balance the trade-offs between maintaining too much liquidity, which may limit financial flexibility and be costly, with having too little liquidity that could cause financial distress. Liquidity risk is centrally managed by the ALCO, which is chaired by our CFO and has cross-functional membership. The ALCO monitors positions and determines any actions that need to be taken.

At November 30, 2010, our liquidity investment portfolio was comprised of cash and cash equivalents and high quality, liquid investments. Cash and cash equivalents are invested primarily in deposits with the Federal Reserve and AAA rated government money market mutual funds. Investments included highly-rated certificates of deposit, credit card asset-backed securities of other issuers plus U.S. Treasury, U.S. government agency and AAA-rated corporate debt obligations issued under the Temporary Liquidity Guarantee Program that are guaranteed by the FDIC, all of which are considered highly liquid. In addition, we have the ability to raise cash through utilizing repurchase agreements and pledging certain of these investments. The level of our liquidity investment portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.

At November 30, 2010, our liquidity investment portfolio was $10.1 billion, which was $4.4 billion lower than the balance at November 30, 2009 due to funding of maturities of primarily asset-backed securities in the first half 2010. Our undrawn credit facility capacity has increased since November 30, 2009 by $3.7 billion, primarily due to the net addition of $1.8 billion of private securitization capacity and through a $1.9 billion increase in collateral pledged to the Federal Reserve discount window.

	November 30, 2010	November 30, 2009
	(dollars in billions)
Liquidity investment portfolio
Cash and cash equivalents(1)	$4.7	$12.7
Other short term investments	0.4	—
Investment securities	5.0	1.8

Total liquidity investment portfolio	10.1	14.5
Undrawn credit facilities
Private asset-backed securitizations	3.3	1.5
Committed unsecured credit facility	2.4	2.4
Federal Reserve discount window(2)	6.7	4.8

Total undrawn credit facilities	12.4	8.7

Total liquidity investment portfolio and undrawn credit facilities	$22.5	$23.2

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.
(2)	Excludes $1.5 billion of investments pledged to the Federal Reserve, which is included within the liquidity investment portfolio.

Capital

Our primary sources of capital are from the earnings generated by our businesses and issuances in the capital markets. We seek to manage capital to a level and composition sufficient to support the risks of our businesses, meet regulatory requirements, adhere to rating agency guidelines and support future business growth. Within these constraints, we are focused on deploying capital in a manner that provides attractive returns to our stockholders. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives, and legislative and regulatory developments. See “ – Legislative and Regulatory Developments – International Initiatives Related to Capital and Liquidity” for a discussion of recent initiatives related to capital matters.

Under regulatory capital requirements adopted by the FDIC, the Federal Reserve and other bank regulatory agencies, we, along with Discover Bank, must maintain minimum levels of capital. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial position and results. We must meet specific capital guidelines that involve quantitative measures of assets and liabilities as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At November 30, 2010, no portion of our deferred tax asset was disallowed for regulatory capital purposes.

At November 30, 2010, Discover Financial Services and Discover Bank met the requirements for well-capitalized status, exceeding the regulatory minimums to which they were subject. See Note 19: Capital Adequacy to our consolidated financial statements for quantitative disclosures of our capital ratios and levels. Recent regulatory initiatives may subject us to increased capital requirements in the future. See “ – Legislative and Regulatory Developments – International Initiatives Related to Capital and Liquidity.”

Equity Capital. At November 30, 2010, equity was $6.4 billion as compared to $8.4 billion at November 30, 2009. The decline in equity is the result of adopting Statements No. 166 and 167 in the first quarter 2010, which reduced equity by $1.3 billion, and redeeming all outstanding shares of the preferred stock that had previously been issued to the U.S. Treasury under the Capital Purchase Program in the second quarter 2010, which reduced equity by $1.2 billion. On July 7, 2010, we repurchased the warrant to purchase 20,500,413 shares of our common stock that we issued to the U.S. Treasury in connection with the issuance of our preferred stock. We repurchased the warrant from the U.S. Treasury for $172 million.

Dividends. Our board of directors declared a dividend of $.02 per share in each quarter of 2010. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future. In addition, our banking regulators and applicable banking laws and regulations may limit our ability to pay dividends. Further, as a result of provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may be limited.

Guarantees

Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, or equity security of a guaranteed party, rate or index. Also included in guarantees are contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. Our guarantees relate to transactions processed on the Discover Network and certain transactions processed by PULSE and Diners Club. See Note 20: Commitments, Contingencies and Guarantees to our consolidated financial statements for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at November 30, 2010 include deposits, long-term borrowings, operating and capital lease obligations and purchase obligations. Our future cash payments associated with our contractual obligations as of November 30, 2010 are summarized below (dollars in thousands):

		Payments Due By Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	More Than Five Years
Deposits(1)	$34,413,383	$18,945,197	$11,046,925	$3,787,177	$634,084
Long-term borrowings(2)	17,705,340	5,132,235	7,997,594	1,589,113	2,986,398
Capital lease obligations	395	395	—	—	—
Operating leases	38,884	5,843	11,216	9,732	12,093
Interest payments on fixed rate debt	1,943,815	279,638	505,494	438,400	720,283
Purchase obligations(3)	497,607	220,485	181,595	91,163	4,364
Other long-term liabilities(4)	166,146	13,274	28,027	30,223	94,622

Total contractual obligations	$54,765,570	$24,597,067	$19,770,851	$5,945,808	$4,451,844

(1)	Deposits do not include interest charges.
(2)	See Note 11: Long-Term Borrowings to the consolidated financial statements for further discussion. Total future payment of interest charges for the floating rate notes is estimated to be $163 million as of November 30, 2010, utilizing the current interest rates as of that date.
(3)	Purchase obligations for goods and services include payments under, among other things, consulting, outsourcing, data, advertising, sponsorship, software license and telecommunications agreements. Purchase obligations also include payments under rewards program agreements with merchants. Purchase obligations at November 30, 2010 reflect the minimum purchase obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statement of financial condition.
(4)	Other long-term liabilities include our expected future contributions to our pension and postretirement benefit plans.

As of November 30, 2010 our consolidated statement of financial condition reflects a liability for unrecognized tax benefits of $373 million, and approximately $68 million of accrued interest and penalties. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated income tax obligations about which there is uncertainty, as addressed in ASC Topic 740, Income Taxes, (guidance formerly provided by FASB Interpretation No. 48), have been excluded from the contractual obligations table. See Note 17: Income Taxes to our consolidated financial statements for further information concerning our tax obligations.

We extend credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. During 2010, our unused commitments were reduced by $7 billion to $165 billion at November 30, 2010, as part of our risk management strategies. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. We are exposed to market risk primarily from changes in interest rates.

Interest Rate Risk. We borrow money from a variety of depositors and institutions in order to provide loans to our customers, as well as invest in other assets and our business. These loans and other assets earn interest, which we use to pay interest on the money borrowed. Our net interest income and, therefore, earnings, will be negatively affected if the interest rate earned on assets increases at a slower pace than increases to the interest rate we owe on our borrowings. Changes in interest rates and competitor responses to those changes may influence customer payment rates, loan balances or deposit account activity. We may face higher-cost alternative sources of funding as a result, which has the potential to decrease earnings.

Our interest rate risk management policies are designed to measure and manage the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects the mix of variable and fixed rate assets. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, we may utilize interest rate derivative contracts, such as swap agreements, to achieve our objectives. Interest rate swap agreements effectively convert the underlying asset or financing from fixed to floating rate or from floating to fixed rate. See Note 23: Derivatives and Hedging Activities to our consolidated financial statements for information on our derivatives activity.

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

Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity investment portfolio. Due to recently enacted credit card legislation, we now have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At November 30, 2010, the majority of our credit card loans were at variable rates. Beginning in the third quarter 2010, we began using interest rate derivatives to reduce the asset sensitivity that resulted from having a larger percentage of our loan portfolio at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

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

Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2010, we estimate that net interest income over the following 12-month period would increase by approximately $50 million, or 1%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2009 we estimated that net interest income over the following 12-month period would increase by approximately $84 million, or 2%.

The decline in the estimated impact of an immediate 100 basis point increase in interest rates at November 30, 2010 as compared to November 30, 2009, was primarily driven by reducing the asset sensitivity of our balance sheet through the use of interest rate derivatives. Specifically, beginning in the third quarter 2010, we entered into interest rate derivative agreements under which we receive a fixed interest rate on forecasted cash flows related to variable rate credit card receivables. We anticipate that the asset sensitivity of the balance sheet will be reduced further with continued management of our balance sheet sensitivity and through the use of derivatives. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels and, therefore, could not materially decrease further.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Discover Financial Services

Riverwoods, IL

We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of November 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition, and related consolidated statements of income, changes in stockholders’ equity, and cash flows as of and for the year ended November 30, 2010 of the Company and our report dated January 26, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of the accounting standards “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” and “Amendments to FASB Interpretation No. 46(R)” on December 1, 2009.

Chicago, Illinois

January 26, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Discover Financial Services

Riverwoods, IL

We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of November 30, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Discover Financial Services at November 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the accounting standards, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” and “Amendments to FASB Interpretation No. 46(R)”, on December 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 26, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Chicago, Illinois

January 26, 2011

Discover Financial Services

Consolidated Statements of Financial Condition

	November 30, 2010	November 30, 2009
	(dollars in thousands, except per share amounts)
Assets
Cash and cash equivalents	$5,098,733	$13,020,719
Restricted cash – special dividend escrow	0	643,311
Restricted cash – for securitization investors	1,363,758	0
Other short-term investments	375,000	1,350,000
Investment securities:
Available-for-sale (amortized cost of $4,989,958 and $2,743,729 at November 30, 2010 and 2009, respectively)	5,002,579	2,645,481
Held-to-maturity (fair value of $70,195 and $1,953,990 at November 30, 2010 and 2009, respectively)	72,816	2,389,816

Total investment securities	5,075,395	5,035,297
Loan receivables:
Loans held for sale	788,101	0
Loan portfolio:
Credit card – restricted for securitization investors	34,452,989	0
Other credit card	10,704,005	20,230,302

Total credit card loan receivables	45,156,994	20,230,302
Other	2,891,318	3,394,782

Total loan portfolio	48,048,312	23,625,084

Total loan receivables	48,836,413	23,625,084
Allowance for loan losses	(3,304,118)	(1,757,899)

Net loan receivables	45,532,295	21,867,185
Amounts due from asset securitization	0	1,692,051
Premises and equipment, net	460,732	499,303
Goodwill	255,421	255,421
Intangible assets, net	188,973	195,636
Other assets	2,434,661	1,462,064

Total assets	$60,784,968	$46,020,987

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$34,309,839	$32,028,506
Non-interest bearing deposit accounts	103,544	64,506

Total deposits	34,413,383	32,093,012
Long-term borrowings:
Long-term borrowings – owed to securitization investors	14,919,400	0
Other long-term borrowings	2,786,328	2,428,101

Total long-term borrowings	17,705,728	2,428,101
Special dividend – Morgan Stanley	0	808,757
Accrued expenses and other liabilities	2,209,011	2,255,570

Total liabilities	54,328,122	37,585,440
Commitments, contingencies and guarantees (Note 20)
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 200,000,000 shares authorized, 0 and 1,224,558 issued and outstanding at November 30, 2010 and 2009, respectively	0	1,158,066
Common stock, par value $.01 per share; 2,000,000,000 shares authorized; 547,128,270 and 544,799,041 shares issued at November 30, 2010 and 2009, respectively	5,471	5,448
Additional paid-in capital	3,435,318	3,573,231
Retained earnings	3,126,488	3,873,262
Accumulated other comprehensive loss	(82,548)	(154,818)
Treasury stock, at cost; 2,446,506 and 1,876,795 shares at November 30, 2010 and 2009, respectively	(27,883)	(19,642)

Total stockholders’ equity	6,456,846	8,435,547

Total liabilities and stockholders’ equity	$60,784,968	$46,020,987

See Notes to the Consolidated Financial Statements.

Discover Financial Services

Consolidated Statements of Income

	For the Years Ended November 30,
	2010	2009	2008
	(dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$5,836,002	$2,835,767	$2,245,719
Other loans	253,821	168,517	79,695
Investment securities	26,222	68,694	51,345
Other interest income	30,173	72,102	315,804

Total interest income	6,146,218	3,145,080	2,692,563
Interest expense:
Deposits	1,150,504	1,187,084	1,199,436
Short-term borrowings	1	2,538	343
Long-term borrowings	432,483	61,662	88,225

Total interest expense	1,582,988	1,251,284	1,288,004

Net interest income	4,563,230	1,893,796	1,404,559
Provision for loan losses	3,206,705	2,362,405	1,595,615

Net interest income after provision for loan losses	1,356,525	(468,609)	(191,056)
Other income:
Securitization income	0	1,879,304	2,429,158
Discount and interchange revenue	1,055,359	222,835	187,657
Fee products	412,497	295,066	249,805
Loan fee income	339,797	247,267	262,576
Transaction processing revenue	149,946	125,201	115,914
Merchant fees	28,461	44,248	67,027
Gain (loss) on investment securities	19,131	(3,826)	(50,294)
Antitrust litigation settlement	0	1,891,698	863,634
Other income	89,808	138,802	138,981

Total other income	2,094,999	4,840,595	4,264,458
Other expense:
Employee compensation and benefits	802,649	827,683	845,392
Marketing and business development	463,086	406,020	530,901
Information processing and communications	258,111	289,209	315,943
Professional fees	342,648	321,329	349,484
Premises and equipment	70,274	73,014	80,394
Other expense	245,897	333,833	293,683

Total other expense	2,182,665	2,251,088	2,415,797

Income from continuing operations before income tax expense	1,268,859	2,120,898	1,657,605
Income tax expense	504,071	844,713	594,692

Income from continuing operations	764,788	1,276,185	1,062,913
Loss from discontinued operations, net of tax	0	0	(135,163)

Net income	$764,788	$1,276,185	$927,750

Net income allocated to common stockholders	$667,938	$1,206,965	$910,510

Basic earnings per share
Income from continuing operations	$1.23	$2.39	$2.18
Loss from discontinued operations, net of tax	0	0	(0.28)

Net income	$1.23	$2.39	$1.90

Diluted earnings per share
Income from continuing operations	$1.22	$2.38	$2.18
Loss from discontinued operations, net of tax	0	0	(0.28)

Net income	$1.22	$2.38	$1.90

Dividends paid per share	$0.08	$0.12	$0.24

See Notes to the Consolidated Financial Statements.

Discover Financial Services

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at November 30, 2007	0	0	477,762	$4,777	$2,846,127	$2,717,905	$32,032	$(1,419)	$5,599,422
Adoption of FASB Interpretation No. 48 (ASC 740)	0	0	0	0	0	(8,743)	0	0	(8,743)
Comprehensive income:
Net income	0	0	0	0	0	927,750	0	0	927,750
Foreign currency translation, net of tax	0	0	0	0	0	0	(21,282)	0
Realization of foreign exchange translation gains upon sale of Goldfish business	0	0	0	0	0	0	(27,076)	0
Adjustments related to investment securities, net of tax	0	0	0	0	0	0	(50,158)	0
Adjustments related to pension and postretirement benefits, net of tax	0	0	0	0	0	0	146	0

Other comprehensive loss	0	0	0	0	0	0	(98,370)	0	(98,370)

Total comprehensive income	0	0	0	0	0	0	0	0	829,380
Purchases of treasury stock	0	0	0	0	0	0	0	(6,838)	(6,838)
Common stock issued under employee benefit plans	0	0	1,183	12	16,621	0	0	0	16,633
Common stock issued and stock-based compensation expense	0	0	1,572	16	75,909	0	0	0	75,925
Dividends paid – common stock	0	0	0	0	0	(116,956)	0	0	(116,956)
Special dividend – Morgan Stanley	0	0	0	0	0	(473,000)	0	0	(473,000)

Balance at November 30, 2008	0	0	480,517	$4,805	$2,938,657	$3,046,956	$(66,338)	$(8,257)	$5,915,823
Adoption of the measurement date provision of ASC 715 (FASB Statement No. 158), net of tax	0	0	0	0	0	(1,110)	0	0	(1,110)
Comprehensive income:
Net income	0	0	0	0	0	1,276,185	0	0	1,276,185
Adjustments related to investment securities, net of tax	0	0	0	0	0	0	(8,527)	0
Adjustments related to pension and postretirement benefits, net of tax	0	0	0	0	0	0	(79,953)

Other comprehensive loss	0	0	0	0	0	0	(88,480)	0	(88,480)

Total comprehensive income	0	0	0	0	0	0	0	0	1,187,705
Purchases of treasury stock	0	0	0	0	0	0	0	(11,385)	(11,385)
Common stock issued under employee benefit plans	0	0	135	1	1,157	0	0	0	1,158
Common stock issued and stock-based compensation expense	0	0	4,093	42	42,929	120	0	0	43,091
Income tax deficiency on stock-based compensation plans	0	0	0	0	(18,601)	0	0	0	(18,601)
Issuance of common stock	0	0	60,054	600	533,222	0	0	0	533,822
Dividends paid – common stock	0	0	0	0	0	(59,877)	0	0	(59,877)
Issuance of preferred stock	1,225	1,148,691	0	0	75,867	0	0	0	1,224,558
Accretion of preferred stock discount	0	9,375	0	0	0	(9,375)	0	0	0
Dividends – preferred stock	0	0	0	0	0	(43,880)	0	0	(43,880)
Special dividend – Morgan Stanley	0	0	0	0	0	(335,757)	0	0	(335,757)

Balance at November 30, 2009	1,225	$1,158,066	544,799	$5,448	$3,573,231	$3,873,262	$(154,818)	$(19,642)	$8,435,547
Adoption of ASC 810 (FASB Statement No. 167), net of tax	0	0	0	0	0	(1,411,117)	78,561	0	(1,332,556)
Comprehensive income:
Net income	0	0	0	0	0	764,788	0	0	764,788
Adjustments related to investment securities, net of tax	0	0	0	0	0	0	(8,894)	0
Adjustments related to cash flow hedges, net of tax							2,525
Adjustments related to pension and postretirement benefits, net of tax	0	0	0	0	0	0	78	0

Other comprehensive loss	0	0	0	0	0	0	(6,291)	0	(6,291)

Total comprehensive income	0	0	0	0	0	0	0	0	758,497
Purchases of treasury stock	0	0	0	0	0	0	0	(8,241)	(8,241)
Common stock issued under employee benefit plans	0	0	82	1	1,127	0	0	0	1,128
Common stock issued and stock-based compensation expense	0	0	2,247	22	36,169	0	0	0	36,191
Income tax deficiency on stock-based compensation plans	0	0	0	0	(3,209)	0	0	0	(3,209)
Dividends paid – common stock	0	0	0	0	0	(43,899)	0	0	(43,899)
Accretion of preferred stock discount	0	66,492	0	0	0	(66,492)	0	0	0
Dividends – preferred stock	0	0	0	0	0	(23,811)	0	0	(23,811)
Redemption of preferred stock	(1,225)	(1,224,558)	0	0	0	0	0	0	(1,224,558)
Repurchase of stock warrant					(172,000)				(172,000)
Special dividend – Morgan Stanley	0	0	0	0	0	33,757	0	0	33,757

Balance at November 30, 2010	0	$0	547,128	$5,471	$3,435,318	$3,126,488	$(82,548)	$(27,883)	$6,456,846

See Notes to the Consolidated Financial Statements.

Discover Financial Services

Consolidated Statements of Cash Flows

	For the Years Ended November 30,
	2010	2009	2008
	(dollars in thousands)
Cash flows from operating activities
Net income	$764,788	$1,276,185	$927,750
Adjustments to reconcile net income to net cash provided by operating activities:
Net principal disbursed on loans originated for sale	(142,184)	0	0
Proceeds from sales of loans originated for sale	142,670	0	0
Loss related to loans sold and held for sale	23,307	0	0
(Gain) loss on investment securities	(19,131)	9,239	50,294
Loss on sale of Goldfish business	0	0	165,694
(Gain) loss on equipment	1,955	6,436	0
Stock-based compensation expense	37,081	44,249	92,558
Deferred income taxes	112,581	(61,995)	(262,354)
Pension curtailment	0	0	(38,891)
Depreciation and amortization on premises and equipment	89,166	97,930	107,151
Amortization of deferred revenues	(194,567)	(133,384)	(84,174)
Other depreciation and amortization	82,839	105,562	124,247
Provision for loan losses	3,206,705	2,362,405	1,615,625
Changes in assets and liabilities:
(Increase) decrease in amounts due from asset securitization	0	541,549	805,292
(Increase) decrease in other assets	(201,105)	(104,724)	(171,801)
Increase (decrease) in accrued expenses and other liabilities	(31,519)	(545,560)	1,172,768

Net cash provided by operating activities	3,872,586	3,597,892	4,504,159

Cash flows from investing activities
Maturities of other short-term investments	1,350,000	919,700	0
Purchases of other short-term investments	(375,000)	(2,269,700)	0
Maturities and sales of available-for-sale investment securities	723,032	423,014	0
Purchases of available-for-sale investment securities	(5,285,756)	(683,980)	(85,740)
Maturities of held-to-maturity investment securities	21,587	8,286	37,200
Purchases of held-to-maturity investment securities	(1,099)	(1,269)	(33,581)
Proceeds from sale of loans held for investment	1,469,436	0	0
Net principal disbursed on loans held for investment	(3,089,034)	(7,403,826)	(11,426,755)
Proceeds from securitization	0	3,542,850	5,562,195
Decrease (Increase) in restricted cash – special dividend escrow	643,311	(643,311)	0
Decrease (Increase) in restricted cash – for securitization investors	(124,998)	0	0
Proceeds from sale of equipment	245	1,249	0
Purchases of premises and equipment	(54,676)	(53,793)	(93,532)
Proceeds from the sale of Goldfish business	0	0	69,529
Payments for business and other acquisitions, net of cash acquired	0	0	(160,278)

Net cash used for investing activities	(4,722,952)	(6,160,780)	(6,130,962)

Cash flows from financing activities
Proceeds from issuance of preferred stock and warrant	0	1,224,558	0
Redemption of preferred stock	(1,224,558)	0	0
Repurchase of warrant	(172,000)	0	0
Proceeds from issuance of common stock	1,323	533,822	0
Net (decrease) increase in short-term borrowings	0	(500,000)	(259,314)
Proceeds from issuance of securitized debt	1,800,000	0	0
Maturities of securitized debt	(9,310,528)	0	0
Proceeds from issuance of long-term borrowings and bank notes	1,003,427	1,098,194	0
Repayment of long-term borrowings and bank notes	(635,912)	(404,211)	(397,606)
Purchases of treasury stock	(8,241)	(11,385)	(6,838)
Net increase (decrease) in deposits	1,343,673	3,572,520	3,816,157
Proceeds from acquisition of deposits	976,627	0	0
Dividend paid to Morgan Stanley	(775,000)	0	0
Dividends paid on common and preferred stock	(70,431)	(101,034)	(116,956)

Net cash (used in) provided by financing activities	(7,071,620)	5,412,464	3,035,443
Effect of exchange rate changes on cash and cash equivalents	0	0	(24,592)

Net increase (decrease) in cash and cash equivalents	(7,921,986)	2,849,576	1,384,048
Cash and cash equivalents, at beginning of year	13,020,719	10,171,143	8,787,095

Cash and cash equivalents, at end of year	$5,098,733	$13,020,719	$10,171,143

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$1,452,051	$1,266,427	$1,305,554

Income taxes, net of income tax refunds	$169,045	$913,988	$670,763

Non-cash transactions:
Acquisition of certificated beneficial interests in DCENT and DCMT, net of maturities	$0	$3,561,139	$750,000

Special dividend – Morgan Stanley	$33,757	$(335,757)	$(473,000)

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Background and Basis of Presentation

Description of Business. Discover Financial Services (“DFS” or the “Company”) is a direct banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act. The Company is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Through its Discover Bank subsidiary, a Delaware state-chartered bank, the Company offers its customers credit cards, student loans, personal loans and deposit products. Through its DFS Services LLC subsidiary and its subsidiaries, the Company operates the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network is a credit card transaction processing network for Discover card-branded and third-party issued credit cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services.

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

It is also the Company’s policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as defined by GAAP. Pursuant to amendments to GAAP that became effective for the Company on December 1, 2009, the Company concluded that it is the primary beneficiary of the Discover Card Master Trust I and the Discover Card Execution Note Trust (the “trusts”), and accordingly, began consolidating the trusts. The Company is deemed to be the primary beneficiary of each of these trusts since it is, for each, the trust servicer and the holder of both the residual interest and the majority of the most subordinated interests. Because of those involvements, the Company has, for each trust, i) the power to direct the activities that most significantly impact the economic performance of the trust, and ii) the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. See Note 2: Change in Accounting Principle for additional information. Each of those entities did not meet the conditions for consolidation under GAAP standards in effect through November 30, 2009, as each was a qualified special purpose entity through that date and therefore exempt from the variable interest entity consolidation rules in effect prior to December 1, 2009. The Company has determined that it was not the primary beneficiary of any other variable interest entity during the year ended November 30, 2010 and that it was not the primary beneficiary of any variable interest entity during the years ended November 30, 2009 and 2008 under the consolidation rules in effect during those periods.

For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. In cases where the Company’s equity investment is less than 20% and significant influence does not exist, such investments are carried at cost.

Recently Issued Accounting Pronouncements

The application of the following guidance will only affect disclosures and therefore will not impact the Company’s financial condition, results of operations or cash flows.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires a greater level of disaggregation in disclosures relating to the credit quality of the Company’s financing receivables and allowance for loan losses. ASU 2010-20 also requires enhanced disclosures around nonaccrual and past due financing receivables, impaired loans and loan modifications. The standard is effective for the first interim or annual reporting periods ending on or after December 15, 2010, and will apply beginning with the Company’s Form 10-Q for the quarter ending February 28, 2011. In January 2011, the FASB announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements, including the new disclosures which were applicable to the Company beginning in 2010, are presented in Note 22: Fair Value Disclosures. The disclosures concerning gross presentation of Level 3 activity are effective for fiscal years beginning after December 15, 2010.

2.	Change in Accounting Principle

Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“Statement No. 166”, codified within ASC Topic 860, Transfers and Servicing) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”, codified within ASC Topic 810, Consolidation) became effective for the Company on December 1, 2009.

Statement No. 166 amended the accounting for transfers of financial assets. Under Statement No. 166, the trusts used in the Company’s securitization transactions are no longer exempt from consolidation. Statement No. 167 prescribes an ongoing assessment of the Company’s involvement in the activities of the trusts and the Company’s rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those variable interest entities (“VIEs”) must be consolidated in the Company’s financial statements. In accordance with Statement No. 167, the Company concluded it is the primary beneficiary of the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) and accordingly, the Company began consolidating the trusts on December 1, 2009. Using the carrying amounts of the trust assets and liabilities as prescribed by Statement No. 167, the Company recorded a $21.1 billion increase in total assets, a $22.4 billion increase in total liabilities and a $1.3 billion decrease in stockholders’ equity (comprised of a $1.4 billion decrease in retained earnings offset by a $0.1 billion increase in accumulated other comprehensive income). These amounts were comprised of the following transition adjustments, which were treated as noncash activities for purposes of preparing the 2010 consolidated statement of cash flows:

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

Beginning with the Company’s statements of income for the year ended November 30, 2010, the Company no longer reports securitization income, but instead reports interest income, net charge-offs and certain other income associated with all securitized loan receivables, and interest expense associated with debt issued from the trusts to third-party investors in the same line items in the Company’s statement of income as non-securitized credit card loan receivables and corporate debt. Additionally, the Company no longer records initial gains on new securitization activity since securitized credit card loans no longer receive sale accounting treatment. Also, there are no gains or losses recorded on the revaluation of the interest-only strip receivable as that asset is not recognizable in a transaction accounted for as a secured borrowing. Because the Company’s securitization transactions are accounted for under the new accounting rules as secured borrowings rather than asset sales, the cash flows from securitization transactions are presented as cash flows from financing activities rather than as cash flows from operating or investing activities.

The Company’s statements of income for the years ended November 30, 2009 and 2008 and its statement of financial condition as of November 30, 2009 have not been retrospectively adjusted to reflect the amendments to ASC 810 and ASC 860. Therefore, current period results and balances will not be comparable to prior period amounts.

3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents is defined by the Company as cash on deposit with banks, including time deposits and other highly liquid investments, with maturities of 90 days or less when purchased. Cash and cash equivalents included $0.4 billion and $0.5 billion of cash and due from banks and $4.7 billion and $12.5 billion of interest-earning deposits in other banks at November 30, 2010 and 2009, respectively.

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

Investment Securities. At November 30, 2010, investment securities consisted of credit card asset-backed securities issued by other institutions, U.S. Treasury and U.S. government agency obligations, corporate debt securities, mortgage-backed securities issued by government agencies and state agency bonds. Investment securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income included in stockholders’ equity. The Company estimates the fair value of available-for-sale investment securities pursuant to the guidance in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The amortized cost for each held-to-maturity and available-for-sale investment security is adjusted for amortization of premiums or accretion of discounts, as appropriate. Such amortization or accretion is included in interest income. The Company evaluates its unrealized loss positions for other-than-temporary impairment in accordance with GAAP applicable for investments in debt and equity securities and in accordance with SEC Staff Accounting Bulletin Topic 5M. Realized gains and losses and other-than-temporary impairments related to investment securities are determined at the individual security level and are reported in other income.

Loans Held for Sale. When management makes a decision to sell loan receivables, loans will be reclassified as held for sale. The Company includes its loans held for sale in loan receivables and carries these assets at the lower of aggregate cost or fair value. In determining fair value, management considers the expected sale price, which is based on market analysis. An allowance for loan losses does not apply to loans held for sale. At November 30, 2010, the Company had $788.1 million of loans held for sale, which represented a pool of whole loans specifically designated to be sold. The Company did not have any loans classified as held for sale at November 30, 2009.

Loan Receivables. Loan receivables consist of credit card receivables and other consumer loans and include loans classified as held for sale. Loan receivables also include unamortized net deferred loan origination fees and costs (also see “ – Loan Interest and Fee Income”). Credit card loan receivables include consumer credit card loan receivables and business credit card loan receivables. Credit card loan receivables are reported at their principal amounts outstanding and include uncollected billed interest and fees and are reduced for unearned revenue related to balance transfer fees (also see “ – Loan Interest and Fee Income”). Other consumer loans consist of student loans, personal loans and other loans and are reported at their principal amounts outstanding.

The Company’s loan receivables are deemed to be held for investment at origination because management has the intent and ability to hold them for the foreseeable future. In determining the amount of loans that can continue to be held for investment, management considers capital levels and scheduled maturities of funding instruments used.

Cash flows associated with loans that are originated with the intent to sell are included in cash flows from operating activities. Cash flows associated with loans originated for investment are classified as cash flows from investing activities, regardless of a subsequent change in intent.

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

The Company calculates its allowance for loan losses by estimating probable losses separately for segments of the loan portfolio with similar loan characteristics, which generally results in segmenting the portfolio by loan product type.

For its credit card loan receivables, the Company bases its allowance for loan loss on several analyses that help estimate incurred losses as of the balance sheet date. While the Company’s estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. The Company uses a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The migration analysis considers uncollectible principal, interest and fees reflected in the loan receivables. The Company uses other analyses to estimate losses incurred on non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, current economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, and forecasting uncertainties. The Company does not identify individual loans for impairment, but instead estimates its allowance for credit card loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest.

Loan receivables that have been modified under troubled debt restructurings are evaluated separately from the pool of receivables that is subject to the above analysis. As part of certain collection strategies, the Company may place a customer’s account in a permanent workout program under which the loan may be restructured, at which time the customer’s future borrowing privileges are suspended. Therefore, the Company has no commitments to lend additional funds to customers in a permanent workout program. Such modifications are accounted for in accordance with ASC 310-40, Troubled Debt Restructuring by Creditors. Credit card loan receivables modified in a troubled debt restructuring are recorded at their present values with impairment measured as the difference between the loan balance and the discounted present value of cash flows expected to be collected. Changes in the present value are recorded to the provision for loan losses. All of the Company’s permanent workout loans, which are evaluated collectively on an aggregated basis, had a related allowance for loan losses.

For its other consumer loans, the Company considers historical and forecasted estimates of incurred losses in estimating the related allowance for loan losses. The Company may also consider other factors, such as current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

Delinquent Loans. The entire balance of an account is contractually past due if the minimum payment is not received by the specified date on the customer’s billing statement. Delinquency is reported on loans that are 30 or more days past due.

Credit card loans are charged off at the end of the month during which an account becomes 180 days past due. Closed-end consumer loan receivables are charged-off at the end of the month during which an account becomes 120 days contractually past due. Customer bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death, but not later than the 180-day time frame described above. Receivables associated with alleged or potential fraudulent transactions are adjusted to their net realizable value upon receipt of notification of such fraud through a charge to other expense and are subsequently written off at the end of the month 90 days following notification, but not later than the contractual 180-day time frame. The Company’s charge-off policies are designed to comply with guidelines established by the Federal Financial Institutions Examination Council (“FFIEC”).

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

Purchased software and capitalized costs related to internally developed software are amortized over their useful lives of three to five years. Costs incurred during the application development stage related to internally developed software are capitalized in accordance with ASC Subtopic 350-40, Intangibles – Goodwill and Other: Internal Use Software. Pursuant to that guidance, costs are expensed as incurred during the preliminary project stage and post implementation stage. Once the capitalization criteria as defined in GAAP have been met, external direct costs incurred for materials and services used in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with the internal-use computer software project (to the extent those employees devoted time directly to the project), and interest costs incurred when developing computer software for internal use are capitalized. Amortization of capitalized costs begins when the software is ready for its intended use. Capitalized software is included in premises and equipment, net in the Company’s consolidated statements of financial condition. See Note 8: Premises and Equipment for further information about the Company’s premises and equipment.

Goodwill. Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company’s goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level each year, or more often if conditions indicate impairment may have occurred, pursuant to ASC Topic 350, Intangibles – Goodwill and Other. The Company’s reported goodwill relates to PULSE and the reporting unit is comprised of the PULSE business. The goodwill impairment analysis is a two-step test. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds its carrying value including goodwill, goodwill is considered to be not impaired. If the carrying value including goodwill exceeds its fair value, goodwill is potentially impaired and the second step of the test becomes necessary. In the second step, the implied fair value of goodwill is derived and compared to the carrying amount of goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the fair values of all identifiable assets less the liabilities associated with the reporting unit. If the carrying value of goodwill allocated to the reporting unit exceeds its implied fair value, an impairment charge is recorded for the excess.

Intangible Assets. The Company’s intangible assets consist of both amortizable and non-amortizable intangible assets. The Company’s amortizable intangible assets consist primarily of acquired customer relationships and certain trade name intangibles. All of the Company’s amortizable intangible assets are carried at net book value and are amortized over their estimated useful lives. The amortization periods approximate the periods over which the Company expects to generate future net cash inflows from the use of these assets. Accordingly, customer relationships are amortized over a useful life of 15 years and trade names are amortized over a useful life of 25 years. The Company’s policy is to amortize intangibles in a manner that reflects the pattern in which the projected net cash inflows to the Company are expected to occur, where such pattern can be reasonably determined, as opposed to the straight-line basis. This method of amortization typically results in a greater portion of the intangible asset being amortized in the earlier years of its useful life.

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

The Company’s nonamortizable intangible assets consist of the international transaction processing rights and brand-related intangibles included in the acquisition of Diners Club. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. All of the Company’s nonamortizable intangible assets are subject to a test for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As required by GAAP, if the carrying value of a nonamortizable intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings. In contrast to amortizable intangibles, there is no test for recoverability associated with the impairment test for nonamortizable intangible assets.

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

Financial Instruments Used for Asset and Liability Management. The Company enters into derivative financial instrument contracts, specifically interest rate swaps, to manage interest rate risk arising from certain interest-rate sensitive assets and liabilities, and it accounts for such transactions in accordance ASC Topic 815, Derivatives and Hedging. Derivative contracts having positive net fair values, inclusive of net accrued interest receipts or payments, are recorded in other assets. Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in accrued expenses and other liabilities. With regard to such derivatives hedging interest-bearing deposits or long-term debt, changes in both the fair value of the derivatives and the gains or losses on the hedged interest-bearing deposits or long-term debt relating to the risk being hedged are recorded in interest expense and provide offset to one another. Ineffectiveness related to these fair value hedges, if any, is recorded in interest expense. With regard to derivatives hedging future cash flows resulting from credit card loan receivables attributable to changes in benchmark interest rates, changes in the fair value of the derivatives are recorded in other comprehensive income and are subsequently reclassified into interest income in the period that the hedged forecasted transaction affects earnings. Ineffectiveness related to these cash flow hedges, if any, is recorded in other income.

Accumulated Other Comprehensive Income. In accordance with the requirements of ASC Topic 220, Comprehensive Income, the Company records unrealized gains and losses on available-for-sale securities, certain pension adjustments, changes in the fair value of cash flow hedges and foreign currency translation adjustments in accumulated other comprehensive income on an after tax basis where applicable. The Company presents accumulated other comprehensive income, net of tax, in its consolidated statements of changes in stockholders’ equity.

Significant Revenue Recognition Accounting Policies

Loan Interest and Fee Income. Interest on loans is comprised largely of interest on credit card loans and is recognized based upon the amount of loans outstanding and their contractual interest rate. Interest on credit card loans is included in loan receivables when billed to the customer. The Company accrues unbilled interest revenue each month from a customer’s billing cycle date to the end of the month. The Company applies an estimate of the percentage of loans that will revolve in the next cycle in the estimation of the accrued unbilled portion of interest revenue that is included in accrued interest receivable on the consolidated statements of financial condition. Interest on other consumer loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable in the consolidated statements of financial condition.

The Company recognizes fees (except annual fees, balance transfer fees and certain product fees) on loan receivables in interest income or loan fee income as the fees are assessed. Annual fees, balance transfer fees and certain product fees are recognized in interest income or loan fee income ratably over the periods to which they relate. Balance transfer fees are accreted to interest income over the life of the related balance. As of November 30, 2010 and 2009, deferred revenues related to balance transfer fees, recorded as a reduction of loan receivables, was $43.9 million and $24.9 million, respectively. Loan fee income consists of fees on credit card loans and includes annual, late, returned check, cash advance and other miscellaneous fees and is reflected net of waivers and charge-offs. Prior to February 2010, the Company charged overlimit fees that were also recorded in loan fee income.

Pursuant to ASC Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one-year period and recorded in interest income from credit card loans. Direct loan origination costs on other loan receivables are deferred and amortized over the life of the loan and recorded in interest income from other loans. As of November 30, 2010 and 2009, the remaining unamortized deferred costs related to loan origination were $12.5 million and $20.2 million, respectively, and were recorded in loan receivables.

The Company accrues interest and fees on loan receivables until the loans are paid or charged off, except in instances of customer bankruptcy, death or fraud, where no further interest and fee accruals occur following notification. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. When loan receivables are charged off, unpaid accrued interest and fees are reversed against the income line items in which they were originally recorded in the consolidated statements of income. Charge-offs and recoveries of amounts which relate to capitalized interest on student loans are treated as principal charge-offs and recoveries, affecting the allowance for loan losses rather than interest income. The Company considers uncollectible interest and fee revenues in assessing the adequacy of the allowance for loan losses.

Discount and Interchange Revenue. The Company earns discount revenue from fees charged to merchants with whom the Company has entered into card acceptance agreements for processing credit card purchase transactions. Discover card transaction volume was concentrated among the Company’s top 100 merchants in 2010, with its largest merchant accounting for approximately 8% of that transaction volume. The Company earns acquirer interchange revenue from merchant acquirers on all transactions made by credit card customers at merchants with whom merchant acquirers have entered into card acceptance agreements for processing credit card purchase transactions. The Company pays issuer interchange to third-party card issuers who have entered into contractual arrangements to issue cards on the Company’s networks as compensation for risk and other operating cost. The discount revenue or acquirer interchange is recognized as revenue, net of the associated issuer interchange cost, at the time the transaction is captured.

Customer Rewards. The Company offers its customers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain customers a reward equal to a percentage of their credit card purchase amounts based on the type and volume of the customer’s purchases. The liability for customer rewards, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition, is estimated on an individual customer basis and is accumulated as qualified customers make progress toward earning the reward through their ongoing credit card purchase activity. In determining the appropriate liability for customer rewards, the Company estimates forfeitures of rewards accumulated but not redeemed based on historical account closure and charge-off experience, actual customer credit card purchase activity and the terms of the rewards program. In accordance with ASC Subtopic 605-50, Revenue Recognition: Customer Payments and Incentives (“ASC 605-50”), the Company recognizes customer rewards cost as a reduction of the related revenue. For the years ended November 30, 2010, 2009 and 2008, rewards costs, adjusted for estimated forfeitures, amounted to $737.8 million, $669.5 million and $709.7 million, respectively. At November 30, 2010 and 2009, the liability for customer rewards, adjusted for estimated forfeitures, was $912.3 million and $815.8 million, respectively, which is included in accrued expenses and other liabilities on the consolidated statement of financial condition.

Fee Products. The Company earns revenue related to fees received for marketing services provided by third parties that are ancillary to the Company’s credit card and personal loans, including debt deferment/debt cancellation contracts and identity theft protection services, to the Company’s customers. The amount of revenue recorded is based on the terms of the agreements and contracts with the third parties that provide the services. The Company recognizes this income over the agreement or contract period as earned.

Transaction Processing Revenue. Transaction processing revenue represents fees charged to financial institutions and merchants for processing ATM, debit and point-of-sale transactions over the PULSE network and is recognized at the time the transactions are processed. Transaction processing revenue also includes network participant revenue earned by PULSE related to fees charged for maintenance, support, information processing and other services provided to financial institutions, processors and other participants in the PULSE network. These revenues are recognized in the period that the related transactions occur or services are rendered.

Royalty and Licensee Revenue. The Company earns revenue from licensing fees for granting the right to use the Diners Club brand and processing fees for providing various services to Diners Club licensees. Royalty revenue is recognized in the period that the cardmember volume used to calculate the royalty fee is generated. Processing fees are recognized in the month that the services are provided. Royalty and licensee revenue is included in other income on the consolidated statements of income.

Incentive Payments. The Company makes certain incentive payments under contractual arrangements with financial institutions, Diners Club licensees, merchants and certain other customers. In accordance with ASC Topic 605-50, payments to customers are generally classified as contra-revenue unless a specifically identifiable benefit is received by the Company in consideration for the payment and the fair value of such benefit is determinable and measurable. If no such benefit is identified, then the entire payment is classified as contra-revenue, and included in other income in the consolidated statements of income in the line item where the related revenues are recorded. If the payment gives rise to an asset because it is expected to directly or indirectly contribute to future net cash inflows, it is deferred and recognized over the expected benefit period. The unamortized portion of the deferred incentive payments included in other assets on the consolidated statements of financial condition was $45.8 million and $44.9 million at November 30, 2010 and 2009, respectively.

Significant Accounting Policies Effective Prior to the Adoption of FASB Statements No. 166 and 167

Loans Held for Sale. Prior to the adoption of FASB Statements No. 166 and 167, loans held for sale generally included the amount of credit card receivables necessary to support net new securitization transactions expected to take place over the subsequent three-month period. The amount of existing credit card receivables that would be reclassified as held for sale was limited to three months from the balance sheet date, as securitizations that were to occur beyond that point involved a significant proportion of receivables that had not yet been originated, due to customer repayment behavior and the revolving nature of credit cards. In estimating the amount of credit card receivables that should be classified as held for sale, the Company considered its ability to access the securitization market given current market conditions, scheduled maturities of outstanding asset-backed securities, management’s targeted mix of funding sources used, and the relative availability of the Company’s other funding sources.

The amount of credit card receivables classified as held for sale was determined on a homogeneous portfolio basis, because the seller’s interest represents an undivided interest in each loan transferred to the securitization trust. Credit card loan receivables that were classified as held for sale were reported at their par value because management believed that approximated their fair values as a result of the short-term nature of the assets. An allowance for loan losses does not apply to loans held for sale.

When credit card receivables classified as held for sale were securitized and beneficial interests issued to third parties, the loans held for sale balance was reduced, cash was received and amounts due from asset securitization was adjusted to reflect changes in the Company’s retained interests as applicable. When certificated beneficial interests were retained, loans held for sale was reduced and the available-for-sale investment securities balance was increased.

Retained Interests in Securitized Assets. The Company periodically transfers credit card loan receivables to asset securitization trusts. Securitized credit card loan receivables include outstanding principal, interest and fees. Prior to the adoption of Statements No. 166 and 167, the Company’s securitization transactions were recognized as sales and accordingly, the Company removed securitized credit card receivables from loan receivables on its consolidated statements of financial condition. The Company retained interests in the transferred financial assets in various forms including an undivided seller’s interest, certificated beneficial interests in the trust assets, accrued interest and fees on securitized credit card receivables (“accrued interest receivable”), cash collateral accounts, servicing rights and rights to certain excess cash flows remaining after payments to investors in the securitization trust of their contractual rate of return, the payment of servicing fees to the Company and reimbursement of credit card losses (“interest-only strip receivable”).

The Company included its undivided seller’s interest within loan receivables in the consolidated statements of financial condition. The Company classified certificated retained beneficial interests as available-for-sale or held-to-maturity investment securities on the consolidated statements of financial condition at their estimated fair values or amortized costs, respectively. All other retained interests were recorded on the consolidated statements of financial condition in amounts due from asset securitization. Certain components of amounts due from asset securitization were short-term in nature and, therefore, their carrying values approximated fair values. The remaining retained interests in amounts due from asset securitization were accounted for like trading securities and, accordingly, were marked to fair value each period with changes in their fair values recorded in securitization income.

Cash flows associated with the securitization of credit card receivables that were originated for investment were included in cash flows from investing activities. Cash flows related to credit card receivables transferred to the trust during the term of a securitization in order to maintain a constant level of investor interest in receivables were classified as operating cash flows, as those receivables were treated as being originated specifically for sale.

Securitization Income. When beneficial interests in securitized receivables were issued to third-party investors, the Company recognized a gain on the transfer of the loan receivables. The amount of the gain depended in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets transferred and the retained interests based upon their relative fair values at the date of the transfer. An interest-only strip receivable was recorded in the consolidated statements of financial condition and represented the contractual right to receive interest and certain other revenue less certain costs, including charge-offs on securitized loans and the interest paid to investors in the securitization transactions (“the excess spread”) from the trust over the estimated life of the securitized loan receivables. The interest-only strip receivable was recorded at its estimated fair value with subsequent changes in fair value recorded in securitization income. The Company estimated the fair value of the interest-only strip receivable based on the present value of expected future cash flows using management’s best estimate of the key assumptions, including forecasted interest yield, loan losses and payment rates, the interest rate paid to investors and a discount rate commensurate with the risks involved. The recognition of securitization income from the actual net excess cash flows accrued was offset in part by the revaluation of the interest-only strip receivable such that the interest-only strip receivable reflected only future excess cash flows. Also included in securitization income was the annual servicing fee the Company received based on a percentage of the investor interest outstanding. The Company did not recognize servicing assets or servicing liabilities for servicing rights since the servicing fee approximated adequate compensation to the Company for performing the servicing. In addition, the Company, in accordance with governing securitization documents, allocated portions of discount and interchange revenue to all credit card securitization transactions, which was also recognized as securitization income. Securitization transaction costs were deferred and amortized to securitization income over the life of the related transactions.

4.	Discontinued Operations

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

The following table provides summary financial information for discontinued operations related to the sale of the Company’s Goldfish business (dollars in thousands):

For the Year Ended November 30, 2008
Revenues(1)	$130,935
Income from discontinued operations	$50,505
Loss on the sale of discontinued operations(2)	(225,289)

Pretax loss from discontinued operations	(174,784)
Income tax benefit(4)	(39,621)

Loss from discontinued operations, net of tax	$(135,163)

(1)	Revenues are the sum of net interest income and other income.
(2)	Loss on the sale of discontinued operations for the year ended November 30, 2008 includes a $27.1 million realization of cumulative foreign currency translation adjustments which were previously recorded net of tax. As a result, there is no tax impact for the year ended November 30, 2008 related to the realization of cumulative foreign currency translation adjustments.

5.	Investment Securities

The Company’s investment securities consist of the following (dollars in thousands):

	November 30,
	2010	2009	2008
U.S. Treasury securities	$1,575,403	$0	$0
U.S. government agency securities	1,888,701	0	0
States and political subdivisions of states	51,774	68,553	70,290
Other securities:
Certificated retained interests in DCENT and DCMT(1)	0	4,501,108	981,742
Credit card asset-backed securities of other issuers	1,031,112	381,705	85,762
Corporate debt securities(2)	507,896	0	0
Asset-backed commercial paper notes	0	58,792	59,586
Residential mortgage-backed securities	9,800	12,929	16,495
Other debt and equity securities	10,709	12,210	14,069

Total other securities	1,559,517	4,966,744	1,157,654

Total investment securities	$5,075,395	$5,035,297	$1,227,944

(1)	Upon adoption of Statements No. 166 and 167, the amount outstanding at November 30, 2009 was reclassified to loan receivables. See Note 2: Change in Accounting Principle for more information.
(2)	Amount represents corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At November 30, 2010
Available-for-Sale Investment Securities(1)
U.S Treasury securities	$1,576,094	$344	$(1,585)	$1,574,853
U.S government agency securities	1,888,909	1,090	(1,298)	1,888,701
Credit card asset-backed securities of other issuers	1,017,183	13,983	(54)	1,031,112
Corporate debt securities	507,757	241	(102)	507,896
Equity securities	15	2	0	17

Total available-for-sale investment securities	$4,989,958	$15,660	$(3,039)	$5,002,579

Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$0	$0	$550
States and political subdivisions of states	51,774	281	(3,771)	48,284
Residential mortgage-backed securities	9,800	869	0	10,669
Other debt securities(4)	10,692	0	0	10,692

Total held-to-maturity investment securities	$72,816	$1,150	$(3,771)	$70,195

At November 30, 2009
Available-for-Sale Investment Securities(1)
Certificated retained interests in DCENT	$2,330,000	$978	$(126,009)	$2,204,969
Credit card asset-backed securities of other issuers	362,377	19,362	(34)	381,705
Asset-backed commercial paper notes	51,337	7,455	0	58,792
Equity securities	15	0	0	15

Total available-for-sale investment securities	$2,743,729	$27,795	$(126,043)	$2,645,481

Held-to-Maturity Investment Securities(2)
States and political subdivisions of states	$68,553	$19	$(6,162)	$62,410
Certificated retained interests in DCENT and DCMT	2,296,139	0	(430,655)	1,865,484
Residential mortgage-backed securities	12,929	972	0	13,901
Other debt securities(4)	12,195	0	0	12,195

Total held-to-maturity investment securities	$2,389,816	$991	$(436,817)	$1,953,990

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.
(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.
(4)	Included in other debt securities at November 30, 2010 and 2009 are commercial advances of $7.9 million and $9.4 million, respectively, related to the Company’s Community Reinvestment Act strategies.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position as of November 30, 2010 and 2009 (dollars in thousands):

		Less than 12 months		More than 12 months
	Number of Securities in a Loss Position	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At November 30, 2010
Available-for-Sale Investment Securities
U.S. Treasury securities	17	$1,262,670	$1,585	$0	$0
U.S. government agency securities	18	$1,181,148	$1,298	$0	$0
Credit card asset-backed securities of other issuers	23	$238,646	$54	$0	$0
Corporate debt securities	5	$230,441	$102	$0	$0
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$7,731	$239	$27,603	$3,532
At November 30, 2009
Available-for-Sale Investment Securities
Certificated retained interests in DCENT	10	$1,149,143	$115,857	$889,848	$10,152
Credit card asset-backed securities of other issuers	9	$127,509	$34	$0	$0
Held-to-Maturity Investment Securities
State and political subdivisions of states	5	$0	$0	$51,778	$6,162
Certificated retained interests in DCENT and DCMT	3	$1,865,484	$430,655	$0	$0

During the years ended 2010, 2009 and 2008, the Company received $744.6 million, $431.3 million and $37.2 million, respectively, of proceeds related to maturities, redemptions, liquidation or sales of investment securities.

During the year ended November 30, 2009, the Company received $72.9 million of proceeds, and recorded $5.4 million of gross realized gains and no gross realized losses, from the sale of credit card asset-backed securities of other issuers. There were no sales of available-for-sale investment securities during the years ended 2010 or 2008.

The Company records gains and losses on investment securities in other income when investments are sold or liquidated, when the Company believes an investment is other than temporarily impaired prior to the disposal of the investment, or in certain other circumstances. During the year ended November 30, 2010, the Company recorded losses of $0.4 million on other debt securities and a $19.6 million pretax gain related to the liquidation of collateral supporting the asset-backed commercial paper notes of Golden Key U.S. LLC (“Golden Key”), which had invested in mortgage-backed securities. The investment was originally purchased in 2007 for $120.1 million, subsequently written down to $51.3 million and, in August 2010, liquidated for $70.9 million.

During the years ended November 30, 2009 and November 30, 2008, the Company recorded $9.2 million and $50.3 million of other than temporary impairment (“OTTI”), which was recorded entirely in earnings, the majority of which was related to Golden Key.

The Company records unrealized gains and losses on its available-for-sale investment securities in other comprehensive income. For the years ended November 30, 2010, 2009 and 2008, the Company recorded net unrealized losses of $6.7 million, $14.1 million and $79.3 million ($4.2 million, $8.5 million and $50.2 million after tax), respectively, in other comprehensive income. For the year ended November 30, 2010, the Company reversed an unrealized gain of $7.5 million ($4.7 million after tax) from other comprehensive income upon liquidation of the collateral supporting the Golden Key investment. Additionally, the Company eliminated a net unrealized loss of $125.0 million ($78.6 million after tax) upon consolidation of its securitization trusts in connection with the adoption of Statements No. 166 and 167 on December 1, 2009.

At November 30, 2010, the Company had $3.5 million of gross unrealized losses in a continuous loss position for more than 12 months on its held-to-maturity investment securities in states and political subdivisions of states, compared to $6.2 million of gross unrealized losses at November 30, 2009. The Company believes the unrealized loss on these investments is the result of changes in interest rates subsequent to the Company’s acquisitions of these securities and that the reduction in value is temporary. The Company does not intend to sell these investments nor does it expect to be required to sell these investments before recovery of their amortized cost bases, but rather expects to collect all amounts due according to the contractual terms of these securities.

Maturities and weighted average yields of available-for-sale debt securities and held-to-maturity debt securities at November 30, 2010 are provided in the tables below (dollars in thousands):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale – Amortized Cost(1)
U.S Treasury securities	$201,094	$1,375,000	$0	$0	$1,576,094
U.S government agency securities	241,119	1,647,790	0	0	1,888,909
Credit card asset-backed securities of other issuers	742,832	274,351	0	0	1,017,183
Corporate debt securities	51,271	456,486	0	0	507,757

Total available-for-sale investment securities	$1,236,316	$3,753,627	$0	$0	$4,989,943

Held-to-maturity – Amortized Cost(2)
U.S. Treasury securities	$550	$0	$0	$0	$550
State and political subdivisions of states	0	2,905	5,630	43,239	51,774
Residential mortgage-backed securities	0	0	0	9,800	9,800
Other debt securities	619	4,210	2,072	3,791	10,692

Total held-to-maturity investment securities	$1,169	$7,115	$7,702	$56,830	$72,816

Available-for-sale – Fair Values(1)
U.S Treasury securities	$201,067	$1,373,786	$0	$0	$1,574,853
U.S government agency securities	240,825	1,647,876	0	0	1,888,701
Credit card asset-backed securities of other issuers	745,410	285,702	0	0	1,031,112
Corporate debt securities	51,239	456,657	0	0	507,896

Total available-for-sale investment securities	$1,238,541	$3,764,021	$0	$0	$5,002,562

Held-to-maturity – Fair Values(2)
U.S. Treasury securities	$550	$0	$0	$0	$550
State and political subdivisions of states	0	3,004	5,784	39,496	48,284
Residential mortgage-backed securities	0	0	0	10,669	10,669
Other debt securities	619	4,210	2,072	3,791	10,692

Total held-to-maturity investment securities	$1,169	$7,214	$7,856	$53,956	$70,195

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale investment securities(1)
U.S. Treasury securities	0.31%	0.82%	0.00%	0.00%	0.75%
U.S. government agency securities	0.53%	0.78%	0.00%	0.00%	0.75%
Credit card asset-backed securities of other issuers	1.58%	3.00%	0.00%	0.00%	1.96%
Corporate debt securities	0.46%	0.62%	0.00%	0.00%	0.60%
Total available-for-sale investment securities	1.12%	0.93%	0.00%	0.00%	0.98%
Held-to-maturity investment securities
U.S. Treasury securities	0.16%	0.00%	0.00%	0.00%	0.16%
State and political subdivisions of states	0.00%	4.27%	5.42%	4.69%	4.75%
Residential mortgage-backed securities	0.00%	0.00%	0.00%	5.52%	5.52%
Other debt securities	4.17%	3.65%	6.16%	3.47%	4.10%
Total held-to-maturity investment securities	2.28%	3.90%	5.62%	4.75%	4.72%

(1)	The weighted average yield for available-for-sale investment securities is calculated based on the amortized cost.

The following table presents interest and dividends on investment securities (dollars in thousands):

	For the Years Ended November 30,
	2010	2009	2008
Taxable interest	$23,857	$65,959	$48,787
Tax exempt interest	2,365	2,735	2,489
Dividends	0	0	69

Total income from investment securities	$26,222	$68,694	$51,345

6.	Loan Receivables

Loan receivables consist of the following (dollars in thousands):

	November 30,
	2010	2009
Loans held for sale(1)	$788,101	$0
Loan portfolio:
Credit card loans:
Discover Card(2) (3)	44,904,267	19,826,153
Discover Business Card	252,727	404,149

Total credit card loans	45,156,994	20,230,302
Other consumer loans:
Personal loans	1,877,633	1,394,379
Federal student loans(4)	0	1,352,587
Private student loans(4)	999,322	579,679
Other	14,363	68,137

Total other consumer loans	2,891,318	3,394,782

Total loan portfolio	48,048,312	23,625,084

Total loan receivables	48,836,413	23,625,084
Allowance for loan losses	(3,304,118)	(1,757,899)

Net loan receivables	$45,532,295	$21,867,185

(1)	Amount represents the remaining federal student loans at November 30, 2010 which includes $500.2 million of student loan receivables, which, along with accrued interest of $1.2 million, are pledged as collateral against a long-term borrowing.
(2)	Amounts include $19.5 billion underlying investors’ interest in trust debt at November 30, 2010, and $14.9 billion and $9.9 billion in seller’s interest at November 30, 2010 and 2009, respectively. See Note 7: Credit Card Securitization Activities for further information.
(3)	Upon adoption of Statements No. 166 and 167, the Company consolidated $22.3 billion of securitized loan receivables, reclassified $4.6 billion from investment securities to loan receivables and recorded a $2.1 billion allowance for loan losses. See Note 2: Change in Accounting Principle for more information.
(4)	Federal student loans are guaranteed by the U.S. Department of Education. Private student loans are made directly to the student with no government guarantees.

In 2010, the Company decided to sell all of its remaining federal student loans. It sold $1.5 billion of federal student loans to the U.S. Department of Education (“DOE”) under the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”) and at November 30, 2010, had reclassified all remaining federal student loans as held for sale. As a result, the Company recorded a loss of $23.1 million as a reduction of other income to record the loans at lower of cost or market.

Also in 2010, the Company sold $48.1 million and $46.7 million of Discover business card loans and other loans, respectively, to third parties. Related to these sales, the Company charged off $25.3 million to the allowance for loan losses.

The following table provides changes in the Company’s allowance for loan losses for the years ended November 30, 2010, 2009 and 2008 (dollars in thousands):

	For the Years Ended November 30,
	2010	2009	2008
Balance at beginning of year	$1,757,899	$1,374,585	$759,925
Addition to allowance related to securitized receivables(1)	2,144,461	0	0
Additions:
Provision for loan losses	3,206,705	2,362,405	1,595,615
Deductions:
Charge-off related to loans sold	(25,342)	0	0
Charge-offs:
Discover card	(4,094,236)	(2,034,458)	(1,119,362)
Discover business card	(59,986)	(62,115)	(19,814)

Total credit card loans	(4,154,222)	(2,096,573)	(1,139,176)
Personal loans	(92,351)	(68,590)	(7,974)
Federal student loans	(719)	0	0
Private student loans	(2,783)	(468)	(8)
Other	(1,018)	(22)	(83)

Total other consumer loans	(96,871)	(69,080)	(8,065)

Total charge-offs	(4,251,093)	(2,165,653)	(1,147,241)
Recoveries:
Discover card	466,548	184,383	165,422
Discover business card	3,549	1,233	272

Total credit card loans	470,097	185,616	165,694
Personal loans	1,307	906	576
Private student loans	38	2	0
Other	46	38	16

Total other consumer loans	1,391	946	592

Total recoveries	471,488	186,562	166,286

Net charge-offs	(3,779,605)	(1,979,091)	(980,955)

Balance at end of year	$3,304,118	$1,757,899	$1,374,585

(1)	Upon adoption of Statements No. 166 and 167, the Company recorded a $2.1 billion allowance for loan losses related to newly consolidated and reclassified credit card loan receivables. See Note 2: Change in Accounting Principle for more information.

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card loans is as follows (dollars in thousands):

	For the Years Ended November 30,
	2010(1)	2009	2008
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$934,077	$465,283	$257,543
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$272,805	$176,662	$108,976

(1)	The amounts at November 30, 2010 include securitized loans as a result of the consolidation of the securitization trusts upon adoption of Statement No. 167 on December 1, 2009. See Note 2: Change in Accounting Principle for more information.

Information regarding nonaccrual, past due and restructured loan receivables is as follows (dollars in thousands):

	November 30,
	2010(1)	2009
Loans not accruing interest	$325,900	$190,086
Loans over 90 days delinquent and accruing interest	$853,757	$522,190
Restructured loans(2)	$305,344	$72,924

(1)	The amounts at November 30, 2010 include securitized loans as a result of the consolidation of the securitization trusts upon adoption of Statement No. 167 on December 1, 2009. See Note 2: Change in Accounting Principle for more information.
(2)	Restructured loans include $35.0 million and $9.7 million for the years ended November 30, 2010 and 2009, respectively, that are also included in loans over 90 days delinquent and accruing interest.

At November 30, 2010 and 2009, the Company had included $113.8 million and $28.0 million, respectively, in its allowance for loan losses for loans in its permanent workout program that were accounted for in accordance with ASC 310-40, Troubled Debt Restructuring. Interest income on these loans is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs. Additional information about loans in the Company’s permanent workout program is shown below (dollars in thousands):

	For the Years Ended November 30,
	2010(1)	2009	2008
Average recorded investment in loans	$260,251	$79,165	$47,204
Interest income recognized during the time within the period these loans were impaired(2)	$2,946	$937	$549
Gross interest income that would have been recorded in accordance with the original terms(3)	$39,917	$10,454	$6,619

(1)	The amounts at November 30, 2010 include securitized loans as a result of the consolidation of the securitization trusts upon adoption of Statement No. 167 on December 1, 2009. See Note 2: Change in Accounting Principle for more information.
(2)	The Company does not separately track interest income on loans in its permanent workout program. Amounts shown are estimated by applying an average interest rate to the average loans in the permanent workout program.
(3)	The Company does not separately track the amount of gross interest income that would have been recorded if the loans in its permanent workout programs had not been restructured and interest had instead been recorded in accordance with the original terms. Amounts shown are estimated by applying the difference between the average interest rate earned on credit card accounts and the average interest rate earned on loans in the permanent workout program to the average loans in the permanent workout program.

Geographical Distribution of Loans

The Company originates credit card and other consumer loans throughout the United States. The geographic distribution of the Company’s loan receivables was as follows (dollars in thousands):

	November 30, 2010		November 30, 2009
	$	%	$	%
California	$4,473,200	9.2%	$2,394,844	10.1%
Texas	3,848,684	7.9	1,757,449	7.4
New York	3,259,953	6.7	1,560,028	6.6
Florida	2,902,083	5.9	1,485,592	6.3
Illinois	2,747,706	5.6	1,248,441	5.3
Pennsylvania	2,540,852	5.2	1,188,116	5.0
Ohio	2,147,238	4.4	987,649	4.2
New Jersey	1,823,938	3.7	860,802	3.6
Michigan	1,555,896	3.2	768,993	3.3
Georgia	1,466,863	3.0	725,391	3.1
Other states	22,070,000	45.2	10,647,779	45.1

Total loan portfolio	$48,836,413	100.0%	$23,625,084	100.0%

7.	Credit Card Securitization Activities

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

Beginning on December 1, 2009, the Company’s securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company under ASC 810 and ASC 860. Accordingly, beginning on this date, all of the assets and liabilities of the trusts are included directly on the Company’s consolidated statement of financial condition. Trust receivables underlying third-party investors’ interests are recorded in credit card loan receivables – restricted for securitization investors, and the related debt issued by the trusts is reported in long-term borrowings – owed to securitization investors. Additionally, beginning on December 1, 2009, certain other of the Company’s retained interests in the assets of the trusts, principally consisting of investments in DCMT certificates and DCENT notes held by subsidiaries of Discover Bank, now constitute intercompany positions, which are eliminated in the preparation of the Company’s consolidated statement of financial condition. Trust receivables underlying the Company’s various retained interests, including the seller’s interest in trust receivables, are recorded in credit card loan receivables – restricted for securitization investors.

Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts’ creditors. The trusts have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash – for securitization investors. Investment of trust cash balances is limited to investments that are permitted under the governing documents of the trusts and which have maturities no later than the related date on which funds must be made available for distribution to trust investors. With the exception of the seller’s interest in trust receivables, the Company’s interests in trust assets are generally subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt. The carrying values of these restricted assets, which are presented on the Company’s statement of financial condition as relating to securitization activities, are shown in the table below (dollars in thousands):

November 30, 2010
Cash collateral accounts(1)	$459,474
Collections and interest funding accounts	904,284

Restricted cash – for securitization investors	1,363,758
Investors’ interests held by third-party investors	14,921,057
Investors’ interests held by wholly owned subsidiaries of Discover Bank	4,608,210
Seller’s interest	14,923,722

Loan receivables – restricted for securitization investors(2)	34,452,989
Allowance for loan losses allocated to securitized loan receivables(2)	2,431,399

Net loan receivables	32,021,590
Other	24,083

Carrying value of assets of consolidated variable interest entities	$33,409,431

(1)	Amount pledged as collateral against a long-term borrowing.
(2)	The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s statement of financial condition in accordance with GAAP.

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

The Company is required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest requirement. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those certificated interests held by the Company). If the level of receivables in the trust was to fall below the required minimum, the Company would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered.

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

In addition to performance measures associated with the transferred credit card loan receivables, there are other events or conditions which could trigger an early amortization event. As of November 30, 2010, no economic or other early amortization events have occurred.

The tables below provide information concerning investors’ interests and related excess spreads at November 30, 2010 (dollars in thousands):

	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$7,696,865	12
Discover Card Execution Note Trust (DiscoverSeries notes)	11,832,402	21

Total investors’ interests	$19,529,267	33

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread(1)(2)
Group excess spread percentage	13.46%
DiscoverSeries excess spread percentage	12.97%

(1)	DCMT certificates refer to the higher of Group excess spread or their applicable series excess spread (not shown) and DiscoverSeries notes refer to the higher of Group or DiscoverSeries excess spread in assessing whether an economic early amortization has been triggered.
(2)	Discount Series (DCMT 2009-SD) makes principal collections available for reallocation to other series to cover shortfalls in interest and servicing fees and to reimburse charge-offs. Three-month rolling average excess spread rates reflect the availability of these collections.

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

Key estimates and sensitivities of reported fair values of certain retained interests to immediate 10% and 20% adverse changes in those estimates were as follows (dollars in millions):

November 30, 2009
Interest-only receivable strip (carrying amount/fair value)	$118
Weighted average life (in months)	3.5
Weighted average payment rate (rate per month)	18.70%
Impact on fair value of 10% adverse change	$(4)
Impact on fair value of 20% adverse change	$(7)
Weighted average principal charge-offs (rate per annum)	9.91%
Impact on fair value of 10% adverse change	$(46)
Impact on fair value of 20% adverse change	$(81)
Weighted average discount rate (rate per annum)	16.50%
Impact on fair value of 10% adverse change	$0
Impact on fair value of 20% adverse change	$(1)
Cash collateral accounts (carrying amount/fair value)	$823
Weighted average discount rate (rate per annum)	1.99%
Impact on fair value of 10% adverse change	$(3)
Impact on fair value of 20% adverse change	$(7)
Certificated retained beneficial interests reported as available-for-sale investment securities (carrying amount/fair value)	$2,205
Weighted average discount rate (rate per annum)	6.58%
Impact on fair value of 10% adverse change	$(14)
Impact on fair value of 20% adverse change	$(27)

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

During the years ended November 30, 2009 and 2008, the Company recognized a net revaluation of its subordinated retained interests, principally the interest-only strip receivable, consisting of losses of $160.1 million and $119.3 million, respectively, in securitization income in the consolidated statements of income. Included in these amounts are $16.7 million and $71.9 million, respectively, of initial gains on new securitization transactions, net of issuance discounts, as applicable.

The following table summarizes certain cash flow information related to the securitized pool of loan receivables (dollars in millions):

	For the Years Ended November 30,
	2009	2008
Proceeds from third-party investors in new credit card securitizations	$3,543	$5,562
Proceeds from collections reinvested in previous credit card securitizations	$46,753	$57,495
Contractual servicing fees received	$490	$556
Cash flows received from retained interests	$1,980	$2,777
Purchases of previously transferred credit card receivables (securitization maturities)	$5,739	$7,739

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

The tables below present quantitative information about delinquencies, net principal charge-offs and components of managed credit card loans, which includes owned and securitized credit card loans (dollars in millions):

November 30, 2009
Loans Outstanding:
Managed credit card loans	$47,465
Less: Securitized credit card loans	27,235

Owned credit card loans	$20,230

Loans Over 30 Days Delinquent:
Managed credit card loans	$2,657
Less: Securitized credit card loans	1,540

Owned credit card loans	$1,117

For the Year Ended November 30, 2009
Average Loans:
Managed credit card loans	$48,855
Less: Securitized credit card loans	24,588

Owned credit card loans	$24,267

Net Principal Charge-offs:
Managed credit card loans	$3,907
Less: Securitized credit card loans	1,996

Owned credit card loans	$1,911

8.	Premises and Equipment

A summary of premises and equipment, net is as follows (dollars in thousands):

	November 30,
	2010	2009
Land	$41,816	$41,816
Buildings and improvements	496,352	494,511
Capitalized equipment leases	3,962	7,132
Furniture, fixtures and equipment	508,599	490,594
Software	300,018	276,298

Premises and equipment	1,350,747	1,310,351
Less: Accumulated depreciation	(647,256)	(593,295)
Less: Accumulated amortization of software	(248,877)	(223,871)

Premises and equipment held for investment, net	454,614	493,185
Premises and equipment held for sale, net(1)	6,118	6,118

Total premises and equipment, net	$460,732	$499,303

(1)	On November 12, 2009, the Company announced plans to close one of its processing centers. As such, this property was classified as held for sale, and the Company recorded a loss in 2009 of $5.6 million, which is included in other expense in the consolidated statement of income. The property was still classified as held for sale at November 30, 2010.

Depreciation expense, including amortization of assets recorded under capital leases, was $64.0 million, $72.7 million and $75.8 million for the years ended November 30, 2010, 2009 and 2008, respectively. This includes depreciation expense associated with held-for-sale property of $0.8 million for the years ended November 30, 2009 and 2008. Amortization expense on capitalized software was $25.2 million, $24.9 million and $24.7 million for the years ended November 30, 2010, 2009 and 2008, respectively.

9.	Goodwill and Intangible Assets

Goodwill

As of November 30, 2010 and 2009, the Company had goodwill of $255.4 million recorded in connection with its acquisition of PULSE in January 2005, which was allocated to the Payment Services segment. Subsequent to the acquisition date, no adjustments have been made to the Company’s goodwill balance. The Company conducted its annual goodwill impairment testing on June 1, 2010 and 2009, at which times management concluded that goodwill was not impaired.

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

The following table summarizes the Company’s intangible assets (dollars in thousands):

		November 30, 2010			November 30, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15 years	$69,400	$37,786	$31,614	$69,400	$31,431	$37,969
Trade name and other	25 years	7,700	1,368	6,332	7,700	1,060	6,640

Total amortizable intangible assets		77,100	39,154	37,946	77,100	32,491	44,609
Non-amortizable intangible assets:
Trade name	N/A	127,980	0	127,980	127,980	0	127,980
International transaction processing rights	N/A	23,047	0	23,047	23,047	0	23,047

Total non-amortizable intangible assets		151,027	0	151,027	151,027	0	151,027

Total intangible assets		$228,127	$39,154	$188,973	$228,127	$32,491	$195,636

Amortization expense related to the Company’s intangible assets was $6.7 million, $7.7 million and $7.5 million for the years ended November 30, 2010, 2009 and 2008, respectively.

The following table presents expected intangible asset amortization expense for the next five years based on intangible assets at November 30, 2010 (dollars in thousands):

Year	Amount
2011	$6,576
2012	$5,742
2013	$4,770
2014	$3,992
2015	$3,386

10.	Deposits

The Company offers its deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (IRA) certificates of deposit to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). In March 2010, the Company acquired approximately $1 billion of direct-to-consumer deposit accounts from a third party. As of November 30, 2010 and November 30, 2009, the Company had approximately $20.6 billion and $12.6 billion, respectively, of direct-to-consumer deposits and approximately $13.7 billion and $19.5 billion, respectively, of brokered deposits.

A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	November 30,
	2010	2009
Certificates of deposit in amounts less than $100,000(1)	$19,797,420	$22,587,898
Certificates of deposit from amounts of $100,000(1) to less than $250,000(1)	4,626,792	2,918,004
Certificates of deposit in amounts of $250,000(1) or greater	1,146,843	1,129,945
Savings deposits, including money market deposit accounts	8,738,784	5,392,659

Total interest-bearing deposits	$34,309,839	$32,028,506

Average annual interest rate	3.12%	3.94%

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

At November 30, 2010, certificates of deposit maturing over the next five years and thereafter were as follows (dollars in thousands):

Year	Amount
2011	$10,102,869
2012	$6,391,277
2013	$4,655,648
2014	$1,983,618
2015	$1,803,559
Thereafter	$634,084

11.	Long-Term Borrowings

Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in thousands):

	November 30, 2010		November 30, 2009
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Discover Card Master Trust I and Discover Card Execution Note Trust
Fixed rate asset-backed securities(1)	$2,598,343	5.47%	$0	0.00%	5.10% to 5.65% fixed	Various April 2011 – September 2017
Floating rate asset-backed securities(1)	10,621,057	0.75%	0	0.00%	1-month LIBOR(2) + 3 to 130 basis points	Various December 2010 – September 2015
Floating rate asset-backed securities(1)	1,250,000	0.63%	0	0.00%	3-month LIBOR(2) + 34 basis points	December 2012
Floating rate asset-backed securities and other borrowings(1)	450,000	0.98%	0	0.00%	Commercial Paper rate + 70-74 basis points	Various January 2011 – April 2013

Total Long-Term Borrowings – owed to securitization investors	14,919,400		0
Discover Financial Services (Parent Company)
Floating rate senior notes	0	0.00%	400,000	0.83%	3-month LIBOR(2) + 53 basis points	June 2010
Fixed rate senior notes due 2017
Book value	399,467	6.45%	399,385	6.45%	6.45% fixed	June 2017
Fair value adjustment(3)	(7,888)		0

Total	391,579		399,385
Fixed rate senior notes due 2019	400,000	10.25%	400,000	10.25%	10.25% fixed	July 2019
Discover Bank
Subordinated bank notes due 2019	698,382	8.70%	698,202	8.70%	8.70% fixed	November 2019
Subordinated bank notes due 2020	496,753	7.00%	0	0.00%	7.00% fixed	April 2020
Floating rate secured borrowing(4)	93,980	0.79%	528,246	0.74%	Commercial Paper rate + 50 basis points	December 2010(4)
Floating rate secured borrowing(4)	212,336	0.70%	0	0.00%	1-month LIBOR(2) + 45 basis points	December 2010(4)
Floating rate secured borrowing(5)	492,910	0.66%	0	0.00%	Commercial Paper rate + 50 basis points	August 2013(5)
Capital lease obligations	388	6.26%	2,268	6.26%	6.26% fixed	Various

Total Other Long-Term Borrowings	2,786,328		2,428,101

Total long-term borrowings	$17,705,728		$2,428,101

(1)	Upon adoption of Statements No. 166 and 167 on December 1, 2009, the Company consolidated $22.3 billion of securitized loan receivables and the related debt issued from the trusts to third-party investors. See Note 2: Change in Accounting Principle for more information. Asset-backed securities are collateralized by loan receivables as described in Note 7: Credit Card Securitization Activities.
(2)	London Interbank Offered Rate (“LIBOR”).
(3)	The Company uses interest rate swaps to hedge this long-term borrowing against changes in fair value attributable to changes in LIBOR. See Note 23: Derivatives and Hedging Activities.
(4)	This loan facility was entered into to fund cash collateral accounts, which provide credit enhancement to certain DCMT certificates. Repayment is dependent upon the available balances of the cash collateral accounts at the various maturities of underlying securitization transactions, with final maturity in December 2010. The facility has two funding agents, one of which re-priced from commercial paper conduit costs to LIBOR-based pricing effective in July 2010.
(5)	Under a program established by the U.S. Department of Education, this loan facility was entered into to fund certain federal student loans, which were held for sale at November 30, 2010. Principal and interest payments on the underlying student loans will reduce the balance of the secured borrowing over time, with final maturity in August 2013. However, upon sale of the loans, this loan facility will be repaid.

Maturities. Long-term borrowings had the following maturities at November 30, 2010 (dollars in thousands):

	Discover Financial Services (Consolidated)	Discover Financial Services (Parent Company Only)
Due in 2011	$5,132,623	$0
Due in 2012	3,325,989	0
Due in 2013	4,671,605	0
Due in 2014	989,294	0
Due in 2015	599,819	0
Thereafter	2,986,398	791,579

Total	$17,705,728	$791,579

The Company has an unsecured credit agreement that is effective through May 2012. The agreement provides for a revolving credit commitment of up to $2.4 billion (of which the Company may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). As of November 30, 2010, the Company had no outstanding balances due under the facility. The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate, LIBOR, the Euro Interbank Offered Rate or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and Tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitment may be terminated upon an event of default.

The Company also has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of November 30, 2010, the total commitment of secured credit facilities through private providers was $3.8 billion, of which $0.5 billion had been used and was included in long-term borrowings – owed to securitization investors at November 30, 2010. Access to the unused portions of the secured credit facilities expires in 2012 and 2013. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

12.	Stock-Based Compensation Plans

The Company has two stock-based compensation plans: the Discover Financial Services Omnibus Incentive Plan and the Discover Financial Services Directors’ Compensation Plan.

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

Option awards are granted with an exercise price equal to the fair market value of one share of the Company’s common stock at the date of grant; these types of awards expire ten years from the grant date and may be subject to restrictions on transfer, vesting requirements, which are set at the discretion of the Compensation Committee of the Company’s Board of Directors, or cancellation under specified circumstances. Stock awards also may be subject to similar restrictions determined at the time of grant under this plan. Certain option and stock awards provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan).

Directors’ Compensation Plan. The Discover Financial Services Directors’ Compensation Plan (the “Directors’ Compensation Plan”), which is stockholder-approved, permits the grant of RSUs to non-employee directors. The total number of units available for grant under the Directors’ Compensation Plan equals the excess, if any, of (i) 500,000 shares over (ii) the sum of (a) the number of shares subject to outstanding awards granted under the Directors’ Compensation Plan and (b) the number of shares previously issued pursuant to the Directors’ Compensation Plan. Shares of stock that are issuable pursuant to the awards granted under the Directors’ Compensation Plan may be authorized but unissued shares, treasury shares or shares that the Company acquires in the open market. Annual awards for eligible directors are calculated by dividing $125,000 by the fair market value of a share of stock on the date of grant and are subject to a restriction period whereby 100% of such units shall vest on the first anniversary of the date of grant.

Salary Paid In Shares. The Company paid a portion of certain employees’ annual base salary in shares. During the year ended November 30, 2010, a total of 454 thousand shares were granted to fund $6.8 million of salary expense. Shares were fully vested at the date of grant and were subject to transfer restrictions which lapse between June 30, 2011 and June 30, 2013 according to the salary stock grant date.

Stock-Based Compensation. The following table details the compensation cost, net of forfeitures, related to each of the above plans (dollars in thousands):

	For the Years Ended November 30,
	2010	2009	2008
Restricted stock units	$30,245	$42,733	$73,020
Salary paid in shares	6,820	0	0
Stock options	16	156	1,084

Total stock-based compensation expense	$37,081	$42,889	$74,104

Income tax benefit	$13,762	$16,006	$27,874

On July 2, 2007, the Company issued “Founder’s Grants” of RSUs to certain directors, executive officers and employees of the Company in the aggregate amount of $134.1 million, which are subject to various vesting terms of up to four years. In connection with these awards, the Company recognized expense of $8.8 million, $22.9 million and $53.2 million, net of estimated forfeitures, for the years ended November 30, 2010, 2009 and 2008, respectively.

Restricted Stock Unit Activity. The following table sets forth the activity concerning vested and unvested RSUs during the year ended November 30, 2010.

	Number of Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Restricted stock units at November 30, 2009	5,471,225	$18.70
Granted	1,353,797	$15.08
Conversions to common stock	(1,789,664)	$19.55
Forfeited	(170,424)	$15.65

Restricted stock units at November 30, 2010	4,864,934	$17.48	$88,931

The following table sets forth the activity concerning unvested RSUs during the year ended November 30, 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units at November 30, 2009(1)	4,575,914	$17.64
Granted	1,353,797	$15.08
Vested	(2,600,562)	$17.93
Forfeited	(170,424)	$15.65

Unvested restricted stock units at November 30, 2010	3,158,725	$16.41

(1)	Unvested restricted stock units represent awards where recipients have yet to satisfy either explicit vesting terms or retirement-eligibility requirements.

Compensation cost associated with restricted stock units is determined based on the number of units granted and the fair value on the date of grant. The fair value is amortized on a straight-line basis, net of estimated forfeitures over the requisite service period for each separately vesting tranche of the award. The requisite service period is generally the vesting period.

The following table summarizes the total intrinsic value of the RSUs converted to common stock and the total grant date fair value of RSUs vested (dollars in thousands):

	For the Years Ended November 30,
	2010	2009	2008
Intrinsic value of RSUs converted to common stock	$25,727	$34,868	$21,400
Grant date fair value of RSUs vested	$46,620	$64,973	$55,355
Weighted average grant date fair value of RSUs granted	$15.08	$10.36	$15.96

As of November 30, 2010, there was $16.8 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a total period of 3.4 years and a weighted average period of 1.1 years.

Stock Option Activity. The following table sets forth the activity concerning stock option activity during the year ended November 30, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at November 30, 2009	4,287,065	$19.64	3.24
Granted(1)	0
Exercised	(13,182)	$14.73
Expired	(361,484)	$21.43

Options outstanding at November 30, 2010	3,912,399	$19.49	2.52	$2,557

Vested and exercisable at November 30, 2010(2)	3,912,399	$19.49	2.52	$2,557

(1)	No stock options have been granted by the Company since its spin-off from Morgan Stanley.
(2)	Includes 111,916 shares that vested during fiscal year 2010 with a grant date fair value of $26.91.

Cash received from the exercise of stock options was $194 thousand and the income tax benefit realized from the exercise of stock options was $72 thousand for the year ended November 30, 2010.

The following table summarizes the total intrinsic value of options exercised and total fair value of options vested (dollars in thousands):

	For the Years Ended November 30,
	2010	2009	2008
Intrinsic value of options exercised	$29	$17	$733
Grant date fair value of options vested	$844	$4,245	$5,273

As of November 30, 2010, there was no unrecognized compensation cost related to non-vested stock options granted under the Company’s Omnibus Plan.

The Company utilized the Black-Scholes pricing model to estimate the fair value of each option at its date of grant. The fair value was amortized on a straight-line basis, net of estimated forfeitures, over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Since all options were granted prior to the Company’s spin-off from Morgan Stanley, the expected option life of stock options and the expected dividend yield of stock were determined based upon Morgan Stanley’s historical experience. The expected stock price volatility was determined based upon Morgan Stanley’s historical stock price data over a time period similar to the expected option life. The risk-free interest rate was based on U.S. Treasury Strips with a remaining term equal to the expected life assumed at the date of grant.

13.	Employee Benefit Plans

The Company sponsors the Discover Financial Services Pension Plan, which is a non-contributory defined benefit plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”), for eligible employees in the U.S. The Company also sponsors an unfunded supplementary plan (the “Supplemental Plan”) that covers certain executives and the Discover Financial Services 401(k) Plan (the “Discover 401(k) Plan”) for its eligible U.S. employees. However, effective December 2008, the Qualified Plan and the Supplemental Plan were amended to discontinue the accrual of future benefits.

Defined Benefit Pension and Other Postretirement Plans. The Qualified and Supplemental Plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. For the Qualified Plan, the Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). For the Supplemental Plan, the Company’s policy is to fund benefits when amounts are paid to the beneficiaries. The Company also participates in an unfunded postretirement benefit plan that provides medical and life insurance for eligible U.S. retirees and their dependents. All information related to the Qualified Plan and the Supplemental plan in this footnote is presented on an aggregate basis, unless otherwise specified.

Net Periodic Benefit Cost. Net periodic benefit cost expensed by the Company included the following components (dollars in thousands):

	Pension			Postretirement
	For the Years Ended November 30,			For the Years Ended November 30,
	2010	2009	2008	2010	2009	2008
Service cost, benefits earned during the period	$0	$1,022	$16,825	$1,056	$777	$1,075
Interest cost on projected benefit obligation	20,858	20,189	19,991	1,386	1,575	1,444
Expected return on plan assets	(23,295)	(24,107)	(24,037)	0	0	0
Net amortization	1,625	30	(2,239)	(3)	(150)	(465)
Net settlements and curtailments(1)	223	64	(38,891)	0	0	0

Net periodic benefit (income) cost	$(589)	$(2,802)	$(28,351)	$2,439	$2,202	$2,054

(1)	In December 2008, the Qualified Plan and the Supplemental Plan were amended to discontinue the accrual of future benefits. This was considered a curtailment and resulted in the acceleration of a deferred benefit that resulted from a 2004 change in the Qualified Plan.

Accumulated Other Comprehensive Income. As of November 30, 2010, pretax amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost consist of (dollars in thousands):

	Pension	Postretirement
Prior service (cost) credit	$10,619	$27
Net (loss) gain	(163,012)	5,511

Total	$(152,393)	$5,538

The estimated portion of the prior service (cost) credit and net (loss) gain above that is expected to be recognized as a component of net periodic benefit cost in 2011 is shown below (dollars in thousands):

	Pension	Postretirement
Prior service (cost) credit	$1,054	$2
Net (loss) gain	(2,417)	200

Total	$(1,363)	$202

Benefit Obligations and Funded Status. The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets as well as a summary of the Company’s funded status (dollars in thousands):

	Pension		Postretirement
	For the Years Ended November 30,		For the Years Ended November 30,
	2010	2009	2010	2009
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$359,167	$256,414	$24,360	$20,404
Service cost	0	6,430	1,055	1,169
Interest cost	20,858	20,189	1,386	1,575
Actuarial (gain) loss	20,994	101,410	(3,725)	2,740
Settlements	(826)	(204)	0	0
Plan amendments(1)	(10,882)	0	0	0
Benefits paid	(13,020)	(25,072)	(1,209)	(1,528)

Benefit obligation at end of year	$376,291	$359,167	$21,867	$24,360

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$305,634	$324,637	$0	$0
Actual return on plan assets	28,374	6,069	0	0
Employer contributions	826	204	1,209	1,528
Settlements	(826)	(204)	0	0
Benefits paid	(13,020)	(25,072)	(1,209)	(1,528)

Fair value of plan assets at end of year	$320,988	$305,634	$0	$0

Funded status (recorded in accrued expenses and other liabilities)	$(55,303)	$(53,533)	$(21,867)	$(24,360)

(1)	In 2010, the Qualified Plan amended the basis used in computing lump sum benefits. The Plan formerly used the rate of interest on 30-year Treasury securities, which was subsequently changed to the rate of interest based on the corporate bond yield curve.

Assumptions. The following table presents the assumptions used to determine benefit obligations:

	Pension		Postretirement
	For the Years Ended November 30,		For the Years Ended November 30,
	2010	2009	2010	2009
Discount rate	5.64%	5.92%	5.64%	5.92%

The following table presents the assumptions used to determine net periodic benefit cost:

	Pension			Postretirement
	For the Years Ended November 30,			For the Years Ended November 30,
	2010	2009	2008	2010	2009	2008
Discount rate	5.92%	8.08%	6.36%	5.92%	8.08%	6.36%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%	N/A	N/A	N/A
Rate of future compensation increases	N/A	N/A	4.53%	N/A	N/A	N/A

For the Qualified Plan, the expected long-term rate of return on plan assets was estimated by computing a weighted average return of the underlying long-term expected returns on the different asset classes, based on the target asset allocations. Asset class return assumptions are created by integrating information on past capital market performance, current levels of key economic indicators, and the market insights of investment professionals. Individual asset classes are analyzed as part of a larger system, acknowledging both the interaction between asset classes and the influence of larger macroeconomic variables such as inflation and economic growth on the entire structure of capital markets. Medium and long-term economic outlooks for the U.S. and other major industrial economies are forecast in order to understand the range of possible economic scenarios and evaluate their likelihood. Historical relationships between key economic variables and asset class performance patterns are analyzed using empirical models. Finally, comprehensive asset class performance projections are created by blending descriptive asset class characteristics with capital market insight and the initial economic analyses. The expected long-term return on plan assets is a long-term assumption that generally is expected to remain the same from one year to the next but is adjusted when there is a significant change in the target asset allocation, the fees and expenses paid by the plan.

The following table presents assumed health care cost trend rates used to determine the postretirement benefit obligations:

	For the Years Ended November 30,
	2010	2009
Health care cost trend rate assumed for next year:
Medical	7.00% – 7.70%	7.00% – 7.90%
Prescription	9.20%	9.60%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plans. As of November 30, 2010, a one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$32	$(12)
Effect on postretirement benefit obligation	$194	$(170)

Qualified Plan Assets. The targeted asset allocation for 2011 by asset class was 35%, 65% and 0% for equity securities, fixed income securities and other investments, respectively. The asset allocation for the Qualified Plan at November 30, 2009 was 60% for fixed income securities, 38% for equity securities and 2% for other securities.

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

Fair Value Measurements. The Qualified Plan’s assets are stated at fair value. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available. If a quoted market price is not available, the estimate of the fair value is based on the best information available in the circumstances. The table below presents information about the Qualified Plan assets and indicates the level within the fair value hierarchy, as defined by ASC 820, with which each item is associated. For a description of the fair value hierarchy, see Note 22: Fair Value Disclosures. (Dollars in thousands):

	For the Year Ended November 30, 2010
	Level 1	Level 2	Level 3	Total	Asset Allocation
Long-duration U.S. fixed income fund	$0	$205,695	$0	$205,695	64%
Registered Investment Company – International equity fund	19,400	0	0	19,400	6%
Common Collective Trusts:
International equity fund	0	18,062	0	18,062	6%
Domestic large cap equity fund	0	68,624	0	68,624	21%
Domestic small cap equity fund	0	9,207	0	9,207	3%

Total	$19,400	$301,588	$0	$320,988	100%

The investments that are categorized as Level 2 assets primarily consist of common collective trusts, and group annuity contract consisting of a domestic equity fund and a stable value product. The common collective trusts and the domestic equity fund are public investment vehicles valued using the Net Asset Value (“NAV”) provided by the administrator of the fund. The NAV is quoted on a private market that is not active; however, the unit price is based on underlying investments that are traded on an active market. The fair value of the stable value product is calculated as the present value of future cash flows.

Cash Flows. The Company expects to contribute approximately $1.5 million to its postretirement benefit plans for 2011.

Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five years and in aggregate for the years thereafter are as follows (dollars in thousands):

	Pension	Postretirement
2011	$11,805	$1,469
2012	$12,233	$1,520
2013	$12,699	$1,575
2014	$13,224	$1,607
2015	$13,739	$1,653
Following five years thereafter	$84,964	$9,658

Discover 401(k) Awards. Under the Discover 401(k) Plan, eligible U.S. employees of the Company receive 401(k) matching contributions. Effective January 1, 2009, eligible employees also receive fixed employer contributions and, if eligible, employer transition credit contributions. The pretax expense associated with the 401(k) match for the years ended November 30, 2010, 2009 and 2008 was $31.7 million, $33.7 million and $15.4 million, respectively.

14.	Common and Preferred Stock

On March 13, 2009, the Company issued and sold to the United States Department of the Treasury (the “U.S. Treasury”) under the Capital Purchase Program (i) 1,224,558 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “senior preferred stock”) and (ii) a ten-year warrant to purchase 20,500,413 shares of the Company’s common stock, par value $0.01 per share, (the “warrant”) for an aggregate purchase price of $1.225 billion. The senior preferred stock paid a cumulative dividend rate of 5% per year for the first five years. The warrant had a 10-year term and was immediately exercisable upon issuance, with an exercise price equal to $8.96 per share of common stock. Of the aggregate amount of $1.225 billion received, approximately $1.15 billion was attributable to the senior preferred stock and approximately $75 million was attributable to the warrant, based on the relative fair values of these instruments on the date of issuance. The value of the warrant was initially scheduled to accrete over a period of five years through a reduction to retained earnings on an effective yield basis. The Company used a discounted cash flow analysis to determine the fair value of the senior preferred stock, which included the following key assumptions: (i) a discount rate of 15%, (ii) a dividend rate for the first five years of 5% and (iii) a dividend rate after five years of 9%. The

Company used a binomial lattice model to determine the fair value of the warrant, which included the following key assumptions: (i) volatility of 50%, (ii) an exercise price of $8.96, (iii) a dividend yield of 2.57% and (iv) the ten-year risk-free rate of 3.5%. The resulting fair values of the preferred stock and stock warrants were used to allocate the aggregate purchase price of $1.225 billion on a pro rata basis. The Company used the effective interest rate method to amortize the discount and the senior preferred stock.

On April 21, 2010, the Company completed the repurchase of all the outstanding shares of the senior preferred stock for $1.2 billion, at which time the Company also accelerated the accretion of the remaining discount on the senior preferred stock of $61 million. On July 7, 2010, the Company repurchased the warrant from the U.S Treasury for $172 million.

During the year ended November 30, 2009, the Company raised approximately $534 million in capital through the issuance of 60,054,055 shares of common stock, par value of $0.01, at a public offering price of $9.25 per share ($8.89 per share net of underwriter discounts and commissions). This included 6,000,000 shares sold pursuant to the over-allotment option granted to the underwriters.

15.	Changes in Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Adjustments Related to Pension and Other Post Retirement Benefits	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at November 30, 2007	$(3,061)	$48,358	$(13,265)	$0	$32,032
Net unrealized losses on investment securities, net of tax benefit of $29,124(1)	(50,158)	0	0	0	(50,158)
Foreign currency translation, net of tax(2)	0	(21,282)	0	0	(21,282)
Realization of foreign currency translation upon sale of Goldfish business	0	(27,076)	0	0	(27,076)
Amortization of losses related to pension and postretirement benefits, net of tax(3)	0	0	146	0	146

Balance at November 30, 2008	(53,219)	0	(13,119)	0	(66,338)
Net unrealized losses on investment securities, net of tax benefit of $5,594(1)	(8,527)	0	0	0	(8,527)
Amortization of losses related to pension and postretirement benefits, net of tax benefit of $46,335(3)	0	0	(79,953)	0	(79,953)

Balance at November 30, 2009	(61,746)	0	(93,072)	0	(154,818)
Adoption of ASC 810 (FASB Statement No. 167), net of tax expense of $46,470	78,561	0	0	0	78,561
Net unrealized losses on investment securities, net of tax benefit of $2,493(1)	(4,213)	0	0	0	(4,213)
Net unrealized gain reversed upon the liquidation of an investment security, net of tax benefit of $2,774(1)	(4,681)	0	0	0	(4,681)
Amortization of gains related to pension and postretirement benefits, net of tax(3)	0	0	78	0	78
Unrealized gains on cash flow hedges, net of tax expense of $1,497(4)	0	0	0	2,525	2,525

Balance at November 30, 2010	$7,921	$0	$(92,994)	$2,525	$(82,548)

(1)	Represents the difference between the fair value and amortized cost of available-for-sale investment securities.
(2)	Represents translation gains and losses relating to the Company’s Goldfish business resulting from the change in exchange rates, primarily of the British pound, and the related tax effects.
(3)	Represents amortization of losses related to pension and postretirement benefits in accordance with ASC 715-30-25.
(4)	Represents unrealized gains (losses) related to effective portion of cash flow hedges.

16.	Other Income and Other Expense

Income from fee products includes the following components (dollars in thousands):

	For the Years Ended November 30,
	2010(1)	2009	2008
Debt deferment/debt cancellation	$234,158	$125,621	$93,835
Identity theft protection	99,873	92,557	80,840
Other fee products	78,466	76,888	75,130

Total fee products	$412,497	$295,066	$249,805

(1)	The amounts at November 30, 2010 include income from securitized loans as a result of the consolidation of the securitization trusts upon adoption of Statement No. 167 on December 1, 2009. See Note 2: Change in Accounting Principle for more information.

Total other income includes the following components (dollars in thousands):

	For the Years Ended November 30,
	2010	2009	2008
Royalty and licensee revenue	$70,645	$72,636	$27,605
Gain from sales of merchant contracts	13,688	17,511	34,324
Referral of declined applications	4,982	12,954	27,061
Charge related to loans sold and held for sale	(23,307)	0	0
Other income	23,800	35,701	49,991

Total other income	$89,808	$138,802	$138,981

Total other expense includes the following components (dollars in thousands):

	For the Years Ended November 30,
	2010	2009	2008
Postage	$82,951	$92,914	$100,221
Fraud losses	43,948	58,383	74,448
Supplies	19,852	23,313	27,200
Credit bureau inquiry fees	14,218	16,923	19,550
Other expense	84,928	142,300	72,264

Total other expense	$245,897	$333,833	$293,683

17.	Income Taxes

Income tax expense consisted of the following (dollars in thousands):

	For the Years Ended November 30,
	2010	2009	2008
Current:
U.S. federal	$320,739	$759,683	$820,180
U.S. state and local	68,313	143,610	67,696
International	2,438	3,415	907

Total	391,490	906,708	888,783
Deferred:
U.S. federal	107,720	(50,110)	(268,785)
U.S. state and local	4,861	(11,612)	(25,306)
International	0	(273)	0

Total	112,581	(61,995)	(294,091)

Income tax expense	$504,071	$844,713	$594,692

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended November 30,
	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes and other, net of U.S. federal income tax benefits	4.1	4.1	2.5
Valuation allowance – capital loss	0.0	1.1	0.0
State examinations and settlements	0.0	0.0	(0.9)
Other	0.6	(0.4)	(0.7)

Effective income tax rate	39.7%	39.8%	35.9%

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

	November 30,
	2010	2009
Deferred tax assets:
Allowance for loan losses(1)	$1,264,069	$703,563
Compensation and benefits	67,263	68,219
Unrealized gains/losses	0	72,585
Customer fees and rewards	126,197	51,123
State income taxes	75,503	0
Other	76,030	126,705

Total deferred tax assets before valuation allowance	1,609,062	1,022,195
Valuation allowance	(22,876)	(24,545)

Total deferred tax assets (net of valuation allowance)	1,586,186	997,650
Deferred tax liabilities:
Depreciation and software amortization	(41,550)	(48,421)
Securitizations	0	(45,209)
Unrealized gains/losses	(2,393)	0
Unearned income	(33,386)	(41,593)
Other	(39,652)	(72,900)

Total deferred tax liabilities	(116,981)	(208,123)

Net deferred tax assets	$1,469,205	$789,527

(1)	The amount at November 30, 2010 includes deferred tax assets related to the allowance for loan losses on securitized loans as a result of the consolidation of the securitization trusts upon adoption of Statements No. 166 and 167 on December 1, 2009. See Note 2: Change in Accounting Principle for more information.

Included in other deferred tax assets at November 30, 2010, is a $62.6 million capital loss carryforward for U.S. federal income tax purposes with a tax benefit of $21.9 million that expires in 2013 and capital loss carryforwards for state purposes with a tax benefit of $1.0 million that expire between 2013 and 2023. These deferred tax assets were created in connection with the sale of the Goldfish business in March 2008. In 2009, the Company concluded there was no prudent or feasible tax planning strategy that would allow it to realize the benefits of substantially all the federal and state capital losses within the carryforward period. As a result, the Company recorded a full valuation allowance against these deferred tax assets in 2009. In 2010, the capital loss was revalued based on a change in estimate related to capital gains generated in prior years.

A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in thousands):

	For the Years Ended November 30,
	2010	2009	2008
Balance at beginning of period	$305,721	$285,619	$248,368
Additions:
Current year tax positions	10,016	41,943	20,270
Prior year tax positions	134,420	32,089	33,597
Reductions:
Prior year tax positions	(68,843)	(19,719)	(12,696)
Settlements with taxing authorities	(6,786)	(32,508)	(2,364)
Expired statute of limitations	(1,273)	(1,703)	(1,556)

Balance at end of period(1)	$373,255	$305,721	$285,619

(1)	For the years ended November 30, 2010, 2009 and 2008, the balance at end of period included $100.2 million, $81.9 million and $65.8 million, respectively, of unrecognized tax benefits, which, if recognized, would favorably affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended November 30, 2010, 2009 and 2008, the Company recognized $29.8 million, $8.9 million and $13.7 million, respectively, of interest and penalties in the consolidated statement of income related to unrecognized tax benefits. The Company has $68.3 million and $38.5 million accrued in the consolidated statement of financial position for the payment of interest and penalties related to unrecognized tax benefits as of November 30, 2010 and 2009, respectively. The changes primarily relate to the revaluation of existing federal and state tax issues.

The Company is under continuous examination by the IRS and the tax authorities for various states. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1999 through 2005, which is in IRS administrative appeals. The Company is being audited for tax years 2006 through June 30, 2007 (the approximate date of our spin-off from Morgan Stanley), which commenced in November 2010. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. As part of its audit of 1999 through 2005, the IRS has proposed additional tax assessments. In August 2010, the Company filed an appeal with the IRS to protest the proposed adjustments. The Company does not anticipate that resolution of this matter will occur within the next twelve months as it is in the preliminary stage. Due to the uncertainty of the outcome of the appeal, the Company is unable to determine if the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. However, the Company believes that its reserve is sufficient to cover any penalties and interest that would result in an increase in federal taxes due.

18.	Earnings Per Share

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

The following table presents the calculation of basic and diluted EPS (dollars in thousands, except per share amounts):

	For the Years Ended November 30,
	2010	2009	2008
Numerator:
Income from continuing operations	$764,788	$1,276,185	$1,062,913
Preferred stock dividends	(23,811)	(43,880)	0
Preferred stock discount accretion	(66,492)	(9,375)	0
Loss from discontinued operations, net of tax	0	0	(135,163)

Net income available to common stockholders	674,485	1,222,930	927,750
Income allocated to participating securities	(6,547)	(15,965)	(17,240)

Net income allocated to common stockholders	$667,938	$1,206,965	$910,510

Denominator:
Weighted average shares of common stock outstanding	544,058	504,550	479,335
Effect of dilutive common stock equivalents	4,702	3,357	22

Weighted average shares of common stock outstanding and common stock equivalents	548,760	507,907	479,357
Basic earnings per share:
Income from continuing operations	$1.23	$2.39	$2.18
Loss from discontinued operations, net of tax	0	0	(0.28)

Net income available to common stockholders	$1.23	$2.39	$1.90

Diluted earnings per share:
Income from continuing operations	$1.22	$2.38	$2.18
Loss from discontinued operations, net of tax	0	0	(0.28)

Net income available to common stockholders	$1.22	$2.38	$1.90

The following securities were considered anti-dilutive and therefore were excluded from the computation of diluted EPS (shares in thousands):

	For the Years Ended, November, 30,
	2010	2009	2008
Unexercised stock options	3,398	4,385	4,241

19.	Capital Adequacy

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of November 30, 2010, the Company and the Bank met all capital adequacy requirements to which they were subject.

Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of November 30, 2010, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.

The following table shows the actual capital amounts and ratios of the Company and the Bank as of November 30, 2010 and 2009 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in thousands):

	Actual		Minimum Capital Requirements			Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio
November 30, 2010(1):
Total risk-based capital (to risk-weighted assets)
Discover Financial Services	$7,946,619	15.9%	$3,989,689	≥	8.0%	$4,987,111	≥	10.0%
Discover Bank	$7,817,205	15.9%	$3,923,344	≥	8.0%	$4,904,180	≥	10.0%
Tier I capital (to risk-weighted assets)
Discover Financial Services	$6,095,000	12.2%	$1,994,844	≥	4.0%	$2,992,266	≥	6.0%
Discover Bank	$5,975,824	12.2%	$1,961,672	≥	4.0%	$2,942,508	≥	6.0%
Tier I capital (to average assets)
Discover Financial Services	$6,095,000	9.9%	$2,464,324	≥	4.0%	$3,080,406	≥	5.0%
Discover Bank	$5,975,824	9.8%	$2,431,610	≥	4.0%	$3,039,512	≥	5.0%
November 30, 2009:
Total risk-based capital (to risk-weighted assets)
Discover Financial Services	$9,516,965	17.9%	$4,262,230	≥	8.0%	$5,327,788	≥	10.0%
Discover Bank	$8,210,450	15.8%	$4,168,103	≥	8.0%	$5,210,129	≥	10.0%
Tier I capital (to risk-weighted assets)
Discover Financial Services	$8,139,309	15.3%	$2,131,115	≥	4.0%	$3,196,673	≥	6.0%
Discover Bank	$6,572,320	12.6%	$2,084,052	≥	4.0%	$3,126,077	≥	6.0%
Tier I capital (to average assets)
Discover Financial Services	$8,139,309	18.1%	$1,798,937	≥	4.0%	$2,248,672	≥	5.0%
Discover Bank	$6,572,320	15.9%	$1,657,397	≥	4.0%	$2,071,746	≥	5.0%

(1)	Upon adoption of Statements No. 166 and 167 on December 1, 2009, the Company recorded a $1.4 billion reduction to retained earnings, which reduced total capital and Tier 1 capital by the same amount, and a $21.1 billion increase to total assets, which impacted average assets. See Note 2: Change in Accounting Principle for more information. Risk-weighted assets were not significantly impacted by the adoption of Statements No. 166 and 167 as the Company began including securitized assets in its risk-weighted asset calculation beginning in the third quarter 2009 due to actions it took to adjust the credit enhancement structure of the securitization trusts.

The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. In the years ended November 30, 2010, 2009 and 2008, Discover Bank paid dividends of $125 million, $0 and $95 million, respectively, to the Company.

20.	Commitments, Contingencies and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2018. At November 30, 2010, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in thousands):

	Capitalized Leases	Operating Leases
2011	$395	$5,843
2012	0	6,362
2013	0	4,854
2014	0	4,797
2015	0	4,935
Thereafter	0	12,093

Total minimum lease payments	395	$38,884

Less: Amount representing interest	7

Present value of net minimum lease payments	$388

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense under operating lease agreements, which considers contractual escalations, was $14.2 million, $15.0 million and $15.1 million for the years ended November 30, 2010, 2009 and 2008, respectively.

Unused commitments to extend credit. At November 30, 2010, the Company had unused commitments to extend credit for consumer and commercial loans of approximately $165 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other consumer loan products, provided there is no violation of conditions in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.

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

The maximum potential amount of future payments related to such contingent obligations is dependent upon the transaction volume processed between the time a counterparty defaults on its settlement and the time at which the Company disables the settlement of any further transactions for the defaulting party, which could be up to one month depending on the type of guarantee/counterparty. However, there is no limitation on the maximum amount the Company may be liable to pay. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. While the Company has some contractual remedies to offset these counterparty settlement exposures (such as letters of credit or pledged deposits), in the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees, based on historical transaction volume of up to one month, would be as follows:

For the Year Ended November 30, 2010
Diners Club:
Merchant guarantee (in millions)	$224
PULSE:
ATM guarantee (in thousands)	$910

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of November 30, 2010, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of November 30, 2010, the Company had not recorded any contingent liability in the consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.

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

The maximum potential amount of future payments related to such contingent obligations is estimated to be the portion of the total Discover Network transaction volume processed to date for which timely and valid disputes may be raised under applicable law and relevant issuer and customer agreements. There is no limitation on the maximum amount the Company may be liable to pay. However, the Company believes that such amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Years Ended November 30,
	2010	2009	2008
Losses related to merchant chargebacks (in thousands)	$2,331	$5,836	$10,459
Aggregate transaction volume (in millions)(1)	$99,838	$93,257	$98,726

(1)	Represents period transactions processed on the Discover Network to which a potential liability exists which, in aggregate, can differ from credit card sales volume.

The Company has not recorded any contingent liability in the consolidated financial statements related to merchant chargeback guarantees at November 30, 2010 and November 30, 2009. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition (in thousands):

	November 30,
	2010	2009
Settlement withholdings and escrow deposits	$30,483	$38,129

21.	Litigation

In the normal course of business, from time to time, the Company has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and the Company’s exposure to, litigation, but there can be no assurance that the Company will continue to be successful in enforcing its arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause the Company to discontinue their use, and there are bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses. Further, the Company is involved in pending legal actions challenging its arbitration clause. The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, accounting, tax and operational matters, some of which may result in adverse judgments, settlements, fines, penalties, injunctions, or other relief. For example, the Company received a notice of proposed assessment from the IRS related to its audit of our 1999-2005 tax years as further discussed in Note 17: Income Taxes. Litigation and regulatory actions could also adversely affect the reputation of the Company.

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

Bennett et al. v. Discover Card. On November 16, 2010, a putative class action lawsuit was filed against the Company by a cardmember in the U.S. District Court for the Southern District of California (Michele Bennett et al. v. Discover Card, a/k/a DFS Services LLC). The plaintiff alleges that the Company contacted her, and members of the putative class, on their cellular telephones without their express consent in violation of the Telephone Consumer Protection Act (“TCPA”). The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). Plaintiff seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs and injunctive relief. The Company will seek to vigorously defend all claims asserted against it. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter.

Payment Protection Cases. On December 6, 2010, the Attorney General for the State of Minnesota filed a lawsuit against the Company in the District Court for Hennepin County, Minnesota (Minnesota v. Discover Financial Services, Discover Bank and DFS Services, LLC). The lawsuit challenges the Company’s enrollment of Discover cardmembers in its various fee based products under Minnesota law. The remedies sought in the lawsuit include an injunction prohibiting the Company from engaging in the alleged violations, restitution for all persons allegedly injured by the complained of practices, civil penalties and costs. The Company will seek to vigorously defend all claims asserted against it. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter.

As of November 30, 2010, there were four putative class action cases pending in relation to the sale of the Company’s payment protection fee product. The cases were filed (all in United States District Courts) on July 8, 2010 in the Northern District of California (Walker, et al. v. DFS, Inc. and Discover Bank; subsequently transferred to the Northern District of Illinois); July 16, 2010 in the Central District of California (Conroy v. Discover Financial Services and Discover Bank); October 22, 2010 in the District of South Carolina (Alexander v. Discover Financial Services, Inc.; DFS Services, LLC; Discover Bank; and Morgan Stanley); and November 5, 2010 in the Northern District of Illinois (Callahan v. Discover Financial Services, Inc. and Discover Bank). Subsequent to November 30, 2010, two additional cases were filed on December 17, 2010 in the Western District of Tennessee (Sack v. DFS Services, LLC; Discover Financial Services, Inc.; and Discover Bank) and January 14, 2011 in the Eastern District of Pennsylvania (Boyce v. DFS Services LLC; Discover Financial Services Inc.; Discover Bank). Each of these lawsuits challenges the Company’s marketing practices with respect to its payment protection fee product to its cardmembers under various state laws and the Truth in Lending Act. The plaintiffs seek monetary remedies including unspecified damages and restitution, attorneys’ fees and costs, and various forms of injunctive relief including an order rescinding the payment protection fee product enrollments of all class members. The Company will seek to vigorously defend all claims asserted against it. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter.

Morgan Stanley Special Dividend Agreement. The Company filed a lawsuit captioned Discover Financial Services, Inc. v. Visa USA Inc., MasterCard Inc. et al. in the U.S. District Court for the Southern District of New York on October 4, 2004. Through this lawsuit the Company sought to recover substantial damages and other appropriate relief in connection with Visa’s and MasterCard’s illegal anticompetitive practices that, among other things, foreclosed the Company from the credit and debit network services markets. The Company executed an agreement to settle the lawsuit with MasterCard and Visa for up to $2.75 billion on October 27, 2008, which became effective on November 4, 2008 upon receipt of the approval of Visa’s Class B shareholders. At the time of the Company’s 2007 spin-off from Morgan Stanley, the Company entered into an agreement with Morgan Stanley regarding the manner in which the antitrust case against Visa and MasterCard was to be pursued and settled, and how proceeds of the litigation were to be shared (the “Special Dividend Agreement”).

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

Subsequent to a ruling by the New York State Court, the Company estimated that the amount that was probable it would owe to Morgan Stanley was $837.7 million as of November 30, 2009. Of this amount, $808.8 million was recorded as Special dividend – Morgan Stanley in liabilities on the statement of financial condition with an offset to retained earnings and $28.9 million of interest related to delayed payment was recorded in other expense. On February 11, 2010, the Company entered into a Settlement Agreement and Mutual Release with Morgan Stanley, in which each party released and discharged the other party from claims related to the sharing of proceeds from the antitrust suit against Visa and MasterCard. On the same day, the Company entered into a First Amendment to the Separation and Distribution Agreement dated as of June 29, 2007 (the “First Amendment”) with Morgan Stanley. The First Amendment provides that payments that Morgan Stanley receives from the Company in connection with the settlement of the antitrust litigation with Visa and MasterCard shall not exceed a total of $775 million, inclusive of any accrued and unpaid interest and fees under the agreement. In addition, on the same day, the Company paid Morgan Stanley $775 million from restricted cash held in an escrow account in complete satisfaction of its obligations under the Special Dividend Agreement.

Upon payment of the $775 million on February 11, 2010, the Company reversed the $28.9 million that had been recorded in other expense in the fourth quarter 2009 and recorded a reduction to the liability attributable to the special dividend from $808.8 million to $775 million with an offsetting increase to retained earnings.

22.	Fair Value Disclosures

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

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	November 30, 2010		November 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$5,098,733	$5,098,733	$13,020,719	$13,020,719
Restricted cash – special dividend escrow	$0	$0	$643,311	$643,311
Restricted cash – for securitization investors(1)	$1,363,758	$1,363,758	$0	$0
Other short-term investments	$375,000	$375,000	$1,350,000	$1,350,000
Investment securities:
Available-for-sale(1)	$5,002,579	$5,002,579	$2,645,481	$2,645,481
Held-to-maturity(1)	$72,816	$70,195	$2,389,816	$1,953,990
Net loan receivables(1)	$45,532,295	$45,835,543	$21,867,185	$21,984,317
Amounts due from asset securitization(1)	$0	$0	$1,692,051	$1,692,051
Derivative financial instruments	$4,995	$4,995	$1,369	$1,369
Financial Liabilities
Deposits	$34,413,383	$35,500,526	$32,093,012	$33,139,823
Long-term borrowings – owed to securitization investors(1)	$14,919,400	$15,148,534	$0	$0
Other long-term borrowings	$2,786,328	$3,118,967	$2,428,101	$2,524,320
Derivative financial instruments	$6,594	$6,594	$0	$0

(1)	Upon adoption of Statements No. 166 and 167 on December 1, 2009, the Company consolidated the securitization trusts. Loan receivables increased by the amount of securitized loans and long-term borrowings increased by the amount of debt issued from the trusts to third-party investors. Furthermore, applicable amounts of held-to-maturity and available-for-sale investment securities were reclassified to loan receivables, while amounts recorded as due from asset securitization were either reclassified or reversed. See Note 2: Change in Accounting Principle for more information.

Fair Value of Assets and Liabilities Held at November 30, 2010. Below are descriptions of the techniques used to estimate the fair value of financial instruments on the Company’s statement of financial condition as of November 30, 2010.

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

Available-for-sale investment securities. Investment securities classified as available-for-sale consist of credit card asset-backed securities issued by other financial institutions, U.S. Treasury and government agency securities, corporate debt securities, and, until August 2010, asset-backed commercial paper notes. The fair value for the U.S. Treasury and government agency securities are valued using estimated fair values based on quoted market prices for the same or similar securities. The fair value estimation techniques for the credit card asset-backed securities issued by other financial institutions and corporate debt securities are discussed below.

Held-to-maturity investment securities. Held-to-maturity investment securities are generally valued using the estimated fair values based on quoted market prices for the same or similar securities.

Net loan receivables. The Company’s loan receivables include credit card and installment loans to consumers and credit card loans to businesses. To estimate the fair value of loan receivables, loans are aggregated into pools of similar loan types, characteristics and expected repayment terms. The fair values of the loans are estimated by discounting expected future cash flows using rates at which similar loans could be made under current market conditions.

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

Long-term borrowings – owed to securitization investors. Fair values of long-term borrowings owed to securitization investors are determined utilizing quoted market prices of the same transactions.

Other long-term borrowings. Fair values of other long-term borrowings are determined utilizing current observable market prices for those transactions, if available. If there are no observable market transactions, then fair values are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar credit risks, remaining maturities and repricing terms.

Derivative financial instruments. The Company’s derivative financial instruments consist of interest rate swaps and foreign currency forward contracts. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and option volatility. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. See Note 23: Derivatives and Hedging Activities for more information.

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

Held-to-maturity investment securities. The estimated fair values of certain certificated subordinated interests issued by DCENT and DCMT were derived utilizing a discounted cash flow analysis, where estimated contractual principal and interest cash flows were discounted at market rates for comparable transactions, if available. If there was little or no market activity on which to conclude an appropriate discount rate for similarly rated instruments, the discount rate was interpolated from recent pricing observed on similar asset classes, adjusted for incremental credit risk, liquidity risk, or both, to reflect, for example, the risk related to the lower rating on the instrument being valued than that which was observed. A substantial portion of these investment securities were zero coupon certificated retained interests in DCENT and DCMT, and as such, the aggregate carrying value, or amortized cost, exceeded fair value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis. ASC 820 defines fair value, establishes a fair value hierarchy that distinguishes between valuations that are based on observable inputs from those based on unobservable inputs, and requires certain disclosures about those measurements. In general, fair values determined by Level 1 inputs are defined as those that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs are those that utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active or inactive markets, quoted prices for the identical assets in an inactive market, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company evaluates factors such as the frequency of transactions, the size of the bid-ask spread and the significance of adjustments made when considering transactions involving similar assets or liabilities to assess the relevance of those observed prices. If relevant and observable prices are available, the fair values of the related assets or liabilities would be classified as Level 2. Fair values determined by Level 3 inputs are those based on unobservable inputs, and include situations where there is little, if any, market activity for the asset or liability being valued. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company may utilize both observable and unobservable inputs in determining the fair values of financial instruments classified within the Level 3 category. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and involves consideration of factors specific to the asset or liability. Also, the FASB clarified in ASC 820-10-35 that it is not appropriate to automatically conclude that any transaction price in an inactive market is determinable of fair value and, thus, the use of Level 3 inputs may result in fair value estimates that are more reliable than those that would be indicated by the use of observable prices in a market that is not active.

The table below presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at November 30, 2010, and indicates the level within the fair value hierarchy with which each of those items is associated (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at November 30, 2010
Assets
U.S Treasury securities	$1,574,853	$0	$0	$1,574,853
U.S government agency securities	1,888,701	0	0	1,888,701
Credit card asset-backed securities of other issuers	0	1,031,112	0	1,031,112
Corporate debt securities	0	507,896	0	507,896
Equity securities	0	0	17	17

Available-for-sale investment securities	$3,463,554	$1,539,008	$17	$5,002,579
Derivative financial instruments	$0	$4,995	$0	$4,995
Liabilities
Derivative financial instruments	$0	$6,594	$0	$6,594
Balance at November 30, 2009
Assets
Available-for-sale investment securities	$15	$0	$2,645,466	$2,645,481
Amounts due from asset securitization(1)	$0	$0	$940,164	$940,164
Derivative financial instruments	$0	$1,369	$0	$1,369

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.

At November 30, 2010, amounts reported in credit card asset-backed securities issued by other institutions reflected senior-rated Class A securities having a par value of $936 million and more junior-rated Class B and Class C securities with par values of $50 million and $40 million, respectively. The Class A securities had a weighted-average coupon of 2.33% and a weighted-average remaining maturity of 9.1 months, the Class B, 0.59% and 17.6 months, respectively, and the Class C, 0.72% and 13.4 months, respectively. The underlying loans for these securities are predominantly prime general-purpose credit card loan receivables. Amounts reported in corporate debt securities reflected AAA-rated corporate debt obligations issued under the Temporary Liquidity Guarantee Program (“TLGP”) that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with a par value of $495 million, a weighted-average coupon of 2.42% and a weighted-average remaining maturity of 17.7 months.

The Company utilizes an external pricing source for the reported fair value of these securities. Regarding the corporate debt obligations issued under TLGP, fair values estimates are derived utilizing a spread relative to an underlying benchmark curve which reflects the terms and conditions of specific instruments being valued. Regarding credit card asset-backed securities, the expected cash flow models used by the pricing service utilize observable market data to the extent available and other valuation inputs such as benchmark yields, reported trades, broker quotes, issuer spreads, bids and offers, the priority of which may vary based on availability of information. The Company assesses the reasonableness of the price quotations received from the external pricing source by reference to indicative pricing from another independent, nationally recognized provider of capital markets information.

At November 30, 2009, the amount reported in asset-backed commercial paper notes included in available-for-sale investment securities was related to mortgage-backed commercial paper notes of Golden Key U.S. LLC. At that time, the estimated fair value reflected an estimate of the market value of those assets held by the issuer, which was primarily reliant upon unobservable data as the market for mortgage-backed securities had continued to experience significant disruption. The collateral supporting these notes was liquidated during the third quarter of 2010. See Note 5: Investment Securities for further discussion of this investment.

The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis. Net transfers into and/or out of Level 3 are presented using beginning of the period fair values excluding purchases and other settlements. The Company had no significant transfers between Levels 1, 2 or 3 during the second, third or fourth quarters of 2010, the effective periods for the new disclosure requirements prescribed by ASU No. 2010-06.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

	Beginning Balance	Derecognition of assets upon adoption of Statement No. 167	Total Realized and Unrealized Gains (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/ or Out of Level 3	Ending Balance	Change in unrealized gains (losses) related to assets held at end of year
For the Year Ended November 30, 2010
Assets
Certificated retained interests in DCENT	$2,204,969	$(2,204,969)	$0	$0	$0	$0	$0
Credit card asset-backed securities of other issuers	381,705	0	0	0	(381,705)	0	0
Asset-backed commercial paper notes	58,792	0	12,101	(70,893)	0	0	0
Equity securities	0	0	0	0	17	17	0

Available-for-sale investment securities	$2,645,466	$(2,204,969)	$12,101	$(70,893)	$(381,688)	$17	$0

Cash collateral accounts	$822,585	$(822,585)	$0	$0	$0	$0	$0
Interest-only strip receivable	117,579	(117,579)	0	0	0	0	0

Amounts due from asset securitization(1)	$940,164	$(940,164)	$0	$0	$0	$0	$0

	Beginning Balance	Total Realized and Unrealized Gains (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/ or Out of Level 3	Ending Balance	Change in unrealized gains (losses) related to assets held at end of year
For the Year Ended November 30, 2009
Assets
Available-for-sale investment securities	$1,127,090	$(2,177)	$1,520,553	$0	$2,645,466	$(23,339)
Amounts due from asset securitization(1)	$1,421,567	$(160,087)	$(321,316)	$0	$940,164	$(160,690)

(1)	Balances represent only the components of amounts due from asset securitization that are marked to fair value.

The following are the amounts recognized in earnings and other comprehensive income related to assets categorized as Level 3 during the respective periods (in thousands):

	For the Years Ended November 30,
	2010	2009	2008
Interest income – interest accretion	$0	$15,569	$104
Other income – gain (loss) on investment securities	19,556	(2,837)	(49,095)
Securitization income – net revaluation of retained interests	0	(160,087)	(117,943)

Amount recorded in earnings	19,556	(147,355)	(166,934)
Unrealized gains (losses) recorded in other comprehensive income, pre-tax	(7,455)	(14,909)	(42,881)

Total realized and unrealized gains (losses)	$12,101	$(162,264)	$(209,815)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the year ended November 30, 2010, the Company had no impairments related to these assets.

As of November 30, 2010, the Company had not made any fair value elections with respect to any of its eligible assets and liabilities as permitted under ASC 825-10-25.

23.	Derivatives and Hedging Activities

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

The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at November 30, 2010 will be reclassified to interest income as interest payments are received on certain of its floating rate credit card loan receivables. During the next 12 months, the Company estimates it will reclassify to earnings $7.9 million of pretax gains related to its derivatives designated as cash flow hedges.

Fair Value Hedges. The Company is exposed to changes in fair value of certain of its fixed rate debt obligations due to changes in interest rates. During the year ended November 30, 2010, the Company used an interest rate swap to manage its exposure to changes in fair value of fixed rate senior notes attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. The interest rate swap involves the receipt of a fixed rate amount from a counterparty in exchange for the Company making payments of a variable rate amount over the life of the agreement without exchange of the underlying notional amount. This interest rate swap qualifies as a fair value hedge in accordance with ASC 815. Changes in both the fair value of the derivative and the hedged fixed rate senior note relating to the risk being hedged were recorded in interest expense and provided substantial offset to one another. Ineffectiveness related to this fair value hedge was recorded in interest expense. The basis difference between the fair value and the carrying amount of the fixed rate debt as of the inception of the hedging relationship is amortized and recorded in interest expense.

The Company has previously used interest rate swaps to manage its exposure to changes in fair value on certain interest-bearing deposits attributable to changes in LIBOR. In March 2010, the last of these interest-rate swaps matured, and at November 30, 2010, the Company had no derivatives that hedged deposits.

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

Interest Rate Swaps. The Company also may have from time to time interest rate swap agreements that are not designated as hedges or that were partially de-designated to the extent that differences in the notional amounts of the derivatives and the outstanding amount of the hedged liabilities subsequently arose. Such agreements are not speculative and are also used to manage interest rate risk but are not designated for hedge accounting. Changes in the fair value of these contracts are recorded in other income.

The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments, as well as the location they are reported in the statement of financial condition as of November 30, 2010 and November 30, 2009. See Note 22: Fair Value Disclosures for a description of the valuation methodologies of derivatives. (Dollars in thousands):

	November 30, 2010				November 30, 2009
			Balance Sheet Location			Balance Sheet Location
	Notional Amount	Number of Transactions	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps – Cash Flow hedge	$2,000,000	8	$4,989	$0	$0	$0	$0
Interest rate swaps – Fair Value hedge	$400,000	1	$0	$6,587	$16,048	$400	$0
Derivatives not designated as hedges:
Foreign exchange forward contracts(1)	$7,800	2	$6	$7	$0	$0	$0
Interest rate swaps	$0	0	$0	$0	$46,952	$969	$0

(1)	The foreign exchange forward contracts have notional amounts of EUR 4 million and GBP 1.675 million as of November 30, 2010.

The following table summarizes the impact of the derivative instruments on income, as well as the location they are reported in the consolidated statements of income for the years ended November 30, 2010 and 2009 (dollars in thousands):

		For the Years Ended November 30,
	Location	2010	2009
Derivatives designated as hedges:
Interest Rate Swaps – Cash Flow Hedges:
Gain (loss) recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$4,022	$0

Total gains (losses) recognized in other comprehensive income		$4,022	$0

Amount reclassified from other comprehensive income into Income	Interest Income	$2,297	$0
Net Hedge ineffectiveness	Other Income	0	0
Gain (loss) excluded from assessment of hedge effectiveness	Interest Income	0	0
Interest Rate Swaps – Fair Value Hedges:
Interest Expense – Ineffectiveness		(8,585)	1,127
Interest Expense – Other		745	6,675

Gain (loss) on interest rate swaps	Interest Expense	(7,840)	7,802
Interest Expense – Ineffectiveness		8,648	(2,334)
Interest Expense – Other		(831)	11,139

Gain (loss) on hedged Item	Interest Expense	7,817	8,805

Total gains (losses) recognized in income		$2,274	$16,607

Derivatives not designated as hedges:
Gain (loss) on forward contracts	Other Income	$295	$0
Gain (loss) on interest rate swaps	Other Income	6	1,819

Total gains (losses) on derivatives not designated as hedges recognized in income		$301	$1,819

Collateral Requirements and Credit-Risk Related Contingency Features

For its interest rate swaps, the Company has master netting arrangements and minimum collateral posting thresholds with its counterparties. Collateral is required by either the Company or the counterparty depending on the net fair value position of all interest rate swaps held with that counterparty. The Company may also be required to post collateral with a counterparty depending on the credit rating it or Discover Bank receives from specified major credit rating agencies. Collateral amounts recorded in the consolidated statement of financial condition are based on the net collateral receivable or payable position for each counterparty. Collateral receivable or payable amounts are not offset against the fair value of the interest rate swap, but are recorded separately in other assets or deposits.

As of November 30, 2010, the Company had a right to reclaim $7.9 million of cash collateral that had been posted as a result of the fair value position of the interest rate swaps. The Company also had a right to reclaim $4.0 million of cash collateral that had been posted because the credit rating of the Company did not meet specified thresholds. At November 30, 2010, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced to below investment grade, the Company would be required to post additional collateral, which, as of November 30, 2010, would have been $31.3 million. As of November 30, 2010, the Company had an obligation to return $3.7 million cash collateral deposited with the Company.

As of November 30, 2010, the Company had swaps in a net liability position with one of its counterparties, the fair value of which was $6.6 million, inclusive of accrued interest. If the Company had breached any provisions of the derivative agreements, it could have been required to settle its obligations under the agreements at their termination value, which was $6.6 million at November 30, 2010.

The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

24.	Segment Disclosures

The Company’s business activities are managed in two segments: Direct Banking and Payment Services.

•

Direct Banking. The Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including student loans, personal loans, prepaid cards and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary.

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

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•

Prior to adoption of Statements No. 166 and 167 on December 1, 2009, segment information was presented on a managed basis because management considered the performance of the entire managed loan portfolio in managing the business. A managed basis presentation involved reporting securitized loans with the Company’s owned loans and reporting the earnings on securitized loans in the same manner as the owned loans instead of as securitization income. Although similar, a managed basis presentation is not the same as presenting a full consolidation of the trusts and, therefore, certain information may not be comparable between current and prior periods, particularly related to net interest income, provision for loan losses and other income. Subsequent to the consolidation of securitized assets and liabilities in connection with the adoption of Statements No. 166 and 167, there is no distinction between securitized and non-securitized assets on a GAAP basis. See Note 2: Change in Accounting Principle for more information.

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

The following tables present segment data on a GAAP basis for the year ended November 30, 2010 and on a managed basis with a reconciliation to a GAAP presentation for the years ended November 30, 2009 and 2008 (dollars in thousands):

	GAAP Basis
For the Years Ended	Direct Banking	Payment Services	Total
2010
Interest income	$6,146,199	$19	$6,146,218
Interest expense	1,582,745	243	1,582,988

Net interest income	4,563,454	(224)	4,563,230
Provision for loan losses	3,206,705	—	3,206,705
Other income	1,827,414	267,585	2,094,999
Other expense	2,056,685	125,980	2,182,665

Income before income tax expense	$1,127,478	$141,381	$1,268,859

	Managed Basis			Securitization Adjustment(2)	GAAP Basis
	Direct Banking	Payment Services(1)	Total		Total
2009
Interest income	$6,459,974	$1,098	$6,461,072	$(3,315,992)	$3,145,080
Interest expense	1,648,198	222	1,648,420	(397,136)	1,251,284

Net interest income	4,811,776	876	4,812,652	(2,918,856)	1,893,796
Provision for loan losses	4,358,341	—	4,358,341	(1,995,936)	2,362,405
Other income(3)	3,677,881	239,794	3,917,675	922,920	4,840,595
Other expense	2,116,962	134,126	2,251,088	—	2,251,088

Income before income tax expense	$2,014,354	$106,544	$2,120,898	$—	$2,120,898

2008
Interest income	$6,542,664	$3,165	$6,545,829	$(3,853,266)	$2,692,563
Interest expense	2,356,836	83	2,356,919	(1,068,915)	1,288,004

Net interest income	4,185,828	3,082	4,188,910	(2,784,351)	1,404,559
Provision for loan losses	3,068,604	—	3,068,604	(1,472,989)	1,595,615
Other income(3)	2,773,896	179,200	2,953,096	1,311,362	4,264,458
Other expense	2,314,926	100,871	2,415,797	—	2,415,797

Income from continuing operations before income tax expense	$1,576,194	$81,411	$1,657,605	$—	$1,657,605

(1)	Diners Club was acquired on June 30, 2008.
(2)	The Securitization Adjustment column presents the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income.
(3)	The years ended November 30, 2009 and 2008 include $1.9 billion and $0.9 billion, respectively, of income related to the Visa and MasterCard antitrust litigation settlement, which is included in the Direct Banking segment. See Note 21: Litigation.

25.	Related Party Transactions

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

Discover Financial Services

(Parent Company Only)

Condensed Statements of Financial Condition

	November 30,
	2010	2009
	(dollars in thousands)
Assets
Cash and cash equivalents	$367	$1,035,606
Restricted cash	0	643,311
Notes receivable from subsidiaries	764,626	1,808,339
Investments in subsidiaries	6,372,290	6,800,332
Other assets	347,512	389,727

Total assets	$7,484,795	$10,677,315

Liabilities and Stockholders’ Equity
Non-interest bearing deposit accounts	$2,543	$1,685
Other long-term borrowings	791,579	1,199,385
Special dividend – Morgan Stanley	0	808,757
Accrued expenses and other liabilities	233,827	231,941

Total liabilities	1,027,949	2,241,768
Stockholders’ equity	6,456,846	8,435,547

Total liabilities and stockholders’ equity	$7,484,795	$10,677,315

Discover Financial Services

(Parent Company Only)

Condensed Statements of Income

	For the Years Ended November 30,
	2010	2009	2008
	(dollars in thousands)
Interest income	$28,948	$53,696	$72,368
Interest expense	69,598	49,324	43,135

Net interest income	(40,650)	4,372	29,233
Dividends from subsidiaries	132,500	0	95,000
Antitrust litigation settlement	0	1,153,936	526,817
Other income	27,605	(497)	(1,207)

Total income	119,455	1,157,811	649,843
Other expense
Employee compensation and benefits	23,879	30,121	30,220
Marketing and business development	251	134	218
Information processing and communications	511	125	123
Professional fees	8,932	8,025	7,216
Premises and equipment	3,095	3,051	3,531
Other	(37,089)	29,309	2,514

Total other expense	(421)	70,765	43,822

Income before income tax benefit (expense) and equity in undistributed net income of subsidiaries and losses from discontinued operations	119,876	1,087,046	606,021
Income tax benefit (expense)	9,070	(420,641)	(197,082)
Equity in undistributed net income of subsidiaries	635,842	609,780	531,720
Loss from discontinued operations	0	0	(12,909)

Net income	$764,788	$1,276,185	$927,750

Discover Financial Services

(Parent Company Only)

Condensed Statements of Cash Flows

	For the Years Ended November 30,
	2010	2009	2008
	(dollars in thousands)
Cash flows from operating activities
Net income	$764,788	$1,276,185	$927,750
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Non-cash charges included in net income:
Equity in undistributed net income of subsidiaries	(635,842)	(609,780)	(531,720)
Stock-based compensation expense	37,081	44,249	92,558
Deferred income taxes	12,032	(31,699)	1,390
Depreciation and amortization	82	85	88
Pension curtailment	0	0	(38,891)
Changes in assets and liabilities:
(Increase) decrease in other assets	(6,644)	1,864	(854,687)
(Decrease) increase in other liabilities and accrued expenses	(7,575)	65,287	110,105

Net cash provided by (used for) operating activities	163,922	746,191	(293,407)
Cash flows from investing activities
Net proceeds from (payments for):
(Increase) decrease in investment in subsidiaries	(275,000)	(1,233,958)	0
(Increase) decrease in loans to subsidiaries	1,080,576	(463,591)	465,776
Maturities of investment securities	0	4,032	0
Decrease (Increase) in restricted cash – special dividend escrow	643,311	(643,311)	0

Net cash provided by (used for) investing activities	1,448,887	(2,336,828)	465,776
Cash flows from financing activities
Proceeds from issuance of long-term borrowings and bank notes	0	400,000	0
Maturity of long-term borrowings	(400,000)	0	0
Proceeds from issuance of preferred stock and warrants	0	1,224,558	0
Redemption of preferred stock	(1,224,558)	0	0
Repurchase of stock warrant	(172,000)	0	0
Proceeds from issuance of common stock	1,323	533,822	0
Purchases of treasury stock	(8,241)	(11,385)	(6,838)
Net (decrease) increase in deposits	859	(6,319)	7,353
Dividend paid to Morgan Stanley	(775,000)	0	0
Dividends paid on common and preferred stock	(70,431)	(101,034)	(116,956)

Net cash provided by (used for) financing activities	(2,648,048)	2,039,642	(116,441)

Increase (decrease) in cash and cash equivalents	(1,035,239)	449,005	55,928
Cash and cash equivalents, at beginning of year	1,035,606	586,601	530,673

Cash and cash equivalents, at end of year	$367	$1,035,606	$586,601

Supplemental Disclosures:
Cash paid during the year for:
Interest expense	$70,207	$36,056	$45,668

Income taxes, net of income tax refunds	$(64,044)	$438,098	$111,041

Non-cash transactions
Special dividend – Morgan Stanley	$33,757	$(335,757)	$(473,000)

27.	Subsequent Events

Acquisition of The Student Loan Corporation. The Company completed the acquisition of The Student Loan Corporation (“SLC”) on December 31, 2010. Discover Bank, a wholly-owned subsidiary of the Company, acquired SLC for aggregate consideration of $600 million (the “Aggregate Merger Consideration”), in a merger transaction, with SLC surviving the merger as a wholly-owned subsidiary of Discover Bank, in accordance with the Agreement and Plan of Merger entered into between Discover Bank and SLC on September 17, 2010 (the “Merger Agreement”). Discover Bank received a purchase price closing adjustment in the form of a cash payment of approximately $234 million by Citibank, N.A. (“Citibank”), the 80% owner of SLC before the merger, resulting in a net cash outlay by Discover Bank of approximately $366 million for the acquisition of SLC.

As a result of the merger, Discover Bank acquired: (i) the beneficial interests in securitization trusts formed for the purpose of holding the private student loans associated with a public securitization transaction issued out of the SLC Private Student Loan Trust 2006-A, and a private securitization transaction issued out of the SLC Private Student Loan Trusts 2010-A and 2010-B (collectively, the “Loans”), (ii) the cash reserves held in the securitization trusts associated with the Loans and (iii) certain fixed, tangible and intangible assets including, without limitation, SLC’s student loan origination business. The total assets Discover Bank acquired had a book value of approximately $4.2 billion as of November 30, 2010. Discover Bank also assumed securitization debt and other liabilities of approximately $3.4 billion. Discover Bank acquired the Loans and other assets at an 8.5% discount, which will be applied to balance sheet items through purchase accounting entries.

In connection with the closing of the merger, Discover Bank consented to the commutation of certain insurance policies covering certain of the Loans, and entered into amendments of the Indemnification Agreement with Citibank and the Purchase Price Adjustment Agreement with Citibank and SLC that were entered into concurrently with the Merger Agreement, as further described below.

Under the terms of the Purchase Price Adjustment Agreement, Citibank paid Discover Bank approximately $234 million, which is the amount by which the Aggregate Merger Consideration ($600 million) exceeded the closing purchase price of the securitization trust certificates (approximately $439 million), plus the absolute value of all reimbursable liabilities (approximately $57 million), plus an amount equal to a portion of the commutation payment made in connection with the commutation of certain insurance policies covering certain of the Loans (approximately $16 million). The provision for the commutation payment was added to the Purchase Price Adjustment Agreement by amendment. The commutation is further described below.

Under the terms of the original Indemnification Agreement, Citibank agreed to indemnify Discover Bank for liabilities and losses arising from and relating to (i) SLC’s asset sales to Sallie Mae and Citibank, (ii) failure of the issuers of the insurance policies covering the Loans to perform their obligations, and (iii) certain other events. Under the terms of the amendment to the Indemnification Agreement, Citibank agreed to indemnify Discover Bank for liabilities and losses arising from and relating to the commutation of certain insurance policies covering the Loans, as further described below.

In connection with the closing of the merger, Discover consented to the commutation of three of SLC’s student loan insurance policies with United Guaranty Commercial Insurance Company of North Carolina (“United Guaranty”) covering certain of the Loans. Accordingly, SLC and United Guaranty entered into a Commutation Agreement and Release whereby United Guaranty agreed to make a lump sum payment to SLC in consideration of the termination of United Guaranty’s obligations under the commuted policies. None of the commuted policies covers any of the Loans associated with the public securitization transaction issued out of the SLC Private Student Loan Trust 2006-A. In connection with the foregoing, Discover and Citi agreed to amend the Indemnification Agreement, and Discover, Citi and SLC agreed to amend the Purchase Price Adjustment Agreement.

Long-term Borrowings. On December 15, 2010, DCENT, one of the Company’s securitization trusts, issued $500 million of asset-backed securities through its private conduit providers. Related to this issuance, $69.8 million of subordinated interests were issued and retained by a wholly-owned subsidiary of the Company.

28.	Quarterly Results (unaudited) (dollars in thousands, except per share data):

	November 30, 2010	August 31, 2010	May 31, 2010	February 28, 2010	November 30, 2009	August 31, 2009	May 31, 2009	February 28, 2009
Interest income	$1,499,347	$1,535,939	$1,551,782	$1,559,150	$638,086	$833,217	$857,984	$815,793
Interest expense	375,506	389,137	404,621	413,724	314,158	304,401	320,005	312,720

Net interest income	1,123,841	1,146,802	1,147,161	1,145,426	323,928	528,816	537,979	503,073
Provision for loan losses	382,670	712,565	724,264	1,387,206	399,732	380,999	643,861	937,813
Gain (loss) on investment securities	0	18,951	0	180	5,413	(7,422)	(1,012)	(805)
Other income(1)	472,135	545,193	512,844	545,696	1,248,146	1,323,382	1,082,132	1,190,761
Other expense	628,075	566,238	513,548	474,804	607,499	523,838	560,628	559,123

Income (loss) before income tax expense	585,231	432,143	422,193	(170,708)	570,256	939,939	414,610	196,093
Income tax expense	235,589	171,526	164,126	(67,170)	217,719	362,485	188,810	75,699

Net income (loss)	$349,642	$260,617	$258,067	$(103,538)	$352,537	$577,454	$225,800	$120,394

Net income (loss) allocated to common stockholders(1)	$346,517	$258,194	$184,590	$(122,233)	$330,505	$552,928	$206,366	$118,380

Basic earnings (loss) per share(1)	$0.64	$0.47	$0.34	$(0.22)	$0.61	$1.08	$0.43	$0.25
Diluted earnings (loss) per share(1)	$0.64	$0.47	$0.33	$(0.22)	$0.60	$1.07	$0.43	$0.25

(1)	The year ended November 30, 2009 includes $1.9 billion of income related to the Visa and MasterCard antitrust litigation settlement, which is included in the Direct Banking segment. See Note 21: Litigation.
(2)	Because the inputs to net income allocated to common stockholders and earnings per share are calculated using weighted averages for the quarter, the sum of all four quarters may differ from the year to date amounts in the consolidated statements of income.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that our internal control over financial reporting was effective as of November 30, 2010.

The effectiveness of our internal control over financial reporting as of November 30, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this annual report on Form 10-K.

Discover Financial Services

Riverwoods, IL

January 26, 2011

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III. | Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in our proxy statement for our annual meeting of stockholders to be held on April 7, 2011 (“Proxy Statement”) is incorporated by reference herein.

•	“Election of Directors – Information Concerning Nominees for Election as Directors”

•	“Other Matters – Section 16(a) beneficial ownership reporting compliance”

•	“Corporate Governance – Shareholder recommendations for director candidates”

•	“Corporate Governance – Board meetings and committees”

Our Code of Ethics and Business Conduct applies to all directors, officers and employees, including our Chief Executive Officer and our Chief Financial Officer. You can find our Code of Ethics and Business Conduct on our internet site, www.discover.com. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our internet site.

Item 11.	Executive Compensation.

Information regarding executive compensation under the following captions in our Proxy Statement is incorporated by reference herein.

•	“Executive and Director Compensation”

•	“Compensation Discussion and Analysis”

•	“Compensation Committee Report”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to compensation plans under which our equity securities are authorized for issuance as of November 30, 2010, is presented under the caption “Proposal 4 – Approval of an Amendment to the Directors’ Compensation Plan” in our Proxy Statement and is incorporated by reference herein.

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

Date: January 26, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 26, 2011.

Signature	Title

/S/ DAVID W. NELMS David W. Nelms	Chairman and Chief Executive Officer

/S/ ROY A. GUTHRIE Roy A. Guthrie	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ LAWRENCE A. WEINBACH Lawrence A. Weinbach	Lead Director

/S/ JEFFREY S. ARONIN Jeffrey S. Aronin	Director

/S/ MARY K. BUSH Mary K. Bush	Director

/S/ GREGORY C. CASE Gregory C. Case	Director

/S/ ROBERT M. DEVLIN Robert M. Devlin	Director

/S/ CYNTHIA A. GLASSMAN Cynthia A. Glassman	Director

/S/ RICHARD H. LENNY Richard H. Lenny	Director

/S/ THOMAS G. MAHERAS Thomas G. Maheras	Director

/S/ MICHAEL H. MOSKOW Michael H. Moskow	Director

/S/ E. FOLLIN SMITH E. Follin Smith	Director

Exhibit Index

Exhibit Number	Description

2.1*	Separation and Distribution Agreement, dated as of June 29, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 2.1 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto), as amended by the First Amendment to the Separation and Distribution Agreement dated as of June 29, 2007 between Discover Financial Services and Morgan Stanley, dated February 11, 2010 (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference thereto).

2.2*	Agreement for the Sale and Purchase of the Goldfish Credit Card Business, dated February 7, 2008, among Discover Financial Services, Goldfish Bank Limited, Discover Bank, SCFC Receivables Corporation, and Barclays Bank Plc (filed as Exhibit 2.1 to Discover Financial Services’ Current Report on Form 8-K filed on February 7, 2008 and incorporated herein by reference thereto), as amended and restated by Amended and Restated Agreement for the Sale and Purchase of the Goldfish Credit Card Business, dated March 31, 2008, among Discover Financial Services, Goldfish Bank Limited, Discover Bank, SCFC Receivables Corporation, Barclays Bank PLC, and Barclays Group US Inc. (filed as Exhibit 2.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 14, 2008 and incorporated herein by reference thereto).

2.3	Agreement and Plan of Merger by and among Discover Bank, Academy Acquisition Corp. and The Student Loan Corporation dated as of September 17, 2010.

3.1	Amended and Restated Certificate of Incorporation of Discover Financial Services (filed as Exhibit 3.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 1, 2009 and incorporated herein by reference thereto).

3.2	Amended and Restated By-Laws of Discover Financial Services (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on January 23, 2009 and incorporated herein by reference thereto).

4.1	Senior Indenture, dated as of June 12, 2007, by and between Discover Financial Services and U.S. Bank, National Association, as trustee (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

4.2	Registration Rights Agreement, dated as of June 12, 2007, by and between Discover Financial Services and Morgan Stanley & Co. Incorporated, as representative of the several initial purchasers listed therein (filed as Exhibit 4.4 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

4.3	Form of Certificate for the Series A Preferred Stock (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

4.4	Warrant for Purchase of Shares of Common Stock (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

4.5	Form of Subordinated Indenture (filed as Exhibit 4.2 to Discover Financial Services’ Registration Statement on Form S-3 filed on July 6, 2009 and incorporated herein by reference thereto).

4.6	Form of 10.250% Senior Note due 2019 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on July 15, 2009 and incorporated herein by reference thereto).

4.7	Fiscal and Paying Agency Agreement, dated November 16, 2009, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on November 16, 2009 and incorporated herein by reference thereto).

Exhibit Number	Description

4.8	Fiscal and Paying Agency Agreement, dated April 15, 2010, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on April 16, 2010 and incorporated herein by reference thereto).

10.1	Tax Sharing Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.2	U.S. Employee Matters Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.3	Transition Services Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.4	Transitional Trade Mark License Agreement, dated as of June 30, 2007, between Morgan Stanley & Co. PLC and Goldfish Bank Limited (filed as Exhibit 10.4 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.5	Trust Agreement, dated as of July 2, 2007, between Discover Bank, as Beneficiary, and Wilmington Trust Company, as Owner Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on July 2, 2007 and incorporated herein by reference thereto), as amended by the First Amendment to Trust Agreement, between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of June 4, 2010 (filed as Exhibit 4.3 to Discover Bank’s Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.6	Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.7	Series Supplement for Series 2007-CC, dated as of July 26, 2007, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto), as amended by the Amendment to Specified Series Supplements, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (filed as Exhibit 4.2 to Discover Bank’s Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.8†	Discover Financial Services Omnibus Incentive Plan (filed as an attachment to Discover Financial Services’ Proxy Statement on Schedule 14A filed on February 27, 2009 and incorporated herein by reference thereto).

10.9†	Amended Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.6 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 12, 2007 and incorporated herein by reference thereto).

10.10†	Directors’ Compensation Plan of Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto).

10.11†	Amended Form of Restricted Stock Unit Award Under Discover Financial Services Directors’ Compensation Plan (filed as Exhibit 10.7 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 12, 2007 and incorporated herein by reference thereto).

Exhibit Number	Description

10.12†	Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto) as amended by Amendment No. 1 to Discover Financial Services Employee Stock Purchase Plan effective as of May 1, 2008 (filed as Exhibit 10.12 to Discover Financial Services’ Annual Report on Form 10-K filed on January 28, 2009 and incorporated herein by reference thereto), and further amended by Amendment No. 2 to Discover Financial Services Employee Stock Purchase Plan, effective as of December 1, 2009 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 9, 2010 and incorporated herein by reference thereto).

10.13	Credit Agreement, dated as of June 6, 2007, among Discover Financial Services, Discover Bank, the subsidiary borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto), as amended by Amendment No. 1, dated as of February 29, 2008, among Discover Financial Services, Discover Bank, the subsidiary borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 14, 2008 and incorporated herein by reference thereto) and Amendment No. 2, dated as of March 11, 2009, among Discover Financial Services, Discover Bank, the subsidiary borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.6 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 8, 2009 and incorporated herein by reference thereto).

10.14†	Offer of Employment, dated as of January 8, 1999 (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

10.15†	Waiver of Change of Control Benefits, dated September 24, 2007 (filed as Exhibit 10.15 to Discover Financial Services’ Registration Statement on Form S-4 filed on November 27, 2007 and incorporated herein by reference thereto).

10.16	Collateral Certificate Transfer Agreement, dated as of July 26, 2007 between Discover Bank, as Depositor and Discover Card Execution Note Trust (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.17	Indenture, dated as of July 26, 2007, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.5 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto), as amended by the First Amendment to Indenture, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.18	Amended and Restated Indenture Supplement for the DiscoverSeries Notes, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (filed as Exhibit 4.5 to Discover Bank’s Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.19	Omnibus Amendment to Indenture Supplement and Terms Documents, dated as of July 2, 2009, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on July 6, 2009 and incorporated herein by reference thereto).

10.20†	Discover Financial Services Change-in-Control Severance Policy (filed as Exhibit 10.6 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 12, 2007 and incorporated herein by reference thereto, as amended by First Amendment, dated as of June 24, 2008 (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 9, 2008).

Exhibit Number	Description

10.21	Release and Settlement Agreement, executed as of October 27, 2008, by and among Discover Financial Services, DFS Services, LLC, Discover Bank, and their Subsidiaries and Affiliates; MasterCard Incorporated and MasterCard International Incorporated and their Affiliates; and Visa Inc. and its Affiliates and Predecessors including Visa U.S.A. Inc. and Visa International Service Association (filed as Exhibit 99.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 28, 2008).

10.22†	2008 Year End Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.21 to Discover Financial Services’ Annual Report on Form 10-K filed on January 28, 2009 and incorporated herein by reference thereto).

10.23†	2008 Special Grant Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.22 to Discover Financial Services’ Annual Report on Form 10-K filed on January 28, 2009 and incorporated herein by reference thereto).

10.24	Letter Agreement, dated March 13, 2009, between Discover Financial Services and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.25	Side Letter, dated March 13, 2009, between Discover Financial Services and the United States Department of the Treasury (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.26†	Form of Waiver, executed by each of Discover Financial Services’ senior executive officers and certain other employees (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.27†	Form of Executive Compensation Agreement, dated March 13, 2009, executed by each of Discover Financial Services’ senior executive officers and certain other employees (filed as Exhibit 10.4 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 8, 2009 and incorporated herein by reference thereto).

10.28†	Form of Share Award Agreement Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10(a) to Discover Financial Services’ Current Report on Form 8-K filed on December 11, 2009 and incorporated herein by reference thereto).

10.29†	Amendment to 2009 Year End Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan, effective December 1, 2009 (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 9, 2010 and incorporated herein by reference thereto).

10.30†	Form of Share Award Agreement Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10(a) to Discover Financial Services’ Current Report on Form 8-K filed on December 11, 2009 and incorporated herein by reference thereto).

10.31	Settlement Agreement and Mutual Release between Discover Financial Services and Morgan Stanley, dated February 11, 2010 (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference thereto).

10.32	Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated September 17, 2010.

10.33	Amendment to Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated December 30, 2010.

10.34	Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated September 17, 2010.

10.35*	First Amendment to Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated December 30, 2010.

Exhibit Number	Description

11	Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8, Note 18: Earnings Per Share to the consolidated financial statements and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.