Form 10-Q
period 2011-02-28
Discover Financial Services
filed 2011-04-08
CIK 1393612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

As of March 25, 2011, there were 545,485,833 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES

Quarterly Report on Form 10-Q

for the quarterly period ended February 28, 2011

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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Financial Condition

	February 28, 2011	November 30, 2010
	(unaudited) (dollars in thousands, except share amounts)
Assets
Cash and cash equivalents	$5,171,425	$5,098,733
Restricted cash	676,074	1,363,758
Other short-term investments	375,000	375,000
Investment securities:
Available-for-sale (amortized cost of $5,188,830 and $4,989,958 at February 28, 2011 and November 30, 2010, respectively)	5,177,116	5,002,579
Held-to-maturity (fair value of $59,991 and $70,195 at February 28, 2011 and November 30, 2010, respectively)	63,765	72,816

Total investments securities	5,240,881	5,075,395
Loan receivables:
Loans held for sale	766,661	788,101
Loan portfolio:
Credit card	44,317,247	45,156,994
Other	3,567,936	2,891,318
Purchased credit-impaired loans	3,011,384	0

Total loan portfolio	50,896,567	48,048,312

Total loan receivables	51,663,228	48,836,413
Allowance for loan losses	(3,033,459)	(3,304,118)

Net loan receivables	48,629,769	45,532,295
Premises and equipment, net	458,950	460,732
Goodwill	255,421	255,421
Intangible assets, net	193,293	188,973
Other assets	2,505,796	2,434,661

Total assets	$63,506,609	$60,784,968

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$34,728,329	$34,309,839
Non-interest bearing deposit accounts	130,665	103,544

Total deposits	34,858,994	34,413,383
Short-term borrowings	100,000	0
Long-term borrowings	18,990,170	17,705,728
Accrued expenses and other liabilities	2,658,280	2,209,011

Total liabilities	56,607,444	54,328,122
Commitments, contingencies and guarantees (Note 11)
Stockholders’ Equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized; 547,985,670 and 547,128,270 shares issued at February 28, 2011 and November 30, 2010, respectively	5,480	5,471
Additional paid-in capital	3,452,513	3,435,318
Retained earnings	3,580,338	3,126,488
Accumulated other comprehensive loss	(106,279)	(82,548)
Treasury stock, at cost; 2,716,532 and 2,446,506 shares at February 28, 2011 and November 30, 2010, respectively	(32,887)	(27,883)

Total stockholders’ equity	6,899,165	6,456,846

Total liabilities and stockholders’ equity	$63,506,609	$60,784,968

The table below presents the carrying amounts of certain assets and liabilities of Discover Financial Services’ consolidated variable interest entities (VIEs) which are included in the condensed consolidated statements of financial condition above. The assets in the table below include only those assets that can be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts for which creditors have recourse to the general credit of the Company.

	February 28, 2011	November 30, 2010
	(unaudited) (dollars in thousands)
Assets
Restricted cash	$676,074	$1,363,758
Credit card loan receivables	33,400,781	34,452,989
Other loan receivables	3,006,809	0
Allowance for loan losses allocated to securitized loan receivables	(2,207,480)	(2,431,399)
Other assets	34,421	24,083

Liabilities
Long-term borrowings	$16,531,018	$14,919,400

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Income

	For the Three Months Ended February 28,
	2011	2010
	(unaudited) (dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$1,417,116	$1,491,887
Other loans	119,536	52,668
Investment securities	12,215	5,328
Other interest income	4,097	9,267

Total interest income	1,552,964	1,559,150
Interest expense:
Deposits	256,695	305,449
Short-term borrowings	46	0
Long-term borrowings	125,987	108,275

Total interest expense	382,728	413,724

Net interest income	1,170,236	1,145,426
Provision for loan losses	417,709	1,387,206

Net interest income (loss) after provision for loan losses	752,527	(241,780)
Other income:
Discount and interchange revenue	260,916	261,991
Fee products	108,553	104,095
Loan fee income	85,600	105,285
Transaction processing revenue	42,551	32,918
Merchant fees	4,655	8,445
Gain (loss) on investment securities	141	180
Other income	60,208	32,962

Total other income	562,624	545,876
Other expense:
Employee compensation and benefits	213,075	195,764
Marketing and business development	135,665	84,673
Information processing and communications	64,717	65,418
Professional fees	90,331	75,813
Premises and equipment	17,248	17,860
Other expense	74,112	35,276

Total other expense	595,148	474,804

Income (loss) before income tax expense	720,003	(170,708)
Income tax expense (benefit)	255,111	(67,170)

Net income (loss)	$464,892	$(103,538)

Net income allocated to common stockholders	$459,428	$(122,233)

Basic earnings per share	$0.84	$(0.22)
Diluted earnings per share	$0.84	$(0.22)
Dividends paid per share	$0.02	$0.02

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(unaudited) (dollars and shares in thousands)
Balance at November 30, 2009	1,225	$1,158,066	544,799	$5,448	$3,573,231	$3,873,262	$(154,818)	$(19,642)	$8,435,547
Adoption of ASC 810 (FASB Statement No. 167), net of tax	0	0	0	0	0	(1,411,117)	78,561	0	(1,332,556)
Comprehensive income:
Net loss	0	0	0	0	0	(103,538)	0	0	(103,538)
Adjustments related to investment securities, net of tax	0	0	0	0	0	0	2,160	0
Adjustments related to pension and postretirement benefits, net of tax	0	0	0	0	0	0	59	0

Other comprehensive income	0	0	0	0	0	0	2,219	0	2,219

Total comprehensive loss	0	0	0	0	0	0	0	0	(101,319)
Purchases of treasury stock	0	0	0	0	0	0	0	(5,383)	(5,383)
Common stock issued under employee benefit plans	0	0	22	0	285	0	0	0	285
Common stock issued and stock-based compensation expense	0	0	1,201	12	10,996	0	0	0	11,008
Dividends paid—common stock	0	0	0	0	0	(10,984)	0	0	(10,984)
Accretion of preferred stock discount	0	3,388	0	0	0	(3,388)	0	0	0
Dividends—preferred stock	0	0	0	0	0	(15,307)	0	0	(15,307)
Special dividend—Morgan Stanley	0	0	0	0	0	33,757	0	0	33,757

Balance at February 28, 2010	1,225	$1,161,454	546,022	$5,460	$3,584,512	$2,362,685	$(74,038)	$(25,025)	$7,015,048

Balance at November 30, 2010	0	$0	547,128	$5,471	$3,435,318	$3,126,488	$(82,548)	$(27,883)	$6,456,846
Comprehensive income:
Net income	0	0	0	0	0	464,892	0	0	464,892
Adjustments related to investment securities, net of tax	0	0	0	0	0	0	(15,247)	0
Adjustments related to cash flow hedges, net of tax	0	0	0	0	0	0	(8,826)	0
Adjustments related to pension and postretirement benefits, net of tax	0	0	0	0	0	0	342	0

Other comprehensive loss	0	0	0	0	0	0	(23,731)	0	(23,731)

Total comprehensive income	0	0	0	0	0	0	0	0	441,161
Purchases of treasury stock	0	0	0	0	0	0	0	(5,004)	(5,004)
Common stock issued under employee benefit plans	0	0	13	0	271	0	0	0	271
Common stock issued and stock-based compensation expense	0	0	845	9	16,924	0	0	0	16,933
Dividends paid—common stock	0	0	0	0	0	(11,042)	0	0	(11,042)

Balance at February 28, 2011	0	$0	547,986	$5,480	$3,452,513	$3,580,338	$(106,279)	$(32,887)	$6,899,165

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended February 28,
	2011	2010
	(unaudited) (dollars in thousands)
Cash flows from operating activities
Net income (loss)	$464,892	$(103,538)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	417,709	1,387,206
Deferred income taxes	112,511	(100,918)
Depreciation and amortization on premises and equipment	22,042	23,689
Amortization of deferred revenues	(60,351)	(42,065)
Other depreciation and amortization	(21,036)	18,737
(Gain) loss on investment securities	(141)	(180)
Loss (gain) on equipment	123	33
Stock-based compensation expense	11,875	11,293
Gain on purchase of business	(15,917)	0
Net change in loans originated for sale	21,440	0
Changes in assets and liabilities:
(Increase) decrease in other assets	(43,733)	(170,051)
Increase (decrease) in accrued expenses and other liabilities	369,669	110,896

Net cash provided by operating activities	1,279,083	1,135,102
Cash flows from investing activities
Maturities of other short-term investments	0	1,175,000
Maturities and sales of available-for-sale investment securities	332,954	68,214
Purchases of available-for-sale investment securities	(542,025)	(269,310)
Maturities of held-to-maturity investment securities	9,072	4,433
Net principal disbursed on loans held for investment	(7,185)	(291,098)
Purchase of loan receivables	(395,658)	0
Purchase of business, net of cash acquired	(366,049)	0
Decrease in restricted cash—special dividend escrow	0	643,311
Decrease (increase) in restricted cash—for securitization investors	884,950	(2,437,239)
Proceeds from sale of equipment	13	0
Purchases of premises and equipment	(15,586)	(7,826)

Net cash used for investing activities	(99,514)	(1,114,515)
Cash flows from financing activities
Net increase (decrease) in short-term borrowings	100,000	0
Proceeds from issuance of securitized debt	500,000	750,000
Maturities of securitized debt	(1,819,185)	(3,142,983)
Maturities of other long-term borrowings	(315,028)	(71,930)
Proceeds from issuance of common stock	931	0
Purchases of treasury stock	(5,004)	(5,383)
Net increase (decrease) in deposits	442,435	2,958,602
Dividend paid to Morgan Stanley	0	(775,000)
Dividends paid on common and preferred stock	(11,026)	(26,291)

Net cash used for financing activities	(1,106,877)	(312,985)

Net increase (decrease) in cash and cash equivalents	72,692	(292,398)
Cash and cash equivalents, at beginning of period	5,098,733	13,020,719

Cash and cash equivalents, at end of period	$5,171,425	$12,728,321

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$383,757	$369,924

Income taxes, net of income tax refunds	$38,209	$14,141

Non-cash transactions:
Post-closing adjustment payable—SLC acquisition	$35,108	$0

Assumption of SLC debt	$2,921,372	$0

Special dividend—Morgan Stanley	$0	$33,757

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.	Background and Basis of Presentation

Description of Business. Discover Financial Services (“DFS” or the “Company”) is a direct banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act. The Company is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Through its Discover Bank subsidiary, a Delaware state-chartered bank, the Company offers its customers credit cards, student loans, personal loans and deposit products. Through its DFS Services LLC subsidiary and its subsidiaries, the Company operates the Discover Network, the PULSE Network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network is a payment card transaction processing network for Discover card-branded and third-party issued credit, debit and prepaid cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services.

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

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments which are necessary for a fair presentation of the results for the quarter. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2010 audited consolidated financial statements filed with the Company’s annual report on Form 10-K for the year ended November 30, 2010.

Recently Issued Accounting Pronouncements

The application of the following guidance will only affect disclosures and therefore will not impact the Company’s financial condition, results of operations or cash flows.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires a greater level of disaggregation in disclosures relating to the credit quality of the Company’s financing receivables and allowance for loan losses. ASU 2010-20 also requires enhanced disclosures around nonaccrual and past due financing receivables and impaired loans. The Company has included the new required disclosures in Note 4: Loan Receivables. ASU 2010-20 also requires enhanced disclosures around troubled debt restructurings. However, the FASB announced that the effective date related to those disclosures would be deferred and would instead have an effective date concurrent with that of the proposed ASU, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

2.	Business Combinations

On December 31, 2010, the Company acquired The Student Loan Corporation (“SLC”), which is now a wholly-owned subsidiary of Discover Bank and included in the Company’s Direct Banking segment. The Company acquired SLC’s ongoing private student loan business, which includes certain private student loans held in three securitization trusts and other assets, and assumed SLC’s asset-backed securitization debt incurred by those trusts and other liabilities. The acquired loans are considered to be purchased credit-impaired loans for accounting purposes, the details of which are discussed further in Note 4: Loan Receivables. The acquisition significantly increased the size of the Company’s private student loan portfolio. In addition, the acquisition has provided the Company with a developed student loan business platform, additional school relationships and SLC’s website. Since the acquisition date, the results of operations and cash flows of SLC have been included in the Company’s condensed consolidated results of operations and cash flows. Pro forma data is not provided as the impact of the SLC acquisition was not significant to the Company’s condensed consolidated results of operations or cash flows.

Net cash consideration paid. The following table provides a calculation of the amount paid by the Company for the net assets of the SLC securitization trusts acquired after applying an 8.5% discount to the trust assets (the “Trust Certificate Purchase Price”) (dollars in millions):

	Actual February 28, 2011	Estimate at Closing December 31, 2010
Gross trust assets	$3,977	$3,993
Less: 8.5% discount	(338)	(339)

Net trust assets	3,639	3,654
Less: Principal amount of and accrued interest on trust debt	(3,193)	(3,215)

Trust Certificate Purchase Price	$446	$439

Although the Company paid SLC shareholders $600 million for the acquisition of SLC (“Aggregate Merger Consideration”), the Company received a purchase price adjustment from Citibank, N.A. (“Citibank”) equivalent to the amount by which the Aggregate Merger Consideration exceeded the value of the Trust Certificate Purchase Price. In addition, Citibank agreed to adjust the cash consideration paid by the Company to compensate it for (i) agreeing to commute certain insurance policies covering certain of the loans acquired and (ii) for the value of non-trust related liabilities assumed by the Company. The following table provides a summary of total consideration paid by Discover at the closing of the acquisition on December 31, 2010 and a summary of the consideration revised for post-closing adjustments (dollars in millions):

	Actual February 28, 2011	Estimate at Closing December 31, 2010
Aggregate Merger Consideration	$600	$600
Less: Purchase price adjustment(1)	(154)	(161)

Trust Certificate Purchase Price	446	439
Less: Further adjustments provided for by Citibank
Cash received for consent to insurance commutation	(16)	(16)
Cash received related to reimbursable liabilities(1)	(29)	(57)

Net cash consideration paid(1)	$401	$366

(1)	Based on the actual audited SLC closing balance sheet, the Company accrued a $35 million liability payable to Citibank for post-closing adjustments arising from a $7 million increase in the Trust Certificate Purchase Price and a $28 million reduction in reimbursable liabilities, which together resulted in the difference between the actual and estimated numbers shown.

Net assets acquired. The Company acquired net assets (including $155 million of cash) with an aggregate fair value of $572 million in exchange for cash consideration of $556 million, resulting in the recognition of a bargain purchase gain of approximately $16 million. The bargain purchase gain primarily resulted from Citibank’s adjustment of the cash consideration to be paid by the Company in exchange for the Company’s consent to permit SLC to commute, immediately prior to the acquisition, certain student loan insurance policies covering loans in one of the three trusts. The bargain purchase gain is recorded in other income on the Company’s condensed consolidated statement of income.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the SLC acquisition. Adjustments to these amounts may occur during the remainder of 2011 as the Company completes its final valuation analysis of assets acquired and liabilities assumed (dollars in thousands):

At December 31, 2010
Student loan receivables	$3,050,784
Cash	155,347
Indemnification asset	101,127
Student relationships intangible	2,400
Trade name intangible	3,800

Total intangible assets	6,200
Other assets	218,514

Total assets acquired	3,531,972
Securitized debt	2,921,372
Other liabilities	38,178

Total liabilities assumed	2,959,550

Net assets acquired	$572,422

The Company acquired $6.2 million in identifiable intangible assets. These intangible assets consist of student relationships and trade name intangibles. Acquired student relationships consist of those relationships in existence between SLC and the numerous students that carry student loan balances. This intangible asset is deemed to have a finite useful life of five years and will be amortized over this period. Trade name intangibles relate to trademarks, trade names and internet domains and content. This intangible asset is deemed to have an indefinite useful life and is therefore not subject to amortization.

The Company also recorded a $101 million indemnification asset. This asset reflects the discounted present value of payments expected to be received under Citibank’s indemnification of student loan credit losses that would have been recoverable under certain student loan insurance policies which, as noted above, were commuted pursuant to an agreement entered into by SLC with the Company’s consent immediately prior to the acquisition. The indemnification pertains only to loans in one of the three trusts. The initial value of the indemnification asset is based on the insured portion of expected credit losses reflected in the initial carrying value of the related loans. Indemnification payments related to student loan credit losses are subject to an overall cap of $166.8 million, consistent with the terms of the insurance policies which the indemnification serves to replace. As changes occur in the expected losses on the trust loans, the value of the remaining indemnification asset will be adjusted accordingly.

3.	Investment Securities

The Company’s investment securities consist of the following (dollars in thousands):

	February 28, 2011	November 30, 2010
U.S. Treasury securities	$1,807,964	$1,575,403
U.S. government agency securities	2,120,627	1,888,701
States and political subdivisions of states	43,616	51,774
Other securities:
Credit card asset-backed securities of other issuers	743,475	1,031,112
Corporate debt securities(1)	505,600	507,896
Residential mortgage-backed securities	9,002	9,800
Other debt and equity securities	10,597	10,709

Total other securities	1,268,674	1,559,517

Total investment securities	$5,240,881	$5,075,395

(1)	Amount represents corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At February 28, 2011
Available-for-Sale Investment Securities(1)
U.S Treasury securities	$1,823,524	$183	$(16,293)	$1,807,414
U.S government agency securities	2,128,854	15	(8,242)	2,120,627
Credit card asset-backed securities of other issuers	731,042	12,434	(1)	743,475
Corporate debt securities	505,410	268	(78)	505,600

Total available-for-sale investment securities	$5,188,830	$12,900	$(24,614)	$5,177,116

Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$0	$0	$550
States and political subdivisions of states	43,616	130	(4,676)	39,070
Residential mortgage-backed securities	9,002	772	0	9,774
Other debt securities(4)	10,597	0	0	10,597

Total held-to-maturity investment securities	$63,765	$902	$(4,676)	$59,991

At November 30, 2010
Available-for-Sale Investment Securities(1)
U.S Treasury securities	$1,576,094	$344	$(1,585)	$1,574,853
U.S government agency securities	1,888,909	1,090	(1,298)	1,888,701
Credit card asset-backed securities of other issuers	1,017,183	13,983	(54)	1,031,112
Corporate debt securities	507,757	241	(102)	507,896
Equity securities	15	2	0	17

Total available-for-sale investment securities	$4,989,958	$15,660	$(3,039)	$5,002,579

Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$0	$0	$550
States and political subdivisions of states	51,774	281	(3,771)	48,284
Residential mortgage-backed securities	9,800	869	0	10,669
Other debt securities(4)	10,692	0	0	10,692

Total held-to-maturity investment securities	$72,816	$1,150	$(3,771)	$70,195

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.
(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.
(4)	Included in other debt securities at February 28, 2011 and November 30, 2010 are commercial advances of $7.9 million for both periods related to the Company’s Community Reinvestment Act strategies.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position as of February 28, 2011 and November 30, 2010 (dollars in thousands):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At February 28, 2011
Available-for-Sale Investment Securities
U.S. Treasury securities	19	$1,364,442	$16,293	$0	$0
U.S. government agency securities	32	1,969,674	8,242	$0	$0
Credit card asset-backed securities of other issuers	5	40,931	1	$0	$0
Corporate debt securities	2	76,946	78	$0	$0
Held-to-Maturity Investment Securities
State and political subdivisions of states	5	$9,016	$190	$22,084	$4,486
At November 30, 2010
Available-for-Sale Investment Securities
U.S. Treasury securities	17	$1,262,670	$1,585	$0	$0
U.S. government agency securities	18	$1,181,148	$1,298	$0	$0
Credit card asset-backed securities of other issuers	23	$238,646	$54	$0	$0
Corporate debt securities	5	$230,441	$102	$0	$0
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$7,731	$239	$27,603	$3,532

During the three months ended February 28, 2011 and 2010, the Company received $342 million and $72.6 million, respectively, of proceeds related to maturities or redemptions of investment securities. In 2011, approximately $333 million of these proceeds related to maturities of credit card asset-backed securities of other issuers.

The Company records gains and losses on investment securities in other income when investments are sold or liquidated, when the Company believes an investment is other than temporarily impaired prior to the disposal of the investment, or in certain other circumstances. In the first quarter of 2011, the Company recorded a $141 thousand gain relating primarily to the sale of equity securities.

The Company records unrealized gains and losses on its available-for-sale investment securities in other comprehensive income. For the three months ended February 28, 2011 and 2010, the Company recorded net unrealized losses of $24.3 million ($15.2 million after tax) and net unrealized gains of $3.4 million ($2.2 million after tax), respectively, in other comprehensive income.

At February 28, 2011, the Company had $4.5 million of gross unrealized losses in a continuous loss position for more than 12 months on its held-to-maturity investment securities in states and political subdivisions of states, compared to $3.5 million of gross unrealized losses at November 30, 2010. The Company believes the unrealized loss on these investments is the result of changes in interest rates subsequent to the Company’s acquisitions of these securities and that the reduction in value is temporary. The Company does not intend to sell these investments nor does it expect to be required to sell these investments before recovery of their amortized cost bases, but rather expects to collect all amounts due according to the contractual terms of these securities.

Maturities of available-for-sale debt securities and held-to-maturity debt securities at February 28, 2011 are provided in the table below (dollars in thousands):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale—Amortized Cost(1)
U.S Treasury securities	$402,064	$1,421,460	$0	$0	$1,823,524
U.S government agency securities	430,657	1,698,197	0	0	2,128,854
Credit card asset-backed securities of other issuers	456,594	274,448	0	0	731,042
Corporate debt securities	153,064	352,346	0	0	505,410

Total available-for-sale investment securities	$1,442,379	$3,746,451	$0	$0	$5,188,830

Held-to-maturity—Amortized Cost(2)
U.S. Treasury securities	$550	$0	$0	$0	$550
State and political subdivisions of states	0	2,535	4,175	36,906	43,616
Residential mortgage-backed securities	0	0	0	9,002	9,002
Other debt securities	619	4,210	1,991	3,777	10,597

Total held-to-maturity investment securities	$1,169	$6,745	$6,166	$49,685	$63,765

Available-for-sale—Fair Values(1)
U.S Treasury securities	$402,223	$1,405,191	$0	$0	$1,807,414
U.S government agency securities	430,608	1,690,019	0	0	2,120,627
Credit card asset-backed securities of other issuers	458,445	285,030	0	0	743,475
Corporate debt securities	153,145	352,455	0	0	505,600

Total available-for-sale investment securities	$1,444,421	$3,732,695	$0	$0	$5,177,116

Held-to-maturity—Fair Values(2)
U.S. Treasury securities	$550	$0	$0	$0	$550
State and political subdivisions of states	0	2,549	4,291	32,230	39,070
Residential mortgage-backed securities	0	0	0	9,774	9,774
Other debt securities	619	4,210	1,991	3,777	10,597

Total held-to-maturity investment securities	$1,169	$6,759	$6,282	$45,781	$59,991

(1)	Available-for-sale investment securities are reported at fair value.
(2)	Held-to-maturity investment securities are reported at amortized cost.

4.	Loan Receivables

The Company has three portfolio segments: credit card loans, other consumer loans and purchased credit-impaired (“PCI”) student loans acquired in the SLC transaction (See Note 2: Business Combinations). Within these portfolio segments, the Company has classes of receivables which are depicted in the table below (dollars in thousands):

	February 28, 2011	November 30, 2010
Loans held for sale(1)	$766,661	$788,101
Loan portfolio:
Credit card loans:
Discover Card(2)	44,081,251	44,904,267
Discover business card	235,996	252,727

Total credit card loans	44,317,247	45,156,994
Other consumer loans:
Personal loans	2,019,749	1,877,633
Private student loans	1,534,104	999,322
Other	14,083	14,363

Total other consumer loans	3,567,936	2,891,318
PCI student loans(3)	3,011,384	0

Total loan portfolio	50,896,567	48,048,312

Total loan receivables	51,663,228	48,836,413
Allowance for loan losses	(3,033,459)	(3,304,118)

Net loan receivables	$48,629,769	$45,532,295

(1)	Amount represents federal student loans. At February 28, 2011 and November 30, 2010, $491.0 million and $500.2 million of federal student loan receivables, respectively, were pledged as collateral against a long-term borrowing.
(2)	Amounts include $18.3 billion and $19.5 billion of underlying investors’ interest in trust debt at February 28, 2011 and November 30, 2010, respectively, and $15.1 billion and $14.9 billion in seller’s interest at February 28, 2011 and November 30, 2010, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for further information.
(3)	Amount includes $3,007 million of loans pledged as collateral against the notes issued from the SLC securitization trusts. See Note 5: Credit Card and Student Loan Securitization Activities. The remaining $4.6 million not pledged as collateral represents loans eligible for reimbursement through an indemnification claim. SLC must purchase such loans from the trust before a claim may be filed.

Credit Quality Indicators. The Company regularly reviews its collection experience (including delinquencies and net charge-offs) in determining its allowance for loan losses. Credit card and closed-end consumer loan receivables are placed on nonaccrual status upon receipt of notification of the bankruptcy or death of a customer or suspected fraudulent activity on an account. In some cases of suspected fraudulent activity, loan receivables may resume accruing interest upon completion of the fraud investigation.

Information related to the delinquencies and net charge-offs in the Company’s loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown later under the heading “Purchased Credit-Impaired Loans” (dollars in thousands):

Delinquent and Non-Accruing Loans:
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing
At February 28, 2011
Credit card loans:
Discover card(1)	$703,504	$875,406	$1,578,910	$764,968	$250,827
Discover business card	3,997	6,984	10,981	6,423	1,107

Total credit card loans	707,501	882,390	1,589,891	771,391	251,934
Other consumer loans:
Personal loans	15,661	8,643	24,304	7,880	2,633
Private student loans (excluding PCI)	9,384	1,697	11,081	1,697	95
Other	199	3,472	3,671	0	3,556

Total other consumer loans (excluding PCI)	25,244	13,812	39,056	9,577	6,284

Total loan receivables (excluding PCI)	$732,745	$896,202	$1,628,947	$780,968	$258,218

At November 30, 2010
Total loan receivables(1)	$908,306	$993,618	$1,901,924	$853,757	$325,900

(1)	Consumer credit card loans that are 90 or more days delinquent and accruing interest include $77.0 million and $35.0 million of loans accounted for as troubled debt restructurings at February 28, 2011 and November 30, 2010, respectively.

Net Charge-Offs:
	Net Charge-offs	Net Charge-off Rate
For the Three Months Ended February 28, 2011
Credit card loans:
Discover card	$661,243	5.93%
Discover business card	6,533	10.38%

Total credit card loans	667,776	5.96%
Other consumer loans:
Personal loans	19,634	4.10%
Private student loans (excluding PCI)	924	0.29%
Other	34	0.97%

Total other consumer loans (excluding PCI)	20,592	1.38%

Net charge-offs as a percentage of total loans (excluding PCI)	$688,368	5.64%

Net charge-offs as a percentage of total loans (including PCI)	$688,368	5.42%

Additionally, the Company reviews information related to the performance of the customer’s account with the Company as well as information from credit bureaus, such as a FICO score, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and monthly or quarterly thereafter. The following table provides the most recent FICO scores available for the Company’s customers as of February 28, 2011, as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
Discover card	76%	24%
Discover business card	84%	16%
Private student loans (excluding PCI)	93%	7%
Personal loans	89%	11%

Allowance for Loan Losses. The Company maintains an allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio. The Company considers the collectibility of all amounts contractually due on its loan receivables, including those components representing interest and fees. Accordingly, the allowance for loan losses represents the estimated uncollectible principal, interest and fee components of loan receivables. The allowance is evaluated monthly for adequacy and is maintained through an adjustment to the provision for loan losses. Charge-offs of principal amounts of loans outstanding are deducted from the allowance and subsequent recoveries of such amounts increase the allowance. Charge-offs of loan balances representing unpaid interest and fees result in a reversal of interest and fee income, respectively.

For its credit card loan receivables, the Company bases its allowance for loan losses on several analyses that help estimate incurred losses as of the balance sheet date. While the Company’s estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. The Company uses a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The loan balances used in the migration analysis represent all amounts contractually due and, as a result, the migration analysis captures principal, interest and fee components in estimating uncollectible accounts. The Company uses other analyses to estimate losses incurred on non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, current economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, and forecasting uncertainties. The Company does not identify individual loans for impairment, but instead estimates its allowance for credit card loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest.

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

The following table provides changes in the Company’s allowance for loan losses for the three months ended February 28, 2011 and 2010 (dollars in thousands):

	For the Three Months Ended February 28,
	2011	2010
Balance at beginning of period	$3,304,118	$1,757,899
Additions:
Addition to allowance related to securitized receivables(1)	0	2,144,461
Provision for loan losses	417,709	1,387,206
Deductions:
Charge-offs:
Discover card	(792,632)	(1,140,485)
Discover business card	(7,386)	(19,286)

Total credit card loans	(800,018)	(1,159,771)
Personal loans	(20,050)	(24,080)
Federal student loans	0	(49)
Private student loans	(939)	(344)
Other	(35)	(8)

Total other consumer loans	(21,024)	(24,481)

Total charge-offs	(821,042)	(1,184,252)
Recoveries:
Discover card	131,389	101,121
Discover business card	853	730

Total credit card loans	132,242	101,851
Personal loans	416	191
Private student loans	15	2
Other	1	2

Total other consumer loans	432	195

Total recoveries	132,674	102,046

Net charge-offs	(688,368)	(1,082,206)

Balance at end of period	$3,033,459	$4,207,360

(1)	On December 1, 2009, upon adoption of FASB Statements No. 166 and 167, the Company recorded $2.1 billion allowance for loan losses related to newly consolidated and reclassified credit card loan receivables.

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card and other consumer loans is as follows (dollars in thousands):

	For the Three Months Ended February 28,
	2011	2010
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)(1)	$188,221	$267,707
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)(1)	$35,370	$92,088

(1)	Beginning in 2011, net charge-offs of interest and fees include amounts related to other consumer loans. Prior to 2011 such amounts were not material.

The following table provides additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio (which excludes loans held for sale) by impairment methodology (dollars in thousands):

	Credit Card	Personal Loans	Student Loans	Other Loans	Total
At February 28, 2011
Allowance for loans evaluated for impairment as:
Collectively impaired(1)	$2,733,992	$74,379	$19,153	$1,081	$2,828,605
Troubled debt restructurings(2)	204,854	0	0	0	204,854
Purchased credit-impaired(3)	0	0	0	0	0

Total allowance for loan losses	$2,938,846	$74,379	$19,153	$1,081	$3,033,459

Recorded investment in loans evaluated for impairment as:
Collectively impaired(1)	$43,047,675	$2,019,749	$1,534,104	$14,083	$46,615,611
Troubled debt restructurings(2)	1,269,572	0	0	0	1,269,572
Purchased credit-impaired(3)	0	0	3,011,384	0	3,011,384

Total recorded investment	$44,317,247	$2,019,749	$4,545,488	$14,083	$50,896,567

At November 30, 2010
Allowance for loans evaluated for impairment as:
Collectively impaired(1)	$3,095,046	$76,087	$18,569	$574	$3,190,276
Troubled debt restructurings(2)	113,842	0	0	0	113,842
Purchased credit-impaired(3)	0	0	0	0	0

Total allowance for loan losses	$3,208,888	$76,087	$18,569	$574	$3,304,118

Recorded investment in loans evaluated for impairment as:
Collectively impaired(1)	$44,851,650	$1,877,633	$999,322	$14,363	$47,742,968
Troubled debt restructurings(2)	305,344	0	0	0	305,344
Purchased credit-impaired(3)	0	0	0	0	0

Total recorded investment	$45,156,994	$1,877,633	$999,322	$14,363	$48,048,312

(1)	Represents loans evaluated for impairment in accordance with ASC 450-20, Loss Contingencies.
(2)	Represents loans evaluated for impairment in accordance with ASC 310-10, Receivables, which consists of modified loans accounted for as troubled debt restructurings. The unpaid principal balance of such loans was $1.1 billion at February 28, 2011. In the first quarter 2011, the Company began accounting for credit card loans modified through temporary hardship and external programs as troubled debt restructurings. The impact on the allowance for loan losses as a result of this change was not material. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.
(3)	Represents loans evaluated for impairment in accordance with ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Impaired Loans and Troubled Debt Restructurings. The Company has loan modification programs that provide for temporary or permanent hardship relief for credit card loans to borrowers experiencing financial hardship. The temporary hardship program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than twelve months. The permanent workout program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. These programs do not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments.

The Company also makes loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency (“CCCA”) program (referred to below as external programs). These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees.

Credit card loan receivables modified in a troubled debt restructuring are recorded at their present value with impairment measured as the difference between the loan balance and the discounted present value of cash flows expected to be collected. Consistent with the Company’s measurement of impairment of modified loans on a pooled basis, the Company uses as its discount rate the average current annual percentage rate it applies to non-impaired credit card loans, similar to what would have applied to the pool of modified loans prior to impairment.

Interest income from loans accounted for as troubled debt restructurings is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs. Additional information about modified loans in the Company’s credit card portfolio is shown below (dollars in thousands):

For the Three Months Ended February 28, 2011(1)	Temporary and Permanent Programs	External Programs
Average recorded investment in loans	$545,030	$741,654
Interest income recognized during the time within the period these loans were impaired(2)	$6,490	$15,740
Gross interest income that would have been recorded in accordance with the original terms(3)	$15,523	$2,529

For the Three Months Ended February 28, 2010	Permanent Programs
Average recorded investment in loans	$226,506
Interest income recognized during the time within the period these loans were impaired(2)	$642
Gross interest income that would have been recorded in accordance with the original terms(3)	$8,618

(1)	In addition to loans modified through permanent workout programs, in the first quarter 2011, the Company began accounting for credit card loans modified through temporary hardship and external programs as troubled debt restructurings. The impact on the allowance for loan losses as a result of this change was not material.
(2)	The Company does not separately track interest income on loans in modification programs. Amounts shown are estimated by applying an average interest rate to the average loans in the various modification programs.
(3)	The Company does not separately track the amount of gross interest income that would have been recorded if the loans in modification programs had not been restructured and interest had instead been recorded in accordance with the original terms. Amounts shown are estimated by applying the difference between the average interest rate earned on non-impaired credit card loans and the average interest rate earned on loans in the modification programs to the average loans in the modification programs.

Purchased Credit-Impaired Loans. Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in The Student Loan Corporation transaction comprise the Company’s only PCI loans at February 28, 2011.

PCI loans are subject to interest income recognition on the basis of expected cash flows rather than contractual cash flows, pursuant to ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company accounts for the entire portfolio of acquired private student loans on the basis of expected cash flows. As the loan portfolio was acquired at a discount related, at least in part, to a decline in the credit quality of the loans since their origination, management has concluded it is probable that it will be unable to collect all contractually required payments due. However, the Company is unable to specifically identify which loans it will be unable to collect.

The PCI student loans were aggregated into pools based on common risk characteristics. Loans were grouped primarily on the basis of origination date as loans originated in a particular year generally reflect the application of common origination strategies and/or underwriting criteria. Because student loan payments are deferred while the student is in school and all loans in deferment are considered performing, the segmentation between performing and non-performing loans is not considered an accurate risk indicator and was therefore not used as a basis for segmentation. The loan pools match the composition of the securitization trusts in which the acquired loans are held. Each pool is accounted for as a single asset and each has a single composite interest rate, total contractual cash flows and total expected cash flows.

As of the December 31, 2010 acquisition date, the PCI student loans had an aggregate outstanding balance of approximately $3.8 billion, including accrued interest, and a fair value (initial carrying value) of approximately $3.1 billion. Of the $3.8 billion aggregate outstanding balance of loans acquired, loans with an aggregate outstanding balance of approximately $31 million were non-performing as of the acquisition date. PCI student loans had an unpaid principal balance of $3.6 billion and a related carrying amount of $3.0 billion as of February 28, 2011.

At the time of acquisition, these loans were recorded at fair value. The Company estimated the initial fair value of the acquired loans based on the cash flows expected to be collected, discounted at a market rate of interest. Expected cash flows used in the initial fair value measurement reflect the effect of expected losses and prepayments as well as anticipated changes in the interest rate indices applicable to these variable rate loans.

Interest income is recognized on each pool of PCI student loans through accretion on a level-yield basis over the life of the loan pool of the difference between the carrying amount of the loan pool and the expected cash flows (accretable yield). The initial estimate of the fair value of the PCI student loans includes the impact of expected credit losses, and therefore, no allowance for loan losses was recorded at the purchase date. The difference between contractually required cash flows and cash flows expected to be collected, as measured at the acquisition date and considering the impact of expected prepayments, is referred to as the non-accretable difference. Charge-offs are absorbed by the non-accretable difference and do not result in a charge to earnings. Consistent prepayment assumptions, which are based on management’s consideration of loan pool characteristics, are applied to both the contractual cash flow and expected cash flow estimates.

The initial estimate of cash flows expected to be collected is updated each reporting period to reflect management’s latest assumptions about expected credit losses and borrower prepayments, and interest rates in effect in the current period. To the extent expected credit losses increase after the date of acquisition, the Company must record an allowance for loan losses through a charge against earnings. There has not been any significant credit deterioration since the acquisition date, and therefore no allowance has been established for the PCI student loans at February 28, 2011. Changes in expected cash flows related to changes in prepayments or interest rate indices for variable rate loans generally are recorded prospectively as adjustments to interest income.

To the extent that a significant increase in cash flows due to lower expected losses is deemed probable, the Company will first reverse any previously established allowance for loan loss and then increase the amount of remaining accretable yield. The increase to yield would be recognized prospectively over the remaining life of the loan pool. An increase in the accretable yield would reduce the remaining non-accretable difference available to absorb subsequent charge-offs.

Certain PCI student loans contained in the pool are covered by an indemnification from Citibank for credit losses. The indemnified loans are presented along with all other PCI student loans and the related indemnification asset is recognized as a separate asset on the Company’s condensed consolidated statement of financial condition. See Note 2: Business Combinations for a description of the indemnification asset.

The following are contractually required payments receivable, cash flows expected to be collected and fair value as of the acquisition date (dollars in millions):

At December 31, 2010
Contractually required payments receivable(1)	$5,673
Less: Non-accretable difference(2)	(846)

Cash flows expected to be collected	4,827
Less: Accretable yield(3)	(1,776)

Fair value of loans acquired	$3,051

(1)	Amount represents principal and interest payments, both currently due and due in the future, adjusted for the effect of estimated prepayments.
(2)	Charge-offs on acquired loans will be written off against non-accretable difference.
(3)	Amount accreted into interest income over the estimated lives of the acquired loans.

The following table provides changes in accretable yield for the acquired loans for the period ended February 28, 2011 (dollars in millions):

For the Three Months Ended February 28, 2011
Balance at beginning of period	$0
Acquisition of The Student Loan Corporation	1,776
Accretion into interest income	(39)

Balance at end of period	$1,737

Information related to the credit quality indicators of the PCI student loans in total (which includes loans not yet in repayment) is shown in the table below:

At February 28, 2011
30 or more days delinquent	2.65%
90 or more days delinquent	0.85%
Net charge-off rate	1.06%

5.	Credit Card and Student Loan Securitization Activities

Credit Card Securitization Activities

The Company accesses the term asset securitization market through the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”), which are trusts into which credit card loan receivables are transferred (or, in the case of DCENT, into which beneficial interests in DCMT are transferred) and from which beneficial interests are issued to investors.

The DCMT structure consists of Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties. Credit enhancement is provided by the subordinated Class B certificates, cash collateral accounts, and more subordinated Series 2009-CE certificates that are held by a wholly-owned subsidiary of Discover Bank. The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes. The majority of these more highly subordinated classes of notes are held by subsidiaries of Discover Bank. In addition, there is another series of certificates (Series 2009-SD) issued by DCMT which provides increased excess spread levels to all other outstanding securities of the trusts. The Series 2009-SD certificates are held by a wholly-owned subsidiary of Discover Bank. In January 2010, the Company increased the size of the Class D (2009-1) note and Series 2009-CE certificate to further support the more senior securities of the trusts. The Company was not contractually required to provide this incremental level of credit enhancement but did so pursuant to the trusts’ governing documents in order to maintain the credit ratings of the securities issued by the trusts and to preserve the Company’s viability as a participant in the credit card asset-backed securitization markets. The credit-related risk of loss associated with trust assets as of the balance sheet date to which the Company is exposed through the retention of these subordinated interests is fully captured in the allowance for loan losses recorded by the Company.

The Company’s credit card securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company. The Company’s retained interests in the assets of the trusts, principally consisting of investments in DCMT certificates and DCENT notes held by subsidiaries of Discover Bank, constitute intercompany positions which are eliminated in the preparation of the Company’s condensed consolidated statement of financial condition.

Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts’ creditors. The trusts have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash – for securitization investors. Investment of trust cash balances is limited to investments that are permitted under the governing documents of the trusts and which have maturities no later than the related date on which funds must be made available for distribution to trust investors. With the exception of the seller’s interest in trust receivables, the Company’s interests in trust assets are generally subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt. The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in thousands):

	February 28, 2011	November 30, 2010
Cash collateral accounts(1)	$345,000	$459,474
Collections and interest funding accounts	169,921	904,284

Restricted cash—for securitization investors	514,921	1,363,758
Investors’ interests held by third-party investors	13,694,740	14,921,057
Investors’ interests held by wholly owned subsidiaries of Discover Bank	4,595,532	4,608,210
Seller’s interest	15,110,509	14,923,722

Loan receivables—restricted for securitization investors(2)	33,400,781	34,452,989
Allowance for loan losses allocated to securitized loan receivables(2)	2,207,480	2,431,399

Net loan receivables	31,193,301	32,021,590
Other	23,872	24,083

Carrying value of assets of consolidated variable interest entities	$31,732,094	$33,409,431

(1)	Amount pledged as collateral against a long-term borrowing.
(2)	The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

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

In addition to performance measures associated with the transferred credit card loan receivables, there are other events or conditions which could trigger an early amortization event. As of February 28, 2011, no economic or other early amortization events have occurred.

The tables below provide information concerning investors’ interests and related excess spreads at February 28, 2011 (dollars in thousands):

	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$5,938,317	10
Discover Card Execution Note Trust (DiscoverSeries notes)	12,351,955	26

Total investors’ interests	$18,290,272	36

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread(1)(2)
Group excess spread percentage	14.40%
DiscoverSeries excess spread percentage	14.01%

(1)	DCMT certificates refer to the higher of the Group excess spread or their applicable series excess spread (not shown) and DiscoverSeries notes refer to the higher of the Group or DiscoverSeries excess spread in assessing whether an economic early amortization has been triggered.
(2)	Discount Series (DCMT 2009-SD) makes principal collections available for reallocation to other series to cover shortfalls in interest and servicing fees and to reimburse charge-offs. Three-month rolling average excess spread rates reflected the availability of these additional collections.

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

Student Loan Securitization Activities

The Company’s student loan securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company. Trust receivables underlying third-party investors’ interests are recorded in other loan receivables, and the related debt issued by the trusts is reported in long-term borrowings. The assets of the Company’s consolidated VIEs are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trust.

Under terms of all the trust arrangements, the Company has the option, but not the obligation, to provide financial support, but has never provided such support. A substantial portion of the credit risk associated with the securitized loans has been transferred to third parties under private credit insurance or indemnification. See Note 2: Business Combinations.

The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in thousands):

February 28, 2011
Restricted cash for securitization investors	$161,153
Student loan receivables at fair value	$3,006,809
Other assets	$10,549

6.	Deposits

The Company offers its deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (IRA) certificates of deposit to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). As of February 28, 2011 and November 30, 2010, the Company had approximately $21.8 billion and $20.6 billion, respectively, of direct-to-consumer deposits and approximately $12.9 billion and $13.7 billion, respectively, of brokered deposits.

A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	February 28, 2011	November 30, 2010
Certificates of deposit in amounts less than $100,000(1)	$19,329,927	$19,797,420
Certificates of deposit from amounts of $100,000(1) to less than $250,000(1)	4,765,285	4,626,792
Certificates of deposit in amounts of $250,000(1) or greater	1,152,040	1,146,843
Savings deposits, including money market deposit accounts	9,481,077	8,738,784

Total interest-bearing deposits	$34,728,329	$34,309,839

Average annual interest rate	2.81%	3.12%

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

At February 28, 2011, certificates of deposit maturing during the remainder of 2011, over the next four years and thereafter were as follows (dollars in thousands):

Year	Amount
2011	$8,136,884
2012	$7,570,052
2013	$4,878,707
2014	$2,036,652
2015	$1,804,175
Thereafter	$820,782

7.	Long-Term Borrowings

Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in thousands):

	February 28, 2011		November 30, 2010
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Securitized Debt
Fixed rate asset-backed securities (including discount of $1,521)	$2,598,479	5.47%	$2,598,343	5.47%	5.10% to 5.65% fixed	Various April 2011— September 2017
Floating rate asset-backed securities	9,094,740	0.84%	10,621,057	0.75%	1-month LIBOR(1) + 3 to 130 basis points	Various March 2011— September 2015
Floating rate asset-backed securities	1,250,000	0.64%	1,250,000	0.63%	3-month LIBOR(1) + 34 basis points	December 2012
Floating rate asset-backed securities and other borrowings	750,000	0.95%	450,000	0.98%	Commercial Paper rate + 70 basis points	Various June 2011— April 2013

Total Discover Card Master Trust I and Discover Card Execution Note Trust	13,693,219		14,919,400
Floating rate asset-backed securities (including discount of $264,312)	1,542,120	0.49%	0		3-month LIBOR(1) + 7 to 45 basis points	Various April 2018— July 2036(2)
Floating rate asset-backed securities (including discount of $4,303)	693,883	4.25%	0		Prime rate +100 basis points	June 2031(2)
Floating rate asset-backed securities (including premium of $3,314)	183,841	4.00%	0		Prime rate + 75 basis points	July 2042(2)
Floating rate asset-backed securities (including premium of $7,535)	417,955	3.77%	0		1-month LIBOR(1) + 350 basis points	July 2042(2)

Total SLC Private Student Loan Trusts	2,837,799		0

Total Long-Term Borrowings—owed to securitization investors	16,531,018		14,919,400
Discover Financial Services (Parent Company)
Fixed rate senior notes due 2017
Principal value (including discount of $512)	399,488	6.45%	399,467	6.45%	6.45% fixed	June 2017
Fair value adjustment(3)	(19,995)		(7,888)

Net book value	379,493		391,579
Fixed rate senior notes due 2019	400,000	10.25%	400,000	10.25%	10.25% fixed	July 2019
Discover Bank
Subordinated bank notes due 2019 (including discount of $1,573)	698,427	8.70%	698,382	8.70%	8.70% fixed	November 2019
Subordinated bank notes due 2020 (including discount of $3,161)	496,839	7.00%	496,753	7.00%	7.00% fixed	April 2020
Floating rate secured borrowings	0	0.00%	93,980	0.79%	Commercial Paper rate + 50 basis points	December 2010
Floating rate secured borrowings	0	0.00%	212,336	0.70%	1-month LIBOR(1) + 45 basis points	December 2010
Floating rate secured borrowings(4)	484,198	0.74%	492,910	0.66%	Commercial Paper rate + 50 basis points	August 2013(4)
Capital lease obligations	195	6.26%	388	6.26%	6.26% fixed	Various

Total long-term borrowings	$18,990,170		$17,705,728

(1)	London Interbank Offered Rate (“LIBOR”).
(2)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.
(3)	The Company uses interest rate swaps to hedge this long-term borrowing against changes in fair value attributable to changes in LIBOR. See Note 14: Derivatives and Hedging Activities.
(4)	Under a program established by the U.S. Department of Education, this loan facility was entered into to fund certain federal student loans, which were held for sale at February 28, 2011 and November 30, 2010. Principal and interest payments on the underlying student loans will reduce the balance of the secured borrowing over time, with final maturity in August 2013. However, upon sale of the loans, this loan facility will be repaid.

The Company has an unsecured credit agreement that is effective through May 2012. The agreement provides for a revolving credit commitment of up to $2.4 billion (of which the Company may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). As of February 28, 2011, the Company had no outstanding balances due under the facility. The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate, LIBOR, the EURIBOR or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and Tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitment may be terminated upon an event of default.

The Company also has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of February 28, 2011, the total commitment of secured credit facilities through private providers was $5.5 billion, of which $0.8 billion had been used and was included in long-term borrowings at February 28, 2011. Access to the unused portions of the secured credit facilities expires in 2012 and 2013. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.	Income Taxes

Income tax expense consisted of the following (dollars in thousands):

	For the Three Months Ended February 28,
	2011	2010
Current:
U.S. federal	$138,848	$37,247
U.S. state and local	2,407	(3,970)
International	1,345	471

Total	142,600	33,748
Deferred:
U.S. federal	108,629	(92,799)
U.S. state and local	3,891	(8,119)
International	(9)	0

Total	112,511	(100,918)

Income tax expense (benefit)	$255,111	$(67,170)

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended February 28,
	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	0.9	5.8
Other	(0.5)	(1.5)

Effective income tax rate	35.4%	39.3%

During the first quarter 2011, the Company decreased the amount of unrecognized tax benefits by $17.6 million as a result of the settlement of certain state examination issues and receiving confirmation of a state’s treatment on a position that was uncertain. The Company is under continuous examination by the IRS and the tax authorities for various states. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 2006 through June 30, 2007. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. As part of its audit of 1999 through 2005, the IRS has proposed additional tax assessments. In August 2010, the Company filed an appeal with the IRS to protest the proposed adjustments. The Company does not anticipate that resolution of this matter will occur within the next twelve months as it is in the preliminary stage. Due to the uncertainty of the outcome of the appeal, the Company is unable to determine if the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. However, the Company believes that its reserve is sufficient to cover any penalties and interest that would result in an increase in federal taxes due.

9.	Earnings Per Share

The following table presents the calculation of basic and diluted EPS (dollars in thousands, except per share amounts):

	For the Three Months Ended February 28,
	2011	2010
Numerator:
Net income (loss)	$464,892	$(103,538)
Preferred stock dividends	0	(15,307)
Preferred stock accretion	0	(3,388)

Net income (loss) available to common stockholders	464,892	(122,233)
Income allocated to participating securities(1)	(5,464)	0

Net income (loss) allocated to common stockholders	$459,428	$(122,233)

Denominator:
Weighted average shares of common stock outstanding	545,052	543,422
Effect of dilutive common stock equivalents	489	0

Weighted average shares of common stock outstanding and common stock equivalents	545,541	543,422

Basic earnings per share	$0.84	$(0.22)
Diluted earnings per share	$0.84	$(0.22)

(1)	For the three months ended February 28, 2010, no portion of the net loss incurred by the Company was allocated to participating securities as they do not participate in net losses incurred by the Company.

The following securities were considered anti-dilutive and therefore were excluded from the denominator in the computation of diluted EPS (shares in thousands):

	For the Three Months Ended February 28,
	2011	2010
Unexercised stock options	554	4,081
Warrant issued to the U.S. Treasury	0	7,736

10.	Capital Adequacy

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of February 28, 2011, the Company and the Bank met all capital adequacy requirements to which they were subject.

Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of February 28, 2011, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.

The following table shows the actual capital amounts and ratios of the Company and the Bank as of February 28, 2011 and November 30, 2010 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
February 28, 2011:
Total capital (to risk-weighted assets)
Discover Financial Services	$8,442,146	16.0%	$4,229,495	≥8.0%	$5,286,869	≥10.0%
Discover Bank	$8,143,844	15.7%	$4,161,583	≥8.0%	$5,201,978	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$6,556,730	12.4%	$2,114,747	≥4.0%	$3,172,121	≥6.0%
Discover Bank	$6,268,908	12.1%	$2,080,791	≥4.0%	$3,121,187	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$6,556,730	10.2%	$2,559,973	≥4.0%	$3,199,967	≥5.0%
Discover Bank	$6,268,908	9.9%	$2,522,435	≥4.0%	$3,153,044	≥5.0%
November 30, 2010:
Total capital (to risk-weighted assets)
Discover Financial Services	$7,946,619	15.9%	$3,989,689	≥8.0%	$4,987,111	≥10.0%
Discover Bank	$7,817,205	15.9%	$3,923,344	≥8.0%	$4,904,180	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$6,095,000	12.2%	$1,994,844	≥4.0%	$2,992,266	≥6.0%
Discover Bank	$5,975,824	12.2%	$1,961,672	≥4.0%	$2,942,508	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$6,095,000	9.9%	$2,464,324	≥4.0%	$3,080,406	≥5.0%
Discover Bank	$5,975,824	9.8%	$2,431,610	≥4.0%	$3,039,512	≥5.0%

11.	Commitments, Contingencies and Guarantees

Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2021. At February 28, 2011, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in thousands):

	Capitalized Leases	Operating Leases
2011	$197	$6,323
2012	0	9,906
2013	0	8,299
2014	0	6,986
2015	0	6,133
Thereafter	0	14,460

Total minimum lease payments	197	$52,107

Less: Amount representing interest	2

Present value of net minimum lease payments	$195

Unused commitments to extend credit. At February 28, 2011, the Company had unused commitments to extend credit for consumer loans and commercial loans of approximately $165 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other consumer loan products, provided there is no violation of conditions in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.

Commitments to purchase private student loans. Prior to its acquisition by the Company on December 31, 2010, SLC had an agreement with Citibank providing for the origination and servicing of private student loans. Citibank would originate and fund such loans and, after final disbursement, SLC would purchase the loans from Citibank. This agreement between SLC and Citibank was terminated on December 31, 2010, at which time the Company entered into an agreement with Citibank to purchase (i) eligible private student loans originated by Citibank prior to December 31, 2010 and (ii) any private student loans originated by Citibank on or after December 31, 2010 under a new loan origination agreement entered into between Citibank and SLC on December 31, 2010. The Company has agreed to purchase the loans at the funded amount (plus accrued interest and less any capitalized fees for any loans first funded prior to December 31, 2010) and, for any loans first funded by Citibank on December 31, 2010 or later, pay a premium equal to 0.125%. The Company completed the first purchase of loan participations under this agreement on January 3, 2011. The agreement expires on December 31, 2011, although the Company is permitted to extend the agreement for up to two additional six-month terms, or through December 31, 2012. Although the agreement does not set forth a minimum or maximum amount of loans to be purchased, the Company must purchase all eligible loans originated by Citibank, which the Company estimates to be $0.5 billion to $1 billion through the end of the first term, or December 31, 2011. As of February 28, 2011, the Company had committed to purchase $14 million of loans under this agreement.

Secured Borrowing Representations and Warranties. As part of the Company’s financing activities, the Company provides representations and warranties that certain assets pledged as collateral in secured borrowing arrangements conform to specified guidelines. Due diligence is performed by the Company which is intended to ensure that asset guideline qualifications are met. If the assets pledged as collateral do not meet certain conforming guidelines, the Company may be required to replace, repurchase or sell such assets. In its credit card securitization activities, the Company would replace nonconforming receivables through the allocation of excess seller’s interest or from additional transfers from the unrestricted pool of receivables. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. In its student loan securitizations, the Company would generally repurchase the loans from the trust at the outstanding principal amount plus interest.

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

February 28, 2011
Diners Club:
Merchant guarantee (in millions)	$261
PULSE:
ATM guarantee (in thousands)	$910

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of February 28, 2011, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of February 28, 2011, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.

Merchant Chargeback Guarantees. The Company issues and permits third parties to issue payment cards and owns and operates the Discover Network. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution) or after expiration of the time period for chargebacks in the applicable agreement, the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases.

The maximum potential amount of obligations of the Discover Network arising as a result of such contingent obligations is estimated to be the portion of the total Discover Network transaction volume processed to date for which timely and valid disputes may be raised under applicable law and relevant issuer and customer agreements. There is no limitation on the maximum amount the Company may be liable to pay to issuers. However, the Company believes that such amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Three Months Ended February 28,
	2011	2010
Losses related to merchant chargebacks (in thousands)	$921	$757
Aggregate sales transaction volume (in millions)(1)	$25,787	$23,996

(1)	Represents period transactions processed on the Discover Network to which a potential liability exists which, in aggregate, can differ from credit card sales volume.

The Company has not recorded any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees on February 28, 2011 and November 30, 2010. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts, and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition (in thousands):

	February 28, 2011	November 30, 2010
Settlement withholdings and escrow deposits	$37,022	$30,483

12.	Litigation

In the normal course of business, from time to time, the Company has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company contests liability and/or the amount of damages as appropriate in each pending matter. In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the reserves that the Company has established for legal proceedings is from $0 to $40 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, takes into account the Company’s best estimate of such losses for those matters for which an estimate can be made, and does not represent the Company’s maximum potential loss exposure. The legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.

The Company’s estimated range above involves significant judgment, given the varying stages of the proceedings, the existence of numerous yet to be resolved issues, the breadth of the claims (often spanning multiple years and, in some cases, a wide range of business activities), unspecified damages and/or the novelty of the legal issues presented. The outcome of pending matters could be material to the Company’s consolidated financial condition, operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s income for such period, and could adversely affect the Company’s reputation.

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

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, accounting, tax and operational matters, some of which may result in adverse judgments, settlements, fines, penalties, injunctions, or other relief. For example, the Company received a notice of proposed assessment from the IRS related to its audit of the Company’s 1999-2005 tax years as further discussed in Note 8: Income Taxes.

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

On December 6, 2010, the Attorney General for the State of Minnesota filed a lawsuit against the Company in the District Court for Hennepin County, Minnesota (Minnesota v. Discover Financial Services, Discover Bank and DFS Services LLC). The lawsuit challenges the Company’s enrollment of Discover cardmembers in various fee based products under Minnesota law. The remedies sought in the lawsuit include an injunction prohibiting the Company from engaging in the alleged violations, restitution for all persons allegedly injured by the complained of practices, civil penalties and costs. The Company will seek to vigorously defend all claims asserted against it. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter.

There are eight putative class action cases pending in relation to the sale of the Company’s payment protection fee product. The cases were filed (all in United States District Courts) on July 8, 2010 in the Northern District of California (Walker, et al. v. DFS, Inc. and Discover Bank; subsequently transferred to the Northern District of Illinois); July 16, 2010 in the Central District of California (Conroy v. Discover Financial Services and Discover Bank); October 22, 2010 in the District of South Carolina (Alexander v. Discover Financial Services, Inc.; DFS Services LLC; Discover Bank; and Morgan Stanley); November 5, 2010 in the Northern District of Illinois (Callahan v. Discover Financial Services, Inc. and Discover Bank); December 17, 2010 in the Western District of Tennessee (Sack v. DFS Services LLC; Discover Financial Services, Inc.; and Discover Bank); January 14, 2011 in the Eastern District of Pennsylvania (Boyce v. DFS Services LLC; Discover Financial Services Inc.; Discover Bank); February 15, 2011 in the Southern District of Florida (Triplett v. Discover Financial Services, Inc., DFS Financial Services LLC, Discover Bank and Morgan Stanley); and March 7, 2011 in the Eastern District of Pennsylvania (Discover Financial Services, Inc., DFS Financial Services LLC, Discover Bank, Morgan Stanley et al.). On February 7, 2011, six of the cases (Alexander, Conroy, Walker, Callahan, Sack and Boyce) were transferred to the U.S. District Court for the Northern District of Illinois pursuant to a multi-district litigation order issued by the Joint Panel on Multidistrict Litigation.

These class actions challenge the Company’s marketing practices with respect to its payment protection fee product to cardmembers under various state laws and the Truth in Lending Act. The plaintiffs seek monetary remedies including unspecified damages and restitution, attorneys’ fees and costs, and various forms of injunctive relief including an order rescinding the payment protection fee product enrollments of all class members. The Company will seek to vigorously defend all claims asserted against it. The Company is not in a position at this time to assess the likely outcomes or its exposure, if any, with respect to these matters.

13.	Fair Value Disclosures

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

The following table provides the estimated fair values of financial instruments (dollars in thousands):

	February 28, 2011		November 30, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$5,171,425	$5,171,425	$5,098,733	$5,098,733
Restricted cash	$676,074	$676,074	$1,363,758	$1,363,758
Other short-term investments	$375,000	$375,000	$375,000	$375,000
Investment securities:
Available-for-sale	$5,177,116	$5,177,116	$5,002,579	$5,002,579
Held-to-maturity	$63,765	$59,991	$72,816	$70,195
Net loan receivables	$48,629,769	$48,930,530	$45,532,295	$45,835,543
Derivative financial instruments	$10,552	$10,552	$4,995	$4,995
Financial Liabilities
Deposits	$34,858,994	$35,824,165	$34,413,383	$35,500,526
Short-term borrowings	$100,000	$100,000	$0	$0
Long-term borrowings—owed to securitization investors	$16,531,018	$16,795,887	$14,919,400	$15,148,534
Other long-term borrowings	$2,459,152	$2,831,180	$2,786,328	$3,118,967
Derivative financial instruments	$25,909	$25,909	$6,594	$6,594

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

Net loan receivables. The Company’s loan receivables are comprised of credit card and installment loans, including the private student loans acquired from SLC. To estimate the fair value of loan receivables, loans are aggregated into pools of similar loan types, characteristics and expected repayment terms. The fair values of all loan receivables, other than PCI student loans are estimated by discounting expected future cash flows using rates at which similar loans could be made under current market conditions. The fair value of the PCI student loans is deemed to approximate the carrying value at February 28, 2011 given the proximity to the fair value calculation associated with purchase accounting.

Derivative financial instruments. The Company’s derivative financial instruments consist of interest rate swaps and foreign currency forward contracts. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and option volatility. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. See Note 14: Derivatives and Hedging Activities for more information.

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

Short-term borrowings. The carrying values of short-term borrowings approximate their fair value. Federal Funds purchased and repurchase agreements are short-term in nature and have maturities of less than one year.

Long-term borrowings—owed to securitization investors. Fair values of long-term borrowings owed to credit card securitization investors are determined utilizing quoted market prices of the same transactions. Fair values of long-term borrowings owed to student loan securitization investors are calculated by discounting cash flows using estimated assumptions including, among other things, maturity and market discount rates.

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

Disclosures concerning assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at February 28, 2011
Assets
U.S Treasury securities	$1,807,414	$0	$0	$1,807,414
U.S government agency securities	2,120,627	0	0	2,120,627
Credit card asset-backed securities of other issuers	0	743,475	0	743,475
Corporate debt securities	0	505,600	0	505,600

Available-for-sale investment securities	$3,928,041	$1,249,075	$0	$5,177,116
Derivative financial instruments	$0	$10,552	$0	$10,552
Liabilities
Derivative financial instruments	$0	$25,909	$0	$25,909
Balance at November 30, 2010
Assets
U.S Treasury securities	$1,574,853	$0	$0	$1,574,853
U.S government agency securities	1,888,701	0	0	1,888,701
Credit card asset-backed securities of other issuers	0	1,031,112	0	1,031,112
Corporate debt securities	0	507,896	0	507,896
Equity securities	0	0	17	17

Available-for-sale investment securities	$3,463,554	$1,539,008	$17	$5,002,579
Derivative financial instruments	$0	$4,995	$0	$4,995
Liabilities
Derivative financial instruments	$0	$6,594	$0	$6,594

At February 28, 2011, amounts reported in credit card asset-backed securities issued by other institutions reflected senior-rated Class A securities having a par value of $656 million and more junior-rated Class B and Class C securities with par values of $50 million and $35 million, respectively. The Class A securities had a weighted-average coupon of 2.51% and a weighted-average remaining maturity of 9.7 months, the Class B, 0.60% and 14.6 months, respectively, and the Class C, 0.69% and 11.9 months, respectively. The underlying loans for these securities are predominantly prime general-purpose credit card loan receivables. Amounts reported in corporate debt securities reflected AAA-rated corporate debt obligations issued under the Temporary Liquidity Guarantee Program (“TLGP”) that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with a par value of $495 million, a weighted-average coupon of 2.42% and a weighted-average remaining maturity of 14.7 months.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

For the Three Months Ended February 28, 2011	Balance at November 30, 2010	Total Realized and Unrealized Gains (Losses)	Sales	Net Transfers Into and/ or Out of Level 3	Balance at February 28, 2011	Change in unrealized gains (losses) related to financial instruments held at February 28, 2011
Assets
Equity securities	$17	$144	$(161)	$0	$0	$0

Available-for-sale investment securities	$17	$144	$(161)	$0	$0	$0

For the Three Months Ended February 28, 2010	Balance at November 30, 2009	Derecognition of assets upon adoption of Statement No. 167	Total Realized and Unrealized Gains (Losses)		Purchases, Sales, Other Settlements and Issuances, net	Net Transfers Into and/ or Out of Level 3	Balance at February 28, 2010	Change in unrealized gains (losses) related to financial instruments held at February 28, 2010
Assets
Certificated retained interest in DCENT	$2,204,969	$(2,204,969)	$0		$0	$0	$0	$0
Credit card asset-backed securities of other issuers	381,705	0	0		0	(381,705)	0	0
Asset-backed commercial paper notes	58,792	0	3,379	(1)	0	0	62,171	0

Available-for-sale investment securities	$2,645,466	$(2,204,969)	$3,379		$0	$(381,705)	$62,171	0

Cash collateral accounts	$822,585	$(822,585)	$0		$0	$0	$0	$0
Interest-only strip receivable	117,579	(117,579)	0		0	0	0	0

Amounts due from asset securitization	$940,164	$(940,164)	$0		$0	$0	$0	$0

(1)	Reflects unrealized pretax gains recorded in other comprehensive income in the condensed consolidated statement of financial condition.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three months ended February 28, 2011, the Company had no impairments related to these assets.

As of February 28, 2011, the Company had not made any fair value elections with respect to any of its eligible assets and liabilities as permitted under ASC 825-10-25.

14.	Derivatives and Hedging Activities

The Company uses derivatives to manage its exposure to various financial risks. The Company does not enter into derivatives for trading or speculative purposes. Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict requirements of hedge accounting. All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values.

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

The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at February 28, 2011 will be reclassified to interest income as interest payments are received on certain of its floating rate credit card loan receivables. During the next 12 months, the Company estimates it will reclassify to earnings $8.6 million of pretax gains related to its derivatives designated as cash flow hedges.

Fair Value Hedges. The Company is exposed to changes in fair value of certain of its fixed rate debt obligations due to changes in interest rates. During the three months ended February 28, 2011, the Company used an interest rate swap to manage its exposure to changes in fair value of fixed rate senior notes attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. The interest rate swap involves the receipt of a fixed rate amount from a counterparty in exchange for the Company making payments of a variable rate amount over the life of the agreement without exchange of the underlying notional amount. This interest rate swap qualifies as a fair value hedge in accordance with ASC 815. Changes in both the fair value of the derivative and the hedged fixed rate senior note relating to the risk being hedged were recorded in interest expense and provided substantial offset to one another. Ineffectiveness related to this fair value hedge was recorded in interest expense. The basis difference between the fair value and the carrying amount of the fixed rate debt as of the inception of the hedging relationship is amortized and recorded in interest expense.

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

Interest Rate Swaps. The Company also may have from time to time interest rate swap agreements that are not designated as hedges. As part of its acquisition of SLC, the Company also acquired an interest rate swap related to the securitized debt assumed in the SLC transaction. Such agreements are not speculative and are also used to manage interest rate risk but are not designated for hedge accounting. Changes in the fair value of these contracts are recorded in other income.

The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments, as well as the location they are reported in the statement of financial condition as of February 28, 2011 and November 30, 2010. See Note 13: Fair Value Disclosures for a description of the valuation methodologies of derivatives. (Dollars in thousands):

	February 28, 2011				November 30, 2010
			Balance Sheet Location			Balance Sheet Location
	Notional Amount	Number of Transactions	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps—Cash Flow hedge	$2,000,000	8	$0	$9,117	$2,000,000	$4,989	$0
Interest rate swaps—Fair Value hedge	$400,000	1	$0	$16,746	$400,000	$0	$6,587
Derivatives not designated as hedges:
Foreign exchange forward contracts(1)	$8,246	2	$0	$46	$7,800	$6	$7
Interest rate swap	$1,522,271	1	$10,552	$0	$0	$0	$0

(1)	The foreign exchange forward contracts have notional amounts of EUR 4 million and GBP 1.675 million as of February 28, 2011 and November 30, 2010.

The following table summarizes the impact of the derivative instruments on income, as well as the location they are reported in the condensed consolidated statements of income for the three months ended February 28, 2011 and 2010 (dollars in thousands):

		For the Three Months Ended February 28,
	Location	2011	2010
Derivatives designated as hedges:
Interest Rate Swaps—Cash Flow Hedges:
Gain (loss) recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$(14,086)	$0

Total gains (losses) recognized in other comprehensive income		$(14,086)	$0

Amount reclassified from other comprehensive income into income	Interest Income	$1,851	$0
Interest Rate Swaps—Fair Value Hedges:
Interest expense—ineffectiveness		(12,915)	0
Interest expense—other		1,649	(52)

Gain (loss) on interest rate swaps	Interest Expense	(11,266)	(52)
Interest expense—ineffectiveness		13,723	0
Interest expense—other		(1,616)	25

Gain (loss) on hedged Item	Interest Expense	12,107	25

Total gains (losses) recognized in income		$2,692	$(27)

Derivatives not designated as hedges:
Gain (loss) on forward contracts	Other Income	$(451)	$103
Gain (loss) on interest rate swaps	Other Income	(688)	5

Total gains (losses) on derivatives not designated as hedges recognized in income		$(1,139)	$108

Collateral Requirements and Credit-Risk Related Contingency Features

For its interest rate swaps, the Company has master netting arrangements and minimum collateral posting thresholds with its counterparties. Collateral is required by either the Company or the counterparty depending on the net fair value position of all interest rate swaps held with that counterparty. The Company may also be required to post collateral with a counterparty depending on the credit rating it or Discover Bank receives from specified major credit rating agencies. Collateral amounts recorded in the condensed consolidated statement of financial condition are based on the net collateral receivable or payable position for each counterparty. Collateral receivable or payable amounts are not offset against the fair value of the interest rate swap, but are recorded separately in other assets or deposits.

As of February 28, 2011, the Company had a right to reclaim $27.5 million of cash collateral that had been posted as a result of the fair value position of the interest rate swaps. The Company also had a right to reclaim $4.0 million of cash collateral that had been posted because the credit rating of the Company did not meet specified thresholds. At February 28, 2011, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced to below investment grade, the Company would be required to post additional collateral, which, as of February 28, 2011, would have been $31.3 million.

As of February 28, 2011, the Company had interest rate swaps in a net liability position with all of its counterparties, the fair value of which totaled $25.9 million, inclusive of accrued interest. If the Company had breached any provisions of the derivative agreements, it could have been required to settle its obligations under the agreements at their termination values, which totaled $25.9 million at February 28, 2011.

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

•

Direct Banking. The Direct Banking segment includes Discover card-branded credit cards issued to individual and small businesses and other consumer products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary. The majority of the Direct Banking revenues relate to interest income earned on each of its loan products. Additionally, the Company’s credit card products contribute to substantially all of the Company’s revenues related to discount and interchange, fee products and loan fee income.

•

Payment Services. The Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and the Company’s third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties. The majority of the Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club.

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.

•	Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the operating segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data for the three months ended February 28, 2011 and 2010 (dollars in thousands):

For the Three Months Ended	Direct Banking	Payment Services	Total
February 28, 2011
Interest income
Credit card	$1,417,116	$0	$1,417,116
Private student loans	60,398	0	60,398
Personal loans	56,055	0	56,055
Other	19,388	7	19,388

Total interest income	1,552,957	7	1,552,964
Interest expense	382,657	71	382,728

Net interest income	1,170,300	(64)	1,170,236
Provision for loan losses	417,709	0	417,709
Other income	486,063	76,561	562,624
Other expense	561,752	33,396	595,148

Income before income tax expense	$676,902	$43,101	$720,003

February 28, 2010
Interest income
Credit card	$1,491,887	$0	$1,491,887
Private student loans	8,909	0	8,909
Personal loans	39,631	0	39,631
Other	18,720	3	18,723

Total interest income	1,559,147	3	1,559,150
Interest expense	413,686	38	413,724

Net interest income	1,145,461	(35)	1,145,426
Provision for loan losses	1,387,206	0	1,387,206
Other income	480,341	65,535	545,876
Other expense	446,261	28,543	474,804

Income (loss) before income tax expense	$(207,665)	$36,957	$(170,708)

16.	Subsequent Events

Cash Dividend. On March 22, 2011, the Company declared a cash dividend of $0.06 per share, payable on April 21, 2011, to stockholders of record at the close of business on April 7, 2011.

Long-term Borrowings. On March 8, 2011, DCENT, one of the Company’s securitization trusts, issued $1.0 billion of public credit card asset-backed securities at an interest rate of one-month LIBOR plus 35 basis points and a maturity of three years.

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

The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt, and investor sentiment; the impact of current, pending and future legislation, regulation and regulatory and legal actions, including new laws and rules and rules related to financial regulatory reform, new laws and rules limiting or modifying certain credit card practices, new laws and rules affecting securitizations, funding and liquidity, and bank holding company regulations and supervisory guidance; the actions and initiatives of current and potential competitors; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants; our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; restrictions on our operations resulting from financing transactions; our ability to increase or sustain Discover card usage or attract new customers; our ability to attract new merchants and maintain relationships with current merchants; the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events; fraudulent activities or material security breaches of key systems; our ability to introduce new products and services; our ability to sustain our investment in new technology and manage our relationships with third-party vendors; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; difficulty obtaining regulatory approval for, financing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of or investments in businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.

Additional factors that could cause our results to differ materially from those described below can be found in this section in this quarterly report and in “Risk Factors,” “Business—Competition,” “Business—Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended November 30, 2010, filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).

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

The Discover Network is a payment card transaction processing network for Discover card-branded and third-party issued credit, debit and prepaid cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE Network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or to provide card acceptance services. Our fiscal year ends on November 30 of each year.

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

First Quarter 2011 Highlights and Recent Developments

•	Net income for the first quarter 2011 was $465 million as compared to a net loss of $104 million in the first quarter 2010.

•	Discover card sales volume was $24 billion in the first quarter 2011, marking the fifth consecutive quarter of year-over-year growth in sales volumes.

•

We completed the acquisition of The Student Loan Corporation (“SLC”) on December 31, 2010. The acquisition added private student loans with a fair value of approximately $3 billion. Total loan receivables grew $2.8 billion during the quarter as growth from student loans was offset by a decline in credit card loan receivables due to higher payment rates.

•

Credit performance continued to improve in the first quarter 2011. The percentage of credit card loans 30 days or more past due continued to decline, falling 47 basis points since November 30, 2010 to a rate of 3.59% at February 28, 2011. This drove a decline in the loan loss reserve rate, which resulted in a $271 million reduction in the allowance for loan losses during the quarter.

•

Transaction dollar volume in our Payment Services segment was $43 billion in the first quarter 2011, an increase of 21% from the first quarter 2010. Pretax income for the segment was $43 million, an increase of 16% from 2010, reflecting higher margins from transactions processed on our PULSE network and increased volumes from new and existing customers.

•	On March 22, 2010, we announced an increase to our quarterly dividend from $0.02 per share to $0.06 per share of common stock.

Outlook

Credit performance continued to improve in the first quarter 2011 as evidenced by the decline in the delinquency rate of loans 30 or more days past due. We expect reductions in our delinquency rates in 2011 as compared to 2010 levels will continue, and that this is likely to result in further reductions to our allowance for loan losses.

The effect of implementing the provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) has had an unfavorable impact on the yield of our credit card loan portfolio. We expect this to continue throughout 2011 which, along with an increase in the level of balance transfer promotional offers, will contribute to further credit card yield compression. Additionally, the shift in our loan portfolio mix to lower-rate student loans will continue to reduce the overall yield on loan receivables. Although improvements in funding related costs served to moderate loan yield compression in the first quarter 2011, we expect net interest margin to decline further and likely at a faster rate during the rest of 2011 as further loan yield compression is expected to outpace improvements in funding related costs.

On March 8, 2011, we completed a public issuance of $1 billion of credit card asset-backed securities at an interest rate of one-month LIBOR plus 35 basis points and a maturity of three years. Our funding plan for 2011 anticipates growth in our deposit channels and additional issuances of credit card asset-backed securities when we believe market conditions are favorable.

Investments in marketing and advertising during the second half of 2010 and continuing into 2011 should continue to contribute to growth in Discover card sales volume. We will continue to emphasize merchant acceptance, rewards programs and marketing efforts to strengthen our brand. We also plan to increase the level of targeted promotional rate offers, which we expect to contribute to modest growth in the level of credit card receivables in the second half of 2011.

Legislative and Regulatory Developments

Financial Regulatory Reform

The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Reform Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring us to change our business practices, requiring us to meet more stringent capital, liquidity and leverage ratio requirements, limiting our ability to pursue business opportunities, imposing additional costs on us, limiting fees we can charge for services, impacting the value of our assets, or otherwise adversely affecting our businesses.

The Reform Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms. Under the Reform Act, bank holding companies with $50 billion or more in total consolidated assets (which would include us) are considered systemically significant and are subject to heightened prudential standards, including heightened capital, leverage, liquidity, credit exposure and risk management requirements and to other requirements that may be recommended by the new Financial Stability Oversight Council and implemented by the Federal Reserve. In addition, such companies (including us) will be subject to annual stress tests by the Federal Reserve and to new requirements regarding resolution plans (so-called “living wills”). On March 29, 2011, the FDIC and Federal Reserve issued a proposed rule to implement the requirement that such companies submit to the bank regulatory agencies a resolution plan or “living will” in the event of material financial distress or failure. The proposed rule addresses the content of resolution plans, the timing of submission of resolution plans and the review process of such plans by the FDIC and Federal Reserve.

The Reform Act also provides for enhanced regulation of derivatives, restrictions on and additional disclosure of executive compensation, and additional corporate governance requirements and for more stringent requirements with respect to affiliate transactions, mergers and acquisitions, proprietary trading and investment in, and sponsorship of, hedge funds and private equity funds. The Reform Act also grants broad new powers to the government to seize and conduct an orderly liquidation of failing systemically-important financial firms, including bank holding companies and other nonbank financial companies, and to recover the costs of such liquidations through assessments on large financial firms.

Effective July 2011, the Reform Act requires a bank holding company that elects treatment as a financial holding company, such as us, to be both well-capitalized and well-managed in addition to the existing requirement that a financial holding company’s subsidiary banks be well-capitalized and well-managed. If we were to fail to meet these requirements, we could be restricted from engaging in new financial activities or acquisitions or be required to discontinue or divest existing activities that are not generally permissible for bank holding companies.

The Reform Act established the Consumer Financial Protection Bureau (the “CFPB”), which will regulate consumer financial products and services provided by certain financial services providers, including us. On

July 21, 2011, many consumer financial protection functions currently assigned to the federal banking and other designated agencies will shift to the CFPB. The CFPB will be directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB will have rulemaking and interpretive authority under federal consumer financial services laws (including the CARD Act) and broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as us. State officials will be authorized to enforce consumer protection rules issued by the CFPB pursuant the consumer protection provisions of the Reform Act.

In addition, the Reform Act requires, effective July 21, 2011, that interchange fees paid to or charged by payment card issuers on debit card transactions be “reasonable and proportional” to the issuer’s cost in connection with such transactions. It also prohibits debit card networks and issuers from requiring debit transactions to be processed solely on a single payment network, or two or more affiliated payment networks, but the effective date of these provisions is not yet determined. In addition, in provisions already effective, the Reform Act prohibits credit/debit network rules that restrict merchants from offering discounts to customers in order to encourage them to use a particular form of payment, or from setting minimum transaction amounts of $10.00 or less for use of credit cards, as long as such merchant practices do not differentiate on the basis of the issuer or network. The Federal Reserve issued proposed implementing regulations in December 2010 and is expected to promulgate final rules in April. The impact of these provisions on the debit card market and our PULSE network will depend upon the outcome of the regulatory process, the actions of our competitors, and the behavior of other marketplace participants. If the Federal Reserve’s regulations are finalized as proposed, PULSE’s business practices, network transaction volume, revenue, and prospects for future growth, as well as the debit card market as a whole, may be negatively impacted. The constitutionality of the interchange fee provisions is being challenged in court, and implementation of the Federal Reserve regulations could be delayed by Congress, through legislation that has been introduced in both houses of Congress.

In addition, the Reform Act contains several provisions that could change the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums paid by Discover Bank. See “—FDIC Initiatives Regarding Assessments” below for more information. Various other assessments and fees are also authorized in the legislation and others could be authorized in the future.

As described below under “—Asset-Backed Securities Regulations,” the Reform Act also imposes a number of significant changes relating to the asset-backed securities and structured finance markets, which may impact our ability and/or desire to utilize those markets to meet funding and liquidity needs.

Many provisions of the Reform Act require the adoption of rules to implement. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. The effect of the Reform Act and its implementing regulations on our business and operations is subject to significant uncertainty and could be substantial. In addition, we may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. The Reform Act, any related legislation and any implementing regulations could have a material adverse effect on our business, results of operations and financial condition.

Asset-Backed Securities Regulations

SEC Regulation AB II

In April 2010, the Securities and Exchange Commission (the “SEC”) proposed revised rules for asset-backed securities offerings (“SEC Regulation AB II”) that, if adopted, would substantially change the disclosure, reporting and offering process for public and private offerings of asset-backed securities, including those offered under our credit card securitization program. The proposed rules, if adopted in their current form, would, among other things, impose as a condition for the shelf registration of asset-backed securities a requirement that the sponsor of the asset-backed securities offering hold a minimum of 5% of the nominal amount of each of the tranches sold or transferred to investors (or, in the case of revolving master trusts, an originator’s interest of a minimum of 5% of the nominal amount of the securitization exposures) and not hedge the credit risk of those holdings. Issuers of publicly offered asset-backed securities would be required to disclose more information regarding the underlying assets and to file a computer program that demonstrates the effect of the transaction’s waterfall of distributions. In addition, the proposals would alter the safe-harbor standards for the private placement of asset-backed securities to impose informational requirements similar to those that would apply to registered public offerings of such securities.

Reform Act

The Reform Act also imposes a number of significant changes relating to the asset-backed securities and structured finance markets, including a requirement that regulators jointly adopt regulations requiring the sponsor of a securitization to retain, subject to certain exemptions and exceptions, at least 5% unhedged credit risk on securitized exposures. The Reform Act also requires the SEC to impose asset-level registration statement disclosure requirements if the data is necessary for investors to independently perform due diligence and prohibits conflicts of interest relating to securitizations.

As required by the Reform Act, six federal regulatory agencies, including the Federal Reserve, the FDIC and the SEC, have jointly released for comment an interagency risk retention proposal. The proposed rules would require a baseline amount of retained risk equal to 5% of a transaction unless the securitized assets meet certain indicia of creditworthiness, and would prohibit the hedging of the credit risk associated with the securitized assets or pledging the retained interest on a nonrecourse basis. The means by which the retained interests are to be held are relatively flexible, and would permit the seller’s interest in a master trust to be held to satisfy the requirement. Because our seller’s interest is contractually required to exceed 5% of the securitized interests, we believe it is likely that our existing risk retention will be sufficient for our public credit card securitizations. We are still evaluating other potential effects of the proposal. Until we have had further opportunity to evaluate the proposal and to consider final rules, when adopted, we cannot predict the impact of these rules on our credit card securitization program or our liquidity.

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

It is uncertain at this time what the rules implementing the provisions of the Reform Act related to asset-backed securities will ultimately look like and what impact they will have on our ability and/or desire to issue asset-backed securities in the future. The SEC has published a timetable for the release of its rules implementing the provisions of the Reform Act including those impacting the issuance of asset-backed securities. However, the SEC has provided no timetable for implementing the disclosure changes in proposed SEC Regulation AB II, as the Reform Act does not mandate the timing for adoption of those changes.

Student Loan Legislation

The Reform Act referenced above provides for a study of private education loans and lenders and creates a private education loan ombudsman within the CFPB. The study could lead to additional legislation or regulation in the future. In addition, legislation has been introduced in past Congresses that would make it substantially easier for borrowers to discharge private student loans in bankruptcy, and such legislation could be reintroduced in the current Congress.

Compensation Developments

In June 2010, the Federal Reserve, together with the FDIC and the other banking agencies, issued final guidance designed to ensure that incentive compensation practices of financial organizations take into account risk and are consistent with safety and soundness. In 2010, the Federal Reserve conducted a special horizontal review of compensation practices at more than twenty large complex banking organizations, including us, with the expectation that incentive compensation practices appropriately balance risk and financial results and avoid creating incentives for employees to take imprudent risks.

The Reform Act imposes additional disclosures and restrictions on compensation and requires various regulatory agencies to adopt implementing rules. On March 30, 2011, seven federal regulators, including the Federal Reserve, the FDIC and the SEC, approved a joint proposed rulemaking to implement a provision in the Reform Act on incentive-based compensation practices. Under the proposed rule, all financial institutions with total consolidated assets of $1 billion or more, including us, would be prohibited from offering incentive-based compensation arrangements that encourage inappropriate risk taking. All covered institutions would be required to provide additional disclosures and to maintain policies and procedures to ensure compliance. Additionally, for covered institutions with at least $50 billion in total consolidated assets, such as us, the proposed rule requires that a portion of certain executive officers’ incentive-based compensation be deferred for a minimum of three years and provides for the adjustment of deferred payments to reflect actual losses or other measures of performance that become known during the deferral period. The form and timing of any final rules are uncertain at this time.

Our compensation practices are affected by Reform Act amendments to the Securities Exchange Act of 1934 (the “Exchange Act”) requiring a non-binding “say-on-pay” vote to be provided at least once every three years at a shareholders’ meeting and a non-binding shareholder vote to be provided at least once every six years to determine the frequency of say-on-pay votes. These votes must be provided at meetings of shareholders occurring after January 21, 2011, including our annual meeting on April 7, 2011. In addition, the Reform Act requires that, if shareholders are voting on a merger or similar transaction, then they must be provided a separate non-binding vote to approve golden parachute compensation arrangements that had not previously been subject to a say-on-pay vote. The golden parachute disclosure and vote is required in proxy statements and other schedules and forms initially filed on or after April 25, 2011.

The scope and content of these policies and regulations on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies and regulations will adversely affect our ability to hire, retain and motivate our key employees.

FDIC Initiatives Regarding Assessments

The Reform Act contains several provisions that change how the FDIC deposit insurance premiums paid by Discover Bank are calculated. One provision of the Reform Act requires the FDIC to amend its regulations to change the assessment base for federal deposit insurance from the amount of total deposits to average consolidated total assets less average tangible equity. In February 2011, the FDIC approved a final rule to implement this change and to significantly modify how deposit insurance assessment rates are calculated for banks with assets of $10 billion or more, including Discover Bank. The final rule was effective April 1, 2011 with the first quarterly assessment under this new rule due September 30, 2011. Effective April 1, 2011, the assessment rates will be determined through a calculation which uses various financial ratios of the bank which were designed by the FDIC to measure the bank’s risk to the Deposit Insurance Fund. The assessment rates will be subject to adjustments based upon (1) long-term unsecured debt, (2) long-term unsecured debt issued by another insured depository institution, and (3) brokered deposits for certain higher risk institutions. Additionally, the final rule permits the FDIC to impose additional discretionary assessment rate adjustments.

Another provision of the Reform Act requires the FDIC to increase the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits (with the FDIC having until September 30, 2020 to meet the new minimum through assessments on insured depository institutions with assets of $10 billion or more) while also removing the cap on the size of the fund. In December 2010, the FDIC issued a final rule setting the increased reserve ratio at 2%.

In addition, the Reform Act removed the cap (1.5% of insured deposits) on the size of the fund and makes the payment of dividends from the fund by the FDIC discretionary. Under the final rules, the FDIC suspended dividends indefinitely. However, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2% and 2.5%. Any future changes to deposit insurance assessments or other bank industry fees could have a significant adverse impact on our financial conditions and results of operations.

International Initiatives Related to Capital and Liquidity

In December 2010, the Basel Committee released the Basel III rules text, which includes significant changes to bank capital, leverage and liquidity requirements. Basel III provides that: (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2% level to 4.5%, to be phased in by January 1, 2015, and (ii) the minimum requirement for the Tier 1 capital ratio will be increased from 4% to 6%, to be phased in by January 1, 2015. The Tier 1 common equity ratio will be calculated after applying certain regulatory deductions, including for deferred tax assets above prescribed limitations that arise from timing differences.

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

Direct Banking. Our Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses and other consumer products and services, including student loans, personal loans, prepaid cards and other consumer lending and deposit products offered through our Discover Bank subsidiary.

Payment Services. Our Payment Services segment includes the PULSE network, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and our third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.

The following table presents segment data (dollars in thousands):

	For the Three Months Ended February 28,
	2011	2010
Direct Banking
Interest income	$1,552,957	$1,559,147
Interest expense	382,657	413,686

Net interest income	1,170,300	1,145,461
Provision for loan losses	417,709	1,387,206
Other income	486,063	480,341
Other expense	561,752	446,261

Income before income tax expense	676,902	(207,665)

Payment Services
Interest income	7	3
Interest expense	71	38

Net interest income	(64)	(35)
Provision for loan losses	—	—
Other income	76,561	65,535
Other expense	33,396	28,543

Income before income tax expense	43,101	36,957

Total income before income tax expense	$720,003	$(170,708)

The following table presents information on transaction volume (in thousands):

	For the Three Months Ended February 28,
	2011	2010
Network Transaction Volume
PULSE Network	$34,379,837	$27,617,635
Third-Party Issuers	1,771,948	1,561,929
Diners Club	6,997,568	6,554,504

Total Payment Services	43,149,353	35,734,068
Discover Network—Proprietary(1)	24,784,625	23,172,534

Total Volume	$67,933,978	$58,906,602

Transactions Processed on Networks
Discover Network	409,690	381,562
PULSE Network	929,260	719,906

Total	1,338,950	1,101,468

Credit Card Volume
Discover Card Volume(2)	$25,759,260	$23,844,456
Discover Card Sales Volume(3)	$23,990,180	$22,399,675

(1)	Represents gross proprietary sales volume on the Discover Network.
(2)	Represents Discover card activity related to net sales, balance transfers, cash advances and fee-based products.
(3)	Represents Discover card activity related to net sales.

Direct Banking

Our Direct Banking segment reported a pretax income of $677 million for the three months ended February 28, 2011 as compared to a pretax loss of $208 million for the three months ended February 28, 2010.

Loan receivables totaled $51.7 billion at February 28, 2011, which was up from $48.8 billion at November 30, 2010. This was primarily driven by the increase in private student loans due to the acquisition of SLC (see Note: 2 Business Combinations) partially offset by a decline in credit card loans. Discover Card sales volume was $24 billion for the three months ended February 28, 2011, an increase of 7% as compared to the same period in the prior year. Although sales volume increased, credit card loans declined as a result of an increase in payment rate.

In the first quarter 2011, net interest margin was 9.22%, an increase of 21 basis points from the same period in the prior year, and net interest income was $1.2 billion, an increase of $25 million from the first quarter 2010. The main contributor to improvements in margin and net interest income was a decline in funding related costs. For a more detailed discussion on net interest income, see “—Net Interest Income.”

At February 28, 2011, our 30-day delinquency rate on credit cards was 3.59% as compared to 4.06% at November 30, 2010, reflective of continued improvement in credit performance. For the period ended February 28, 2011, our net charge-off rate on credit cards declined to 5.96%, compared to 9.00% for the period ended February 28, 2010. A reduction in the loan loss reserve rate and a decline in the level of net charge-offs led to a decline in the provision for loan losses for the quarter ended February 28, 2011 as compared to the same period in 2010. For a more detailed discussion on provision for loan losses, see “—Loan Quality—Provision and Allowance for Loan Losses.”

Other income increased slightly for the three months ended February 28, 2011 as compared to the same period in 2010 primarily due to the inclusion of the purchase gain of approximately $16 million related to the acquisition of SLC (see Note 2: Business Combinations to our condensed consolidated financial statements). This was largely offset by a decline in late fees and the discontinuance of over limit fees on consumer credit card loans beginning in February 2010.

Other expenses increased for the three months ended February 28, 2011 as compared to the same period in 2010 primarily due to increased marketing and advertising expenses and costs relating to SLC. Additionally, the first quarter of 2010 benefited from a $29 million expense reversal related to an interest payment we made under an amendment to our special dividend agreement with Morgan Stanley.

Payment Services

Our Payment Services segment reported pretax income of $43 million for the three months ended February 28, 2011, up $6 million as compared to the three months ended February 28, 2010. Revenues were up $11 million as a result of higher transaction volumes and higher margins from transactions on the PULSE network, partially offset by higher level of incentive payments. Expenses increased $5 million due to higher technology investments and higher professional fees

Transaction dollar volume for the three months ended February 28, 2011 was $43 billion, an increase of 21% compared to the three months ended February 28, 2010. The increase in transaction dollar volume was driven by increased volumes from new and existing clients across all three of our payments businesses, particularly PULSE volume. The number of transactions on the PULSE network increased by 29% for the three months ended February 28, 2011 as compared to the same period in 2010.

Critical Accounting Estimates

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the accrual of credit card customer rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment and the accrual of income taxes as critical accounting estimates. These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the year ended November 30, 2010. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates.” There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the year ended November 30, 2010.

In the first quarter 2011, we determined the estimates related to our accounting for credit-impaired loans acquired from SLC to be critical. The estimate of expected future cash flows on purchased credit-impaired (“PCI”) loans determines the amount of yield we can recognize in future periods and impacts whether a loan loss reserve must be established for these loans. We will reevaluate the amount and timing of expected cash flows regularly. Because estimates of expected future cash flows on PCI loans involve assumptions and significant judgment, it is reasonably possible that others could derive different estimates than ours for the same periods. In addition, changes in estimates from one period to the next can have a significant impact on our consolidated financial condition and results of operations. A decrease in expected cash flows involving an increase in estimated credit losses would result in an immediate charge to earnings for the recognition of a loan loss provision. Increases or decreases in expected cash flows related solely to changes in estimated prepayments or to changes in variable interest rate indices would result in prospective yield adjustments over the remaining life of the loans. An increase in expected cash flows due to a reduction in expected credit losses would result first in the reversal of any previously established loan loss reserve on PCI loans through an immediate credit to earnings and then, if needed, a prospective adjustment to yield over the remaining life of the loans. The accounting and estimates used in our calculations are discussed further in Note 4: Loan Receivables to our condensed consolidated financial statements.

Earnings Summary

The following table outlines changes in our condensed consolidated statements of income for the periods presented (dollars in thousands):

	For the Three Months Ended February 28,		2011 vs. 2010 increase (decrease)
	2011	2010	$	%
Interest income	$1,552,964	$1,559,150	$(6,186)	0%
Interest expense	382,728	413,724	(30,996)	(7)%

Net interest income	1,170,236	1,145,426	24,810	2%
Provision for loan losses	417,709	1,387,206	(969,497)	(70)%

Net interest income after provision for loan losses	752,527	(241,780)	994,307	NM
Other income	562,624	545,876	16,748	3%
Other expense	595,148	474,804	120,344	25%

Income (loss) before income tax expense	720,003	(170,708)	890,711	NM
Income tax expense (benefit)	255,111	(67,170)	322,281	NM

Net income (loss)	$464,892	$(103,538)	$568,430	NM

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

Improvements in funding related costs partially offset by a slight decline in the yield on loan receivables contributed to an increase in net interest income and the net interest margin in the first quarter 2011 as compared to the first quarter 2010. This, along with other factors affecting net interest income, is discussed in further detail below.

Interest income on loan receivables decreased by $8 million in the first quarter 2011 as compared to the first quarter 2010, as a $75 million decline in interest income from credit card loans was offset by a $67 million increase in other consumer loans. The decline in interest income from credit card loans was largely the result of a decline in the level of credit card loan receivables. Additionally, the yield earned on credit card loan receivables declined slightly as a result of the impact of legislative changes during 2010 related to restrictions on imposing default interest rates on existing balances and a higher payment rate. This was largely offset by improvements in the rate of interest charge-offs. The increase in interest income from other consumer loans reflects growth in our private student loans as a result of the SLC acquisition as well as growth in personal loans.

Interest expense declined $31 million in the first quarter 2011 as compared to the first quarter 2010. This was primarily due to a $49 million decline in interest expense on deposits as a result of a lower cost of funds on such borrowings. This was partially offset by an $11 million increase in interest expense on other long-term borrowings, which were issued in the second quarter of 2010, and a $7 million increase in interest expense on securitized borrowings. Although the level of securitized borrowings declined, the related interest expense increased because a substantial portion of the securitized borrowings that matured in 2010 had been issued at lower interest rates than the issuances that have not yet matured.

Interest income on other interest-earning assets, which largely relates to investment income on our liquidity investment portfolio, increased $2 million. Although the average level of our liquidity investment portfolio declined approximately $3 billion as a result of funding securitization maturities in 2010, the yield earned on our liquidity investment portfolio increased. This was due to a shift in the mix of our liquidity investment portfolio in the fourth quarter of 2010 from cash on deposit with the Federal Reserve to higher yielding investments, such as securities of the U.S. Treasury and U.S. government agencies.

Average Balance Sheet Analysis

	For the Three Months Ended February 28,
	2011			2010
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$4,224,045	0.24%	$2,539	$12,207,100	0.26%	$7,962
Restricted cash	1,336,226	0.17%	570	3,765,151	0.12%	1,129
Other short-term investments	375,000	1.07%	988	96,667	0.74%	176
Investment securities	5,070,121	0.98%	12,215	615,365	3.51%	5,328
Loan receivables(1):
Credit card(2)	45,442,626	12.65%	1,417,116	47,646,479	12.70%	1,491,887
Personal loans	1,941,372	11.71%	56,055	1,426,327	11.27%	39,631
Federal student loans(3)	780,176	1.55%	2,986	1,717,776	0.80%	3,382
Private student loans	3,309,633	7.40%	60,398	697,204	5.18%	8,909
Other	14,144	2.78%	97	67,674	4.47%	746

Total loan receivables	51,487,951	12.10%	1,536,652	51,555,460	12.15%	1,544,555

Total interest-earning assets	62,493,343	10.08%	1,552,964	68,239,743	9.27%	1,559,150
Allowance for loan losses	(3,263,819)			(3,868,486)
Other assets	3,880,381			3,970,914

Total assets	$63,109,905			$68,342,171

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(4)	$25,529,818	3.59%	226,299	$27,884,527	4.14%	284,701
Money market deposits	4,370,478	1.44%	15,485	4,450,217	1.36%	14,967
Other interest-bearing deposits	4,753,066	1.27%	14,911	1,447,570	1.62%	5,781

Total interest-bearing deposits(5)	34,653,362	3.00%	256,695	33,782,314	3.67%	305,449
Borrowings:
Short-term borrowings	93,828	0.20%	46	—	—	—
Securitized borrowings	16,398,963	2.09%	84,411	21,845,356	1.37%	73,884
Other long-term borrowings(4)	2,518,365	6.70%	41,576	2,414,901	5.78%	34,391

Total borrowings	19,011,156	2.69%	126,033	24,260,257	1.81%	108,275

Total interest-bearing liabilities	53,664,518	2.89%	382,728	58,042,571	2.89%	413,724
Other liabilities and stockholders’ equity	9,445,387			10,299,600

Total liabilities and stockholders’ equity	$63,109,905			$68,342,171

Net interest income			$1,170,236			$1,145,426

Net interest margin(6)		9.22%			9.01%
Net yield on interest-bearing assets(7)		7.59%			6.81%
Interest rate spread(8)		7.19%			6.38%

(1)	Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)	Interest income on credit card loans includes $53.5 million and $38.1 million of amortization of balance transfer fees for the three months ended February 28, 2011 and 2010, respectively.
(3)	Includes federal student loans held for sale.
(4)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.
(5)	Includes the impact of FDIC insurance premiums and special assessments.
(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.
(7)	Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended February 28, 2011 vs. February 28, 2010
	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$(4,842)	$(581)	$(5,423)
Restricted cash	(2,676)	2,117	(559)
Other short-term investments	703	109	812
Investment securities	34,625	(27,738)	6,887
Loan receivables:
Credit card	(68,749)	(6,022)	(74,771)
Personal loans	14,817	1,607	16,424
Federal student loans	(9,634)	9,238	(396)
Private student loans	46,209	5,280	51,489
Other	(438)	(211)	(649)

Total loan receivables	(17,795)	9,892	(7,903)

Total interest income	10,015	(16,201)	(6,186)
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	(22,804)	(35,598)	(58,402)
Money market deposits	(1,500)	2,018	518
Other interest-bearing deposits	17,539	(8,409)	9,130

Total interest-bearing deposits	(6,765)	(41,989)	(48,754)
Borrowings:
Short-term borrowings	46	0	46
Securitized borrowings	(97,707)	108,234	10,527
Other long-term borrowings	1,523	5,662	7,185

Total borrowings	(96,138)	113,896	17,758

Total interest expense	(102,903)	71,907	(30,996)

Net interest income	$112,918	$(88,108)	$24,810

(1)	The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between February 28, 2011 and February 28, 2010 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality

Loan receivables consist of the following (dollars in thousands):

	February 28, 2011	November 30, 2010
Loans held for sale	$766,661	$788,101
Loan portfolio:
Credit card loans:
Discover Card	44,081,251	44,904,267
Discover Business Card	235,996	252,727

Total credit card loans	44,317,247	45,156,994
Other consumer loans:
Personal loans	2,019,749	1,877,633
Private student loans	1,534,104	999,322
Other	14,083	14,363

Total other consumer loans	3,567,936	2,891,318
PCI student loans(1)	3,011,384	0

Total loan portfolio	50,896,567	48,048,312

Total loan receivables	51,663,228	48,836,413
Allowance for loan losses	(3,033,459)	(3,304,118)

Net loan receivables	$48,629,769	$45,532,295

(1)	Represents purchased credit-impaired private student loans acquired from SLC on December 31, 2010 which do not have a related allowance for loan losses or charge-offs (see Note 4: Loan Receivables to our condensed consolidated financial statements).

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

During the first quarter 2011, the provision for loan losses decreased by $969 million, or 70%, as compared to the first quarter 2010. This decrease is primarily due to improved credit performance, reflecting a decline in the level of net charge-offs during the first quarter of 2011. Delinquencies also improved during the quarter, which favorably impacted our outlook for credit performance over the next twelve months. As a result, we reduced our allowance for loan losses by $271 million in the first quarter of 2011. By comparison, we increased our allowance for loan losses by $305 million in the first quarter 2010 upon management’s refined analytics that expanded its ability to identify loss emergence.

The following table provides changes in our allowance for loan losses for the periods presented (dollars in thousands):

	For the Three Months Ended February 28,
	2011	2010
Balance at beginning of period	$3,304,118	$1,757,899
Additions:
Addition to allowance related to securitized receivables(1)	0	2,144,461
Provision for loan losses	417,709	1,387,206
Deductions:
Charge-offs:
Discover card	(792,632)	(1,140,485)
Discover business card	(7,386)	(19,286)

Total credit card loans	(800,018)	(1,159,771)
Personal loans	(20,050)	(24,080)
Federal student loans	0	(49)
Private student loans	(939)	(344)
Other	(35)	(8)

Total other consumer loans	(21,024)	(24,481)

Total charge-offs	(821,042)	(1,184,252)
Recoveries:
Discover card	131,389	101,121
Discover business card	853	730

Total credit card loans	132,242	101,851
Personal loans	416	191
Private student loans	15	2
Other	1	2

Total other consumer loans	432	195

Total recoveries	132,674	102,046

Net charge-offs	(688,368)	(1,082,206)

Balance at end of period	$3,033,459	$4,207,360

(1)	On December 1, 2009, upon adoption of the Financial Accounting Standards Board (“FASB”) Statements No. 166 and 167, the Company recorded $2.1 billion allowance for loan losses related to newly consolidated and reclassified credit card loan receivables.

The following table presents a breakdown of the allowance for loan losses (dollars in thousands):

	February 28, 2011	November 30, 2010
Discover card	$2,918,962	$3,182,603
Discover business card	19,884	26,285

Total credit card loans	2,938,846	3,208,888
Personal loans	74,379	76,087
Private student loans	19,153	18,569
Other	1,081	574

Total other consumer loans	94,613	95,230

Total allowance for loan losses	$3,033,459	$3,304,118

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

The following table presents amounts and rates of net charge-offs of key loan portfolio segments (dollars in thousands):

	For the Three Months Ended February 28,
	2011		2010
	$	%	$	%
Credit card loans	$667,776	5.96%	$1,057,920	9.00%
Personal loans	$19,634	4.10%	$23,889	6.79%
Private student loans (excluding PCI(1))	$924	0.29%	$342	0.20%

(1)	Charge-offs for PCI loans did not result in a charge to earnings in the first quarter 2011 and are therefore excluded from the calculation. See Note 4: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loan receivables decreased 304 basis points for the three months ended February 28, 2011, as compared to the three months ended February 28, 2010. The decrease in net charge-offs was attributable to improvement in both contractual and bankruptcy related charge-offs subsequent to a peak in the level of charge-offs in the first quarter of 2010.

Delinquencies

Delinquencies are an indicator of credit quality at a point in time. Loan balances are considered delinquent when contractual payments on the loan become 30 days past due. Information related to loans on nonaccrual status and loans 90 days or more delinquent and accruing interest is provided in Note 4: Loan Receivables to our condensed consolidated financial statements.

The following table presents the amounts and delinquency rates of key loan portfolio segments that are 30 and 90 days or more delinquent (dollars in thousands):

	February 28, 2011		November 30, 2010
	$	%	$	%
Loans 30 days delinquent or more:
Credit card loans	$1,589,891	3.59%	$1,831,119	4.06%
Private student loans (excluding PCI(1))	$11,081	0.72%	$5,030	0.50%
Personal loans	$24,304	1.20%	$29,486	1.57%
Loans 90 days delinquent or more:
Credit card loans	$882,390	1.99%	$958,216	2.12%
Private student loans (excluding PCI(1))	$1,697	0.11%	$1,408	0.14%
Personal loans	$8,643	0.43%	$10,670	0.57%

(1)	Excludes PCI loans that were acquired as part of the SLC transaction which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

Delinquency rates at February 28, 2011 have declined as compared to November 30, 2010 due to continued improvement in credit trends, which has resulted in improvements in early delinquency balances, as well as enhanced collection management and underwriting processes.

Modified Loans. We have programs that provide for temporary hardship and permanent workout programs for our credit card loans. The temporary hardship program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than twelve months. The permanent workout program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. These programs do not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency (“CCCA”) program (referred to below as external programs). These loans continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. For additional information regarding the accounting treatment for these loans as well as amounts recorded in the financial statements related to these loans, see Note 4: Loan Receivables to our condensed consolidated financial statements.

Other Income

The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Three Months Ended February 28,		2011 vs. 2010 increase (decrease)
	2011	2010	$	%
Discount and interchange revenue(1)	$260,916	$261,991	$(1,075)	0%
Fee products	108,553	104,095	4,458	4%
Loan fee income	85,600	105,285	(19,685)	(19)%
Transaction processing revenue	42,551	32,918	9,633	29%
Merchant fees	4,655	8,445	(3,790)	(45)%
Gain (loss) on investment securities	141	180	(39)	(22)%
Other income	60,208	32,962	27,246	83%

Total other income	$562,624	$545,876	$16,748	3%

(1)	Net of rewards, including Cashback Bonus rewards, of $207 million and $167 million for the three months ended February 28, 2011 and 2010, respectively.

Total other income increased $17 million during the three months ended February 28, 2011 as compared to the three months ended February 28, 2010 primarily due to the inclusion of the purchase gain of approximately $16 million related to the acquisition of SLC (see Note 2: Business Combinations to our condensed consolidated financial statements), as well as income from SLC transition service agreements, each of which is included in other income, and an increase in transaction processing revenue primarily related to PULSE. These were partially offset by lower loan fee income, which was the result of lower late fees earned in connection with implementing the provisions of the CARD Act and the discontinuance of overlimit fees on consumer credit card loans. Discount and interchange revenue was essentially flat as higher sales volume was offset by an increase in Cashback Bonus rewards earned by our customers.

Other Expense

The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended February 28,		2011 vs. 2010 increase (decrease)
	2011	2010	$	%
Employee compensation and benefits	$213,075	$195,764	$17,311	9%
Marketing and business development	135,665	84,673	50,992	60%
Information processing and communications	64,717	65,418	(701)	(1)%
Professional fees	90,331	75,813	14,518	19%
Premises and equipment	17,248	17,860	(612)	(3)%
Other expense	74,112	35,276	38,836	110%

Total other expense	$595,148	$474,804	$120,344	25%

For the three months ended February 28, 2011, total other expense increased $120 million as compared to the three months ended February 28, 2010 primarily due to increased advertising and new account acquisition expenses. There was also an increase in professional fees primarily relating to higher collection fees during the first quarter of 2011 as compared to the same period in 2010. Additionally, the acquisition of SLC contributed to an increase in employee compensation, professional fees and other expenses related to transitional service agreements. Other expense in the first quarter of 2010 benefited from a $29 million expense reversal related to the payment to Morgan Stanley under an amendment to the special dividend agreement.

Income Tax Expense

Income tax expense increased $322 million for the first quarter 2011 as compared to the first quarter 2010, as a result of the increase in pretax income, partially offset by a decrease in the effective tax rate. The effective tax rate decreased to 35.4% in the first quarter 2011 from 39.3% for the first quarter 2010 as a result of the settlement of certain state examination issues and receiving confirmation of a state’s treatment on a previously uncertain tax position.

Liquidity and Capital Resources

Funding and Liquidity

We seek to maintain diversified funding sources and a strong liquidity profile in order to fund our business and repay or refinance our maturing obligations. In addition, we seek to achieve an appropriate maturity profile and utilize a cost-effective mix of funding sources. Our primary funding sources include deposits, sourced directly from consumers or through brokers, term asset-backed securitizations, private asset-backed securitizations and long-term borrowings.

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

At February 28, 2011, we had $21.8 billion of direct-to-consumer deposits and $12.9 billion of brokered deposits. Since November 30, 2009, we have deemphasized the brokered deposit channel in favor of our direct-to-consumer deposit program. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 21 months at February 28, 2011. The following table summarizes deposits by contractual maturity as of February 28, 2011 (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000(1)	$19,329,927	$2,042,520	$2,041,793	$3,403,904	$11,841,710
Certificates of deposit in amounts of $100,000 to less than $250,000(1)	4,765,285	466,485	700,805	1,249,368	2,348,627
Certificates of deposit in amounts of $250,000(1) or greater	1,152,040	141,366	210,659	348,486	451,529
Savings deposits, including money market deposit accounts	9,481,077	9,481,077	0	0	0

Total interest-bearing deposits	$34,728,329	$12,131,448	$2,953,257	$5,001,758	$14,641,866

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

Credit Card Securitization Financing. We use the securitization of credit card receivables as an additional source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”), through which we issue asset-backed securities both publicly and through private transactions.

The DCMT structure utilizes Class A and Class B certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates, cash collateral accounts and subordinated Series 2009-CE. The DCENT structure utilizes four classes of securities with declining levels of seniority (Class A, B, C and D), with credit enhancement provided by the more subordinated classes of notes. Both DCMT and DCENT are further enhanced by Series 2009-SD through its provisions to reallocate principal cash flows, thereby enhancing the excess spread, discussed below, of both trusts. We retain significant exposure to the performance of trust assets through holdings of subordinated security classes of DCMT and DCENT.

The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, as well as the amount of certain principal collections available to be reallocated from Series 2009-SD exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% for a contractually specified period, generally a three-month rolling average, we would be required to repay the affected outstanding securitized borrowings over a period of months using all available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of February 28, 2011, the 3-month rolling average excess spread was 14.4%.

Another feature of our securitization structure, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 5: Credit Card and Student Loan Securitization Activities to our condensed consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spreads at February 28, 2011.

At February 28, 2011, we had $12.9 billion of outstanding public asset-backed securities, $0.8 billion of outstanding private asset-backed securitizations and $4.6 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. The following table summarizes expected contractual maturities of the investors’ interests in securitizations excluding those that have been issued to our wholly-owned subsidiaries at February 28, 2011 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings—owed to credit card securitization investors	$13,693,219	$3,599,656	$7,504,721	$1,589,113	$999,729

At February 28, 2011, we had capacity to issue up to $5.4 billion in triple-A rated asset-backed securities from DCENT without the issuance of additional Class B or Class C notes as subordination, which was reduced to $4.4 billion after we issued $1 billion in credit card asset-backed securities on March 8, 2011. The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Pursuant to amendments to GAAP related to transfers of financial assets, effective for us on December 1, 2009, certain transfers of assets to special purpose entities (including Discover Bank’s transfers of assets to the Discover Card Master Trust) no longer qualify for sale accounting treatment. However, on September 27, 2010, the FDIC approved a final rule that preserves the safe-harbor treatment applicable to revolving trusts and master trusts, including the Discover Card Master Trust, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 1, 2009. Other legislative and regulatory developments, namely the proposed SEC Regulation AB II, the securitization and rating agency provisions of the Reform Act and the federal banking agencies’ notice regarding their consideration of replacement of the ratings-based approach for assessing capital charges against securitization exposures, may, however, impact our ability and/or desire to issue asset-backed securities in the future.

Short-Term Borrowings. We primarily access short-term borrowings through the Federal Funds market or through repurchase agreements. In the past two years, we have rarely used short-term borrowings, however, we have recently been borrowing overnight Federal Funds on an opportunistic basis. Information about our use of short-term borrowings for the three months ended February 28, 2011 is shown in the table below (dollars in thousands):

	As of and for the three months ended, February 28, 2011
	Maximum Daily Balance During Period	Quarter-End Amount	Quarter-End Weighted Average Interest Rate
Overnight Federal Funds purchased	$120,000	$100,000	0.18%
Overnight repurchase agreements	$48,188	0	0.00%

Total short-term borrowings		$100,000	0.18%

Corporate and Bank Debt. At February 28, 2011, we had $800 million in principal amount of senior unsecured notes outstanding and Discover Bank had $1.2 billion in principal amount of subordinated notes outstanding. Our senior unsecured notes are comprised of two issuances, each $400 million in principal amount, with one issuance maturing in June 2017 and the other issuance maturing in July 2019. The senior unsecured notes would require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. Discover Bank’s subordinated notes are comprised of one $700 million issuance due in November 2019 and a $500 million issuance due in April 2020. For more information, see Note 7: Long-Term Borrowings to our condensed consolidated financial statements.

Other Long-Term Borrowings—Student Loans. At February 28, 2011, we had $500 million and $2.8 billion of funding related to federal student loans, which are currently classified as held for sale, and private student loans, respectively. We obtained $500 million of funding in April 2010 through an agreement with an asset-backed commercial paper conduit sponsored by the U.S. Department of Education under the Ensuring Continued Access to Student Loans Act of 2008. We assumed $3.2 billion principal amount outstanding of securitization debt in December 2010 as part of the SLC acquisition. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.

Additional Funding Sources

Private Asset-Backed Securitizations. We have access to committed undrawn capacity through privately placed asset-backed securitizations to support the funding of our credit card loan receivables. Under these arrangements, we had used $0.8 billion of capacity and had undrawn capacity of $4.8 billion at February 28, 2011.

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

Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of February 28, 2011, Discover Bank had $8.4 billion of available capacity through the discount window based on the amount of assets pledged. We have no borrowings outstanding under the discount window.

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

We also have agreements with certain of our derivative counterparties that contain provisions that require Discover Bank’s debt to maintain an investment grade credit rating from specified major credit rating agencies. If Discover Bank’s credit rating is reduced to below investment grade, we would be required to post additional collateral, which, as of February 28, 2011, would have been $31 million.

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

Liquidity

We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations. In the assessment of our liquidity needs, we also evaluate a range of stress events that would impact our access to normal funding sources, cash needs and/or liquidity. We maintain contingent funding sources, including our liquidity investment portfolio, private securitizations with unused capacity, committed credit facility capacity and Federal Reserve discount window capacity, which we could seek to utilize to satisfy liquidity needs during such stress events. We expect to be able to satisfy all maturing obligations and fund business operations during the next 12 months by utilizing our deposit channels, credit card asset-backed securitizations and our contingent funding sources.

We maintain policies outlining the overall framework and general principles for managing liquidity risk across our business, which is the responsibility of our Asset and Liability Committee (the “ALCO”). We seek to balance the trade-offs between maintaining too much liquidity, which may limit financial flexibility and be costly, with having too little liquidity that could cause financial distress. Liquidity risk is centrally managed by the ALCO, which is chaired by our CFO and has cross-functional membership. The ALCO monitors positions and determines any actions that need to be taken.

At February 28, 2011, our liquidity investment portfolio was comprised of cash and cash equivalents and high quality, liquid investments. Cash and cash equivalents are invested primarily in deposits with the Federal Reserve and AAA rated government money market mutual funds. Investments included highly-rated certificates of deposit, credit card asset-backed securities of other issuers plus U.S. Treasury, U.S. government agency and AAA-rated corporate debt obligations issued under the Temporary Liquidity Guarantee Program that are guaranteed by the FDIC, all of which are considered highly liquid. In addition, we have the ability to raise cash through utilizing repurchase agreements and pledging certain of these investments. The level of our liquidity investment portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.

At February 28, 2011, our liquidity investment portfolio and undrawn credit facilities were $24.6 billion, which was $2.1 billion higher than the balance at November 30, 2010 as we added multi-year conduit capacity in the first quarter 2011 in order to balance the flexibility and economics of our liquidity mix.

	February 28, 2011	November 30, 2010
	(dollars in billions)
Liquidity investment portfolio
Cash and cash equivalents(1)	$4.6	$4.7
Other short term investments	0.4	0.4
Investment securities	5.2	5.0

Total liquidity investment portfolio	10.2	10.1
Undrawn credit facilities
Private asset-backed securitizations	4.8	3.3
Committed unsecured credit facility	2.4	2.4
Federal Reserve discount window(2)	7.2	6.7

Total undrawn credit facilities	14.4	12.4

Total liquidity investment portfolio and undrawn credit facilities	$24.6	$22.5

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.
(2)	Excludes $1.2 billion and $1.5 billion of investments accounted for in the liquidity investment portfolio that were pledged to the Federal Reserve as of February 28, 2011 and November 30, 2010, respectively.

Capital

Our primary sources of capital are from the earnings generated by our businesses and issuances in the capital markets. We seek to manage capital to a level and composition sufficient to support the risks of our businesses, meet regulatory requirements, adhere to rating agency guidelines and support future business growth. Within these constraints, we are focused on deploying capital in a manner that provides attractive returns to our stockholders. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives, and legislative and regulatory developments. See “—Legislative and Regulatory Developments—International Initiatives Related to Capital and Liquidity” for a discussion of recent initiatives related to capital matters.

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

Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At February 28, 2011, no portion of our deferred tax asset was disallowed for regulatory capital purposes.

At February 28, 2011, Discover Financial Services and Discover Bank met the requirements for well-capitalized status, exceeding the regulatory minimums to which they were subject. See Note 10: Capital Adequacy to our condensed consolidated financial statements for quantitative disclosures of our capital ratios and levels. Recent regulatory initiatives may subject us to increased capital requirements in the future. See “—Legislative and Regulatory Developments—International Initiatives Related to Capital and Liquidity.”

Dividends. We declared a common stock dividend of $.06 per share in March 2011. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future. In addition, our banking regulators and applicable banking laws and regulations may limit our ability to pay dividends or take other actions that impact our capital levels, such as share repurchases. Further, as a result of provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may be limited.

Guarantees

Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, or equity security of a guaranteed party, rate or index. Also included in guarantees are contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. Our guarantees relate to transactions processed on the Discover Network and certain transactions processed by PULSE and Diners Club. See Note 11: Commitments, Contingencies and Guarantees to our condensed consolidated financial statements for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at February 28, 2011, which include deposits, securitized debt, long-term borrowings, operating and capital lease obligations and purchase obligations were $56 billion, which includes $2.9 billion of securitized debt assumed as part of the SLC acquisition. For a description of our contractual obligations, see our annual report on Form 10-K for the fiscal year ending November 30, 2010 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”

We extend credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At February 28, 2011, our unused commitments were $165 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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

Our interest rate risk management policies are designed to measure and manage the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects the mix of variable and fixed rate assets. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, we may utilize interest rate derivative contracts, such as swap agreements, to achieve our objectives. Interest rate swap agreements effectively convert the underlying asset or financing from fixed to floating rate or from floating to fixed rate. See Note 14: Derivatives and Hedging Activities to our condensed consolidated financial statements for information on our derivatives activity.

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

Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity investment portfolio. Due to recently enacted credit card legislation, we now have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At February 28, 2011, the majority of our credit card loans were at variable rates. Beginning in the third quarter 2010, we began using interest rate derivatives to reduce the asset sensitivity that resulted from having a larger percentage of our loan portfolio at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

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

Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at February 28, 2011, we estimate that net interest income over the following 12-month period would increase by approximately $54 million, or 1%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2010 we estimated that net interest income over the following 12-month period would increase by approximately $50 million, or 1%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels and, therefore, could not materially decrease further.

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

Changes in Internal Control over Financial Reporting

On December 31, 2010, we completed our acquisition of SLC which includes its existing information systems and internal controls over financial reporting that previously existed when SLC was a separate publicly traded company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude SLC from our evaluation as permitted under SEC rules. We are currently in the process of evaluating and integrating SLC’s historical internal controls over financial reporting with ours. We expect to complete this integration by November 30, 2011, the end of our current fiscal year.

Other than the change noted above, there have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our material legal proceedings, see Note 12: Litigation to our condensed consolidated financial statements.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended November 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock related to employee transactions made by us or on our behalf during the three months ended February 28, 2011. Amounts reflect shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options. We do not currently have any programs related to the repurchase of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share
December 1—31, 2010	826	$18.83
January 1—31, 2011	268,629	$18.53
February 1—28, 2011	571	$20.89

Total	270,026	$18.54

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/S/ ROY A. GUTHRIE
Roy A. Guthrie Executive Vice President and Chief Financial Officer

Date: April 7, 2011

Exhibit Index

Exhibit Number	Description

10.1	Amendment No. 3, dated as of September 21, 2010, among Discover Financial Services, Discover Bank, the subsidiary borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2	Amendment to Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.33 to Discover Financial Services’ Annual Report on Form 10-K for the fiscal year ended November 30, 2010 which was filed on January 26, 2011 and incorporated by reference thereto).

10.3	First Amendment to Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.35 to Discover Financial Services’ Annual Report on Form 10-K for the fiscal year ended November 30, 2010 which was filed on January 26, 2011 and incorporated by reference thereto).

10.4	Form Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan.

10.5	Form Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.