Form 10-Q
period 2011-05-31
Discover Financial Services
filed 2011-07-01
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 24, 2011, there were 545,669,541 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q
for the quarterly period ended May 31, 2011

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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	May 31, 2011	November 30, 2010
	(unaudited) (dollars in thousands, except share amounts)
Assets
Cash and cash equivalents	$3,772,960	$5,098,733
Restricted cash	1,014,369	1,363,758
Other short-term investments	—	375,000
Investment securities:
Available-for-sale (amortized cost of $5,456,691 and $4,989,958 at May 31, 2011 and November 30, 2010, respectively)	5,496,034	5,002,579
Held-to-maturity (fair value of $58,766 and $70,195 at May 31, 2011 and November 30, 2010, respectively)	61,376	72,816
Total investments securities	5,557,410	5,075,395
Loan receivables:
Loans held for sale	756,683	788,101
Loan portfolio:
Credit card	44,960,645	45,156,994
Other	3,845,530	2,891,318
Purchased credit-impaired loans	2,946,997	—
Total loan portfolio	51,753,172	48,048,312
Total loan receivables	52,509,855	48,836,413
Allowance for loan losses	(2,632,320)	(3,304,118)
Net loan receivables	49,877,535	45,532,295
Premises and equipment, net	471,112	460,732
Goodwill	255,421	255,421
Intangible assets, net	191,296	188,973
Other assets	2,297,430	2,434,661
Total assets	$63,437,533	$60,784,968
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$35,115,848	$34,309,839
Non-interest bearing deposit accounts	103,335	103,544
Total deposits	35,219,183	34,413,383
Short-term borrowings	100,000	—
Long-term borrowings	17,938,507	17,705,728
Accrued expenses and other liabilities	2,656,543	2,209,011
Total liabilities	55,914,233	54,328,122
Commitments, contingencies and guarantees (Note 8, 11, and 12)
Stockholders’ Equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized; 548,373,523 and 547,128,270 shares issued at May 31, 2011 and November 30, 2010, respectively	5,484	5,471
Additional paid-in capital	3,469,557	3,435,318
Retained earnings	4,147,598	3,126,488
Accumulated other comprehensive loss	(66,358)	(82,548)
Treasury stock, at cost; 2,721,186 and 2,446,506 shares at May 31, 2011 and November 30, 2010, respectively	(32,981)	(27,883)
Total stockholders’ equity	7,523,300	6,456,846
Total liabilities and stockholders’ equity	$63,437,533	$60,784,968

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

	May 31, 2011	November 30, 2010
	(unaudited) (dollars in thousands)
Assets
Restricted cash	$1,014,369	$1,363,758
Credit card loan receivables	33,601,461	34,452,989
Other loan receivables	2,937,292	—
Allowance for loan losses allocated to securitized loan receivables	(1,880,030)	(2,431,399)
Other assets	31,692	24,083
Liabilities
Long-term borrowings	$15,486,823	$14,919,400
See Notes to Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2011	2010	2011	2010
	(unaudited) (dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$1,403,191	$1,475,860	$2,820,307	$2,967,747
Other loans	151,802	62,894	271,338	115,562
Investment securities	14,644	5,064	26,859	10,392
Other interest income	3,641	7,964	7,738	17,231
Total interest income	1,573,278	1,551,782	3,126,242	3,110,932
Interest expense:
Deposits	251,170	298,335	507,865	603,784
Short-term borrowings	37	—	83	—
Long-term borrowings	128,772	106,286	254,759	214,561
Total interest expense	379,979	404,621	762,707	818,345
Net interest income	1,193,299	1,147,161	2,363,535	2,292,587
Provision for loan losses	175,540	724,264	593,249	2,111,470
Net interest income after provision for loan losses	1,017,759	422,897	1,770,286	181,117
Other income:
Discount and interchange revenue, net	265,826	269,286	526,742	531,277
Fee product revenue	105,116	101,363	213,669	205,458
Loan fee income	80,753	69,733	166,353	175,018
Transaction processing revenue	45,310	36,468	87,861	69,386
Merchant fees	4,216	7,426	8,871	15,871
Gain (loss) on investment securities	(149)	—	(7)	180
Other income	42,772	28,568	102,979	61,530
Total other income	543,844	512,844	1,106,468	1,058,720
Other expense:
Employee compensation and benefits	229,826	202,536	442,901	398,300
Marketing and business development	124,181	97,970	259,846	182,643
Information processing and communications	66,588	63,087	131,305	128,505
Professional fees	104,749	78,067	195,080	153,880
Premises and equipment	17,957	17,691	35,205	35,551
Other expense	91,843	54,197	165,955	89,473
Total other expense	635,144	513,548	1,230,292	988,352
Income before income tax expense	926,459	422,193	1,646,462	251,485
Income tax expense	326,040	164,126	581,151	96,956
Net income	$600,419	$258,067	$1,065,311	$154,529
Net income allocated to common stockholders	$593,488	$184,590	$1,052,912	$63,524
Basic earnings per share	$1.09	$0.34	$1.93	$0.12
Diluted earnings per share	$1.09	$0.33	$1.93	$0.12
Dividends paid per share	$0.06	$0.02	$0.08	$0.04
See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(unaudited) (dollars and shares in thousands)
Balance at November 30, 2009	1,225	$1,158,066	544,799	$5,448	$3,573,231	$3,873,262	$(154,818)	$(19,642)	$8,435,547
Adoption of ASC 810 (FASB Statement No. 167), net of tax	—	—	—	—	—	(1,411,117)	78,561	—	(1,332,556)
Comprehensive income:
Net income	—	—	—	—	—	154,529	—	—	154,529
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	2,238	—
Adjustments related to pension and postretirement benefits, net of tax	—	—	—	—	—	—	79	—
Other comprehensive income	—	—	—	—	—	—	2,317	—	2,317
Total comprehensive income	—	—	—	—	—	—	—	—	156,846
Purchases of treasury stock	—	—	—	—	—	—	—	(5,469)	(5,469)
Common stock issued under employee benefit plans	—	—	43	—	545	—	—	—	545
Common stock issued and stock-based compensation expense	—	—	1,401	14	21,285	—	—	—	21,299
Income tax deficiency on stock based compensation expense	—	—	—	—	(1,369)	—	—	—	(1,369)
Dividends paid—common stock	—	—	—	—	—	(21,964)	—	—	(21,964)
Accretion of preferred stock discount	—	66,492	—	—	—	(66,492)	—	—	—
Dividends—preferred stock	—	—	—	—	—	(23,811)	—	—	(23,811)
Redemption of preferred stock	(1,225)	(1,224,558)	—	—	—	—	—	—	(1,224,558)
Special dividend—Morgan Stanley	—	—	—	—	—	33,757	—	—	33,757
Balance at May 31, 2010	—	$—	546,243	$5,462	$3,593,692	$2,538,164	$(73,940)	$(25,111)	$6,038,267
Balance at November 30, 2010	—	$—	547,128	$5,471	$3,435,318	$3,126,488	$(82,548)	$(27,883)	$6,456,846
Comprehensive income:
Net income	—	—	—	—	—	1,065,311	—	—	1,065,311
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	16,727	—
Adjustments related to cash flow hedges, net of tax	—	—	—	—	—	—	(878)	—
Adjustments related to pension and postretirement benefits, net of tax	—	—	—	—	—	—	341	—
Other comprehensive income	—	—	—	—	—	—	16,190	—	16,190
Total comprehensive income	—	—	—	—	—	—	—	—	1,081,501
Purchases of treasury stock	—	—	—	—	—	—	—	(5,098)	(5,098)
Common stock issued under employee benefit plans	—	—	26	—	547	—	—	—	547
Common stock issued and stock-based compensation expense	—	—	1,220	13	33,692	—	—	—	33,705
Dividends paid—common stock	—	—	—	—	—	(44,201)	—	—	(44,201)
Balance at May 31, 2011	—	$—	548,374	$5,484	$3,469,557	$4,147,598	$(66,358)	$(32,981)	$7,523,300

Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended May 31,
	2011	2010
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,065,311	$154,529
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	593,249	2,111,470
Deferred income taxes	206,679	(14,949)
Depreciation and amortization on premises and equipment	43,993	46,272
Amortization of deferred revenues	(123,758)	(91,538)
Other depreciation and amortization	(53,502)	37,479
Loss (gain) on investment securities	7	(180)
Loss (gain) on equipment	123	(159)
Stock-based compensation expense	22,640	20,923
Gain on purchase of business	(15,917)	—
Net change in loans originated for sale	31,418	(98,665)
Changes in assets and liabilities:
(Increase) decrease in other assets	58,062	(260,270)
Increase (decrease) in accrued expenses and other liabilities	427,637	538,895
Net cash provided by operating activities	2,255,942	2,443,807
Cash flows from investing activities
Maturities of other short-term investments	375,000	1,350,000
Purchases of other short-term investments	—	(375,000)
Maturities and sales of available-for-sale investment securities	621,507	394,418
Purchases of available-for-sale investment securities	(1,109,470)	(929,070)
Maturities of held-to-maturity investment securities	11,886	6,229
Purchases of held-to-maturity investment securities	(550)	(549)
Net principal disbursed on loans held for investment	(1,264,595)	(1,085,456)
Purchase of loan receivables	(464,897)	—
Purchase of business, net of cash acquired	(401,158)	—
Decrease in restricted cash—special dividend escrow	—	643,311
Decrease in restricted cash—for securitization investors	546,655	553,648
Proceeds from sale of equipment	13	144
Purchases of premises and equipment	(49,868)	(17,461)
Net cash (used for) provided by investing activities	(1,735,477)	540,214
Cash flows from financing activities
Net increase in short-term borrowings	100,000	—
Proceeds from issuance of securitized debt	1,500,000	1,000,000
Maturities of securitized debt	(3,876,294)	(8,360,528)
Proceeds from issuance of other long-term borrowings	—	1,003,427
Maturities of other long-term borrowings	(334,122)	(188,200)
Proceeds from issuance of common stock	7,153	—
Purchases of treasury stock	(5,098)	(5,469)
Net increase in deposits	802,624	1,952,266
Proceeds from acquisition of deposits	—	976,627
Redemption of preferred stock	—	(1,224,558)
Dividend paid to Morgan Stanley	—	(775,000)
Dividends paid on common and preferred stock	(40,501)	(48,497)
Excess tax benefits related to stock-based compensation	—	921
Net cash used for financing activities	(1,846,238)	(5,669,011)
Net decrease in cash and cash equivalents	(1,325,773)	(2,684,990)
Cash and cash equivalents, at beginning of period	5,098,733	13,020,719
Cash and cash equivalents, at end of period	$3,772,960	$10,335,729
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$735,063	$765,286
Income taxes, net of income tax refunds	$377,076	$56,989
Non-cash transactions:
Assumption of SLC debt	$2,921,372	$—
Special dividend—Morgan Stanley	$—	$33,757

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments which are necessary for a fair presentation of the results for the quarter. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2010 audited consolidated financial statements filed with the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2010.
Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on the Company's financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This ASU amends the sale accounting requirement concerning a transferor’s ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision. Specifically, the level of cash collateral received by a transferor will no longer be relevant in determining whether a repurchase agreement constitutes a sale. As a result of this amendment, more repurchase agreements will be treated as secured financings rather than sales. This ASU is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. Because essentially all repurchase agreements entered into by the Company have historically been deemed to constitute secured financing transactions, this amendment is expected to have no impact on the Company’s characterization of such transactions and therefore is not expected to have any impact on the Company's financial condition, results of operations or cash flows.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU is intended to clarify the FASB’s views on the conditions under which a loan modification should be deemed to be a troubled debt restructuring and could result in the determination that more loan modifications meet that definition. Loans which constitute troubled debt restructurings are considered impaired when calculating the allowance for loan losses and are subject to additional disclosures pursuant to ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which becomes effective concurrent with ASU No. 2011-02. The amendment is effective for the first interim or annual period ending after June 15, 2011 and must be applied retrospectively to loan modifications occurring on or after the beginning of the fiscal year of adoption. The Company has reviewed the loan modifications it makes in light of this guidance, and has determined that this amendment is not expected to result in any change to the characterization of the Company's current loan modification programs. The amendment is therefore not expected to impact the Company's financial condition, results of operations or cash flows.

2.	Business Combinations
Acquisition of The Student Loan Corporation. On December 31, 2010, the Company acquired The Student Loan Corporation (“SLC”), which is now a wholly-owned subsidiary of Discover Bank and included in the Company’s Direct Banking segment. The Company acquired SLC’s ongoing private student loan business, which includes certain private student loans held in three securitization trusts and other assets, and assumed SLC’s asset-backed securitization debt incurred by those trusts and other liabilities. The acquired loans are considered to be purchased credit-impaired loans for accounting purposes, the details of which are discussed further in Note 4: Loan Receivables. The acquisition significantly increased the size of the Company’s private student loan portfolio. In addition, the acquisition has provided the Company with a developed student loan business platform, additional school relationships and SLC’s website. Since the acquisition date, the results of operations and cash flows of SLC have been included in the Company’s condensed consolidated results of operations and cash flows. Pro forma data is not provided as the impact of the SLC acquisition was not significant to the Company’s condensed consolidated results of operations or cash flows.
Net cash consideration paid. The following table provides a calculation of the amount paid by the Company for SLC based on the net assets of the SLC securitization trusts acquired after applying an 8.5% discount to the trust assets (the “Trust Certificate Purchase Price”) (dollars in millions):

	Actual	Estimate at Closing December 31, 2010

Gross trust assets	$3,977	$3,993
Less: 8.5% discount	(338)	(339)
Net trust assets	3,639	3,654
Less: Principal amount of and accrued interest on trust debt	(3,193)	(3,215)
Trust Certificate Purchase Price	$446	$439

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

	Actual	Estimate at Closing December 31, 2010

Aggregate Merger Consideration	$600	$600
Less: Purchase price adjustment(1)	(154)	(161)
Trust Certificate Purchase Price	446	439
Less: Further adjustments provided for by Citibank
Cash received for consent to insurance commutation	(16)	(16)
Cash received related to reimbursable liabilities(1)	(29)	(57)
Net cash consideration paid(1)	$401	$366
______________

(1)
Based on the final SLC closing balance sheet, the Company accrued a $35 million liability, at the end of the first quarter of fiscal 2011, payable to Citibank for post-closing adjustments arising from a $7 million increase in the Trust Certificate Purchase Price and a $28 million reduction in reimbursable liabilities, which together resulted in the difference between the actual and estimated numbers shown. The accrued amount was paid to Citibank during the quarter ended May 31, 2011.

Net assets acquired. The Company acquired net assets (including $155 million of cash) with an aggregate fair value of $572 million in exchange for cash consideration of $556 million, resulting in the recognition of a bargain purchase gain of approximately $16 million. The bargain purchase gain primarily resulted from Citibank’s adjustment of the cash consideration to be paid by the Company in exchange for the Company’s consent to permit SLC to commute, immediately prior to the acquisition, certain student loan insurance policies covering loans in one of the three trusts. The bargain purchase gain is recorded in other income on the Company’s condensed consolidated statement of income. Adjustments to these amounts may occur during 2011 as the Company completes its final valuation analysis of assets acquired and liabilities assumed.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the SLC acquisition (dollars in thousands):

At December 31, 2010
Student loan receivables	$3,050,784
Cash	155,347
Indemnification asset	101,127
Student relationships intangible	2,400
Trade name intangible	3,800
Total intangible assets	6,200
Other assets	218,514
Total assets acquired	3,531,972
Securitized debt	2,921,372
Other liabilities	38,178
Total liabilities assumed	2,959,550
Net assets acquired	$572,422
The Company acquired $6.2 million in identifiable intangible assets. These intangible assets consist of student relationships and trade name intangibles. Acquired student relationships consist of those relationships in existence between SLC and the numerous students that carry student loan balances. This intangible asset is deemed to have a finite useful life of five years and will be amortized over this period. Trade name intangibles relate to trademarks, trade names and internet domains and content. This intangible asset is deemed to have an indefinite useful life and therefore is not subject to amortization.

The Company also recorded a $101 million indemnification asset at the acquisition date. This asset reflects the discounted present value of payments expected to be received under Citibank’s indemnification of student loan credit losses that would have been recoverable under certain student loan insurance policies which, as noted above, were commuted pursuant to an agreement entered into by SLC with the Company’s consent immediately prior to the acquisition. The indemnification pertains only to loans in one of the three SLC securitization trusts that we acquired, namely the SLC Private Student Loan Trust 2010-A (“SLC 2010-A”). The SLC 2010-A trust included loans with an aggregate outstanding principal balance of $1.2 billion at the time of acquisition; outstanding loans in that trust totaled $1.1 billion as of May 31, 2011. The initial value of the indemnification asset is based on the insured portion of expected credit losses reflected in the initial carrying value of the related loans. Under the terms of the indemnification agreement with Citibank, indemnification payments related to student loan credit losses are subject to an overall cap of $166.8 million, consistent with the terms of the insurance policies which the indemnification serves to replace.
The subsequent accounting for the indemnification asset will generally reflect the manner in which the indemnified loans are subsequently measured. The value of the indemnification asset will increase or decrease as expected credit losses on the purchased credit-impaired (“PCI”) student loans increase or decrease, respectively. An increase in expected losses on PCI student loans that results in the immediate recognition of an allowance for loan losses will result in an immediate increase in the indemnification asset. A decrease in expected losses that results in an immediate reversal of a previously recognized loan loss allowance will result in the immediate reduction of the indemnification asset. Recognition of an allowance for loan losses on PCI student loans is discussed in more detail within Note 4: Loan Receivables under “Purchased Credit-Impaired Loans.” To the extent that a decrease in expected losses results in a prospective increase in the accretable yield on PCI student loans rather than an immediate reduction of the loan loss allowance, the value of the indemnification asset will be adjusted prospectively through a reduction in the rate of amortization. Amortization and valuation adjustments to the indemnification asset are recorded through other income on the condensed consolidated statement of income.

3.	Investment Securities

The Company’s investment securities consist of the following (dollars in thousands):

	May 31, 2011	November 30, 2010
U.S. Treasury securities	$2,084,968	$1,575,403
U.S. government agency securities	2,385,116	1,888,701
States and political subdivisions of states	43,086	51,774
Other securities:
Credit card asset-backed securities of other issuers	522,149	1,031,112
Corporate debt securities(1)	504,351	507,896
Residential mortgage-backed securities	7,384	9,800
Other debt and equity securities	10,356	10,709
Total other securities	1,044,240	1,559,517
Total investment securities	$5,557,410	$5,075,395
___________________________

(1)	Amount represents corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At May 31, 2011
Available-for-Sale Investment Securities(1)
U.S Treasury securities	$2,072,437	$12,342	$(361)	$2,084,418
U.S government agency securities	2,369,032	16,084	—	$2,385,116
Credit card asset-backed securities of other issuers	512,159	9,997	(7)	$522,149
Corporate debt securities	503,063	1,288	—	$504,351
Total available-for-sale investment securities	$5,456,691	$39,711	$(368)	$5,496,034
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$—	$—	$550
States and political subdivisions of states	43,086	204	(3,539)	39,751
Residential mortgage-backed securities	7,384	725	—	8,109
Other debt securities(4)	10,356	—	—	10,356
Total held-to-maturity investment securities	$61,376	$929	$(3,539)	$58,766
At November 30, 2010
Available-for-Sale Investment Securities(1)
U.S Treasury securities	$1,576,094	$344	$(1,585)	$1,574,853
U.S government agency securities	1,888,909	1,090	(1,298)	1,888,701
Credit card asset-backed securities of other issuers	1,017,183	13,983	(54)	1,031,112
Corporate debt securities	507,757	241	(102)	507,896
Equity securities	15	2	—	17
Total available-for-sale investment securities	$4,989,958	$15,660	$(3,039)	$5,002,579
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$—	$—	$550
States and political subdivisions of states	51,774	281	(3,771)	48,284
Residential mortgage-backed securities	9,800	869	—	10,669
Other debt securities(4)	10,692	—	—	10,692
Total held-to-maturity investment securities	$72,816	$1,150	$(3,771)	$70,195
_________________________

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)
Included in other debt securities at May 31, 2011 and November 30, 2010 are commercial advances of $7.6 million and $7.9 million respectively related to the Company’s Community Reinvestment Act strategies.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position as of May 31, 2011 and November 30, 2010 (dollars in thousands):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At May 31, 2011
Available-for-Sale Investment Securities
U.S. Treasury securities	3	$227,467	$361	$—	$—
U.S. government agency securities	—	—	—	$—	$—
Credit card asset-backed securities of other issuers	7	44,379	7	$—	$—
Corporate debt securities	—	—	—	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$6,449	$6	$23,037	$3,533
At November 30, 2010
Available-for-Sale Investment Securities
U.S. Treasury securities	17	$1,262,670	$1,585	$—	$—
U.S. government agency securities	18	$1,181,148	$1,298	$—	$—
Credit card asset-backed securities of other issuers	23	$238,646	$54	$—	$—
Corporate debt securities	5	$230,441	$102	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$7,731	$239	$27,603	$3,532

During the three and six months ended May 31, 2011, the Company received $291.4 million and $633.4 million, respectively, of proceeds related to maturities or redemptions of investment securities. For the three and six months ended May 31, 2011, approximately $288.6 million and $621.3 million of these proceeds related to maturities of credit card asset-backed securities of other issuers.

The Company records unrealized gains and losses on its available-for-sale investment securities in other comprehensive income. For the six months ended May 31, 2011 and 2010, the Company recorded net unrealized gains of $26.7 million ($16.7 million after tax) and $3.6 million ($2.2 million after tax), respectively, in other comprehensive income.

At both May 31, 2011 and November 30, 2010, the Company had $3.5 million of gross unrealized losses in a continuous loss position for more than 12 months on its held-to-maturity investment securities in states and political subdivisions of states. The Company believes the unrealized loss on these investments is the result of changes in interest rates subsequent to the Company’s acquisitions of these securities and that the reduction in value is temporary. The Company does not intend to sell these investments nor does it expect to be required to sell these investments before recovery of their amortized cost bases, but rather expects to collect all amounts due according to the contractual terms of these securities.

Maturities of available-for-sale debt securities and held-to-maturity debt securities at May 31, 2011 are provided in the table below (dollars in thousands):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale—Amortized Cost (1)
U.S Treasury securities	$401,431	$1,671,006	$—	$—	$2,072,437
U.S government agency securities	773,726	1,595,306	—	—	2,369,032
Credit card asset-backed securities of other issuers	340,613	171,546	—	—	512,159
Corporate debt securities	278,716	224,347	—	—	503,063
Total available-for-sale investment securities	$1,794,486	$3,662,205	$—	$—	$5,456,691
Held-to-maturity—Amortized Cost (2)
U.S. Treasury securities	$550	$—	$—	$—	$550
State and political subdivisions of states	—	2,405	3,900	36,781	43,086
Residential mortgage-backed securities	—	—	—	7,384	7,384
Other debt securities	619	4,209	1,895	3,633	10,356
Total held-to-maturity investment securities	$1,169	$6,614	$5,795	$47,798	$61,376
Available-for-sale—Fair Values (1)
U.S Treasury securities	$401,812	$1,682,606	$—	$—	$2,084,418
U.S government agency securities	774,623	1,610,493	—	—	2,385,116
Credit card asset-backed securities of other issuers	342,109	180,040	—	—	522,149
Corporate debt securities	279,176	225,175	—	—	504,351
Total available-for-sale investment securities	$1,797,720	$3,698,314	$—	$—	$5,496,034
Held-to-maturity—Fair Values (2)
U.S. Treasury securities	$550	$—	$—	$—	$550
State and political subdivisions of states	—	2,437	4,070	33,244	39,751
Residential mortgage-backed securities	—	—	—	8,109	8,109
Other debt securities	619	4,209	1,895	3,633	10,356
Total held-to-maturity investment securities	$1,169	$6,646	$5,965	$44,986	$58,766
_____________________________

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

4.	Loan Receivables
The Company has three portfolio segments: credit card loans, other consumer loans and purchased credit-impaired (“PCI”) student loans acquired in the SLC transaction (See Note 2: Business Combinations). Within these portfolio segments, the Company has classes of receivables which are depicted in the table below (dollars in thousands):

	May 31, 2011	November 30, 2010
Loans held for sale(1)	$756,683	$788,101
Loan portfolio:
Credit card loans:
Discover card(2)	44,723,166	44,904,267
Discover business card	237,479	252,727
Total credit card loans	44,960,645	45,156,994
Other consumer loans:
Personal loans	2,212,888	1,877,633
Private student loans	1,620,165	999,322
Other	12,477	14,363
Total other consumer loans	3,845,530	2,891,318
PCI student loans(3)	2,946,997	—
Total loan portfolio	51,753,172	48,048,312
Total loan receivables	52,509,855	48,836,413
Allowance for loan losses	(2,632,320)	(3,304,118)
Net loan receivables	$49,877,535	$45,532,295
 ____________________________

(1)
Amount represents federal student loans. At May 31, 2011 and November 30, 2010, $478.1 million and $500.2 million of federal student loan receivables, respectively, were pledged as collateral against a long-term borrowing.

(2)
Amounts include $17.1 billion and $19.5 billion of underlying investors’ interest in trust debt at May 31, 2011 and November 30, 2010, respectively, and $16.5 billion and $14.9 billion in seller’s interest at May 31, 2011 and November 30, 2010, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for further information.

(3)
Amount includes $2.9 billion of loans pledged as collateral against the notes issued from the SLC securitization trusts. See Note 5: Credit Card and Student Loan Securitization Activities. The remaining $18.2 million not pledged as collateral represents loans eligible for reimbursement through an indemnification claim. Discover Bank must purchase such loans from the trust before a claim may be filed.

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

Information related to the delinquencies and net charge-offs in the Company’s loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “Purchased Credit-Impaired Loans” (dollars in thousands):

Delinquent and Non-Accruing Loans:
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(2)
At May 31, 2011
Credit card loans:
Discover card(1)	$572,420	$675,737	$1,248,157	$596,397	$232,658
Discover business card	3,120	5,040	8,160	4,741	851
Total credit card loans	575,540	680,777	1,256,317	601,138	233,509
Other consumer loans:
Personal loans	13,306	7,969	21,275	7,041	3,595
Private student loans (excluding PCI)	7,379	1,495	8,874	1,495	84
Other	560	2,582	3,142	—	2,854
Total other consumer loans (excluding PCI)	21,245	12,046	33,291	8,536	6,533
Total loan receivables (excluding PCI)	$596,785	$692,823	$1,289,608	$609,674	$240,042
At November 30, 2010
Total loan receivables(1)	$908,306	$993,618	$1,901,924	$853,757	$325,900
______________________

(1)
Consumer credit card loans that are 90 or more days delinquent and accruing interest include $53.1 million and $35 million of loans accounted for as troubled debt restructurings at May 31, 2011 and November 30, 2010, respectively.

(2)     The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of these loans was $11.6 million and $25 million for the three months and six months ended May 31, 2011, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. These amounts were estimated based on customers' current balances and most recent rates.

Net Charge-Offs:	For the Three Months Ended May 31, 2011		For the Six Months Ended May 31, 2011
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate

Credit card loans:
Discover card	$553,827	4.99%	$1,215,070	5.46%
Discover business card	4,896	8.22%	11,429	9.33%
Total credit card loans	558,723	5.01%	1,226,499	5.48%
Other consumer loans:
Personal loans	15,347	2.88%	34,981	3.46%
Private student loans (excluding PCI)	2,030	0.51%	2,954	0.41%
Other	579	17.33%	613	8.98%
Total other consumer loans (excluding PCI)	17,956	0.96%	38,548	1.15%
Net charge-offs as a percentage of total loans (excluding PCI)	$576,679	4.69%	$1,265,047	5.17%
Net charge-offs as a percentage of total loans (including PCI)	$576,679	4.42%	$1,265,047	4.92%

As part of credit risk management activities, on an ongoing basis the Company reviews information related to the performance of a customer’s account with the Company as well as information from credit bureaus, such as a FICO score, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and monthly or quarterly thereafter. The following table provides the most recent FICO scores available for the Company’s customers as of May 31, 2011, as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
Discover card	78%	22%
Discover business card	86%	14%
Private student loans (excluding PCI)	94%	6%
Personal loans	94%	6%
Allowance for Loan Losses. The Company maintains an allowance for loan losses at an appropriate level to absorb probable losses inherent in the loan portfolio. The Company considers the collectibility of all amounts contractually due on its loan receivables, including those components representing interest and fees. Accordingly, the allowance for loan losses represents the estimated uncollectible principal, interest and fee components of loan receivables. The allowance is evaluated monthly and is maintained through an adjustment to the provision for loan losses. Charge-offs of principal amounts of loans outstanding are deducted from the allowance and subsequent recoveries of such amounts increase the allowance. Charge-offs of loan balances representing unpaid interest and fees result in a reversal of interest and fee income, respectively, which is effectively a reclassification of provision for loan loss.
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

The following table provides changes in the Company’s allowance for loan losses for the three and six months ended May 31, 2011 and 2010 (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2011	2010	2011	2010
Balance at beginning of period	$3,033,459	$4,207,360	$3,304,118	$1,757,899
Additions:
Addition to allowance related to securitized receivables(1)	—	—	—	2,144,461
Provision for loan losses	175,540	724,264	593,249	2,111,470
Deductions:
Charge-offs:
Discover card	(708,287)	(1,080,554)	(1,500,919)	(2,221,039)
Discover business card	(5,869)	(16,402)	(13,255)	(35,688)
Total credit card loans	(714,156)	(1,096,956)	(1,514,174)	(2,256,727)
Personal loans	(15,931)	(23,041)	(35,981)	(47,121)
Federal student loans	—	(248)	—	(297)
Private student loans	(2,044)	(260)	(2,983)	(604)
Other	(580)	(711)	(615)	(719)
Total other consumer loans	(18,555)	(24,260)	(39,579)	(48,741)
Total charge-offs	(732,711)	(1,121,216)	(1,553,753)	(2,305,468)
Recoveries:
Discover card	154,460	118,961	285,849	220,082
Discover business card	973	911	1,826	1,641
Total credit card loans	155,433	119,872	287,675	221,723
Personal loans	584	330	1,000	521
Federal student loans	—	—	—	—
Private student loans	14	6	29	8
Other	1	8	2	10
Total other consumer loans	599	344	1,031	539
Total recoveries	156,032	120,216	288,706	222,262
Net charge-offs	(576,679)	(1,001,000)	(1,265,047)	(2,083,206)
Balance at end of period	$2,632,320	$3,930,624	$2,632,320	$3,930,624
 ______________________

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

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card and other consumer loans is as follows (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2011	2010	2011	2010
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)(1)	$163,494	$236,780	$351,715	$504,487
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)(1)	$28,584	$77,620	$63,954	$169,708
 _________________________

(1)	Beginning in 2011, net charge-offs of interest and fees include amounts related to other consumer loans. Prior to 2011 such amounts were not included as they were not material.

The following table provides additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio (which excludes loans held for sale) by impairment methodology (dollars in thousands):

	Credit Card	Personal Loans	Student Loans	Other Loans	Total
At May 31, 2011
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$2,317,443	$74,119	$38,619	$644	$2,430,825
Troubled debt restructurings(2)	201,495	—	—	—	201,495
Purchased credit-impaired(3)	—	—	—	—	—
Total allowance for loan losses	$2,518,938	$74,119	$38,619	$644	$2,632,320
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$43,717,619	$2,212,888	$1,620,165	$12,477	$47,563,149
Troubled debt restructurings(2)	1,243,026	—	—	—	1,243,026
Purchased credit-impaired(3)	—	—	2,946,997	—	2,946,997
Total recorded investment	$44,960,645	$2,212,888	$4,567,162	$12,477	$51,753,172
At November 30, 2010
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$3,095,046	$76,087	$18,569	$574	$3,190,276
Troubled debt restructurings(2)	113,842	—	—	—	113,842
Purchased credit-impaired(3)	—	—	—	—	—
Total allowance for loan losses	$3,208,888	$76,087	$18,569	$574	$3,304,118
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$44,851,650	$1,877,633	$999,322	$14,363	$47,742,968
Troubled debt restructurings(2)	305,344	—	—	—	305,344
Purchased credit-impaired(3)	—	—	—	—	—
Total recorded investment	$45,156,994	$1,877,633	$999,322	$14,363	$48,048,312
 _________________________

(1)	Represents loans evaluated for impairment in accordance with ASC 450-20, Loss Contingencies.

(2)
Represents loans evaluated for impairment in accordance with ASC 310-10, Receivables, which consists of modified loans accounted for as troubled debt restructurings. The unpaid principal balance of such loans was $1.1 billion at May 31, 2011. All loans accounted for as troubled debt restructurings have a related allowance for loan losses. In the first quarter 2011, the Company began accounting for credit card loans modified through temporary hardship and external programs as troubled debt restructurings. The impact on the total allowance for loan losses as a result of this change was not material.

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
The Company also makes loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program (referred to below as external programs). These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees.
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

	For the three months ended May 31, 2011(1)		For the six months ended May 31, 2011(1)
	Temporary and Permanent Programs	External Programs	Temporary and Permanent Programs	External Programs
Average recorded investment in loans	$536,318	$730,034	$542,599	$734,911
Interest income recognized during the time within the period these loans were impaired(2)	$5,652	$15,843	$12,142	$31,583
Gross interest income that would have been recorded in accordance with the original terms(3)	$16,016	$2,540	$31,539	$5,069

	For the three months ended May 31, 2010		For the six months ended May 31, 2010
	Permanent Programs		Permanent Programs
Average recorded investment in loans	$247,853		$237,284
Interest income recognized during the time within the period these loans were impaired(2)	$700		$1,342
Gross interest income that would have been recorded in accordance with the original terms(3)	$9,627		$18,245
 ____________________________

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

Purchased Credit-Impaired Loans. Purchased loans with evidence of credit deterioration after origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in The Student Loan Corporation transaction comprise the Company’s only PCI loans at May 31, 2011.
PCI loans are subject to interest income recognition on the basis of expected cash flows rather than contractual cash flows, pursuant to ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company accounts for the entire portfolio of acquired private student loans on the basis of expected cash flows. The loan portfolio was acquired at a discount related, at least in part, to a decline in the credit quality of the loans after their origination, and management has concluded it is probable that it will be unable to collect all contractually required payments due. However, the Company is unable to specifically identify which loans it will be unable to collect.
The PCI student loans were aggregated into pools based on common risk characteristics. Loans were grouped primarily on the basis of origination date as loans originated in a particular year generally reflect the application of common origination strategies and/or underwriting criteria. Because student loan payments are deferred while a student is in school and all loans in deferment are considered performing, the segmentation between performing and non-performing loans is not considered an accurate risk indicator and was therefore not used as a basis for segmentation. The loan pools match the composition of the securitization trusts in which the acquired loans are held. Each pool is accounted for as a single asset and each has a single composite interest rate, total contractual cash flows and total expected cash flows.
As of the December 31, 2010 acquisition date, the PCI student loans had an aggregate outstanding balance of approximately $3.8 billion, including accrued interest, and a fair value (initial carrying value) of approximately $3.1 billion. Of the $3.8 billion aggregate outstanding balance of loans acquired, loans with an aggregate outstanding balance of approximately $31 million were non-performing as of the acquisition date. PCI student loans had an outstanding balance of $3.6 billion, including accrued interest, and a related carrying amount of $2.9 billion as of May 31, 2011.

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
Interest income is recognized on each pool of PCI student loans through accretion on a level-yield basis over the life of the loan pool of the difference between the carrying amount of the loan pool and the expected cash flows (accretable yield). The initial estimate of the fair value of the PCI student loans includes the impact of expected credit losses, and therefore, no allowance for loan losses was recorded at the purchase date. The difference between contractually required cash flows and cash flows expected to be collected, as measured at the acquisition date, is referred to as the non-accretable difference. Charge-offs are absorbed by the non-accretable difference and do not result in a charge to earnings.
The estimate of cash flows expected to be collected is updated each reporting period to reflect management’s latest assumptions about expected credit losses and borrower prepayments, and interest rates in effect in the current period. To the extent expected credit losses increase after the date of acquisition, the Company must record an allowance for loan losses through the provision for loan losses, which would reduce net income. There has not been any significant credit deterioration since the acquisition date, and therefore no allowance has been established for the PCI student loans at May 31, 2011. Changes in expected cash flows related to changes in prepayments or interest rate indices for variable rate loans generally are recorded prospectively as adjustments to interest income.
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
Certain PCI student loans in one of the pools are covered by an indemnification agreement with Citibank for credit losses. The indemnified loans are presented along with all other PCI student loans and the related indemnification asset is recognized as a separate asset on the Company’s condensed consolidated statement of financial condition. See Note 2: Business Combinations for a description of the indemnification asset.
The following table shows contractually required payments receivable, cash flows expected to be collected and fair value of loans acquired as of the acquisition date (dollars in millions):

At December 31, 2010
Contractually required payments receivable (1)	$5,673
Less: Non-accretable difference (2)	(846)
Cash flows expected to be collected	4,827
Less: Accretable yield (3)	(1,776)
Fair value of loans acquired	$3,051
 ______________________

(1)	Amount represents principal and interest payments, both currently due and due in the future, adjusted for the effect of estimated prepayments.

(2)	Charge-offs on acquired loans will be written off against non-accretable difference.

(3)	Amount accreted into interest income over the estimated lives of the acquired loans.

The following table provides changes in accretable yield for the acquired loans for the three and six month periods ended May 31, 2011 (dollars in millions):

	For the Three Months Ended May 31, 2011	For the Six Months Ended May 31, 2011
Balance at beginning of period	$1,737	$—
Acquisition of The Student Loan Corporation	—	1,776
Accretion into interest income	(56)	(95)
Reclassifications from non-accretable difference	91	91
Balance at end of period	$1,772	$1,772
The Company reclassified $91 million from non-accretable difference because of an increase in expected cash flows. This amount will be recognized prospectively as an adjustment to yield over the remaining life of the pools.

At May 31, 2011, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.10% and 0.88%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans for the three and six months ended May 31, 2011 was 1.31% and 1.21%, respectively.

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

Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts’ creditors. The trusts have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Investment of trust cash balances is limited to investments that are permitted under the governing documents of the trusts and which have maturities no later than the related date on which funds must be made available for distribution to trust investors. With the exception of the seller’s interest in trust receivables, the Company’s interests in trust assets are generally subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt. The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in thousands):

	May 31, 2011	November 30, 2010
Cash collateral accounts (1)	$273,948	$459,474
Collections and interest funding accounts	599,449	904,284
Restricted cash	873,397	1,363,758
Investors’ interests held by third-party investors	12,752,634	14,921,057
Investors’ interests held by wholly owned subsidiaries of Discover Bank	4,317,797	4,608,210
Seller’s interest	16,531,030	14,923,722
Loan receivables (2)	33,601,461	34,452,989
Allowance for loan losses allocated to securitized loan receivables (2)	(1,880,030)	(2,431,399)
Net loan receivables	31,721,431	32,021,590
Other	24,732	24,083
Carrying value of assets of consolidated variable interest entities	$32,619,560	$33,409,431
 _______________________

(1)	As of November 30, 2010, the full amount was pledged as collateral against a long-term borrowing.

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

Another feature of the Company’s securitization structure that is designed to protect investors’ interests from loss, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.5%, with increasing funding requirements as excess spread levels decline below preset levels to 0%.
In addition to performance measures associated with the transferred credit card loan receivables, there are other events or conditions which could trigger an early amortization event. As of May 31, 2011, no economic or other early amortization events have occurred.
The tables below provide information concerning investors’ interests and related excess spreads at May 31, 2011 (dollars in thousands):

	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$4,550,877	8
Discover Card Execution Note Trust (DiscoverSeries notes)	12,519,554	27
Total investors’ interests	$17,070,431	35
______________________

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread(1)(2)
Group excess spread percentage	15.75%
DiscoverSeries excess spread percentage	15.51%
 ______________________

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
Under terms of all the trust arrangements, the Company has the option, but not the obligation, to provide financial support to the trusts, but has never provided such support. A substantial portion of the credit risk associated with the securitized loans has been transferred to third parties under private credit insurance or indemnification. See Note 2: Business Combinations.

The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in thousands):

May 31, 2011
Restricted cash	$140,972
Student loan receivables	$2,937,292
Other assets	$6,960
Carrying value of assets of consolidated variable interest entities	$3,085,224

6.	Deposits
The Company offers its deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (IRA) certificates of deposit to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). As of May 31, 2011 and November 30, 2010, the Company had approximately $22.9 billion and $20.6 billion, respectively, of direct-to-consumer deposits and approximately $12.2 billion and $13.7 billion, respectively, of brokered deposits.
A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	May 31, 2011	November 30, 2010
Certificates of deposit in amounts less than $100,000(1)	$18,705,604	$19,797,420
Certificates of deposit from amounts of $100,000(1)to less than $250,000(1)	4,798,297	4,626,792
Certificates of deposit in amounts of $250,000(1)or greater	1,132,214	1,146,843
Savings deposits, including money market deposit accounts	10,479,733	8,738,784
Total interest-bearing deposits	$35,115,848	$34,309,839
Average annual interest rate	2.75%	3.12%
 _______________________

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
At May 31, 2011, certificates of deposit maturing during the remainder of 2011, over the next four years and thereafter were as follows (dollars in thousands):

Year	Amount
2011	$5,592,191
2012	$8,514,198
2013	$5,184,290
2014	$2,255,494
2015	$1,890,466
Thereafter	$1,199,476

7.	Long-Term Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in thousands):

	May 31, 2011		November 30, 2010
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Securitized Debt
Fixed rate asset-backed securities (including discount of $1,421)	$1,748,579	5.65%	$2,598,343	5.47%	Various fixed rates	Various June 2013— September 2017
Floating rate asset-backed securities	9,002,634	0.75%	10,621,057	0.75%	1-month LIBOR(1) + 3 to 130 basis points	Various July 2011— September 2015
Floating rate asset-backed securities	1,250,000	0.65%	1,250,000	0.63%	3-month LIBOR(1) + 34 basis points	December 2012
Floating rate asset-backed securities and other borrowings	750,000	0.90%	450,000	0.98%	Commercial Paper rate + 70 basis points	Various June 2011— April 2013
Total Discover Card Master Trust I and Discover Card Execution Note Trust	12,751,213		14,919,400
Floating rate asset-backed securities (including discount of $251,410)	1,489,138	0.47%	—		3-month LIBOR(1) + 7 to 45 basis points	Various April 2018— July 2036(2)
Floating rate asset-backed securities (including discount of $3,953)	667,266	4.25%	—		Prime rate +100 basis points	June 2031(2)
Floating rate asset-backed securities (including premium of $3,145)	174,997	4.00%	—		Prime rate + 75 basis points	July 2042(2)
Floating rate asset-backed securities (including premium of $7,266)	404,209	3.70%	—		1-month LIBOR(1) + 350 basis points	July 2042(2)
Total SLC Private Student Loan Trusts	2,735,610		—
Total Long-Term Borrowings—owed to securitization investors	15,486,823		14,919,400
Discover Financial Services (Parent Company)
Fixed rate senior notes due 2017
Principal value (including discount of $492)	399,508	6.45%	399,467	6.45%	Fixed	June 2017
Fair value adjustment(3)	(8,351)		(7,888)
Net book value	391,157		391,579
Fixed rate senior notes due 2019	400,000	10.25%	400,000	10.25%	Fixed	July 2019
Discover Bank
Subordinated bank notes due 2019 (including discount of $1,528)	698,472	8.70%	698,382	8.70%	Fixed	November 2019
Subordinated bank notes due 2020 (including discount of $3,074)	496,926	7.00%	496,753	7.00%	Fixed	April 2020
Floating rate secured borrowings	—	—%	93,980	0.79%	Commercial Paper rate + 50 basis points	December 2010
Floating rate secured borrowings	—	—%	212,336	0.70%	1-month LIBOR(1) + 45 basis points	December 2010
Floating rate secured borrowings(4)	465,103	0.72%	492,910	0.66%	Commercial Paper rate + 50 basis points	August 2013(4)
Capital lease obligations	26	6.26%	388	6.26%	Fixed	Various
Total long-term borrowings	$17,938,507		$17,705,728
 __________________________

(1)	London Interbank Offered Rate (“LIBOR”).

(2)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(3)	The Company uses interest rate swaps to hedge this long-term borrowing against changes in fair value attributable to changes in LIBOR. See Note 14: Derivatives and Hedging Activities.

(4)
Under a program established by the U.S. Department of Education, this loan facility was entered into to fund certain federal student loans, which were held for sale at May 31, 2011 and November 30, 2010. Principal and interest payments on the underlying student loans will reduce the balance of the secured borrowing over time, with final maturity in August 2013. However, upon sale of the loans, this loan facility will be repaid.

The Company has an unsecured credit agreement that is effective through May 2012. The agreement provides for a revolving credit commitment of up to $2.4 billion (of which the Company may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). As of May 31, 2011, the Company had no outstanding balances due under the facility. The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate, LIBOR, the EURIBOR or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and Tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitment may be terminated upon an event of default.
The Company also has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of May 31, 2011, the total commitment of secured credit facilities through private providers was $6.5 billion, of which $750 million had been used and was included in long-term borrowings at May 31, 2011. Access to the unused portions of the secured credit facilities is dependent upon the agreement with each of the providers which have various expirations in 2012 and 2013. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.	Income Taxes
Income tax expense consisted of the following (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2011	2010	2011	2010
Current:
U.S. federal	$197,637	$60,352	$336,485	$97,599
U.S. state and local	33,309	18,031	35,716	14,061
International	926	(226)	2,271	245
Total	231,872	78,157	374,472	111,905
Deferred:
U.S. federal	89,191	80,951	197,820	(11,848)
U.S. state and local	4,967	5,018	8,858	(3,101)
International	10	—	1	—
Total	94,168	85,969	206,679	(14,949)
Income tax expense (benefit)	$326,040	$164,126	$581,151	$96,956
The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2011	2010	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.9	4.3	2.0	3.3
Valuation allowance - capital loss	(2.3)	—	(1.3)	—
Non-deductible compensation	—	0.4	—	1.3
Other	(0.4)	(0.8)	(0.4)	(1.0)
Effective income tax rate	35.2%	38.9%	35.3%	38.6%

During the second quarter of 2011, a tax planning strategy was identified to realize the capital loss carryforward related to the sale of the Goldfish credit card business. As a result, the Company released a previously recognized $62.6 million valuation allowance and recognized an income tax benefit of $21.9 million for federal and $1.0 million for state (net of federal benefit).

The Company is under continuous examination by the IRS and the tax authorities for various states. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers fiscal year 1999 through short period June 30, 2007. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years' examinations. As part of its audit of 1999 through 2005, the IRS has proposed additional tax assessments. In August 2010, the Company filed an appeal with the IRS to protest the proposed adjustments. The Company does not anticipate that resolution of this matter will occur within the next twelve months as it is in the preliminary stage. Due to uncertainty of the outcome of the appeal, the Company is unable to determine if the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. However, the Company believes that its reserve is sufficient to cover any penalties and interest that would result in an increase in federal income taxes due.

9.	Earnings Per Share
The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2011	2010	2011	2010
Numerator:
Net income	$600,419	$258,067	$1,065,311	$154,529
Preferred stock dividends	—	(8,504)	—	(23,811)
Preferred stock accretion	—	(63,103)	—	(66,492)
Net income available to common stockholders	600,419	186,460	1,065,311	64,226
Income allocated to participating securities	(6,931)	(1,870)	(12,399)	(702)
Net income allocated to common stockholders	$593,488	$184,590	$1,052,912	$63,524
Denominator:
Weighted average shares of common stock outstanding	545,504	543,875	545,280	543,651
Effect of dilutive common stock equivalents	656	8,185	589	7,977
Weighted average shares of common stock outstanding and common stock equivalents	546,160	552,060	545,869	551,628
Basic earnings per share	$1.09	$0.34	$1.93	$0.12
Diluted earnings per share	$1.09	$0.33	$1.93	$0.12

The following securities were considered anti-dilutive and therefore were excluded from the denominator in the computation of diluted EPS (shares in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2011	2010	2011	2010
Unexercised stock options	348	3,391	450	3,445
Warrants issued to the U.S. Treasury	—	8,164	—	7,962

10.	Capital Adequacy
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of May 31, 2011, the Company and the Bank met all capital adequacy requirements to which they were subject.
Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of May 31, 2011, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.
The following table shows the actual capital amounts and ratios of the Company and the Bank as of May 31, 2011 and November 30, 2010 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
May 31, 2011
Total capital (to risk-weighted assets)
Discover Financial Services	$9,036,994	16.8%	$4,316,690	≥8.0%	$5,395,862	≥10.0%
Discover Bank	$8,368,319	15.7%	$4,253,242	≥8.0%	$5,316,552	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$7,142,942	13.2%	$2,158,345	≥4.0%	$3,237,517	≥6.0%
Discover Bank	$6,484,059	12.2%	$2,126,621	≥4.0%	$3,189,931	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$7,142,942	11.3%	$2,540,132	≥4.0%	$3,175,165	≥5.0%
Discover Bank	$6,484,059	10.4%	$2,501,564	≥4.0%	$3,126,955	≥5.0%
November 30, 2010
Total capital (to risk-weighted assets)
Discover Financial Services	$7,946,619	15.9%	$3,989,689	≥8.0%	$4,987,111	≥10.0%
Discover Bank	$7,817,205	15.9%	$3,923,344	≥8.0%	$4,904,180	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$6,095,000	12.2%	$1,994,844	≥4.0%	$2,992,266	≥6.0%
Discover Bank	$5,975,824	12.2%	$1,961,672	≥4.0%	$2,942,508	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$6,095,000	9.9%	$2,464,324	≥4.0%	$3,080,406	≥5.0%
Discover Bank	$5,975,824	9.8%	$2,431,610	≥4.0%	$3,039,512	≥5.0%

11.	Commitments, Contingencies and Guarantees
Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2021. At May 31, 2011, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in thousands):

	Capitalized Leases	Operating Leases
2011	$26	$4,627
2012	—	10,125
2013	—	8,409
2014	—	7,022
2015	—	6,137
Thereafter	—	14,477
Total minimum lease payments	26	$50,797
Less: Amount representing interest	—
Present value of net minimum lease payments	$26

Unused commitments to extend credit. At May 31, 2011, the Company had unused commitments to extend credit for consumer loans and commercial loans of approximately $164 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other consumer loan products, provided there is no violation of conditions in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.

Commitments to purchase private student loans. Prior to its acquisition by Discover Bank on December 31, 2010, SLC had an agreement with Citibank providing for the origination and servicing of private student loans. Citibank would originate and fund such loans and, after final disbursement, SLC would purchase the loans from Citibank. This agreement between SLC and Citibank was terminated on December 31, 2010, at which time Discover Bank entered into an agreement with Citibank to purchase (i) eligible private student loans originated by Citibank prior to December 31, 2010 and (ii) any private student loans originated by Citibank on or after December 31, 2010 under a new loan origination agreement entered into between Citibank and SLC on December 31, 2010. Discover Bank has agreed to purchase the loans at the funded amount (plus accrued interest and less any capitalized fees for any loans first funded prior to December 31, 2010) and, for any loans first funded by Citibank on December 31, 2010 or later, pay a premium equal to 0.125%. Discover Bank completed the first purchase of loan participations under this agreement on January 3, 2011. The agreement expires on December 31, 2011, although Discover Bank is permitted to extend the agreement for up to two additional six-month terms, or through December 31, 2012. Although the agreement does not set forth a minimum or maximum amount of loans to be purchased, Discover Bank must purchase all eligible loans originated by Citibank, which the Company estimates to be $0.5 billion to $1 billion through the end of the first term, or December 31, 2011. As of May 31, 2011, Discover Bank had committed to purchase $5.5 million of loans under this agreement.

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

May 31, 2011
Diners Club:
Merchant guarantee (in millions)	$245
PULSE:
ATM guarantee (in thousands)	$1,018

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of May 31, 2011, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of May 31, 2011, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.

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
The table below summarizes certain information regarding merchant chargebacks guarantees:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2011	2010	2011	2010
Losses related to merchant chargebacks (in thousands)	$413	$501	$1,334	$1,258
Aggregate sales transaction volume (in millions)(1)	$26,848	$24,659	$52,635	$48,655
 ________________

(1)	Represents period transactions processed on the Discover Network to which a potential liability exists which, in aggregate, can differ from credit card sales volume.
The Company has not recorded any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees on May 31, 2011 and November 30, 2010. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts, and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition (in thousands):

	May 31, 2011	November 30, 2010
Settlement withholdings and escrow deposits	$29,777	$30,483

12.     Litigation
In the normal course of business, from time to time, the Company has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company contests liability and/or the amount of damages as appropriate in each pending matter. In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is from $0 to $40 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, takes into account the Company’s best estimate of such losses for those matters for which an estimate can be made, and does not represent the Company’s maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.

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

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, accounting, tax and operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings or other relief, which could materially impact the Company's financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. For example, the Company received a notice of proposed assessment from the IRS related to its audit of the Company’s 1999-2005 tax years as further discussed in Note 8: Income Taxes. In addition, the FDIC is currently reviewing the Company's marketing practices with respect to its fee-based products, including its payment protection fee product, which could lead to an enforcement action.

On November 16, 2010, a class action lawsuit was filed against the Company by a cardmember in the U.S. District Court for the Southern District of California (Michele Bennett et al. v. Discover Card, a/k/a DFS Services LLC). The plaintiff alleged that the Company contacted her, and members of the class, on their cellular telephones without their express consent in violation of the Telephone Consumer Protection Act. In April 2011, the Company entered into a settlement with the representative plaintiff, pursuant to which the lawsuit was dismissed on May 23, 2011.

There are eight class action cases pending in relation to the sale of the Company’s payment protection fee product. The cases were filed (all in United States District Courts) on: July 8, 2010 in the Northern District of California (Walker, et al. v. DFS, Inc. and Discover Bank; subsequently transferred to the Northern District of Illinois); July 16, 2010 in the Central District of California (Conroy v. Discover Financial Services and Discover Bank); October 22, 2010 in the District of South Carolina (Alexander v. Discover Financial Services, Inc.; DFS Services LLC; Discover Bank; and Morgan Stanley); November 5, 2010 in the Northern District of Illinois (Callahan v. Discover Financial Services, Inc. and Discover Bank); December 17, 2010 in the Western District of Tennessee (Sack v. DFS Services LLC; Discover Financial Services, Inc.; and Discover Bank); January 14, 2011 in the Eastern District of Pennsylvania (Boyce v. DFS Services LLC; Discover Financial Services Inc.; Discover Bank); February 15, 2011 in the Southern District of Florida (Triplett v. Discover Financial Services, Inc., DFS Financial Services LLC, Discover Bank and Morgan Stanley); and March 7, 2011 in the Eastern District of Pennsylvania (Carter v. Discover Financial Services, Inc., DFS Financial Services LLC, Discover Bank, Morgan Stanley et al.). All of the cases have been transferred to the U.S. District Court for the Northern District of Illinois pursuant to a multi-district litigation order issued by the Joint Panel on Multidistrict Litigation in February 2011. These class actions challenge the Company’s marketing practices with respect to its payment protection fee product to cardmembers under various state laws and the Truth in Lending Act. The plaintiffs seek monetary remedies including unspecified damages and restitution, attorneys’ fees and costs, and various forms of injunctive relief including an order rescinding the payment protection fee product enrollments of all class members. In June 2011, the Company and class counsel entered into a preliminary global settlement of all of the pending class actions. The settlement is subject to judicial approval.

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
The following table provides the estimated fair values of financial instruments (dollars in thousands):

	May 31, 2011		November 30, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$3,772,960	$3,772,960	$5,098,733	$5,098,733
Restricted cash	$1,014,369	$1,014,369	$1,363,758	$1,363,758
Other short-term investments	$—	$—	$375,000	$375,000
Investment securities:
Available-for-sale	$5,496,034	$5,496,034	$5,002,579	$5,002,579
Held-to-maturity	$61,376	$58,766	$72,816	$70,195
Net loan receivables	$49,877,535	$50,628,221	$45,532,295	$45,835,543
Derivative financial instruments	$17,773	$17,773	$4,995	$4,995
Financial Liabilities
Deposits	$35,219,183	$36,079,809	$34,413,383	$35,500,526
Short-term borrowings	$100,000	$100,000	$—	$—
Long-term borrowings—owed to securitization investors	$15,486,823	$15,966,171	$14,919,400	$15,148,534
Other long-term borrowings	$2,451,684	$2,897,934	$2,786,328	$3,118,967
Derivative financial instruments	$115	$115	$6,594	$6,594

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

Available-for-sale investment securities. Investment securities classified as available-for-sale consist of credit card asset-backed securities issued by other financial institutions, U.S. Treasury and government agency securities, and corporate debt securities. The fair value for the U.S. Treasury and government agency securities are valued based on quoted market prices for the same or similar securities. The fair value estimation techniques for the credit card asset-backed securities issued by other financial institutions and corporate debt securities are discussed below.

Held-to-maturity investment securities. Held-to-maturity investment securities are generally valued based on quoted market prices for the same or similar securities.

Net loan receivables. The Company’s loan receivables are comprised of credit card and installment loans, including the private student loans acquired from SLC. To estimate the fair value of loan receivables, loans are aggregated into pools of similar loan types, characteristics and expected repayment terms. The fair values of all loan receivables are estimated by discounting expected future cash flows using rates at which similar loans could be made under current market conditions.

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

Deposits. The carrying values of money market deposits, non-interest bearing deposits, interest-bearing demand deposits and savings deposits approximate fair value due to the liquid nature of these deposits. For time deposits for which readily available market rates do not exist, fair values are estimated by discounting expected future cash flows using market rates currently offered for deposits with similar remaining maturities.

Short-term borrowings. The carrying values of short-term borrowings approximate fair value. Federal Funds purchased and repurchase agreements are short-term in nature and have maturities of less than one year.

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

Disclosures concerning assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at May 31, 2011
Assets
U.S Treasury securities	$2,084,418	$—	$—	$2,084,418
U.S government agency securities	2,385,116	—	—	2,385,116
Credit card asset-backed securities of other issuers	—	522,149	—	522,149
Corporate debt securities	—	504,351	—	504,351
Equity securities	—	—	—
Available-for-sale investment securities	$4,469,534	$1,026,500	$—	$5,496,034
Derivative financial instruments	$—	$17,773	$—	$17,773
Liabilities
Derivative financial instruments	$—	$115	$—	$115
Balance at November 30, 2010
Assets
U.S Treasury securities	$1,574,853	$—	$—	$1,574,853
U.S government agency securities	1,888,701	—	—	1,888,701
Credit card asset-backed securities of other issuers	—	1,031,112	—	1,031,112
Corporate debt securities	—	507,896	—	507,896
Equity securities	—	—	17	17
Available-for-sale investment securities	$3,463,554	$1,539,008	$17	$5,002,579
Derivative financial instruments	$—	$4,995	$—	$4,995
Liabilities
Derivative financial instruments	$—	$6,594	$—	$6,594

At May 31, 2011, amounts reported in credit card asset-backed securities issued by other institutions reflected senior-rated Class A securities having a par value of $444 million and more junior-rated Class B and Class C securities with par values of $50 million and $27 million, respectively. The Class A securities had a weighted-average coupon of 1.20% and a weighted-average remaining maturity of 11.1 months, the Class B, 0.54% and 11.5 months, respectively, and the Class C, 0.66% and 11.5 months, respectively. The assets underlying these securities are predominantly prime general-purpose credit card loan receivables. Amounts reported in corporate debt securities reflected AAA-rated corporate debt obligations issued under the Temporary Liquidity Guarantee Program (“TLGP”) that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with a par value of $495 million, a weighted-average coupon of 2.42% and a weighted-average remaining maturity of 11.6 months.

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

The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis. Net transfers into and/or out of Level 3 are presented using beginning of the period fair values excluding purchases and other settlements. There were no Level 3 assets or liabilities measured at fair value on a recurring basis at any point during the quarter ended May 31, 2011.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in thousands)

For the Six Months Ended May 31, 2011	Balance at November 30, 2010	Total Realized and Unrealized Gains (Losses)	Sales	Net Transfers Into and/ or Out of Level 3	Balance at May 31, 2011	Change in unrealized gains (losses) related to financial instruments held at May 31, 2011
Assets
Equity securities	17	144	(161)	—	—	—
Available-for-sale investment securities	$17	$144	$(161)	$—	$—	—

For the Three Months Ended May 31, 2010	Balance at February 29, 2010	Total Realized and Unrealized Gains (Losses)		Sales	Net Transfers Into and/ or Out of Level 3	Balance at May 31, 2010	Change in unrealized gains (losses) related to financial instruments held at May 31, 2010
Assets
Asset-backed commercial paper notes	62,171	1,561	(1)	—	—	63,732	1,561
Equity securities	—	—		—	17	17	—
Available-for-sale investment securities	$62,171	$1,561		$—	$17	$63,749	1,561

For the Six Months Ended May 31, 2010	Balance at November 30, 2009	Derecognition of assets upon adoption of Statement No. 167	Total Realized and Unrealized Gains (Losses)	Sales	Net Transfers Into and/ or Out of Level 3	Balance at May 31, 2010	Change in unrealized gains (losses) related to financial instruments held at May 31, 2010
Assets
Certificated retained interest in DCENT	$2,204,969	$(2,204,969)	$—	$—	$—	$—	$—
Credit card asset-backed securities of other issuers	381,705	—	—	—	(381,705)	—	—
Asset-backed commercial paper notes	58,792	—	4,940 (1)	—	—	63,732	4,940
Equity securities	—	—	—	—	17	17	—
Available-for-sale investment securities	$2,645,466	$(2,204,969)	$4,940	$—	$(381,688)	$63,749	4,940
Cash collateral accounts	$822,585	$(822,585)	$—	$—	$—	$—	$—
Interest-only strip receivable	117,579	(117,579)	—	—	—	—	—
Amounts due from asset securitization	$940,164	$(940,164)	$—	$—	$—	$—	$—
_____________

(1)	Reflects unrealized pretax gains recorded in other comprehensive income in the condensed consolidated statement of financial condition.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the six months ended May 31, 2011, the Company had no impairments related to these assets.

As of May 31, 2011, the Company had not made any fair value elections with respect to any of its eligible assets and liabilities as permitted under ASC 825-10-25.

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

The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at May 31, 2011 will be reclassified to interest income as interest payments are received on certain of the Company's floating rate credit card loan receivables. During the next 12 months, the Company estimates it will reclassify to earnings $8.0 million of pretax gains related to its derivatives designated as cash flow hedges.

Fair Value Hedges. The Company is exposed to changes in fair value of certain of its fixed rate debt obligations due to changes in interest rates. During the three and six months ended May 31, 2011, the Company used interest rate swaps to manage its exposure to changes in fair value of certain fixed rate senior notes and interest-bearing brokered deposits attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. The interest rate swaps involve the receipt of fixed rate amounts from the respective counterparties in exchange for the Company making payments of variable rate amounts over the life of the agreements without exchange of the underlying notional amounts. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged fixed rate senior note and interest-bearing brokered deposits relating to the risk being hedged were recorded in interest expense and provided substantial offset to one another. Ineffectiveness related to these fair value hedges was recorded in interest expense. Any basis differences between the fair value and the carrying amount of the hedged fixed rate senior note and interest-bearing brokered deposits at the inception of the hedging relationship is amortized and recorded in interest expense.

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
The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the statement of financial condition each is reported as of May 31, 2011 and November 30, 2010. See Note 13: Fair Value Disclosures for a description of the valuation methodologies of derivatives. (Dollars in thousands):

	May 31, 2011				November 30, 2010
			Balance Sheet Location			Balance Sheet Location
	Notional Amount	Number of Transactions	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps—Cash Flow hedge	$2,000,000	8	$3,587	$—	$2,000,000	$4,989	$—
Interest rate swaps—Fair Value hedge	$1,035,489	39	$7,544	$—	$400,000	$—	$6,587
Derivatives not designated as hedges:
Foreign exchange forward contracts(1)	$8,514	2	$—	$115	$7,800	$6	$7
Interest rate swap	$1,522,271	1	$6,642	$—	$—	$—	$—
 ______________

(1)	The foreign exchange forward contracts have notional amounts of EUR 4 million and GBP 1.675 million as of May 31, 2011 and November 30, 2010.
The following table summarizes the impact of the derivative instruments on income, and indicates where within the condensed consolidated statements of income such impact is reported for the three and six months ended May 31, 2011 and 2010 (dollars in thousands):

		For the Three Months Ended May 31,		For the Six Months Ended May 31,
	Location	2011	2010	2011	2010
Derivatives designated as hedges:
Interest Rate Swaps—Cash Flow Hedges:
Gain (loss) recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$12,684	$—	$(1,402)	$—
Total gains (losses) recognized in other comprehensive income		$12,684	$—	$(1,402)	$—
Amount reclassified from other comprehensive income into income	Interest Income	$1,892	$—	$3,743	$—
Interest Rate Swaps—Fair Value Hedges:
Interest expense—ineffectiveness		17,124	—	4,209	—
Interest expense—other		2,354	(18)	4,003	(70)
Gain (loss) on interest rate swaps	Interest Expense	19,478	(18)	8,212	(70)
Interest expense—ineffectiveness		(15,212)	—	(1,489)	—
Interest expense—other		(1,630)	—	(3,245)	26
Gain (loss) on hedged Item	Interest Expense	(16,842)	—	(4,734)	26
Total gains (losses) recognized in income		$4,528	$(18)	$7,221	$(44)
Derivatives not designated as hedges:
Gain (loss) on forward contracts	Other Income	$(281)	$656	$(733)	$759
Gain (loss) on interest rate swaps	Other Income	(4,435)	—	(5,481)	6
Total gains (losses) on derivatives not designated as hedges recognized in income		$(4,716)	$656	$(6,214)	$765

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

As of May 31, 2011, the Company had a right to reclaim $4 million of cash collateral that had been posted (net amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At May 31, 2011, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced to below investment grade, the Company would be required to post collateral, which would have been $44 million as of May 31, 2011.

As of May 31, 2011, the Company had interest rate swaps in a net asset position with all of its counterparties, inclusive of accrued interest. If the Company had breached any provisions of the derivative agreements, there would have been no obligation to settle termination values since none of the derivative agreements were in net liability positions as of May 31, 2011.

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

•
Direct Banking. The Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses and other consumer products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary. The majority of the Direct Banking revenues relate to interest income earned on each of its loan products. Additionally, the Company’s credit card products generate substantially all of the Company’s revenues related to discount and interchange, fee products and loan fee income.

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

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.

•	Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the operating segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data for the three and six months ended May 31, 2011 and 2010 (dollars in thousands):

For the Three Months Ended	Direct Banking	Payment Services	Total
May 31, 2011
Interest income
Credit card	$1,403,191	$—	$1,403,191
Private student loans	85,217	—	85,217
Personal loans	63,418	—	63,418
Other	21,447	5	21,452
Total interest income	1,573,273	5	1,573,278
Interest expense	379,923	56	379,979
Net interest income	1,193,350	(51)	1,193,299
Provision for loan losses	175,540	—	175,540
Other income	469,567	74,277	543,844
Other expense	603,961	31,183	635,144
Income before income tax expense	$883,416	$43,043	$926,459
May 31, 2010
Interest income
Credit card	$1,475,860	$—	$1,475,860
Private student loans	11,850	—	11,850
Personal loans	43,096	—	43,096
Other	20,969	7	20,976
Total interest income	1,551,775	7	1,551,782
Interest expense	404,577	44	404,621
Net interest income (expense)	1,147,198	(37)	1,147,161
Provision for loan losses	724,264	—	724,264
Other income	447,711	65,133	512,844
Other expense	484,706	28,842	513,548
Income before income tax expense	$385,939	$36,254	$422,193

For the Six Months Ended	Direct Banking	Payment Services	Total
May 31, 2011
Interest income
Credit card	$2,820,307	$—	$2,820,307
Private student loans	145,615	—	145,615
Personal loans	119,473	—	119,473
Other	40,835	12	40,847
Total interest income	3,126,230	12	3,126,242
Interest expense	762,580	127	762,707
Net interest income	2,363,650	(115)	2,363,535
Provision for loan losses	593,249	—	593,249
Other income	955,631	150,837	1,106,468
Other expense	1,165,713	64,579	1,230,292
Income before income tax expense	$1,560,319	$86,143	$1,646,462
May 31, 2010
Interest income
Credit card	$2,967,747	$—	$2,967,747
Private student loans	20,760	—	20,760
Personal loans	82,727	—	82,727
Other	39,688	10	39,698
Total interest income	3,110,922	10	3,110,932
Interest expense	818,263	82	818,345
Net interest income	2,292,659	(72)	2,292,587
Provision for loan losses	2,111,470	—	2,111,470
Other income	928,052	130,668	1,058,720
Other expense	930,967	57,385	988,352
Income (loss) before income tax expense	$178,274	$73,211	$251,485

16.     Subsequent Events
Long-term Borrowings. On June 7, 2011, DCENT, one of the Company's securitization trusts, issued $1 billion of public credit card asset-backed securities at an interest rate of one-month LIBOR plus 21 basis points and a maturity of two years.
Cash Dividend. On June 15, 2011, the Company announced a cash dividend of $0.06 per share, payable on July 21, 2011, to stockholders of record at the close of business on July 7, 2011.

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

The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt, and investor sentiment; the impact of current, pending and future legislation, regulation and regulatory and legal actions, including new laws and rules and rules related to financial regulatory reform, new laws and rules limiting or modifying certain credit card practices, new laws and rules affecting securitizations, funding and liquidity, and bank holding company regulations and supervisory guidance; the actions and initiatives of current and potential competitors; our ability to manage our expenses; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants; our ability to sustain and grow our private student loan business; our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; restrictions on our operations resulting from financing transactions; our ability to increase or sustain Discover card usage or attract new customers; our ability to attract new merchants and maintain relationships with current merchants; the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events; fraudulent activities or material security breaches of key systems; our ability to introduce new products and services; our ability to sustain our investment in new technology and manage our relationships with third-party vendors; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; difficulty obtaining regulatory approval for, financing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of or investments in businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.

Additional factors that could cause our results to differ materially from those described below can be found in this section in this quarterly report and in “Risk Factors,” “Business—Competition,” “Business—Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended November 30, 2010, filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).

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

Our primary revenues consist of interest income earned on loan receivables and fees earned from customers, merchants and issuers. The primary expenses required to operate our business include funding costs (interest expense), loan loss provisions, customer rewards, and expenses incurred to grow, manage and service our loan receivables and networks. Our business activities are funded primarily through consumer deposits, securitization of loan receivables and the issuance of both secured and unsecured debt.

Second Quarter 2011 Highlights

•	Net income was $600 million in the second quarter 2011 as compared to $258 million in the second quarter 2010.

•	Discover card sales volume showed strong year-over-year growth of 9% with $25 billion in volume in the quarter.

•
Total loans increased to $52.5 billion and credit card loan balances grew $644 million, or 1%, from first quarter 2011. Credit card loans decreased $368 million, or 1%, as compared to the second quarter 2010.

•
Credit performance continued to improve in the second quarter of 2011. The delinquency rate for credit card loans over 30 days past due at May 31, 2011 was 2.79% compared to 4.06% at November 30, 2010. Our credit card net charge-off rate declined to 5.01% for the quarter as compared to 8.56% for the second quarter in 2010.

•
Payment Services continues to produce strong results with pretax income of $43 million, up 19% from the prior year. Transaction volume for the segment was $46 billion in the quarter, an increase of 24% from the prior year.

•
We agreed to acquire substantially all of the operating and related assets of Home Loan Center, a subsidiary of Tree.com, Inc., for approximately $55.9 million, which will add a residential mortgage lending component to our direct-to-consumer banking business. The acquisition is subject to closing conditions, including the approvals of the Federal Deposit Insurance Corporation (the "FDIC"), other regulators and Tree.com, Inc. stockholders, and is expected to close by the end of 2011.

Recent Developments

•
On June 15, 2011, our board of directors approved a share repurchase program authorizing the repurchase of up to $1 billion of our outstanding shares of common stock. The program expires on June 14, 2013 and may be terminated at any time. We expect to make share repurchases under the program from time to time based on market conditions and other factors, subject to legal and regulatory restrictions.

•	We issued $1 billion of public credit card asset-backed securities on June 7, 2011 at an interest rate of one-month LIBOR plus 21 basis points and a maturity of two years.

Outlook

Credit performance continued to improve in the second quarter as shown by the decline in the delinquency rate of loans 30 or more days past due. We expect our delinquency rates through the end of 2011 to remain lower compared to 2010 levels, which should result in continued lower principal and interest charge-offs.

The implementation of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) has had and will continue to have an unfavorable impact on the yield of our loan portfolio. We anticipate further yield compression due to increased promotional offer balances in the second quarter and continued growth in lower-rate student and personal loans, partially offset by ongoing improvement in credit. Net interest margin is expected to be relatively stable in the second half of 2011 as favorable funding costs should offset yield compression.

Our funding plan anticipates continued growth in direct-to-consumer deposits, while remaining opportunistic across our other funding channels, such as the $1 billion public credit card asset-backed securities issuance we completed in June. We expect to issue additional credit card asset-backed securities when we believe market conditions are favorable. We intend to maintain a strong capital level while investing in growing our business and returning capital to shareholders through our dividend and new share repurchase program.

Investments in marketing and advertising during the first half of 2011 should lead to increases in Discover card sales volume. We will continue to emphasize merchant acceptance and rewards programs to strengthen our brand. We expect our marketing efforts, increased sales volume, and positive credit performance trends to contribute to modest year over year growth in credit card receivables in the second half of 2011.

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
The Reform Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms. Under the Reform Act, bank holding companies with $50 billion or more in total consolidated assets, including Discover, are considered systemically significant and are subject to heightened prudential standards, including heightened capital, leverage, liquidity, credit exposure and risk management requirements and other requirements that may be recommended by the new Financial Stability Oversight Council and implemented by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Under these provisions, we will be subject to annual stress tests by the Federal Reserve and new rules requiring us to submit to the bank regulatory agencies a resolution plan or “living will” in the event of material financial distress or failure. On March 29, 2011, the FDIC and Federal Reserve issued a proposed rule addressing the content of resolution plans, the timing of submission of resolution plans and the review process of such plans by the FDIC and Federal Reserve.
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
Effective July 2011, the Reform Act requires a bank holding company that elects treatment as a financial holding company, such as Discover, to be both well-capitalized and well-managed in addition to the existing requirement that a financial holding company's subsidiary banks be well-capitalized and well-managed. If we were to fail to meet these requirements, we could be restricted from engaging in new financial activities or acquisitions or be required to discontinue or divest existing activities that are not generally permissible for bank holding companies.
The Reform Act established the Consumer Financial Protection Bureau (the “CFPB”), which will regulate consumer financial products and services provided by certain financial services providers, including Discover. On July 21, 2011, many consumer financial protection functions currently assigned to the federal banking and other designated agencies will shift to the CFPB. The CFPB will be directed to prevent “unfair, deceptive or abusive practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB will have rulemaking and interpretive authority under the Reform Act and other federal consumer financial services laws (including the CARD Act), as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. State officials will be authorized to enforce consumer protection rules issued by the CFPB and other requirements of the Reform Act.
In addition, the Reform Act requires that interchange fees received or charged by payment card issuers on debit card and certain prepaid transactions be “reasonable” and “proportional” to the issuer's cost in connection with such transactions. It also prohibits debit and prepaid card networks and issuers from requiring debit and prepaid card transactions to be processed solely on a single payment network, or two or more affiliated payment networks. In addition, provisions of the Reform Act prohibit credit/debit network rules that restrict merchants from offering discounts to customers in order to encourage them to use a particular form of payment, or from setting minimum transaction amounts of $10.00 or less for use of credit cards, as long as such merchant practices do not differentiate on the basis of the issuer or network. The Federal Reserve issued final implementing regulations with respect to the interchange fee and routing provisions on June 29, 2011. We are analyzing the potential impact of these regulations on the debit card market and our PULSE network. The ultimate impact will depend upon the actions of our competitors and the behavior of other marketplace participants. PULSE's business practices, network transaction volume, revenue, and prospects for future growth, as well as the debit card market as a whole, may be negatively impacted.
The Reform Act also imposes a number of significant changes relating to the asset-backed securities and structured finance markets, which may impact our ability and/or desire to utilize those markets to meet funding and liquidity needs. For more information regarding these and other changes related to asset-backed securities, see “Management's Discussion and

Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments - Asset-Backed Securities Regulations” in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011.
It is uncertain at this time what the final rules implementing many of the provisions of the Reform Act will ultimately look like and what impact they will have on our business and operations. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. We may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. The Reform Act, any related legislation and any implementing regulations could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Regulatory Initiatives Related to Capital and Liquidity
In December 2010, the Basel Committee released the Basel III rules text, which includes significant changes to bank capital, leverage and liquidity requirements. Implementation of Basel III in the U.S. will require implementing regulations and guidelines by U.S. banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how U.S. banking regulators will define “well-capitalized” in their implementation of Basel III. For more information regarding Basel III, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments - International Initiatives Related to Capital and Liquidity” in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011.
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
In June 2011, the bank regulatory agencies released proposals related to stress testing and capital planning that would apply to Discover. On June 9, 2011, the agencies jointly issued proposed guidance on stress testing that outlines principles for a satisfactory stress testing framework and describes the manner in which stress testing should be employed as an integral component of risk management and capital and liquidity planning. In addition, on June 10, 2011, the Federal Reserve issued a proposed rule that would require us to submit an annual capital plan for review and to provide prior notice to the Federal Reserve under certain circumstances before making a capital distribution. The proposed rule includes a list of mandatory elements the capital plan will be required to contain, a list of factors the Federal Reserve will consider in reviewing the capital plan and a description of actions to be taken by the Federal Reserve in response to submission of the capital plan.
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

The following table presents segment data (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2011	2010	2011	2010
Direct Banking
Interest income	$1,573,273	$1,551,775	$3,126,230	$3,110,922
Interest expense	379,923	404,577	762,580	818,263
Net interest income	1,193,350	1,147,198	2,363,650	2,292,659
Provision for loan losses	175,540	724,264	593,249	2,111,470
Other income	469,567	447,711	955,631	928,052
Other expense	603,961	484,706	1,165,713	930,967
Income before income tax expense	883,416	385,939	1,560,319	178,274
Payment Services
Interest income	5	7	12	10
Interest expense	56	44	127	82
Net interest expense	(51)	(37)	(115)	(72)
Provision for loan losses	—	—	—	—
Other income	74,277	65,133	150,837	130,668
Other expense	31,183	28,842	64,579	57,385
Income before income tax expense	43,043	36,254	86,143	73,211
Total income before income tax expense	$926,459	$422,193	$1,646,462	$251,485

The following table presents information on transaction volume (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2011	2010	2011	2010
Network Transaction Volume
PULSE Network	$36,718,721	$28,645,624	$71,098,558	$56,263,259
Third-Party Issuers	1,837,554	1,678,337	3,609,502	3,240,266
Diners Club	7,379,794	6,708,533	14,377,362	13,263,037
Total Payment Services	45,936,069	37,032,494	89,085,422	72,766,562
Discover Network—Proprietary (1)	25,684,242	23,631,719	50,468,867	46,804,253
Total Volume	$71,620,311	$60,664,213	$139,554,289	$119,570,815
Transactions Processed on Networks
Discover Network	422,052	392,571	831,742	774,133
PULSE Network	1,006,015	805,281	1,935,275	1,525,187
Total	1,428,067	1,197,852	2,767,017	2,299,320
Credit Card Volume
Discover Card Volume (2)	$26,927,364	$24,247,382	$52,686,624	$48,091,838
Discover Card Sales Volume (3)	$24,844,172	$22,858,772	$48,834,352	$45,258,447
 ____________

(1)	Represents gross proprietary sales volume on the Discover Network.

(2)	Represents Discover card activity related to net sales, balance transfers, cash advances and fee-based products.

(3)	Represents Discover card activity related to net sales.

Direct Banking
Our Direct Banking segment reported pretax income of $883 million and $1.6 billion for the three and six months ended May 31, 2011, respectively, as compared to pretax income of $386 million and $178 million for the three and six months ended May 31, 2010, respectively.
Loan receivables totaled $52.5 billion at May 31, 2011, which was up from $48.8 billion at November 30, 2010. This was primarily driven by the increase in private student loans due to the acquisition of The Student Loan Corporation ("SLC") (see Note 2: Business Combinations to our condensed consolidated financial statements) as well as an increase in promotional offer balances during the second quarter. Discover card sales volume was $24.8 billion and $48.8 billion for the three and six months ended May 31, 2011, respectively, an increase of 9% and 8% as compared to the same periods in the prior year. Although total loan receivables and Discover card sales volume increased, credit card loan receivables declined for the six month period as a result of an increase in payment rate on the related balances.
Net interest income and net interest margin improved in the three and six months ended May 31, 2011 as compared to the three and six months ended May 31, 2010 due to an increase in total loan receivables and improvements in funding-related costs. This was partially offset by a decline in yield. For a more detailed discussion on net interest income, see “–Net Interest Income.”
At May 31, 2011, our 30-day delinquency rate on credit cards was 2.79% as compared to 4.06% at November 30, 2010, reflective of continued improvement in credit performance. For the three and six months ended May 31, 2011, our net charge-off rate on credit cards declined to 5.01% and 5.48%, respectively, as compared to 8.56% and 8.79% for the three and six months ended May 31, 2010. A reduction in the loan loss reserve rate and a decline in the level of net charge-offs led to a decline in the provision for loan losses for the three and six months ended May 31, 2011 as compared to the same period in 2010. For a more detailed discussion on provision for loan losses, see “–Loan Quality-Provision and Allowance for Loan Losses.”
Other income increased for the three months ended May 31, 2011, as compared to the same period in 2010. This increase is attributable to the inclusion of transitional service revenue related to SLC and an increase in the value of federal student loans held for sale. Furthermore, the three months ended May 31, 2010 included a reduction in income related to overlimit fee charge-offs. Other income increased slightly for the six months ended May 31, 2011 as compared to the same period in 2010 primarily due to the inclusion of the purchase gain of approximately $16 million related to the acquisition of SLC in first quarter 2011 (see Note 2: Business Combinations to our condensed consolidated financial statements). This was partially offset by a decline in late fees and the discontinuance of overlimit fees on consumer credit card loans beginning in February 2010.
Other expenses increased for the three and six months ended May 31, 2011 as compared to the same period in 2010 primarily due to higher investments in marketing and advertising, higher compensation expense, higher costs related to recovering charged-off accounts, increased fraud costs and expenses related to SLC. Other expense also increased in the second quarter of 2011 due to the addition of reserves for pending litigation.

Payment Services
Our Payment Services segment reported pretax income of $43 million and $86 million for the three and six months ended May 31, 2011, respectively, up $7 million and $13 million, as compared to the three and six months ended May 31, 2010, respectively. Revenues increased during both periods as a result of higher volumes and margins from transactions on the PULSE network. Expenses increased for both periods due to higher incentive payments and higher technology investments.
Transaction dollar volume increased $9 million and $16 million for the three and six months ended May 31, 2011, respectively, as compared to the three and six months ended May 31, 2010, primarily driven by increased PULSE volume. The number of transactions on the PULSE network increased by 25% and 27% for the three and six months ended May 31, 2011, respectively, as compared to the same periods in 2010.

Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the accrual of credit card customer rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment and the accrual of income taxes as critical accounting estimates. These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the fiscal year ended November 30, 2010. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates.” There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the fiscal year ended November 30, 2010.

In the first quarter 2011, we determined the estimates related to our accounting for purchased credit-impaired loans acquired from SLC to be critical accounting estimates. The estimate of expected future cash flows on purchased credit-impaired (“PCI”) loans determines the amount of yield we can recognize in future periods and impacts whether a loan loss reserve must be established for these loans. We reevaluate the amount and timing of expected cash flows quarterly. Because estimates of expected future cash flows on PCI loans involve assumptions and significant judgment, it is reasonably possible that others could derive different estimates than ours for the same periods. In addition, changes in estimates from one period to the next can have a significant impact on our consolidated financial condition and results of operations. A decrease in expected cash flows involving an increase in estimated credit losses would result in an immediate charge to earnings for the recognition of a loan loss provision. Increases or decreases in expected cash flows related solely to changes in estimated prepayments or to changes in variable interest rate indices would result in prospective yield adjustments over the remaining life of the loans. An increase in expected cash flows due to a reduction in expected credit losses would result first in the reversal of any previously established loan loss reserve on PCI loans through an immediate credit to earnings and then, if needed, a prospective adjustment to yield over the remaining life of the loans. The accounting and estimates used in our calculations are discussed further in Note 4: Loan Receivables to our condensed consolidated financial statements.

Earnings Summary
The following table outlines changes in our condensed consolidated statements of income for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2011 vs. 2010 increase (decrease)		For the Six Months Ended May 31,		2011 vs. 2010 increase (decrease)
	2011	2010	$	%	2011	2010
Interest income	$1,573,278	$1,551,782	$21,496	1%	$3,126,242	$3,110,932	$15,310	1%
Interest expense	379,979	404,621	(24,642)	(6)%	762,707	818,345	(55,638)	(7)%
Net interest income	1,193,299	1,147,161	46,138	4%	2,363,535	2,292,587	70,948	3%
Provision for loan losses	175,540	724,264	(548,724)	(76)%	593,249	2,111,470	(1,518,221)	(72)%
Net interest income after provision for loan losses	1,017,759	422,897	594,862	141%	1,770,286	181,117	1,589,169	NM
Other income	543,844	512,844	31,000	6%	1,106,468	1,058,720	47,748	5%
Other expense	635,144	513,548	121,596	24%	1,230,292	988,352	241,940	25%
Income (loss) before income tax expense	926,459	422,193	504,266	119%	1,646,462	251,485	1,394,977	NM
Income tax expense	326,040	164,126	161,914	99%	581,151	96,956	484,195	NM
Net income	$600,419	$258,067	$342,352	133%	$1,065,311	$154,529	$910,782	NM

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

Net interest income and net interest margin improved in the three and six months ended May 31, 2011 as compared to the three and six months ended May 31, 2010 due to an increase in loan receivables and improvements in funding related costs. This was partially offset by a decline in yield. This, along with other factors affecting net interest income, is discussed in further detail below.

Interest income on loan receivables increased during both the three and six months ended May 31, 2011 as compared to the same periods in 2010, as an increase in interest income from other consumer loans was partially offset by a decline in interest income from credit card loans. The increase in interest income from other consumer loans for both the three and six months ended May 31, 2011 as compared to the same periods in 2010 is primarily attributable to the acquisition of SLC during the first quarter of 2011, as well as growth in personal loans. For the three months ended May 31, 2011, the decline in interest income from credit card loans was primarily due to a decline in the yield on these loan receivables as a result of the impact of the CARD Act that was implemented in 2010, which led to restrictions on imposing default interest rates on existing balances. In addition, higher levels of promotional rate credit card balances had a negative impact on the yield. These declines were partially offset by lower interest charge-offs. On the other hand, for the six months ended May 31, 2011, the decline in interest income from credit card loans was primarily attributable to a decline in the level of credit card loan receivables.

Interest expense declined in the three and six months ended May 31, 2011 as compared to the same periods in 2010. This was primarily due to a decline in interest expense on deposits. This was partially offset by an increase in interest expense on securitized borrowings, primarily due to the acquisition of three SLC securitization trusts in the first quarter of 2011.

Interest income on other interest-earning assets, which largely relates to investment income on our liquidity investment portfolio, increased primarily due to a shift in the mix of our liquidity investment portfolio in the fourth quarter of 2010 from cash on deposit with the Federal Reserve to higher yielding investments, such as securities of the U.S. Treasury and U.S. government agencies.

Average Balance Sheet Analysis

	For the Three Months Ended May 31,
	2011			2010
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$3,984,464	0.24%	$2,444	$11,061,334	0.24%	$6,731
Restricted cash	1,575,877	0.14%	546	2,407,161	0.16%	983
Other short-term investments	240,218	1.08%	651	94,022	1.05%	250
Investment securities	5,515,194	1.05%	14,644	914,075	2.20%	5,064
Loan receivables(1):
Credit card(2)	44,288,191	12.57%	1,403,191	45,279,580	12.93%	1,475,860
Personal loans	2,114,348	11.90%	63,418	1,510,469	11.32%	43,096
Federal student loans(3)	757,249	1.61%	3,075	2,155,235	1.33%	7,248
Private student loans	4,553,922	7.42%	85,217	808,077	5.82%	11,850
Other	13,241	2.74%	92	65,548	4.23%	700
Total loan receivables	51,726,951	11.93%	1,554,993	49,818,909	12.25%	1,538,754
Total interest-earning assets	63,042,704	9.90%	1,573,278	64,295,501	9.58%	1,551,782
Allowance for loan losses	(2,844,808)			(4,174,591)
Other assets	3,670,603			4,068,754
Total assets	$63,868,499			$64,189,664
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(4)	$24,957,359	3.48%	218,651	$28,049,604	3.85%	272,420
Money market deposits	4,484,128	1.39%	15,721	4,693,215	1.32%	15,644
Other interest-bearing deposits	5,525,342	1.21%	16,798	2,821,548	1.44%	10,271
Total interest-bearing deposits(5)	34,966,829	2.85%	251,170	35,564,367	3.33%	298,335
Borrowings:
Short-term borrowings	114,446	0.13%	37	—	—	—
Securitized borrowings	16,408,463	2.14%	88,314	16,893,802	1.57%	67,019
Other long-term borrowings(4)	2,451,251	6.55%	40,458	2,810,605	5.54%	39,267
Total borrowings	18,974,160	2.69%	128,809	19,704,407	2.14%	106,286
Total interest-bearing liabilities	53,940,989	2.79%	379,979	55,268,774	2.90%	404,621
Other liabilities and stockholders’ equity	9,927,510			8,920,890
Total liabilities and stockholders’ equity	$63,868,499			$64,189,664
Net interest income			$1,193,299			$1,147,161
Net interest margin(6)		9.15%			9.14%
Net yield on interest-bearing assets(7)		7.51%			7.08%
Interest rate spread(8)		7.11%			6.68%

	For the Six Months Ended May 31,
	2011			2010
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$4,102,938	0.24%	$4,982	$11,627,922	0.25%	$14,692
Restricted cash	1,457,369	0.15%	1,116	3,078,695	0.14%	2,113
Other short-term investments	306,868	1.07%	1,640	95,330	0.90%	426
Investment securities	5,295,103	1.02%	26,859	766,361	2.72%	10,392
Loan receivables(1):
Credit card(2)	44,859,065	12.61%	2,820,307	46,450,025	12.81%	2,967,747
Personal loans	2,028,810	11.81%	119,473	1,468,860	11.30%	82,727
Federal student loans(3)	768,587	1.58%	6,062	1,938,909	1.10%	10,629
Private student loans	3,938,614	7.41%	145,615	753,270	5.53%	20,760
Other	13,688	2.76%	188	66,579	4.36%	1,446
Total loan receivables	51,608,764	12.01%	3,091,645	50,677,643	12.20%	3,083,309
Total interest-earning assets	62,771,042	9.99%	3,126,242	66,245,951	9.42%	3,110,932
Allowance for loan losses	(3,052,011)			(4,023,220)
Other assets	3,774,339			4,020,370
Total assets	$63,493,370			$66,243,101
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(4)	$25,240,443	3.54%	444,949	$27,967,972	3.99%	557,122
Money market deposits	4,427,927	1.41%	31,206	4,573,051	1.34%	30,610
Other interest-bearing deposits	5,143,448	1.24%	31,710	2,142,109	1.50%	16,052
Total interest-bearing deposits(5)	34,811,818	2.93%	507,865	34,683,132	3.49%	603,784
Borrowings:
Short-term borrowings	104,250	0.16%	83	—	—	—
Securitized borrowings	16,403,765	2.11%	172,725	19,342,373	1.46%	140,903
Other long-term borrowings(4)	2,484,440	6.62%	82,034	2,614,927	5.65%	73,658
Total borrowings	18,992,455	2.69%	254,842	21,957,300	1.96%	214,561
Total interest-bearing liabilities	53,804,273	2.84%	762,707	56,640,432	2.90%	818,345
Other liabilities and stockholders’ equity	9,689,097			9,602,669
Total liabilities and stockholders’ equity	$63,493,370			$66,243,101
Net interest income			$2,363,535			$2,292,587
Net interest margin(6)		9.18%			9.07%
Net yield on interest-bearing assets(7)		7.55%			6.94%
Interest rate spread(8)		7.15%			6.52%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $55.9 million and $109.4 million of amortization of balance transfer fees for the three and six months ended May 31, 2011, respectively. Interest income on credit card loans includes $45.1 million and $83.2 million of amortization of balance transfer fees for the three and six months ended May 31, 2010, respectively.

(3)	Includes federal student loans held for sale.

(4)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(5)	Includes the impact of FDIC insurance premiums and special assessments.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended May 31, 2011 vs. May 31, 2010			For the Six Months Ended May 31, 2011 vs. May 31, 2010
	Volume	Rate	Total	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$(4,657)	$370	$(4,287)	$(9,158)	$(552)	$(9,710)
Restricted cash	(304)	(133)	(437)	(1,621)	624	(997)
Other short-term investments	396	5	401	1,116	98	1,214
Investment securities	27,644	(18,064)	9,580	38,481	(22,014)	16,467
Loan receivables:
Credit card	(31,917)	(40,752)	(72,669)	(100,541)	(46,899)	(147,440)
Personal loans	18,012	2,310	20,322	32,821	3,925	36,746
Federal student loans	(12,201)	8,028	(4,173)	(13,476)	8,909	(4,567)
Private student loans	69,243	4,124	73,367	115,526	9,329	124,855
Other	(422)	(186)	(608)	(861)	(397)	(1,258)
Total loan receivables	42,715	(26,476)	16,239	33,469	(25,133)	8,336
Total interest income	65,794	(44,298)	21,496	62,287	(46,977)	15,310
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	(28,475)	(25,294)	(53,769)	(51,465)	(60,708)	(112,173)
Money market deposits	(2,937)	3,014	77	(2,211)	2,807	596
Other interest-bearing deposits	17,031	(10,504)	6,527	24,031	(8,373)	15,658
Total interest-bearing deposits	(14,381)	(32,784)	(47,165)	(29,645)	(66,274)	(95,919)
Borrowings:
Short-term borrowings	37	—	37	83	—	83
Securitized borrowings	(12,552)	33,847	21,295	(55,932)	87,754	31,822
Other long-term borrowings	(22,873)	24,064	1,191	(9,550)	17,926	8,376
Total borrowings	(35,388)	57,911	22,523	(65,399)	105,680	40,281
Total interest expense	(49,769)	25,127	(24,642)	(95,044)	39,406	(55,638)
Net interest income	$115,563	$(69,425)	$46,138	$157,331	$(86,383)	$70,948
 _______________

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between May 31, 2011 and May 31, 2010 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in thousands):

	May 31, 2011	November 30, 2010
Loans held for sale	$756,683	$788,101
Loan portfolio:
Credit card loans:
Discover card	44,723,166	44,904,267
Discover business card	237,479	252,727
Total credit card loans	44,960,645	45,156,994
Other consumer loans:
Personal loans	2,212,888	1,877,633
Private student loans	1,620,165	999,322
Other	12,477	14,363
Total other consumer loans	3,845,530	2,891,318
PCI student loans(1)	2,946,997	—
Total loan portfolio	51,753,172	48,048,312
Total loan receivables	52,509,855	48,836,413
Allowance for loan losses	(2,632,320)	(3,304,118)
Net loan receivables	$49,877,535	$45,532,295
 ________________

(1)
Represents purchased credit-impaired private student loans acquired from SLC on December 31, 2010 which do not have a related allowance for loan losses or charge-offs (see Note 4: Loan Receivables to our condensed consolidated financial statements).

Provision and Allowance for Loan Losses
Provision for loan losses is the expense related to maintaining the allowance for loan losses at an appropriate level to absorb the estimated probable losses in the loan portfolio at each period end date. Factors that influence the provision for loan losses include:

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
During the three and six months ended May 31, 2011, the provision for loan losses decreased by $549 million and $1.5 billion as compared to the three and six months ended May 31, 2010, respectively. This decrease is primarily due to improved credit performance, which resulted in a decline in the level of net charge-offs during the three and six months ended May 31, 2011 as compared to the three and six months ended May 31, 2010. Improvements in credit performance were also evidenced by a decline in the delinquency rate for the periods, which was the primary driver of the reduction in the allowance for loan losses during both the three and six months ended May 31, 2011.

The following table provides changes in our allowance for loan losses for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2011	2010	2011	2010
Balance at beginning of period	$3,033,459	$4,207,360	$3,304,118	$1,757,899
Additions:
Addition to allowance related to securitized receivables(1)	—	—	—	2,144,461
Provision for loan losses	175,540	724,264	593,249	2,111,470
Deductions:
Charge-offs:
Discover card	(708,287)	(1,080,554)	(1,500,919)	(2,221,039)
Discover business card	(5,869)	(16,402)	(13,255)	(35,688)
Total credit card loans	(714,156)	(1,096,956)	(1,514,174)	(2,256,727)
Personal loans	(15,931)	(23,041)	(35,981)	(47,121)
Federal student loans	—	(248)	—	(297)
Private student loans	(2,044)	(260)	(2,983)	(604)
Other	(580)	(711)	(615)	(719)
Total other consumer loans	(18,555)	(24,260)	(39,579)	(48,741)
Total charge-offs	(732,711)	(1,121,216)	(1,553,753)	(2,305,468)
Recoveries:
Discover card	154,460	118,961	285,849	220,082
Discover business card	973	911	1,826	1,641
Total credit card loans	155,433	119,872	287,675	221,723
Personal loans	584	330	1,000	521
Private student loans	14	6	29	8
Other	1	8	2	10
Total other consumer loans	599	344	1,031	539
Total recoveries	156,032	120,216	288,706	222,262
Net charge-offs	(576,679)	(1,001,000)	(1,265,047)	(2,083,206)
Balance at end of period	2,632,320	$3,930,624	2,632,320	$3,930,624
 ________________

(1)
On December 1, 2009, upon adoption of the Financial Accounting Standards Board (“FASB”) Statements No. 166 and 167, the Company recorded $2.1 billion allowance for loan losses related to newly consolidated and reclassified credit card loan receivables.

The following table presents a breakdown of the allowance for loan losses (dollars in thousands):

	May 31, 2011	November 30, 2010
Discover card	$2,500,790	$3,182,603
Discover business card	18,148	26,285
Total credit card loans	2,518,938	3,208,888
Personal loans	74,119	76,087
Private student loans	38,619	18,569
Other	644	574
Total other consumer loans	113,382	95,230
Total allowance for loan losses	$2,632,320	$3,304,118

While the overall allowance decreased, as discussed and as reflected in the table above, the allowance for private student loans increased as a result of enhancements to the estimate of incurred losses on loans in deferment based on increased data available to us subsequent to the acquisition of SLC.

Net Charge-offs
Our net charge-offs include the principal amount of losses charged-off less principal recoveries and exclude charged-off interest and fees, recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest and loan fee income, respectively, for loan receivables as an effective reclassification of the provision while fraud losses are recorded in other expense. Credit card loan receivables are charged-off at the end of the month during which an account becomes 180 days contractually past due. Closed-end consumer loan receivables are generally charged-off at the end of the month during which an account becomes 120 days contractually past due. Generally, customer bankruptcies and probate accounts are charged-off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day or 120-day contractual time frame.
The following table presents amounts and rates of net charge-offs of key loan portfolio segments (dollars in thousands):

	For the Three Months Ended May 31,				For the Six Months Ended May 31,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
Credit card loans	$558,723	5.01%	$977,084	8.56%	$1,226,499	5.48%	$2,035,004	8.79%
Personal loans	$15,347	2.88%	$22,711	5.97%	$34,981	3.46%	$46,600	6.36%
Private student loans (excluding PCI(1))	$2,030	0.51%	$254	0.12%	$2,954	0.41%	$596	0.16%
 _________________

(1)
Charge-offs for PCI loans did not result in a charge to earnings in the second quarter 2011 and are therefore excluded from the calculation. See Note 4: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loan receivables decreased 355 basis points and 331 basis points respectively for the three and six months ended May 31, 2011, as compared to the three and six months ended May 31, 2010. The decrease in net charge-offs on our credit card loans was attributable to improvement in both contractual and bankruptcy related charge-offs subsequent to a peak in the level of charge-offs in the first quarter of 2010. Furthermore, during the three and six months ended May 31, 2011, there were higher levels of recoveries as compared to the same periods in 2010.

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
The following table presents the amounts and delinquency rates of key loan portfolio segments that are 30 and 90 days or more delinquent (dollars in thousands):

	May 31, 2011		November 30, 2010
	$	%	$	%
Loans 30 days delinquent or more:
Credit card loans	$1,256,317	2.79%	$1,831,119	4.06%
Personal loans	$21,275	0.96%	$29,486	1.57%
Private student loans (excluding PCI(1))	$8,874	0.55%	$5,030	0.50%

Loans 90 days delinquent or more:
Credit card loans	$680,777	1.51%	$958,216	2.12%
Personal loans	$7,969	0.36%	$10,670	0.57%
Private student loans (excluding PCI(1))	$1,495	0.09%	$1,408	0.14%
 ________________

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

Delinquency rates at May 31, 2011 have generally declined as compared to November 30, 2010 due to continued improvement in credit trends, which has resulted in improvements in early delinquency balances, as well as enhanced collection management and underwriting processes.

Modified Loans. We have programs that provide for temporary hardship and permanent workout programs for our credit card loans. The temporary hardship program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than twelve months. The permanent workout program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. These programs do not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. These loans continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. For additional information regarding the accounting treatment for these loans as well as amounts recorded in the financial statements related to these loans, see Note 4: Loan Receivables to our condensed consolidated financial statements.

Other Income
The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2011 vs. 2010 increase (decrease)		For the Six Months Ended May 31,		2011 vs. 2010 increase (decrease)
	2011	2010	$	%	2011	2010	$	%
Discount and interchange revenue(1)	$265,826	$269,286	$(3,460)	(1)%	$526,742	$531,277	$(4,535)	(1)%
Fee products	105,116	101,363	3,753	4%	213,669	205,458	8,211	4%
Loan fee income	80,753	69,733	11,020	16%	166,353	175,018	(8,665)	(5)%
Transaction processing revenue	45,310	36,468	8,842	24%	87,861	69,386	18,475	27%
Merchant fees	4,216	7,426	(3,210)	(43)%	8,871	15,871	(7,000)	(44)%
Gain (loss) on investment securities	(149)	—	(149)	NM	(7)	180	(187)	(104)%
Other income	42,772	28,568	14,204	50%	102,979	61,530	41,449	67%
Total other income	$543,844	$512,844	$31,000	6%	$1,106,468	$1,058,720	$47,748	5%
_______________

(1)
Net of rewards, including Cashback Bonus rewards, of $224 million and $174 million for the three months ended May 31, 2011 and 2010, respectively, and $430 million and $341 million for the six months ended May 31, 2011 and 2010, respectively.

Total other income increased $31 million during the three months ended May 31, 2011 as compared to the three months ended May 31, 2010 primarily due to an increase in loan fee income, transaction processing revenue and other income, partially offset by a decrease in merchant fees. Although the implementation of the provisions of the CARD Act resulted in lower late fees and the discontinuance of overlimit fees on consumer credit card loans, loan fee income for the three months ended May 31, 2011 increased as compared to the three months ended May 31, 2010. This was the result of higher charge-offs of overlimit fees in three months ended May 31, 2010 that led to a decrease in loan fee income for that period. Transaction processing fees rose in the same period in 2011 as compared to 2010, due to higher PULSE revenues, reflecting an increase in the number of transactions, including higher margin volume. Other income increased primarily due to the inclusion of income from the transition service agreements related to SLC, which was acquired in the first quarter of 2011, as well as due to an increase in the value of the federal student loans held for sale. As noted above, this was partially offset by a decrease in merchant fees. As we continue to seek to grow merchant acceptance, the number of merchants working with us through merchant acquirers has increased, which causes our direct fees from merchants to decline. Discount and interchange revenue declined slightly as higher sales volume was offset by an increase in Cashback Bonus rewards earned by our customers.

Total other income increased $48 million during the six months ended May 31, 2011 as compared to the six months ended May 31, 2010 primarily due to the inclusion of the purchase gain of approximately $16 million related to the acquisition of SLC (see Note 2: Business Combinations to our condensed consolidated financial statements), as well as income from SLC transition service agreements, each of which is included in other income. Furthermore, transaction processing revenue increased in the same period in 2011 as compared to 2010, due to higher PULSE revenues, reflecting an increase in the number of transactions. These were partially offset by lower loan fee income and lower merchant fees. Loan fee income declined due to the implementation of the provisions of the CARD Act which resulted in lower late fees and the discontinuance of overlimit fees on consumer credit card loans. Our direct fees from merchants decreased as we continue to grow merchant acceptance through merchant acquirers. Discount and interchange revenue declined slightly as higher sales volume was partially offset by an increase in Cashback Bonus rewards earned by our customers.

Other Expense
The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2011 vs. 2010 increase (decrease)		For the Six Months Ended May 31,		2011 vs. 2010 increase (decrease)
	2011	2010	$	%	2011	2010	$	%
Employee compensation and benefits	$229,826	$202,536	$27,290	14%	$442,901	$398,300	$44,601	11%
Marketing and business development	124,181	97,970	26,211	27%	259,846	182,643	77,203	42%
Information processing and communications	66,588	63,087	3,501	6%	131,305	128,505	2,800	2%
Professional fees	104,749	78,067	26,682	34%	195,080	153,880	41,200	27%
Premises and equipment	17,957	17,691	266	2%	35,205	35,551	(346)	(1)%
Other expense	91,843	54,197	37,646	70%	165,955	89,473	76,482	86%
Total other expense	$635,144	$513,548	$121,596	24%	$1,230,292	$988,352	$241,940	25%

Total other expense increased in both the three and six month periods ended May 31, 2011 by $122 million and $242 million, respectively, as compared to the three and six month periods ended May 31, 2010. These increases were due to a combination of factors. For both the three and the six months ended May 31, 2011, there was an increase in marketing and business development costs due to higher investments in new account acquisitions. Professional fees increased due to higher costs related to recovering charged-off accounts as well as an increase in expenses related to key technology and growth initiatives in both the three and six month periods ended May 31, 2011 as compared to the same periods in 2010. Furthermore, expenses relating to employee compensation and benefits increased as compared to the same periods in 2010, largely due to the acquisition of SLC in the first quarter of 2011. Other expense increased during the three and six months ended May 31, 2011 as compared to the same periods in 2010 due to an increase in fraud related costs and an increase in legal reserves related to pending litigation. For the six months ended May 31, 2010, other expense benefited from a $29 million expense reversal related to the payment to Morgan Stanley under an amendment to the special dividend agreement that occurred in the first quarter of 2010. There was not a similar benefit recognized in 2011.

Income Tax Expense

Income tax expense increased $162 million and $484 million for the three and six months ended May 31, 2011 compared to the three and six months ended May 31, 2010, respectively, as a result of the increased pretax income. The effective tax rate decreased from 38.9% and 38.6% for the three and six months ended May 31, 2010 to 35.2% and 35.3%, respectively, for the three and six months ended May 31, 2011 as a result of the release of the valuation allowance that was previously recognized in May 2009 on a tax benefit arising from the capital loss associated with the sale of the Goldfish business unit. During the second quarter of 2011, a tax planning strategy was identified that will allow the Company to utilize the Goldfish capital loss. In addition, the year-to-date effective tax rate decreased as a result of a settlement of certain state examination issues and receiving confirmation of a state’s treatment on a previously uncertain tax position that was recorded during first quarter. The second quarter rate for 2011 was reduced also for the regressive nature of some state income taxes recorded during this period.

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

At May 31, 2011, we had $22.9 billion of direct-to-consumer deposits and $12.2 billion of brokered deposits. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 21 months at May 31, 2011. The following table summarizes deposits by contractual maturity as of May 31, 2011 (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000(1)	$18,705,604	$2,049,742	$1,863,310	$4,057,368	$10,735,184
Certificates of deposit in amounts of $100,000 to less than $250,000(1)	4,798,297	706,196	595,339	1,244,466	2,252,296
Certificates of deposit in amounts of $250,000(1)or greater	1,132,214	213,351	164,252	321,357	433,254
Savings deposits, including money market deposit accounts	10,479,733	10,479,733	—	—	—
Total interest-bearing deposits	$35,115,848	$13,449,022	$2,622,901	$5,623,191	$13,420,734
 ___________________

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

Credit Card Securitization Financing. We use the securitization of credit card receivables as an additional source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”), through which we issue asset-backed securities both publicly and through private transactions.

The DCMT structure utilizes Class A and Class B certificates held by third parties, with credit enhancement provided by the subordinated Class B certificates, cash collateral accounts and subordinated Series 2009-CE. The DCENT structure utilizes four classes of securities with declining levels of seniority (Class A, B, C and D), with credit enhancement provided by the more subordinated classes of notes. Both DCMT and DCENT are further enhanced by Series 2009-SD through its provisions to reallocate principal cash flows, thereby enhancing the excess spread, discussed below, of both trusts. We retain significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCMT and DCENT.

The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, as well as the amount of certain principal collections available to be reallocated from Series 2009-SD exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings over a period of months using all available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of May 31, 2011, the 3-month rolling average excess spread was 15.75%.

Another feature of our securitization structure, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which, in limited circumstances, excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 5: Credit Card and Student Loan Securitization Activities to our condensed consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spreads at May 31, 2011.

At May 31, 2011, we had $12.0 billion of outstanding public asset-backed securities, $0.8 billion of outstanding private asset-backed securitizations and $4.3 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries at May 31, 2011 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings—owed to credit card securitization investors	$12,751,213	$2,183,884	$8,767,916	$799,639	$999,774

At May 31, 2011, we had capacity to issue up to $5.3 billion in triple-A rated asset-backed securities from DCENT without the issuance of additional Class B or Class C notes as subordination, which was reduced to $4.3 billion after we issued $1 billion in credit card asset-backed securities on June 7, 2011. The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Pursuant to amendments to GAAP related to transfers of financial assets, effective for us on December 1, 2009, certain transfers of assets to special purpose entities (including Discover Bank’s transfers of assets to the DCMT) no longer qualify for sale accounting treatment. However, on September 27, 2010, the FDIC approved a final rule that preserves the safe-harbor treatment applicable to revolving trusts and master trusts, including the DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 1, 2009. Other legislative and regulatory developments, namely the proposed SEC Regulation AB II, the securitization and rating agency provisions of the Reform Act and the rules promulgated or proposed thereunder, including proposed rules requiring us to retain risk in our securitization on an unhedged basis, may, however, impact our ability and/or desire to issue asset-backed securities in the future.

Short-Term Borrowings. We primarily access short-term borrowings through the Federal Funds market or through repurchase agreements. In the past two years, we have rarely used short-term borrowings; however, we have recently been borrowing overnight Federal Funds on an opportunistic basis. Total short-term borrowings as of May 31, 2011 were $100 million and the weighted-average interest rate was 0.08%. Information about our use of short-term borrowings for the three and six months ended May 31, 2011 is shown in the table below (dollars in thousands):

	For the three months ended, May 31, 2011	For the six months ended, May 31, 2011
	Maximum Daily Balance During the Period	Maximum Daily Balance During the Period
Overnight Federal Funds purchased	$200,000	$200,000
Overnight repurchase agreements	—	48,188

Corporate and Bank Debt. At May 31, 2011, we had $800 million in principal amount of senior unsecured notes outstanding and Discover Bank had $1.2 billion in principal amount of subordinated notes outstanding. Our senior unsecured notes are comprised of two issuances, each $400 million in principal amount, with one issuance maturing in June 2017 and the other issuance maturing in July 2019. The senior unsecured notes would require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. Discover Bank’s subordinated notes are comprised of one $700 million issuance due in November 2019 and a $500 million issuance due in April 2020. For more information, see Note 7: Long-Term Borrowings to our condensed consolidated financial statements.

Other Long-Term Borrowings—Student Loans. At May 31, 2011, we had $500 million and $2.7 billion of funding related to federal student loans, which are currently classified as held for sale, and private student loans, respectively. We obtained $500 million of funding in April 2010 through an agreement with an asset-backed commercial paper conduit sponsored by the U.S. Department of Education under the Ensuring Continued Access to Student Loans Act of 2008. However, upon sale of the loans, this loan facility will be repaid. We assumed $3.2 billion principal amount outstanding of securitization debt in December 2010 as part of the SLC acquisition. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.

Additional Funding Sources
Private Asset-Backed Securitizations. We have access to committed undrawn capacity through privately placed asset-backed securitizations to support the funding of our credit card loan receivables. Under these arrangements, we had used $750 million of capacity and had undrawn capacity of $5.8 billion at May 31, 2011.

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

Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of May 31, 2011, Discover Bank had $7.8 billion of available capacity through the discount window based on the amount of assets pledged. We have no borrowings outstanding under the discount window.

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

We also have agreements with certain of our derivative counterparties that contain provisions that require Discover Bank’s debt to maintain an investment grade credit rating from specified major credit rating agencies. If Discover Bank’s credit rating is reduced to below investment grade, we would be required to post additional collateral, which, as of May 31, 2011, would have been $44 million.

A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Discover Financial Services	Discover Bank	Outlook for Senior Unsecured Debt	Discover Bank	Discover Card Master Trust I		Discover Card Execution Note Trust
	Senior Unsecured Debt	Senior Unsecured Debt		Subordinated Debt	Class A(1)	Class B	Class A(1)	Class B	Class C

Moody’s Investors Service	Ba1	Baa3	Stable	Ba1	Aaa(sf)	A1(sf)	Aaa(sf)	A1(sf)	Baa1(sf)
Standard & Poor’s	BBB-	BBB	Stable	BBB-	AAA(SF)	AA+(SF)	AAA(SF)	AA+(SF)	A+
Fitch Ratings	BBB	BBB	Stable	BBB-	AAAsf	AAsf	AAAsf	AA-sf	A-
_____________

(1)	An “sf” in the rating denotes an identification for structured finance product ratings that was implemented for these products by the rating agencies as of September 2010.

Several rating agencies have announced that they will be evaluating the effects of the Reform Act in order to determine the extent, if any, to which financial institutions, including us, may be negatively impacted. While we are currently unaware of any negative actions, there is no assurance that our credit ratings could not be downgraded in the future as a result of any such reviews. See “—Legislative and Regulatory Developments” for information regarding the Reform Act.

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

At May 31, 2011, our liquidity investment portfolio was comprised of cash and cash equivalents and high quality, liquid investments. Cash and cash equivalents are invested primarily in deposits with the Federal Reserve and AAA rated government money market mutual funds. Investments included highly-rated certificates of deposit, credit card asset-backed securities of other issuers plus U.S. Treasury, U.S. government agency and AAA-rated corporate debt obligations issued under the Temporary Liquidity Guarantee Program that are guaranteed by the FDIC, all of which are considered highly liquid. In addition, we have the ability to raise cash by utilizing repurchase agreements and pledging certain of these investments. The level of our liquidity investment portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.

At May 31, 2011, our liquidity investment portfolio and undrawn credit facilities were $24.2 billion, which was $1.7 billion higher than the balance at November 30, 2010 due to the addition of multi-year conduit capacity during 2011 in order to balance the flexibility and economics of our liquidity mix, partially offset by maturities of securitized debt.

	May 31, 2011	November 30, 2010
	(dollars in billions)
Liquidity investment portfolio
Cash and cash equivalents(1)	$3.2	$4.7
Other short term investments	—	0.4
Investment securities	5.5	5.0
Total liquidity investment portfolio	8.7	10.1
Undrawn credit facilities(2)
Private asset-backed securitizations	5.8	3.3
Unsecured committed credit facility	2.4	2.4
Federal Reserve discount window(3)	7.3	6.7
Total undrawn credit facilities	15.5	12.4
Total liquidity investment portfolio and undrawn credit facilities	$24.2	$22.5
__________________

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	See "—Funding Sources—Additional Funding Sources" for additional information.

(3)
Excludes $433 million and $1.5 billion of investments accounted for in the liquidity investment portfolio that were pledged to the Federal Reserve as of May 31, 2011 and November 30, 2010, respectively.

Capital
Our primary sources of capital are from the earnings generated by our businesses and issuances in the capital markets. We seek to manage capital to a level and composition sufficient to support the risks of our businesses, meet regulatory requirements, adhere to rating agency guidelines and support future business growth. Within these constraints, we are focused on deploying capital in a manner that provides attractive returns to our stockholders. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives, and legislative and regulatory developments. See “—Legislative and Regulatory Developments—Regulatory Initiatives Related to Capital and Liquidity” for a discussion of recent initiatives related to capital matters.

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

Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At May 31, 2011, no portion of our deferred tax asset was disallowed for regulatory capital purposes.

At May 31, 2011, Discover Financial Services and Discover Bank met the requirements for well-capitalized status, exceeding the regulatory minimums to which they were subject. See Note 10: Capital Adequacy to our condensed consolidated financial statements for quantitative disclosures of our capital ratios and levels. Recent regulatory initiatives may subject us to increased capital requirements in the future. See “—Legislative and Regulatory Developments—Regulatory Initiatives Related to Capital and Liquidity.”

Dividends. We declared a common stock dividend of $.06 per share in June 2011. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future. In addition, our banking regulators and applicable banking laws and regulations may limit our ability to pay dividends or take other actions that impact our capital levels, such as share repurchases. Further, as a result of provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may be limited.

Share Repurchase Program. On June 15, 2011, our board of directors approved a share repurchase program authorizing the repurchase of up to $1 billion of our outstanding shares of common stock. The program expires on June 14, 2013, and may be terminated at any time. We expect to make share repurchases under the program from time to time based on market conditions and other factors, subject to legal and regulatory restrictions.

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

Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at May 31, 2011, which include deposits, securitized debt, long-term borrowings, operating and capital lease obligations, purchase obligations and other long-term liabilities, were $56 billion, which includes $2.7 billion of securitized debt assumed as part of the SLC acquisition. For a description of our contractual obligations, see our annual report on Form 10-K for the fiscal year ended November 30, 2010 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”

We extend credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At May 31, 2011, our unused commitments were $164 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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

Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity investment portfolio. Due to recently enacted credit card legislation, we now have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At May 31, 2011, the majority of our credit card loans were at variable rates. Beginning in the third quarter 2010, we began using interest rate derivatives to reduce the asset sensitivity that resulted from having a larger percentage of our loan portfolio at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

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

Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at May 31, 2011, we estimate that net interest income over the following 12-month period would increase by approximately $55 million, or 1%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2010, we estimated that net interest income over the following 12-month period would increase by approximately $50 million, or 1%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels and, therefore, could not materially decrease further.

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

Changes in Internal Control over Financial Reporting
On December 31, 2010, we completed our acquisition of SLC, which includes its existing information systems and internal controls over financial reporting that previously existed when SLC was a separate publicly traded company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude SLC from our evaluation as permitted under SEC rules. We are currently in the process of evaluating and integrating SLC’s historical internal controls over financial reporting with ours. We expect to complete this integration by November 30, 2011, the end of our current fiscal year.

Other than the change noted above, there have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
For a description of our material legal proceedings, see Note 12: Litigation to our condensed consolidated financial statements.

Item 1A.     Risk Factors
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended November 30, 2010.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases of our common stock related to employee transactions made by us or on our behalf during the three months ended May 31, 2011. Amounts reflect shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.
On June 15, 2011, our board of directors approved a share repurchase program authorizing the repurchase of up to $1 billion of our outstanding shares of common stock. The program expires on June 14, 2013, and may be terminated at any time. We expect to make share repurchases under the program from time to time based on market conditions and other factors, subject to legal and regulatory restrictions. During the second quarter of 2011, we did not have any programs related to the repurchase of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share
March 1—31, 2011	4,399	$21.45
April 1—30, 2011	—	$—
May 1—31, 2011	255	$24.26
Total	4,654

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

Discover Financial Services (Registrant)

By:	/S/ R. MARK GRAF
R. Mark Graf Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Date: July 1, 2011

Exhibit Index

Exhibit Number	Description

10.1
Discover Financial Services Directors’ Compensation Plan as amended and restated as of January 20, 2011 (filed as Exhibit A to the Discover Financial Services' definitive proxy statement filed on February 18, 2011 and incorporated by reference thereto).
.

10.2	Second Amendment to the Discover Financial Services Change in Control Severance Policy, effective as of March 1, 2011.

10.3	Third Amendment to the Discover Financial Services Change in Control Severance Policy, effective as of August 1, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.