Form 10-Q
period 2011-08-31
Discover Financial Services
filed 2011-09-28
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of September 23, 2011, there were 549,637,090 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q
for the quarterly period ended August 31, 2011

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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	August 31, 2011	November 30, 2010
	(unaudited) (dollars in thousands, except share amounts)
Assets
Cash and cash equivalents	$3,957,525	$5,098,733
Restricted cash	937,230	1,363,758
Other short-term investments	—	375,000
Investment securities:
Available-for-sale (amortized cost of $5,798,756 and $4,989,958 at August 31, 2011 and November 30, 2010, respectively)	5,899,080	5,002,579
Held-to-maturity (fair value of $51,189 and $70,195 at August 31, 2011 and November 30, 2010, respectively)	53,088	72,816
Total investment securities	5,952,168	5,075,395
Loan receivables:
Loans held for sale	738,382	788,101
Loan portfolio:
Credit card	46,177,673	45,156,994
Other	4,279,613	2,891,318
Purchased credit-impaired loans	2,886,783	—
Total loan portfolio	53,344,069	48,048,312
Total loan receivables	54,082,451	48,836,413
Allowance for loan losses	(2,273,058)	(3,304,118)
Net loan receivables	51,809,393	45,532,295
Premises and equipment, net	465,871	460,732
Goodwill	255,421	255,421
Intangible assets, net	189,298	188,973
Other assets	2,158,761	2,434,661
Total assets	$65,725,667	$60,784,968
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$37,470,037	$34,309,839
Non-interest bearing deposit accounts	116,847	103,544
Total deposits	37,586,884	34,413,383
Short-term borrowings	100,000	—
Long-term borrowings	17,718,200	17,705,728
Accrued expenses and other liabilities	2,314,667	2,209,011
Total liabilities	57,719,751	54,328,122
Commitments, contingencies and guarantees (Notes 8, 11, and 12)
Stockholders’ Equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized; 549,475,683 and 547,128,270 shares issued at August 31, 2011 and November 30, 2010, respectively	5,495	5,471
Additional paid-in capital	3,492,663	3,435,318
Retained earnings	4,763,180	3,126,488
Accumulated other comprehensive loss	(19,979)	(82,548)
Treasury stock, at cost; 11,278,326 and 2,446,506 shares at August 31, 2011 and November 30, 2010, respectively	(235,443)	(27,883)
Total stockholders’ equity	8,005,916	6,456,846
Total liabilities and stockholders’ equity	$65,725,667	$60,784,968

The table below presents the carrying amounts of certain assets and liabilities of Discover Financial Services’ consolidated variable interest entities (VIEs) which are included in the condensed consolidated statements of financial condition above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts for which creditors have recourse to the general credit of the Company.

	August 31, 2011	November 30, 2010
	(unaudited) (dollars in thousands)
Assets
Restricted cash	$937,230	$1,363,758
Credit card loan receivables	33,978,980	34,452,989
Other loan receivables	2,876,923	—
Allowance for loan losses allocated to securitized loan receivables	(1,589,949)	(2,431,399)
Other assets	30,404	24,083
Liabilities
Long-term borrowings	$15,260,509	$14,919,400
Accrued interest payable	12,803	11,758
See Notes to Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2011	2010	2011	2010
	(unaudited) (dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$1,423,496	$1,455,907	$4,243,803	$4,423,654
Other loans	157,424	67,588	428,762	183,150
Investment securities	15,676	5,574	42,535	15,966
Other interest income	2,496	6,870	10,234	24,101
Total interest income	1,599,092	1,535,939	4,725,334	4,646,871
Interest expense:
Deposits	241,719	279,137	749,584	882,921
Short-term borrowings	33	—	116	—
Long-term borrowings	120,301	110,000	375,060	324,561
Total interest expense	362,053	389,137	1,124,760	1,207,482
Net interest income	1,237,039	1,146,802	3,600,574	3,439,389
Provision for loan losses	99,514	712,565	692,763	2,824,035
Net interest income after provision for loan losses	1,137,525	434,237	2,907,811	615,354
Other income:
Discount and interchange revenue, net	282,889	273,932	809,631	805,209
Fee product revenue	107,858	104,132	321,527	309,590
Loan fee income	84,243	92,465	250,596	267,483
Transaction processing revenue	43,931	40,184	131,792	109,570
Merchant fees	4,110	7,220	12,981	23,091
Gain (loss) on investments	(3,614)	18,951	(3,622)	19,131
Other income	32,546	27,260	135,526	88,790
Total other income	551,963	564,144	1,658,431	1,622,864
Other expense:
Employee compensation and benefits	241,881	204,210	684,782	602,510
Marketing and business development	133,398	130,532	393,244	313,175
Information processing and communications	63,547	62,357	194,852	190,862
Professional fees	106,042	85,289	301,122	239,169
Premises and equipment	18,063	17,722	53,268	53,273
Other expense	79,476	66,128	245,431	155,601
Total other expense	642,407	566,238	1,872,699	1,554,590
Income before income tax expense	1,047,081	432,143	2,693,543	683,628
Income tax expense	398,263	171,526	979,414	268,482
Net income	$648,818	$260,617	$1,714,129	$415,146
Net income allocated to common stockholders	$641,772	$258,194	$1,694,636	$321,613
Basic earnings per share	$1.18	$0.47	$3.11	$0.59
Diluted earnings per share	$1.18	$0.47	$3.11	$0.58
Dividends paid per share	$0.06	$0.02	$0.14	$0.06
See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(unaudited) (dollars and shares in thousands)
Balance at November 30, 2009	1,225	$1,158,066	544,799	$5,448	$3,573,231	$3,873,262	$(154,818)	$(19,642)	$8,435,547
Adoption of ASC 810 (FASB Statement No. 167), net of tax	—	—	—	—	—	(1,411,117)	78,561	—	(1,332,556)
Comprehensive income:
Net income	—	—	—	—	—	415,146	—	—	415,146
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	(6,276)	—
Adjustments related to cash flow hedges, net of tax	—	—	—	—	—	—	158	—
Adjustments related to pension and postretirement benefits, net of tax	—	—	—	—	—	—	78	—
Other comprehensive loss	—	—	—	—	—	—	(6,040)	—	(6,040)
Total comprehensive income	—	—	—	—	—	—	—	—	409,106
Purchases of treasury stock	—	—	—	—	—	—	—	(8,145)	(8,145)
Common stock issued under employee benefit plans	—	—	67	1	867	—	—	—	868
Common stock issued and stock-based compensation expense	—	—	2,125	21	29,402	—	—	—	29,423
Income tax deficiency on stock based compensation plans	—	—	—	—	(3,411)	—	—	—	(3,411)
Dividends paid—common stock	—	—	—	—	—	(32,923)	—	—	(32,923)
Accretion of preferred stock discount	—	66,492	—	—	—	(66,492)	—	—	—
Dividends—preferred stock	—	—	—	—	—	(23,811)	—	—	(23,811)
Redemption of preferred stock	(1,225)	(1,224,558)	—	—	—	—	—	—	(1,224,558)
Repurchase of stock warrant	—	—	—	—	(172,000)	—	—	—	(172,000)
Special dividend—Morgan Stanley	—	—	—	—	—	33,757	—	—	33,757
Balance at August 31, 2010	—	$—	546,991	$5,470	$3,428,089	$2,787,822	$(82,297)	$(27,787)	$6,111,297

Balance at November 30, 2010	—	—	547,128	5,471	3,435,318	3,126,488	(82,548)	(27,883)	6,456,846
Comprehensive income:
Net income	—	—	—	—	—	1,714,129	—	—	1,714,129
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	54,897	—
Adjustments related to cash flow hedges, net of tax	—	—	—	—	—	—	7,330	—
Adjustments related to pension and postretirement benefits, net of tax	—	—	—	—	—	—	342	—
Other comprehensive income	—	—	—	—	—	—	62,569	—	62,569
Total comprehensive income	—	—	—	—	—	—	—	—	1,776,698
Purchases of treasury stock	—	—	—	—	—	—	—	(207,560)	(207,560)
Common stock issued under employee benefit plans	—	—	40	—	906	—	—	—	906
Common stock issued and stock based compensation expense	—	—	2,308	24	56,439	—	—	—	56,463
Dividends paid—common stock	—	—	—	—	—	(77,437)	—	—	(77,437)
Balance at August 31, 2011	—	$—	549,476	$5,495	$3,492,663	$4,763,180	$(19,979)	$(235,443)	$8,005,916

Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended August 31,
	2011	2010
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,714,129	$415,146
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	692,763	2,824,035
Deferred income taxes	351,854	63,131
Depreciation and amortization on premises and equipment	66,274	68,130
Amortization of deferred revenues	(191,290)	(137,492)
Other depreciation and amortization	(35,346)	57,947
Loss (gain) on investments	3,622	(19,131)
Loss on premises and equipment	3,242	1,930
Loss (gain) on loans sold	28	(439)
Stock-based compensation expense	33,690	29,554
Gain on purchase of business	(15,917)	—
Net change in loans originated for sale	49,719	(118,557)
Changes in assets and liabilities:
Decrease (increase) in other assets	32,339	(230,385)
Increase (decrease) in accrued expenses and other liabilities	106,908	(247,107)
Net cash provided by operating activities	2,812,015	2,706,762
Cash flows from investing activities
Maturities of other short-term investments	375,000	1,350,000
Purchases of other short-term investments	—	(375,000)
Maturities and sales of available-for-sale investment securities	786,463	540,526
Purchases of available-for-sale investment securities	(1,627,215)	(1,239,631)
Maturities of held-to-maturity investment securities	17,466	19,779
Purchases of held-to-maturity investment securities	(550)	(549)
Proceeds from sale of loans held for investment	611	—
Net principal disbursed on loans held for investment	(3,074,805)	(2,035,023)
Purchase of loan receivables	(596,163)	—
Purchase of business, net of cash acquired	(401,158)	—
Purchase of other investment	(15,000)	—
Decrease in restricted cash—special dividend escrow	—	643,311
Decrease in restricted cash—for securitization investors	623,794	547,064
Proceeds from sale of premises and equipment	13	146
Purchases of premises and equipment	(70,053)	(29,538)
Net cash used for investing activities	(3,981,597)	(578,915)
Cash flows from financing activities
Net increase in short-term borrowings	100,000	—
Proceeds from issuance of securitized debt	2,500,000	1,000,000
Maturities of securitized debt	(5,114,986)	(8,560,528)
Proceeds from issuance of other long-term borrowings	—	1,003,427
Maturities of other long-term borrowings	(345,048)	(590,676)
Proceeds from issuance of common stock	17,928	—
Purchases of treasury stock	(207,560)	(8,145)
Net increase in deposits	3,147,752	1,177,096
Proceeds from acquisition of deposits	—	976,627
Redemption of preferred stock	—	(1,224,558)
Repurchase of warrant	—	(172,000)
Dividend paid to Morgan Stanley	—	(775,000)
Dividends paid on common and preferred stock	(69,712)	(59,455)
Excess tax benefits related to stock-based compensation	—	737
Net cash provided by (used for) financing activities	28,374	(7,232,475)
Net decrease in cash and cash equivalents	(1,141,208)	(5,104,628)
Cash and cash equivalents, at beginning of period	5,098,733	13,020,719
Cash and cash equivalents, at end of period	$3,957,525	$7,916,091
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$1,045,370	$1,125,181
Income taxes, net of income tax refunds	$635,360	$112,027
Non-cash transactions:
Assumption of SLC debt	$2,921,372	$—
Special dividend—Morgan Stanley	$—	$33,757

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
Description of Business. Discover Financial Services (“DFS” or the “Company”) is a direct banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 and therefore is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Through its Discover Bank subsidiary, a Delaware state-chartered bank, the Company offers its customers credit cards, student loans, personal loans and deposit products. Through its DFS Services LLC subsidiary and its subsidiaries, the Company operates the Discover Network, the PULSE Network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network is a payment card transaction processing network for Discover card-branded and third-party issued credit, debit and prepaid cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services.
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
Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has $255 million in goodwill, all of which is associated with its PULSE network. The value of that goodwill will not be affected by the adoption of this standard.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on the Company's financial condition, results of operations or cash flows.

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU is intended to clarify the FASB’s views on the conditions under which a loan modification should be deemed to be a troubled debt restructuring and could result in the determination that more loan modifications meet that definition. Loans which constitute troubled debt restructurings are considered impaired when calculating the allowance for loan losses and are subject to additional disclosures pursuant to ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which becomes effective concurrent with ASU No. 2011-02. The amendment is effective for the first interim or annual period beginning after June 15, 2011 and must be applied retrospectively to loan modifications occurring on or after the beginning of the fiscal year of adoption. The Company has reviewed the loan modifications it makes in light of this guidance, and has determined that this amendment is not expected to result in any change to the characterization of the Company's current loan modification programs. The amendment is therefore not expected to impact the Company's financial condition, results of operations or cash flows.

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
______________

(1)
Based on the final SLC closing balance sheet, the Company accrued a $35 million liability, at the end of the first quarter of fiscal 2011, payable to Citibank for post-closing adjustments arising from a $7 million increase in the Trust Certificate Purchase Price and a $28 million reduction in reimbursable liabilities, which together resulted in the difference between the actual and estimated numbers shown. The accrued amount was paid to Citibank during the second quarter of 2011.

Net assets acquired. The Company acquired net assets (including $155 million of cash) with an aggregate fair value of $572 million in exchange for cash consideration of $556 million, resulting in the recognition of a bargain purchase gain of approximately $16 million. The bargain purchase gain primarily resulted from Citibank’s adjustment of the cash consideration to be paid by the Company in exchange for the Company’s consent to permit SLC to commute, immediately prior to the acquisition, certain student loan insurance policies covering loans in one of the three trusts. The bargain purchase gain is recorded in other income on the Company’s condensed consolidated statement of income. Adjustments to these amounts may occur during 2011, as the Company completes its final valuation analysis of assets acquired and liabilities assumed.

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
The Company also recorded a $101 million indemnification asset at the acquisition date. This asset reflects the discounted present value of payments expected to be received under Citibank’s indemnification of student loan credit losses that would have been recoverable under certain student loan insurance policies which, as noted above, were commuted pursuant to an agreement entered into by SLC with the Company’s consent immediately prior to the acquisition. The indemnification pertains only to loans in one of the three SLC securitization trusts that the Company acquired, namely the SLC Private Student Loan Trust 2010-A (“SLC 2010-A”). The SLC 2010-A trust included loans with an aggregate outstanding principal balance of $1.2 billion at the time of acquisition; outstanding loans in that trust totaled $1.1 billion as of August 31, 2011. The initial value of the indemnification asset is based on the insured portion of expected credit losses reflected in the initial carrying value of the related loans. Under the terms of the indemnification agreement with Citibank, indemnification payments related to student loan credit losses are subject to an overall cap of $166.8 million, consistent with the terms of the insurance policies which the indemnification serves to replace.
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

3.	Investment Securities

The Company’s investment securities consist of the following (dollars in thousands):

	August 31, 2011	November 30, 2010
U.S. Treasury securities	$2,371,805	$1,575,403
U.S. government agency securities	2,669,180	1,888,701
States and political subdivisions of states	39,670	51,774
Other securities:
Credit card asset-backed securities of other issuers	356,940	1,031,112
Corporate debt securities(1)	501,705	507,896
Residential mortgage-backed securities	7,344	9,800
Other debt and equity securities	5,524	10,709
Total other securities	871,513	1,559,517
Total investment securities	$5,952,168	$5,075,395
___________________________

(1)	Amount represents corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At August 31, 2011
Available-for-Sale Investment Securities(1)
U.S Treasury securities	$2,322,042	$49,213	$—	$2,371,255
U.S government agency securities	2,627,392	41,788	—	$2,669,180
Credit card asset-backed securities of other issuers	348,606	8,335	(1)	$356,940
Corporate debt securities	500,716	989	—	$501,705
Total available-for-sale investment securities	$5,798,756	$100,325	$(1)	$5,899,080
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$—	$—	$550
States and political subdivisions of states	39,670	219	(2,923)	36,966
Residential mortgage-backed securities	7,344	805	—	8,149
Other debt securities(4)	5,524	—	—	5,524
Total held-to-maturity investment securities	$53,088	$1,024	$(2,923)	$51,189
At November 30, 2010
Available-for-Sale Investment Securities(1)
U.S Treasury securities	$1,576,094	$344	$(1,585)	$1,574,853
U.S government agency securities	1,888,909	1,090	(1,298)	1,888,701
Credit card asset-backed securities of other issuers	1,017,183	13,983	(54)	1,031,112
Corporate debt securities	507,757	241	(102)	507,896
Equity securities	15	2	—	17
Total available-for-sale investment securities	$4,989,958	$15,660	$(3,039)	$5,002,579
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$—	$—	$550
States and political subdivisions of states	51,774	281	(3,771)	48,284
Residential mortgage-backed securities	9,800	869	—	10,669
Other debt securities(4)	10,692	—	—	10,692
Total held-to-maturity investment securities	$72,816	$1,150	$(3,771)	$70,195
_________________________

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)
Included in other debt securities at August 31, 2011 and November 30, 2010 are commercial advances of $2.8 million and $7.9 million respectively related to the Company’s Community Reinvestment Act strategies.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position as of August 31, 2011 and November 30, 2010 (dollars in thousands):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At August 31, 2011
Available-for-Sale Investment Securities
U.S. Treasury securities	—	$—	$—	$—	$—
U.S. government agency securities	—	—	—	$—	$—
Credit card asset-backed securities of other issuers	1	4,126	1	$—	$—
Corporate debt securities	—	—	—	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$6,084	$1	$21,538	$2,922
At November 30, 2010
Available-for-Sale Investment Securities
U.S. Treasury securities	17	$1,262,670	$1,585	$—	$—
U.S. government agency securities	18	$1,181,148	$1,298	$—	$—
Credit card asset-backed securities of other issuers	23	$238,646	$54	$—	$—
Corporate debt securities	5	$230,441	$102	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$7,731	$239	$27,603	$3,532

During the three and nine months ended August 31, 2011, the Company received $170.5 million and $803.9 million, respectively, of proceeds related to maturities or redemptions of investment securities, as compared to $159.7 million and $560.3 million for the three and nine months ended August 31, 2010, respectively. For the three and nine months ended August 31, 2011, approximately $165.0 million and $786.5 million, respectively, of these proceeds related to maturities of credit card asset-backed securities of other issuers. For the three and nine months ended August 31, 2010, approximately $75.2 million and $469.6 million, respectively, of these proceeds related to maturities of credit card asset-backed securities of other issuers.

The Company records unrealized gains and losses on its available-for-sale investment securities in other comprehensive income. For the three months ended August 31, 2011 and 2010, the Company recorded a net unrealized gain of $61.0 million ($38.2 million after tax) and a net unrealized loss of $13.6 million ($8.5 million after tax), respectively, in other comprehensive income. For the nine months ended August 31, 2011 and 2010, the Company recorded a net unrealized gain of $87.7 million ($54.9 million after tax) and a net unrealized loss of $9.9 million ($6.3 million after tax), respectively, in other comprehensive income. Additionally for the nine months ended August 31, 2010, the Company reversed an unrealized gain of $7.5 million ($4.7 million after tax) from other comprehensive income upon liquidation of the collateral supporting the Golden Key U.S. LLC investment.

At August 31, 2011 and November 30, 2010, the Company had $2.9 million and $3.5 million, respectively, of gross unrealized losses in a continuous loss position for more than 12 months on its held-to-maturity investment securities in states and political subdivisions of states. The Company believes the unrealized loss on these investments is the result of changes in interest rates subsequent to the Company’s acquisitions of these securities and that the reduction in value is temporary. The Company does not intend to sell these investments nor does it expect to be required to sell these investments before recovery of their amortized cost bases, but rather expects to collect all amounts due according to the contractual terms of these securities.

Maturities of available-for-sale debt securities and held-to-maturity debt securities at August 31, 2011 are provided in the table below (dollars in thousands):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale—Amortized Cost (1)
U.S Treasury securities	$590,462	$1,731,580	$—	$—	$2,322,042
U.S government agency securities	921,790	1,705,602	—	—	2,627,392
Credit card asset-backed securities of other issuers	191,269	157,337	—	—	348,606
Corporate debt securities	353,224	147,492	—	—	500,716
Total available-for-sale investment securities	$2,056,745	$3,742,011	$—	$—	$5,798,756
Held-to-maturity—Amortized Cost (2)
U.S. Treasury securities	$550	$—	$—	$—	$550
State and political subdivisions of states	—	2,085	3,375	34,210	39,670
Residential mortgage-backed securities	—	—	—	7,344	7,344
Other debt securities	275	2,641	153	2,455	5,524
Total held-to-maturity investment securities	$825	$4,726	$3,528	$44,009	$53,088
Available-for-sale—Fair Values (1)
U.S Treasury securities	$591,201	$1,780,054	$—	$—	$2,371,255
U.S government agency securities	922,717	1,746,463	—	—	2,669,180
Credit card asset-backed securities of other issuers	192,728	164,212	—	—	356,940
Corporate debt securities	353,547	148,158	—	—	501,705
Total available-for-sale investment securities	$2,060,193	$3,838,887	$—	$—	$5,899,080
Held-to-maturity—Fair Values (2)
U.S. Treasury securities	$550	$—	$—	$—	$550
State and political subdivisions of states	—	2,125	3,549	31,292	36,966
Residential mortgage-backed securities	—	—	—	8,149	8,149
Other debt securities	275	2,641	153	2,455	5,524
Total held-to-maturity investment securities	$825	$4,766	$3,702	$41,896	$51,189
_____________________________

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

4.	Loan Receivables
The Company has three portfolio segments: credit card loans, other consumer loans and purchased credit-impaired (“PCI”) student loans acquired in the SLC transaction (See Note 2: Business Combinations). Within these portfolio segments, the Company has classes of receivables which are depicted in the table below (dollars in thousands):

	August 31, 2011	November 30, 2010
Loans held for sale(1)	$738,382	$788,101
Loan portfolio:
Credit card loans:
Discover card(2)	45,949,224	44,904,267
Discover business card	228,449	252,727
Total credit card loans	46,177,673	45,156,994
Other consumer loans:
Personal loans	2,439,330	1,877,633
Private student loans	1,828,493	999,322
Other	11,790	14,363
Total other consumer loans	4,279,613	2,891,318
PCI student loans(3)	2,886,783	—
Total loan portfolio	53,344,069	48,048,312
Total loan receivables	54,082,451	48,836,413
Allowance for loan losses	(2,273,058)	(3,304,118)
Net loan receivables	$51,809,393	$45,532,295
 ____________________________

(1)
Amount represents federal student loans. At August 31, 2011 and November 30, 2010, $463.9 million and $500.2 million of federal student loan receivables, respectively, were pledged as collateral against a long-term borrowing.

(2)
Amounts include $16.9 billion and $19.5 billion of underlying investors’ interest in trust debt at August 31, 2011 and November 30, 2010, respectively, and $17.0 billion and $14.9 billion in seller’s interest at August 31, 2011 and November 30, 2010, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for further information.

(3)
Amount includes $2.9 billion of loans pledged as collateral against the notes issued from the SLC securitization trusts. See Note 5: Credit Card and Student Loan Securitization Activities. The remaining $9.9 million not pledged as collateral represents loans eligible for reimbursement through an indemnification claim. Discover Bank must purchase such loans from the trust before a claim may be filed.

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

Information related to the delinquencies and net charge-offs in the Company’s loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “Purchased Credit-Impaired Loans” (dollars in thousands):

Delinquent and Non-Accruing Loans:
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(2)
At August 31, 2011
Credit card loans:
Discover card(1)	$553,174	$561,127	$1,114,301	$498,752	$208,404
Discover business card	2,885	3,929	6,814	3,655	889
Total credit card loans	556,059	565,056	1,121,115	502,407	209,293
Other consumer loans:
Personal loans	14,170	6,446	20,616	5,814	3,527
Private student loans (excluding PCI)	12,415	2,150	14,565	2,150	—
Other(3)	438	2,199	2,637	—	2,426
Total other consumer loans (excluding PCI)	27,023	10,795	37,818	7,964	5,953
Total loan receivables (excluding PCI)(3)	$583,082	$575,851	$1,158,933	$510,371	$215,246
At November 30, 2010
Total loan receivables(1)	$908,306	$993,618	$1,901,924	$853,757	$325,900
______________________

(1)
Consumer credit card loans that are 90 or more days delinquent and accruing interest include $36.4 million and $35 million of loans accounted for as troubled debt restructurings at August 31, 2011 and November 30, 2010, respectively.

(2)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of these loans was $10.6 million and $35.6 million for the three months and nine months ended August 31, 2011, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. These amounts were estimated based on customers' current balances and most recent rates.

(3)	Amount also excludes federal student loans that are held for sale.

Net Charge-Offs:	For the Three Months Ended August 31, 2011		For the Nine Months Ended August 31, 2011
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate

Credit card loans:
Discover card	$436,242	3.84%	$1,651,311	4.91%
Discover business card	3,506	6.01%	14,937	8.26%
Total credit card loans	439,748	3.85%	1,666,248	4.93%
Other consumer loans:
Personal loans	16,000	2.73%	50,980	3.19%
Private student loans (excluding PCI)	2,618	0.62%	5,573	0.49%
Other	410	13.41%	1,022	10.35%
Total other consumer loans (excluding PCI)	19,028	0.98%	57,575	1.09%
Net charge-offs as a percentage of total loans (excluding PCI)	$458,776	3.63%	$1,723,823	4.64%
Net charge-offs as a percentage of total loans (including PCI)	$458,776	3.43%	$1,723,823	4.41%

As part of credit risk management activities, on an ongoing basis the Company reviews information related to the performance of a customer’s account with the Company as well as information from credit bureaus, such as a FICO score, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and monthly or quarterly thereafter. The following table provides the most recent FICO scores available for the Company’s customers as of August 31, 2011, as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
Discover card	79%	21%
Discover business card	87%	13%
Private student loans (excluding PCI)	95%	5%
Personal loans	95%	5%
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

The following table provides changes in the Company’s allowance for loan losses for the three and nine months ended August 31, 2011 and 2010 (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2011	2010	2011	2010
Balance at beginning of period	$2,632,320	$3,930,624	$3,304,118	$1,757,899
Additions:
Addition to allowance related to securitized receivables(1)	—	—	—	2,144,461
Provision for loan losses	99,514	712,565	692,763	2,824,035
Deductions:
Charge-offs:
Discover card	(584,534)	(982,920)	(2,085,452)	(3,203,959)
Discover business card	(4,416)	(14,502)	(17,672)	(50,190)
Total credit card loans	(588,950)	(997,422)	(2,103,124)	(3,254,149)
Personal loans	(16,458)	(23,836)	(52,438)	(70,957)
Federal student loans	—	(11)	—	(308)
Private student loans	(2,663)	(660)	(5,646)	(1,264)
Other	(411)	(139)	(1,025)	(858)
Total other consumer loans	(19,532)	(24,646)	(59,109)	(73,387)
Total charge-offs	(608,482)	(1,022,068)	(2,162,233)	(3,327,536)
Recoveries:
Discover card	148,292	121,255	434,141	341,337
Discover business card	910	875	2,735	2,516
Total credit card loans	149,202	122,130	436,876	343,853
Personal loans	458	421	1,458	942
Private student loans	45	14	73	22
Other	1	35	3	45
Total other consumer loans	504	470	1,534	1,009
Total recoveries	149,706	122,600	438,410	344,862
Net charge-offs	(458,776)	(899,468)	(1,723,823)	(2,982,674)
Balance at end of period	$2,273,058	$3,743,721	$2,273,058	$3,743,721
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

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card and other consumer loans is as follows (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2011	2010	2011	2010
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)(1)	$128,329	$219,422	$480,044	$723,909
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)(1)	$22,807	$58,331	$86,762	$228,039
 _________________________

(1)	Beginning in 2011, net charge-offs of interest and fees include amounts related to other consumer loans. Prior to 2011 such amounts were not included as they were not material.

The following table provides additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio (which excludes loans held for sale) by impairment methodology (dollars in thousands):

	Credit Card	Personal Loans	Student Loans	Other Loans	Total
At August 31, 2011
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$1,963,962	$75,562	$43,406	$220	$2,083,150
Troubled debt restructurings(2)	189,908	—	—	—	189,908
Purchased credit-impaired(3)	—	—	—	—	—
Total allowance for loan losses	$2,153,870	$75,562	$43,406	$220	$2,273,058
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$44,972,100	$2,439,330	$1,828,493	$11,790	$49,251,713
Troubled debt restructurings(2)	1,205,573	—	—	—	1,205,573
Purchased credit-impaired(3)	—	—	2,886,783	—	2,886,783
Total recorded investment	$46,177,673	$2,439,330	$4,715,276	$11,790	$53,344,069
At November 30, 2010
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$3,095,046	$76,087	$18,569	$574	$3,190,276
Troubled debt restructurings(2)	113,842	—	—	—	113,842
Purchased credit-impaired(3)	—	—	—	—	—
Total allowance for loan losses	$3,208,888	$76,087	$18,569	$574	$3,304,118
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$44,851,650	$1,877,633	$999,322	$14,363	$47,742,968
Troubled debt restructurings(2)	305,344	—	—	—	305,344
Purchased credit-impaired(3)	—	—	—	—	—
Total recorded investment	$45,156,994	$1,877,633	$999,322	$14,363	$48,048,312
 _________________________

(1)	Represents loans evaluated for impairment in accordance with ASC 450-20, Loss Contingencies.

(2)
Represents loans evaluated for impairment in accordance with ASC 310-10, Receivables, which consists of modified loans accounted for as troubled debt restructurings. The unpaid principal balance of such loans was $1.0 billion at August 31, 2011. All loans accounted for as troubled debt restructurings have a related allowance for loan losses. In the first quarter 2011, the Company began accounting for credit card loans modified through temporary hardship and external programs as troubled debt restructurings. The impact on the total allowance for loan losses as a result of this change was not material.

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
Credit card loan receivables modified and included in a temporary, permanent or external program are accounted for as a troubled debt restructuring and are recorded at their present value with impairment measured as the difference between the loan balance and the discounted present value of cash flows expected to be collected. Consistent with the Company’s measurement of impairment of modified loans on a pooled basis, the Company uses as its discount rate the average current annual percentage rate it applies to non-impaired credit card loans, similar to what would have applied to the pool of modified loans prior to impairment.

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

	For the three months ended August 31, 2011(1)		For the nine months ended August 31, 2011(1)
	Temporary and Permanent Programs	External Programs	Temporary and Permanent Programs	External Programs
Average recorded investment in loans	$519,884	$709,211	$534,479	$727,113
Interest income recognized during the time within the period these loans were impaired(2)	$4,518	$15,391	$16,660	$46,974
Gross interest income that would have been recorded in accordance with the original terms(3)	$16,411	$2,467	$47,950	$7,535

	For the three months ended August 31, 2010		For the nine months ended August 31, 2010
	Permanent Programs		Permanent Programs
Average recorded investment in loans	$271,114		$248,686
Interest income recognized during the time within the period these loans were impaired(2)	$765		$2.107
Gross interest income that would have been recorded in accordance with the original terms(3)	$10,462		$28,707
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

Purchased Credit-Impaired Loans. Purchased loans with evidence of credit deterioration after origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in The Student Loan Corporation transaction comprise the Company’s only PCI loans at August 31, 2011.
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
As of the December 31, 2010 acquisition date, the PCI student loans had an aggregate outstanding balance of approximately $3.8 billion, including accrued interest, and a fair value (initial carrying value) of approximately $3.1 billion. Of the $3.8 billion aggregate outstanding balance of loans acquired, loans with an aggregate outstanding balance of approximately $31 million were non-performing as of the acquisition date. PCI student loans had an outstanding balance of $3.4 billion, including accrued interest, and a related carrying amount of $2.9 billion as of August 31, 2011.

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
The estimate of cash flows expected to be collected is updated each reporting period to reflect management’s latest assumptions about expected credit losses and borrower prepayments, and interest rates in effect in the current period. To the extent expected credit losses increase after the date of acquisition, the Company must record an allowance for loan losses through the provision for loan losses, which would reduce net income. There has not been any significant credit deterioration since the acquisition date, and therefore no allowance has been established for the PCI student loans at August 31, 2011. Changes in expected cash flows related to changes in prepayments or interest rate indices for variable rate loans generally are recorded prospectively as adjustments to interest income.
To the extent that a significant increase in cash flows due to lower expected losses is deemed probable, the Company will first reverse any previously established allowance for loan losses and then increase the amount of remaining accretable yield. The increase to yield would be recognized prospectively over the remaining life of the loan pool. An increase in the accretable yield would reduce the remaining non-accretable difference available to absorb subsequent charge-offs.
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

The following table provides changes in accretable yield for the acquired loans for the three and nine month periods ended August 31, 2011 (dollars in millions):

	For the Three Months Ended August 31, 2011	For the Nine Months Ended August 31, 2011
Balance at beginning of period	$1,772	$—
Acquisition of The Student Loan Corporation	—	1,776
Accretion into interest income	(54)	(149)
Reclassifications from non-accretable difference	—	91
Balance at end of period	$1,718	$1,718
During the nine months ended August 31, 2011, the Company reclassified $91 million from non-accretable difference because of an increase in expected cash flows. This amount will be recognized prospectively as an adjustment to yield over the remaining life of the pools.

At August 31, 2011, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.60% and 0.83% , respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans for the three and nine months ended August 31, 2011 was 1.23% and 1.22%, respectively.

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
The DCMT structure consists of Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties. Credit enhancement is provided by the subordinated Class B certificates, cash collateral accounts, and more subordinated Series 2009-CE certificates that are held by a wholly-owned subsidiary of Discover Bank. The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes. The majority of these more highly subordinated classes of notes are held by subsidiaries of Discover Bank. In addition, there is another series of certificates (Series 2009-SD) issued by DCMT which provides increased excess spread levels to all other outstanding securities of the trusts. The Series 2009-SD certificates are held by a wholly-owned subsidiary of Discover Bank. In January 2010, the Company increased the size of the Class D (2009-1) note and Series 2009-CE certificate to further support the more senior securities of the trusts. The Company was not contractually required to provide this incremental level of credit enhancement but did so pursuant to the trusts’ governing documents in order to maintain the credit ratings of the securities issued by the trusts and to preserve the Company’s ability to participate in the credit card asset-backed securitization markets. The credit-related risk of loss associated with trust assets as of the balance sheet date to which the Company is exposed through the retention of these subordinated interests is fully captured in the allowance for loan losses recorded by the Company.
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

	August 31, 2011	November 30, 2010
Cash collateral accounts (1)	$226,579	$459,474
Collections and interest funding accounts	585,030	904,284
Restricted cash	811,609	1,363,758
Investors’ interests held by third-party investors	12,621,054	14,921,057
Investors’ interests held by wholly owned subsidiaries of Discover Bank	4,327,121	4,608,210
Seller’s interest	17,030,805	14,923,722
Loan receivables (2)	33,978,980	34,452,989
Allowance for loan losses allocated to securitized loan receivables (2)	(1,589,949)	(2,431,399)
Net loan receivables	32,389,031	32,021,590
Other	25,195	24,083
Carrying value of assets of consolidated variable interest entities	$33,225,835	$33,409,431
 _______________________

(1)	As of November 30, 2010, the full amount was pledged as collateral against a long-term borrowing.

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
In addition to performance measures associated with the transferred credit card loan receivables, there are other events or conditions which could trigger an early amortization event. As of August 31, 2011, no economic or other early amortization events have occurred.
The tables below provide information concerning investors’ interests and related excess spreads at August 31, 2011 (dollars in thousands):

	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$3,830,858	7
Discover Card Execution Note Trust (DiscoverSeries notes)	13,117,317	28
Total investors’ interests	$16,948,175	35
______________________

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread(1)(2)
Group excess spread percentage	16.92%
DiscoverSeries excess spread percentage	16.76%
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
Student Loan Securitization Activities
The Company’s student loan securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company. Trust receivables underlying third-party investors’ interests are recorded in purchased credit-impaired loans, and the related debt issued by the trusts is reported in long-term borrowings. The assets of the Company’s consolidated VIEs are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trust.
Under terms of all the trust arrangements, the Company has the option, but not the obligation, to provide financial support to the trusts, but has never provided such support. A substantial portion of the credit risk associated with the securitized loans has been transferred to third parties under private credit insurance or indemnification arrangements. See Note 2: Business Combinations.

The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in thousands):

August 31, 2011
Restricted cash	$125,621
Student loan receivables	$2,876,923
Other assets	$5,209
Carrying value of assets of consolidated variable interest entities	$3,007,753

6.	Deposits
The Company offers its deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (IRA) certificates of deposit to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). As of August 31, 2011 and November 30, 2010, the Company had approximately $24.5 billion and $20.6 billion, respectively, of direct-to-consumer deposits and approximately $13.0 billion and $13.7 billion, respectively, of brokered deposits.
A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	August 31, 2011	November 30, 2010
Certificates of deposit in amounts less than $100,000(1)	$19,524,679	$19,797,420
Certificates of deposit from amounts of $100,000(1)to less than $250,000(1)	4,999,091	4,626,792
Certificates of deposit in amounts of $250,000(1)or greater	1,148,445	1,146,843
Savings deposits, including money market deposit accounts	11,797,822	8,738,784
Total interest-bearing deposits	$37,470,037	$34,309,839
Average annual interest rate	2.67%	3.12%
 _______________________

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
At August 31, 2011, certificates of deposit maturing during the remainder of 2011, over the next four years and thereafter were as follows (dollars in thousands):

Year	Amount
2011	$2,650,831
2012	$10,787,166
2013	$5,939,329
2014	$2,576,005
2015	$1,949,946
Thereafter	$1,768,938

7.	Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in thousands):

	August 31, 2011		November 30, 2010
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Securitized Debt
Fixed rate asset-backed securities (including discount of $1,339)	$1,748,660	5.65%	$2,598,343	5.47%	Various fixed rates	Various June 2013— September 2017
Floating rate asset-backed securities	9,371,055	0.77%	10,621,057	0.75%	1-month LIBOR(1) + 3 to 130 basis points	Various September 2011— September 2015
Floating rate asset-backed securities	1,250,000	0.59%	1,250,000	0.63%	3-month LIBOR(1) + 34 basis points	December 2012
Floating rate asset-backed securities and other borrowings	250,000	0.89%	450,000	0.98%	Commercial Paper rate + 70 basis points	April 2013
Total Discover Card Master Trust I and Discover Card Execution Note Trust	12,619,715		14,919,400
Floating rate asset-backed securities (including discount of $238,629)	1,436,906	0.45%	—		3-month LIBOR(1) + 7 to 45 basis points	Various April 2018— July 2036(2)
Floating rate asset-backed securities (including discount of $3,847)	648,407	4.25%	—		Prime rate +100 basis points	June 2031(2)
Floating rate asset-backed securities (including premium of $2,927)	165,597	4.00%	—		Prime rate + 75 basis points	July 2042(2)
Floating rate asset-backed securities (including premium of $6,894)	389,884	3.71%	—		1-month LIBOR(1) + 350 basis points	July 2042(2)
Total SLC Private Student Loan Trusts	2,640,794		—
Total Long-Term Borrowings—owed to securitization investors	15,260,509		14,919,400
Discover Financial Services (Parent Company)
Fixed rate senior notes due 2017
Principal value (including discount of $472)	399,528	6.45%	399,467	6.45%	Fixed	June 2017
Fair value adjustment(3)	8,456		(7,888)
Book value	407,984		391,579
Fixed rate senior notes due 2019	400,000	10.25%	400,000	10.25%	Fixed	July 2019
Discover Bank
Subordinated bank notes due 2019 (including discount of $1,483)	698,517	8.70%	698,382	8.70%	Fixed	November 2019
Subordinated bank notes due 2020 (including discount of $2,988)	497,012	7.00%	496,753	7.00%	Fixed	April 2020
Floating rate secured borrowings	—	—%	93,980	0.79%	Commercial Paper rate + 50 basis points	December 2010
Floating rate secured borrowings	—	—%	212,336	0.70%	1-month LIBOR(1) + 45 basis points	December 2010
Floating rate secured borrowings(4)	454,178	0.72%	492,910	0.66%	Commercial Paper rate + 50 basis points	August 2013(4)
Capital lease obligations	—	—%	388	6.26%	Fixed	June 2011
Total long-term borrowings	$17,718,200		$17,705,728
 __________________________

(1)	London Interbank Offered Rate (“LIBOR”).

(2)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(3)	The Company uses interest rate swaps to hedge this long-term borrowing against changes in fair value attributable to changes in LIBOR. See Note 14: Derivatives and Hedging Activities.

(4)
Under a program established by the U.S. Department of Education, this loan facility was entered into to fund certain federal student loans, which were held for sale at August 31, 2011 and November 30, 2010. Principal and interest payments on the underlying student loans will reduce the balance of the secured borrowing over time, with final maturity in August 2013. However, upon sale of the loans, this loan facility will be repaid.

Maturities. At August 31, 2011, long-term borrowings maturities during the remainder of 2011, over the next four years and thereafter were as follows (dollars in thousands):

Year	Amount
2011	$526,234
2012	3,325,989
2013	5,632,873
2014	1,989,293
2015	599,819
Thereafter	5,643,992
Total	$17,718,200

The Company has an unsecured credit agreement that is effective through May 2012. The agreement provides for a revolving credit commitment of up to $2.4 billion (of which the Company may borrow up to 30% and Discover Bank may borrow up to 100% of the total commitment). As of August 31, 2011, the Company had no outstanding balances due under the facility. The credit agreement provides for a commitment fee on the unused portion of the facility, which can range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility bear interest at a margin above the Federal Funds rate, LIBOR, the EURIBOR or the Euro Reference rate. The terms of the credit agreement include various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and Tier 1 capital to managed loans ratios. The credit agreement also includes customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults. The commitment may be terminated upon an event of default.
The Company also has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of August 31, 2011, the total commitment of secured credit facilities through private providers was $6.8 billion, of which $250 million had been used and was included in long-term borrowings at August 31, 2011. Access to the unused portions of the secured credit facilities is dependent upon the agreement with each of the providers which have various expirations in 2012, 2013 and 2014. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

Short-Term Borrowings. Short-term borrowings consist of overnight Federal Funds purchased with original maturities less than one year. Total short-term borrowings as of August 31, 2011 were $100 million and the weighted-average interest rate was 0.06%. There were no outstanding short-term borrowings as of November 30, 2010.

8.	Income Taxes

Income tax expense consisted of the following (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2011	2010	2011	2010
Current:
U.S. federal	$213,765	$68,942	$550,250	$166,541
U.S. state and local	38,576	24,451	74,292	38,512
International	747	53	3,018	298
Total	253,088	93,446	627,560	205,351
Deferred:
U.S. federal	135,145	73,149	332,965	61,301
U.S. state and local	10,024	4,931	18,882	1,830
International	6	—	7	—
Total	145,175	78,080	351,854	63,131
Income tax expense	$398,263	$171,526	$979,414	$268,482
The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2011	2010	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.4	4.8	2.6	4.3
Valuation allowance - capital loss	—	—	(0.8)	—
Non-deductible compensation	—	0.1	—	0.5
Other	(0.4)	(0.2)	(0.4)	(0.5)
Effective income tax rate	38.0%	39.7%	36.4%	39.3%

The Company is under continuous examination by the IRS and the tax authorities for various states. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1999 through the short period June 30, 2007 when Discover was a subsidiary of Morgan Stanley. The Company was recently notified by the IRS that the years 2008 through 2009, which are after Discover spun off from Morgan Stanley, are going to be audited. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years' examinations. As part of its audit of 1999 through 2005, the IRS has proposed additional tax assessments. In August 2010, the Company filed an appeal with the IRS to protest the proposed adjustments. The Company does not anticipate that a resolution of this matter will occur within the next twelve months as it is in the preliminary stage. Due to uncertainty of the outcome of the appeal, the Company is unable to determine if the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. However, the Company believes that its reserve is sufficient to cover any penalties and interest that would result in an increase in federal taxes due.

9.	Earnings Per Share

The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2011	2010	2011	2010
Numerator:
Net income	$648,818	$260,617	$1,714,129	$415,146
Preferred stock dividends	—	—	—	(23,811)
Preferred stock accretion	—	—	—	(66,492)
Net income available to common stockholders	648,818	260,617	1,714,129	324,843
Income allocated to participating securities	(7,046)	(2,423)	(19,493)	(3,230)
Net income allocated to common stockholders	$641,772	$258,194	$1,694,636	$321,613
Denominator:
Weighted average shares of common stock outstanding	544,438	544,314	544,997	543,874
Effect of dilutive common stock equivalents	743	2,768	701	6,237
Weighted average shares of common stock outstanding and common stock equivalents	545,181	547,082	545,698	550,111
Basic earnings per share	$1.18	$0.47	$3.11	$0.59
Diluted earnings per share	$1.18	$0.47	$3.11	$0.58

The following securities were considered anti-dilutive and therefore were excluded from the denominator in the computation of diluted EPS (shares in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2011	2010	2011	2010
Unexercised stock options	348	3,944	374	3,418
Unexercised restricted stock units	8	—	3	—
Warrants issued to the U.S. Treasury	—	2,768	—	6,225

10.	Capital Adequacy
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of August 31, 2011, the Company and the Bank met all capital adequacy requirements to which they were subject.
Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of August 31, 2011, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.

The following table shows the actual capital amounts and ratios of the Company and the Bank as of August 31, 2011 and November 30, 2010 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
August 31, 2011
Total capital (to risk-weighted assets)
Discover Financial Services	$9,493,172	17.0%	$4,460,846	≥8.0%	$5,576,057	≥10.0%
Discover Bank	$8,562,286	15.6%	$4,398,133	≥8.0%	$5,497,666	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$7,581,177	13.6%	$2,230,423	≥4.0%	$3,345,634	≥6.0%
Discover Bank	$6,659,969	12.1%	$2,199,066	≥4.0%	$3,298,599	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$7,581,177	11.7%	$2,599,434	≥4.0%	$3,249,292	≥5.0%
Discover Bank	$6,659,969	10.4%	$2,560,346	≥4.0%	$3,200,433	≥5.0%
November 30, 2010
Total capital (to risk-weighted assets)
Discover Financial Services	$7,946,619	15.9%	$3,989,689	≥8.0%	$4,987,111	≥10.0%
Discover Bank	$7,817,205	15.9%	$3,923,344	≥8.0%	$4,904,180	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$6,095,000	12.2%	$1,994,844	≥4.0%	$2,992,266	≥6.0%
Discover Bank	$5,975,824	12.2%	$1,961,672	≥4.0%	$2,942,508	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$6,095,000	9.9%	$2,464,324	≥4.0%	$3,080,406	≥5.0%
Discover Bank	$5,975,824	9.8%	$2,431,610	≥4.0%	$3,039,512	≥5.0%

11.	Commitments, Contingencies and Guarantees
Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2021. At August 31, 2011, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in thousands):

Operating Leases
2011	$2,537
2012	10,401
2013	8,614
2014	7,161
2015	6,135
Thereafter	14,458
Total minimum lease payments	$49,306

Unused commitments to extend credit. At August 31, 2011, the Company had unused commitments to extend credit for consumer loans and commercial loans of approximately $164 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other consumer loan products, provided there is no violation of conditions in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.

Commitments to purchase private student loans. Prior to its acquisition by Discover Bank on December 31, 2010, SLC had an agreement with Citibank providing for the origination and servicing of private student loans. Citibank would originate and fund such loans and, after final disbursement, SLC would purchase the loans from Citibank. This agreement between SLC and Citibank was terminated on December 31, 2010, at which time Discover Bank entered into an agreement with Citibank to purchase (i) eligible private student loans originated by Citibank prior to December 31, 2010 and (ii) any private student loans originated by Citibank on or after December 31, 2010 under a new loan origination agreement entered into between Citibank and SLC on December 31, 2010. Discover Bank has agreed to purchase the loans at the funded amount (plus accrued interest and less any capitalized fees for any loans first funded prior to December 31, 2010) and, for any loans first funded by Citibank on December 31, 2010 or later, pay a premium equal to 0.125%. Discover Bank completed the first purchase of loan participations under this agreement on January 3, 2011. The agreement has been amended to extend to December 31, 2012, effective only upon the closing of Discover Bank's purchase of private student loans from Citibank pursuant to an asset purchase agreement dated August 31, 2011. Although the agreement does not set forth a minimum or maximum amount of loans to be purchased, Discover Bank must purchase all eligible loans originated by Citibank, which the Company estimates to be $1.0 billion to $1.5 billion over the life of the agreement, as amended. As of August 31, 2011, Discover Bank had an outstanding commitment to purchase $88.2 million of loans under this agreement.

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

August 31, 2011
Diners Club:
Merchant guarantee (in millions)	$255
PULSE:
ATM guarantee (in thousands)	$1,077

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of August 31, 2011, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of August 31, 2011, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.

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
The table below summarizes certain information regarding merchant chargebacks guarantees:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2011	2010	2011	2010
Losses related to merchant chargebacks (in thousands)	$291	$1,036	$1,625	$2,294
Aggregate sales transaction volume (in millions)(1)	$28,416	$25,990	$81,051	$74,645
 ________________

(1)	Represents period transactions processed on the Discover Network to which a potential liability exists which, in aggregate, can differ from credit card sales volume.
The Company has not recorded any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees on August 31, 2011 and November 30, 2010. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts, and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition (dollars in thousands):

	August 31, 2011	November 30, 2010
Settlement withholdings and escrow deposits	$21,948	$30,483

12.	Litigation
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

In addition, as previously disclosed, the FDIC has been reviewing Discover Bank's marketing practices with respect to its fee-based products, including its payment protection fee product. The FDIC has notified Discover Bank that it plans to take an enforcement action against Discover Bank. Since well before the FDIC's review began, Discover Bank has made changes to both its fee-based products and program, and Discover Bank believes its current practices substantially address the FDIC's concerns.

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
On August 16, 2011, the Attorney General of West Virginia filed a lawsuit against the Company in the Circuit Court of Mason County, West Virginia (West Virginia v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to the Company's marketing and administration of various fee based products under West Virginia law. The relief sought in the lawsuit includes an injunction prohibiting the company from engaging in the alleged violations, restitution and disgorgement of monies received from the complained of practices, civil penalties and costs. The Company will seek to vigorously defend all claims asserted against it.
On August 26, 2011, the Attorney General of Missouri issued a request for information to the Company in connection with an investigation to determine whether the Company has engaged in conduct that violates Missouri law in the marketing of its payment protection fee product to its credit card customers. The Company is cooperating with the Attorney General in the investigation.

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
The following table provides the estimated fair values of financial instruments (dollars in thousands):

	August 31, 2011		November 30, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$3,957,525	$3,957,525	$5,098,733	$5,098,733
Restricted cash	$937,230	$937,230	$1,363,758	$1,363,758
Other short-term investments	$—	$—	$375,000	$375,000
Investment securities:
Available-for-sale	$5,899,080	$5,899,080	$5,002,579	$5,002,579
Held-to-maturity	$53,088	$51,189	$72,816	$70,195
Net loan receivables	$51,809,393	$52,802,885	$45,532,295	$45,835,543
Derivative financial instruments	$60,955	$60,955	$4,995	$4,995
Financial Liabilities
Deposits	$37,586,884	$38,395,963	$34,413,383	$35,500,526
Short-term borrowings	$100,000	$100,000	$—	$—
Long-term borrowings—owed to securitization investors	$15,260,509	$15,698,374	$14,919,400	$15,148,534
Other long-term borrowings	$2,457,691	$2,834,879	$2,786,328	$3,118,967
Derivative financial instruments	$4	$4	$6,594	$6,594

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

Disclosures concerning assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)	Total
Balance at August 31, 2011
Assets
U.S Treasury securities	$2,371,255	$—	$—	$2,371,255
U.S government agency securities	2,669,180	—	—	2,669,180
Credit card asset-backed securities of other issuers	—	356,940	—	356,940
Corporate debt securities	—	501,705	—	501,705
Equity securities	—	—	—	—
Available-for-sale investment securities	$5,040,435	$858,645	$—	$5,899,080
Derivative financial instruments	$—	$60,955	$—	$60,955
Liabilities
Derivative financial instruments	$—	$4	$—	$4
Balance at November 30, 2010
Assets
U.S Treasury securities	$1,574,853	$—	$—	$1,574,853
U.S government agency securities	1,888,701	—	—	1,888,701
Credit card asset-backed securities of other issuers	—	1,031,112	—	1,031,112
Corporate debt securities	—	507,896	—	507,896
Equity securities	—	—	17	17
Available-for-sale investment securities	$3,463,554	$1,539,008	$17	$5,002,579
Derivative financial instruments	$—	$4,995	$—	$4,995
Liabilities
Derivative financial instruments	$—	$6,594	$—	$6,594
________________________

(1)	There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and nine months ended August 31, 2011 and 2010.

At August 31, 2011, amounts reported in credit card asset-backed securities issued by other institutions reflected senior-rated Class A securities having a par value of $302.0 million and more junior-rated Class B and Class C securities with par values of $32.0 million and $22.3 million, respectively. The Class A securities had a weighted-average coupon of 0.67% and a weighted-average remaining maturity of 12.9 months, the Class B, 0.52% and 14.1 months, respectively, and the Class C, 0.63% and 10.6 months, respectively. The assets underlying these securities are predominantly prime general-purpose credit card loan receivables. Amounts reported in corporate debt securities reflected AAA-rated corporate debt obligations issued under the Temporary Liquidity Guarantee Program (“TLGP”) that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with a par value of $495.0 million, a weighted-average coupon of 2.42% and a weighted-average remaining maturity of 8.6 months.

Regarding the corporate debt obligations issued under TLGP, fair values estimates are derived utilizing a spread relative to an underlying benchmark curve which reflects the terms and conditions of specific instruments being valued. Regarding credit card asset-backed securities, the expected cash flow models used to derive fair value estimates utilize observable market data to the extent available and other valuation inputs such as benchmark yields, reported trades, broker quotes, issuer spreads, bids and offers, the priority of which may vary based on availability of information.

The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis. Net transfers into and/or out of Level 3 are presented using beginning of the period fair values excluding purchases and other settlements. There were no Level 3 assets or liabilities measured at fair value on a recurring basis at any point during the quarter ended August 31, 2011.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in thousands)

For the Nine Months Ended August 31, 2011	Balance at November 30, 2010	Total Realized and Unrealized Gains (Losses)	Sales	Net Transfers Into and/ or Out of Level 3	Balance at August 31, 2011	Change in unrealized gains (losses) related to financial instruments held at August 31, 2011
Assets
Equity securities	17	144	(161)	—	—	—
Available-for-sale investment securities	$17	$144	$(161)	$—	$—	—

For the Three Months Ended August 31, 2010	Balance at May 31, 2010	Total Realized and Unrealized Gains (Losses)		Sales	Net Transfers Into and/ or Out of Level 3	Balance at August 31, 2010	Change in unrealized gains (losses) related to financial instruments held at August 31, 2010
Assets
Asset-backed commercial paper notes	63,732	7,161	(1)	(70,893)	—	—	—
Equity securities	17	—		—	—	17	—
Available-for-sale investment securities	$63,749	$7,161		$(70,893)	$—	$17	—

For the Nine Months Ended August 31, 2010	Balance at November 30, 2009	Derecognition of assets upon adoption of Statement No. 167	Total Realized and Unrealized Gains (Losses)	Sales	Net Transfers Into and/ or Out of Level 3	Balance at August 31, 2010	Change in unrealized gains (losses) related to financial instruments held at August 31, 2010
Assets
Certificated retained interest in DCENT	$2,204,969	$(2,204,969)	$—	$—	$—	$—	$—
Credit card asset-backed securities of other issuers	381,705	—	—	—	(381,705)	—	—
Asset-backed commercial paper notes	58,792	—	12,101 (1)	(70,893)	—	—	—
Equity securities	—	—	—	—	17	17	—
Available-for-sale investment securities	$2,645,466	$(2,204,969)	$12,101	$(70,893)	$(381,688)	$17	—
Cash collateral accounts	$822,585	$(822,585)	$—	$—	$—	$—	$—
Interest-only strip receivable	117,579	(117,579)	—	—	—	—	—
Amounts due from asset securitization	$940,164	$(940,164)	$—	$—	$—	$—	$—
_____________

(1)	Reflects unrealized pretax gains recorded in other comprehensive income in the condensed consolidated statement of financial condition.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three and nine months ended August 31, 2011 and 2010, the Company had no impairments related to these assets.
As of August 31, 2011, the Company had not made any fair value elections with respect to any of its eligible assets and liabilities as permitted under ASC 825-10-25.

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

The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at August 31, 2011 will be reclassified to interest income as interest payments are received on certain of the Company's floating rate credit card loan receivables. During the next 12 months, the Company estimates it will reclassify to earnings $7.7 million of pretax gains related to its derivatives designated as cash flow hedges.

Fair Value Hedges. The Company is exposed to changes in fair value of certain of its fixed rate debt obligations due to changes in interest rates. During the three and nine months ended August 31, 2011, the Company used interest rate swaps to manage its exposure to changes in fair value of certain fixed rate senior notes and interest-bearing brokered deposits attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. The interest rate swaps involve the receipt of fixed rate amounts from the respective counterparties in exchange for the Company making payments of variable rate amounts over the life of the agreements without exchange of the underlying notional amounts. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged fixed rate senior notes and interest-bearing brokered deposits relating to the risk being hedged were recorded in interest expense and provided substantial offset to one another. Ineffectiveness related to these fair value hedges was recorded in interest expense. Any basis differences between the fair value and the carrying amount of the hedged fixed rate senior notes and interest-bearing brokered deposits at the inception of the hedging relationship is amortized and recorded in interest expense.

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

The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the statement of financial condition each is reported as of August 31, 2011 and November 30, 2010. See Note 13: Fair Value Disclosures for a description of the valuation methodologies of derivatives. (Dollars in thousands, except notional amounts):

	August 31, 2011				November 30, 2010
			Balance Sheet Location			Balance Sheet Location
	Notional Amount	Number of Transactions	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps—Cash Flow hedge	$2,000,000	8	$16,721	$—	$2,000,000	$4,989	$—
Interest rate swaps—Fair Value hedge	$1,543,905	64	$38,998	$4	$400,000	$—	$6,587
Derivatives not designated as hedges:
Foreign exchange forward contracts(1)	$8,471	2	$38	$—	$7,800	$6	$7
Interest rate swap	$1,367,809	1	$5,198	$—	$—	$—	$—
 ______________

(1)	The foreign exchange forward contracts have notional amounts of EUR 4 million and GBP 1.7 million as of August 31, 2011 and November 30, 2010.

The following table summarizes the impact of the derivative instruments on income, and indicates where within the condensed consolidated statements of income such impact is reported for the three and nine months ended August 31, 2011 and 2010 (dollars in thousands):

		For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	Location	2011	2010	2011	2010
Derivatives designated as hedges:
Interest Rate Swaps—Cash Flow Hedges:
Gain (loss) recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$13,113	$251	$11,711	$251
Total gains (losses) recognized in other comprehensive income		$13,113	$251	$11,711	$251
Amount reclassified from other comprehensive income into income	Interest Income	$1,892	$442	$5,636	$442
Interest Rate Swaps—Fair Value Hedges:
Interest expense—ineffectiveness		34,715	—	38,924	—
Interest expense—other		4,087	—	8,090	(26)
Gain (loss) on interest rate swaps	Interest Expense	38,802	—	47,014	(26)
Interest expense—ineffectiveness		(32,575)	—	(34,064)	—
Interest expense—other		(1,608)	—	(4,853)	70
Gain (loss) on hedged Item	Interest Expense	(34,183)	—	(38,917)	70
Total gains (losses) recognized in income		$6,511	$442	$13,733	$486
Derivatives not designated as hedges:
Gain (loss) on forward contracts	Other Income	$30	$(301)	$(703)	$458
Gain (loss) on interest rate swaps	Other Income	(2,037)	—	(7,518)	6
Total gains (losses) on derivatives not designated as hedges recognized in income		$(2,007)	$(301)	$(8,221)	$464

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

As of August 31, 2011, the Company had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At August 31, 2011, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced to below investment grade, the Company would be required to post collateral, which would have been $53 million as of August 31, 2011.

As of August 31, 2011, the Company had interest rate swaps in a net asset position with all of its counterparties, inclusive of accrued interest. If the Company had breached any provisions of the derivative agreements, there would have been no obligation to settle termination values since none of the derivative agreements were in net liability positions as of August 31, 2011.

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

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.

•	Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the operating segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data for the three and nine months ended August 31, 2011 and 2010 (dollars in thousands):

For the Three Months Ended	Direct Banking	Payment Services	Total
August 31, 2011
Interest income
Credit card	$1,423,496	$—	$1,423,496
Private student loans	84,318	—	84,318
Personal loans	70,052	—	70,052
Other	21,209	17	21,226
Total interest income	1,599,075	17	1,599,092
Interest expense	362,017	36	362,053
Net interest income (expense)	1,237,058	(19)	1,237,039
Provision for loan losses	99,514	—	99,514
Other income	481,134	70,829	551,963
Other expense	609,202	33,205	642,407
Income before income tax expense	$1,009,476	$37,605	$1,047,081
August 31, 2010
Interest income
Credit card	$1,455,907	$—	$1,455,907
Private student loans	12,266	—	12,266
Personal loans	47,105	—	47,105
Other	20,656	5	20,661
Total interest income	1,535,934	5	1,535,939
Interest expense	389,059	78	389,137
Net interest income (expense)	1,146,875	(73)	1,146,802
Provision for loan losses	712,565	—	712,565
Other income	495,771	68,373	564,144
Other expense	534,782	31,456	566,238
Income before income tax expense	$395,299	$36,844	$432,143

For the Nine Months Ended	Direct Banking	Payment Services	Total
August 31, 2011
Interest income
Credit card	$4,243,803	$—	$4,243,803
Private student loans	229,933	—	229,933
Personal loans	189,525	—	189,525
Other	62,044	29	62,073
Total interest income	4,725,305	29	4,725,334
Interest expense	1,124,597	163	1,124,760
Net interest income (expense)	3,600,708	(134)	3,600,574
Provision for loan losses	692,763	—	692,763
Other income	1,436,764	221,667	1,658,431
Other expense	1,774,915	97,784	1,872,699
Income before income tax expense	$2,569,794	$123,749	$2,693,543
August 31, 2010
Interest income
Credit card	$4,423,654	$—	$4,423,654
Private student loans	33,025	—	33,025
Personal loans	129,832	—	129,832
Other	60,345	15	60,360
Total interest income	4,646,856	15	4,646,871
Interest expense	1,207,322	160	1,207,482
Net interest income (expense)	3,439,534	(145)	3,439,389
Provision for loan losses	2,824,035	—	2,824,035
Other income	1,423,823	199,041	1,622,864
Other expense	1,465,749	88,841	1,554,590
Income (loss) before income tax expense	$573,573	$110,055	$683,628

16.	Subsequent Events
Long-term Borrowings. On September 20, 2011, DCENT, one of the Company's securitization trusts, issued $800 million of credit card asset-backed securities in a registered public offering at an interest rate of one-month LIBOR plus 21 basis points and with a maturity of three years.
Cash Dividend. On September 14, 2011, the Company announced a cash dividend of $0.06 per share, payable on October 20, 2011, to stockholders of record at the close of business on October 6, 2011.

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

The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt, and investor sentiment; the impact of current, pending and future legislation, regulation and regulatory and legal actions, including new laws and rules and rules related to financial regulatory reform, new laws and rules limiting or modifying certain credit card practices, new laws and rules affecting securitizations, funding and liquidity, and bank holding company regulations and supervisory guidance on our ability to execute our business strategies; the actions and initiatives of current and potential competitors; our ability to manage our expenses; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants; our ability to sustain and grow our private student loan business; our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; restrictions on our operations resulting from financing transactions; our ability to increase or sustain Discover card usage or attract new customers; our ability to attract new merchants and maintain relationships with current merchants; the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events; fraudulent activities or material security breaches of key systems; our ability to introduce new products and services; our ability to sustain our investment in new technology and manage our relationships with third-party vendors; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; difficulty obtaining regulatory approval for, financing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of or investments in businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities. Our pending acquisition of the mortgage origination business of Tree.com, Inc. is subject to closing conditions including regulatory approvals. Our pending acquisition of private student loans from Citibank, N.A. is subject to customary closing conditions. For additional information on these pending acquisitions, see our current reports on Form 8-K filed with the SEC on May 12, 2011 and September 1, 2011.

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

Third Quarter 2011 Highlights

•	Net income was $649 million in the third quarter 2011 as compared to $261 million in the third quarter 2010.

•	Discover card sales volume showed strong year-over-year growth of 9% with $26.3 billion in volume in the quarter.

•
Credit card loans increased $930 million, or 2%, as compared to the third quarter of 2010 and grew $1.2 billion, or 3%, from second quarter 2011. Total loans increased 8% from the prior year to $54.1 billion.

•
Credit performance continued to improve in the third quarter of 2011. The delinquency rate for credit card loans over 30 days past due at August 31, 2011 was 2.43% compared to 2.79% at May 31, 2011. Our credit card net charge-off rate declined to 3.85% for the quarter as compared to 5.01% for the second quarter 2011. Additionally, we had a $359 million reduction of our allowance for loan losses during the third quarter of 2011.

•
Payment Services continues to grow profitably with pretax income of $38 million in the quarter. Transaction volume for the segment was $45 billion in the quarter, an increase of 15% from the same period in the prior year.

•
We agreed to acquire approximately $2.5 billion of private student loans from Citibank, N.A. ("Citi") for a purchase price equal to 99% of the outstanding aggregate principal and accrued interest balance of the purchased loans through the closing date. The acquisition is expected to close on or around September 30, 2011, subject to customary closing conditions.

•	We repurchased 8.4 million shares of our common stock in the third quarter for approximately $198 million through our share repurchase program.

Recent Developments

•
We issued $800 million of credit card asset-backed securities in a registered public offering on September 20, 2011 at an interest rate of one-month LIBOR plus 21 basis points and with a maturity of three years.

Outlook
Credit performance continued to improve in the third quarter as shown by the decline in the delinquency rate of loans 30 or more days past due. We expect our delinquency rates through the end of 2011 to remain lower compared to 2010 levels, which should result in continued lower principal and interest charge-offs. As we approach cyclical lows in delinquency and net charge-off rates, we expect the level of reserve releases to decline. As our loan portfolio continues to grow, we may need to build loan loss reserves in 2012.

The implementation of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) has had and will continue to have an unfavorable impact on the yield of our loan portfolio. We anticipate further yield compression in the fourth quarter due to increased promotional offer balances in the third quarter and continued growth in lower-rate student and personal loans, partially offset by ongoing improvement in credit and reduced funding costs. Net interest margin is expected to decrease slightly in the fourth quarter of 2011 as we plan to close on the previously announced acquisition of $2.5 billion in additional private student loans.

Our funding plan contemplates accessing all of our current funding channels. We expect to issue additional credit card asset-backed securities when we believe market conditions are favorable. We intend to maintain a strong capital level while investing for future growth, and returning capital to shareholders through dividends and our share repurchase program.

Investments in marketing and advertising during 2011 are expected to lead to an increase in Discover card sales volume during the fourth quarter of 2011. We will continue to emphasize marketing, rewards programs, and merchant acceptance to strengthen our brand. Additionally, we continue to pursue opportunities to strengthen our core business. We expect our marketing efforts, increased sales volume, and positive credit performance trends to contribute to modest year over year growth in credit card receivables in the fourth quarter of 2011.

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
On September 13, 2011, the FDIC approved a final rule pursuant to Section 165(d) of the Reform Act which requires bank holding companies with $50 billion or more in consolidated assets (which would include us) and certain other financial companies to submit a resolution plan (or so-called “living will”) to the FDIC, the Federal Reserve Board, and the Financial Stability Oversight Council for their rapid and orderly liquidation in the event of material financial distress or failure. On the same date, the FDIC issued an interim final rule requiring insured depository institutions with assets of $50 billion or more (which would include Discover Bank) to submit a contingent plan to the FDIC for their resolution in the event of failure. These rules are meant to be complementary and use the same staggered submission schedule. Under the rules, the initial resolution plans for us and Discover Bank are required to be submitted on or before December 31, 2013. Thereafter, we and Discover Bank are required to update such plans annually and, in certain circumstances, more frequently.
The Reform Act also provides for restrictions on and additional disclosure of executive compensation, additional corporate governance requirements and far more stringent requirements with respect to affiliate transactions and mergers and acquisitions. The Reform Act also grants broad new powers to the government to seize and conduct an orderly liquidation of failing systemically-important financial firms, including bank holding companies and other nonbank financial companies, and to recover the costs of such liquidations through assessments on large financial firms.
Effective July 2011, the Reform Act requires a bank holding company that elects treatment as a financial holding company, such as Discover, to be both well-capitalized and well-managed in addition to the existing requirement that a financial holding company's subsidiary banks be well-capitalized and well-managed. If we were to fail to meet requirements to be a financial holding company, we could be restricted from engaging in new financial activities or acquisitions or be required to discontinue or divest existing activities that are not generally permissible for bank holding companies.

The Reform Act established the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services provided by certain financial services providers, including Discover. On July 21, 2011, many consumer financial protection functions formerly assigned to the federal banking and other agencies transferred to the CFPB. The CFPB is authorized to prevent “unfair, deceptive or abusive practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Reform Act and other federal consumer financial services laws (including the CARD Act), as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. State officials are authorized to enforce consumer protection rules issued by the CFPB and other requirements of the Reform Act. Prior to the confirmation of a CFPB Director by the U.S. Senate, there are limitations on the CFPB's authority, including its ability to promulgate regulations. However, the CFPB is already engaged in consumer education activities and has established an online process to collect consumer complaints about credit cards.

In addition, the Reform Act requires that interchange fees received or charged by payment card issuers on debit card and certain prepaid transactions be “reasonable” and “proportional” to the issuer's cost in connection with such transactions. It also prohibits debit and prepaid card networks and issuers from requiring debit and prepaid card transactions to be processed solely on a single payment network, or two or more affiliated payment networks. In addition, provisions of the Reform Act prohibit credit/debit network rules that restrict merchants from offering discounts to customers in order to encourage them to use a particular form of payment, or from setting minimum transaction amounts of $10.00 or less for use of credit cards, as long as such merchant practices do not differentiate on the basis of the issuer or network. The Federal Reserve issued final implementing regulations with respect to the interchange fee and routing provisions on June 29, 2011, some of which become effective on October 1, 2011. Discover Network and PULSE are reviewing and modifying operating rules and interchange fee schedules to ensure consistency with the Reform Act and Federal Reserve implementing regulations. The ultimate impact of these laws and regulations will depend upon the actions of our competitors and the behavior of other marketplace participants. It is uncertain how PULSE's business practices, network transaction volume, revenue, and prospects for future growth, as well as the debit card market as a whole, may be impacted.
The Reform Act also imposes a number of significant changes relating to the asset-backed securities and structured finance markets, which may impact our ability and/or desire to utilize those markets to meet funding and liquidity needs. For more information regarding these and other changes related to asset-backed securities, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments - Asset-Backed Securities Regulations” in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 and "Liquidity and Capital Resources - Funding Sources - Credit Card Securitization Financing" in this report.
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
In June 2011, the bank regulatory agencies released proposals related to stress testing and capital planning that would apply to Discover. On June 9, 2011, the agencies jointly issued proposed guidance on stress testing that outlines principles for a satisfactory stress testing framework and describes the manner in which stress testing should be employed as an integral component of risk management and capital and liquidity planning. In addition, on June 10, 2011, the Federal Reserve issued a proposed rule that would require us to submit an annual capital plan for review and to provide prior notice to the Federal Reserve under certain circumstances before making a capital distribution (including a dividend payment or share repurchase). The proposed rule includes a list of mandatory elements the capital plan will be required to contain, a list of factors the Federal Reserve will consider in reviewing the capital plan and a description of actions to be taken by the Federal Reserve in response to submission of the capital plan.
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
The following table presents segment data (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2011	2010	2011	2010
Direct Banking
Interest income
Credit card	1,423,496	1,455,907	4,243,803	4,423,654
Private student loans	84,318	12,266	229,933	33,025
Personal loans	70,052	47,105	189,525	129,832
Other	21,209	20,656	62,044	60,345
Total interest income	1,599,075	1,535,934	4,725,305	4,646,856
Interest expense	362,017	389,059	1,124,597	1,207,322
Net interest income	1,237,058	1,146,875	3,600,708	3,439,534
Provision for loan losses	99,514	712,565	692,763	2,824,035
Other income	481,134	495,771	1,436,764	1,423,823
Other expense	609,202	534,782	1,774,915	1,465,749
Income before income tax expense	1,009,476	395,299	2,569,794	573,573
Payment Services
Interest income	17	5	29	15
Interest expense	36	78	163	160
Net interest expense	(19)	(73)	(134)	(145)
Provision for loan losses	—	—	—	—
Other income	70,829	68,373	221,667	199,041
Other expense	33,205	31,456	97,784	88,841
Income before income tax expense	37,605	36,844	123,749	110,055
Total income before income tax expense	$1,047,081	$432,143	$2,693,543	$683,628

The following table presents information on transaction volume (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2011	2010	2011	2010
Network Transaction Volume
PULSE Network	$35,109,450	$30,581,850	$106,208,008	$86,845,109
Third-Party Issuers	1,983,863	1,793,785	5,593,364	5,034,051
Diners Club	7,659,166	6,542,418	22,036,529	19,805,455
Total Payment Services	44,752,479	38,918,053	133,837,901	111,684,615
Discover Network—Proprietary (1)	27,133,026	24,880,163	77,601,894	71,684,416
Total Volume	$71,885,505	$63,798,216	$211,439,795	$183,369,031
Transactions Processed on Networks
Discover Network	451,041	418,423	1,282,783	1,192,556
PULSE Network	949,965	882,172	2,885,239	2,407,359
Total	1,401,006	1,300,595	4,168,022	3,599,915
Credit Card Volume
Discover Card Volume (2)	$28,455,156	$25,552,568	$81,141,781	$73,644,406
Discover Card Sales Volume (3)	$26,270,622	$23,992,715	$75,104,974	$69,251,162
 ____________

(1)	Represents gross proprietary sales volume on the Discover Network.

(2)	Represents Discover card activity related to net sales, balance transfers, cash advances and fee-based products.

(3)	Represents Discover card activity related to net sales.

Direct Banking

Our Direct Banking segment reported pretax income of $1.0 billion and $2.6 billion for the three and nine months ended August 31, 2011, respectively, as compared to pretax income of $395 million and $574 million for the three and nine months ended August 31, 2010, respectively.

Loan receivables totaled $54.1 billion at August 31, 2011, which was up from $48.8 billion at November 30, 2010. This was primarily driven by the increase in private student loans due to the acquisition of The Student Loan Corporation ("SLC") (see Note 2: Business Combinations to our condensed consolidated financial statements) as well as an increase in credit card promotional offer balances. Credit card loan receivables were $46.2 billion at August 31, 2011, which was up from $45.2 billion at November 30, 2010. Discover card sales volume was $26.3 billion and $75.1 billion for the three and nine months ended August 31, 2011, respectively, an increase of 9% and 8% as compared to the same periods in the prior year. This increase is driven by growth in spending from both new and existing customers, along with increased gas prices.

Net interest income improved in the three and nine months ended August 31, 2011 as compared to the three and nine months ended August 31, 2010 due to an increase in total loan receivables and lower funding-related costs. This was partially offset by a decline in yield. For a more detailed discussion on net interest income, see “-Net Interest Income.”

At August 31, 2011, our delinquency rate for credit card loans over 30 days past due was 2.43% as compared to 4.06% at November 30, 2010, reflective of continued improvement in credit performance. For the three and nine months ended August 31, 2011, our net charge-off rate on credit cards declined to 3.85% and 4.93%, respectively, as compared to 7.73% and 8.44% for the three and nine months ended August 31, 2010. A reduction in the loan loss reserve rate and a decline in the level of net charge-offs led to a decline in the provision for loan losses for the three and nine months ended August 31, 2011 as compared to the same period in 2010. For a more detailed discussion on provision for loan losses, see “-Loan Quality-Provision and Allowance for Loan Losses.”

Other income decreased for the three months ended August 31, 2011, as compared to the same period in 2010. This decrease is primarily attributable to the inclusion of a gain of $19.6 million related to the liquidation of the collateral supporting our investment in the asset-backed commercial paper notes of Golden Key U.S. LLC ("Golden Key") during 2010. There was also a decrease in loan fee income due to lower late fee income, partially offset by lower related charge-offs. These declines were offset by an increase in discount and interchange revenue. The increase in discount and interchange revenue was driven by higher sales volume, partially offset by an increase in Cashback Bonus rewards earned by our customers. In addition, other income for the three months ended August 31, 2011 benefited from the inclusion of income from the transition service agreement related to SLC, which was acquired in the first quarter of 2011.

Total other income increased for the nine months ended August 31, 2011 as compared to the same period in 2010, primarily due to the inclusion of income from the transition service agreement, as well as the purchase gain of approximately $16 million related to the acquisition of SLC in first quarter 2011 (see Note 2: Business Combinations to our condensed consolidated financial statements). Furthermore, there was an increase in income from the sale of fee products. These increases were partially offset by declines in loan fee income and losses on investments. Loan fee income declined due to the implementation of the provisions of the CARD Act which resulted in lower late fees and the discontinuance of overlimit fees on consumer credit card loans. Gain on investments declined for nine months ended August 31, 2011 as compared to the same period in 2010 due to the inclusion of a gain of $19.6 million related to the liquidation of the collateral supporting our Golden Key investment during 2010. There was not a similar benefit recognized in 2011.

    Total other expenses increased for the three months ended August 31, 2011 as compared to the same period in 2010 due to various factors including higher compensation expense. Professional fees increased due to higher costs related to key technology and growth initiatives, costs relating to the SLC acquisition, and an increase in costs related to recovering charged-off accounts. Other expense increased for the three months ended August 31, 2011 as compared to the same period in 2010 due to a number of factors. There were higher expenses relating to incentive payments to increase global acceptance for the Discover Network. Furthermore, other expense increased due to higher fraud costs as well as expenses related to SLC.

Total other expense increased for the nine months ended August 31, 2011 as compared to the same period in 2010 primarily due to higher compensation expenses, and higher marketing and business development costs due to an increase in investments in new account acquisitions. Professional fees also increased due to higher costs related to key technology and growth initiatives, costs relating to the SLC acquisition, as well as an increase in costs related to recovering charged-off accounts. Furthermore, other expense also increased due to an increase in fraud related costs and an increase in legal reserves related to pending litigation. For the nine months ended August 31, 2010, other expense benefited from a $29 million expense reversal related to the payment to Morgan Stanley under an amendment to the special dividend agreement that occurred in the first quarter of 2010. There was not a similar benefit recognized in 2011.
Payment Services

Our Payment Services segment reported pretax income of $38 million and $124 million for the three and nine months ended August 31, 2011, respectively, up $1 million and $14 million, as compared to the three and nine months ended August 31, 2010, respectively. Revenues increased during both periods as a result of higher volumes and margins from transactions on the PULSE network. Expenses increased for both periods due to higher investments related to enhancing infrastructure.

Transaction dollar volume increased $6 million and $22 million for the three and nine months ended August 31, 2011, respectively, as compared to the three and nine months ended August 31, 2010, primarily driven by increased PULSE volume. The number of transactions on the PULSE network increased by 8% and 20% for the three and nine months ended August 31, 2011, respectively, as compared to the same periods in 2010.

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

In the first quarter 2011, we determined the estimates related to our accounting for purchased credit-impaired ("PCI") loans acquired from SLC to be critical accounting estimates. The estimate of expected future cash flows on PCI loans determines the amount of yield we can recognize in future periods and impacts whether a loan loss reserve must be established for these loans. We reevaluate the amount and timing of expected cash flows quarterly. Because estimates of expected future cash flows on PCI loans involve assumptions and significant judgment, it is reasonably possible that others could derive different estimates than ours for the same periods. In addition, changes in estimates from one period to the next can have a significant impact on our consolidated financial condition and results of operations. A decrease in expected cash flows involving an increase in estimated credit losses would result in an immediate charge to earnings for the recognition of a loan loss provision. Increases or decreases in expected cash flows related solely to changes in estimated prepayments or to changes in variable interest rate indices would result in prospective yield adjustments over the remaining life of the loans. An increase in expected cash flows due to a reduction in expected credit losses would result first in the reversal of any previously established loan loss reserve on PCI loans through an immediate credit to earnings and then, if needed, a prospective adjustment to yield over the remaining life of the loans. The accounting and estimates used in our calculations are discussed further in Note 4: Loan Receivables to our condensed consolidated financial statements.

Earnings Summary
The following table outlines changes in our condensed consolidated statements of income for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2011 vs. 2010 increase (decrease)		For the Nine Months Ended August 31,		2011 vs. 2010 increase (decrease)
	2011	2010	$	%	2011	2010
Interest income	$1,599,092	$1,535,939	$63,153	4%	$4,725,334	$4,646,871	$78,463	2%
Interest expense	362,053	389,137	(27,084)	(7)%	1,124,760	1,207,482	(82,722)	(7)%
Net interest income	1,237,039	1,146,802	90,237	8%	3,600,574	3,439,389	161,185	5%
Provision for loan losses	99,514	712,565	(613,051)	(86)%	692,763	2,824,035	(2,131,272)	(76)%
Net interest income after provision for loan losses	1,137,525	434,237	703,288	162%	2,907,811	615,354	2,292,457	NM
Other income	551,963	564,144	(12,181)	(2)%	1,658,431	1,622,864	35,567	2%
Other expense	642,407	566,238	76,169	14%	1,872,699	1,554,590	318,109	21%
Income (loss) before income tax expense	1,047,081	432,143	614,938	142%	2,693,543	683,628	2,009,915	NM
Income tax expense	398,263	171,526	226,737	132%	979,414	268,482	710,932	NM
Net income	$648,818	$260,617	$388,201	149%	$1,714,129	$415,146	$1,298,983	NM

Net Interest Income
The tables that follow this section have been provided to supplement the discussion below and provide further analysis of net interest income, net interest margin and the impact of rate and volume changes on net interest income. Net interest income represents the difference between interest income earned on our interest-earning assets and the interest expense incurred to finance those assets. We analyze net interest income in total by calculating net interest margin (interest income, net of interest expense, as a percentage of average total loan receivables) and net yield on interest-bearing assets (net interest income as a percentage of average total interest-earning assets). We also separately consider the impact of the level of loan receivables and the related interest yield and the impact of the cost of funds related to each of our funding sources, along with the income generated by our liquidity investment portfolio, on net interest income.

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

Net interest income improved in the three and nine months ended August 31, 2011 as compared to the three and nine months ended August 31, 2010 due to an increase in loan receivables and lower funding related costs. This was partially offset by a decline in yield. This, along with other factors affecting net interest income, is discussed in further detail below.

Interest income on loan receivables increased during both the three and nine months ended August 31, 2011 as compared to the same periods in 2010, as an increase in interest income from other consumer loans was partially offset by a decline in interest income from credit card loans. The increase in interest income from other consumer loans for both the three and nine months ended August 31, 2011 as compared to the same periods in 2010 is primarily attributable to the acquisition of SLC during the first quarter of 2011, as well as growth in personal loans. For the three months ended August 31, 2011, the decline in interest income from credit card loans was primarily due to a decline in yield caused by an increase in promotional rate balances and an increase in customers who pay their balances in full, partially offset by lower interest charge-offs. Furthermore, the decline in yield was also impacted by the CARD Act that was implemented in 2010, which led to restrictions on imposing default interest rates on existing balances. For the three months ended August 31, 2011, these declines were partially offset by higher income relating to higher average levels of credit card loan receivables. However, for the nine months ended August 31, 2011, the average level of credit card loan receivables declined, causing a further decrease in interest income from credit card receivables for the period.

Interest expense declined in the three and nine months ended August 31, 2011 as compared to the same periods in 2010. This was primarily due to a decline in interest expense related to maturities of deposits bearing higher interest rates. This was partially offset by an increase in interest expense on securitized borrowings, primarily due to the acquisition of three SLC securitization trusts in the first quarter of 2011. Although interest expense on securitized borrowings increased, the average level of securitized borrowings decreased for the nine months ended August 31, 2011 as compared to the same periods in 2010. This is primarily because a substantial portion of the securitized borrowings that matured in 2010 had been issued at lower interest rates than the issuances that have not yet matured.

Interest income on other interest-earning assets, which largely relates to investment income on our liquidity investment portfolio, increased primarily due to a shift in the mix of our liquidity investment portfolio in the fourth quarter of 2010 from cash and cash equivalents to investments in securities of the U.S Treasury and U.S. government agencies, which typically have a higher yield than cash.

Average Balance Sheet Analysis

	For the Three Months Ended August 31,
	2011			2010
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$3,453,928	0.25%	$2,160	$8,352,952	0.25%	$5,326
Restricted cash	1,184,566	0.11%	336	1,062,261	0.20%	533
Other short-term investments	—	—%	—	375,000	1.07%	1,011
Investment securities	5,814,467	1.07%	15,676	1,196,306	1.85%	5,574
Loan receivables(1):
Credit card(2)	45,343,304	12.46%	1,423,496	44,905,220	12.86%	1,455,907
Personal loans	2,321,496	11.97%	70,052	1,639,319	11.40%	47,105
Federal student loans(3)	747,719	1.57%	2,957	2,253,184	1.38%	7,832
Private student loans	4,588,400	7.29%	84,318	838,237	5.81%	12,266
Other	12,140	3.13%	97	51,340	2.98%	385
Total loan receivables	53,013,059	11.83%	1,580,920	49,687,300	12.16%	1,523,495
Total interest-earning assets	63,466,020	10.00%	1,599,092	60,673,819	10.04%	1,535,939
Allowance for loan losses	(2,490,577)			(3,856,016)
Other assets	3,796,491			3,973,848
Total assets	$64,771,934			$60,791,651
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(4)	$24,829,744	3.30%	206,645	$26,985,136	3.70%	251,524
Money market deposits	4,676,243	1.38%	16,284	3,936,681	1.52%	15,105
Other interest-bearing deposits	6,432,652	1.16%	18,790	3,485,724	1.42%	12,508
Total interest-bearing deposits(5)	35,938,639	2.67%	241,719	34,407,541	3.22%	279,137
Borrowings:
Short-term borrowings	167,804	0.08%	33	—	—	—
Securitized borrowings	15,624,848	2.05%	80,573	14,964,828	1.77%	66,677
Other long-term borrowings(4)	2,449,670	6.43%	39,728	2,884,933	5.96%	43,323
Total borrowings	18,242,322	2.62%	120,334	17,849,761	2.44%	110,000
Total interest-bearing liabilities	54,180,961	2.65%	362,053	52,257,302	2.95%	389,137
Other liabilities and stockholders’ equity	10,590,973			8,534,349
Total liabilities and stockholders’ equity	$64,771,934			$60,791,651
Net interest income			$1,237,039			$1,146,802
Net interest margin(6)		9.26%			9.16%
Net yield on interest-bearing assets(7)		7.73%			7.50%
Interest rate spread(8)		7.35%			7.09%

	For the Nine Months Ended August 31,
	2011			2010
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$3,885,023	0.24%	$7,143	$10,528,297	0.25%	$20,018
Restricted cash	1,365,770	0.14%	1,452	2,401,644	0.15%	2,646
Other short-term investments	203,832	1.07%	1,639	189,234	0.90%	1,437
Investment securities	5,469,488	1.04%	42,535	910,722	2.34%	15,966
Loan receivables(1):
Credit card(2)	45,021,656	12.56%	4,243,803	45,931,331	12.83%	4,423,654
Personal loans	2,127,084	11.87%	189,525	1,526,095	11.33%	129,831
Federal student loans(3)	761,580	1.58%	9,019	2,044,432	1.20%	18,462
Private student loans	4,156,790	7.37%	229,933	781,773	5.63%	33,026
Other	13,169	2.88%	285	61,488	3.97%	1,831
Total loan receivables	52,080,279	11.95%	4,672,565	50,345,119	12.19%	4,606,804
Total interest-earning assets	63,004,392	9.99%	4,725,334	64,375,016	9.62%	4,646,871
Allowance for loan losses	(2,863,500)			(3,967,079)
Other assets	3,781,777			4,004,750
Total assets	$63,922,669			$64,412,687
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(4)	$25,102,544	3.46%	651,594	$27,637,969	3.90%	808,646
Money market deposits	4,511,303	1.40%	47,490	4,359,380	1.40%	45,715
Other interest-bearing deposits	5,576,319	1.21%	50,500	2,593,249	1.47%	28,560
Total interest-bearing deposits(5)	35,190,166	2.84%	749,584	34,590,598	3.40%	882,921
Borrowings:
Short-term borrowings	125,590	0.12%	116	—	—	—
Securitized borrowings	16,142,231	2.09%	253,297	17,872,540	1.55%	207,580
Other long-term borrowings(4)	2,472,765	6.56%	121,763	2,705,586	5.76%	116,981
Total borrowings	18,740,586	2.67%	375,176	20,578,126	2.10%	324,561
Total interest-bearing liabilities	53,930,752	2.78%	1,124,760	55,168,724	2.92%	1,207,482
Other liabilities and stockholders’ equity	9,991,917			9,243,963
Total liabilities and stockholders’ equity	$63,922,669			$64,412,687
Net interest income			$3,600,574			$3,439,389
Net interest margin(6)		9.21%			9.10%
Net yield on interest-bearing assets(7)		7.61%			7.12%
Interest rate spread(8)		7.21%			6.70%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $60.8 million and $170.1 million of amortization of balance transfer fees for the three and nine months ended August 31, 2011, respectively. Interest income on credit card loans includes $41.0 million and $124.2 million of amortization of balance transfer fees for the three and nine months ended August 31, 2010, respectively.

(3)	Includes federal student loans held for sale.

(4)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(5)	Includes the impact of FDIC insurance premiums and special assessments.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended August 31, 2011 vs. August 31, 2010			For the Nine Months Ended August 31, 2011 vs. August 31, 2010
	Volume	Rate	Total	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$(3,066)	$(100)	$(3,166)	$(12,235)	$(640)	$(12,875)
Restricted cash	343	(539)	(196)	(1,105)	(88)	(1,193)
Other short-term investments	(505)	(506)	(1,011)	115	87	202
Investment securities	25,910	(15,808)	10,102	45,211	(18,642)	26,569
Loan receivables:
Credit card	78,559	(110,970)	(32,411)	(86,712)	(93,139)	(179,851)
Personal loans	20,479	2,468	22,947	53,288	6,405	59,693
Federal student loans	(11,144)	6,269	(4,875)	(16,550)	7,108	(9,442)
Private student loans	68,155	3,897	72,052	183,740	13,167	196,907
Other	(419)	130	(289)	(1,145)	(401)	(1,546)
Total loan receivables	155,630	(98,206)	57,424	132,621	(66,860)	65,761
Total interest income	178,312	(115,159)	63,153	164,607	(86,143)	78,464
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	(19,171)	(25,708)	(44,879)	(70,429)	(86,623)	(157,052)
Money market deposits	8,216	(7,037)	1,179	1,599	176	1,775
Other interest-bearing deposits	20,278	(13,996)	6,282	30,716	(8,775)	21,941
Total interest-bearing deposits	9,323	(46,741)	(37,418)	(38,114)	(95,222)	(133,336)
Borrowings:
Short-term borrowings	33	—	33	116	—	116
Securitized borrowings	3,042	10,854	13,896	(32,085)	77,802	45,717
Other long-term borrowings	(20,315)	16,720	(3,595)	(14,730)	19,512	4,782
Total borrowings	(17,240)	27,574	10,334	(46,699)	97,314	50,615
Total interest expense	(7,917)	(19,167)	(27,084)	(84,813)	2,092	(82,721)
Net interest income	$186,229	$(95,992)	$90,237	$249,420	$(88,235)	$161,185
 _______________

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between August 31, 2011 and August 31, 2010 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in thousands):

	August 31, 2011	November 30, 2010
Loans held for sale	$738,382	$788,101
Loan portfolio:
Credit card loans:
Discover card	45,949,224	44,904,267
Discover business card	228,449	252,727
Total credit card loans	46,177,673	45,156,994
Other consumer loans:
Personal loans	2,439,330	1,877,633
Private student loans	1,828,493	999,322
Other	11,790	14,363
Total other consumer loans	4,279,613	2,891,318
PCI student loans(1)	2,886,783	—
Total loan portfolio	53,344,069	48,048,312
Total loan receivables	54,082,451	48,836,413
Allowance for loan losses	(2,273,058)	(3,304,118)
Net loan receivables	$51,809,393	$45,532,295
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
During the three and nine months ended August 31, 2011, the provision for loan losses decreased by $613 million and $2.1 billion as compared to the three and nine months ended August 31, 2010, respectively. This decrease is primarily due to improved credit performance, which resulted in a decline in the level of net charge-offs during the three and nine months ended August 31, 2011 as compared to the three and nine months ended August 31, 2010. Improvements in credit performance were also evidenced by a decline in the delinquency rate for the periods, which was the primary driver of the reduction in the allowance for loan losses during both the three and nine months ended August 31, 2011.

The following table provides changes in our allowance for loan losses for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2011	2010	2011	2010
Balance at beginning of period	$2,632,320	$3,930,624	$3,304,118	$1,757,899
Additions:
Addition to allowance related to securitized receivables(1)	—	—	—	2,144,461
Provision for loan losses	99,514	712,565	692,763	2,824,035
Deductions:
Charge-offs:
Discover card	(584,534)	(982,920)	(2,085,452)	(3,203,959)
Discover business card	(4,416)	(14,502)	(17,672)	(50,190)
Total credit card loans	(588,950)	(997,422)	(2,103,124)	(3,254,149)
Personal loans	(16,458)	(23,836)	(52,438)	(70,957)
Federal student loans	—	(11)	—	(308)
Private student loans	(2,663)	(660)	(5,646)	(1,264)
Other	(411)	(139)	(1,025)	(858)
Total other consumer loans	(19,532)	(24,646)	(59,109)	(73,387)
Total charge-offs	(608,482)	(1,022,068)	(2,162,233)	(3,327,536)
Recoveries:
Discover card	148,292	121,255	434,141	341,337
Discover business card	910	875	2,735	2,516
Total credit card loans	149,202	122,130	436,876	343,853
Personal loans	458	421	1,458	942
Private student loans	45	14	73	22
Other	1	35	3	45
Total other consumer loans	504	470	1,534	1,009
Total recoveries	149,706	122,600	438,410	344,862
Net charge-offs	(458,776)	(899,468)	(1,723,823)	(2,982,674)
Balance at end of period	2,273,058	$3,743,721	2,273,058	$3,743,721
 ________________

(1)
On December 1, 2009, upon adoption of the Financial Accounting Standards Board (“FASB”) Statements No. 166 and 167, the Company recorded $2.1 billion allowance for loan losses related to newly consolidated and reclassified credit card loan receivables.

The following table presents a breakdown of the allowance for loan losses (dollars in thousands):

	August 31, 2011	November 30, 2010
Discover card	$2,139,610	$3,182,603
Discover business card	14,260	26,285
Total credit card loans	2,153,870	3,208,888
Personal loans	75,562	76,087
Private student loans	43,406	18,569
Other	220	574
Total other consumer loans	119,188	95,230
Total allowance for loan losses	$2,273,058	$3,304,118

While the overall allowance decreased, as discussed and as reflected in the table above, the allowance for private student loans increased as a result of receivables growth.

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
The following table presents amounts and rates of net charge-offs of key loan portfolio segments (dollars in thousands):

	For the Three Months Ended August 31,				For the Nine Months Ended August 31,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
Credit card loans	$439,748	3.85%	$875,292	7.73%	$1,666,248	4.93%	$2,910,296	8.44%
Personal loans	$16,000	2.73%	$23,414	5.67%	$50,980	3.19%	$70,015	6.11%
Private student loans (excluding PCI(1))	$2,618	0.62%	$653	0.31%	$5,573	0.49%	$1,255	0.21%
 _________________

(1)
Charge-offs for PCI loans did not result in a charge to earnings during 2011 and are therefore excluded from the calculation. See Note 4: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loan receivables decreased 388 basis points and 351 basis points respectively for the three and nine months ended August 31, 2011, as compared to the three and nine months ended August 31, 2010. The decrease in net charge-offs on our credit card loans was attributable to improvement in both contractual and bankruptcy related charge-offs subsequent to a peak in the level of charge-offs in the first quarter of 2010. Furthermore, during the three and nine months ended August 31, 2011, there were higher levels of recoveries as compared to the same periods in 2010.

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
The following table presents the amounts and delinquency rates of key loan portfolio segments that are 30 and 90 days or more delinquent (dollars in thousands):

	August 31, 2011		November 30, 2010
	$	%	$	%
Loans 30 days delinquent or more:
Credit card loans	$1,121,115	2.43%	$1,831,119	4.06%
Personal loans	$20,616	0.85%	$29,486	1.57%
Private student loans (excluding PCI(1))	$14,565	0.80%	$5,030	0.50%

Loans 90 days delinquent or more:
Credit card loans	$565,056	1.22%	$958,216	2.12%
Personal loans	$6,446	0.26%	$10,670	0.57%
Private student loans (excluding PCI(1))	$2,150	0.12%	$1,408	0.14%
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

Delinquency rates at August 31, 2011 have generally declined as compared to November 30, 2010 due to continued improvement in credit trends, which has resulted in improvements in early delinquency balances. The decline is also attributable to enhanced collection management and underwriting processes.

Modified Loans

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

Other Income
The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2011 vs. 2010 increase (decrease)		For the Nine Months Ended August 31,		2011 vs. 2010 increase (decrease)
	2011	2010	$	%	2011	2010	$	%
Discount and interchange revenue(1)	$282,889	$273,932	$8,957	3%	$809,631	$805,209	$4,422	1%
Fee products	107,858	104,132	3,726	4%	321,527	309,590	11,937	4%
Loan fee income	84,243	92,465	(8,222)	(9)%	250,596	267,483	(16,887)	(6)%
Transaction processing revenue	43,931	40,184	3,747	9%	131,792	109,570	22,222	20%
Merchant fees	4,110	7,220	(3,110)	(43)%	12,981	23,091	(10,110)	(44)%
(Loss) gain on investments	(3,614)	18,951	(22,565)	(119)%	(3,622)	19,131	(22,753)	(119)%
Other income	32,546	27,260	5,286	19%	135,526	88,790	46,736	53%
Total other income	$551,963	$564,144	$(12,181)	(2)%	$1,658,431	$1,622,864	$35,567	2%
_______________

(1)
Net of rewards, including Cashback Bonus rewards, of $234 million and $194 million for the three months ended August 31, 2011 and 2010, respectively, and $664 million and $535 million for the nine months ended August 31, 2011 and 2010, respectively.

Total other income decreased $12 million during the three months ended August 31, 2011 as compared to the three months ended August 31, 2010 due to various factors, including a gain of $19.6 million recognized in 2010 related to the liquidation of the collateral supporting our Golden Key investment. There was not a similar benefit recognized in 2011. Additionally, loan fee income for the three months ended August 31, 2011 decreased as compared to the three months ended August 31, 2010 primarily as the result of fewer late fee assessments, partially offset by lower related charge-offs. These decreases were partially offset by an increase in discount and interchange revenue. Discount and interchange revenue increased as higher sales volumes were partially offset by higher Cashback Bonus rewards earned by our customers. Transaction processing fees increased due to higher PULSE revenue, reflecting an increase in the number of transactions, including higher margin volume. In addition, other income for the three months ended August 31, 2011 benefits from the inclusion of income from the transition service agreements related to the acquisition of SLC in the first quarter of 2011 (see Note 2: Business Combinations to our condensed consolidated financial statements).

Total other income increased $36 million during the nine months ended August 31, 2011 as compared to the nine months ended August 31, 2010 due to increased transaction processing revenue, discount and interchange revenue, fee products and other income partially offset by decreases in loan fee income, merchant fees and gain (loss) on investment securities. Other income increased in 2011 primarily due to the inclusion of income from the transition service agreement as well as the purchase gain of approximately $16 million, both of which related to the SLC acquisition. Transaction processing revenue increased for the nine months ended August 31, 2011 as compared to the nine months ended August 31, 2010 due to higher PULSE revenue, reflecting an increase in the number of transactions, including higher margin volume. Discount and interchange revenue increased slightly as higher sales volume was partially offset by an increase in Cashback Bonus rewards earned by our customers. Furthermore, there was an increase in income from the sale of fee products. Theses increases were partially offset by a decrease in loan fee income due to the implementation of the provisions of the CARD Act which resulted in fewer late fee assessments and the discontinuance of overlimit fees on consumer credit card loans. Our direct fees from merchants decreased as we continue to grow merchant acceptance through merchant acquirers. Gain (loss) on investment securities in 2010 included a gain of $19.6 million which related to the liquidation of collateral supporting the asset-backed commercial paper notes of Golden Key. There was not a similar benefit recognized in 2011.

Other Expense
The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2011 vs. 2010 increase (decrease)		For the Nine Months Ended August 31,		2011 vs. 2010 increase (decrease)
	2011	2010	$	%	2011	2010	$	%
Employee compensation and benefits	$241,881	$204,210	$37,671	18%	$684,782	$602,510	$82,272	14%
Marketing and business development	133,398	130,532	2,866	2%	393,244	313,175	80,069	26%
Information processing and communications	63,547	62,357	1,190	2%	194,852	190,862	3,990	2%
Professional fees	106,042	85,289	20,753	24%	301,122	239,169	61,953	26%
Premises and equipment	18,063	17,722	341	2%	53,268	53,273	(5)	—%
Other expense	79,476	66,128	13,348	20%	245,431	155,601	89,830	58%
Total other expense	$642,407	$566,238	$76,169	14%	$1,872,699	$1,554,590	$318,109	21%

Total other expense increased in the three month period ended August 31, 2011 by $76 million as compared to the three month period ended August 31, 2010. This increase was due to higher employee compensation and benefits, professional fees and other expense. Professional fees increased due to higher costs related to key technology and growth initiatives and the SLC acquisition. Other expenses increased due to higher incentive payments to increase growth in network operations as well as an increase in fraud costs.

Total other expense increased by $318 million for the for the nine months ended August 31, 2011 as compared to the same period in 2010 due to a number of factors. There was an increase in employee compensation and benefits during the nine months ended August 31, 2011 as compared to the same period in 2010. Marketing and business development costs also increased due to higher investments in new account acquisitions. In addition, there was an increase in professional fees in the nine month period ended August 31, 2011 as compared to the nine month period ended August 31, 2010 due to higher costs related to key technology and growth initiatives, higher costs due to the SLC acquisition and higher costs related to recovering charged-off accounts. Furthermore, there was an increase in other expense due to an increase in fraud related costs and an in increase in legal reserves related to pending litigation. For the nine month period ended August 31, 2010, other expense benefited from a $29 million expense reversal related to the payment to Morgan Stanley under an amendment to the special dividend agreement that occurred in the first quarter of 2010. There was not a similar benefit recognized in 2011.

Income Tax Expense

For the three and nine months ended August 31, 2011 compared to the three and nine months ended August 31, 2010 income tax expense increased $227 million and $711 million, respectively, as a result of increased pretax income. Due to the substantially higher pretax income and the regressive nature of certain state taxes, the effective tax rate decreased from 39.7% and 39.3% for the three and nine months ended August 31, 2010 to 38.0% and 36.4% for the three and nine months ended August 31, 2011. The nine months ended August 31, 2011 also included receiving confirmation of a state's treatment on a previously uncertain tax position, the settlement of certain state examination issues and the release of the valuation allowance previously recognized in May 2009 on a tax benefit arising from the capital loss associated with sale of the Goldfish business unit.

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

At August 31, 2011, we had $24.5 billion of direct-to-consumer deposits and $13.0 billion of brokered deposits. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 21 months at August 31, 2011. The following table summarizes deposits by contractual maturity as of August 31, 2011 (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000(1)	$19,524,679	$1,873,291	$2,115,900	$4,835,014	$10,700,474
Certificates of deposit in amounts of $100,000 to less than $250,000(1)	4,999,091	605,042	729,184	1,288,124	2,376,741
Certificates of deposit in amounts of $250,000(1)or greater	1,148,445	172,498	218,013	286,318	471,616
Savings deposits, including money market deposit accounts	11,797,822	11,797,822	—	—	—
Total interest-bearing deposits	$37,470,037	$14,448,653	$3,063,097	$6,409,456	$13,548,831
 ___________________

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

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

The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, as well as the amount of certain principal collections available to be reallocated from Series 2009-SD exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings over a period of months using all available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of August 31, 2011, the 3-month rolling average excess spread was 16.92%.

Another feature of our securitization structure, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which, in limited circumstances, excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 5: Credit Card and Student Loan Securitization Activities to our condensed consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spreads at August 31, 2011.

At August 31, 2011, we had $12.4 billion of outstanding public asset-backed securities, $0.3 billion of outstanding private asset-backed securitizations and $4.3 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries at August 31, 2011 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings—owed to credit card securitization investors	$12,619,715	$3,852,305	$7,167,952	$599,639	$999,819

At August 31, 2011, we had capacity to issue up to $5.0 billion in triple-A rated asset-backed securities from DCENT without the issuance of additional Class B or Class C notes as subordination, which was reduced to $4.2 billion after we issued $800 million in credit card asset-backed securities on September 20, 2011. The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Pursuant to amendments to GAAP related to transfers of financial assets, effective for us on December 1, 2009, certain transfers of assets to special purpose entities (including Discover Bank’s transfers of assets to the DCMT) no longer qualify for sale accounting treatment. However, on September 27, 2010, the FDIC approved a final rule that preserves the safe-harbor treatment applicable to revolving trusts and master trusts, including the DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 1, 2009. Other legislative and regulatory developments, namely the proposed SEC Regulation AB II (including the SEC's July 2011 reproposal of certain of its provisions), the August 2011 SEC advance notice of proposed rulemaking regarding the rule exempting securitization entities from being regarded as "investment companies" under the Investment Company Act of 1940, the securitization and rating agency provisions of the Reform Act and the rules promulgated or proposed thereunder, including proposed rules requiring us to retain risk in our securitization on an unhedged basis, may, however, impact our ability and/or desire to issue asset-backed securities in the future.

Short-Term Borrowings. We primarily access short-term borrowings through the Federal Funds market or through repurchase agreements. In the past two years, we have rarely used short-term borrowings; however, we have recently been borrowing overnight Federal Funds on an opportunistic basis. Total short-term borrowings as of August 31, 2011 were $100 million and the weighted-average interest rate was 0.06%. Information about our use of short-term borrowings for the three and nine months ended August 31, 2011 is shown in the table below (dollars in thousands):

	For the three months ended, August 31, 2011	For the nine months ended, August 31, 2011
	Maximum Daily Balance During the Period	Maximum Daily Balance During the Period
Overnight Federal Funds purchased	$265,000	$265,000
Overnight repurchase agreements	—	48,188

Corporate and Bank Debt. At August 31, 2011, we had $800 million in principal amount of senior unsecured notes outstanding and Discover Bank had $1.2 billion in principal amount of subordinated notes outstanding. Our senior unsecured notes are comprised of two issuances, each $400 million in principal amount, with one issuance maturing in June 2017 and the other issuance maturing in July 2019. The senior unsecured notes would require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. Discover Bank’s subordinated notes are comprised of one $700 million issuance due in November 2019 and a $500 million issuance due in April 2020. For more information, see Note 7: Long-Term Borrowings to our condensed consolidated financial statements.

Other Long-Term Borrowings—Student Loans. At August 31, 2011, we had $454 million and $2.6 billion of funding related to federal student loans, which are currently classified as held for sale, and private student loans, respectively. We obtained $500 million of funding in April 2010 through an agreement with an asset-backed commercial paper conduit sponsored by the U.S. Department of Education under the Ensuring Continued Access to Student Loans Act of 2008. However, upon sale of the loans, this loan facility will be repaid. We assumed $3.2 billion principal amount outstanding of securitization debt in December 2010 as part of the SLC acquisition. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.

Additional Funding Sources
Private Asset-Backed Securitizations. We have access to committed undrawn capacity through privately placed asset-backed securitizations to support the funding of our credit card loan receivables. Under these arrangements, we had used $250 million of capacity and had undrawn capacity of $6.5 billion at August 31, 2011.

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

Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of August 31, 2011, Discover Bank had $8.2 billion of available capacity through the discount window based on the amount of assets pledged. We have no borrowings outstanding under the discount window.

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

We also have agreements with certain of our derivative counterparties that contain provisions that require Discover Bank’s debt to maintain an investment grade credit rating from specified major credit rating agencies. If Discover Bank’s credit rating is reduced to below investment grade, we would be required to post additional collateral, which, as of August 31, 2011, would have been $53 million.

A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Discover Financial Services	Discover Bank	Outlook for Senior Unsecured Debt	Discover Bank	Discover Card Master Trust I		Discover Card Execution Note Trust
	Senior Unsecured Debt	Senior Unsecured Debt		Subordinated Debt	Class A(1)	Class B	Class A(1)	Class B	Class C

Moody’s Investors Service	Ba1	Baa3	Stable	Ba1	Aaa(sf)	A1(sf)	Aaa(sf)	A1(sf)	N/A(2)
Standard & Poor’s	BBB-	BBB	Stable	BBB-	AAA(SF)	AA+(SF)	AAA(SF)	AA+(SF)	N/A(2)
Fitch Ratings	BBB	BBB	Stable	BBB-	AAAsf	AAsf	AAAsf	AA-sf	N/A(2)
_____________

(1)	An “sf” in the rating denotes an identification for structured finance product ratings that was implemented for these products by the rating agencies as of September 2010.

(2)	All Class C notes are currently held by subsidiaries of Discover Bank and therefore, are not publicly rated.

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

We maintain policies outlining the overall framework and general principles for managing liquidity risk across our business, which is the responsibility of our Asset and Liability Committee (the “ALCO”). We seek to balance the trade-offs between maintaining too much liquidity, which may limit financial flexibility and be costly, with having too little liquidity that could cause financial distress. Liquidity risk is centrally managed by the ALCO, which is chaired by our Treasurer and has cross-functional membership. The ALCO monitors positions and determines any actions that need to be taken.

At August 31, 2011, our liquidity investment portfolio was comprised of cash and cash equivalents and high quality, liquid investment securities. Cash and cash equivalents are invested primarily in deposits with the Federal Reserve. Investment securities included credit card asset-backed securities of other issuers and U.S. Treasury, U.S. government agency and AAA-rated corporate debt obligations issued under the Temporary Liquidity Guarantee Program that are guaranteed by the FDIC, all of which are considered highly liquid. In addition, we have the ability to raise cash by utilizing repurchase agreements and pledging certain of these investments. The level of our liquidity investment portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.

At August 31, 2011, our liquidity investment portfolio and undrawn credit facilities were $26.3 billion, which was $3.8 billion higher than the balance at November 30, 2010 due to the addition of multi-year conduit capacity during 2011 in order to balance the flexibility and economics of our liquidity mix, partially offset by maturities of securitized debt.

	August 31, 2011	November 30, 2010
	(dollars in billions)
Liquidity investment portfolio
Cash and cash equivalents(1)	$3.5	$4.7
Other short term investments	—	0.4
Investment securities	5.9	5.0
Total liquidity investment portfolio	9.4	10.1
Undrawn credit facilities(2)
Private asset-backed securitizations	6.5	3.3
Unsecured committed credit facility	2.4	2.4
Federal Reserve discount window(3)	8.0	6.7
Total undrawn credit facilities	16.9	12.4
Total liquidity investment portfolio and undrawn credit facilities	$26.3	$22.5
__________________

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	See "—Funding Sources—Additional Funding Sources" for additional information.

(3)
Excludes $302 million and $1.5 billion of investments accounted for in the liquidity investment portfolio that were pledged to the Federal Reserve as of August 31, 2011 and November 30, 2010, respectively.

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

Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At August 31, 2011, no portion of our deferred tax asset was disallowed for regulatory capital purposes.

At August 31, 2011, Discover Financial Services and Discover Bank met the requirements for well-capitalized status, exceeding the regulatory minimums to which they were subject. See Note 10: Capital Adequacy to our condensed consolidated financial statements for quantitative disclosures of our capital ratios and levels. Recent regulatory initiatives may subject us to increased capital requirements in the future. See “—Legislative and Regulatory Developments—Regulatory Initiatives Related to Capital and Liquidity.”

Dividends. We declared a common stock dividend of $0.06 per share in September 2011. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future. In addition, our banking regulators and applicable banking laws and regulations may limit our ability to pay dividends or take other actions that impact our capital levels, such as share repurchases. Further, as a result of provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries, our ability to pay dividends to our stockholders may be limited.

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

Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at August 31, 2011, which include deposits, securitized debt, long-term borrowings, operating and capital lease obligations, purchase obligations and other long-term liabilities, were $58 billion, which includes $2.9 billion of securitized debt assumed as part of the SLC acquisition. For a description of our contractual obligations, see our annual report on Form 10-K for the fiscal year ended November 30, 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”

We extend credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At August 31, 2011, our unused commitments were $164 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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

Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity investment portfolio. Due to recently enacted credit card legislation, we now have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At August 31, 2011, the majority of our credit card loans were at variable rates. Beginning in the third quarter 2010, we began using interest rate derivatives to reduce the asset sensitivity that resulted from having a larger percentage of our loan portfolio at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

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

Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at August 31, 2011, we estimate that net interest income over the following 12-month period would increase by approximately $55 million, or 1%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2010, we estimated that net interest income over the following 12-month period would increase by approximately $50 million, or 1%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further.

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

Other than the change noted above, there have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of legal proceedings, see Note 12: Litigation to our condensed consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended November 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the three months ended August 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
June 1- 30, 2011
Repurchase program (1)	55,330	$25.68	55,330	$998,579,341
Employee transactions (2)	—	$—	N/A	N/A
July 1 - 31, 2011
Repurchase program (1)	716,784	$25.62	716,784	$980,214,629
Employee transactions (2)	161,511	$26.55	N/A	N/A
August 1 - 31, 2011
Repurchase program (1)	7,614,731	$23.36	7,614,731	$802,325,809
Employee transactions (2)	8,784	$23.24	N/A	N/A

Total
Repurchase program (1)	8,386,845	$23.57	8,386,845	$802,325,809
Employee transactions (2)	170,295	$27.11	N/A	N/A
 ______________________
(1) On June 15, 2011, our board of directors approved a share repurchase program authorizing the repurchase of up to $1 billion of our outstanding shares of common stock. This share repurchase program expires on June 14, 2013 and may be terminated at any time.
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

Discover Financial Services (Registrant)

By:	/S/ R. MARK GRAF
R. Mark Graf Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Date: September 28, 2011

Exhibit Index

Exhibit Number	Description

10.1
Third Amendment to the Discover Financial Services Change in Control Severance Policy, effective as of August 1, 2011 (filed as Exhibit 10.3 to Discover Financial Services' Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference thereto).

10.2	Asset Purchase Agreement between Discover Bank and Citibank, N.A. dated August 31, 2011.
10.3	Amendment No. 3 to Discover Financial Services Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.