Form 10-K
period 2011-11-30
Discover Financial Services
filed 2012-01-26
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $12,889,446,066.
As of January 20, 2012, there were 529,976,499 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on April 18, 2012 are incorporated by reference in
Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES
Annual Report on Form 10-K for the year ended November 30, 2011

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

Part I.

Item 1. Business

Introduction
Discover Financial Services is a direct banking and payment services company. We are a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act, subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We offer credit cards, student loans, personal loans and deposit products through our Discover Bank subsidiary. We had $57.3 billion in loan receivables and $26.2 billion in deposits issued through direct-to-consumer channels and affinity relationships at November 30, 2011. We operate the Discover Network, our credit card payments network; the PULSE network (“PULSE”), our automated teller machine (“ATM”), debit and electronic funds transfer network; and Diners Club International (“Diners Club”), our global payments network.
On December 31, 2010, we acquired The Student Loan Corporation (“SLC”) in a merger transaction for $600 million. We received a purchase price closing adjustment, resulting in a net cash outlay of approximately $401 million for the acquisition. We acquired SLC's ongoing private student loan business and approximately $4.2 billion of private student loans and other assets, along with assuming approximately $3.4 billion of SLC's existing asset-backed securitization debt funding and other liabilities. In addition, on September 30, 2011, we purchased approximately $2.5 billion of additional private student loans from Citibank, N.A. ("Citi") for a purchase price equal to 99% of the outstanding aggregate principal and accrued interest balance of the purchased loans (excluding certain charged-off loans) through the closing date. These portfolio acquisitions were accretive to income for the year ended November 30, 2011. In addition, the SLC acquisition provided us with a developed student loan origination platform, additional school relationships, experienced personnel and SLC's website.
In May 2011, we agreed to acquire substantially all of the operating and related assets of Home Loan Center, Inc., a subsidiary of Tree.com, Inc., for approximately $55.9 million, which will add a residential mortgage lending component to our direct banking business. The acquisition is subject to closing conditions, including regulatory approvals.
Available Information
We make available, free of charge through the investor relations page of our internet site http://www.discoverfinancial.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors and executive officers, and any amendments to those documents filed with or furnished to the Securities and Exchange Commission (the "SEC") pursuant to the Securities Exchange Act of 1934. These filings are available as soon as reasonably practicable after they are filed with or furnished to the SEC.
In addition, the following information is available on the investor relations page of our internet site: (i) our Corporate Governance Policies; (ii) our Code of Ethics and Business Conduct; and (iii) the charters of the Audit and Risk, Compensation, and Nominating and Governance Committees of our Board of Directors. These documents are also available in print without charge to any person who requests them by writing or telephoning our principal executive offices: Discover Financial Services, Office of the Corporate Secretary, 2500 Lake Cook Road, Riverwoods, Illinois 60015, U.S.A., telephone number (224) 405-0900.
Operating Model
We manage our business activities in two segments: Direct Banking and Payment Services. Our Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer banking products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through our Discover Bank subsidiary. Our Payment Services segment includes PULSE, Diners Club and our third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.
We are principally engaged in providing products and services to customers in the United States, although the royalty and licensee revenue we receive from Diners Club licensees is derived from sources outside of the United States. For quantitative information concerning our geographic distribution, see Note 6: Loan Receivables to our consolidated financial statements, and for quantitative information concerning our royalty revenue, see Note 16: Other Income and Other Expense.
Below are descriptions of the principal products and services of each of our reportable segments. For additional financial information relating to our business and our operating segments, see Note 24: Segment Disclosures to our consolidated financial statements.

Direct Banking
Credit Cards
We offer credit cards to consumers and small businesses. Our credit card customers are permitted to “revolve” their balances and repay their obligations over a period of time and at an interest rate set forth in their cardmember agreements, which may be either fixed or variable. The interest that we earn on revolving credit card balances makes up approximately 90% of our total interest income. We also charge customers other fees, including fees for late payments, balance transfer transactions and cash advance transactions. We also offer various products and services in connection with our credit card business, such as Payment Protection, Identity Theft Protection, Wallet Protection, Credit ScoreTracker and other fee-based products.
Our credit card customers' transactions in the U.S. are processed over the Discover Network. Where we have a direct relationship with a merchant, which is the case with respect to our large merchants representing a majority of Discover card sales volume, we receive discount and fee revenue from merchants. Discount and fee revenue is based on pricing that is set forth in contractual agreements with each such merchant and is based on a number of factors including industry practices, special marketing arrangements, competitive pricing levels and merchant size.
Where we do not have a direct relationship with a merchant, we receive acquirer interchange and assessment fees from the merchant acquirer that settles transactions with the merchant. The amount of this fee is based on a standardized schedule and can vary based on the type of merchant or type of card (e.g., consumer or business).
Most of our cards offer the Cashback Bonus rewards program, the costs of which we record as a reduction of discount and interchange revenue. See "Marketing - Rewards/Cashback Bonus" for further discussion of our programs offered.
The following chart shows the Discover card transaction cycle as processed on the Discover Network:
Student Loans
We help students and parents finance education costs at select schools by offering private student loans and related services. Private student loans are intended to supplement any financial aid that may be available through grants, scholarships or under the federal government's Direct Lending Program. Historically, we have offered both federal and private student loans. However, effective July 2010, federal legislation required all federal student loans to be made directly by the federal government, and as of November 30, 2011, our remaining federal student loan portfolio was classified as loans held for sale. In December 2011, we agreed to sell substantially all of our remaining federal student loan portfolio. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

We currently have two types of variable rate private student loans: (i) Discover student loans through Discover Bank; and (ii) for a transition period after our acquisition of SLC, CitiAssist® loans, which are originated by Citi, and subsequently purchased by Discover Bank. Our private student loans are marketed through colleges and universities, including schools where Discover or Citi is named a preferred lender. Discover student loans and CitiAssist loans are also marketed online and through direct mail. In addition, CitiAssist loans are marketed through marketing agreements with Citi and its affiliates.
Customers can apply for a Discover student loan by mail, online or by phone, where we have dedicated staff within our Discover call centers to service student loans. Customers can apply for a CitiAssist loan online. As part of the loan approval process, virtually all Discover student loans and CitiAssist loans are certified with the school to ensure students do not take on more private student loans than they need. To ensure proper use of loan funds, the majority of loan disbursements are made directly to schools. Upon graduation, Discover student loan borrowers are generally eligible to receive a graduation reward. Students may redeem their graduation reward as a credit to the balance of their student loan or as a direct deposit to a bank account. To encourage responsible credit management, certain CitiAssist loans are eligible for interest rate reductions after the borrower has made a specified number of on-time payments. Discover student loan and CitiAssist loan borrowers can also take advantage of an interest rate reduction when they enroll in recurring automatic payments.
Personal Loans
Our personal loans are unsecured loans with fixed interest rates, terms and payments. These loans are primarily intended to help customers consolidate existing debt, although they can be used for other reasons. In addition to interest earned on personal loans, we also earn fees from personal loan customers who enroll in our credit protection product. We generally market personal loans to our existing credit card customers through direct mail, statement inserts and email. We also market personal loans to non-Discover customers through direct mail. Customers can submit applications via phone, online or through the mail, and can service their accounts online or by phone.
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
We market our direct-to-consumer deposit products to our existing customer base and other prospective customers through the use of internet advertising, print materials and affinity arrangements with third parties. Customers can apply for, fund and service their deposit accounts online or via phone, where we have a dedicated staff within our call centers to service deposit accounts. For more information regarding our deposit products, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Funding Sources - Deposits.”
Payment Services
PULSE Network
Our PULSE network is one of the nation’s leading ATM/debit networks. PULSE links cardholders of more than 6,300 financial institutions with ATMs and point-of-sale (“POS”) terminals located throughout the United States. This includes 4,300 financial institutions with which PULSE has direct relationships and more than 2,000 additional financial institutions through agreements PULSE has with other debit networks. PULSE also provides cash access at more than 800,000 ATMs in 100 countries.

PULSE's primary source of revenue is transaction fees charged for switching and settling ATM, personal identification number ("PIN") POS debit and signature debit transactions initiated through the use of debit cards issued by participating financial institutions. In addition, PULSE offers a variety of optional products and services that produce income for the network, including signature debit processing, prepaid card processing, and connections to other regional and national electronic funds transfer networks.
When a financial institution joins the PULSE network, debit cards issued by that institution can be used at all of the ATMs and PIN POS debit terminals that participate in the PULSE network, and the PULSE mark can be used on that institution's debit cards and ATMs. In addition, financial institution participants may sponsor merchants, direct processors and independent sales organizations to participate in the PULSE PIN POS and ATM debit service. A participating financial institution assumes liability for transactions initiated through the use of debit cards issued by that institution, as well as for ensuring compliance with PULSE's operating rules and policies applicable to that institution's debit cards, ATMs and, if applicable, sponsored merchants, direct processors and independent sales organizations.

When PULSE enters into a network-to-network agreement with another debit network, the other network’s participating financial institutions’ debit cards can be used at terminals in the PULSE network. PULSE does not have a direct relationship with these financial institutions and the other network bears the financial responsibility for transactions of those financial institutions' cardholders and for ensuring compliance with PULSE’s operating rules.
Diners Club
Our Diners Club business maintains an acceptance network in over 185 countries and territories through its relationships with over 80 licensees, which are generally financial institutions. We do not directly issue Diners Club credit cards to consumers, but grant our licensees the right to issue Diners Club branded credit cards and/or provide card acceptance services. Our licensees pay us royalties for the right to use the Diners Club brand, which is our primary source of Diners Club revenues. We also earn revenue from providing various support services to our Diners Club licensees, including processing and settlement of cross border transactions. We also provide a centralized service center and internet services to our licensees.
When Diners Club cardholders use their cards outside the host country or territory of the issuing licensee, transactions are routed and settled over the Diners Club network through its centralized service center. In order to increase merchant acceptance in certain targeted countries and territories, we are working with merchant acquirers to offer Diners Club and Discover acceptance to their merchants. These acquirers are granted licenses to market the Diners Club brands to existing and new merchants. As we continue to work toward achieving full card acceptance across our networks, Discover customers have begun to use their cards at an increasing number of merchant and ATM locations that accept Diners Club cards around the world. Diners Club cardholders with cards issued by licensees outside of North America are now able to use their cards on the Discover Network in North America and on the PULSE network domestically and internationally.
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
Credit Risk Management
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from borrower default when borrowers are unable or unwilling to meet their financial obligations to us. Our credit risk is generally highly diversified across millions of accounts without significant individual exposures. We manage risk primarily according to customer segments and product types. See “- Risk Management” for more information regarding how we define and manage our credit and other risks.
Account Acquisition (New Customers)
We acquire new credit card customers through our marketing efforts, including direct mail, internet, media advertising and merchant relationships, or through unsolicited individual applications. We also use targeted marketing efforts to prospective student loan and personal loan customers, although student loan customers may also submit unsolicited individual applications. In all cases, we believe that we have a rigorous process for screening applicants.
To identify credit-worthy prospective customers, our credit risk management team uses proprietary targeting and analytical models and our marketing team matches them with our product offerings. We consider the prospective customer's financial stability, as well as ability and willingness to pay. In order to make the best use of our resources to acquire new accounts, we seek production efficiencies, conduct creative testing and aim to continuously improve our product offerings and enhance our targeting and analytical models.
We assess the creditworthiness of each consumer loan applicant through our underwriting process. We evaluate prospective customers' applications using credit information provided by the credit bureaus and other sources. We use credit scoring systems, both externally developed and proprietary, to evaluate consumer and credit bureau data. When appropriate, we also use experienced credit underwriters to supplement our automated decision-making processes.
Upon approval of a customer's application, we assign a specific annual percentage rate (“APR”) using an analytical pricing strategy that provides competitive pricing for customers and seeks to maximize revenue on a risk-adjusted basis. For our credit card loans, we also assign a revolving credit line based on risk level and income.
Portfolio Management (Existing Customers)
The revolving nature of our credit card loans requires that we regularly assess the credit risk exposure of such accounts. This assessment reflects information relating to the performance of the individual's Discover account as well as information from credit bureaus relating to the customer's broader credit performance. We utilize statistical evaluation models to support the measurement and management of credit risk. At the individual customer level, we use custom risk models together with generic industry models as an integral part of the credit decision-making process. Depending on the duration of the customer's account, risk profile and other performance metrics, the account may be subject to a range of account management treatments, including limits on transaction authorization and increases or decreases in purchase and cash credit limits. Our installment loans are billed according to an amortization schedule that is fixed at the time of the disbursement of the loan.
Customer Assistance
We provide our customers with a variety of tools to proactively manage their accounts, including electronic payment reminders and a website dedicated to customer education, as further discussed under the heading "-Customer Service." These tools are designed to limit a customer's risk of becoming delinquent. When a customer's account becomes delinquent or is at risk of becoming delinquent, we employ a variety of strategies to assist customers in becoming current on their accounts.
All monthly billing statements of accounts with past due amounts include a request for payment of such amounts. Customer assistance personnel generally initiate contact with customers within 30 days after any portion of their balance becomes past due. The nature and the timing of the initial contact, typically a personal call or letter, are determined by a review of the customer's prior account activity and payment habits.
We re-evaluate our collection efforts and consider the implementation of other techniques, including internal collection activities and use of external vendors, as a customer becomes increasingly delinquent. We limit our exposure to delinquencies through controls within our process for authorizing transactions and credit limits and criteria-based account suspension and revocation. In situations involving customers with financial difficulties, we may enter into arrangements to extend or otherwise change payment schedules, lower interest rates and/or waive fees to aid customers in becoming current on their obligations to us.

Marketing
In addition to working with our credit risk management personnel on account acquisition and portfolio management, our marketing group provides other key functions, including product development, management of our Cashback Bonus and other rewards programs, fee product management, and brand and advertising management.
Product Development
In order to attract and retain customers and merchants, we continue to develop new programs, features, and benefits and market them through a variety of channels, including mail, phone and online. Targeted marketing efforts may include balance transfer offers, fee product offers and reinforcement of our Cashback Bonus and other rewards programs. Through the development of a large prospect database, use of credit bureau data and use of a customer contact strategy and management system, we have been able to improve our modeling and customer engagement capabilities, which helps optimize product, pricing and channel selection.
Rewards / Cashback Bonus
Under our Cashback Bonus program, we provide our credit card customers with up to 1% Cashback Bonus, based upon their spending level and type of purchases. Customers earn 0.25% on their first $3,000 in annual purchases and 1% once their total annual purchases exceed $3,000. Warehouse purchases (those made at select warehouse clubs, wholesale distributors, discount stores and their affiliates) earn 0.25%.
Customers can choose from several card products that allow them to earn their rewards based on how they want to use credit, as set forth below.

•
Discover More card offers 5% Cashback Bonus on purchases up to a specified amount, subject to certain limitations, in large retail categories such as gasoline, restaurants and department stores that change throughout the year, and up to 1% unlimited Cashback Bonus on all other purchases.

•	Discover Motiva card provides customers with Cashback Bonus for making on-time payments and up to 1% unlimited Cashback Bonus on all purchases.

•	Miles by Discover customers receive two miles for every $1 on the first $3,000 in travel and restaurant purchases each year and one mile for every $1 on all other purchases.

•	Escape by Discover customers earn two miles for every $1 on all purchases. This card has a $60 annual fee.

•	Discover Open Road card customers can earn 2% Cashback Bonus on the first $250 in gas and restaurant purchases each billing period and up to 1% Cashback Bonus on all other purchases.

•
Discover Business card offers 5% Cashback Bonus on the first $2,000 in office supply purchases, 2% Cashback Bonus on the first $2,000 in gas purchases each year and up to 1% unlimited Cashback Bonus on all other purchases.

Cardmembers can earn 5-20% Cashback Bonus at over 200 top online retailers when they shop directly through our online shopping portal. Miles by Discover customers earn double miles for their purchases through our online shopping portal. Customers who are not delinquent or otherwise disqualified may pay with Cashback Bonus at select online retailers in any amount. They can redeem their Cashback Bonus in any dollar amount for (i) brand-name merchandise with free shipping at point-of-sale at select merchants such as Amazon, (ii) merchant partner gift cards (starting at $20) that turn their Cashback Bonus into larger rewards, (iii) Discover gift cards or (iv) charitable donations to select charities. For customers who prefer cash, Cashback Bonus can be redeemed starting at and in increments of $50 in the form of a statement credit or direct deposit to a bank account.
Miles by Discover customers who are not delinquent or otherwise disqualified may pay with miles at select online retailers in any amount. Miles can also be redeemed for brand-name merchandise with free shipping at point-of-sale at select merchants such as Amazon, travel credits starting at 10,000 miles, partner gift cards starting at 1,000 miles, Discover gift cards starting at 5,000 miles, cash in the form of statement credits or direct deposit to a bank account starting at 5,000 miles or charitable donations starting at 5,000 miles.
Fee Products
We market several fee-based products to our credit card customers, including the following:

•
Identity Theft Protection. The most comprehensive identity theft monitoring product we offer includes an initial credit report, credit bureau report monitoring, prompt alerts that help customers spot possible identity theft quickly, identity theft insurance up to $25,000 to cover certain out-of-pocket expenses due to identity theft, and access to knowledgeable professionals who can provide information about identity theft issues.

•
Payment Protection. This product allows customers to suspend their payments for up to two years, depending on the product, in the event of certain covered events. Different products cover different events, such as unemployment, disability, natural disasters or other life events, such as marriage or birth of a child. Depending on the product and availability under state laws, outstanding balances up to certain amounts are cancelled in the event of death. A similar product is also offered to our personal loan customers upon request.

•
Wallet Protection. This product offers one-call convenience if a customer's wallet is lost or stolen, including requesting cancellation and replacement of the customer's credit and debit cards, monitoring the customer's credit bureau reports for 90 days, providing up to $100 to replace the customer's wallet and, if needed, giving the customer up to a $1,000 cash advance on his or her Discover card account.

•
Credit ScoreTracker. This product offers customers resources that help them understand and monitor their credit scores. Credit ScoreTracker is specifically designed for score monitoring by alerting customers when their score changes, allowing customers to set a target score and providing resources to help customers understand the factors that may be influencing their scores.

•
Extended Warranties. Discover customers can purchase online service warranties from our extended warranty provider to protect purchases of new electronics and appliances as well as certain other purchases.

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
Customer Service
Our customers can contact our customer service personnel by calling 1-800-Discover. Credit card customers also can manage their accounts online or through applications for certain mobile devices. Our internet and mobile solutions offer a range of benefits, including:

•
Online account services that allow customers to customize their accounts, choose how and when they pay their bills, create annual account summaries that assist them with budgeting and taxes, research transaction details, initiate transaction disputes, and chat with or email a customer representative;

•	Email and mobile text reminders to help customers avoid fees and track big purchases or returns;

•	Money management tools like the Spend Analyzer, Paydown Planner and Purchase Planner;

•	Secure online account numbers that let customers shop online without ever revealing their actual account numbers; and

•	An online portal where customers automatically earn 5-20% Cashback Bonus when they shop at well-known online merchants using their Discover card.
Our personal and student loan customers can utilize our online account services to manage their accounts. Our student loan website also includes interactive tools that provide customers with advice on paying for college and calculators to help them utilize student loans responsibly.
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
Fraud Prevention
We monitor our customers' accounts to prevent, detect, investigate and resolve fraud. Our fraud prevention processes are designed to protect the security of cards, applications and accounts in a manner consistent with our customers' needs to easily acquire and use our products. Prevention systems handle the authorization of application information, verification of customer identity, sales, processing of convenience and balance transfer checks, and electronic transactions.
Each credit card transaction is subject to screening, authorization and approval through a proprietary POS decision system. We use a variety of techniques that help identify and halt fraudulent transactions, including adaptive models, rules-based decision-making logic, report analysis, data integrity checks and manual account reviews. We manage accounts identified by the fraud detection system through technology that integrates fraud prevention and customer service. Strategies are subject to regular review and enhancement to enable us to respond quickly to changing credit conditions as well as to protect our customers and our business from emerging fraud activity.

Discover Card Terms and Conditions
The terms and conditions governing our credit card products vary by product and change over time. Each credit card customer enters into a cardmember agreement governing the terms and conditions of the customer's account. Discover card's terms and conditions are generally uniform from state to state. The cardmember agreement permits us, to the extent permitted by law, to change any term of the cardmember agreement, including any finance charge, rate or fee, or add or delete any term of the cardmember agreement, with notice to the customer as required by law. The customer has the right to opt out of certain changes of terms and pay their balance off under the unchanged terms. Each cardmember agreement provides that the account can be used for purchases, cash advances and balance transfers. Each Discover card account is assigned a credit limit when the account is initially opened. Thereafter, individual credit limits may be increased or decreased from time to time, at our discretion, based primarily on our evaluation of the customer's creditworthiness. We offer various features and services with the Discover card accounts, including the Cashback Bonus rewards programs described under “ - Marketing - Rewards/Cashback Bonus.”
All Discover card accounts generally have the same billing structure, though there are some differences between the consumer and business credit cards. We generally send a monthly billing statement to each customer who has an outstanding debit or credit balance. Customers also can waive their right to receive a physical copy of their bill, in which case they will receive email notifications of the availability of their billing statement online. Discover card accounts are grouped into multiple billing cycles for operational purposes. Each billing cycle has a separate billing date, on which we process and bill to customers all activity that occurred in the related accounts during a period of approximately 28 to 32 days that ends on the billing date.
Discover card accounts are assessed periodic finance charges using fixed and/or variable interest rates. Certain account balances, such as balance transfers, may accrue periodic finance charges at lower fixed rates for a specified period of time. Variable rates are indexed to the highest prime rate published in The Wall Street Journal on the last business day of the month. Periodic finance charges are calculated using the daily balance (including current transactions) method, which results in daily compounding of periodic finance charges, subject to a grace period on new purchases. The grace period essentially provides that periodic finance changes are not imposed on new purchases, or any portion of a new purchase, that is paid by the due date on the customer's current billing statement if the customer paid the balance on their previous billing statement in full by the due date on that statement. Neither cash advances nor balance transfers are subject to a grace period.
Each consumer with an outstanding debit balance on his or her Discover card account must generally make a minimum payment each month. If a customer exceeds his or her credit limit as of the last day of the billing period, we may include all or a portion of this excess amount in the customer's minimum monthly payment. A customer may pay the total amount due at any time. We also may enter into arrangements with delinquent customers to extend or otherwise change payment schedules, and to waive finance charges and/or fees, including re-aging accounts in accordance with regulatory guidance.
In addition to periodic finance charges, we may impose other charges and fees on Discover card accounts, including cash advance transaction fees, late fees where a customer has not made a minimum payment by the required due date, balance transfer fees and returned payment fees. We also charge fees each time we decline to honor a balance transfer check, cash advance check, or other promotional check due to such reasons as insufficient credit availability, delinquency or default.
The Credit Card Accountability Responsibility and Disclosure Act of 2009 required us, beginning February 2011, to review, every six months, certain interest rates that were increased on accounts since January 1, 2009 to determine whether to reduce the interest rate based on the factors that prompted the increase or factors we currently consider in determining interest rates applicable to similar new credit card accounts. The amount of any rate decrease must be determined based upon our reasonable policies and procedures. Any reduced interest rate must be applied to the account not later than 45 days after completion of the review.
Terms and conditions may vary for other products, such as the Discover business card and personal and student loans.

Discover Network Operations
We support our growing base of merchants through a merchant acquiring model that includes direct relationships with large merchants in the United States and arrangements with merchant acquirers for small- and mid-size merchants. In addition to our U.S.-based merchant acceptance locations, Discover Network cards also are accepted at many locations in Canada, Mexico, the Caribbean, China, Japan and a growing number of countries around the world on the Diners Club network.
We maintain direct relationships with most of our largest merchant accounts, which enables us to benefit from joint marketing programs and opportunities and to retain the entire discount revenue from the merchant. The terms of our direct merchant relationships are governed by merchant services agreements. These agreements also are accompanied by additional program documents that further define our network functionality and requirements, including operating regulations, technical specifications and dispute rules. To enable ongoing improvements in our network's functionality and in accordance with industry convention, we publish updates to our program documents on a semi-annual basis. Discover card transaction volume was concentrated among our top 100 merchants in 2011, with our largest merchant accounting for approximately 8% of that transaction volume.
In order to increase merchant acceptance, Discover Network has sold the majority of its small and mid-size merchant portfolios to third-party merchant acquirers to allow them to offer a comprehensive payments processing package to such merchants. Merchants also can apply to our merchant acquirer partners directly to accept Discover Network cards through the acquirers' integrated payments solutions. Merchant acquirers provide merchants with consolidated servicing for Discover, Visa and MasterCard transactions, resulting in streamlined statements and customer service for our merchants, and reduced costs for us. These acquirer partners also perform credit evaluations and screen applications against unacceptable business types and the Office of Foreign Asset Control Specifically Designated Nationals list.
Discover Network operates systems and processes that seek to prevent fraud and ensure compliance with our operating regulations. Our systems evaluate incoming transaction activity to identify abnormalities that require investigation and fraud mitigation. Designated Discover Network personnel are responsible for validating compliance with our operating regulations and law, including enforcing our data security standards and prohibitions against internet gambling and other illegal or otherwise unacceptable activities. Discover Network is a founding and current member of the Payment Card Industry Security Standards Council, LLC, and generally requires merchants and service providers to comply with the Payment Card Industry Security Standards Council data security standards.
Technology
We provide technology systems processing through a combination of owned and hosted data centers and the use of third-party vendors. These data centers support our payment networks, provide customers with access to their accounts, and manage transaction authorizations, among other functions. Discover Network works with a number of vendors to maintain our connectivity in support of POS authorizations. This connectivity also enables merchants to receive timely payment for their Discover Network card transactions.
Our approach to technology development and management involves both third-party and in-house resources. We use third-party vendors for basic technology services (e.g., telecommunications, hardware and operating systems) as well as for processing and other services for our direct banking and payment services businesses. We subject each vendor to a formal approval process to ensure that the vendor can assist us in maintaining a cost-effective and reliable technology platform. We use our in-house resources to build, maintain and oversee some of our technology systems. We believe this approach enhances our operations and improves cost efficiencies.
Seasonality
In our credit card business, we experience fluctuations in transaction volumes and the level of loan receivables as a result of higher seasonal consumer spending and payment patterns around the winter holidays, summer vacations and back-to-school periods. In our student loan business, our loan disbursements peak at the beginning of a school's academic semester or quarter. Although there is a seasonal impact to transaction volumes and the level of student and credit card loan receivables, seasonal trends have not caused significant fluctuations in our results of operations or credit quality metrics between quarterly and annual periods.
Revenues in our Diners Club business are generally higher in the first half of the year as a result of Diners Club's tiered pricing system where licensees qualify for lower royalty rate tiers as cumulative volume grows during the course of the year.

Competition
We compete with other consumer financial services providers and payment networks on the basis of a number of factors, including brand, reputation, customer service, product offerings, incentives, pricing and other terms. Our credit card business also competes on the basis of reward programs and merchant acceptance. We compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, Capital One, JPMorgan Chase and Citi) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. In comparison to our largest credit card competitors, our strengths include cash rewards, conservative portfolio management and strong customer service. Competition based on cash rewards programs, however, has increased in the past year. Our student loan product competes for customers with Sallie Mae, Wells Fargo and JPMorgan Chase, as well as other financial institutions that offer student loans. Our personal loan product competes for customers primarily with JPMorgan Chase, Capital One, Wells Fargo and Citi.
Although our student and personal loan receivables have increased, our credit card receivables continue to represent most of our receivables. The credit card business is highly competitive. Some of our competitors offer a wider variety of loan products than we do, including automobile and home loans, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. Some of our competitors enjoy greater financial resources, diversification and scale than we do, and are therefore able to invest more in initiatives to attract and retain customers, such as advertising, targeted marketing, account acquisitions and pricing competition in interest rates, annual fees, reward programs and low-priced balance transfer programs. In addition, some of our competitors have assets such as branch locations and co-brand relationships that may help them compete more effectively. Another competitive factor in the credit card business is the increasing use of debit cards as an alternative to credit cards for purchases.
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
In our payment services business, we compete with other networks for volume and to attract third-party issuers to issue credit, debit and prepaid cards on the Discover, PULSE and Diners Club networks. We generally compete on the basis of customization of services and various pricing strategies, including incentives and rebates. We also compete on the basis of issuer interchange fees, fees paid to networks (including switch fees), merchant acceptance, network functionality, customer perception of service quality, brand image, reputation and market share. The Diners Club and Discover networks' primary competitors are Visa, MasterCard and American Express, and PULSE's network competitors include Visa's Interlink, MasterCard's Maestro and First Data's STAR. American Express is a particularly strong competitor to Diners Club as both cards target international business travelers. As the payments industry continues to evolve, we are also facing increasing competition from new entrants to the market, such as online networks, telecom providers and other providers, that leverage new technologies and a customer's existing deposit and credit card accounts and bank relationships to create payment or other fee-based solutions.
In our direct-to-consumer deposits business, we have acquisition and servicing capabilities similar to other direct competitors, including Nationwide, USAA, Ally Financial, American Express, Capital One Direct, ING Direct and Sallie Mae. We also compete with traditional banks and credit unions that source deposits through branch locations. We seek to differentiate our deposit product offerings on the basis of brand reputation, convenience, customer service, and value.
For more information regarding the nature of and the risks we face in connection with the competitive environment for our products and services, see the following in "Risk Factors:" "We face competition from other consumer financial service providers, and we may not be able to compete effectively, which could result in fewer customers and lower account balances and could materially adversely affect our financial condition, cash flows and results of operations;" "We incur considerable expenses in competing with other consumer financial service providers, and many of our competitors have greater financial resources than we do, which may place us at a competitive disadvantage and negatively affect our financial results;" "We face competition from other operators of payment networks, and we may not be able to compete effectively, which could result in reduced transaction volume, limited merchant acceptance of our cards, limited issuance of cards on our networks by third parties and materially reduced earnings;" and "An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business."

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
Employees
As of January 20, 2012, we employed approximately 11,650 individuals.
Risk Management
The understanding, identification and management of risk are important elements to our success. Accordingly, we maintain a comprehensive risk management program to identify, measure, monitor, evaluate, manage and report on the principal risks we assume in conducting our activities. These risks include credit, market, liquidity, operational, compliance and legal, and strategic risks.
Enterprise Risk Management Principles
Our enterprise risk management philosophy is to ensure that all relevant risks inherent in our business activities are appropriately identified, measured, monitored, evaluated, managed and reported. Our enterprise risk management philosophy is expressed through five key principles that guide our approach to risk management: comprehensiveness, accountability, independence, defined risk appetite and strategic limits, and transparency.
Comprehensiveness. We seek to maintain a comprehensive framework for managing risk enterprise wide, including policies, risk management processes, monitoring, and reporting. Our framework is designed to be comprehensive with respect to our reporting segments and their control and support functions, and it extends across all risk types.
Accountability. We structure accountability along the principles of risk management execution, oversight and independent validation. Our business units hold primary accountability for management of the risks to which their businesses are exposed. Our principles apply across all businesses and risk types.
Independence. We maintain independent risk and control functions including our corporate risk management, law and compliance, and internal audit departments. Our Corporate Risk Officer, who leads our corporate risk management department, is appointed by our Board of Directors and is accountable for providing an independent perspective on the risks to which we are exposed; how well management is identifying, assessing and managing risk; and the capabilities we have to manage risk across the enterprise.
Defined Risk Appetite and Strategic Limits. Our Board of Directors approves a risk appetite and strategic limit framework, which establishes an acceptable level of risk taking, considering desired financial returns and other objectives. To that end, management sets, maintains and enforces policies, as well as limits and escalation triggers, that are consistent with our risk appetite and strategic limits framework.
Transparency. Our risk management framework seeks to provide transparency of exposures and outcomes and is core to our risk culture and operating style. We provide transparency through our risk committee structure, processes for escalating risk incidents, and risk reporting at each level, including quarterly reports to our Risk Committee and the Audit and Risk Committee of our Board of Directors.
Risk Management Roles and Responsibilities
Responsibility for risk management is held at several different levels, including our Board of Directors, the Audit and Risk Committee of our Board of Directors, our Risk Committee, our Chief Executive Officer, our Corporate Risk Officer, our corporate risk management department, our legal and compliance department and our internal audit department.
Board of Directors. Our Board of Directors is responsible for: (i) approval of certain risk management policies, (ii) approval of our risk appetite and strategic limit framework, (iii) oversight of our strategic plan, and (iv) appointment of our Corporate Risk Officer.
Audit and Risk Committee of our Board of Directors. The Audit and Risk Committee of our Board of Directors reviews reports from management on our enterprise-wide risk management program. The Committee also reviews with management the framework for assessing and managing our risk exposures and the steps management has taken to monitor and control such risk exposures. The Committee also reviews reports from management on the status of and changes to risk exposures, policies, procedures and practices.
Risk Committee. Our Risk Committee is a management-level committee, authorized by the Audit and Risk Committee of our Board of Directors and chaired by our Corporate Risk Officer, that provides a forum for our senior management team to review and discuss credit, market, liquidity, operational, legal and compliance, and strategic risks across the company and for each business unit. Risk Committee membership consists of all members of the Executive Committee and the Corporate Risk Officer. The Committee regularly reports to the Audit and Risk Committee of our Board of Directors on risks and risk management. Our Risk Committee has formed a number of committees to assist it in carrying out its responsibilities. Each committee is guided by a charter that defines the mandates of the committee in further detail. These committees, made up of representatives from senior levels of management, escalate issues to our Risk Committee as necessary. These risk management committees include the Asset/Liability Management Committee, the Capital Planning Committee, the Counterparty Credit Committee, the Discover Bank Credit Committee, the Discover Bank Pricing Committee, the Payment Services Steering Committee, the New Initiatives Committee, the Operational Risk Committee and the Privacy and Policy Committee.
Chief Executive Officer. Our Chief Executive Officer is ultimately responsible for our risk management. In that capacity, our Chief Executive Officer establishes our risk management culture and ensures the business operates in accordance with our risk culture. Our Corporate Risk Officer reports to our Chief Executive Officer.
Senior Executive Officers. Our senior executive officers are responsible for ensuring their business units operate within established risk limits. They are also responsible for identifying risks; explicitly considering risk when developing strategic plans, budgets and new products; and implementing appropriate risk controls when pursuing business strategies and objectives. Senior executive officers also coordinate with our corporate risk management department to produce relevant, sufficient, accurate and timely risk reporting that is consistent with the processes and methodology established by our corporate risk management department. In addition, our senior executive officers are responsible for ensuring that sufficient financial resources and qualified personnel are deployed to manage the risks inherent in our business activities.
Corporate Risk Officer. Our Corporate Risk Officer chairs our Risk Committee and manages our corporate risk management department. Our Corporate Risk Officer is responsible for establishing and implementing standards for the identification, management and measurement of risk on an enterprise-wide basis, as well as for monitoring and reporting such risks.
Corporate Risk Management. Our corporate risk management department is led by our Corporate Risk Officer and supports business units by providing objective oversight of our risk profile and ensuring risks are managed as defined by policy. Our corporate risk management department also provides risk management tools and policies, and aggregates and reports our risks to our Board of Directors, the Audit and Risk Committee of our Board of Directors and our Risk Committee.
Law and Compliance Department. Our law and compliance department is responsible for establishing and maintaining a compliance program that includes compliance risk identification, assessment, policy development, monitoring, testing, training and reporting activities. Through collaboration with business units, our law and compliance department incorporates a commitment to compliance in our day-to-day activities. Our Chief Compliance Officer reports to our General Counsel.
Internal Audit Department. Our internal audit department is responsible for performing periodic, independent reviews and testing of compliance with our risk management policies and standards, performing assessments of the design and operating effectiveness of these policies and standards, and validating that all risk management controls are functioning as intended. The head of our internal audit department reports to the Audit and Risk Committee of our Board of Directors.
Risk Appetite and Strategic Limit Structure
Our risk appetite and strategic limit structure establishes the amount of risk, on a broad level, that we are willing to accept in pursuit of shareholder value. It reflects our risk management philosophy and, in turn, influences our culture and operating style. Our determination of risk appetite and strategic limits is directly linked to our strategic planning process and is consistent with our aspirations and mission statement. Risk appetite expressions and strategic limits are categorized by risk type, cascade through our committees and business units, and are incorporated into business decisions, reporting and day-to-day business discussions. Our risk appetite expressions and strategic limits also serve as tools to preclude business activities that are inconsistent with our long-term goals. Our risk appetite and strategic limit structure is approved by our Board of Directors.
Management and our corporate risk management department monitor approved limits and escalation triggers to ensure that the business is operating within the expressed risk appetite and strategic limits. Risk limits are monitored and reported on to various risk committees and our Board of Directors, as appropriate. Through ongoing monitoring of risk exposures, management is able to identify appropriate risk response and mitigation strategies in order to react dynamically to changing conditions.
Risk Categories
Our risk management program is organized around six major risk categories: credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk. We evaluate the potential impact of a risk event on the company by assessing the financial impact, the impact to our reputation, the legal and regulatory impact, and the client/customer impact. In addition, we have established various policies to help govern these risks.

Credit Risk. Credit risk arises from the potential that a borrower or counterparty will fail to perform on an obligation. Our credit risk includes consumer credit risk and counterparty credit risk. Consumer credit risk is primarily incurred by issuing loans to consumers. Counterparty credit risk is incurred through a number of activities including settlement, certain marketing programs, treasury and asset/liability management, network incentive programs, vendor relationships and insurers.
Management of consumer credit risk is the primary responsibility of the Discover Bank Credit Committee. The responsibilities of the Discover Bank Credit Committee include: (i) establishing consumer credit risk philosophy and tolerance; (ii) establishing procedures for implementing and ensuring compliance with risk identification, measurement, monitoring, and management policies and procedures for consumer credit risk management; and (iii) reviewing, on a periodic basis, aggregate risk exposures and efficacy of risk measurement, monitoring and management policies and procedures within the credit risk management department.
Counterparty credit risk is managed through our Counterparty Credit Committee. Our Counterparty Credit Committee's responsibilities include: (i) establishing an enterprise-wide approach to counterparty credit risk management through a program for the identification, measurement, management and reporting of counterparty credit risks; (ii) providing oversight for controls, limits, thresholds and governance processes related to our ongoing management of counterparty credit risks; (iii) reviewing our enterprise-wide portfolio of counterparty risks and ensuring those risks remain within our tolerances; and (iv) approving acceptance of and limits for counterparties that represent significant exposure to us.
Market Risk. Market risk is the risk to our financial condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates, credit spreads or equity prices. We are exposed to various types of market risk, in particular interest rate risk and other risks that arise through the management of our investment portfolio. Market risk exposures are managed through the Asset/Liability Management Committee. The responsibilities of our Asset/Liability Management Committee include: (i) maintaining oversight and responsibility for all risks associated with the asset/liability management process, including risks associated with liquidity and funding, market risk and our investment portfolio; and (ii) recommending limits to be included in our risk appetite and limit structure.
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
Operational Risk. Operational risk arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud or external events will result in reputational harm or losses. Operational risk also arises from model risk, which is the potential that we will incur a financial loss, make incorrect business decisions or cause damage to our reputation as a result of: (i) errors in financial and decision model design and development, (ii) misapplication of financial or decision models, or (iii) errors in the financial and decision model production process. We further differentiate operational risk into the following sub-categories: theft and fraud; employment practices and workplace safety; customer, products and business practices; technology; physical asset and data security; processing; financial and reporting; and external provider.
Operational risk exposures are managed through a combination of business line management and enterprise-wide oversight. Enterprise-wide oversight is provided through our Operational Risk Committee. Responsibilities of our Operational Risk Committee include: (i) establishing and communicating operational risk policies, tolerance and philosophy; (ii) establishing procedures for implementing our operational risk measurement, monitoring and management policies; and (iii) reviewing aggregate risk exposures and the efficacy of our risk identification, measurement, monitoring and management policies and procedures, and related controls within our business units. In addition, model risk is managed through a model governance process and models are subject to independent validation.
Compliance and Legal Risk. Compliance risk is the operational risk of legal or regulatory sanctions, financial loss or damage to reputation resulting from failure to comply with laws, regulations, rules, other regulatory requirements, or codes of conduct and other standards of self-regulatory organizations applicable to us. Legal risk arises, in part, from the potential that unenforceable contracts, lawsuits or adverse judgments can disrupt or otherwise negatively affect our operations or condition. These risks are inherent in all of our businesses. Both compliance and legal risk are sub-sets of operational risk but are recognized as a separate and complementary risk category by us given their importance and the specific capabilities and resources we deploy to manage these risk types effectively.
Compliance and legal risk exposures are actively and primarily managed by our business units in conjunction with our law and compliance department. Our compliance program governs the management of compliance risk. Our Risk Committee oversees our compliance and legal risk management. Our law and compliance department provides independent oversight for all of our compliance and legal risk management activities. Our law and compliance department coordinates with our corporate risk management department for the management of compliance and legal risks by reporting and escalating material incidents, completing risk and control self-assessments, and monitoring and reporting key risk indicators.

Strategic Risk. Strategic risk can arise from adverse business decisions, improper implementation of decisions, unanticipated economic events, failure to anticipate and respond to industry changes (including legislative and regulatory changes), failure to create and maintain a competitive business model, and failure to attract and profitably serve customers. Our Executive Committee actively manages strategic risk through the development, implementation and oversight of our business strategies, including the development of budgets and business plans. Our business units take and are accountable for managing strategic risk in pursuit of their objectives. In addition, the assessment of strategic risk is an important consideration of various sub-committees of our Risk Committee. For example, the strategic and other risks associated with new products or services are reviewed and reported on by our New Initiatives Committee and our Payment Services Steering Committee.
Our corporate risk management department also plays an important role in the management of strategic risk by: (i) overseeing the objective setting and strategic planning processes from a risk perspective, to gain comfort that strategic risks have been adequately considered in the setting of objectives and development of strategies; (ii) providing an independent risk perspective to the new initiatives process; and (iii) assessing if there is effective alignment of management's proposed long-term strategic objectives with the risk appetite and strategic limits approved by our Board of Directors.
Capital Planning
Our capital planning and capital adequacy assessment process is designed to ensure capital adequacy against identified risks. The Capital Planning Committee, which is chaired by the Chief Operating Officer, oversees the development of our strategic capital plans. Our plans are reviewed and approved by our Board of Directors.
Risk Management Review of Compensation
Our employee compensation program is designed to appropriately balance risk and reward without encouraging imprudent risk-taking. Our Corporate Risk Officer leads periodic risk assessments of our compensation plans and reports results to the Compensation Committee of our Board of Directors.
Supervision and Regulation
General
Our operations are subject to extensive regulation, supervision and examination under U.S. federal, state and foreign laws and regulations. As a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act, we are subject to the supervision, examination and regulation of the Federal Reserve. As a large provider of consumer financial services, we are subject to the supervision, examination and regulation of the Consumer Financial Protection Bureau ("CFPB").
We operate two banking subsidiaries, each of which is in the United States. Discover Bank, our main banking subsidiary, offers credit card loans, student loans and personal loans, as well as certificates of deposit, savings accounts and other types of deposit accounts. Discover Bank is chartered and regulated by the Office of the Delaware State Bank Commissioner (the “Delaware Commissioner”), and is also regulated by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits up to applicable limits and serves as the bank's primary federal banking regulator. Our other bank, Bank of New Castle, is also chartered and regulated by the Delaware Commissioner and insured and regulated by the FDIC.
Bank Holding Company Regulation
Permissible activities for a bank holding company include those activities that are so closely related to banking as to be a proper incident thereto, such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a bank holding company if conducted for or on behalf of the bank holding company or any of its affiliates. Impermissible activities for bank holding companies include activities that are related to commerce such as retail sales of nonfinancial products.
A financial holding company and the non-bank companies under its control are permitted to engage in activities considered financial in nature, incidental to financial activities, or complementary to financial activities, if the Federal Reserve determines that such activities pose no risk to the safety or soundness of depository institutions or the financial system in general.
Being a financial holding company under the Gramm-Leach-Bliley Act requires that the depository institutions that we control meet certain criteria, including capital, management and Community Reinvestment Act requirements. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) enacted in July 2010, we are required to meet certain capital and management criteria to maintain our status as a financial holding company. If we or our depository institutions were to fail to continue to meet the criteria for financial holding company status, we could, depending on which requirements we failed to meet, face restrictions on new financial activities or acquisitions and/or be required to discontinue existing activities that are not generally permissible for bank holding companies.
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
The Reform Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms. Bank holding companies with $50 billion or more in total consolidated assets, including Discover, are considered systemically significant under the Reform Act and are subject to heightened prudential standards to be established by the Federal Reserve. The Reform Act could have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, limiting fees we can charge for services, requiring us to meet more stringent capital, liquidity and leverage ratio requirements (including those under Basel III), impacting the value of our assets, or otherwise adversely affecting our businesses. For more information regarding the Reform Act, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment and Developments” and “Risk Factors.”
Capital, Dividends and Share Repurchases
We, Discover Bank and Bank of New Castle are subject to capital adequacy guidelines adopted by federal banking regulators, which include maintaining minimum capital and leverage ratios for capital adequacy and higher ratios to be deemed "well-capitalized." As a bank holding company, we are required to maintain Tier 1 and total capital equal to at least 4% and 8% of our total risk-weighted assets, respectively. We are also required to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 4% to 5%, depending upon criteria defined and assessed by the Federal Reserve. Further, under the Federal Reserve's annual capital plan requirements, we are required to demonstrate that under stress scenarios we will maintain a Tier 1 common ratio (meaning the ratio of Tier 1 common capital to total risk-weighted assets) above 5%. At November 30, 2011, Discover Financial Services met all requirements to be deemed “well-capitalized.” For related information regarding our bank subsidiaries, see "-FDIA" below.
Current or future regulatory initiatives may require us to hold more capital in the future. In December 2011, the Federal Reserve issued proposed rules to implement heightened prudential standards for large bank holding companies, including us, as required by the Reform Act, including risk-based capital and leverage standards. In November 2011, the Federal Reserve issued a final rule requiring the submission of annual capital plans to the Federal Reserve for its review and non-objection. The instructions accompanying the Federal Reserve's final rule regarding capital plans indicate that the Federal Reserve expects covered companies to show that they can achieve “readily and without difficulty the ratios required by the Basel III framework as they would come into effect in the United States.” For more information regarding recent regulatory initiatives, see “- Regulatory Environment and Developments - Capital and Liquidity.”
There are various federal and state law limitations on the extent to which our banking subsidiaries can provide funds to us through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, and general federal and state regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as our banking subsidiaries, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. For more information, see “-FDIA” below.
Additionally, as referred to above, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over the planning horizon. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, is subject to the Federal Reserve's review and non-objection of our annual capital plan. In certain circumstances, we will not be able to make a capital distribution unless the Federal Reserve has approved such distribution. For additional information regarding capital, dividends and share repurchases, see "Risk Factors - We may be limited in our ability to pay dividends and repurchase our common stock," "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," “Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment and Developments - Capital and Liquidity,” "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital" and Note 19: Capital Adequacy to our consolidated financial statements.
FDIA
The Federal Deposit Insurance Act (the “FDIA”) imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution's capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At November 30, 2011, Discover Bank and Bank of New Castle met all applicable requirements to be deemed “well-capitalized.” As noted above, recently-issued Federal

Reserve rules and additional future rulemaking, including with respect to implementation of Basel III, could alter the capital adequacy framework for covered banking organizations.
The FDIA also prohibits any depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. For a capital restoration plan to be acceptable, among other things, the depository institution's parent holding company must guarantee that the institution will comply with the capital restoration plan.
If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.
Each of our banking subsidiaries may also be held liable by the FDIC for any loss incurred, or reasonably expected to be incurred, due to the default of the other U.S. banking subsidiary and for any assistance provided by the FDIC to the other U.S. banking subsidiary that is in danger of default.
The FDIA prohibits a bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is "well-capitalized," or it is "adequately capitalized" and receives a waiver from the FDIC. A bank that is "adequately capitalized" and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is "well-capitalized." As of November 30, 2011, Discover Bank and Bank of New Castle each met the FDIC's definition of a "well-capitalized" institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity. For more information, see “Risk Factors - An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.”
The FDIA also affords FDIC-insured depository institutions, such as Discover Bank and Bank of New Castle, the ability to “export” favorable interest rates permitted under the laws of the state where the bank is located. Discover Bank and Bank of New Castle are both located in Delaware and, therefore, charge interest on loans to out-of-state borrowers at rates permitted under Delaware law, regardless of the usury limitations imposed by the state laws of the borrower's residence. Delaware law does not limit the amount of interest that may be charged on loans of the type offered by Discover Bank or Bank of New Castle. This flexibility facilitates the current nationwide lending activities of Discover Bank and Bank of New Castle.
The FDIA subjects us to deposit insurance assessments. Under the Reform Act, in order to bolster the reserves of the Deposit Insurance Fund, the minimum reserve ratio set by the FDIC was increased to 1.35%. The FDIC recently set a reserve ratio of 2%, 65 basis points above the statutory minimum. The FDIC has also approved two rules that amend its deposit insurance regulations. The first implements a provision of the Reform Act that changes the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity. The second revises the risk-based assessment system for all large insured depository institutions (generally, institutions with at least $10 billion in total assets, including Discover Bank) to one based on a scorecard method. Further increases may occur in the future. The Reform Act has removed the statutory cap for the reserve ratio, leaving the FDIC free to set a cap in the future.
Acquisitions and Investments
Since we are a bank holding company, and Discover Bank and Bank of New Castle are insured depository institutions, we are subject to banking laws and regulations that limit the types of acquisitions and investments that we can make. In addition, certain permitted acquisitions and investments that we seek to make are subject to the prior review and approval of our banking regulators, including the Federal Reserve and FDIC. Our banking regulators have broad discretion on whether to approve proposed acquisitions and investments. In deciding whether to approve a proposed acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, and future prospects including current and projected capital ratios and levels; the competence, experience, and integrity of management and record of compliance with laws and regulations; the convenience and needs of the communities to be served, including our record of compliance under the Community Reinvestment Act; and our effectiveness in combating money laundering.
In addition, certain acquisitions of our voting stock may be subject to regulatory approval or notice under U.S. federal or Delaware state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval under the Change in Bank Control Act, the Bank Holding Company Act and the Delaware Change in Bank Control provisions, which prohibit any person or company from acquiring control of us without, in most cases, the prior written approval of each of the FDIC, the Federal Reserve and the Delaware Commissioner.
Consumer Financial Services
The relationship between us and our U.S. customers is regulated extensively under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") and the Reform Act. Moreover, our U.S. banking subsidiaries are subject to the Servicemembers Civil Relief Act, which protects persons called to active military service and their dependents from undue hardship resulting from their military service. The Servicemembers Civil Relief Act applies to all debts incurred prior to the commencement of active duty (including credit card and other open-end debt) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability. These and other federal laws, among other things, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, require safe and sound banking operations, prohibit unfair and deceptive trade practices, restrict our ability to raise interest rates, and subject us to increased regulatory oversight. State, and in some cases local, laws also may regulate in these areas as well as the areas of collection practices and provide other additional consumer protections.
Violations of applicable consumer protection laws can result in significant potential liability in litigation by customers, including civil monetary penalties, actual damages, restitution and attorneys' fees. Federal banking regulators, as well as state attorneys general and other state and local consumer protection agencies, also may seek to enforce consumer protection requirements and obtain these and other remedies.
The CARD Act was enacted in 2009, but most of the requirements became effective in 2010. The CARD Act made numerous changes to the Truth in Lending Act, requiring us to make fundamental changes to many of our business practices, including marketing, underwriting, pricing and billing. The CARD Act's restrictions on our ability to increase interest rates on existing balances to respond to market conditions and credit risk ultimately limits our ability to extend credit to new customers and provide additional credit to current customers. Other CARD Act restrictions have resulted and will continue to result in reduced interest income and loan fee income. For more information, see “Risk Factors - The Credit Card Accountability Responsibility and Disclosure Act of 2009 restricts our business practices and negatively impacts our results of operations.”
The Reform Act established the CFPB, which regulates consumer financial products and services provided by certain financial services providers, including Discover. In July 2011, many consumer financial protection functions formerly assigned to the federal banking and other agencies transferred to the CFPB. For more information, see “Risk Factors - The Consumer Financial Protection Bureau may increase our compliance costs and have a significant impact on our business” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment and Developments - Consumer Financial Services.”
Payment Networks
We operate the Discover and PULSE networks, which deliver switching and settlement services to financial institutions and other program participants for a variety of ATM, POS and other electronic banking transactions. These operations are regulated by certain federal and state banking, privacy and data security laws. Moreover, the Discover and PULSE networks are subject to examination under the oversight of the Federal Financial Institutions Examination Council, an interagency body composed of the federal bank and thrift regulators, and the National Credit Union Association. In addition, as our payments business has expanded globally through Diners Club, we are subject to government regulation in countries in which our networks operate or our cards are used, either directly or indirectly through regulation affecting Diners Club network licensees. Changes in existing federal, state or international regulation could increase the cost or risk of providing network services, change the competitive environment, or otherwise materially adversely affect our operations. The legal environment regarding privacy and data security is particularly dynamic, and any unpermitted disclosure of confidential customer information could have a material adverse impact on our business, including loss of consumer confidence.
The Reform Act contains several provisions that may affect the business practices, network transaction volume, revenue, and prospects for future growth of PULSE, our debit card business. The Reform Act requires that merchants control the routing of debit transactions, and that interchange fees received by certain payment card issuers on debit card transactions be “reasonable and proportional” to the issuer's cost in connection with such transactions, as determined by the Federal Reserve. The Reform Act also requires the Federal Reserve to restrict debit card networks and issuers from requiring debit card transactions to be processed solely on a single payment network or two or more affiliated networks, or from requiring that transactions be routed over certain networks. For information regarding implementation of these provisions and potential impacts on our debit card business, see “Risk Factors - Legislative and regulatory reforms related to the debit card market may have a significant impact on our PULSE network business and may result in decreases in our PULSE network volume and revenue” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory

Environment and Developments - Payment Networks.”
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
Sanctions Programs
We have a program designed to comply with applicable economic and trade sanctions programs, including those administered and enforced by the U.S. Department of the Treasury's Office of Foreign Assets Control. These sanctions are usually targeted against foreign countries, terrorists, international narcotics traffickers and those believed to be involved in the proliferation of weapons of mass destruction. These regulations generally require either the blocking of accounts or other property of specified entities or individuals, but they may also require the rejection of certain transactions involving specified entities or individuals. We maintain policies, procedures and other internal controls designed to comply with these sanctions programs.

Executive Officers of the Registrant
Set forth below is information concerning our executive officers, each of whom is a member of our Executive Committee.

Name	Age	Position

David W. Nelms	50	Chairman and Chief Executive Officer

Roger C. Hochschild	47	President and Chief Operating Officer

R. Mark Graf	47	Executive Vice President and Chief Financial Officer

Kathryn McNamara Corley	51	Executive Vice President, General Counsel and Secretary

Carlos Minetti	49	Executive Vice President, President - Consumer Banking and Operations

Diane E. Offereins	54	Executive Vice President, President - Payment Services

Mary Oleksiuk	50	Senior Vice President and Chief Human Resources Officer

James V. Panzarino	59	Executive Vice President and Chief Credit Risk Officer

Glenn Schneider	50	Senior Vice President and Chief Information Officer

Harit Talwar	51	Executive Vice President, President - U.S. Cards

David W. Nelms has served as our Chairman since January 2009 and our Chief Executive Officer since 2004, and was also our Chairman from 2004 until our spin-off from Morgan Stanley in 2007. He was our President and Chief Operating Officer from 1998 to 2004. Prior to joining us, Mr. Nelms worked at MBNA America Bank from 1990 to 1998, most recently as Vice Chairman. Mr. Nelms holds a Bachelor's of Science degree in Mechanical Engineering from the University of Florida and an M.B.A. from Harvard Business School.
Roger C. Hochschild has served as President and Chief Operating Officer since 2004, and was Executive Vice President, Chief Marketing Officer from 1998 to 2001. From 2001 to 2004, Mr. Hochschild was Executive Vice President, Chief Administrative Officer and Chief Strategic Officer of our former parent Morgan Stanley. Mr. Hochschild holds a Bachelor's degree in Economics from Georgetown University and an M.B.A. from the Amos Tuck School at Dartmouth College.
R. Mark Graf has served as Executive Vice President, Chief Financial Officer and Chief Accounting Officer since April 2011. Prior to joining us, Mr. Graf was an investment advisor with Aquiline Capital Partners, a private equity firm specializing in investments in the financial services industry. From 2006 to 2008, Mr. Graf was a partner at Barrett Ellman Stoddard Capital. Mr. Graf was Executive Vice President and Chief Financial Officer for Fifth Third Bank from 2004 to 2006, after having served as its Treasurer from 2001 to 2004. He holds a Bachelor's degree from the Wharton School of the University of Pennsylvania.
Kathryn McNamara Corley has served as Executive Vice President, General Counsel and Secretary since February 2008. Prior thereto, she served as Senior Vice President, General Counsel and Secretary since 1999. Prior to becoming General Counsel, Ms. Corley was Managing Director for our former parent Morgan Stanley's global government and regulatory relations. Ms. Corley holds a Bachelor's degree in Political Science from the University of Southern California and a J.D. from George Mason University School of Law.
Carlos Minetti has served as Executive Vice President, President - Consumer Banking and Operations since April 2010. Prior thereto, he served as Executive Vice President, Cardmember Services and Consumer Banking, and since September 2006, Executive Vice President, Cardmember Services and Risk Management. Prior to joining us as Executive Vice President, Cardmember Services in January 2001, Mr. Minetti worked in card operations and risk management for American Express from 1987 to 2000, most recently as Senior Vice President. Mr. Minetti holds a Bachelor's of Science degree in Industrial Engineering from Texas A & M University and an M.B.A. from the University of Chicago.
Diane E. Offereins has served as Executive Vice President, President - Payment Services since April 2010. Prior thereto, she served as Executive Vice President, Payment Services since December 2008 and Executive Vice President and
Chief Technology Officer since 1998. In addition, she was appointed to oversee the PULSE network in 2006. From 1993 to 1998, Ms. Offereins was at MBNA America Bank, most recently as Senior Executive Vice President. Ms. Offereins holds a Bachelor's of Business Administration degree in Accounting from Loyola University.

Mary Oleksiuk has served as Senior Vice President and Chief Human Resources Officer since October 2011. Prior to joining us, Ms. Oleksiuk served as Senior Vice President, Global Human Resources, with Alberto Culver Company. From 2005 to 2007, Ms. Oleksiuk was an officer with Limited Brands where she served as Executive Vice President, Human Resources, for the Bath & Body Works division from 2006 to 2007. Ms. Oleksiuk holds a Bachelor’s degree from Wayne State University and a Master’s degree from the University of Illinois.
James V. Panzarino has served as Executive Vice President and Chief Credit Risk Officer since December 2009. Prior thereto, he served as Senior Vice President and Chief Credit Risk Officer from 2006 to 2009, and Senior Vice President, Cardmember Assistance, from 2003 to 2006. Prior to joining us, Mr. Panzarino was Vice President of External Collections and Recovery at American Express from 1998 to 2002. Mr. Panzarino holds a Bachelor's degree in Business Management and Communication from Adelphi University.
Glenn Schneider has served as Senior Vice President and Chief Information Officer since December 2008, and was appointed to our Executive Committee in December 2009. From 2003 to 2008, he was Senior Vice President, Application Development, and from 1998 to 2003, he served as Vice President, Marketing Applications. Mr. Schneider joined us in 1993. He holds a Bachelor's degree in Economics/Computer Science and a minor in Statistics from Northern Illinois University.
Harit Talwar has served as Executive Vice President, President - U.S. Cards since April 2010. Prior thereto, he served as Executive Vice President, Card Programs and Chief Marketing Officer since December 2008 and Executive Vice President, Discover Network since December 2003. From 2000 to 2003, Mr. Talwar was Managing Director for our international business. Mr. Talwar held a number of positions at Citigroup from 1985 to 2000, most recently as Country Head, Consumer Banking Division, Poland. Mr. Talwar holds a B.A. Hons degree in Economics from Delhi University in India and an M.B.A. from the Indian Institute of Management, Ahmedabad.

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
Economic conditions have had and could have a material adverse effect on our business, results of operations, financial condition and stock price.
While certain economic conditions in the United States have shown signs of improvement, economic growth has been slow and uneven as consumers continue to be affected by high unemployment rates and depressed housing values. In addition, recent concerns and events such as economic uncertainty surrounding financial regulatory reform and its effect on the revenues of financial services companies, U.S. debt and budget matters and the sovereign debt crisis in Europe, may continue to impact economic recovery and the financial services industry. A prolonged period of slow economic growth or a significant deterioration in economic conditions would likely affect the ability and willingness of customers to pay amounts owed to us. A customer's ability to repay us also can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other consumer loans. Although delinquencies and charge-offs declined significantly in 2011, we believe that we are experiencing historical lows in these rates and that they are likely to increase. In addition, if economic conditions do not improve, these rates may increase more than expected. The over 30 days delinquent rate was 2.30% at November 30, 2011, down from 3.89% at November 30, 2010, and the full-year net charge-off rate was 3.99% for 2011, down from 7.57% for 2010.
As our delinquency and charge-off rates rise, we expect to increase our allowance for loan losses. Due in part to improvements in certain economic indicators, our provision for loan losses has declined substantially, to $1.0 billion for the 2011 fiscal year, as compared to $3.2 billion for the 2010 fiscal year. Lower levels of delinquency and charge-offs reduced our reserve requirements and led to reserve releases in 2011, which significantly contributed to our net income growth. Growth in our loan portfolio, along with stagnant or worsening economic conditions, would contribute to rising delinquency and charge-offs and increases in our allowance for loan losses, which could negatively impact our net income.
Our business is always influenced by economic conditions. Poor economic conditions not only affect the ability and willingness of customers to pay amounts owed to us, increasing delinquencies, charge-offs and allowance for loan losses as described above, but can also reduce the usage of our cards and the average purchase amount of transactions on our cards, which reduces our interest income and transaction fees. We rely heavily on interest income from our credit card business to generate earnings. Our interest income from credit card loans was $5.7 billion for the 2011 fiscal year, which was 80% of revenues (defined as net interest income plus other income), compared to $5.8 billion in the 2010 fiscal year, which was 88% of revenues.
Economic conditions may also cause our earnings to fluctuate and diverge from expectations of securities analysts and investors, who may have differing assumptions regarding their impact on our business and, therefore, may impact the trading price of our common stock.
The regulatory environment for the financial services industry is being significantly impacted by financial regulatory reform initiatives, which may adversely impact our business, results of operations and financial condition.
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”) contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Reform Act addresses risks to the economy and the payments system posed by large systemically significant financial firms, including us, through a variety of measures, including increased capital and liquidity requirements, limits on leverage, and enhanced supervisory authority. The Reform Act also establishes a new financial industry regulator, the Consumer Financial Protection Bureau (“CFPB”), and includes new requirements for debit card transactions, which impact our core businesses and are described in more detail below. Our banking regulators have introduced and continue to introduce new regulations and supervisory guidance and practices in response to the heightened Congressional and regulatory focus on financial services generally, increasing their scrutiny over us and the industry. Also, additional legislative or regulatory action that may impact our business may result from the multiple studies mandated under the Reform Act. We are unable to predict the nature, extent or impact of any additional changes to statutes or regulations, including the interpretation or implementation thereof, which may occur in the future.

The effect of the Reform Act and other regulatory initiatives on our business and operations could be significant, depending upon final implementing regulations, the actions of our competitors and the behavior of consumers and other marketplace participants. The Reform Act, other legislative and regulatory changes, and enhanced scrutiny by our regulators could have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, limiting fees we can charge for services, requiring us to meet more stringent capital, liquidity and leverage ratio requirements (including those under Basel III), impacting the value of our assets, increasing our cost or ability to access the securitization markets for our funding, or otherwise adversely affecting our businesses. The Reform Act, its implementing regulations, and any other significant financial regulatory reform initiatives could have a material adverse effect on our business, results of operations, cash flows and financial condition. A more comprehensive description of the Reform Act is contained in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment and Developments.”
For additional information regarding the risks we face in connection with the Reform Act and other laws and regulations, see the following risk factors below: "The Consumer Financial Protection Bureau may increase our compliance costs and have a significant impact on our business," "Legislative and regulatory initiatives related to the student loan market may have a significant impact on our strategy of profitably growing our student loan portfolio," "Legislative and regulatory reforms related to the debit card market may have a significant impact on our PULSE network business and may result in decreases in our PULSE network volume and revenue," "The Credit Card Accountability Responsibility and Disclosure Act of 2009 restricts our business practices and negatively impacts our results of operations," "If we are unable to securitize our receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition," "We may be limited in our ability to pay dividends and repurchase our common stock," "Laws, regulations, and supervisory guidance and practices, or the application thereof, may adversely affect our business, financial condition and results of operations," "Current and proposed regulation addressing consumer privacy and data use and security could inhibit the number of payment cards issued and increase our costs," and "Litigation and regulatory actions could subject us to significant fines, penalties and/or requirements resulting in increased expenses."
The Consumer Financial Protection Bureau may increase our compliance costs and have a significant impact on our business.
In July 2011, many consumer financial protection functions formerly assigned to the federal banking and other agencies transferred to the CFPB. The CFPB has a large budget and staff, and has broad authority with respect to the businesses in which we engage. It has authority to write regulations under federal consumer financial protection laws, and enforce those laws against and examine large financial institutions, including Discover, for compliance. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. In late 2011, the CFPB began tracking consumer complaints for credit cards and mortgages via an online process that is expected to expand to student loans in 2012. It has authority to prevent “unfair, deceptive or abusive” practices by issuing regulations or by using its enforcement authority without first establishing regulatory guidance.

Because the CFPB has been recently established and its Director has been only recently appointed, there is significant uncertainty as to how the CFPB will exercise and implement its regulatory, supervisory, examination and enforcement authority. Depending on how the CFPB functions and its areas of focus, it could have a material adverse impact on our businesses. The CFPB is expected to establish multiple divisions, each with its own rule writing and compliance examination specialists, to focus on businesses in which we engage or expect to engage (such as revolving loans, student loans, mortgages, other consumer loans and payments). Changes in regulatory expectations, interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties. In addition to increasing our compliance costs and potentially delaying our ability to respond to marketplace changes, actions by the CFPB could result in requirements to alter our products and services that would make our products less attractive to consumers and impair our ability to offer them profitably. Should the CFPB discourage the use of products we offer or steer consumers to other products or services that it deems to be preferable, we could suffer reputational harm and a loss of customers. The CFPB's authority to change regulations adopted in the past by other regulators (e.g., regulations issued under the Truth in Lending Act or the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, by the Federal Reserve), or to rescind or ignore past regulatory guidance, could increase our compliance costs and litigation exposure. Our litigation exposure may also be increased by the CFPB's authority to limit or ban pre-dispute arbitration clauses.

The Reform Act authorizes state officials to enforce regulations issued by the CFPB and to enforce the Reform Act's general prohibition against unfair, deceptive or abusive practices, and makes it more difficult than in the past for federal financial regulators to declare state laws that differ from federal standards to be preempted. To the extent that states enact requirements that differ from federal standards or state officials and courts adopt interpretations of federal consumer laws that differ from those adopted by the CFPB, we may be required to alter or cease offering products or services in some jurisdictions, which would increase compliance costs and reduce our ability to offer the same products and services to consumers nationwide, and we may be subject to a higher risk of state enforcement actions.

Legislative and regulatory initiatives related to the student loan market may have a significant impact on our strategy of profitably growing our student loan portfolio.

We have invested in the growth of our private student loan portfolio, including through the acquisition of SLC in December 2010 and the acquisition of additional private student loans in September 2011. Our total student loans have grown from $1.0 billion at November 30, 2010 to $7.3 billion at November 30, 2011. There is significant legislative and regulatory focus on the student loan market, including by the CFPB, which has made it a priority area of focus. Under the Reform Act, the CFPB and Department of Education (“DOE”) are required to prepare a report on private education loans and private educational lenders by July 2012 that examines, among other things, the private education loan market; underwriting criteria used by lenders; loan terms, conditions and pricing; consumer protections available to borrowers; and fair lending considerations. The Reform Act also created a "Private Education Ombudsman" within the CFPB to receive and attempt to informally resolve complaints about private student loans, and the CFPB plans to receive such complaints via its online consumer complaint system. In addition, the Obama Administration has made changes to the federal student loan program intended to make college more affordable and make it easier for students to repay their federal student loans. Congress or the Administration may take actions that impact the student loan market in the future, including as a result of the CFPB and DOE study. The possible impact of heightened scrutiny of the student loan market and its participants, including any resulting legislative and regulatory initiatives, is uncertain and may adversely impact the profitability and growth of our private student loan portfolio.
Legislative and regulatory reforms related to the debit card market may have a significant impact on our PULSE network business and may result in decreases in our PULSE network volume and revenue.
The Reform Act contains several provisions that may adversely affect our PULSE network's business practices, network transaction volume, revenue, and prospects for future growth. First, the Reform Act requires that interchange fees received by certain payment card issuers on debit card transactions be “reasonable and proportional” to the issuer's cost in connection with such transactions, as determined by the Federal Reserve. The Federal Reserve also has the power to regulate network fees to the extent necessary to prevent circumvention of interchange regulation under the Reform Act. In addition, the Reform Act requires the Federal Reserve to restrict debit card networks and issuers from requiring debit card transactions to be processed solely on a single payment network or two or more affiliated networks, or from requiring that transactions be routed over certain networks. The Federal Reserve issued final implementing regulations with respect to the interchange fee and routing provisions in June 2011, some of which became effective in October 2011. Regulations mandating that debit and prepaid card issuers participate in two or more unaffiliated payment networks take effect April 1, 2012. Discover Network and PULSE have modified operating rules, interchange fee schedules and existing agreements to ensure consistency with the Reform Act and Federal Reserve implementing regulations. PULSE has increased its processing capacity for potential additional volume.
The Reform Act requirements may significantly affect the debit card market, decrease prospects for future growth of debit products, negatively impact PULSE's transaction volume and revenue, and require costly system changes. For example, the network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affect PULSE's current business practices and may materially adversely affect its network transaction volume and revenue. Our transaction processing revenue was $180 million and $150 million for the years ended November 30, 2011 and 2010, respectively. The ultimate impact of these laws and regulations will depend upon the actions of our competitors and the behavior of other marketplace participants. For example, the National Retail Federation, the Food Marketing Institute, the National Association of Convenience Stores and two retailers have filed a federal lawsuit challenging the Federal Reserve implementing regulations and, in particular, the interchange fee provisions, on the grounds that, among other things, the Federal Reserve did not properly apply the Reform Act. It is uncertain how PULSE's business practices, network transaction volume, revenue, and prospects for future growth, as well as the debit card market as a whole, may be impacted by the industry's competitive response to these new requirements.

The Credit Card Accountability Responsibility and Disclosure Act of 2009 restricts our business practices and negatively impacts our results of operations.
The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") has required us to make fundamental changes to many of our business practices, including marketing, underwriting, pricing and billing. The CARD Act's restrictions on our ability to increase interest rates on existing balances to respond to market conditions and credit risk ultimately limits our ability to extend credit to new customers and provide additional credit to current customers. Other CARD Act restrictions with respect to allocation of payments on accounts and adjustments to interest rates have resulted and will continue to result in reduced interest income. We rely heavily on interest income. Our interest income from credit card loans was $5.7 billion for the 2011 fiscal year, which was 80% of revenues (defined as net interest income plus other income), compared to $5.8 billion in the 2010 fiscal year, which was 88% of revenues. The CARD Act's restrictions on late and other penalty fees have reduced our loan fee income and may impact our ability to deter late payments. Our loan fee income was $338 million for the 2011 fiscal year, compared to $340 million in the 2010 fiscal year, which was 5% of revenues in each year.
We have made changes to our pricing, credit and marketing practices designed to lessen the impact of the changes required by the CARD Act. The long-term impact of the CARD Act on credit card industry profitability generally, and on our business practices and revenues, continue to depend upon consumer behavior and the actions of our competitors, which remain difficult to predict. Consumers may generally choose to use credit cards less frequently or for smaller dollar amounts. We may have to reconsider certain strategies in order to remain competitive. For example, in the event of another market downturn, we may have to consider expense-reduction initiatives in order to offset our inability to generate increased interest and fee income due to the CARD Act's repricing restrictions. If the changes we have made and may make in the future to offset the impact of the CARD Act are not effective in the long term, they may have a material adverse effect on our business and results of operations.
We face competition from other consumer financial services providers, and we may not be able to compete effectively, which could result in fewer customers and lower account balances and could materially adversely affect our financial condition, cash flows and results of operations.
The consumer financial services business is highly competitive. We compete with other consumer financial services providers on the basis of a number of factors, including brand, reputation, customer service, product offerings, incentives, pricing and other terms. Competition in credit cards is also based on merchant acceptance and the value provided to the customer by rewards programs. Many credit card issuers have instituted rewards programs that are similar to ours, and, in some cases, are more attractive to customers than our programs. These competitive factors affect our ability to attract and retain customers, increase usage of our products, and maximize the revenue generated by our products. In addition, because most domestically issued credit cards, other than those issued by American Express, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant position and marketing and pricing power of Visa and MasterCard. If we are unable to compete successfully, or if competing successfully requires us to take aggressive actions in response to competitors' actions, our financial condition, cash flows and results of operations could be materially adversely affected.
We incur considerable expenses in competing with other consumer financial services providers, and many of our competitors have greater financial resources than we do, which may place us at a competitive disadvantage and negatively affect our financial results.
We incur considerable expenses in competing with other consumer financial services providers to attract and retain customers and increase usage of our products. A substantial portion of these expenses relates to marketing expenditures. We incurred expenses of $537 million and $463 million in the 2011 and 2010 fiscal years, respectively, for marketing and business development. Our consumer financial services products compete primarily on the basis of pricing, terms and service. Because of the highly competitive nature of the credit card issuing business, a primary method of competition among credit card issuers, including us, has been to offer rewards programs, low introductory interest rates, attractive standard purchase rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card. This type of competition has adversely affected credit card yields, and customers may frequently switch credit cards or transfer their balances to another card. There can be no assurance that any of the expenses we incur or incentives we offer to attempt to acquire and maintain accounts and increase usage of our products will be effective.
Furthermore, many of our competitors are larger than we are, have greater financial resources than we do, have more breadth in consumer banking products, and/or have lower funding and operating costs than we have and expect to have, and have assets such as branch locations and co-brand relationships, that may help them compete more effectively. We may be at a competitive disadvantage as a result of the greater financial resources, diversification and scale of many of our competitors.

Our expenses directly affect our earnings results. Many factors can influence the amount of our expenses, as well as how quickly they may increase. Our ongoing investments in infrastructure, which may be necessary to maintain a competitive business, integrate newly-acquired businesses, and establish scalable operations, may increase our expenses. In addition, as our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases, structural reorganization, compliance with new laws or regulations or the integration of newly-acquired businesses. If we are unable to successfully manage our expenses, our financial results will be negatively affected.
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
Many of our competitors are well established, larger than we are and/or have greater financial resources than we do. These competitors have provided financial incentives to card issuers, such as large cash signing bonuses for new programs, funding for and sponsorship of marketing programs and other bonuses. Visa and MasterCard each have been in existence for more than 40 years and enjoy greater merchant acceptance and broader global brand recognition than we do. Although we have made progress in merchant acceptance, we have not achieved global market parity with Visa and MasterCard. In addition, Visa and MasterCard have entered into long-term arrangements with many financial institutions that may have the effect of discouraging those institutions from issuing credit cards on the Discover Network or issuing debit cards on the PULSE network. Some of these arrangements are exclusive, or nearly exclusive, which further limits our ability to conduct material amounts of business with these institutions. If we are unable to remain competitive on issuer interchange and other incentives, we may be unable to offer adequate pricing to third-party issuers while maintaining sufficient net revenues. At the same time, increasing the transaction fees charged to merchants or increasing acquirer interchange could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Network and may cause merchant acceptance to decrease. This, in turn, could adversely affect our ability to attract third-party issuers and our ability to maintain or grow revenues from our proprietary network. The Reform Act, which gives merchants control of the routing of debit transactions, could also result in a decrease in volume and revenue for the PULSE network.
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
If we are unsuccessful in maintaining the Diners Club network and achieving full card acceptance across our networks, we may be unable to sustain and grow our international network business.
In 2008, we acquired the Diners Club network, brand, trademarks, employees, and license agreements. We have made significant progress toward, but have not completed, achieving full card acceptance across the Diners Club network, the Discover Network and PULSE. This would allow Discover customers to use their cards at merchant and ATM locations that accept Diners Club cards around the world and would allow Diners Club customers to use their cards on the Discover Network in North America and on the PULSE network both domestically and internationally.

The success of our Diners Club business depends upon our ability to maintain the full operability of the Diners Club network for existing Diners Club cardholders, network licensees and merchants. Citigroup owns and operates network licensees generating a significant share of the Diners Club network sales volume. Citigroup has been reducing assets outside its core businesses, including certain Diners Club businesses, by selling its ownership interest. If Citigroup were to discontinue its support of a significant number of or key Diners Club network licensees, we may face difficulty maintaining and growing our international network. This could adversely affect the acceptance of Discover cards when they are used outside of North America.
The success of our Diners Club business depends upon the cooperation and support of the network licensees that issue Diners Club cards and that maintain a merchant acceptance network. As is the case for other card payment networks, Diners Club does not issue cards or determine the terms and conditions of cards issued by the network licensees. This is the responsibility of each licensee. Further, unlike the Discover Network, we have only a small number of direct merchant relationships in the Diners Club network. Instead, we rely on network licensees located outside the United States to help us sustain and grow our international business. As a result of a number of factors, including any difficulties in achieving full card acceptance across our networks, network licensees may choose not to renew the license agreements with us when their terms expire. In addition, the increasingly competitive marketplace for cross-border issuance and acceptance of credit cards may result in lower participation fees for the Diners Club network. In addition, many of the merchants in the acceptance network, primarily small and mid-size merchants, may not be contractually committed to the network licensees for any period of time and may cease to participate in the Diners Club network at any time on short notice. If we are unable to continue our relationships with network licensees or if the network licensees are unable to continue their relationships with merchants, our ability to maintain or increase revenues and to remain competitive would be adversely affected. Interruption of these relationships might also have an adverse effect on the acceptance of Discover cards when they are used on the Diners Club network outside of North America.
We rely upon numerous other network partners for merchant acceptance for existing Diners Club customers. We completed rerouting merchant transactions for foreign Diners Club cards transacting in North America from the MasterCard acceptance network to the Discover Network in 2011. If we are unable to continue to offer acceptable North American merchant acceptance to Diners Club customers, we may experience decreased transaction volume, which would reduce our revenues. Also, as we have nonamortizable intangible assets that resulted from the purchase of Diners Club, if we are unable to maintain or increase revenues due to the reasons described above, we may be exposed to an impairment loss that, when recognized, could have a material adverse impact on our consolidated financial condition and results of operations. The long-term success of our acquisition of Diners Club depends upon achieving full card acceptance across our networks, which could include higher overall costs or longer timeframes than anticipated. If we are unable to successfully achieve full card acceptance across our networks, we may be unable to achieve the synergies we anticipate and to grow our business internationally.
The success of our student loan strategy depends upon our ability to fully integrate The Student Loan Corporation. If we fail to do so, we may be unable to sustain and grow our student loan portfolio.
In December 2010, we purchased SLC and, in September 2011, we purchased additional private student loans from Citi. The acquisitions significantly increased the size of our private student loan portfolio, which has grown from $1.0 billion at November 30, 2010 to $7.3 billion at November 30, 2011. The success of these acquisitions depends, in part, upon our ability to manage the risks resulting from our relatively recent entry into the student loan market.
We are relying heavily on the assistance of Citi and certain of its affiliates during a transition period for many services, including services related to operations, technology, marketing and origination. If we are unable to assume responsibility for these services during the established transition period, we will need to enter into an extension of our agreement with Citi or identify other service providers, which may not be available on favorable pricing or terms, if at all. If we were to lose the support of Citi before these services were successfully transitioned to our employees or another service provider, we could experience interruptions in operations that could negatively impact our ability to meet customer demand for student loan originations and disbursements, damage our relationships with schools, customers and vendors, and reduce our market share in the student loan market, all of which could adversely affect our student loan strategy and results of operations.
The long-term success of our student loan strategy depends upon our ability to manage the credit risk, pricing, funding, operations and expenses of a larger student loan portfolio as well as the successful implementation of our brand strategy. We currently originate student loans under the Discover brand and acquire student loans from Citi that are marketed under the CitiAssist brand; however, our agreement with Citi regarding CitiAssist student loans is expected to expire at the end of 2012. In the 2011 fiscal year, 57% of our newly-disbursed private student loans were originated by Citi under the CitiAssist brand. Our ability to maintain or increase market share is largely dependent upon our ability to migrate to a single, cohesive suite of student loan products marketed under the Discover brand, as well as our ability to communicate effectively to prospective borrowers and schools about these products. We plan to continue to offer competitively priced products by managing our expenses through building economies of scale, which will reduce our origination and servicing costs. If we are unable to accomplish these objectives, it may have a negative impact on our results of operations, affect our competitive position in the marketplace and prevent us from sustaining and growing our student loan portfolio.
Our framework for managing risks may not be effective in mitigating our risk of loss.
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk. We seek to monitor and control our risk exposure through a framework of policies, procedures and reporting requirements. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and our financial condition and results of operations could be materially adversely affected.
Our business depends on our ability to manage our credit risk, and failing to manage this risk successfully may result in high charge-off rates, which would materially adversely affect our business, profitability and financial condition.
Our success depends on our ability to manage our credit risk while attracting new customers with profitable usage patterns. We select our customers, manage their accounts and establish terms and credit limits using proprietary scoring models and other analytical techniques that are designed to set terms and credit limits to appropriately compensate us for the credit risk we accept, while encouraging customers to use their available credit. The models and approaches we use may not accurately predict future charge-offs due to, among other things, inaccurate assumptions. While we continually seek to improve our assumptions and models, we may make modifications that unintentionally cause them to be less predictive or we may incorrectly interpret the data produced by these models in setting our credit policies.
Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by economic conditions that may be difficult to predict, such as the recent financial crisis. Although delinquencies and charge-offs declined significantly in 2011, we believe that we are experiencing historical lows in these rates and that they are likely to increase. In addition, if economic conditions do not improve, these rates may increase more than expected. The full-year net charge-off rate was 3.99% in 2011, down from the full-year net charge-off rate of 7.57% in 2010. At November 30, 2011 and 2010, $718 million, or 1.25%, and $1.2 billion, or 2.42%, of our loan receivables were non-performing (defined as loans over 90 days delinquent and accruing interest plus loans not accruing interest). We remain subject to conditions in the consumer credit environment. There can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels, or that our allowance for loan losses will be sufficient to cover actual losses.
A customer's ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other consumer loans. Such changes can result from increases in base lending rates or structured increases in payment obligations, and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, a customer's ability to repay us can be negatively impacted by the restricted availability of credit to consumers generally, including reduced and closed lines of credit. Customers with insufficient cash flow to fund daily living expenses and lack of access to other sources of credit may be more likely to increase their card usage and ultimately default on their payment obligations to us, resulting in higher credit losses in our portfolio. Our collection operations may not compete effectively to secure more of customers' diminished cash flow than our competitors. In addition, we may not identify customers who are likely to default on their payment obligations to us quickly and reduce our exposure by closing credit lines and restricting authorizations, which could adversely impact our financial condition and results of operations.
Our ability to manage credit risk also may be adversely affected by legal or regulatory changes (such as bankruptcy laws, minimum payment regulations and re-age guidance), competitors' actions and consumer behavior, as well as inadequate collections staffing, techniques, models and performance of vendors such as collection agencies.
We have expanded our marketing of our personal and private student loan products. Also, we significantly increased the size of our student loan portfolio through two acquisitions in the past fiscal year. Our personal and private student loan portfolios grew to $2.6 billion and $7.3 billion, respectively, at November 30, 2011, compared to $1.9 billion and $1.0 billion, respectively, at November 30, 2010. We have less experience in these areas as compared to our traditional credit card lending business, and there can be no assurance that we will be able to grow these products in accordance with our strategies, manage our credit risk or generate sufficient revenue to cover our expenses in these markets. Our failure to manage our credit risks may materially adversely affect our profitability and our ability to grow these products, limiting our ability to further diversify our business.

Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially adversely impact our business operations and overall financial condition.
We must effectively manage the liquidity risk to which we are exposed. We require liquidity in order to meet cash requirements such as day-to-day operating expenses, extensions of credit on our consumer loans and required payments of principal and interest on our borrowings. Our primary sources of liquidity and funding are payments on our credit card loan receivables, deposits, and proceeds from securitization transactions and securities offerings. We may maintain too much liquidity, which can be costly and limit financial flexibility, or we may be too illiquid, which could result in financial distress during a liquidity stress event. Our liquidity portfolio had a balance of approximately $8.5 billion as of November 30, 2011, compared to $10.1 billion as of November 30, 2010. Our total contingent liquidity sources as of November 30, 2011 amounted to $26.2 billion (consisting of $8.5 billion in our liquidity portfolio, $8.4 billion in incremental Federal Reserve discount window capacity, $2.4 billion in a revolving credit facility, and $6.8 billion of undrawn capacity in private securitizations), compared to $22.5 billion at November 30, 2010. Effective December 16, 2011, we terminated the $2.4 billion revolving credit facility due to the availability of other sources of contingent liquidity.
In the event that our current sources of liquidity do not satisfy our needs, we would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry, new regulatory restrictions and requirements, and our credit ratings. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the volatility experienced in the capital and credit markets during the financial crisis, may limit our ability to repay or replace maturing liabilities in a timely manner. As such, we may be forced to delay raising funding or be forced to issue or raise funding at undesirable terms and/or costs, which could decrease profitability and significantly reduce financial flexibility. Further, in disorderly financial markets or for other reasons, it may be difficult or impossible to liquidate some of our investments to meet our liquidity needs.
While market conditions have stabilized and, in many cases, improved, there can be no assurance that significant disruption and volatility in the financial markets will not occur in the future. For example, recent concerns regarding U.S. debt and budget matters and the sovereign debt crisis in Europe have caused uncertainty in financial markets. Although the U.S. debt limit was increased, a failure to raise the U.S. debt limit and/or a downgrade of U.S. debt ratings in the future could, in addition to causing economic and financial market disruptions, materially adversely affect our ability to access capital markets on favorable terms and the market value of the U.S. government securities that we hold, as well as have other material adverse effects on the operation of our business and our financial results and condition. Other material adverse effects could include a reduction in our credit ratings resulting from a further decrease in the probability of government support for large financial institutions such as Discover assumed by the rating agencies in their current credit ratings. If we are unable to continue to fund our assets through deposits or access capital markets on favorable terms, or if we experience an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our liquidity, operating results, financial results and condition may be materially adversely affected.
An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.
We obtain deposits from consumers either directly or through affinity relationships and through third-party securities brokerage firms that offer our deposits to their customers. We had $26.2 billion in deposits acquired directly or through affinity relationships and $13.3 billion in deposits originated through securities brokerage firms as of November 30, 2011, compared to $20.6 billion and $13.7 billion, respectively, as of November 30, 2010. Competition from other financial services firms that use deposit funding and the rates we offer on our deposit products may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability (through funding costs) and our liquidity (through volumes raised). In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors beyond our control, including perceptions about our financial strength or online banking generally, which could reduce the number of consumers choosing to make deposits with us, third parties continuing or entering into affinity relationships with us, or third-party securities brokerage firms offering our deposit products.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiaries. The Federal Deposit Insurance Act (the "FDIA") prohibits insured banks, including our subsidiary Discover Bank, from accepting brokered deposits (as defined in the FDIA) or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is "well-capitalized" or (2) it is "adequately capitalized" and receives a waiver from the FDIC. A bank that is "adequately capitalized" may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC. There are no such restrictions on a bank that is "well-capitalized." As of November 30, 2011, we had brokered deposits (as defined in the FDIA) of $16.9 billion. While Discover Bank met the FDIC's definition of “well-capitalized” as of November 30, 2011, there can be no assurance that it will continue to meet this definition. For a comparison of Discover Bank's capital ratios to the “well-capitalized” capital requirements, see Note 19: Capital Adequacy to our consolidated financial statements. Additionally, our regulators can adjust the requirements to be "well-capitalized" at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits.
If we are unable to securitize our receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
Historically, we have used the securitization of credit card receivables, which involves the transfer of receivables to a trust and the issuance by the trust of beneficial interests to third-party investors, as a significant source of funding. Our average level of securitized borrowings from third parties was $13.5 billion for fiscal year 2011 and $17.2 billion for fiscal year 2010. Securitization markets experienced a significant drop in liquidity in 2007 and remain disrupted for some asset classes. The securitization market for credit cards, however, has been re-established, although still not fully at terms or volumes that are similar to pre-2007 levels.
The Reform Act imposes a number of significant changes related to asset-backed securities that may impact our ability and desire to securitize our receivables. For example, the Reform Act nullified Rule 436(g) of the Securities Act of 1933 (the “Securities Act”) effective immediately, which subjects the rating agencies to “expert liability” under Section 11 of the Securities Act for misstatements or omissions of material facts in connection with credit ratings contained in registration statements. In response to this measure, the major credit rating agencies issued statements indicating that they would be unwilling to provide issuers with consent to use credit ratings in their registration statements. In order to provide a transition period, the SEC issued a “no-action” letter in July 2010 allowing issuers to omit credit ratings from registration statements until January 24, 2011. In November 2010, the SEC issued a second letter extending this no-action period indefinitely. Failure to ultimately resolve this issue could impact the market for registered asset-backed securities.
The SEC has also proposed revised rules for asset-backed securities offerings that, if adopted, would substantially change the disclosure, reporting and offering process for public and private offerings of asset-backed securities. Recent legislative proposals have affected the timing and final form of these proposals, as the SEC has sought additional comment from market participants. Significant changes to the disclosure requirements or registration process for securitizations could make them more expensive, making securitization less attractive as a funding source.
The ability of issuers of asset-backed securities to obtain necessary credit ratings for their issuances has been based, in part, on qualification under the FDIC's safe harbor rule for assets transferred in securitizations. The FDIC issued a final rule for its securitization safe harbor which requires issuers to comply with a new set of requirements in order to qualify for the safe harbor. Issuances out of our existing credit card securitization trusts are “grandfathered” under the new FDIC final rule. However, preserving this grandfathered status imposes certain restrictions on our trusts. In the event that we would not be able to meet such restrictions, we would need to create new trusts to securitize our receivables. Qualification for the safe harbor with respect to any new trust that we may create to securitize our assets would require us to satisfy the requirements of the FDIC's new final rule.
Our ability to raise funding through the securitization market also depends, in part, on the credit ratings of the securities we issue from our securitization trusts. If we are not able to satisfy rating agency requirements to maintain the ratings of asset-backed securities issued by our trusts, it could limit our ability to access the securitization markets. Additional factors affecting the extent to which we will securitize our credit card receivables in the future include the overall credit quality of our receivables, the costs of securitizing our receivables, and the legal, regulatory, accounting and tax requirements governing securitization transactions. A prolonged inability to securitize our receivables may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
The occurrence of events that result in the early amortization of our existing credit card securitization transactions or an inability to delay the accumulation of principal collections in our credit card securitization trusts would materially adversely affect our liquidity.
Our liquidity would be materially adversely affected by the occurrence of events that could result in the early amortization of our existing credit card securitization transactions. Credit card securitizations are normally structured as “revolving transactions” that do not distribute to securitization investors their share of monthly principal payments on the receivables during the revolving period, and instead use those principal payments to fund the purchase of replacement receivables. The occurrence of “early amortization events” may result in termination of the revolving periods of our securitization transactions, which would require us to repay the affected outstanding securitized borrowings out of principal collections without regard to the original payment schedule. Our average level of securitized borrowings was $13.5 billion for fiscal year 2011 and $17.2 billion for fiscal year 2010. Early amortization events include, for example, insufficient cash flows in the securitized pool of receivables to meet contractual requirements (i.e. excess spread less than zero), certain breaches of representations, warranties or covenants in the agreements relating to the securitization, and receivership or insolvency of Discover Bank. For more information on excess spread, see Note 7: Credit Card and Student Loan Securitization Activities to our consolidated financial statements. An early amortization event would negatively impact our liquidity, and require us to rely on alternative funding sources, which may or may not be available at the time.
Our credit card securitization structure includes a requirement that we accumulate principal collections into a restricted account in the amount of scheduled maturities on a pro rata basis over the 12 months prior to a security's maturity date. We have the option under our credit card securitization documents to shorten this accumulation period, subject to the satisfaction of certain conditions, including reaffirmation from each of the rating agencies of the security's required rating. Historically, we have exercised this option to shorten the accumulation period to one month prior to maturity. If we were to determine that the payment rate on the underlying receivables would not support a one-month accumulation period, or if one or more of the rating agencies were to require an accumulation period of longer than one month, we would need to begin accumulating principal cash flows earlier than we have historically. A lengthening of the accumulation period would negatively impact our liquidity, requiring management to implement mitigating measures. During periods of significant maturity levels, absent management actions, the lengthening of the accumulation period could materially adversely affect our financial condition.
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
We must effectively manage the risks of the investments in our liquidity investment portfolio, which is comprised of cash and cash equivalents and high quality, liquid investments. Our investments may be adversely affected by market fluctuations including changes in interest rates, prices, credit risk premiums and overall market liquidity. Also, investments backed by collateral could be adversely impacted by changes in the value of the underlying collateral. In addition, continued poor economic conditions may cause certain of the obligors, counterparties and underlying collateral on our investments to incur losses of their own or default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, thereby increasing our credit risk exposure to these investments. These risks could result in a decrease in the value of our investments, which could negatively impact our financial condition. Further, in an effort to increase the rate of return on our investment portfolio, we may choose new investments, which may result in greater fluctuations in market value. While we expect these investments to be readily convertible into cash and do not believe they present a material increase to our risk profile or will have a material impact on our risk-based capital ratios, they are subject to certain market fluctuations that may reduce the ability to fully convert them into cash.
Changes in the level of interest rates could materially adversely affect our earnings.
Changes in interest rates cause our interest expense to increase or decrease, as certain of our debt instruments carry interest rates that fluctuate with market benchmarks. If we are unable to pass any higher cost of funds to our customers, the increase in interest expense could materially reduce earnings. Some of our consumer loan receivables bear interest at a fixed rate or do not earn interest, and we may not be able to increase the rate on those loans to mitigate any higher cost of funds. At the same time, our variable rate loan receivables, which are based on the prime market benchmark rate, may not change at the same rate as our floating rate borrowings or may be subject to a cap, subjecting us to basis point risk. The majority of our floating rate borrowings are asset securitizations, which are generally based on the 1-month LIBOR rate. If the prime rate were to decrease without a decrease in the 1-month LIBOR rate, our earnings would be negatively impacted. In addition to asset securitizations, we also utilize deposits as a significant source of funds. Our interest costs associated with existing certificates of deposit are fixed and, therefore, we cannot decrease the rate we pay on these deposits to mitigate any higher cost of funds. New deposit issuances are subject to fluctuations in interest rates.

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
We regularly monitor interest rates and have entered into interest rate derivative agreements in an effort to manage our interest rate risk exposure. Changes in market assumptions regarding future interest rates could significantly impact the valuation of our derivative instruments and, accordingly, impact our financial position and results of operations. If our hedging activities are not appropriately monitored or executed, these activities may not effectively mitigate our interest rate sensitivity or have the desired impact on our results of operations or financial condition. For information related to interest rate risk sensitivities, see "-Quantitative and Qualitative Disclosures About Market Risk."
We may be limited in our ability to pay dividends and repurchase our common stock.

We increased our quarterly common stock dividend from $0.02 per share to $0.06 per share in the second quarter of 2011 and then to $0.10 per share in the first quarter of 2012. In addition, we approved a new two-year $1.0 billion share repurchase program in June 2011, and repurchased 18 million shares, or approximately 3%, of our common stock, for $425 million during the remainder of the 2011 fiscal year. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends and share repurchases will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors. In addition, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases. For example, our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, is subject to the Federal Reserve's review and non-objection of our annual capital plan. In certain circumstances, we will not be able to make a capital distribution unless the Federal Reserve has approved such distribution. Further, current or future regulatory initiatives may require us to hold more capital in the future.

For additional information regarding capital, dividends and share repurchases, see "Business - Supervision and Regulation - Capital, Dividends and Share Repurchases," "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment and Developments - Capital and Liquidity," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital" and Note 19: Capital Adequacy to our consolidated financial statements. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.
If our security systems, or those of merchants, merchant acquirers or other third parties containing information about customers, are compromised, we may be subject to liability and damage to our reputation.
Our security protection measures or the security protections of third parties participating in our networks may not be sufficient to protect the confidentiality of information relating to customers or transactions processed on our networks. Customer data also may be stored on systems of third-party service providers and merchants whose security protections measures may not be adequate. Third-party carriers regularly transport customer data, and may lose sensitive customer information. Unauthorized access to our networks or any of our other information systems potentially could jeopardize the security of confidential information stored in our computer systems or transmitted by our customers or others. As we increase acceptance of the Discover card internationally and expand our suite of direct banking products, we may experience additional risks related to security systems. If our security systems or those of merchants, processors or other third-party service providers are compromised such that this confidential information is disclosed to unauthorized parties, we may be subject to liability. For example, in the event of a security breach, we may incur losses related to fraudulent use of cards issued by us as well as the operational costs associated with reissuing cards. Although we take preventive measures to address these factors, such measures are costly and may become more costly in the future. Moreover, these measures may not protect us from liability, which may not be adequately covered by insurance, or from damage to our reputation.
We may be unable to increase or sustain Discover card usage, which could impair growth in, or lead to diminishing, average balances and total revenue.
A key element of our business strategy is to increase the usage of the Discover card by our customers, including making it their primary card, and thereby increase our revenue from transaction and service fees and interest income. However, our customers' use and payment patterns may change because of social, legal and economic factors, and customers may decide to use debit cards or other payment products instead of credit cards, not to increase card usage, or to pay the balances within the grace period to avoid finance charges. We face challenges from competing card products in our attempts to increase credit card usage by our existing customers. Our ability to increase card usage also is dependent on customer satisfaction, which may be adversely affected by factors outside of our control, including competitors' actions and legislative/regulatory changes. The CARD Act limits pricing changes that may impact an account throughout its lifecycle, which may reduce our capability to offer lower price promotions to drive account usage and customer engagement. As part of our strategy to increase usage, we have been increasing the number of merchants who accept cards issued on the Discover Network. If we are unable to continue increasing merchant acceptance or fail to improve awareness of existing merchant acceptance of our cards, our ability to grow usage of Discover cards may be hampered. As a result of these factors, we may be unable to increase or sustain credit card usage, which could impair growth in or lead to diminishing average balances and total revenue.
Our transaction volume is concentrated among large merchants, and a reduction in the number of, or rates paid by, large merchants that accept cards on the Discover Network or PULSE network could materially adversely affect our business, financial condition, results of operations and cash flows.
Discover card transaction volume was concentrated among our top 100 merchants in 2011, with our largest merchant accounting for approximately 8% of that transaction volume. Transaction volume on the PULSE network was also concentrated among the top 100 merchants in 2011, with our largest merchant accounting for approximately 13% of PULSE transaction volume. These merchants could seek to negotiate better pricing or other financial incentives by continuing to participate in the Discover Network and/or PULSE network only on the condition that we change the terms of their economic participation. Loss of acceptance at our largest merchants would decrease transaction volume, negatively impact our brand, and could cause customer attrition. At the same time, we are subject to pricing pressure from third-party issuers, who generally have a greater ability than merchants to negotiate higher interchange fees. In addition, some of our merchants, primarily our remaining small and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.
Actual and perceived limitations on acceptance of credit cards issued on the Discover Network or debit cards issued on the PULSE network could adversely affect the use of Discover cards by existing customers, the attractiveness of the Discover card to prospective new customers and the interest of other financial institutions in issuing cards on the Discover Network or the PULSE network. We may have difficulty attracting and retaining third-party issuers if we are unable to add and retain acquirers or merchants who accept cards issued on the Discover or PULSE networks. As a result of these factors, a reduction in the number of, or rates paid by, our merchants could materially adversely affect our business, financial condition, results of operations and cash flows.
We may be unable to grow earnings if we are unable to increase or maintain the number of small and mid-size merchants that participate in the Discover Network.
In order to expand our merchant acceptance among small and mid-size merchants, we have been entering into agreements with and have been using third-party acquirers and processors to add merchants to the Discover Network and accept and process payments for these merchants on an integrated basis with Visa and MasterCard payments. This strategy could result in decreased revenues, higher expenses, degraded service and signage placement levels and retaliatory responses from competitors. There can be no assurance that the use of third-party acquirers and processors will continue to increase merchant acceptance among small or mid-size merchants, or that such third-party acquirers will continue to work with us. If we are unable to continue to increase or maintain small and mid-size merchant acceptance, our competitive position and our ability to grow earnings could be adversely affected.
Our business, financial condition and results of operations may be adversely affected by the increasing focus of merchants on the fees charged by credit card and debit card networks.
Merchant acceptance and fees are critical to the success of both our card issuing and payment processing businesses. Merchants are concerned with the fees charged by credit card and debit card networks. They seek to negotiate better pricing or other financial incentives as a condition to continued participation in the Discover Network and PULSE network. During the past few years, merchants and their trade groups have filed numerous lawsuits against Visa, MasterCard, American Express and their card-issuing banks, claiming that their practices toward merchants, including interchange fees, violate federal antitrust laws. There can be no assurance that they will not in the future bring legal proceedings against other credit card and debit card issuers and networks, including us. Merchants also may promote forms of payment with lower fees, such as ACH-based payments, or seek to impose surcharges at the point of sale for use of credit or debit cards. Merchant groups have also promoted federal and state legislation that would restrict issuer practices or enhance the ability of merchants, individually or collectively, to negotiate more favorable fees. The heightened focus by merchants on the fees charged by credit card and debit card networks, together with the Reform Act and recent U.S. Department of Justice settlements with Visa and MasterCard, which would allow merchants to encourage customers to use other payment methods or cards, could lead to reduced transactions on, or merchant acceptance of, Discover Network or PULSE network cards or reduced fees, either of which could adversely affect our business, financial condition and results of operations.

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
Fraudulent activity associated with our products or our networks could cause our brands to suffer reputational damage, the use of our products to decrease and our fraud losses to be materially adversely affected.
We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. Our fraud losses were $72 million and $44 million for the years ended November 30, 2011 and 2010, respectively. Credit and debit card fraud, identity theft and related crimes are prevalent and perpetrators are growing ever more sophisticated. Our resources and fraud prevention tools may be insufficient to accurately predict and prevent fraud. The risk of fraud is expected to increase as we expand the acceptance of the Discover card internationally and expand our direct-to-consumer deposit business. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as mandatory card reissuance) and reputational and financial damage to our brands, which could negatively impact the use of our cards and networks and thereby have a material adverse effect on our business. Further, fraudulent activity may result in lower license fee revenue from our Diners Club licensees.
The financial services and payment services industries are rapidly evolving, and we may be unsuccessful in introducing new products or services on a large scale in response to this evolution.
The financial services and payment services industries experience constant and significant technological changes, such as continuing development of technologies in the areas of smart cards, radio frequency and proximity payment devices, electronic commerce and mobile commerce, among others. The effect of technological changes on our business is unpredictable. We depend, in part, on third parties for the development of and access to new technologies. We expect that new services and technologies relating to the payments business will continue to appear in the market, and these new services and technologies may be superior to, or render obsolete, the technologies that we currently use in our products and services. As a result, our future success may be dependent on our ability to identify and adapt to technological changes and evolving industry standards and to provide payment solutions for our customers, merchants and financial institution customers.
Difficulties or delays in the development, production, testing and marketing of new products or services may be caused by a number of factors including, among other things, operational, capital and regulatory constraints. The occurrence of such difficulties may affect the success of our products or services, and developing unsuccessful products and services could result in financial losses, as well as decreased capital availability. In addition, the new products and services offered may not be attractive to consumers and merchant and financial institution customers. Also, success of a new product or service may depend upon our ability to deliver it on a large scale, which may require a significant capital investment that we may not be in a position to make. If we are unable to successfully introduce and maintain new income-generating products and services, it may impact our ability to compete effectively and materially adversely affect our business and earnings.

We rely on third parties to deliver services. If we face difficulties managing our relationships with third-party service providers, our revenue or results of operations could be materially adversely affected.
We depend on third-party service providers for many aspects of the operation of our business. We depend on third parties for the timely transmission of information across our data transportation network and for other telecommunications, processing, remittance and technology-related services in connection with our direct banking and payment services businesses. If a service provider fails to provide the services that we require or expect, or fails to meet contractual requirements, such as service levels or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to process customers' transactions in a timely and accurate manner, otherwise hampering our ability to serve our customers, or subjecting us to litigation and regulatory risk. Such a failure could adversely affect the perception of the reliability of our networks and services and the quality of our brands, and could materially adversely affect our revenues and/or our results of operations.

We rely on technology to deliver services. If key technology platforms become obsolete, or if we experience disruptions, including difficulties in our ability to process transactions, our revenue or results of operations could be materially adversely affected.
Our ability to deliver services to our customers and run our business in compliance with applicable laws and regulations may be affected by the functionality of our technology systems. The implementation of technology changes and upgrades to maintain current and integrated systems may, at least temporarily, cause disruptions to our business, including, but not limited to, systems interruptions, transaction processing errors and system conversion delays, all of which could have a negative impact on us. In addition, our transaction processing systems and other operational systems may encounter service interruptions at any time due to system or software failure, natural disaster or other reasons. Such services could be disrupted at any of our primary or back-up facilities or our other owned or leased facilities. We also outsource the maintenance and development of our technological functionality in many cases to third parties, who may experience errors or disruptions that could adversely impact us and over which we may have limited control. In addition, there is no assurance that we will be able to sustain our investment in new technology to avoid obsolescence of critical systems and applications. A failure to maintain current technology, systems and facilities or to control third-party risk, could cause disruptions in the operation of our business, which could materially adversely affect our transaction volumes, our revenues and/or our results of operations.
Merchant defaults may adversely affect our business, financial condition, cash flows and results of operations.
As an issuer and merchant acquirer in the United States on the Discover Network, and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer's favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. For the years ended November 30, 2011 and 2010, we had $1.6 million and $2.3 million, respectively, of losses related to merchant chargebacks.
Our success is dependent, in part, upon our executive officers and other key employees. If we are unable to recruit, retain and motivate key officers and employees to manage our business well, our business could be materially adversely affected.
Our success depends, in large part, on our ability to retain, recruit and motivate key officers and employees to manage our business. Our senior management team has significant industry experience and would be difficult to replace. We believe we are in a critical period of competition in the financial services and payments industry. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. We may be subject to restrictions under future legislation or regulation limiting executive compensation. For example, the federal banking agencies issued guidance on incentive compensation policies at banking organizations and the Reform Act imposes additional disclosures and restrictions on compensation. These restrictions could negatively impact our ability to compete with other companies in recruiting and retaining key personnel and could impact our ability to offer incentives that motivate our key personnel to perform. If we are unable to recruit, retain and motivate key personnel to manage our business well, our business could be materially adversely affected.
Damage to our reputation could damage our business.
Recently, financial services companies have been experiencing increased reputational risk as consumers protest and regulators scrutinize practices of such companies to maintain or increase business and revenues. Maintaining a positive reputation is critical to our attracting and retaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, and the activities of customers and counterparties. Negative publicity regarding us, whether or not true, may result in customer attrition and other harm to our business prospects.
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
Acquisitions or strategic investments that we pursue may not be successful and could disrupt our business, harm our financial condition or reduce our earnings.
We may consider or undertake strategic acquisitions of, or material investments in, businesses, products, portfolios of loans or technologies, such as our recent private student loan acquisitions. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete the transactions on terms that are favorable to us. We generally must receive federal regulatory approvals before we can acquire a bank, bank holding company, deposits or certain assets or businesses. For additional information regarding bank regulatory limitations on acquisitions and investments, see "Business - Supervision and Regulation - Acquisitions and Investments." To the extent we pay the purchase price of any acquisition or investment in cash, it would reduce our cash balances and regulatory capital, which may have an adverse effect on our financial condition; similarly, if the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our financial condition.
We may not be able to successfully integrate the personnel, operations, businesses, products, or technologies of an acquisition or investment. Integration may be particularly challenging if we enter into a line of business in which we have limited experience and the business operates in a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business. The integration of any acquisition or investment may divert management's time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Acquisitions and investments also may not perform to our expectations for various reasons, including the loss of key personnel, customers or vendors. If we fail to integrate acquisitions or investments or realize the expected benefits, we may lose the return on these acquisitions or investments or incur additional transaction costs, and our business and financial condition may be harmed as a result.
Laws, regulations, and supervisory guidance and practices, or the application thereof, may adversely affect our business, financial condition and results of operations.
We must comply with an array of banking and consumer lending laws and regulations in all of the jurisdictions in which we operate. As a bank holding company, we are subject to oversight, regulation and examination by the Federal Reserve, including scrutiny of our risk management program; business strategy, earnings, capital and cash flow; anti-money laundering program; and examination of our non-bank businesses, including Discover Network, PULSE and Diners Club, and their relationships with our banking subsidiaries. Our banking subsidiaries are subject to regulation and regular examinations by the FDIC and the Delaware Bank Commissioner. We are also now subject to regulation and regular examination by the CFPB. To the extent that states enact requirements that differ from federal standards or state officials and courts adopt interpretations of federal consumer laws that differ from those adopted by the CFPB, we may face increased inquiries and enforcement actions from state attorney general offices. In addition, we are subject to regulation by the Federal Trade Commission, state banking regulators and the U.S. Department of Justice, as well as the SEC and New York Stock Exchange in our capacity as a public company. In addition, as our payments business has expanded globally through the acquisition of Diners Club, we are subject to government regulation in countries in which our networks operate or our cards are used, either directly or indirectly through regulation affecting Diners Club network licensees.
From time to time, these regulations and regulatory agencies have required us to alter certain of our operating practices, and may require us to do the same in the future. Our ability to execute our business strategies through acquisitions or the introduction of new products or pricing may be impaired or delayed as a result of regulatory review or failure to obtain required regulatory approvals. Various federal and state regulators have broad discretion to impose restrictions and requirements on our company, subsidiaries and operations, including restrictions on capital actions such as increasing dividends. U.S. federal laws, such as the CARD Act, and state consumer protection laws and rules, limit the manner and terms on which we may offer and extend credit. We have had class action lawsuits filed against us alleging that we have violated various federal and state laws, such as the Truth in Lending Act and the Telephone Consumer Protection Act. We are subject to capital, funding and liquidity requirements prescribed by statutes, regulations and orders, including initiatives under the Reform Act and Basel III that will require us to hold higher levels of capital to support our businesses. We are also subject to the requirements of accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our independent registered public accounting firm), who may add new requirements or change their interpretations on how standards should be applied, potentially materially impacting how we record and report our financial condition and results of operations. We are also subject to FDIC increases in deposit insurance assessments or additional special assessments, which could adversely affect our results of operations and financial condition. The Reform Act has removed the statutory cap for the reserve ratio, leaving the FDIC free to set a cap in the future.
In addition, regulation of the payments industry, including regulation applicable to us, merchant acquirers and our other business partners and customers, has expanded significantly in recent years. The Reform Act includes provisions governing debit and credit card network businesses. In addition, various U.S. federal and state regulatory agencies and state legislatures have considered new legislation or regulations relating to restrictions regarding fees and interchange charged to merchants and acquirers, as well as additional charges for premium payment card transactions, and other restrictions related to identity theft, privacy, data security and marketing that could have a direct effect on us and our merchant and financial institution customers. In addition, the payments industry is the subject of increasing global regulatory focus, which may result in costly new compliance burdens being imposed on us and our customers and lead to increased costs and decreased payments volume and revenues. We, our Diners Club licensees and Diners Club customers are subject to regulations that affect the payments industry in many countries in which our cards are used.
Failure to comply with laws and regulations could lead to adverse consequences such as financial, structural, reputational and operational penalties, including receivership, litigation exposure and fines. Legislative and regulatory changes could impact the profitability of our business activities, require us to limit or change our business practices, and expose us to additional costs (including increased compliance costs). Significant changes in laws and regulations may have a more adverse effect on our results of operations than on the results of our larger, more diversified competitors. For additional recent legislative and regulatory developments that may affect our business, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment and Developments.”
Current and proposed regulation addressing consumer privacy and data use and security could inhibit the number of payment cards issued and increase our costs.
Regulatory pronouncements relating to consumer privacy, data use and security affect our business. In the United States, we are subject to a number of laws concerning consumer privacy and data use and security. We are subject to the Federal Trade Commission's and the banking regulators' information safeguard rules under the Gramm-Leach-Bliley Act. The rules require that financial institutions (including us) develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution's size and complexity, the nature and scope of the financial institution's activities, and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on privacy, data security, including requiring consumer notification in the event of a data breach. In addition, most states have enacted security breach legislation requiring varying levels of consumer notification in the event of certain types of security breaches, and several other states are considering similar legislation.
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
Businesses in the credit card industry have historically been subject to significant legal actions, including class action lawsuits and commercial, shareholder and patent litigation. Many of these actions have included claims for substantial compensatory, statutory or punitive damages. For example, we currently have a class action lawsuit pending against us alleging violations of the Telephone Consumer Protection Act, which prohibits contacting customers on their cellular telephones without their express consent, and provides for significant statutory damages ($500 for each violation and $1,500 for willful violations). While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to consumer class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause us to discontinue their use. There are bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses and the Reform Act authorized the CFPB to limit or ban pre-dispute arbitration clauses. Further, we are involved in pending legal actions challenging our arbitration clause. In addition, we may be involved in various actions or proceedings brought by governmental regulatory agencies in the event of noncompliance with laws or regulations, which could harm our reputation, require us to limit our business activities or subject us to significant fines, penalties or other requirements, resulting in increased expenses. See Note 21: Litigation and Regulatory Matters for information regarding current matters.
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
Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•
changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment, the levels of consumer confidence and consumer debt, and investor sentiment;

•
the impact of current, pending and future legislation, regulation, supervisory guidance, and regulatory and legal actions, including those related to financial regulatory reform, consumer financial services practices, and funding, capital and liquidity;

•	the actions and initiatives of current and potential competitors;

•	our ability to manage our expenses;

•	our ability to successfully achieve full card acceptance across our networks and maintain relationships with network participants;

•	our ability to sustain and grow our private student loan portfolio;

•	our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk;

•	the availability and cost of funding and capital;

•	access to deposit, securitization, equity, debt and credit markets;

•	the impact of rating agency actions;

•	the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices;

•	losses in our investment portfolio;

•	limits on our ability to pay dividends and repurchase our common stock;

•	fraudulent activities or material security breaches of key systems;

•	our ability to increase or sustain Discover card usage or attract new customers;

•	our ability to attract new merchants and maintain relationships with current merchants;

•	the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events;

•	our ability to introduce new products or services;

•	our ability to manage our relationships with third-party vendors;

•	our ability to maintain current technology and integrate new and acquired systems;

•	our ability to collect amounts for disputed transactions from merchants and merchant acquirers;

•	our ability to attract and retain employees;

•	our ability to protect our reputation and our intellectual property;

•	difficulty obtaining regulatory approval for, financing, closing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; and

•	new lawsuits, investigations or similar matters or unanticipated developments related to current matters.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We have nine principal properties located in eight states in the United States. As of January 20, 2012, we owned four principal properties, which included our corporate headquarters, two call centers and a processing center, and we leased five principal properties, which included two call centers, our PULSE headquarters, and two SLC offices. The call centers, processing center and SLC offices largely support our Direct Banking segment, the PULSE headquarters is used by our Payment Services segment, and our corporate headquarters is used by both our Direct Banking and Payment Services segments. Both our call centers and processing center are operating at and being utilized to a reasonable capacity and we believe our principal facilities are both suitable and adequate to meet our current and projected needs. We also have nine leased offices, seven of which are located outside the United States, that are used to support our Diners Club operations, and one leased office that supports our Direct Banking segment.

Item 3. Legal Proceedings
For a description of legal proceedings, see Note 21: Litigation and Regulatory Matters to our consolidated financial statements.
Item 4. (Removed and Reserved)

PART II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Prices and Dividends
Our common stock began trading “regular way” on the New York Stock Exchange ("NYSE") (ticker symbol DFS) on July 2, 2007. The approximate number of record holders of our common stock as of January 20, 2012 was 76,673.
The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by the NYSE and the cash dividends we declared per share of our common stock during the quarter indicated:

Quarter Ended:	Stock Price		Cash Dividends Declared
2010	High	Low
February 28	$16.78	$12.58	$0.02
May 31	$16.59	$12.61	$0.02
August 31	$15.78	$12.11	$0.02
November 30	$19.16	$14.65	$0.02

2011
February 28	$22.04	$17.86	$0.02
May 31	$25.76	$20.96	$0.06
August 31	$27.92	$20.51	$0.06
November 30	$27.32	$21.44	$0.06

In the second quarter of 2011, we increased our quarterly common stock dividend from $.02 per share to $.06 per share and maintained a $.06 per share dividend in each of the third and fourth quarters of 2011. In the first quarter of 2012, we increased our dividend to $.10 per share. Although we expect to continue our policy of paying regular cash dividends, we cannot assure that we will do so in the future. For more information, including conditions and limits on our ability to pay dividends, see "Business - Supervision and Regulation - Capital, Dividends and Share Repurchases," "Risk Factors - We may be limited in our ability to pay dividends and repurchase our common stock," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment and Developments - Capital and Liquidity," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital" and Note 19: Capital Adequacy to our consolidated financial statements.

Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the three months ended November 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plan or Programs (1)
September 1- 30, 2011
Repurchase program (1)	3,216,673	$24.09	3,216,673	$724,840,266
Employee transactions (2)	658	$25.14	N/A	N/A
October 1 - 31, 2011
Repurchase program (1)	6,421,601	$23.28	6,421,601	$575,325,815
Employee transactions (2)	—	$—	N/A	N/A
November 1 - 30, 2011
Repurchase program (1)	—	$—	—	$575,325,815
Employee transactions (2)	321	$24.61	N/A	N/A

Total
Repurchase program (1)	9,638,274	$23.55	9,638,274	$575,325,815
Employee transactions (2)	979	$24.97	N/A	N/A

 (1) On June 15, 2011, our board of directors approved and we announced a share repurchase program authorizing the repurchase of up to $1 billion of our outstanding shares of common stock. This share repurchase program expires on June 14, 2013 and may be terminated at any time.
(2) Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Stock Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from July 2, 2007 through November 30, 2011. The graph assumes an initial investment of $100 on July 2, 2007, the date we began “regular way” trading on the NYSE following our spin-off. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

	Discover Financial Services	S&P 500 Index	S&P 500 Financials Index
July 2, 2007	$100.00	$100.00	$100.00
November 30, 2007	$63.14	$97.48	$84.67
November 30, 2008	$36.89	$58.99	$34.60
November 30, 2009	$56.63	$72.11	$40.11
November 30, 2010	$67.31	$77.70	$39.52
November 30, 2011	$88.26	$82.07	$35.11
Item 6. Selected Financial Data
The following table presents our selected financial data and operating statistics. The statement of income data for each of the years in the three-year period ended November 30, 2011 and the statement of financial condition data as of November 30, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The statement of financial condition data as of November 30, 2009 and 2008, and the statement of income data for the year ended November 30, 2008 have been derived from audited consolidated financial statements not included elsewhere in this annual report on Form 10-K.
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

Discover Financial Services
Selected Financial Data

	For the Years Ended November 30,
	2011(1)	2010(1)	2009	2008	2007
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Interest income	$6,345,139	$6,146,218	$3,145,080	$2,692,563	$2,584,402
Interest expense	1,484,552	1,582,988	1,251,284	1,288,004	1,223,270
Net interest income	4,860,587	4,563,230	1,893,796	1,404,559	1,361,132
Other income(2)	2,205,174	2,094,999	4,840,595	4,264,458	3,376,682
Revenue net of interest expense	7,065,761	6,658,229	6,734,391	5,669,017	4,737,814
Provision for loan losses	1,013,350	3,206,705	2,362,405	1,595,615	733,887
Other expense	2,541,167	2,182,665	2,251,088	2,415,797	2,478,214
Income before income tax expense	3,511,244	1,268,859	2,120,898	1,657,605	1,525,713
Income tax expense	1,284,536	504,071	844,713	594,692	561,514
Income from continuing operations	2,226,708	764,788	1,276,185	1,062,913	964,199
Loss from discontinued operations, net of tax(3)	—	—	—	(135,163)	(375,569)
Net income(2)	$2,226,708	$764,788	$1,276,185	$927,750	$588,630

Net income allocated to common stockholders	$2,201,759	$667,938	$1,206,965	$910,510	$572,480

Statement of Financial Condition Data (as of):
Loan receivables(4)	$57,336,935	$48,836,413	$23,625,084	$25,216,611	$20,831,117
Total assets	$68,783,937	$60,784,968	$46,020,987	$39,892,382	$37,376,105
Total stockholders' equity	$8,242,211	$6,456,846	$8,435,547	$5,915,823	$5,599,422
Allowance for loan losses	$2,205,196	$3,304,118	$1,757,899	$1,374,585	$759,925
Long-term borrowings	$18,287,178	$17,705,728	$2,428,101	$1,735,383	$2,134,093
Per Share of Common Stock:
Basic EPS from continuing operations	$4.06	$1.23	$2.39	$2.18	$1.99
Diluted EPS from continuing operations	$4.06	$1.22	$2.38	$2.18	$1.98
Weighted average shares outstanding (000's)(5)	541,813	544,058	504,540	479,335	477,328
Weighted average shares outstanding (fully diluted) (000's)(5)	542,626	548,760	507,907	479,357	477,988
Cash dividends declared	$0.20	$0.08	$0.12	$0.24	$0.06
Dividend payout ratio	4.92%	6.52%	5.02%	11.01%	3.02%
Ratios:
Return on average equity	30%	12%	17%	16%	10%
Return on average assets	3%	1%	3%	3%	2%
Average stockholders' equity to average total assets	12%	11%	18%	15%	15%

(1)
Amounts as of and for the years ended November 30, 2011 and 2010 include securitized loans as a result of the consolidation of the securitization trusts related to a change in accounting principle on December 1, 2009. Amounts prior to December 1, 2009 do not include securitized loans.

(2)
The years ended November 30, 2009 and 2008 include $1.9 billion pretax ($1.2 billion after tax) and $0.9 billion pretax ($0.5 billion after tax), respectively, of income related to the Visa and MasterCard antitrust litigation settlement, which is included in our Direct Banking segment.

(3)	2007 includes a $391 million pretax ($279 million after tax) non-cash impairment charge to write-down the intangible assets and goodwill of the Goldfish business, which was sold on March 31, 2008.

(4)	2011 includes $3.1 billion of student loan receivables acquired with the SLC acquisition and $2.4 billion of student loan receivables acquired from Citibank, N.A.

(5)
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

The loan receivables information shown below is provided on both a GAAP basis and a “non-GAAP as-adjusted” basis. The non-GAAP as-adjusted basis assumes that the trusts used in our securitization activities were consolidated into our financial results and excludes from results income received in connection with the antitrust litigation settlement in 2009 and 2008. For an explanation as to why management believes that the non-GAAP as-adjusted numbers are useful to investors and for a reconciliation of these numbers, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Reconciliations of GAAP to Non-GAAP As-Adjusted Data.”

	For the Years Ended November 30,
	2011(1)	2010(1)	2009	2008	2007
		(dollars in thousands)
Selected Statistics:
Total Loan Receivables
GAAP information:
Loan receivables	$57,336,935	$48,836,413	$23,625,084	$25,216,611	$20,831,117
Average loan receivables	$52,942,622	$49,909,187	$26,552,574	$21,348,493	$19,947,784
Interest yield	11.85%	12.20%	11.31%	10.89%	10.73%
Net principal charge-off rate	3.99%	7.57%	7.45%	4.59%	3.40%
Delinquency rate (over 30 days)	2.30%	3.89%	4.92%	4.35%	3.26%
Delinquency rate (over 90 days)	1.14%	2.04%	2.58%	2.06%	1.51%
Non-GAAP as-adjusted information:
Loan receivables - Non-GAAP as-adjusted	N/A	N/A	$50,854,146	$51,095,278	$48,180,436
Average loan receivables - Non-GAAP as-adjusted	N/A	N/A	$51,130,117	$49,011,148	$46,913,474
Interest yield - Non-GAAP as adjusted	N/A	N/A	12.40%	12.59%	12.65%
Net principal charge-off rate - Non-GAAP as-adjusted	N/A	N/A	7.77%	5.01%	3.83%
Delinquency rate (over 30 days) - Non-GAAP as-adjusted	N/A	N/A	5.31%	4.56%	3.58%
Delinquency rate (over 90 days) - Non-GAAP as-adjusted	N/A	N/A	2.78%	2.17%	1.67%
Total Credit Card Loan Receivables
GAAP information
Credit card loan receivables	$46,638,625	$45,156,994	$20,230,302	$23,814,307	$20,579,923
Average credit card loan receivables	$45,204,829	$45,616,791	$24,266,782	$20,566,864	$19,845,880
Interest yield	12.51%	12.79%	11.69%	10.92%	10.75%
Net principal charge-off rate	4.50%	8.08%	7.87%	4.73%	3.41%
Delinquency rate (over 30 days)	2.39%	4.06%	5.52%	4.55%	3.28%
Delinquency rate (over 90 days)	1.20%	2.12%	2.92%	2.16%	1.53%
Non-GAAP as-adjusted information:
Credit card loan receivables - Non-GAAP as-adjusted	N/A	N/A	$47,459,364	$49,692,974	$47,929,242
Average credit card loan receivables - Non-GAAP as-adjusted	N/A	N/A	$48,844,325	$48,229,519	$46,811,570
Interest yield - Non-GAAP as-adjusted	N/A	N/A	12.63%	12.63%	12.66%
Net principal charge-off rate - Non-GAAP as-adjusted	N/A	N/A	8.00%	5.07%	3.84%
Delinquency rate (over 30 days) - Non-GAAP as-adjusted	N/A	N/A	5.60%	4.66%	3.59%
Delinquency rate (over 90 days) - Non-GAAP as-adjusted	N/A	N/A	2.94%	2.22%	1.68%
Personal loans
GAAP information
Personal loan receivables	$2,648,051	$1,877,633	$1,394,379	$1,028,093	$165,529
Average personal loan receivables	$2,228,226	$1,592,661	$1,223,841	$620,446	$25,335
Interest yield	11.94%	11.41%	11.38%	11.57%	10.81%
Net principal charge-off rate	3.02%	5.72%	5.53%	1.19%	3.43%
Delinquency rate (over 30 days)	0.87%	1.57%	2.17%	1.06%	0.28%
Delinquency rate (over 90 days)	0.28%	0.57%	0.71%	0.25%	0.07%
Private Student Loans (excluding PCI)
GAAP information
Private student loan receivables	$2,069,001	$999,322	$579,679	$132,180	$8,440
Average private student loan receivables	$1,637,260	$826,807	$363,985	$42,951	$1,797
Interest yield	7.04%	5.75%	4.73%	5.85%	6.07%
Net principal charge-off rate	0.48%	0.33%	0.05%	0.01%	—%
Delinquency rate (over 30 days)	0.63%	0.50%	0.13%	0.09%	1.05%
Delinquency rate (over 90 days)	0.14%	0.14%	0.03%	—%	0.51%

(1)
Amounts as of and for the years ended November 30, 2011 and 2010 include securitized loans as a result of the consolidation of the securitization trusts related to a change in accounting principle on December 1, 2009. Amounts under “GAAP information” prior to December 1, 2009 do not include securitized loans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” which immediately follows “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of November 30, 2011 and 2010 and for the three-year period ended November 30, 2011.
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
Change in Accounting Principle Related to Off-Balance Sheet Securitizations
Beginning with the first quarter 2010, we have included the trusts used in our securitization activities in our consolidated financial results in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“Statement No. 166”) (codified under the FASB Accounting Standards Codification (“ASC”) Section 860, Transfers and Servicing) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretations No. 46(R) (“Statement No. 167”) (codified under ASC Section 810, Consolidation), which were effective for us on December 1, 2009, the beginning of our 2010 fiscal year.
Under Statement No. 166, the trusts used in our securitization transactions are no longer exempt from consolidation. Statement No. 167 prescribes an ongoing assessment of our involvement in the activities of the trusts and our rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those entities will be required to be consolidated in our financial statements. Based on our assessment, we concluded that we are the primary beneficiary of the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) (the “trusts”) and accordingly, we began consolidating the trusts on December 1, 2009. Using the carrying amounts of the trust assets and liabilities as prescribed by Statement No. 167, we recorded a $21.1 billion increase in total assets, a $22.4 billion increase in total liabilities and a $1.3 billion decrease in stockholders' equity (comprised of a $1.4 billion decrease in retained earnings offset by an increase of $0.1 billion in accumulated other comprehensive income). The significant adjustments to our statement of financial condition upon adoption of Statements No. 166 and 167 are outlined below:

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
Reconciliations of GAAP to Non-GAAP As-Adjusted Data
To enable the reader to better understand our financial information by reflecting period-over-period data on a consistent basis, Management’s Discussion and Analysis of Financial Condition and Results of Operations presents our financial information as of and for the years ended November 30, 2011 and 2010 as compared to non-GAAP as-adjusted results of operations data for the year ended November 30, 2009, and, where necessary, we have also provided certain information as of and for the year ended November 30, 2008 and 2007 on a non-GAAP as-adjusted basis. Management believes the non-GAAP as-adjusted financial information is useful to investors as it aligns with the financial information used in management’s decision-making process and in evaluating the business.
The following describes the adjustments made to arrive at the non-GAAP as-adjusted financial information:

•
Settlement income adjustments - The non-GAAP as-adjusted amounts remove the impact of income received in connection with the settlement of our antitrust litigation with Visa and MasterCard during the years ended November 30, 2009 and 2008, which resulted in unusually large amounts in other income and affect comparability of results between periods.

•
Special dividend interest adjustments - The non-GAAP as-adjusted amounts exclude the 2009 interest charge related to our dispute with Morgan Stanley regarding the special dividend agreement, which, among other things, specified how proceeds of the antitrust litigation with Visa and MasterCard were to be shared.

•
Statements No. 166 and 167 adjustments - The non-GAAP as-adjusted amounts show how our financial data would have been presented if the trusts used in our securitization activities were consolidated into our financial statements for historical periods prior to fiscal year 2010.

We did not retrospectively adopt Statements No. 166 and 167 and, therefore, the consolidated financial statements presented in this annual report as of and for the years ended November 30, 2011 and 2010 reflect the new accounting requirements, but the historical statement of income and statement of cash flows for the year ended November 30, 2009 continue to reflect the accounting applicable prior to the adoption of the new accounting requirements.
The impacts of Statements No. 166 and 167 on our earnings summary, detail of other income and Direct Banking segment information are reflected in two steps in the reconciliations of GAAP to non-GAAP as-adjusted data in the tables below. First, we made securitization adjustments to reverse the effect of loan securitization by recharacterizing securitization income to report interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee income in the same line items as non-securitized loans. These adjustments result in a “managed basis” presentation, which we have historically included in our quarterly and annual reports to reflect the way in which our senior management evaluated our business performance and allocated resources.
Then, in addition to the adjustments to remove the litigation settlement income and the interest related to the special dividend paid to Morgan Stanley, adjustments were made to reflect results as if the trusts used in our securitization activities had been fully consolidated in our historical results. These adjustments include:

•	Elimination of interest income and interest expense related to certificated retained interests classified as investment securities and associated intercompany debt;

•	An adjustment to the provision for loan losses for the change in securitized loan receivables;

•	Elimination of the revaluation gains or losses associated with the interest-only strip receivable, which was derecognized upon adoption of Statements No. 166 and 167; and

•	An adjustment to reflect the income tax effects related to these adjustments.

The impacts of Statements No. 166 and 167 on our effective tax rate, loan receivables and average balance sheet information and certain other selected financial data are reflected in one step, rather than two, in the reconciliations of GAAP to non-GAAP as-adjusted data set forth in the tables below as there is no meaningful difference between such information on a historical managed basis as compared to on a non-GAAP as-adjusted basis.
The following tables display a reconciliation between GAAP, previously reported managed results, and non-GAAP as-adjusted amounts that reflect the exclusion of litigation settlement proceeds and interest related to the Morgan Stanley special dividend, which were unrelated to the adoption of Statements No. 166 and 167, and reflect the full impact the consolidation of our trusts would have had if we had adopted Statements No. 166 and 167 retrospectively.
Earnings Summary and Reconciliation

	For the Year Ended November 30, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		Non-GAAP As-Adjusted
	(dollars in thousands)
Interest income	$3,145,080	$3,315,992	$6,461,072	$(25,920)	(A)	$6,435,152
Interest expense	1,251,284	397,136	1,648,420	(42,921)	(B)	1,605,499
Net interest income	1,893,796	2,918,856	4,812,652	17,001		4,829,653
Provision for loan losses	2,362,405	1,995,936	4,358,341	764,689	(C)	5,123,030
Net interest income after provision for loan losses	(468,609)	922,920	454,311	(747,688)		(293,377)
Antitrust litigation settlement	1,891,698	—	1,891,698	(1,891,698)	(D)	—
Other income	2,948,897	(922,920)	2,025,977	160,087	(E)	2,186,064
Total other income	4,840,595	(922,920)	3,917,675	(1,731,611)		2,186,064
Total other expense	2,251,088	—	2,251,088	(28,992)	(F)	2,222,096
Income (loss) before income tax expense	2,120,898	—	2,120,898	(2,450,307)		(329,409)
Income tax expense (benefit)	844,713	—	844,713	(936,838)	(G)	(92,125)
Net income (loss)	$1,276,185	$—	$1,276,185	$(1,513,469)		$(237,284)

(A)
Elimination of interest income on certificated retained interests previously classified as investment securities and balance transfer fee income previously included in gain/loss on interest-only strip receivable.

(B)	Elimination of interest expense on certificated retained interests previously classified as investment securities and an interest expense adjustment related to the discount on securitized borrowings.

(C)	Provision for loan loss on the period-to-period change in securitized loans.

(D)	Exclusion of settlement proceeds related to the Visa and MasterCard antitrust litigation.

(E)	Elimination of gain/loss related to revaluation of interest-only strip receivable and cash collateral accounts.

(F)	Exclusion of interest charge related to our dispute with Morgan Stanley regarding the special dividend agreement.

(G)	Estimated income tax benefit on the pretax loss related to Statement No. 167 adjustments and exclusion of taxes on the Visa/MasterCard antitrust litigation settlement.

Other Income and Reconciliation

	For the Year Ended November 30, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		Non-GAAP As-Adjusted
	(dollars in thousands)
Securitization income	$1,879,304	$(1,879,304)	$—	$—		$—
Discount and interchange revenue	222,835	761,253	984,088	—		984,088
Fee products	295,066	108,180	403,246	—		403,246
Loan fee income	247,267	247,038	494,305	—		494,305
Transaction processing revenue	125,201	—	125,201	—		125,201
Merchant fees	44,248	—	44,248	—		44,248
Loss on investment securities	(3,826)	—	(3,826)	—		(3,826)
Antitrust litigation settlement	1,891,698	—	1,891,698	(1,891,698)	(A)	—
Other income	138,802	(160,087)	(21,285)	160,087	(B)	138,802
Total other income	$4,840,595	$(922,920)	$3,917,675	$(1,731,611)		$2,186,064

(A)	Exclusion of settlement proceeds related to the Visa and MasterCard antitrust litigation.

(B)	Elimination of gain/loss related to revaluation of interest-only strip receivable and cash collateral accounts.

Direct Banking Segment Summary and Reconciliation

	For the Year Ended November 30, 2009
	As Reported	Securitization Adjustments	Managed	Additional Adjustments		Non-GAAP As-Adjusted
	(dollars in thousands)
Interest income
Credit card	$2,835,767	$3,315,992	$6,151,759	$17,543	(A)	$6,169,302
Private student loans	25,906	—	25,906	—		25,906
PCI student loans	—	—	—	—		—
Personal loans	139,247	—	139,247	—		139,247
Other	143,062	—	143,062	(43,463)	(B)	99,599
Total interest income	3,143,982	3,315,992	6,459,974	(25,920)		6,434,054
Interest expense	1,251,062	397,136	1,648,198	(42,921)	(C)	1,605,277
Net interest income	1,892,920	2,918,856	4,811,776	17,001		4,828,777
Provision for loan losses	2,362,405	1,995,936	4,358,341	764,689	(D)	5,123,030
Other income	4,600,801	(922,920)	3,677,881	(1,731,611)	(E)	1,946,270
Other expense	2,116,962	—	2,116,962	(28,992)	(F)	2,087,970
Income (loss) before income tax expense	$2,014,354	$—	$2,014,354	$(2,450,307)	(G)	$(435,953)

(A)	Elimination of interest income on certificated retained interests previously classified as investment securities.

(B)	Adjustments to interest income related to balance transfer fee income previously included in gain/loss on interest-only strip receivable.

(C)	Elimination of interest expense on certificated retained interests previously classified as investment securities and an interest expense adjustment related to the discount on securitized borrowings.

(D)	Provision for loan loss on the period-to-period change in securitized loans.

(E)	Exclusion of settlement proceeds related to Visa and MasterCard antitrust litigation and elimination of gain/loss related to revaluation of interest-only strip receivable and cash collateral accounts.

(F)	Exclusion of interest charge related to our dispute with Morgan Stanley regarding the special dividend agreement.

(G)	Estimated income tax on the pretax loss related to Statement No. 167 adjustments and exclusion of taxes on the Visa/MasterCard antitrust litigation settlement.

Loan Receivables Data and Reconciliation

	As of and for the Year Ended November 30,
	2009	2008	2007
Total Loan Receivables	(dollars in thousands)
Loan portfolio
GAAP	$23,625,084	$25,216,611	$20,831,117
Adjustments for Statement No. 167	27,229,062	25,878,667	27,349,319
Non-GAAP As-Adjusted	$50,854,146	$51,095,278	$48,180,436

Loan receivables
GAAP	$23,625,084	$25,216,611	$20,831,117
Adjustments for Statement No. 167	27,229,062	25,878,667	27,349,319
Non-GAAP As-Adjusted	$50,854,146	$51,095,278	$48,180,436

Allowance for loan losses (beginning of period)
GAAP	$1,374,585	$759,925	$703,917
Adjustments for Statement No. 167	1,379,772	971,730	928,374
Non-GAAP As-Adjusted	$2,754,357	$1,731,655	$1,632,291

Provision for loan losses
GAAP	$2,362,405	$1,595,615	$733,887
Adjustments for Statement No. 167	2,760,625	1,881,029	1,162,866
Non-GAAP As-Adjusted	$5,123,030	$3,476,644	$1,896,753

Charge-offs
GAAP	$(2,165,653)	$(1,147,241)	$(839,092)
Adjustments for Statement No. 167	(2,208,036)	(1,713,409)	(1,366,949)
Non-GAAP As-Adjusted	$(4,373,689)	$(2,860,650)	$(2,206,041)

Recoveries
GAAP	$186,562	$166,286	$161,213
Adjustments for Statement No. 167	212,100	240,422	247,439
Non-GAAP As-Adjusted	$398,662	$406,708	$408,652

Net charge-offs
GAAP	$(1,979,091)	$(980,955)	$(677,879)
Adjustments for Statement No. 167	(1,995,936)	(1,472,987)	(1,119,510)
Non-GAAP As-Adjusted	$(3,975,027)	$(2,453,942)	$(1,797,389)

Allowance for loan losses (end of period)
GAAP	$1,757,899	$1,374,585	$759,925
Adjustments for Statement No. 167	2,144,461	1,379,772	971,730
Non-GAAP As-Adjusted	$3,902,360	$2,754,357	$1,731,655

Net charge-offs %
GAAP	7.45%	4.59%	3.40%
Adjustments for Statement No. 167	0.32	0.42	0.43
Non-GAAP As-Adjusted	7.77%	5.01%	3.83%

	As of and for the Year Ended November 30,
	2009	2008	2007
Total Loan Receivables	(dollars in thousands)
Loans not accruing interest
GAAP	$190,086	$173,123	$102,286
Adjustments for Statement No. 167	248,192	193,385	154,408
Non-GAAP As-Adjusted	$438,278	$366,508	$256,694

Delinquency rate (Over 30 Days)
GAAP	4.92%	4.35%	3.26%
Adjustments for Statement No. 167	0.39	0.21	0.32
Non-GAAP As-Adjusted	5.31%	4.56%	3.58%

Delinquency rate (Over 90 Days)
GAAP	2.58%	2.06%	1.51%
Adjustments for Statement No. 167	0.20	0.11	0.16
Non-GAAP As-Adjusted	2.78%	2.17%	1.67%

Delinquency rate (Loans not accruing interest)
GAAP	0.80%	0.69%	0.49%
Adjustments for Statement No. 167	0.06	0.03	0.04
Non-GAAP As-Adjusted	0.86%	0.72%	0.53%

Discover Card
Charge-offs
GAAP	$(2,034,458)	$(1,119,362)	$(834,792)
Adjustments for Statement No. 167	(2,208,036)	(1,713,409)	(1,366,949)
Non-GAAP As-Adjusted	$(4,242,494)	$(2,832,771)	$(2,201,741)

Recoveries
GAAP	$184,383	$165,422	$160,167
Adjustments for Statement No. 167	212,100	240,422	247,439
Non-GAAP As-Adjusted	$396,483	$405,844	$407,606

Total Discover Card Loans
GAAP	$19,826,153	$23,348,134	$20,345,787
Adjustments for Statement No. 167	27,229,062	25,878,667	27,349,319
Non-GAAP As-Adjusted	$47,055,215	$49,226,801	$47,695,106

Allowance for loan losses (end of period)
GAAP	$1,587,107	$1,285,215	$742,507
Adjustments for Statement No. 167	2,144,461	1,379,771	971,730
Non-GAAP As-Adjusted	$3,731,568	$2,664,986	$1,714,237

Total Credit Card Loans
Loan receivables
GAAP	$20,230,302	$23,814,307	$20,579,923
Adjustments for Statement No. 167	27,229,062	25,878,667	27,349,319
Non-GAAP As-Adjusted	$47,459,364	$49,692,974	$47,929,242

	As of and for the Year Ended November 30,
	2009	2008	2007
	(dollars in thousands)
Charge-offs
GAAP	$(2,096,573)	$(1,139,176)	$(837,210)
Adjustments for Statement No. 167	(2,208,036)	(1,713,409)	(1,366,949)
Non-GAAP As-Adjusted	$(4,304,609)	$(2,852,585)	$(2,204,159)

Recoveries
GAAP	$185,616	$165,694	$160,202
Adjustments for Statement No. 167	212,100	240,422	247,439
Non-GAAP As-Adjusted	$397,716	$406,116	$407,641

Net charge-offs
GAAP	$(1,910,957)	$(973,482)	$(677,008)
Adjustments for Statement No. 167	(1,995,936)	(1,472,987)	(1,119,510)
Non-GAAP As-Adjusted	$(3,906,893)	$(2,446,469)	$(1,796,518)

Allowance for loan losses (end of period)
GAAP	$1,647,086	$1,317,811	$750,786
Adjustments for Statement No. 167	2,144,461	1,379,772	971,730
Non-GAAP As-Adjusted	$3,791,547	$2,697,583	$1,722,516

Net charge-offs %
GAAP	7.87%	4.73%	3.41%
Adjustments for Statement No. 167	0.13	0.34	0.43
Non-GAAP As-Adjusted	8.00%	5.07%	3.84%

Delinquencies (over 30 Days)
GAAP	$1,117,227	$1,082,942	$675,508
Adjustments for Statement No. 167	1,539,462	1,233,581	1,044,014
Non-GAAP As-Adjusted	$2,656,689	$2,316,523	$1,719,522

Delinquencies (over 90 Days)
GAAP	$698,610	$594,325	$380,339
Adjustments for Statement No. 167	694,864	508,241	424,075
Non-GAAP As-Adjusted	$1,393,474	$1,102,566	$804,414

Delinquency Rate (over 30 days)
GAAP	5.52%	4.55%	3.28%
Adjustments for Statement No. 167	0.08	0.11	0.31
Non-GAAP As-Adjusted	5.60%	4.66%	3.59%

Delinquency Rate (over 90 days)
GAAP	2.92%	2.16%	1.53%
Adjustments for Statement No. 167	0.02	0.06	0.15
Non-GAAP As-Adjusted	2.94%	2.22%	1.68%

Restructured loans (A)
GAAP	$72,924	$—	$—
Adjustments for Statement No. 167	145,258	—	—
Non-GAAP As-Adjusted	$218,182	$—	$—

Delinquency Rate (Restructured Loans) (A)
GAAP	0.31%	—%	—%
Adjustments for Statement No. 167	0.15	—	—
Non-GAAP As-Adjusted	0.46%	—%	—%

(A)	Data not available for the years ended November 30, 2008 and 2007.

Average Balance Sheet Reconciliation

	For the Year Ended November 30, 2009
	Average Balances	Interest Income/Expense	Yield
	(dollars in thousands)
Average restricted cash
GAAP	$—	$—	—%
Adjustments for Statement No. 167	2,438,438	18,195	0.75
Non-GAAP As-Adjusted	$2,438,438	$18,195	0.75%

Average investment securities
GAAP	$1,581,387	$68,694	4.34%
Adjustments for Statement No. 167	(1,096,270)	(43,464)	0.86
Non-GAAP As-Adjusted	$485,117	$25,230	5.20%

Average credit card loan receivables
GAAP	$24,266,782	$2,835,767	11.69%
Adjustments for Statement No. 167	24,577,543	3,333,536	0.94
Non-GAAP As-Adjusted	$48,844,325	$6,169,303	12.63%

Average total loan receivables
GAAP	$26,552,574	$3,004,284	11.31%
Adjustments for Statement No. 167	24,577,543	3,333,536	1.09
Non-GAAP As-Adjusted	$51,130,117	$6,337,820	12.40%

Average other interest-earning assets
GAAP	$2,338,438	$18,195	0.78%
Adjustments for Statement No. 167	(2,338,438)	(18,195)	(0.78)
Non-GAAP As-Adjusted	$—	$—	—%

Average total interest-earning assets
GAAP	$39,989,758	$3,145,080	7.86%
Adjustments for Statement No. 167	23,581,273	3,290,072	2.26
Non-GAAP As-Adjusted	$63,571,031	$6,435,152	10.12%

Average allowance for loan losses
GAAP	$(1,808,493)
Adjustments for Statement No. 167	(1,741,736)
Non-GAAP As-Adjusted	$(3,550,229)

Average other assets (non-interest bearing)
GAAP	$4,053,270
Adjustments for Statement No. 167	(913,561)
Non-GAAP As-Adjusted	$3,139,709

Average total assets
GAAP	$42,234,535
Adjustments for Statement No. 167	20,925,976
Non-GAAP As-Adjusted	$63,160,511

Average securitized borrowings
GAAP	$—	$—	—%
Adjustments for Statement No. 167	22,720,700	354,215	1.56
Non-GAAP As-Adjusted	$22,720,700	$354,215	1.56%

Average total borrowings
GAAP	$2,486,187	$64,200	2.58%
Adjustments for Statement No. 167	22,720,700	354,215	(0.92)
Non-GAAP As-Adjusted	$25,206,887	$418,415	1.66%

Average total interest-bearing liabilities
GAAP	$31,609,777	$1,251,284	3.96%
Adjustments for Statement No. 167	22,720,700	354,215	(1.00)
Non-GAAP As-Adjusted	$54,330,477	$1,605,499	2.96%

For the Year Ended November 30, 2009
Average Balances
(dollars in thousands, except where noted)
Average other liabilities and stockholders' equity (non-interest earning)
GAAP	$10,624,758
Adjustments for Statement No. 167	(1,794,724)
Non-GAAP As-Adjusted	$8,830,034

Average total liabilities and stockholders' equity
GAAP	$42,234,535
Adjustments for Statement No. 167	20,925,976
Non-GAAP As-Adjusted	$63,160,511

Ratios and Other Amounts
Net interest margin
GAAP	7.13%
Adjustments for Statement No. 167	2.32
Non-GAAP As-Adjusted	9.45%

Net yield on interest-earning assets
GAAP	4.74%
Adjustments for Statement No. 167	2.86
Non-GAAP As-Adjusted	7.60%

Interest rate spread
GAAP	3.90%
Adjustments for Statement No. 167	3.26
Non-GAAP As-Adjusted	7.16%

Amortization of balance transfer fees in interest income on credit card loans (dollars in millions)
GAAP	$128
Adjustments for Statement No. 167	59
Non-GAAP As-Adjusted	$187

	For the Year Ended November 30,
	2008	2007
	(dollars in thousands)
Total average loan receivables
GAAP	$21,348,493	$19,947,784
Adjustments for Statement No. 167	27,662,655	26,965,690
Non-GAAP As-Adjusted	$49,011,148	$46,913,474

Total loans interest yield
GAAP	10.89%	10.73%
Adjustments for Statement No. 167	1.70	1.92
Non-GAAP As-Adjusted	12.59%	12.65%

Total average credit card loan receivables
GAAP	$20,566,864	$19,845,880
Adjustments for Statement No. 167	27,662,655	26,965,690
Non-GAAP As-Adjusted	$48,229,519	$46,811,570

Credit card interest yield
GAAP	10.92%	10.75%
Adjustments for Statement No. 167	1.71	1.91
Non-GAAP As-Adjusted	12.63%	12.66%

2011 Highlights

•	Net income in 2011 was $2.2 billion as compared to net income of $765 million in 2010.

•
Discover card sales volume showed strong year-over-year growth of 8% totaling $100.1 billion in 2011 as compared to $92.5 billion in 2010. This growth was driven primarily by an increase in spending by both new and existing customers partially due to increased marketing.

•
The delinquency rate for our credit card loans over 30 days past due improved dramatically during 2011, reaching an all-time low at November 30, 2011 of 2.39%, which was down from the prior year rate of 4.06%. The primary reason for this decline was the improvement throughout 2011 in the underlying credit quality of our portfolio as the U.S. economy stabilized following an extended period of increasing unemployment levels.

•
Our total loan portfolio increased 18% year-over-year to $56.6 billion, mainly due to the acquisition of The Student Loan Corporation ("SLC") in December 2010, which added approximately $3.1 billion of private student loans to our portfolio, and the acquisition of approximately $2.4 billion of private student loans from Citibank, N.A. ("Citi") in September 2011. In addition, $1.5 billion is attributed to an increase in credit card loans due to higher volumes and lower charge offs.

•
Payment Services continued to produce strong results with pretax income of $166 million, up 18% over the prior year. Transaction volume for the segment was $177 billion, an increase of 16% as compared to the prior year.

•	We repurchased 18 million shares, or approximately 3%, of our outstanding common stock for $425 million in 2011.
2010 and 2009 Highlights

•
Our revenues were unfavorably impacted in 2010 by the implementation of certain provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD" Act), which included limitations on our ability to reprice accounts, the elimination of overlimit fees and a reduction in the amount of standard late fees.

•
We settled our antitrust litigation with Visa and MasterCard for $2.75 billion in 2008. Through 2009, we received a total of $1.9 billion ($1.2 billion after tax) from Visa for its portion of the settlement. At the time of our spin-off, we entered into an agreement with Morgan Stanley to determine how proceeds from the litigation would be shared, among other things. In 2010, we paid Morgan Stanley a dividend of $775 million under an amendment to that agreement.

Recent Developments

•
On December 9, 2011, we entered into definitive agreements to sell substantially all of our remaining $714 million of federal student loans currently classified as loans held for sale. The majority of these loans were pledged as collateral against a long-term borrowing and, as part of this transaction, these borrowings are expected to be assumed by the purchaser. These transactions, which are subject to customary closing conditions, including the receipt of governmental approvals, are expected to close in February 2012.

•
Effective December 16, 2011, we terminated our $2.4 billion unsecured committed credit facility. This facility had no borrowings against it as of November 30, 2011. For more information, see "- Liquidity and Capital Resources - Liquidity Management."

•	On January 19, 2012, we paid a dividend of $0.10 per share of our common stock, which was an increase from the $0.06 per share dividend that we paid in the previous quarter.
Outlook
Credit performance continued to improve through 2011 as we approached historical lows in delinquency and net charge-off rates. In 2012, we do not expect reserve releases to continue at previous levels and we anticipate that growth in our loan portfolio will lead to increases in loan loss reserves. We are focused on growing our card receivables in 2012 through new account acquisitions and wallet share gains resulting from marketing and advertising efforts as well as increased acceptance by merchants in the U.S. and major international destinations for U.S. travelers. We are also targeting solid growth and strong returns in our private student and personal loan portfolios, while continuing to pursue other opportunities to diversify our direct banking business, such as our pending acquisition of the mortgage origination business of Tree.com, Inc.

We anticipate further total yield compression in 2012 due to the continuing effects of CARD Act implementation, an increase in promotional offers and the expected growth in personal and private student loans, which tend to carry lower interest rates than our card receivables. We expect this yield compression to be somewhat offset by continued funding cost improvements. Funding costs are expected to continue to decline over the next year as we benefit from the interest rate environment and replace higher-priced time deposits with lower cost borrowings. Net interest margin is expected to remain relatively stable through 2012. As in 2011, we intend to continue to maintain a strong capital level while targeting investments for future growth and returning capital to shareholders through dividends and our share repurchase program.

Our payments business had strong volume growth in 2011. We continue to focus on investments to build brand awareness and acceptance globally through support of our Diners Club network and arrangements with other networks and merchant acquirers. Recently, we have been successful in developing relationships with leading merchant acquirers in key markets, including Canada, the United Kingdom and Western Europe, to further increase acceptance and volumes. PULSE, our debit card network, in preparation for the April 1, 2012 effective date of the federal regulations mandating that debit and prepaid card issuers participate in two or more unaffiliated payment networks, has increased its processing capacity for potential additional volume.

Regulatory Environment and Developments
Overview
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Reform Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms. Bank holding companies with $50 billion or more in total consolidated assets ("covered companies"), including Discover, are considered systemically significant under the Reform Act and are subject to heightened prudential standards to be established by the Federal Reserve. Certain provisions of the Reform Act that may have a significant impact on us are described in more detail below under the headings "- Consumer Financial Services," "- Payment Networks," "- Capital and Liquidity" and "- Asset-Backed Securities." The Reform Act also provides for restrictions on and additional disclosure of executive compensation, additional corporate governance requirements and far more stringent requirements with respect to affiliate transactions and mergers and acquisitions.
The effect of the Reform Act and other regulatory initiatives on our business and operations could be significant, depending upon final implementing regulations, the actions of our competitors and the behavior of consumers and other marketplace participants. The Reform Act, other legislative and regulatory changes, and enhanced scrutiny by our regulators could have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, limiting fees we can charge for services, requiring us to meet more stringent capital, liquidity and leverage ratio requirements (including those under Basel III), increasing our cost or ability to access the securitization markets for our funding, impacting the value of our assets, or otherwise adversely affecting our businesses. For additional information regarding the impact of the Reform Act and other regulatory initiatives on us, see "Risk Factors."
Consumer Financial Services
The Reform Act established the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services provided by certain financial services providers, including Discover. In July 2011, many consumer financial protection functions formerly assigned to the federal banking and other agencies transferred to the CFPB. The CFPB is authorized to prevent “unfair, deceptive or abusive practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Reform Act and other federal consumer financial services laws (including the CARD Act), as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. State officials are authorized to enforce consumer protection rules issued by the CFPB and other requirements of the Reform Act. The CFPB is already engaged in consumer education, supervision, examination and investigatory activities. In late 2011, it began tracking consumer complaints for credit cards and mortgages via an online process that is expected to expand to student loans in 2012.
There is significant legislative and regulatory focus on the student loan market, including by the CFPB, which has made the student loan market a priority area of focus. Under the Reform Act, the CFPB and Department of Education (“DOE”) are required to prepare a report on private education loans and private educational lenders by July 2012 that examines, among other things, the private education loan market; underwriting criteria used by lenders; loan terms, conditions and pricing; consumer protections available to borrowers; and fair lending considerations. The Reform Act also created a "Private Education Ombudsman" within the CFPB to receive and attempt to informally resolve complaints about private student loans, and the CFPB plans to receive such complaints via its online consumer complaint system. In addition, the Obama Administration has made changes to the federal student loan program intended to make college more affordable and make it easier for students to repay their federal student loans. Congress or the Administration may take actions that impact the student loan market in the future, including as a result of the CFPB and DOE study. The possible impact of heightened scrutiny of the student loan market and its participants, including any resulting legislative and regulatory initiatives, is uncertain and may adversely impact the profitability and growth of our private student loan portfolio.

Our banking regulators have introduced and continue to introduce new regulations and supervisory guidance and practices in response to the heightened Congressional and regulatory focus on consumer financial services generally, increasing their scrutiny over us and the industry. Also, additional legislative or regulatory action that may impact our businesses may result from the multiple studies mandated under the Reform Act, such as the CFPB and DOE study of private student loans referenced above. We are unable to predict whether any additional changes to statutes or regulations affecting the consumer financial services industry, including the interpretation or implementation thereof, will occur in the future.
Payment Networks
Certain Reform Act provisions require that interchange fees paid to or charged by payment card issuers on debit card and certain prepaid transactions be “reasonable” and “proportional” to the issuer's cost in connection with such transactions, as determined by the Federal Reserve. The Reform Act also prohibits debit and prepaid card networks and issuers from requiring debit and prepaid card transactions to be processed solely on a single payment network, or two or more affiliated payment networks. In addition, provisions of the Reform Act prohibit credit/debit network rules that restrict merchants from offering discounts to customers in order to encourage them to use a particular form of payment, or from setting minimum transaction amounts of $10.00 or less for use of credit cards, as long as such merchant practices do not differentiate on the basis of the issuer or network. The Federal Reserve issued final implementing regulations with respect to the interchange fee and routing provisions in June 2011, some of which became effective in October 2011. Regulations mandating that debit and prepaid card issuers participate in two or more unaffiliated payment networks take effect April 1, 2012.
Discover Network and PULSE have modified operating rules, interchange fee schedules and existing agreements to ensure consistency with the Reform Act and Federal Reserve implementing regulations. PULSE has increased its processing capacity for potential additional volume. The ultimate impact of these laws and regulations will depend upon the actions of our competitors and the behavior of other marketplace participants. For example, the National Retail Federation, the Food Marketing Institute, the National Association of Convenience Stores and two retailers have filed a federal lawsuit challenging the Federal Reserve implementing regulations and, in particular, the interchange fee provisions, on the grounds that, among other things, the Federal Reserve did not properly apply the Reform Act. It is uncertain how PULSE's business practices, network transaction volume, revenue, and prospects for future growth, as well as the debit card market as a whole, may be impacted by the industry's competitive response to these new requirements.
Capital and Liquidity
Consistent with Reform Act requirements to impose enhanced prudential standards on covered companies, in November 2011, the Federal Reserve issued a final rule requiring covered companies to submit annual capital plans to the Federal Reserve for its review and non-objection. A capital plan must include an assessment of the expected uses and sources of capital over the planning horizon (at least nine quarters, beginning with the quarter preceding the quarter in which the covered company submits its capital plan) that reflects the company's size, complexity, risk profile, and scope of operations, assuming both expected and stressful conditions. The capital plan must include a calculation of regulatory capital ratios over the planning horizon under expected conditions and under a range of stressed scenarios and discussion of how the company will maintain capital above each minimum capital ratio, including a pro forma Tier 1 common ratio (meaning the ratio of Tier 1 common capital to total risk-weighted assets) above 5%, under these scenarios.
The instructions accompanying the Federal Reserve's final rule regarding capital plans indicate that the Federal Reserve expects covered companies to show that they can achieve “readily and without difficulty the ratios required by the Basel III framework as they would come into effect in the United States." "Basel III" refers to two consultative documents released by the Basel Committee on Banking Supervision (the "Basel Committee") in December 2009, the rules text released in December 2010 and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. Implementation of Basel III in the U.S. will require implementing regulations and guidelines by U.S. banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how U.S. banking regulators will define “well-capitalized” in their implementation of Basel III. We continue to monitor the implementation of Basel III in the U.S. Based on current industry expectations regarding the content of the regulations to be implemented and our capital profile, we currently anticipate that we will be able to meet the regulatory requirements.
Under the Federal Reserve's final capital plan rule, covered companies with capital plans viewed as unsatisfactory by the Federal Reserve will face limits on their ability to make capital distributions, including share repurchases and dividends. Further, a covered company generally will be required to obtain the prior approval of the Federal Reserve to make capital distributions in certain other cases, including if after giving effect to the distribution the covered company would not meet a minimum regulatory capital ratio, including a Tier 1 common ratio of at least 5%, the capital distribution would exceed the amount set forth in the covered company's approved capital plan or the Federal Reserve makes certain determinations. A covered company must update and re-submit its capital plan to the Federal Reserve within 30 calendar days (subject to extension) if there has been or will be a material change in the company's risk profile, financial condition, or corporate structure, and will generally not be able to make a capital distribution unless the Federal Reserve has approved such distribution.

In addition, on December 20, 2011, the Federal Reserve issued proposed rules to implement Reform Act heightened prudential standards requirements related to risk-based capital and leverage; liquidity; single-counterparty credit limits; overall risk management and risk committees; stress tests; and a debt-to-equity limit for covered companies that the Financial Stability Oversight Council has determined pose a grave threat to financial stability. The proposal also includes rules to implement the early remediation requirements in the Reform Act related to establishing measures of financial condition and remediation requirements that increase in stringency as the financial condition of a covered company declines.
The capital, leverage and stress test proposals work in tandem with the Federal Reserve's annual capital plan requirements by establishing a framework for capital stress testing under which the Federal Reserve would, on an annual basis, conduct an analysis of a covered company's capital, taking into account all relevant exposures and activities of the covered company to evaluate the ability of the covered company to absorb losses and continue to function as a credit intermediary as a result of adverse and severely adverse economic and financial market conditions. The Federal Reserve will conduct its analysis using a minimum of three different sets of economic and financial conditions (scenarios), including baseline, adverse, and severely adverse conditions, and will make public a summary of the results, including company specific information. Further, covered companies will be required to perform one or more company-run capital stress tests each year using a baseline, adverse, and severely adverse scenario provided by the Federal Reserve as well as a baseline, adverse and severely adverse scenario developed by the covered company, and to make a summary of the results public.
In the initial phase, covered companies will be subject to the Federal Reserve's capital plan rule, described above, including the requirement to maintain a Tier 1 common ratio greater than 5%. The Federal Reserve states that, in a second phase, it intends to supplement the enhanced risk-based capital requirements contained in its capital plan rule with a subsequent proposal to implement a quantitative risk-based capital surcharge for covered companies or a subset of covered companies. The quantitative risk-based capital surcharge would be based on the Basel Committee's approach and implementation timeframe, which contemplates adopting implementing rules in 2014 and requiring global systemically important banks to meet the capital surcharges on a phased-in basis from 2016-2019. The Federal Reserve also notes that it and the other U.S. federal banking agencies are continuing to work on implementing the other Basel III capital requirements in the United States but, other than with respect to the capital surcharge, does not provide further details with respect to such implementation.
The Federal Reserve proposed rules related to liquidity would subject covered companies to a set of enhanced liquidity risk management standards, including liquidity stress testing. The proposal would require covered companies to conduct internal stress tests at least monthly to measure their liquidity needs during times of instability in the financial markets and to hold “highly liquid assets” that would be sufficient to cover 30-day stressed net cash outflows under their internal stress scenarios. Covered companies also would be required to meet specified corporate governance requirements around liquidity risk management, to project cash flow needs over various time horizons, to establish internal limits on certain liquidity metrics, and to maintain a contingency funding plan that identifies potential sources of liquidity strain and alternative sources of funding when usual sources of liquidity are unavailable. The Federal Reserve indicates that, in a second phase, it and the other U.S. federal banking agencies plan to issue one or more proposals to implement quantitative liquidity requirements based on Basel III that would be applicable to all or a subset of covered companies.
On January 17, 2012, the FDIC approved a notice of proposed rulemaking to implement the provisions of the Reform Act that require state nonmember banks with consolidated assets of more than $10 billion, such as Discover Bank, to conduct annual capital adequacy stress tests. In terms of its requirements, the notice of proposed rulemaking is substantively similar to the Federal Reserve’s December 20, 2011 proposed rules described above. Also on January 17, 2012, the FDIC approved a final rule requiring an insured depository institution with $50 billion or more in total assets, such as Discover Bank, to submit to the FDIC periodic contingency plans for resolution in the event of the institution's failure. This final rule follows an interim final rule relating to insured depository institution resolution plans and separate joint rulemaking with the Federal Reserve that the FDIC approved in September 2011 pursuant to Section 165(d) of the Reform Act requiring bank holding companies with $50 billion or more in consolidated assets (including us) and certain other financial companies to submit a resolution plan (or so-called “living will”) to the FDIC, the Federal Reserve, and the Financial Stability Oversight Council for their rapid and orderly liquidation in the event of material financial distress or failure. The FDIC's final rule and the separate joint rulemaking rules are meant to be complementary and use the same staggered submission schedule. Under the rules, the initial resolution plans for us and Discover Bank are required to be submitted on or before December 31, 2013. Thereafter, we and Discover Bank are required to update such plans annually and, in certain circumstances, more frequently.
Asset-Backed Securities
The Reform Act also imposes a number of significant changes relating to the asset-backed securities and structured finance markets, some of which may impact our ability and/or desire to utilize those markets to meet funding and liquidity needs. For more information regarding these and other changes related to asset-backed securities that may impact us, see "Risk Factors - If we are unable to securitize our receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition," "- Liquidity and Capital Resources - Funding Sources - Credit Card Securitization Financing" and "- Liquidity and Capital Resources - Credit Ratings."

Results of Operations
The discussion below provides a summary of our results of operations for the year ended November 30, 2011, compared to our results of operations for the year ended November 30, 2010, and for the year ended November 30, 2009 on a non-GAAP as-adjusted basis. The discussion also provides information about our loan receivables as of November 30, 2011, compared to November 30, 2010, and November 30, 2009 on a non-GAAP as-adjusted basis. In certain tables, quantitative information about our loan receivables as of November 30, 2008 and 2007 are also shown on a non-GAAP as-adjusted basis. For a reconciliation of GAAP to non-GAAP as-adjusted financial data, see “ - Reconciliations of GAAP to Non-GAAP As-Adjusted Data.” All information and comparisons are based solely on continuing operations.
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
Direct Banking. Our Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses and other consumer banking products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through our Discover Bank subsidiary. The majority of our Direct Banking revenues relate to interest income earned on each of our loan products. Additionally, our credit card products generate substantially all of our revenues related to discount and interchange, fee products and loan fee income.
Payment Services. Our Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and our third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties. The majority of our Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club.

The following table presents segment data (dollars in thousands):

	For the Year Ended November 30,
	2011	2010	2009
Direct Banking(1)
Interest income
Credit card	$5,654,088	$5,836,002	$6,169,302
Private student loans	115,307	47,518	25,906
PCI student loans	225,096	—	—
Personal loans	266,081	181,652	139,247
Other	84,529	81,027	99,599
Total interest income	6,345,101	6,146,199	6,434,054
Interest expense	1,484,335	1,582,745	1,605,277
Net interest income	4,860,766	4,563,454	4,828,777
Provision for loan losses	1,013,350	3,206,705	5,123,030
Other income	1,907,322	1,827,414	1,946,270
Other expense	2,409,584	2,056,685	2,087,970
Income before income tax expense	3,345,154	1,127,478	(435,953)
Payment Services
Interest income	38	19	1,098
Interest expense	217	243	222
Net interest expense	(179)	(224)	876
Provision for loan losses	—	—	—
Other income	297,852	267,585	239,794
Other expense	131,583	125,980	134,126
Income before income tax expense	166,090	141,381	106,544
Total income before income tax expense	$3,511,244	$1,268,859	$(329,409)

(1)
The 2009 Direct Banking segment information is presented on a non-GAAP as-adjusted basis. No adjustments have been made to the Payment Services segment. See reconciliations in “ —Reconciliations of GAAP to Non-GAAP As-Adjusted Data.”

The following table presents information on transaction volume (in thousands):

	For the Year Ended November 30,
	2011	2010	2009
Network Transaction Volume
PULSE Network	$140,119,224	$118,178,821	$109,302,121
Third-Party Issuers	7,532,898	6,802,480	5,671,555
Diners Club (1)	29,274,940	27,132,901	26,172,977
Total Payment Services	176,927,062	152,114,202	141,146,653
Discover Network—Proprietary (2)	103,527,058	95,759,835	90,688,997
Total Volume	$280,454,120	$247,874,037	$231,835,650
Transactions Processed on Networks
Discover Network	1,721,697	1,605,114	1,513,955
PULSE Network	3,823,930	3,308,543	2,878,720
Total	5,545,627	4,913,657	4,392,675
Credit Card Volume
Discover Card Volume (3)	$108,086,521	$98,698,861	$95,592,170
Discover Card Sales Volume (4)	$100,137,826	$92,470,523	$87,460,552

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and fee-based products.

(4)	Represents Discover card activity related to net sales.

Direct Banking
For the Year Ended November 30, 2011 compared to the Year Ended November 30, 2010
Our Direct Banking segment reported pretax income of $3.3 billion for the year ended November 30, 2011, as compared to pretax income of $1.1 billion for the year ended November 30, 2010.
Loan receivables totaled $57.3 billion at November 30, 2011, which was up from $48.8 billion at November 30, 2010. This was primarily driven by the increase in private student loans due to the acquisition of $3.1 billion of loans from SLC in the first quarter of 2011 (see Note 4: Business Combinations to our consolidated financial statements), and an additional $2.4 billion of student loans acquired in the fourth quarter of 2011 (see Note 6: Loan Receivables to our consolidated financial statements). Credit card loan receivables were $46.6 billion at November 30, 2011, which was up from $45.2 billion at November 30, 2010. Personal loan receivables were $2.6 billion at November 30, 2011, which was up from $1.9 billion at November 30, 2010. Discover card sales volume was $100.1 billion for the year ended November 30, 2011, an increase of 8% as compared to the same period in 2010. This growth was driven primarily by an increase in spending by both new and existing customers partially due to increased marketing.
Net interest margin rose slightly for the year ended November 30, 2011 as compared to the same period in 2010. This was driven by an increase in yield on our liquidity portfolio and a decrease in interest expense as a percentage of total loans, partially offset by a decline in yield related to loans. The increase in yield on our liquidity portfolio was driven by a shift to higher yielding investment securities. The decrease in interest expense was related to maturities of deposits bearing higher interest rates, partially offset by increased interest expense on securitized borrowings. The yield on loans declined reflecting an increase in lower yielding student loans. For a more detailed discussion on net interest income, see “-Net Interest Income.”
At November 30, 2011, our delinquency rate for credit card loans over 30 days past due was 2.39% as compared to 4.06% at November 30, 2010, reflective of improvement throughout 2011 in the underlying credit quality of our portfolio. For the year ended November 30, 2011, our net charge-off rate on credit cards declined to 4.50%, as compared to 8.08% for the same period in 2010. A reduction in the loan loss reserve rate and a decline in the level of net charge-offs led to a decline in the provision for loan losses for the year ended November 30, 2011 as compared to the same period in 2010. For a more detailed discussion on provision for loan losses, see “-Loan Quality-Provision and Allowance for Loan Losses.”
Total other income increased for the year ended November 30, 2011 as compared to the same period in 2010, primarily due to the inclusion of income from the transition service agreement related to the acquisition of SLC in first quarter 2011 (see Note 4: Business Combinations to our condensed consolidated financial statements). Furthermore, discount and interchange revenue and revenue from fee products increased during the year ended November 30, 2011 as compared to the same period in 2010. These increases were partially offset by a decline in loan fee income as well as a modest loss on investments. The increase in discount and interchange revenue was driven by higher sales volume, partially offset by higher Cashback Bonus rewards. Higher levels of revenue from fee products were driven by lower charge-offs relating to these products during the year ended November 30, 2011 as compared to the same period in 2010. Gain on investments declined for the year ended November 30, 2011 as compared to the same period in 2010 due to the inclusion of a gain of $19.6 million related to the liquidation of the collateral supporting the asset-backed commercial paper notes of Golden Key U.S. LLC (“Golden Key”) during 2010. There was not a similar benefit recognized in 2011. Furthermore, other income in 2010 also included a $23 million charge related to the decision we made in 2010 to sell our remaining federal student loans. There was no such charge to other income during 2011.
    Total other expense increased for the year ended November 30, 2011 as compared to the same period in 2010 primarily due to higher compensation expenses from increased headcount and higher bonuses. Furthermore, there were higher marketing and business development costs related to new account acquisitions. Professional fees also increased due to higher costs related to key technology initiatives, costs relating to the SLC acquisition, as well as an increase in costs related to efforts to recover charged-off accounts. Furthermore, other expense also rose due to an increase in fraud related costs, an increase in legal reserves related to pending litigation and higher investments in various growth initiatives. For the year ended November 30, 2010, other expense benefited from a $29 million expense reversal related to the payment to Morgan Stanley under an amendment to the special dividend agreement that occurred in the first quarter of 2010. There was not a similar benefit recognized in 2011.

For the Year Ended November 30, 2010 compared to the Year Ended November 30, 2009
Our Direct Banking segment had pretax income of $1.1 billion for the year ended November 30, 2010 as compared to a reported pretax income of $2.0 billion (which included $1.9 billion in income from the settlement of our antitrust litigation) and a non-GAAP as-adjusted pretax loss of $436 million for the year ended 2009.
Discover card sales volume was up for the year ended November 30, 2010 as compared to 2009 reflecting higher average spend per customer and a continued increase in merchant acceptance. Loan receivables totaled $48.8 billion at November 30, 2010, which was down from $50.9 billion at November 30, 2009 on a non-GAAP as-adjusted basis, reflecting a decline in credit card loans and federal student loans, partially offset by an increase in personal loans and private student loans. Although sales volumes increased, credit card loans declined as a result of a reduction in promotional rate balances and an increase in the payment rate. In 2010, we sold $1.5 billion in federal student loans to the U.S. Department of Education and classified the remaining $788 million of federal student loan balances as held for sale.
Net interest income declined during 2010 as compared to 2009 on a non-GAAP as-adjusted basis, largely due to a decline in the average level of credit card loan receivables as well as a lower net interest margin. The decline in net interest margin is reflective of the impact of legislative changes on credit card yield and an increase in the average level of lower rate student loan balances, partially offset by higher interest rates earned on standard balances and fewer promotional rate balances.
At November 30, 2010, our over 30 days delinquency rate was 3.89% as compared to 5.31% at November 30, 2009 on a non-GAAP as-adjusted basis, reflective of continued improvement in credit performance. For the year ended November 30, 2010, our net charge-off rate declined to 7.57%, compared to 7.77% for the year ended November 30, 2009 on a non-GAAP as-adjusted basis. Provision for loan losses for the year ended November 30, 2010 was lower as compared to November 30, 2009 on a non-GAAP as-adjusted basis primarily due to a reduction in the loan loss reserve rate and a decline in the level of net charge-offs.
Total other income decreased in 2010 as compared to 2009 on a non-GAAP as-adjusted basis primarily due to the discontinuance of overlimit fees on consumer credit card loans beginning in February 2010 and a decline in late fees beginning in August 2010 in connection with implementing the provisions of the CARD Act. Other income in 2010 also included a $23 million charge related to the decision we made in 2010 to sell our remaining federal student loans. This decrease was partially offset by an increase in discount and interchange revenue and a $19.6 million gain related to the liquidation of collateral supporting our Golden Key investment.
Total other expense decreased during 2010 as compared to 2009 on a non-GAAP as-adjusted basis, as the impact of the cost containment initiatives begun in 2009, particularly those related to employee compensation and benefits and information processing and communications, largely offset the impact of higher marketing expenses. Additionally, the first quarter of 2010 benefited from a $29 million expense reversal related to the payment to Morgan Stanley under an amendment to the special dividend agreement, while the second quarter of 2009 included a $20 million restructuring charge related to a reduction in force.
Payment Services
For the Year Ended November 30, 2011 compared to the Year Ended November 30, 2010
Our Payment Services segment reported pretax income of $166 million for the year ended November 30, 2011, up $25 million as compared to the same period during 2010 as a result of higher volumes and margins from transactions on the PULSE network. Expenses increased due to higher employee compensation due to higher headcount and investments related to enhancing our processing capacity.
Transaction dollar volume increased $25 billion for the year ended November 30, 2011 as compared to the year ended November 30, 2010, primarily driven by increased PULSE volume. The number of transactions on the PULSE network increased by 16% for the year ended November 30, 2011, as compared to the same period in 2010.
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
Critical Accounting Estimates
In preparing our consolidated financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the accrual of credit card customer rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment, estimates of future cash flows associated with purchased credit-impaired loans and the accrual of income taxes as critical accounting estimates.
Allowance for Loan Losses
We base our allowance for loan loss on several analyses that help us estimate incurred losses as of the balance sheet date. While our estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced to determine the allowance. We use a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The migration analysis considers uncollectible principal, interest and fees reflected in the loan receivables. Management also estimates loss emergence by using other analyses to estimate losses incurred from non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, current economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, and forecasting uncertainties. Given the same information, others may reach different reasonable estimates.
If management used different assumptions in estimating incurred net loan losses, the impact to the allowance for loan losses could have a material effect on our consolidated financial condition and results of operations. For example, a 10% change in management's estimate of incurred net loan losses could have resulted in a change of approximately $221 million in the allowance for loan losses at November 30, 2011, with a corresponding change in the provision for loan losses. See “ - Loan Quality” and Note 3: Summary of Significant Accounting Policies to our consolidated financial statements for further details about our allowance for loan losses.
Customer Rewards Cost
We offer our customers various reward programs, including the Cashback Bonus reward program, pursuant to which we offer certain customers a reward equal to a percentage of their purchase amounts based on the type and volume of the customer's purchases. The liability for customer rewards is included in accrued expenses and other liabilities in our consolidated statements of financial condition. We compute our rewards liability on an individual customer basis and it is accumulated as qualified customers make progress toward earning a reward through their ongoing purchase activity. The liability is adjusted for expected forfeitures of accumulated rewards. In determining the forfeiture estimate, we consider historical rewards redemption and forfeiture behavior, the level of recent customer purchase activity and the terms of the current rewards programs. We generally recognize reward costs as a reduction of discount and interchange revenue in the consolidated statements of income.
If management used a different estimate of forfeitures, our consolidated statement of financial condition and results of operations could have differed. For example, a 100 basis point decrease in the estimated forfeiture rate as of November 30, 2011, could have resulted in an increase in accrued expenses and other liabilities of approximately $12 million. The corresponding increase in rewards cost would have been reflected as a decrease in discount and interchange revenue. See “ - Other Income” and Note 3: Summary of Significant Accounting Policies to our consolidated financial statements for further details about credit card rewards cost.
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
If economic conditions deteriorate or other events adversely impact the assumptions used by management in these valuations, we may be exposed to an impairment loss that, when recognized, could have a material impact on our consolidated financial condition and results of operations. At November 30, 2011, there were no reporting units or intangible assets that were at reasonable risk for failing the respective impairment evaluations.
Income Taxes
We are subject to the income tax laws of the jurisdictions where we have business operations, primarily the United States, its states and municipalities. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items will affect taxable income in the various taxing jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. We regularly evaluate the likelihood of assessments in each of the taxing jurisdictions resulting from current and subsequent years' examinations, and tax reserves are established as appropriate.
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
Purchased Credit-Impaired Loans
The estimate of expected future cash flows on purchased credit-impaired ("PCI") loans determines the amount of yield we can recognize in future periods and impacts whether a loan loss reserve must be established for these loans. We re-evaluate the amount and timing of expected cash flows quarterly using updated loan portfolio characteristics as well as assumptions regarding expected borrower default and prepayment behavior. Because estimates of expected future cash flows on PCI loans involve assumptions and significant judgment, it is reasonably possible that others could derive different estimates than ours for the same periods. In addition, changes in estimates from one period to the next can have a significant impact on our consolidated financial condition and results of operations. A decrease in expected cash flows involving an increase in estimated credit losses would result in an immediate charge to earnings for the recognition of a loan loss provision. Increases or decreases in expected cash flows related solely to changes in estimated prepayments or to changes in variable interest rate indices would result in prospective yield adjustments over the remaining life of the loans. An increase in expected cash flows due to a reduction in expected credit losses would result first in the reversal of any previously established loan loss reserve on PCI loans through an immediate credit to earnings and then, if needed, a prospective adjustment to yield over the remaining life of the loans.
If management used a different estimate of expected borrower defaults, our consolidated statement of financial condition and results of operations could have differed. For example, a 10% increase in the expected borrower default rate of each PCI loan pool as of November 30, 2011 could have resulted in an impairment of up to $55 million. This impairment would have been reflected as an increase in provision for loan losses and a decrease in the carrying value of the PCI loans. The accounting and estimates used in our calculations are discussed further in Note 6: Loan Receivables to our consolidated financial statements.

Earnings Summary
The following table outlines changes in our consolidated statements of income for the periods presented (dollars in thousands):

	For the Year Ended November 30,			2011 vs. 2010 increase (decrease)		2010 vs. 2009 increase (decrease)
	2011	2010	2009 (Non-GAAP As-Adjusted 1)	$	%	$	%
Interest income	$6,345,139	$6,146,218	$6,435,152	$198,921	3%	$(288,934)	(4)%
Interest expense	1,484,552	1,582,988	1,605,499	(98,436)	(6)%	(22,511)	(1)%
Net interest income	4,860,587	4,563,230	4,829,653	297,357	7%	(266,423)	(6)%
Provision for loan losses	1,013,350	3,206,705	5,123,030	(2,193,355)	(68)%	(1,916,325)	(37)%
Net interest income (loss) after provision for loan losses	3,847,237	1,356,525	(293,377)	2,490,712	NM	1,649,902	NM
Other income	2,205,174	2,094,999	2,186,064	110,175	5%	(91,065)	(4)%
Other expense	2,541,167	2,182,665	2,222,096	358,502	16%	(39,431)	(2)%
Income (loss) before income tax expense	3,511,244	1,268,859	(329,409)	2,242,385	NM	1,598,268	NM
Income tax expense (benefit)	1,284,536	504,071	(92,125)	780,465	NM	596,196	NM
Net income (loss)	$2,226,708	$764,788	$(237,284)	$1,461,920	NM	$1,002,072	NM

(1) See “—Reconciliations of GAAP to Non-GAAP As-Adjusted Data.”

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
Our interest-earning assets consist of: (i) loan receivables, (ii) cash and cash equivalents, which includes amounts on deposit with the Federal Reserve, certain highly rated certificates of deposit, and triple-A rated government mutual funds, (iii) restricted cash, (iv) short-term investments and (v) investment securities. Our interest-bearing liabilities consist primarily of deposits, both direct-to-consumer and brokered, and long-term borrowings, including amounts owed to securitization investors. Net interest income is influenced by the following:

•
The level and composition of loan receivables, including the proportion of credit card loans to other consumer loans, as well as the proportion of loan receivables bearing interest at promotional rates as compared to standard rates;

•	The credit performance of our loans, particularly with regard to charge-offs of finance charges, which reduce interest income;

•	The terms of long-term borrowings and certificates of deposit upon initial offering, including maturity and interest rate;

•	The level and composition of other interest-bearing assets and liabilities, including our liquidity investment portfolio;

•	Changes in the interest rate environment, including the levels of interest rates and the relationships among interest rate indices, such as the prime rate, the Federal Funds rate and LIBOR;

•	The effectiveness of interest rate swaps in our interest rate risk management program; and

•	The difference between the carrying amount and future cash flows expected to be collected on PCI loans.
For the Year Ended November 30, 2011 compared to the Year Ended November 30, 2010
Net interest margin rose slightly for the year ended November 30, 2011 as compared to the same period in 2010. This was driven by an increase in yield on our liquidity portfolio, as well as a decrease in interest expense as a percentage of total loans, partially offset by a decline in yield related to loans.

Interest income on loan receivables increased during the year ended November 30, 2011 as compared to the year ended November 30, 2010, as an increase in interest income from other consumer loans was partially offset by a decline in interest income from credit card loans. The increase in interest income from other consumer loans for the year ended November 30, 2011 as compared to the same period in 2010 is primarily attributable to the acquisition of SLC during the first quarter of 2011, as well as growth in personal loans. For the year ended November 30, 2011, the decline in interest income from credit card loans was mostly driven by a decline in yield caused by an increase in promotional rate balances and a decrease in customers who carry a balance on their cards, partially offset by lower interest charge-offs. Furthermore, the decline in yield was also impacted by the CARD Act that was implemented in 2010, which led to restrictions on imposing default interest rates on existing balances.

Interest income on other interest-earning assets, which largely relates to investment income on our liquidity investment portfolio, increased primarily due to a shift in the mix of our liquidity investment portfolio in the fourth quarter of 2010 from cash and cash equivalents to investments in securities of the U.S Treasury and U.S. government agencies, which typically have a higher yield than cash and cash equivalents.

Interest expense declined in the year ended November 30, 2011 as compared to the same period in 2010. This was primarily due to a decline in interest expense related to maturities of deposits bearing higher interest rates. This was partially offset by an increase in interest expense on securitized borrowings, primarily due to the acquisition of three SLC securitization trusts in the first quarter of 2011 which have higher funding costs than our credit card securitizations.

For the Year Ended November 30, 2010 compared to the Year Ended November 30, 2009
Net interest income was $4.6 billion for the year ended November 30, 2010, a decline of 6% as compared to the year ended November 30, 2009 on a non-GAAP as-adjusted basis. The decline in net interest income was primarily due to a lower average level of credit card loan receivables as well as a decline in net interest margin.
Net interest margin was 9.14% for the year ended November 30, 2010, down 31 basis points as compared to the year ended November 30, 2009 on a non-GAAP as-adjusted basis. This reflects a greater proportion of lower-rate student loans in our loan portfolio for much of the year, lower rates earned on higher balances in our liquidity investment portfolio and higher rates paid on long-term borrowings, partially offset by lower deposit funding costs and an improvement in credit card yield. Yield on credit card loan receivables improved as a result of fewer promotional rate balances and higher interest rates earned on standard balances, partially offset by the impact of legislative changes related to restrictions on increasing interest rates on existing balances beginning in February 2010. Although the yield on credit card loan receivables was higher for the full year 2010 as compared to 2009 on a non-GAAP as-adjusted basis, the credit card yield during the fourth quarter 2010 was lower than the fourth quarter 2009 on a non-GAAP as-adjusted basis.
The level of net interest income also declined during the year ended November 30, 2010, as compared to the year ended November 30, 2009 on a non-GAAP as-adjusted basis, because of a decline in the average level of credit card loan receivables, which was driven by a reduction in promotional rate balances and an increase in the payment rate. This was partially offset by an increase in the level of student loans and a higher average level of liquidity.
Interest expense declined slightly for the year ended November 30, 2010 as compared to the year ended November 30, 2009 on a non-GAAP as-adjusted basis largely as a result of lower interest expense on securitized debt and deposits offset by higher expense associated with subordinated debt issuances in late 2009 and April 2010. Interest expense on securitized debt declined because of a significant level of maturities in the first half of 2010. Interest expense on deposits declined as the decline in deposit interest rates more than offset the higher level of deposit borrowings, which replaced the maturing asset-backed securities.

Average Balance Sheet Analysis

	2011			2010			2009 (Non-GAAP As-Adjusted 1)
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$3,920,401	0.24%	$9,569	$9,628,759	0.25%	$24,319	$8,854,380	0.56%	$50,024
Restricted cash	1,179,733	0.14%	1,672	2,124,343	0.16%	3,419	2,438,438	0.75%	18,195
Other short-term investments	153,013	1.07%	1,639	235,549	1.03%	2,435	662,979	0.59%	3,883
Investment securities	5,660,114	1.05%	59,365	1,688,453	1.55%	26,222	485,117	5.20%	25,230
Loan receivables(2):
Credit card(3)(4)	45,204,829	12.51%	5,654,088	45,616,791	12.79%	5,836,002	48,844,325	12.63%	6,169,303
Personal loans	2,228,226	11.94%	266,081	1,592,661	11.41%	181,653	1,223,841	11.38%	139,247
Federal student loans(5)	753,666	1.58%	11,904	1,817,990	1.23%	22,439	626,422	1.39%	8,698
Private student loans	1,637,260	7.04%	115,307	826,807	5.75%	47,518	363,985	4.73%	17,208
PCI student loans	3,104,504	7.25%	225,096	—	—%	—	—	—%	—
Other	14,137	2.95%	418	54,938	4.02%	2,211	71,544	4.70%	3,364
Total loan receivables	52,942,622	11.85%	6,272,894	49,909,187	12.20%	6,089,823	51,130,117	12.40%	6,337,820
Total interest-earning assets	63,855,883	9.94%	6,345,139	63,586,291	9.67%	6,146,218	63,571,031	10.12%	6,435,152
Allowance for loan losses	(2,710,377)			(3,870,545)			(3,550,229)
Other assets	3,791,077			3,978,625			3,139,709
Total assets	$64,936,583			$63,694,371			63,160,511
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(6)	$25,477,735	3.34%	849,743	$27,274,405	3.82%	1,042,683	24,748,485	4.51%	1,116,816
Money market deposits	4,656,321	1.23%	57,314	4,303,762	1.36%	58,745	4,091,867	1.59%	64,902
Other interest-bearing savings deposits	5,996,123	1.33%	79,719	2,980,286	1.65%	49,076	283,238	1.89%	5,366
Total interest-bearing deposits(7)	36,130,179	2.73%	986,776	34,558,453	3.33%	1,150,504	29,123,590	4.08%	1,187,084
Borrowings:
Short-term borrowings	127,840	0.10%	133	410	0.24%	1	837,452	0.30%	2,538
Securitized borrowings	15,968,420	2.10%	335,143	17,247,078	1.58%	272,535	22,720,700	1.56%	354,215
Other long-term borrowings(6)	2,467,806	6.58%	162,500	2,736,017	5.85%	159,948	1,648,735	3.74%	61,662
Total borrowings	18,564,066	2.68%	497,776	19,983,505	2.16%	432,484	25,206,887	1.66%	418,415
Total interest-bearing liabilities	54,694,245	2.71%	1,484,552	54,541,958	2.90%	1,582,988	54,330,477	2.96%	1,605,499
Other liabilities and stockholders’ equity	10,242,338			9,152,413			8,830,034
Total liabilities and stockholders’ equity	$64,936,583			$63,694,371			63,160,511
Net interest income			$4,860,587			$4,563,230			$4,829,653
Net interest margin(8)		9.18%			9.14%			9.45%
Net yield on interest-bearing assets(9)		7.61%			7.18%			7.60%
Interest rate spread(10)		7.23%			6.77%			7.16%

(1)
Information related to restricted cash, investment securities, credit card loan receivables, allowance for loan losses, other assets, securitized borrowings, other long-term borrowings and other liabilities and stockholders' equity are presented on a non-GAAP as-adjusted basis. No adjustments have been made for cash and cash equivalents, other short-term investments, other loan receivables, interest-bearing deposits, short-term borrowings and other long-term borrowings. See “ - Reconciliations of GAAP to Non-GAAP As Adjusted Data.”

(2)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(3)
Interest income on credit card loans includes $225 million, $173 million and $187 million on a non-GAAP as-adjusted basis of amortization of balance transfer fees for the years ended November 30, 2011, 2010 and 2009 respectively.

(4)	Includes the impact of interest rate swap agreements used to change a portion of certain floating-rate credit card loan receivables to fixed-rates.

(5)	Includes federal student loans held for sale.

(6)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(7)	Includes the impact of FDIC insurance premiums and special assessments, and all periods reflect management's product allocation methodology as of fourth quarter 2011.

(8)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(9)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(10)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	2011 vs. 2010			2010 vs. 2009
	Volume	Rate	Total	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$(13,959)	$(791)	$(14,750)	$4,045	$(29,750)	$(25,705)
Restricted cash	(1,377)	(370)	(1,747)	(2,085)	(12,691)	(14,776)
Other short-term investments	(881)	85	(796)	(3,379)	1,931	(1,448)
Investment securities	44,085	(10,942)	33,143	28,364	(27,372)	992
Loan receivables:
Credit card	(52,366)	(129,548)	(181,914)	(412,055)	78,754	(333,301)
Personal loans	75,537	8,891	84,428	42,066	340	42,406
Federal student loans	(15,623)	5,088	(10,535)	15,024	(1,283)	13,741
Private student loans	55,115	12,674	67,789	25,915	4,395	30,310
PCI student loans	225,096	—	225,096	—	—	—
Other	(1,319)	(474)	(1,793)	(711)	(442)	(1,153)
Total loan receivables	286,440	(103,369)	183,071	(329,761)	81,764	(247,997)
Total interest income	314,308	(115,387)	198,921	(302,816)	13,882	(288,934)
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	(65,703)	(127,237)	(192,940)	107,010	(181,143)	(74,133)
Money market deposits	4,597	(6,028)	(1,431)	3,234	(9,391)	(6,157)
Other interest-bearing savings deposits	41,626	(10,983)	30,643	44,503	(793)	43,710
Total interest-bearing deposits	(19,480)	(144,248)	(163,728)	154,747	(191,327)	(36,580)
Borrowings:
Short-term borrowings	134	(2)	132	(2,123)	(414)	(2,537)
Securitized borrowings	(21,427)	84,035	62,608	(86,431)	4,751	(81,680)
Other long-term borrowings	(16,545)	19,097	2,552	53,016	45,270	98,286
Total borrowings	(37,838)	103,130	65,292	(35,538)	49,607	14,069
Total interest expense	(57,318)	(41,118)	(98,436)	119,209	(141,720)	(22,511)
Net interest income	$371,626	$(74,269)	$297,357	$(422,025)	$155,602	$(266,423)

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between November 30, 2011, November 30, 2010 and November 30, 2009 on a non-GAAP as-adjusted basis, based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in thousands):

	For the Years Ended November 30,
			2009	2008	2007
	2011	2010	(Non-GAAP As-Adjusted1)	(Non-GAAP As-Adjusted1)	(Non-GAAP As-Adjusted1)
Loans held for sale	$714,180	$788,101	$—	$—	$—
Loan portfolio:
Credit card loans:
Discover card	46,419,544	44,904,267	47,055,215	49,226,801	47,695,106
Discover business card	219,081	252,727	404,149	466,173	234,136
Total credit card loans	46,638,625	45,156,994	47,459,364	49,692,974	47,929,242
Other consumer loans:
Personal loans	2,648,051	1,877,633	1,394,379	1,028,093	165,529
Federal student loans	—	—	1,352,587	167,749	4,380
Private student loans	2,069,001	999,322	579,679	132,180	8,440
Other	16,690	14,363	68,137	74,282	72,845
Total other consumer loans	4,733,742	2,891,318	3,394,782	1,402,304	251,194
PCI student loans(2)	5,250,388	—	—	—	—
Total loan portfolio	56,622,755	48,048,312	50,854,146	51,095,278	48,180,436
Total loan receivables	57,336,935	48,836,413	50,854,146	51,095,278	48,180,436
Allowance for loan losses	(2,205,196)	(3,304,118)	(3,902,360)	(2,754,357)	(1,731,655)
Net loan receivables	$55,131,739	$45,532,295	$46,951,786	$48,340,921	$46,448,781

(1)
Discover card loan balances and the allowance for loan losses are presented on a non-GAAP as-adjusted basis. No adjustments have been made to loans held for sale, Discover business card, personal loans, federal or private student loans or other loans. See reconciliation in “ - Reconciliations of GAAP to Non-GAAP As-Adjusted Data.”

(2)	Represents purchased credit-impaired private student loans which do not have a related allowance for loan losses or charge-offs (see Note 6: Loan Receivables to our consolidated financial statements).

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
In calculating the allowance for loan losses, we estimate probable losses separately for segments of the loan portfolio that have similar risk characteristics, such as credit card and other consumer loans. For consumer loans, we use a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. We use other analyses to estimate losses incurred from non-delinquent accounts which adds an additional element to the identification of loss emergence. We use these analyses together to determine our allowance for loan losses.

For the year ended November 30, 2011, the provision for loan losses decreased $2.2 billion as compared to the year ended November 30, 2010. This decrease was primarily due to improved credit performance, which resulted in a decline in the level of net charge-offs, discussed in “ - Net Charge-offs” below. Improvements in credit performance were also evidenced by a decline in the delinquency rate for the year, which was the primary driver of the reduction in the allowance for loan losses. At November 30, 2011, the allowance for loan losses was $2.2 billion, a decrease of $1.1 billion from November 30, 2010.
For the year ended November 30, 2010, the provision for loan losses decreased $1.9 billion as compared to the year ended November 30, 2009 on a non-GAAP as-adjusted basis. This decrease was attributable to lower net charge-offs and a reduction in the allowance for loan losses. The reduction in the allowance for loan losses was due to improved delinquency statistics, which resulted in lower loan loss reserve rates, as well as a $2.3 billion decline in the level of credit card loans. More specifically, our allowance at November 30, 2010 was $3.3 billion, a decline of $598 million as compared to November 30, 2009 on a non-GAAP as-adjusted basis. This full-year net reduction in the allowance includes a $305 million increase to the allowance in the first quarter 2010 upon management's consideration of refined analytics that expanded its ability to identify loss emergence.
At November 30, 2011, the level of the allowance related to other consumer loans increased by $40 million as compared to November 30, 2010 mainly due to the increase in private student loan receivables as well as the seasoning of the loan portfolio. At November 30, 2010, the level of the allowance related to other consumer loans decreased by $16 million as compared to November 30, 2009. This was largely attributable to a decline in our personal loan reserve rate due to credit improvement in that portfolio. This was partially offset by a reserve increase related to a higher level of private student loans.
The following table provides changes in our allowance for loan losses for the periods presented (dollars in thousands):

	For the Year Ended November 30,
			2009	2008	2007
	2011	2010	(Non-GAAP As-Adjusted1)	(Non-GAAP As-Adjusted1)	(Non-GAAP As-Adjusted1)
Balance at beginning of period	$3,304,118	$1,757,899	$2,754,357	$1,731,655	$1,632,291
Additions:
Addition to allowance related to securitized receivables(2)	—	2,144,461	—	—	—
Provision for loan losses	1,013,350	3,206,705	5,123,030	3,476,644	1,896,753
Deductions:
Charge-off related to loans sold	—	(25,342)	—	—	—
Charge-offs:
Discover card	(2,594,169)	(4,094,236)	(4,242,494)	(2,832,771)	(2,201,741)
Discover business card	(21,154)	(59,986)	(62,115)	(19,814)	(2,418)
Total credit card loans	(2,615,323)	(4,154,222)	(4,304,609)	(2,852,585)	(2,204,159)
Personal loans	(69,273)	(92,351)	(68,590)	(7,974)	(1,857)
Federal student loans	—	(719)	—	—	—
Private student loans	(7,931)	(2,783)	(468)	(8)	—
Other	(1,315)	(1,018)	(22)	(83)	(25)
Total other consumer loans	(78,519)	(96,871)	(69,080)	(8,065)	(1,882)
Total charge-offs	(2,693,842)	(4,251,093)	(4,373,689)	(2,860,650)	(2,206,041)
Recoveries:
Discover card	575,838	466,548	396,483	405,844	407,606
Discover business card	3,642	3,549	1,233	272	35
Total credit card loans	579,480	470,097	397,716	406,116	407,641
Personal loans	1,985	1,307	906	576	988
Private student loans	101	38	2	—	—
Other	4	46	38	16	23
Total other consumer loans	2,090	1,391	946	592	1,011
Total recoveries	581,570	471,488	398,662	406,708	408,652
Net charge-offs	(2,112,272)	(3,779,605)	(3,975,027)	(2,453,942)	(1,797,389)
Balance at end of period	$2,205,196	$3,304,118	$3,902,360	$2,754,357	$1,731,655

(1)
Information related to Discover card and total loans is presented on an adjusted basis. No adjustments have been made for Discover business card, personal loans, federal and private student loans or other loans. See reconciliation in “ - Reconciliations of GAAP to Non-GAAP As-Adjusted Data.”

(2)
On December 1, 2009, upon adoption of the Financial Accounting Standards Board (“FASB”) Statements No. 166 and 167, the Company recorded $2.1 billion allowance for loan losses related to newly consolidated and reclassified credit card loan receivables.

The following table presents a breakdown of the allowance for loan losses (dollars in thousands):

	For the Years Ended November 30,
			2009	2008	2007
	2011	2010	(Non-GAAP As-Adjusted1)	(Non-GAAP As-Adjusted1)	(Non-GAAP As-Adjusted1)
Discover card	$2,058,247	$3,182,603	$3,731,568	$2,664,986	$1,714,237
Discover business card	11,914	26,285	59,979	32,597	8,279
Total credit card loans	2,070,161	3,208,888	3,791,547	2,697,583	1,722,516
Personal loans	82,075	76,087	95,056	51,742	8,310
Federal student loans	—	—	968	142	4
Private student loans	52,740	18,569	13,734	4,292	256
Other	220	574	1,055	598	569
Total other consumer loans	135,035	95,230	110,813	56,774	9,139
Total allowance for loan losses	$2,205,196	$3,304,118	$3,902,360	$2,754,357	$1,731,655

(1)
Information related to the allowance on Discover card, total credit card and total loan receivables is presented on an adjusted basis. No adjustments have been made for Discover business card, federal and private student loans, personal loans or other loans. See reconciliation in “ - Reconciliations of GAAP to Non-GAAP As-Adjusted Data.”

Net Charge-offs
Our net charge-offs include the principal amount of losses charged-off less principal recoveries and exclude charged-off interest and fees, recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest and loan fee income, respectively, which is effectively a reclassification of the loan loss provision, while fraud losses are recorded in other expense. Credit card loan receivables are charged-off at the end of the month during which an account becomes 180 days contractually past due. Closed-end consumer loan receivables are generally charged-off at the end of the month during which an account becomes 120 days contractually past due. Generally, customer bankruptcies and probate accounts are charged-off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day or 120-day contractual time frame.
The following table presents amounts and rates of net charge-offs of key loan portfolio segments (dollars in thousands):

	For the Years Ended November 30,
					2009		2008		2007
	2011		2010		(Non-GAAP As-Adjusted1)		(Non-GAAP As-Adjusted1)		(Non-GAAP As-Adjusted1)
	$	%	$	%	$	%	$	%	$	%
Credit card loans	$2,035,843	4.50%	$3,684,125	8.08%	$3,906,893	8.00%	$2,446,469	5.07%	$1,796,518	3.84%
Personal loans	$67,288	3.02%	$91,044	5.72%	$67,684	5.53%	$7,398	1.19%	$869	3.43%
Private student loans (excluding PCI(2))	$7,830	0.48%	$2,745	0.33%	$466	0.05%	$8	0.01%	$—	—%

(1)
Information related to credit card loan receivables for years prior to 2010 is presented on a non-GAAP as-adjusted basis. No adjustments have been made for personal loan or private student loan receivables. See reconciliation in “ - Reconciliations of GAAP to Non-GAAP As-Adjusted Data.”

(2)
Charge-offs for PCI loans did not result in a charge to earnings during 2011 and are therefore excluded from the calculation. See Note 6: Loan Receivables to our consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loan receivables decreased 358 basis points for the year ended November 30, 2011 as compared to the year ended November 30, 2010. The decrease in net charge-offs was attributable to improvement in both contractual and bankruptcy related charge-offs subsequent to a peak in the level of charge-offs in the first quarter of 2010. Furthermore, during the year ended November 30, 2011 there were higher levels of recoveries as compared to the same periods in 2010. As relatively few newly originated student loans had entered repayment in 2011, the net charge-off rate on student loans remained low in 2011 similar to the prior year.
The amount of charge-offs on credit card loans decreased for the year ended November 30, 2010 compared to the year ended November 30, 2009 on a non-GAAP as-adjusted basis. The level of contractual and bankruptcy charge-offs had peaked by the end of the first quarter of 2010 and then declined throughout 2010 as a result of improvement in the economic environment. However, the net charge-off rate on our credit card loans increased slightly for the year ended November 30, 2010 compared to the year ended November 30, 2009 on a non-GAAP as-adjusted basis due to a lower average level of credit card loans. The seasoning of our personal loan portfolio led to higher charge-off amounts during the year ended November 30, 2010 as compared to 2009. Similar to 2011, there were low levels of student loans in repayment in 2010 and thus minimal levels of net charge-offs.

Delinquencies
Delinquencies are an indicator of credit quality at a point in time. Loan balances are considered delinquent when contractual payments on the loan become 30 days past due. Information related to loans 90 days or more delinquent and accruing interest is provided in Note 6: Loan Receivables to our consolidated financial statements.
The following table presents the amounts and delinquency rates of key loan portfolio segments that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in thousands):

	For the Years Ended November 30,
					2009		2008		2007
	2011		2010		(Non-GAAP As-Adjusted2)		(Non-GAAP As-Adjusted2)		(Non-GAAP As-Adjusted2)
	$	%	$	%	$	%	$	%	$	%
Loans 30 days delinquent or more:
Credit card loans	$1,116,851	2.39%	$1,831,119	4.06%	$2,656,689	5.60%	$2,316,523	4.66%	$1,719,522	3.59%
Personal loans	$22,966	0.87%	$29,486	1.57%	$30,210	2.17%	$10,859	1.06%	$466	0.28%
Private student loans(excluding PCI loans(1))	$13,065	0.63%	$5,030	0.50%	$491	0.13%	$37	0.09%	$19	1.05%

Loans 90 days delinquent or more:
Credit card loans	$559,674	1.20%	$958,216	2.12%	$1,393,474	2.94%	$1,102,566	2.22%	$804,414	1.68%
Personal loans	$7,362	0.28%	$10,670	0.57%	$9,839	0.71%	$2,582	0.25%	$110	0.07%
Private student loans (excluding PCI loans(1))	$2,992	0.14%	$1,408	0.14%	$97	0.03%	$—	—%	$9	0.51%

Loans not accruing interest	$207,138	0.40%	$325,900	0.68%	$438,278	0.86%	$366,508	0.72%	$256,694	0.53%

Restructured loans
Credit card loans(3)(4)	$1,216,738	2.61%	$305,344	0.68%	$218,182	0.46%	$—	—%	$—	—%
Personal loans	$7,635	0.29%	$—	—%	$—	—%	$—	—%	$—	—%
Private student loans (excluding PCI loans(1))	$5,439	0.26%	$—	—%	$—	—%	$—	—%	$—	—%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)
Information related to credit card loan receivables for years prior to 2010 is presented on a non-GAAP as-adjusted basis. No adjustments have been made for personal loan or private student loan receivables. See reconciliation in “ - Reconciliations of GAAP to Non-GAAP As-Adjusted Data.”

(3)
Restructured loans include $37.9 million, $35.0 million and $9.7 million for the years ended November 30, 2011, 2010 and 2009, respectively, that are also included in loans over 90 days delinquent or more.

(4)	Data not available for the years ended November 30, 2008 and 2007.
Both credit card and personal loan receivables delinquency rates at November 30, 2011 have generally declined as compared to November 30, 2010 due to continued improvement in customer financial performance, which has resulted in improvements in both over 30-day and over 90-day delinquency balances. The decline is also attributable to proactive customer account management. The rate for over 30-day delinquency balances increased for private student loan balances due to the seasoning of our loan portfolio for the year ended November 30, 2011 as compared to the same period in 2010. The rate for over 90-day delinquency balances for private student loan balances was flat for the year ended November 30, 2011 as compared to 2010. Loan receivables not accruing interest at November 30, 2011 decreased compared to the prior year primarily as a result of a decrease in the number of bankruptcies. Restructured credit card loans at November 30, 2011 increased to $1.2 billion from $305.3 million at November 30, 2010 because we began accounting for credit card loans modified through temporary hardship and external programs as troubled debt restructurings during 2011.

The delinquency rates of credit card loans over 30-day and over 90-day delinquent have both decreased at November 30, 2010 as compared to November 30, 2009 on a non-GAAP as-adjusted basis. The delinquency rates on personal loans also experienced improvement in 2010 as compared to 2009. Similar to 2011, the decline in delinquency rates for both credit card and personal loans is due to improvements in customer financial performance and proactive customer account management. Loan receivables not accruing interest at November 30, 2010 decreased as compared to November 30, 2009 on a non-GAAP as-adjusted basis, as a result of a decrease in bankruptcy notifications. Restructured loans at November 30, 2010 increased as compared to November 30, 2009 due to the volume that entered a permanent program as a result of an increased focus on collection in 2010.
Maturities and Sensitivities of Loan Receivables to Changes in Interest Rates
Our loan portfolio had the following maturity distribution(1) at November 30, 2011 (dollars in thousands):

	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Credit card loans	$14,892,116	$24,928,752	$6,817,757	$46,638,625
Personal loans	27,703	1,939,777	680,571	2,648,051
Private student loans (excluding PCI)	306,492	220,587	1,541,922	2,069,001
PCI private student loans	14,068	311,456	4,924,864	5,250,388
Other consumer loans	273	12	16,405	16,690
Total loan portfolio	$15,240,652	$27,400,584	$13,981,519	$56,622,755

(1)
Because of the uncertainty regarding loan repayment patterns, the above amounts have been calculated using contractually required minimum payments. Historically, actual loan repayments have been higher than such minimum payments and, therefore, the above amounts may not necessarily be indicative of our actual loan repayments.

At November 30, 2011, approximately $28.0 billion of our loan portfolio due after one year had interest rates tied to an index and approximately $13.4 billion were fixed rate loans.
Modified and Restructured Loans
We have loan modification programs that provide for temporary or permanent hardship relief for our credit card loans to borrowers experiencing financial difficulties. The temporary hardship program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than twelve months. The permanent workout program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The permanent programs do not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. These loans continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. For additional information regarding the accounting treatment for these loans as well as amounts recorded in the financial statements related to these loans, see Note 6: Loan Receivables to our consolidated financial statements.
For student loan borrowers, in certain situations we offer payment forbearance to borrowers who are experiencing temporary financial difficulties and are willing to resume making payments. When a delinquent borrower is granted a second forbearance period, we classify these loans as troubled debt restructurings. Approximately $5.4 million of loans in our student loan portfolio are considered troubled debt restructurings. Borrower performance after using forbearance is monitored and the method has proven effective in helping to prevent defaults and in assisting customers experiencing temporary financial difficulties. We plan to continue to use forbearance, and as a result, we expect to have additional loans classified as troubled debt restructurings in the future.

For personal loan customers, in certain situations we offer various payment programs, including temporary and permanent programs. The temporary programs normally consist of a reduction of the minimum payment for a period of no longer than twelve months with a final balloon payment required at the end of the loan term. The permanent program involves changing the terms of the loan in order to payoff the outstanding balance over the new term for a period no longer than four years. The total term may not exceed nine years. We also allow loan modifications for customers who request financial assistance through external sources, similar to our credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans included in permanent programs are accounted for as troubled debt restructurings.

Other Income
The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Years Ended November 30,			2011 vs. 2010 increase (decrease)		2010 vs. 2009 increase (decrease)
			2009
	2011	2010	(Non-GAAP As-Adjusted1)	$	%	$	%
Discount and interchange revenue(2)	$1,083,847	$1,055,359	$984,088	$28,488	3%	$71,271	7%
Fee products	428,193	412,497	403,246	15,696	4%	9,251	2%
Loan fee income	338,147	339,797	494,305	(1,650)	—%	(154,508)	(31)%
Transaction processing revenue	179,989	149,946	125,201	30,043	20%	24,745	20%
Merchant fees	16,184	28,461	44,248	(12,277)	(43)%	(15,787)	(36)%
(Loss) gain on investments	(3,622)	19,131	(3,826)	(22,753)	(119)%	22,957	NM
Other income	162,436	89,808	138,802	72,628	81%	(48,994)	(35)%
Total other income	$2,205,174	$2,094,999	$2,186,064	$110,175	5%	$(91,065)	(4)%

(1)	See “ - Reconciliations of GAAP to Non-GAAP As-Adjusted Data.”

(2)	Net of rewards, including Cashback Bonus rewards, of $879 million, $738 million and $670 million for the years ended November 30, 2011, 2010 and 2009 respectively.
Total other income increased for the year ended November 30, 2011 as compared to the year ended November 30, 2010 due to increases in discount and interchange revenue, fee product revenue, transaction processing revenue and other income, partially offset by lower merchant fees and a decrease in gain on investments. These key drivers as well as other factors are discussed in more detail below.
Total other income decreased in the year ended November 30, 2010 compared to the year ended November 30, 2009 on a non-GAAP as-adjusted basis as lower loan fees and other income were partially offset by higher revenues from discount and interchange, transaction processing revenue and a $19.6 million gain relating to the liquidation of collateral supporting the asset-backed commercial paper notes of Golden Key. These key drivers as well as other factors are discussed in more detail below.
Discount and Interchange Revenue
Discount and interchange revenue includes discount revenue and acquirer interchange net of interchange paid to third-party issuers. We earn discount revenue from fees charged to merchants with whom we have entered into card acceptance agreements for processing credit card purchase transactions. We earn acquirer interchange revenue from merchant acquirers on all Discover Network card transactions and certain Diners Club transactions made by credit card customers at merchants with whom merchant acquirers have entered into card acceptance agreements for processing credit card purchase transactions. We incur an interchange cost to card issuing entities that have entered into contractual arrangements to issue cards on the Discover Network and on certain transactions on the Diners Club network. This cost is contractually established and is based on the card issuing organization's transaction volume and is reported as a reduction to discount and interchange revenue. We offer our customers various reward programs, including the Cashback Bonus reward program, pursuant to which we pay certain customers a percentage of their purchase amounts based on the type and volume of the customer's purchases. Reward costs are recorded as a reduction to discount and interchange revenue.
Sales volume increased during the years ended November 30, 2011 and 2010, driving an increase in discount and interchange revenue that was partially offset by a higher level of rewards. In total, our gross discount and interchange revenue increased by $170 million for the year ended November 30, 2011 as compared to the year ended November 30, 2010, which was partially offset by a $141 million increase in Cashback Bonus rewards earned by our customers. For the year ended November 30, 2010 as compared to the year ended November 30, 2009 on a non-GAAP as-adjusted basis, our gross discount and interchange revenue increased by $140 million, which was partially offset by a $68 million increase in Cashback Bonus rewards earned by our customers.

Fee Products
We earn revenue related to fees received for selling ancillary products and services, including payment protection and identity theft protection services, to customers. The amount of revenue recorded is generally based on either a percentage of a customer's outstanding balance or a flat fee and is recognized as earned. Fee products income increased for the year ended November 30, 2011 as compared to the year ended 2010 primarily due to lower chargeoffs related to these products.
Fee products income increased slightly for the year ended November 30, 2010, as compared to the year ended November 30, 2009 on a non-GAAP as-adjusted basis primarily due to an increase in revenue from our identity theft protection product.
Loan Fee Income
Loan fee income consists primarily of fees on credit card loans and includes late, overlimit, cash advance, pay-by-phone and other miscellaneous fees. However, as a result of legislative changes that became effective in 2010, we no longer charge overlimit or pay-by-phone fees on consumer credit card loans and additional legislative changes also resulted in modifications to our late fee policy beginning August 2010.
Loan fee income was flat for the year ended November 30, 2011 as compared to the year ended November 30, 2010. Although late fees decreased in 2011 due to the modifications discussed above, this was offset by higher overlimit fees in 2011 as there was a heightened amount of overlimit fee charge-offs in 2010. Although there was no material income relating to overlimit fees during 2011, there was a significant amount of overlimit fees that were delinquent in February 2010 and were subsequently charged off. In 2010, loan fee income decreased substantially as compared to 2009 on a non-GAAP as-adjusted basis, primarily due to the legislative changes mentioned above. We had a minimal level of overlimit fees in 2010 as compared to $82 million in 2009 on a non-GAAP as-adjusted basis, which was the last year in which we charged overlimit fees throughout the entire year (overlimit fees were $44 million in 2009 on a GAAP basis). Additionally, our late fee income declined by $45 million in 2010 as compared to 2009 on a non-GAAP as-adjusted basis. This was due in part to the legislative changes mentioned above, but also due to a higher level of late payment incidences in 2009 as a result of the credit environment at that time.
Merchant Fees
To broaden merchant acceptance of Discover Network cards, we began outsourcing our acquisition and servicing of small and mid-sized merchants to merchant acquiring organizations in late 2006. We have also sold small and mid-size merchant portfolios to third-party acquirers to facilitate integrated servicing and to reduce costs. As we have moved away from direct merchant relationships, our merchant fee income and related costs have declined to $16 million in 2011 as compared to $28 million in 2010 and $44 million in 2009. The lower income per transaction is generally offset by increased volume due to broader acceptance.
Transaction Processing Revenue
Transaction processing revenue represents switch fees charged to financial institutions and merchants for processing ATM, debit and point-of-sale transactions over the PULSE network, as well as various participation and membership fees. Switch fees are charged on a per transaction basis. Transaction processing revenue increased for 2011 as compared to 2010, as well as for 2010 compared to 2009, primarily due to continued higher transaction volumes at PULSE partially offset by increased business development costs.
Gain (Loss) on Investments
Gain (loss) on investment securities includes realized gains and losses on the sale of investments as well as any write-downs of investment securities to fair value when the decline in fair value is considered other than temporary. Gain (loss) on investment securities in 2010 included a gain of $19.6 million which related to the liquidation of collateral supporting the asset-backed commercial paper notes of Golden Key. There was not a similar benefit recognized in 2011 or 2009.
Other Income
Other income includes royalty revenues earned by Diners Club, revenue from the transition service agreements related to the acquisition of SLC, revenue from merchants related to reward programs, revenues from third-party issuers and other miscellaneous revenue items.
Other income increased for the year ended November 30, 2011 as compared to November 30, 2010 due to the acquisition of SLC in the first quarter of 2011 which resulted in the inclusion of transition service agreement revenue totaling $27 million as well as a bargain purchase gain of $7 million. For the year ended November 30, 2011 other income included a $5 million gain relating to fair value adjustments on our loans held for sale as compared to a $23 million loss related to the initial write down of those same loans during the year ended November 30, 2010.

Other income decreased in 2010 as compared to 2009. In 2010 revenue from the referral of declined applications to third-party issuers was lower as compared to the prior years due to a lower level of acquisition activity. In addition, other income included the $23 million loss as further described above.
Other Expense
The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Years Ended November 30,			2011 vs. 2010 increase (decrease)		2010 vs. 2009 increase (decrease)
			2009
	2011	2010	(Non-GAAP As-Adjusted1)	$	%	$	%
Employee compensation and benefits	$914,344	$802,649	$827,683	$111,695	14%	$(25,034)	(3)%
Marketing and business development	537,486	463,086	406,020	74,400	16%	57,066	14%
Information processing and communications	263,741	258,111	289,209	5,630	2%	(31,098)	(11)%
Professional fees	415,275	342,648	321,329	72,627	21%	21,319	7%
Premises and equipment	71,128	70,274	73,014	854	1%	(2,740)	(4)%
Other expense	339,193	245,897	304,841	93,296	38%	(58,944)	(19)%
Total other expense	$2,541,167	$2,182,665	$2,222,096	$358,502	16%	$(39,431)	(2)%

(1)	See “ - Reconciliations of GAAP to Non-GAAP As-Adjusted Data.”
Total other expense increased $358 million in 2011 as compared to 2010. This increase was primarily driven by the acquisition of SLC, growth and infrastructure investments made to expand the loan portfolio, network acceptance and deposits, and the associated impacts on headcount and compensation. Increased marketing and business development costs were primarily driven by higher investments in new credit card account acquisitions and new originations in student and personal loans enabled by the strong credit performance experienced in 2011. Professional fees increased due to higher costs related to key technology and growth initiatives, along with costs related to the SLC acquisition and higher costs related to recovering charged-off accounts. Other expense increased compared to prior year due to higher fraud related costs and an increase in legal reserves related to pending litigation. In addition, 2010 other expense included a $29 million non-recurring benefit related to the reversal of expense that had been recorded related to the payment to Morgan Stanley under an amendment to the special dividend agreement. There was not a similar benefit in 2011.
Total other expense decreased $39 million in 2010 as compared to 2009 on a non-GAAP as-adjusted basis. Employee compensation and benefits expense decreased as we reduced our cost base under uncertain economic conditions in 2009 and into 2010. Information processing and communications expense was lower in 2010 than in 2009 due to our efforts to reduce costs associated with ongoing contracts. Other expense was lower in 2010 due to (i) a $29 million nonrecurring benefit discussed above; (ii) a $20 million restructuring charge recorded during the second quarter 2009 as a result of the reduction in headcount and (iii) a $14 million decline in costs relating to fraud. These declines in expenses were partially offset by an increase in marketing expenses, due to increased advertising and promotional marketing expenses and higher investments in account acquisition, and an increase in professional fees, due to higher collection fees and advisory expenses related to the acquisition of SLC.

Income Tax Expense
The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Year Ended November 30,
	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes and other income taxes, net of U.S. federal income tax benefits	2.4	4.1	4.1
Valuation allowance - capital loss	(0.6)	—	1.1
Other	(0.2)	0.6	(0.4)
Effective income tax rate	36.6%	39.7%	39.8%
Income tax expense increased $780.5 million, or 155%, for the year ended November 30, 2011 as compared to the year ended November 30, 2010, which resulted from an increase in pretax income. The effective tax rate decreased 3.1% for the year ended November 30, 2011 from 39.7% for the year ended November 30, 2010. In 2011, we received confirmation of a state's treatment on a previously uncertain tax position and the settlement of certain state examination issues which resulted in the release of related reserves. We also released the valuation allowance previously recognized in May 2009 on a tax benefit arising from the capital loss associated with sale of the Goldfish business unit. These reserve releases contributed to the decrease in the effective tax rate.
For 2010, we had tax expense of $504 million as compared to a tax benefit of $92 million for 2009. The increase was the result of shifting from a non-GAAP as-adjusted pretax loss position in 2009 to a pretax income position in 2010. 2010 also included $49.9 million of state tax expense which was attributable to an increase in pretax income and tax liabilities in additional states.

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
At November 30, 2011, we had $26.2 billion of direct-to-consumer deposits and $13.3 billion of brokered deposits. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 20 months at November 30, 2011. The following table summarizes deposits by contractual maturity as of November 30, 2011 (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months
Certificates of deposit in amounts less than $100,000(1)	$20,114,121	$2,185,259	$2,805,104	$4,079,327	$11,044,431
Certificates of deposit in amounts of $100,000 to less than $250,000(1)	5,290,405	736,464	601,541	1,360,325	2,592,075
Certificates of deposit in amounts of $250,000(1)or greater	1,189,779	226,874	134,194	290,787	537,924
Savings deposits, including money market deposit accounts	12,869,582	12,869,582	—	—	—
Total interest-bearing deposits	$39,463,887	$16,018,179	$3,540,839	$5,730,439	$14,174,430

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. Our excess spread previously included the amount of certain principal collections available to be reallocated from Series 2009-SD, which enhanced securities of both DCMT and DCENT. Series 2009-SD matured on January 17, 2012, and as prescribed in amendments to the governing documents which became effective in January 2010, the size of the Class D (2009-1) note was increased. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of November 30, 2011, the 3-month rolling average excess spread was 17.43%, however, the maturity of Series 2009-SD on January 17, 2012 will have the effect of somewhat reducing the trusts' excess spread in periods thereafter.
Another feature of our securitization structure, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which, in limited circumstances, excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 7: Credit Card and Student Loan Securitization Activities to our consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spreads at November 30, 2011.
At November 30, 2011, we had $13.0 billion of outstanding public asset-backed securities, $0.3 billion of outstanding private asset-backed securitizations and $5.2 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries at November 30, 2011 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings—owed to credit card securitization investors	$13,293,481	$3,325,989	$7,967,989	$999,639	$999,864
At November 30, 2011, we had capacity to issue up to $7.8 billion in triple-A rated asset-backed securities from DCENT without the issuance of additional Class B or Class C notes as subordination. The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Pursuant to amendments to GAAP related to transfers of financial assets, effective for us on December 1, 2009, certain transfers of assets to special purpose entities (including Discover Bank’s transfers of assets to the DCMT) no longer qualify for sale accounting treatment. However, on September 27, 2010, the FDIC approved a final rule that preserves the safe-harbor treatment applicable to revolving trusts and master trusts, including the DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 1, 2009. Other legislative and regulatory developments, namely the proposed SEC Regulation AB II (including the SEC's July 2011 reproposal of certain of its provisions), the August 2011 SEC advance notice of proposed rulemaking regarding the rule exempting securitization entities from being regarded as "investment companies" under the Investment Company Act of 1940, the securitization and rating agency provisions of the Reform Act and the rules promulgated or proposed thereunder, including proposed rules requiring us to retain risk in our securitization on an unhedged basis, may, however, impact our ability and/or desire to issue asset-backed securities in the future.
Short-Term Borrowings. We primarily access short-term borrowings through the Federal Funds market or through repurchase agreements. In the past two years, we have rarely used short-term borrowings; however, we have recently been borrowing overnight Federal Funds on an opportunistic basis. Total short-term borrowings as of November 30, 2011 were $50.0 million and the weighted-average interest rate was 0.08%. Information about our use of short-term borrowings for the year ended November 30, 2011 is shown in the table below (dollars in thousands):

November 30, 2011
Maximum Daily Balance During the Period
Overnight Federal Funds purchased	$265,000
Overnight repurchase agreements	50,414
Corporate and Bank Debt. At November 30, 2011, we had $800 million in principal amount of senior unsecured notes outstanding and Discover Bank had $1.2 billion in principal amount of subordinated notes outstanding. Our senior unsecured notes are comprised of two issuances, each $400 million in principal amount, with one issuance maturing in June 2017 and the other issuance maturing in July 2019. The senior unsecured notes would require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. Discover Bank’s subordinated notes are comprised of one $700 million issuance due in November 2019 and a $500 million issuance due in April 2020. For more information, see Note 11: Borrowings to our consolidated financial statements.

Other Long-Term Borrowings—Student Loans. At November 30, 2011, we had $438 million of funding related to federal student loans, which are currently held for sale, and $2.6 billion of funding related to private student loans. We obtained $500 million of funding in April 2010, of which $438 million is still outstanding as of November 30, 2011, through an agreement with an asset-backed commercial paper conduit sponsored by the U.S. Department of Education under the Ensuring Continued Access to Student Loans Act of 2008. However, upon sale of the related federal student loans, this loan facility will be repaid or assumed by the buyer. We assumed $3.2 billion principal amount outstanding of securitization debt in December 2010 as part of the SLC acquisition, of which $2.8 billion remained outstanding as of November 30, 2011. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Additional Funding Sources
Private Asset-Backed Securitizations. We have access to committed undrawn capacity through privately placed asset-backed securitizations to support the funding of our credit card loan receivables. Under these arrangements, we had used $250 million of capacity and had undrawn capacity of $6.8 billion at November 30, 2011.
Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of November 30, 2011, Discover Bank had $8.7 billion of available capacity through the discount window based on the amount of assets pledged. We have no borrowings outstanding under the discount window.
Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of Discover Financial Services, Discover Bank and the securitization trusts. Downgrades in these credit ratings could result in higher interest expense on our unsecured debt and asset securitizations. In addition to increased funding costs, deterioration in credit ratings could reduce our borrowing capacity in the unsecured debt and asset securitization capital markets.
We also have agreements with certain of our derivative counterparties that contain provisions that require Discover Bank’s debt to maintain an investment grade credit rating from specified major credit rating agencies. If Discover Bank’s credit rating is reduced to below investment grade, we would be required to post additional collateral, which, as of November 30, 2011, would have been $66 million.
A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Discover Financial Services	Discover Bank	Outlook for Senior Unsecured Debt	Discover Bank	Discover Card Master Trust I		Discover Card Execution Note Trust
	Senior Unsecured Debt	Senior Unsecured Debt		Subordinated Debt	Class A(1)	Class B	Class A(1)	Class B	Class C

Moody’s Investors Service	Ba1	Baa3	Stable	Ba1	Aaa	A1(sf)	Aaa(sf)	A1(sf)	N/A(2)
Standard & Poor’s	BBB-	BBB	Stable	BBB-	AAA(sf)	AA+(sf)	AAA(sf)	AA+(sf)	N/A(2)
Fitch Ratings	BBB	BBB	Stable	BBB-	AAAsf	AAsf	AAAsf	AA-sf	N/A(2)

(1)	A “sf” in the rating denotes an identification for structured finance product ratings that was implemented for these products by the rating agencies as of September 2010.

(2)	All Class C notes are currently held by subsidiaries of Discover Bank and therefore, are not publicly rated.
Several rating agencies have announced that they will be evaluating the effects of the Reform Act in order to determine the extent, if any, to which financial institutions, including us, may be negatively impacted. While we are currently unaware of any negative actions, there is no assurance that our credit ratings could not be downgraded in the future as a result of any such reviews. See “—Regulatory Environment and Developments” for information regarding the Reform Act.

Liquidity Management
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations under normal and stress conditions. In addition to the funding sources discussed above, we also maintain highly liquid unencumbered assets in our investment portfolio.
We employ a variety of metrics to monitor and manage liquidity. Regular liquidity stress testing and contingency funding planning is performed as part of our liquidity management process. We evaluate a range of stress scenarios including company specific and systemic events that could impact funding sources and our ability to meet liquidity needs. These scenarios measure the liquidity position over a two-year horizon by analyzing the stress on liquidity versus ability to generate contingent liquidity. We maintain contingent funding sources, including our liquidity portfolio, private securitizations with unused capacity and Federal Reserve discount window capacity, which we could utilize to satisfy liquidity needs during such stress events. We expect to be able to satisfy all maturing obligations and fund business operations during the next 12 months by utilizing our deposit channels, credit card asset-backed securitizations and our contingent funding sources.
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
At November 30, 2011, our liquidity portfolio was comprised of cash and cash equivalents and high quality, liquid investment securities. Cash and cash equivalents are invested primarily in deposits with the Federal Reserve. Investment securities included credit card asset-backed securities of other issuers and U.S. Treasury, U.S. government agency and AAA-rated corporate debt obligations issued under the Temporary Liquidity Guarantee Program that are guaranteed by the FDIC, all of which are considered highly liquid. In addition, we have the ability to raise cash by utilizing repurchase agreements and pledging certain of these investments. The level of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
At November 30, 2011, our liquidity portfolio and undrawn credit facilities were $26.2 billion, which was $3.5 billion higher than the balance at November 30, 2010 due to the addition of multi-year conduit capacity during 2011 in order to balance the flexibility and economics of our liquidity mix, partially offset by maturities of securitized debt.

	November 30, 2011	November 30, 2010
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$2,440	$4,754
Other short term investments	—	375
Investment securities(2)	6,108	5,003
Total liquidity portfolio	8,548	10,132
Undrawn credit facilities
Private asset-backed securitizations(3)	6,750	3,300
Unsecured committed credit facility(4)	2,445	2,445
Federal Reserve discount window(3)(5)	8,407	6,747
Total undrawn credit facilities	17,602	12,492
Total liquidity portfolio and undrawn credit facilities	$26,150	$22,624

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	The weighted average life of our investment securities available for sale was approximately 29 months and 24 months as of November 30, 2011 and 2010, respectively.

(3)	See "—Funding Sources—Additional Funding Sources" for additional information.

(4)	This credit facility was terminated on December 16, 2011. There were no outstanding borrowings as of November 30, 2011.

(5)	Excludes $276 million and $1.5 billion of investments accounted for in the liquidity portfolio that were pledged to the Federal Reserve as of November 30, 2011 and November 30, 2010, respectively.

Effective December 16, 2011, Discover and Discover Bank terminated a $2.4 billion unsecured committed credit facility that was scheduled to expire under its terms in May 2012. The facility was a source of contingent liquidity, and neither Discover nor Discover Bank had borrowed under the facility during its term. The facility was terminated due to the availability of other sources of contingent liquidity. The terms of the credit facility included various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and tier 1 capital to loans ratios. The credit facility also included customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults.
For information regarding regulatory initiatives related to liquidity management, see "-Regulatory Environment and Developments - Capital and Liquidity."
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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At November 30, 2011, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
At November 30, 2011, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under Basel I.
Current or future regulatory initiatives may require us to hold more capital in the future. In December 2011, the Federal Reserve issued proposed rules to implement heightened prudential standards for large bank holding companies, including us, as required by the Reform Act, including risk-based capital and leverage standards. In November 2011, the Federal Reserve issued a final rule requiring the submission of annual capital plans to the Federal Reserve for its review and non-objection. The instructions accompanying the Federal Reserve's final rule regarding capital plans also indicate that the Federal Reserve expects covered companies to show that they can achieve “readily and without difficulty the ratios required by the Basel III framework as they would come into effect in the United States.” For more information regarding these regulatory initiatives, see “- Regulatory Environment and Developments - Capital and Liquidity.”
In the second quarter of 2011, we increased our quarterly common stock dividend from $.02 per share to $.06 per share and maintained a $.06 per share dividend in each of the third and fourth quarters of 2011. In the first quarter of 2012, we increased our dividend to $.10 per share. In addition, on June 15, 2011, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $1 billion of our outstanding shares of common stock. The program expires on June 14, 2013, and may be terminated at any time. Through the end of fiscal year 2011, we had repurchased 18 million shares, or approximately 3%, of our outstanding common stock for $425 million.
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends and share repurchases will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors. In addition, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases. For example, our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, is subject to the Federal Reserve's review and non-objection of our annual capital plan. In certain circumstances, we will not be able to make a capital distribution unless the Federal Reserve has approved such distribution. Further, as noted above, current or future regulatory initiatives may require us to hold more capital in the future. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.
For additional information regarding capital, dividends and share repurchases, see "Business - Supervision and Regulation - Capital, Dividends and Share Repurchases," "Risk Factors - We may be limited in our ability to pay dividends and repurchase our common stock," "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities," “- Regulatory Environment and Developments - Capital and Liquidity” and Note 19: Capital Adequacy to our consolidated financial statements.
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
Contractual Obligations and Contingent Liabilities and Commitments
           In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at November 30, 2011 included deposits, long-term borrowings, operating and capital lease obligations and purchase obligations. Our future cash payments associated with our contractual obligations as of November 30, 2011 are summarized below (dollars in thousands):

		Payments Due By Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	More Than Five Years
Deposits(1)	$39,577,462	$25,403,032	$9,821,647	$3,547,568	$805,215
Borrowings(2)	18,335,191	3,375,989	8,405,602	999,639	5,553,961
Capital lease obligations	1,987	427	914	646	—
Operating leases	57,559	10,025	17,901	14,417	15,216
Interest payments on fixed rate debt	1,643,977	258,175	456,319	431,600	497,883
Purchase obligations(3)	545,179	301,173	175,982	55,584	12,440
Other liabilities(4)	6,702,723	396,864	409,434	5,794,656	101,769
Total contractual obligations	$66,864,078	$29,745,685	$19,287,799	$10,844,110	$6,986,484

(1)	Deposits do not include interest charges.

(2)
See Note 11: Borrowings to the consolidated financial statements for further discussion. Total future payment of interest charges for the floating rate notes is estimated to be $429 million as of November 30, 2011, utilizing the current interest rates as of that date.

(3)
Purchase obligations for goods and services include payments under, among other things, consulting, outsourcing, data, advertising, sponsorship, software license, telecommunications agreements and global acceptance contracts. Purchase obligations also include payments under rewards program agreements with merchants. Purchase obligations at November 30, 2011 reflect the minimum purchase obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statement of financial condition.

(4)
Other liabilities include our expected future contributions to our pension and postretirement benefit plans, Discover Bank's agreement with Citi to purchase private student loans and the contingent liability associated with our equity method securities.

As of November 30, 2011 our consolidated statement of financial condition reflects a liability for unrecognized tax benefits of $507 million, and approximately $78.9 million of accrued interest and penalties. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated income tax obligations about which there is uncertainty, as addressed in ASC Topic 740, Income Taxes, (guidance formerly provided by FASB Interpretation No. 48), have been excluded from the contractual obligations table. See Note 17: Income Taxes to our consolidated financial statements for further information concerning our tax obligations.
We extend credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards and certain other consumer loan products, such as student loans, provided there is no violation of conditions established in the related agreement. At November 30, 2011, our unused commitments were $163 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our consolidated financial statements.
Prior to its acquisition by Discover Bank on December 31, 2010, SLC had an agreement with Citi providing for the origination and servicing of private student loans. Citi would originate and fund such loans and, after final disbursement, SLC would purchase the loans from Citi. This agreement between SLC and Citi was terminated on December 31, 2010, at which time Discover Bank entered into an agreement with Citi to purchase (i) eligible private student loans originated by Citi prior to December 31, 2010 and (ii) any private student loans originated by Citi on or after December 31, 2010 under a new loan origination agreement entered into between Citi and SLC on December 31, 2010. Discover Bank has agreed to purchase the loans at the funded amount (plus accrued interest and less any capitalized fees for any loans first funded prior to December 31, 2010) and, for any loans first funded by Citi on December 31, 2010 or later, pay a premium equal to 0.125%. Discover Bank completed the first purchase of loan participations under this agreement on January 3, 2011. The agreement has been amended to extend to December 31, 2012, and was effective upon the closing of Discover Bank's purchase of private student loans from Citi on September 30, 2011. Although the agreement does not set forth a minimum or maximum amount of loans to be purchased, Discover Bank must purchase all eligible loans originated by Citi, which the Company estimates to be $1.0 billion to $1.5 billion over the life of the agreement, as amended. As of November 30, 2011, Discover Bank had an outstanding commitment to purchase $170 million of loans under this agreement.

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
Our interest rate risk management policies are designed to measure and manage the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects the mix of variable and fixed rate assets. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, we may utilize interest rate derivative contracts, such as swap agreements, to achieve our objectives. Interest rate swap agreements effectively convert the underlying asset or liability from fixed to floating rate or from floating to fixed rate. See Note 23: Derivatives and Hedging Activities to our consolidated financial statements for information on our derivatives activity.
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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. Due to recently enacted credit card legislation, we now have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At November 30, 2011, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2011, we estimate that net interest income over the following 12-month period would increase by approximately $49 million, or 1%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2010, we estimated that net interest income over the following 12-month period would increase by approximately $50 million, or 1%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Discover Financial Services
Riverwoods, IL

We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of November 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition, and related consolidated statements of income, changes in stockholders' equity, and cash flows as of and for the year ended November 30, 2011 of the Company and our report dated January 26, 2012 expressed an unqualified opinion on those financial statements.

Chicago, Illinois
January 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Discover Financial Services
Riverwoods, IL

We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of November 30, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Discover Financial Services at November 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2011, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company adopted the accounting standards, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” and “Amendments to FASB Interpretation No. 46(R)”, on December 1, 2009.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of November 30, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 26, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

Chicago, Illinois
January 26, 2012

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Financial Condition

	November 30, 2011	November 30, 2010
	(dollars in thousands, except share amounts)
Assets
Cash and cash equivalents	$2,849,843	$5,098,733
Restricted cash	1,285,820	1,363,758
Other short-term investments	—	375,000
Investment securities:
Available-for-sale (amortized cost of $6,019,927 and $4,989,958 at November 30, 2011 and November 30, 2010, respectively)	6,107,831	5,002,579
Held-to-maturity (fair value of $96,042 and $70,195 at November 30, 2011 and November 30, 2010, respectively)	98,222	72,816
Total investment securities	6,206,053	5,075,395
Loan receivables:
Loans held for sale	714,180	788,101
Loan portfolio:
Credit card	46,638,625	45,156,994
Other	4,733,742	2,891,318
Purchased credit-impaired loans	5,250,388	—
Total loan portfolio	56,622,755	48,048,312
Total loan receivables	57,336,935	48,836,413
Allowance for loan losses	(2,205,196)	(3,304,118)
Net loan receivables	55,131,739	45,532,295
Premises and equipment, net	483,250	460,732
Goodwill	255,421	255,421
Intangible assets, net	188,018	188,973
Other assets	2,383,793	2,434,661
Total assets	$68,783,937	$60,784,968
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$39,463,887	$34,309,839
Non-interest bearing deposit accounts	113,575	103,544
Total deposits	39,577,462	34,413,383
Short-term borrowings	50,000	—
Long-term borrowings	18,287,178	17,705,728
Accrued expenses and other liabilities	2,627,086	2,209,011
Total liabilities	60,541,726	54,328,122
Commitments, contingencies and guarantees (Notes 17, 20, and 21)
Stockholders’ Equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized; 549,748,783 and 547,128,270 shares issued at November 30, 2011 and November 30, 2010, respectively	5,497	5,471
Additional paid-in capital	3,507,754	3,435,318
Retained earnings	5,243,318	3,126,488
Accumulated other comprehensive loss	(51,679)	(82,548)
Treasury stock, at cost; 20,918,354 and 2,446,506 shares at November 30, 2011 and November 30, 2010, respectively	(462,679)	(27,883)
Total stockholders’ equity	8,242,211	6,456,846
Total liabilities and stockholders’ equity	$68,783,937	$60,784,968

The table below presents the carrying amounts of certain assets and liabilities of Discover Financial Services’ consolidated variable interest entities (VIEs) which are included in the consolidated statements of financial condition above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts for which creditors have recourse to the general credit of the Company.

	November 30, 2011	November 30, 2010
	(dollars in thousands)
Assets
Restricted cash	$1,274,175	$1,363,758
Credit card loan receivables	33,815,860	34,452,989
Purchased credit-impaired loans	2,839,871	—
Allowance for loan losses allocated to securitized loan receivables	(1,510,730)	(2,431,399)
Other assets	33,724	24,083
Liabilities
Long-term borrowings	$15,842,512	$14,919,400
Accrued interest payable	13,184	11,758

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Income

	For the Year Ended November 30,
	2011	2010	2009
	(dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$5,654,088	$5,836,002	$2,835,767
Other loans	618,806	253,821	168,517
Investment securities	59,365	26,222	68,694
Other interest income	12,880	30,173	72,102
Total interest income	6,345,139	6,146,218	3,145,080
Interest expense:
Deposits	986,776	1,150,504	1,187,084
Short-term borrowings	133	1	2,538
Long-term borrowings	497,643	432,483	61,662
Total interest expense	1,484,552	1,582,988	1,251,284
Net interest income	4,860,587	4,563,230	1,893,796
Provision for loan losses	1,013,350	3,206,705	2,362,405
Net interest income after provision for loan losses	3,847,237	1,356,525	(468,609)
Other income:
Securitization income	—	—	1,879,304
Discount and interchange revenue, net	1,083,847	1,055,359	222,835
Fee product revenue	428,193	412,497	295,066
Loan fee income	338,147	339,797	247,267
Transaction processing revenue	179,989	149,946	125,201
Merchant fees	16,184	28,461	44,248
Gain (loss) on investments	(3,622)	19,131	(3,826)
Antitrust litigation settlement	—	—	1,891,698
Other income	162,436	89,808	138,802
Total other income	2,205,174	2,094,999	4,840,595
Other expense:
Employee compensation and benefits	914,344	802,649	827,683
Marketing and business development	537,486	463,086	406,020
Information processing and communications	263,741	258,111	289,209
Professional fees	415,275	342,648	321,329
Premises and equipment	71,128	70,274	73,014
Other expense	339,193	245,897	333,833
Total other expense	2,541,167	2,182,665	2,251,088
Income before income tax expense	3,511,244	1,268,859	2,120,898
Income tax expense	1,284,536	504,071	844,713
Net income	$2,226,708	$764,788	$1,276,185
Net income allocated to common stockholders	$2,201,759	$667,938	$1,206,965
Basic earnings per share	$4.06	$1.23	$2.39
Diluted earnings per share	$4.06	$1.22	$2.38
Dividends paid per share	$0.20	$0.08	$0.12
See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(dollars and shares in thousands)
Balance at November 30, 2008	—	$—	480,517	$4,805	$2,938,657	$3,046,956	$(66,338)	$(8,257)	$5,915,823
Adoption of the measurement date provision of ASC 715 (FASB Statement No. 158), net of tax	—	—	—	—	—	(1,110)	—	—	(1,110)
Comprehensive income:
Net income	—	—	—	—	—	1,276,185	—	—	1,276,185
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	(8,527)	—
Adjustments related to pension and postretirement benefits, net of tax	—	—	—	—	—	—	(79,953)	—
Other comprehensive loss	—	—	—	—	—	—	(88,480)	—	(88,480)
Total comprehensive income	—	—	—	—	—	—	—	—	1,187,705
Purchases of treasury stock	—	—	—	—	—	—	—	(11,385)	(11,385)
Common stock issued under employee benefit plans	—	—	135	1	1,157	—	—	—	1,158
Common stock issued and stock-based compensation expense	—	—	4,093	42	42,929	120	—	—	43,091
Income tax deficiency on stock based compensation plans	—	—	—	—	(18,601)	—	—	—	(18,601)
Issuance of common stock	—	—	60,054	600	533,222	—	—	—	533,822
Dividends paid—common stock	—	—	—	—	—	(59,877)	—	—	(59,877)
Issuance of preferred stock	1,225	1,148,691	—	—	75,867	—	—	—	1,224,558
Accretion of preferred stock discount	—	9,375	—	—	—	(9,375)	—	—	—
Dividends—preferred stock	—	—	—	—	—	(43,880)	—	—	(43,880)
Special dividend - Morgan Stanley	—	—	—	—	—	(335,757)	—	—	(335,757)
Balance at November 30, 2009	1,225	$1,158,066	544,799	$5,448	$3,573,231	$3,873,262	$(154,818)	$(19,642)	$8,435,547
Adoption of ASC 810 (FASB Statement No. 167), net of tax	—	—	—	—	—	(1,411,117)	78,561	—	(1,332,556)
Comprehensive income:
Net income	—	—	—	—	—	764,788	—	—	764,788
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	(8,894)	—
Adjustments related to cash flow hedges, net of tax	—	—	—	—	—	—	2,525	—
Adjustments related to pension and postretirement benefits, net of tax	—	—	—	—	—	—	78	—
Other comprehensive loss	—	—	—	—	—	—	(6,291)	—	(6,291)
Total comprehensive income	—	—	—	—	—	—	—	—	758,497
Purchases of treasury stock	—	—	—	—	—	—	—	(8,241)	(8,241)
Common stock issued under employee benefit plans	—	—	82	1	1,127	—	—	—	1,128
Common stock issued and stock-based compensation expense	—	—	2,247	22	36,169	—	—	—	36,191
Income tax deficiency on stock based compensation plans	—	—	—	—	(3,209)	—	—	—	(3,209)
Dividends paid—common stock	—	—	—	—	—	(43,899)	—	—	(43,899)
Accretion of preferred stock discount	—	66,492	—	—	—	(66,492)	—	—	—
Dividends—preferred stock	—	—	—	—	—	(23,811)	—	—	(23,811)
Redemption of preferred stock	(1,225)	(1,224,558)	—	—	—	—	—	—	(1,224,558)
Repurchase of stock warrant	—	—	—	—	(172,000)	—	—	—	(172,000)
Special dividend—Morgan Stanley	—	—	—	—	—	33,757	—	—	33,757
Balance at November 30, 2010	—	$—	547,128	$5,471	$3,435,318	$3,126,488	$(82,548)	$(27,883)	$6,456,846
Comprehensive income:
Net income	—	—	—	—	—	2,226,708	—	—	2,226,708
Adjustments related to investment securities, net of tax	—	—	—	—	—	—	46,967	—
Adjustments related to cash flow hedges, net of tax	—	—	—	—	—	—	4,480	—
Adjustments related to pension and postretirement benefits, net of tax	—	—	—	—	—	—	(20,578)	—
Other comprehensive income	—	—	—	—	—	—	30,869	—	30,869
Total comprehensive income	—	—	—	—	—	—	—	—	2,257,577
Purchases of treasury stock	—	—	—	—	—	—	—	(434,796)	(434,796)
Common stock issued under employee benefit plans	—	—	54	1	1,225	—	—	—	1,226
Common stock issued and stock based compensation expense	—	—	2,567	25	71,211	—	—	—	71,236
Dividends paid—common stock	—	—	—	—	—	(109,878)	—	—	(109,878)
Balance at November 30, 2011	—	$—	549,749	$5,497	$3,507,754	$5,243,318	$(51,679)	$(462,679)	$8,242,211
See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Cash Flows

	For the Year Ended November 30,
	2011	2010	2009
	(dollars in thousands)
Cash flows from operating activities
Net income	$2,226,708	$764,788	$1,276,185
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,013,350	3,206,705	2,362,405
Deferred income taxes	232,013	112,581	(61,995)
Depreciation and amortization on premises and equipment	89,390	89,166	97,930
Amortization of deferred revenues	(254,654)	(194,567)	(133,384)
Other depreciation and amortization	(69,317)	82,839	105,562
Loss (gain) on investments	3,622	(19,131)	9,239
Loss on equity method and other investments	5,301	—	—
Loss on premises and equipment	3,242	1,955	6,436
(Gain) loss on loans sold and held for sale	(4,646)	23,307	—
Stock-based compensation expense	43,777	37,081	44,249
Gain on purchase of business	(6,835)	—	—
Net principal disbursed on loans originated for sale	—	(142,184)	—
Proceeds from sales of loans originated for sale	—	142,670	—
Changes in assets and liabilities:
Decrease in amounts due from asset securitization	—	—	541,549
Increase in other assets	(21,938)	(201,105)	(104,724)
Increase (decrease) in accrued expenses and other liabilities	349,602	(31,519)	(545,560)
Net cash provided by operating activities	3,609,615	3,872,586	3,597,892
Cash flows from investing activities
Maturities of other short-term investments	375,000	1,350,000	919,700
Purchases of other short-term investments	—	(375,000)	(2,269,700)
Maturities and sales of available-for-sale investment securities	1,327,418	723,032	423,014
Purchases of available-for-sale investment securities	(2,400,220)	(5,285,756)	(683,980)
Maturities of held-to-maturity investment securities	18,482	21,587	8,286
Purchases of held-to-maturity investment securities	(1,950)	(1,099)	(1,269)
Proceeds from sale of loans originated for investment	28,797	1,469,436	—
Net principal disbursed on loans originated for investment	(3,969,555)	(3,089,034)	(7,403,826)
Purchase of loan receivables	(3,165,086)	—	—
Purchase of business, net of cash acquired	(401,158)	—	—
Purchase of other investments	(108,905)	—	—
Proceeds from securitization	—	—	3,542,850
Decrease (increase) in restricted cash—special dividend escrow	—	643,311	(643,311)
Decrease (increase) in restricted cash—other	284,174	(124,998)	—
Proceeds from sale of premises and equipment	3,013	245	1,249
Purchases of premises and equipment	(111,560)	(54,676)	(53,793)
Net cash used for investing activities	(8,121,550)	(4,722,952)	(6,160,780)
Cash flows from financing activities
Proceeds from issuance of preferred stock and warrant	—	—	1,224,558
Net increase (decrease) in short-term borrowings	50,000	—	(500,000)
Proceeds from issuance of securitized debt	3,700,000	1,800,000	—
Maturities of securitized debt	(5,745,525)	(9,310,528)	—
Proceeds from issuance of other long-term borrowings	—	1,003,427	1,098,194
Repayment of long-term borrowings and bank notes	(361,613)	(635,912)	(404,211)
Proceeds from issuance of common stock	22,646	1,323	533,822
Purchases of treasury stock	(434,796)	(8,241)	(11,385)
Net increase in deposits	5,141,906	1,343,673	3,572,520
Proceeds from acquisition of deposits	—	976,627	—
Redemption of preferred stock	—	(1,224,558)	—
Repurchase of warrant	—	(172,000)	—
Dividend paid to Morgan Stanley	—	(775,000)	—
Dividends paid on common and preferred stock	(109,573)	(70,431)	(101,034)
Net cash provided by (used for) financing activities	2,263,045	(7,071,620)	5,412,464
Net decrease (increase) in cash and cash equivalents	(2,248,890)	(7,921,986)	2,849,576
Cash and cash equivalents, at beginning of period	5,098,733	13,020,719	10,171,143
Cash and cash equivalents, at end of period	$2,849,843	$5,098,733	$13,020,719
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$1,342,429	$1,452,051	$1,266,427
Income taxes, net of income tax refunds	$906,112	$169,045	$913,988
Non-cash transactions:
Assumption of SLC debt	$2,921,372	$—	$—
Acquisition of certificated beneficial interests in DCENT and DCMT, net of maturities	$—	$—	$3,561,139
Special dividend—Morgan Stanley	$—	$33,757	$(335,757)
See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Background and Basis of Presentation
Description of Business. Discover Financial Services (“DFS” or the “Company”) is a direct banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Through its Discover Bank subsidiary, a Delaware state-chartered bank, the Company offers its customers credit cards, student loans, personal loans and deposit products. Through its DFS Services LLC subsidiary and its subsidiaries, the Company operates the Discover Network, the PULSE Network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network is a payment card transaction processing network for Discover card-branded and third-party issued credit, debit and prepaid cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services.
The Company’s business segments are Direct Banking and Payment Services. The Direct Banking segment includes consumer banking and lending products which includes Discover card-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary. The Payment Services segment includes PULSE, Diners Club and the Company’s third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.
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
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company's policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. However, the Company did not have a controlling voting interest in any entity other than its wholly-owned subsidiaries in the periods presented in the accompanying consolidated financial statements.
It is also the Company's policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as defined by GAAP. Pursuant to amendments to GAAP that became effective for the Company on December 1, 2009, the Company concluded that it is the primary beneficiary of the Discover Card Master Trust I and the Discover Card Execution Note Trust (the “trusts”), and accordingly, began consolidating the trusts. The Company is deemed to be the primary beneficiary of each of these trusts since it is, for each, the trust servicer and the holder of both the residual interest and the majority of the most subordinated interests. Because of those involvements, the Company has, for each trust, i) the power to direct the activities that most significantly impact the economic performance of the trust, and ii) the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. See Note 2: Change in Accounting Principle for additional information. Each of those entities did not meet the conditions for consolidation under GAAP standards in effect through November 30, 2009, as each was a qualified special purpose entity through that date and therefore exempt from the variable interest entity consolidation rules in effect prior to December 1, 2009. In conjunction with the acquisition of The Student Loan Corporation on December 31, 2010, the Company determined that it is the primary beneficiary of the student loan trusts included among the acquired assets. The Company has determined that it was not the primary beneficiary of any other variable interest entity during the years ended November 30, 2011 and 2010 and that it was not the primary beneficiary of any variable interest entity during the year ended November 30, 2009 under the consolidation rules in effect during that period.
For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. In cases where the Company's equity investment is less than 20% and significant influence does not exist, such investments are carried at cost.

Recently Issued Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The Company has master netting arrangements pertaining to collateral posting requirements with its interest rate swap counterparties, as more fully discussed in Note 23: Derivatives and Hedging Activities. Additional details about these positions and how they are reported will be disclosed. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. Because this amendment impacts disclosures only, it will have no effect on the Company's financial condition, results of operations or cash flows.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has $255 million in goodwill, all of which is associated with its PULSE Network. The value of that goodwill will not be affected by the adoption of this standard.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. Because this ASU impacts presentation only, it will have no effect on the Company's financial condition, results of operations or cash flows.
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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update is intended to clarify the FASB's views on the conditions under which a loan modification should be deemed a troubled debt restructuring. The new guidance clarifies that a restructuring that results in a delay in payment that is insignificant is not a concession, and, accordingly, it provides guidance on the determination of when such a modification should be deemed insignificant. Our granting of student loan forbearance constitutes a modification that results in a temporary delay in payments and generally involves no other changes of terms. Under the new guidance, we have concluded that certain private student loans within our student loan portfolio for which we have granted a second forbearance period, as well as personal loans to customers who are enrolled in a long-term payment program, are troubled debt restructurings. This new accounting guidance was effective for the first interim or annual period beginning after June 15, 2011, however it is required to be applied retrospectively to December 1, 2010, the beginning of our 2011 fiscal year. For the year ended November 30, 2011, this resulted in approximately $5.4 million of student loans and $7.6 million of personal loans being classified as troubled debt restructurings. The adoption of this ASU did not have a material impact on the Company's allowance for loan losses.
In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires a greater level of disaggregation in disclosures relating to the credit quality of the Company’s financing receivables and allowance for loan losses. ASU 2010-20 also requires enhanced disclosures around nonaccrual and past due financing receivables and impaired loans. The Company has included the required disclosures in Note 6: Loan Receivables.

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
Statement No. 166 amended the accounting for transfers of financial assets. Under Statement No. 166, the trusts used in the Company's securitization transactions are no longer exempt from consolidation. Statement No. 167 prescribes an ongoing assessment of the Company's involvement in the activities of the trusts and the Company's rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those variable interest entities (“VIEs”) must be consolidated in the Company's financial statements. In accordance with Statement No. 167, the Company concluded it is the primary beneficiary of the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) and accordingly, the Company began consolidating the trusts on December 1, 2009. Using the carrying amounts of the trust assets and liabilities as prescribed by Statement No. 167, the Company recorded a $21.1 billion increase in total assets, a $22.4 billion increase in total liabilities and a $1.3 billion decrease in stockholders' equity (comprised of a $1.4 billion decrease in retained earnings offset by a $0.1 billion increase in accumulated other comprehensive income). These amounts were comprised of the following transition adjustments, which were treated as noncash activities for purposes of preparing the 2010 consolidated statement of cash flows:

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
Beginning with the Company's statements of income for the year ended November 30, 2010, the Company no longer reports securitization income, but instead reports interest income, net charge-offs and certain other income associated with all securitized loan receivables, and interest expense associated with debt issued from the trusts to third-party investors in the same line items in the Company's statement of income as non-securitized credit card loan receivables and corporate debt. Additionally, the Company no longer records initial gains on new securitization activity since securitized credit card loans no longer receive sale accounting treatment. Also, there are no gains or losses recorded on the revaluation of the interest-only strip receivable as that asset is not recognizable in a transaction accounted for as a secured borrowing. Because the Company's securitization transactions are accounted for under the new accounting rules as secured borrowings rather than asset sales, the cash flows from securitization transactions are presented as cash flows from financing activities rather than as cash flows from operating or investing activities.
The Company's statement of income for the year ended November 30, 2009 has not been retrospectively adjusted to reflect the amendments to ASC 810 and ASC 860. Therefore, 2011 and 2010 results will not be comparable to prior period amounts.

3.	Summary of Significant Accounting Policies
Cash and Cash Equivalents. Cash and cash equivalents is defined by the Company as cash on deposit with banks, including time deposits and other highly liquid investments, with maturities of 90 days or less when purchased. Cash and cash equivalents included $0.6 billion and $0.4 billion of cash and due from banks and $2.2 billion and $4.7 billion of interest-earning deposits in other banks at November 30, 2011 and 2010, respectively.
Restricted Cash. Restricted cash includes cash for which the Company's ability to withdraw funds at any time is contractually limited. Restricted cash is generally designated for specific purposes arising out of certain contractual or other obligations.
Short-term Investments. Short-term investments include certificates of deposit with maturities greater than 90 days but less than one year when purchased.
Investment Securities. At November 30, 2011, investment securities consisted of credit card asset-backed securities issued by other institutions, U.S. Treasury and U.S. government agency obligations, corporate debt securities, mortgage-backed securities issued by government agencies and state agency bonds. Investment securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income included in stockholders' equity. The Company estimates the fair value of available-for-sale investment securities pursuant to the guidance in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The amortized cost for each held-to-maturity and available-for-sale investment security is adjusted for amortization of premiums or accretion of discounts, as appropriate. Such amortization or accretion is included in interest income. The Company evaluates its unrealized loss positions for other-than-temporary impairment in accordance with GAAP applicable for investments in debt and equity securities and in accordance with SEC Staff Accounting Bulletin Topic 5M. Realized gains and losses and other-than-temporary impairments related to investment securities are determined at the individual security level and are reported in other income.
To-be-announced Investment Securities. The Company’s to-be-announced investment securities are forward contracts for regular-way purchases of government agency securities. They are accounted for as investment securities rather than as derivative instruments. Accordingly, they are designated as held-to-maturity or available-for-sale consistent with the expected designation of the security to be purchased. These contracts are for the purchase of mortgage-backed securities with a stated coupon and original term to maturity but for which the specific underlying mortgage loans are not known at the time of the transaction. The related liability associated with these contracts is recorded in other liabilities within the consolidated statement of financial condition.
Loans Held for Sale. When management makes a decision to sell loan receivables, loans will be reclassified as held for sale. The Company includes its loans held for sale in loan receivables and carries these assets at the lower of aggregate cost or fair value. In determining fair value, management considers the expected sale price, which is based on market analysis. An allowance for loan losses is not maintained for loans held for sale.

Loan Receivables. Loan receivables consist of credit card receivables and other consumer loans and include purchased credit-impaired ("PCI") loans as well as loans held for sale. Loan receivables also include unamortized net deferred loan origination fees and costs (also see “ - Loan Interest and Fee Income”). Credit card loan receivables include consumer credit card loan receivables and business credit card loan receivables. Credit card loan receivables are reported at their principal amounts outstanding and include uncollected billed interest and fees and are reduced for unearned revenue related to balance transfer fees (also see “ - Loan Interest and Fee Income”). Other consumer loans consist of student loans, personal loans and other loans and are reported at their principal amounts outstanding.
PCI loans are loans acquired at prices which reflected a discount related to deterioration in individual loan credit quality since origination. The Company's PCI loans are comprised entirely of private student loans acquired during fiscal year 2011. These loans are accounted for pursuant to ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.
The PCI student loans were aggregated into pools based on common risk characteristics at the time of their acquisition. Loans were grouped primarily on the basis of origination date as loans originated in a particular year generally reflect the application of common origination strategies and/or underwriting criteria. Each pool is accounted for as a single asset and each has a single composite interest rate, total contractual cash flows and total expected cash flows.
Interest income on PCI loans is recognized on the basis of expected cash flows rather than contractual cash flows. The total amount of interest income recognizable on a pool of PCI loans (i.e., its accretable yield) is the difference between the carrying amount of the loan pool and the future cash flows expected to be collected without regard to whether the expected cash flows represent principal or interest collections. Interest is recognized on an effective yield basis over the life of the loan pool.
The initial estimates of the fair value of the PCI student loans included the impact of expected credit losses, and therefore, no allowance for loan loss was recorded as of the purchase dates. The difference between contractually required cash flows and cash flows expected to be collected, as measured at the acquisition dates, is not permitted to be accreted. Charge-offs are absorbed by this non-accretable difference and do not result in a charge to earnings.
The estimate of cash flows expected to be collected is updated each reporting period to reflect management's latest expectations of future credit losses and borrower prepayments, and interest rates in effect in the current period. To the extent expected credit losses increase after the acquisition dates, the Company will record an allowance for loan losses through the provision for loan losses, which will reduce net income. Changes in expected cash flows related to changes in prepayments or interest rate indices for variable rate loans generally are recorded prospectively as adjustments to interest income.
To the extent that a significant increase in cash flows due to lower expected losses is deemed probable, the Company will first reverse any previously established allowance for loan losses and then increase the amount of remaining accretable yield. The increase to yield would be recognized prospectively over the remaining life of the loan pool. An increase in the accretable yield would reduce the remaining non-accretable difference available to absorb subsequent charge-offs. Disposals of loans, which may include sales of loans or receipt of payments in full from the borrower or charge-offs, result in removal of the loans from their respective pools.
The Company's loan receivables are deemed to be held for investment at origination or acquisition because management has the intent and ability to hold them for the foreseeable future. In determining the amount of loans that can continue to be held for investment, management considers capital levels and scheduled maturities of funding instruments used.
Cash flows associated with loans that are originated or acquired with the intent to sell are included in cash flows from operating activities. Cash flows associated with loans originated or acquired for investment are classified as cash flows from investing activities, regardless of a subsequent change in intent.
Delinquent Loans. The entire balance of an account is contractually past due if the minimum payment is not received by the specified date on the customer's billing statement. Delinquency is reported on loans that are 30 or more days past due.
Credit card loans are charged off at the end of the month during which an account becomes 180 days past due. Closed-end consumer loan receivables are charged off at the end of the month during which an account becomes 120 days contractually past due. Customer bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death, but not later than the 180-day time frame described above. Receivables associated with alleged or potential fraudulent transactions are adjusted to their net realizable value upon receipt of notification of such fraud through a charge to other expense and are subsequently written off at the end of the month 90 days following notification, but not later than the contractual 180-day time frame. The Company's charge-off policies are designed to comply with guidelines established by the Federal Financial Institutions Examination Council (“FFIEC”).
The practice of re-aging an account also may affect credit card loan delinquencies and charge-offs. A re-age is intended to assist delinquent customers who have experienced financial difficulties but who demonstrate both an ability and willingness to repay. Accounts meeting specific criteria are re-aged when the Company and the customer agree on a temporary repayment schedule that may include concessionary terms. With re-aging, the outstanding balance of a delinquent account is returned to a current status. Customers may also qualify for a workout re-age when either a longer term or permanent hardship exists. The Company's re-age practices are designed to comply with FFIEC guidelines.
Allowance for Loan Losses. The Company maintains an allowance for loan losses at a level that is appropriate to absorb probable losses inherent in the loan portfolio. The allowance is evaluated monthly for appropriateness and is maintained through an adjustment to the provision for loan losses. Charge-offs of principal amounts of loans outstanding are deducted from the allowance and subsequent recoveries of such amounts increase the allowance.
The Company calculates its allowance for loan losses by estimating probable losses separately for segments of the loan portfolio with similar loan characteristics, which generally results in segmenting the portfolio by loan product type.
For its credit card loan receivables, the Company bases its allowance for loan loss on several analyses that help estimate incurred losses as of the balance sheet date. While the Company's estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. The Company uses a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The migration analysis considers uncollectible principal, interest and fees reflected in the loan receivables. The Company uses other analyses to estimate losses incurred on non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, current economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, and forecasting uncertainties. The Company does not evaluate loans for impairment on an individual basis, but instead estimates its allowance for credit card loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest.
For its other consumer loans, the Company considers historical and forecasted estimates of incurred losses in estimating the related allowance for loan losses. The Company may also consider other factors, such as current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. Similar to credit card loans, the Company does not evaluate other consumer loans for impairment on an individual basis, but instead estimates its allowance for personal and student loans on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest.
As part of certain collection strategies, the Company may modify the terms of loans to customers experiencing financial hardship. Temporary and permanent modifications on credit card loans, certain grants of student loan forbearance and long-term modifications to personal loans are considered troubled debt restructurings and are accounted for in accordance with ASC 310-40, Troubled Debt Restructuring by Creditors. When a delinquent borrower is granted a second forbearance period, the Company classifies these loans as troubled debt restructurings. Forbearance is granted in either three- or six-month increments with a lifetime cap of up to 12 months, while private student loans have repayment terms of 10 to 30 years and the actual maturity can extend for several additional years since no payments are required while the borrower is in school. The forbearance period does not result in a significant delay in payment relative to the original expected duration. Furthermore, the Company does not anticipate significant shortfalls in the contractual amount due for borrowers using a first forbearance period as the historical performance of these borrowers is not significantly different from the overall portfolio. However, when a delinquent borrower is granted a second forbearance period, the forbearance is considered a troubled debt restructuring.
Loan receivables, other than PCI loans, that have been modified under a troubled debt restructuring are evaluated separately from the pools of receivables that are subject to the collective analyses described above. Loan receivables modified in a troubled debt restructuring are recorded at their present values with impairment measured as the difference between the loan balance and the discounted present value of cash flows expected to be collected. Changes in the present value are recorded in the provision for loan losses. All of the Company's troubled debt restructurings, which are evaluated collectively on an aggregated (by loan type) basis, have a related allowance for loan losses.
Premises and Equipment, net. Premises and equipment, net are stated at cost less accumulated depreciation and amortization, which is computed using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a period of 39 years. The costs of leasehold improvements are capitalized and depreciated over the lesser of the remaining term of the lease or the asset's estimated useful life, typically ten years. Furniture and fixtures are depreciated over a period of five to ten years. Equipment is depreciated over three to ten years. Capitalized leases, consisting of computers and processing equipment, are depreciated over three and six years, respectively. Maintenance and repairs are immediately expensed, while the costs of improvements are capitalized.

Purchased software and capitalized costs related to internally developed software are amortized over their useful lives of three to five years. Costs incurred during the application development stage related to internally developed software are capitalized in accordance with ASC Subtopic 350-40, Intangibles - Goodwill and Other: Internal Use Software. Pursuant to that guidance, costs are expensed as incurred during the preliminary project stage and post implementation stage. Once the capitalization criteria as defined in GAAP have been met, external direct costs incurred for materials and services used in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with the internal-use computer software project (to the extent those employees devoted time directly to the project), and interest costs incurred when developing computer software for internal use are capitalized. Amortization of capitalized costs begins when the software is ready for its intended use. Capitalized software is included in premises and equipment, net in the Company's consolidated statements of financial condition. See Note 8: Premises and Equipment for further information about the Company's premises and equipment.
Goodwill. Goodwill is recorded as part of the Company's acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company's goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level each year, or more often if conditions indicate impairment may have occurred, pursuant to ASC Topic 350, Intangibles - Goodwill and Other. The Company's reported goodwill relates to PULSE and the reporting unit is comprised of the PULSE business. The goodwill impairment analysis is a two-step test. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds its carrying value including goodwill, goodwill is considered to be not impaired. If the carrying value including goodwill exceeds its fair value, goodwill is potentially impaired and the second step of the test becomes necessary. In the second step, the implied fair value of goodwill is derived and compared to the carrying amount of goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the fair values of all identifiable assets less the liabilities associated with the reporting unit. If the carrying value of goodwill allocated to the reporting unit exceeds its implied fair value, an impairment charge is recorded for the excess.
Intangible Assets. The Company's intangible assets consist of both amortizable and non-amortizable intangible assets. The Company's amortizable intangible assets consist primarily of acquired customer relationships and certain trade name intangibles. All of the Company's amortizable intangible assets are carried at net book value and are amortized over their estimated useful lives. The amortization periods approximate the periods over which the Company expects to generate future net cash inflows from the use of these assets. The Company's policy is to amortize intangibles in a manner that reflects the pattern in which the projected net cash inflows to the Company are expected to occur, where such pattern can be reasonably determined, as opposed to the straight-line basis. This method of amortization typically results in a greater portion of the intangible asset being amortized in the earlier years of its useful life.
All of the Company's amortizable intangible assets, as well as other amortizable or depreciable long-lived assets such as premises and equipment, are subject to impairment testing when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. A test for recoverability is done by comparing the asset's carrying value to the sum of the undiscounted future net cash inflows expected to be generated from the use of the asset over its remaining useful life. Impairment exists if the sum of the undiscounted expected future net cash inflows is less than the carrying amount of the asset. Impairment would result in a write-down of the asset to its estimated fair value. The estimated fair values of these assets are based on the discounted present value of the stream of future net cash inflows expected to be derived over the remaining useful lives of the assets. If an impairment write-down is recorded, the remaining useful life of the asset will be evaluated to determine whether revision of the remaining amortization or depreciation period is appropriate.
The Company's nonamortizable intangible assets consist of the international transaction processing rights and brand-related intangibles included in the acquisition of Diners Club as well as the trade names acquired in The Student Loan Corporation acquisition. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. All of the Company's nonamortizable intangible assets are subject to a test for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As required by GAAP, if the carrying value of a nonamortizable intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings. In contrast to amortizable intangibles, there is no test for recoverability associated with the impairment test for nonamortizable intangible assets.
Stock-based Compensation. Pursuant to ASC Topic 718, Compensation - Stock Compensation, the Company measures the cost of employee services received in exchange for an award of stock-based compensation based on the grant-date fair value of the award. The cost is recognized over the requisite service period, except for awards granted to retirement-eligible employees, which are fully expensed by the grant date. No compensation cost is recognized for awards that are subsequently forfeited.

Advertising Costs. The Company expenses advertising costs as incurred. Television advertising costs are expensed in the period in which the advertising is first aired. Advertising costs are recorded in marketing and business development and were $150.1 million, $143.6 million and $93.0 million for the years ended November 30, 2011, 2010 and 2009, respectively.
Income Taxes. Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. See Note 17: Income Taxes for more information about the Company's income taxes.
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
Accumulated Other Comprehensive Income. In accordance with the requirements of ASC Topic 220, Comprehensive Income, the Company records unrealized gains and losses on available-for-sale securities, certain pension adjustments and changes in the fair value of cash flow hedges in accumulated other comprehensive income on an after tax basis where applicable. The Company presents accumulated other comprehensive income, net of tax, in its consolidated statements of changes in stockholders' equity.
Significant Revenue Recognition Accounting Policies
Loan Interest and Fee Income. Interest on loans is comprised largely of interest on credit card loans and is recognized based upon the amount of loans outstanding and their contractual interest rate. Interest on credit card loans is included in loan receivables when billed to the customer. The Company accrues unbilled interest revenue each month from a customer's billing cycle date to the end of the month. The Company applies an estimate of the percentage of loans that will revolve in the next cycle in the estimation of the accrued unbilled portion of interest revenue that is included in accrued interest receivable on the consolidated statements of financial condition. Interest on other consumer loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable, which is included in other assets, in the consolidated statements of financial condition. Interest related to purchased credit-impaired loans is discussed in Note 6: Loan Receivables.
The Company recognizes fees (except annual fees, balance transfer fees and certain product fees) on loan receivables in interest income or loan fee income as the fees are assessed. Annual fees, balance transfer fees and certain product fees are recognized in interest income or loan fee income ratably over the periods to which they relate. Balance transfer fees are accreted to interest income over the life of the related balance. As of November 30, 2011 and 2010, deferred revenues related to balance transfer fees, recorded as a reduction of loan receivables, were $40.9 million and $43.9 million, respectively. Loan fee income consists of fees on credit card loans and includes annual, late, returned check, cash advance and other miscellaneous fees and is reflected net of waivers and charge-offs. Subsequent to February 2010, the Company ceased charging overlimit fees on Discover credit cards.
Pursuant to ASC Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs, direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one-year period and recorded in interest income from credit card loans. Direct loan origination costs on other loan receivables are deferred and amortized over the life of the loan and recorded in interest income from other loans. As of November 30, 2011 and 2010, the remaining unamortized deferred costs related to loan origination were $22.9 million and $12.5 million, respectively, and were recorded in loan receivables.
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

Discount and Interchange Revenue. The Company earns discount revenue from fees charged to merchants with whom the Company has entered into card acceptance agreements for processing credit card purchase transactions. Discover card transaction volume was concentrated among the Company's top 100 merchants in 2011, with its largest merchant accounting for approximately 8% of that transaction volume. We earn acquirer interchange revenue from merchant acquirers on all Discover Network card transactions and certain Diners Club transactions made by credit card customers at merchants with whom merchant acquirers have entered into card acceptance agreements for processing credit card purchase transactions. The Company pays issuer interchange to third-party card issuers who have entered into contractual arrangements to issue cards on the Company's networks as compensation for risk and other operating costs. The discount revenue or acquirer interchange is recognized as revenue, net of any associated issuer interchange cost, at the time the transaction is captured.
Customer Rewards. The Company offers its customers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain customers a reward equal to a percentage of their credit card purchase amounts based on the type and volume of the customer's purchases. The liability for customer rewards, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition, is estimated on an individual customer basis and is accumulated as qualified customers make progress toward earning the reward through their ongoing credit card purchase activity. In determining the appropriate liability for customer rewards, the Company estimates forfeitures of rewards accumulated but not redeemed based on historical account closure and charge-off experience, actual customer credit card purchase activity and the terms of the rewards program. In accordance with ASC Subtopic 605-50, Revenue Recognition: Customer Payments and Incentives (“ASC 605-50”), the Company recognizes customer rewards cost as a reduction of the related revenue. For the years ended November 30, 2011, 2010 and 2009, rewards costs, adjusted for estimated forfeitures, amounted to $879.0 million, $737.8 million, and $669.5 million, respectively. At November 30, 2011 and 2010, the liability for customer rewards, adjusted for estimated forfeitures, was $1.0 billion and $912.3 million, respectively, which is included in accrued expenses and other liabilities on the consolidated statement of financial condition.
Fee Products. The Company earns revenue related to fees received for marketing products or services that are ancillary to the Company's credit card and personal loans, including payment protection products and identity theft protection services, to the Company's customers. The amount of revenue recorded is based on the terms of the agreements and contracts with the third parties that provide these services. The Company recognizes this income over the customer agreement or contract period as earned.
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
Royalty and Licensee Revenue. The Company earns revenue from licensing fees for granting the right to use the Diners Club brand and processing fees for providing various services to Diners Club licensees, which we refer to together as royalty and licensee revenue. Royalty revenue is recognized in the period that the cardholder volume used to calculate the royalty fee is generated. Processing fees are recognized in the month that the services are provided. Royalty and licensee revenue is included in other income on the consolidated statements of income.
Incentive Payments. The Company makes certain incentive payments under contractual arrangements with financial institutions, Diners Club licensees, merchants and certain other customers. In accordance with ASC Topic 605-50, payments to customers are generally classified as contra-revenue unless a specifically identifiable benefit is received by the Company in consideration for the payment and the fair value of such benefit is reasonably estimable and measurable. If no such benefit is identified, then the entire payment is classified as contra-revenue, and included in other income in the consolidated statements of income in the line item where the related revenues are recorded. If the payment gives rise to an asset because it is expected to directly or indirectly contribute to future net cash inflows, it is deferred and recognized over the expected benefit period. The unamortized portion of the deferred incentive payments included in other assets on the consolidated statements of financial condition was $41.1 million and $45.8 million at November 30, 2011 and 2010, respectively.

Significant Accounting Policies Effective Prior to the Adoption of FASB Statements No. 166 and 167
Loans Held for Sale. Prior to the adoption of FASB Statements No. 166 and 167, loans held for sale generally included the amount of credit card receivables necessary to support net new securitization transactions expected to take place over the subsequent three-month period. The amount of existing credit card receivables that would be reclassified as held for sale was limited to three months from the balance sheet date, as securitizations that were to occur beyond that point involved a significant proportion of receivables that had not yet been originated, due to customer repayment behavior and the revolving nature of credit cards. In estimating the amount of credit card receivables that should be classified as held for sale, the Company considered its ability to access the securitization market given current market conditions, scheduled maturities of outstanding asset-backed securities, management's targeted mix of funding sources used, and the relative availability of the Company's other funding sources.
The amount of credit card receivables classified as held for sale was determined on a homogeneous portfolio basis, because the seller's interest represents an undivided interest in each loan transferred to the securitization trust. Credit card loan receivables that were classified as held for sale were reported at their par value because management believed that approximated their fair values as a result of the short-term nature of the assets. An allowance for loan losses does not apply to loans held for sale.
When credit card receivables classified as held for sale were securitized and beneficial interests issued to third parties, the loans held for sale balance was reduced, cash was received and amounts due from asset securitization was adjusted to reflect changes in the Company's retained interests as applicable. When certificated beneficial interests were retained, loans held for sale was reduced and the available-for-sale investment securities balance was increased.
Retained Interests in Securitized Assets. The Company periodically transfers credit card loan receivables to asset securitization trusts. Securitized credit card loan receivables include outstanding principal, interest and fees. Prior to the adoption of Statements No. 166 and 167, the Company's securitization transactions were recognized as sales and accordingly, the Company removed securitized credit card receivables from loan receivables on its consolidated statements of financial condition. The Company retained interests in the transferred financial assets in various forms including an undivided seller's interest, certificated beneficial interests in the trust assets, accrued interest and fees on securitized credit card receivables (“accrued interest receivable”), cash collateral accounts, servicing rights and rights to certain excess cash flows remaining after payments to investors in the securitization trust of their contractual rate of return, the payment of servicing fees to the Company and reimbursement of credit card losses (“interest-only strip receivable”).
The Company included its undivided seller's interest within loan receivables in the consolidated statements of financial condition. The Company classified certificated retained beneficial interests as available-for-sale or held-to-maturity investment securities on the consolidated statements of financial condition at their estimated fair values or amortized costs, respectively. All other retained interests were recorded on the consolidated statements of financial condition in amounts due from asset securitization. Certain components of amounts due from asset securitization were short-term in nature and, therefore, their carrying values approximated fair values. The remaining retained interests in amounts due from asset securitization were accounted for like trading securities and, accordingly, were marked to fair value each period with changes in their fair values recorded in securitization income.
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
Securitization Income. When beneficial interests in securitized receivables were issued to third-party investors, the Company recognized a gain on the transfer of the loan receivables. The amount of the gain depended in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets transferred and the retained interests based upon their relative fair values at the date of the transfer. An interest-only strip receivable was recorded in the consolidated statements of financial condition and represented the contractual right to receive interest and certain other revenue less certain costs, including charge-offs on securitized loans and the interest paid to investors in the securitization transactions (“the excess spread”) from the trust over the estimated life of the securitized loan receivables. The interest-only strip receivable was recorded at its estimated fair value with subsequent changes in fair value recorded in securitization income. The Company estimated the fair value of the interest-only strip receivable based on the present value of expected future cash flows using management's best estimate of the key assumptions, including forecasted interest yield, loan losses and payment rates, the interest rate paid to investors and a discount rate commensurate with the risks involved. The recognition of securitization income from the actual net excess cash flows accrued was offset in part by the revaluation of the interest-only strip receivable such that the interest-only strip receivable reflected only future excess cash flows. Also included in securitization income was the annual servicing fee the Company received based on a percentage of the investor interest outstanding. The Company did not recognize servicing assets or servicing liabilities for servicing rights since the servicing fee approximated adequate compensation to the Company for performing the servicing. In addition, the Company, in accordance with governing securitization documents, allocated portions of discount and interchange revenue to all credit card securitization transactions, which was also recognized as securitization income. Securitization transaction costs were deferred and amortized to securitization income over the life of the related transactions.

4.	Business Combinations
Acquisition of The Student Loan Corporation. On December 31, 2010, the Company acquired The Student Loan Corporation (“SLC”), which is now a wholly-owned subsidiary of Discover Bank and included in the Company’s Direct Banking segment. The Company acquired SLC’s ongoing private student loan business, which includes certain private student loans held in three securitization trusts and other assets, and assumed SLC’s asset-backed securitization debt incurred by those trusts and other liabilities. The acquired loans are considered to be purchased credit-impaired loans for accounting purposes, the details of which are discussed further in Note 6: Loan Receivables. The acquisition significantly increased the size of the Company’s private student loan portfolio. In addition, the acquisition has provided the Company with a developed student loan business platform, additional school relationships and SLC’s website. Since the acquisition date, the results of operations and cash flows of SLC have been included in the Company’s consolidated results of operations and cash flows. Pro forma data is not provided as the impact of the SLC acquisition was not significant to the Company’s consolidated results of operations or cash flows.
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

Net assets acquired. The Company acquired net assets (including $155 million of cash) with an aggregate fair value of $563 million in exchange for cash consideration of $556 million, resulting in the recognition of a bargain purchase gain of approximately $7 million. The bargain purchase gain primarily resulted from Citibank’s adjustment of the cash consideration to be paid by the Company in exchange for the Company’s consent to permit SLC to commute, immediately prior to the acquisition, certain student loan insurance policies covering loans in one of the three trusts. The bargain purchase gain is recorded in other income on the Company’s consolidated statement of income. During the fourth quarter of 2011, the Company finalized its purchase accounting, which resulted in a decrease of $27 million in the indemnification asset and a $19 million increase in student loan receivables. In addition, there were immaterial changes made to the other assets purchased and liabilities assumed. These adjustments reflect the Company's finalized cash flow projections related to the student loans acquired. The offset to these adjustments resulted in a $9 million reduction in the originally estimated bargain purchase gain of $16 million.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the SLC acquisition (dollars in thousands):

December 31, 2010
Student loan receivables	$3,070,042
Cash	155,347
Indemnification asset	74,571
Student relationships intangible	2,400
Trade name intangible	3,800
Total intangible assets	6,200
Other assets	217,441
Total assets acquired	3,523,601
Securitized debt	2,921,372
Other liabilities	38,889
Total liabilities assumed	2,960,261
Net assets acquired	$563,340
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
The Company also recorded a $75 million indemnification asset. This asset reflects the discounted present value of payments expected to be received under Citibank’s indemnification of student loan credit losses that would have been recoverable under certain student loan insurance policies which, as noted above, were commuted pursuant to an agreement entered into by SLC with the Company’s consent immediately prior to the acquisition. The indemnification pertains only to loans in one of the three SLC securitization trusts that the Company acquired, namely the SLC Private Student Loan Trust 2010-A (“SLC 2010-A”). The SLC 2010-A trust included loans with an aggregate outstanding principal balance of $1.2 billion at the time of acquisition; outstanding loans in that trust totaled $1.1 billion as of November 30, 2011. The initial value of the indemnification asset was based on the amount of projected credit losses expected to be reimbursed by Citibank. Under the terms of the indemnification agreement with Citibank, indemnification payments related to student loan credit losses are subject to an overall cap of $166.8 million, consistent with the terms of the insurance policies which the indemnification serves to replace.
The subsequent accounting for the indemnification asset will generally reflect the manner in which the indemnified loans are subsequently measured. The value of the indemnification asset will increase or decrease as expected credit losses on the indemnified PCI student loans increase or decrease, respectively. An increase in expected losses on PCI student loans that results in the immediate recognition of an allowance for loan losses will result in an immediate increase in the indemnification asset. A decrease in expected losses that results in an immediate reversal of a previously recognized loan loss allowance will result in the immediate reduction of the indemnification asset. Recognition of an allowance for loan losses on PCI student loans is discussed in more detail within Note 6: Loan Receivables under “Purchased Credit-Impaired Loans.” To the extent that a decrease in expected losses results in a prospective increase in the accretable yield on PCI student loans rather than an immediate reduction of the loan loss allowance, the value of the indemnification asset will be adjusted prospectively through a reduction in the rate of amortization. Amortization and valuation adjustments to the indemnification asset are recorded through other income on the consolidated statement of income.

5.	Investments
The Company’s investment securities consist of the following (dollars in thousands):

	November 30,
	2011	2010	2009
U.S. Treasury securities	$2,563,800	$1,575,403	$—
U.S. government agency securities	2,795,223	1,888,701	—
States and political subdivisions of states	40,936	51,774	68,553
Other securities:
Certificated retained interests in DCENT and DCMT(1)	—	—	4,501,108
Credit card asset-backed securities of other issuers	299,889	1,031,112	381,705
Corporate debt securities(2)	449,469	507,896	—
Asset-backed commercial paper notes	—	—	58,792
To-be-announced investment securities	50,254	—	—
Residential mortgage-backed securities	6,482	9,800	12,929
Other debt and equity securities (3)	—	10,709	12,210
Total other securities	806,094	1,559,517	4,966,744
Total investment securities	$6,206,053	$5,075,395	$5,035,297

(1)	Upon adoption of Statements No. 166 and 167, the amount outstanding at November 30, 2009 was reclassified to loan receivables. See Note 2: Change in Accounting Principle for more information.

(2)	Amount represents corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

(3)
During the year ended November 30, 2011, commercial advances and other Community Reinvestment Act related loan funds were reclassified to be included in Other Consumer Loans within the statement of financial condition.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At November 30, 2011
Available-for-Sale Investment Securities(1)
U.S Treasury securities	$2,516,008	$47,242	$—	$2,563,250
U.S government agency securities	2,762,265	34,166	(1,208)	2,795,223
Credit card asset-backed securities of other issuers	293,231	6,658	—	299,889
Corporate debt securities	448,423	1,066	(20)	449,469
Total available-for-sale investment securities	$6,019,927	$89,132	$(1,228)	$6,107,831
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$—	$—	$550
States and political subdivisions of states	40,936	197	(2,823)	38,310
Residential mortgage-backed securities	6,482	650	—	7,132
To-be-announced investment securities	50,254	—	(204)	50,050
Total held-to-maturity investment securities	$98,222	$847	$(3,027)	$96,042
At November 30, 2010
Available-for-Sale Investment Securities(1)
U.S Treasury securities	$1,576,094	$344	$(1,585)	$1,574,853
U.S government agency securities	1,888,909	1,090	(1,298)	1,888,701
Credit card asset-backed securities of other issuers	1,017,183	13,983	(54)	1,031,112
Corporate debt securities	507,757	241	(102)	507,896
Equity securities	15	2	—	17
Total available-for-sale investment securities	$4,989,958	$15,660	$(3,039)	$5,002,579
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$—	$—	$550
States and political subdivisions of states	51,774	281	(3,771)	48,284
Residential mortgage-backed securities	9,800	869	—	10,669
Other debt securities(4)	10,692	—	—	10,692
Total held-to-maturity investment securities	$72,816	$1,150	$(3,771)	$70,195

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)
Included in other debt securities at November 30, 2010 are commercial advances of $7.9 million related to the Company’s Community Reinvestment Act strategies. During the year ended November 30, 2011, commercial advances and other Community Reinvestment Act related loan funds were reclassified to be included in Other Consumer Loans within the statement of financial condition.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position as of November 30, 2011 and 2010 (dollars in thousands):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At November 30, 2011
Available-for-Sale Investment Securities
U.S. Treasury securities	—	$—	$—	$—	$—
U.S. government agency securities	2	$242,898	$1,208	$—	$—
Credit card asset-backed securities of other issuers	—	$—	$—	$—	$—
Corporate debt securities	3	$100,041	$20	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	6	$2,689	$46	$27,768	$2,777
To-be-announced investment securities	2	$50,050	204	—	—
At November 30, 2010
Available-for-Sale Investment Securities
U.S. Treasury securities	17	$1,262,670	$1,585	$—	$—
U.S. government agency securities	18	$1,181,148	$1,298	$—	$—
Credit card asset-backed securities of other issuers	23	$238,646	$54	$—	$—
Corporate debt securities	5	$230,441	$102	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$7,731	$239	$27,603	$3,532
During the years ended November 30, 2011, 2010 and 2009, the Company received $1.3 billion, $744.6 million, and $431.3 million respectively, of proceeds related to maturities, redemptions, liquidation or sales of investment securities. For the years ended November 30, 2011, 2010 and 2009, approximately $843.1 million, $650.1 million and $423.0 million of these proceeds related to maturities of credit card asset-backed securities of other issuers.
During the year ended November 30, 2011, the Company received $161 thousand of proceeds and recorded $146 thousand of gross realized gains from the sale of equity securities. There were no sales of available for sale securities in 2010. During the year ended November 30, 2009, the Company received $72.9 million of proceeds and recorded $5.4 million of gross realized gains and no gross realized losses from the sale of credit card asset-backed securities of other issuers.
The Company records gains and losses on investment securities in other income when investments are sold or liquidated, when the Company believes an investment is other than temporarily impaired prior to the disposal of the investment, or in certain other circumstances. During the year ended November 30, 2011, the Company recorded $1.8 million of other than temporary impairment ("OTTI") on held to maturity securities, which was recorded entirely in earnings. During the year ended November 30, 2010, the Company recorded losses of $0.4 million on other debt securities and a $19.6 million pretax gain related to the liquidation of collateral supporting the asset-backed commercial paper notes of Golden Key U.S. LLC (“Golden Key”), which had invested in mortgage-backed securities. During the year ended November 30, 2009, the Company recorded $9.2 million of OTTI, which was recorded entirely in earnings, the majority of which was related to Golden Key.
The Company records unrealized gains and losses on its available-for-sale investment securities in other comprehensive income. For the year ended November 30, 2011, the Company recorded net unrealized gains of $75.3 million ($47.0 million after tax). For the years ended November 30, 2010 and 2009, the Company recorded net unrealized losses of $6.7 million and $14.1 million ($4.2 million and $8.5 million after tax), respectively, in other comprehensive income. For the year ended November 30, 2010, the Company reversed an unrealized gain of $7.5 million ($4.7 million after tax) from other comprehensive income upon liquidation of the collateral supporting the Golden Key investment. Additionally, the Company eliminated a net unrealized loss of $125.0 million ($78.6 million after tax) upon consolidation of its securitization trusts in connection with the adoption of Statements No. 166 and 167 on December 1, 2009.

At November 30, 2011, the Company had $2.8 million of gross unrealized losses in a continuous loss position for more than 12 months on its held-to-maturity investment securities in states and political subdivisions of states, compared to $3.5 million of gross unrealized losses at November 30, 2010. The Company believes the unrealized loss on these investments is the result of changes in interest rates subsequent to the Company's acquisitions of these securities and that the reduction in value is temporary. The Company does not intend to sell these investments nor does it expect to be required to sell these investments before recovery of their amortized cost bases, but rather expects to collect all amounts due according to the contractual terms of these securities.
Maturities and weighted average yields of available-for-sale debt securities and held-to-maturity debt securities at November 30, 2011 are provided in the tables below (dollars in thousands):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale—Amortized Cost (1)
U.S Treasury securities	$389,467	$2,126,541	$—	$—	$2,516,008
U.S government agency securities	760,262	2,002,003	—	—	2,762,265
Credit card asset-backed securities of other issuers	139,388	153,843	—	—	293,231
Corporate debt securities	372,246	76,177	—	—	448,423
Total available-for-sale investment securities	$1,661,363	$4,358,564	$—	$—	$6,019,927
Held-to-maturity—Amortized Cost (2)
U.S. Treasury securities	$550	$—	$—	$—	$550
State and political subdivisions of states	—	3,415	3,375	34,146	40,936
Residential mortgage-backed securities	—	—	—	6,482	6,482
To-be-announced investment securities	50,254	—	—	—	50,254
Total held-to-maturity investment securities	$50,804	$3,415	$3,375	$40,628	$98,222
Available-for-sale—Fair Values (1)
U.S Treasury securities	$389,883	$2,173,367	$—	$—	$2,563,250
U.S government agency securities	761,206	2,034,017	—	—	2,795,223
Credit card asset-backed securities of other issuers	140,715	159,174	—	—	299,889
Corporate debt securities	372,910	76,559	—	—	449,469
Total available-for-sale investment securities	$1,664,714	$4,443,117	$—	$—	$6,107,831
Held-to-maturity—Fair Values (2)
U.S. Treasury securities	$550	$—	$—	$—	$550
State and political subdivisions of states	—	3,375	3,541	31,394	38,310
Residential mortgage-backed securities	—	—	—	7,132	7,132
To-be-announced investment securities	50,050	—	—	—	50,050
Total held-to-maturity investment securities	$50,600	$3,375	$3,541	$38,526	$96,042

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale investment securities (1)
U.S Treasury securities	0.37%	1.23%	—%	—%	1.09%
U.S government agency securities	0.47%	1.43%	—%	—%	1.16%
Credit card asset-backed securities of other issuers	2.56%	3.47%	—%	—%	3.04%
Corporate debt securities	0.58%	0.78%	—%	—%	0.62%
Total available-for-sale investment securities	0.65%	1.39%	—%	—%	1.18%
Held-to-maturity investment securities
U.S. Treasury securities	0.07%	—%	—%	—%	0.07%
State and political subdivisions of states	—%	2.74%	5.42%	4.71%	4.60%
Residential mortgage-backed securities	—%	—%	—%	5.50%	5.50%
To-be-announced securities (2)	3.73%	—%	—%	—%	3.73%
Total held-to-maturity investment securities	3.69%	2.74%	5.42%	4.83%	4.19%

(1)	The weighted average yield for available-for-sale investment securities is calculated based on the amortized cost.

(2)	The weighted average yield for to-be-announced securities is calculated based on yield applicable to the underlying investment rather than the forward contract.
The following table presents interest and dividends on investment securities (dollars in thousands):

	For the Years Ended November 30,
	2011	2010	2009
Taxable interest	$57,622	$23,857	$65,959
Tax exempt interest	1,743	2,365	2,735
Total income from investment securities	$59,365	$26,222	$68,694
Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting, and are recorded within other assets, and the related commitment for future investments is recorded in other liabilities within the statement of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the statement of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of November 30, 2011 and 2010, the Company had outstanding investments of $137.9 million and $46.1 million respectively in these entities, and the related contingent liability was $6.3 million and $3.1 million respectively.

6.	Loan Receivables
The Company has three portfolio segments: credit card loans, other consumer loans and PCI student loans acquired in the SLC transaction (See Note 4: Business Combinations) and in a separate portfolio acquisition from Citibank. Within these portfolio segments, the Company has classes of receivables which are depicted in the table below (dollars in thousands):

	November 30, 2011	November 30, 2010
Loans held for sale(1)	$714,180	$788,101
Loan portfolio:
Credit card loans:
Discover card(2)	46,419,544	44,904,267
Discover business card	219,081	252,727
Total credit card loans	46,638,625	45,156,994
Other consumer loans:
Personal loans	2,648,051	1,877,633
Private student loans	2,069,001	999,322
Other	16,690	14,363
Total other consumer loans	4,733,742	2,891,318
PCI student loans(3)	5,250,388	—
Total loan portfolio	56,622,755	48,048,312
Total loan receivables	57,336,935	48,836,413
Allowance for loan losses	(2,205,196)	(3,304,118)
Net loan receivables	$55,131,739	$45,532,295

(1)
Amount represents federal student loans. At November 30, 2011 and November 30, 2010, $446.6 million and $500.2 million of federal student loan receivables, respectively, were pledged as collateral against a long-term borrowing. On December 9, 2011, Discover Bank entered into definitive agreements to sell these loans. As a part of this transaction, these borrowings are expected to be assumed by the purchaser. At November 30, 2011, loans held for sale decreased as compared to 2010 due to repayments of $50.4 million, sales proceeds of $28.2 million and a gain of $4.7 million.

(2)
Amounts include $18.5 billion and $19.5 billion underlying investors’ interest in trust assets at November 30, 2011 and November 30, 2010, respectively, and $15.4 billion and $14.9 billion in seller’s interest at November 30, 2011 and November 30, 2010, respectively. See Note 7: Credit Card and Student Loan Securitization Activities for further information.

(3)
Amount includes $2.8 billion of loans pledged as collateral against the notes issued from the SLC securitization trusts. See Note 7: Credit Card and Student Loan Securitization Activities. Of the remaining $2.5 billion that were not pledged as collateral, approximately $12.8 million represents loans eligible for reimbursement through an indemnification claim. Discover Bank must purchase such loans from the trust before a claim may be filed.

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

Information related to the delinquencies and net charge-offs in the Company’s loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “Purchased Credit-Impaired Loans” (dollars in thousands):

Delinquent and Non-Accruing Loans:
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(2)
At November 30, 2011
Credit card loans:
Discover card(1)	$554,354	$556,126	$1,110,480	$498,305	$200,208
Discover business card	2,823	3,548	6,371	3,335	860
Total credit card loans	557,177	559,674	1,116,851	501,640	201,068
Other consumer loans:
Personal loans	15,604	7,362	22,966	6,636	3,628
Private student loans (excluding PCI)	10,073	2,992	13,065	2,883	125
Other	507	2,091	2,598	—	2,317
Total other consumer loans (excluding PCI)	26,184	12,445	38,629	9,519	6,070
Total loan receivables (excluding PCI)(3)	$583,361	$572,119	$1,155,480	$511,159	$207,138
At November 30, 2010
Total loan receivables(1)	$908,306	$993,618	$1,901,924	$853,757	$325,900

(1)
Consumer credit card loans that are 90 or more days delinquent and accruing interest include $37.9 million and $35 million of loans accounted for as troubled debt restructurings at November 30, 2011 and November 30, 2010, respectively.

(2)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of these loans was $44.7 million for the year ended November 30, 2011. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. These amounts were estimated based on customers' current balances and most recent rates.

(3)	Amount also excludes federal student loans that are held for sale.

Net Charge-Offs:	For the Year Ended
	November 30, 2011
	Net Charge-offs	Net Charge-off Rate

Credit card loans:
Discover card	$2,018,331	4.49%
Discover business card	17,512	7.41%
Total credit card loans	2,035,843	4.50%
Other consumer loans:
Personal loans	67,288	3.02%
Private student loans (excluding PCI) (1)	7,830	0.48%
Other	1,311	9.27%
Total other consumer loans (excluding PCI)	76,429	1.65%
Net charge-offs as a percentage of total loans (excluding PCI)	$2,112,272	4.24%
Net charge-offs as a percentage of total loans (including PCI)	$2,112,272	3.99%

(1)	The private student loan charge-off rate is calculated as net charge-offs as a percentage of private student loans in repayment.

As part of credit risk management activities, on an ongoing basis the Company reviews information related to the performance of a customer’s account with the Company as well as information from credit bureaus, such as a FICO or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and monthly or quarterly thereafter. The following table provides the most recent FICO scores available for the Company’s customers as of November 30, 2011, as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
Discover card(1)	81%	19%
Discover business card(1)	89%	11%
Private student loans (excluding PCI) (2)	95%	5%
Personal loans	97%	3%

(1)
During September 2011, the Company began using FICO scores derived from a more current credit scoring model as one factor to assess the credit and default risk of our card portfolio. As a result of this change, the FICO scores generally increased.

(2)	PCI loans are discussed under the heading "Purchased Credit-Impaired Loans".

For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At November 30, 2011 and 2010, there were $75.9 million and $4.3 million of loans in forbearance, respectively. In addition, at November 30, 2011 and 2010, there were 1.5% and 2.2%% of private student loans in forbearance as a percentage of student loans in repayment and forbearance.
Allowance for Loan Losses. The Company maintains an allowance for loan losses at an appropriate level to absorb probable losses inherent in the loan portfolio. The Company considers the collectibility of all amounts contractually due on its loan receivables, including those components representing interest and fees. Accordingly, the allowance for loan losses represents the estimated uncollectible principal, interest and fee components of loan receivables. The allowance is evaluated monthly and is maintained through an adjustment to the provision for loan losses. Charge-offs of principal amounts of loans outstanding are deducted from the allowance and subsequent recoveries of such amounts increase the allowance. Charge-offs of loan balances representing unpaid interest and fees result in a reversal of interest and fee income, respectively, which is effectively a reclassification of provision for loan losses.
The Company bases its allowance for loan losses on several analyses that help estimate incurred losses as of the balance sheet date. While the Company’s estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. The Company uses a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The loan balances used in the migration analysis represent all amounts contractually due and, as a result, the migration analysis captures principal, interest and fee components in estimating uncollectible accounts. The Company uses other analyses to estimate losses incurred on non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, current economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, and forecasting uncertainties. The Company does not evaluate loans for impairment on an individual basis, but instead estimates its allowance for loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest and/or defaulted from a loan modification program, as discussed below under the section entitled "Impaired Loans and Troubled Debt Restructurings".

The following table provides changes in the Company’s allowance for loan losses for the years ended November 30, 2011, 2010 and 2009 (dollars in thousands):

	For the Year Ended November 30,
	2011	2010	2009
Balance at beginning of period	$3,304,118	$1,757,899	$1,374,585
Additions:
Addition to allowance related to securitized receivables(1)	—	2,144,461	—
Provision for loan losses	1,013,350	3,206,705	2,362,405
Deductions:
Charge-offs related to loans sold	—	(25,342)	—
Charge-offs:
Discover card	(2,594,169)	(4,094,236)	(2,034,458)
Discover business card	(21,154)	(59,986)	(62,115)
Total credit card loans	(2,615,323)	(4,154,222)	(2,096,573)
Personal loans	(69,273)	(92,351)	(68,590)
Federal student loans	—	(719)	—
Private student loans	(7,931)	(2,783)	(468)
Other	(1,315)	(1,018)	(22)
Total other consumer loans	(78,519)	(96,871)	(69,080)
Total charge-offs	(2,693,842)	(4,251,093)	(2,165,653)
Recoveries:
Discover card	575,838	466,548	184,383
Discover business card	3,642	3,549	1,233
Total credit card loans	579,480	470,097	185,616
Personal loans	1,985	1,307	906
Private student loans	101	38	2
Other	4	46	38
Total other consumer loans	2,090	1,391	946
Total recoveries	581,570	471,488	186,562
Net charge-offs	(2,112,272)	(3,779,605)	(1,979,091)
Balance at end of period	$2,205,196	$3,304,118	$1,757,899

(1)
On December 1, 2009, upon adoption of FASB Statements No. 166 and 167, the Company recorded an additional $2.1 billion allowance for loan losses related to newly consolidated and reclassified credit card loan receivables.

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card and other consumer loans is as follows (dollars in thousands):

	For the Year Ended November 30,
	2011(1)	2010(1)	2009
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)(2)	$588,737	$934,077	$465,283
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)(2)	$106,443	$272,805	$176,662

(1)
The amounts at November 30, 2011 and 2010 include securitized loans as a result of the consolidation of the securitization trusts upon adoption of Statement No. 167 on December 1, 2009. See Note 2: Change in Accounting Principle for more information.

(2)	Beginning in 2011, net charge-offs of interest and fees include amounts related to other consumer loans. Prior to 2011 such amounts were not included.

The following table provides additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio (which excludes loans held for sale) by impairment methodology (dollars in thousands):

	Credit Card	Personal Loans	Student Loans	Other Loans	Total
At November 30, 2011
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$1,865,797	$81,838	$52,601	$220	$2,000,456
Troubled debt restructurings(2)	204,364	237	139	—	204,740
Purchased credit-impaired(3)	—	—	—	—	—
Total allowance for loan losses	$2,070,161	$82,075	$52,740	$220	$2,205,196
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$45,421,887	$2,640,416	$2,063,562	$16,690	$50,142,555
Troubled debt restructurings(2)	1,216,738	7,635	5,439	—	1,229,812
Purchased credit-impaired(3)	—	—	5,250,388	—	5,250,388
Total recorded investment	$46,638,625	$2,648,051	$7,319,389	$16,690	$56,622,755
At November 30, 2010
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$3,095,046	$76,087	$18,569	$574	$3,190,276
Troubled debt restructurings(2)	113,842	—	—	—	113,842
Purchased credit-impaired(3)	—	—	—	—	—
Total allowance for loan losses	$3,208,888	$76,087	$18,569	$574	$3,304,118
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$44,851,650	$1,877,633	$999,322	$14,363	$47,742,968
Troubled debt restructurings(2)	305,344	—	—	—	305,344
Purchased credit-impaired(3)	—	—	—	—	—
Total recorded investment	$45,156,994	$1,877,633	$999,322	$14,363	$48,048,312

(1)	Represents loans evaluated for impairment in accordance with ASC 450-20, Loss Contingencies.

(2)
Represents loans evaluated for impairment in accordance with ASC 310-10, Receivables, which consists of modified loans accounted for as troubled debt restructurings. The unpaid principal balance of credit card loans was $1.0 billion at November 30, 2011. All loans accounted for as troubled debt restructurings have a related allowance for loan losses. In the first quarter 2011, the Company began accounting for credit card loans modified through temporary hardship and external programs as troubled debt restructurings. In the fourth quarter 2011, the Company began accounting for certain private student loans where the borrower had been granted a second forbearance and personal loans in permanent programs as troubled debt restructurings. The impact on the total allowance for loan losses as a result of these changes was not material.

(3)	Represents loans evaluated for impairment in accordance with ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Impaired Loans and Troubled Debt Restructurings. Generally loans included in a loan modification program are considered to be individually impaired and are accounted for as troubled debt restructurings. The Company has both internal and external loan modification programs that provide relief to credit card and personal loan borrowers who are experiencing financial hardship. The internal loan modification programs include both temporary and permanent programs.
For our credit card customers, the temporary hardship program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than 12 months. The permanent workout program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The permanent programs do not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. The Company also makes loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program (referred to here as external programs). These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees.
Temporary and permanent modifications on credit card loans, certain grants of student loan forbearance and long-term modifications to personal loans are considered troubled debt restructurings and are accounted for in accordance with ASC 310-40, Troubled Debt Restructuring by Creditors. Student loan borrowers face unique challenges as they enter the workforce and their loans enter repayment. To assist borrowers who are experiencing temporary financial difficulties and are willing to resume making payments, the Company may offer forbearance periods of up to 12 months over the life of the loan. Private student loans have repayment terms of 10 to 30 years and the actual maturity can extend for several additional years since no payments are required while the borrower is in school. The forbearance period does not result in a significant delay in payment relative to the original expected duration. Furthermore, the Company does not anticipate significant shortfalls in the contractual amount due for borrowers using a first forbearance period as the historical performance of these borrowers is not significantly different from the overall portfolio. However, when a delinquent borrower is granted a second forbearance period, the forbearance is considered a troubled debt restructuring.
For our personal loan customers, the temporary programs normally consist of a reduction of the minimum payment for a period of no longer than 6 months with a final balloon payment required at the end of the loan term. The permanent program involves changing the terms of the loan in order to pay off the outstanding balance over the new term for a period no longer than four years. The total term may not exceed nine years. The Company also allows loan modifications for personal loan customers who request financial assistance through external sources, similar to our credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans included in permanent programs are accounted for as troubled debt restructurings.
Loans classified as troubled debt restructurings are recorded at their present value with impairment measured as the difference between the loan balance and the discounted present value of cash flows expected to be collected. Consistent with the Company’s measurement of impairment of modified loans on a pooled basis, the discount rate used for credit card loans is the average current annual percentage rate it applies to non-impaired credit card loans, which approximates what would have applied to the pool of modified loans prior to impairment. For closed-end consumer loans, the discount rate used is the average contractual rate prior to modification.

Interest income from loans accounted for as troubled debt restructurings is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs. Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in thousands):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the year ended November 30, 2011(3):
Credit card loans
Internal programs	$536,568	$20,950	$65,051
External programs	$714,946	$61,511	$9,865
Personal loans(4)	$7,396	$954	$—
Student loans	$5,469	$362	$—
Modified credit card loans that have reverted to pre-modification payment terms(5)	$276,300	$48,159	$—
For the year ended November 30, 2010:
Credit card loans: permanent programs	$260,251	$2,946	$39,917
For the year ended November 30, 2009(6):
Credit card loans: permanent programs	$79,165	$937	$10,454

(1)
The Company does not separately track interest income on loans in modification programs. Amounts shown are estimated by applying an average interest rate to the average loans in the various modification programs.

(2)
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

(3)
In addition to loans modified through permanent workout programs, in the first quarter 2011, the Company began accounting for credit card loans modified through temporary hardship and external programs as troubled debt restructurings. The impact on the allowance for loan losses as a result of this change was not material.

(4)	As interest rates for personal loan customers in modification programs are rarely modified, gross interest income that would have been recorded with original terms is not significant.

(5)
This balance is considered impaired, but is excluded from the troubled debt restructuring amounts shown above. Represents credit card loans that were modified in troubled debt restructurings but that have subsequently reverted back to loans' pre-modification payment terms either due to noncompliance with the terms of the modification or successful completion of a temporary modification program.

(6)
The amount at November 30, 2009 does not include securitized loans as the Company began consolidating its securitization trusts on December 1, 2009 upon adoption of Statement No. 167. See Note 2: Change in Accounting Principle for more information.

In order to evaluate the primary financial effects which resulted from loans entering into a loan modification program during the year ended November 30, 2011, the Company quantified the amount by which interest and fees were reduced during the year. During the year ended November 30, 2011, the Company forgave approximately $64.3 million of interest and fees as a result of accounts entering into a loan modification program.
The following table provides information on loans that entered a loan modification program during the fiscal year (dollars in thousands):

	Number of Accounts	Balances as of November 30, 2011
Accounts that entered a loan modification program during the period:
Credit Card:
Internal Programs	68,738	$480,354
External Programs	52,705	$310,150
Student Loans	262	$5,439
Personal Loans	410	$4,613

The following table presents the carrying value of loans that experienced a payment default during the year ended November 30, 2011 and that had been modified in a troubled debt restructuring during the fifteen months preceding the end of each quarterly period (dollars in thousands):

	For the year ended November 30, 2011
	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit Card (1)(2):
Internal Programs	18,354	$130,636
External Programs	11,974	$61,959
Student Loans	19	$667
Personal Loans	17	$216

(1)	The outstanding balance upon default is the loan balance at the end of the month prior to default.

(2)	A customer defaults from a modification program after two consecutive missed payments.

(3)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked.
Of the account balances that defaulted as shown above, approximately 40% of the total balances charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and that have not subsequently charged off, the balances are included in the allowance for loan loss analysis discussed under the above section entitled "Allowance for Loan Losses".
Purchased Credit-Impaired Loans. Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction as well as the private student loans acquired from Citi comprise the Company’s only PCI loans at November 30, 2011. Total PCI student loans had an outstanding balance of $5.7 billion, including accrued interest, and a related carrying amount of $5.3 billion as of November 30, 2011.
Management concluded it is probable that it will be unable to collect all contractually required payments due but it is unable to specifically identify which loans it will be unable to collect. Therefore, the Company has elected to apply ASC 310-30 by analogy to the entire pool of acquired loans.
At the time of these acquisitions, these loans were recorded at fair value. The Company estimated the initial fair value of the acquired loans based on the cash flows expected to be collected, discounted at a market rate of interest. Expected cash flows used in the initial fair value measurements reflect the effect of expected losses and prepayments as well as anticipated changes in the interest rate indices applicable to these variable rate loans.
As of the acquisition date of December 31, 2010, the PCI student loans acquired in the SLC transaction had an aggregate outstanding balance of approximately $3.8 billion, including accrued interest, and a fair value (initial carrying value) of approximately $3.1 billion. Of the $3.8 billion aggregate outstanding balance of loans acquired, loans with an aggregate outstanding balance of approximately $31 million were non-performing as of the acquisition date.
As of the acquisition date of September 30, 2011, the private student loans acquired from Citibank had an aggregate outstanding balance and an estimated fair value of approximately $2.4 billion . These loans were acquired at a discount which reflects a decline in the credit quality of the loans after their origination that is partially offset by a premium which reflects the value in certain loans that carry interest rates above prevailing market rates at the acquisition date. Of the $2.4 billion aggregate outstanding balance of loans acquired, loans with an outstanding balance of approximately $16 million were non-performing as of the acquisition date. There has not been any significant incremental credit deterioration on either portfolio since the respective acquisition dates, and therefore no allowance has been established for the PCI student loans at November 30, 2011.
Certain PCI student loans in one of the three SLC securitization trusts are covered by an indemnification agreement with Citibank for credit losses. The indemnified loans are presented along with all other PCI student loans and the related indemnification asset is recognized as a separate asset on the Company’s consolidated statement of financial condition. See Note 4: Business Combinations for a description of the indemnification asset.

The following table shows contractually required payments receivable, cash flows expected to be collected and fair value of loans acquired as of the SLC acquisition date (dollars in millions):

At December 31, 2010
Contractually required payments receivable (1)	$5,673
Less: Non-accretable difference (2)	(683)
Cash flows expected to be collected	4,990
Less: Accretable yield (3)	(1,920)
Fair value of loans acquired	$3,070

(1)	Amount represents principal and interest payments, both currently due and due in the future, adjusted for the effect of estimated prepayments.

(2)	Charge-offs on acquired loans will be written off against non-accretable difference.

(3)	Amount to be accreted into interest income over the estimated lives of the acquired loans.

The following table shows contractually required payments receivable, cash flows expected to be collected and fair value of the additional private student loans acquired from Citibank for the loans acquired as of September 30, 2011 (dollars in millions):

At September 30, 2011
Contractually required payments receivable (1)	$3,861
Less: Non-accretable difference (2)	(573)
Cash flows expected to be collected	3,288
Less: Accretable yield (3)	(855)
Fair value of loans acquired	$2,433

(1)	Amount represents principal and interest payments, both currently due and due in the future, adjusted for the effect of estimated prepayments.

(2)	Charge-offs on acquired loans will be written off against non-accretable difference.

(3)	Amount to be accreted into interest income over the estimated lives of the acquired loans.

The following table provides changes in accretable yield for the acquired loans for the year ended November 30, 2011 (dollars in millions):
For the Year Ended November 30, 2011
Balance at beginning of period	$—
Acquisition of The Student Loan Corporation	1,920
Acquisition of the additional private student loan portfolio from Citibank	855
Accretion into interest income	(225)
Reclassifications from non-accretable difference	30
Balance at end of period	$2,580
During the year ended November 30, 2011, the Company reclassified $30 million from non-accretable difference because of an increase in expected cash flows. This amount will be recognized prospectively as an adjustment to yield over the remaining life of the pools.
At November 30, 2011, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.14% and 0.73%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans for the year ended November 30, 2011 was 1.34%.

Geographical Distribution of Loans
The Company originates credit card and other consumer loans throughout the United States. The geographic distribution of the Company's loan receivables was as follows (dollars in thousands):

	November 30, 2011		November 30, 2010
	$	%	$	%

California	5,127,162	8.9%	$4,473,200	9.2%
New York	4,726,479	8.2	3,259,953	6.7
Texas	4,241,506	7.4	3,848,684	7.9
Pennsylvania	3,277,797	5.7	2,540,852	5.2
Illinois	3,231,129	5.6	2,747,706	5.6
Florida	3,118,242	5.4	2,902,083	5.9
Ohio	2,428,496	4.2	2,147,238	4.4
New Jersey	2,286,338	4.0	1,823,938	3.7
Michigan	1,843,670	3.2	1,555,896	3.2
Georgia	1,619,912	2.8	1,466,863	3.0
Other States	25,436,204	44.6	22,070,000	45.2
Total Loan Portfolio	57,336,935	100.0%	$48,836,413	100.0%

7.	Credit Card and Student Loan Securitization Activities
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
The DCMT structure consists of Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties. Credit enhancement is provided by the subordinated Class B certificates, cash collateral accounts, and more subordinated Series 2009-CE certificates that are held by a wholly-owned subsidiary of Discover Bank. The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes. The majority of these more highly subordinated classes of notes are held by subsidiaries of Discover Bank. In addition, during the year ended November 30, 2011 there was another series of certificates (Series 2009-SD) issued by DCMT which provided increased excess spread levels to all other outstanding securities of the trusts. The Series 2009-SD certificates were held by a wholly-owned subsidiary of Discover Bank. In January 2010, the Company increased the size of the Class D (2009-1) note by $527.2 million and the Series 2009-CE certificate by $536.4 million to further support the more senior securities of the trusts. The Company was not contractually required to provide this incremental level of credit enhancement but did so pursuant to the trusts’ governing documents in order to maintain the credit ratings of the securities issued by the trusts and to preserve the Company’s ability to participate in the credit card asset-backed securitization markets. The Series 2009-SD balance of $346.4 million matured on January 17, 2012, automatically triggering a higher required level of the Class D (2009-1) note. Accordingly, the size of the Class D (2009-1) note was increased by $241.7 million. The credit-related risk of loss associated with trust assets as of the balance sheet date to which the Company is exposed through the retention of these subordinated interests is fully captured in the allowance for loan losses recorded by the Company.
The Company’s credit card securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company. The Company’s retained interests in the assets of the trusts, principally consisting of investments in DCMT certificates and DCENT notes held by subsidiaries of Discover Bank, constitute intercompany positions which are eliminated in the preparation of the Company’s consolidated statement of financial condition.

Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts’ creditors. The trusts have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Investment of trust cash balances is limited to investments that are permitted under the governing documents of the trusts and which have maturities no later than the related date on which funds must be made available for distribution to trust investors. With the exception of the seller’s interest in trust receivables, the Company’s interests in trust assets are generally subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt. The carrying values of these restricted assets, which are presented on the Company’s consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in thousands):

	November 30,
	2011	2010
Cash collateral accounts (1)	$187,105	$459,474
Collections and interest funding accounts	977,195	904,284
Restricted cash	1,164,300	1,363,758
Investors’ interests held by third-party investors	13,294,739	14,921,057
Investors’ interests held by wholly owned subsidiaries of Discover Bank	5,157,536	4,608,210
Seller’s interest	15,363,585	14,923,722
Loan receivables (2)	33,815,860	34,452,989
Allowance for loan losses allocated to securitized loan receivables (2)	(1,510,730)	(2,431,399)
Net loan receivables	32,305,130	32,021,590
Other	26,506	24,083
Carrying value of assets of consolidated variable interest entities	$33,495,936	$33,409,431

(1)	As of November 30, 2011 and 2010, the full amount was pledged as collateral against a long-term borrowing.

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
Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges billed, certain fee assessments, allocations of merchant discount and interchange, and recoveries on charged-off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive a contractual rate of return and Discover Bank is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are reported to investors as excess spread. An excess spread rate of less than 0% for a contractually specified period, generally a three-month average, would trigger an economic early amortization event. In such an event, the Company would be required to seek immediate sources of replacement funding. Apart from the restricted assets related to securitization activities, the investors and the securitization trusts have no recourse to the Company’s other assets or the Company's general credit for a shortage in cash flows.
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
In addition to performance measures associated with the transferred credit card loan receivables, there are other events or conditions which could trigger an early amortization event. As of November 30, 2011, no economic or other early amortization events have occurred.
The tables below provide information concerning investors’ interests and related excess spreads at November 30, 2011 (dollars in thousands):

	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$3,262,331	6
Discover Card Execution Note Trust (DiscoverSeries notes)	15,189,944	32
Total investors’ interests	$18,452,275	38

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread(1)(2)
Group excess spread percentage	17.43%
DiscoverSeries excess spread percentage	17.35%

(1)
DCMT certificates refer to the higher of the Group excess spread or their applicable series excess spread (not shown) and DiscoverSeries notes refer to the higher of the Group or DiscoverSeries excess spread in assessing whether an economic early amortization has been triggered.

(2)
Discount Series (Series 2009-SD) made principal collections available for reallocation to other series to cover shortfalls in interest and servicing fees and to reimburse charge-offs. Three-month rolling average excess spread rates reflected the availability of these additional collections. These collections and their contribution to excess spread terminated when the Series 2009-SD certificates matured on January 17, 2012.

The Company continues to own and service the accounts that generate the loan receivables held by the trusts. Discover Bank receives servicing fees from the trusts based on a percentage of the monthly investor principal balance outstanding. Although the fee income to Discover Bank offsets the fee expense to the trusts and thus is eliminated in consolidation, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing income, net of related expenses.
The following disclosures apply to securitization activities of the Company prior to December 1, 2009, when transfers of receivables to the trusts were treated as sales in accordance with prior GAAP. See Note 2: Change in Accounting Principle for discussion of prior accounting and related adjustments made in conjunction with adopting Statement No. 166. Retained interests classified as available-for-sale investment securities at November 30, 2009 were carried at amounts that approximated fair value with changes in the fair value estimates recorded in other comprehensive income, net of tax. Retained interests classified as held-to-maturity investment securities were carried at amortized cost. All other retained interests in credit card asset securitizations were recorded in amounts due from asset securitization at amounts that approximated fair value.
During the year ended November 30, 2009, the Company recognized a net revaluation of its subordinated retained interests resulting in a loss of $160.1 million in securitization income in the consolidated statement of income. Included in this amount is $16.7 million of initial gains on new securitization transactions, net of issuance discounts, as applicable.
The following table summarizes certain cash flow information related to the securitized pool of loan receivables (dollars in millions):

For the Year Ended November 30, 2009
Proceeds from third-party investors in new credit card securitizations	$3,543
Proceeds from collections reinvested in previous credit card securitizations	$46,753
Contractual servicing fees received	$490
Cash flows received from retained interests	$1,980
Purchases of previously transferred credit card receivables (securitization maturities)	$5,739

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
Currently there are three trusts from which securities are issued to investors. Principal payments on the long-term secured borrowings are made as cash is collected on the collateralized loans. The Company does not have access to cash collected by the securitization trusts until cash is released in accordance with the trust indenture agreements and, for certain securitizations, no cash will be released to the Company until all outstanding trust borrowings have been repaid. Similar to the credit card securitizations, the Company continues to own and service the accounts that generate the student loan receivables held by the trusts and receives servicing fees from the trusts based on either a percentage of the principal balance outstanding or a flat fee per borrower. Although the servicing fee income offsets the fee expense related to the trusts, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing income.
Under terms of all the trust arrangements, the Company has the option, but not the obligation, to provide financial support to the trusts, but has never provided such support. A substantial portion of the credit risk associated with the securitized loans has been transferred to third parties under private credit insurance or indemnification arrangements. See Note 4: Business Combinations.
The carrying values of these restricted assets, which are presented on the Company’s consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in thousands):

November 30, 2011
Restricted cash	$109,875
Student loan receivables	2,839,871
Other assets	7,218
Carrying value of assets of consolidated variable interest entities	$2,956,964

8.	Premises and Equipment
A summary of premises and equipment, net is as follows (dollars in thousands):

	November 30,
	2011	2010
Land	$41,816	$41,816
Buildings and improvements	502,109	496,352
Capitalized equipment leases	6,176	3,962
Furniture, fixtures and equipment	570,775	508,599
Software	346,535	300,018
Premises and equipment	1,467,411	1,350,747
Less: Accumulated depreciation	(706,778)	(647,256)
Less: Accumulated amortization of software	(277,383)	(248,877)
Premises and equipment held for investment, net	483,250	454,614
Premises and equipment held for sale, net(1)	—	6,118
Total premises and equipment, net	$483,250	$460,732

(1)
On November 12, 2009, the Company announced plans to close one of its processing centers. As such, this property was classified as held for sale, and the Company recorded a loss in 2009 of $5.6 million, which is included in other expense in the consolidated statement of income. The property was sold during 2011 and the Company recorded an additional loss of $3.1 million, which is also included in other expense in the consolidated statement of income.

Depreciation expense, including amortization of assets recorded under capital leases, was $59.7 million, $64.0 million and $72.7 million for the years ended November 30, 2011, 2010 and 2009, respectively. This includes depreciation expense associated with held-for-sale property of $0.8 million for the year ended November 30, 2009. Amortization expense on capitalized software was $29.7 million, $25.2 million and $24.9 million for the years ended November 30, 2011, 2010 and 2009, respectively.

9.	Goodwill and Intangible Assets
Goodwill
As of November 30, 2011 and 2010, the Company had goodwill of $255.4 million recorded in connection with its acquisition of PULSE in January 2005, which was allocated to the Payment Services segment. Subsequent to the acquisition date, no adjustments have been made to the Company's goodwill balance. The Company conducted its annual goodwill impairment testing on June 1, 2011 and 2010, at which times management concluded that there was no impairment to goodwill.
Intangible Assets
The Company's amortizable intangible assets consist primarily of acquired customer relationships recognized in the December 2010 acquisition of SLC, which is allocated to the Direct Banking segment, and acquired customer relationships and trade name intangibles recognized in the acquisition of PULSE in January 2005, which is allocated to the Payment Services segment. Non-amortizable intangible assets consist of trade name intangibles recognized in the acquisition of SLC, along with international transaction processing rights and trade name intangibles recognized in the acquisition of Diners Club in June 2008. Acquired customer relationships for SLC consist of those relationships in existence between SLC and the numerous students that carry student loan balances, while for PULSE they consist of those relationships in existence between PULSE and the numerous financial institutions that participate in its network, as valued at the date of the respective acquisitions. For more information on the Company's acquisition of SLC, see Note 4: Business Combinations.
The following table summarizes the Company's intangible assets (dollars in thousands):

		November 30, 2011			November 30, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14.6 years	$72,598	$45,431	$27,167	$69,400	$37,786	$31,614
Trade name and other	25 years	7,700	1,676	6,024	7,700	1,368	6,332
Total amortizable intangible assets		80,298	47,107	33,191	77,100	39,154	37,946

Non-amortizable intangible assets
Trade names	N/A	131,780	—	131,780	127,980	—	127,980
International transaction processing rights	N/A	23,047	—	23,047	23,047	—	23,047
Total non-amortizable intangible assets		154,827	—	154,827	151,027	—	151,027
Total intangible assets		$235,125	$47,107	$188,018	$228,127	$39,154	$188,973
Amortization expense related to the Company's intangible assets was $8.0 million, $6.7 million and $7.7 million for the years ended November 30, 2011, 2010 and 2009, respectively.
The following table presents expected intangible asset amortization expense for the next five years based on intangible assets at November 30, 2011 (dollars in thousands):

Year	Amount
2012	$6,953
2013	$5,213
2014	$4,106
2015	$3,431
2016	$2,909

10.	Deposits
The Company offers its deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (IRA) certificates of deposit to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). As of November 30, 2011 and November 30, 2010, the Company had approximately $26.2 billion and $20.6 billion, respectively, of direct-to-consumer deposits and approximately $13.3 billion and $13.7 billion, respectively, of brokered deposits.
A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	November 30,
	2011	2010
Certificates of deposit in amounts less than $100,000(1)	$20,114,121	$19,797,420
Certificates of deposit from amounts of $100,000(1)to less than $250,000(1)	5,290,405	4,626,792
Certificates of deposit in amounts of $250,000(1)or greater	1,189,779	1,146,843
Savings deposits, including money market deposit accounts	12,869,582	8,738,784
Total interest-bearing deposits	$39,463,887	$34,309,839
Average annual interest rate	2.57%	3.12%

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
At November 30, 2011, certificates of deposit maturing over the next five years and thereafter were as follows (dollars in thousands):

Year	Amount
2012	$12,419,875
2013	$6,813,369
2014	$3,008,278
2015	$2,021,264
2016	$1,526,304
Thereafter	$805,215

11.	Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in thousands):

	November 30, 2011		November 30, 2010
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Securitized Debt
Fixed rate asset-backed securities (including discount of $1,258)	$1,748,742	5.65%	$2,598,343	5.47%	Fixed	Various June 2013— September 2017
Floating rate asset-backed securities	10,044,739	0.81%	10,621,057	0.75%	1-month LIBOR(1) + 5 to 130 basis points	Various April 2012— November 2016
Floating rate asset-backed securities	1,250,000	0.69%	1,250,000	0.63%	3-month LIBOR(1) + 34 basis points	December 2012
Floating rate asset-backed securities and other borrowings	250,000	0.91%	450,000	0.98%	Commercial Paper rate + 70 basis points	April 2013
Total Discover Card Master Trust I and Discover Card Execution Note Trust	13,293,481		14,919,400
Floating rate asset-backed securities (including discount of $225,997)	1,390,066	0.60%	—		3-month LIBOR(1) + 7 to 45 basis points	Various April 2018— July 2036(2)
Floating rate asset-backed securities (including discount of $3,562)	627,072	4.25%	—		Prime rate +100 basis points	June 2031(2)
Floating rate asset-backed securities (including premium of $2,663)	157,338	4.00%	—		Prime rate + 75 basis points	July 2042(2)
Floating rate asset-backed securities (including premium of $6,341)	374,555	3.75%	—		1-month LIBOR(1) + 350 basis points	July 2042(2)
Total SLC Private Student Loan Trusts	2,549,031		—
Total Long-Term Borrowings—owed to securitization investors	15,842,512		14,919,400
Discover Financial Services (Parent Company)
Fixed rate senior notes due 2017
Principal value (including discount of $451)	399,549	6.45%	399,467	6.45%	Fixed	June 2017
Fair value adjustment(3)	9,855		(7,888)
Book value	409,404		391,579
Fixed rate senior notes due 2019	400,000	10.25%	400,000	10.25%	Fixed	July 2019
Discover Bank
Subordinated bank notes due 2019 (including discount of $1,437)	698,563	8.70%	698,382	8.70%	Fixed	November 2019
Subordinated bank notes due 2020 (including discount of $2,901)	497,099	7.00%	496,753	7.00%	Fixed	April 2020
Floating rate secured borrowings	—	—%	93,980	0.79%
Floating rate secured borrowings	—	—%	212,336	0.70%
Floating rate secured borrowings(4)	437,613	0.70%	492,910	0.66%	Commercial Paper rate + 50 basis points	August 2013(4)
Capital lease obligations	1,987	4.51%	388	6.26%	Fixed	Various August 2015—April 2016
Total long-term borrowings	$18,287,178		$17,705,728

(1)	London Interbank Offered Rate (“LIBOR”).

(2)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(3)	The Company uses interest rate swaps to hedge this long-term borrowing against changes in fair value attributable to changes in LIBOR. See Note 23: Derivatives and Hedging Activities.

(4)
Under a program established by the U.S. Department of Education, this loan facility was entered into to fund certain federal student loans, which were held for sale at November 30, 2011 and November 30, 2010. Principal and interest payments on the underlying student loans will reduce the balance of the secured borrowing over time, with final maturity in August 2013. However, upon sale of the loans, this loan facility will be repaid or assumed by a buyer.

Maturities. Long-term borrowings had the following maturities at November 30, 2011 (dollars in thousands):

Year	Discover Financial Services (Consolidated)	Discover Financial Services (Parent Company Only)
Due in 2012	$3,326,416	$—
Due in 2013	5,616,755	—
Due in 2014	2,789,761	—
Due in 2015	600,288	—
Due in 2016	399,997	—
Thereafter	5,553,961	809,404
Total	$18,287,178	$809,404
As of November 30, 2011, the Company had an unsecured credit agreement that was effective through May 2012; however, the commitment was terminated by the Company effective December 16, 2011 due to the availability of other sources of contingent liquidity. The agreement previously provided for a revolving credit commitment of up to $2.4 billion (of which the Company could borrow up to 30% and Discover Bank could borrow up to 100% of the total commitment). As of November 30, 2011, the Company had no outstanding balances due under the facility. The credit agreement provided for a commitment fee on the unused portion of the facility, which could range from 0.07% to 0.175% depending on the index debt ratings. Loans outstanding under the credit facility would have borne interest at a margin above the Federal Funds rate, LIBOR, the EURIBOR or the Euro Reference rate. The terms of the credit agreement included various affirmative and negative covenants, including financial covenants related to the maintenance of certain capitalization and tangible net worth levels, and certain double leverage, delinquency and Tier 1 capital to managed loans ratios. The credit agreement also included customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness for borrowed money and bankruptcy-related defaults.
The Company also has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of November 30, 2011, the total commitment of secured credit facilities through private providers was $7 billion, of which $250 million had been used and was included in long-term borrowings at November 30, 2011. Access to the unused portions of the secured credit facilities is dependent upon the agreement with each of the providers which have various expirations in fiscal years 2013, 2014 and 2015. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
Short-Term Borrowings. Short-term borrowings consist of overnight Federal Funds purchased with original maturities less than one year. Total short-term borrowings as of November 30, 2011 were $50 million and the weighted-average interest rate was 0.08%. There were no outstanding short-term borrowings as of November 30, 2010.

12.	Stock-Based Compensation Plans
The Company has two stock-based compensation plans: the Discover Financial Services Omnibus Incentive Plan and the Discover Financial Services Directors' Compensation Plan.
Omnibus Incentive Plan. The Discover Financial Services Omnibus Incentive Plan (“Omnibus Plan”), which is stockholder-approved, provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based and/or cash awards (collectively, “Awards”). Currently, the Company does not have any stock appreciation rights and restricted stock outstanding. The total number of shares that may be granted is 45 million shares, subject to adjustments for certain transactions as described in the Omnibus Plan document. Shares granted under the Omnibus Plan may be the following: (i) authorized but unissued shares, and (ii) treasury shares that the Company acquires in the open market, in private transactions or otherwise.
Directors' Compensation Plan. The Discover Financial Services Directors' Compensation Plan (the “Directors' Compensation Plan”), which is stockholder-approved, permits the grant of RSUs to non-employee directors. The total number of units available for grant under the Directors' Compensation Plan equals the excess, if any, of (i) 1,000,000 shares over (ii) the sum of (a) the number of shares subject to outstanding awards granted under the Directors' Compensation Plan and (b) the number of shares previously issued pursuant to the Directors' Compensation Plan. Shares of stock that are issuable pursuant to the awards granted under the Directors' Compensation Plan may be authorized but unissued shares, treasury shares or shares that the Company acquires in the open market. Annual awards for eligible directors are calculated by dividing $125,000 by the fair market value of a share of stock on the date of grant and are subject to a restriction period whereby 100% of such units shall vest on the first anniversary of the date of grant.
Salary Paid In Shares. The Company paid a portion of certain employees' annual base salary in shares. During the years ended November 30, 2011 and 2010 a total of 13 thousand and 454 thousand shares were granted to fund $0.3 million and $6.8 million of salary expense. Shares were fully vested at the date of grant and were subject to transfer restrictions which lapse between June 30, 2011 and June 30, 2013 according to the salary stock grant date.
Stock-Based Compensation. The following table details the compensation cost, net of forfeitures, related to each of the above plans (dollars in thousands):

	For the Years Ended November 30,
	2011	2010	2009
Restricted stock units	$33,411	$30,245	$42,733
Performance stock units	10,113	—	—
Salary paid in shares	253	6,820	—
Stock options	—	16	156
Total stock-based compensation expense	$43,777	$37,081	$42,889
Income tax benefit	$16,513	$13,762	$16,006
On July 2, 2007, the Company issued “Founder's Grants” of RSUs to certain directors, executive officers and employees of the Company in the aggregate amount of $134.1 million, which were subject to various vesting terms of up to four years. All of the Founder's Grants RSUs were vested as of November 30, 2011. In connection with these awards, the Company recognized expense of $2.7 million, $8.8 million, and $22.9 million, net of estimated forfeitures, for the years ended November 30, 2011, 2010 and 2009, respectively.
Restricted Stock Unit Activity. The following table sets forth the activity related to vested and unvested RSUs during the year ended November 30, 2011.

	Number of Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Restricted stock units at November 30, 2010	4,864,934	$17.48
Granted	2,515,530	$19.57
Conversions to common stock	(1,373,941)	$17.84
Forfeited	(207,883)	$16.92
Restricted stock units at November 30, 2011	5,798,640	$18.32	$138,124
The following table sets forth the activity related to unvested RSUs during the year ended November 30, 201l:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units at November 30, 2010(1)	3,158,725	$16.41
Granted	2,515,530	$19.57
Vested	(1,743,823)	$20.10
Forfeited	(207,883)	$16.92
Unvested restricted stock units at November 30, 2011	3,722,549	$16.79

(1)	Unvested restricted stock units represent awards where recipients have yet to satisfy either explicit vesting terms or retirement-eligibility requirements.
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

The following table summarizes the total intrinsic value of the RSUs converted to common stock and the total grant date fair value of RSUs vested (dollars in thousands):

	For the Years Ended November 30,
	2011	2010	2009
Intrinsic value of RSUs converted to common stock	$29,891	$25,727	$34,868
Grant date fair value of RSUs vested	$35,045	$46,620	$64,973
Weighted average grant date fair value of RSUs granted	$19.57	$15.08	$10.36
As of November 30, 2011, there was $25.9 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a total period of 3.3 years and a weighted average period of 1.9 years.
Performance Stock Unit Activity. The following table sets forth the activity related to vested and unvested PSU's during the year ended November 30, 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Performance stock units at November 30, 2010	—	—
Granted	787,921	$19.15
Conversions to common stock	—	—
Forfeited	(25,005)	$19.15
Performance stock units at November 30, 2011	762,916	$19.15	$18,173

The following table sets forth the activity related to unvested PSUs during the year ended November 30, 201l:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested performance stock units at November 30, 2010(1)	—	—
Granted	787,921	$19.15
Vested	—	—
Forfeited	(25,005)	$19.15
Unvested performance stock units at November 30, 2011	762,916	$19.15

(1)	Unvested performance stock units represent awards where recipients have yet to satisfy either explicit vesting terms or retirement-eligibility requirements.
Compensation cost associated with performance stock units is determined based on the number of instruments granted, the fair value on the date of grant, and the performance factor. The fair value is amortized on a straight-line basis, net of estimated forfeitures over the requisite service period. Each PSU is a restricted stock instrument that is subject to additional conditions and constitutes a contingent and unsecured promise by the Company to pay up to two shares of the Company's common stock on the conversion date for the PSU contingent on the number of PSU shares to be issued. PSUs have a performance period of two years and a vesting period of three years. The requisite service period of an award, having both performance and service conditions, is the longest of the explicit, implicit and derived service periods.
As of November 30, 2011, there was $19.1 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a total period of 2.09 years and a weighted-average period of 1.9 years.
Option awards are granted with an exercise price equal to the fair market value of one share of the Company's common stock at the date of grant; these types of awards expire ten years from the grant date and may be subject to restrictions on transfer, vesting requirements, which are set at the discretion of the Compensation Committee of the Company's Board of Directors, or cancellation under specified circumstances. Stock awards also may be subject to similar restrictions determined at the time of grant under this plan. Certain option and stock awards provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate).

Stock Option Activity. The following table sets forth the activity concerning stock option activity during the year ended November 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at November 30, 2010	3,912,399	$19.49	2.52
Granted (1)	—
Exercised	(1,182,591)	$18.17
Expired	(562,346)	$24.35
Options outstanding at November 30, 2011	2,167,462	$18.95	2.14	$11,705
Vested and exercisable at November 30, 2011	2,167,462	$18.95	2.14	$11,705

(1)	No stock options have been granted by the Company since its spin-off from Morgan Stanley.

Cash received from the exercise of stock options was $21.5 million and the income tax benefit realized from the exercise of stock options was $1.2 million for the year ended November 30, 2011.
The following table summarizes the total intrinsic value of options exercised and total fair value of options vested (dollars in thousands):

	For the Years Ended November 30,
	2011	2010	2009
Intrinsic value of options exercised	$8,500	$29	$17
Grant date fair value of options vested	$—	$844	$4,245
As of November 30, 2011, there was no unrecognized compensation cost related to non-vested stock options granted under the Company's Omnibus Plan, as all these options have vested.
The Company utilized the Black-Scholes pricing model to estimate the fair value of each option at its date of grant. The fair value was amortized on a straight-line basis, net of estimated forfeitures, over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Since all options were granted prior to the Company's spin-off from Morgan Stanley, the expected option life of stock options and the expected dividend yield of stock were determined based upon Morgan Stanley's historical experience. The expected stock price volatility was determined based upon Morgan Stanley's historical stock price data over a time period similar to the expected option life. The risk-free interest rate was based on U.S. Treasury Strips with a remaining term equal to the expected life assumed at the date of grant.

13.	Employee Benefit Plans
The Company sponsors the Discover Financial Services Pension Plan, which is a non-contributory defined benefit plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”), for eligible employees in the U.S. The Company also sponsors the Discover Financial Services 401(k) Plan (the “Discover 401(k) Plan”) for its eligible U.S. employees. However, effective December 31, 2008, the Qualified Plan was amended to discontinue the accrual of future benefits.
Defined Benefit Pension and Other Postretirement Plans. The Qualified Plan generally provides pension benefits that are based on each employee's years of credited service prior to 2009 and on compensation levels specified in the qualified plan. The Company's policy is to fund at least the amounts sufficient to meet minimum funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company also participates in an unfunded postretirement benefit plan that provides medical and life insurance for eligible U.S. retirees and their dependents.
Net Periodic Benefit Cost. Net periodic benefit cost expensed by the Company included the following components (dollars in thousands):

	Pension			Postretirement
	For the Years Ended November 30,			For the Years Ended November 30,
	2011	2010	2009	2011	2010	2009
Service cost, benefits earned during the period	$—	$—	$1,022	$1,083	$1,055	$777
Interest cost on projected benefit obligation	20,886	20,858	20,189	1,243	1,386	1,575
Expected return on plan assets	(23,080)	(23,295)	(24,107)	—	—	—
Net amortization	1,369	1,625	30	(134)	(2)	(150)
Net settlements and curtailments	—	223	64	—	—	—
Net periodic benefit (income) cost	$(825)	$(589)	$(2,802)	$2,192	$2,439	$2,202
Accumulated Other Comprehensive Income. As of November 30, 2011, pretax amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost consist of (dollars in thousands):

	Pension	Postretirement
Prior service credit (cost)	$9,559	$(756)
Net (loss) gain	(196,134)	3,275
Total	$(186,575)	$2,519
     The estimated portion of the prior service (cost) credit and net (loss) gain above that is expected to be recognized as a component of net periodic benefit cost in 2012 is shown below (dollars in thousands):

	Pension	Postretirement
Prior service credit (cost)	$1,053	$(66)
Net (loss) gain	(3,636)	40
Total	$(2,583)	$(26)

Benefit Obligations and Funded Status. The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets as well as a summary of the Company’s funded status (dollars in thousands):

	Pension		Postretirement
	For the Years Ended November 30,		For the Years Ended November 30,
	2011	2010	2011	2010
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$376,291	$359,167	$21,867	$24,360
Service cost	—	—	1,083	1,055
Interest cost	20,886	20,858	1,243	1,386
Actuarial (gain) loss	40,362	20,994	2,037	(3,725)
Settlements	—	(826)	—	—
Plan amendments (1)(2)	—	(10,882)	848	—
Benefits paid	(15,722)	(13,020)	(798)	(1,209)
Benefit obligation at end of year(3)	$421,817	$376,291	$26,280	$21,867

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$320,988	$305,634	$—	$—
Actual return on plan assets	27,946	28,374	—	—
Employer contributions	—	826	798	1,209
Settlements	—	(826)	—	—
Benefits paid	(15,722)	(13,020)	(798)	(1,209)
Fair value of plan assets at end of year	$333,212	$320,988	$—	$—

Funded status (recorded in accrued expenses and other liabilities)	$(88,605)	$(55,303)	$(26,280)	$(21,867)

(1)	In 2011, SLC was added as a participating company under the Postretirement Plan and its employees were granted credit for past service for purposes of retiree medical eligibility.

(2)
In 2010, the Qualified Plan amended the basis used in computing lump sum benefits. The Plan formerly used the rate of interest on 30-year Treasury securities, which was subsequently changed to the rate of interest based on the corporate bond yield curve.

(3)
As of November 30, 2011, the pension benefit obligation no longer includes an unfunded supplemental retirement income plan with 4 remaining participants. The consolidated statement of financial condition includes a liability of $67 thousand at November 30, 2011 in accrued expenses and other liabilities related to this plan.

Assumptions. The following table presents the assumptions used to determine benefit obligations:

	Pension		Postretirement
	For the Years Ended November 30,		For the Years Ended November 30,
	2011	2010	2011	2010
Discount rate	5.07%	5.64%	5.07%	5.64%
The following table presents the assumptions used to determine net periodic benefit cost:

	Pension			Postretirement
	For the Years Ended November 30,			For the Years Ended November 30,
	2011	2010	2009	2011	2010	2009
Discount rate	5.64%	5.92%	8.08%	5.64%	5.92%	8.08%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%	N/A	N/A	N/A
Rate of future compensation increases	N/A	N/A	N/A	N/A	N/A	N/A

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
The following table presents assumed health care cost trend rates used to determine the postretirement benefit obligations:

	For the Years Ended November 30,
	2011	2010
Health care cost trend rate assumed for next year:
Medical	6.90%-7.60%	7.00%-7.70%
Prescription	8.80%	9.20%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027
       Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plans. As of November 30, 2011, a one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost	$10	$(10)
Effect on postretirement benefit obligations	$266	$(235)
Qualified Plan Assets. The targeted asset allocation for 2012 by asset class was 35%, 64% and 1% for equity securities, fixed income securities and other investments, respectively. The actual asset allocation for the Qualified Plan at November 30, 2010 was 36% for equity securities, 64% for fixed income securities and 0% for other investments.
The Discover Financial Services Retirement Plan Investment Committee (the “Investment Committee”) determined the asset allocation targets for the Qualified Plan based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics and related risk factors. Other relevant factors, including industry practices and long-term historical and prospective capital market returns were considered as well.
The Qualified Plan return objectives provide long-term measures for monitoring the investment performance against growth in the pension obligations. The overall allocation is expected to help protect the Qualified Plan's funded status while generating sufficiently stable real returns (net of inflation) to help cover current and future benefit payments. Total Qualified Plan portfolio performance is assessed by comparing actual returns a target index consisting of with relevant benchmarks, such as the by Standard & Poor's (“S&P”) 500 Index, the Russell 2000 Index, the MSCI EAFE Index, a custom fixed index, and the U.S. 90-day Treasury bill.
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
The asset mix of the Qualified Plan is reviewed by the Investment Committee on a regular basis. When asset class exposure reaches a minimum or maximum level, an asset allocation review process is initiated and the portfolio is rebalanced back to target allocation levels, if the Investment Committee deems such action appropriate.

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

	For the Year Ended November 30, 2011
	Level 1	Level 2	Level 3	Total	Net Asset Allocation
Assets
Cash and cash equivalents	$4,648	$—	$—	$4,648	1%
Fixed income securities - U.S. treasuries	65,460	—	—	65,460	20%
Fixed income securities - corporate debt	—	158,847	—	158,847	48%
Futures contracts	10	—	—	10	—%
Registered Investment Company - International equity fund	19,373	—	—	19,373	6%
Common Collective Trusts:
International equity fund	—	17,592	—	17,592	5%
Domestic large cap equity fund	—	57,353	—	57,353	17%
Domestic small cap equity fund	—	10,153	—	10,153	3%
Total assets	89,491	243,945	—	333,436	100%
Liabilities
Futures contracts	224	—	—	224	—%
Total liabilities	224	—	—	224	—%
Net assets	$89,267	$243,945	$—	$333,212	100%

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended November 30, 2011 and 2010.

	For the Year Ended November 30, 2010
	Level 1	Level 2	Level 3	Total	Net Asset Allocation
Long-duration U.S fixed income fund	$—	$205,695	$—	$205,695	64%
Registered Investment Company - International equity fund	19,400	—	—	19,400	6%
Common Collective Trusts:
International equity fund	—	18,062	—	18,062	6%
Domestic large cap equity fund	—	68,624	—	68,624	21%
Domestic small cap equity fund	—	9,207	—	9,207	3%
Total	$19,400	$301,588	$—	$320,988	100%
The investments that are categorized as Level 2 assets primarily consist of fixed income securities, common collective trusts and a group annuity contract consisting of a domestic equity fund and a stable value product. The common collective trusts and the domestic equity fund are public investment vehicles valued using the Net Asset Value (“NAV”) provided by the administrator of the fund. The NAV is quoted on a private market that is not active; however, the unit price is based on underlying investments that are traded on an active market. The fair value of the stable value product is calculated as the present value of future cash flows.

Cash Flows. The Company expects to contribute approximately $1.3 million to its postretirement benefit plans for 2012.
Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five years and in aggregate for the years thereafter are as follows (dollars in thousands):

	Pension	Postretirement
2012	$12,514	$1,343
2013	$12,881	$1,494
2014	$13,411	$1,648
2015	$13,820	$1,792
2016	$14,582	$1,932
Following five years thereafter	$89,801	$11,968
Discover 401(k) Awards. Under the Discover 401(k) Plan, eligible U.S. employees of the Company receive 401(k) matching contributions. Effective January 1, 2009, eligible employees also receive fixed employer contributions and, if eligible, employer transition credit contributions. The pretax expense associated with the 401(k) match for the years ended November 30, 2011, 2010 and 2009 was $37.5 million, $31.7 million, and $33.7 million, respectively.

14.	Common and Preferred Stock
Stock Repurchase Program
On June 15, 2011, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $1 billion of our outstanding shares of common stock. This share repurchase program expires on June 14, 2013 and may be terminated at any time. For the year ended November 30, 2011, the Company repurchased 18,025,119 shares for $425 million.
Senior Preferred Stock and Warrant
On March 13, 2009, the Company issued and sold to the United States Department of the Treasury (the “U.S. Treasury”) under the Capital Purchase Program (i) 1,224,558 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “senior preferred stock”) and (ii) a ten-year warrant to purchase 20,500,413 shares of the Company's common stock, par value $0.01 per share, (the “warrant”) for an aggregate purchase price of $1.225 billion. Of the aggregate amount of $1.225 billion received, approximately $1.15 billion was attributable to the senior preferred stock and approximately $75 million was attributable to the warrant, based on the relative fair values of these instruments on the date of issuance. The value of the warrant was initially scheduled to accrete over a period of five years through a reduction to retained earnings on an effective yield basis.
On April 21, 2010, the Company completed the repurchase of all the outstanding shares of the senior preferred stock for $1.2 billion, at which time the Company also accelerated the accretion of the remaining discount on the senior preferred stock of $61 million. On July 7, 2010, the Company repurchased the warrant from the U.S Treasury for $172 million.

Common Stock Issuance
During the year ended November 30, 2009, the Company raised approximately $534 million in capital through the issuance of 60,054,055 shares of common stock, par value of $0.01, at a public offering price of $9.25 per share ($8.89 per share, net of underwriter discounts and commissions). This included 6,000,000 shares sold pursuant to the over-allotment option granted to the underwriters.

15.	Changes in Accumulated Other Comprehensive Income (Loss)
Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension and Other Post Retirement Benefits	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at November 30, 2008	$(53,219)	$(13,119)	$—	$(66,338)
Net unrealized losses on investment securities, net of tax benefit of $5,594 (1)	(8,527)	—	—	(8,527)
Pension liability adjustment, net of tax benefit of $46,335 (2)	—	(79,953)	—	(79,953)
Balance at November 30, 2009	(61,746)	(93,072)	—	(154,818)
Adoption of ASC 810 (FASB Statement No. 167), net of tax expense of $46,470	78,561	—	—	78,561
Net unrealized losses on investment securities, net of tax benefit of $2,493 (1)	(4,213)	—	—	(4,213)
Net unrealized gain reversed upon the liquidation of an investment security, net of tax benefit of $2,774 (1)	(4,681)	—	—	(4,681)
Pension liability adjustment, net of tax (2)	—	78	—	78
Unrealized gains on cash flow hedges, net of tax expense of $1,497 (3)	—	—	2,525	2,525
Balance at November 30, 2010	7,921	(92,994)	2,525	(82,548)
Net unrealized gains on investment securities, net of tax expense of $28,315 (1)	46,967	—	—	46,967
Pension liability adjustment, net of tax benefit of $12,465(2)	—	(20,578)	—	(20,578)
Unrealized gains on cash flow hedges, net of tax expense of $2,701 (3)	—	—	4,480	4,480
Balance at November 30, 2011	$54,888	$(113,572)	$7,005	$(51,679)

(1)	Represents the difference between the fair value and amortized cost of available-for-sale investment securities.

(2)	Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation.

(3)	Represents unrealized gains (losses) related to effective portion of cash flow hedges.

16.	Other Income and Other Expense
Income from fee products includes the following components (dollars in thousands):

	For the Years Ended November 30,
	2011	2010 (1)	2009
Payment protection	$241,334	$234,158	$125,621
Identity theft protection	101,709	99,873	92,557
Other fee products	85,150	78,466	76,888
Total fee products	$428,193	$412,497	$295,066

(1)
The amounts at November 30, 2011 and 2010 include income from securitized loans as a result of the consolidation of the securitization trusts upon adoption of Statement No. 167 on December 1, 2009. See Note 2: Change in Accounting Principle for more information.

Total other income includes the following components (dollars in thousands):

	For the Years Ended November 30,
	2011	2010	2009
Royalty and licensee revenue	$72,003	$70,645	$72,636
Transition service agreement revenue	26,588	—	—
Gain from sales of merchant contracts	10,526	13,688	17,511
Adjustments related to loans sold and held for sale	4,675	(23,307)	—
Other income	48,644	28,782	48,655
Total other income	$162,436	$89,808	$138,802
Total other expense includes the following components (dollars in thousands):

	For the Years Ended November 30,
	2011	2010	2009
Postage	$82,441	$82,951	$92,914
Fraud losses	72,197	43,948	58,383
Supplies	22,686	19,852	23,313
Credit related inquiry fees	16,631	14,218	16,923
Other expense	145,238	84,928	142,300
Total other expense	$339,193	$245,897	$333,833

17.	Income Taxes
Income tax expense consisted of the following (dollars in thousands):

	For the Year Ended November 30,
	2011	2010	2009
Current:
U.S. federal	$931,207	$320,739	$759,683
U.S. state and local	117,526	68,313	143,610
International	3,790	2,438	3,415
Total	1,052,523	391,490	906,708
Deferred:
U.S. federal	227,912	107,720	(50,110)
U.S. state and local	4,094	4,861	(11,612)
International	7	—	(273)
Total	232,013	112,581	(61,995)
Income tax expense	$1,284,536	$504,071	$844,713
The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Year Ended November 30,
	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes and other income taxes, net of U.S. federal income tax benefits	2.4	4.1	4.1
Valuation allowance - capital loss	(0.6)	—	1.1
Other	(0.2)	0.6	(0.4)
Effective income tax rate	36.6%	39.7%	39.8%

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

	November 30,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$829,336	$1,264,069
Compensation and benefits	90,028	67,263
Customer fees and rewards	323,660	126,197
State income taxes	62,131	75,503
Other	82,080	76,030
Total deferred tax assets before valuation allowance	1,387,235	1,609,062
Valuation allowance	—	(22,876)
Total deferred tax assets (net of valuation allowance)	1,387,235	1,586,186
Deferred tax liabilities:
Depreciation and software amortization	(61,138)	(41,550)
Unearned income	(40,018)	(33,386)
Other	(68,149)	(42,045)
Total deferred tax liabilities	(169,305)	(116,981)
Net deferred tax assets	$1,217,930	$1,469,205

Included in other deferred tax assets at November 30, 2011, is a $62.6 million capital loss carryforward for U.S. federal income tax purposes with a tax benefit of $21.9 million that expires in 2013 and capital loss carryforwards for state purposes with a tax benefit of $1.0 million that expire between 2013 and 2023. These deferred tax assets were created in connection with the sale of the Goldfish business in March 2008. In 2009, the Company concluded there was no prudent or feasible tax planning strategy that would allow it to realize the benefits of substantially all the federal and state capital losses within the carryforward period. As a result, in 2009 the Company recorded a full valuation allowance against these deferred tax assets. In 2011, the Company released the valuation allowance previously recorded as a tax benefit arising from the sale of the Goldfish business unit since a viable tax planning strategy has been identified that will allow the Company to utilize the Goldfish capital loss.
A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in thousands):

	For the Years Ended November 30,
	2011	2010	2009
Balance at beginning of period	$373,255	$305,721	$285,619
Additions:
Current year tax positions	73,941	10,016	41,943
Prior year tax positions	154,007	134,420	32,089
Reductions:
Prior year tax positions	(83,289)	(68,843)	(19,719)
Settlements with taxing authorities	(9,129)	(6,786)	(32,508)
Expired statute of limitations	(1,881)	(1,273)	(1,703)
Balance at end of period (1)	$506,904	$373,255	$305,721

(1)
At November 30, 2011, 2010 and 2009, amounts included $97.1 million, $100.2 million and $81.9 million, respectively, of unrecognized tax benefits, which, if recognized, would favorably affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense, consistent with its policy prior to the adoption of FASB Interpretation No. 48, codified as ASC 740-10-25. Interest and penalties related to unrecognized tax benefits increased by $10.6 million to $78.9 million for the year ended November 30, 2011 as compared to the year ended November 30, 2010 and increased by $29.8 million to $68.3 million for the year ended November 30, 2010 as compared to the year ended November 30, 2009. The changes primarily relate to the revaluation of existing federal and state taxes.
The Company is under continuous examination by the IRS and the tax authorities for various states. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1999 through the short period June 30, 2007 when Discover was a subsidiary of Morgan Stanley. The Company has been notified by the IRS that the years 2008 through 2010, which are after Discover spun off from Morgan Stanley, are going to be audited. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years' examinations. As part of its audit of 1999 through 2005, the IRS has proposed additional tax assessments. In August 2010, the Company filed an appeal with the IRS to protest the proposed adjustments. The Company does not anticipate that a resolution of this matter will occur within the next twelve months as it is in the preliminary stage. Due to uncertainty of the outcome of the appeal, the Company is unable to determine if the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. However, the Company believes that its reserve is sufficient to cover any penalties and interest that would result in an increase in federal taxes due.

18.	Earnings Per Share
The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	For the Year Ended November 30,
	2011	2010	2009
Numerator:
Net income	$2,226,708	$764,788	$1,276,185
Preferred stock dividends	—	(23,811)	(43,880)
Preferred stock accretion	—	(66,492)	(9,375)
Net income available to common stockholders	2,226,708	674,485	1,222,930
Income allocated to participating securities	(24,949)	(6,547)	(15,965)
Net income allocated to common stockholders	$2,201,759	$667,938	$1,206,965
Denominator:
Weighted average shares of common stock outstanding	541,813	544,058	504,550
Effect of dilutive common stock equivalents	813	4,702	3,357
Weighted average shares of common stock outstanding and common stock equivalents	542,626	548,760	507,907
Basic earnings per share	$4.06	$1.23	$2.39
Diluted earnings per share	$4.06	$1.22	$2.38
The following securities were considered anti-dilutive and therefore were excluded from the denominator in the computation of diluted EPS (shares in thousands):

	For the Year Ended November 30,
	2011	2010	2009
Unexercised stock options	367	3,398	4,385
Unexercised restricted stock units	—	—	32

19.	Capital Adequacy
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of November 30, 2011, the Company and the Bank met all capital adequacy requirements to which they were subject.
Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of November 30, 2011, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.
The following table shows the actual capital amounts and ratios of the Company and the Bank as of November 30, 2011 and November 30, 2010 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
November 30, 2011
Total capital (to risk-weighted assets)
Discover Financial Services	$9,808,660	16.5%	$4,764,887	≥8.0%	$5,956,109	≥10.0%
Discover Bank	$8,671,391	14.8%	$4,693,645	≥8.0%	$5,867,056	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$7,850,451	13.2%	$2,382,444	≥4.0%	$3,573,665	≥6.0%
Discover Bank	$6,724,176	11.5%	$2,346,822	≥4.0%	$3,520,234	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$7,850,451	11.5%	$2,729,480	≥4.0%	$3,411,851	≥5.0%
Discover Bank	$6,724,176	10.0%	$2,690,135	≥4.0%	$3,362,668	≥5.0%
November 30, 2010
Total capital (to risk-weighted assets)
Discover Financial Services	$7,946,619	15.9%	$3,989,689	≥8.0%	$4,987,111	≥10.0%
Discover Bank	$7,817,205	15.9%	$3,923,344	≥8.0%	$4,904,180	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$6,095,000	12.2%	$1,994,844	≥4.0%	$2,992,266	≥6.0%
Discover Bank	$5,975,824	12.2%	$1,961,672	≥4.0%	$2,942,508	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$6,095,000	9.9%	$2,464,324	≥4.0%	$3,080,406	≥5.0%
Discover Bank	$5,975,824	9.8%	$2,431,610	≥4.0%	$3,039,512	≥5.0%

The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. In the years ended November 30, 2011 and 2010 Discover Bank paid dividends of $1.4 billion and $125 million respectively, to the Company. There were no dividends paid by Discover Bank in 2009.

20.	Commitments, Contingencies and Guarantees
Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2022. At November 30, 2011, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in thousands):

	Capitalized Leases	Operating Leases
2012	$508	$10,025
2013	508	9,594
2014	508	8,307
2015	489	7,312
2016	179	7,105
Thereafter	—	15,216
Total minimum lease payments	2,192	$57,559
Less: Amount representing interest	205
Present value of net minimum lease payments	$1,987
Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense under operating lease agreements, which considers contractual escalations, was $16.2 million, $14.2 million and $15.0 million for the years ended November 30, 2011, 2010 and 2009, respectively.
Unused commitments to extend credit. At November 30, 2011, the Company had unused commitments to extend credit for consumer loans and commercial loans of approximately $163 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other consumer loan products, provided there is no violation of conditions in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
Commitments to purchase private student loans. Prior to its acquisition by Discover Bank on December 31, 2010, SLC had an agreement with Citibank providing for the origination and servicing of private student loans. Citibank would originate and fund such loans and, after final disbursement, SLC would purchase the loans from Citibank. This agreement between SLC and Citibank was terminated on December 31, 2010, at which time Discover Bank entered into an agreement with Citibank to purchase (i) eligible private student loans originated by Citibank prior to December 31, 2010 and (ii) any private student loans originated by Citibank on or after December 31, 2010 under a new loan origination agreement entered into between Citibank and SLC on December 31, 2010. Discover Bank has agreed to purchase the loans at the funded amount (plus accrued interest and less any capitalized fees for any loans first funded prior to December 31, 2010) and, for any loans first funded by Citibank on December 31, 2010 or later, pay a premium equal to 0.125%. Discover Bank completed the first purchase of loan participations under this agreement on January 3, 2011. The agreement has been amended to extend to December 31, 2012, and was effective upon the closing of Discover Bank's purchase of private student loans from Citibank on September 30, 2011. Although the agreement does not set forth a minimum or maximum amount of loans to be purchased, Discover Bank must purchase all eligible loans originated by Citibank, which the Company estimates to be $1.0 billion to $1.5 billion over the life of the agreement, as amended. As of November 30, 2011, Discover Bank had an outstanding commitment to purchase $170 million of loans under this agreement.
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

November 30, 2011
Diners Club:
Merchant guarantee (in millions)	$255
PULSE:
ATM guarantee (in thousands)	$1,077
With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of November 30, 2011, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of November 30, 2011, the Company had not recorded any contingent liability in the consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.
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
The table below summarizes certain information regarding merchant chargebacks guarantees:

	For the Year Ended November 30,
	2011	2010	2009
Losses related to merchant chargebacks (in thousands)	$1,585	$2,331	$5,836
Aggregate sales transaction volume (in millions)(1)	$108,225	$99,838	$93,257

(1)	Represents period transactions processed on the Discover Network to which a potential liability exists which, in aggregate, can differ from credit card sales volume.
The Company has not recorded any contingent liability in the consolidated financial statements for merchant chargeback guarantees on November 30, 2011 and November 30, 2010. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts, and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition (dollars in thousands):

	November 30, 2011	November 30, 2010
Settlement withholdings and escrow deposits	$24,297	$30,483

21.	Litigation and Regulatory Matters
In the normal course of business, from time to time, the Company has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company contests liability and/or the amount of damages as appropriate in each pending matter. In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is up to $100 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, takes into account the Company’s best estimate of such losses for those matters for which an estimate can be made, and does not represent the Company’s maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate. Moreover, the Company has been notified of a threatened enforcement action brought by the FDIC and the Consumer Financial Protection Bureau ("CFPB") discussed below. As to that matter, which is not included in the estimate discussed above, the Company is not able to estimate a reasonably possible range of losses given that, among other factors, the CFPB is a new agency for which no precedent has been established for enforcement matters. The exposure to loss for this matter could materially exceed the estimate discussed above, which could have a material adverse impact on the Company's near-term net income; however, the Company does not believe it would have a material adverse impact on the Company's consolidated capital position.

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
The Company has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and the Company’s exposure to, litigation, but there can be no assurance that the Company will continue to be successful in enforcing its arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause the Company to discontinue their use. In addition, there are bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses and the Reform Act authorized the CFPB to limit or ban pre-dispute arbitration clauses. Further, the Company is involved in pending legal actions challenging its arbitration clause.
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, accounting, tax and operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings or other relief, which could materially impact the Company's financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. For example, the Company received a notice of proposed assessment from the IRS related to its audit of the Company’s 1999-2005 tax years as further discussed in Note 17: Income Taxes.
In addition, as previously disclosed, the FDIC has been reviewing Discover Bank's marketing practices with respect to its fee-based products, including its payment protection fee product. The FDIC and the CFPB have notified Discover Bank that they plan to take a joint enforcement action against Discover Bank. Before the FDIC's and the CFPB's review began, Discover Bank made changes to both its fee-based products and program, and Discover Bank believes its current business practices substantially address the regulators' concerns. The enforcement action could include civil monetary penalties, significant restitution and additional business practice changes.
There are eight class action cases pending in relation to the sale of the Company’s payment protection fee product. The cases were filed (all in United States District Courts) on: July 8, 2010 in the Northern District of California (Walker, et al. v. DFS, Inc. and Discover Bank; subsequently transferred to the Northern District of Illinois); July 16, 2010 in the Central District of California (Conroy v. Discover Financial Services and Discover Bank); October 22, 2010 in the District of South Carolina (Alexander v. Discover Financial Services, Inc.; DFS Services LLC; Discover Bank; and Morgan Stanley); November 5, 2010 in the Northern District of Illinois (Callahan v. Discover Financial Services, Inc. and Discover Bank); December 17, 2010 in the Western District of Tennessee (Sack v. DFS Services LLC; Discover Financial Services, Inc.; and Discover Bank); January 14, 2011 in the Eastern District of Pennsylvania (Boyce v. DFS Services LLC; Discover Financial Services Inc.; Discover Bank); February 15, 2011 in the Southern District of Florida (Triplett v. Discover Financial Services, Inc., DFS Financial Services LLC, Discover Bank and Morgan Stanley); and March 7, 2011 in the Eastern District of Pennsylvania (Carter v. Discover Financial Services, Inc., DFS Financial Services LLC, Discover Bank, Morgan Stanley et al.). All of the cases have been transferred to the U.S. District Court for the Northern District of Illinois pursuant to a multi-district litigation order issued by the Joint Panel on Multidistrict Litigation in February 2011. These class actions challenge the Company’s marketing practices with respect to its payment protection fee product to cardmembers under various state laws and the Truth in Lending Act. The plaintiffs seek monetary remedies including unspecified damages and restitution, attorneys’ fees and costs, and various forms of injunctive relief including an order rescinding the payment protection fee product enrollments of all class members. In June 2011, the Company and class counsel entered into a preliminary global settlement of all of the pending class actions. On November 9, 2011, the court granted preliminary approval of the settlement. The settlement encompasses Discover Bank's sale and administration of Discover Payment Protection, Identity Theft Protection, Wallet Protection and Credit Score Tracker. The settlement remains subject to final approval by the court following completion of notice to the settlement class.
On December 6, 2010, the Attorney General for the State of Minnesota filed a lawsuit against the Company in the District Court for Hennepin County, Minnesota (Minnesota v. Discover Financial Services, Discover Bank and DFS Services LLC). The lawsuit challenges the Company’s enrollment of Discover cardmembers in various fee based products under Minnesota law. The remedies sought in the lawsuit include an injunction prohibiting the Company from engaging in the alleged violations, restitution for all persons allegedly injured by the complained of practices, civil penalties and costs. On November 2, 2011, the Company entered into a consent judgment in settlement of this lawsuit.
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

The Company will seek to vigorously defend all claims asserted against it in this matter.
On August 26, 2011, the Attorney General of Missouri issued a request for information to the Company in connection with an investigation to determine whether the Company has engaged in conduct that violates Missouri law in the marketing of its payment protection fee product to its credit card customers. The Company is cooperating with the Attorney General in the investigation.
On November 30, 2011, a class action lawsuit was filed against the Company by a cardmember in the U.S. District Court for the Northern District of California (Walter Bradley et al. v. Discover Financial Services). The plaintiff alleges that the Company contacted him, and members of the class he seeks to represent, on their cellular telephones without their express consent in violation of the Telephone Consumer Protection Act (“TCPA”). Plaintiff seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiff.

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
The following table provides the estimated fair values of financial instruments (dollars in thousands):

	November 30, 2011		November 30, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$2,849,843	$2,849,843	$5,098,733	$5,098,733
Restricted cash	$1,285,820	$1,285,820	$1,363,758	$1,363,758
Other short-term investments	$—	$—	$375,000	$375,000
Investment securities:
Available-for-sale	$6,107,831	$6,107,831	$5,002,579	$5,002,579
Held-to-maturity	$98,222	$96,042	$72,816	$70,195
Net loan receivables	$55,131,739	$56,132,696	$45,532,295	$45,835,543
Derivative financial instruments	$63,576	$63,576	$4,995	$4,995
Financial Liabilities
Deposits	$39,577,462	$40,329,406	$34,413,383	$35,500,526
Short-term borrowings	$50,000	$50,000	$—	$—
Long-term borrowings—owed to securitization investors	$15,842,512	$16,229,283	$14,919,400	$15,148,534
Other long-term borrowings	$2,444,666	$2,642,972	$2,786,328	$3,118,967
Derivative financial instruments	$448	$448	$6,594	$6,594
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
Available-for-sale investment securities. Investment securities classified as available-for-sale consist of credit card asset-

backed securities issued by other financial institutions, U.S. Treasury and government agency securities, and corporate debt securities. The fair value for the U.S. Treasury and government agency securities are valued based on quoted market prices for the same or similar securities. The fair value estimation techniques for the credit card asset-backed securities issued by other financial institutions and corporate debt securities are discussed below.
Held-to-maturity investment securities. Held-to-maturity investment securities are generally valued based on quoted market prices for the same or similar securities.
Net loan receivables. The Company’s loan receivables are comprised of credit card and installment loans, including the PCI student loans. To estimate the fair value of loan receivables, loans are aggregated into pools of similar loan types, characteristics and expected repayment terms. The fair values of all loan receivables are estimated by discounting expected future cash flows using rates at which similar loans could be made under current market conditions.
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

Disclosures concerning assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)	Total
Balance at November 30, 2011
Assets
U.S Treasury securities	$2,563,250	$—	$—	$2,563,250
U.S government agency securities	2,795,223	—	—	2,795,223
Credit card asset-backed securities of other issuers	—	299,889	—	299,889
Corporate debt securities	—	449,469	—	449,469
Equity securities	—	—	—	—
Available-for-sale investment securities	$5,358,473	$749,358	$—	$6,107,831
Derivative financial instruments	$—	$63,576	$—	$63,576
Liabilities
Derivative financial instruments	$—	$448	$—	$448
Balance at November 30, 2010
Assets
U.S Treasury securities	$1,574,853	$—	$—	$1,574,853
U.S government agency securities	1,888,701	—	—	1,888,701
Credit card asset-backed securities of other issuers	—	1,031,112	—	1,031,112
Corporate debt securities	—	507,896	—	507,896
Equity securities	—	—	17	17
Available-for-sale investment securities	$3,463,554	$1,539,008	$17	$5,002,579
Derivative financial instruments	$—	$4,995	$—	$4,995
Liabilities
Derivative financial instruments	$—	$6,594	$—	$6,594

(1)	There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended November 30, 2011 and 2010.
At November 30, 2011, amounts reported in credit card asset-backed securities issued by other institutions reflected senior-rated Class A securities having a par value of $255.2 million and more junior-rated Class B and Class C securities with par values of $22.0 million and $22.3 million, respectively. The Class A securities had a weighted-average coupon of 0.78% and a weighted-average remaining maturity of 11.8 months, the Class B, 0.55% and 16.9 months, respectively, and the Class C, 0.67% and 7.6 months, respectively. The assets underlying these securities are predominantly prime general-purpose credit card loan receivables. Amounts reported in corporate debt securities reflected AAA-rated corporate debt obligations issued under the Temporary Liquidity Guarantee Program (“TLGP”) that are guaranteed by the FDIC with a par value of $445.0 million, a weighted-average coupon of 2.35% and a weighted-average remaining maturity of 6.2 months.
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
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in thousands)

For the Year Ended November 30, 2011	Balance at November 30, 2010	Total Realized and Unrealized Gains (Losses)	Sales	Net Transfers Into and/ or (Out of) Level 3	Balance at November 30, 2011	Change in unrealized gains (losses) related to financial instruments held at November 30, 2011
Assets
Equity securities	$17	$144	$(161)	$—	$—	$—
Available-for-sale investment securities	$17	$144	$(161)	$—	$—	$—

For the Year Ended November 30, 2010	Balance at November 30, 2009	Derecognition of assets upon adoption of Statement No. 167	Total Realized and Unrealized Gains (Losses)	Sales	Net Transfers Into and/ or (Out of) Level 3		Balance at November 30, 2010	Change in unrealized gains (losses) related to financial instruments held at November 30, 2010
Assets
Certificated retained interest in DCENT	$2,204,969	$(2,204,969)	$—	$—	$—		$—	$—
Credit card asset-backed securities of other issuers	381,705	—	—	—	(381,705)	(2)	—	—
Asset-backed commercial paper notes	58,792	—	12,101 (1)	(70,893)	—		—	—
Equity securities	—	—	—	—	17		17	—
Available-for-sale investment securities	$2,645,466	$(2,204,969)	$12,101	$(70,893)	$(381,688)		$17	$—
Cash collateral accounts	$822,585	$(822,585)	$—	$—	$—		$—	$—
Interest-only strip receivable	117,579	(117,579)	—	—	—		—	—
Amounts due from asset securitization	$940,164	$(940,164)	$—	$—	$—		$—	$—

(1)	Reflects unrealized pretax gains recorded in other comprehensive income in the consolidated statement of financial condition.

(2)
During the first quarter of 2010, the Company reclassified $382 million of credit card asset-backed securities of other issuers from Level 3 to Level 2, as the valuation of these securities could be supported with observable inputs due to higher levels of market activity on these securities than had occurred in recent quarters.

The following are the amounts recognized in earnings and other comprehensive income related to assets categorized as Level 3 during the respective periods (in thousands):

	For the Years Ended November 30,
	2011	2010	2009
Interest income – interest accretion	$—	$—	$15,569
Other income – gain (loss) on investment securities	146	19,556	(2,837)
Securitization income – net revaluation of retained interests	—	—	(160,087)
Amount recorded in earnings	146	19,556	(147,355)
Unrealized (losses) recorded in other comprehensive income, pre-tax	(2)	(7,455)	(14,909)
Total realized and unrealized gains (losses)	$144	$12,101	$(162,264)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the years ended November 30, 2011 and 2010, the Company had no impairments related to these assets. Fair value adjustments for loans held for sale are periodically recorded in other income in the consolidated statements of income. During the years ended November 30, 2011 and 2010, the Company recorded a gain of $5.0 million and a loss of $28.1 million, respectively, related to loans held for sale.
As of November 30, 2011, the Company had not made any fair value elections with respect to any of its eligible assets and liabilities as permitted under ASC 825-10-25.

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
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at November 30, 2011 will be reclassified to interest income as interest payments are received on certain of the Company's floating rate credit card loan receivables. During the next 12 months, the Company estimates it will reclassify to earnings $6.8 million of pretax gains related to its derivatives designated as cash flow hedges.
Fair Value Hedges. The Company is exposed to changes in fair value of certain of its fixed rate debt obligations due to changes in interest rates. During the year ended November 30, 2011, the Company used interest rate swaps to manage its exposure to changes in fair value of certain fixed rate senior notes and interest-bearing brokered deposits attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. The interest rate swaps involve the receipt of fixed rate amounts from the respective counterparties in exchange for the Company making payments of variable rate amounts over the life of the agreements without exchange of the underlying notional amounts. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged fixed rate senior notes and interest-bearing brokered deposits relating to the risk being hedged were recorded in interest expense and provided substantial offset to one another. Ineffectiveness related to these fair value hedges was recorded in interest expense. Any basis differences between the fair value and the carrying amount of the hedged fixed rate senior notes and interest-bearing brokered deposits at the inception of the hedging relationship is amortized and recorded in interest expense.
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
The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the statement of financial condition each is reported as of November 30, 2011 and 2010. See Note 22: Fair Value Disclosures for a description of the valuation methodologies of derivatives. (In thousands, except number of transactions):

	November 30, 2011				November 30, 2010
			Balance Sheet Location			Balance Sheet Location
	Notional Amount	Number of Transactions	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps—Cash Flow hedge	$2,000,000	8	$12,191	$—	$2,000,000	$4,989	$—
Interest rate swaps—Fair Value hedge	$2,338,276	113	$44,171	$279	$400,000	$—	$6,587
Derivatives not designated as hedges:
Foreign exchange forward contracts(1)	$21,453	3	$—	$169	$7,800	$6	$7
Interest rate swap	$1,294,932	1	$7,214	$—	$—	$—	$—

(1)	The foreign exchange forward contracts have notional amounts of EUR 14 million and GBP 1.7 million as of November 30, 2011 and EUR 4.0 million and GBP 1.7 million as of November 30, 2010.
The following table summarizes the impact of the derivative instruments on income, and indicates where within the consolidated statements of income such impact is reported for the years ended November 30, 2011 and 2010 (dollars in thousands):

		For the Year Ended November 30,
	Location	2011	2010
Derivatives designated as hedges:
Interest Rate Swaps—Cash Flow Hedges:
Gain (loss) recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$7,181	$4,022
Total gains (losses) recognized in other comprehensive income		$7,181	$4,022
Amount reclassified from other comprehensive income into income	Interest Income	$7,508	$2,297
Interest Rate Swaps—Fair Value Hedges:
Interest expense—ineffectiveness		36,708	(8,585)
Interest expense—other		13,048	745
Gain (loss) on interest rate swaps	Interest Expense	49,756	(7,840)
Interest expense—ineffectiveness		(30,317)	8,648
Interest expense—other		(6,423)	(831)
Gain (loss) on hedged Item	Interest Expense	(36,740)	7,817
Total gains (losses) recognized in income		$20,524	$2,274
Derivatives not designated as hedges:
Gain (loss) on forward contracts	Other Income	$176	$295
Gain (loss) on interest rate swaps	Other Income	(5,099)	6
Total gains (losses) on derivatives not designated as hedges recognized in income		$(4,923)	$301

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
As of November 30, 2011, the Company had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At November 30, 2011, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced to below investment grade, the Company would be required to post collateral, which would have been $66 million as of November 30, 2011.
As of November 30, 2011, the Company had interest rate swaps in a net asset position with all of its counterparties, inclusive of accrued interest. If the Company had breached any provisions of the derivative agreements, there would have been no obligation to settle termination values since none of the derivative agreements were in net liability positions as of November 30, 2011.
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

The following tables present segment data on a GAAP basis for the years ended November 30, 2011, 2010 and on a managed basis with a reconciliation to a GAAP presentation for the year ended November 30, 2009 (dollars in thousands):

For the Year Ended	Direct Banking	Payment Services	Total
November 30, 2011
Interest income
Credit card	$5,654,088	$—	$5,654,088
Private student loans	115,307	—	115,307
PCI student loans	225,096	—	225,096
Personal loans	266,081	—	266,081
Other	84,529	38	84,567
Total interest income	6,345,101	38	6,345,139
Interest expense	1,484,335	217	1,484,552
Net interest income (expense)	4,860,766	(179)	4,860,587
Provision for loan losses	1,013,350	—	1,013,350
Other income	1,907,322	297,852	2,205,174
Other expense	2,409,584	131,583	2,541,167
Income before income tax expense	$3,345,154	$166,090	$3,511,244
November 30, 2010
Interest income
Credit card	$5,836,002	$—	$5,836,002
Private student loans	47,518	—	47,518
Personal loans	181,652	—	181,652
Other	81,027	19	81,046
Total interest income	6,146,199	19	6,146,218
Interest expense	1,582,745	243	1,582,988
Net interest income (expense)	4,563,454	(224)	4,563,230
Provision for loan losses	3,206,705	—	3,206,705
Other income	1,827,414	267,585	2,094,999
Other expense	2,056,685	125,980	2,182,665
Income (loss) before income tax expense	$1,127,478	$141,381	$1,268,859

	Managed Basis				GAAP Basis
	Direct Banking	Payment Services	Total	Securitization Adjustment(1)	Total
November 30, 2009
Interest income
Credit card	$6,151,759	$—	$6,151,759	$(3,315,992)	$2,835,767
Private student loans	25,906	—	25,906	—	25,906
Personal loans	139,247	—	139,247	—	139,247
Other	143,062	1,098	144,160	—	144,160
Total interest income	6,459,974	1,098	6,461,072	(3,315,992)	3,145,080
Interest expense	1,648,198	222	1,648,420	(397,136)	1,251,284
Net interest income (expense)	4,811,776	876	4,812,652	(2,918,856)	1,893,796
Provision for loan losses	4,358,341	—	4,358,341	(1,995,936)	2,362,405
Other income(2)	3,677,881	239,794	3,917,675	922,920	4,840,595
Other expense	2,116,962	134,126	2,251,088	—	2,251,088
Income (loss) before income tax expense	$2,014,354	$106,544	$2,120,898	$—	$2,120,898

(1)
Reflects the effect of loan securitizations by recharacterizing as securitization income the portions of the following items that relate to the securitized loans: interest income, interest expense, provision for loan losses, discount and interchange revenue and loan fee revenues. Securitization income is reported in other income. See further discussion of securitization adjustments in "Management's Discussion and Analysis - Reconciliations of GAAP to Non-GAAP As-Adjusted Data."

(2)
The Direct Banking segment includes income of $1.9 billion related to the Visa and MasterCard antitrust litigation settlement. See further discussion of settlement in "Management's Discussion and Analysis - Reconciliations of GAAP to Non-GAAP As-Adjusted Data."

25.	Related Party Transactions
In the ordinary course of business, the Company offers consumer loan products to its directors, executive officers and certain members of their families. These products are offered on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties, and these receivables are included in the loan receivables in the Company's consolidated statements of financial condition. They were not material to the Company's financial position or results of operations.

26.	Parent Company Condensed Financial Information
          The following Parent Company financial statements are provided in accordance with SEC Regulation S-X, which requires all issuers or guarantors of registered securities to include separate annual financial statements.

Discover Financial Services
(Parent Company Only)
Condensed Statements of Financial Condition

	November 30,
	2011	2010
	(dollars in thousands)
Assets:
Cash and cash equivalents	$575	$367
Notes receivable from subsidiaries	1,765,494	764,626
Investments in subsidiaries	7,306,829	6,372,290
Other assets	225,938	347,512
Total assets	$9,298,836	$7,484,795

Liabilities and Stockholders' Equity:
Non-interest bearing deposit accounts	$3,188	$2,543
Interest bearing deposit accounts	16,720	—
Total deposits	19,908	2,543
Other long-term borrowings	809,404	791,579
Accrued expenses and other liabilities	227,313	233,827
Total liabilities	1,056,625	1,027,949
Stockholders' equity	8,242,211	6,456,846
Total liabilities and stockholders' equity	$9,298,836	$7,484,795

Discover Financial Services
(Parent Company Only)
Condensed Statements of Income

	For the Years Ended November 30,
	2011	2010	2009
	(dollars in thousands)
Interest income	$23,154	$28,948	$53,696
Interest expense	60,730	69,598	49,324
Net interest income	(37,576)	(40,650)	4,372
Dividends from subsidiaries	1,375,000	132,500	—
Antitrust litigation settlement	—	—	1,153,936
Other income	2,150	27,605	(497)
Total income	1,339,574	119,455	1,157,811
Other expense
Employee compensation and benefits	1,989	23,879	30,121
Marketing and business development	15	251	134
Information processing and communications	34	511	125
Professional fees	(355)	8,932	8,025
Premises and equipment	192	3,095	3,051
Other	2,057	(37,089)	29,309
Total other expense (benefit)	3,932	(421)	70,765
Income before income tax benefit (expense) and equity in undistributed net income of subsidiaries	1,335,642	119,876	1,087,046
Income tax benefit (expense)	16,131	9,070	(420,641)
Equity in undistributed net income of subsidiaries	874,935	635,842	609,780
Net income	$2,226,708	$764,788	$1,276,185

Discover Financial Services
(Parent Company Only)
Condensed Statements of Cash Flows

	For the Years Ended November 30,
	2011	2010	2009
	(dollars in thousands)
Cash flows from operating activities
Net income	$2,226,708	$764,788	$1,276,185
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges included in net income:
Equity in undistributed net income of subsidiaries	(874,935)	(635,842)	(609,780)
Stock-based compensation expense	43,777	37,081	44,249
Deferred income taxes	18,490	12,032	(31,699)
Depreciation and amortization	82	82	85
Changes in assets and liabilities:
(Increase) decrease in other assets	(8,065)	(6,644)	1,864
(Decrease) increase in other liabilities and accrued expenses	(16,088)	(7,575)	65,287
Net cash provided by operating activities	1,389,969	163,922	746,191

Cash flows from investing activities
Increase in investment in subsidiaries	(8,151)	(275,000)	(1,233,958)
(Increase) decrease in loans to subsidiaries	(877,252)	1,080,576	(463,591)
Maturities of investment securities	—	—	4,032
Decrease (increase) in restricted cash - special dividend escrow	—	643,311	(643,311)
Net cash (used for) provided by investing activities	(885,403)	1,448,887	(2,336,828)

Cash flows from financing activities
Proceeds from issuance of long-term borrowings and bank notes	—	—	400,000
Maturity of long-term borrowings	—	(400,000)	—
Proceeds from issuance of preferred stock and warrants	—	—	1,224,558
Redemption of preferred stock	—	(1,224,558)	—
Repurchase of stock warrant	—	(172,000)	—
Proceeds from issuance of common stock	22,646	1,323	533,822
Purchases of treasury stock	(434,796)	(8,241)	(11,385)
Net increase (decrease) in deposits	17,365	859	(6,319)
Dividend paid to Morgan Stanley	—	(775,000)	—
Dividends paid on common and preferred stock	(109,573)	(70,431)	(101,034)
Net cash (used for) provided by financing activities	(504,358)	(2,648,048)	2,039,642
Increase (decrease) in cash and cash equivalents	208	(1,035,239)	449,005
Cash and cash equivalents, at beginning of year	367	1,035,606	586,601
Cash and cash equivalents, at end of year	$575	$367	$1,035,606

Supplemental Disclosures:
Cash paid during the year for:
Interest expense	$76,597	$70,207	$36,056
Income taxes, net of income tax refunds	$11,195	$(64,044)	$438,098

Non-cash transactions
Special dividend - Morgan Stanley	$—	$33,757	$(335,757)

27.	Subsequent Events
Sales of loans held-for-sale. On December 9, 2011, Discover Bank entered into definitive agreements to sell substantially all of its remaining $714 million of federal student loans currently classified as loans held for sale. The majority of these loans were pledged as collateral against a long-term borrowing and, as part of this transaction, these borrowings are expected to be assumed by the purchaser. These transactions, which are subject to customary closing conditions, including the receipt of governmental approvals, are expected to close in February 2012.
Cash Dividend. On January 19, 2012, we paid a cash dividend of $0.10 per share of common stock.

28.	Quarterly Results (unaudited) (dollars in thousands, except per share data):

	November 30, 2011	August 31, 2011	May 31, 2011	February 28, 2011	November 30,2010	August 31, 2010	May 31, 2010	February 28, 2010
Interest income	$1,619,805	$1,599,092	$1,573,278	$1,552,964	$1,499,347	$1,535,939	$1,551,782	$1,559,150
Interest expense	359,792	362,053	379,979	382,728	375,506	389,137	404,621	413,724
Net interest income	1,260,013	1,237,039	1,193,299	1,170,236	1,123,841	1,146,802	1,147,161	1,145,426
Provision for loan losses	320,587	99,514	175,540	417,709	382,670	712,565	724,264	1,387,206
(Loss) gain on investments	—	(3,614)	(149)	141	—	18,951	—	180
Other income	546,743	555,577	543,993	562,483	472,135	545,193	512,844	545,696
Other expense	668,468	642,407	635,144	595,148	628,075	566,238	513,548	474,804
Income (loss) before income tax expense	817,701	1,047,081	926,459	720,003	585,231	432,143	422,193	(170,708)
Income tax expense (benefit)	305,122	398,263	326,040	255,111	235,589	171,526	164,126	(67,170)
Net income (loss)	$512,579	$648,818	$600,419	$464,892	$349,642	$260,617	$258,067	$(103,538)
Net income (loss) allocated to common stockholders(1)	$507,077	$641,772	$593,488	$459,428	$346,517	$258,194	$184,590	$(122,233)
Basic earnings (loss) per share(1)	$0.95	$1.18	$1.09	$0.84	$0.64	$0.47	$0.34	$(0.22)
Diluted earnings (loss) per share(1)	$0.95	$1.18	$1.09	$0.84	$0.64	$0.47	$0.33	$(0.22)

(1)
Because the inputs to net income allocated to common stockholders and earnings per share are calculated using weighted averages for the quarter, the sum of all four quarters may differ from the year to date amounts in the consolidated statements of income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
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

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the Company. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2011. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessments and those criteria, management has concluded that our internal control over financial reporting was effective as of November 30, 2011.
The effectiveness of our internal control over financial reporting as of November 30, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm's report on this matter is included in Item 8 of this annual report on Form 10-K.
Discover Financial Services
Riverwoods, IL
January 26, 2012
Changes in Internal Control over Financial Reporting
As previously disclosed, on December 31, 2010, we completed our acquisition of SLC, which included its existing information systems and internal controls over financial reporting that were in place when SLC was a separate publicly traded company. We have integrated the SLC internal controls over financial reporting and included them in conducting our evaluation of the effectiveness of our internal control over financial reporting.
There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None
Part III.
 Item 10.     Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in our proxy statement for our annual meeting of stockholders to be held on April 18, 2012 (“Proxy Statement”) is incorporated by reference herein.
“Election of Directors - Information Concerning Nominees for Election as Directors”
“Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance”
“Corporate Governance - Shareholder Recommendations for Director Candidates”
“Corporate Governance - Board Meetings and Committees”
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

Item 11. Executive Compensation
Information regarding executive compensation under the following captions in our Proxy Statement is incorporated by reference herein.
"Executive and Director Compensation"
"Compensation Discussion and Analysis"
"2011 Executive Compensation”
"Compensation Committee Report”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to compensation plans under which our equity securities are authorized for issuance as of November 30, 2011, is set forth in the table below.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,729,018	$18.95	29,155,264
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	8,729,018	$18.95	29,155,264

(1) Includes 5,798,640 vested and unvested restricted stock units and 762,916 unvested performance stock units that can be converted to up to 2 shares per unit dependent on the performance factor.
Information related to the beneficial ownership of our common stock is presented under the caption “Beneficial Ownership of Company Common Stock” in our Proxy Statement and is incorporated by reference herein.
Item  13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence under the following captions in our Proxy Statement is incorporated by reference herein.
“Other Matters - Certain Transactions”
“Corporate Governance - Director Independence”
Item  14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees” in our Proxy Statement is incorporated by reference herein.
Part IV.

Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Form 10-K:
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in this annual report on Form 10-K are listed below and appear on pages 85 through 155 herein.

2. Financial Statement Schedules
Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.
3. Exhibits
See the Exhibit Index following the signature pages for a list of the exhibits being filed or furnished with or incorporated by reference into this annual report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/S/ DAVID W. NELMS
David W. Nelms Chairman and Chief Executive Officer

Date: January 26, 2012

Power of Attorney
We, the undersigned, hereby severally constitute Kathryn McNamara Corley, D. Christopher Greene and Simon B. Halfin, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the annual report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 26, 2012.

Signature	Title

/S/ DAVID W. NELMS	Chairman and Chief Executive Officer
David W. Nelms

/S/ R. MARK GRAF	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
R. Mark Graf

/S/ LAWRENCE A. WEINBACH	Lead Director
Lawrence A. Weinbach

/S/ JEFFREY S. ARONIN	Director
Jeffrey S. Aronin

/S/ MARY K. BUSH	Director
Mary K. Bush

/S/ GREGORY C. CASE	Director
Gregory C. Case

/S/ ROBERT M. DEVLIN	Director
Robert M. Devlin

/S/ CYNTHIA A. GLASSMAN	Director
Cynthia A. Glassman

/S/ RICHARD H. LENNY	Director
Richard H. Lenny

/S/ THOMAS G. MAHERAS	Director
Thomas G. Maheras

/S/ MICHAEL H. MOSKOW	Director
Michael H. Moskow

/S/ E. FOLLIN SMITH	Director
E. Follin Smith

Exhibit Index

Exhibit Number	Description

2.1*
Separation and Distribution Agreement, dated as of June 29, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 2.1 to Discover Financial Services' Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto), as amended by the First Amendment to the Separation and Distribution Agreement dated as of June 29, 2007 between Discover Financial Services and Morgan Stanley, dated February 11, 2010 (filed as Exhibit 10.2 to Discover Financial Services' Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference thereto).

2.2*
Agreement for the Sale and Purchase of the Goldfish Credit Card Business, dated February 7, 2008, among Discover Financial Services, Goldfish Bank Limited, Discover Bank, SCFC Receivables Corporation, and Barclays Bank Plc (filed as Exhibit 2.1 to Discover Financial Services' Current Report on Form 8-K filed on February 7, 2008 and incorporated herein by reference thereto), as amended and restated by Amended and Restated Agreement for the Sale and Purchase of the Goldfish Credit Card Business, dated March 31, 2008, among Discover Financial Services, Goldfish Bank Limited, Discover Bank, SCFC Receivables Corporation, Barclays Bank PLC, and Barclays Group US Inc. (filed as Exhibit 2.1 to Discover Financial Services' Quarterly Report on Form 10-Q filed on April 14, 2008 and incorporated herein by reference thereto).

2.3
Agreement and Plan of Merger by and among Discover Bank, Academy Acquisition Corp. and The Student Loan Corporation dated as of September 17, 2010 (filed as Exhibit 2.3 to Discover Financial Services' Annual Report on Form 10-K for the fiscal year ended November 30, 2010 filed on January 26, 2011 and incorporated by reference thereto).

3.1
Amended and Restated Certificate of Incorporation of Discover Financial Services (filed as Exhibit 3.1 to Discover Financial Services' Quarterly Report on Form 10-Q filed on July 1, 2009 and incorporated herein by reference thereto).

3.2
Amended and Restated By-Laws of Discover Financial Services (filed as Exhibit 3.1 to Discover Financial Services' Current Report on Form 8-K filed on January 23, 2009 and incorporated herein by reference thereto).

4.1
Senior Indenture, dated as of June 12, 2007, by and between Discover Financial Services and U.S. Bank, National Association, as trustee (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

4.2	Form of Subordinated Indenture (filed as Exhibit 4.2 to Discover Financial Services' Registration Statement on Form S-3 filed on July 6, 2009 and incorporated herein by reference thereto).

4.3	Form of 10.250% Senior Note due 2019 (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on July 15, 2009 and incorporated herein by reference thereto).

4.4
Fiscal and Paying Agency Agreement, dated November 16, 2009, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on November 16, 2009 and incorporated herein by reference thereto).

4.5
Fiscal and Paying Agency Agreement, dated April 15, 2010, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on April 16, 2010 and incorporated herein by reference thereto).

10.1
Tax Sharing Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.1 to Discover Financial Services' Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.2
U.S. Employee Matters Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.2 to Discover Financial Services' Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.3
Transition Services Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services' Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.4
Transitional Trade Mark License Agreement, dated as of June 30, 2007, between Morgan Stanley & Co. PLC and Goldfish Bank Limited (filed as Exhibit 10.4 to Discover Financial Services' Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

Exhibit Index

Exhibit Number	Description
10.5
Trust Agreement, dated as of July 2, 2007, between Discover Bank, as Beneficiary, and Wilmington Trust Company, as Owner Trustee (filed as Exhibit 4.1 to Discover Bank's Current Report on Form 8-K filed on July 2, 2007 and incorporated herein by reference thereto), as amended by the First Amendment to Trust Agreement, between Discover Bank, as Beneficiary and Wilmington Trust Company, as Owner Trustee, dated as of June 4, 2010 (filed as Exhibit 4.3 to Discover Bank's Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.6
Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (filed as Exhibit 4.1 to Discover Bank's Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto), as amended by the First Amendment to Second Amended and Restated Pooling and Servicing Agreement, betweeen Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of October 18, 2011 (filed as Exhibit 4.1 to Discover Bank's Current Report on Form 8-K filed on October 19, 2011 and incorporated herein by reference thereto).

10.7
Series Supplement for Series 2007-CC, dated as of July 26, 2007, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Discover Bank's Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto), as amended by the Amendment to Specified Series Supplements, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (filed as Exhibit 4.2 to Discover Bank's Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.8†
Discover Financial Services Omnibus Incentive Plan (filed as an attachment to Discover Financial Services' Proxy Statement on Schedule 14A filed on February 27, 2009 and incorporated herein by reference thereto).

10.9†
Amended Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.6 to Discover Financial Services' Quarterly Report on Form 10-Q filed on July 12, 2007 and incorporated herein by reference thereto).

10.10†
Directors' Compensation Plan of Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services' Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto), as amended and restated as of January 20, 2011 (filed as Exhibit A to the Discover Financial Services' definitive proxy statement filed on February 18, 2011 and incorporated by reference thereto), as further amended by Amendment No. 2, effective as of December 1, 2011.

10.11†
Amended Form of Restricted Stock Unit Award Under Discover Financial Services Directors' Compensation Plan (filed as Exhibit 10.7 to Discover Financial Services' Quarterly Report on Form 10-Q filed on July 12, 2007 and incorporated herein by reference thereto).

10.12†
Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.2 to Discover Financial Services' Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto) as amended by Amendment No. 1 to Discover Financial Services Employee Stock Purchase Plan effective as of May 1, 2008 (filed as Exhibit 10.12 to Discover Financial Services' Annual Report on Form 10-K filed on January 28, 2009 and incorporated herein by reference thereto); Amendment No. 2 to Discover Financial Services Employee Stock Purchase Plan, effective as of December 1, 2009 (filed as Exhibit 10.2 to Discover Financial Services' Quarterly Report on Form 10-Q filed on April 9, 2010 and incorporated herein by reference thereto); and Amendment No. 3 to Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.3 to Discover Financial Services' Quarterly Report on Form 10-Q filed on September 28, 2011 and incorporated herein by reference thereto).

10.13†	Offer of Employment, dated as of January 8, 1999 (filed as Exhibit 10.2 to Discover Financial Services' Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

10.14†
Waiver of Change of Control Benefits, dated September 24, 2007 (filed as Exhibit 10.15 to Discover Financial Services' Registration Statement on Form S-4 filed on November 27, 2007 and incorporated herein by reference thereto).

10.15
Collateral Certificate Transfer Agreement, dated as of July 26, 2007 between Discover Bank, as Depositor and Discover Card Execution Note Trust (filed as Exhibit 4.4 to Discover Bank's Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

Exhibit Index

Exhibit Number	Description
10.16
Indenture, dated as of July 26, 2007, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.5 to Discover Bank's Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto), as amended by the First Amendment to Indenture, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (filed as Exhibit 4.4 to Discover Bank's Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.17
Amended and Restated Indenture Supplement for the DiscoverSeries Notes, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee, dated as of June 4, 2010 (filed as Exhibit 4.5 to Discover Bank's Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto).

10.18
Omnibus Amendment to Indenture Supplement and Terms Documents, dated as of July 2, 2009, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.1 to Discover Bank's Current Report on Form 8-K filed on July 6, 2009 and incorporated herein by reference thereto).

10.19†
Discover Financial Services Change-in-Control Severance Policy (filed as Exhibit 10.6 to Discover Financial Services' Quarterly Report on Form 10-Q filed on October 12, 2007 and incorporated herein by reference thereto, as amended by First Amendment, dated as of June 24, 2008 (filed as Exhibit 10.1 to Discover Financial Services' Quarterly Report on Form 10-Q filed on October 9, 2008), Second Amendment, effective as of March 1, 2011 (filed as Exhibit 10.2 to Discover Financial Services' Quarterly Report on Form 10-Q filed on July 1, 2011) and Third Amendment, effective as of August 1, 2011 (filed on July 1, 2011)

10.20
Release and Settlement Agreement, executed as of October 27, 2008, by and among Discover Financial Services, DFS Services, LLC, Discover Bank, and their Subsidiaries and Affiliates; MasterCard Incorporated and MasterCard International Incorporated and their Affiliates; and Visa Inc. and its Affiliates and Predecessors including Visa U.S.A. Inc. and Visa International Service Association (filed as Exhibit 99.1 to Discover Financial Services' Current Report on Form 8-K filed on October 28, 2008).

10.21†
2008 Year End Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.21 to Discover Financial Services' Annual Report on Form 10-K filed on January 28, 2009 and incorporated herein by reference thereto).

10.22†
2008 Special Grant Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.22 to Discover Financial Services' Annual Report on Form 10-K filed on January 28, 2009 and incorporated herein by reference thereto).

10.23
Form of Waiver, executed by each of Discover Financial Services' senior executive officers and certain other employees (filed as Exhibit 10.3 to Discover Financial Services' Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.24
Form of Executive Compensation Agreement, dated March 13, 2009, executed by each of Discover Financial Services' senior executive officers and certain other employees (filed as Exhibit 10.4 to Discover Financial Services' Quarterly Report on Form 10-Q filed on April 8, 2009 and incorporated herein by reference thereto).

10.25†
Form of Share Award Agreement Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10(a) to Discover Financial Services' Current Report on Form 8-K filed on December 11, 2009 and incorporated herein by reference thereto).

10.26†
Amendment to 2009 Year End Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan, effective December 1, 2009 (filed as Exhibit 10.1 to Discover Financial Services' Quarterly Report on Form 10-Q filed on April 9, 2010 and incorporated herein by reference thereto).

10.27
Settlement Agreement and Mutual Release between Discover Financial Services and Morgan Stanley, dated February 11, 2010 (filed as Exhibit 10.1 to Discover Financial Services' Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference thereto).

10.28
Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated September 17, 2010 (filed as Exhibit 10.32 to Discover Financial Services' Annual Report on Form 10-K filed on January 26, 2011 and incorporated by reference thereto).

10.29
Amendment to Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.33 to Discover Financial Services' Annual Report on Form 10-K filed on January 26, 2011 and incorporated by reference thereto).

Exhibit Index

Exhibit Number	Description
10.30
Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated September 17, 2010 (filed as Exhibit 10.34 to Discover Financial Services' Annual Report on Form 10-K filed on January 26, 2011 and incorporated by reference thereto).

10.31
First Amendment to Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.35 to Discover Financial Services' Annual Report on Form 10-K filed on January 26, 2011 and incorporated by reference thereto).

10.32
Form Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.4 to Discover Financial Services' Quarterly Report on Form 10-Q filed on April 8, 2011 and incorporated by reference thereto).

10.33
Form Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.5 to Discover Financial Services' Quarterly Report on Form 10-Q filed on April 8, 2011 and incorporated by reference thereto).

10.34
Asset Purchase Agreement between Discover Bank and Citibank, N.A. dated August 31, 2011 (filed as Exhibit 10.2 to Discover Financial Services' Quarterly Report on Form 10-Q filed on September 28, 2011 and incorporated by reference thereto).

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