Form 10-Q
period 2012-02-29
Discover Financial Services
filed 2012-04-04
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 30, 2012, there were 530,319,316 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q
for the quarterly period ended February 29, 2012

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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	February 29, 2012	November 30, 2011
	(unaudited) (dollars in thousands, except share amounts)
Assets
Cash and cash equivalents	$6,315,152	$2,849,843
Restricted cash	361,307	1,285,820
Investment securities:
Available-for-sale (amortized cost of $6,074,227 and $6,019,927 at February 29, 2012 and November 30, 2011, respectively)	6,174,073	6,107,831
Held-to-maturity (fair value of $95,935 and $96,042 at February 29, 2012 and November 30, 2011, respectively)	95,703	98,222
Total investment securities	6,269,776	6,206,053
Loan receivables:
Loans held for sale	—	714,180
Loan portfolio:
Credit card	45,917,598	46,638,625
Other	5,257,517	4,733,742
Purchased credit-impaired loans	5,124,146	5,250,388
Total loan portfolio	56,299,261	56,622,755
Total loan receivables	56,299,261	57,336,935
Allowance for loan losses	(1,978,591)	(2,205,196)
Net loan receivables	54,320,670	55,131,739
Premises and equipment, net	486,520	483,250
Goodwill	255,421	255,421
Intangible assets, net	186,232	188,018
Other assets	2,290,940	2,383,793
Total assets	$70,486,018	$68,783,937
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$40,014,625	$39,463,887
Non-interest bearing deposit accounts	133,287	113,575
Total deposits	40,147,912	39,577,462
Short-term borrowings	—	50,000
Long-term borrowings	18,753,958	18,287,178
Accrued expenses and other liabilities	2,755,196	2,627,086
Total liabilities	61,657,066	60,541,726
Commitments, contingencies and guarantees (Notes 8, 11, and 12)
Stockholders’ Equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized; 551,538,212 and 549,748,783 shares issued at February 29, 2012 and November 30, 2011, respectively	5,515	5,497
Additional paid-in capital	3,528,480	3,507,754
Retained earnings	5,820,609	5,243,318
Accumulated other comprehensive loss	(48,604)	(51,679)
Treasury stock, at cost; 21,517,483 and 20,918,354 shares at February 29, 2012 and November 30, 2011, respectively	(477,048)	(462,679)
Total stockholders’ equity	8,828,952	8,242,211
Total liabilities and stockholders’ equity	$70,486,018	$68,783,937

The table below presents the carrying amounts of certain assets and liabilities of Discover Financial Services’ consolidated variable interest entities (VIEs) which are included in the condensed consolidated statements of financial condition above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts for which creditors have recourse to the general credit of Discover Financial Services.

	February 29, 2012	November 30, 2011
	(unaudited) (dollars in thousands)
Assets
Restricted cash	$360,306	$1,274,175
Credit card loan receivables	32,820,047	33,815,860
Purchased credit-impaired loans	2,772,796	2,839,871
Allowance for loan losses allocated to securitized loan receivables	(1,323,867)	(1,510,730)
Other assets	30,745	33,724
Liabilities
Long-term borrowings	$16,741,441	$15,842,512
Accrued interest payable	14,094	13,184
See Notes to Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended
	February 29, 2012	February 28, 2011
	(unaudited) (dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$1,423,806	$1,417,116
Other loans	202,837	119,536
Investment securities	17,511	12,215
Other interest income	2,405	4,097
Total interest income	1,646,559	1,552,964
Interest expense:
Deposits	228,773	256,695
Short-term borrowings	1	46
Long-term borrowings	124,486	125,987
Total interest expense	353,260	382,728
Net interest income	1,293,299	1,170,236
Provision for loan losses	151,529	417,709
Net interest income after provision for loan losses	1,141,770	752,527
Other income:
Discount and interchange revenue, net	264,311	260,916
Protection products revenue	104,861	108,553
Loan fee income	84,451	85,600
Transaction processing revenue	52,481	42,551
Merchant fees	3,705	4,655
Gain on investments	—	141
Other income	39,694	60,208
Total other income	549,503	562,624
Other expense:
Employee compensation and benefits	246,725	213,075
Marketing and business development	131,429	135,665
Information processing and communications	70,463	64,717
Professional fees	99,500	90,331
Premises and equipment	17,309	17,248
Other expense	111,601	74,112
Total other expense	677,027	595,148
Income before income tax expense	1,014,246	720,003
Income tax expense	383,240	255,111
Net income	$631,006	$464,892
Net income allocated to common stockholders	$624,424	$459,428
Basic earnings per share	$1.18	$0.84
Diluted earnings per share	$1.18	$0.84
Dividends paid per share	$0.10	$0.02
See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
	(unaudited) (dollars and shares in thousands)
Balance at November 30, 2010	547,128	$5,471	$3,435,318	$3,126,488	$(82,548)	$(27,883)	$6,456,846
Comprehensive income:
Net income	—	—	—	464,892	—	—	464,892
Adjustments related to investment securities, net of tax	—	—	—	—	(15,247)	—
Adjustments related to cash flow hedges, net of tax	—	—	—	—	(8,826)	—
Adjustments related to pension and postretirement benefits, net of tax	—	—	—	—	342	—
Other comprehensive loss	—	—	—	—	(23,731)	—	(23,731)
Total comprehensive income	—	—	—	—	—	—	441,161
Purchases of treasury stock	—	—	—	—	—	(5,004)	(5,004)
Common stock issued under employee benefit plans	13	—	271	—	—	—	271
Common stock issued and stock-based compensation expense	845	9	16,924	—	—	—	16,933
Dividends paid—common stock	—	—	—	(11,042)	—	—	(11,042)
Balance at February 28, 2011	547,986	$5,480	$3,452,513	$3,580,338	$(106,279)	$(32,887)	$6,899,165

Balance at November 30, 2011	549,749	$5,497	$3,507,754	$5,243,318	$(51,679)	$(462,679)	$8,242,211
Comprehensive income:
Net income	—	—	—	631,006	—	—	631,006
Adjustments related to investment securities, net of tax	—	—	—	—	7,449	—
Adjustments related to cash flow hedges, net of tax	—	—	—	—	(1,484)	—
Adjustments related to pension and postretirement benefits, net of tax	—	—	—	—	(2,890)	—
Other comprehensive income	—	—	—	—	3,075	—	3,075
Total comprehensive income	—	—	—	—	—	—	634,081
Purchases of treasury stock	—	—	—	—	—	(14,369)	(14,369)
Common stock issued under employee benefit plans	15	—	429	—	—	—	429
Common stock issued and stock based compensation expense	1,774	18	20,297	—	—	—	20,315
Dividends paid—common stock	—	—	—	(53,715)	—	—	(53,715)
Balance at February 29, 2012	551,538	$5,515	$3,528,480	$5,820,609	$(48,604)	$(477,048)	$8,828,952

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	February 29, 2012	February 28, 2011
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net income	$631,006	$464,892
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	151,529	417,709
Deferred income taxes	86,996	112,511
Depreciation and amortization on premises and equipment	22,975	22,042
Amortization of deferred revenues	(52,981)	(60,351)
Other depreciation and amortization	(38,485)	(21,036)
Gain on investments	—	(141)
Loss on equity method and other investments	2,423	—
(Gain) loss on premises and equipment	(494)	123
Loss on sale of other assets	315	—
Loss on loans sold and held for sale	518	—
Stock-based compensation expense	13,532	11,875
Gain on purchase of business	—	(15,917)
Changes in assets and liabilities:
Decrease (increase) in other assets	5,450	(43,733)
Increase in accrued expenses and other liabilities	187,888	369,669
Net cash provided by operating activities	1,010,672	1,257,643
Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	491,226	332,954
Purchases of available-for-sale investment securities	(554,926)	(542,025)
Maturities of held-to-maturity investment securities	2,956	9,072
Purchases of held-to-maturity investment securities	(50,736)	—
Proceeds from sale of loans held for sale	270,020	—
Net principal disbursed on loans originated for investment	305,591	14,255
Purchase of loan receivables	(223,669)	(395,658)
Purchase of business, net of cash acquired	—	(366,049)
Purchase of other investments	(8,803)	—
Decrease in restricted cash	924,513	884,950
Proceeds from sale of premises and equipment	515	13
Purchases of premises and equipment	(26,371)	(15,586)
Net cash used for investing activities	1,130,316	(78,074)
Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(50,000)	100,000
Proceeds from issuance of securitized debt	999,773	500,000
Maturities and repayment of securitized debt	(109,868)	(1,819,185)
Repayment of long-term borrowings and bank notes	(12,681)	(315,028)
Proceeds from issuance of common stock	2,431	931
Purchases of treasury stock	(14,296)	(5,004)
Net increase in deposits	562,475	442,435
Dividends paid on common stock	(53,513)	(11,026)
Net cash provided by (used for) financing activities	1,324,321	(1,106,877)
Net decrease in cash and cash equivalents	3,465,309	72,692
Cash and cash equivalents, at beginning of period	2,849,843	5,098,733
Cash and cash equivalents, at end of period	$6,315,152	$5,171,425
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$290,563	$383,757
Income taxes, net of income tax refunds	$45,993	$38,209
Non-cash transactions:
Assumption of debt by buyer related to loans sold	$424,933	$—
Post-closing adjustment payable - SLC acquisition	$—	$35,108
Assumption of SLC debt	$—	$2,921,372

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments which are necessary for a fair presentation of the results for the quarter. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2011 audited consolidated financial statements filed with the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2011.
Recently Issued Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The Company has master netting arrangements pertaining to collateral posting requirements with its interest rate swap counterparties, as more fully discussed in Note 14: Derivatives and Hedging Activities. Additional details about these positions and how they are reported will be disclosed. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. Because this amendment impacts disclosures only, it will have no effect on the Company's financial condition, results of operations or cash flows.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has $255.4 million in goodwill, all of which is associated with its PULSE Network. The value of that goodwill will not be affected by the adoption of this standard.

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
Acquisition of The Student Loan Corporation. On December 31, 2010, the Company acquired The Student Loan Corporation (“SLC”), which is now a wholly-owned subsidiary of Discover Bank and included in the Company’s Direct Banking segment. The Company acquired SLC’s ongoing private student loan business, which includes certain private student loans held in three securitization trusts and other assets, and assumed SLC’s asset-backed securitization debt incurred by those trusts and other liabilities. The acquired loans are considered to be purchased credit-impaired ("PCI") loans for accounting purposes, the details of which are discussed further in Note 4: Loan Receivables. The acquisition significantly increased the size of the Company’s private student loan portfolio. In addition, the acquisition has provided the Company with a developed student loan business platform, additional school relationships and SLC’s website. Since the acquisition date, the results of operations and cash flows of SLC have been included in the Company’s condensed consolidated results of operations and cash flows. Pro forma data is not provided as the impact of the SLC acquisition was not significant to the Company’s condensed consolidated results of operations or cash flows.

Net cash consideration paid. The following table provides a calculation of the amount paid by the Company for SLC based on the net assets of the SLC securitization trusts acquired after applying an 8.5% discount to the trust assets (the “Trust Certificate Purchase Price”) (dollars in millions):

Actual

Gross trust assets	$3,977
Less: 8.5% discount	(338)
Net trust assets	3,639
Less: Principal amount of and accrued interest on trust debt	(3,193)
Trust Certificate Purchase Price	$446

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

Actual

Aggregate Merger Consideration	$600
Less: Purchase price adjustment	(154)
Trust Certificate Purchase Price	446
Less: Further adjustments provided for by Citibank
Cash received for consent to insurance commutation	(16)
Cash received related to reimbursable liabilities	(29)
Net cash consideration paid	$401

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
The Company also recorded a $75 million indemnification asset. This asset reflects the discounted present value of payments expected to be received under Citibank’s indemnification of student loan credit losses that would have been recoverable under certain student loan insurance policies which, as noted above, were commuted pursuant to an agreement entered into by SLC with the Company’s consent immediately prior to the acquisition. The indemnification pertains only to loans in one of the three SLC securitization trusts that the Company acquired, namely the SLC Private Student Loan Trust 2010-A (“SLC 2010-A”). The SLC 2010-A trust included loans with an aggregate outstanding principal balance of $1.2 billion at the time of acquisition; outstanding loans in that trust totaled $1.1 billion as of February 29, 2012. The initial value of the indemnification asset was based on the amount of projected credit losses expected to be reimbursed by Citibank. Under the terms of the indemnification agreement with Citibank, indemnification payments related to student loan credit losses are subject to an overall cap of $166.8 million, consistent with the terms of the insurance policies which the indemnification serves to replace.
The subsequent accounting for the indemnification asset will generally reflect the manner in which the indemnified loans are subsequently measured. The value of the indemnification asset will increase or decrease as expected credit losses on the PCI student loans increase or decrease, respectively. An increase in expected losses on PCI student loans that results in the immediate recognition of an allowance for loan losses will result in an immediate increase in the indemnification asset. A decrease in expected losses that results in an immediate reversal of a previously recognized loan loss allowance will result in the immediate reduction of the indemnification asset. Recognition of an allowance for loan losses on PCI student loans is discussed in more detail within Note 4: Loan Receivables under “Purchased Credit-Impaired Loans.” To the extent that a decrease in expected losses results in a prospective increase in the accretable yield on PCI student loans rather than an immediate reduction of the loan loss allowance, the value of the indemnification asset will be adjusted prospectively through a reduction in the rate of amortization. Amortization and valuation adjustments to the indemnification asset are recorded through other income on the condensed consolidated statement of income.

3.	Investments
The Company’s investment securities consist of the following (dollars in thousands):

	February 29, 2012	November 30, 2011
U.S. Treasury securities	$2,660,725	$2,563,800
U.S. government agency securities	2,815,960	2,795,223
States and political subdivisions of states	38,826	40,936
Other securities:
Credit card asset-backed securities of other issuers	298,542	299,889
Corporate debt securities(1)	347,614	449,469
To-be-announced investment securities	—	50,254
Residential mortgage-backed securities - Agency (2)	108,109	6,482
Total other securities	754,265	806,094
Total investment securities	$6,269,776	$6,206,053
____________________

(1)	Amount represents corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At February 29, 2012
Available-for-Sale Investment Securities(1)
U.S Treasury securities	$2,613,596	$46,924	$(345)	$2,660,175
U.S government agency securities	2,768,509	47,451	—	2,815,960
Credit card asset-backed securities of other issuers	293,167	5,375	—	298,542
Corporate debt securities	347,034	588	(8)	347,614
Residential mortgage-backed securities - Agency	51,921	—	(139)	51,782
Total available-for-sale investment securities	$6,074,227	$100,338	$(492)	$6,174,073
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$—	$—	$550
States and political subdivisions of states	38,826	156	(1,104)	37,878
Residential mortgage-backed securities - Agency (4)	56,327	1,180	—	57,507
Total held-to-maturity investment securities	$95,703	$1,336	$(1,104)	$95,935
At November 30, 2011
Available-for-Sale Investment Securities(1)
U.S Treasury securities	$2,516,008	$47,242	$—	$2,563,250
U.S government agency securities	2,762,265	34,166	(1,208)	2,795,223
Credit card asset-backed securities of other issuers	293,231	6,658	—	299,889
Corporate debt securities	448,423	1,066	(20)	449,469
Total available-for-sale investment securities	$6,019,927	$89,132	$(1,228)	$6,107,831
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$—	$—	$550
States and political subdivisions of states	40,936	197	(2,823)	38,310
Residential mortgage-backed securities - Agency (4)	6,482	650	—	7,132
To-be-announced investment securities	50,254	—	(204)	50,050
Total held-to-maturity investment securities	$98,222	$847	$(3,027)	$96,042
_________________________

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's Community Reinvestment Act initiatives.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position as of February 29, 2012 and November 30, 2011 (dollars in thousands):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At February 29, 2012
Available-for-Sale Investment Securities
U.S. Treasury securities	3	$300,764	$345	$—	$—
Corporate debt securities	2	$75,037	$8	$—	$—
Residential mortgage-backed securities - Agency	1	$51,782	$139	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$1,726	$24	$22,505	$1,080
At November 30, 2011
Available-for-Sale Investment Securities
U.S. government agency securities	2	$242,898	$1,208	$—	$—
Corporate debt securities	3	$100,041	$20	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	6	$2,689	$46	$27,768	$2,777
To-be-announced investment securities	2	$50,050	$204	$—	$—

During the three months ended February 29, 2012, the Company received $494.2 million of proceeds related to maturities, redemptions, liquidation or sales of investment securities, as compared to $342.0 million for the three months ended February 28, 2011.
During the three months ended February 29, 2012, there were no sales of securities. During the three months ended February 28, 2011, the Company received $161.0 thousand of proceeds and recorded $146.0 thousand of gross realized gains relating primarily to the sale of equity securities.
The Company records unrealized gains and losses on its available-for-sale investment securities in other comprehensive income. For the three months ended February 29, 2012 and February 28, 2011, the Company recorded a net unrealized gain of $11.9 million ($7.4 million after tax) and a net unrealized loss of $24.3 million ($15.2 million after tax), respectively, in other comprehensive income.
During the three months ended February 29, 2012, the Company made additional investments in residential mortgage-backed securities for $51.8 million . These securities consist of residential mortgage-backed securities issued by Fannie Mae and Freddie Mac, and were classified as available for sale.
At February 29, 2012 and November 30, 2011, the Company had $1.1 million and $2.8 million, respectively, of gross unrealized losses in a continuous loss position for more than 12 months on its held-to-maturity investment securities in states and political subdivisions of states. The Company believes the unrealized loss on these investments is the result of changes in interest rates subsequent to the Company’s acquisitions of these securities and that the reduction in value is temporary. The Company does not intend to sell these investments nor does it expect to be required to sell these investments before recovery of their amortized cost basis, as they were entered into as a part of the Company's Community Reinvestment Act initiatives. The Company expects to collect all amounts due according to the contractual terms of these securities.

Contractual maturities of available-for-sale debt securities and held-to-maturity debt securities at February 29, 2012 are provided in the table below (dollars in thousands):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale—Amortized Cost (1)
U.S Treasury securities	$264,362	$2,349,234	$—	$—	$2,613,596
U.S government agency securities	619,367	2,149,142	—	—	2,768,509
Credit card asset-backed securities of other issuers	187,986	105,181	—	—	293,167
Corporate debt securities	347,034	—	—	—	347,034
Residential mortgage-backed securities - Agency	—	—	51,921	—	51,921
Total available-for-sale investment securities	$1,418,749	$4,603,557	$51,921	$—	$6,074,227
Held-to-maturity—Amortized Cost (2)
U.S. Treasury securities	$550	$—	$—	$—	$550
State and political subdivisions of states	680	2,470	2,425	33,251	38,826
Residential mortgage-backed securities - Agency(3)	—	—	—	56,327	56,327
Total held-to-maturity investment securities	$1,230	$2,470	$2,425	$89,578	$95,703
Available-for-sale—Fair Values (1)
U.S Treasury securities	$264,806	$2,395,369	$—	$—	$2,660,175
U.S government agency securities	620,148	2,195,812	—	—	2,815,960
Credit card asset-backed securities of other issuers	190,322	108,220	—	—	298,542
Corporate debt securities	347,614	—	—	—	347,614
Residential mortgage-backed securities - Agency	—	—	51,782	—	51,782
Total available-for-sale investment securities	$1,422,890	$4,699,401	$51,782	$—	$6,174,073
Held-to-maturity—Fair Values (2)
U.S. Treasury securities	$550	$—	$—	$—	$550
State and political subdivisions of states	681	2,447	2,544	32,206	37,878
Residential mortgage-backed securities - Agency(3)	—	—	—	57,507	57,507
Total held-to-maturity investment securities	$1,231	$2,447	$2,544	$89,713	$95,935
____________________

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's Community Reinvestment Act initiatives.

Other Investments. As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting, and are recorded within other assets, and the related commitment for future investments is recorded in other liabilities within the statement of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the statement of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of February 29, 2012 and November 30, 2011, the Company had outstanding investments of $144.9 million and $137.9 million, respectively, in these entities, and the related contingent liability was $11.9 million and $6.3 million, respectively.

4.	Loan Receivables
The Company has three portfolio segments: credit card loans, other loans and PCI student loans acquired in the SLC transaction (See Note 2: Business Combinations) and in a separate portfolio acquisition from Citibank. Within these portfolio segments, the Company has classes of receivables which are depicted in the table below (dollars in thousands):

	February 29, 2012	November 30, 2011
Loans held for sale(1)	$—	$714,180
Loan portfolio:
Credit card loans:
Discover card(2)	45,708,205	46,419,544
Discover business card	209,393	219,081
Total credit card loans	45,917,598	46,638,625
Other loans:
Personal loans	2,783,506	2,648,051
Private student loans	2,446,972	2,069,001
Other	27,039	16,690
Total other loans	5,257,517	4,733,742
PCI student loans(3)	5,124,146	5,250,388
Total loan portfolio	56,299,261	56,622,755
Total loan receivables	56,299,261	57,336,935
Allowance for loan losses	(1,978,591)	(2,205,196)
Net loan receivables	$54,320,670	$55,131,739
 ____________________________

(1)
Amount represents federal student loans. At November 30, 2011, $446.6 million of federal student loan receivables were pledged as collateral against a long-term borrowing. During first quarter 2012, Discover Bank sold these loans and recorded a loss of $518 thousand. As a part of this transaction, the related borrowings were assumed by the purchaser.

(2)
Amounts include $19.2 billion and $18.5 billion of underlying investors’ interest in trust debt at February 29, 2012 and November 30, 2011, respectively, and $13.6 billion and $15.4 billion in seller’s interest at February 29, 2012 and November 30, 2011, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for further information.

(3)
Amounts include $2.8 billion of loans pledged as collateral against the notes issued from the SLC securitization trusts at both February 29, 2012 and November 30, 2011. See Note 5: Credit Card and Student Loan Securitization Activities. Of the remaining $2.3 billion and $2.5 billion at February 29, 2012 and November 30, 2011, respectively, that were not pledged as collateral, approximately $11.9 million and $12.8 million represent loans eligible for reimbursement through an indemnification claim. Discover Bank must purchase such loans from the trust before a claim may be filed.

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

Information related to the delinquencies and net charge-offs in the Company’s loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “Purchased Credit-Impaired Loans” (dollars in thousands):

Delinquent and Non-Accruing Loans:
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(2)
At February 29, 2012
Credit card loans:
Discover card(1)	$476,276	$536,825	$1,013,101	$481,362	$184,366
Discover business card	2,519	3,339	5,858	3,131	828
Total credit card loans	478,795	540,164	1,018,959	484,493	185,194
Other loans:
Personal loans	14,116	8,484	22,600	7,713	3,076
Private student loans (excluding PCI)	19,433	3,223	22,656	2,864	409
Other	196	1,566	1,762	—	1,779
Total other loans (excluding PCI)	33,745	13,273	47,018	10,577	5,264
Total loan receivables (excluding PCI)	$512,540	$553,437	$1,065,977	$495,070	$190,458
At November 30, 2011
Credit card loans:
Discover card(1)	$554,354	$556,126	$1,110,480	$498,305	$200,208
Discover business card	2,823	3,548	6,371	3,335	860
Total credit card loans	557,177	559,674	1,116,851	501,640	201,068
Other loans:
Personal loans	15,604	7,362	22,966	6,636	3,628
Private student loans (excluding PCI)	10,073	2,992	13,065	2,883	125
Other(3)	507	2,091	2,598	—	2,317
Total other loans (excluding PCI)	26,184	12,445	38,629	9,519	6,070
Total loan receivables (excluding PCI)(3)	$583,361	$572,119	$1,155,480	$511,159	$207,138
______________________

(1)
Consumer credit card loans that are 90 or more days delinquent and accruing interest include $36.4 million and $37.9 million of loans accounted for as troubled debt restructurings at February 29, 2012 and November 30, 2011, respectively.

(2)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of these credit card loans was $8.3 million for the three months ended February 29, 2012. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. These amounts were estimated based on customers' current balances and most recent rates.

(3)	At November 30, 2011, amounts also exclude federal student loans that were held for sale.

Net Charge-offs. The Company's net charge-offs include the principal amount of losses charged off less principal recoveries and exclude charged-off interest and fees, recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest and loan fee income, respectively, which is effectively a reclassification of the loan loss provision, while fraud losses are recorded in other expense. Credit card loan receivables are charged off at the end of the month during which an account becomes 180 days contractually past due. Closed-end consumer loan receivables are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Generally, customer bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day or 120-day contractual time frame.

Net Charge-Offs:	For the Three Months Ended		For the Three Months Ended
	February 29, 2012		February 28, 2011
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate

Credit card loans:
Discover card	$355,367	3.06%	$661,243	5.93%
Discover business card	2,336	4.36%	6,533	10.38%
Total credit card loans	357,703	3.07%	667,776	5.96%
Other loans:
Personal loans	17,590	2.59%	19,634	4.10%
Private student loans (excluding PCI)	2,789	0.49%	924	0.29%
Other	52	1.06%	34	0.97%
Total other loans (excluding PCI)	20,431	1.49%	20,592	2.07%
Net charge-offs as a percentage of total loans (excluding PCI)	$378,134	2.90%	$688,368	5.64%
Net charge-offs as a percentage of total loans (including PCI)	$378,134	2.64%	$688,368	5.42%

As part of credit risk management activities, on an ongoing basis the Company reviews information related to the performance of a customer’s account with the Company as well as information from credit bureaus, such as a FICO or other credit scores, relating to the customer’s broader credit performance. Credit scores are generally obtained at origination of the account and are refreshed monthly or quarterly thereafter to assist us in predicting customer behavior.  Historically, the Company has noted that a significant proportion of delinquent accounts have FICO scores below 660. The following table provides FICO scores available for the Company’s customers as a percentage of each class of loan receivables:

	February 29, 2012		November 30, 2011
	660 and Above	Less than 660 or No Score	660 and Above	Less than 660 or No Score
Discover card	81%	19%	81%	19%
Discover business card	90%	10%	89%	11%
Personal loans	97%	3%	97%	3%
Private student loans (excluding PCI)(1)	94%	6%	95%	5%
____________________

(1)	PCI loans are discussed under the heading "Purchased Credit-Impaired Loans."

For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At February 29, 2012 and November 30, 2011, there were $102.4 million and $75.9 million of loans in forbearance, respectively. In addition, at February 29, 2012 and November 30, 2011, there were 2.0% and 1.5% of private student loans in forbearance as a percentage of student loans in repayment and forbearance.

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
The Company bases its allowance for loan losses on several analyses that help estimate incurred losses as of the balance sheet date. While the Company’s estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. The Company uses a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The loan balances used in the migration analysis represent all amounts contractually due and, as a result, the migration analysis captures principal, interest and fee components in estimating uncollectible accounts. The Company uses other analyses to estimate losses incurred on non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, current economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, and forecasting uncertainties. The Company does not evaluate loans for impairment on an individual basis, but instead estimates its allowance for loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest and/or defaulted from a loan modification program, as discussed below under the section entitled "Impaired Loans and Troubled Debt Restructurings."

The following table provides changes in the Company’s allowance for loan losses for the three months ended February 29, 2012 and February 28, 2011 (dollars in thousands):

	For the Three Months Ended
	February 29, 2012	February 28, 2011
Balance at beginning of period	$2,205,196	$3,304,118
Additions:
Provision for loan losses	151,529	417,709
Deductions:
Charge-offs:
Discover card	(497,105)	(792,632)
Discover business card	(3,110)	(7,386)
Total credit card loans	(500,215)	(800,018)
Personal loans	(18,228)	(20,050)
Federal student loans	—	—
Private student loans	(2,867)	(939)
Other	(52)	(35)
Total other loans	(21,147)	(21,024)
Total charge-offs	(521,362)	(821,042)
Recoveries:
Discover card	141,738	131,389
Discover business card	774	853
Total credit card loans	142,512	132,242
Personal loans	638	416
Private student loans	78	15
Other	—	1
Total other loans	716	432
Total recoveries	143,228	132,674
Net charge-offs	(378,134)	(688,368)
Balance at end of period	$1,978,591	$3,033,459

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in thousands):

	For the Three Months Ended
	February 29, 2012	February 28, 2011
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$103,368	$188,221
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$19,833	$35,370

The following table provides additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio (which excludes loans held for sale) by impairment methodology (dollars in thousands):

	Credit Card	Personal Loans	Student Loans	Other Loans	Total
At February 29, 2012
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$1,630,436	$88,394	$54,347	$215	$1,773,392
Troubled debt restructurings(2)	204,774	256	169	—	205,199
Purchased credit-impaired(3)	—	—	—	—	—
Total allowance for loan losses	$1,835,210	$88,650	$54,516	$215	$1,978,591
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$44,720,511	$2,775,406	$2,439,442	$27,039	$49,962,398
Troubled debt restructurings(2)	1,197,087	8,100	7,530	—	1,212,717
Purchased credit-impaired(3)	—	—	5,124,146	—	5,124,146
Total recorded investment	$45,917,598	$2,783,506	$7,571,118	$27,039	$56,299,261
At November 30, 2011
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$1,865,797	$81,838	$52,601	$220	$2,000,456
Troubled debt restructurings(2)	204,364	237	139	—	204,740
Purchased credit-impaired(3)	—	—	—	—	—
Total allowance for loan losses	$2,070,161	$82,075	$52,740	$220	$2,205,196
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$45,421,887	$2,640,416	$2,063,562	$16,690	$50,142,555
Troubled debt restructurings(2)	1,216,738	7,635	5,439	—	1,229,812
Purchased credit-impaired(3)	—	—	5,250,388	—	5,250,388
Total recorded investment	$46,638,625	$2,648,051	$7,319,389	$16,690	$56,622,755
 ____________________

(1)	Represents loans evaluated for impairment in accordance with ASC 450-20, Loss Contingencies.

(2)
Represents loans evaluated for impairment in accordance with ASC 310-10, Receivables, which consists of modified loans accounted for as troubled debt restructurings. The unpaid principal balance of credit card loans was $1.0 billion at both February 29, 2012 and November 30, 2011, The unpaid principal balance of personal loans was $8.0 million and $7.5 million at February 29, 2012 and November 30, 2011, respectively. The unpaid principal balance of student loans was $7.1 million and $5.4 million at February 29, 2012 and November 30, 2011, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

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

To assist student loan borrowers who are experiencing temporary financial difficulties and are willing to resume making payments, the Company may offer forbearance periods of up to 12 months over the life of the loan. The Company does not anticipate significant shortfalls in the contractual amount due for borrowers using a first forbearance period as the historical performance of these borrowers is not significantly different from the overall portfolio. However, when a delinquent borrower is granted a second forbearance period, the forbearance is considered a troubled debt restructuring.
For our personal loan customers, the temporary programs normally consist of a reduction of the minimum payment for a period of no longer than six months with a final balloon payment required at the end of the loan term. The permanent program involves changing the terms of the loan in order to pay off the outstanding balance over the new term for a period no longer than four years. The total term generally does not exceed nine years. The Company also allows loan modifications for personal loan customers who request financial assistance through external sources, similar to our credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans included in permanent programs are accounted for as troubled debt restructurings.
Loans classified as troubled debt restructurings are recorded at their present value with impairment measured as the difference between the loan balance and the discounted present value of cash flows expected to be collected. Consistent with the Company’s measurement of impairment of modified loans on a pooled basis, the discount rate used for credit card loans is the average current annual percentage rate it applies to non-impaired credit card loans, which approximates what would have applied to the pool of modified loans prior to impairment. For private student and personal loans, the discount rate used is the average contractual rate prior to modification.
Interest income from loans accounted for as troubled debt restructurings is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs. Additional information about modified loans is shown below (dollars in thousands):

	Average recorded investment in loans	Interest income recognized on impaired loans(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended February 29, 2012:
Credit card loans
Modified credit card loans that have reverted to pre-modification payment terms(3)	$260,065	$11,023	$—
Internal programs	$565,895	$4,500	$18,067
External programs	$648,057	$13,873	$2,224
Personal loans(4)	$7,840	$252	$—
Student loans(4)	$6,228	$122	$—
For the Three Months Ended February 28, 2011:
Credit card loans
Internal programs	$545,030	$6,490	$15,523
External programs	$741,654	$15,740	$2,529
 ____________________

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

(3)
This balance is considered impaired, but is excluded from the internal and external program amounts below. Represents credit card loans that were modified in troubled debt restructurings but that have subsequently reverted back to loans' pre-modification payment terms either due to noncompliance with the terms of the modification or successful completion of a temporary modification program.

(4)
As interest rates for personal loan customers in modification programs and student loan customers that have been granted forbearance periods are rarely modified, gross interest income that would have been recorded with original terms is not significant.

In order to evaluate the primary financial effects which resulted from loans entering into a loan modification program during the three months ended February 29, 2012 and February 28, 2011, the Company quantified the amount by which interest and fees were reduced during the period. During the three months ended February 29, 2012 and February 28, 2011, the Company forgave approximately $13.1 million and $16.2 million, respectively, of interest and fees as a result of accounts entering into a loan modification program.
The following table provides information on loans that entered a loan modification program during the period (dollars in thousands):

	For the Three Months Ended February 29, 2012		For the Three Months Ended February 28, 2011
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	16,104	$111,932	15,426	$109,570
External programs	10,313	$59,174	13,449	$81,014
Student loans	109	$2,389	26	$338
Personal loans	143	$1,552	185	$2,288
The following table presents the carrying value of loans that experienced a payment default during the three months ended February 29, 2012 and February 28, 2011 and that had been modified in a troubled debt restructuring during the 15 months preceding the end of each quarterly period (dollars in thousands):

	For the Three Months Ended February 29, 2012		For the Three Months Ended February 28, 2011
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card (1)(2)(3):
Internal programs	4,342	$29,433	5,520	$40,224
External programs	2,072	$10,094	3,845	$20,323
Student loans	9	$177	—	$—
Personal loans	41	$478	9	$120
____________________

(1)	The outstanding balance upon default is the loan balance at the end of the month prior to default.

(2)	A customer defaults from a modification program after two consecutive missed payments.

(3)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked.
Of the account balances that defaulted as shown above at February 29, 2012 and February 28, 2011, respectively, approximately 46% and 34% of the total balances charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and that have not subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under the section entitled "Allowance for Loan Losses."
Purchased Credit-Impaired Loans. Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction as well as the additional private student loan portfolio acquired from Citibank comprise the Company’s only PCI loans at February 29, 2012 and November 30, 2011. Total PCI student loans had an outstanding balance of $5.6 billion and $5.7 billion, including accrued interest, and a related carrying amount of $5.1 billion and $5.3 billion as of February 29, 2012 and November 30, 2011, respectively.
Management concluded it is probable that the Company will be unable to collect all contractually required payments due but the Company is unable to specifically identify which loans the Company will be unable to collect. Therefore, the Company has elected to apply ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality by analogy to the entire pool of acquired loans.

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
As of the acquisition date of December 31, 2010, the PCI student loans acquired in the SLC transaction had an aggregate outstanding balance of approximately $3.8 billion, including accrued interest, and a fair value (initial carrying value) of approximately $3.1 billion. Of the $3.8 billion aggregate outstanding balance of loans acquired, loans with an aggregate outstanding balance of approximately $31 million were non-accruing as of the acquisition date.
As of the acquisition date of September 30, 2011, the private student loans acquired from Citibank had an aggregate outstanding balance and an estimated fair value of approximately $2.4 billion. These loans were acquired at a discount which reflects a decline in the credit quality of the loans after their origination that is partially offset by a premium which reflects the value in certain loans that carry interest rates above prevailing market rates at the acquisition date. Of the $2.4 billion aggregate outstanding balance of loans acquired, loans with an outstanding balance of approximately $16 million were non-performing as of the acquisition date. There has not been any significant incremental credit deterioration on either portfolio since the respective acquisition dates and, therefore, no allowance has been established for the PCI student loans at February 29, 2012.
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
 ____________________

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
____________________

(1)	Amount represents principal and interest payments, both currently due and due in the future, adjusted for the effect of estimated prepayments.

(2)	Charge-offs on acquired loans will be written off against non-accretable difference.

(3)	Amount to be accreted into interest income over the estimated lives of the acquired loans.

The following table provides changes in accretable yield for the acquired loans for the three month periods ended February 29, 2012 and February 28, 2011 (dollars in millions):

	For the Three Months Ended February 29, 2012	For the Three Months Ended February 28, 2011
Balance at beginning of period	$2,580	$—
Acquisition of The Student Loan Corporation	—	1,776
Accretion into interest income	(77)	(39)
Reclassifications to non-accretable difference	(86)	—
Balance at end of period	$2,417	$1,737
During the three months ended February 29, 2012, the Company reclassified $86 million to non-accretable difference because of a decrease in expected cash flows. There were no reclassifications during the three months ended February 28, 2011. This amount will be recognized prospectively as an adjustment to yield over the remaining life of the pools.
At February 29, 2012, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.51% and 0.72% , respectively. At February 28, 2011, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.65% and 0.85%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans for the three months ended February 29, 2012 and February 28, 2011 was 1.31% and 1.06%, respectively.

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
The DCMT structure consists of Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties. Credit enhancement is provided by the subordinated Class B certificates, cash collateral accounts, and more subordinated Series 2009-CE certificates that are held by a wholly-owned subsidiary of Discover Bank. The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes. The majority of these more highly subordinated classes of notes are held by subsidiaries of Discover Bank. In addition, during the three months ended February 29, 2012 there was another outstanding series of certificates (Series 2009-SD), issued by DCMT, that provided increased excess spread levels to all other outstanding securities of the trusts. The Series 2009-SD certificates were held by a wholly-owned subsidiary of Discover Bank. The Series 2009-SD balance of $346.4 million matured on January 17, 2012, automatically triggering a higher required level of the Class D (2009-1) note. Accordingly, the size of the Class D (2009-1) note was increased by $241.7 million. The credit-related risk of loss associated with trust assets as of the balance sheet date to which the Company is exposed through the retention of these subordinated interests is fully captured in the allowance for loan losses recorded by the Company.
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

	February 29, 2012	November 30, 2011
Cash collateral accounts	$187,105	$187,105
Collections and interest funding accounts	75,341	977,195
Restricted cash	262,446	1,164,300
Investors’ interests held by third-party investors	14,294,739	13,294,739
Investors’ interests held by wholly owned subsidiaries of Discover Bank	4,912,601	5,157,536
Seller’s interest	13,612,707	15,363,585
Loan receivables (1)	32,820,047	33,815,860
Allowance for loan losses allocated to securitized loan receivables (1)	(1,323,867)	(1,510,730)
Net loan receivables	31,496,180	32,305,130
Other	27,253	26,506
Carrying value of assets of consolidated variable interest entities	$31,785,879	$33,495,936
 ____________________

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
In addition to performance measures associated with the transferred credit card loan receivables, there are other events or conditions which could trigger an early amortization event. As of February 29, 2012, no economic or other early amortization events have occurred.
The tables below provide information concerning investors’ interests and related excess spreads at February 29, 2012 (dollars in thousands):

	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$2,900,522	5
Discover Card Execution Note Trust (DiscoverSeries notes)	16,306,818	33
Total investors’ interests	$19,207,340	38
____________________

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread(1)(2)
Group excess spread percentage	14.07%
DiscoverSeries excess spread percentage	13.94%
 ____________________

(1)
DCMT certificates refer to the higher of the Group excess spread or their applicable series excess spread (not shown) and DiscoverSeries notes refer to the higher of the Group or DiscoverSeries excess spread in assessing whether an economic early amortization has been triggered.

(2)
Discount Series (Series 2009-SD) made principal collections available for reallocation to other series to cover shortfalls in interest and servicing fees and to reimburse charge-offs. These collections and their contribution to excess spread terminated when the Series 2009-SD certificates matured on January 17, 2012. Three-month rolling average excess spread rates shown reflect the availability of these additional collections in one of the three-months averaged.

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

The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in thousands):

	February 29, 2012	November 30, 2011
Restricted cash	$97,860	$109,875
Student loan receivables	2,772,796	2,839,871
Other assets	3,492	7,218
Carrying value of assets of consolidated variable interest entities	$2,874,148	$2,956,964

6.	Deposits
The Company offers its deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (IRA) certificates of deposit to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). As of February 29, 2012 and November 30, 2011, the Company had approximately $27.3 billion and $26.2 billion, respectively, of direct-to-consumer deposits and approximately $12.7 billion and $13.3 billion, respectively, of brokered deposits.
A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	February 29, 2012	November 30, 2011
Certificates of deposit in amounts less than $100,000(1)	$19,524,743	$20,114,121
Certificates of deposit from amounts of $100,000(1)to less than $250,000(1)	5,293,246	5,290,405
Certificates of deposit in amounts of $250,000(1)or greater	1,179,288	1,189,779
Savings deposits, including money market deposit accounts	14,017,348	12,869,582
Total interest-bearing deposits	$40,014,625	$39,463,887
Average annual interest rate	2.17%	2.57%
 ____________________

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
At February 29, 2012, certificates of deposit maturing during the remainder of 2012, over the next four years and thereafter were as follows (dollars in thousands):

Year	Amount
2012	$9,474,433
2013	$8,128,680
2014	$3,479,411
2015	$2,217,826
2016	$1,583,300
Thereafter	$1,113,627

7.	Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in thousands):

	February 29, 2012		November 30, 2011
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Securitized Debt
Fixed rate asset-backed securities
Principal value (including discount of $1,396)	$2,748,604	3.89%	$1,748,742	5.65%	Various fixed rates	Various June 2013— September 2017
Fair value adjustment(3)	(2,816)		—
Book value	2,745,788		1,748,742
Floating rate asset-backed securities	10,044,739	0.81%	10,044,739	0.81%	1-month LIBOR(1) + 5 to 130 basis points	Various April 2012— November 2016
Floating rate asset-backed securities	1,250,000	0.89%	1,250,000	0.69%	3-month LIBOR(1) + 34 basis points	December 2012
Floating rate asset-backed securities and other borrowings	250,000	0.91%	250,000	0.91%	Commercial Paper rate + 70 basis points	April 2013
Total Discover Card Master Trust I and Discover Card Execution Note Trust	14,290,527		13,293,481
Floating rate asset-backed securities (including discount of $213,482)	1,341,174	0.78%	1,390,066	0.60%	3-month LIBOR(1) + 7 to 45 basis points	Various April 2018— July 2036(2)
Floating rate asset-backed securities (including discount of $3,390)	606,073	4.25%	627,072	4.25%	Prime rate +100 basis points	June 2031(2)
Floating rate asset-backed securities (including premium of $2,465)	147,330	4.00%	157,338	4.00%	Prime rate + 75 basis points	July 2042(2)
Floating rate asset-backed securities (including premium of $5,963)	356,337	3.75%	374,555	3.75%	1-month LIBOR(1) + 350 basis points	July 2042(2)
Total SLC Private Student Loan Trusts	2,450,914		2,549,031
Total Long-Term Borrowings—owed to securitization investors	16,741,441		15,842,512
Discover Financial Services (Parent Company)
Fixed rate senior notes due 2017
Principal value (including discount of $431)	399,569	6.45%	399,549	6.45%	Fixed	June 2017
Fair value adjustment(3)	15,273		9,855
Book value	414,842		409,404
Fixed rate senior notes due 2019	400,000	10.25%	400,000	10.25%	Fixed	July 2019
Discover Bank
Subordinated bank notes due 2019 (including discount of $1,392)	698,608	8.70%	698,563	8.70%	Fixed	November 2019
Subordinated bank notes due 2020 (including discount of $2,815)	497,185	7.00%	497,099	7.00%	Fixed	April 2020
Floating rate secured borrowings(4)	—	—%	437,613	0.70%	Commercial Paper rate + 50 basis points	February 2012 (4)
Capital lease obligations	1,882	4.51%	1,987	4.51%	Fixed	April 2016
Total long-term borrowings	$18,753,958		$18,287,178
 ____________________

(1)	London Interbank Offered Rate (“LIBOR”).

(2)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(3)	The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in LIBOR. See Note 14: Derivatives and Hedging Activities.

(4)
Under a program established by the U.S. Department of Education, this loan facility was entered into to fund certain federal student loans, which were held for sale at November 30, 2011. However, upon sale of the loans during the three months ended February 29, 2012, this loan facility was assumed by the buyer.

Maturities. Long-term borrowings had the following maturities at February 29, 2012 (dollars in thousands):

Year	Amount
Due in 2012	$3,326,336
Due in 2013	5,179,066
Due in 2014	2,789,685
Due in 2015	1,597,460
Due in 2016	399,997
Thereafter	5,461,414
Total	$18,753,958

Effective December 16, 2011, the Company terminated a $2.4 billion unsecured committed credit facility that was scheduled to expire under its terms in May 2012. The facility was a source of contingent liquidity and the Company had not borrowed under the facility during its term. The facility was terminated due to the availability of other sources of contingent liquidity.
The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of February 29, 2012, the total commitment of secured credit facilities through private providers was $7 billion, of which $250 million had been used and was included in long-term borrowings at February 29, 2012. Access to the unused portions of the secured credit facilities is dependent upon the agreement with each of the providers which have various expirations in fiscal years 2013, 2014 and 2015. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
Short-Term Borrowings. Short-term borrowings consist of overnight Federal Funds purchased with original maturities less than one year. There were no short-term borrowings as of February 29, 2012. At November 30, 2011 the short-term borrowing balance was $50 million. The weighted-average interest rate on short term borrowings was 0.03% and 0.18% for the three months ended February 29, 2012 and February 28, 2011, respectively.

8.	Income Taxes
Income tax expense consisted of the following (dollars in thousands):

	For the Three Months Ended
	February 29, 2012	February 28, 2011
Current:
U.S. federal	$255,663	$138,848
U.S. state and local	39,369	2,407
International	1,212	1,345
Total	296,244	142,600
Deferred:
U.S. federal	80,690	108,629
U.S. state and local	6,325	3,891
International	(19)	(9)
Total	86,996	112,511
Income tax expense	$383,240	$255,111

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended
	February 29, 2012	February 28, 2011
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.2	0.9
Other	(0.4)	(0.5)
Effective income tax rate	37.8%	35.4%

The Company is under continuous examination by the IRS and the tax authorities for various states. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 2006 through the short period June 30, 2007 when the Company was a subsidiary of Morgan Stanley. A separate post-spin examination covers the years 2008 through 2010. The Company is pursuing an IRS administrative appeal of the IRS proposed assessment for the years 1999 through 2005. The Company does not anticipate that a resolution of the IRS administrative appeal will occur within the next 12 months as it is in the preliminary stage. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. Due to uncertainty of the outcome of the IRS examinations and the IRS administrative appeal, the Company is unable to determine if the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. However, the Company believes that its reserve is sufficient to cover any tax, penalties and interest that could result.

9.	Earnings Per Share
The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	For the Three Months Ended
	February 29, 2012	February 28, 2011
Numerator:
Net income available to common stockholders	$631,006	$464,892
Income allocated to participating securities	(6,582)	(5,464)
Net income allocated to common stockholders	$624,424	$459,428
Denominator:
Weighted average shares of common stock outstanding	529,565	545,052
Effect of dilutive common stock equivalents	1,092	489
Weighted average shares of common stock outstanding and common stock equivalents	530,657	545,541
Basic earnings per share	$1.18	$0.84
Diluted earnings per share	$1.18	$0.84

The following securities were considered anti-dilutive and therefore were excluded from the denominator in the computation of diluted EPS (shares in thousands):

	For the Three Months Ended
	February 29, 2012	February 28, 2011
Unexercised stock options	336	554

10.	Capital Adequacy
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of February 29, 2012, the Company and the Bank met all capital adequacy requirements to which they were subject.
Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of February 29, 2012, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.
The following table shows the actual capital amounts and ratios of the Company and the Bank as of February 29, 2012 and November 30, 2011 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
February 29, 2012
Total capital (to risk-weighted assets)
Discover Financial Services	$10,385,418	17.6%	$4,725,838	≥8.0%	$5,907,298	≥10.0%
Discover Bank	$8,959,618	15.4%	$4,656,873	≥8.0%	$5,821,091	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$8,435,902	14.3%	$2,362,919	≥4.0%	$3,544,379	≥6.0%
Discover Bank	$7,020,744	12.1%	$2,328,437	≥4.0%	$3,492,655	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$8,435,902	12.1%	$2,783,332	≥4.0%	$3,479,165	≥5.0%
Discover Bank	$7,020,744	10.2%	$2,744,047	≥4.0%	$3,430,059	≥5.0%
November 30, 2011
Total capital (to risk-weighted assets)
Discover Financial Services	$9,808,660	16.5%	$4,764,887	≥8.0%	$5,956,109	≥10.0%
Discover Bank	$8,671,391	14.8%	$4,693,645	≥8.0%	$5,867,056	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$7,850,451	13.2%	$2,382,444	≥4.0%	$3,573,665	≥6.0%
Discover Bank	$6,724,176	11.5%	$2,346,822	≥4.0%	$3,520,234	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$7,850,451	11.5%	$2,729,480	≥4.0%	$3,411,851	≥5.0%
Discover Bank	$6,724,176	10.0%	$2,690,135	≥4.0%	$3,362,668	≥5.0%

11.	Commitments, Contingencies and Guarantees
Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2022. At February 29, 2012, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in thousands):

	Capitalized Leases	Operating Leases
2012	$381	$7,923
2013	508	10,129
2014	508	8,774
2015	489	7,765
2016	179	7,504
Thereafter	—	15,234
Total minimum lease payments	2,065	$57,329
Less: Amount representing interest	183
Present value of net minimum least payments	$1,882
Unused commitments to extend credit. At February 29, 2012, the Company had unused commitments to extend credit for consumer loans and commercial loans of approximately $163.2 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other consumer loan products, provided there is no violation of conditions in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
Commitments to purchase private student loans. Discover Bank entered into an agreement with Citibank to purchase any private student loans originated by Citibank on or after December 31, 2010 under a new loan origination agreement entered into between Citibank and SLC on December 31, 2010. Discover Bank has agreed to purchase any loans first funded by Citibank on December 31, 2010 or later, including a premium equal to 0.125%. Discover Bank completed the first purchase of loan participations under this agreement on January 3, 2011. The agreement has been amended to extend to December 31, 2012, effective upon the closing of Discover Bank's purchase of private student loans from Citibank on September 30, 2011. Although the agreement does not set forth a minimum or maximum amount of loans to be purchased, Discover Bank must purchase all eligible loans originated by Citibank, which the Company estimates to be $200.0 million to $400.0 million over the remaining life of the agreement, as amended. As of February 29, 2012, Discover Bank had an outstanding commitment to purchase $15.6 million of loans under this agreement.
Commitments to purchase residential mortgage backed securities. As of February 29, 2012, the Company had outstanding commitments of $328.3 million to purchase future investments as a part of its investing activities. These commitments related to agency residential mortgage-backed securities that were traded, but for which settlement did not occur until second quarter of 2012. As of February 29, 2012, the Company had not recorded any liability associated with these investments.
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

February 29, 2012
Diners Club:
Merchant guarantee (in millions)	$255
PULSE:
ATM guarantee (in thousands)	$1,078
With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of February 29, 2012, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of February 29, 2012, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.
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
The table below summarizes certain information regarding merchant chargebacks guarantees:

	For the Three Months Ended
	February 29, 2012	February 28, 2011
Losses related to merchant chargebacks (in thousands)	$89	$921
Aggregate sales transaction volume (in millions)(1)	$27,726	$25,787
____________________

(1)	Represents period transactions processed on the Discover Network to which a potential liability exists which, in aggregate, can differ from credit card sales volume.
The Company has not recorded any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees on February 29, 2012 and November 30, 2011. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts, and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition (dollars in thousands):

	February 29, 2012	November 30, 2011
Settlement withholdings and escrow deposits	$26,124	$24,297

12.	Litigation and Regulatory Matters
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
As referenced above, the FDIC has been reviewing Discover Bank's marketing practices with respect to its fee-based products, including its payment protection fee product. The FDIC and the CFPB have notified Discover Bank that they plan to take a joint enforcement action against Discover Bank. Before the FDIC's and the CFPB's review began, Discover Bank made changes to both its fee-based products and program, and Discover Bank believes its current business practices substantially address the regulators' concerns. The enforcement action could include civil monetary penalties, significant restitution and additional business practice changes.
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
On March 6, 2012, a class action lawsuit was filed against the Company by a cardmember in the U.S. District Court for the Northern District of California (Andrew Steinfeld v. Discover Financial Services, DFS Services LLC and Discover Bank). The plaintiff alleges that the Company contacted him, and members of the class he seeks to represent, on their cellular telephones without their express consent in violation of the TCPA. Plaintiff seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiff.

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
The following table provides the estimated fair values of financial instruments (dollars in thousands):

	February 29, 2012		November 30, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$6,315,152	$6,315,152	$2,849,843	$2,849,843
Restricted cash	$361,307	$361,307	$1,285,820	$1,285,820
Investment securities:
Available-for-sale	$6,174,073	$6,174,073	$6,107,831	$6,107,831
Held-to-maturity	$95,703	$95,935	$98,222	$96,042
Net loan receivables	$54,320,670	$55,349,917	$55,131,739	$56,132,696
Derivative financial instruments	$68,196	$68,196	$63,576	$63,576
Financial Liabilities
Deposits	$40,147,912	$40,862,572	$39,577,462	$40,329,406
Short-term borrowings	$—	$—	$50,000	$50,000
Long-term borrowings—owed to securitization investors	$16,741,441	$17,101,250	$15,842,512	$16,229,283
Other long-term borrowings	$2,012,517	$2,375,156	$2,444,666	$2,642,972
Derivative financial instruments	$3,169	$3,169	$448	$448
Cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the low level of risk these assets present to the Company as well as the relatively liquid nature of these assets, particularly given their short maturities.
Restricted cash. The carrying value of restricted cash approximates fair value due to the low level of risk these assets present to the Company as well as relatively liquid nature of these assets, particularly given their short maturities.
Available-for-sale investment securities. Investment securities classified as available-for-sale consist of U.S. Treasury and government agency securities, corporate debt, residential mortgage-backed securities issued by agencies, and credit card asset-backed securities issued by other financial institutions. The fair values for the U.S. Treasury and government agency securities are valued based on quoted market prices for the same or similar securities. The fair value estimation techniques for the corporate debt, mortgage-backed securities and credit card asset-backed securities issued by other financial institutions are discussed below.

Held-to-maturity investment securities. Held-to-maturity investment securities consist of residential mortgage-backed securities issued by agencies and municipal bonds. Municipal bonds are valued based on quoted market prices for the same or similar securities. The fair value estimation techniques for the mortgage-backed securities issued by agencies are discussed below.
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
Deposits. The carrying values of money market deposits, savings deposits and demand deposits approximate fair value due to the potentially liquid nature of these deposits. For time deposits for which readily available market rates do not exist, fair values are estimated by discounting expected future cash flows using market rates currently offered for deposits with similar remaining maturities.
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

Disclosures concerning assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)	Total
Balance at February 29, 2012
Assets
U.S Treasury securities	$2,660,175	$—	$—	$2,660,175
U.S government agency securities	2,815,960	—	—	2,815,960
Credit card asset-backed securities of other issuers	—	298,542	—	298,542
Corporate debt securities	—	347,614	—	347,614
Residential mortgage-backed securities - Agency	—	51,782	—	51,782
Available-for-sale investment securities	$5,476,135	$697,938	$—	$6,174,073
Derivative financial instruments	$—	$68,196	$—	$68,196
Liabilities
Derivative financial instruments	$—	$3,169	$—	$3,169
Balance at November 30, 2011
Assets
U.S Treasury securities	$2,563,250	$—	$—	$2,563,250
U.S government agency securities	2,795,223	—	—	2,795,223
Credit card asset-backed securities of other issuers	—	299,889	—	299,889
Corporate debt securities	—	449,469	—	449,469
Available-for-sale investment securities	$5,358,473	$749,358	$—	$6,107,831
Derivative financial instruments	$—	$63,576	$—	$63,576
Liabilities
Derivative financial instruments	$—	$448	$—	$448
____________________

(1)	There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended February 29, 2012 and February 28, 2011.

At February 29, 2012, amounts reported in credit card asset-backed securities issued by other institutions reflected senior-rated Class A securities having a par value of $255.2 million and more junior-rated Class B and Class C securities with par values of $22.0 million and $20.9 million, respectively. The Class A securities had a weighted-average coupon of 0.78% and a weighted-average remaining maturity of 8.8 months, the Class B, 0.55% and 13.8 months, respectively, and the Class C, 0.68% and 4.9 months, respectively. The assets underlying these securities are predominantly prime general-purpose credit card loan receivables. Amounts reported in corporate debt securities reflected government-rated corporate debt obligations issued under the Temporary Liquidity Guarantee Program (“TLGP”) that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with a par value of $345.0 million, a weighted-average coupon of 2.12% and a weighted-average remaining maturity of 4.9 months. Amounts reported in residential mortgage-backed securities reflected government-rated obligations issued by the Federal National Mortgage Association with a par value of $49.5 million, a weighted-average coupon of 3.00% and a weighted-average remaining maturity of 3.5 years.

Fair values estimates for corporate debt obligations issued under TLGP are derived utilizing a spread relative to an underlying benchmark curve which reflects the terms and conditions of specific instruments being valued. The fair values estimates of mortgage-backed and credit card asset-backed securities are valued based on the best information available. This data may consist of observed market prices, broker quotes or discounted cash flow models which incorporate assumptions such as benchmark yields, issuer spreads, prepayment speeds, credit ratings and losses, the priority of which may vary based on availability of information.

The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis. Net transfers into and/or out of Level 3 are presented using beginning of the period fair values excluding purchases and other settlements. There were no Level 3 assets or liabilities measured at fair value on a recurring basis at any point during the three months ended February 29, 2012.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three months ended February 29, 2012 and February 28, 2011, the Company had no impairments related to these assets. Fair value adjustments for loans held for sale are periodically recorded in other income in the consolidated statements of income. During the three months ended February 29, 2012, the Company recorded a loss of $518 thousand related to the sale of loans held for sale. There were no gains or losses related to loans held for sale during the three months ended February 28, 2011. As of February 29, 2012, the Company had not made any fair value elections with respect to any of its eligible assets and liabilities as permitted under ASC 825-10-25.

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
Derivatives may give rise to counterparty credit risk, which generally is addressed through collateral arrangements as described under the sub-heading "Collateral Requirements and Credit-Risk Related Contingency Features." The Company enters into derivative transactions with established dealers that meet minimum credit criteria established by the Company. All counterparties must be pre-approved prior to engaging in any transaction with the Company. Counterparties are monitored on a periodic basis by the Company to ensure compliance with the Company’s risk policies and limits.
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
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at February 29, 2012 will be reclassified to interest income as interest payments are received on certain of the Company's floating rate credit card loan receivables. During the next 12 months, the Company estimates it will reclassify to earnings $6.4 million of pretax gains related to its derivatives designated as cash flow hedges.

Fair Value Hedges. The Company is exposed to changes in fair value of certain of its fixed rate debt obligations due to changes in interest rates. During the three months ended February 29, 2012, the Company used interest rate swaps to manage its exposure to changes in fair value of certain fixed rate senior notes, securitized debt and interest-bearing brokered deposits attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. The interest rate swaps involve the receipt of fixed rate amounts from the respective counterparties in exchange for the Company making payments of variable rate amounts over the life of the agreements without exchange of the underlying notional amounts. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits relating to the risk being hedged were recorded in interest expense and provided substantial offset to one another. Ineffectiveness related to these fair value hedges was recorded in interest expense. Any basis differences between the fair value and the carrying amount of the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits at the inception of the hedging relationship is amortized and recorded in interest expense.

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
The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the statement of financial condition each is reported as of February 29, 2012 and November 30, 2011. See Note 13: Fair Value Disclosures for a description of the valuation methodologies of derivatives. (Dollars in thousands):

	February 29, 2012				November 30, 2011
			Balance Sheet Location			Balance Sheet Location
	Notional Amount	Number of Transactions	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps—Cash Flow hedge	$2,000,000	8	$9,812	$—	$2,000,000	$12,191	$—
Interest rate swaps—Fair Value hedge	$3,775,290	133	$54,724	$3,159	$2,338,276	$44,171	$279
Derivatives not designated as hedges:
Foreign exchange forward contracts(1)	$21,320	3	$174	$10	$21,453	$—	$169
Interest rate swap	$1,224,566	1	$3,486	$—	$1,294,932	$7,214	$—
 ____________________

(1)	The foreign exchange forward contracts have notional amounts of EUR 14 million and GBP 1.7 million as of February 29, 2012 and November 30, 2011.

The following table summarizes the impact of the derivative instruments on income, and indicates where within the condensed consolidated statements of income such impact is reported for the three months ended February 29, 2012 and February 28, 2011 (dollars in thousands):

		For the Three Months Ended
	Location	February 29, 2012	February 28, 2011
Derivatives designated as hedges:
Interest Rate Swaps—Cash Flow Hedges:
Loss recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$(2,379)	$(14,086)
Total losses recognized in other comprehensive income		$(2,379)	$(14,086)
Amount reclassified from other comprehensive income into income	Interest Income	$1,872	$1,851
Interest Rate Swaps—Fair Value Hedges:
Interest expense—ineffectiveness		10,479	(12,915)
Interest expense—other		5,105	1,649
Gain (loss) on interest rate swaps	Interest Expense	15,584	(11,266)
Interest expense—ineffectiveness		(9,028)	13,723
Interest expense—other		(1,549)	(1,616)
(Loss) gain on hedged item	Interest Expense	(10,577)	12,107
Total gains recognized in income		$6,879	$2,692
Derivatives not designated as hedges:
Gain (loss) on forward contracts	Other Income	$127	$(451)
Gain (loss) on interest rate swaps	Other Income	(3,852)	(688)
Total (losses) on derivatives not designated as hedges recognized in income		$(3,725)	$(1,139)

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

As of February 29, 2012, Discover Bank had the right to reclaim $3.4 million of cash collateral that had been posted as a result of the fair value position of the interest rate swaps with certain counterparties and as of February 29, 2012, DFS had a right to reclaim $4.0 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At February 29, 2012, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $72.0 million as of February 29, 2012. The Company had an obligation to return $60.5 million cash collateral deposited with the Company (net of $4.0 million referenced above) as of February 29, 2012.

As of February 29, 2012, the Company had interest rate swaps in a net liability position with certain counterparties, the fair value of which was $3.0 million, inclusive of accrued interest. If the Company had breached any provisions of the derivative agreements, it could have been required to settle its obligations under the agreements at their termination value, $3.0 million as of February 29, 2012.

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

•
Direct Banking. The Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses and other consumer products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through the Company’s Discover Bank subsidiary. The majority of the Direct Banking revenues relate to interest income earned on each of its loan products. Additionally, the Company’s credit card products generate substantially all of the Company’s revenues related to discount and interchange, protection products (previously referred to as "fee products") and loan fee income.

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

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.

•	Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data for the three months ended February 29, 2012 and February 28, 2011 (dollars in thousands):

For the Three Months Ended	Direct Banking	Payment Services	Total
February 29, 2012
Interest income
Credit card	$1,423,806	$—	$1,423,806
Private student loans	40,482	—	40,482
PCI student loans	77,243	—	77,243
Personal loans	82,975	—	82,975
Other	22,050	3	22,053
Total interest income	1,646,556	3	1,646,559
Interest expense	353,208	52	353,260
Net interest income (expense)	1,293,348	(49)	1,293,299
Provision for loan losses	151,529	—	151,529
Other income	463,495	86,008	549,503
Other expense	642,707	34,320	677,027
Income before income tax expense	$962,607	$51,639	$1,014,246
February 28, 2011
Interest income
Credit card	$1,417,116	$—	$1,417,116
Private student loans	21,441	—	21,441
PCI student loans	38,957	—	38,957
Personal loans	56,055	—	56,055
Other	19,388	7	19,395
Total interest income	1,552,957	7	1,552,964
Interest expense	382,657	71	382,728
Net interest income (expense)	1,170,300	(64)	1,170,236
Provision for loan losses	417,709	—	417,709
Other income	486,063	76,561	562,624
Other expense	561,752	33,396	595,148
Income before income tax expense	$676,902	$43,101	$720,003

16.	Subsequent Events
Cash Dividend. On March 13, 2012, the Company announced a cash dividend of $0.10 per share, payable on April 19, 2012, to stockholders of record at the close of business on April 5, 2012.

Share Repurchase Program. On March 13, 2012, the board of directors of the Company approved a share repurchase program authorizing the repurchase of up to $2.0 billion of the Company's common stock. The program expires on March 22, 2014 and may be terminated at any time. This share repurchase program replaces the prior $1.0 billion program that had $575 million of remaining authorization. The Company expects to make share repurchases under the program from time to time based on market conditions and other factors, subject to legal and regulatory restrictions. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.

Share Repurchase Agreement. On March 23, 2012, the Company executed a share repurchase agreement with an unaffiliated financial institution under which the Company will purchase $250 million of the Company's outstanding shares of common stock. The specific number of shares to be purchased will be based generally on the volume weighted average share price of the Company's shares of common stock during the term of the agreement.

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

The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt, and investor sentiment; the impact of current, pending and future legislation, regulation, supervisory guidance, and regulatory and legal actions, including those related to financial regulatory reform, consumer financial services practices, and funding, capital and liquidity; the actions and initiatives of current and potential competitors; our ability to manage our expenses; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants; our ability to sustain and grow our private student loan portfolio; our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; limits on our ability to pay dividends and repurchase our common stock; fraudulent activities or material security breaches of key systems; our ability to increase or sustain Discover card usage or attract new customers; our ability to attract new merchants and maintain relationships with current merchants; the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events; our ability to introduce new products and services; our ability to manage our relationships with third-party vendors; our ability to maintain current technology and integrate new and acquired systems; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; difficulty obtaining regulatory approval for, financing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of or investments in businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities. Our pending acquisition of the mortgage origination business of Tree.com, Inc. is subject to closing conditions including regulatory approvals.

Additional factors that could cause our results to differ materially from those described below can be found in this section in this quarterly report and in “Risk Factors,” “Business—Competition,” “Business—Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended November 30, 2011, filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).

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

Our primary revenues consist of interest income earned on loan receivables and fees earned from customers, merchants and issuers. The primary expenses required to operate our business include funding costs (interest expense), loan loss provisions, customer rewards, and expenses incurred to grow, manage and service our loan receivables and networks. Our business activities are funded primarily through consumer deposits, securitization of loan receivables and the issuance of unsecured debt.

First Quarter 2012 Highlights

•	Net income for the first quarter 2012 was $631 million as compared to $465 million in the first quarter 2011.

•
Discover card sales volume was $25.6 billion in the first quarter 2012, an increase of 7% over the first quarter 2011. This growth was primarily due to an increase in the number of customers using their Discover card.

•
Our total loan portfolio grew to $56.3 billion, up $5.4 billion, or 11%, in the first quarter 2012 as compared to the first quarter 2011. This year-over-year growth is primarily due to an increase of $3.0 billion in PCI and private student loans, including the acquisition of $2.4 billion in PCI private student loans in the fourth quarter 2011. In addition, $1.6 billion is attributed to an increase in credit card loans, resulting from higher volumes and lower charge-offs.

•
Payments services had pre-tax income of $52 million, an increase of $9 million, or 21%, over the same quarter in 2011. Transaction volume for the segment was $47 billion in the quarter, an increase of 8% from the first quarter 2011.

•	We issued $1.0 billion of credit card asset-backed securities in a registered public offering on February 1, 2012 at a fixed interest rate of 0.81% and with a maturity of three years.
Recent Developments

•	On March 13, 2012, we received non-objection from the Federal Reserve with respect to our proposed capital actions through March 31, 2013.

•
Also on March 13, 2012, our board of directors approved a dividend of $.10 per share of common stock and a new two-year share repurchase program authorizing the repurchase of up to $2 billion of our outstanding shares of common stock. For more information, see "- Liquidity and Capital Resources - Capital."

•
On March 23, 2012, we executed a share repurchase agreement with an unaffiliated financial institution under which we will purchase $250 million of our outstanding shares of common stock. For more information, see "- Liquidity and Capital Resources - Capital."

Outlook
Credit performance has continued to improve during the first quarter of 2012. Improvements in delinquency rates resulted in reserve releases in the first quarter although we expect to build reserves as our loan portfolio continues to grow.
We are focused on growing our card receivables in 2012 through new account acquisitions and wallet share gains by enhancing our brand through expanded partnerships, advertising, and rewards. We are also targeting solid growth and strong returns in our private student loan and personal loan portfolios, while continuing to pursue other opportunities to diversify our direct banking business, such as our pending acquisition of the mortgage origination business of Tree.com.

We anticipate further total yield compression in 2012 due to the continuing effects of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") implementation, an increase in promotional offers and expected growth in private student loans, which tend to carry lower interest rates. We expect this yield compression to continue to be offset by continued funding cost improvements. Funding costs are expected to continue to decline over the next year as we benefit from the interest rate environment and replace higher-priced time deposits with lower-priced deposits and borrowings. We plan to continue to seek cost-effective funding while maintaining strong liquidity. Net interest margin is expected to remain relatively stable through 2012.

 We will continue to focus on building our networks through investments to strengthen brand awareness and acceptance globally through support of our Diners Club network and arrangements with other networks and merchant acquirers. Recently, we announced a long-term agreement with the National Payments Corporation of India ("NPCI"), the consortium of banks that runs the RuPay network, which will enable acceptance of Discover and Diners Club International at NPCI ATMs and eventually point-of-sale terminals in India. We expect this arrangement will also result in increased transaction volume on the Discover, Diners Club and PULSE networks outside of India.

Regulatory Environment and Developments

Overview
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Reform Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms. Bank holding companies with $50 billion or more in total consolidated assets, including Discover, are considered systemically significant under the Reform Act and are subject to heightened prudential standards to be established by the Federal Reserve. Certain provisions of the Reform Act that may have a significant impact on us are described in more detail in the "Risk Factors" and "Regulatory Environment and Developments" sections in our annual report on Form 10-K for the year ended November 30, 2011 and recent developments are discussed below.
Our banking regulators have introduced and continue to introduce new regulations and supervisory guidance and practices as required by the Reform Act and in response to the heightened Congressional and regulatory focus on consumer financial services generally, increasing their scrutiny over us and the industry. Also, additional legislative or regulatory action that may impact our businesses may result from the multiple studies mandated under the Reform Act, such as the study of private student loans referenced below. We are unable to predict whether any additional changes to statutes or regulations affecting the consumer financial services industry, including the interpretation or implementation thereof, will occur in the future.
The effect of the Reform Act and other regulatory initiatives on our business and operations could be significant, depending upon final implementing regulations, the actions of our competitors and the behavior of consumers and other marketplace participants. The Reform Act, other legislative and regulatory changes, and enhanced scrutiny by our regulators could have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest significant management time and resources in compliance efforts, imposing additional costs on us, limiting fees we can charge for services, requiring us to meet more stringent capital, liquidity and leverage ratio requirements (including those under Basel III), increasing our cost or restricting our ability to access the securitization markets for our funding, impacting the value of our assets, or otherwise adversely affecting our businesses.
Consumer Financial Services
The Consumer Financial Protection Bureau (“CFPB”) has been collecting information from us and other student loan lenders for a report on private education loans and private educational lenders due from the CFPB and the Department of Education (“DOE”) in July 2012 that examines, among other things, the private education loan market; underwriting criteria used by lenders; loan terms, conditions and pricing; consumer protections available to borrowers; and fair lending considerations. The impact of this heightened scrutiny of the student loan market and its participants, including any resulting legislative or regulatory initiatives, is uncertain at this time, but could adversely impact the profitability and growth of our private student loan portfolio. In addition, the CFPB recently expanded its online complaint system beyond credit cards and mortgages to include personal loans, student loans and deposits. These complaints could inform CFPB future decisions with respect to regulatory, enforcement or examination focus.
Payment Networks
Following enactment of the Reform Act and related Federal Reserve regulations related to debit routing and fees, large competing networks have begun recently to employ new merchant and acquirer pricing and transaction routing strategies, including through changes to their operating rules, which may result in a reconfiguration of how credit and debit transaction volume is routed. We are closely monitoring the implementation of these strategies in order to assess their impact on our business and on competition in the marketplace. While we are still assessing all of our options for responding to these developments, they may adversely impact PULSE’s ability to compete for issuer participation and merchant and acquirer routing.

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

Direct Banking. Our Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses and other consumer products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through our Discover Bank subsidiary. The majority of the Direct Banking revenues relate to interest income earned on each of our loan products. Additionally, the Company’s credit card products generate substantially all of the Company’s revenues related to discount and interchange, protection products and loan fee income.

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
The following table presents segment data (dollars in thousands):

	For the Three Months Ended
	February 29, 2012	February 28, 2011
Direct Banking
Interest income
Credit card	$1,423,806	$1,417,116
Private student loans	40,482	21,441
PCI student loans	77,243	38,957
Personal loans	82,975	56,055
Other	22,050	19,388
Total interest income	1,646,556	1,552,957
Interest expense	353,208	382,657
Net interest income	1,293,348	1,170,300
Provision for loan losses	151,529	417,709
Other income	463,495	486,063
Other expense	642,707	561,752
Income before income tax expense	962,607	676,902
Payment Services
Interest income	3	7
Interest expense	52	71
Net interest expense	(49)	(64)
Provision for loan losses	—	—
Other income	86,008	76,561
Other expense	34,320	33,396
Income before income tax expense	51,639	43,101
Total income before income tax expense	$1,014,246	$720,003

The following table presents information on transaction volume (in thousands):

	For the Three Months Ended
	February 29, 2012	February 28, 2011
Network Transaction Volume
PULSE Network	$37,577,318	$34,379,837
Third-Party Issuers	2,036,858	1,771,948
Diners Club (1)	7,099,716	6,997,568
Total Payment Services	46,713,892	43,149,353
Discover Network—Proprietary (2)	26,481,707	24,784,625
Total Volume	$73,195,599	$67,933,978
Transactions Processed on Networks
Discover Network	444,428	409,690
PULSE Network	995,625	929,260
Total	1,440,053	1,338,950
Credit Card Volume
Discover Card Volume (3)	$27,370,450	$25,759,260
Discover Card Sales Volume (4)	$25,604,256	$23,990,180
____________________

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances, and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
Our Direct Banking segment reported pretax income of $962.6 million for the three months ended February 29, 2012, as compared to pretax income of $676.9 million for the three months ended February 28, 2011.
Loan receivables totaled $56.3 billion at February 29, 2012, which was down from $57.3 billion at November 30, 2011, primarily due to a decrease in credit card loan receivables, as well as the sale of federal student loans in the first quarter of 2012 that were held-for-sale at November 30, 2011. Credit card loan receivables decreased during the three months ended February 29, 2012, as compared to the same period in 2011 primarily due to a seasonal increase in payments. This decrease in credit card loans was partially offset by growth in both our personal and private student loan portfolios. Discover card sales volume was $25.6 billion for the three months ended February 29, 2012, an increase of 7% as compared to the same period in 2011. This growth was driven primarily by an increase in the number of customers using their Discover card.
Net interest margin decreased during the three months ended February 29, 2012 as compared to the three months ended February 28, 2011 primarily driven by lower yields on credit card loans and the acquisition of lower yielding purchased credit-impaired ("PCI") private student loans. There was an increase in interest income relating to credit card loan receivables largely driven by a higher average level of loans, which was mostly offset by lower yields. Lower yields were driven by growth in loans offered at a promotional rate as well as the impact of the CARD Act, which led to restrictions on imposing default interest rates on existing balances. Interest income on credit card receivables also benefited from lower levels of interest charge-offs during the three months ended February 29, 2012 as compared to February 28, 2011. Interest income from other loans increased due to the acquisition of additional lower yielding PCI private student loans on September 30, 2011 (see Note 4: Loan Receivables to our condensed consolidated financial statements) as well as growth in personal loans. Interest expense declined in the three months ended February 29, 2012 as compared to the same period in 2011, as maturities of deposits bearing higher interest rates were replaced by funding from deposits that bear a lower interest rate.
At February 29, 2012, our delinquency rate for credit card loans over 30 days past due was 2.22% as compared to 2.39% at November 30, 2011, reflective of improvement in the underlying credit quality of our portfolio. For the three months ended February 29, 2012, our net charge-off rate on credit cards declined to 3.07%, as compared to 5.96% for the same period in 2011. A decline in the level of net charge-offs led to a decline in the provision for loan losses for the three months ended February 29, 2012 as compared to the same period in 2011. For a more detailed discussion on provision for loan losses, see “-Loan Quality-Provision and Allowance for Loan Losses.”
Total other income decreased for the three months ended February 29, 2012 as compared to the same period in 2011. This was primarily due to the inclusion of the originally estimated bargain purchase gain of $16 million related to the acquisition of SLC in the first quarter of 2011 (see Note 2: Business Combinations to our condensed consolidated financial statements). Other contributors to the decrease include lower revenue from the SLC transition service agreement combined a reduction in the fair value of an interest rate swap acquired in the SLC acquisition.
Total other expense increased for the three months ended February 29, 2012 as compared to the same period in 2011 primarily due to higher compensation expenses from increased headcount and an increase in professional fees, both driven by business and growth initiatives. Furthermore, there was an increase in professional fees due to higher transition service costs related to the SLC acquisition and a separate portfolio acquisition from Citibank. Other expense increased due to higher reserves related to pending litigation and regulatory matters as well as higher fraud costs. Information processing expenses increased during the first quarter of 2012 as compared to the same period in 2011 due to higher investments in infrastructure.
Payment Services
Our Payment Services segment reported pretax income of $51.6 million for the three months ended February 29, 2012, up $8.5 million as compared to the same period in 2011 as a result of higher volumes from transactions on the PULSE network primarily driven by a greater number of point-of-sale transactions, which have a higher margin. Expenses increased as a result of higher employee compensation expense driven by higher headcount, as well as due to the timing of incentive payments. These were largely offset by a decrease in costs related to timing of business development and infrastructure costs.
Transaction dollar volume increased $3.6 billion for the three months ended February 29, 2012 as compared to the three months ended February 28, 2011, primarily driven by increased PULSE point-of-sale volume. The number of transactions on the PULSE network increased by 7% for the three months ended February 29, 2012, as compared to the same period in 2011.

Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the accrual of credit card customer rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment and the accrual of income taxes as critical accounting estimates. These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the fiscal year ended November 30, 2011. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates.” There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the fiscal year ended November 30, 2011.

Earnings Summary
The following table outlines changes in our condensed consolidated statements of income for the periods presented (dollars in thousands):

	For the Three Months Ended		2012 vs. 2011 increase (decrease)
	February 29, 2012	February 28, 2011	$	%
Interest income	$1,646,559	$1,552,964	$93,595	6%
Interest expense	353,260	382,728	(29,468)	(8)%
Net interest income	1,293,299	1,170,236	123,063	11%
Provision for loan losses	151,529	417,709	(266,180)	(64)%
Net interest income after provision for loan losses	1,141,770	752,527	389,243	52%
Other income	549,503	562,624	(13,121)	(2)%
Other expense	677,027	595,148	81,879	14%
Income (loss) before income tax expense	1,014,246	720,003	294,243	41%
Income tax expense	383,240	255,111	128,129	50%
Net income	$631,006	$464,892	$166,114	36%

Net Interest Income
The tables that follow this section have been provided to supplement the discussion below and provide further analysis of net interest income, net interest margin and the impact of rate and volume changes on net interest income. Net interest income represents the difference between interest income earned on our interest-earning assets and the interest expense incurred to finance those assets. We analyze net interest income in total by calculating net interest margin (interest income, net of interest expense, as a percentage of average total loan receivables) and net yield on interest-bearing assets (net interest income as a percentage of average total interest-earning assets). We also separately consider the impact of the level of loan receivables and the related interest yield and the impact of the cost of funds related to each of our funding sources, along with the income generated by our liquidity portfolio, on net interest income.
Our interest-earning assets consist of: (i) loan receivables, (ii) cash and cash equivalents, which includes amounts on deposit with the Federal Reserve, highly rated certificates of deposit, and triple-A rated government mutual funds, (iii) restricted cash, (iv) short-term investments and (v) investment securities. Our interest-bearing liabilities consist primarily of deposits, both direct-to-consumer and brokered, and long-term borrowings, including amounts owed to securitization investors. Net interest income is influenced by the following:

•
The level and composition of loan receivables, including the proportion of credit card loans to other loans, as well as the proportion of loan receivables bearing interest at promotional rates as compared to standard rates;

•	The credit performance of our loans, particularly with regard to charge-offs of finance charges, which reduce interest income;

•	The terms of long-term borrowings and certificates of deposit upon initial offering, including maturity and interest rate;

•	The level and composition of other interest-bearing assets and liabilities, including our liquidity portfolio;

•	Changes in the interest rate environment, including the levels of interest rates and the relationships among interest rate indices, such as the prime rate, the Federal Funds rate and LIBOR;

•	The effectiveness of interest rate swaps in our interest rate risk management program; and

•	The difference between the carrying amount and future cash flows expected to be collected on PCI loans.
Net interest margin decreased slightly during the three months ended February 29, 2012 as compared to the same period in 2011. This was primarily driven by lower yields on credit cards and growth in lower yielding PCI private student loans. This was offset in part by the decline in interest expense as a percentage of average total loans due to improved funding rates on our deposit products. These factors, along with others, are discussed below.
Interest income on both credit card and other loans increased during the three months ended February 29, 2012 as compared to the three months ended February 28, 2011. The increase in interest income on credit card loans was driven by higher average levels of loans and lower interest charge-offs, offset in part by a decrease in yield. The decrease in yield was due to higher levels of loans being offered at a promotional rate as well as the receivable repricing restrictions imposed by the CARD Act. The increase in interest income on other loans was due to the acquisition of additional PCI private student loans on September 30, 2011 (see Note 4: Loan Receivables to our condensed consolidated financial statements) and loan growth in personal and private student loan portfolios.

Interest income on other interest-earning assets, which largely relates to investment income on our liquidity portfolio, increased primarily due a continued shift in the mix of our liquidity portfolio to higher yielding investments, and higher average levels of liquidity. Interest expense declined in the three months ended February 29, 2012 as compared to the same period in 2011 which was primarily due to maturities of deposits bearing higher interest rates being replaced by funding from deposits that bear a lower interest rate.

Average Balance Sheet Analysis

	For the Three Months Ended
	February 29, 2012			February 28, 2011
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$3,377,637	0.26%	$2,198	$4,224,045	0.24%	$2,539
Restricted cash	528,888	0.16%	207	1,336,226	0.17%	570
Other short-term investments	—	—%	—	375,000	1.07%	988
Investment securities	6,301,482	1.12%	17,511	5,070,121	0.98%	12,215

Loan receivables(1):
Credit card(2)(3)	46,919,103	12.21%	1,423,806	45,442,626	12.65%	1,417,116
Personal loans	2,721,311	12.26%	82,975	1,941,372	11.71%	56,055
Federal student loans(4)	487,459	1.62%	1,961	780,176	1.55%	2,986
Private student loans	2,268,200	7.18%	40,482	1,293,275	6.72%	21,441
PCI student loans	5,190,088	5.99%	77,243	2,016,358	7.84%	38,957
Other	19,746	3.59%	176	14,144	2.78%	97
Total loan receivables	57,605,907	11.36%	1,626,643	51,487,951	12.10%	1,536,652
Total interest-earning assets	67,813,914	9.77%	1,646,559	62,493,343	10.08%	1,552,964
Allowance for loan losses	(2,238,384)			(3,263,819)
Other assets	4,000,572			3,880,381
Total assets	$69,576,102			$63,109,905
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(5)	$26,247,063	2.95%	192,199	$25,529,818	3.58%	225,548
Money market deposits	5,419,707	1.03%	13,842	4,370,478	1.30%	14,061
Other interest-bearing savings deposits	8,042,152	1.14%	22,732	4,753,066	1.46%	17,086
Total interest-bearing deposits(6)	39,708,922	2.32%	228,773	34,653,362	3.00%	256,695
Borrowings:
Short-term borrowings	10,088	0.04%	1	93,828	0.20%	46
Securitized borrowings(5)	16,032,211	2.11%	84,184	16,398,963	2.09%	84,411
Other long-term borrowings(5)	2,305,668	7.03%	40,302	2,518,365	6.70%	41,576
Total borrowings	18,347,967	2.73%	124,487	19,011,156	2.69%	126,033
Total interest-bearing liabilities	58,056,889	2.45%	353,260	53,664,518	2.89%	382,728
Other liabilities and stockholders’ equity	11,519,213			9,445,387
Total liabilities and stockholders’ equity	$69,576,102			$63,109,905
Net interest income			$1,293,299			$1,170,236
Net interest margin(7)		9.03%			9.22%
Net yield on interest-earning assets(8)		7.67%			7.59%
Interest rate spread(9)		7.32%			7.19%
____________________

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)	Interest income on credit card loans includes $45.6 million and $53.5 million of amortization of balance transfer fees for the three months ended February 29, 2012 and February 28, 2011, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of certain floating-rate credit card loan receivables to fixed-rates.

(4)	Includes federal student loans held for sale, which were all sold during the first quarter of 2012.

(5)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(6)	Includes the impact of FDIC insurance premiums and special assessments, and all periods reflect management's current product allocation methodology.

(7)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(8)	Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.

(9)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended February 29, 2012 vs. February 28, 2011
	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$(1,359)	$1,018	$(341)
Restricted cash	(316)	(47)	(363)
Other short-term investments	(988)	—	(988)
Investment securities	3,326	1,970	5,296
Loan receivables:
Credit card	196,772	(190,082)	6,690
Personal loans	24,087	2,833	26,920
Federal student loans	(1,844)	819	(1,025)
Private student loans	17,473	1,568	19,041
PCI student loans	98,160	(59,874)	38,286
Other	45	34	79
Total loan receivables	334,693	(244,702)	89,991
Total interest income	335,356	(241,761)	93,595
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	39,846	(73,195)	(33,349)
Money market deposits	12,747	(12,966)	(219)
Other interest-bearing deposits	27,434	(21,788)	5,646
Total interest-bearing deposits	80,027	(107,949)	(27,922)
Borrowings:
Short-term borrowings	(24)	(21)	(45)
Securitized borrowings	(5,402)	5,175	(227)
Other long-term borrowings	(11,393)	10,119	(1,274)
Total borrowings	(16,819)	15,273	(1,546)
Total interest expense	63,208	(92,676)	(29,468)
Net interest income	$272,148	$(149,085)	$123,063
 _______________

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between February 29, 2012 and February 28, 2011 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in thousands):

	February 29, 2012	November 30, 2011
Loans held for sale	$—	$714,180
Loan portfolio:
Credit card loans:
Discover card	45,708,205	46,419,544
Discover business card	209,393	219,081
Total credit card loans	45,917,598	46,638,625
Other loans:
Personal loans	2,783,506	2,648,051
Private student loans	2,446,972	2,069,001
Other	27,039	16,690
Total other loans	5,257,517	4,733,742
PCI student loans(1)	5,124,146	5,250,388
Total loan portfolio	56,299,261	56,622,755
Total loan receivables	56,299,261	57,336,935
Allowance for loan losses	(1,978,591)	(2,205,196)
Net loan receivables	$54,320,670	$55,131,739
 ____________________

(1)
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
In calculating the allowance for loan losses, we estimate probable losses separately for segments of the loan portfolio that have similar risk characteristics, such as credit card and other loans. We use a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. We use other analyses to estimate losses incurred from non-delinquent accounts which adds an additional element to the identification of loss emergence. We use these analyses together to determine our allowance for loan losses.
The allowance for loan loss was $2.0 billion at February 29, 2012 which reflects a $226 million reserve release over the amount of the allowance for loan loss at November 30, 2011. The reserve release is driven by favorability in the credit performance of the receivable portfolio and a continued decline in net charge-offs.

The provision for loan loss is the amount of expense realized after considering the level of charge-offs in the period and the required amount of allowance for loan loss at the balance sheet date. The reduction in reserve requirements described above led to a decrease in the provision for loan losses of $266 million, or 64%, as compared to the first quarter 2011.

At February 29, 2012, the level of the allowance related to other loans increased by $8 million as compared to November 30, 2011 primarily due to the seasoning of the personal loan portfolio.

The following table provides changes in our allowance for loan losses for the periods presented (dollars in thousands):

	For the Three Months Ended
	February 29, 2012	February 28, 2011
Balance at beginning of period	$2,205,196	$3,304,118
Additions:
Provision for loan losses	151,529	417,709
Deductions:
Charge-offs:
Discover card	(497,105)	(792,632)
Discover business card	(3,110)	(7,386)
Total credit card loans	(500,215)	(800,018)
Personal loans	(18,228)	(20,050)
Federal student loans	—	—
Private student loans	(2,867)	(939)
Other	(52)	(35)
Total other loans	(21,147)	(21,024)
Total charge-offs	(521,362)	(821,042)
Recoveries:
Discover card	141,738	131,389
Discover business card	774	853
Total credit card loans	142,512	132,242
Personal loans	638	416
Private student loans	78	15
Other	—	1
Total other loans	716	432
Total recoveries	143,228	132,674
Net charge-offs	(378,134)	(688,368)
Balance at end of period	$1,978,591	$3,033,459

The following table presents a breakdown of the allowance for loan losses (dollars in thousands):

	February 29, 2012	November 30, 2011
Discover card	$1,824,903	$2,058,247
Discover business card	10,307	11,914
Total credit card loans	1,835,210	2,070,161
Personal loans	88,650	82,075
Private student loans	54,516	52,740
Other	215	220
Total other loans	143,381	135,035
Total allowance for loan losses	$1,978,591	$2,205,196

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
The following table presents amounts and rates of net charge-offs of key loan portfolio segments (dollars in thousands):

	For the Three Months Ended
	February 29, 2012		February 28, 2011
	$	%	$	%
Credit card loans	$357,703	3.07%	$667,776	5.96%
Personal loans	$17,590	2.59%	$19,634	4.10%
Private student loans (excluding PCI(1))	$2,789	0.49%	$924	0.29%
 ____________________

(1)
Charge-offs for PCI loans did not result in a charge to earnings during 2012 or 2011 and are therefore excluded from the calculation. See Note 4: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loan receivables decreased 289 basis points for the three months ended February 29, 2012 as compared to the three months ended February 28, 2011. The net charge-off rate on personal loans decreased 150 basis points for the three months ended February 29, 2012 as compared to the three months ended February 28, 2011. The decrease in net charge-offs for both credit card and personal loan receivables was attributable to improvement in both contractual and bankruptcy-related charge-offs, combined with a higher level of recoveries as compared to the same period in 2011. As newly originated student loans have entered repayment, the net charge-off rate on student loans has increased by 20 basis points in the three months ended February 29, 2012 as compared to the same period in 2011.

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
The following table presents the amounts and delinquency rates of key loan portfolio segments that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in thousands):

	February 29, 2012		November 30, 2011
	$	%	$	%
Loans 30 days delinquent or more:
Credit card loans	$1,018,959	2.22%	$1,116,851	2.39%
Personal loans	$22,600	0.81%	$22,966	0.87%
Private student loans (excluding PCI(1))	$22,656	0.93%	$13,065	0.63%

Loans 90 days delinquent or more:
Credit card loans	$540,164	1.18%	$559,674	1.20%
Personal loans	$8,484	0.30%	$7,362	0.28%
Private student loans (excluding PCI(1))	$3,223	0.13%	$2,992	0.14%

Loans not accruing interest	$190,458	0.37%	$207,138	0.40%

Restructured loans
Credit card loans(2)	$1,197,087	2.61%	$1,216,738	2.61%
Personal loans	$8,100	0.29%	$7,635	0.29%
Private student loans (excluding PCI(1))	$7,530	0.31%	$5,439	0.26%
 ____________________

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured loans include $36.4 million and $37.9 million at February 29, 2012 and November 30, 2011, respectively, that are also included in loans over 90 days delinquent or more.
Credit card loan receivables delinquency rates at February 29, 2012 have declined slightly as compared to November 30, 2011 due to continued improvement in customer credit performance, which has resulted in declines in both over 30-day and over 90-day delinquency balances. The decline is also attributable to proactive customer account management. Delinquency rates for personal loans were relatively flat at February 29, 2012 as compared to November 30, 2011. The rate for over 30-day delinquency balances increased for private student loans at February 29, 2012 as compared to November 30, 2011 due to continued seasoning of our loan portfolio. The rate for over 90-day delinquency balances for private student loans was flat at February 29, 2012 as compared to November 30, 2011. Loan receivables not accruing interest at February 29, 2012 decreased compared to the prior year primarily as a result of a decrease in the number of bankruptcies. Restructured credit card loans remained relatively flat at February 29, 2012 as compared to November 30, 2011.

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

Borrower performance after using payment programs or forbearance is monitored and the methods have proven effective in helping to prevent defaults and in assisting customers experiencing temporary financial difficulties. We plan to continue to use payment programs and forbearance, and as a result, we expect to have additional loans classified as troubled debt restructurings in the future.

Other Income
The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Three Months Ended		2012 vs. 2011 increase (decrease)
	February 29, 2012	February 28, 2011	$	%
Discount and interchange revenue(1)	$264,311	$260,916	$3,395	1%
Protection products	104,861	108,553	(3,692)	(3)%
Loan fee income	84,451	85,600	(1,149)	(1)%
Transaction processing revenue	52,481	42,551	9,930	23%
Merchant fees	3,705	4,655	(950)	(20)%
Gain on investments	—	141	(141)	(100)%
Other income	39,694	60,208	(20,514)	(34)%
Total other income	$549,503	$562,624	$(13,121)	(2)%
____________________

(1)	Net of rewards, including Cashback Bonus rewards, of $236 million and $207 million for the three months ended February 29, 2012 and February 28, 2011, respectively.

Total other income decreased $13 million during the three months ended February 29, 2012 as compared to the three months ended February 28, 2011, primarily due to the inclusion of the originally estimated bargain purchase gain of $16 million which related to the acquisition of SLC in the first quarter of 2011 (see Note 2: Business Combinations to our condensed consolidated financial statements). Other contributors to the decrease include lower revenue from the SLC transition service agreement combined with a reduction in the fair value of an interest rate swap acquired in the SLC acquisition. These decreases were partially offset by an increase in 2012 in transaction processing revenue resulting from greater volume, primarily point-of-sale transactions, which have higher margins, on the PULSE network. Discount and interchange revenue was essentially flat as increased sales volume was offset by an increase in Cashback Bonus rewards earned by our customers.

Other Expense
The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended		2012 vs. 2011 increase (decrease)
	February 29, 2012	February 28, 2011	$	%
Employee compensation and benefits	$246,725	$213,075	$33,650	16%
Marketing and business development	131,429	135,665	(4,236)	(3)%
Information processing and communications	70,463	64,717	5,746	9%
Professional fees	99,500	90,331	9,169	10%
Premises and equipment	17,309	17,248	61	—%
Other expense	111,601	74,112	37,489	51%
Total other expense	$677,027	$595,148	$81,879	14%

For the three months ended February 29, 2012, total other expense increased by $82 million as compared to the three months ended February 28, 2011 due to various factors. Employee compensation expenses increased due to headcount relating to various business and growth initiatives, which also resulted in an increase in professional fees. Furthermore, there was an increase in professional fees due to higher transition service costs related to the SLC acquisition and a separate portfolio acquisition from Citibank. Information processing expenses increased during the first quarter of 2012 as compared to the same period in 2011 due to higher investments in infrastructure. Other expense increased mainly due to an increase in reserves related to pending litigation and regulatory matters, as well as higher fraud costs. These increases were partially offset by a decrease in marketing and business development costs which was primarily a result of timing of advertising programs.

Income Tax Expense

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended
	February 29, 2012	February 28, 2011
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.2	0.9
Other	(0.4)	(0.5)
Effective income tax rate	37.8%	35.4%

Income tax expense increased $128 million for the first quarter 2012 compared to the first quarter 2011, as a result of the increase in pretax income. The effective tax rate increased from 35.4% for the first quarter 2011 to 37.8% for the first quarter 2012 as the first quarter 2011 benefited from settlements of certain state examination issues and the Company received confirmation of a state’s treatment on a previously uncertain tax position. There were not similar benefits in the first quarter 2012.

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
At February 29, 2012, we had $27.3 billion of direct-to-consumer deposits and $12.7 billion of brokered deposits. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 20 months. The following table summarizes deposits by contractual maturity as of February 29, 2012 (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Indeterminate
Certificates of deposit in amounts less than $100,000(1)	$19,524,743	$2,815,472	$2,463,544	$3,130,363	$11,115,364	$—
Certificates of deposit in amounts of $100,000 to less than $250,000(1)	5,293,246	608,870	745,590	1,258,132	2,680,654	—
Certificates of deposit in amounts of $250,000(1)or greater	1,179,288	140,604	171,861	305,733	561,090	—
Savings deposits, including money market deposit accounts	14,017,348	—	—	—	—	14,017,348
Total interest-bearing deposits	$40,014,625	$3,564,946	$3,380,995	$4,694,228	$14,357,108	$14,017,348
 ____________________

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. Our excess spread previously included the amount of certain principal collections available to be reallocated from Series 2009-SD, which enhanced securities of both DCMT and DCENT. Series 2009-SD matured on January 17, 2012, and as prescribed in amendments to the governing documents which became effective in January 2010, the size of the Class D (2009-1) note was increased. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of February 29, 2012, the three-month rolling average excess spread was 14.07%.
Another feature of our securitization structure, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which, in limited circumstances, excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See

Note 5: Credit Card and Student Loan Securitization Activities to our consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spreads at February 29, 2012.
At February 29, 2012, we had $14.0 billion of outstanding public asset-backed securities, $0.3 billion of outstanding private asset-backed securitizations and $4.9 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries at February 29, 2012 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings—owed to credit card securitization investors	$14,293,343	$5,418,019	$6,875,775	$999,639	$999,910
At February 29, 2012, we had capacity to issue up to $5.7 billion in triple-A rated asset-backed securities from DCENT without the issuance of additional Class B or Class C notes as subordination. The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Pursuant to amendments to GAAP related to transfers of financial assets, effective for us on December 1, 2009, certain transfers of assets to special purpose entities (including Discover Bank’s transfers of assets to the DCMT) no longer qualify for sale accounting treatment. However, on September 27, 2010, the FDIC approved a final rule that preserves the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 1, 2009. Other legislative and regulatory developments, namely the proposed SEC Regulation AB II (including the SEC's July 2011 reproposal of certain of its provisions), the August 2011 SEC advance notice of proposed rulemaking regarding the rule exempting securitization entities from being regarded as "investment companies" under the Investment Company Act of 1940, the securitization and rating agency provisions of the Reform Act and the rules promulgated or proposed thereunder, including proposed rules requiring us to retain risk in our securitization on an unhedged basis, may, however, impact our ability and/or desire to issue asset-backed securities in the future.

Other Long-Term Borrowings—Student Loans. At February 29, 2012, we had $2.7 billion of remaining principal balance outstanding on securitized debt assumed as part of the SLC acquisition. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time. During the three months ended February 29, 2012, we sold our remaining federal student loans that had been classified as held for sale as of November 30, 2011. As part of the sale, the associated funding was assumed by the buyer.

Corporate and Bank Debt. At February 29, 2012, we had $800 million in principal amount of senior unsecured notes outstanding and Discover Bank had $1.2 billion in principal amount of subordinated notes outstanding. Our senior unsecured notes are comprised of two issuances, each $400 million in principal amount, with one issuance maturing in June 2017 and the other issuance maturing in July 2019. The senior unsecured notes would require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. Discover Bank’s subordinated notes are comprised of one $700 million issuance due in November 2019 and a $500 million issuance due in April 2020. For more information, see Note 7: Borrowings to our condensed consolidated financial statements.

Short-Term Borrowings. We primarily access short-term borrowings through the Federal Funds market or through repurchase agreements. There were no short-term borrowings as of February 29, 2012. As of November 30, 2011 there were $50.0 million in short-term borrowings. For the three months ended February 29, 2012 and February 28, 2011, the weighted-average interest rate was 0.03% and 0.18%, respectively. Information about our use of short-term borrowings for the three months ended February 29, 2012 and February 28, 2011 is shown in the table below (dollars in thousands):

	For the Three Months Ended February 29, 2012	For the Three Months Ended February 28, 2011
	Maximum Daily Balance During the Period	Maximum Daily Balance During the Period
Overnight Federal Funds purchased	$135,000	$120,000
Overnight repurchase agreements	$—	$48,188

Additional Funding Sources
Private Asset-Backed Securitizations. We have access to committed undrawn capacity through privately placed asset-backed securitizations to support the funding of our credit card loan receivables. Under these arrangements, we had used $250 million of capacity and had undrawn capacity of $6.8 billion at February 29, 2012.
Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of February 29, 2012, Discover Bank had $9.2 billion of available capacity through the discount window based on the amount of assets pledged. We have no borrowings outstanding under the discount window.

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
We also have agreements with certain of our derivative counterparties that contain provisions that require Discover Bank’s debt to maintain an investment grade credit rating from specified major credit rating agencies. If Discover Bank’s credit rating is reduced by one ratings notch, we would be required to post additional collateral, which, as of February 29, 2012, would have been $72.0 million.
A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Discover Financial Services	Discover Bank	Outlook for Senior Unsecured Debt	Discover Bank	Discover Card Master Trust I		Discover Card Execution Note Trust
	Senior Unsecured Debt	Senior Unsecured Debt		Subordinated Debt	Class A(1)	Class B	Class A(1)	Class B	Class C

Moody’s Investors Service	Ba1	Baa3	Stable	Ba1	Aaa(sf)	A1(sf)	Aaa(sf)	A1(sf)	N/A(2)
Standard & Poor’s	BBB-	BBB	Stable	BBB-	AAA(sf)	AA+(sf)	AAA(sf)	AA+(sf)	N/A(2)
Fitch Ratings	BBB	BBB	Stable	BBB-	AAAsf	AAsf	AAAsf	AA-sf	N/A(2)
____________________

(1)	An “sf” in the rating denotes an identification for structured finance product ratings that was implemented for these products by the rating agencies as of September 2010.

(2)	All Class C notes are currently held by subsidiaries of Discover Bank and, therefore, are not publicly rated.

Liquidity
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations under normal and stress conditions. In addition to the funding sources discussed above, we also maintain highly liquid unencumbered assets in our investment portfolio.
We employ a variety of metrics to monitor and manage liquidity. Regular liquidity stress testing and contingency funding planning is performed as part of our liquidity management process. We evaluate a range of stress scenarios including company specific and systemic events that could impact funding sources and our ability to meet liquidity needs. These scenarios measure the liquidity position over a two-year horizon by analyzing the stress on liquidity versus the ability to generate contingent liquidity. We maintain contingent funding sources, including our liquidity portfolio, private securitizations with unused capacity and Federal Reserve discount window capacity, which we could utilize to satisfy liquidity needs during such stress events. We expect to be able to satisfy all maturing obligations and fund business operations during the next 12 months by utilizing the funding sources that are currently available to us.
We maintain policies outlining the overall framework and general principles for managing liquidity risk across our business, which is the responsibility of our Asset and Liability Committee (the “ALCO”). We seek to balance the trade-offs between maintaining too much liquidity, which may limit financial flexibility and be costly, with having too little liquidity that could cause financial distress. Liquidity risk is centrally managed by the ALCO, which is chaired by our Treasurer and has cross-functional membership. The ALCO monitors positions and determines any actions that may need to be taken.
At February 29, 2012, our liquidity portfolio was comprised of cash and cash equivalents and high quality, liquid investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies, and highly rated corporate debt obligations issued under the Temporary Liquidity Guarantee Program that are guaranteed by the FDIC. Investment securities also included credit card asset-backed securities of other issuers and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we have the ability to raise cash by utilizing repurchase agreements and pledging certain of these investments to access the secured funding markets. The level of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
At February 29, 2012, our liquidity portfolio and undrawn credit facilities were $27.7 billion, which was $1.6 billion higher than the balance at November 30, 2011, as an increase in cash and cash equivalents to ensure adequate coverage for forward-looking maturities was partially offset by the December 2011 cancellation of our credit facility, discussed further below. During the three months ended February 29, 2012, the average balance of our liquidity portfolio was $9.8 billion.

	February 29, 2012	November 30, 2011
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$5,923	$2,440
Investment securities	6,174	6,108
Total liquidity portfolio	12,097	8,548
Undrawn credit facilities(2)
Private asset-backed securitizations	6,750	6,750
Federal Reserve discount window(3)	8,884	8,407
Unsecured committed credit facility	—	2,445
Total undrawn credit facilities	15,634	17,602
Total liquidity portfolio and undrawn credit facilities	$27,731	$26,150
____________________

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	See "—Funding Sources—Additional Funding Sources" for additional information.

(3)	Excludes $275 million and $276 million of investments accounted for in the liquidity portfolio that were pledged to the Federal Reserve as of February 29, 2012 and November 30, 2011, respectively.

Effective December 16, 2011, we terminated a $2.4 billion unsecured committed credit facility that was scheduled to expire under its terms in May 2012. The facility was a source of contingent liquidity and we had not borrowed under the facility during its term. The facility was terminated due to the availability of other sources of contingent liquidity.

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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At February 29, 2012, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
At February 29, 2012, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under Basel I.
Current or future regulatory initiatives may require us to hold more capital in the future. In December 2011, the Federal Reserve issued proposed rules to implement heightened prudential standards for large bank holding companies, including us, as required by the Reform Act, including risk-based capital and leverage standards. In November 2011, the Federal Reserve issued a final rule requiring the submission of annual capital plans to the Federal Reserve for its review and non-objection. The instructions accompanying this rule indicate that the Federal Reserve expects us to show that we can achieve “readily and without difficulty the ratios required by the Basel III framework as they would come into effect in the United States.” For more information regarding these regulatory initiatives, see “—Regulatory Environment Developments—Capital and Liquidity” in our annual report on Form 10-K for the year ended November 30, 2011. On March 13, 2012, we received non-objection from the Federal Reserve with respect to our proposed capital actions through March 31, 2013.
In the first quarter of 2012, we increased our quarterly common stock dividend from $.06 per share to $.10 per share and maintained a $.10 per share dividend for the second quarter 2012. In addition, on March 13, 2012, our board of directors approved a share repurchase program authorizing the repurchase of up to $2 billion of our outstanding shares of common stock. The program expires on March 22, 2014, and may be terminated at any time. This share repurchase program replaces the prior $1 billion program that had $575 million of remaining authorization. We did not repurchase any shares of our outstanding common stock in the first quarter 2012. We expect to make share repurchases under the new program from time to time based on market conditions and other factors, subject to legal and regulatory restrictions. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. On March 23, 2012, we executed a share repurchase agreement with an unaffiliated financial institution under which we will purchase $250 million of our outstanding shares of common stock. The specific number of shares to be purchased will be based generally on the volume weighted average share price of our shares of common stock during the term of the agreement.
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends and share repurchases will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors. In addition, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases. For example, our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, is subject to the Federal Reserve's annual review and non-objection of our capital plan, as noted above. In certain circumstances, we may not be able to make a capital distribution, such as a dividend or share repurchase, unless the Federal Reserve has approved such distribution. Further, as noted above, current or future regulatory initiatives may require us to hold more capital in the future. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.

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

Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at February 29, 2012, which include deposits, borrowings, operating and capital lease obligations, interest payments on fixed rate debt, purchase obligations and other long-term liabilities, were $61.4 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the fiscal year ended November 30, 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”

We extend credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At February 29, 2012, our unused commitments were $163.2 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At February 29, 2012, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at February 29, 2012, we estimate that net interest income over the following 12-month period would increase by approximately $43 million, or 1%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2011, we estimated that net interest income over the following 12-month period would increase by approximately $49 million, or 1%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of legal proceedings, see Note 12: Litigation to our condensed consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended November 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the three months ended February 29, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
December 1- 31, 2011
Repurchase program (1)	—	$—	—	$—
Employee transactions (2)	71,864	$23.97	N/A	N/A
January 1 - 31, 2012
Repurchase program (1)	—	$—	—	$—
Employee transactions (2)	526,694	$24.00	N/A	N/A
February 1 - 29, 2012
Repurchase program (1)	—	$—	—	$—
Employee transactions (2)	144	$27.72	N/A	N/A

Total
Repurchase program (1)	—	$—	—	$—
Employee transactions (2)	598,702	$24.00	N/A	N/A
____________________
(1) On June 15, 2011, our board of directors approved a share repurchase program authorizing the repurchase of up to $1 billion of our outstanding shares of common stock. There were no repurchases under this program during the three months ended February 29, 2012. This share repurchase program was replaced on March 13, 2012, as our board of directors approved a new share repurchase program authorizing the repurchase of up to $2 billion of our outstanding shares of common stock. The new share repurchase program expires on March 22, 2014 and may be terminated at any time.
(2) Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures

  None

Item 5.	Other Information
None

Item 6.	Exhibits
See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ R. Mark Graf
R. Mark Graf Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Date: April 3, 2012

Exhibit Index

Exhibit Number	Description
10.1	Form 2012 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan.

10.2	Form 2012 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.