Form 10-Q
period 2012-05-31
Discover Financial Services
filed 2012-06-26
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 22, 2012, there were 514,911,832 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q
for the quarterly period ended May 31, 2012

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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	May 31, 2012	November 30, 2011
	(unaudited) (dollars in thousands, except share amounts)
Assets
Cash and cash equivalents	$5,112,069	$2,849,843
Restricted cash	1,802,881	1,285,820
Other short-term investments	250	—
Investment securities:
Available-for-sale (amortized cost of $6,445,885 and $6,019,927 at May 31, 2012 and November 30, 2011, respectively)	6,557,344	6,107,831
Held-to-maturity (fair value of $96,042 and $96,042 at May 31, 2012 and November 30, 2011, respectively)	94,620	98,222
Total investment securities	6,651,964	6,206,053
Loan receivables:
Loans held for sale	—	714,180
Loan portfolio:
Credit card	46,610,407	46,638,625
Other	5,451,930	4,733,742
Purchased credit-impaired loans	4,995,320	5,250,388
Total loan portfolio	57,057,657	56,622,755
Total loan receivables	57,057,657	57,336,935
Allowance for loan losses	(1,869,253)	(2,205,196)
Net loan receivables	55,188,404	55,131,739
Premises and equipment, net	492,444	483,250
Goodwill	255,421	255,421
Intangible assets, net	184,501	188,018
Other assets	2,395,471	2,383,793
Total assets	$72,083,405	$68,783,937
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$41,427,004	$39,463,887
Non-interest bearing deposit accounts	124,282	113,575
Total deposits	41,551,286	39,577,462
Short-term borrowings	—	50,000
Long-term borrowings	19,023,907	18,287,178
Accrued expenses and other liabilities	2,609,354	2,627,086
Total liabilities	63,184,547	60,541,726
Commitments, contingencies and guarantees (Notes 9, 12, and 13)
Stockholders’ Equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized; 552,287,795 and 549,748,783 shares issued at May 31, 2012 and November 30, 2011, respectively	5,523	5,497
Additional paid-in capital	3,555,104	3,507,754
Retained earnings	6,303,466	5,243,318
Accumulated other comprehensive loss	(41,016)	(51,679)
Treasury stock, at cost; 35,047,041 and 20,918,354 shares at May 31, 2012 and November 30, 2011, respectively	(924,219)	(462,679)
Total stockholders’ equity	8,898,858	8,242,211
Total liabilities and stockholders’ equity	$72,083,405	$68,783,937

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

	May 31, 2012	November 30, 2011
	(unaudited) (dollars in thousands)
Assets
Restricted cash	$1,801,881	$1,274,175
Credit card loan receivables	32,983,831	33,815,860
Purchased credit-impaired loans	2,701,874	2,839,871
Allowance for loan losses allocated to securitized loan receivables	(1,223,653)	(1,510,730)
Other assets	30,783	33,724
Liabilities
Long-term borrowings	$17,121,359	$15,842,512
Accrued interest payable	14,269	13,184
See Notes to Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2012	2011	2012	2011
	(unaudited) (dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$1,421,115	$1,403,191	$2,844,921	$2,820,307
Other loans	210,043	151,802	412,880	271,338
Investment securities	19,987	14,644	37,498	26,859
Other interest income	4,473	3,641	6,878	7,738
Total interest income	1,655,618	1,573,278	3,302,177	3,126,242
Interest expense:
Deposits	216,458	251,170	445,231	507,865
Short-term borrowings	—	37	1	83
Long-term borrowings	124,081	128,772	248,567	254,759
Total interest expense	340,539	379,979	693,799	762,707
Net interest income	1,315,079	1,193,299	2,608,378	2,363,535
Provision for loan losses	232,584	175,540	384,113	593,249
Net interest income after provision for loan losses	1,082,495	1,017,759	2,224,265	1,770,286
Other income:
Discount and interchange revenue, net	265,324	265,826	529,635	526,742
Protection products revenue	101,194	105,116	206,055	213,669
Loan fee income	77,256	80,753	161,707	166,353
Transaction processing revenue	52,174	45,310	104,655	87,861
Merchant fees	3,523	4,216	7,228	8,871
Gain (loss) on investments	28	(149)	28	(7)
Other income	33,641	42,772	73,335	102,979
Total other income	533,140	543,844	1,082,643	1,106,468
Other expense:
Employee compensation and benefits	249,357	229,826	496,082	442,901
Marketing and business development	119,012	124,181	250,441	259,846
Information processing and communications	71,448	66,588	141,911	131,305
Professional fees	110,085	104,749	209,585	195,080
Premises and equipment	18,857	17,957	36,166	35,205
Other expense	179,709	91,843	291,310	165,955
Total other expense	748,468	635,144	1,425,495	1,230,292
Income before income tax expense	867,167	926,459	1,881,413	1,646,462
Income tax expense	330,576	326,040	713,816	581,151
Net income	$536,591	$600,419	$1,167,597	$1,065,311
Net income allocated to common stockholders	$531,545	$593,488	$1,156,013	$1,052,912
Basic earnings per share	$1.01	$1.09	$2.19	$1.93
Diluted earnings per share	$1.00	$1.09	$2.18	$1.93
Dividends paid per share	$0.10	$0.06	$0.20	$0.08
See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2012	2011	2012	2011
	(unaudited) (dollars in thousands, except per share amounts)
Net income	$536,591	$600,419	$1,167,597	$1,065,311
Other comprehensive income, net of taxes
Unrealized gain on securities available for sale, net of tax	7,245	31,974	14,695	16,727
Unrealized (loss) gain on cash flow hedges, net of tax	(773)	7,947	(2,256)	(878)
Unrealized pension and post-retirement benefit gain(loss), net of tax	1,116	—	(1,776)	341
Other comprehensive income	7,588	39,921	10,663	16,190
Comprehensive income	$544,179	$640,340	$1,178,260	$1,081,501

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
	(unaudited) (dollars and shares in thousands)
Balance at November 30, 2010	547,128	$5,471	$3,435,318	$3,126,488	$(82,548)	$(27,883)	$6,456,846
Net income	—	—	—	1,065,311	—	—	1,065,311
Other comprehensive income	—	—	—	—	16,190	—	16,190
Purchases of treasury stock	—	—	—	—	—	(5,098)	(5,098)
Common stock issued under employee benefit plans	26	—	547	—	—	—	547
Common stock issued and stock-based compensation expense	1,220	13	33,692	—	—	—	33,705
Dividends—common stock	—	—	—	(44,201)	—	—	(44,201)
Balance at May 31, 2011	548,374	$5,484	$3,469,557	$4,147,598	$(66,358)	$(32,981)	$7,523,300

Balance at November 30, 2011	549,749	$5,497	$3,507,754	$5,243,318	$(51,679)	$(462,679)	$8,242,211
Net income	—	—	—	1,167,597	—	—	1,167,597
Other comprehensive income	—	—	—	—	10,663	—	10,663
Purchases of treasury stock	—	—	—	—	—	(461,540)	(461,540)
Common stock issued under employee benefit plans	28	—	828	—	—	—	828
Common stock issued and stock based compensation expense	2,511	26	46,522	—	—	—	46,548
Dividends—common stock	—	—	—	(107,449)	—	—	(107,449)
Balance at May 31, 2012	552,288	$5,523	$3,555,104	$6,303,466	$(41,016)	$(924,219)	$8,898,858

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended May 31,
	2012	2011
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,167,597	$1,065,311
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	384,113	593,249
Deferred income taxes	125,654	206,679
Depreciation and amortization on premises and equipment	46,569	43,993
Amortization of deferred revenues	(102,040)	(123,758)
Other depreciation and amortization	(74,135)	(53,502)
(Gain) loss on investments	(28)	7
Loss on equity method and other investments	4,854	—
(Gain) loss on premises and equipment	(494)	123
Loss on sale of other assets	314	—
Loss (gain) on loans sold and held for sale	514	(6,085)
Stock-based compensation expense	24,244	22,640
Gain on purchase of business	—	(15,917)
Changes in assets and liabilities:
(Increase) decrease in other assets	(116,869)	58,062
Increase in accrued expenses and other liabilities	42,479	427,637
Net cash provided by operating activities	1,502,772	2,218,439
Cash flows from investing activities
Maturities of other short-term investments	—	375,000
Purchases of other short-term investments	(250)	—
Maturities and sales of available-for-sale investment securities	1,089,890	621,507
Purchases of available-for-sale investment securities	(1,535,059)	(1,109,470)
Maturities of held-to-maturity investment securities	3,985	11,886
Purchases of held-to-maturity investment securities	(50,736)	(550)
Proceeds from sale of loans held for sale	270,020	14,944
Net principal disbursed on loans originated for investment	(623,137)	(1,242,036)
Purchase of loan receivables	(282,249)	(464,897)
Purchase of business, net of cash acquired	—	(401,158)
Purchase of other investments	(22,125)	—
(Increase) decrease in restricted cash	(517,061)	546,655
Proceeds from sale of premises and equipment	515	13
Purchases of premises and equipment	(55,995)	(49,868)
Net cash used for investing activities	(1,722,202)	(1,697,974)
Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(50,000)	100,000
Proceeds from issuance of securitized debt	1,999,773	1,500,000
Maturities and repayment of securitized debt	(743,776)	(3,876,294)
Repayment of long-term borrowings and bank notes	(12,681)	(334,122)
Premium paid on debt exchange	(114,493)	—
Proceeds from issuance of common stock	14,602	7,153
Purchases of treasury stock	(461,467)	(5,098)
Net increase in deposits	1,956,685	802,624
Dividends paid on common stock	(106,987)	(40,501)
Net cash provided by (used for) financing activities	2,481,656	(1,846,238)
Net decrease in cash and cash equivalents	2,262,226	(1,325,773)
Cash and cash equivalents, at beginning of period	2,849,843	5,098,733
Cash and cash equivalents, at end of period	$5,112,069	$3,772,960
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$637,919	$735,063
Income taxes, net of income tax refunds	$651,999	$377,076
Non-cash transactions:
Assumption of debt by buyer related to loans sold	$424,993	$—
Assumption of SLC debt	$—	$2,921,372

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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
Recently Issued Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The Company has master netting arrangements pertaining to collateral posting requirements with its interest rate swap counterparties, as more fully discussed in Note 15: Derivatives and Hedging Activities. Additional details about these positions and how they are reported will be disclosed. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. Because this amendment impacts disclosures only, it will have no effect on the Company's financial condition, results of operations or cash flows.
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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The standard is initially effective for the Company with this filing. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. Because this ASU impacts presentation only, it has no effect on the Company's financial condition, results of operations or cash flows.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition previously applied only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for the Company with this filing. The adoption of this ASU did not have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.
In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This ASU amends the sale accounting requirement concerning a transferor’s ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision. Specifically, the level of cash collateral received by a transferor will no longer be relevant in determining whether a repurchase agreement constitutes a sale. As a result of this amendment, more repurchase agreements will be treated as secured financings rather than sales. This ASU became effective for the Company on March 1, 2012. Because essentially all repurchase agreements entered into by the Company have historically been deemed to constitute secured financing transactions, this amendment is expected to have no impact on the Company’s characterization of such transactions and therefore is not expected to have any impact on the Company's financial condition, results of operations or cash flows.

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

Although the Company paid SLC shareholders $600 million for the acquisition of SLC (“Aggregate Merger Consideration”), the Company received a purchase price adjustment from Citibank, N.A. (“Citibank”) equivalent to the amount by which the Aggregate Merger Consideration exceeded the value of the Trust Certificate Purchase Price. In addition, Citibank agreed to adjust the cash consideration paid by the Company to compensate it for (i) agreeing to commute certain insurance policies covering certain of the loans acquired and (ii) the value of non-trust related liabilities assumed by the Company. The following table provides a summary of total consideration paid by Discover including post-closing adjustments (dollars in millions):

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
The Company also recorded a $75 million indemnification asset. This asset reflects the discounted present value of payments expected to be received under Citibank’s indemnification of student loan credit losses that would have been recoverable under certain student loan insurance policies which, as noted above, were commuted pursuant to an agreement entered into by SLC with the Company’s consent immediately prior to the acquisition. The indemnification pertains only to loans in one of the three SLC securitization trusts that the Company acquired, namely the SLC Private Student Loan Trust 2010-A (“SLC 2010-A”). The SLC 2010-A trust included loans with an aggregate outstanding principal balance of $1.2 billion at the time of acquisition; outstanding loans in that trust totaled $1.1 billion as of May 31, 2012. The initial value of the indemnification asset was based on the amount of projected credit losses expected to be reimbursed by Citibank. Under the terms of the indemnification agreement with Citibank, indemnification payments related to student loan credit losses are subject to an overall cap of $166.8 million, consistent with the terms of the insurance policies which the indemnification serves to replace.
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

3.	Investments
The Company’s investment securities consist of the following (dollars in thousands):

	May 31, 2012	November 30, 2011
U.S. Treasury securities	$2,661,307	$2,563,800
U.S. government agency securities	2,467,241	2,795,223
States and political subdivisions of states	38,841	40,936
Other securities:
Credit card asset-backed securities of other issuers	180,263	299,889
Corporate debt securities(1)	221,337	449,469
To-be-announced investment securities	—	50,254
Residential mortgage-backed securities - Agency (2)	1,082,975	6,482
Total other securities	1,484,575	806,094
Total investment securities	$6,651,964	$6,206,053
____________________

(1)	Amount represents corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At May 31, 2012
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$2,609,613	$51,207	$(63)	$2,660,757
U.S. government agency securities	2,421,354	45,887	—	2,467,241
Credit card asset-backed securities of other issuers	176,223	4,040	—	180,263
Corporate debt securities	221,029	308	—	221,337
Residential mortgage-backed securities - Agency	1,017,666	10,080	—	1,027,746
Total available-for-sale investment securities	$6,445,885	$111,522	$(63)	$6,557,344
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$—	$—	$550
States and political subdivisions of states	38,841	172	(626)	38,387
Residential mortgage-backed securities - Agency (4)	55,229	1,876	—	57,105
Total held-to-maturity investment securities	$94,620	$2,048	$(626)	$96,042
At November 30, 2011
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$2,516,008	$47,242	$—	$2,563,250
U.S. government agency securities	2,762,265	34,166	(1,208)	2,795,223
Credit card asset-backed securities of other issuers	293,231	6,658	—	299,889
Corporate debt securities	448,423	1,066	(20)	449,469
Total available-for-sale investment securities	$6,019,927	$89,132	$(1,228)	$6,107,831
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$—	$—	$550
States and political subdivisions of states	40,936	197	(2,823)	38,310
Residential mortgage-backed securities - Agency (4)	6,482	650	—	7,132
To-be-announced investment securities	50,254	—	(204)	50,050
Total held-to-maturity investment securities	$98,222	$847	$(3,027)	$96,042
_________________________

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position as of May 31, 2012 and November 30, 2011 (dollars in thousands):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At May 31, 2012
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$99,785	$63	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	3	$1,730	$20	$12,504	$606
At November 30, 2011
Available-for-Sale Investment Securities
U.S. government agency securities	2	$242,898	$1,208	$—	$—
Corporate debt securities	3	$100,041	$20	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	6	$2,689	$46	$27,768	$2,777
To-be-announced investment securities	2	$50,050	$204	$—	$—

During the three and six months ended May 31, 2012, the Company received $599.7 million and $1.1 billion of proceeds related to maturities, redemptions, or liquidation of investment securities, as compared to $291.4 million and $633.4 million for the three and six months ended May 31, 2011.
During the three and six months ended May 31, 2012, and during the three months ended May 31, 2011, there were no sales of securities. During the six months ended May 31, 2011, the Company received $161 thousand of proceeds and recorded $146 thousand of gross realized gains relating primarily to the sale of equity securities.
The Company records unrealized gains and losses on its available-for-sale investment securities in other comprehensive income. For the three and six months ended May 31, 2012, the Company recorded net unrealized gains of $11.6 million ($7.2 million after tax) and $23.6 million ($14.7 million after tax), respectively, in other comprehensive income. For the three and six months ended May 31, 2011, the Company recorded net unrealized gains of $51.1 million ($32.0 million after tax) and $26.7 million ($16.7 million after tax), respectively, in other comprehensive income.
At May 31, 2012 and November 30, 2011, the Company had $606 thousand and $2.8 million, respectively, of gross unrealized losses in a continuous loss position for more than 12 months on its held-to-maturity investment securities in states and political subdivisions of states. The Company believes the unrealized loss on these investments is the result of changes in interest rates subsequent to the Company’s acquisitions of these securities and that the reduction in value is temporary. The Company does not intend to sell these investments nor does it expect to be required to sell these investments before recovery of their amortized cost basis, as they were entered into as a part of the Company's community reinvestment initiatives. The Company expects to collect all amounts due according to the contractual terms of these securities.

Contractual maturities of available-for-sale debt securities and held-to-maturity debt securities at May 31, 2012 are provided in the table below (dollars in thousands):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale—Amortized Cost (1)
U.S. Treasury securities	$263,776	$2,345,837	$—	$—	$2,609,613
U.S. government agency securities	447,232	1,974,122	—	—	2,421,354
Credit card asset-backed securities of other issuers	122,237	53,986	—	—	176,223
Corporate debt securities	221,029	—	—	—	221,029
Residential mortgage-backed securities - Agency	—	—	345,109	672,557	1,017,666
Total available-for-sale investment securities	$1,054,274	$4,373,945	$345,109	$672,557	$6,445,885
Held-to-maturity—Amortized Cost (2)
U.S. Treasury securities	$550	$—	$—	$—	$550
State and political subdivisions of states	680	2,470	2,425	33,266	38,841
Residential mortgage-backed securities - Agency(3)	—	—	—	55,229	55,229
Total held-to-maturity investment securities	$1,230	$2,470	$2,425	$88,495	$94,620
Available-for-sale—Fair Values (1)
U.S. Treasury securities	$264,040	$2,396,717	$—	$—	$2,660,757
U.S. government agency securities	448,385	2,018,856	—	—	2,467,241
Credit card asset-backed securities of other issuers	124,255	56,008	—	—	180,263
Corporate debt securities	221,337	—	—	—	221,337
Residential mortgage-backed securities - Agency	—	—	347,108	680,638	1,027,746
Total available-for-sale investment securities	$1,058,017	$4,471,581	$347,108	$680,638	$6,557,344
Held-to-maturity—Fair Values (2)
U.S. Treasury securities	$550	$—	$—	$—	$550
State and political subdivisions of states	681	2,451	2,542	32,713	38,387
Residential mortgage-backed securities - Agency(3)	—	—	—	57,105	57,105
Total held-to-maturity investment securities	$1,231	$2,451	$2,542	$89,818	$96,042
____________________

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's Community Reinvestment Act initiatives.

Other Investments. As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting, and are recorded within other assets, and the related commitment for future investments is recorded in other liabilities within the statement of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the statement of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of May 31, 2012 and November 30, 2011, the Company had outstanding investments of $158.8 million and $137.9 million, respectively, in these entities, and the related contingent liability was $14.9 million and $6.3 million, respectively.

4.	Loan Receivables
The Company has three portfolio segments: credit card loans, other loans and PCI student loans acquired in the SLC transaction (See Note 2: Business Combinations) and in a separate portfolio acquisition from Citibank. Within these portfolio segments, the Company has classes of receivables which are depicted in the table below (dollars in thousands):

	May 31, 2012	November 30, 2011
Loans held for sale(1)	$—	$714,180
Loan portfolio:
Credit card loans:
Discover card(2)	46,400,847	46,419,544
Discover business card	209,560	219,081
Total credit card loans	46,610,407	46,638,625
Other loans:
Personal loans	2,916,171	2,648,051
Private student loans	2,509,158	2,069,001
Other	26,601	16,690
Total other loans	5,451,930	4,733,742
PCI student loans(3)	4,995,320	5,250,388
Total loan portfolio	57,057,657	56,622,755
Total loan receivables	57,057,657	57,336,935
Allowance for loan losses	(1,869,253)	(2,205,196)
Net loan receivables	$55,188,404	$55,131,739
 ____________________________

(1)
Amount represents federal student loans. At November 30, 2011, $446.6 million of federal student loan receivables were pledged as collateral against a long-term borrowing. During first quarter 2012, Discover Bank sold these loans and recorded a loss of $518 thousand. As a part of this transaction, the related borrowings were assumed by the purchaser.

(2)
Amounts include $20.3 billion and $18.5 billion underlying investors’ interest in trust debt at May 31, 2012 and November 30, 2011, respectively, and $12.7 billion and $15.4 billion in seller’s interest at May 31, 2012 and November 30, 2011, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for further information.

(3)
Amounts include $2.7 billion and $2.8 billion of loans pledged as collateral against the notes issued from the SLC securitization trusts at May 31, 2012 and November 30, 2011, respectively. See Note 5: Credit Card and Student Loan Securitization Activities. Of the remaining $2.3 billion and $2.5 billion at May 31, 2012 and November 30, 2011, respectively, that were not pledged as collateral, approximately $14.2 million and $12.8 million represent loans eligible for reimbursement through an indemnification claim. Discover Bank must purchase such loans from the trust before a claim may be filed.

Credit Quality Indicators. The Company regularly reviews its collection experience (including delinquencies and net charge-offs) in determining its allowance for loan losses. Credit card and closed-end consumer loan receivables are placed on nonaccrual status upon receipt of notification of the bankruptcy or death of a customer or suspected fraudulent activity on an account. Upon completion of the fraud investigation, loan receivables may resume accruing interest.

Information related to the delinquencies and net charge-offs in the Company’s loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “Purchased Credit-Impaired Loans” (dollars in thousands):

Delinquent and Non-Accruing Loans:
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(2)
At May 31, 2012
Credit card loans:
Discover card(1)	$428,513	$456,373	$884,886	$401,966	$186,091
Discover business card	2,091	2,986	5,077	2,770	625
Total credit card loans	430,604	459,359	889,963	404,736	186,716
Other loans:
Personal loans	14,933	8,014	22,947	7,277	3,445
Private student loans (excluding PCI)	20,683	4,980	25,663	4,290	924
Other	288	1,489	1,777	—	1,753
Total other loans (excluding PCI)	35,904	14,483	50,387	11,567	6,122
Total loan receivables (excluding PCI)	$466,508	$473,842	$940,350	$416,303	$192,838
At November 30, 2011
Credit card loans:
Discover card(1)	$554,354	$556,126	$1,110,480	$498,305	$200,208
Discover business card	2,823	3,548	6,371	3,335	860
Total credit card loans	557,177	559,674	1,116,851	501,640	201,068
Other loans:
Personal loans	15,604	7,362	22,966	6,636	3,628
Private student loans (excluding PCI)	10,073	2,992	13,065	2,883	125
Other	507	2,091	2,598	—	2,317
Total other loans (excluding PCI)	26,184	12,445	38,629	9,519	6,070
Total loan receivables (excluding PCI)(3)	$583,361	$572,119	$1,155,480	$511,159	$207,138
______________________

(1)
Consumer credit card loans that are 90 or more days delinquent and accruing interest include $35.3 million and $37.9 million of loans accounted for as troubled debt restructurings at May 31, 2012 and November 30, 2011, respectively.

(2)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of these credit card loans was $8.3 million and $16.7 million for the three and six months ended May 31, 2012, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. These amounts were estimated based on customers' current balances and most recent rates.

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

Net Charge-Offs:	For the Three Months Ended May 31,
	2012		2011
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans:
Discover card	$319,691	2.79%	$553,827	4.99%
Discover business card	1,864	3.53%	4,896	8.22%
Total credit card loans	321,555	2.79%	558,723	5.01%
Other loans:
Personal loans	16,065	2.24%	15,347	2.88%
Private student loans (excluding PCI)	4,187	0.67%	2,030	0.51%
Other	115	1.72%	579	17.33%
Total other loans (excluding PCI)	20,367	1.51%	17,956	1.59%
Net charge-offs as a percentage of total loans (excluding PCI)	$341,922	2.66%	$576,679	4.69%
Net charge-offs as a percentage of total loans (including PCI)	$341,922	2.42%	$576,679	4.42%

	For the Six Months Ended May 31,
	2012		2011
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans:
Discover card	$675,058	2.93%	$1,215,070	5.46%
Discover business card	4,200	3.95%	11,429	9.33%
Total credit card loans	679,258	2.93%	1,226,499	5.48%
Other loans:
Personal loans	33,655	2.41%	34,981	3.46%
Private student loans (excluding PCI)	6,976	0.59%	2,954	0.41%
Other	167	1.44%	613	8.98%
Total other loans (excluding PCI)	40,798	1.50%	38,548	1.82%
Net charge-offs as a percentage of total loans (excluding PCI)	$720,056	2.78%	$1,265,047	5.17%
Net charge-offs as a percentage of total loans (including PCI)	$720,056	2.53%	$1,265,047	4.92%

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

	May 31, 2012		November 30, 2011
	660 and Above	Less than 660 or No Score	660 and Above	Less than 660 or No Score
Discover card	82%	18%	81%	19%
Discover business card	90%	10%	89%	11%
Personal loans	97%	3%	97%	3%
Private student loans (excluding PCI)(1)	95%	5%	95%	5%
____________________

(1)	PCI loans are discussed under the heading "Purchased Credit-Impaired Loans."

For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At May 31, 2012 and November 30, 2011, there were $84.5 million and $75.9 million of loans in forbearance, respectively. In addition, at May 31, 2012 and November 30, 2011, there were 1.7% and 1.5% of private student loans in forbearance as a percentage of student loans in repayment and forbearance.
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

The following table provides changes in the Company’s allowance for loan losses for the three and six months ended May 31, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2012	2011	2012	2011
Balance at beginning of period	$1,978,591	$3,033,459	$2,205,196	$3,304,118
Additions:
Provision for loan losses	232,584	175,540	384,113	593,249
Deductions:
Charge-offs:
Discover card	(474,233)	(708,287)	(971,338)	(1,500,919)
Discover business card	(2,807)	(5,869)	(5,917)	(13,255)
Total credit card loans	(477,040)	(714,156)	(977,255)	(1,514,174)
Personal loans	(16,905)	(15,931)	(35,133)	(35,981)
Private student loans	(4,296)	(2,044)	(7,163)	(2,983)
Other	(120)	(580)	(172)	(615)
Total other loans	(21,321)	(18,555)	(42,468)	(39,579)
Total charge-offs	(498,361)	(732,711)	(1,019,723)	(1,553,753)
Recoveries:
Discover card	154,542	154,460	296,280	285,849
Discover business card	943	973	1,717	1,826
Total credit card loans	155,485	155,433	297,997	287,675
Personal loans	840	584	1,478	1,000
Private student loans	109	14	187	29
Other	5	1	5	2
Total other loans	954	599	1,670	1,031
Total recoveries	156,439	156,032	299,667	288,706
Net charge-offs	(341,922)	(576,679)	(720,056)	(1,265,047)
Balance at end of period	$1,869,253	$2,632,320	$1,869,253	$2,632,320

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2012	2011	2012	2011
Interest accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$92,035	$163,494	$195,403	$351,715
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$17,825	$28,584	$37,658	$63,954

The following table provides additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio (which excludes loans held for sale) by impairment methodology (dollars in thousands):

	Credit Card	Personal Loans	Student Loans	Other Loans	Total
At May 31, 2012
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$1,515,403	$86,373	$63,003	$213	$1,664,992
Troubled debt restructurings(2)	197,257	4,574	2,430	—	204,261
Purchased credit-impaired(3)	—	—	—	—	—
Total allowance for loan losses	$1,712,660	$90,947	$65,433	$213	$1,869,253
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$45,445,166	$2,901,686	$2,499,526	$26,601	$50,872,979
Troubled debt restructurings(2)	1,165,241	14,485	9,632	—	1,189,358
Purchased credit-impaired(3)	—	—	4,995,320	—	4,995,320
Total recorded investment	$46,610,407	$2,916,171	$7,504,478	$26,601	$57,057,657
At November 30, 2011
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$1,865,797	$81,838	$52,601	$220	$2,000,456
Troubled debt restructurings(2)	204,364	237	139	—	204,740
Purchased credit-impaired(3)	—	—	—	—	—
Total allowance for loan losses	$2,070,161	$82,075	$52,740	$220	$2,205,196
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$45,421,887	$2,640,416	$2,063,562	$16,690	$50,142,555
Troubled debt restructurings(2)	1,216,738	7,635	5,439	—	1,229,812
Purchased credit-impaired(3)	—	—	5,250,388	—	5,250,388
Total recorded investment	$46,638,625	$2,648,051	$7,319,389	$16,690	$56,622,755
 ____________________

(1)	Represents loans evaluated for impairment in accordance with ASC 450-20, Loss Contingencies.

(2)
Represents loans evaluated for impairment in accordance with ASC 310-10, Receivables, which consists of modified loans accounted for as troubled debt restructurings. The unpaid principal balance of credit card loans was $1.0 billion at both May 31, 2012 and November 30, 2011. The unpaid principal balance of personal loans was $14.2 million and $7.5 million at May 31, 2012 and November 30, 2011, respectively. The unpaid principal balance of student loans was $9.0 million and $5.4 million at May 31, 2012 and November 30, 2011, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

(3)	Represents loans evaluated for impairment in accordance with ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.
Impaired Loans and Troubled Debt Restructurings. Temporary and permanent modifications on credit card loans, certain grants of student loan forbearance and certain modifications to personal loans are considered troubled debt restructurings and are accounted for in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. Generally loans included in a loan modification program are considered to be individually impaired and are accounted for as troubled debt restructurings. The Company has both internal and external loan modification programs that provide relief to credit card and personal loan borrowers who are experiencing financial hardship. The internal loan modification programs include both temporary and permanent programs.
For our credit card customers, the temporary hardship program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than 12 months. The permanent workout program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The permanent program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. The Company also makes loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program (referred to here as external programs). These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees.

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
For our personal loan customers, the temporary programs normally consist of a reduction of the minimum payment for a period of no longer than 12 months with a final balloon payment required at the end of the loan term. The permanent program involves changing the terms of the loan in order to pay off the outstanding balance over the new term for a period no longer than four years. The total term generally does not exceed nine years. The Company also allows loan modifications for personal loan customers who request financial assistance through external sources, similar to our credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans modified through temporary and permanent internal programs are accounted for as troubled debt restructurings.
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
Interest income from loans accounted for as troubled debt restructurings is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs. Additional information about modified loans is shown below (dollars in thousands):

	Average recorded investment in loans	Interest income recognized on impaired loans(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended May 31, 2012:
Credit card loans
Modified credit card loans that have reverted to pre-modification payment terms(3)	$243,524	$12,083	N/A
Internal programs	$570,405	$4,494	$18,467
External programs	$616,276	$13,338	$2,137
Personal loans(4)	$13,352	$516	N/A
Student loans(4)	$8,337	$143	N/A
For the Three Months Ended May 31, 2011:
Credit card loans
Internal programs	$536,318	$5,652	$16,016
External programs	$730,034	$15,843	$2,540

	Average recorded investment in loans	Interest income recognized on impaired loans(1)	Gross interest income that would have been recorded with original terms(2)
For the Six Months Ended May 31, 2012:
Credit card loans
Modified credit card loans that have reverted to pre-modification payment terms(3)	$254,450	$23,106	N/A
Internal programs	$567,588	$8,994	$36,534
External programs	$633,190	$27,211	$4,361
Personal loans(4)	$12,290	$768	N/A
Student loans(4)	$7,291	$265	N/A
For the Six Months Ended May 31, 2011:
Credit card loans
Internal programs	$542,599	$12,142	$31,539
External programs	$734,911	$31,583	$5,069
 ____________________

(1)
The Company does not separately track interest income on all of its loans modification programs. Amounts shown are estimated by applying an average interest rate to the average loans in the various modification programs.

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

(3)
This balance is considered impaired, but is excluded from the internal and external program amounts reflected in this table. Represents credit card loans that were modified in troubled debt restructurings but that have subsequently reverted back to the loans' pre-modification payment terms either due to noncompliance with the terms of the modification or successful completion of a temporary modification program.

(4)
As interest rates for personal loan customers in modification programs and student loan customers that have been granted forbearance periods are rarely modified, gross interest income that would have been recorded with original terms is not significant.

In order to evaluate the primary financial effects which resulted from loans entering into a loan modification program during the three and six months ended May 31, 2012 and May 31, 2011, the Company quantified the amount by which interest and fees were reduced during the period. During the three and six months ended May 31, 2012, the Company forgave approximately $11.2 million and $24.3 million, respectively, of interest and fees as a result of accounts entering into a loan modification program. During the three and six months ended May 31, 2011, the Company forgave approximately $17.9 million and $34.1 million, respectively, of interest and fees as a result of accounts entering into a loan modification program.

The following table provides information on loans that entered a loan modification program during the period (dollars in thousands):

	For the Three Months Ended May 31,
	2012		2011
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	13,394	$92,587	17,905	$127,097
External programs	10,502	$60,278	12,646	$75,972
Student loans	113	$2,424	63	$1,435
Personal loans	415	$5,549	123	$1,408

	For the Six Months Ended May 31,
	2012		2011
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	29,498	$204,519	33,331	$236,667
External programs	20,815	$119,452	26,095	$156,986
Student loans	222	$4,813	89	$1,773
Personal loans	558	$7,101	308	$3,696

The following table presents the carrying value of loans that experienced a payment default during the three and six months ended May 31, 2012 and 2011 that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in thousands):

	For the Three Months Ended May 31,
	2012		2011
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card (1)(2)(3):
Internal programs	4,268	$29,665	4,686	$33,698
External programs	1,541	$7,608	2,950	$15,721
Student loans	26	$591	5	$105
Personal loans	110	$1,410	40	$495

	For the Six Months Ended May 31,
	2012		2011
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card (1)(2)(3):
Internal programs	8,610	$59,098	10,206	$73,922
External programs	3,613	$17,702	6,795	$36,044
Student loans	35	$768	5	$105
Personal loans	151	$1,888	49	$615
____________________

(1)	The outstanding balance upon default is the loan balance at the end of the month prior to default.

(2)	A customer defaults from a modification program after two consecutive missed payments.

(3)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked.
Of the account balances that defaulted as shown above for the three and six months ended May 31, 2012, approximately 50% and 48%, respectively, of the total balances charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the three and six months ended May 31, 2011, approximately 42% and 38%, respectively, of the total balances charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and that have not subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under the section entitled "Allowance for Loan Losses."
Purchased Credit-Impaired Loans. Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction as well as the additional private student loan portfolio acquired from Citibank comprise the Company’s only PCI loans at May 31, 2012 and November 30, 2011. Total PCI student loans had an outstanding balance of $5.5 billion and $5.7 billion, including accrued interest, and a related carrying amount of $5.0 billion and $5.3 billion, as of May 31, 2012 and November 30, 2011, respectively.
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
As of the acquisition date of September 30, 2011, the private student loans acquired from Citibank had an aggregate outstanding balance and an estimated fair value of approximately $2.4 billion. These loans were acquired at a discount which reflects a decline in the credit quality of the loans after their origination. The discount is partially offset by a premium which reflects the value in certain loans that carry interest rates above prevailing market rates at the acquisition date. Of the $2.4 billion aggregate outstanding balance of loans acquired, loans with an outstanding balance of approximately $16 million were non-performing as of the acquisition date. There has not been any significant incremental credit deterioration on either portfolio since the respective acquisition dates and, therefore, no allowance has been established for the PCI student loans at May 31, 2012.
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

The following table provides changes in accretable yield for the acquired loans for the three and six month periods ended May 31, 2012 and May 31, 2011 (dollars in millions):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2012	2011	2012	2011
Balance at beginning of period	$2,417	$1,737	$2,580	$—
Acquisition of The Student Loan Corporation	—	—	—	1,776
Accretion into interest income	(77)	(56)	(154)	(95)
Other changes in expected cash flows	(27)	91	(113)	91
Balance at end of period	$2,313	$1,772	$2,313	$1,772
During the three and six months ended May 31, 2012, the Company adjusted accretable yield by $27 million and $113 million, respectively, because of a decrease in expected cash flows. These decreases related primarily to changes in borrower prepayments, and were not a result of credit deterioration. During the three and six months ended May 31, 2011, the Company adjusted accretable yield by $91 million because of an increase in expected cash flows based on a change in prepayment assumptions. These amounts will be recognized prospectively as an adjustment to yield over the remaining life of the pools.
At May 31, 2012, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.16% and 0.72%, respectively. At May 31, 2011, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.10% and 0.88%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans for the three and six months ended May 31, 2012 was 1.44% and 1.41%, respectively. The net charge-off rate on PCI student loans for the three and six months ended May 31, 2011 was 1.31% and 1.21%, respectively.

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
The DCMT structure consists of Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties. Credit enhancement is provided by the subordinated Class B certificates, cash collateral accounts, and more subordinated Series 2009-CE certificates that are held by a wholly-owned subsidiary of Discover Bank. The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes. The majority of these more highly subordinated classes of notes are held by subsidiaries of Discover Bank. In addition, during the six months ended May 31, 2012, there was another outstanding series of certificates (Series 2009-SD), issued by DCMT, that provided increased excess spread levels to all other outstanding securities of the trusts. The Series 2009-SD certificates were held by a wholly-owned subsidiary of Discover Bank. The Series 2009-SD balance of $346.4 million matured on January 17, 2012, automatically triggering a higher required level of the Class D (2009-1) note. Accordingly, the size of the Class D (2009-1) note was increased by $241.7 million. The credit-related risk of loss associated with trust assets as of the balance sheet date to which the Company is exposed through the retention of these subordinated interests is fully captured in the allowance for loan losses recorded by the Company.
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

	May 31, 2012	November 30, 2011
Cash collateral accounts	$147,632	$187,105
Collections and interest funding accounts	1,564,780	977,195
Restricted cash	1,712,412	1,164,300
Investors’ interests held by third-party investors	14,768,423	13,294,739
Investors’ interests held by wholly owned subsidiaries of Discover Bank	5,531,538	5,157,536
Seller’s interest	12,683,870	15,363,585
Loan receivables (1)	32,983,831	33,815,860
Allowance for loan losses allocated to securitized loan receivables (1)	(1,223,653)	(1,510,730)
Net loan receivables	31,760,178	32,305,130
Other	26,808	26,506
Carrying value of assets of consolidated variable interest entities	$33,499,398	$33,495,936
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

Another feature of the Company’s credit card securitization structure that is designed to protect investors’ interests from loss, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.5%, with increasing funding requirements as excess spread levels decline below preset levels to 0%.
In addition to performance measures associated with the transferred credit card loan receivables, there are other events or conditions which could trigger an early amortization event. As of May 31, 2012, no economic or other early amortization events have occurred.
The tables below provide information concerning investors’ interests and related excess spreads at May 31, 2012 (dollars in thousands):

	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$2,288,598	4
Discover Card Execution Note Trust (DiscoverSeries notes)	18,011,363	37
Total investors’ interests	$20,299,961	41
____________________

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread(1)
Group excess spread percentage	13.29%
DiscoverSeries excess spread percentage	13.19%
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
Currently there are three trusts from which securities were issued to investors. Principal payments on the long-term secured borrowings are made as cash is collected on the underlying loans that are used as collateral on the secured borrowings. The Company does not have access to cash collected by the securitization trusts until cash is released in accordance with the trust indenture agreements and, for certain securitizations, no cash will be released to the Company until all outstanding trust borrowings have been repaid. Similar to the credit card securitizations, the Company continues to own and service the accounts that generate the student loan receivables held by the trusts and receives servicing fees from the trusts based on either a percentage of the principal balance outstanding or a flat fee per borrower. Although the servicing fee income offsets the fee expense related to the trusts, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing income.
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

The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in thousands):

	May 31, 2012	November 30, 2011
Restricted cash	$89,469	$109,875
Student loan receivables	2,701,874	2,839,871
Other assets	3,975	7,218
Carrying value of assets of consolidated variable interest entities	$2,795,318	$2,956,964

6.	Deposits
The Company offers its deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (IRA) certificates of deposit to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). As of May 31, 2012 and November 30, 2011, the Company had approximately $27.6 billion and $26.2 billion, respectively, of direct-to-consumer deposits and approximately $13.8 billion and $13.3 billion, respectively, of brokered deposits.
A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	May 31, 2012	November 30, 2011
Certificates of deposit in amounts less than $100,000(1)	$20,691,786	$20,114,121
Certificates of deposit from amounts of $100,000(1)to less than $250,000(1)	5,280,850	5,290,405
Certificates of deposit in amounts of $250,000(1)or greater	1,187,519	1,189,779
Savings deposits, including money market deposit accounts	14,266,849	12,869,582
Total interest-bearing deposits	$41,427,004	$39,463,887
Average annual interest rate	2.08%	2.57%
 ____________________

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
At May 31, 2012, certificates of deposit maturing during the remainder of 2012, over the next four years and thereafter were as follows (dollars in thousands):

Year	Amount
2012	$6,744,718
2013	$9,730,363
2014	$4,415,156
2015	$2,801,622
2016	$1,719,078
Thereafter	$1,749,218

7.	Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in thousands):

	May 31, 2012		November 30, 2011
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Securitized Debt
Fixed rate asset-backed securities
Principal value (including discount of $1,296)	$2,748,704	3.89%	$1,748,742	5.65%	Various fixed rates	Various June 2013— September 2017
Fair value adjustment(3)	(839)		—
Book value	2,747,865		1,748,742
Floating rate asset-backed securities	10,518,423	0.78%	10,044,739	0.81%	1-month LIBOR(1) + 8 to 130 basis points	Various June 2012— November 2016
Floating rate asset-backed securities	1,250,000	0.81%	1,250,000	0.69%	3-month LIBOR(1) + 34 basis points	December 2012
Floating rate asset-backed securities and other borrowings	250,000	0.91%	250,000	0.91%	Commercial Paper rate + 70 basis points	April 2013
Total Discover Card Master Trust I and Discover Card Execution Note Trust	14,766,288		13,293,481
Floating rate asset-backed securities (including discount of $201,291)	1,291,557	0.67%	1,390,066	0.60%	3-month LIBOR(1) + 7 to 45 basis points	Various April 2018— July 2036(2)
Floating rate asset-backed securities (including discount of $3,262)	580,616	4.25%	627,072	4.25%	Prime rate +100 basis points	June 2031(2)
Floating rate asset-backed securities (including premium of $2,307)	141,756	4.00%	157,338	4.00%	Prime rate + 75 basis points	July 2042(2)
Floating rate asset-backed securities (including premium of $5,551)	341,142	3.74%	374,555	3.75%	1-month LIBOR(1) + 350 basis points	July 2042(2)
Total SLC Private Student Loan Trusts	2,355,071		2,549,031
Total Long-Term Borrowings—owed to securitization investors	17,121,359		15,842,512
Discover Financial Services (Parent Company)
Fixed rate senior notes due 2017
Principal value (including discount of $410)	399,590	6.45%	399,549	6.45%	Fixed	June 2017
Fair value adjustment(3)	19,163		9,855
Book value	418,753		409,404
Fixed rate senior notes due 2019(4)	78,484	10.25%	400,000	10.25%	Fixed	July 2019
Fixed rate senior notes due 2022(including discount of $113,907)(4)	207,610	5.20%	—	—%	Fixed	April 2022
Discover Bank
Subordinated bank notes due 2019 (including discount of $1,347)	698,653	8.70%	698,563	8.70%	Fixed	November 2019
Subordinated bank notes due 2020 (including discount of $2,728)	497,272	7.00%	497,099	7.00%	Fixed	April 2020
Floating rate secured borrowings(5)	—	—%	437,613	0.70%	Commercial Paper rate + 50 basis points	February 2012
Capital lease obligations	1,776	4.51%	1,987	4.51%	Fixed	April 2016
Total long-term borrowings	$19,023,907		$18,287,178
___________________

(1)	London Interbank Offered Rate (“LIBOR”).

(2)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(3)	The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in LIBOR. See Note 15: Derivatives and Hedging Activities.

(4)
During second quarter 2012, the Company exchanged $321.5 million outstanding aggregate principal amount of 10.25% Senior Notes due 2019 for the same aggregate principal amount of new 5.20% Senior Notes due 2022 and a cash premium. The new 5.20% Senior Notes due 2022 are carried at a discount as a result of the cash premium paid.

(5)	Under a program established by the U.S. Department of Education, this loan facility was entered into to fund certain federal student loans, which were held for sale at November 30, 2011. However, upon sale of the loans during the first quarter 2012, this loan facility was assumed by the buyer.
Maturities. Long-term borrowings had the following maturities at May 31, 2012 (dollars in thousands):

Year	Amount
Due in 2012	$2,796,764
Due in 2013	5,171,998
Due in 2014	3,781,790
Due in 2015	1,590,617
Due in 2016	390,145
Thereafter	5,292,593
Total	$19,023,907
During the second quarter, the Company completed a private exchange offer, resulting in the exchange of $321.5 million outstanding aggregate principal amount of 10.25% Senior Notes due 2019 for the same aggregate principal amount of new 5.20% Senior Notes due 2022 and a cash premium paid of $114.5 million. On April 27, 2012, the Company issued $307.5 million aggregate principal amount and, on May 8, 2012, the Company issued $14 million aggregate principal amount, respectively, of the 5.20% Senior Notes due 2022. The Company has entered into a registration rights agreement with respect to the new notes.
The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of May 31, 2012, the total commitment of secured credit facilities through private providers was $7.5 billion, of which $250 million had been used and was included in long-term borrowings at May 31, 2012. Access to the unused portions of the secured credit facilities is dependent upon the agreement with each of the providers which have various expirations in fiscal years 2013, 2014 and 2015. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
Short-Term Borrowings. Short-term borrowings consist of overnight Federal Funds purchased with original maturities less than one year. There were no short-term borrowings at any time during second quarter 2012, including as of May 31, 2012. The weighted-average interest rate on short term borrowings was 0.03% for the six months ended May 31, 2012. At November 30, 2011, the short-term borrowing balance was $50 million. The weighted-average interest rate on short term borrowings was 0.08% and 0.14% for the three and six months ended May 31, 2011, respectively.
Effective May 25, 2012, the Company, through its subsidiary Discover Home Loans, Inc., entered into a $300.0 million warehouse line of credit with an unaffiliated party. The warehouse line of credit may only be used to fund consumer residential loans that are held for sale and will be secured by such loans. The term of the agreement is through May 24, 2013. The Company is subject to various affirmative and negative covenants. There were no borrowings outstanding under this line of credit at May 31, 2012.

8.	Accumulated Other Comprehensive Income

Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

	Net Unrealized Gains (Losses) on securities	Derivatives	Adjustments Related to Pension and Other Post Retirement Benefits	Accumulated Other Comprehensive Income (Loss)
For the three months ended May 31, 2012
Balance at February 29, 2012	$62,338	$5,522	$(116,464)	$(48,604)
Unrealized gain on available-for-sale investment securities, net of tax expense of $4,368	7,245	—	—	7,245
Unrealized (loss) on cash flow hedges, net of tax benefit of $467	—	(773)	—	(773)
Unrealized pension and post retirement benefit gain, net of tax benefit of $1,100	—	—	1,116	1,116
Balance at May 31, 2012	$69,583	$4,749	(115,348)	$(41,016)

For the three months ended May 31, 2011
Balance at February 28, 2011	$(7,326)	$(6,300)	$(92,653)	$(106,279)
Unrealized gain on available-for-sale investment securities, net of tax expense of $19,083	31,974	—	—	31,974
Unrealized gain on cash flow hedges, net of tax expense of $4,736	—	7,947	—	7,947
Balance at May 31, 2011	$24,648	$1,647	$(92,653)	$(66,358)

For the six months ended May 31, 2012
Balance at November 30, 2011	$54,888	$7,005	$(113,572)	$(51,679)
Unrealized gain on available-for-sale investment securities, net of tax expense of $8,861	14,695	—	—	14,695
Unrealized (loss) on cash flow hedges, net of tax benefit of $1,362	—	(2,256)	—	(2,256)
Unrealized pension and post retirement benefit loss, net of tax benefit of $1,920	—	—	(1,776)	(1,776)
Balance at May 31, 2012	$69,583	$4,749	$(115,348)	$(41,016)

For the six months ended May 31, 2011
Balance at November 30, 2010	$7,921	$2,525	$(92,994)	$(82,548)
Unrealized gain on available-for-sale investment securities, net of tax expense of $9,996	16,727	—	—	16,727
Unrealized (loss) on cash flow hedges, net of tax benefit of $524	—	(878)	—	(878)
Unrealized pension and post retirement benefit gain, net of tax expense of $202	—	—	341	341
Balance at May 31, 2011	$24,648	$1,647	$(92,653)	$(66,358)

9.	Income Taxes
Income tax expense consisted of the following (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2012	2011	2012	2011
Current:
U.S. federal	$253,171	$197,637	$508,834	$336,485
U.S. state and local	37,777	33,309	77,146	35,716
International	970	926	2,182	2,271
Total	291,918	231,872	588,162	374,472
Deferred:
U.S. federal	35,527	89,191	116,217	197,820
U.S. state and local	3,131	4,967	9,456	8,858
International	—	10	(19)	1
Total	38,658	94,168	125,654	206,679
Income tax expense	$330,576	$326,040	$713,816	$581,151
The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2012	2011	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.2	2.9	3.2	2.0
Valuation allowance - capital loss	—	(2.3)	—	(1.3)
Other	(0.1)	(0.4)	(0.3)	(0.4)
Effective income tax rate	38.1%	35.2%	37.9%	35.3%

The Company is under continuous examination by the IRS and the tax authorities for various states. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 2006 through the short period June 30, 2007 when Discover was a subsidiary of Morgan Stanley. A separate post-spin examination covers the years 2008 through 2010. The Company is pursuing an IRS administrative appeal of the IRS proposed assessment for the years 1999 through 2005. The Company's quarterly discussions with IRS appeals have been to provide additional facts to the IRS and have not produced any settlements offers. Therefore, the Company does not anticipate that a resolution of the IRS administrative appeal will occur within the next 12 months. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. Due to uncertainty of the outcome of the IRS examinations and the IRS administrative appeal, the Company is unable to determine if the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. However, the Company believes that its reserve is sufficient to cover any tax, penalties and interest that could result.

10.	Earnings Per Share
The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2012	2011	2012	2011
Numerator:
Net income available to common stockholders	$536,591	$600,419	$1,167,597	$1,065,311
Income allocated to participating securities	(5,046)	(6,931)	(11,584)	(12,399)
Net income allocated to common stockholders	$531,545	$593,488	$1,156,013	$1,052,912
Denominator:
Weighted average shares of common stock outstanding	528,094	545,504	528,825	545,280
Effect of dilutive common stock equivalents	1,175	656	1,170	589
Weighted average shares of common stock outstanding and common stock equivalents	529,269	546,160	529,995	545,869
Basic earnings per share	$1.01	$1.09	$2.19	$1.93
Diluted earnings per share	$1.00	$1.09	$2.18	$1.93

The following securities were considered anti-dilutive and therefore were excluded from the denominator in the computation of diluted EPS (shares in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2012	2011	2012	2011
Unexercised stock options	—	348	2	450

11.	Capital Adequacy
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of May 31, 2012, the Company and the Bank met all capital adequacy requirements to which they were subject.
Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of May 31, 2012, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.
The following table shows the actual capital amounts and ratios of the Company and the Bank as of May 31, 2012 and November 30, 2011 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
May 31, 2012
Total capital (to risk-weighted assets)
Discover Financial Services	$10,468,161	17.3%	$4,854,860	≥8.0%	$6,068,575	≥10.0%
Discover Bank	$9,053,297	15.2%	$4,776,265	≥8.0%	$5,970,331	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$8,499,952	14.0%	$2,427,430	≥4.0%	$3,641,145	≥6.0%
Discover Bank	$7,097,217	11.9%	$2,388,133	≥4.0%	$3,582,199	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$8,499,952	11.9%	$2,862,517	≥4.0%	$3,578,147	≥5.0%
Discover Bank	$7,097,217	10.1%	$2,821,002	≥4.0%	$3,526,252	≥5.0%
November 30, 2011
Total capital (to risk-weighted assets)
Discover Financial Services	$9,808,660	16.5%	$4,764,887	≥8.0%	$5,956,109	≥10.0%
Discover Bank	$8,671,391	14.8%	$4,693,645	≥8.0%	$5,867,056	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$7,850,451	13.2%	$2,382,444	≥4.0%	$3,573,665	≥6.0%
Discover Bank	$6,724,176	11.5%	$2,346,822	≥4.0%	$3,520,234	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$7,850,451	11.5%	$2,729,480	≥4.0%	$3,411,851	≥5.0%
Discover Bank	$6,724,176	10.0%	$2,690,135	≥4.0%	$3,362,668	≥5.0%

12.	Commitments, Contingencies and Guarantees
Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2022. At May 31, 2012, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in thousands):

	Capitalized Leases	Operating Leases
2012	$254	$5,469
2013	508	10,427
2014	508	9,011
2015	489	8,011
2016	179	7,754
Thereafter	—	16,601
Total minimum lease payments	1,938	$57,273
Less: Amount representing interest	162
Present value of net minimum least payments	$1,776
Unused commitments to extend credit. At May 31, 2012, the Company had unused commitments to extend credit for consumer loans and commercial loans of approximately $163.1 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other consumer loan products, provided there is no violation of conditions in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
Commitments to purchase private student loans. On December 31, 2010, Discover Bank entered into an agreement with Citibank to purchase any private student loans originated subsequent to the contract date including a premium equal to 0.125%. Discover Bank completed the first purchase of loan participations under this agreement on January 3, 2011. The agreement has been amended to extend to December 31, 2012, effective upon the closing of Discover Bank's purchase of private student loans from Citibank on September 30, 2011. Although the agreement does not set forth a minimum or maximum amount of loans to be purchased, Discover Bank must purchase all eligible loans originated by Citibank, which the Company estimates to be $200.0 million to $300.0 million over the remaining life of the agreement, as amended. As of May 31, 2012, Discover Bank had an outstanding commitment to purchase $6.0 million of loans under this agreement. For the loans purchased under the agreement, the Company has limited involvement with respect to the underwriting and setting credit terms. The underwriting standards for these loans are based on Citibank's credit policy, and those standards are not substantially different than the Company's own underwriting criteria.  Based on this and by virtue of the fact that the loans are newly originated at the time that the Company acquires them, the loans are not considered purchased credit-impaired.
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

May 31, 2012
Diners Club:
Merchant guarantee (in millions)	$263
PULSE:
ATM guarantee (in thousands)	$1,078
With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of May 31, 2012, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of May 31, 2012, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.
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
The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2012	2011	2012	2011
Losses related to merchant chargebacks (in thousands)	$12	$413	$101	$1,334
Aggregate sales transaction volume (in millions)(1)	$25,158	$26,848	$52,884	$52,635
____________________

(1)	Represents period transactions processed on the Discover Network to which a potential liability exists which, in aggregate, can differ from credit card sales volume.
The Company has not recorded any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees on May 31, 2012 and November 30, 2011. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts, and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition (dollars in thousands):

	May 31, 2012	November 30, 2011
Settlement withholdings and escrow deposits	$26,812	$24,297

13.	Litigation and Regulatory Matters

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
The Company has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and the Company’s exposure to, litigation, but there can be no assurance that the Company will continue to be successful in enforcing its arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause the Company to discontinue their use. In addition, there are bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses, and the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the Consumer Financial Protection Bureau (the "CFPB") to limit or ban pre-dispute arbitration clauses. Further, the Company is involved in pending legal actions challenging its arbitration clause.
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, accounting, tax and operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings or other relief, which could materially impact the Company's financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. Such matters related to the IRS are discussed in Note 9: Income Taxes.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Excluding expenses of internal or external legal service providers, litigation-related expense of $90.8 million and $115.9 million was recognized for the three and six months ended May 31, 2012, compared to $19.6 million and $20.7 million for the same periods in 2011.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is up to $110 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, takes into account the Company’s best estimate of such losses for those matters for which an estimate can be made, and does not represent the Company’s maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.

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
The FDIC and the CFPB have been reviewing the Company's marketing practices with respect to its fee-based products, including its payment protection product. The FDIC and the CFPB have notified the Company that they plan to take a joint enforcement action against the Company. The agencies have served the Company with subpoenas and a civil investigative demand for documents and testimony related to their ongoing investigation. Before the FDIC's and the CFPB's review began, the Company made changes to both its products and program, and the Company believes its current business practices substantially address the regulators' concerns. The enforcement action could include civil monetary penalties, significant restitution and additional business practice changes. The CFPB is a new agency for which no precedent has been established for enforcement matters. The exposure to loss for this matter in excess of amounts accrued could materially exceed the estimate included in the estimated range of reasonably possible losses above, which could have a material adverse impact on the Company's near-term net income; however, the Company does not believe it would have a material adverse impact on the Company's consolidated capital position.
There are eight class action cases pending in relation to the sale of the Company’s payment protection product. The cases were filed (all in United States District Courts) on: July 8, 2010 in the Northern District of California (Walker, et al. v. DFS, Inc. and Discover Bank; subsequently transferred to the Northern District of Illinois); July 16, 2010 in the Central District of California (Conroy v. Discover Financial Services and Discover Bank); October 22, 2010 in the District of South Carolina (Alexander v. Discover Financial Services, Inc.; DFS Services LLC; Discover Bank; and Morgan Stanley); November 5, 2010 in the Northern District of Illinois (Callahan v. Discover Financial Services, Inc. and Discover Bank); December 17, 2010 in the Western District of Tennessee (Sack v. DFS Services LLC; Discover Financial Services, Inc.; and Discover Bank); January 14, 2011 in the Eastern District of Pennsylvania (Boyce v. DFS Services LLC; Discover Financial Services Inc.; Discover Bank); February 15, 2011 in the Southern District of Florida (Triplett v. Discover Financial Services, Inc., DFS Financial Services LLC, Discover Bank and Morgan Stanley); and March 7, 2011 in the Eastern District of Pennsylvania (Carter v. Discover Financial Services, Inc., DFS Financial Services LLC, Discover Bank, Morgan Stanley et al.). All of the cases have been transferred to the U.S. District Court for the Northern District of Illinois pursuant to a multi-district litigation order issued by the Joint Panel on Multidistrict Litigation in February 2011. These class actions challenge the Company’s marketing practices with respect to its payment protection product to cardmembers under various state laws and the Truth in Lending Act. The plaintiffs seek monetary remedies including unspecified damages and restitution, attorneys’ fees and costs, and various forms of injunctive relief including an order rescinding the payment protection product enrollments of all class members. In June 2011, the Company and class counsel entered into a preliminary global settlement of all of the pending class actions. On November 9, 2011, the court granted preliminary approval of the settlement. The settlement encompasses Discover Bank's sale and administration of Discover Payment Protection, Identity Theft Protection, Wallet Protection and Credit Score Tracker. The settlement received final approval from the court on May 10, 2012.
On August 16, 2011, the Attorney General of West Virginia filed a lawsuit against the Company in the Circuit Court of Mason County, West Virginia (West Virginia v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to the Company's marketing and administration of various fee-based products under West Virginia law. The relief sought in the lawsuit includes an injunction prohibiting the Company from engaging in the alleged violations, restitution and disgorgement of monies received from the complained of practices, civil penalties and costs. The Company will seek to vigorously defend all claims asserted against it in this matter.
On August 26, 2011, the Attorney General of Missouri issued a request for information to the Company in connection with an investigation to determine whether the Company has engaged in conduct that violates Missouri law in the marketing of its payment protection product to its credit card customers. The Company is cooperating with the Attorney General in the investigation.
On November 30, 2011, a class action lawsuit was filed against the Company by a cardmember in the U.S. District Court for the Northern District of California (Walter Bradley, et al. v. Discover Financial Services). The plaintiff alleges that the Company contacted him, and members of the class he seeks to represent, on their cellular telephones without their express consent in violation of the Telephone Consumer Protection Act (“TCPA”). Plaintiff seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). The Company will seek to vigorously defend against all claims asserted by the plaintiff.
On March 6, 2012, a class action lawsuit was filed against the Company by a cardmember in the U.S. District Court for the Northern District of California (Andrew Steinfeld, et al. v. Discover Financial Services, et al.). The plaintiff alleges that the

Company contacted him, and members of the class he seeks to represent, on their cellular telephones without their express consent in violation of the TCPA. Plaintiff seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). The Company will seek to vigorously defend against all claims asserted by the plaintiff.
On April 12, 2012, the Attorney General of Hawaii filed a lawsuit against the Company in the Circuit Court of the First Circuit, Hawaii (Hawaii v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to the Company's marketing and administration of various fee-based products under Hawaii law. The relief sought in the lawsuit includes an injunction prohibiting named parties from engaging in the alleged violations, restitution and disgorgement of monies received from the complained of practices, civil penalties and costs. The Company will seek to vigorously defend against all claims asserted against it.

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
Accrued interest receivable. For the Company's accrued interest receivable, which is included in other assets on the statement of financial condition, the carrying value approximates fair value as it is short-term in nature and is due in less than one year.
Derivative financial instruments. The Company’s derivative financial instruments consist of interest rate swaps and foreign currency forward contracts. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and option volatility. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company considers collateral and legally enforceable master netting agreements that mitigate credit exposure to counterparties in determining the counterparty credit risk valuation adjustment. See Note 15: Derivatives and Hedging Activities for more information.

Deposits. The carrying values of money market deposits, savings deposits and demand deposits approximate fair value due to the potentially liquid nature of these deposits. For time deposits for which readily available market rates do not exist, fair values are estimated by discounting expected future cash flows using market rates currently offered for deposits with similar remaining maturities.
Short-term borrowings. The carrying values of short-term borrowings approximate fair value as they are short term in nature and have maturities of less than one year.
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
Accrued interest payable. The Company's accrued interest payable, which is included in other liabilities on the statement of financial condition, carrying value approximates fair value as it is short term in nature and is payable in less than one year.
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

Disclosures concerning assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)	Total
Balance at May 31, 2012
Assets
U.S Treasury securities	$2,660,757	$—	$—	$2,660,757
U.S government agency securities	2,467,241	—	—	2,467,241
Credit card asset-backed securities of other issuers	—	180,263	—	180,263
Corporate debt securities	—	221,337	—	221,337
Residential mortgage-backed securities - Agency	—	1,027,746	—	1,027,746
Available-for-sale investment securities	$5,127,998	$1,429,346	$—	$6,557,344
Derivative financial instruments	$—	$85,474	$—	$85,474
Liabilities
Derivative financial instruments	$—	$946	$—	$946
Balance at November 30, 2011
Assets
U.S Treasury securities	$2,563,250	$—	$—	$2,563,250
U.S government agency securities	2,795,223	—	—	2,795,223
Credit card asset-backed securities of other issuers	—	299,889	—	299,889
Corporate debt securities	—	449,469	—	449,469
Available-for-sale investment securities	$5,358,473	$749,358	$—	$6,107,831
Derivative financial instruments	$—	$63,576	$—	$63,576
Liabilities
Derivative financial instruments	$—	$448	$—	$448

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and six months ended May 31, 2012 and May 31, 2011.

At May 31, 2012, amounts reported in credit card asset-backed securities issued by other institutions reflected senior-rated Class A securities having a par value of $151.1 million and more junior-rated Class B and Class C securities with par values of $22.0 million and $6.9 million, respectively. The Class A securities had a weighted-average coupon of 0.46% and a weighted-average remaining maturity of 10.7 months; the Class B, 0.55% and 10.8 months, respectively; and the Class C, 0.64% and 6.7 months, respectively. The assets underlying these securities are predominantly prime general-purpose credit card loan receivables. Amounts reported in corporate debt securities reflected government-rated corporate debt obligations issued under the Temporary Liquidity Guarantee Program (“TLGP”) that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with a par value of $220.0 million, a weighted-average coupon of 2.14% and a weighted-average remaining maturity of 3.9 months. Amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by the Federal National Mortgage Association with a par value of $998.0 million, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of 4.3 years.

Fair value estimates for corporate debt obligations issued under TLGP are derived utilizing a spread relative to an underlying benchmark curve which reflects the terms and conditions of specific instruments being valued. The fair values estimates of mortgage-backed and credit card asset-backed securities are valued based on the best information available. This data may consist of observed market prices, broker quotes or discounted cash flow models that incorporate assumptions such as benchmark yields, issuer spreads, prepayment speeds, credit ratings and losses, the priority of which may vary based on availability of information.

The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis. Net transfers into and/or out of Level 3 are presented using beginning of the period fair values excluding purchases and other settlements. There were no Level 3 assets or liabilities measured at fair value on a recurring basis at any point during the three and six months ended May 31, 2012. There were no Level 3 assets or liabilities measured at fair value on a recurring basis at any point during the three months ended May 31, 2011.
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

The following table discloses the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of May 31, 2012 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at May 31, 2012
Assets
U.S Treasury securities	$550	$—	$—	$550	$550
States and political subdivisions of states	—	38,387	—	38,387	38,841
Residential mortgage-backed securities - Agency	—	57,105	—	57,105	55,229
Held-to-maturity investment securities	$550	$95,492	$—	$96,042	$94,620

Cash and cash equivalents	$5,112,069	$—	$—	$5,112,069	$5,112,069
Restricted cash	$1,802,881	$—	$—	$1,802,881	$1,802,881
Net loans receivables	$—	$—	$56,876,324	$56,876,324	$55,188,404
Accrued interest receivables	$—	$470,789	$—	$470,789	$470,789

Liabilities
Deposits	$—	$42,157,875	$—	$42,157,875	$41,551,286
Long-term borrowings - owed to securitization investors	$—	$15,065,869	$2,471,825	$17,537,694	$17,121,359
Other long-term borrowings	$—	$2,371,897	$1,914	$2,373,811	$1,902,548
Accrued interest payables	$—	$141,394	$—	$141,394	$141,394

 Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three and six months ended May 31, 2012 and May 31, 2011, the Company had no impairments related to these assets. Fair value adjustments for loans held for sale are periodically recorded in other income in the consolidated statements of income. During the six months ended May 31, 2012, the Company recorded a loss of $518 thousand related to the sale of loans held for sale. There were no gains or losses related to loans held for sale during the three months ended May 31, 2012. During the three and six months ended May 31, 2011, the Company recorded a gain of $6.1 million related to loans held for sale. As of May 31, 2012, the Company had not made any fair value elections with respect to any of its eligible assets and liabilities as permitted under ASC 825-10-25.

15.	Derivatives and Hedging Activities
The Company uses derivatives to manage its exposure to various financial risks. The Company does not enter into derivatives for trading or speculative purposes. Certain derivatives used to manage the Company’s exposure to interest rate movements and other identified risks are not designated as hedges and do not qualify for hedge accounting. All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values.
Derivatives may give rise to counterparty credit risk, which generally is addressed through collateral arrangements as described under the sub-heading "Collateral Requirements and Credit-Risk Related Contingency Features." The Company enters into derivative transactions with established dealers that meet minimum credit criteria established by the Company. All counterparties must be pre-approved prior to engaging in any transaction with the Company. Counterparties are monitored on a regular basis by the Company to ensure compliance with the Company’s risk policies and limits. In determining the counterparty credit risk valuation adjustment for the fair values of derivatives, the Company considers collateral and legally enforceable master netting agreements that mitigate credit exposure to counterparties.
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
Cash Flow Hedges. The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from credit card loan receivables. The Company's current cash flow hedges are for a maximum period of three years. The derivatives are designated as a hedge of the risk of overall changes in cash flows on the Company’s portfolios of prime-based interest receipts and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at May 31, 2012 will be reclassified to interest income as interest payments are received on certain of the Company's floating rate credit card loan receivables. During the next 12 months, the Company estimates it will reclassify to earnings $6.5 million of pretax gains related to its derivatives designated as cash flow hedges.

Fair Value Hedges. The Company is exposed to changes in fair value of certain of its fixed rate debt obligations due to changes in interest rates. During the three and six months ended May 31, 2012, the Company used interest rate swaps to manage its exposure to changes in fair value of certain fixed rate senior notes, securitized debt and interest-bearing brokered deposits attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. The interest rate swaps involve the receipt of fixed rate amounts from the respective counterparties in exchange for the Company making payments of variable rate amounts over the life of the agreements without exchange of the underlying notional amounts. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits relating to the risk being hedged were recorded in interest expense. The changes provided substantial offset to one another. Ineffectiveness related to these fair value hedges was recorded in interest expense. Any basis differences between the fair value and the carrying amount of the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits at the inception of the hedging relationship is amortized and recorded in interest expense.

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

The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the statement of financial condition each is reported as of May 31, 2012 and November 30, 2011. See Note 14: Fair Value Disclosures for a description of the valuation methodologies of derivatives. (Dollars in thousands):

	May 31, 2012				November 30, 2011
			Balance Sheet Location			Balance Sheet Location
	Notional Amount	Number of Transactions	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps—cash flow hedge	$2,000,000	8	$8,592	$—	$2,000,000	$12,191	$—
Interest rate swaps—fair value hedge	$5,376,911	197	$72,713	$946	$2,338,276	$44,171	$279
Derivatives not designated as hedges:
Foreign exchange forward contracts(1)	$23,036	5	$212	$—	$21,453	$—	$169
Interest rate swap	$1,156,243	1	$3,957	$—	$1,294,932	$7,214	$—
 ____________________

(1)
The foreign exchange forward contracts have notional amounts of EUR 15.4 million, GBP 1.9 million and SGD 1.5 million as of May 31, 2012 and EUR 14.0 million and GBP 1.7 million as of November 30, 2011.

The following table summarizes the impact of the derivative instruments on income, and indicates where within the condensed consolidated statements of income such impact is reported for the three and six months ended May 31, 2012 and 2011 (dollars in thousands):

		For the Three Months Ended May 31,		For the Six Months Ended May 31,
	Location	2012	2011	2012	2011
Derivatives designated as hedges:
Interest rate swaps—cash flow hedges:
Total (losses) gains recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$(1,241)	$12,684	$(3,620)	$(1,402)
Total (losses) gains recognized in other comprehensive income		$(1,241)	$12,684	$(3,620)	$(1,402)
Amount reclassified from other comprehensive income into income	Interest Income	$1,892	$1,892	$3,764	$3,743
Interest rate swaps—fair value hedges:
Interest expense—ineffectiveness		14,670	17,124	25,149	4,209
Interest expense—other		6,749	2,354	11,854	4,003
Gain on interest rate swaps	Interest Expense	21,419	19,478	37,003	8,212
Interest expense—ineffectiveness		(13,486)	(15,212)	(22,514)	(1,489)
Interest expense—other		(1,546)	(1,630)	(3,095)	(3,245)
Loss on hedged item	Interest Expense	(15,032)	(16,842)	(25,609)	(4,734)
Total gains recognized in income		$8,279	$4,528	$15,158	$7,221
Derivatives not designated as hedges:
Gain (loss) on forward contracts	Other Income	$1,520	$(281)	$1,647	$(733)
Gain (loss) on interest rate swaps	Other Income	879	(4,435)	(2,973)	(5,481)
Total gains (losses) on derivatives not designated as hedges recognized in income		$2,399	$(4,716)	$(1,326)	$(6,214)

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

As of May 31, 2012, DFS had a right to reclaim $4.0 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of DFS did not meet specified thresholds. At May 31, 2012, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $87.1 million as of May 31, 2012. The Company had an obligation to return $68.7 million cash collateral deposited with the Company (net of $4.0 million referenced above) as of May 31, 2012.

As of May 31, 2012, the Company had interest rate swaps in a net asset position with all of its counterparties, inclusive of accrued interest. If the Company had breached any provisions of the derivative agreements, there would have been no obligation to settle termination values since none of the derivative agreements were in net liability positions as of May 31, 2012.

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

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.

•	Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data for the three months ended May 31, 2012 and 2011 (dollars in thousands):

For the Three Months Ended	Direct Banking	Payment Services	Total
May 31, 2012
Interest income
Credit card	$1,421,115	$—	$1,421,115
Private student loans	44,582	—	44,582
PCI student loans	77,192	—	77,192
Personal loans	87,995	—	87,995
Other	24,733	1	24,734
Total interest income	1,655,617	1	1,655,618
Interest expense	340,539	—	340,539
Net interest income (expense)	1,315,078	1	1,315,079
Provision for loan losses	232,584	—	232,584
Other income	449,591	83,549	533,140
Other expense	712,285	36,183	748,468
Income before income tax expense	$819,800	$47,367	$867,167
May 31, 2011
Interest income
Credit card	$1,403,191	$—	$1,403,191
Private student loans	29,018	—	29,018
PCI student loans	56,199	—	56,199
Personal loans	63,418	—	63,418
Other	21,447	5	21,452
Total interest income	1,573,273	5	1,573,278
Interest expense	379,923	56	379,979
Net interest income (expense)	1,193,350	(51)	1,193,299
Provision for loan losses	175,540	—	175,540
Other income	469,567	74,277	543,844
Other expense	603,961	31,183	635,144
Income before income tax expense	$883,416	$43,043	$926,459

The following table presents segment data for the six months ended May 31, 2012 and 2011 (dollars in thousands):

For the Six Months Ended	Direct Banking	Payment Services	Total
May 31, 2012
Interest income
Credit card	$2,844,921	$—	$2,844,921
Private student loans	85,064	—	85,064
PCI student loans	154,435	—	154,435
Personal loans	170,970	—	170,970
Other	46,783	4	46,787
Total interest income	3,302,173	4	3,302,177
Interest expense	693,747	52	693,799
Net interest income (expense)	2,608,426	(48)	2,608,378
Provision for loan losses	384,113	—	384,113
Other income	913,086	169,557	1,082,643
Other expense	1,354,992	70,503	1,425,495
Income before income tax expense	$1,782,407	$99,006	$1,881,413
May 31, 2011
Interest income
Credit card	$2,820,307	$—	$2,820,307
Private student loans	50,459	—	50,459
PCI student loans	95,156	—	95,156
Personal loans	119,473	—	119,473
Other	40,835	12	40,847
Total interest income	3,126,230	12	3,126,242
Interest expense	762,580	127	762,707
Net interest income (expense)	2,363,650	(115)	2,363,535
Provision for loan losses	593,249	—	593,249
Other income	955,631	150,837	1,106,468
Other expense	1,165,713	64,579	1,230,292
Income before income tax expense	$1,560,319	$86,143	$1,646,462

17.	Subsequent Events
Acquisition of Assets. On June 6, 2012, through its Discover Home Loans, Inc. subsidiary, the Company acquired substantially all of the operating and related assets of Home Loan Center, Inc., a subsidiary of Tree.com, Inc., adding a residential mortgage lending component to the Company's direct banking business. In exchange for the net assets acquired, the Company paid an aggregate of $47.4 million, including payments made prior to the closing that were applied to the closing price. A portion of such amount is being held in escrow pending the discharge of certain contingent liabilities not assumed by the Company related to loans previously sold to secondary market investors. An additional $10.0 million of purchase price will be due from the Company on the first anniversary of the closing, subject to certain conditions being satisfied. The Company is still in the process of evaluating the net assets acquired and anticipates that accounting for the acquisition will be completed during the second half of 2012.
Long-term Borrowings. On June 13, 2012, the Company issued $1.5 billion of credit card asset-backed securities in a registered public offering through the Discover Card Execution Note Trust, comprised of a $800.0 million issuance at an annual interest rate of 0.86% with a maturity of three years, and a $650 million issuance at an annual interest rate of one-month LIBOR plus 0.37% with a maturity of five years.
Cash Dividend. On June 14, 2012, the Company announced a cash dividend of $0.10 per share of common stock, payable on July 19, 2012, to stockholders of record at the close of business on July 5, 2012.

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

Additional factors that could cause our results to differ materially from those described below can be found in this section and in "Risk Factors" in this quarterly report and in “Risk Factors,” “Business—Competition,” “Business—Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended November 30, 2011, filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).

Introduction and Overview
Discover Financial Services is a direct banking and payment services company. Through our Discover Bank subsidiary, we offer our customers credit cards, student loans, personal loans and deposit products. Through our Discover Home Loans, Inc. subsidiary, we offer our customers residential mortgages. Through our DFS Services LLC subsidiary and its subsidiaries, we operate the Discover Network, the PULSE Network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network is a payment card transaction processing network for Discover card-branded and third-party issued credit, debit and prepaid cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE Network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services. Our fiscal year ends on November 30 of each year.

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

Quarter Highlights

•	Net income for the second quarter of 2012 was $537 million, compared to $600 million for the second quarter of 2011.

•	Credit card loans grew $1.6 billion to $46.6 billion and Discover card sales volume increased 5% from the prior year.

•	Credit card loan delinquencies and net charge-offs reached historic lows with a delinquency rate for loans over 30 days past due of 1.91% and a net charge-off rate of 2.79%.

•	Payment services pretax income was up 10% from the prior year to $47 million. Transaction volume for the segment was $51.4 billion in the quarter, an increase of 12% from the prior year.

•	We repurchased 13.5 million shares of our common stock for $447 million, reducing our number of shares outstanding by 2.4%.

•
We issued $1.0 billion of credit card asset-backed securities in a registered public offering through a securitization trust at an annual interest rate of one-month LIBOR plus 0.15% with a maturity of two years.

Recent Developments

•
On June 6, 2012, through our Discover Home Loans, Inc. subsidiary, we acquired substantially all of the operating and related assets of Home Loan Center, Inc., a subsidiary of Tree.com, Inc., adding a residential mortgage lending component to our direct banking business.

•
On June 13, 2012, we issued $1.5 billion of credit card asset-backed securities in a registered public offering through a securitization trust, comprised of a $800 million issuance at an interest rate of 0.86% with a maturity of three years, and a $650 million issuance at an interest rate of one-month LIBOR plus 0.37% with a maturity of five years.

•	On June 14, 2012, we announced a cash dividend of $0.10 per share of common stock, payable on July 19, 2012, to stockholders of record at the close of business on July 5, 2012.

Outlook
Credit performance continued to improve during the first half of 2012. Improvements in delinquency rates contributed to reserve releases in the second quarter although we would expect to build reserves as our loan portfolio continues to grow.
We continue to focus on growing our card receivables in 2012 through new accounts and wallet share gains by enhancing our brand through expanded partnerships, promotional offers, advertising, and rewards. For example, we recently announced a new affinity partnership that leverages our rewards program and is expected to contribute to new account and sales growth. We are also targeting profitable growth in our private student loan and personal loan portfolios. We continue to focus on expanding our direct banking product offerings through the recent launch of fixed rate private student loans and residential mortgages. In addition, we look forward to introducing an online checking account.

We anticipate total yield compression in 2012 due to the continuing effects of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") implementation, an increase in promotional offers and expected growth in other loan products, which tend to carry lower interest rates. We expect this yield compression to continue to be offset by continued funding cost improvements. Funding costs are expected to continue to decline over the next year as we benefit from the interest rate environment and replace higher-priced time deposits with lower-priced deposits and borrowings. We plan to continue to seek cost-effective funding while maintaining strong liquidity. Net interest margin is expected to remain consistent with the second quarter of 2012 throughout the remainder of the year.

We intend to continue to maintain a strong capital level while considering investments for future growth and returning capital to shareholders through execution of our share repurchase program and payment of our quarterly dividend. In our payments business, we are focused on investments to strengthen brand awareness and acceptance globally through support of our Diners Club network and arrangements with other networks and merchant acquirers. Furthermore, as we continue to monitor the political and economic situation in Europe, we are working with our Diners Club licensees in that market and monitoring their ability to maintain or obtain additional operating financing, which could potentially impact our payment services segment.

Regulatory Environment and Developments

Overview
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Reform Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms. Bank holding companies with $50 billion or more in total consolidated assets, including Discover, are considered systemically significant under the Reform Act and are subject to heightened prudential standards to be established by the Federal Reserve. Certain provisions of the Reform Act that may have a significant impact on us are described in more detail in the "Risk Factors" and "Regulatory Environment and Developments" sections in our annual report on Form 10-K for the year ended November 30, 2011, and recent developments are discussed below.
Our banking regulators have introduced and continue to introduce new regulations and supervisory guidance and practices as required by the Reform Act and in response to the heightened Congressional and regulatory focus on consumer financial services generally, increasing their scrutiny over us and the industry. Also, additional legislative or regulatory action that may impact our businesses may result from the multiple studies mandated under the Reform Act, such as the study of private student loans referenced below. While we do not expect the current Congress to enact legislation significantly impacting our businesses, we are unable to predict whether changes to statutes or regulations affecting the consumer financial services industry will occur in the future and what impact they will have.
The effect of the Reform Act and other initiatives on our business and operations could be significant, depending upon final implementing regulations, the actions of our competitors and the behavior of consumers and other marketplace participants. The Reform Act, other legislative and regulatory changes, and enhanced scrutiny by our regulators could have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest significant management time and resources in compliance efforts, imposing additional costs on us, limiting fees we can charge for services, requiring us to meet more stringent capital, liquidity and leverage ratio requirements (including those under Basel III), increasing our cost or restricting our ability to access the securitization markets for our funding, impacting the value of our assets, or otherwise adversely affecting our businesses.
Consumer Financial Services
The Consumer Financial Protection Bureau (“CFPB”) has been collecting information from us and other student loan lenders for a report on private education loans and private educational lenders due from the CFPB and the Department of Education in July 2012 that examines, among other things, the private education loan market; underwriting criteria used by lenders; loan terms, conditions and pricing; consumer protections available to borrowers; fair lending considerations; and the need for legislative changes. The impact of this heightened scrutiny of the student loan market and its participants, including any resulting legislative or regulatory initiatives, is uncertain at this time, but it could adversely impact the profitability and growth of our private student loan portfolio. It is uncertain whether Congress will address any legislative recommendations that may be made by this study in 2012. In addition, the CFPB has expanded its online complaint system beyond credit cards and mortgages to include personal loans, student loans and deposits. These complaints could inform CFPB future decisions with respect to regulatory, enforcement or examination focus.
There has been increased Congressional, regulatory and media focus on the growing costs of post-secondary education and the debts incurred by families to finance educational expenses. Legislation and regulatory proposals have focused on enhancing families' ability to understand and compare college costs, financial aid and government and private loans. One proposed bill would make it easier to discharge private student loan debt in bankruptcy, by repealing the current requirement that this relief is available only to those for whom repaying such loans would be an “undue hardship.” The enactment of this legislation, which has been proposed in past Congresses without success, could adversely impact our student loan business and our borrowers, although we believe that our underwriting practices and the high percentage of our loans that have cosigners reduce the risk to our business from the possible enactment of this legislation.
As a result of our recent mortgage business acquisition, we are now subject to additional laws and regulations affecting mortgage lenders. We conduct our mortgage lending business through our Discover Home Loans, Inc. subsidiary, which is a state-licensed mortgage lender. Federal, state and, in some instances, local laws regulate mortgage lending activities. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available, including advertising and other consumer disclosures, payments for services and recordkeeping requirements. These laws include the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and various state laws. State laws often restrict the amount of interest and fees that may be charged by a mortgage lender, or otherwise regulate the manner in which mortgage lenders operate or advertise.

The CFPB has indicated that the mortgage industry is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Reform Act, including the steering of consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation and servicing practices. The CFPB has published proposed regulations on several of these topics, including minimum mortgage underwriting standards (ability to repay). In addition, the Federal Reserve and other federal agencies have issued a proposed rule under the Reform Act that would exempt “qualified residential mortgages” from the securitization risk retention requirements of the Reform Act. The final definition of what constitutes a “qualified residential mortgage” may impact the pricing and depth of the secondary market into which we intend to sell mortgages we originate. At this time, we cannot predict the content of final CFPB and other federal agency regulations or the impacts they might have on our business practices or financial results.
Most states require licenses for non-bank lenders, such as Discover Home Loans, Inc., to solicit or make loans, and require the licensure or registration of certain individual employees engaged in mortgage loan origination activities. In 2008, Congress mandated that all states adopt certain minimum standards for the licensing of individuals involved in mortgage lending, and many state legislatures and state agencies have adopted, or are in the process of adopting, and are implementing additional licensing, continuing education, and similar requirements on mortgage lenders and their employees. Compliance with existing and any new requirements may render it more difficult to operate or may raise our internal costs. As noted above, Discover Home Loans, Inc. is subject to examination and supervision by state mortgage regulatory agencies, as well as the CFPB and the Federal Reserve, and may incur substantial cost in preparing for and responding to regulatory examinations and investigations.
Several state and federal enforcement initiatives may also affect the residential mortgage market. Five major residential mortgage servicers recently settled a government action related to mortgage servicing for $25 billion. The impact of the settlement is expected to increase the cost of servicing loans, and these costs are expected to be reflected in the pricing for new mortgages. In addition, there recently has been increased scrutiny of lenders that originate loans insured by the Federal Housing Administration (“FHA”), and a number of lawsuits have been brought seeking treble damages against FHA lenders. If Discover Home Loans, Inc. were to be the target of such an investigation or lawsuit, it could be required to pay treble damages to the federal government for losses incurred on FHA-insured loans.
Other future regulatory initiatives that could significantly affect the mortgage industry include proposals to reform the housing finance market in the United States. These proposals, among other things, consider winding down the government-sponsored enterprises, Fannie Mae and Freddie Mac (collectively, the “GSEs”), and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market. The extent and timing of any regulatory reform or the adoption of any legislation regarding the GSEs and/or the home mortgage market, as well as any effect on our business and financial results, are uncertain at this time.
For information regarding the risks we face related to our mortgage business, see “Risk Factors.”
Payment Networks
Following enactment of the Reform Act and related Federal Reserve regulations related to debit routing and fees, large competing networks have implemented new merchant and acquirer pricing and transaction routing strategies, including through changes to their operating rules, which may result in a reconfiguration of how credit and debit transaction volume is routed. We are closely monitoring the implementation of these strategies in order to assess their impact on our business and on competition in the marketplace. The U.S. Department of Justice has begun an examination of these competitor pricing strategies. While we are still assessing all of our options for responding to these developments, they may adversely impact PULSE’s ability to compete for issuer participation and merchant and acquirer routing.
Capital
On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us and Discover Bank. The Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") subsequently approved these proposed rules on June 12, 2012. The proposed rules implement Basel III regulatory capital reforms and changes required by the Reform Act. "Basel III" refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010 and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules will be in a comment period through September 7, 2012.
The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to us and Discover Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.
Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” (i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes us and Discover Bank. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.
The agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including Discover Bank but not us, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well-capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).
The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Reform Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.
Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were presently in effect.

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

Direct Banking. Our Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses and other consumer products and services, including personal loans, student loans, prepaid cards and other consumer lending and deposit products offered through our Discover Bank subsidiary. The majority of the Direct Banking revenues relate to interest income earned on each of our loan products. Additionally, our credit card products generate substantially all of our revenues related to discount and interchange, protection products and loan fee income.

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
The following table presents segment data (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2012	2011	2012	2011
Direct Banking
Interest income
Credit card	$1,421,115	$1,403,191	$2,844,921	$2,820,307
Private student loans	44,582	29,018	85,064	50,459
PCI student loans	77,192	56,199	154,435	95,156
Personal loans	87,995	63,418	170,970	119,473
Other	24,733	21,447	46,783	40,835
Total interest income	1,655,617	1,573,273	3,302,173	3,126,230
Interest expense	340,539	379,923	693,747	762,580
Net interest income	1,315,078	1,193,350	2,608,426	2,363,650
Provision for loan losses	232,584	175,540	384,113	593,249
Other income	449,591	469,567	913,086	955,631
Other expense	712,285	603,961	1,354,992	1,165,713
Income before income tax expense	819,800	883,416	1,782,407	1,560,319
Payment Services
Interest income	1	5	4	12
Interest expense	—	56	52	127
Net interest expense	1	(51)	(48)	(115)
Provision for loan losses	—	—	—	—
Other income	83,549	74,277	169,557	150,837
Other expense	36,183	31,183	70,503	64,579
Income before income tax expense	47,367	43,043	99,006	86,143
Total income before income tax expense	$867,167	$926,459	$1,881,413	$1,646,462

The following table presents information on transaction volume (in thousands):

	For the Three Months Ended May 31.		For the Six Months Ended May 31.
	2012	2011	2012	2011
Network Transaction Volume
PULSE Network	$42,000,491	$36,718,721	$79,577,808	$71,098,558
Third-Party Issuers	2,188,675	1,837,554	4,225,533	3,609,502
Diners Club (1)	7,188,206	7,379,794	14,287,922	14,377,362
Total Payment Services	51,377,372	45,936,069	98,091,263	89,085,422
Discover Network—Proprietary (2)	26,986,022	25,684,242	53,467,732	50,468,867
Total Volume	$78,363,394	$71,620,311	$151,558,995	$139,554,289
Transactions Processed on Networks
Discover Network	454,564	422,052	898,992	831,742
PULSE Network	1,136,028	1,006,015	2,131,653	1,935,275
Total	1,590,592	1,428,067	3,030,645	2,767,017
Credit Card Volume
Discover Card Volume (3)	$28,139,605	$26,927,364	$55,510,055	$52,686,624
Discover Card Sales Volume (4)	$26,114,828	$24,844,172	$51,719,084	$48,834,352
____________________

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances, and other activity.

(4)	Represents Discover card activity related to net sales.

Direct Banking
Our Direct Banking segment reported pretax income of $820 million and $1.8 billion for the three and six months ended May 31, 2012, respectively, as compared to pretax income of $883 million and $1.6 billion for the three and six months ended May 31, 2011.
Loan receivables totaled $57.1 billion at May 31, 2012, which was slightly down from $57.3 billion at November 30, 2011, primarily due to the sale of federal student loans in the first quarter of 2012 that were held for sale at November 30, 2011, and due to continued decreases in the purchased credit-impaired ("PCI") student loan balances resulting from paydowns on the portfolio. These were largely offset by growth in both the personal loan and private student loan portfolios. Discover card sales volume increased 5% and 6% for the three and six months ended May 31, 2012, respectively, compared to the same periods in 2011. This growth was driven primarily by an increase in the number of customers using their Discover card.
Net interest margin was relatively flat for the six months ended May 31, 2012, as compared to the same period in 2011. Net interest margin increased, however, during the three months ended May 31, 2012. as compared to the same period in 2011. This was primarily driven by improved funding rates on our deposit products, partially offset by lower yields on credit cards and a growth in lower yielding PCI and private student loans. There was an increase in interest income relating to credit card loan receivables largely driven by a higher average level of loans and lower interest charge-offs, which was mostly offset by lower yield. Lower yields were driven by growth in loans offered at a promotional rate as well as the receivable repricing restrictions imposed by the CARD Act. Interest income from credit card loans also benefited from lower levels of interest charge-offs. During the three and six months ended May 31, 2012, as compared to the same periods in 2011, there were also increases in interest income related to student loans and personal loans. The increase in interest income on student loans was due to the acquisition of additional PCI private student loans on September 30, 2011 (see Note 4: Loan Receivables to our condensed consolidated financial statements), while the increases in interest income on personal and private student loans were attributable to organic growth in these portfolios. Interest expense declined in the three and six months ended May 31, 2012, as compared to the same periods in 2011, as maturities of deposits bearing higher interest rates were replaced by funding from deposits that bear a lower interest rate.
At May 31, 2012, our delinquency rate for credit card loans over 30 days past due was 1.91%, as compared to 2.39% at November 30, 2011, reflective of continuing trends of strong credit performance. For the three and six months ended May 31, 2012, our net charge-off rate on credit cards declined to 2.79% and 2.93%, respectively, as compared to 5.01% and 5.48% for the three and six months ended May 31, 2011. A decline in the level of net charge-offs and lower levels of reserves led to a decline in the provision for loan losses for the three and six months ended May 31, 2012, as compared to the same periods in 2011. For a more detailed discussion on provision for loan losses, see “ - Loan Quality - Provision and Allowance for Loan

Losses.”
Total other income decreased during the three and six months ended May 31, 2012 by $20 million and $43 million, respectively, as compared to the same periods in 2011. The decrease was primarily attributable to lower revenue from the SLC transition services agreement, which was partially offset by an increase in the value of an interest rate swap acquired in the SLC acquisition. Furthermore, other income in 2011 benefited from the fair value adjustment on the federal student loans that were held for sale. The decrease in other income was also driven by lower revenues from protection products and loan fee income. The decrease in revenue from loan fees was primarily attributable to lower levels of late fee income due to improved credit quality. In addition to the above factors, for the six months ended May 31, 2012, as compared to the same period in 2011, the decrease in other income was also caused by the inclusion of the impact of the originally estimated bargain purchase gain of $16 million related to the acquisition of SLC in the first quarter of 2011 (see Note 2: Business Combinations to our condensed consolidated financial statements).
Total other expense increased for the three and six months ended May 31, 2012 by $108 million and $189 million, respectively, as compared to the same periods in 2011, primarily due to an increase in legal reserves, as well as higher incentive payments related to merchant global acceptance. The increase in other expense was also caused by higher compensation expenses from increased headcount driven by business and growth initiatives. In addition, there was an increase in professional fees due to higher transition service costs related to the SLC acquisition and a separate portfolio acquisition from Citibank. Furthermore, professional fees increased due to higher consulting fees related to marketing and growth initiatives, partially offset by lower collection fees driven by favorable collection rates.
Payment Services
Our Payment Services segment reported pretax income of $47 million and $99 million, respectively, for the three and six months ended May 31, 2012, up $4 million and $13 million compared to the same periods in 2011. During the three and six months ended May 31, 2012, as compared to the same periods in 2011, the increase in pretax income was primarily driven by greater number of point-of-sale transactions on the PULSE network, which have a higher margin, as well as increased third-party issuer volume, partially offset by higher incentives. Expense increased as a result of higher employee compensation expense driven by headcount, as well as due to incentive payments and infrastructure-related costs.
Transaction dollar volume increased $5 billion and $9 billion, respectively, for the three and six months ended May 31, 2012, as compared to the same periods in 2011, primarily driven by increased PULSE point-of-sale volume. The number of transactions on the PULSE network increased by 13% and 10%, respectively, for the three and six months ended May 31, 2012, as compared to the same periods in 2011.

Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, purchased credit-impaired loans, litigation reserves, accrual of credit card customer rewards cost, evaluation of goodwill and other nonamortizable intangible assets for potential impairment, and accrual of income taxes as critical accounting estimates. These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the year ended November 30, 2011. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates.” There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the year ended November 30, 2011.

Earnings Summary
The following table outlines changes in our condensed consolidated statements of income for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2012 vs. 2011 increase (decrease)		For the Six Months Ended May 31,		2012 vs. 2011 increase (decrease)
	2012	2011	$	%	2012	2011	$	%
Interest income	$1,655,618	$1,573,278	$82,340	5%	$3,302,177	$3,126,242	$175,935	6%
Interest expense	340,539	379,979	(39,440)	(10)%	693,799	762,707	(68,908)	(9)%
Net interest income	1,315,079	1,193,299	121,780	10%	2,608,378	2,363,535	244,843	10%
Provision for loan losses	232,584	175,540	57,044	33%	384,113	593,249	(209,136)	(35)%
Net interest income after provision for loan losses	1,082,495	1,017,759	64,736	6%	2,224,265	1,770,286	453,979	26%
Other income	533,140	543,844	(10,704)	(2)%	1,082,643	1,106,468	(23,825)	(2)%
Other expense	748,468	635,144	113,324	18%	1,425,495	1,230,292	195,203	16%
Income (loss) before income tax expense	867,167	926,459	(59,292)	(6)%	1,881,413	1,646,462	234,951	14%
Income tax expense	330,576	326,040	4,536	1%	713,816	581,151	132,665	23%
Net income	$536,591	$600,419	$(63,828)	(11)%	$1,167,597	$1,065,311	$102,286	10%

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
Net interest margin increased during the three months ended May 31, 2012, as compared to the three months ended May 31, 2011. This was primarily driven by improved funding rates on our deposit products, partially offset by lower yields on credit cards and a growth in lower yielding PCI private student loans. Net interest margin was relatively flat for the six months ended May 31, 2012, as compared to the same period in 2011.
Interest income increased during the three and six months ended May 31, 2012, as compared to the same periods in 2011, primarily due to an increase in interest income related to student loans, personal loans, as well as credit card loans. The increase in interest income on student loans was due to the acquisition of additional PCI private student loans on September 30, 2011 (see Note 4: Loan Receivables to our condensed consolidated financial statements), as well as due to organic growth in the private student loan portfolio. Interest income on personal loans also increased due growth in the portfolio. The increase in interest income on credit card loans was driven by higher average levels of loans and lower interest charge-offs, offset in part by a decline in yield. The decrease in yield was due to higher levels of loans being offered at a promotional rate as well as the receivable repricing restrictions under the CARD Act.

Interest income on other interest-earning assets, which largely relates to investment income on our liquidity portfolio, increased primarily due a continued shift in the mix of our liquidity portfolio to higher yielding investments, and higher average levels of liquidity. Interest expense declined in the three and six months ended May 31, 2012, as compared to the same periods in 2011, primarily due to deposits bearing higher interest rates maturing and being replaced by deposits bearing lower interest rates.

Average Balance Sheet Analysis

	For the Three Months Ended May 31.
	2012			2011
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$5,801,431	0.28%	$4,043	$3,984,464	0.24%	$2,444
Restricted cash	991,865	0.17%	430	1,575,877	0.14%	546
Other short-term investments	228	—%	—	240,218	1.08%	651
Investment securities	6,551,039	1.21%	19,987	5,515,194	1.05%	14,644

Loan receivables(1):
Credit card(2)(3)	45,771,612	12.35%	1,421,115	44,288,191	12.57%	1,403,191
Personal loans	2,843,834	12.31%	87,995	2,114,348	11.90%	63,418
Federal student loans(4)	—	—%	—	757,249	1.61%	3,075
Private student loans	2,480,740	7.15%	44,582	1,582,213	7.28%	29,018
PCI student loans	5,057,140	6.07%	77,192	2,971,709	7.50%	56,199
Other	26,742	4.07%	274	13,241	2.74%	92
Total loan receivables	56,180,068	11.55%	1,631,158	51,726,951	11.93%	1,554,993
Total interest-earning assets	69,524,631	9.47%	1,655,618	63,042,704	9.90%	1,573,278
Allowance for loan losses	(1,966,734)			(2,844,808)
Other assets	3,882,999			3,670,603
Total assets	$71,440,896			$63,868,499
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(5)	$26,520,492	2.73%	182,047	$24,957,359	3.46%	217,966
Money market deposits	5,483,816	0.89%	12,320	4,484,128	1.24%	14,053
Other interest-bearing savings deposits	8,742,357	1.01%	22,091	5,525,342	1.38%	19,151
Total interest-bearing deposits(6)	40,746,665	2.11%	216,458	34,966,829	2.85%	251,170
Borrowings:
Short-term borrowings	—	—%	—	114,446	0.13%	37
Securitized borrowings(5)	16,934,031	2.00%	85,135	16,408,463	2.14%	88,314
Other long-term borrowings(5)	1,969,181	7.87%	38,946	2,451,251	6.55%	40,458
Total borrowings	18,903,212	2.61%	124,081	18,974,160	2.69%	128,809
Total interest-bearing liabilities	59,649,877	2.27%	340,539	53,940,989	2.79%	379,979
Other liabilities and stockholders’ equity	11,791,019			9,927,510
Total liabilities and stockholders’ equity	$71,440,896			$63,868,499
Net interest income			$1,315,079			$1,193,299
Net interest margin(7)		9.31%			9.15%
Net yield on interest-earning assets(8)		7.52%			7.51%
Interest rate spread(9)		7.20%			7.11%

	For the Six Months Ended May 31.
	2012			2011
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$4,596,156	0.27%	$6,240	$4,102,938	0.24%	$4,982
Restricted cash	761,642	0.17%	638	1,457,369	0.15%	1,116
Other short-term investments	115	—%	—	306,868	1.07%	1,640
Investment securities	6,426,942	1.17%	37,498	5,295,103	1.02%	26,859

Loan receivables(1):
Credit card(2)(3)	46,342,222	12.28%	2,844,921	44,859,065	12.61%	2,820,307
Personal loans	2,782,908	12.29%	170,970	2,028,810	11.81%	119,473
Federal student loans(4)	242,477	1.64%	1,984	768,587	1.58%	6,062
Private student loans	2,375,051	7.16%	85,064	1,439,332	7.03%	50,459
PCI student loans	5,123,251	6.03%	154,435	2,499,283	7.64%	95,156
Other	23,183	3.68%	427	13,688	2.76%	188
Total loan receivables	56,889,092	11.45%	3,257,801	51,608,765	12.01%	3,091,645
Total interest-earning assets	68,673,947	9.62%	3,302,177	62,771,043	9.99%	3,126,242
Allowance for loan losses	(2,101,817)			(3,052,011)
Other assets	3,941,464			3,774,339
Total assets	$70,513,594			$63,493,371
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(5)	$26,384,525	2.84%	374,245	$25,240,443	3.52%	443,494
Money market deposits	5,451,937	0.96%	26,162	4,427,927	1.27%	28,116
Other interest-bearing savings deposits	8,394,167	1.07%	44,824	5,143,448	1.41%	36,255
Total interest-bearing deposits(6)	40,230,629	2.21%	445,231	34,811,818	2.93%	507,865
Borrowings:
Short-term borrowings	5,016	0.04%	1	104,250	0.16%	83
Securitized borrowings(5)	16,485,585	2.05%	169,319	16,403,765	2.11%	172,725
Other long-term borrowings(5)	2,136,505	7.42%	79,248	2,484,440	6.62%	82,034
Total borrowings	18,627,106	2.67%	248,568	18,992,455	2.69%	254,842
Total interest-bearing liabilities	58,857,735	2.36%	693,799	53,804,273	2.84%	762,707
Other liabilities and stockholders’ equity	11,655,859			9,689,097
Total liabilities and stockholders’ equity	$70,513,594			$63,493,370
Net interest income			$2,608,378			$2,363,535
Net interest margin(7)		9.17%			9.18%
Net yield on interest-earning assets(8)		7.60%			7.55%
Interest rate spread(9)		7.26%			7.15%
____________________

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported.

(2)
Interest income on credit card loans includes $42.8 million and $73.8 million of amortization of balance transfer fees for the three and six months ended May 31, 2012, respectively. Interest income on credit card loans includes $55.9 million and $109.4 million of amortization of balance transfer fees for the three and six months ended May 31, 2011, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of certain floating-rate credit card loan receivables to fixed rates.

(4)	Includes federal student loans held for sale, which were all sold during the first quarter of 2012.

(5)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(6)	Includes the impact of FDIC insurance premiums and special assessments, and all periods reflect management's current product allocation methodology.

(7)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(8)	Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.

(9)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended May 31, 2012 vs. May 31, 2011			For the Six Months Ended May 31, 2012 vs. May 31, 2011
	Volume	Rate	Total	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$1,225	$374	$1,599	$643	$615	$1,258
Restricted cash	(723)	607	(116)	(743)	265	(478)
Other short-term investments	(325)	(326)	(651)	(820)	(820)	(1,640)
Investment securities	2,951	2,392	5,343	6,302	4,337	10,639
Loan receivables:
Credit card	139,133	(121,209)	17,924	179,187	(154,573)	24,614
Personal loans	22,346	2,231	24,577	46,448	5,049	51,497
Federal student loans	(3,075)	—	(3,075)	(4,683)	605	(4,078)
Private student loans	18,997	(3,433)	15,564	33,631	974	34,605
PCI student loans	83,362	(62,369)	20,993	116,287	(57,008)	59,279
Other	123	59	182	161	78	239
Total loan receivables	260,886	(184,721)	76,165	371,031	(204,875)	166,156
Total interest income	264,014	(181,674)	82,340	376,413	(200,478)	175,935
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	75,412	(111,331)	(35,919)	52,356	(121,605)	(69,249)
Money market deposits	13,100	(14,833)	(1,733)	12,505	(14,459)	(1,954)
Other interest-bearing deposits	29,966	(27,026)	2,940	31,816	(23,247)	8,569
Total interest-bearing deposits	118,478	(153,190)	(34,712)	96,677	(159,311)	(62,634)
Borrowings:
Short-term borrowings	(18)	(19)	(37)	(46)	(36)	(82)
Securitized borrowings	13,841	(17,020)	(3,179)	2,394	(5,800)	(3,406)
Other long-term borrowings	(32,702)	31,190	(1,512)	(22,790)	20,004	(2,786)
Total borrowings	(18,879)	14,151	(4,728)	(20,442)	14,168	(6,274)
Total interest expense	99,599	(139,039)	(39,440)	76,235	(145,143)	(68,908)
Net interest income	$164,415	$(42,635)	$121,780	$300,178	$(55,335)	$244,843
 _______________

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between May 31, 2012 and May 31, 2011 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in thousands):

	May 31, 2012	November 30, 2011
Loans held for sale	$—	$714,180
Loan portfolio:
Credit card loans:
Discover card	46,400,847	46,419,544
Discover business card	209,560	219,081
Total credit card loans	46,610,407	46,638,625
Other loans:
Personal loans	2,916,171	2,648,051
Private student loans	2,509,158	2,069,001
Other	26,601	16,690
Total other loans	5,451,930	4,733,742
PCI student loans(1)	4,995,320	5,250,388
Total loan portfolio	57,057,657	56,622,755
Total loan receivables	57,057,657	57,336,935
Allowance for loan losses	(1,869,253)	(2,205,196)
Net loan receivables	$55,188,404	$55,131,739
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
The allowance for loan loss was $1.9 billion at May 31, 2012 which reflects a $336 million reserve release over the amount of the allowance for loan loss at November 30, 2011. The reserve release was driven by favorability in the credit performance of the receivable portfolio and a continuation of a declining trend in net charge-offs.
The provision for loan loss is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan loss at the balance sheet date. The reduction in reserve requirements as described above led to a decrease in the provision for loan losses of $209 million, or 35%, as compared to the six months ended May 31, 2011. For the three months ended May 31, 2012, the provision increased by $57 million, or 32%, as compared to the second quarter 2011 due to lower reserve releases over the comparative periods offset in part by lower net charge-offs in the current quarter.

At May 31, 2012, the level of the allowance related to total other loans increased by $22 million as compared to November 30, 2011 as both the personal and student loan portfolios become more seasoned, and for the student loan portfolio, as a higher percentage of the loans come into repayment. "Seasoning" refers to the maturing of a loan portfolio as, in general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time. For student loans, the loans are not considered outstanding while the borrower is in school, therefore this loan portfolio matures at a slower pace.

The following table provides changes in our allowance for loan losses for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2012	2011	2012	2011
Balance at beginning of period	$1,978,591	$3,033,459	$2,205,196	$3,304,118
Additions:
Provision for loan losses	232,584	175,540	384,113	593,249
Deductions:
Charge-offs:
Discover card	(474,233)	(708,287)	(971,338)	(1,500,919)
Discover business card	(2,807)	(5,869)	(5,917)	(13,255)
Total credit card loans	(477,040)	(714,156)	(977,255)	(1,514,174)
Personal loans	(16,905)	(15,931)	(35,133)	(35,981)
Private student loans	(4,296)	(2,044)	(7,163)	(2,983)
Other	(120)	(580)	(172)	(615)
Total other loans	(21,321)	(18,555)	(42,468)	(39,579)
Total charge-offs	(498,361)	(732,711)	(1,019,723)	(1,553,753)
Recoveries:
Discover card	154,542	154,460	296,280	285,849
Discover business card	943	973	1,717	1,826
Total credit card loans	155,485	155,433	297,997	287,675
Personal loans	840	584	1,478	1,000
Private student loans	109	14	187	29
Other	5	1	5	2
Total other loans	954	599	1,670	1,031
Total recoveries	156,439	156,032	299,667	288,706
Net charge-offs	(341,922)	(576,679)	(720,056)	(1,265,047)
Balance at end of period	$1,869,253	$2,632,320	$1,869,253	$2,632,320

The following table presents a breakdown of the allowance for loan losses (dollars in thousands):

	May 31, 2012	November 30, 2011
Discover card	$1,703,154	$2,058,247
Discover business card	9,506	11,914
Total credit card loans	1,712,660	2,070,161
Personal loans	90,947	82,075
Private student loans	65,433	52,740
Other	213	220
Total other loans	156,593	135,035
Total allowance for loan losses	$1,869,253	$2,205,196

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
The following table presents amounts and rates of net charge-offs of key loan portfolio segments (dollars in thousands):

	For the Three Months Ended May 31,				For the Six Months Ended May 31,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
Credit card loans	$321,555	2.79%	$558,723	5.01%	$679,258	2.93%	$1,226,499	5.48%
Personal loans	$16,065	2.24%	$15,347	2.88%	$33,655	2.41%	$34,981	3.46%
Private student loans (excluding PCI(1))	$4,187	0.67%	$2,030	0.51%	$6,976	0.59%	$2,954	0.41%
 ____________________

(1)
Charge-offs for PCI loans did not result in a charge to earnings during 2012 or 2011 and are therefore excluded from the calculation. See Note 4: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loan receivables decreased 222 basis points and 255 basis points, respectively, for the three and six months ended May 31, 2012 as compared to the three and six months ended May 31, 2011. The decrease in net charge-offs for credit card loan receivables was attributable to improvement in both contractual and bankruptcy-related charge-offs, combined with a slightly higher level of recoveries as compared to the same periods in 2011. The net charge-off rate on personal loans decreased 64 basis points and 105 basis points, respectively, for the three and six months ended May 31, 2012 as compared to the three and six months ended May 31, 2011. The decrease in net charge-offs for personal loan receivables was attributable to improvement in contractual charge-offs combined with a slightly higher level of recoveries, partially offset by increased bankruptcy charge-offs for the three and six months ended May 31, 2012 as compared to the same periods in 2011. As loans have entered repayment, the net charge-off rate on student loans has increased by 16 basis points and 18 basis points for the three and six months ended May 31, 2012, respectively, as compared to the same periods in 2011.

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
The following table presents the amounts and delinquency rates of key loan portfolio segments that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in thousands):

	May 31, 2012		November 30, 2011
	$	%	$	%
Loans 30 days delinquent or more:
Credit card loans	$889,963	1.91%	$1,116,851	2.39%
Personal loans	$22,947	0.79%	$22,966	0.87%
Private student loans (excluding PCI(1))	$25,663	1.02%	$13,065	0.63%

Loans 90 days delinquent or more:
Credit card loans	$459,359	0.99%	$559,674	1.20%
Personal loans	$8,014	0.27%	$7,362	0.28%
Private student loans (excluding PCI(1))	$4,980	0.20%	$2,992	0.14%

Loans not accruing interest	$192,838	0.37%	$207,138	0.40%

Restructured loans
Credit card loans(2)	$1,165,241	2.50%	$1,216,738	2.61%
Personal loans	$14,485	0.47%	$7,635	0.29%
Private student loans (excluding PCI(1))	$9,632	0.38%	$5,439	0.26%
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

(2)	Restructured loans include $35.3 million and $37.9 million at May 31, 2012 and November 30, 2011, respectively, that are also included in loans over 90 days delinquent or more.
Credit card loan receivables delinquency rates at May 31, 2012 have declined as compared to November 30, 2011 due to continued improvement in customer credit performance, which has resulted in declines in both over 30-day and over 90-day delinquency balances. The decline is also attributable to proactive customer account management.
Delinquency rates for personal loans were flat at May 31, 2012 as compared to November 30, 2011.
The rate for over 30-day delinquency balances and over 90-day delinquency balances increased for private student loans at May 31, 2012 as compared to November 30, 2011 due to a combination of continued seasoning of our loan portfolio along with a higher population of loans coming into repayment. For student loans, the loans are not considered outstanding while the borrower is in school, therefore this loan portfolio matures at a slower pace.
Loan receivables not accruing interest at May 31, 2012 decreased compared to the prior year primarily as a result of a decrease in the number of bankruptcies. Restructured credit card loans remained relatively flat at May 31, 2012 as compared to November 30, 2011. Restructured personal loans and private student loans remained modest at May 31, 2012 as compared to November 30, 2011.

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
For personal loan customers, in certain situations we offer various payment programs, including temporary and permanent programs. The temporary programs normally consist of a reduction of the minimum payment for a period of no longer than twelve months with a final balloon payment required at the end of the loan term. The permanent program involves changing the terms of the loan in order to payoff the outstanding balance over the new term for a period no longer than four years. The total term may not exceed nine years. We also allow loan modifications for customers who request financial assistance through external sources, similar to our credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans included in temporary and permanent programs are accounted for as troubled debt restructurings.
Borrower performance after using payment programs or forbearance is monitored and the methods have proven effective in helping to prevent defaults and in assisting customers experiencing temporary financial difficulties. We plan to continue to use payment programs and forbearance, and as a result, we expect to have additional loans classified as troubled debt restructurings in the future.

Other Income
The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2012 vs. 2011 increase (decrease)		For the Six Months Ended May 31,		2012 vs. 2011 increase (decrease)
	2012	2011	$	%	2012	2011	$	%
Discount and interchange revenue(1)	$265,324	$265,826	$(502)	—%	$529,635	$526,742	$2,893	1%
Protection products	101,194	105,116	(3,922)	(4)%	206,055	213,669	(7,614)	(4)%
Loan fee income	77,256	80,753	(3,497)	(4)%	161,707	166,353	(4,646)	(3)%
Transaction processing revenue	52,174	45,310	6,864	15%	104,655	87,861	16,794	19%
Merchant fees	3,523	4,216	(693)	(16)%	7,228	8,871	(1,643)	(19)%
Gain on investments	28	(149)	177	(119)%	28	(7)	35	NM
Other income	33,641	42,772	(9,131)	(21)%	73,335	102,979	(29,644)	(29)%
Total other income	$533,140	$543,844	$(10,704)	(2)%	$1,082,643	$1,106,468	$(23,825)	(2)%
____________________

(1)
Net of rewards, including Cashback Bonus rewards, of $248 million and $224 million for the three months ended May 31, 2012 and 2011, respectively, and $485 million and $430 million for the six months ended May 31, 2012 and May 31, 2011, respectively.

Total other income decreased $11 million during the three months ended May 31, 2012, as compared to the three months ended May 31, 2011, due to lower revenue from the SLC transition services agreement, lower protection product revenue, and lower loan fee income primarily related to lower late fee revenue. An additional component of the decrease was due to the inclusion of an increase in the value of the federal student loans held for sale in second quarter 2011. These decreases were partially offset by an increase in 2012 in transaction processing revenue resulting from greater volume, primarily point-of-sale transactions, which have higher margins, on the PULSE network, combined with an increase in the fair value of an interest rate swap acquired in the SLC acquisition.

Total other income decreased $24 million during the six months ended May 31, 2012, as compared to the six months ended May 31, 2011, primarily due to the inclusion of the originally estimated bargain purchase gain of $16 million related to the acquisition of SLC in the first quarter of 2011 (see Note 2: Business Combinations to our condensed consolidated financial statements). Other contributors to the decrease include lower revenue from the SLC transition services agreement and a decline in protection product revenue. Second quarter 2011 included an increase in the value of the federal student loans held for sale. These decreases were partially offset by an increase in transaction processing revenue resulting from greater volume, primarily point-of-sale transactions, which have higher margins, on the PULSE network.

Other Expense
The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended May 31,		2012 vs. 2011 increase (decrease)		For the Six Months Ended May 31,		2012 vs. 2011 increase (decrease)
	2012	2011	$	%	2012	2011	$	%
Employee compensation and benefits	$249,357	$229,826	$19,531	8%	$496,082	$442,901	$53,181	12%
Marketing and business development	119,012	124,181	(5,169)	(4)%	250,441	259,846	(9,405)	(4)%
Information processing and communications	71,448	66,588	4,860	7%	141,911	131,305	10,606	8%
Professional fees	110,085	104,749	5,336	5%	209,585	195,080	14,505	7%
Premises and equipment	18,857	17,957	900	5%	36,166	35,205	961	3%
Other expense	179,709	91,843	87,866	96%	291,310	165,955	125,355	76%
Total other expense	$748,468	$635,144	$113,324	18%	$1,425,495	$1,230,292	$195,203	16%

Total other expense increased primarily due to litigation-related expense of $90.8 million and $115.9 million for the three and six months ended May 31, 2012, respectively, compared to $19.6 million and $20.7 million for the same periods in 2011. Other contributors to the increase include higher compensation costs due to increased headcount related to various business and growth initiatives along with higher incentive payments related to merchant global acceptance.

Income Tax Expense

The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2012	2011	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.2	2.9	3.2	2.0
Valuation allowance — capital loss	—	(2.3)	—	(1.3)
Other	(0.1)	(0.4)	(0.3)	(0.4)
Effective income tax rate	38.1%	35.2%	37.9%	35.3%

Income tax expense increased $5 million for the three months ended May 31, 2012, as compared to the same period in 2011, as 2011 benefited from the release of the valuation allowance that was previously established on the capital loss generated from the sale of the Goldfish business unit. There was not a similar benefit in 2012. For the six months ended May 31, 2012, as compared to the same period in 2011, income tax expense increased $133 million as a result of an increase in pretax income. The effective tax rate increased from 35.2% and 35.3% for the three and six months ended May 31, 2011, respectively, to 38.1% and 37.9% for the three and six months ended May 31, 2012, also due to the release of the valuation allowance in 2011, as described above.

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
At May 31, 2012, we had $27.6 billion of direct-to-consumer deposits and $13.8 billion of brokered deposits. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 20 months. The following table summarizes deposits by contractual maturity as of May 31, 2012 (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Indeterminate
Certificates of deposit in amounts less than $100,000(1)	$20,691,786	$2,469,203	$2,499,591	$3,806,927	$11,916,065	$—
Certificates of deposit in amounts of $100,000 to less than $250,000(1)	5,280,850	752,709	687,631	1,068,132	2,772,378	—
Certificates of deposit in amounts of $250,000(1)or greater	1,187,519	176,776	158,808	262,429	589,506	—
Savings deposits, including money market deposit accounts	14,266,849	—	—	—	—	14,266,849
Total interest-bearing deposits	$41,427,004	$3,398,688	$3,346,030	$5,137,488	$15,277,949	$14,266,849
 ____________________

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. Our excess spread previously included the amount of certain principal collections available to be reallocated from Series 2009-SD, which enhanced securities of both DCMT and DCENT. Series 2009-SD matured on January 17, 2012, and as prescribed in amendments to the governing documents which became effective in January 2010, the size of the Class D (2009-1) note was increased. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of May 31, 2012, the three-month rolling average excess spread was 13.29%.
Another feature of our securitization structure, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which, in limited circumstances, excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 5: Credit Card and Student Loan Securitization Activities to our consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spreads at May 31, 2012.
At May 31, 2012, we had $14.5 billion of outstanding public asset-backed securities, $0.3 billion of outstanding private asset-backed securitizations and $5.5 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries at May 31, 2012 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings—owed to credit card securitization investors	$14,766,288	$6,891,703	$5,874,991	$999,640	$999,954
At May 31, 2012, we had capacity to issue up to $5.5 billion in triple-A rated asset-backed securities from DCENT without the issuance of additional Class B or Class C notes as subordination. The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Pursuant to amendments to GAAP related to transfers of financial assets, effective for us on December 1, 2009, certain transfers of assets to special purpose entities (including Discover Bank’s transfers of assets to the DCMT) no longer qualify for sale accounting treatment. However, on September 27, 2010, the FDIC approved a final rule that preserves the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 1, 2009. Other legislative and regulatory developments, namely the proposed SEC Regulation AB II (including the SEC's July 2011 reproposal of certain of its provisions), the August 2011 SEC advance notice of proposed rulemaking regarding the rule exempting securitization entities from being regarded as "investment companies" under the Investment Company Act of 1940, the securitization and rating agency provisions of the Reform Act and the rules promulgated or proposed thereunder, including proposed rules requiring us to retain risk in our securitization on an unhedged basis, may, however, impact our ability and/or desire to issue asset-backed securities in the future.

Other Long-Term Borrowings—Student Loans. At May 31, 2012, we had $2.6 billion of remaining principal balance outstanding on securitized debt assumed as part of the SLC acquisition. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time. During the first half of 2012, we sold our remaining federal student loans that had been classified as held for sale as of November 30, 2011. As part of the sale, the associated funding was assumed by the buyer.

Corporate and Bank Debt. At May 31, 2012, we had $800 million in principal amount of senior unsecured notes outstanding and Discover Bank had $1.2 billion in principal amount of subordinated notes outstanding. During the second quarter, we completed a private exchange offer, resulting in the exchange of $321.5 million outstanding aggregate principal amount of 10.25% Senior Notes due 2019 for the same aggregate principal amount of new 5.20% Senior Notes due 2022 and a cash premium. At May 31, 2012, our senior unsecured notes are comprised of a $400 million issuance due in June 2017, a $78.5 million issuance due in July 2019 and a $321.5 million issuance due in April 2022. The senior unsecured notes would require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. Discover Bank’s subordinated notes are comprised of one $700 million issuance due in November 2019 and a $500 million issuance due in April 2020. For more information, see Note 7: Borrowings to our condensed consolidated financial statements.

Short-Term Borrowings. We primarily access short-term borrowings through the Federal Funds market or through repurchase agreements. Beginning in June 2012, we will also access short-term borrowings through a $300 million warehouse line of credit that was established on May 25, 2012 for the sole purpose of funding consumer residential loans as part of the addition of residential mortgage lending to our direct banking business. There were no short-term borrowings at any time during second quarter 2012, including as of May 31, 2012. The weighted-average interest rate on short-term borrowings was 0.03% for the six months ended May 31, 2012. At November 30, 2011, the short-term borrowing balance was $50 million. The weighted-average interest rate on short term borrowings was 0.08% and 0.14% for the three and six months ended May 31, 2011, respectively.
The maximum daily balance for the three and six months ended May 31, 2012 and May 31, 2011 is shown in the table below (dollars in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2012	2011	2012	2011
Overnight Federal Funds purchased	$—	$200,000	$135,000	$200,000
Overnight repurchase agreements	$—	$—	$—	$48,188

Additional Funding Sources
Private Asset-Backed Securitizations. We have access to committed undrawn capacity through privately placed asset-backed securitizations to support the funding of our credit card loan receivables. Under these arrangements, we had used $250 million of capacity and had undrawn capacity of $7.3 billion at May 31, 2012.
Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of May 31, 2012, Discover Bank had $9.2 billion of available capacity through the discount window based on the amount of assets pledged. We have no borrowings outstanding under the discount window.

Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of Discover Financial Services ("DFS"), Discover Bank and the securitization trusts. Downgrades in these credit ratings could result in higher interest expense on our unsecured debt and asset securitizations, as well as potentially higher fees related to borrowings under our lines of credit. In addition to increased funding costs, deterioration in credit ratings could reduce our borrowing capacity in the unsecured debt and asset securitization capital markets.
We also have agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank’s debt to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, it had posted $4.0 million of collateral with its counterparties at May 31, 2012. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, it would be required to post additional collateral, which, as of May 31, 2012, would have been $87.1 million.
A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Discover Financial Services	Discover Bank	Outlook for Senior Unsecured Debt	Discover Bank	Discover Card Master Trust I		Discover Card Execution Note Trust
	Senior Unsecured Debt	Senior Unsecured Debt		Subordinated Debt	Class A(1)	Class B	Class A(1)	Class B	Class C

Moody’s Investors Service	Ba1	Baa3	Stable	Ba1	Aaa(sf)	A1(sf)	Aaa(sf)	A1(sf)	N/A(2)
Standard & Poor’s	BBB-	BBB	Stable	BBB-	AAA(sf)	AA+(sf)	AAA(sf)	AA+(sf)	N/A(2)
Fitch Ratings	BBB	BBB	Stable	BBB-	AAAsf	AAsf	AAAsf	AA-sf	N/A(2)
____________________

(1)	An “sf” in the rating denotes rating agency identification for structured finance product ratings.

(2)	All Class C notes are currently held by subsidiaries of Discover Bank and, therefore, are not publicly rated.

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
At May 31, 2012, our liquidity portfolio was comprised of cash and cash equivalents and high quality, liquid investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we have the ability to raise cash by utilizing repurchase agreements and pledging certain of these investments to access the secured funding markets. The level of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
At May 31, 2012, our liquidity portfolio and undrawn credit facilities were $27.6 billion, which was $1.4 billion higher than the balance at November 30, 2011, as an increase in cash and cash equivalents to ensure adequate coverage for forward-looking maturities was partially offset by our December 2011 cancellation of our credit facility. During the three and six months ended May 31, 2012, the average balance of our liquidity portfolio was $12.6 billion and $11.2 billion, respectively.

	May 31, 2012	November 30, 2011
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$4,722	$2,440
Investment securities	6,557	6,108
Total liquidity portfolio	11,279	8,548
Undrawn credit facilities(2)
Private asset-backed securitizations	7,250	6,750
Federal Reserve discount window(3)	9,021	8,407
Unsecured committed credit facility	—	2,445
Total undrawn credit facilities	16,271	17,602
Total liquidity portfolio and undrawn credit facilities	$27,550	$26,150
____________________

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	See "—Funding Sources—Additional Funding Sources" for additional information.

(3)	Excludes $174 million and $276 million of investments accounted for in the liquidity portfolio that were pledged to the Federal Reserve as of May 31, 2012 and November 30, 2011, respectively.

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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At May 31, 2012, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
At May 31, 2012, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under Basel I.
Current or future regulatory initiatives may require us to hold more capital in the future. In June 2012, the Federal Reserve, FDIC and OCC proposed rules to implement the provisions of the Basel III regulatory capital reforms that would be applicable to us and Discover Bank. The proposed rules include new minimum and “well-capitalized” risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. In December 2011, the Federal Reserve issued proposed rules to implement heightened prudential standards for large bank holding companies, including us, as required by the Reform Act, including risk-based capital and leverage standards that will work in concert with the Basel III rules. In November 2011, the Federal Reserve issued a final rule requiring the submission of annual capital plans to the Federal Reserve for its review and non-objection. On March 13, 2012, we received non-objection from the Federal Reserve with respect to our proposed capital actions through March 31, 2013. For more information regarding these regulatory initiatives, see “ - Regulatory Environment Developments” in this report and in our annual report on Form 10-K for the year ended November 30, 2011.
In the first quarter of 2012, we increased our quarterly common stock dividend from $.06 per share to $.10 per share and maintained a $.10 per share dividend for the second and third quarters 2012. In addition, on March 13, 2012, our board of directors approved a share repurchase program authorizing the repurchase of up to $2 billion of our outstanding shares of common stock. The program expires on March 22, 2014, and may be terminated at any time. This share repurchase program replaces the prior $1 billion program that had $575 million of remaining authorization. During the second quarter, we executed and completed a share repurchase agreement with an unaffiliated financial institution under which we purchased $250 million of our outstanding shares of common stock. In total, we repurchased 13.5 million shares of our outstanding common stock in the second quarter 2012, reducing our number of shares outstanding by 2.4%. We expect to make share repurchases under the new program from time to time based on market conditions and other factors, subject to legal and regulatory restrictions. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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

Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at May 31, 2012, which include deposits, borrowings, operating and capital lease obligations, interest payments on fixed rate debt, purchase obligations and other long-term liabilities, were $62.9 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended November 30, 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”

We extend credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At May 31, 2012, our unused commitments were $163.1 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate risk management policies are designed to measure and manage the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects the mix of variable and fixed rate assets. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, we may utilize interest rate derivative contracts, such as swap agreements, to achieve our objectives. Interest rate swap agreements effectively convert the underlying asset or liability from fixed to floating rate or from floating to fixed rate. See Note 15: Derivatives and Hedging Activities to our condensed consolidated financial statements for information on our derivatives activity.
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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At May 31, 2012, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at May 31, 2012, we estimate that net interest income over the following 12-month period would increase by approximately $34 million, or 1%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2011, we estimated that net interest income over the following 12-month period would increase by approximately $49 million, or 1%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of legal proceedings, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements.

Item 1A.	Risk Factors
The following risk factors supplement those disclosed in our annual report on Form 10-K for the year ended November 30, 2011.

If our security systems, or those of third parties, containing information about us, our customers or third parties with which we do business, are compromised, we may be subject to liability and damage to our reputation.
Our direct banking and network operations rely heavily on the secure processing, storage and transmission of confidential information about us, our customers and third parties with which we do business. Information security risks for financial institutions are increasing, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, activists, hackers and other external parties, including foreign state actors. Our technologies, systems, networks and software, and those of other financial institutions, have been and are likely to continue to be the target of cyber attacks, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Despite our efforts to ensure the integrity of our systems through our information security and business continuity programs, we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources. As we rely on many third-party service providers and network participants, a security breach or cyber attack affecting one of these third parties could impact us through no fault of our own. Further, to access our products and services, our customers may use computers and mobile devices that are beyond our security control systems.
We are subject to increasingly more risk related to security systems as we increase acceptance of the Discover card internationally, expand our suite of online direct banking products, enhance our mobile payment technologies, acquire new or outsource some of our business operations, and expand our internal usage of web-based products and applications. If our security systems or those of third parties are penetrated or circumvented such that the confidentiality, integrity and availability of information about us, our customers, transactions processed on our networks or third parties with which we do business is compromised, we could be subject to significant liability that may not be covered by insurance, including significant legal and financial exposure, actions by our regulators, damage to our reputation, or a loss of confidence in the security of our systems, products and services that could adversely affect our business.

The success of our mortgage business acquisition depends upon our ability to maintain the operations, integrate and manage the risks of this business, and to successfully market, originate and sell Discover mortgage loans. If we are unable to do so, the profitability of our mortgage business would be adversely affected.
On June 6, 2012, we purchased substantially all of the operating and related assets of Home Loan Center, Inc. (“HLC”), a subsidiary of Tree.com, Inc. (“Tree.com”), adding a residential mortgage component to our direct banking business. We are now originating residential mortgages that we expect to be eligible for sale in the secondary mortgage markets on a servicing-released basis. The initial success of this acquisition depends upon our ability to maintain the operations of, integrate and manage the risks of this business, as well to procure certain state licenses. We currently have all of the licenses that we require to operate in approximately 45 states and the District of Columbia. As we integrate this new business, we could experience operational interruptions that could damage relationships with customers, vendors and secondary market investors, which could negatively impact our business and results of operations.
The long-term success of our mortgage business depends upon our ability to market, originate, fund and sell Discover mortgage loans. Our mortgage loan origination volume will be largely dependent on our ability to offer competitively priced, desirable loan products under the Discover brand and our ability to attract qualified prospective borrowers. We use third parties to assist us in attracting prospective borrowers. Consumers may be hesitant to originate a mortgage with us due to our recent entry into the industry. Our origination volumes also may be affected by certain external factors outside our control, including adverse economic conditions, such as high unemployment and depressed housing values, which may result in some consumers delaying new home purchases or refinances. We expect refinance mortgage loan volume to comprise a substantial percentage of overall mortgage loan volume for our business in the near term. If interest rates rise, refinance volume would likely decline, which would increase our need to build our purchase mortgage loan volume.
Our success also will depend upon relationships with financial intermediaries, including secondary market purchasers, to which we expect to sell eligible mortgages on a servicing-released basis, and our warehouse lender, which provides funding from the time we fund a customer's mortgage until it is sold to a secondary market purchaser. The secondary mortgage markets, as well as the availability of mortgage financing, have been experiencing continued disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. For example, Bank of America, one of HLC's three largest secondary market purchasers during 2011, announced in August 2011 its intent to sell its correspondent lending business and ceased purchasing loans from HLC in November 2011. In addition, our recent entry in the mortgage industry, as well as continued concern about the stability of the housing market and the strength of counterparties generally, could result in fewer opportunities to sell our loans in the secondary market on attractive terms. If we are unable to sell our loans in the secondary market, we could incur additional credit risk and losses. If we are unable to maintain the warehouse facility we use to fund our mortgage originations, funding costs and liquidity could be adversely impacted. Furthermore, when we sell the rights to service loans we originate, we expose ourselves to the risk that borrowers will be dissatisfied with their experience with the buyer of those servicing rights and will attribute that dissatisfaction to us.
We may employ various economic hedging strategies in an attempt to mitigate the interest rate and other risks inherent in a mortgage loan commitment. Our hedging activities may include entering into derivative instruments. Poorly designed strategies or improperly executed transactions could fail to mitigate our risks and losses, or even increase our risks and losses beyond what they would have been had we not used such hedging strategies.
The mortgage industry is under scrutiny from regulatory agencies and, as a state-licensed business, our mortgage business is subject to examination and supervision by state mortgage regulatory agencies, as well as the CFPB and the Federal Reserve. We may incur substantial cost in preparing for and responding to regulatory examinations and investigations. Failure to comply with applicable laws and regulatory requirements may result in, among other things, suspension or revocation of, or inability to renew, required licenses or registrations, loss of approval status, administrative enforcement actions and fines, refunds or restitution to borrowers, inability to enforce loans we make, loan repurchase or indemnification obligations, private lawsuits, class actions, cease and desist orders, civil and criminal liability, an inability to maintain or enter into new arrangements with secondary mortgage market purchasers or warehouse lenders and reputational risk.
Our ability to eventually generate profit from our mortgage business depends upon our ability to manage our expenses and risks. If we are unable to build scale as planned, we may face difficulty achieving profitability. We may also incur additional expenses and risks if we are unable to successfully address and manage the regulatory and counterparty risks described above or the potential effects of government involvement in the mortgage industry. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment and Developments - Consumer Financial Services” for more information.

We may experience unanticipated losses as a result of mortgage loan repurchase and indemnification obligations under agreements with secondary market purchasers.
We may be required to repurchase mortgage loans that have been sold to secondary market purchasers in the event there are certain breaches of certain representations and warranties contained within the sales agreements, such as improper underwriting, fraud, or other origination defects. We also may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, and the amount of such losses could exceed the repurchase amount of the related loans. In connection with the sale of loans to secondary market purchasers, we also expect to refund premiums paid by secondary market purchasers in instances where the borrower prepays the loan within a specified period of time. We would need to find alternative purchasers for, or service or arrange with a third party to service, any loans that we are unable to sell or are required to repurchase.
Consequently, we are exposed to credit risk, and potentially funding risk, associated with sold loans due to the risk we may be required to repurchase these loans. We will establish reserves in our consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans we have sold. The adequacy of the reserves and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, actual recoveries on the collateral and macroeconomic conditions. Adverse economic conditions, including high unemployment and depressed housing values, have resulted in missed mortgage payments and foreclosures, negatively impacting the credit performance of mortgages. We do not expect that the difficult conditions in the housing markets will improve materially in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the credit performance of mortgages. Due to uncertainties relating to these factors, there can be no assurance that the reserves that we will establish will be adequate or that the total amount of losses incurred will not have a material adverse effect on our financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the three months ended May 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
March 1- 31, 2012
Repurchase program (1)	205,000	$33.66	205,000	$1,993,099,536
Employee transactions (2)	1,002	$33.20	N/A	N/A
April 1 - 30, 2012
Repurchase program (1)	1,769,275	$32.93	1,769,275	$1,934,842,918
Employee transactions (2)	635	$33.70	N/A	N/A
May 1 - 31, 2012
Repurchase program (1)	11,553,444	$33.05	11,553,444	$1,553,034,486
Employee transactions (2)	989	$33.51	N/A	N/A

Total
Repurchase program (1)	13,527,719	$33.04	13,527,719	$1,553,034,486
Employee transactions (2)	2,626	$32.63	N/A	N/A
____________________
(1) On March 13, 2012, our board of directors approved a new share repurchase program authorizing the repurchase of up to $2 billion of our outstanding shares of common stock, which expires on March 22, 2014 and may be terminated at any time. In the second quarter, we executed and completed a share repurchase agreement with an unaffiliated financial institution under which we purchased shares of our common stock for $250 million. The specific number of shares purchased was based generally on the volume weighted average share price of our shares of common stock during the term of the agreement.
(2) Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures

  None

Item 5.	Other Information

On June 25, 2012, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware to our Amended and Restated Certificate of Incorporation to eliminate all references to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which we had previously repurchased in full from the United States Department of the Treasury in 2010. The shares resumed the status of undesignated shares following the filing referenced above, a copy of which is attached hereto as Exhibit 3.2 and is incorporated by reference herein.

Item 6.	Exhibits
See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ R. Mark Graf
R. Mark Graf Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Date: June 26, 2012

Exhibit Index

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Discover Financial Services (filed as Exhibit 3.1 to Discover Financial Services' Quarterly Report on Form 10-Q filed on July 1, 2009 and incorporated herein by reference thereto).

3.2	Certificate of Elimination of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Discover Financial Services.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.