Form 10-Q
period 2012-08-31
Discover Financial Services
filed 2012-10-04
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of September 28, 2012, there were 504,775,854 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q
for the quarterly period ended August 31, 2012

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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	August 31, 2012	November 30, 2011
	(unaudited) (dollars in thousands, except share amounts)
Assets
Cash and cash equivalents	$6,237,610	$2,849,843
Restricted cash	301,349	1,285,820
Other short-term investments	250	—
Investment securities:
Available-for-sale (amortized cost of $6,250,126 and $6,019,927 at August 31, 2012 and November 30, 2011, respectively)	6,377,502	6,107,831
Held-to-maturity (fair value of 92,268 and $96,042 at August 31, 2012 and November 30, 2011, respectively)	90,005	98,222
Total investment securities	6,467,507	6,206,053
Loan receivables:
Mortgage loans held for sale, measured at fair value	272,082	—
Student loans held for sale	—	714,180
Loan portfolio:
Credit card	48,124,468	46,638,625
Other	5,893,952	4,733,742
Purchased credit-impaired loans	4,867,010	5,250,388
Total loan portfolio	58,885,430	56,622,755
Total loan receivables	59,157,512	57,336,935
Allowance for loan losses	(1,687,664)	(2,205,196)
Net loan receivables	57,469,848	55,131,739
Premises and equipment, net	519,621	483,250
Goodwill	287,043	255,421
Intangible assets, net	192,181	188,018
Other assets	2,433,255	2,383,793
Total assets	$73,908,664	$68,783,937
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$42,175,032	$39,463,887
Non-interest bearing deposit accounts	143,280	113,575
Total deposits	42,318,312	39,577,462
Short-term borrowings	250,139	50,000
Long-term borrowings	19,246,113	18,287,178
Accrued expenses and other liabilities	2,948,187	2,627,086
Total liabilities	64,762,751	60,541,726
Commitments, contingencies and guarantees (Notes 9, 12, and 13)
Stockholders’ Equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized; 552,572,624 and 549,748,783 shares issued at August 31, 2012 and November 30, 2011, respectively	5,526	5,497
Additional paid-in capital	3,570,371	3,507,754
Retained earnings	6,877,990	5,243,318
Accumulated other comprehensive loss	(31,326)	(51,679)
Treasury stock, at cost; 45,086,760 and 20,918,354 shares at August 31, 2012 and November 30, 2011, respectively	(1,276,648)	(462,679)
Total stockholders’ equity	9,145,913	8,242,211
Total liabilities and stockholders’ equity	$73,908,664	$68,783,937

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

	August 31, 2012	November 30, 2011
	(unaudited) (dollars in thousands)
Assets
Restricted cash	$295,439	$1,274,175
Credit card loan receivables	33,517,582	33,815,860
Purchased credit-impaired loans	2,631,970	2,839,871
Allowance for loan losses allocated to securitized loan receivables	(1,074,058)	(1,510,730)
Other assets	33,638	33,724
Liabilities
Long-term borrowings	$17,337,914	$15,842,512
Accrued interest payable	13,906	13,184
See Notes to Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2012	2011	2012	2011
	(unaudited) (dollars in thousands, except per share amounts)
Interest income:
Credit card loans	$1,451,836	$1,423,496	$4,296,757	$4,243,803
Other loans	217,433	157,424	630,313	428,762
Investment securities	21,371	15,676	58,869	42,535
Other interest income	4,329	2,496	11,207	10,234
Total interest income	1,694,969	1,599,092	4,997,146	4,725,334
Interest expense:
Deposits	204,982	241,719	650,213	749,584
Short-term borrowings	423	33	424	116
Long-term borrowings	119,905	120,301	368,472	375,060
Total interest expense	325,310	362,053	1,019,109	1,124,760
Net interest income	1,369,659	1,237,039	3,978,037	3,600,574
Provision for loan losses	126,288	99,514	510,401	692,763
Net interest income after provision for loan losses	1,243,371	1,137,525	3,467,636	2,907,811
Other income:
Discount and interchange revenue, net	265,531	282,889	795,166	809,631
Protection products revenue	104,201	107,858	310,256	321,527
Loan fee income	80,012	84,243	241,719	250,596
Transaction processing revenue	59,168	43,931	163,823	131,792
Merchant fees	4,426	4,110	11,654	12,981
Gain (loss) on investments	—	(3,614)	28	(3,622)
Other income	80,912	32,546	154,247	135,526
Total other income	594,250	551,963	1,676,893	1,658,431
Other expense:
Employee compensation and benefits	274,366	241,881	770,448	684,782
Marketing and business development	160,534	133,398	410,975	393,244
Information processing and communications	68,812	63,547	210,723	194,852
Professional fees	107,749	106,042	317,334	301,122
Premises and equipment	19,562	18,063	55,728	53,268
Other expense	194,884	79,476	486,194	245,431
Total other expense	825,907	642,407	2,251,402	1,872,699
Income before income tax expense	1,011,714	1,047,081	2,893,127	2,693,543
Income tax expense	385,028	398,263	1,098,844	979,414
Net income	$626,686	$648,818	$1,794,283	$1,714,129
Net income allocated to common stockholders	$620,770	$641,772	$1,776,770	$1,694,636
Basic earnings per share	$1.21	$1.18	$3.39	$3.11
Diluted earnings per share	$1.21	$1.18	$3.39	$3.11
Dividends paid per share	$0.10	$0.06	$0.30	$0.14
See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2012	2011	2012	2011
	(unaudited) (dollars in thousands, except per share amounts)
Net income	$626,686	$648,818	$1,794,283	$1,714,129
Other comprehensive income, net of taxes
Unrealized gain on securities available for sale, net of tax	9,931	38,170	24,626	54,897
Unrealized (loss) gain on cash flow hedges, net of tax	(241)	8,208	(2,497)	7,330
Unrealized pension and post-retirement benefit gain (loss), net of tax	—	1	(1,776)	342
Other comprehensive income	9,690	46,379	20,353	62,569
Comprehensive income	$636,376	$695,197	$1,814,636	$1,776,698

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
	(unaudited) (dollars and shares in thousands)
Balance at November 30, 2010	547,128	$5,471	$3,435,318	$3,126,488	$(82,548)	$(27,883)	$6,456,846
Net income	—	—	—	1,714,129	—	—	1,714,129
Other comprehensive income	—	—	—	—	62,569	—	62,569
Purchases of treasury stock	—	—	—	—	—	(207,560)	(207,560)
Common stock issued under employee benefit plans	40	—	906	—	—	—	906
Common stock issued and stock-based compensation expense	2,308	24	56,439	—	—	—	56,463
Dividends—common stock	—	—	—	(77,437)	—	—	(77,437)
Balance at August 31, 2011	549,476	$5,495	$3,492,663	$4,763,180	$(19,979)	$(235,443)	$8,005,916

Balance at November 30, 2011	549,749	$5,497	$3,507,754	$5,243,318	$(51,679)	$(462,679)	$8,242,211
Net income	—	—	—	1,794,283	—	—	1,794,283
Other comprehensive income	—	—	—	—	20,353	—	20,353
Purchases of treasury stock	—	—	—	—	—	(813,969)	(813,969)
Common stock issued under employee benefit plans	41	—	1,323	—	—	—	1,323
Common stock issued and stock based compensation expense	2,783	29	61,294	—	—	—	61,323
Dividends—common stock	—	—	—	(159,611)	—	—	(159,611)
Balance at August 31, 2012	552,573	$5,526	$3,570,371	$6,877,990	$(31,326)	$(1,276,648)	$9,145,913

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended August 31,
	2012	2011
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,794,283	$1,714,129
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	510,401	692,763
Deferred income taxes	159,001	351,854
Depreciation and amortization on premises and equipment	70,931	66,274
Amortization of deferred revenues	(154,008)	(191,290)
Other depreciation and amortization	(102,927)	(35,346)
(Gain) loss on investments	(28)	3,622
Loss on equity method and other investments	8,061	—
(Gain) loss on premises and equipment	(494)	3,242
Loss on sale of other assets	314	—
(Gain) on origination and sale of loans	(48,541)	(6,154)
Stock-based compensation expense	36,108	33,690
(Gain) on purchase of business	—	(15,917)
Proceeds from sale of mortgage loans originated for sale	550,815	—
Net principal disbursed on mortgage loans originated for sale	(782,677)	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(129,661)	32,339
Increase in accrued expenses and other liabilities	247,626	106,908
Net cash provided by operating activities	2,159,204	2,756,114
Cash flows from investing activities
Maturities of other short-term investments	—	375,000
Purchases of other short-term investments	(250)	—
Maturities and sales of available-for-sale investment securities	1,558,449	786,463
Purchases of available-for-sale investment securities	(1,708,935)	(1,627,215)
Maturities of held-to-maturity investment securities	9,101	17,466
Purchases of held-to-maturity investment securities	(51,285)	(550)
Proceeds from sale of student loans held for sale	270,020	21,859
Net principal disbursed on loans originated for investment	(2,532,687)	(3,040,152)
Purchase of loan receivables	(390,075)	(596,163)
Purchase of net assets of a business	(48,886)	—
Purchase of business, net of cash acquired	—	(401,158)
Purchase of other investments	(27,168)	(15,000)
Decrease in restricted cash	985,338	623,794
Proceeds from sale of premises and equipment	515	13
Purchases of premises and equipment	(104,685)	(70,053)
Net cash used for investing activities	(2,040,548)	(3,925,696)
Cash flows from financing activities
Net increase in short-term borrowings	200,139	100,000
Proceeds from issuance of securitized debt	5,099,617	2,500,000
Maturities and repayment of securitized debt	(3,648,040)	(5,114,986)
Repayment of long-term borrowings and bank notes	(12,681)	(345,048)
Premium paid on debt exchange	(114,493)	—
Proceeds from issuance of common stock	16,231	17,928
Purchases of treasury stock	(813,896)	(207,560)
Net increase in deposits	2,701,115	3,147,752
Dividends paid on common stock	(158,881)	(69,712)
Net cash provided by financing activities	3,269,111	28,374
Net increase (decrease) in cash and cash equivalents	3,387,767	(1,141,208)
Cash and cash equivalents, at beginning of period	2,849,843	5,098,733
Cash and cash equivalents, at end of period	$6,237,610	$3,957,525
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$898,126	$1,045,370
Income taxes, net of income tax refunds	$967,774	$635,360
Non-cash transactions:
Initial fair value of contingent consideration to be paid for purchase of net assets of a business	$8,541	$—
Assumption of debt by buyer related to loans sold	$424,993	$—
Assumption of SLC debt	$—	$2,921,372

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
Description of Business. Discover Financial Services (“DFS” or the “Company”) is a direct banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Through its Discover Bank subsidiary, a Delaware state-chartered bank, the Company offers its customers credit card loans, private student loans, personal loans, and deposit products. Through its Discover Home Loans, Inc. subsidiary, the Company offers its customers home loans. The majority of the Direct Banking revenues relate to interest income earned on each of its loan products. Through its DFS Services LLC subsidiary and its subsidiaries, the Company operates the Discover Network, the PULSE Network (“PULSE”), and Diners Club International (“Diners Club”). The Discover Network is a payment card transaction processing network for Discover card-branded and third-party issued credit, debit and prepaid cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services.
The Company’s business segments are Direct Banking and Payment Services. The Direct Banking segment includes consumer banking and lending products which includes Discover card-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including home loans, personal loans, private student loans, prepaid cards and other consumer lending and deposit products. The Payment Services segment includes PULSE, Diners Club and the Company’s third-party issuing business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.
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
Recently Issued Accounting Pronouncements. In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 applies to long-lived intangible assets, other than goodwill, that are not subject to amortization on the basis that they have indefinite useful lives. This standard is intended to simplify impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the new standard, a company will not be required to calculate the fair value of the intangible asset unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that asset is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative impairment test that exists under current GAAP must be completed; otherwise, the asset is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment of the asset). The amended impairment guidance does not affect the manner in which fair value is determined. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company's non-amortizable intangibles consist of $155 million in acquired trade names and other assets associated with Diners Club. The value of those assets will not be affected by the adoption of this standard.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The Company has master netting arrangements pertaining to collateral posting requirements with its interest rate swap counterparties, as more fully discussed in Note 15: Derivatives and Hedging Activities. Additional details about these positions and how they are reported will be disclosed. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. Because this amendment impacts disclosures only, it will have no effect on the Company's financial condition, results of operations or cash flows.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has $287 million in goodwill, which is associated with its PULSE Network and Discover Home Loans, Inc. The value of that goodwill will not be affected by the adoption of this standard.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. Because this ASU impacts presentation only, it had no effect on the Company's financial condition, results of operations or cash flows.
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
In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This ASU amends the sale accounting requirement concerning a transferor’s ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision. Specifically, the level of cash collateral received by a transferor will no longer be relevant in determining whether a repurchase agreement constitutes a sale. As a result of this amendment, more repurchase agreements will be treated as secured financings rather than sales. This ASU became effective for the Company on March 1, 2012. Because essentially all repurchase agreements entered into by the Company have historically been deemed to constitute secured financing transactions, this amendment did not have an impact on the Company’s characterization of such transactions or on the Company's financial condition, results of operations or cash flows.

2.	Business Combinations
Acquisition of the net assets of the Home Loan Center, Inc. On June 6, 2012, through its Discover Home Loans, Inc. subsidiary, the Company acquired substantially all of the operating and related assets and certain liabilities of Home Loan Center, Inc. ("Home Loan Center"), a subsidiary of Tree.com, Inc., adding a residential mortgage lending component to the Company's direct banking business. In exchange for the net assets acquired, the Company paid an aggregate of $48.9 million, including payments made prior to the closing that were applied to the closing price. A portion of such amount is being held in escrow pending the Home Loan Center's ability to discharge certain contingent liabilities related to loans previously sold to secondary market investors. These contingent liabilities were not assumed by the Company. An additional $10.0 million of purchase price will be due from the Company on the first anniversary of the closing, subject to certain conditions being satisfied. The Company is finalizing its valuation analysis of assets acquired and liabilities assumed. The acquisition did not have a significant impact for the three or nine months ended August 31, 2012 on the Company's consolidated financial condition, results of operations or cash flows or on the Direct Banking reportable segment in which it is included.

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
The Company acquired $6.2 million in identifiable intangible assets. These intangible assets consist of student relationships and trade name intangibles. Acquired student relationships consist of those relationships in existence between SLC and the numerous students that carry student loan balances. This intangible asset is deemed to have a finite useful life of 5 years and will be amortized over this period. Trade name intangibles relate to trademarks, trade names and internet domains and content. This intangible asset is deemed to have an indefinite useful life and therefore is not subject to amortization.

The Company also recorded a $75 million indemnification asset. This asset reflects the discounted present value of payments expected to be received under Citibank’s indemnification of student loan credit losses that would have been recoverable under certain student loan insurance policies which, as noted above, were commuted pursuant to an agreement entered into by SLC with the Company’s consent immediately prior to the acquisition. The indemnification pertains only to loans in one of the three SLC securitization trusts that the Company acquired, namely the SLC Private Student Loan Trust 2010-A (“SLC 2010-A”). The SLC 2010-A trust included loans with an aggregate outstanding principal balance of $1.2 billion at the time of acquisition; outstanding loans in that trust totaled $1 billion as of August 31, 2012. The initial value of the indemnification asset was based on the amount of projected credit losses expected to be reimbursed by Citibank. Under the terms of the indemnification agreement with Citibank, indemnification payments related to student loan credit losses are subject to an overall cap of $166.8 million, consistent with the terms of the insurance policies which the indemnification serves to replace.
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

3.	Investments
The Company’s investment securities consist of the following (dollars in thousands):

	August 31, 2012	November 30, 2011
U.S. Treasury securities	$2,471,448	$2,563,800
U.S. government agency securities	2,319,285	2,795,223
States and political subdivisions of states	35,242	40,936
Other securities:
Credit card asset-backed securities of other issuers	164,294	299,889
Corporate debt securities(1)	145,529	449,469
To-be-announced investment securities	—	50,254
Residential mortgage-backed securities - Agency (2)	1,331,709	6,482
Total other securities	1,641,532	806,094
Total investment securities	$6,467,507	$6,206,053
____________________

(1)	Amount represents corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At August 31, 2012
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$2,417,773	$53,125	$—	$2,470,898
U.S. government agency securities	2,267,348	51,937	—	2,319,285
Credit card asset-backed securities of other issuers	161,386	2,908	—	164,294
Corporate debt securities	145,396	133	—	145,529
Residential mortgage-backed securities - Agency	1,258,223	19,273	—	1,277,496
Total available-for-sale investment securities	$6,250,126	$127,376	$—	$6,377,502
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$—	$—	$550
States and political subdivisions of states	35,242	234	(302)	35,174
Residential mortgage-backed securities - Agency (4)	54,213	2,331	—	56,544
Total held-to-maturity investment securities	$90,005	$2,565	$(302)	$92,268
At November 30, 2011
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$2,516,008	$47,242	$—	$2,563,250
U.S. government agency securities	2,762,265	34,166	(1,208)	2,795,223
Credit card asset-backed securities of other issuers	293,231	6,658	—	299,889
Corporate debt securities	448,423	1,066	(20)	449,469
Total available-for-sale investment securities	$6,019,927	$89,132	$(1,228)	$6,107,831
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$550	$—	$—	$550
States and political subdivisions of states	40,936	197	(2,823)	38,310
Residential mortgage-backed securities - Agency (4)	6,482	650	—	7,132
To-be-announced investment securities	50,254	—	(204)	50,050
Total held-to-maturity investment securities	$98,222	$847	$(3,027)	$96,042
_________________________

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position as of August 31, 2012 and November 30, 2011 (dollars in thousands):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At August 31, 2012
Held-to-Maturity Investment Securities
State and political subdivisions of states	3	$—	$—	$13,183	$302
At November 30, 2011
Available-for-Sale Investment Securities
U.S. government agency securities	2	$242,898	$1,208	$—	$—
Corporate debt securities	3	$100,041	$20	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	6	$2,689	$46	$27,768	$2,777
To-be-announced investment securities	2	$50,050	$204	$—	$—

During the three and nine months ended August 31, 2012, the Company received $473.7 million and $1.6 billion of proceeds related to maturities, redemptions, or liquidation of investment securities, as compared to $170.5 million and $803.9 million for the three and nine months ended August 31, 2011.
During the three and nine months ended August 31, 2012, and during the three months ended August 31, 2011, there were no sales of securities. During the nine months ended August 31, 2011, the Company received $161 thousand of proceeds and recorded $146 thousand of gross realized gains relating primarily to the sale of equity securities.
The Company records unrealized gains and losses on its available-for-sale investment securities in other comprehensive income. For the three and nine months ended August 31, 2012, the Company recorded net unrealized gains of $15.9 million ($9.9 million after tax) and $39.5 million ($24.6 million after tax), respectively, in other comprehensive income. For the three and nine months ended August 31, 2011, the Company recorded net unrealized gains of $61.0 million ($38.2 million after tax) and $87.7 million ($54.9 million after tax), respectively, in other comprehensive income.
At August 31, 2012 and November 30, 2011, the Company had $302 thousand and $2.8 million, respectively, of gross unrealized losses in a continuous loss position for more than 12 months on its held-to-maturity investment securities in states and political subdivisions of states. The Company believes the unrealized loss on these investments is the result of changes in interest rates subsequent to the Company’s acquisitions of these securities and that the reduction in value is temporary. The Company does not intend to sell these investments nor does it expect to be required to sell these investments before recovery of their amortized cost basis, as they were entered into as a part of the Company's community reinvestment initiatives. The Company expects to collect all amounts due according to the contractual terms of these securities.

Contractual maturities of available-for-sale debt securities and held-to-maturity debt securities at August 31, 2012 are provided in the table below (dollars in thousands):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale—Amortized Cost (1)
U.S. Treasury securities	$175,393	$2,242,380	$—	$—	$2,417,773
U.S. government agency securities	567,952	1,699,396	—	—	2,267,348
Credit card asset-backed securities of other issuers	142,855	18,531	—	—	161,386
Corporate debt securities	145,396	—	—	—	145,396
Residential mortgage-backed securities - Agency	—	—	326,189	932,034	1,258,223
Total available-for-sale investment securities	$1,031,596	$3,960,307	$326,189	$932,034	$6,250,126
Held-to-maturity—Amortized Cost (2)
U.S. Treasury securities	$550	$—	$—	$—	$550
State and political subdivisions of states	1,385	3,285	—	30,572	35,242
Residential mortgage-backed securities - Agency(3)	—	—	—	54,213	54,213
Total held-to-maturity investment securities	$1,935	$3,285	$—	$84,785	$90,005
Available-for-sale—Fair Values (1)
U.S. Treasury securities	$175,949	$2,294,949	$—	$—	$2,470,898
U.S. government agency securities	570,147	1,749,138	—	—	2,319,285
Credit card asset-backed securities of other issuers	144,788	19,506	—	—	164,294
Corporate debt securities	145,529	—	—	—	145,529
Residential mortgage-backed securities - Agency	—	—	329,418	948,078	1,277,496
Total available-for-sale investment securities	$1,036,413	$4,063,593	$329,418	$948,078	$6,377,502
Held-to-maturity—Fair Values (2)
U.S. Treasury securities	$550	$—	$—	$—	$550
State and political subdivisions of states	1,387	3,350	—	30,437	35,174
Residential mortgage-backed securities - Agency(3)	—	—	—	56,544	56,544
Total held-to-maturity investment securities	$1,937	$3,350	$—	$86,981	$92,268
____________________

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

Other Investments. As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting, and are recorded within other assets, and the related commitment for future investments is recorded in other liabilities within the statement of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statement of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of August 31, 2012 and November 30, 2011, the Company had outstanding investments of $194.8 million and $137.9 million, respectively, in these entities, and the related contingent liability was $52.6 million and $6.3 million, respectively.

4.	Loan Receivables
The Company has three portfolio segments: credit card loans, other loans and PCI student loans acquired in the SLC transaction (See Note 2: Business Combinations) and in a separate portfolio acquisition from Citibank. Within these portfolio segments, the Company has classes of receivables which are depicted in the table below (dollars in thousands):

	August 31, 2012	November 30, 2011
Student loans held for sale(1)	$—	$714,180
Mortgage loans held for sale(2)	272,082	—
Loan portfolio:
Credit card loans:
Discover card(3)	47,915,177	46,419,544
Discover business card	209,291	219,081
Total credit card loans	48,124,468	46,638,625
Other loans:
Personal loans	3,114,408	2,648,051
Private student loans	2,752,715	2,069,001
Other	26,829	16,690
Total other loans	5,893,952	4,733,742
PCI student loans(4)	4,867,010	5,250,388
Total loan portfolio	58,885,430	56,622,755
Total loan receivables	59,157,512	57,336,935
Allowance for loan losses	(1,687,664)	(2,205,196)
Net loan receivables	$57,469,848	$55,131,739
 ____________________________

(1)
Amount represents federal student loans. At November 30, 2011, $446.6 million of federal student loan receivables were pledged as collateral against a long-term borrowing. During first quarter 2012, Discover Bank sold these loans and recorded a loss of $518 thousand. As a part of this transaction, the related borrowings were assumed by the purchaser.

(2)	All mortgage loans held for sale are pledged as collateral against the warehouse line of credit used to fund consumer residential loans. See Note 7: Borrowings.

(3)
Amounts include $19.9 billion and $18.5 billion underlying investors’ interest in trust debt at August 31, 2012 and November 30, 2011, respectively, and $13.6 billion and $15.4 billion in seller’s interest at August 31, 2012 and November 30, 2011, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for further information.

(4)
Amounts include $2.6 billion and $2.8 billion of loans pledged as collateral against the notes issued from the SLC securitization trusts at August 31, 2012 and November 30, 2011, respectively. See Note 5: Credit Card and Student Loan Securitization Activities. Of the remaining $2.3 billion and $2.5 billion at August 31, 2012 and November 30, 2011, respectively, that were not pledged as collateral, approximately $14.7 million and $12.8 million represent loans eligible for reimbursement through an indemnification claim. Discover Bank must purchase such loans from the trust before a claim may be filed.

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
Information related to the delinquencies and net charge-offs in the Company’s loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “Purchased Credit-Impaired Loans” (dollars in thousands):

Delinquent and Non-Accruing Loans:
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(2)
At August 31, 2012
Credit card loans:
Discover card(1)	$441,545	$424,514	$866,059	$374,035	$179,716
Discover business card	1,803	2,483	4,286	2,377	489
Total credit card loans	443,348	426,997	870,345	376,412	180,205
Other loans:
Personal loans	16,395	6,784	23,179	6,021	4,229
Private student loans (excluding PCI)	29,314	5,876	35,190	4,832	1,237
Other	502	1,637	2,139	—	1,889
Total other loans (excluding PCI)	46,211	14,297	60,508	10,853	7,355
Total loan receivables (excluding PCI)	$489,559	$441,294	$930,853	$387,265	$187,560
At November 30, 2011
Credit card loans:
Discover card(1)	$554,354	$556,126	$1,110,480	$498,305	$200,208
Discover business card	2,823	3,548	6,371	3,335	860
Total credit card loans	557,177	559,674	1,116,851	501,640	201,068
Other loans:
Personal loans	15,604	7,362	22,966	6,636	3,628
Private student loans (excluding PCI)	10,073	2,992	13,065	2,883	125
Other	507	2,091	2,598	—	2,317
Total other loans (excluding PCI)	26,184	12,445	38,629	9,519	6,070
Total loan receivables (excluding PCI)	$583,361	$572,119	$1,155,480	$511,159	$207,138
______________________

(1)
Consumer credit card loans that are 90 or more days delinquent and accruing interest include $31.8 million and $37.9 million of loans accounted for as troubled debt restructurings at August 31, 2012 and November 30, 2011, respectively.

(2)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of these credit card loans was $7.8 million and $24.5 million for the three and nine months ended August 31, 2012, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. These amounts were estimated based on customers' current balances and most recent rates.

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

Net Charge-Offs:	For the Three Months Ended August 31,
	2012		2011
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans:
Discover card	$285,345	2.42%	$436,242	3.84%
Discover business card	1,741	3.34%	3,506	6.01%
Total credit card loans	287,086	2.43%	439,748	3.85%
Other loans:
Personal loans	16,214	2.14%	16,000	2.73%
Private student loans (excluding PCI)	4,674	0.73%	2,618	0.62%
Other	(97)	(0.26)%	410	13.41%
Total other loans (excluding PCI)	20,791	1.45%	19,028	0.98%
Net charge-offs as a percentage of total loans (excluding PCI)	$307,877	2.32%	$458,776	3.63%
Net charge-offs as a percentage of total loans (including PCI)	$307,877	2.12%	$458,776	3.43%

	For the Nine Months Ended August 31,
	2012		2011
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans:
Discover card	$960,403	2.76%	$1,651,311	4.91%
Discover business card	5,941	3.75%	14,937	8.26%
Total credit card loans	966,344	2.76%	1,666,248	4.93%
Other loans:
Personal loans	49,869	2.32%	50,980	3.19%
Private student loans (excluding PCI)	11,650	0.64%	5,573	0.49%
Other	70	0.14%	1,022	10.35%
Total other loans (excluding PCI)	61,589	1.48%	57,575	1.09%
Net charge-offs as a percentage of total loans (excluding PCI)	$1,027,933	2.63%	$1,723,823	4.64%
Net charge-offs as a percentage of total loans (including PCI)	$1,027,933	2.39%	$1,723,823	4.41%

As part of credit risk management activities, on an ongoing basis the Company reviews information related to the performance of a customer’s account with the Company as well as information from credit bureaus, such as a FICO or other credit scores, relating to the customer’s broader credit performance. Credit scores are generally obtained at origination of the account and are refreshed monthly or quarterly thereafter to assist in predicting customer behavior.  Historically, the Company has noted that a significant proportion of delinquent accounts have FICO scores below 660. The following table provides FICO scores available for the Company’s customers as a percentage of each class of loan receivables:

	August 31, 2012		November 30, 2011
	660 and Above	Less than 660 or No Score	660 and Above	Less than 660 or No Score
Discover card	83%	17%	81%	19%
Discover business card	91%	9%	89%	11%
Personal loans	97%	3%	97%	3%
Private student loans (excluding PCI)(1)	95%	5%	95%	5%
____________________

(1)	PCI loans are discussed under the heading "Purchased Credit-Impaired Loans."

For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At August 31, 2012 and November 30, 2011, there were $105.5 million and $75.9 million of loans in forbearance, respectively. In addition, at August 31, 2012 and November 30, 2011, there were 2.0% and 1.5% of private student loans in forbearance as a percentage of student loans in repayment and forbearance.
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
The Company bases its allowance for loan losses on several analyses that help estimate incurred losses as of the balance sheet date. While the Company’s estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. The Company uses a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The loan balances used in the migration analysis represent all amounts contractually due and, as a result, the migration analysis captures principal, interest and fee components in estimating uncollectible accounts. The Company uses other analyses to estimate losses incurred on non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, current economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, and forecasting uncertainties. The Company does not evaluate loans for impairment on an individual basis, but instead estimates its allowance for loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest and/or certain loans that have defaulted from a loan modification program, as discussed below under the section entitled "Impaired Loans and Troubled Debt Restructurings."

The following table provides changes in the Company’s allowance for loan losses for the three and nine months ended August 31, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2012	2011	2012	2011
Balance at beginning of period	$1,869,253	$2,632,320	$2,205,196	$3,304,118
Additions:
Provision for loan losses	126,288	99,514	510,401	692,763
Deductions:
Charge-offs:
Discover card	(428,935)	(584,534)	(1,400,273)	(2,085,452)
Discover business card	(2,623)	(4,416)	(8,540)	(17,672)
Total credit card loans	(431,558)	(588,950)	(1,408,813)	(2,103,124)
Personal loans	(17,341)	(16,458)	(52,474)	(52,438)
Private student loans	(4,793)	(2,663)	(11,956)	(5,646)
Other	(22)	(411)	(194)	(1,025)
Total other loans	(22,156)	(19,532)	(64,624)	(59,109)
Total charge-offs	(453,714)	(608,482)	(1,473,437)	(2,162,233)
Recoveries:
Discover card	143,590	148,292	439,870	434,141
Discover business card	882	910	2,599	2,735
Total credit card loans	144,472	149,202	442,469	436,876
Personal loans	1,127	458	2,605	1,458
Private student loans	119	45	306	73
Other	119	1	124	3
Total other loans	1,365	504	3,035	1,534
Total recoveries	145,837	149,706	445,504	438,410
Net charge-offs	(307,877)	(458,776)	(1,027,933)	(1,723,823)
Balance at end of period	$1,687,664	$2,273,058	$1,687,664	$2,273,058

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2012	2011	2012	2011
Interest accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$76,942	$128,329	$272,345	$480,044
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$14,845	$22,807	$52,503	$86,762

The following table provides additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio (which excludes loans held for sale) by impairment methodology (dollars in thousands):

	Credit Card	Personal Loans	Student Loans	Other Loans	Total
At August 31, 2012
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$1,331,282	$92,069	$65,203	$783	$1,489,337
Troubled debt restructurings(2)	190,981	4,287	3,059	—	198,327
Purchased credit-impaired(3)	—	—	—	—	—
Total allowance for loan losses	$1,522,263	$96,356	$68,262	$783	$1,687,664
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$47,007,109	$3,098,013	$2,740,212	$26,829	$52,872,163
Troubled debt restructurings(2)	1,117,359	16,395	12,503	—	1,146,257
Purchased credit-impaired(3)	—	—	4,867,010	—	4,867,010
Total recorded investment	$48,124,468	$3,114,408	$7,619,725	$26,829	$58,885,430
At November 30, 2011
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$1,865,797	$81,838	$52,601	$220	$2,000,456
Troubled debt restructurings(2)	204,364	237	139	—	204,740
Purchased credit-impaired(3)	—	—	—	—	—
Total allowance for loan losses	$2,070,161	$82,075	$52,740	$220	$2,205,196
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment(1)	$45,421,887	$2,640,416	$2,063,562	$16,690	$50,142,555
Troubled debt restructurings(2)	1,216,738	7,635	5,439	—	1,229,812
Purchased credit-impaired(3)	—	—	5,250,388	—	5,250,388
Total recorded investment	$46,638,625	$2,648,051	$7,319,389	$16,690	$56,622,755
 ____________________

(1)	Represents loans evaluated for impairment in accordance with ASC 450-20, Loss Contingencies.

(2)
Represents loans evaluated for impairment in accordance with ASC 310-40, Receivables, which consists of modified loans accounted for as troubled debt restructurings. The unpaid principal balance of credit card loans was $955.4 million and $1.0 billion at August 31, 2012 and November 30, 2011 respectively. The unpaid principal balance of personal loans was $16.1 million and $7.5 million at August 31, 2012 and November 30, 2011, respectively. The unpaid principal balance of student loans was $11.7 million and $5.4 million at August 31, 2012 and November 30, 2011, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

(3)	Represents loans evaluated for impairment in accordance with ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.
Impaired Loans and Troubled Debt Restructurings. Permanent and certain temporary modifications on credit card loans, certain grants of student loan forbearance and certain modifications to personal loans are considered troubled debt restructurings and are accounted for in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. Generally loans included in a loan modification program are considered to be individually impaired and are accounted for as troubled debt restructurings. The Company has both internal and external loan modification programs that provide relief to credit card and personal loan borrowers who are experiencing financial hardship. The internal loan modification programs include both temporary and permanent programs.
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
Loans classified as troubled debt restructurings are recorded at their present value with impairment measured as the difference between the loan balance and the discounted present value of cash flows expected to be collected. Consistent with the Company’s measurement of impairment of modified loans on a pooled basis, the discount rate used for credit card loans in internal programs is the average current annual percentage rate it applies to non-impaired credit card loans, which approximates what would have applied to the pool of modified loans prior to impairment. The discount rate used for credit card loans in external programs reflects a rate that is consistent with rates offered to lower risk cardmembers. For private student and personal loans, the discount rate used is the average contractual rate prior to modification.
Interest income from loans accounted for as troubled debt restructurings is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs. Additional information about modified loans is shown below (dollars in thousands):

	Average recorded investment in loans	Interest income recognized on impaired loans(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended August 31, 2012
Credit card loans
Modified credit card loans that have reverted to pre-modification payment terms(3)	$240,895	$12,350	N/A
Internal programs	$560,327	$4,168	$18,388
External programs	$586,547	$12,694	$2,035
Personal loans(4)	$15,370	$454	N/A
Student loans(4)	$11,058	$204	N/A
For the Three Months Ended August 31, 2011
Credit card loans
Internal programs	$519,884	$4,518	$16,411
External programs	$709,211	$15,391	$2,467

	Average recorded investment in loans	Interest income recognized on impaired loans(1)	Gross interest income that would have been recorded with original terms(2)
For the Nine Months Ended August 31, 2012
Credit card loans
Modified credit card loans that have reverted to pre-modification payment terms(3)	$248,118	$35,456	N/A
Internal programs	$564,650	$13,162	$54,922
External programs	$618,120	$39,905	$6,396
Personal loans(4)	$13,349	$1,222	N/A
Student loans(4)	$8,563	$469	N/A
For the Nine Months Ended August 31, 2011
Credit card loans
Internal programs	$534,479	$16,660	$47,950
External programs	$727,113	$46,974	$7,535
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

In order to evaluate the primary financial effects which resulted from loans entering into a loan modification program during the three and nine months ended August 31, 2012 and 2011, the Company quantified the amount by which interest and fees were reduced during the period. During the three and nine months ended August 31, 2012, the Company forgave approximately $10.2 million and $34.5 million, respectively, of interest and fees as a result of accounts entering into a loan modification program. During the three and nine months ended August 31, 2011, the Company forgave approximately $15.0 million and $49.1 million, respectively, of interest and fees as a result of accounts entering into a loan modification program.

The following table provides information on loans that entered a loan modification program during the period (dollars in thousands):

	For the Three Months Ended August 31,
	2012		2011
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	11,781	$78,607	16,680	$115,301
External programs	9,781	$54,133	12,951	$73,734
Personal loans	489	$6,282	287	$3,641
Student loans	130	$3,351	78	$1,461

	For the Nine Months Ended August 31,
	2012		2011
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	41,279	$283,126	50,011	$351,968
External programs	30,596	$173,585	39,046	$230,720
Personal loans	1,047	$13,383	595	$7,337
Student loans	352	$8,164	167	$3,234
The following table presents the carrying value of loans that experienced a payment default during the three and nine months ended August 31, 2012 and 2011 that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in thousands):

	For the Three Months Ended August 31,
	2012		2011
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card (1)(2)(3):
Internal programs	3,721	$24,761	4,027	$28,191
External programs	2,509	$11,551	2,763	$13,912
Personal loans	77	$882	37	$468
Student loans	28	$691	1	$13

	For the Nine Months Ended August 31,
	2012		2011
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card (1)(2)(3):
Internal programs	12,331	$83,859	14,233	$102,113
External programs	6,122	$29,253	9,558	$49,956
Personal loans	228	$2,770	86	$1,083
Student loans	63	$1,459	6	$118
____________________

(1)	The outstanding balance upon default is the loan balance at the end of the month prior to default.

(2)	A customer defaults from a modification program after two consecutive missed payments.

(3)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked.

Of the account balances that defaulted as shown above for the three and nine months ended August 31, 2012, approximately 45% and 47%, respectively, of the total balances charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the three and nine months ended August 31, 2011, approximately 42% and 39%, respectively, of the total balances charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and that have not subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under the section entitled "Allowance for Loan Losses."
Purchased Credit-Impaired Loans. Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction as well as the additional private student loan portfolio acquired from Citibank comprise the Company’s only PCI loans at August 31, 2012 and November 30, 2011. Total PCI student loans had an outstanding balance of $5.4 billion and $5.7 billion, including accrued interest, and a related carrying amount of $4.9 billion and $5.3 billion, as of August 31, 2012 and November 30, 2011, respectively.
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
As of the acquisition date of September 30, 2011, the private student loans acquired from Citibank had an aggregate outstanding balance and an estimated fair value of approximately $2.4 billion. These loans were acquired at a discount which reflects a decline in the credit quality of the loans after their origination. The discount is partially offset by a premium which reflects the value in certain loans that carry interest rates above prevailing market rates at the acquisition date. Of the $2.4 billion aggregate outstanding balance of loans acquired, loans with an outstanding balance of approximately $16 million were non-performing as of the acquisition date. There has not been any significant incremental credit deterioration on either portfolio since the respective acquisition dates and, therefore, no allowance has been established for the PCI student loans at August 31, 2012.
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

The following table provides changes in accretable yield for the acquired loans for the three and nine month periods ended August 31, 2012 and 2011 (dollars in millions):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2012	2011	2012	2011
Balance at beginning of period	$2,313	$1,772	$2,580	$—
Acquisition of The Student Loan Corporation	—	—	—	1,776
Accretion into interest income	(75)	(54)	(229)	(149)
Other changes in expected cash flows	(13)	—	(126)	91
Balance at end of period	$2,225	$1,718	$2,225	$1,718
During the three and nine months ended August 31, 2012, the Company adjusted accretable yield by $13 million and $126 million, respectively, because of a decrease in expected cash flows. These decreases related primarily to changes in borrower prepayments, and were not a result of credit deterioration. During the nine months ended August 31, 2011, the Company adjusted accretable yield by $91 million because of an increase in expected cash flows based on a change in prepayment assumptions. These amounts will be recognized prospectively as an adjustment to yield over the remaining life of the pools.
At August 31, 2012, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.63% and 0.69%, respectively. At August 31, 2011, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.60% and 0.83%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans for the three and nine months ended August 31, 2012 was 1.13% and 1.32%, respectively. The net charge-off rate on PCI student loans for the three and nine months ended August 31, 2011 was 1.23% and 1.22%, respectively.

Mortgage loans held for sale. The Company originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States. Mortgage loans are funded through a warehouse line of credit and are recorded at fair value. Changes in the fair value of mortgage loans are recorded through revenue prior to the sale of the loans to investors. The gain or loss on the sale of loans is recognized on the date the loans are sold and is based on the difference between the sale proceeds received and the fair value of the loans, adjusted for the impact of the related hedges (see Note 15: Derivatives and Hedging Activities for further discussion of the mortgage loan related hedging activities). The Company sells its loans on a servicing released basis in which the Company gives up the right to service the loans.

The following table provides a summary of the initial unpaid principal balance of mortgage loans sold by type of loan for the quarter ended August 31, 2012 (dollars in millions):

	For the Three Months Ended August 31, 2012
	Amount	%
Conforming(1)	$396.5	75.09%
FHA(2)	131.5	24.91%
Total	$528.0	100.00%
____________________

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration typically for borrowers with low down payments and loan amounts meeting certain limits.
The following table represents the loans held for sale by type of loan as of August 31, 2012 (dollars in thousands):

	At August 31, 2012
	Amount	%
Conforming(1)	$183,666	67.50%
FHA(2)	88,416	32.50%
Total	$272,082	100.00%
____________________

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration typically for borrowers with low down payments and loan amounts meeting certain limits.

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
The DCMT structure consists of Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties. Credit enhancement is provided by the subordinated Class B certificates, cash collateral accounts, and more subordinated Series 2009-CE certificates that are held by a wholly-owned subsidiary of Discover Bank. The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes. The majority of these more highly subordinated classes of notes are held by subsidiaries of Discover Bank. In addition, during the nine months ended August 31, 2012, there was another outstanding series of certificates (Series 2009-SD), issued by DCMT, that provided increased excess spread levels to all other outstanding securities of the trusts. The Series 2009-SD certificates were held by a wholly-owned subsidiary of Discover Bank. The Series 2009-SD balance of $346.4 million matured on January 17, 2012, automatically triggering a higher required level of the Class D (2009-1) note. Accordingly, the size of the Class D (2009-1) note was increased by $241.7 million. The credit-related risk of loss associated with trust assets as of the balance sheet date to which the Company is exposed through the retention of these subordinated interests is fully captured in the allowance for loan losses recorded by the Company.
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

	August 31, 2012	November 30, 2011
Cash collateral accounts	$147,632	$187,105
Collections and interest funding accounts	63,140	977,195
Restricted cash	210,772	1,164,300
Investors’ interests held by third-party investors	15,068,423	13,294,739
Investors’ interests held by wholly owned subsidiaries of Discover Bank	4,805,402	5,157,536
Seller’s interest	13,643,757	15,363,585
Loan receivables (1)	33,517,582	33,815,860
Allowance for loan losses allocated to securitized loan receivables (1)	(1,074,058)	(1,510,730)
Net loan receivables	32,443,524	32,305,130
Other	33,123	26,506
Carrying value of assets of consolidated variable interest entities	$32,687,419	$33,495,936
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

In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivable to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event., such as non-payment of principal at expected maturity. As of August 31, 2012, no economic or other early amortization events have occurred.
The tables below provide information concerning investors’ interests and related excess spreads at August 31, 2012 (dollars in thousands):

	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$2,288,598	4
Discover Card Execution Note Trust (DiscoverSeries notes)	17,585,227	37
Total investors’ interests	$19,873,825	41
____________________

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread(1)
Group excess spread percentage	13.41%
DiscoverSeries excess spread percentage	13.32%
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

The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in thousands):

	August 31, 2012	November 30, 2011
Restricted cash	$84,667	$109,875
Student loan receivables	2,631,970	2,839,871
Other assets	515	7,218
Carrying value of assets of consolidated variable interest entities	$2,717,152	$2,956,964

6.	Deposits
The Company offers its deposit products, including certificates of deposit, money market accounts, online savings accounts and Individual Retirement Account (IRA) certificates of deposit to customers through two channels: (i) directly through marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). As of August 31, 2012 and November 30, 2011, the Company had approximately $27.7 billion and $26.2 billion, respectively, of direct-to-consumer deposits and approximately $14.5 billion and $13.3 billion, respectively, of brokered deposits.
A summary of interest-bearing deposit accounts is as follows (dollars in thousands):

	August 31, 2012	November 30, 2011
Certificates of deposit in amounts less than $100,000(1)	$21,301,782	$20,114,121
Certificates of deposit from amounts of $100,000(1)to less than $250,000(1)	5,352,917	5,290,405
Certificates of deposit in amounts of $250,000(1)or greater	1,216,105	1,189,779
Savings deposits, including money market deposit accounts	14,304,228	12,869,582
Total interest-bearing deposits	$42,175,032	$39,463,887
Average annual interest rate	2.00%	2.57%
 ____________________

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
At August 31, 2012, certificates of deposit maturing during the remainder of 2012, over each of the next four years, and thereafter were as follows (dollars in thousands):

Year	Amount
2012	$3,367,953
2013	$11,499,477
2014	$5,454,427
2015	$3,292,971
2016	$1,825,914
Thereafter	$2,430,062

7.	Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in thousands):

	August 31, 2012		November 30, 2011
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Securitized Debt
Fixed rate asset-backed securities
Principal value (including discount of $1,344)	$4,548,656	2.87%	$1,748,742	5.65%	Various fixed rates	Various June 2013— July 2019
Fair value adjustment(1)	7,965		—
Book value	4,556,621		1,748,742
Floating rate asset-backed securities	9,018,423	0.51%	10,044,739	0.81%	1-month LIBOR(2) + 8 to 65 basis points	Various December 2012— May 2017
Floating rate asset-backed securities	1,250,000	0.81%	1,250,000	0.69%	3-month LIBOR(2) + 34 basis points	December 2012
Floating rate asset-backed securities and other borrowings	250,000	0.91%	250,000	0.91%	Commercial Paper rate + 70 basis points	April 2013
Total Discover Card Master Trust I and Discover Card Execution Note Trust	15,075,044		13,293,481
Floating rate asset-backed securities (including discount of $188,798)	1,243,672	0.67%	1,390,066	0.60%	3-month LIBOR(2) + 12 to 45 basis points	Various January 2019— July 2036(3)
Floating rate asset-backed securities (including discount of $3,136)	558,316	4.25%	627,072	4.25%	Prime rate +100 basis points	June 2031(3)
Floating rate asset-backed securities (including premium of $2,139)	135,024	4.00%	157,338	4.00%	Prime rate + 75 basis points	July 2042(3)
Floating rate asset-backed securities (including premium of $5,162)	325,858	3.74%	374,555	3.75%	1-month LIBOR(2) + 350 basis points	July 2042(3)
Total SLC Private Student Loan Trusts	2,262,870		2,549,031
Total Long-Term Borrowings—owed to securitization investors	17,337,914		15,842,512
Discover Financial Services (Parent Company)
Fixed rate senior notes due 2017
Principal value (including discount of $390)	399,610	6.45%	399,549	6.45%	Fixed	June 2017
Fair value adjustment(1)	23,167		9,855
Book value	422,777		409,404
Fixed rate senior notes due 2019(4)	78,484	10.25%	400,000	10.25%	Fixed	July 2019
Fixed rate senior notes due 2022 (including discount of $112,303)(4)	209,213	5.20%	—	—%	Fixed	April 2022
Discover Bank
Subordinated bank notes due 2019 (including discount of $1,302)	698,698	8.70%	698,563	8.70%	Fixed	November 2019
Subordinated bank notes due 2020 (including discount of $2,641)	497,359	7.00%	497,099	7.00%	Fixed	April 2020
Floating rate secured borrowings(5)	—	—%	437,613	0.70%	Commercial Paper rate + 50 basis points	February 2012
Capital lease obligations	1,668	4.51%	1,987	4.51%	Fixed	April 2016
Total long-term borrowings	$19,246,113		$18,287,178
___________________

(1)	The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in LIBOR. See Note 15: Derivatives and Hedging Activities.

(2)	London Interbank Offered Rate (“LIBOR”).

(3)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

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

Maturities. Long-term borrowings had the following maturities at August 31, 2012 (dollars in thousands):

Year	Amount
Due in 2012	$109
Due in 2013	5,179,286
Due in 2014	3,789,941
Due in 2015	3,058,178
Due in 2016	400,177
Thereafter	6,818,422
Total	$19,246,113
During the second quarter, the Company completed a private exchange offer, resulting in the exchange of $321.5 million outstanding aggregate principal amount of 10.25% Senior Notes due 2019 for the same aggregate principal amount of new 5.20% Senior Notes due 2022 and a cash premium paid of $114.5 million. On April 27, 2012, the Company issued $307.5 million aggregate principal amount and, on May 8, 2012, the Company issued $14 million aggregate principal amount, respectively, of the 5.20% Senior Notes due 2022. The Company entered into a registration rights agreement with respect to the new notes. During the three and nine months ended August 31, 2012, $1.6 million and $2.2 million of the premium paid was amortized and included in interest expense on the condensed consolidated statement of income.
The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of August 31, 2012, the total commitment of secured credit facilities through private providers was $7.5 billion, of which $250 million had been used and was included in long-term borrowings at August 31, 2012. Access to the unused portions of the secured credit facilities is dependent upon the agreement with each of the providers which have various expirations in fiscal years 2013, 2014 and 2015. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
Short-Term Borrowings. Short-term borrowings typically consist of overnight Federal Funds purchased with original maturities less than one year and a warehouse line of credit. There were no outstanding Federal Funds at August 31, 2012, or at any time during the three month period. In conjunction with business activities relating to the acquisition of the assets of the Home Loan Center, the Company has a $300.0 million warehouse line of credit used to fund residential loans that are held for sale and will be secured by such loans. The term of the warehouse line of credit agreement is through May 24, 2013. The terms of the agreement includes various affirmative and negative covenants. The total outstanding borrowings on the warehouse line of credit at August 31, 2012 were $250.1 million. The weighted-average interest rate on short term borrowings was 1.13% and 1.04% for the three and nine months ended August 31, 2012. At November 30, 2011, the short-term borrowing balance outstanding was $50 million. The weighted-average interest rate on short term borrowings was 0.06% and 0.11% for the three and nine months ended August 31, 2011, respectively.

8.	Accumulated Other Comprehensive Income

Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

	Net Unrealized Gains on securities	Derivatives	Adjustments Related to Pension and Other Post Retirement Benefits	Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended August 31, 2012
Balance at May 31, 2012	$69,583	$4,749	$(115,348)	$(41,016)
Unrealized gain on available-for-sale investment securities, net of tax expense of $5,988	9,931	—	—	9,931
Unrealized (loss) on cash flow hedges, net of tax benefit of $142	—	(241)	—	(241)
Balance at August 31, 2012	$79,514	$4,508	$(115,348)	$(31,326)

For the Three Months Ended August 31, 2011
Balance at May 31, 2011	$24,648	$1,647	$(92,653)	$(66,358)
Unrealized gain on available-for-sale investment securities, net of tax expense of $22,810	38,170	—	—	38,170
Unrealized gain on cash flow hedges, net of tax expense of $4,905	—	8,208	—	8,208
Unrealized pension and post retirement benefit (loss)	$—	$—	$1	$1
Balance at August 31, 2011	$62,818	$9,855	$(92,652)	$(19,979)

For the Nine Months Ended August 31, 2012
Balance at November 30, 2011	$54,888	$7,005	$(113,572)	$(51,679)
Unrealized gain on available-for-sale investment securities, net of tax expense of $14,849	24,626	—	—	24,626
Unrealized (loss) on cash flow hedges, net of tax benefit of $1,506	—	(2,497)	—	(2,497)
Unrealized pension and post retirement benefit (loss), net of tax benefit of $1,920	—	—	(1,776)	(1,776)
Balance at August 31, 2012	$79,514	$4,508	$(115,348)	$(31,326)

For the Nine Months Ended August 31, 2011
Balance at November 30, 2010	$7,921	$2,525	$(92,994)	$(82,548)
Unrealized gain on available-for-sale investment securities, net of tax expense of $32,806	54,897	—	—	54,897
Unrealized gain on cash flow hedges, net of tax expense of $4,381	—	7,330	—	7,330
Unrealized pension and post retirement benefit gain, net of tax expense of $202	—	—	342	342
Balance at August 31, 2011	$62,818	$9,855	$(92,652)	$(19,979)

9.	Income Taxes
Income tax expense consisted of the following (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2012	2011	2012	2011
Current:
U.S. federal	$306,999	$213,765	$815,833	$550,250
U.S. state and local	43,698	38,576	120,844	74,292
International	984	747	3,166	3,018
Total	351,681	253,088	939,843	627,560
Deferred:
U.S. federal	30,578	135,145	146,795	332,965
U.S. state and local	2,759	10,024	12,215	18,882
International	10	6	(9)	7
Total	33,347	145,175	159,001	351,854
Income tax expense	$385,028	$398,263	$1,098,844	$979,414
The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2012	2011	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.2	3.4	3.2	2.6
Valuation allowance - capital loss	—	—	—	(0.8)
Other	(0.1)	(0.4)	(0.2)	(0.4)
Effective income tax rate	38.1%	38.0%	38.0%	36.4%

The Company is subject to examination by the IRS and the tax authorities in various states. The tax years under examination vary by jurisdiction. The Company is pursuing an administrative appeal of the IRS’s proposed assessment for the years 1999 through 2005, when Discover was a subsidiary of Morgan Stanley. With respect to the issues still pending on appeal for the years 1999 through 2005, the ultimate outcome remains uncertain. It is reasonably possible that a settlement related to these timing issues may be made within twelve months of the reporting date. At this time, the Company believes it is reasonably possible that a reduction in the amount of unrecognized tax benefits of $85 million could be recognized as a result of such settlement.

The IRS is currently examining 2006 through June 20, 2007. This period is also part of a Morgan Stanley audit. A separate post-spin examination covers the years 2008 through 2010. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that could result from such examinations.

10.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share amounts):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2012	2011	2012	2011
Numerator:
Net income	$626,686	$648,818	$1,794,283	$1,714,129
Income allocated to participating securities	(5,916)	(7,046)	(17,513)	(19,493)
Net income allocated to common stockholders	$620,770	$641,772	$1,776,770	$1,694,636
Denominator:
Weighted average shares of common stock outstanding	512,793	544,438	523,462	544,997
Effect of dilutive common stock equivalents	1,169	743	1,181	701
Weighted average shares of common stock outstanding and common stock equivalents	513,962	545,181	524,643	545,698
Basic earnings per share	$1.21	$1.18	$3.39	$3.11
Diluted earnings per share	$1.21	$1.18	$3.39	$3.11

The following securities were considered anti-dilutive and therefore were excluded from the denominator in the computation of diluted EPS (shares in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2012	2011	2012	2011
Unexercised stock options	—	348	2	374

11.	Capital Adequacy
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of August 31, 2012, the Company and the Bank met all capital adequacy requirements to which they were subject.
Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of August 31, 2012, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.

The following table shows the actual capital amounts and ratios of the Company and the Bank as of August 31, 2012 and November 30, 2011 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in thousands):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
August 31, 2012
Total capital (to risk-weighted assets)
Discover Financial Services	$10,686,110	17.1%	$4,997,394	≥8.0%	$6,246,742	≥10.0%
Discover Bank	$9,311,085	15.2%	$4,905,887	≥8.0%	$6,132,358	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$8,698,015	13.9%	$2,498,697	≥4.0%	$3,748,045	≥6.0%
Discover Bank	$7,337,118	12.0%	$2,452,943	≥4.0%	$3,679,415	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$8,698,015	11.9%	$2,933,514	≥4.0%	$3,666,893	≥5.0%
Discover Bank	$7,337,118	10.2%	$2,886,498	≥4.0%	$3,608,122	≥5.0%
November 30, 2011
Total capital (to risk-weighted assets)
Discover Financial Services	$9,808,660	16.5%	$4,764,887	≥8.0%	$5,956,109	≥10.0%
Discover Bank	$8,671,391	14.8%	$4,693,645	≥8.0%	$5,867,056	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$7,850,451	13.2%	$2,382,444	≥4.0%	$3,573,665	≥6.0%
Discover Bank	$6,724,176	11.5%	$2,346,822	≥4.0%	$3,520,234	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$7,850,451	11.5%	$2,729,480	≥4.0%	$3,411,851	≥5.0%
Discover Bank	$6,724,176	10.0%	$2,690,135	≥4.0%	$3,362,668	≥5.0%

12.	Commitments, Contingencies and Guarantees
Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2022. At August 31, 2012, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in thousands):

	Capitalized Leases	Operating Leases
2012	$127	$4,093
2013	508	14,906
2014	508	13,088
2015	489	9,316
2016	178	8,348
Thereafter	—	16,642
Total minimum lease payments	1,810	$66,393
Less: Amount representing interest	142
Present value of net minimum least payments	$1,668
Unused commitments to extend credit. At August 31, 2012, the Company had unused commitments to extend credit for consumer loans and commercial loans of approximately $162.3 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other consumer loan products, provided there is no violation of conditions in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.

Commitments to purchase private student loans. On December 31, 2010, Discover Bank entered into an agreement with Citibank to purchase any private student loans originated subsequent to the contract date including a premium equal to 0.125%. Discover Bank completed the first purchase of loan participations under this agreement on January 3, 2011. The agreement has been amended to extend to December 31, 2012, effective upon the closing of Discover Bank's purchase of private student loans from Citibank on September 30, 2011. Although the agreement does not set forth a minimum or maximum amount of loans to be purchased, Discover Bank must purchase all eligible loans originated by Citibank, which the Company estimates to be $250.0 million to $300.0 million over the remaining life of the agreement, as amended. As of August 31, 2012, Discover Bank had an outstanding commitment to purchase $71.8 million of loans under this agreement. For the loans purchased under the agreement, the Company has limited involvement with respect to the underwriting and setting credit terms. The underwriting standards for these loans are based on Citibank's credit policy, and those standards are not substantially different than the Company's own underwriting criteria.  Based on this and by virtue of the fact that the loans are newly originated at the time that the Company acquires them, the loans are not considered purchased credit-impaired.
Securitizations Representations and Warranties. As part of the Company’s financing activities, the Company provides representations and warranties that certain assets pledged as collateral in secured borrowing arrangements conform to specified guidelines. Due diligence is performed by the Company which is intended to ensure that asset guideline qualifications are met. If the assets pledged as collateral do not meet certain conforming guidelines, the Company may be required to replace, repurchase or sell such assets. In its credit card securitization activities, the Company would replace nonconforming receivables through the allocation of excess seller’s interest or from additional transfers from the unrestricted pool of receivables. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. In its student loan securitizations, the Company would generally repurchase the loans from the trust at the outstanding principal amount plus interest.
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
Mortgage Loans Representations and Warranties. The Company sells loans it originates to investors on a servicing released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company is required by these investors to make certain representations relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At August 31, 2012, this amount was not material and was included in other income on the condensed consolidated statements of income.
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

August 31, 2012
Diners Club:
Merchant guarantee (in millions)	$262
PULSE:
ATM guarantee (in thousands)	$1,045
With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of August 31, 2012, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of August 31, 2012, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.
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

The table below summarizes certain information regarding merchant chargeback guarantees:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2012	2011	2012	2011
Losses related to merchant chargebacks (in thousands)(1)	$(166)	$291	$(65)	$1,625
Aggregate sales transaction volume (in millions)(2)	$29,592	$28,416	$85,816	$81,051
____________________

(1)	Gain in three and nine months ended 2012 is due to recoveries in the current quarter which offset losses.

(2)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company has not recorded any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees on August 31, 2012 and November 30, 2011. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts, and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition (dollars in thousands):

	August 31, 2012	November 30, 2011
Settlement withholdings and escrow deposits	$21,084	$24,297

13.	Litigation and Regulatory Matters

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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation-related expense of $96.2 million and $212 million was recognized for the three and nine months ended August 31, 2012, compared to $1.9 million and $22.6 million for the same periods in 2011.
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
On August 16, 2011, the Attorney General of West Virginia filed a lawsuit against the Company in the Circuit Court of Mason County, West Virginia (West Virginia v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to the Company's marketing and administration of various protection products under West Virginia law. The relief sought in the lawsuit includes an injunction prohibiting the Company from engaging in the alleged violations, restitution and disgorgement of monies received from the complained of practices, civil penalties and costs. The Company will seek to vigorously defend all claims asserted against it in this matter.
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
On April 12, 2012, the Attorney General of Hawaii filed a lawsuit against the Company in the Circuit Court of the First Circuit, Hawaii (Hawaii v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to the Company's marketing and administration of various protection products under Hawaii law. The relief sought in the lawsuit includes an injunction prohibiting named parties from engaging in the alleged violations, restitution and disgorgement of monies received from the complained of practices, civil penalties and costs. The Company will seek to vigorously defend against all claims asserted against it.
On June 28, 2012, the Attorney General of Mississippi filed a lawsuit against the Company in the Chancery Court of the First Judicial District of Hinds County, Mississippi (Mississippi v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to the Company's marketing and administration of various protection products under Mississippi law. The relief sought in the lawsuit includes an injunction prohibiting the Company from engaging in the alleged violations, restitution and disgorgement of monies received from the complained-of practices, civil penalties and costs. The Company will seek to vigorously defend all claims asserted against it.
On July 5, 2012, the Antitrust Division of the United States Department of Justice (the “Division”) issued a Civil Investigative Demand (“CID”) to the Company seeking information regarding an investigation related to potential violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§1-2 by an unidentified party other than Discover. The CID seeks documents, data and narrative responses to several interrogatories and document requests, related to the debit card market. A CID is a request for information in the course of a civil investigation and does not constitute the commencement of legal proceedings. The Division is permitted by statute to issue a CID to anyone whom it believes may have information relevant to an investigation. The receipt of a CID does not presuppose that there is probable cause to believe that a violation of the antitrust laws has occurred or that a formal complaint ultimately will be filed. The Company is cooperating with the Division in connection with the CID.

On August 14, 2012, a purported shareholder, James Groen, filed a shareholder derivative action in the U.S. District Court for the Northern District of Illinois (Groen v. Nelms et al.) against the Company’s board of directors, certain current and former officers and directors, and the Company as nominal defendant. On August 27, 2012, a second purported shareholder, the Charter Township of Clinton Police and Fire Retirement System, filed a substantially identical shareholder derivative action in the same court against the same parties (Charter Township of Clinton Police and Fire Retirement System v. Nelms et al.). The complaints in both actions assert claims against the board of directors and certain current and former officers and directors for alleged breach of fiduciary duty, corporate waste, and unjust enrichment arising out of the Company’s alleged violations of the law in connection with the marketing and sale of its protection products. The relief sought in both actions includes changes to the Company’s corporate governance procedures; unspecified damages, injunctive relief, restitution, and disgorgement from the individual defendants; and attorneys’ fees.
On September 24, 2012, Discover Bank entered into a consent order with the FDIC and the CFPB for resolution of the agencies' joint investigation with respect to the marketing of the Bank's protection products. The order requires the Bank to provide refunds of approximately $200 million to eligible customers who purchased certain protection products between December 1, 2007 and August 31, 2011. In addition, the Bank agreed to pay a $14 million civil monetary penalty to the agencies. Adequate provision has been made to cover these costs in the financial statements as of August 31, 2012. The Bank also agreed to make further enhancements to its quality control and other processes related to the marketing, sale and administration of its protection products. The Bank agreed to enter into the consent order for the purpose of resolving this matter and, in doing so, did not admit or deny the findings of fact, conclusions of law, or any violations of law or regulation, set forth in the order.

14.	Fair Value Disclosures
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820, fair value accounting guidance, provides a three-level hierarchy for classifying financial instruments, the hierarchy of which is based on whether the inputs to the valuation techniques used to measure the fair value of each financial instrument are observable or unobservable. ASC 820 defines fair value, establishes a fair value hierarchy that distinguishes between valuations that are based on observable inputs from those based on unobservable inputs, and requires certain disclosures about those measurements. The three level valuation hierarchy is as follows:

•
Level 1: Fair values determined by Level 1 inputs are defined as those that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2: Fair values determined by Level 2 inputs are those that utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active or inactive markets, quoted prices for the identical assets in an inactive market, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company evaluates factors such as the frequency of transactions, the size of the bid-ask spread and the significance of adjustments made when considering transactions involving similar assets or liabilities to assess the relevance of those observed prices. If relevant and observable prices are available, the fair values of the related assets or liabilities would be classified as Level 2.

•
Level 3: Fair values determined by Level 3 inputs are those based on unobservable inputs, and include situations where there is little, if any, market activity for the asset or liability being valued. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company may utilize both observable and unobservable inputs in determining the fair values of financial instruments classified within the Level 3 category.

The determination of classification of its financial instruments within the fair value hierarchy is performed at least quarterly by the Company. For transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement based on the value immediately preceding the transfer.
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and involves consideration of factors specific to the asset or liability. Furthermore, certain techniques used to measure fair value involve some degree of judgment and, as a result, are not necessarily indicative of the amounts the Company would realize in a current market exchange.

During the three and nine ended August 31, 2012, there were no changes to the Company valuation techniques that had, or are expected to have, a material impact on its condensed consolidated financial position or results of operations.
Assets and Liabilities Measured at Fair Value on a Recurring Basis.
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at August 31, 2012
Assets
U.S Treasury securities	$2,470,898	$—	$—	$2,470,898
U.S government agency securities	2,319,285	—	—	2,319,285
Credit card asset-backed securities of other issuers	—	164,294	—	164,294
Corporate debt securities	—	145,529	—	145,529
Residential mortgage-backed securities - Agency	—	1,277,496	—	1,277,496
Available-for-sale investment securities	$4,790,183	$1,587,319	$—	$6,377,502
Mortgage loans held for sale	$—	$272,082	$—	$272,082
Interest rate lock commitments	$—	$—	$17,448	$17,448
Forward delivery contracts	—	984	95	1,079
Other derivative financial instruments	—	117,681	—	117,681
Derivative financial instruments	$—	$118,665	$17,543	$136,208
Liabilities
Interest rate lock commitments	$—	$—	$34	$34
Forward delivery contracts	—	4,668	6	4,674
Other derivative financial instruments	—	68	—	68
Derivative financial instruments	$—	$4,736	$40	$4,776

Balance at November 30, 2011
Assets
U.S Treasury securities	$2,563,250	$—	$—	$2,563,250
U.S government agency securities	2,795,223	—	—	2,795,223
Credit card asset-backed securities of other issuers	—	299,889	—	299,889
Corporate debt securities	—	449,469	—	449,469
Available-for-sale investment securities	$5,358,473	$749,358	$—	$6,107,831
Derivative financial instruments	$—	$63,576	$—	$63,576
Liabilities
Derivative financial instruments	$—	$448	$—	$448

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and nine months ended August 31, 2012 and August 31, 2011.

Available-for-sale investment securities. Investment securities classified as available-for-sale consist of U.S. Treasury and government agency securities, residential mortgage-backed securities, corporate debt and credit card asset-back securities issued by other financial institutions. The fair value estimates of investment securities classified as Level 1, consisting of U.S. Treasury and government agency securities, are determined based on quoted market prices for the same or similar securities. The Company classifies all other available-for-sale investment securities as Level 2, the fair value estimates of which are primarily obtained from pricing services, where fair values are estimated using pricing models based on observable market inputs or recent trades of similar securities. The fair value estimates of mortgage-backed and credit card asset-backed securities are based on the best information available. This data may consist of observed market prices, broker quotes or discounted cash flow models that incorporate assumptions such as benchmark yields, issuer spreads, prepayment speeds, credit ratings and losses, the priority of which may vary based on availability of information. The fair value estimates for corporate debt obligations issued under the Temporary Liquidity Guarantee Program (“TLGP”) are derived utilizing a spread relative to an underlying benchmark curve which reflects the terms and conditions of specific instruments being valued.

The Company validates the fair value estimates provided by the pricing services primarily by comparison to valuations obtained through other pricing sources. The Company evaluates pricing variances amongst different pricing sources to ensure that the valuations utilized are reasonable. The Company also corroborates the reasonableness of the fair value estimates with analysis of trends of significant inputs, such as market interest rate curves. The Company further performs due diligence in understanding the procedures and techniques performed by the pricing services to derive fair value estimates.

At August 31, 2012, amounts reported in credit card asset-backed securities issued by other institutions reflected senior-rated Class A securities having a par value of $139 million and more junior-rated Class B and Class C securities with par values of $22 million and $4 million, respectively. The Class A securities had a weighted-average coupon of 0.46% and a weighted-average remaining maturity of 8 months; the Class B, 0.55% and 8 months, respectively; and the Class C, 0.64% and 7 months, respectively. The assets underlying these securities are predominantly prime general-purpose credit card loan receivables. Amounts reported in corporate debt securities reflect government-rated corporate debt obligations issued under TLGP that are guaranteed by the FDIC with a par value of $145 million, a weighted-average coupon of 2.11% and a weighted-average remaining maturity of 2 months. Amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by the Federal National Mortgage Association with a par value of $1.2 billion, a weighted-average coupon of 2.85% and a weighted-average remaining maturity of 4 years.
Mortgage loans held for sale and related derivative instruments. The Company enters into commitments with consumers to originate mortgage loans at a specified interest rate, known as interest rate lock commitments (“IRLCs”). The Company reports IRLCs as derivative instruments at fair value with changes in fair value being recorded in other income and other expense. IRLCs and mortgage loans held for sale under certain loan programs are hedged in aggregate using “to be announced mortgage-backed securities” (“TBA MBS”). IRLCs and mortgage loans held for sale under loan programs that generally have lower volume are hedged on an individual loan level using best-efforts forward delivery contracts.
Fair values for each of these instruments are determined using quantitative risk models. The Company has various monitoring processes in place to validate these valuations, including valuations of Level 3 assets. Valuation results are reviewed in comparison to expected results, recent activity, and historical trends. Any significant or unusual fluctuations in value are analyzed.
•Mortgage loans held for sale. Valuations of mortgage loans held for sale are based on the loan amount, note rate, loan program, expected sale date of the loan and, most significantly, investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. Mortgage loans held for sale are classified as Level 2 as the investor pricing tables used to value them are an observable input. The Company recognizes interest income separately from changes in fair value.
•Interest rate lock commitments. IRLCs for loans to be sold to investors using a mandatory or assignment of trade method derive their base value from an underlying loan type with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. IRLCs for loans to be sold to investors on a best-efforts basis derive their base value from the value of the underlying loans using investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, this base value is then adjusted for the anticipated loan funding probability, or pull through rate. The anticipated loan funding probability is an unobservable input based on historical experience, which results in classification of IRLCs as Level 3.

•Forward delivery contracts. Under the Company's risk management policy, the Company economically hedges the changes in fair value of IRLCs and mortgage loans held for sale caused by changes in interest rates by using TBA MBS and entering into best-efforts forward delivery contracts. These hedging instruments are recorded at fair value with changes in fair value recorded in other income. TBA MBS used to hedge both IRLCs and loans held for sale are valued based primarily on observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, these derivatives are classified as Level 2. Best-efforts forward delivery contracts are valued based on investor pricing tables, which are observable inputs, stratified by product, note rate, and term, adjusted for current market conditions. An anticipated loan funding probability is applied to value best-efforts contracts hedging IRLCs, which results in the classification of these contracts as Level 3. The current base loan price and, for best-efforts contracts hedging IRLCs, the anticipated loan funding probability, are the most significant assumptions affecting the value of the best-efforts contracts. The best-efforts forward delivery contracts hedging loans held for sale are classified as Level 2, so such contracts are transferred from Level 3 to Level 2 at the time the underlying loan is originated. For the purposes of the tables below, we refer to TBA MBA and best-efforts forward delivery contracts as “Forward delivery contracts”.
Other derivative financial instruments. The Company's other derivative financial instruments consist of interest rate swaps and foreign currency forward contracts. The fair value of these instruments is estimated by a third-party valuation service that uses proprietary pricing models, where certain inputs to those models are readily observable market-based inputs, including interest rate curves and option volatility. In determining fair values, the pricing models use widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs. The fair values of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves. The Company considers collateral and legally enforceable master netting agreements that mitigate credit exposure to counterparties in determining the counterparty credit risk valuation adjustment.

The Company validates the fair value estimates of interest rate swaps primarily through comparison to the fair value estimates computed by the counterparty's to each the derivative transactions. The Company evaluates pricing variances amongst different pricing sources to ensure that the valuations utilized are reasonable. The Company also corroborates the reasonableness of the fair value estimates with analysis of trends of significant inputs, such as market interest rate curves. The Company performs due diligence in understanding the impact to any changes to the valuation techniques performed by proprietary pricing models prior to implementation, working closely with the third-party valuation service, and reviews the control objectives of the service at least annually. The Company corroborates the fair value of foreign currency forward contracts through independent calculation of the fair value estimates.

Assets and liabilities under the fair value option. Beginning in June 2012, the Company elected to account for mortgage loans held for sale at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting. At August 31, 2012, the aggregate unpaid principal balance of loans held for sale for which the fair value option had been elected was $259.9 million. The same loans had a fair value of $272.1 million at August 31, 2012.

Level 3 Financial Instruments Only
The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis. There were no Level 3 assets or liabilities measured at fair value on a recurring basis at any point during the three months ended August 31, 2011.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in thousands)
For the Three Months Ended August 31, 2012
	Balance at May 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total net gains (losses) included in earnings	Purchases	Sales	Settlements	Transfers of IRLCs to closed loans	Balance at August 31, 2012
Interest rate lock commitments	$—	$—	$—	$49,437	$4,757	$—	$(202)	$(36,578)	$17,414
Forward delivery contracts	$—	$—	$(734)	$802	$21	$—	$—	$—	$89

For the Nine Months Ended August 31, 2012
	Balance at November 30, 2011	Transfers into Level 3	Transfers out of Level 3	Total net gains (losses) included in earnings	Purchases	Sales	Settlements	Transfers of IRLCs to closed loans	Balance at August 31, 2012
Interest rate lock commitments	$—	$—	$—	$49,437	$4,757	$—	$(202)	$(36,578)	$17,414
Forward delivery contracts	$—	$—	$(734)	$802	$21	$—	$—	$—	$89

For the Nine Months Ended August 31, 2011
	Balance at November 30, 2010	Transfers into Level 3	Transfers out of Level 3	Total net gains (losses) included in earnings	Purchases	Sales	Settlements	Transfers of IRLCs to closed loans	Balance at August 31, 2011
Equity securities	$17	$—	$—	$144	$—	$(161)	$—	$—	$—

Unobservable inputs and sensitivities
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of August 31, 2012.

	Fair Value	Valuation Technique	Significant Unobservable Input	Ranges of Inputs
				Low	High
Interest rate lock commitments	$17,414	Quantitative risk models	Loan funding probability	20%	95%
Forward delivery contracts	$89	Quantitative risk models	Loan funding probability	28%	99%

The anticipated loan funding probability represents the Company's expectation regarding the percentage of IRLCs that will ultimately be funded. Generally, an increase in the anticipated loan funding probability would result in an increase in the magnitude of fair value measurements.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three and nine months ended August 31, 2012 and August 31, 2011, the Company had no impairments related to these assets. Fair value adjustments for student loans held for sale were periodically recorded in other income in the consolidated statements of income. There were no gains or losses related to student loans held for sale during the three months ended August 31, 2012. During the nine months ended August 31, 2012, the Company recorded a loss of $518 thousand related to the sale of student loans held for sale. During the three and nine months ended August 31, 2011, the Company recorded gains related to student loans held for sale of $0.1 million and $6.2 million, respectively.

Financial Instruments Measured at Other Than Fair Value
The following table discloses the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value, as of August 31, 2012 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at August 31, 2012
Assets
U.S Treasury securities	$550	$—	$—	$550	$550
States and political subdivisions of states	—	35,174	—	35,174	35,242
Residential mortgage-backed securities - Agency	—	56,544	—	56,544	54,213
Held-to-maturity investment securities	$550	$91,718	$—	$92,268	$90,005

Cash and cash equivalents	$6,237,610	$—	$—	$6,237,610	$6,237,610
Restricted cash	$301,349	$—	$—	$301,349	$301,349
Net loan receivables	$—	$—	$59,047,925	$59,047,925	$57,469,848
Accrued interest receivables	$—	$486,798	$—	$486,798	$486,798

Liabilities
Deposits	$—	$42,854,843	$—	$42,854,843	$42,318,312
Short-term borrowings	$—	$250,139	$—	$250,139	$250,139
Long-term borrowings - owed to securitization investors	$—	$15,365,667	$2,405,139	$17,770,806	$17,337,914
Other long-term borrowings	$—	$2,358,219	$1,797	$2,360,016	$1,908,199
Accrued interest payables	$—	$164,080	$—	$164,080	$164,080

The fair values of these financial assets and liabilities, which are not carried at fair value on the condensed consolidated statements of financial condition, were determined applying the fair value provisions discussed herein. The use of different assumptions or estimation techniques may have a material effect on these estimated fair value amounts. The following describes the valuation techniques of these financial instruments measured at other than fair values.
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

Held-to-maturity investment securities. Held-to-maturity investment securities consist of residential mortgage-backed securities issued by agencies and municipal bonds. The fair value of residential mortgage-backed securities included in the held-to-maturity portfolio is estimated similarly to residential mortgage-backed securities carried at fair value on a recurring basis discussed herein. Municipal bonds are valued based on quoted market prices for the same or similar securities.
Total loan portfolio. The Company's loan receivables are comprised of credit card and installment loans, including the PCI student loans. Fair value estimates are derived utilizing discounted cash flow analyses, the calculations of which are performed on groupings of loan receivables that are similar in terms of loan type and characteristics. Inputs to the cash flow analysis of each grouping consider recent pre-payment and interest accrual trends and leverage forecasted loss estimates. The expected future cash flows of each grouping are discounted at rates at which similar loans within each grouping could be made under current market conditions. Significant inputs to the fair value measurement of the loan portfolio are unobservable, and as such are classified as Level 3.
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
Long-term borrowings-owed to securitization investors. Fair values of long-term borrowings owed to credit card securitization investors are determined utilizing quoted market prices of the same transactions, and as such are classified as Level 2. Fair values of long-term borrowings owed to student loan securitization investors are calculated by discounting cash flows using estimated assumptions including, among other things, maturity and market discount rates. Significant inputs to these fair value measurements are unobservable, and as such, are classified as Level 3.
Other long-term borrowings. Fair values of other long-term borrowings, consisting of subordinated debt and unsecured debt, are determined utilizing current observable market prices for those transactions, and as such are classified as Level 2. Fair values of other long-term borrowing for which there are no observable market transactions, namely capitalized leases, are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar credit risks, remaining maturities and repricing terms. As the significant inputs to these fair value measurements are unobservable, they are classified as Level 3.
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
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at August 31, 2012 will be reclassified to interest income as interest payments are received on certain of the Company's floating rate credit card loan receivables. During the next 12 months, the Company estimates it will reclassify to earnings $7.2 million of pretax gains related to its derivatives designated as cash flow hedges.

Fair Value Hedges. The Company is exposed to changes in fair value of certain of its fixed rate debt obligations due to changes in interest rates. During the three and nine months ended August 31, 2012, the Company used interest rate swaps to manage its exposure to changes in fair value of certain fixed rate senior notes, securitized debt and interest-bearing brokered deposits attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. The interest rate swaps involve the receipt of fixed rate amounts from the respective counterparties in exchange for the Company making payments of variable rate amounts over the life of the agreements without exchange of the underlying notional amounts. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits relating to the risk being hedged were recorded in interest expense. The changes provided substantial offset to one another. Ineffectiveness related to these fair value hedges was recorded in interest expense. Any basis differences between the fair value and the carrying amount of the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits at the inception of the hedging relationship is amortized and recorded in interest expense.

Derivatives Not Designated as Hedges

Interest rate lock commitments. The Company enters into commitments with consumers to originate loans at a specified interest rate. The Company reports IRLCs as derivative instruments at fair value with changes in fair value being recorded in other income.

Forward delivery contracts. The Company economically hedges the changes in fair value of IRLCs and mortgage loans held for sale caused by changes in interest rates by using TBA MBS and entering into best efforts forward delivery commitments. These hedging instruments are recorded at fair value with changes in fair value recorded in other income.

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

Foreign exchange forward contracts. The Company has foreign exchange forward contracts that are economic hedges and are not designated as hedges for accounting purposes. The Company enters into foreign exchange forward contracts to manage foreign currency risk. Foreign exchange forward contracts involve the purchase or sale of a designated currency at an agreed upon rate for settlement on a specified date. Changes in the fair value of these contracts are recorded in other income.

The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the statement of financial condition each is reported as of August 31, 2012 and November 30, 2011. See Note 14: Fair Value Disclosures for a description of the valuation methodologies of derivatives. (Dollars in thousands):

	August 31, 2012				November 30, 2011
			Balance Sheet Location			Balance Sheet Location
	Notional Amount	Number of Transactions	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps—cash flow hedge	$2,000,000	8	$8,229	$—	$2,000,000	$12,191	$—
Interest rate swaps—fair value hedge	$7,468,200	258	$108,948	$—	$2,338,276	$44,171	$279
Derivatives not designated as hedges:
Foreign exchange forward contracts(1)	$26,375	5	$—	$68	$21,453	$—	$169
Interest rate swap	$1,090,378	1	$504	$—	$1,294,932	$7,214	$—
Forward delivery contracts	$593,036	495	$1,079	$4,674	$—	$—	$—
Interest rate lock commitments	$622,153	3,013	$17,448	$34	$—	$—	$—
 ____________________

(1)
The foreign exchange forward contracts have notional amounts of EUR 17.7 million, GBP 1.9 million and SGD 1.5 million as of August 31, 2012 and EUR 14.0 million and GBP 1.7 million as of November 30, 2011.

The following table summarizes the impact of the derivative instruments on income, and indicates where within the condensed consolidated statements of income such impact is reported for the three and nine months ended August 31, 2012 and 2011 (dollars in thousands):

		For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	Location	2012	2011	2012	2011
Derivatives designated as hedges:
Interest rate swaps—cash flow hedges:
Total (losses) gains recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$(383)	$13,113	$(4,003)	$11,711
Total (losses) gains recognized in other comprehensive income		$(383)	$13,113	$(4,003)	$11,711
Amount reclassified from other comprehensive income into income	Interest Income	$1,892	$1,892	$5,656	$5,636
Interest rate swaps—fair value hedges:
Interest expense—ineffectiveness		35,303	34,715	60,452	38,924
Interest expense—other		8,479	4,087	20,333	8,090
Gain on interest rate swaps	Interest Expense	43,782	38,802	80,785	47,014
Interest expense—ineffectiveness		(33,880)	(32,575)	(56,394)	(34,064)
Interest expense—other		(1,524)	(1,608)	(4,619)	(4,853)
Loss on hedged item	Interest Expense	(35,404)	(34,183)	(61,013)	(38,917)
Total gains recognized in income		$10,270	$6,511	$25,428	$13,733
Derivatives not designated as hedges:
Gain (loss) on forward contracts	Other Income	$(468)	$30	$1,179	$(703)
Gain (loss) on interest rate swaps	Other Income	(3,375)	(2,037)	(6,348)	(7,518)
Gain on forward delivery contracts	Other Income	(2,375)	—	(2,375)	—
Gain on interest rate lock commitments	Other Income	49,437	—	49,437	—
Total gains (losses) on derivatives not designated as hedges recognized in income		$43,219	$(2,007)	$41,893	$(8,221)

Collateral Requirements and Credit-Risk Related Contingency Features. For its interest rate swaps, the Company has master netting arrangements and minimum collateral posting thresholds with its counterparties. Collateral is required by either the Company or the counterparty depending on the net fair value position of all interest rate swaps held with that counterparty. The Company may also be required to post collateral with a counterparty depending on the credit rating it or Discover Bank receives from specified major credit rating agencies. Collateral amounts recorded in the condensed consolidated statement of financial condition are based on the net collateral receivable or payable position for each counterparty. Collateral receivable or payable amounts are not offset against the fair value of the interest rate swap, but are recorded separately in other assets or deposits.

As of August 31, 2012, DFS had a right to reclaim $4.0 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of DFS did not meet specified thresholds. At August 31, 2012, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $112.1 million as of August 31, 2012. The Company had an obligation to return $99.9 million cash collateral deposited with the Company (net of $4.0 million referenced above) as of August 31, 2012.

As of August 31, 2012, the Company had interest rate swaps in a net asset position with all of its counterparties, inclusive of accrued interest. If the Company had breached any provisions of the derivative agreements, there would have been no obligation to settle termination values since none of the derivative agreements were in net liability positions as of August 31, 2012.

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

•
Direct Banking. The Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses and other consumer products and services, including home loans, personal loans, private student loans, prepaid cards and other consumer lending and deposit products. The majority of the Direct Banking revenues relate to interest income earned on each of its loan products. Additionally, the Company’s credit card products generate substantially all of the Company’s revenues related to discount and interchange, protection products (previously referred to as "fee products") and loan fee income.

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

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.

•	Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data for the three months ended August 31, 2012 and 2011 (dollars in thousands):

For the Three Months Ended	Direct Banking	Payment Services	Total
August 31, 2012
Interest income
Credit card	$1,451,836	$—	$1,451,836
Private student loans	46,964	—	46,964
PCI student loans	75,243	—	75,243
Personal loans	93,912	—	93,912
Other	27,014	—	27,014
Total interest income	1,694,969	—	1,694,969
Interest expense	325,310	—	325,310
Net interest income (expense)	1,369,659	—	1,369,659
Provision for loan losses	126,288	—	126,288
Other income	505,960	88,290	594,250
Other expense	786,900	39,007	825,907
Income before income tax expense	$962,431	$49,283	$1,011,714
August 31, 2011
Interest income
Credit card	$1,423,496	$—	$1,423,496
Private student loans	30,014	—	30,014
PCI student loans	54,304	—	54,304
Personal loans	70,052	—	70,052
Other	21,209	17	21,226
Total interest income	1,599,075	17	1,599,092
Interest expense	362,017	36	362,053
Net interest income (expense)	1,237,058	(19)	1,237,039
Provision for loan losses	99,514	—	99,514
Other income	481,134	70,829	551,963
Other expense	609,202	33,205	642,407
Income before income tax expense	$1,009,476	$37,605	$1,047,081

The following table presents segment data for the nine months ended August 31, 2012 and 2011 (dollars in thousands):

For the Nine Months Ended	Direct Banking	Payment Services	Total
August 31, 2012
Interest income
Credit card	$4,296,757	$—	$4,296,757
Private student loans	132,028	—	132,028
PCI student loans	229,678	—	229,678
Personal loans	264,882	—	264,882
Other	73,797	4	73,801
Total interest income	4,997,142	4	4,997,146
Interest expense	1,019,057	52	1,019,109
Net interest income (expense)	3,978,085	(48)	3,978,037
Provision for loan losses	510,401	—	510,401
Other income	1,419,046	257,847	1,676,893
Other expense	2,141,892	109,510	2,251,402
Income before income tax expense	$2,744,838	$148,289	$2,893,127
August 31, 2011
Interest income
Credit card	$4,243,803	$—	$4,243,803
Private student loans	80,473	—	80,473
PCI student loans	149,460	—	149,460
Personal loans	189,525	—	189,525
Other	62,044	29	62,073
Total interest income	4,725,305	29	4,725,334
Interest expense	1,124,597	163	1,124,760
Net interest income (expense)	3,600,708	(134)	3,600,574
Provision for loan losses	692,763	—	692,763
Other income	1,436,764	221,667	1,658,431
Other expense	1,774,915	97,784	1,872,699
Income before income tax expense	$2,569,794	$123,749	$2,693,543

17.	Subsequent Events

Cash Dividend. On September 20, 2012, the Company announced a cash dividend of $0.10 per share of common stock, payable on October 18, 2012, to stockholders of record at the close of business on October 4, 2012.
Consent Order with the FDIC and the CFPB. On September 24, 2012, Discover Bank entered into a consent order with the FDIC and the CFPB for resolution of the agencies' joint investigation with respect to the marketing of the Bank's protection products. The order requires the Bank to provide refunds of approximately $200 million to eligible customers who purchased certain protection products between December 1, 2007 and August 31, 2011. In addition, the Bank agreed to pay a $14 million civil monetary penalty to the agencies. Adequate provision has been made to cover these costs in the financial statements as of August 31, 2012.
Long-Term Borrowings. On September 27, 2012, DCENT issued $500 million of credit card asset-backed securities through a private conduit provider.

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

Additional factors that could cause our results to differ materially from those described below can be found in this section and in "Risk Factors" in our quarterly report on Form 10-Q for the quarter ended May 31, 2012, and in “Risk Factors,” “Business—Competition,” “Business—Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended November 30, 2011, filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).

Introduction and Overview
Discover Financial Services is a direct banking and payment services company. Through our Discover Bank subsidiary, we offer our customers credit card loans, private student loans, personal loans and deposit products. Through our Discover Home Loans, Inc. subsidiary, we offer our customers home loans. Through our DFS Services LLC subsidiary and its subsidiaries, we operate the Discover Network, the PULSE Network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network is a payment card transaction processing network for Discover card-branded and third-party issued credit, debit and prepaid cards. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE Network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services. Our fiscal year ends on November 30 of each year.

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

Quarter Highlights

•	Net income for the third quarter of 2012 was $627 million, compared to $649 million for the third quarter of 2011.

•	Credit card loans grew $1.9 billion to $48.1 billion and Discover card sales volume increased 4% from the prior year.

•	Credit card loan delinquencies and net charge-offs reached historic lows with a delinquency rate for loans over 30 days past due of 1.81% and a net charge-off rate of 2.43%.

•	Payment services pretax income was up 31% from the prior year to $49 million. Transaction volume for the segment was $50.3 billion in the quarter, an increase of 13% from the prior year.

•	We repurchased approximately ten million shares of our common stock for $350 million, reducing our number of shares outstanding by 1.9%.

•	We issued $3.1 billion of credit card asset-backed securities in registered public offerings through a securitization trust.

•
We began offering residential mortgage loans through Discover Home Loans, Inc., following our acquisition in June of substantially all of the operating and related assets of Home Loan Center, Inc., a subsidiary of Tree.com, Inc.

Recent Developments

•	On September 20, 2012, we announced a cash dividend of $0.10 per share of common stock, payable on October 18, 2012, to stockholders of record at the close of business on October 4, 2012.

•
On September 24, 2012, Discover Bank entered into a consent order with the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau ("CFPB") for resolution of the agencies' joint investigation with respect to the marketing of the Bank's protection products. The order requires the Bank to provide refunds of approximately $200 million to eligible customers who purchased certain protection products between December 1, 2007 and August 31, 2011. In addition, the Bank agreed to pay a $14 million civil monetary penalty to the agencies. Adequate provision has been made to cover these costs in the financial statements as of August 31, 2012.

•	On September 27, 2012, we issued $500 million of credit card asset-backed securities through a private conduit provider.

Outlook
    Credit performance continued to improve in the third quarter, and favorable delinquency rates contributed to reserve releases. As our loan portfolio continues to grow and credit begins to normalize, we would expect to build reserves. We continue to focus on card receivables growth through new accounts and wallet share gains as we enhance our brand through expanded partnerships, promotional offers, advertising and rewards while reducing our marketing efforts around protection products. We are also targeting profitable growth in our private student loan and personal loan portfolios. The expansion of our direct banking product offerings remains a priority as we recently launched Discover Home Loans and look forward to introducing online checking.
We anticipate total yield compression in 2012 due to the continuing effects of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") implementation, an increase in promotional offers and expected growth in other loan products, which tend to carry lower interest rates. This yield compression should continue to be offset by funding cost improvements over the next year as we benefit from the interest rate environment and replace higher-priced time deposits with lower-priced deposits and borrowings. Net interest margin is expected to remain elevated through the end of this year. We intend to maintain our strong capital levels as we consider investments for future growth and return capital to shareholders through share repurchases and quarterly dividends.

In our payments business, we continue to explore opportunities to leverage our network infrastructure, such as the services arrangement we entered into recently with PayPal to utilize our network relationships to obtain access to the point-of-sale at millions of retail locations of participating merchants, which is targeted for launch in the second quarter of 2013. We also continue to invest in global brand awareness and acceptance through support of our Diners Club network and arrangements with other banks, networks and merchant acquirers. For example, we recently expanded our relationship with Russian Standard Bank to allow for the issuance, acceptance and promotion of Discover card-branded credit cards in Russia. Also, we have entered into an agreement with the Industrial and Commercial Bank of China to operate a new Diners Club franchise in China.
We continue to monitor the political and economic situation in Europe and work with our local Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. The inability of certain licensees to maintain operating financing could adversely impact our payment services segment. From time to time we provide financial assistance to licensees when we deem it beneficial to our global payments strategy.

Regulatory Environment and Developments

Overview
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Reform Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms. Bank holding companies with $50 billion or more in total consolidated assets, including Discover, are considered systemically significant under the Reform Act and are subject to heightened prudential standards to be established by the Federal Reserve. Certain provisions of the Reform Act that may have a significant impact on us are described in more detail in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment and Developments” and “Risk Factors” in our annual report on Form 10-K for the year ended November 30, 2011, and recent developments are discussed below.
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
Consumer Financial Services
The Reform Act established the CFPB, which regulates consumer financial products and services provided by certain financial services providers, including Discover. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Reform Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. In addition, the CFPB has an online complaint system that allows consumers to log complaints with respect to credit cards, mortgages, personal loans, student loans and deposits. The system, which is used by the CFPB to track responses to complaints, could inform future agency decisions with respect to regulatory, enforcement or examination focus. Although the CFPB has begun to implement its regulatory, supervisory, examination and enforcement authority, there continues to be significant uncertainty as to how the agency's strategies and priorities will impact our businesses. The agency's actions could have a material adverse impact on Discover.

Credit Cards. On July 18, 2012, the CFPB issued Bulletin 2012-06, Marketing of Credit Card Add-on Products, providing guidance on the CFPB's expectations related to the marketing and sale of credit card “add-on” products, which includes the protection products offered by Discover. We are assessing our current practices relative to this guidance. On September 24, 2012, Discover Bank entered into a consent order with the FDIC and the CFPB for resolution of the agencies' joint investigation with respect to the marketing of the Bank's protection products. See Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements for additional information.
Student Loans. There has been increased Congressional, regulatory and media focus on the growing costs of post-secondary education and the debts incurred by families to finance educational expenses. Legislation and regulatory proposals have focused on enhancing families' ability to understand and compare college costs, financial aid and government and private loans.
On July 20, 2012, the CFPB and the Department of Education (“DOE”) issued their report on private education loans and private educational lenders required under the Reform Act, which was prepared based on information provided by student loan lenders and other industry participants. The report examines, among other things, the private education loan market; underwriting criteria used by lenders; loan terms, conditions and pricing; consumer protections available to borrowers; fair lending considerations; and recommendations for legislative changes. The report acknowledges that private student loans have a role in financing higher education, but that, as compared to federal student loans, private student loans often lack the repayment flexibility that is attractive to borrowers who are struggling financially.
The report recommends that Congress re-assess the current bankruptcy law exemption for private student loans. There is currently a proposed bill in Congress that would make it easier to discharge private student loan debt in bankruptcy, by repealing the current requirement that this relief is available only to those for whom repaying such loans would be an “undue hardship.” This legislation has been proposed in past Congresses without success and is unlikely to pass this year. Even if such legislation passed Congress, we believe our underwriting practices and the high percentage of our loans that have cosigners reduce potential risk to our business.
Home Loans. As a result of our recent mortgage business acquisition, we are subject to additional laws and regulations affecting mortgage lenders. We conduct our mortgage lending business through our Discover Home Loans, Inc. subsidiary, which is a state-licensed mortgage lender. Federal, state and, in some instances, local laws regulate mortgage lending activities. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available, including advertising and other consumer disclosures, payments for services and recordkeeping requirements. These laws include the Real Estate Settlement Procedures Act ("RESPA"), the Fair Credit Reporting Act, the Truth in Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Housing Act, the Home Mortgage Disclosure Act and various state laws. State laws often restrict the amount of interest and fees that may be charged by a mortgage lender, or otherwise regulate the manner in which mortgage lenders operate or advertise.
The CFPB has indicated that the mortgage industry is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Reform Act, including the steering of consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation and servicing practices. The CFPB has published proposed regulations on several of these topics, including minimum mortgage underwriting standards (ability to repay), integrated mortgage disclosures under RESPA and TILA, new appraisal requirements under ECOA, and new mortgage loan originator compensation guidelines. The CFPB has also proposed amendments to TILA and RESPA to implement provisions of the Reform Act related to expanding coverage of the Home Owners Equity Protection Act provisions of TILA and requiring increased homeownership counseling disclosures and required counseling under RESPA. In addition, the Federal Reserve and other federal agencies have issued a proposed rule under the Reform Act that would exempt “qualified residential mortgages” from the securitization risk retention requirements of the Reform Act. The final definition of what constitutes a “qualified residential mortgage” may impact the pricing and depth of the secondary market into which we intend to sell mortgages we originate. At this time, we cannot predict the content of final CFPB and other federal agency regulations or the impacts they might have on our business practices or financial results.
Most states require licenses for non-bank lenders, such as Discover Home Loans, Inc., to solicit or make loans, and require the licensure or registration of certain individual employees engaged in mortgage loan origination activities. In 2008, Congress mandated that all states adopt certain minimum standards for the licensing of individuals involved in mortgage lending, and all state legislatures and state agencies have adopted and are implementing additional licensing, continuing education, and similar requirements on mortgage lenders and their employees. Compliance with existing and any new requirements may render it more difficult to operate or may raise our internal costs. As noted above, Discover Home Loans, Inc. is subject to examination and supervision by state mortgage regulatory agencies, as well as the CFPB and the Federal Reserve, and may incur substantial cost in preparing for and responding to regulatory examinations and investigations.

Future regulatory initiatives that could significantly affect the mortgage industry include proposals to reform the housing finance market in the United States. These proposals, among other things, consider winding down the government-sponsored enterprises, Fannie Mae and Freddie Mac (collectively, the “GSEs”). The extent and timing of any regulatory reform or the adoption of any legislation regarding the GSEs and/or the home mortgage market, as well as any effect on our business and financial results, are uncertain at this time.
Payment Networks
Following enactment of the Reform Act and related Federal Reserve regulations related to debit routing and fees, large competing networks have implemented new merchant and acquirer pricing and transaction routing strategies, including through changes to their operating rules, which may result in a reconfiguration of how credit and debit transaction volume is routed. We are closely monitoring the implementation of these strategies in order to assess their impact on our business and on competition in the marketplace. The U.S. Department of Justice has begun an examination of these competitor pricing strategies. While we are still assessing all of our options for responding to these developments, they may adversely impact PULSE's ability to compete for issuer participation and merchant and acquirer routing.
Capital
On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us and Discover Bank. The Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") subsequently approved these proposed rules on June 12, 2012. The proposed rules implement Basel III regulatory capital reforms and changes required by the Reform Act. "Basel III" refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010 and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are in a comment period through October 22, 2012.
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
The agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including Discover Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well-capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

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
For more information regarding legislative and regulatory matters that may impact us, see “Business - Supervision and Regulation,” “Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment and Developments” and “Risk Factors” in our annual report on Form 10-K for the year ended November 30, 2011.

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

Direct Banking. Our Direct Banking segment includes Discover card-branded credit cards issued to individuals and small businesses and other consumer products and services, including home loans, personal loans, private student loans, prepaid cards and other consumer lending and deposit products. The majority of the Direct Banking revenues relate to interest income earned on each of our loan products. Additionally, our credit card products generate substantially all of our revenues related to discount and interchange, protection products and loan fee income.

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
The following table presents segment data (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2012	2011	2012	2011
Direct Banking
Interest income
Credit card	$1,451,836	$1,423,496	$4,296,757	$4,243,803
Private student loans	46,964	30,014	132,028	80,473
PCI student loans	75,243	54,304	229,678	149,460
Personal loans	93,912	70,052	264,882	189,525
Other	27,014	21,209	73,797	62,044
Total interest income	1,694,969	1,599,075	4,997,142	4,725,305
Interest expense	325,310	362,017	1,019,057	1,124,597
Net interest income	1,369,659	1,237,058	3,978,085	3,600,708
Provision for loan losses	126,288	99,514	510,401	692,763
Other income	505,960	481,134	1,419,046	1,436,764
Other expense	786,900	609,202	2,141,892	1,774,915
Income before income tax expense	962,431	1,009,476	2,744,838	2,569,794
Payment Services
Interest income	—	17	4	29
Interest expense	—	36	52	163
Net interest expense	—	(19)	(48)	(134)
Provision for loan losses	—	—	—	—
Other income	88,290	70,829	257,847	221,667
Other expense	39,007	33,205	109,510	97,784
Income before income tax expense	49,283	37,605	148,289	123,749
Total income before income tax expense	$1,011,714	$1,047,081	$2,893,127	$2,693,543

The following table presents information on transaction volume (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2012	2011	2012	2011
Network Transaction Volume
PULSE Network	$40,990,471	$35,109,450	$120,568,280	$106,208,008
Third-Party Issuers	2,231,224	1,983,863	6,456,903	5,593,364
Diners Club (1)	7,040,743	7,426,859	21,345,640	21,804,221
Total Payment Services	50,262,438	44,520,172	148,370,823	133,605,593
Discover Network—Proprietary (2)	28,084,201	27,133,026	81,551,969	77,601,894
Total Volume	$78,346,639	$71,653,198	$229,922,792	$211,207,487
Transactions Processed on Networks
Discover Network	475,861	451,041	1,374,869	1,282,783
PULSE Network	1,125,209	949,965	3,256,862	2,885,239
Total	1,601,070	1,401,006	4,631,731	4,168,022
Credit Card Volume
Discover Card Volume (3)	$29,763,304	$28,455,156	$85,273,360	$81,141,781
Discover Card Sales Volume (4)	$27,201,688	$26,270,622	$78,920,772	$75,104,974
____________________

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances, and other activity.

(4)	Represents Discover card activity related to net sales.

Direct Banking
Our Direct Banking segment reported pretax income of $962 million and $2.7 billion for the three and nine months ended August 31, 2012, respectively, as compared to pretax income of $1.0 billion and $2.6 billion for the three and nine months ended August 31, 2011.
Loan receivables totaled $59.2 billion at August 31, 2012, up from $57.3 billion at November 30, 2011, due to growth in the credit card loans portfolio and the personal loan and private student loan classes of the other loans portfolio. This growth was offset by continued decreases in the purchased credit-impaired ("PCI") student loan balances resulting from paydowns on the portfolio. Discover card sales volume increased 4% and 5% for the three and nine months ended August 31, 2012, respectively, compared to the same periods in 2011. This growth was driven primarily by an increase in the number of existing customers using their Discover card.
Net interest margin was relatively flat for the nine months ended August 31, 2012, as compared to the same period in 2011. Net interest margin increased, however, during the three months ended August 31, 2012 as compared to the same period in 2011. This was primarily driven by improved funding rates on our deposit products and borrowings, partially offset by lower yields on credit cards and growth in lower yielding private student loans. There was an increase in interest income relating to credit card loan receivables largely driven by a higher average level of loans and lower interest charge-offs, which was partially offset by lower yield. Lower yields were driven by growth in loans offered at a promotional rate as well as the receivable repricing restrictions imposed by the CARD Act. During the three and nine months ended August 31, 2012, as compared to the same periods in 2011, there were also increases in interest income related to student loans and personal loans. The increase in interest income on PCI student loans was due to the acquisition of additional loans on September 30, 2011 (see Note 4: Loan Receivables to our condensed consolidated financial statements), while the increases in interest income on personal and private student loans were attributable to organic growth in these portfolios. Interest expense declined in the three and nine months ended August 31, 2012, as compared to the same periods in 2011, as maturities of deposits bearing higher interest rates were replaced by funding from deposits that bear a lower interest rate.

At August 31, 2012, our delinquency rate for credit card loans over 30 days past due was 1.81%, as compared to 2.39% at November 30, 2011, reflective of continuing trends of strong credit performance. For the three and nine months ended August 31, 2012, our net charge-off rate on credit cards declined to 2.43% and 2.76%, respectively, as compared to 3.85% and 4.93% for the three and nine months ended August 31, 2011. Lower reserve releases offset in part by lower net charge-offs led to an increase in the provision for loan losses for the three months ended August 31, 2012, as compared to to the same period in 2011. A decline in the level of net charge-offs and lower levels of reserves led to a decrease in the provision for loan losses for the nine months ended August 31, 2012, as compared to the same period in 2011. For a more detailed discussion on provision for loan losses, see “ - Loan Quality - Provision and Allowance for Loan Losses.”
Total other income increased during the three months ended August 31, 2012 by $25 million as compared to the same period in 2011. This increase was driven primarily by revenue related to the acquisition and integration of the assets of the Home Loan Center in the third quarter of 2012 (see Note 2: Business Combinations to our condensed consolidated financial statements). This included a net gain on the sale of loans and a net gain on the related interest rate lock commitments. This increase was slightly offset by a decrease in discount and interchange revenue due to an increase in Cashback Bonus rewards earned by our customers during the current quarter as compared to the same period in 2011.
For the nine months ended August 31, 2012, total other income decreased by $18 million as compared to the same period in 2011. The decrease was primarily attributable to lower revenue from The Student Loan Corporation ("SLC") transition services agreement, which was partially offset by an increase in the value of an interest rate swap acquired in the SLC acquisition. Furthermore, other income in 2011 benefited from a fair value adjustment on federal student loans that were held for sale. The decrease in other income was also driven by lower revenues from protection products and loan fee income. The decrease in revenue from loan fees was primarily attributable to lower levels of late fee income due to improved credit quality. In addition to the above factors, the decrease in other income was also caused by the inclusion of the impact of the originally estimated bargain purchase gain of $16 million related to the acquisition of SLC in the first quarter of 2011 (see Note 2: Business Combinations to our condensed consolidated financial statements). The decrease in other income was partially offset by revenue related to the acquisition and integration of the assets of the Home Loan Center in the third quarter of 2012 (see Note 2: Business Combinations to our condensed consolidated financial statements), including a net gain on the sale of loans and a net gain on the related interest rate lock commitments.
Total other expense increased for the three and nine months ended August 31, 2012 by $178 million and $367 million, respectively, as compared to the same periods in 2011, primarily due to an increase in legal reserves as well as higher incentive payments related to merchant global acceptance. Legal reserves increased by $94 million and $189 million for the three and nine month periods ended August 31, 2012 as compared to the same periods in 2011. The increases for both the three and nine month periods were primarily due to legal expenses associated with the FDIC and CFPB matter. The increase in other expense was also caused by higher compensation expenses from an increase in headcount, partially related to the acquisition of the assets of the Home Loan Center. Higher information processing related expenses also contributed to the increase in other expense mainly related to increased software maintenance, licenses and mortgage-related technology expenses. In addition, for the three months ended August 31, 2012, there was an increase in marketing and business development related expenses due to new mortgage customer and other growth initiatives.
Payment Services
Our Payment Services segment reported pretax income of $49 million and $148 million, respectively, for the three and nine months ended August 31, 2012, up $11 million and $24 million compared to the same periods in 2011. The increase in pretax income was primarily driven by a greater number of point-of-sale transactions on the PULSE network, which have a higher margin, as well as increased third-party issuer volume. Expense increased as a result of higher employee compensation expense driven by headcount, as well as due to incentive payments and infrastructure-related costs. In addition, prior year pretax income was reduced due to an investment impairment.
Transaction dollar volume increased $6 billion and $15 billion, respectively, for the three and nine months ended August 31, 2012, as compared to the same periods in 2011, primarily driven by increased PULSE point-of-sale volume. The number of transactions on the PULSE network increased by 18% and 13%, respectively, for the three and nine months ended August 31, 2012, as compared to the same periods in 2011.

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

Following our acquisition of the Home Loan Center, Inc. mortgage business in the third quarter 2012, we determined the fair value estimates related to our accounting for loan commitments and mortgage loans held for sale to be critical accounting estimates. We enter into commitments with consumers to originate mortgage loans at a specified interest rate, known as interest rate lock commitments (“IRLCs”). We carry IRLCs and mortgage loans held for sale on our condensed consolidated statements of financial condition at their estimated fair values. Fair values for each of these instruments are estimated using quantitative risk models.

Valuations of mortgage loans held for sale are based on the loan amount, note rate, loan program, expected sale date of the loan and, most significantly, investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. Mortgage loans held for sale are classified as Level 2 in the GAAP fair value hierarchy as the investor pricing tables used to value them are an observable input. In periods of normal market activity, sufficient market data is available to value these loans. However, in illiquid markets, greater variability in pricing data could occur. In such instances, meaningfully different valuations could be derived for the same pool of loans. A decrease in the estimated fair value of mortgage loans held for sale would result in an immediate charge to earnings for the fair value adjustment.

Valuations of IRLCs for loans to be sold to investors on a mandatory or assignment of trade delivery method are based on valuations for similar underlying loans by reference to the to be announced mortgage-backed securities ("TBA MBS") market, which is actively quoted and easily validated through external sources. The data inputs used in these valuations include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. IRLCs for loans to be sold to investors on a best-efforts basis derive their base value from the value of the underlying loans using investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated loan funding probability, or pull through rate. The anticipated loan funding probability is an unobservable input that is based on historical experience and which results in classification of IRLCs as Level 3. A decrease in the pull through rate assumption would result in an immediate charge to earnings for the decrease in the value of IRLCs.

Earnings Summary
The following table outlines changes in our condensed consolidated statements of income for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2012 vs. 2011 increase (decrease)		For the Nine Months Ended August 31,		2012 vs. 2011 increase (decrease)
	2012	2011	$	%	2012	2011	$	%
Interest income	$1,694,969	$1,599,092	$95,877	6%	$4,997,146	$4,725,334	$271,812	6%
Interest expense	325,310	362,053	(36,743)	(10)%	1,019,109	1,124,760	(105,651)	(9)%
Net interest income	1,369,659	1,237,039	132,620	11%	3,978,037	3,600,574	377,463	11%
Provision for loan losses	126,288	99,514	26,774	27%	510,401	692,763	(182,362)	(26)%
Net interest income after provision for loan losses	1,243,371	1,137,525	105,846	9%	3,467,636	2,907,811	559,825	19%
Other income	594,250	551,963	42,287	8%	1,676,893	1,658,431	18,462	1%
Other expense	825,907	642,407	183,500	29%	2,251,402	1,872,699	378,703	20%
Income (loss) before income tax expense	1,011,714	1,047,081	(35,367)	(3)%	2,893,127	2,693,543	199,584	7%
Income tax expense	385,028	398,263	(13,235)	(3)%	1,098,844	979,414	119,430	12%
Net income	$626,686	$648,818	$(22,132)	(3)%	$1,794,283	$1,714,129	$80,154	5%

Net Interest Income
The tables that follow this section have been provided to supplement the discussion below and provide further analysis of net interest income, net interest margin and the impact of rate and volume changes on net interest income. Net interest income represents the difference between interest income earned on our interest-earning assets and the interest expense incurred to finance those assets. We analyze net interest income in total by calculating net interest margin (net interest income as a percentage of average total loan receivables) and net yield on interest-bearing assets (net interest income as a percentage of average total interest-earning assets). We also separately consider the impact of the level of loan receivables and the related interest yield and the impact of the cost of funds related to each of our funding sources, along with the income generated by our liquidity portfolio, on net interest income.
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
Net interest margin was relatively flat for the nine months ended August 31, 2012, as compared to the same period in 2011. Net interest margin increased during the three months ended August 31, 2012, as compared to the same periods in 2011. The increase in the three month period was primarily driven by improved funding rates on our deposit products, partially offset by lower yields on credit cards and growth in lower yielding student loans. The net interest margin for the quarter benefited further from improved borrowing rates.

Interest income increased during the three and nine months ended August 31, 2012, as compared to the same periods in 2011, primarily due to higher interest income across all of our loan products. The increase in interest income on credit card loans was driven by higher average levels of loans and lower interest charge-offs, offset in part by a decline in yield. The decrease in yield was due to the combination of higher levels of loans being offered at a promotional rate, as well as the receivable repricing restrictions under the CARD Act. The increase in interest income on student loans was due to growth in our student loan receivables, both through the acquisition of additional PCI private student loans on September 30, 2011 (see Note 4: Loan Receivables to our condensed consolidated financial statements), as well as due to organic growth in the private student loan portfolio, partially offset by a decrease in yield due to the lower yield on the acquired PCI student loans. Interest income on personal loans also increased due to growth in the portfolio, combined with a modest increase in the yield.

Interest income on other interest-earning assets, which largely relates to investment income on our liquidity portfolio, increased during the three and nine months ended August 31, 2012 primarily due a continued shift in the mix of our liquidity portfolio to higher yielding investments, and higher average levels of liquidity. Interest expense declined in the three and nine months ended August 31, 2012, as compared to the same periods in 2011, primarily due to deposits bearing higher interest rates maturing and being replaced by deposits bearing lower interest rates.

Average Balance Sheet Analysis

	For the Three Months Ended August 31,
	2012			2011
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$5,442,901	0.28%	$3,839	$3,453,928	0.25%	$2,160
Restricted cash	1,388,389	0.14%	490	1,184,566	0.11%	336
Other short-term investments	250	—%	—	—	—%	—
Investment securities	6,532,840	1.30%	21,371	5,814,467	1.07%	15,676

Loan receivables(1):
Credit card(2)(3)	47,066,962	12.27%	1,451,836	45,343,304	12.46%	1,423,496
Personal loans	3,011,379	12.41%	93,912	2,321,496	11.97%	70,052
Federal student loans(4)	—	—%	—	747,719	1.57%	2,957
Private student loans	2,560,636	7.30%	46,964	1,673,058	7.12%	30,014
PCI student loans	4,932,677	6.07%	75,243	2,915,342	7.39%	54,304
Mortgage loans held for sale	122,157	3.44%	1,057	—	—%	—
Other	27,341	3.74%	257	12,140	3.13%	97
Total loan receivables	57,721,152	11.50%	1,669,269	53,013,059	11.83%	1,580,920
Total interest-earning assets	71,085,532	9.49%	1,694,969	63,466,020	10.00%	1,599,092
Allowance for loan losses	(1,891,694)			(2,490,577)
Other assets	4,059,120			3,796,491
Total assets	$73,252,958			$64,771,934
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(5)	$27,639,575	2.46%	171,013	$24,829,744	3.29%	205,929
Money market deposits	5,382,369	0.87%	11,744	4,676,243	1.21%	14,296
Other interest-bearing savings deposits	8,855,038	1.00%	22,225	6,432,652	1.33%	21,494
Total interest-bearing deposits(6)	41,876,982	1.95%	204,982	35,938,639	2.67%	241,719
Borrowings:
Short-term borrowings	113,104	1.49%	423	167,804	0.08%	33
Securitized borrowings(5)	17,270,971	1.90%	82,636	15,624,848	2.05%	80,573
Other long-term borrowings(5)	1,904,400	7.79%	37,269	2,449,670	6.43%	39,728
Total borrowings	19,288,475	2.48%	120,328	18,242,322	2.62%	120,334
Total interest-bearing liabilities	61,165,457	2.12%	325,310	54,180,961	2.65%	362,053
Other liabilities and stockholders’ equity	12,087,501			10,590,973
Total liabilities and stockholders’ equity	$73,252,958			$64,771,934
Net interest income			$1,369,659			$1,237,039
Net interest margin(7)		9.44%			9.26%
Net yield on interest-earning assets(8)		7.67%			7.73%
Interest rate spread(9)		7.37%			7.35%

	For the Nine Months Ended August 31,
	2012			2011
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$4,879,431	0.27%	$10,079	$3,885,023	0.24%	$7,143
Restricted cash	971,317	0.15%	1,128	1,365,770	0.14%	1,452
Other short-term investments	160	—%	—	203,832	1.07%	1,639
Investment securities	6,462,369	1.21%	58,869	5,469,488	1.04%	42,535

Loan receivables(1):
Credit card(2)(3)	46,584,681	12.28%	4,296,757	45,021,656	12.56%	4,243,803
Personal loans	2,859,342	12.33%	264,882	2,127,084	11.87%	189,525
Federal student loans(4)	161,378	1.64%	1,984	761,580	1.58%	9,019
Private student loans	2,437,137	7.21%	132,028	1,517,809	7.06%	80,473
PCI student loans	5,059,495	6.04%	229,678	2,638,981	7.54%	149,460
Mortgage loans held for sale	40,867	3.44%	1,057	—	—%	—
Other	24,554	3.71%	684	13,169	2.88%	285
Total loan receivables	57,167,454	11.47%	4,927,070	52,080,279	11.95%	4,672,565
Total interest-earning assets	69,480,731	9.57%	4,997,146	63,004,392	9.99%	4,725,334
Allowance for loan losses	(2,031,521)			(2,863,500)
Other assets	3,980,819			3,781,777
Total assets	$71,430,029			$63,922,669
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(5)	$26,804,396	2.71%	545,258	$25,102,544	3.45%	649,406
Money market deposits	5,428,663	0.93%	37,906	4,511,303	1.25%	42,414
Other interest-bearing savings deposits	8,548,349	1.04%	67,049	5,576,319	1.38%	57,764
Total interest-bearing deposits(6)	40,781,408	2.12%	650,213	35,190,166	2.84%	749,584
Borrowings:
Short-term borrowings	41,177	1.37%	424	125,590	0.12%	116
Securitized borrowings(5)	16,748,332	2.00%	251,955	16,142,231	2.09%	253,297
Other long-term borrowings(5)	2,058,856	7.53%	116,517	2,472,765	6.56%	121,763
Total borrowings	18,848,365	2.60%	368,896	18,740,586	2.67%	375,176
Total interest-bearing liabilities	59,629,773	2.27%	1,019,109	53,930,752	2.78%	1,124,760
Other liabilities and stockholders’ equity	11,800,256			9,991,917
Total liabilities and stockholders’ equity	$71,430,029			$63,922,669
Net interest income			$3,978,037			$3,600,574
Net interest margin(7)		9.26%			9.21%
Net yield on interest-earning assets(8)		7.62%			7.61%
Interest rate spread(9)		7.30%			7.21%
____________________

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported.

(2)
Interest income on credit card loans includes $46.5 million and $134.8 million of amortization of balance transfer fees for the three and nine months ended August 31, 2012, respectively. Interest income on credit card loans includes $60.8 million and $170.1 million of amortization of balance transfer fees for the three and nine months ended August 31, 2011, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of certain floating-rate credit card loan receivables to fixed rates.

(4)	Includes federal student loans held for sale, which were all sold during the first quarter of 2012.

(5)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(6)	Includes the impact of FDIC insurance premiums and special assessments, and all periods reflect management's current product allocation methodology.

(7)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(8)	Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.

(9)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)

	For the Three Months Ended August 31, 2012 vs. August 31, 2011			For the Nine Months Ended August 31, 2012 vs. August 31, 2011
	Volume	Rate	Total	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$1,368	$311	$1,679	$1,986	$950	$2,936
Restricted cash	63	91	154	(515)	191	(324)
Other short-term investments	—	—	—	(1,639)	—	(1,639)
Investment securities	2,068	3,627	5,695	8,428	7,906	16,334
Loan receivables:
Credit card	140,446	(112,106)	28,340	186,055	(133,101)	52,954
Personal loans	21,262	2,598	23,860	67,733	7,624	75,357
Federal student loans	(2,957)	—	(2,957)	(7,572)	537	(7,035)
Private student loans	16,183	767	16,950	49,840	1,715	51,555
PCI student loans	77,873	(56,934)	20,939	131,070	(50,852)	80,218
Mortgage loans held for sale	1,057	—	1,057	1,057	—	1,057
Other	138	22	160	299	100	399
Total loan receivables	254,002	(165,653)	88,349	428,482	(173,977)	254,505
Total interest income	257,501	(161,624)	95,877	436,742	(164,930)	271,812
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	116,774	(151,690)	(34,916)	64,096	(168,244)	(104,148)
Money market deposits	10,301	(12,853)	(2,552)	10,863	(15,371)	(4,508)
Other interest-bearing deposits	25,868	(25,137)	731	32,095	(22,810)	9,285
Total interest-bearing deposits	152,943	(189,680)	(36,737)	107,054	(206,425)	(99,371)
Borrowings:
Short-term borrowings	(78)	468	390	(176)	484	308
Securitized borrowings	28,039	(25,976)	2,063	12,771	(14,113)	(1,342)
Other long-term borrowings	(35,329)	32,870	(2,459)	(28,287)	23,041	(5,246)
Total borrowings	(7,368)	7,362	(6)	(15,692)	9,412	(6,280)
Total interest expense	145,575	(182,318)	(36,743)	91,362	(197,013)	(105,651)
Net interest income	$111,926	$20,694	$132,620	$345,380	$32,083	$377,463
 _______________

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between August 31, 2012 and August 31, 2011 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in thousands):

	August 31, 2012	November 30, 2011
Student loans held for sale	$—	$714,180
Mortgage loans held for sale, measured at fair value	272,082	—
Loan portfolio:
Credit card loans:
Discover card	47,915,177	46,419,544
Discover business card	209,291	219,081
Total credit card loans	48,124,468	46,638,625
Other loans:
Personal loans	3,114,408	2,648,051
Private student loans	2,752,715	2,069,001
Other	26,829	16,690
Total other loans	5,893,952	4,733,742
PCI student loans(1)	4,867,010	5,250,388
Total loan portfolio	58,885,430	56,622,755
Total loan receivables	59,157,512	57,336,935
Allowance for loan losses	(1,687,664)	(2,205,196)
Net loan receivables	$57,469,848	$55,131,739
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
The allowance for loan loss was $1.7 billion at August 31, 2012 which reflects a $518 million reserve release over the amount of the allowance for loan loss at November 30, 2011. The reserve release was driven by favorability in the credit performance of the receivable portfolio and a continuation of a declining trend in net charge-offs.

The provision for loan loss is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan loss at the balance sheet date. The reduction in reserve requirements as described above led to a decrease in the provision for loan losses of $182 million, or 26%, as compared to the nine months ended August 31, 2011. For the three months ended August 31, 2012, the provision increased by $27 million, or 27%, as compared to the third quarter 2011 due to lower reserve releases over the comparative periods offset in part by lower net charge-offs in the current quarter.

At August 31, 2012, the level of the allowance related to total other loans increased by $30 million as compared to November 30, 2011. The increase attributable to the personal loan portfolio was driven by growth in the portfolio as the reserve for these loans is consistent as a percent of the related outstanding loan balance. The increase attributable to the student loan portfolio was driven both by the seasoning of the portfolio and by a higher percentage of the loans that came into repayment. "Seasoning" refers to the maturing of a loan portfolio as, in general, loans do not begin to show signs of credit deterioration or default until they have been in repayment for some period of time. For student loans, payments are not required while the borrower is still in school, therefore this loan portfolio matures at a slower pace.
The following table provides changes in our allowance for loan losses for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2012	2011	2012	2011
Balance at beginning of period	$1,869,253	$2,632,320	$2,205,196	$3,304,118
Additions:
Provision for loan losses	126,288	99,514	510,401	692,763
Deductions:
Charge-offs:
Discover card	(428,935)	(584,534)	(1,400,273)	(2,085,452)
Discover business card	(2,623)	(4,416)	(8,540)	(17,672)
Total credit card loans	(431,558)	(588,950)	(1,408,813)	(2,103,124)
Personal loans	(17,341)	(16,458)	(52,474)	(52,438)
Private student loans	(4,793)	(2,663)	(11,956)	(5,646)
Other	(22)	(411)	(194)	(1,025)
Total other loans	(22,156)	(19,532)	(64,624)	(59,109)
Total charge-offs	(453,714)	(608,482)	(1,473,437)	(2,162,233)
Recoveries:
Discover card	143,590	148,292	439,870	434,141
Discover business card	882	910	2,599	2,735
Total credit card loans	144,472	149,202	442,469	436,876
Personal loans	1,127	458	2,605	1,458
Private student loans	119	45	306	73
Other	119	1	124	3
Total other loans	1,365	504	3,035	1,534
Total recoveries	145,837	149,706	445,504	438,410
Net charge-offs	(307,877)	(458,776)	(1,027,933)	(1,723,823)
Balance at end of period	$1,687,664	$2,273,058	$1,687,664	$2,273,058

The following table presents a breakdown of the allowance for loan losses (dollars in thousands):

	August 31, 2012	November 30, 2011
Discover card	$1,514,678	$2,058,247
Discover business card	7,585	11,914
Total credit card loans	1,522,263	2,070,161
Personal loans	96,356	82,075
Private student loans	68,262	52,740
Other	783	220
Total other loans	165,401	135,035
Total allowance for loan losses	$1,687,664	$2,205,196

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
The following table presents amounts and rates of net charge-offs of key loan portfolio segments (dollars in thousands):

	For the Three Months Ended August 31,				For the Nine Months Ended August 31,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
Credit card loans	$287,086	2.43%	$439,748	3.85%	$966,344	2.76%	$1,666,248	4.93%
Personal loans	$16,214	2.14%	$16,000	2.73%	$49,869	2.32%	$50,980	3.19%
Private student loans (excluding PCI(1))	$4,674	0.73%	$2,618	0.62%	$11,650	0.64%	$5,573	0.49%
 ____________________

(1)
Charge-offs for PCI loans did not result in a charge to earnings during 2012 or 2011 and are therefore excluded from the calculation. See Note 4: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loan receivables decreased 142 basis points and 217 basis points, respectively, for the three and nine months ended August 31, 2012 as compared to the three and nine months ended August 31, 2011. The decrease in net charge-offs for credit card loan receivables was attributable to improvement in both contractual and bankruptcy-related charge-offs, combined with a slightly higher level of recoveries as compared to the same periods in 2011. The net charge-off rate on personal loans decreased 59 basis points and 87 basis points, respectively, for the three and nine months ended August 31, 2012 as compared to the three and nine months ended August 31, 2011. The decrease in the net charge-off rate for personal loan receivables was primarily attributable to an increase in the receivables balance as the amounts charged off were relatively flat for the three and nine months ended August 31, 2012 as compared to the same periods in 2011. As loans have entered repayment, the net charge-off rate on student loans has increased by 11 basis points and 15 basis points for the three and nine months ended August 31, 2012, respectively, as compared to the same periods in 2011.

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
The following table presents the amounts and delinquency rates of key loan portfolio segments that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in thousands):

	August 31, 2012		November 30, 2011
	$	%	$	%
Loans 30 days delinquent or more:
Credit card loans	$870,345	1.81%	$1,116,851	2.39%
Personal loans	$23,179	0.74%	$22,966	0.87%
Private student loans (excluding PCI(1))	$35,190	1.28%	$13,065	0.63%

Loans 90 days delinquent or more:
Credit card loans	$426,997	0.89%	$559,674	1.20%
Personal loans	$6,784	0.22%	$7,362	0.28%
Private student loans (excluding PCI(1))	$5,876	0.21%	$2,992	0.14%

Loans not accruing interest	$187,560	0.35%	$207,138	0.40%

Restructured loans
Credit card loans(2)	$1,117,359	2.32%	$1,216,738	2.61%
Personal loans	$16,395	0.53%	$7,635	0.29%
Private student loans (excluding PCI(1))	$12,503	0.45%	$5,439	0.26%
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

(2)	Restructured loans include $31.8 million and $37.9 million at August 31, 2012 and November 30, 2011, respectively, that are also included in loans over 90 days delinquent or more.
Credit card loan receivables delinquency rates at August 31, 2012 have declined as compared to November 30, 2011 due to continued improvement in customer credit performance, which has resulted in declines in both over 30-day and over 90-day delinquency balances. The decline is also attributable to proactive customer account management.
The rate for over 30-day delinquency balances for personal loans decreased slightly, also due to improvement in customer credit performance. The rate for over 90-day delinquency balances for personal loans was flat at August 31, 2012 as compared to November 30, 2011.
The rate for over 30 and 90-day day delinquency balances (which includes loans not in repayment) increased for private student loans at August 31, 2012 as compared to November 30, 2011 due to a combination of continued seasoning of our loan portfolio along with a higher population of loans coming into repayment. The increase in the delinquency rate was partially offset by overall growth of the loan portfolio.
Loans not accruing interest at August 31, 2012 decreased compared to the prior year primarily as a result of a decrease in the number of bankruptcies. Restructured credit card loans decreased slightly at August 31, 2012 as compared to November 30, 2011, due to continued improvement in customer credit performance. Restructured personal loans and private student loans remained modest at August 31, 2012 as compared to November 30, 2011.

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

Other Income
The following table presents the components of other income for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2012 vs. 2011 increase (decrease)		For the Nine Months Ended August 31,		2012 vs. 2011 increase (decrease)
	2012	2011	$	%	2012	2011	$	%
Discount and interchange revenue(1)	$265,531	$282,889	$(17,358)	(6)%	$795,166	$809,631	$(14,465)	(2)%
Protection products	104,201	107,858	(3,657)	(3)%	310,256	321,527	(11,271)	(4)%
Loan fee income	80,012	84,243	(4,231)	(5)%	241,719	250,596	(8,877)	(4)%
Transaction processing revenue	59,168	43,931	15,237	35%	163,823	131,792	32,031	24%
Merchant fees	4,426	4,110	316	8%	11,654	12,981	(1,327)	(10)%
Gain (loss) on investments	—	(3,614)	3,614	100%	28	(3,622)	3,650	101%
Other income	80,912	32,546	48,366	149%	154,247	135,526	18,721	14%
Total other income	$594,250	$551,963	$42,287	8%	$1,676,893	$1,658,431	$18,462	1%
____________________

(1)
Net of rewards, including Cashback Bonus rewards, of $268 million and $234 million for the three months ended August 31, 2012 and 2011, respectively, and $753 million and $664 million for the nine months ended August 31, 2012 and August 31, 2011, respectively.

Total other income increased $42 million during the three months ended August 31, 2012, as compared to the three months ended August 31, 2011, primarily due to revenue related to the acquisition and integration of the Home Loan Center in the third quarter of 2012 (see Note 2: Business Combinations to our condensed consolidated financial statements). This increase included a net gain on the sale of loans and a net gain on the related interest rate lock commitments. There was also an increase in transaction processing revenue resulting from greater volume, primarily point-of-sale transactions, which have higher margins, on the PULSE network. These increases were partially offset by a decrease in discount and interchange revenue and loan fee income. The decrease in discount and interchange revenue was mainly due to higher rewards expenses which were partially offset by higher revenue based on the increase in sales volume.

Total other income increased $18 million during the nine months ended August 31, 2012, as compared to the nine months ended August 31, 2011, primarily due to the revenue related to the acquisition and integration of the assets of the Home Loan Center in the third quarter of 2012 as well as higher transaction processing revenue, as further discussed above. This increase was partially offset by lower revenue from the SLC transition services agreement. In addition, other income decreased due to the inclusion of the impact of the originally estimated bargain purchase gain of $16 million related to the acquisition of SLC in the first quarter of 2011. Finally, there were slight decreases in discount and interchange revenue, loan fee income and protection product revenue, the latter of which is expected to continue to decline.

Other Expense
The following table represents the components of other expense for the periods presented (dollars in thousands):

	For the Three Months Ended August 31,		2012 vs. 2011 increase (decrease)		For the Nine Months Ended August 31,		2012 vs. 2011 increase (decrease)
	2012	2011	$	%	2012	2011	$	%
Employee compensation and benefits	$274,366	$241,881	$32,485	13%	$770,448	$684,782	$85,666	13%
Marketing and business development	160,534	133,398	27,136	20%	410,975	393,244	17,731	5%
Information processing and communications	68,812	63,547	5,265	8%	210,723	194,852	15,871	8%
Professional fees	107,749	106,042	1,707	2%	317,334	301,122	16,212	5%
Premises and equipment	19,562	18,063	1,499	8%	55,728	53,268	2,460	5%
Other expense	194,884	79,476	115,408	145%	486,194	245,431	240,763	98%
Total other expense	$825,907	$642,407	$183,500	29%	$2,251,402	$1,872,699	$378,703	20%

Total other expense increased for both the three and nine month periods, primarily due to legal expenses associated with the FDIC and CFPB matter. Litigation-related expenses were $96.2 million and $212.0 million for the three and nine months ended August 31, 2012, respectively, compared to $1.9 million and $22.6 million for the same periods in 2011. In addition, there was an increase in compensation costs due to an increase in headcount, which was partially related to the acquisition of the assets of the Home Loan Center. Furthermore, there was an increase in marketing related expenses related to growth initiatives.

Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2012	2011	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.2	3.4	3.2	2.6
Valuation allowance — capital loss	—	—	—	(0.8)
Other	(0.1)	(0.4)	(0.2)	(0.4)
Effective income tax rate	38.1%	38.0%	38.0%	36.4%

Income tax expense decreased $13 million for the three months ended August 31, 2012, as compared to the same period in 2011, as 2011 had slightly higher pretax income. For the nine months ended August 31, 2012, as compared to the same period in 2011, income tax expense increased $119 million as a result of an increase in pretax income. The effective tax rate increased from 38.0% and 36.4% for the three and nine months ended August 31, 2011, respectively, to 38.1% and 38.0% for the three and nine months ended August 31, 2012. The nine months ended August 31, 2011 benefited from the release of the valuation allowance that was previously established on the capital loss generated from the sale of the Goldfish business unit, receiving confirmation of a state’s treatment on a previously uncertain tax position and the settlement on certain state examinations. There were no similar benefits in 2012.

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
At August 31, 2012, we had $27.7 billion of direct-to-consumer deposits and $14.5 billion of brokered deposits. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 21 months. The following table summarizes deposits by contractual maturity as of August 31, 2012 (dollars in thousands):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Indeterminate
Certificates of deposit in amounts less than $100,000(1)	$21,301,782	$2,508,162	$1,805,366	$5,337,910	$11,650,344	$—
Certificates of deposit in amounts of $100,000 to less than $250,000(1)	5,352,917	694,888	656,721	1,176,736	2,824,572	—
Certificates of deposit in amounts of $250,000(1)or greater	1,216,105	164,904	182,743	231,420	637,038	—
Savings deposits, including money market deposit accounts(2)	14,304,228	—	—	—	—	14,304,228
Total interest-bearing deposits	$42,175,032	$3,367,954	$2,644,830	$6,746,066	$15,111,954	$14,304,228
 ____________________

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

(2)	Represents demand deposits with no contractual maturity.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. Our excess spread previously included the amount of certain principal collections available to be reallocated from Series 2009-SD, which enhanced securities of both DCMT and DCENT. Series 2009-SD matured on January 17, 2012, and as prescribed in amendments to the governing documents which became effective in January 2010, the size of the Class D (2009-1) note was increased. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of August 31, 2012, the three-month rolling average excess spread was 13.41%.

Another feature of our securitization structure, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which, in limited circumstances, excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 5: Credit Card and Student Loan Securitization Activities to our consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spreads at August 31, 2012.
At August 31, 2012, we had $14.8 billion of outstanding public asset-backed securities, $0.3 billion of outstanding private asset-backed securitizations and $4.8 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries at August 31, 2012 (dollars in thousands):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings—owed to credit card securitization investors	$15,075,044	$5,178,839	$6,247,183	$1,650,000	$1,999,022
At August 31, 2012, we had capacity to issue up to $2.6 billion in triple-A rated asset-backed securities from DCENT without the issuance of additional Class B or Class C notes as subordination. The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Pursuant to amendments to GAAP related to transfers of financial assets, effective for us on December 1, 2009, certain transfers of assets to special purpose entities (including Discover Bank’s transfers of assets to the DCMT) no longer qualify for sale accounting treatment. However, on September 27, 2010, the FDIC approved a final rule that preserves the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 1, 2009. Other legislative and regulatory developments, namely the proposed SEC Regulation AB II (including the SEC's July 2011 reproposal of certain of its provisions), the August 2011 SEC advance notice of proposed rulemaking regarding the rule exempting securitization entities from being regarded as "investment companies" under the Investment Company Act of 1940, the securitization and rating agency provisions of the Reform Act and the rules promulgated or proposed thereunder, including proposed rules requiring us to retain risk in our securitization on an unhedged basis, may, however, impact our ability and/or desire to issue asset-backed securities in the future.

Other Long-Term Borrowings—Student Loans. At August 31, 2012, we had $2.4 billion of remaining principal balance outstanding on securitized debt assumed as part of the SLC acquisition. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time. During the first quarter of 2012, we sold our remaining federal student loans that had been classified as held for sale as of November 30, 2011. As part of the sale, the associated funding was assumed by the buyer.

Corporate and Bank Debt. At August 31, 2012, we had $800 million in principal amount of senior unsecured notes outstanding and Discover Bank had $1.2 billion in principal amount of subordinated notes outstanding. During the second quarter, we completed a private exchange offer, resulting in the exchange of $321.5 million outstanding aggregate principal amount of 10.25% Senior Notes due 2019 for the same aggregate principal amount of new 5.20% Senior Notes due 2022 and a cash premium. At August 31, 2012, our senior unsecured notes are comprised of a $400 million issuance due in June 2017, a $78.5 million issuance due in July 2019 and a $321.5 million issuance due in April 2022. The senior unsecured notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. Discover Bank’s subordinated notes are comprised of one $700 million issuance due in November 2019 and a $500 million issuance due in April 2020. For more information, see Note 7: Borrowings to our condensed consolidated financial statements.

Short-Term Borrowings. We primarily access short-term borrowings through the Federal Funds market or through repurchase agreements. At August 31, 2012, there were no outstanding Federal Funds or repurchase agreements. Beginning in June 2012, we also began utilizing a $300 million warehouse line of credit as another form of short-term borrowings. This line of credit was established for the sole purpose of funding consumer residential loans as part of the addition of residential mortgage lending to our direct banking business. The warehouse line of credit had an outstanding balance of $250.1 million as of August 31, 2012. The weighted-average interest rate on short-term borrowings was 1.13% and 1.04% for the three and nine months ended August 31, 2012. At November 30, 2011, the short-term borrowing balance was $50 million. The weighted-average interest rate on short term borrowings was 0.06% and 0.11% for the three and nine months ended August 31, 2011, respectively.
The maximum daily balance for the three and nine months ended August 31, 2012 and August 31, 2011 is shown in the table below (dollars in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2012	2011	2012	2011
Overnight Federal Funds purchased	$—	$265,000	$135,000	$265,000
Overnight repurchase agreements	$—	$—	$—	$48,188
Warehouse Line of Credit	$250,139	$—	$250,139	$—

Additional Funding Sources
Private Asset-Backed Securitizations. We have access to committed undrawn capacity through privately placed asset-backed securitizations to support the funding of our credit card loan receivables. Under these arrangements, we had used $250 million of capacity and had undrawn capacity of $7.3 billion at August 31, 2012. On September 27, 2012, DCENT issued $500 million of asset-backed securities through a private conduit provider, reducing our undrawn capacity to $6.8 billion.
Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of August 31, 2012, Discover Bank had $9.8 billion of available capacity through the discount window based on the amount of assets pledged. We have no borrowings outstanding under the discount window.

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
We also have agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank’s debt to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, it had posted $4.0 million of collateral with its counterparties at August 31, 2012. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, it would be required to post additional collateral, which, as of August 31, 2012, would have been $112.1 million.

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
At August 31, 2012, our liquidity portfolio was comprised of cash and cash equivalents and high quality, liquid investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we have the ability to raise cash by utilizing repurchase agreements and pledging certain of these investments to access the secured funding markets. The level of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
At August 31, 2012, our liquidity portfolio and undrawn credit facilities were $29 billion, which was $2.8 billion higher than the balance at November 30, 2011, as an increase in cash and cash equivalents to ensure adequate coverage for forward-looking maturities was partially offset by our December 2011 cancellation of our credit facility. During the three and nine months ended August 31, 2012, the average balance of our liquidity portfolio was $12.5 billion and $11.6 billion, respectively.

	August 31, 2012	November 30, 2011
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$5,816	$2,440
Investment securities(2)	6,268	6,108
Total liquidity portfolio	12,084	8,548
Undrawn credit facilities(3)
Private asset-backed securitizations(4)	7,250	6,750
Federal Reserve discount window(5)	9,662	8,407
Unsecured committed credit facility	—	2,445
Total undrawn credit facilities	16,912	17,602
Total liquidity portfolio and undrawn credit facilities	$28,996	$26,150
____________________

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	At August 31, 2012, investment securities excludes $110 million of residential mortgage-backed securities that have been traded, but for which settlement did not occur until the fourth quarter.

(3)	See "—Funding Sources—Additional Funding Sources" for additional information.

(4)	On September 27, 2012, DCENT issued $500 million of asset-backed securities through a private conduit provider, reducing our undrawn capacity to $6,750 million.

(5)	Excludes $159 million and $276 million of investments accounted for in the liquidity portfolio that were pledged to the Federal Reserve as of August 31, 2012 and November 30, 2011, respectively.

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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At August 31, 2012, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
At August 31, 2012, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under Basel I.
Current or future regulatory initiatives may require us to hold more capital in the future. In June 2012, the Federal Reserve, FDIC and OCC proposed rules to implement the provisions of the Basel III regulatory capital reforms that would be applicable to us and Discover Bank. The proposed rules include new minimum and “well-capitalized” risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. In December 2011, the Federal Reserve issued proposed rules to implement heightened prudential standards for large bank holding companies, including us, as required by the Reform Act, including risk-based capital and leverage standards that will work in concert with the Basel III rules. In November 2011, the Federal Reserve issued a final rule requiring the submission of annual capital plans to the Federal Reserve for its review and non-objection. On March 13, 2012, we received non-objection from the Federal Reserve with respect to our proposed capital actions through March 31, 2013. For more information regarding these regulatory initiatives, see “ - Regulatory Environment and Developments” in this report and in our annual report on Form 10-K for the year ended November 30, 2011.
In the first quarter of 2012, we increased our quarterly common stock dividend from $.06 per share to $.10 per share and maintained a $.10 per share dividend for each of the second and third quarters of 2012. In addition, on March 13, 2012, our board of directors approved a share repurchase program authorizing the repurchase of up to $2 billion of our outstanding shares of common stock. The program expires on March 22, 2014, and may be terminated at any time. This share repurchase program replaces the prior $1 billion program that had $575 million of remaining authorization. In the third quarter of 2012, we repurchased approximately ten million shares of our outstanding common stock for $350 million, reducing our number of shares outstanding by 1.9%. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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

Certain Off-Balance Sheet Arrangements

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

Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at August 31, 2012, which include deposits, borrowings, operating and capital lease obligations, interest payments on fixed rate debt, purchase obligations and other long-term liabilities, were $64.1 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended November 30, 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”

We extend credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At August 31, 2012, our unused commitments were $162.3 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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

Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At August 31, 2012, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at August 31, 2012, we estimate that net interest income over the following 12-month period would increase by approximately $40 million, or 1%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2011, we estimated that net interest income over the following 12-month period would increase by approximately $49 million, or 1%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further.

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

Changes in Internal Control over Financial Reporting
On June 6, 2012, through our Discover Home Loans, Inc. subsidiary, we acquired substantially all of the operating and related assets of Home Loan Center, Inc., a subsidiary of Tree.com, Inc. During the third quarter, we extended our oversight and monitoring processes that support our internal control over financial reporting to include the assets we acquired. There have been no other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of legal proceedings, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended November 30, 2011 or our quarterly report on Form 10-Q for the quarter ended May 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the three months ended August 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
June 1- 30, 2012
Repurchase program (1)	2,463,524	$32.35	2,463,524	$1,473,337,902
Employee transactions (2)	17,654	$33.27	N/A	N/A
July 1 - 31, 2012
Repurchase program (1)	3,654,352	$34.80	3,654,352	$1,346,183,170
Employee transactions (2)	2,843	$34.86	N/A	N/A
August 1 - 31, 2012
Repurchase program (1)	3,849,328	$37.11	3,849,328	$1,203,337,919
Employee transactions (2)	51,658	$35.75	N/A	N/A

Total
Repurchase program (1)	9,967,204	$35.08	9,967,204	$1,203,337,919
Employee transactions (2)	72,155	$35.11	N/A	N/A
____________________
(1) On March 13, 2012, our board of directors approved a share repurchase program authorizing the repurchase of up to $2 billion of our outstanding shares of common stock. This program expires on March 22, 2014 and may be terminated at any time.
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

Discover Financial Services (Registrant)

By:	/s/ R. Mark Graf
R. Mark Graf Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Date: October 3, 2012

Exhibit Index

Exhibit Number	Description

12.1	Statement regarding computation of ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.