Form 10-Q
period 2013-03-31
Discover Financial Services
filed 2013-04-30
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 26, 2013, there were 490,424,845 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013

Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover®, PULSE®, Cashback Bonus®, Discover Cashback CheckingSM, Discover® More® Card, Discover itTM, Discover® MotivaSM Card, Discover® Open Road® Card, Discover® Network and Diners Club International®. All other trademarks, trade names and service marks included in this quarterly report on Form 10-Q are the property of their respective owners.

Part I.    FINANCIAL INFORMATION
Item 1.         Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	March 31, 2013	December 31, 2012	November 30, 2012
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$8,067	$2,584	$3,926
Restricted cash	482	290	2,344
Investment securities:
Available-for-sale (amortized cost of $5,098, $6,031 and $6,015 at March 31, 2013, December 31, 2012 and November 30, 2012, respectively)	5,196	6,145	6,133
Held-to-maturity (fair value of $76, $89 and $90 at March 31, 2013, December 31, 2012 and November 30, 2012, respectively)	74	87	88
Total investment securities	5,270	6,232	6,221
Loan receivables:
Mortgage loans held for sale, measured at fair value	311	355	322
Loan portfolio:
Credit card	48,655	51,135	49,642
Other	6,857	6,406	6,309
Purchased credit-impaired loans	4,561	4,702	4,744
Total loan portfolio	60,073	62,243	60,695
Total loan receivables	60,384	62,598	61,017
Allowance for loan losses	(1,634)	(1,788)	(1,725)
Net loan receivables	58,750	60,810	59,292
Premises and equipment, net	572	538	534
Goodwill	286	286	286
Intangible assets, net	187	189	190
Other assets	2,525	2,562	2,490
Total assets	$76,139	$73,491	$75,283
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$42,255	$42,077	$42,034
Non-interest bearing deposit accounts	139	136	121
Total deposits	42,394	42,213	42,155
Short-term borrowings	290	327	284
Long-term borrowings	19,230	17,666	19,729
Accrued expenses and other liabilities	3,926	3,412	3,337
Total liabilities	65,840	63,618	65,505
Commitments, contingencies and guarantees (Notes 9, 12, and 13)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 554,855,707, 553,350,975 and 553,049,298 shares issued at March 31, 2013, December 31, 2012 and November 30, 2012, respectively	6	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued or outstanding and aggregate liquidation preference of $575 at March 31, 2013, December 31, 2012 and November 30, 2012, respectively	560	560	560
Additional paid-in capital	3,632	3,598	3,593
Retained earnings	8,136	7,472	7,373
Accumulated other comprehensive loss	(84)	(72)	(75)
Treasury stock, at cost; 62,008,845, 55,489,104 and 55,177,937 shares at March 31, 2013, December 31, 2012 and November 30, 2012, respectively	(1,951)	(1,690)	(1,678)
Total stockholders’ equity	10,299	9,873	9,778
Total liabilities and stockholders’ equity	$76,139	$73,491	$75,283
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

	March 31, 2013	December 31, 2012	November 30, 2012
	(unaudited) (dollars in millions)
Assets
Restricted cash	$474	$280	$2,337
Credit card loan receivables	32,630	34,782	33,764
Purchased credit-impaired loans	2,461	2,539	2,563
Allowance for loan losses allocated to securitized loan receivables	(988)	(1,110)	(1,069)
Other assets	31	29	30
Liabilities
Long-term borrowings	$16,744	$15,933	$17,995
Accrued interest payable	11	11	13

See Notes to Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended March 31,		For the One Month Ended December 31,
	2013	2012	2012
	(unaudited) (dollars in millions, except per share amounts)
Interest income:
Credit card loans	$1,451	$1,414	$510
Other loans	234	205	78
Investment securities	20	18	7
Other interest income	3	4	—
Total interest income	1,708	1,641	595
Interest expense:
Deposits	186	224	65
Short-term borrowings	1	—	—
Long-term borrowings	111	125	38
Total interest expense	298	349	103
Net interest income	1,410	1,292	492
Provision for loan losses	159	84	178
Net interest income after provision for loan losses	1,251	1,208	314
Other income:
Discount and interchange revenue, net	263	240	82
Protection products revenue	88	103	33
Loan fee income	81	81	29
Transaction processing revenue	53	49	18
Gain on investments	3	—	2
Gain on origination and sale of mortgage loans	51	—	17
Other income	43	38	19
Total other income	582	511	200
Other expense:
Employee compensation and benefits	290	246	87
Marketing and business development	169	128	51
Information processing and communications	78	72	25
Professional fees	104	104	34
Premises and equipment	19	18	8
Other expense	93	104	35
Total other expense	753	672	240
Income before income tax expense	1,080	1,047	274
Income tax expense	407	397	104
Net income	$673	$650	$170
Net income allocated to common stockholders	$659	$644	$168
Basic earnings per share	$1.33	$1.22	$0.34
Diluted earnings per share	$1.33	$1.21	$0.34
Dividends declared per share	$—	$0.10	$0.14

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended March 31,		For the One Month Ended December 31,
	2013	2012	2012
	(unaudited) (dollars in millions)
Net income	$673	$650	$170
Other comprehensive (loss) income, net of taxes
Unrealized loss on securities available for sale, net of tax	(11)	(8)	(3)
Unrealized loss on cash flow hedges, net of tax	(1)	(2)	—
Unrealized pension and post-retirement plan gain, net of tax	—	1	6
Other comprehensive (loss) income	(12)	(9)	3
Comprehensive income	$661	$641	$173

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2011	—	$—	549,958	$5	$3,515	$5,351	$(49)	$(464)	$8,358
Net income	—	—	—	—	—	650	—	—	650
Other comprehensive loss	—	—	—	—	—	—	(9)	—	(9)
Purchases of treasury stock (1)	—	—	—	—	(250)	—	—	(20)	(270)
Common stock issued under employee benefit plans	—	—	15	—	—	—	—	—	—
Common stock issued and stock-based compensation expense	—	—	2,069	—	25	—	—	—	25
Dividends declared—common stock	—	—	—	—	—	(51)	—	—	(51)
Balance at March 31, 2012	—	$—	552,042	$5	$3,290	$5,950	$(58)	$(484)	$8,703

Balance at November 30, 2012	575	$560	553,049	$5	$3,593	$7,373	$(75)	$(1,678)	$9,778
Net income	—	—	—	—	—	170	—	—	170
Other comprehensive income	—	—	—	—	—	—	3	—	3
Purchases of treasury stock	—	—	—	—	—	—	—	(12)	(12)
Common stock issued and stock-based compensation expense	—	—	302	—	5	—	—	—	5
Dividends declared—common and Series B preferred stock	—	—	—	—	—	(71)	—	—	(71)
Balance at December 31, 2012	575	$560	553,351	$5	$3,598	$7,472	$(72)	$(1,690)	$9,873
Net income	—	—	—	—	—	673	—	—	673
Other comprehensive loss	—	—	—	—	—	—	(12)	—	(12)
Purchases of treasury stock	—	—	—	—	—	—	—	(261)	(261)
Common stock issued under employee benefit plans	—	—	15	—	1	—	—	—	1
Common stock issued and stock-based compensation expense	—	—	1,490	1	33	—	—	—	34
Dividends declared — Series B preferred stock	—	—	—	—	—	(9)	—	—	(9)
Balance at March 31, 2013	575	$560	554,856	$6	$3,632	$8,136	$(84)	$(1,951)	$10,299

(1)
During first quarter 2012, the Company executed an accelerated share repurchase agreement with an unaffiliated financial institution to purchase $250 million of outstanding shares of common stock. This transaction was not settled as of March 31, 2012 and was therefore reported as a reduction of additional paid-in capital.

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,		For the One Month Ended December 31,
	2013	2012	2012
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$673	$650	$170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	159	84	178
Deferred income taxes	121	108	(12)
Depreciation and amortization on premises and equipment	25	23	9
Amortization of deferred revenues	(48)	(50)	(16)
Other depreciation and amortization	43	38	15
Accretion of accretable yield on acquired loans	(70)	(77)	(24)
Gain on investments	(3)	—	(2)
Loss on equity method and other investments	4	2	1
(Gain) loss on origination and sale of loans	(51)	1	(17)
Stock-based compensation expense	17	10	3
Proceeds from sale of mortgage loans originated for sale	1,249	—	378
Net principal disbursed on mortgage loans originated for sale	(1,156)	—	(392)
Changes in assets and liabilities:
Increase in other assets	(88)	(16)	(68)
Increase (decrease) in accrued expenses and other liabilities	617	(68)	(1)
Net cash provided by operating activities	1,492	705	222
Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	1,015	440	112
Purchases of available-for-sale investment securities	(90)	(679)	(132)
Maturities of held-to-maturity investment securities	13	2	1
Proceeds from sale of student loans held for sale	—	268	—
Net principal disbursed on loans originated for investment	2,102	2,005	(1,599)
Purchases of loan receivables	(133)	(211)	(27)
Purchases of other investments	(31)	(8)	(4)
Proceeds from sale of other investments	—	—	17
(Increase) decrease in restricted cash	(192)	(483)	2,054
Purchases of premises and equipment	(59)	(31)	(13)
Net cash provided by investing activities	2,625	1,303	409
Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(37)	—	43
Proceeds from issuance of securitized debt	1,700	999	—
Maturities and repayment of securitized debt	(899)	(108)	(2,066)
Proceeds from issuance of other long-term borrowings	750	—	—
Repayment of long-term borrowings and bank notes	—	(5)	—
Proceeds from issuance of common stock	5	10	2
Purchases of treasury stock	(261)	(270)	(12)
Net increase in deposits	187	970	65
Dividends paid on common and preferred stock	(79)	(53)	(5)
Net cash provided by (used for) financing activities	1,366	1,543	(1,973)
Net increase (decrease) in cash and cash equivalents	5,483	3,551	(1,342)
Cash and cash equivalents, at beginning of period	2,584	2,335	3,926
Cash and cash equivalents, at end of period	$8,067	$5,886	$2,584
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$231	$303	$81
Income taxes, net of income tax refunds	$113	$378	$(1)
Non-cash investing and financing transactions:
Assumption of debt by buyer related to loans sold	$—	$425	$—

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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
The Company’s business segments are Direct Banking and Payment Services. The Direct Banking segment includes consumer banking and lending products which includes Discover card-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including private student loans, personal loans, home loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on its loan products. The Payment Services segment includes PULSE, Diners Club and the Company’s network partners business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue from Diners Club.
Change in Fiscal Year End. On December 3, 2012, the Company's board of directors approved a change in the Company’s fiscal year end from November 30 to December 31 of each year. This fiscal year change was effective January 1, 2013. As a result of the change, the Company had a one month transition period in December 2012. The unaudited results for the one month ended December 31, 2012 and 2011 are included in this report. The audited results for the one month ended December 31, 2012 and the unaudited results for the one month ended December 31, 2011 will be included in the Company’s annual report on Form 10-K for the year ending December 31, 2013. For further information regarding the one month as of and ended December 31, 2012 and the one month as of and ended December 31, 2011, see Note 17: Transition Period Financial Information herein. In addition, the results for the quarter ended March 31, 2013 are compared with the results of the quarter ended March 31, 2012, which have been recast on a calendar basis due to the change in the Company’s fiscal year.
As a result of the fiscal year change, the quarterly dividend declaration dates were also changed to coincide with the calendar year reporting periods. As a result, a dividend was declared during the one month ended December 31, 2012 and no dividend was declared during the three months ended March 31, 2013.
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments which are necessary for a fair presentation of the results for the quarter. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2012 audited consolidated financial statements filed with the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2012. Beginning with the 2012 Form 10-K, the Company began reporting all dollar amounts in millions. In certain circumstances, this change in rounding resulted in prior year disclosures being removed.
Recently Issued Accounting Pronouncements. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the consolidated statements of income if the amount being reclassified is required to be reclassified in its entirety to net income. For amounts that are not required to be reclassified to net income in their entirety in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The new reporting requirements do not change the way in which net income or comprehensive income is derived. The new standard applies to both interim and annual financial statements and is effective for the Company beginning with this filing. Because this amendment impacted disclosures only, the adoption of this ASU had no effect on the Company's financial condition, results of operations or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 applies to long-lived intangible assets, other than goodwill, that are not subject to amortization on the basis that they have indefinite useful lives. This standard is intended to simplify impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the new standard, a company will not be required to calculate the fair value of the intangible asset unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that asset is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative impairment test that exists under current GAAP must be completed; otherwise, the asset is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment of the asset). The amended impairment guidance does not affect the manner in which fair value is determined. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company's non-amortizable intangibles consist of $155 million in acquired trade names and other assets associated with Diners Club. Because this standard impacts the impairment analysis only, it will have no effect on the Company's financial condition, results of operations or cash flows.
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The Company has master netting arrangements pertaining to collateral posting requirements with its interest rate swap counterparties, as more fully discussed in Note 15: Derivatives and Hedging Activities. Additional details about these positions and how they are reported will be disclosed. This ASU is effective for the Company with this filing. Because this amendment impacted disclosures only, the adoption of this ASU had no effect on the Company's financial condition, results of operations or cash flows.

2.    Business Combinations
Acquisition of the net assets of Home Loan Center, Inc. On June 6, 2012, through its Discover Home Loans, Inc. subsidiary, the Company acquired substantially all of the operating and related assets and certain liabilities of Home Loan Center, Inc. ("Home Loan Center"), a subsidiary of Tree.com, Inc., adding a residential mortgage lending component to the Company's direct banking business. In exchange for the net assets acquired, the Company paid an aggregate of $49 million, including payments made prior to the closing that were applied to the closing price. A portion of such amount is being held in escrow pending Home Loan Center's ability to discharge certain contingent liabilities related to loans previously sold to secondary market investors. These contingent liabilities were not assumed by the Company. An additional $10 million of purchase price will be due from the Company on the first anniversary of the closing, subject to certain conditions being satisfied. Since the acquisition date, the results of operations and cash flows of Home Loan Center have been included in the Company's consolidated results of operations and cash flows.

3. Investments
The Company’s investment securities consist of the following (dollars in millions):

	March 31, 2013	December 31, 2012	November 30, 2012
U.S. Treasury securities	$2,082	$2,460	$2,463
U.S. government agency securities	1,704	2,233	2,237
States and political subdivisions of states	24	34	34
Other securities:
Credit card asset-backed securities of other issuers	108	151	159
Corporate debt securities (1)	—	—	75
Residential mortgage-backed securities - Agency (2)	1,352	1,354	1,253
Total other securities	1,460	1,505	1,487
Total investment securities	$5,270	$6,232	$6,221

(1)	Amount represents corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2013
Available-for-Sale Investment Securities (1)
U.S. Treasury securities	$2,039	$42	$—	$2,081
U.S. government agency securities	1,663	41	—	1,704
Credit card asset-backed securities of other issuers	107	1	—	108
Residential mortgage-backed securities - Agency	1,289	14	—	1,303
Total available-for-sale investment securities	$5,098	$98	$—	$5,196
Held-to-Maturity Investment Securities (2)
U.S. Treasury securities (3)	$1	$—	$—	$1
States and political subdivisions of states	24	—	—	24
Residential mortgage-backed securities - Agency (4)	49	2	—	51
Total held-to-maturity investment securities	$74	$2	$—	$76

At December 31, 2012
Available-for-Sale Investment Securities (1)
U.S. Treasury securities	$2,413	$46	$—	$2,459
U.S. government agency securities	2,187	46	—	2,233
Credit card asset-backed securities of other issuers	149	2	—	151
Residential mortgage-backed securities - Agency	1,282	20	—	1,302
Total available-for-sale investment securities	$6,031	$114	$—	$6,145
Held-to-Maturity Investment Securities (2)
U.S. Treasury securities (3)	$1	$—	$—	$1
States and political subdivisions of states	34	—	—	34
Residential mortgage-backed securities - Agency (4)	52	2	—	54
Total held-to-maturity investment securities	$87	$2	$—	$89

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At November 30, 2012
Available-for-Sale Investment Securities (1)
U.S. Treasury securities	$2,414	$48	$—	$2,462
U.S. government agency securities	2,189	48	—	2,237
Credit card asset-backed securities of other issuers	157	2	—	159
Corporate debt securities	75	—	—	75
Residential mortgage-backed securities - Agency	1,180	20	—	1,200
Total available-for-sale investment securities	$6,015	$118	$—	$6,133
Held-to-Maturity Investment Securities (2)
U.S. Treasury securities (3)	$1	$—	$—	$1
States and political subdivisions of states	34	—	—	34
Residential mortgage-backed securities - Agency (4)	53	2	—	55
Total held-to-maturity investment securities	$88	$2	$—	$90

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
During the three months ended March 31, 2013 and 2012 and the one month ended December 31, 2012, the Company received $309 million, $442 million, and $113 million, respectively, of proceeds related to maturities, redemptions, or liquidation of investment securities. For the three months ended March 31, 2013, these proceeds primarily resulted from $100 million maturities of U.S. government agency securities, $82 million maturities of residential mortgage-backed securities, and $75 million maturities of U.S. Treasury securities. For the three months ended March 31, 2012, these proceeds primarily resulted from $200 million maturities of U.S. Treasury securities, $140 million maturities of U.S. government agency securities, and $75 million maturities of corporate debt securities. For the one month ended December 31, 2012, $75 million of these proceeds related to maturities of corporate debt securities.
The Company records gains and losses on investment securities in other income when investments are sold or liquidated, when the Company believes an investment is other than temporarily impaired prior to the disposal of the investment, or in certain other circumstances. Proceeds from the sales of available-for-sale investment securities, which were comprised of U.S. Treasury securities and U.S. government agency securities, were $719 million during the three months ended March 31, 2013. The Company recognized gains on investments of $3 million which were recorded entirely in earnings. These gains were driven primarily by gains on sales of available-for-sale investment securities of $2 million which were calculated using the specific identification method. There were no gains or losses related to sales of investment securities during the three months ended March 31, 2012 or during the one month ended December 31, 2012. There were no gains or losses related to other than temporary impairments during the three months ended March 31, 2013, 2012 or during the one month ended December 31, 2012.
The Company records unrealized gains and losses on its available-for-sale investment securities in other comprehensive income. For the three months ended March 31, 2013 and 2012 and the one month ended December 31, 2012, the Company recorded net unrealized losses of $16 million, $12 million, and $5 million ($11 million, $8 million, and $3 million after tax), respectively, in other comprehensive income.

Maturities of available-for-sale debt securities and held-to-maturity debt securities at March 31, 2013 are provided in the table below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale—Amortized Cost (1)
U.S. Treasury securities	$197	$1,842	$—	$—	$2,039
U.S. government agency securities	120	1,543	—	—	1,663
Credit card asset-backed securities of other issuers	107	—	—	—	107
Residential mortgage-backed securities - Agency	—	—	377	912	1,289
Total available-for-sale investment securities	$424	$3,385	$377	$912	$5,098
Held-to-maturity—Amortized Cost (2)
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	1	1	—	22	24
Residential mortgage-backed securities - Agency(3)	—	—	—	49	49
Total held-to-maturity investment securities	$2	$1	$—	$71	$74
Available-for-sale—Fair Values (1)
U.S. Treasury securities	$198	$1,883	$—	$—	$2,081
U.S. government agency securities	120	1,584	—	—	1,704
Credit card asset-backed securities of other issuers	108	—	—	—	108
Residential mortgage-backed securities - Agency	—	—	381	922	1,303
Total available-for-sale investment securities	$426	$3,467	$381	$922	$5,196
Held-to-maturity—Fair Values (2)
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	1	1	—	22	24
Residential mortgage-backed securities - Agency(3)	—	—	—	51	51
Total held-to-maturity investment securities	$2	$1	$—	$73	$76

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
Other Investments. As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting, and are recorded within other assets, and the related commitment for future investments is recorded in other liabilities within the statement of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statement of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of March 31, 2013, December 31, 2012 and November 30, 2012, the Company had outstanding investments of $262 million, $259 million, and $235 million respectively, in these entities, and the related contingent liability was $65 million, $79 million, and $59 million respectively.

4.	Loan Receivables
The Company has three portfolio segments: credit card loans, other loans and PCI student loans acquired in The Student Loan Corporation ("SLC") transaction and in a separate portfolio acquisition. Within these portfolio segments, the Company has classes of receivables which are depicted in the table below (dollars in millions):

	March 31, 2013	December 31, 2012	November 30, 2012
Mortgage loans held for sale (1)	$311	$355	$322
Loan portfolio:
Credit card loans:
Discover card (2)	48,451	50,929	49,436
Discover business card	204	206	206
Total credit card loans	48,655	51,135	49,642
Other loans:
Personal loans	3,395	3,296	3,272
Private student loans	3,426	3,072	3,000
Other	36	38	37
Total other loans	6,857	6,406	6,309
PCI student loans (3)	4,561	4,702	4,744
Total loan portfolio	60,073	62,243	60,695
Total loan receivables	60,384	62,598	61,017
Allowance for loan losses	(1,634)	(1,788)	(1,725)
Net loan receivables	$58,750	$60,810	$59,292

(1)	Substantially all mortgage loans held for sale are pledged as collateral against the warehouse line of credit used to fund consumer residential loans.

(2)
Amounts include $19.5 billion, $18.8 billion and $21.0 billion underlying investors’ interest in trust debt at March 31, 2013, December 31, 2012 and November 30, 2012, respectively, and $13.1 billion, $16.0 billion and $12.7 billion in seller's interest at March 31, 2013, December 31, 2012 and November 30, 2012, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for further information.

(3)
Amounts include $2.5 billion, $2.5 billion and $2.6 billion of loans pledged as collateral against the notes issued from the SLC securitization trusts at March 31, 2013, December 31, 2012 and November 30, 2012, respectively. See Note 5: Credit Card and Student Loan Securitization Activities. Of the remaining $2.1 billion, $2.2 billion and $2.1 billion at March 31, 2013, December 31, 2012 and November 30, 2012, respectively, that were not pledged as collateral, approximately $18 million, $17 million and $16 million represent loans eligible for reimbursement through an indemnification claim. Discover Bank must purchase such loans from the trust before a claim may be filed.

Credit Quality Indicators. The Company regularly reviews its collection experience (including delinquencies and net charge-offs) in determining its allowance for loan losses. Credit card and closed-end consumer loan receivables are placed on nonaccrual status upon receipt of notification of the bankruptcy or death of a customer or suspected fraudulent activity on an account. Upon completion of the fraud investigation, credit card and closed-end consumer loan receivables may resume accruing interest.
Information related to the delinquencies and net charge-offs in the Company’s loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “Purchased Credit-Impaired Loans” (dollars in millions):

Delinquent and Non-Accruing Loans:
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At March 31, 2013
Credit card loans:
Discover card (2)	$418	$440	$858	$388	$188
Discover business card	2	2	4	2	1
Total credit card loans	420	442	862	390	189
Other loans:
Personal loans (3)	19	7	26	7	5
Private student loans (excluding PCI) (4)	32	19	51	14	5
Other	—	1	1	—	1
Total other loans (excluding PCI)	51	27	78	21	11
Total loan receivables (excluding PCI)	471	469	940	411	200

At December 31, 2012
Credit card loans:
Discover card (2)	$455	$458	$913	$407	$183
Discover business card	2	2	4	2	1
Total credit card loans	457	460	917	409	184
Other loans:
Personal loans (3)	18	8	26	7	4
Private student loans (excluding PCI) (4)	28	9	37	7	2
Other	—	1	1	—	2
Total other loans (excluding PCI)	46	18	64	14	8
Total loan receivables (excluding PCI)	503	478	981	423	192

At November 30, 2012
Credit card loans:
Discover card (2)	$472	$449	$921	$398	$189
Discover business card	2	2	4	2	1
Total credit card loans	474	451	925	400	190
Other loans:
Personal loans (3)	17	8	25	7	4
Private student loans (excluding PCI) (4)	24	8	32	6	2
Other	—	1	1	—	2
Total other loans (excluding PCI)	41	17	58	13	8
Total loan receivables (excluding PCI)	515	468	983	413	198

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of these credit card loans was $8 million, $8 million and $3 million for the three months ended March 31, 2013 and 2012 and the one month ended December 31, 2012, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent rates.

(2)
Consumer credit card loans that are 90 or more days delinquent and accruing interest include $50 million, $52 million and $55 million of loans accounted for as troubled debt restructurings at March 31, 2013, December 31, 2012 and November 30, 2012, respectively.

(3)
Personal loans that are 90 or more days delinquent and accruing interest include $1 million, $2 million and $1 million of loans accounted for as troubled debt restructurings at March 31, 2013, December 31, 2012 and November 30, 2012.

(4)
Private student loans that are 90 or more days delinquent and accruing interest include $2 million, $2 million and $2 million of loans accounted for as troubled debt restructurings at March 31, 2013, December 31, 2012 and November 30, 2012.

Net Charge-offs. The Company's net charge-offs include the principal amount of losses charged off less principal recoveries and exclude charged-off interest and fees, recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest income and loan fee income, respectively, which is effectively a reclassification of the loan loss provision, while fraud losses are recorded in other expense. Credit card loan receivables are charged off at the end of the month during which an account becomes 180 days contractually past due. Closed-end consumer loan receivables are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Generally, customer bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day or 120-day contractual time frame.

Net Charge-Offs:
	For the Three Months Ended March 31,				For the One Month Ended December 31,
	2013		2012		2012
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans:
Discover card	$286	2.36%	$336	2.91%	$106	2.48%
Discover business card	1	2.66%	2	3.94%	—	2.08%
Total credit card loans	287	2.36%	338	2.92%	106	2.47%
Other loans:
Personal loans	19	2.30%	17	2.56%	7	2.52%
Private student loans (excluding PCI)	7	0.82%	3	0.48%	2	0.81%
Total other loans (excluding PCI)	26	1.49%	20	1.52%	9	1.61%
Net charge-offs as a percentage of total loans (excluding PCI)	$313	2.25%	$358	2.77%	$115	2.37%
Net charge-offs as a percentage of total loans (including PCI)	$313	2.08%	$358	2.52%	$115	2.19%

As part of credit risk management activities, on an ongoing basis the Company reviews information related to the performance of a customer’s account with the Company as well as information from credit bureaus, such as a FICO or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed monthly or quarterly thereafter to assist in predicting customer behavior. Historically, the Company has noted that a significant proportion of delinquent accounts have FICO scores below 660. The following table provides the most recent FICO scores available for the Company’s customers as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
At March 31, 2013
Discover card	82%	18%
Discover business card	91%	9%
Personal loans	97%	3%
Private student loans (excluding PCI) (1)	95%	5%

At December 31, 2012
Discover card	83%	17%
Discover business card	91%	9%
Personal loans	97%	3%
Private student loans (excluding PCI) (1)	95%	5%

At November 30, 2012
Discover card	82%	18%
Discover business card	91%	9%
Personal loans	97%	3%
Private student loans (excluding PCI) (1)	95%	5%

(1)	PCI loans are discussed under the heading "Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At March 31, 2013, December 31, 2012 and November 30, 2012, there were $148 million, $183 million and $142 million of loans in forbearance, respectively. In addition, at March 31, 2013, December 31, 2012 and November 30, 2012, there were 2.8%, 3.4% and 2.6% of private student loans in forbearance as a percentage of student loans in repayment and forbearance. At December 31, 2012, the dollar amount of loans in forbearance and loans in forbearance as a percentage of private student loans in repayment and forbearance were higher due to administrative forbearances that were offered to certain customers impacted by Hurricane Sandy.
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
The following tables provide changes in the Company’s allowance for loan losses for the three months ended March 31, 2013 and 2012 and the one month ended December 31, 2012, respectively (dollars in millions):

	For the Three Months Ended March 31, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	127	17	15	—	159
Deductions:
Charge-offs	(422)	(20)	(7)	—	(449)
Recoveries	135	1	—	—	136
Net charge-offs	(287)	(19)	(7)	—	(313)
Balance at end of period	$1,453	$97	$83	$1	$1,634

	For the Three Months Ended March 31, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$2,101	$85	$59	$—	$2,245
Additions:
Provision for loan losses	59	23	2	—	84
Deductions:
Charge-offs	(490)	(18)	(3)	—	(511)
Recoveries	152	1	—	—	153
Net charge-offs	(338)	(17)	(3)	—	(358)
Balance at end of period	$1,822	$91	$58	$—	$1,971

	For the One Month Ended December 31, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,554	$97	$73	$1	$1,725
Additions:
Provision for loan losses	165	9	4	—	178
Deductions:
Charge-offs	(146)	(8)	(2)	—	(156)
Recoveries	40	1	—	—	41
Net charge-offs	(106)	(7)	(2)	—	(115)
Balance at end of period	$1,613	$99	$75	$1	$1,788

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended March 31,		For the One Month Ended December 31,
	2013	2012	2012
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$77	$99	$26
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$16	$19	$5

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio (which excludes loans held for sale) by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans	Other Loans	Total
At March 31, 2013
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,266	$93	$78	$1	$1,438
Evaluated for impairment in accordance with ASC 310-10-35 (1)	187	4	5	—	196
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	—	—	—
Total allowance for loan losses	$1,453	$97	$83	$1	$1,634
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$47,409	$3,372	$3,407	$36	$54,224
Evaluated for impairment in accordance with ASC 310-10-35 (1)	1,246	23	19	—	1,288
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	4,561	—	4,561
Total recorded investment	$48,655	$3,395	$7,987	$36	$60,073

At December 31, 2012
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,433	$95	$71	$1	$1,600
Evaluated for impairment in accordance with ASC 310-10-35 (1)	180	4	4	—	188
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	—	—	—
Total allowance for loan losses	$1,613	$99	$75	$1	$1,788
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$49,826	$3,275	$3,056	$38	$56,195
Evaluated for impairment in accordance with ASC 310-10-35 (1)	1,309	21	16	—	1,346
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	4,702	—	4,702
Total recorded investment	$51,135	$3,296	$7,774	$38	$62,243

	Credit Card	Personal Loans	Student Loans	Other Loans	Total
At November 30, 2012
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,373	$93	$69	$1	$1,536
Evaluated for impairment in accordance with ASC 310-10-35 (1)	181	4	4	—	189
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	—	—	—
Total allowance for loan losses	$1,554	$97	$73	$1	$1,725
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$48,310	$3,251	$2,985	$37	$54,583
Evaluated for impairment in accordance with ASC 310-10-35 (1)	1,332	21	15	—	1,368
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	4,744	—	4,744
Total recorded investment	$49,642	$3,272	$7,744	$37	$60,695

(1)
Represents loans collectively evaluated for impairment in accordance with ASC 310-40, Receivables, which consists of modified loans accounted for as troubled debt restructurings. The unpaid principal balance of credit card loans was $1.1 billion, $1.1 billion and $1.1 billion at March 31, 2013, December 31, 2012 and November 30, 2012, respectively. The unpaid principal balance of personal loans was $23 million, $21 million and $21 million at March 31, 2013, December 31, 2012 and November 30, 2012, respectively. The unpaid principal balance of student loans was $18 million, $15 million and $14 million at March 31, 2013, December 31, 2012 and November 30, 2012, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

Impaired Loans and Troubled Debt Restructurings. Permanent and certain temporary modification programs for credit card loans as well as loans that defaulted or graduated from modification programs, certain grants of student loan forbearance and certain modifications to personal loans as well as those that defaulted or graduated from modification programs are considered troubled debt restructurings and are accounted for in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. Generally, loans included in a loan modification program are considered to be individually impaired and are accounted for as troubled debt restructurings. The Company has both internal and external loan modification programs that provide relief to credit card and personal loan borrowers who are experiencing financial hardship. The internal loan modification programs include both temporary and permanent programs.
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
To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer forbearance periods of up to 12 months over the life of the loan. The Company does not anticipate significant shortfalls in the contractual amount due for borrowers using a first forbearance period as the historical performance of these borrowers is not significantly different from the overall portfolio. However, when a delinquent borrower is granted a second forbearance period, the forbearance is considered a troubled debt restructuring.
For our personal loan customers, we offer two temporary programs which normally consist of a reduction of the minimum payment for a period of no longer than 12 months with a final balloon payment required at the end of the loan term. In addition, the temporary APR reduction program also provides an interest rate reduction for up to 12 months. The permanent programs involve changing the terms of the loan in order to pay off the outstanding balance over the new term for a period no longer than 4 years. The total term, including both the original and renegotiated terms, generally does not exceed 9 years. We offer another permanent program which modifies the interest rate along with the term of the loan. The Company also allows loan modifications for personal loan customers who request financial assistance through external sources, similar to our credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans modified through temporary and permanent internal programs are accounted for as troubled debt restructurings.
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

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended March 31, 2013
Credit card loans
Modified credit card loans (3)	$279	$13	$1
Internal programs	$490	$3	$17
External programs	$507	$10	$3
Personal loans (4)	$22	$1	N/A
Student loans (4)	$18	$—	N/A

For the Three Months Ended March 31, 2012
Credit card loans
Modified credit card loans (3)	$274	$12	$1
Internal programs	$570	$4	$18
External programs	$631	$14	$2
Personal loans (4)	$12	$—	N/A
Student loans (4)	$7	$—	N/A

For the One Month Ended December 31, 2012
Credit card loans
Modified credit card loans (3)	$281	$4	$—
Internal programs	$509	$1	$6
External programs	$530	$4	$1
Personal loans (4)	$21	$—	N/A
Student loans (4)	$16	$—	N/A

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

(3)
This balance is considered impaired, but is excluded from the internal and external program amounts reflected in this table. Represents credit card loans that were modified in troubled debt restructurings, but that have subsequently reverted back to the loans' pre-modification payment terms either due to noncompliance with the terms of the modification or successful completion of a temporary modification program.

(4)
For personal loan customers in modification programs, gross interest income that would have been recorded with original terms is not significant for accounts in which there was an APR reduction. Student loan customers who have been granted a forbearance are not given interest rate reductions.

In order to evaluate the primary financial effects which resulted from loans entering into a loan modification program during the three months ended March 31, 2013 and 2012 and the one month ended December 31, 2012, the Company quantified the amount by which interest and fees were reduced during the period. During the three months ended March 31, 2013 and 2012 and the one month ended December 31, 2012, the Company forgave approximately $11 million, $12 million and $3 million, respectively, of interest and fees as a result of accounts entering into a loan modification program.
The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended March 31,				For the One Month Ended December 31,
	2013		2012		2012
	Number of Accounts	Balances	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	10,402	$66	15,150	$106	3,078	$19
External programs	9,531	$52	10,950	$63	2,614	$14
Personal loans	443	$6	424	$5	120	$2
Student loans	172	$4	113	$2	60	$2

The following table presents the carrying value of loans that experienced a payment default during the three months ended March 31, 2013 and 2012 and the one month ended December 31, 2012 that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended March 31,				For the One Month Ended December 31,
	2013		2012		2012
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card (1)(2)(3):
Internal programs	2,880	$18	4,381	$30	945	$6
External programs	2,251	$10	2,781	$13	722	$3
Personal loans (2)	24	$—	35	$—	22	$—
Student loans (4)	135	$3	101	$2	42	$1

(1)	The outstanding balance upon default is the loan balance at the end of the month prior to default.

(2)	A customer defaults from a modification program after two consecutive missed payments.

(3)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked.

(4)	Student loan defaults have been defined as 60 or more days delinquent.
Of the account balances that defaulted as shown above for the three months ended March 31, 2013, approximately 45% of the total balances charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the three months ended March 31, 2012, approximately 42% of the total balances charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the one month ended December 31, 2012, approximately 39% of the total balances charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and that have not subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "- Allowance for Loan Losses."
Purchased Credit-Impaired Loans. Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional private student loan portfolio acquired from Citibank, comprise the Company’s only PCI loans at March 31, 2013, December 31, 2012 and November 30,

2012. Total PCI student loans had an outstanding balance of $5.0 billion, $5.2 billion and $5.2 billion, including accrued interest, and a related carrying amount of $4.6 billion, $4.7 billion and $4.7 billion as of March 31, 2013, December 31, 2012 and November 30, 2012, respectively.
Certain PCI student loans in one of the three SLC securitization trusts are covered by an indemnification agreement with Citibank for credit losses. The indemnified loans are presented along with all other PCI student loans and the related indemnification asset is recognized as a separate asset on the Company’s condensed consolidated statement of financial condition.
The following table provides changes in accretable yield for the acquired loans for the three months ended March 31, 2013 and 2012 and the one month ended December 31, 2012 (dollars in millions):

	For the Three Months Ended March 31,		For the One Month Ended December 31,
	2013	2012	2012
Balance at beginning of period	$2,072	$2,554	$2,096
Accretion into interest income	(70)	(77)	(24)
Other changes in expected cash flows	19	(86)	—
Balance at end of period	$2,021	$2,391	$2,072

During each reporting period, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments, and certain other assumptions that affect cash flows. While there were no changes to overall credit loss assumptions during the periods presented, changes to other cash flow expectations resulted in the changes to accretable yield reflected in the table above. These amounts will be recognized prospectively as an adjustment to yield over the remaining life of the pools.
At March 31, 2013, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.18% and 0.80%, respectively. At December 31, 2012, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.68% and 0.86%, respectively. At November 30, 2012, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.86% and 0.86%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 1.43%, 1.31% and 1.53% for the three months ended March 31, 2013 and 2012 and the one month ended December 31, 2012, respectively.
Mortgage loans held for sale. The Company originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States. Mortgage loans are funded through a warehouse line of credit and are recorded at fair value. Changes in the fair value of mortgage loans are recorded through other income prior to the sale of the loans to investors. The gain or loss on the sale of loans is recognized on the date the loans are sold and is based on the difference between the sale proceeds received and the carrying value of the loans, adjusted for the impact of the related hedges (see Note 15: Derivatives and Hedging Activities for further discussion of the mortgage loan related hedging activities). The Company sells its loans on a servicing released basis in which the Company gives up the right to service the loans.

The following table provides a summary of the initial unpaid principal balance of mortgage loans sold by type of loan(1) (dollars in millions):

	For the Three Months Ended March 31,		For the One Month Ended December 31,
	2013		2012
	Amount	%	Amount	%
Conforming (2)	$665	55.51%	$218	60.06%
FHA (3)	533	44.49%	145	39.94%
Total	$1,198	100.00%	$363	100.00%

(1)	There were no comparable balances to report for the three months ended March 31, 2012 as the acquisition of Home Loan Center assets did not close until June 6, 2012.

(2)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(3)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The loan amount must be within certain limits.
The following table represents the loans held for sale by type of loan (dollars in millions):

	March 31, 2013		December 31, 2012		November 30, 2012
	Amount	%	Amount	%	Amount	%
Conforming (1)	$179	57.56%	$177	49.86%	$178	55.28%
FHA (2)	132	42.44%	178	50.14%	144	44.72%
Total	$311	100.00%	$355	100.00%	$322	100.00%

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The loan amount must be within certain limits.

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

	March 31, 2013	December 31, 2012	November 30, 2012
Cash collateral accounts	$84	$93	$148
Collections and interest funding accounts	291	91	2,111
Restricted cash	375	184	2,259
Investors’ interests held by third-party investors	14,676	13,768	15,818
Investors’ interests held by wholly owned subsidiaries of Discover Bank	4,844	5,038	5,209
Seller’s interest	13,110	15,976	12,737
Loan receivables (1)	32,630	34,782	33,764
Allowance for loan losses allocated to securitized loan receivables (1)	(988)	(1,110)	(1,069)
Net loan receivables	31,642	33,672	32,695
Other	31	29	30
Carrying value of assets of consolidated variable interest entities	$32,048	$33,885	$34,984

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
The Company is required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest requirement. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those certificated interests held by the Company). If the level of receivables in the trust was to fall below the required minimum, the Company would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Sellers' interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. We retain significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCMT and DCENT.

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
In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of March 31, 2013, no economic or other early amortization events have occurred.
The tables below provide information concerning investors’ interests and related excess spreads at March 31, 2013 (dollars in millions):

	Investors’ Interests (1)	# of Series Outstanding
Discover Card Master Trust I	$1,310	3
Discover Card Execution Note Trust (DiscoverSeries notes)	18,210	37
Total investors’ interests	$19,520	40

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread (1)
Group excess spread percentage	12.97%
DiscoverSeries excess spread percentage	12.92%

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
Currently there are three trusts from which securities were issued to investors. Principal payments on the long-term secured borrowings are made as cash is collected on the underlying loans that are used as collateral on the secured borrowings. The Company does not have access to cash collected by the securitization trusts until cash is released in accordance with the trust indenture agreements and, for certain securitizations, no cash will be released to the Company until all outstanding trust borrowings have been repaid. Similar to the credit card securitizations, the Company continues to own and service the accounts that generate the student loan receivables held by the trusts and receives servicing fees from the trusts based on either a percentage of the principal balance outstanding or a flat fee per borrower. Although the servicing fee income offsets the fee expense related to the trusts, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights.
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

The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	March 31, 2013	December 31, 2012	November 30, 2012
Restricted cash	$99	$96	$78
Student loan receivables	2,461	2,539	2,563
Carrying value of assets of consolidated variable interest entities	$2,560	$2,635	$2,641

6.	Deposits
The Company offers its deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts, and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts.
As of March 31, 2013, December 31, 2012 and November 30, 2012, the Company had approximately $28.7 billion, $28.0 billion and $27.9 billion, respectively, of direct-to-consumer deposits and approximately $13.6 billion, $14.1 billion and $14.1 billion, respectively, of brokered deposits.
A summary of interest-bearing deposit accounts is as follows (dollars in millions):

	March 31, 2013	December 31, 2012	November 30, 2012
Certificates of deposit in amounts less than $100,000 (1)	$21,111	$21,070	$21,039
Certificates of deposit from amounts of $100,000 (1) to less than $250,000 (1)	5,613	5,508	5,460
Certificates of deposit in amounts of $250,000 (1) or greater	1,328	1,280	1,276
Savings deposits, including money market deposit accounts	14,203	14,219	14,259
Total interest-bearing deposits	$42,255	$42,077	$42,034
Average annual interest rate	1.73%	1.74%	1.94%

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
At March 31, 2013, certificates of deposit maturing over the remainder of 2013, over each of the next four years, and thereafter were as follows (dollars in millions):

Year	Amount
2013	$10,662
2014	$7,495
2015	$4,280
2016	$2,206
2017	$1,879
Thereafter	$1,530

7.	Long-Term Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in millions):

	March 31, 2013		December 31, 2012
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Securitized Debt
Fixed rate asset-backed securities
Principal value (including discount of $1)	$5,449	2.51%	$4,549	2.87%	Various fixed rates	Various June 2013— July 2019
Fair value adjustment (1)	6		6
Book value	5,455		4,555
Floating rate asset-backed securities	8,476	0.47%	8,468	0.50%	1-month LIBOR(2) + 8 to 58 basis points	Various May 2013— February 2018
Floating rate asset-backed securities and other borrowings	750	0.62%	750	0.64%	Commercial Paper rate +30 to 70 basis points	April 2013— March 2014
Total Discover Card Master Trust I and Discover Card Execution Note Trust	14,681		13,773
Floating rate asset-backed securities (including discount of $161)	1,150	0.52%	1,199	0.56%	3-month LIBOR(2) + 12 to 45 basis points	Various January 2019— July 2036(3)
Floating rate asset-backed securities (including discount of $3)	503	4.25%	528	4.25%	Prime rate +100 basis points	June 2031(3)
Floating rate asset-backed securities (including premium of $2)	120	4.00%	126	4.00%	Prime rate + 75 basis points	July 2042(3)
Floating rate asset-backed securities (including premium of $4)	290	3.70%	307	3.71%	1-month LIBOR(2) + 350 basis points	July 2042(3)
Total SLC Private Student Loan Trusts	2,063		2,160
Total Long-Term Borrowings—owed to securitization investors	16,744		15,933
Discover Financial Services (Parent Company)
Fixed rate senior notes due 2017
Principal value	400	6.45%	400	6.45%	Fixed	June 2017
Fair value adjustment (1)	20		21
Book value	420		421
Fixed rate senior notes due 2019	78	10.25%	78	10.25%	Fixed	July 2019
Fixed rate senior notes due 2022 (including discount of $109)	213	5.20%	211	5.20%	Fixed	April 2022
Fixed rate senior notes due 2022 (including discount of $174)	326	3.85%	324	3.85%	Fixed	November 2022
Discover Bank
Senior bank notes due 2018	750	2.00%	—	—%	Fixed	February 2018
Subordinated bank notes due 2019	200	8.70%	200	8.70%	Fixed	November 2019
Subordinated bank notes due 2020 (including discount of $2)	498	7.00%	497	7.00%	Fixed	April 2020
Capital lease obligations	1	4.51%	2	4.51%	Fixed	April 2016
Total long-term borrowings	$19,230		$17,666

	November 30, 2012
	Outstanding	Interest Rate
Securitized Debt
Fixed rate asset-backed securities
Principal value	$4,549	2.87%
Fair value adjustment (1)	7
Book value	4,556
Floating rate asset-backed securities	9,268	0.49%
Floating rate asset-backed securities	1,250	0.73%
Floating rate asset-backed securities and other borrowings	750	0.63%
Total Discover Card Master Trust I and Discover Card Execution Note Trust	15,824
Floating rate asset-backed securities	1,195	0.56%
Floating rate asset-backed securities	536	4.25%
Floating rate asset-backed securities	128	4.00%
Floating rate asset-backed securities	312	3.71%
Total SLC Private Student Loan Trusts	2,171
Total Long-Term Borrowings—owed to securitization investors	17,995
Discover Financial Services (Parent Company)
Fixed rate senior notes due 2017
Principal value	400	6.45%
Fair value adjustment (1)	23
Book value	423
Fixed rate senior notes due 2019	78	10.25%
Fixed rate senior notes due 2022	211	5.20%
Fixed rate senior notes due 2022	323	3.85%
Discover Bank
Subordinated bank notes due 2019	200	8.70%
Subordinated bank notes due 2020	497	7.00%
Capital lease obligations	2	4.51%
Total long-term borrowings	$19,729

(1)	The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in LIBOR. See Note 15: Derivatives and Hedging Activities.

(2)	London Interbank Offered Rate (“LIBOR”).

(3)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

Maturities. Long-term borrowings had the following maturities at March 31, 2013 (dollars in millions):

Year	Amount
Due in 2013	$2,337
Due in 2014	4,290
Due in 2015	3,306
Due in 2016	1,300
Due in 2017	2,069
Thereafter	5,928
Total	$19,230

In the fourth quarter 2012, the Company completed a private exchange offer, resulting in the exchange of $500 million outstanding aggregate principal amount of 8.70% Subordinated Notes due 2019 issued by Discover Bank for the same aggregate principal amount of new 3.85% Senior Notes due 2022 issued by Discover Financial Services and a cash premium paid of $176 million. The exchange was accounted for as a debt modification and not as an extinguishment. The entire outstanding aggregate principal amount of these notes was subsequently exchanged for substantially identical notes that were registered under the Securities Act of 1933. During the three months ended March 31, 2013 and the one month ended December 31, 2012, respectively, $3 million and $1 million of the premium paid was amortized and included in interest expense on the condensed consolidated statement of income.
During second quarter 2012, the Company completed a private exchange offer, resulting in the exchange of $322 million outstanding aggregate principal amount of 10.25% Senior Notes due 2019 for the same aggregate principal amount of new 5.20% Senior Notes due 2022 and a cash premium paid of $115 million. On April 27, 2012, the Company issued $308 million aggregate principal amount and, on May 8, 2012, the Company issued $14 million aggregate principal amount, respectively, of the 5.20% Senior Notes due 2022. The exchange was accounted for as a debt modification and not as an extinguishment. Approximately $318 million of these notes were subsequently exchanged for substantially identical notes that were registered under the Securities Act of 1933. During the three months ended March 31, 2013 and the one month ended December 31, 2012, respectively, $2 million and $1 million of the premium paid was amortized and included in interest expense on the condensed consolidated statement of income.
The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of March 31, 2013, the total commitment of secured credit facilities through private providers was $7.5 billion, of which $750 million had been used and was included in long-term borrowings at March 31, 2013. Access to the unused portions of the secured credit facilities is dependent upon the agreement with each of the providers which have various expirations in 2014, 2015 and 2016. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in millions):

	Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax	Gain (Loss) on Cash Flow Hedges, Net of Tax	Pension and Post Retirement Plan Gain (Loss), Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$60	$7	$(116)	$(49)
Net unrealized losses on investment securities, net of tax benefit of $4 (1)	(8)	—	—	(8)
Unrealized losses on cash flow hedges, net of tax benefit of $1 (2)	—	(2)	—	(2)
Unrealized pension and postretirement plan gain, net of tax expense (3)	—	—	1	1
Balance at March 31, 2012	$52	$5	$(115)	$(58)

Balance at November 30, 2012	$74	$3	$(152)	$(75)
Net unrealized losses on investment securities, net of tax benefit of $2 (1)	(3)	—	—	(3)
Unrealized pension and postretirement plan gain, net of tax expense of $4 (3)	—	—	6	6
Balance at December 31, 2012	71	3	(146)	(72)
Other comprehensive income before reclassifications (1)(2)(3)(4)	(10)	—	—	(10)
Amounts reclassified from accumulated other comprehensive income (5)	(1)	(1)	—	(2)
Balance at March 31, 2013	$60	$2	$(146)	$(84)

(1)	Represents the difference between the fair value and amortized cost of available-for-sale investment securities.

(2)	Represents unrealized gains (losses) related to effective portion of cash flow hedges.

(3)	Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation.

(4)	Unrealized losses on available-for-sale investments are net of tax benefit of $5 million for the three months ended March 31, 2013.

(5)
Amounts reclassified out of accumulated other comprehensive income include unrealized gains of $1 million (net of tax expense of $1 million) on the sale of available-for-sale investments and unrealized gains of $1 million (net of tax expense of $1 million) on cash flow hedges recorded in other income and interest income, respectively, in the condensed consolidated statement of income.

9.	Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Three Months Ended March 31,		For the One Month Ended December 31,
	2013	2012	2012
Current:
U.S. federal	$247	$249	$101
U.S. state and local	38	39	15
International	1	1	—
Total	286	289	116
Deferred:
U.S. federal	111	100	(11)
U.S. state and local	10	8	(1)
Total	121	108	(12)
Income tax expense	$407	$397	$104

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended March 31,		For the One Month Ended December 31,
	2013	2012	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.3	3.3	3.2
Other	(0.6)	(0.4)	(0.1)
Effective income tax rate	37.7%	37.9%	38.1%

The Company is subject to examination by the Internal Revenue Service ("IRS") and the tax authorities in various states. The tax years under examination vary by jurisdiction. The Company is pursuing an administrative appeal of the IRS’s proposed assessment for the years 1999 through 2005, when Discover was a subsidiary of Morgan Stanley. With respect to the issues still pending on appeal for the years 1999 through 2005, the ultimate outcome remains uncertain. It is reasonably possible that a settlement of the IRS appeal and certain state audits may be made within 12 months of the reporting date. At this time, the Company believes it is reasonably possible that a reduction in the amount of unrecognized tax benefits of $109 million could be recognized as a result of such settlements.

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

10.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended March 31,		For the One Month Ended December 31,
	2013	2012	2012
Numerator:
Net income	$673	$650	$170
Preferred stock dividends	(9)	—	—
Net income available to common stockholders	664	650	170
Income allocated to participating securities	(5)	(6)	(2)
Net income allocated to common stockholders	$659	$644	$168
Denominator:
Weighted average shares of common stock outstanding	496	530	498
Effect of dilutive common stock equivalents	1	1	1
Weighted average shares of common stock outstanding and common stock equivalents	497	531	499
Basic earnings per share	$1.33	$1.22	$0.34
Diluted earnings per share	$1.33	$1.21	$0.34

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three months ended March 31, 2013 and 2012 or the one month ended December 31, 2012.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of March 31, 2013, the Company and the Bank met all capital adequacy requirements to which they were subject. Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of March 31, 2013, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.
The following table shows the actual capital amounts and ratios of the Company and the Bank as of March 31, 2013, December 31, 2012 and November 30, 2012 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total capital (to risk-weighted assets)
Discover Financial Services	$11,411	17.9%	$5,088	≥8.0%	$6,360	≥10.0%
Discover Bank	$9,926	15.8%	$5,013	≥8.0%	$6,266	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$9,909	15.6%	$2,544	≥4.0%	$3,816	≥6.0%
Discover Bank	$8,435	13.5%	$2,507	≥4.0%	$3,760	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$9,909	13.4%	$2,963	≥4.0%	$3,704	≥5.0%
Discover Bank	$8,435	11.6%	$2,922	≥4.0%	$3,652	≥5.0%

December 31, 2012
Total capital (to risk-weighted assets)
Discover Financial Services	$10,998	16.8%	$5,242	≥8.0%	$6,552	≥10.0%
Discover Bank	$9,615	14.9%	$5,172	≥8.0%	$6,465	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$9,470	14.5%	$2,621	≥4.0%	$3,931	≥6.0%
Discover Bank	$8,097	12.5%	$2,586	≥4.0%	$3,879	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$9,470	12.7%	$2,987	≥4.0%	$3,734	≥5.0%
Discover Bank	$8,097	11.0%	$2,936	≥4.0%	$3,670	≥5.0%

November 30, 2012
Total capital (to risk-weighted assets)
Discover Financial Services	$10,899	16.8%	$5,204	≥8.0%	$6,505	≥10.0%
Discover Bank	$9,455	14.7%	$5,136	≥8.0%	$6,420	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$9,377	14.4%	$2,602	≥4.0%	$3,903	≥6.0%
Discover Bank	$7,944	12.4%	$2,568	≥4.0%	$3,852	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$9,377	12.6%	$2,984	≥4.0%	$3,730	≥5.0%
Discover Bank	$7,944	10.9%	$2,928	≥4.0%	$3,660	≥5.0%

12.	Commitments, Contingencies and Guarantees
Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2022. At March 31, 2013, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in millions):

	Capitalized Leases	Operating Leases
2013	$—	$11
2014	1	14
2015	—	9
2016	—	9
2017	—	8
Thereafter	—	11
Total minimum lease payments	$1	$62
Less: Amount representing interest	—
Present value of net minimum lease payments	$1

Unused commitments to extend credit. At March 31, 2013, the Company had unused commitments to extend credit for loans of approximately $163.7 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
Commitments to purchase private student loans. On December 31, 2010, Discover Bank entered into an agreement with Citibank to purchase any private student loans originated subsequent to the contract date including a premium equal to 0.125%. The agreement expired on December 31, 2012. Although no loans were purchased by Discover Bank subsequent December 31, 2012, Discover Bank is obligated to disburse funds for previously purchased loans. As of March 31, 2013, Discover Bank had an outstanding commitment to disburse $4 million for loans purchased prior to December 31, 2012. For the loans purchased under the agreement, the Company has limited involvement with respect to the underwriting and setting credit terms. The underwriting standards for these loans are based on Citibank's credit policy, and those standards are not substantially different than the Company's own underwriting criteria. Based on this and by virtue of the fact that the loans are newly originated at the time that the Company acquires them, the loans are not considered purchased credit-impaired.
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

Mortgage Loans Representations and Warranties. The Company sells loans it originates to investors on a servicing released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company is required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At March 31, 2013, this amount was not material and was included in other income on the condensed consolidated statements of income and in accrued expenses and other liabilities on the condensed consolidated statements of financial condition.
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

March 31, 2013
Diners Club:
Merchant guarantee (in millions)	$242
PULSE:
ATM guarantee (in millions)	$1

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of March 31, 2013, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million subject to annual adjustment based on actual transaction experience. However, as of March 31, 2013, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.
Merchant Chargeback Guarantees. The Company issues and permits third parties to issue payment cards and owns and operates the Discover Network. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution) or after expiration of the time period for chargebacks in the applicable agreement, the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three months ended March 31, 2013, 2012 or for the one month ended December 31, 2012.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended March 31,		For the One Month Ended December 31,
	2013	2012	2012
Aggregate sales transaction volume (1)	$27,228	$26,013	$11,521

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company has not recorded any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of March 31, 2013, December 31, 2012 and November 30, 2012. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts, and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition (dollars in millions):

	March 31, 2013	December 31, 2012	November 30, 2012
Settlement withholdings and escrow deposits	$25	$25	$23

13.	Litigation and Regulatory Matters
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
The Company has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and the Company’s exposure to, litigation, but there can be no assurance that the Company will continue to be successful in enforcing its arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers, and may cause the Company, to discontinue their use. In addition, bills are periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses, and the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") authorized the Consumer Financial Protection Bureau (the "CFPB") to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. Further, the Company is involved in pending legal actions challenging its arbitration clause.
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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation-related expense of $25 million was recognized for the three months ended March 31, 2012. Litigation expense was not material for the three months ended March 31, 2013 or the one month ended December 31, 2012.
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
The Company’s estimated range above involves significant judgment, given the varying stages of the proceedings, the existence of numerous yet to be resolved issues, the breadth of the claims (often spanning multiple years and, in some cases, a wide range of business activities), unspecified damages and/or the novelty of the legal issues presented. The outcome of pending matters could be material to the Company’s condensed consolidated financial condition, operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s income for such period, and could adversely affect the Company’s reputation.
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
On August 14, 2012, a purported shareholder, James Groen, filed a shareholder derivative action in the U.S. District Court for the Northern District of Illinois (Groen v. Nelms et al.) against the Company’s board of directors, certain current and former officers and directors, and the Company as nominal defendant. On August 27, 2012, a second purported shareholder, the Charter Township of Clinton Police and Fire Retirement System, filed a substantially identical shareholder derivative action in the same court against the same parties (Charter Township of Clinton Police and Fire Retirement System v. Nelms et al.). On September 25, 2012, the actions were consolidated, and on November 8, 2012, the plaintiffs filed a consolidated complaint. The consolidated complaint asserts claims against the board of directors and certain current and former officers and directors for alleged breach of fiduciary duty, corporate waste, and unjust enrichment arising out of the Company’s alleged violations of the law in connection with the marketing and sale of its protection products. The relief sought in the consolidated complaint includes changes to the Company’s corporate governance procedures; unspecified damages, injunctive relief, restitution, and disgorgement from the individual defendants; and attorneys’ fees. On December 21, 2012, the defendants filed a motion to dismiss the complaint. Rather than respond to the defendants' motion to dismiss, on February 19, 2013, the plaintiffs filed an amended consolidated complaint raising the same claims against the same defendants. On April 5, 2013, the defendants filed a motion to dismiss the amended consolidated complaint.
On April 17, 2013, the Attorney General of New Mexico filed a lawsuit against the Company in the First Judicial District Court, County of Santa Fe, New Mexico (New Mexico v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to the Company's marketing and administration of various protection products under New Mexico law. The relief sought in the lawsuit includes an injunction prohibiting the Company from engaging in the alleged violations, civil penalties and costs. The Company will seek to vigorously defend all claims asserted against it in this matter.

14.	Fair Value Disclosures
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820, Fair Value Measurement, provides a three-level hierarchy for classifying financial instruments, which is based on whether the inputs to the valuation techniques used to measure the fair value of each financial instrument are observable or unobservable. It also requires certain disclosures about those measurements. The three level valuation hierarchy is as follows:

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
During the three months ended March 31, 2013, there were no changes to the Company valuation techniques that had, or are expected to have, a material impact on its condensed consolidated financial position or results of operations.
Assets and Liabilities Measured at Fair Value on a Recurring Basis.
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at March 31, 2013
Assets
U.S Treasury securities	$2,081	$—	$—	$2,081
U.S government agency securities	1,704	—	—	1,704
Credit card asset-backed securities of other issuers	—	108	—	108
Residential mortgage-backed securities - Agency	—	1,303	—	1,303
Available-for-sale investment securities	$3,785	$1,411	$—	$5,196
Mortgage loans held for sale	$—	$310	$1	$311
Interest rate lock commitments	$—	$—	$14	$14
Forward delivery contracts	—	1	—	1
Other derivative financial instruments	—	93	—	93
Derivative financial instruments	$—	$94	$14	$108
Liabilities
Forward delivery contracts	$—	$2	$—	$2
Other derivative financial instruments	—	1	—	1
Derivative financial instruments	$—	$3	$—	$3

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2012
Assets
U.S Treasury securities	$2,459	$—	$—	$2,459
U.S government agency securities	2,233	—	—	2,233
Credit card asset-backed securities of other issuers	—	151	—	151
Residential mortgage-backed securities - Agency	—	1,302	—	1,302
Available-for-sale investment securities	$4,692	$1,453	$—	$6,145
Mortgage loans held for sale	$—	$355	$—	$355
Interest rate lock commitments	$—	$—	$12	$12
Forward delivery contracts	—	1	—	1
Other derivative financial instruments	—	98	—	98
Derivative financial instruments	$—	$99	$12	$111
Liabilities
Forward delivery contracts	$—	$2	$—	$2
Other derivative financial instruments	—	1	—	1
Derivative financial instruments	$—	$3	$—	$3

Balance at November 30, 2012
Assets
U.S Treasury securities	$2,462	$—	$—	$2,462
U.S government agency securities	2,237	—	—	2,237
Credit card asset-backed securities of other issuers	—	159	—	159
Corporate debt securities	—	75	—	75
Residential mortgage-backed securities - Agency	—	1,200	—	1,200
Available-for-sale investment securities	$4,699	$1,434	$—	$6,133
Mortgage loans held for sale	$—	$322	$—	$322
Interest rate lock commitments	$—	$—	$15	$15
Forward delivery contracts	—	1	—	1
Other derivative financial instruments	—	116	—	116
Derivative financial instruments	$—	$117	$15	$132
Liabilities
Forward delivery contracts	$—	$4	$—	$4
Other derivative financial instruments	—	1	—	1
Derivative financial instruments	$—	$5	$—	$5

There were no transfers between Levels 1 and 2 within the fair value hierarchy during the three months ended March 31, 2013 and 2012, or the one month ended December 31, 2012.

Available-for-sale investment securities. Investment securities classified as available-for-sale consist of U.S. Treasury and government agency securities, residential mortgage-backed securities, corporate debt and credit card asset-back securities issued by other financial institutions. The fair value estimates of investment securities classified as Level 1, consisting of U.S. Treasury and government agency securities, are determined based on quoted market prices for the same or similar securities. The Company classifies all other available-for-sale investment securities as Level 2, the fair value estimates of which are primarily obtained from pricing services, where fair values are estimated using pricing models based on observable market inputs or recent trades of similar securities. The fair value estimates of mortgage-backed and credit card asset-backed securities are based on the best information available. This data may consist of observed market prices, broker quotes or discounted cash flow models that incorporate assumptions such as benchmark yields, issuer spreads, prepayment speeds, credit ratings and losses, the priority of which may vary based on availability of information. The fair value estimates for corporate debt obligations issued under the Temporary Liquidity Guarantee Program are derived utilizing a spread relative to an underlying benchmark curve which reflects the terms and conditions of specific instruments being valued.
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
At March 31, 2013, amounts reported in credit card asset-backed securities issued by other institutions reflected senior-rated Class A securities having a par value of $101 million and more junior-rated Class B and Class C securities with par values of $6 million and $1 million, respectively. The Class A securities had a weighted-average coupon of 0.46% and a weighted-average remaining maturity of three months; the Class B, 0.40% and ten months, respectively; and the Class C, 0.60% and five months, respectively. The assets underlying these securities are predominantly prime general-purpose credit card loan receivables. Amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $1.2 billion, a weighted-average coupon of 2.84% and a weighted-average remaining maturity of four years.
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

•
Mortgage loans held for sale. Valuations of mortgage loans held for sale are based on the loan amount, note rate, loan program, expected sale date of the loan and, most significantly, investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. Mortgage loans held for sale are classified as Level 2 as the investor pricing tables used to value them are an observable input. Impaired mortgage loans held for sale are classified as Level 3 as loss severity is an unobservable input used in valuation. The Company recognizes interest income separately from changes in fair value.

•
Interest rate lock commitments. IRLCs for loans to be sold to investors using a mandatory or assignment of trade method derive their base value from an underlying loan type with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. IRLCs for loans to be sold to investors on a best-efforts basis derive their base value from the value of the underlying loans using investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, this base value is then adjusted for the anticipated loan funding probability, or pull through rate. The anticipated loan funding probability is an unobservable input based on historical experience, which results in classification of IRLCs as Level 3.

•
Forward delivery contracts. Under the Company's risk management policy, the Company economically hedges the changes in fair value of IRLCs and mortgage loans held for sale caused by changes in interest rates by using TBA MBS and entering into best-efforts forward delivery contracts. These hedging instruments are recorded at fair value with changes in fair value recorded in other income. TBA MBS used to hedge both IRLCs and loans held for sale are valued based primarily on observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, these derivatives are classified as Level 2. Best-efforts forward delivery contracts are valued based on investor pricing tables, which are observable inputs, stratified by product, note rate, and term, adjusted for current market conditions. An anticipated loan funding probability is applied to value best-efforts contracts hedging IRLCs, which results in the classification of these contracts as Level 3. The current base loan price and, for best-efforts contracts hedging IRLCs, the anticipated loan funding probability, are the most significant assumptions affecting the value of the best-efforts contracts. The best-efforts forward delivery contracts hedging loans held for sale are classified as Level 2, so such contracts are transferred from Level 3 to Level 2 at the time the underlying loan is originated. For the purposes of the tables below, we refer to TBA MBS and best-efforts forward delivery contracts as forward delivery contracts.
Other derivative financial instruments. The Company's other derivative financial instruments consist of interest rate swaps and foreign currency forward contracts. The fair value of these instruments is estimated by a third-party valuation service that uses proprietary pricing models, where certain inputs to those models are readily observable market-based inputs, including interest rate curves, option volatility and foreign currency forward and spot rates. In determining fair values, the pricing models use widely accepted valuation techniques which may include discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs. The fair values of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves. The Company considers collateral and legally enforceable master netting agreements that mitigate credit exposure to counterparties in determining the counterparty credit risk valuation adjustment. The fair values of the currency instruments are valued comparing the contracted forward exchange rate pertaining to the specific contract maturities to the current market exchange rate.
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
Assets and liabilities under the fair value option. The Company has elected to account for mortgage loans held for sale at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting. At March 31, 2013, December 31, 2012 and November 30, 2012, the aggregate unpaid principal balance of loans held for sale for which the fair value option had been elected was $299 million, $337 million and $305 million, respectively. At March 31, 2013, December 31, 2012 and November 30, 2012, the same loans had a fair value of $311 million, $355 million and $322 million, respectively. For the three months ended March 31, 2013 and the one month ended December 31, 2012, respectively, $6 million and $1 million of gains from fair value adjustments on mortgage loans held for sale were recorded in other revenue on the condensed consolidated statements of income. There were no loans held for sale accounted for under the fair value option at any time during the three months ended March 31, 2012.

Level 3 Financial Instruments Only
The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)
For the Three Months Ended March 31, 2013
	Balance at December 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total net gains (losses) included in earnings	Purchases	Sales	Settlements	Transfers of IRLCs to closed loans	Balance at March 31, 2013
Interest rate lock commitments	$12	—	—	48	—	—	3	(49)	$14
Mortgage loans held for sale	$—	1	—	—	—	—	—	—	$1

For the One Month Ended December 31, 2012
	Balance at November 30, 2012	Transfers into Level 3	Transfers out of Level 3	Total net gains (losses) included in earnings	Purchases	Sales	Settlements	Transfers of IRLCs to closed loans	Balance at December 31, 2012
Interest rate lock commitments	$15	—	—	17	—	—	1	(21)	$12

Unobservable inputs and sensitivities
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2013 (dollars in millions):

	Fair Value	Valuation Technique	Significant Unobservable Input	Ranges of Inputs
				Low	High
Interest rate lock commitments	$14	Quantitative risk models	Loan funding probability	20%	95%
Mortgage loans held for sale	$1	Market comparables	Loss severity	20%	55%

The anticipated loan funding probability represents the Company's expectation regarding the percentage of IRLCs that will ultimately be funded. Generally, an increase in the anticipated loan funding probability would result in an increase in the magnitude of fair value measurements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three months ended March 31, 2013 and 2012, and the one month ended December 31, 2012, the Company had no impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value, as of March 31, 2013, December 31, 2012 and November 30, 2012 (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at March 31, 2013
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	24	—	24	24
Residential mortgage-backed securities - Agency	—	51	—	51	49
Held-to-maturity investment securities	$1	$75	$—	$76	$74

Cash and cash equivalents	$8,067	$—	$—	$8,067	$8,067
Restricted cash	$482	$—	$—	$482	$482
Net loan receivables (1)	$—	$—	$60,903	$60,903	$58,439
Accrued interest receivables	$—	$505	$—	$505	$505

Liabilities
Deposits	$—	$42,814	$—	$42,814	$42,394
Short-term borrowings	$—	$290	$—	$290	$290
Long-term borrowings - owed to securitization investors	$—	$14,931	$2,310	$17,241	$16,744
Other long-term borrowings	$—	$3,090	$2	$3,092	$2,486
Accrued interest payables	$—	$145	$—	$145	$145

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at December 31, 2012
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	34	—	34	34
Residential mortgage-backed securities - Agency	—	54	—	54	52
Held-to-maturity investment securities	$1	$88	$—	$89	$87

Cash and cash equivalents	$2,584	$—	$—	$2,584	$2,584
Restricted cash	$290	$—	$—	$290	$290
Net loan receivables (1)	$—	$—	$62,619	$62,619	$60,455
Accrued interest receivables	$—	$500	$—	$500	$500

Liabilities
Deposits	$—	$42,671	$—	$42,671	$42,213
Short-term borrowings	$—	$327	$—	$327	$327
Long-term borrowings - owed to securitization investors	$—	$14,033	$2,337	$16,370	$15,933
Other long-term borrowings	$—	$2,332	$2	$2,334	$1,733
Accrued interest payables	$—	$126	$—	$126	$126

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at November 30, 2012
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	34	—	34	34
Residential mortgage-backed securities - Agency	—	55	—	55	53
Held-to-maturity investment securities	$1	$89	$—	$90	$88

Cash and cash equivalents	$3,926	$—	$—	$3,926	$3,926
Restricted cash	$2,344	$—	$—	$2,344	$2,344
Net loan receivables (1)	$—	$—	$61,378	$61,378	$58,970
Accrued interest receivables	$—	$466	$—	$466	$466

Liabilities
Deposits	$—	$42,630	$—	$42,630	$42,155
Short-term borrowings	$—	$284	$—	$284	$284
Long-term borrowings - owed to securitization investors	$—	$16,108	$2,353	$18,461	$17,995
Other long-term borrowings	$—	$2,337	$2	$2,339	$1,734
Accrued interest payables	$—	$128	$—	$128	$128

(1)	Net loan receivables excludes mortgage loans held for sale that are measured at fair value on a recurring basis.

The fair values of these financial assets and liabilities, which are not carried at fair value on the condensed consolidated statements of financial condition, were determined by applying the fair value provisions discussed herein. The use of different assumptions or estimation techniques may have a material effect on these estimated fair value amounts. The following describes the valuation techniques of these financial instruments measured at other than fair value.
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
Other long-term borrowings. Fair values of other long-term borrowings, consisting of subordinated debt and unsecured debt, are determined utilizing current observable market prices for those transactions, and as such are classified as Level 2. A portion of the difference between the carrying value and the fair value of the subordinated debt relates to the cash premiums paid in connection with the second and fourth quarter debt exchanges as discussed in further detail in Note 7: Long-Term Borrowings. Fair values of other long-term borrowing for which there are no observable market transactions, namely capitalized leases, are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar credit risks, remaining maturities and repricing terms. As the significant inputs to these fair value measurements are unobservable, they are classified as Level 3.
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
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at March 31, 2013 will be reclassified to interest income as interest payments are received on certain of the Company's floating rate credit card loan receivables. During the next 12 months, the Company estimates it will reclassify to earnings $2 million of pretax gains related to its derivatives designated as cash flow hedges.
Fair Value Hedges. The Company is exposed to changes in fair value of certain of its fixed rate debt obligations due to changes in interest rates. During the three months ended March 31, 2013, the Company used interest rate swaps to manage its exposure to changes in fair value of certain fixed rate senior notes, securitized debt and interest-bearing brokered deposits attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. The interest rate swaps involve the receipt of fixed rate amounts from the respective counterparties in exchange for the Company making payments of variable rate amounts over the life of the agreements without exchange of the underlying notional amounts. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits relating to the risk being hedged were recorded in interest expense. The changes provided substantial offset to one another. Ineffectiveness related to these fair value hedges was recorded in interest expense. Any basis differences between the fair value and the carrying amount of the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits at the inception of the hedging relationship is amortized and recorded in interest expense.
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

The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the statement of financial condition each is reported as of March 31, 2013, December 31, 2012 and November 30, 2012. See Note 14: Fair Value Disclosures for a description of the valuation methodologies of derivatives (dollars in millions):

	March 31, 2013				December 31, 2012
			Balance Sheet Location			Balance Sheet Location
	Notional Amount	Number of Transactions	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps—cash flow hedge	$1,750	7	$3	$—	$1,750	$5	$—
Interest rate swaps—fair value hedge	$7,956	285	$90	$—	$7,859	$93	$—
Derivatives not designated as hedges:
Foreign exchange forward contracts (1)	$40	7	$—	$—	$40	$—	$—
Interest rate swap	$966	1	$—	$1	$1,027	$—	$1
Forward delivery contracts	$726	635	$1	$2	$774	$1	$2
Interest rate lock commitments	$539	2,625	$14	$—	$414	$12	$—

	November 30, 2012
		Balance Sheet Location
	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps—cash flow hedge	$1,750	$6	$—
Interest rate swaps—fair value hedge	$7,859	$110	$—
Derivatives not designated as hedges:
Foreign exchange forward contracts (1)	$37	$—	$—
Interest rate swap	$1,027	$—	$1
Forward delivery contracts	$557	$1	$4
Interest rate lock commitments	$483	$15	$—

(1)
The foreign exchange forward contracts have notional amounts of EUR 18 million, GBP 10 million and SGD 2 million as of March 31, 2013, EUR 18 million, GBP 9 million and SGD 2 million as of December 31, 2012, and EUR 18 million, GBP 8 million, and SGD 2 million as of November 30, 2012.

The following table summarizes the impact of the derivative instruments on income, and indicates where within the consolidated statements of income such impact is reported for the three months ended March 31, 2013 and 2012 and the one month ended December 31, 2012 (dollars in millions):

		For the Three Months Ended March 31,		For the One Month Ended December 31,
	Location	2013	2012	2012
Derivatives designated as hedges:
Interest rate swaps—cash flow hedges:
Total losses recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$(2)	$(3)	$(1)
Total losses recognized in other comprehensive income		$(2)	$(3)	$(1)
Amount reclassified from other comprehensive income into income	Interest Income	$2	$2	$1
Interest rate swaps—fair value hedges:
Interest expense—ineffectiveness		(8)	(4)	(9)
Interest expense—other		10	6	3
Gain (loss) on interest rate swaps	Interest Expense	2	2	(6)
Interest expense—ineffectiveness		9	5	10
Interest expense—other		(1)	(2)	(1)
Gain on hedged item	Interest Expense	8	3	9
Total gains recognized in income		$12	$7	$4
Derivatives not designated as hedges:
Gain (loss) on forward contracts	Other Income	$2	$(1)	$(1)
Loss on interest rate swaps	Other Income	—	(5)	—
(Loss) gain on forward delivery contracts	Other Income	(1)	—	2
Gain on interest rate lock commitments	Other Income	48	—	17
Total gains (losses) on derivatives not designated as hedges recognized in income		$49	$(6)	$18

Collateral Requirements and Credit-Risk Related Contingency Features. For its fair value and cash flow hedge interest rate swaps, the Company has master netting arrangements and minimum collateral posting thresholds with its counterparties. The Company does not offset any of these positions for financial reporting purposes. Collateral is required by either the Company or the counterparty depending on the net fair value position of all interest rate swaps held with that counterparty. The Company may also be required to post collateral with a counterparty depending on the credit rating it or Discover Bank receives from specified major credit rating agencies. Collateral amounts recorded in the condensed consolidated statement of financial condition are based on the net collateral receivable or payable position for each applicable legal entity's master netting arrangement with each counterparty. Collateral receivable or payable amounts are not offset against the fair value of the interest rate swap, but are recorded separately in other assets or deposits.
As of March 31, 2013, DFS had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of DFS did not meet specified thresholds. At March 31, 2013, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $111 million as of March 31, 2013. The Company had an obligation to return $87 million cash collateral deposited with the Company (net of $4 million referenced above) as of March 31, 2013.
As of March 31, 2013, the Company had interest rate swaps in a net asset position with all of its counterparties, inclusive of accrued interest. If the Company had breached any provisions of the derivative agreements, there would have been no obligation to settle termination values since none of the derivative agreements were in net liability positions as of March 31, 2013.
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
The following table presents segment data for the three months ended March 31, 2013 and 2012 and the one month ended December 31, 2012 (dollars in millions):

For the Three Months Ended	Direct Banking	Payment Services	Total
March 31, 2013
Interest income
Credit card	$1,451	$—	$1,451
Private student loans	58	—	58
PCI student loans	70	—	70
Personal loans	103	—	103
Other	26	—	26
Total interest income	1,708	—	1,708
Interest expense	298	—	298
Net interest income	1,410	—	1,410
Provision for loan losses	159	—	159
Other income	495	87	582
Other expense	713	40	753
Income before income tax expense	$1,033	$47	$1,080

For the Three Months Ended	Direct Banking	Payment Services	Total
March 31, 2012
Interest income
Credit card	$1,414	$—	$1,414
Private student loans	43	—	43
PCI student loans	77	—	77
Personal loans	84	—	84
Other	23	—	23
Total interest income	1,641	—	1,641
Interest expense	349	—	349
Net interest income	1,292	—	1,292
Provision for loan losses	84	—	84
Other income	429	82	511
Other expense	638	34	672
Income before income tax expense	$999	$48	$1,047

For the One Month Ended
December 31, 2012
Interest income
Credit card	$510	$—	$510
Private student loans	18	—	18
PCI student loans	24	—	24
Personal loans	34	—	34
Other	9	—	9
Total interest income	595	—	595
Interest expense	103	—	103
Net interest income	492	—	492
Provision for loan losses	178	—	178
Other income	169	31	200
Other expense	224	16	240
Income before income tax expense	$259	$15	$274

17.	Transition Period Financial Information

The following table presents selected financial data for the one month as of and ended December 31, 2012 and the one month as of and ended December 31, 2011 (in millions, except per share data):

	One Month Ended December 31,
	2012	2011
Statement of Income Data:
Net interest income	$492	$442
Provision for loan losses	178	173
Other income	200	211
Other expense	240	217
Income before income tax expense	274	263
Income tax expense	104	99
Net income	$170	$164

Net income allocated to common stockholders	$168	$162

Per Share of Common Stock:
Basic EPS	$0.34	$0.31
Diluted EPS	$0.34	$0.30
Weighted average shares outstanding	498	529
Weighted average shares outstanding (fully diluted)	499	530

Statement of Financial Condition Data (as of):
Total loan receivables	$62,598	$59,372
Allowance for loan losses	$(1,788)	$(2,245)
Total assets	$73,491	$69,473
Long-term borrowings	$17,666	$18,265
Total liabilities	$63,618	$61,115
Total stockholders' equity	$9,873	$8,358

18.	Subsequent Events
Dividends. On April 16, 2013, the Company announced a quarterly cash dividend of $0.20 per share of common stock, payable on May 23, 2013 to holders of record on May 9, 2013. Also on April 16, 2013, the Company announced a quarterly cash dividend on its preferred stock in the amount of $16.25 per share, equal to $.40625 per depositary share, payable on June 3, 2013 to holders of record on May 17, 2013.

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

The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt, and investor sentiment; the impact of current, pending and future legislation, regulation, supervisory guidance, and regulatory and legal actions, including, but not limited to, those related to financial regulatory reform, consumer financial services practices, anti-corruption, and funding, capital and liquidity; the actions and initiatives of current and potential competitors; our ability to manage our expenses; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants; our ability to sustain and grow our private student loan portfolio and mortgage loan products; losses as a result of mortgage loan repurchase and indemnification obligations to secondary market purchasers; our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; limits on our ability to pay dividends and repurchase our common stock; limits on our ability to receive payments from our subsidiaries; fraudulent activities or material security breaches of key systems; our ability to increase or sustain Discover card usage or attract new customers; our ability to maintain relationships with current merchants; the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events; our ability to introduce new products and services; our ability to manage our relationships with third-party vendors; our ability to maintain current technology and integrate new and acquired systems; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; difficulty obtaining regulatory approval for, financing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of or investments in businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.

Additional factors that could cause our results to differ materially from those described below can be found in this section in this quarterly report and in “Risk Factors,” “Business—Competition,” “Business—Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended November 30, 2012, filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).

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

Change in Fiscal Year
On December 3, 2012, our board of directors approved a change in our fiscal year end from November 30 to December 31. This fiscal year change was effective January 1, 2013. As a result of the change, we had a one month transition period in December 2012. The unaudited results for the one month ended December 31, 2012 and 2011 are included in this report. The audited results for the one month ended December 31, 2012 and the unaudited results for the one month ended December 31, 2011 will be included in our annual report on Form 10-K for the year ended December 31, 2013. In addition, the results for the quarter ended March 31, 2013 are compared with the results of the quarter ended March 31, 2012 in this report, which have been recast on a calendar basis due to the change in our fiscal year.
Comparison of One Month Ended December 31, 2012 to December 31, 2011
In comparing the one month as of and ended December 31, 2012 to the one month as of and ended December 31, 2011, there was a decrease of approximately $400 million in the allowance for loan losses. The allowance for loan losses at December 31, 2012 was $1.8 billion compared to $2.2 billion at December 31, 2011, reflecting the improved credit performance experienced in 2012. The provision for loan losses was relatively flat for the one month ended December 31, 2012 as compared to the same period in 2011. In addition, the acquisition and integration of Home Loan Center in June 2012 (see Note 2: Business Combinations to our condensed consolidated financial statements) drove marginal increases in other income and other expense. The increase in other income was more than offset by an increase in promotional Cashback Bonus rewards earned by our customers which resulted in an overall decrease in other income. For additional information regarding the one month as of and ended December 31, 2012 and the one month as of and ended December 31, 2011, see Note 17: Transition Period Financial Information to our condensed consolidated financial statements.
Quarter Highlights

•	Net income for the first quarter of 2013 was $673 million, compared to $650 million for the first quarter of 2012.

•	Credit card loans grew $2.4 billion to $48.7 billion and Discover card sales volume increased 4% from the prior year.

•	Credit card loan delinquencies over 30 days past due reached a historic low of 1.77%. Credit card net charge-off rate increased 5 basis points sequentially to 2.36%.

•	Payment services pretax income was down 2% from the prior year to $47 million. Transaction dollar volume for the segment was $48.8 billion in the quarter, an increase of 2% from the prior year.

•	We repurchased approximately 6 million shares of common stock for $238 million, reducing our number of shares outstanding by 1% from the prior quarter.

•	Our capital market activities included issuances of approximately $1.7 billion in public credit card asset backed securities. Discover Bank issued $750 million in senior bank notes.

•	We received non-objection from the Federal Reserve with respect to our proposed capital actions through March 31, 2014.

•	Our board of directors approved a new two-year share repurchase program authorizing the repurchase of up to $2.4 billion of our outstanding shares of common stock.

Recent Developments

•	On April 16, 2013, we announced a quarterly cash dividend of $0.20 per share of common stock, payable on May 23, 2013 to holders of record on May 9, 2013.

•
Also on April 16, 2013, we announced a quarterly cash dividend on our preferred stock in the amount of $16.25 per share, equal to $.40625 per depositary share, payable on June 3, 2013 to holders of record on May 17, 2013.

Outlook
    Credit performance continued to improve in the first quarter of 2013 as we reached a historic low in delinquency rates on our credit card loans. As our loan portfolio continues to grow and credit losses begin to move away from the historic lows that we have been experiencing, we would expect to build reserves. We believe investments in marketing will contribute to our receivables growth and we are focused on continuing this trend through new account acquisitions, wallet share gains, and the launch of our new flagship card Discover it. We are also targeting solid growth and strong returns in our private student and personal loan portfolios. The expansion of our direct banking product offerings remains a priority, highlighted by the recent launch of Discover Cashback Checking.
We anticipate modest total yield compression in 2013 due to a decline in card yield and expected growth in private student loans, which tend to carry lower interest rates. We expect this yield compression to be offset by continued funding cost improvements. Funding costs are expected to remain at low levels in 2013 as we benefit from the interest rate environment and replace higher-priced time deposits with lower-cost borrowings. We intend to continue to maintain a strong capital level in 2013, while targeting investments for future growth and returning capital to shareholders through our share repurchase program and quarterly dividends.
In our payments business, we continue to explore opportunities to leverage our network infrastructure, as evidenced by our previously announced service arrangement with PayPal. We also continue to invest in global brand awareness and acceptance through support of our Diners Club network and arrangements with other banks, networks and merchant acquirers. We expect the growth rate to be slower in 2013 in comparison to 2012 for PULSE transaction volume as a result of actions by competitors with regard to merchant and acquirer pricing and transaction routing strategies, as well as our focus on profitable business rather than solely volume growth. While the environment remains challenging, we are pursuing a number of debit strategies.
We continue to monitor the political and economic situation in Europe and work with our local Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. The inability of certain licensees to maintain operating financing could adversely impact our payment services business. From time to time, we provide financial assistance to licensees when we deem it beneficial to our global payments strategy. For example, we have provided loans to certain licensees and we entered into an agreement to purchase one of our licensees. Such arrangements may cause us to incur financial losses.
Regulatory Environment and Developments
Overview
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Reform Act addresses risks to the economy and the payments system posed by large systemically significant financial firms, including us, through a variety of measures, including increased capital and liquidity requirements, limits on leverage, and enhanced supervisory authority. The Reform Act also established a new financial industry regulator, the Consumer Financial Protection Bureau (the "CFPB"), and new requirements for debit card transactions, which impact our core businesses. Additional legislative or regulatory action that may impact our business may result from the multiple studies mandated under the Reform Act.
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
To date, compliance requirements and expenditures have increased for financial services firms, including Discover, and we expect them to continue to increase. In September 2012, Discover Bank entered into a consent order with the Federal Deposit Insurance Corporation (the "FDIC") and CFPB with respect to the marketing of our protection products, which required us to provide refunds of approximately $200 million to eligible customers, pay a $14 million civil monetary penalty and enhance our business processes. We may face additional compliance and regulatory risk to the extent that we enter into new lines of business or new business arrangements with third-party service providers, alternative payment providers or other industry participants, including providers or participants that may not be regulated financial institutions. The additional expense, time and resources needed to comply with ongoing regulatory requirements may adversely impact our business and results of operations.

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
Congress or the Administration may take actions as a result of these studies, or otherwise, that impact the student loan market in the future. Legislation has been proposed in past Congresses that would make it easier to discharge private student loan debt in bankruptcy, by repealing the current requirement that this relief is available only to those for whom repaying such loans would be an "undue hardship." This legislation has been introduced in both the House and the Senate, though it is uncertain whether it will pass. If the legislation did pass and was enacted as law, we believe our underwriting practices and the high percentage of our loans that have cosigners reduce potential risk to our business. Any such actions, however, could cause us to restructure our private student loan product in ways that we may not currently anticipate.
Home Loans. The CFPB has indicated that the mortgage industry is an area of supervisory focus and that it will concentrate its examinations and rulemaking efforts on the variety of mortgage-related topics required under the Reform Act including steering consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB recently published several final rules impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test but also creates a safe harbor for so-called "qualified mortgages." The "qualified mortgages" standards include a tiered cap structure that places limits on the total amount of certain fees that can be charged on a loan, a 43% cap on debt-to-income (i.e., total monthly payments on debt to monthly gross income), exclusion of interest-only products and other requirements. The 43% debt-to-income cap does not apply for the first seven years the rule is in effect for loans that are eligible for sale to Fannie Mae or Freddie Mac or eligible for government guarantee through the Federal Housing Administration (the "FHA") or the Veterans Administration. Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action and attorney fee damages, all of which a borrower may claim in defense of a foreclosure action at any time. We are currently assessing the impact of these requirements on our mortgage business. It is uncertain what the impact of these requirements will be on the secondary market into which we sell mortgages we originate.

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
Payment Networks
Following the implementation of the Federal Reserve regulations related to debit routing and fees in October 2011 and April 2012, large competing networks began to implement new merchant and acquirer pricing and transaction routing strategies. We are closely monitoring the implementation of these strategies in order to assess their impact on our business and on competition in the marketplace. The U.S. Department of Justice is examining some of these competitor pricing strategies. While we are still assessing all of our options for responding to these developments, they have adversely impacted and we expect that they may continue to adversely impact PULSE's ability to compete for issuer participation and merchant and acquirer routing.
Capital
In June 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us and Discover Bank. The FDIC and the Office of the Comptroller of the Currency (the "OCC") subsequently approved these proposed rules. The proposed rules implement Basel III regulatory capital reforms and changes required by the Reform Act. "Basel III" refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010 and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.
The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes "capital" for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to us and Discover Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. The proposed rules received extensive comments. Industry participants are expecting the issuance of these final rules sometime in 2013. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were presently in effect.
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
In January 2013, we submitted a capital plan to the Federal Reserve under the Federal Reserve 2013 Capital Plan Review, or CapPR, program, which included planned dividends and share repurchases over the planning horizon. On March 14, 2013, we received non-objection from the Federal Reserve with respect to our proposed capital actions through March 31, 2014. In 2014, in addition to the stress test requirements described above, we expect our annual capital plan to be reviewed under the enhanced standards applied to the capital plans of CCAR BHCs under the Federal Reserve's 2013 Comprehensive Capital Analysis and Review, or CCAR, program. Therefore, the Federal Reserve will apply enhanced standards to our future capital plan submissions, including evaluation based on results of supervisory stress tests and enhanced documentation and process standards. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the Federal Reserve's review and non-objection of the actions that we propose each year in our annual capital plan.

There is significant legislative and regulatory focus on capital matters. For example, legislation was recently proposed that includes minimum requirements for the ratio of equity capital to total consolidated assets for large bank holding companies. We are not able to predict whether this or future legislative or regulatory initiatives will be adopted and whether any adopted legislation or final regulatory initiatives will require us to hold higher amounts of capital or reconfigure our capital structure, which could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities.
Resolution Plans
Under Federal Reserve and FDIC rules implementing Section 165(d) of the Reform Act, bank holding companies with $50 billion or more in consolidated assets (including us) and certain other financial companies are required to submit a resolution plan (or so-called “living will”) to the FDIC, the Federal Reserve, and the Financial Stability Oversight Council for their rapid and orderly liquidation in the event of material financial distress or failure. In addition, under a separate FDIC rule, an insured depository institution with $50 billion or more in total assets, such as Discover Bank, is required to submit to the FDIC periodic contingency plans for resolution in the event of the institution's failure. Under these rules, the initial resolution plans for us and Discover Bank are required to be submitted on or before December 31, 2013. Thereafter, we and Discover Bank are required to update such plans annually and, in certain circumstances, more frequently. The consequences of these new rules and the agencies' review of resolution plans on the financial services industry and us is unclear. Failure to provide resolution plans that satisfy regulatory requirements may result in imposition of more stringent capital, leverage, or liquidity requirements, growth restrictions or ordered divestiture of assets and operations.

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

The following table presents segment data (dollars in millions):

	For the Three Months Ended March 31,		For the One Month Ended December 31,
	2013	2012	2012
Direct Banking
Interest income
Credit card	$1,451	$1,414	$510
Private student loans	58	43	18
PCI student loans	70	77	24
Personal loans	103	84	34
Other	26	23	9
Total interest income	1,708	1,641	595
Interest expense	298	349	103
Net interest income	1,410	1,292	492
Provision for loan losses	159	84	178
Other income	495	429	169
Other expense	713	638	224
Income before income tax expense	1,033	999	259
Payment Services
Other income	87	82	31
Other expense	40	34	16
Income before income tax expense	47	48	15
Total income before income tax expense	$1,080	$1,047	$274

The following table presents information on transaction volume (in millions):

	For the Three Months Ended March 31,		For the One Month Ended December 31,
	2013	2012	2012
Network Transaction Volume
PULSE Network	$39,919	$38,550	$14,133
Network Partners	2,246	2,004	885
Diners Club (1)	6,644	7,067	2,274
Total Payment Services	48,809	47,621	17,292
Discover Network—Proprietary (2)	25,738	24,690	10,987
Total Volume	$74,547	$72,311	$28,279
Transactions Processed on Networks
Discover Network	442	417	183
PULSE Network	1,023	1,028	357
Total	1,465	1,445	540
Credit Card Volume
Discover Card Volume (3)	$26,880	$25,730	$11,384
Discover Card Sales Volume (4)	$24,864	$23,891	$10,657

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.

Direct Banking
Our Direct Banking segment reported pretax income of $1.0 billion for the three months ended March 31, 2013, which was relatively unchanged compared to the three months ended March 31, 2012.
Loan receivables totaled $60.4 billion at March 31, 2013, which was down from $62.6 billion at December 30, 2012, primarily due to a decrease in credit card loan receivables, which was driven by a seasonal increase in payments. The decrease in credit card loans was partially offset by growth within both personal loans and private student loans. Discover card sales volume was $24.9 billion for the three months ended March 31, 2013, an increase of 4% as compared to the same period in 2012. This growth was driven primarily by an increase in the number of existing customers using their Discover card.
Net interest margin increased for the three months ended March 31, 2013 as compared to the same period in 2012. This increase was primarily driven by decreased funding costs partially offset by lower total loan receivables yield. The decrease in total yield was driven primarily by credit card yield which decreased due to an increase in promotional rate balances and a decline in higher rate balances. The factors contributing to the decrease in credit card yield were partially offset by a decline in charge-offs. There was an increase in interest income relating to credit card loan receivables largely driven by a higher average level of loans which was partially offset by lower yield. There was also an increase in interest income related to private student and personal loans during the three months ended March 31, 2013 as compared to the same period in 2012 attributable to organic growth in these classes of loans. The decrease in interest income from purchased credit-impaired loans ("PCI") student loans was driven by a decline in the outstanding PCI loan balances as this is a static portfolio, partially offset by an increase in yield. Interest expense decreased for the three months ended March 31, 2013, as compared to the same period in 2012, as interest costs for all funding sources decreased. Interest costs related to deposits decreased as maturities of deposits bearing higher interest rates were replaced by funding from deposits with lower interest rates. Interest costs related to securitized borrowings decreased due to issuances of credit card securitized borrowings, net of maturities, at lower interest rates and pay downs of student loan securitized borrowings at higher interest rates. Interest costs related to other borrowings decreased due to 2012 debt exchanges that replaced higher rate borrowings with funding from borrowings bearing lower interest rates.
At March 31, 2013, our delinquency rate for credit card loans over 30 days past due was 1.77% as compared to 1.79% at December 31, 2012, reflective of continuing trends of strong credit performance. For the three months ended March 31, 2013, our net charge-off rate on credit cards declined to 2.36%, as compared to 2.92% for the same period in 2012. The provision for loan losses for the three month period ended March 31, 2013, as compared to the same period in 2012 increased due to a decline in reserve releases partially offset by a decline in the level of net charge-offs. For a more detailed discussion on provision for loan losses, see "- Loan Quality - Provision and Allowance for Loan Losses."
Total other income increased for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to revenue related to the acquisition and integration of the assets of Home Loan Center in June 2012 (see Note 2: Business Combinations to our condensed consolidated financial statements). The increase related to the acquisition of Home Loan Center included a net gain on the origination and sale of loans. Additionally, other income increased due to higher discount and interchange revenue resulting from higher sales volume for the current period. These increases were partially offset by a decrease in protection product revenue, reflecting the impact of changes in our offer strategies, which reduced selling over the last few years and ceased at the end of 2012.
Total other expense increased for the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to increased compensation expenses and marketing expenses, partially offset by decreased legal expenses. Compensation costs rose due to an increase in headcount, which was partially related to the acquisition of the assets of Home Loan Center, referenced above. Marketing and business development expenses increased due to growth initiatives. Legal expenses decreased due to the settlement of the FDIC and CFPB matter in September 2012.
Payment Services
Pretax income for our Payment Services segment was $47 million for the three months ended March 31, 2013, which was relatively flat compared to the same period during 2012. Total other income increased as the result of a greater number of point-of-sale transactions on the PULSE network combined with an increase in network partner fees. Total other expense increased primarily due to higher professional fees and marketing expenses related to new partnership and growth initiatives.
Transaction dollar volume increased $1.2 billion for the three months ended March 31, 2013 as compared to the same period during 2012, primarily driven by increased PULSE point-of-sale volume. The number of transactions processed on the PULSE network was relatively flat for the three months ended March 31, 2013, as compared to the same period during 2012.

Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our condensed consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the accrual of credit card customer rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment, the accrual of income taxes, estimates of future cash flows associated with purchased credit-impaired loans, and the fair value estimates of loan commitments and mortgages held for sale as critical accounting estimates. These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the fiscal year ended November 30, 2012. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates.” There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the fiscal year ended November 30, 2012.

Earnings Summary
The following table outlines changes in our condensed consolidated statements of income for the periods presented (dollars in millions):

	For the Three Months Ended March 31,		2013 vs. 2012 increase (decrease)		For the One Month Ended December 31,
	2013	2012	$	%	2012
Interest income	$1,708	$1,641	$67	4%	$595
Interest expense	298	349	(51)	(15)%	103
Net interest income	1,410	1,292	118	9%	492
Provision for loan losses	159	84	75	89%	178
Net interest income after provision for loan losses	1,251	1,208	43	4%	314
Other income	582	511	71	14%	200
Other expense	753	672	81	12%	240
Income before income tax expense	1,080	1,047	33	3%	274
Income tax expense	407	397	10	3%	104
Net income	$673	$650	$23	4%	$170

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
Net interest margin increased for the three months ended March 31, 2013 as compared to the same period in 2012. This increase was primarily driven by decreased funding costs partially offset by lower total loan receivables yield. The decrease in total yield was driven primarily by credit card yield which decreased due to an increase in promotional rate balances and a decline in higher rate balances. The factors contributing to the decrease in credit card yield were partially offset by a decline in charge-offs.
Interest income increased for the three months ended March 31, 2013, as compared to the same period in 2012, driven primarily by higher interest income from credit card loans, personal loans, and private student loans due to increased loan balances across these products. The increase in interest income from these products was slightly offset by a decrease in interest income from PCI student loans. The increase in interest income on credit card loans was also driven by lower interest charge-offs, offset in part by a decrease in yield. The increase in interest income from private student loans was slightly offset by a decrease in yield due to the seasoning of our student loan portfolio. The decrease in interest income from PCI student loans was driven by a decline in the outstanding PCI loans balance and was partially offset by an increase in yield.
Interest income on other interest-earning assets, which is comprised of investment income from our liquidity portfolio and interest-earning cash balances, remained relatively flat for the three months ended March 31, 2013, as compared to the same period in 2012. Interest expense decreased for the three months ended March 31, 2013, as compared to the same period in 2012, due to a decrease in funding rates on new deposits, and was partially offset by an increase in the balance of these deposits.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended March 31,						For the One Month Ended December 31,
	2013			2012			2012
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$4,788	0.25%	$3	$4,583	0.27%	$3	$2,704	0.25%	$—
Restricted cash	720	0.10%	—	555	0.20%	1	1,400	0.11%	—
Investment securities	5,709	1.42%	20	6,344	1.14%	18	6,247	1.34%	7
Loan receivables (1):
Credit card (2)(3)	49,267	11.94%	1,451	46,604	12.21%	1,414	50,494	11.92%	510
Personal loans	3,344	12.45%	103	2,762	12.28%	84	3,290	12.43%	35
Federal student loans	—	—%	—	245	1.64%	1	—	—%	—
Private student loans	3,356	7.03%	58	2,394	7.21%	43	3,021	7.22%	18
PCI student loans	4,633	6.15%	70	5,146	6.02%	77	4,724	5.96%	24
Mortgage loans held for sale	265	3.15%	2	—	—%	—	310	3.05%	1
Other	38	6.06%	1	24	3.65%	—	38	5.24%	—
Total loan receivables	60,903	11.22%	1,685	57,175	11.39%	1,619	61,877	11.21%	588
Total interest-earning assets	72,120	9.60%	1,708	68,657	9.61%	1,641	72,228	9.73%	595
Allowance for loan losses	(1,822)			(2,161)			(1,725)
Other assets	4,362			3,967			4,234
Total assets	$74,660			$70,463			$74,737
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits (4)	$27,825	2.24%	154	$26,146	2.84%	185	$27,849	2.29%	54
Money market deposits	5,242	0.88%	11	5,462	0.97%	13	5,368	0.88%	4
Other interest-bearing savings deposits	8,987	0.97%	21	8,370	1.25%	26	8,864	1.00%	7
Total interest-bearing deposits (5)	42,054	1.80%	186	39,978	2.25%	224	42,081	1.84%	65
Borrowings:
Short-term borrowings	240	1.45%	1	—	—%	—	283	1.36%	—
Securitized borrowings	16,574	1.84%	75	16,338	2.08%	85	16,998	1.80%	26
Other long-term borrowings (4)	2,059	7.04%	36	2,159	7.55%	40	1,733	7.82%	12
Total borrowings	18,873	2.41%	112	18,497	2.72%	125	19,014	2.34%	38
Total interest-bearing liabilities	60,927	1.99%	298	58,475	2.40%	349	61,095	1.99%	103
Other liabilities and stockholders’ equity	13,733			11,988			13,642
Total liabilities and stockholders’ equity	$74,660			$70,463			$74,737
Net interest income			$1,410			$1,292			$492
Net interest margin (6)		9.39%			9.09%			9.39%
Net yield on interest-bearing assets (7)		7.93%			7.57%			8.05%
Interest rate spread (8)		7.61%			7.21%			7.74%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $41.3 million, $43.8 million and $13.9 million of amortization of balance transfer fees for the three months ended March 31, 2013 and 2012 and the one month ended December 31, 2012, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of certain floating-rate credit card loan receivables to fixed-rate.

(4)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(5)	Includes the impact of FDIC insurance premiums and special assessments.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis (1)

	For the Three Months Ended March 31, 2013 vs. March 31, 2012
	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$1	$(1)	$—
Restricted cash	—	(1)	(1)
Investment securities	(10)	12	2
Loan receivables:
Credit card	204	(167)	37
Personal loans	18	1	19
Federal student loans	(1)	—	(1)
Private student loans	22	(7)	15
PCI student loans	(17)	10	(7)
Mortgage loans held for sale	2	—	2
Other	—	1	1
Total loan receivables	228	(162)	66
Total interest income	219	(152)	67
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	66	(97)	(31)
Money market deposits	(1)	(1)	(2)
Other interest-bearing savings deposits	10	(15)	(5)
Total interest-bearing deposits	75	(113)	(38)
Borrowings:
Short-term borrowings	1	—	1
Securitized borrowings	7	(17)	(10)
Other long-term borrowings	(2)	(2)	(4)
Total borrowings	6	(19)	(13)
Total interest expense	81	(132)	(51)
Net interest income	$138	$(20)	$118

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between March 31, 2013 and March 31, 2012 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	March 31, 2013	December 31, 2012	November 30, 2012
Mortgage loans held for sale	$311	$355	$322
Loan portfolio:
Credit card loans:
Discover card	48,451	50,929	49,436
Discover business card	204	206	206
Total credit card loans	48,655	51,135	49,642
Other loans:
Personal loans	3,395	3,296	3,272
Private student loans	3,426	3,072	3,000
Other	36	38	37
Total other loans	6,857	6,406	6,309
PCI student loans(1)	4,561	4,702	4,744
Total loan portfolio	60,073	62,243	60,695
Total loan receivables	60,384	62,598	61,017
Allowance for loan losses	(1,634)	(1,788)	(1,725)
Net loan receivables	$58,750	$60,810	$59,292

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
In calculating the allowance for loan losses, we estimate probable losses separately for segments of the loan portfolio that have similar risk characteristics, such as credit card and other loans. We use a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. We use other analyses to estimate losses incurred from non-delinquent accounts which adds to the identification of loss emergence. We use these analyses together as a basis for determining our allowance for loan losses.
The allowance for loan loss was $1.6 billion at March 31, 2013, which reflects a $154 million reserve release over the amount of the allowance for loan loss at December 31, 2012. The reserve release, which primarily related to credit card loan receivables, was driven by favorability in credit performance of the portfolio and an improvement in the outlook of certain economic factors that impact our customers.

The provision for loan loss is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan loss at the balance sheet date. For the three months ended March 31, 2013, the provision for loan losses increased by $75 million, or 89%, as compared to the three months ended March 31, 2012 primarily due to lower reserve releases over the comparative period offset in part by a decline in net charge-offs in the current quarter. For the one month ended December 31, 2012, the provision for loan losses was $178 million, which included a reserve build of $63 million. This reserve build was due to an increase in the forecast for net charge-offs due to loan growth.
At March 31, 2013, the level of the allowance related to personal loans decreased slightly as compared to December 31, 2012, primarily driven by improvement in credit quality trends. The level of allowance attributable to student loans for the same period increased due to growth and continued seasoning of the portfolio. "Seasoning" refers to the maturing of a loan portfolio as, in general, loans do not begin to show signs of credit deterioration or default until they have been in repayment for some period of time. For student loans, payments are not required while the borrower is still in school; therefore, this loan portfolio matures at a slower pace than our other loan portfolios.
The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Three Months Ended March 31, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	127	17	15	—	159
Deductions:
Charge-offs	(422)	(20)	(7)	—	(449)
Recoveries	135	1	—	—	136
Net charge-offs	(287)	(19)	(7)	—	(313)
Balance at end of period	$1,453	$97	$83	$1	$1,634

	For the Three Months Ended March 31, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$2,101	$85	$59	$—	$2,245
Additions:
Provision for loan losses	59	23	2	—	84
Deductions:
Charge-offs	(490)	(18)	(3)	—	(511)
Recoveries	152	1	—	—	153
Net charge-offs	(338)	(17)	(3)	—	(358)
Balance at end of period	$1,822	$91	$58	$—	$1,971

	For the One Month Ended December 31, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,554	$97	$73	$1	$1,725
Additions:
Provision for loan losses	165	9	4	—	178
Deductions:
Charge-offs	(146)	(8)	(2)	—	(156)
Recoveries	40	1	—	—	41
Net charge-offs	(106)	(7)	(2)	—	(115)
Balance at end of period	$1,613	$99	$75	$1	$1,788

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

The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended March 31,				For the One Month Ended December 31,
	2013		2012		2012
	$	%	$	%	$	%
Credit card loans	$287	2.36%	$338	2.92%	$106	2.47%
Personal loans	$19	2.30%	$17	2.56%	$7	2.52%
Private student loans (excluding PCI (1))	$7	0.82%	$3	0.48%	$2	0.81%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the years presented and are therefore excluded from the calculation. See Note 4: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loan receivables decreased 56 basis points for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease in net charge-offs was attributable to an overall improvement in credit quality.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	March 31, 2013		December 31, 2012		November 30, 2012
	$	%	$	%	$	%
Loans 30 days delinquent or more:
Credit card loans	$862	1.77%	$917	1.79%	$925	1.86%
Personal loans	$26	0.76%	$26	0.77%	$25	0.76%
Private student loans (excluding PCI loans (1))	$51	1.48%	$37	1.22%	$32	1.07%

Loans 90 days delinquent or more:
Credit card loans	$442	0.91%	$460	0.90%	$451	0.91%
Personal loans	$7	0.22%	$8	0.23%	$8	0.23%
Private student loans (excluding PCI loans (1))	$19	0.54%	$9	0.29%	$8	0.27%

Loans not accruing interest	$200	0.36%	$192	0.33%	$198	0.35%

Restructured loans:
Credit card loans (2)	$1,246	2.56%	$1,309	2.56%	$1,332	2.68%
Personal loans (3)	$23	0.68%	$21	0.65%	$21	0.64%
Private student loans (excluding PCI loans (1))(4)	$19	0.56%	$16	0.53%	$15	0.50%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)
Restructured credit card loans include $53 million, $54 million and $56 million at March 31, 2013, December 31, 2012 and November 30, 2012, respectively, that are also included in loans over 90 days delinquent or more.

(3)
Restructured personal loans include $1 million, $2 million and $1 million at March 31, 2013, December 31, 2012 and November 30, 2012, respectively, that are also included in loans over 90 days delinquent or more.

(4)
Restructured private student loans include $2 million, $2 million and $2 million at March 31, 2013, December 31, 2012 and November 30, 2012, respectively, that are also included in loans over 90 days delinquent or more.

Both credit card and personal loan receivables delinquency rates at March 31, 2013 were flat as compared to December 31, 2012. The delinquency rates for private student loan balances at March 31, 2013 increased as compared to December 31, 2012 due to the seasoning of our loan portfolio and as more loans have entered repayment. Restructured credit card loans at March 31, 2013 decreased slightly compared to December 31, 2012 due to continued improvement in customer credit performance.

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

Other Income
The following table presents the components of other income for the periods presented (dollars in millions):

	For the Three Months Ended March 31,		2013 vs. 2012 increase (decrease)		For the One Month Ended December 31,
	2013	2012	$	%	2012
Discount and interchange revenue (1)	$263	$240	$23	10%	$82
Protection products revenue	88	103	(15)	(15)%	33
Loan fee income	81	81	—	—%	29
Transaction processing revenue	53	49	4	8%	18
Gain (loss) on investments	3	—	3	NM	2
Gain on origination and sale of mortgage loans	51	—	51	NM	17
Other income	43	38	5	13%	19
Total other income	$582	$511	$71	14%	$200

(1)
Net of rewards, including Cashback Bonus rewards, of $229 million, $231 million and $123 million for the three months ended March 31, 2013, March 31, 2012 and the one month ended December 31, 2012, respectively.

Total other income increased $71 million during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the revenue related to the acquisition and integration of Home Loan Center in June 2012 (see Note 2: Business Combinations to our condensed consolidated financial statements). This increase included a net gain on the origination and sale of loans. In addition, other income increased due to higher discount and interchange revenue resulting from higher sales volume. These increases were partially offset by decreases in protection product revenue reflecting the impact of changes in our offer strategies, which reduced selling over the last few years and ceased at the end of 2012.

Other Expense
The following table represents the components of other expense for the periods presented (dollars in millions):

	For the Three Months Ended March 31,		2013 vs. 2012 increase (decrease)		For the One Month Ended December 31,
	2013	2012	$	%	2012
Employee compensation and benefits	$290	$246	$44	18%	$87
Marketing and business development	169	128	41	32%	51
Information processing and communications	78	72	6	8%	25
Professional fees	104	104	—	—%	34
Premises and equipment	19	18	1	6%	8
Other expense	93	104	(11)	(11)%	35
Total other expense	$753	$672	$81	12%	$240

Total other expense increased $81 million for the three month period due to various factors. Employee compensation costs increased resulting from an increase in headcount, which was partially related to the acquisition and integration of Home Loan Center. There was an increase in marketing-related expenses related to growth initiatives. These increases were partially offset by decreased legal expenses due to the settlement of the FDIC and CFPB matter in September 2012.

Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended March 31,		For the One Month Ended December 31,
	2013	2012	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes and other income taxes, net of U.S. federal income tax benefits	3.3	3.3	3.2
Other	(0.6)	(0.4)	(0.1)
Effective income tax rate	37.7%	37.9%	38.1%

Income tax expense increased $10 million for the three months ended March 31, 2013 as compared to the first quarter 2012, as a result of the increase in pretax income. The effective tax rate decreased from 37.9% for the three months ended March 31, 2012 to 37.7% for the three months ended March 31, 2013 as a result of an increase in tax credits (see Note 3: Investments for further discussion on tax credits related to other investments).

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

Funding Sources
Deposits. We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts, and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts.
At March 31, 2013, we had $28.7 billion of direct-to-consumer deposits and $13.6 billion of brokered deposits. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 21 months. The following table summarizes deposits by contractual maturity as of March 31, 2013 (dollars in millions):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Indeterminate
Certificates of deposit in amounts less than $100,000 (1)	$21,111	$2,935	$3,216	$3,332	$11,628	$—
Certificates of deposit in amounts of $100,000 to less than $250,000 (1)	5,613	511	855	1,442	2,805	—
Certificates of deposit in amounts of $250,000 (1) or greater	1,328	104	178	349	697	—
Savings deposits, including money market deposit accounts (2)	14,203	—	—	—	—	14,203
Total interest-bearing deposits	$42,255	$3,550	$4,249	$5,123	$15,130	$14,203

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

(2)	Represents deposits with no contractual maturity.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of March 31, 2013, the three-month rolling average excess spread was 12.97%.
Another feature of our securitization structure, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which, in limited circumstances, excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 5: Credit Card and Student Loan Securitization Activities to our condensed consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spreads at March 31, 2013.

At March 31, 2013, we had $13.9 billion of outstanding public asset-backed securities, $750 million of outstanding private asset-backed securitizations and $4.8 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries at March 31, 2013 (dollars in millions):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings—owed to credit card securitization investors	$14,681	$4,587	$6,245	$2,849	$1,000

At March 31, 2013, we had capacity to issue up to $4.3 billion in triple-A rated asset-backed securities from DCENT without the issuance of additional Class B or Class C notes as subordination. The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Although the implementation of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 ("Statement No. 166") (codified under the FASB Accounting Standards Codification ("ASC") Section 860, Transfers and Servicing) on December 1, 2009, no longer qualified certain transfers of assets for sale accounting treatment, the FDIC approved a final rule that preserved the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 1, 2009. Other legislative and regulatory developments may, however, impact our ability and/or desire to issue asset-backed securities in the future.

Corporate and Bank Debt. At March 31, 2013, we had $1.3 billion in principal amount of senior unsecured notes outstanding. Discover Bank had $750 million in principal amount of senior notes (issued during the first quarter 2013) and $700 million in principal amount of subordinated notes outstanding.

At March 31, 2013, our senior unsecured notes are comprised of a $400 million issuance due in June 2017, a $78 million issuance due in July 2019, a $322 million issuance due in April 2022 and a $500 million issuance due in November 2022. The senior unsecured notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. Discover Bank’s senior notes are comprised of a $750 million issuance due February 2018 and the subordinated notes are comprised of a $200 million issuance due in November 2019 and a $500 million issuance due in April 2020. For more information, see Note 7: Long-Term Borrowings to our condensed consolidated financial statements.

Other Long-Term Borrowings—Student Loans. At March 31, 2013, we had $2.2 billion of remaining principal balance outstanding on securitized debt assumed as part of the SLC acquisition. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Short-Term Borrowings. We utilize a $400 million warehouse line of credit as our primary form of short-term borrowings. This line of credit is used for the sole purpose of funding consumer residential loans. The warehouse line of credit had an outstanding balance of $290 million as of March 31, 2013. In addition, we may access short-term borrowings through the Federal Funds market or through repurchase agreements. At March 31, 2013, December 31, 2012 and November 30, 2012, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations. We have access to committed undrawn capacity through privately placed asset-backed securitizations to support the funding of our credit card loan receivables. Under these arrangements, we had used $750 million of capacity and had undrawn capacity of $6.8 billion at March 31, 2013.
Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of March 31, 2013, Discover Bank had $10.7 billion of available capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window.

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
We also have agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank’s debt to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at March 31, 2013. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, it would be required to post additional collateral, which, as of March 31, 2013, would have been $111 million.

A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Moody’s Investors Service	Standard & Poor’s	Fitch Ratings
Senior Unsecured Debt
Discover Financial Services	Ba1	BBB-	BBB
Discover Bank	Baa3	BBB	BBB
Outlook for Senior Unsecured Debt	Stable	Stable	Stable
Subordinated Debt
Discover Bank	Ba1	BBB-	BBB-
Discover Card Master Trust I
Class A (1)	Aaa(sf)	AAA(sf)	AAAsf
Class B (1)	A1(sf)	AA+(sf)	AAsf
Discover Card Execution Note Trust
Class A (1)	Aaa(sf)	AAA(sf)	AAAsf
Class B (1)	A1(sf)	AA+(sf)	AA-sf
Class C	N/A(2)	N/A(2)	N/A(2)

(1)	An “sf” in the rating denotes rating agency identification for structured finance product ratings.

(2)	All Class C notes are currently held by subsidiaries of Discover Bank and, therefore, are not publicly rated.
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
At March 31, 2013, our liquidity portfolio was comprised of cash and cash equivalents and high quality, liquid investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we have the ability to raise cash by utilizing repurchase agreements, pledging certain of these investments to access the secured funding markets or selling them. The level of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
At March 31, 2013, our liquidity portfolio and undrawn credit facilities were $29.9 billion, which was $4.4 billion higher than the balance at December 31, 2012, due primarily to the issuance of $1.7 billion of public credit card asset-backed securities and $750 million of senior bank notes in the first quarter 2013. In the first quarter 2013, we sold $715 million of investment securities that had remaining maturities of less than one year, the proceeds of which are included in cash and cash equivalents at March 31, 2013. During the three months ended March 31, 2013, the average balance of our liquidity portfolio was $10.8 billion.

	March 31, 2013	December 31, 2012	November 30, 2012
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents (1)	$7,334	$2,187	$3,492
Investment securities	5,196	6,145	6,133
Total liquidity portfolio	12,530	8,332	9,625
Undrawn credit facilities (2)
Private asset-backed securitizations	6,750	6,750	6,750
Federal Reserve discount window (3)	10,665	10,487	10,240
Total undrawn credit facilities	17,415	17,237	16,990
Total liquidity portfolio and undrawn credit facilities	$29,945	$25,569	$26,615

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	See "—Funding Sources—Additional Funding Sources" for additional information.

(3)
Excludes $105 million, $146 million and $154 million of investments accounted for in the liquidity portfolio that were pledged to the Federal Reserve as of March 31, 2013, December 31, 2012 and November 30, 2012, respectively.

Capital
Our primary sources of capital are from the earnings generated by our businesses and common and preferred stock issuances in the capital markets. We seek to manage capital to a level and composition sufficient to support the risks of our businesses, meet regulatory requirements, meet rating agency targets and support future business growth. Within these constraints, we are focused on deploying capital in a manner that provides attractive returns to our stockholders. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives, and legislative and regulatory developments.
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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At March 31, 2013, no portion of our deferred tax asset was disallowed for regulatory capital purposes.

At March 31, 2013, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under Basel I.
Current or future legislative or regulatory initiatives may require us to hold more capital in the future. In June 2012, the Federal Reserve, FDIC and the OCC proposed rules to implement the provisions of the Basel III regulatory capital reforms that would be applicable to us and Discover Bank. The proposed rules include new minimum and "well-capitalized" risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and refine the definition of what constitutes "capital" for purposes of calculating those ratios. The proposed rules received extensive comments. Industry participants are expecting the issuance of these final rules sometime in 2013. In October 2012, the Federal Reserve and the FDIC issued final rules implementing the stress test requirements under the Reform Act. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment and Developments - Capital."
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over the planning horizon. In 2013, we submitted a capital plan to the Federal Reserve under the Federal Reserve 2013 Capital Plan Review, or CapPR, program, which included planned dividends and share repurchases. On March 14, 2013, we received non-objection from the Federal Reserve with respect to our proposed capital actions through March 31, 2014. In 2014, in addition to the stress test requirements described above, we expect our annual capital plan to be reviewed under the enhanced standards applied to the capital plans of CCAR BHCs under the Federal Reserve's 2013 Comprehensive Capital Analysis and Review, or CCAR, program. Therefore, the Federal Reserve will apply enhanced standards to our future capital plan submissions, including evaluation based on results of supervisory stress tests and enhanced documentation and process standards. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the Federal Reserve's review and non-objection of the actions that we propose each year in our annual capital plan.
We recently declared a quarterly cash dividend on our common stock of $.20 per share, payable on May 23, 2013 to holders of record on May 9, 2013, which is an increase from $.14 per share paid in the first quarter. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $.40625 per depositary share, payable on June 3, 2013 to holders of record on May 17, 2013, which was the same amount paid on our preferred stock in the first quarter.
On March 14, 2013, our board of directors approved a new two-year share repurchase program authorizing the repurchase of up to $2.4 billion of our outstanding shares of common stock. The program expires on March 31, 2015, and may be terminated at any time. This program replaced the prior $2 billion program, which had nearly $600 million of remaining authorization. During the one month ended December 31, 2012, we repurchased approximately 0.3 million shares of our outstanding common stock for $12 million. During the three months ended March 31, 2013, we repurchased approximately 6 million shares, or 1%, of our outstanding common stock for $238 million. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. Any share repurchases after March 31, 2014 will be subject to receiving Federal Reserve non-objection with respect to our proposed capital actions through March 31, 2015.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at March 31, 2013, which include deposits, borrowings, operating and capital lease obligations, interest payments on fixed rate debt, purchase obligations and other long-term liabilities, were $64.0 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended November 30, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”

We extend credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At March 31, 2013, our unused commitments were $163.7 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At March 31, 2013, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at March 31, 2013, we estimate that net interest income over the following 12-month period would increase by approximately $63 million, or 1%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2012, we estimated that net interest income over the following 12-month period would increase by approximately $41 million, or 1%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at November 30, 2012, we estimated that net interest income over the following 12-month period would increase by approximately $42 million, or 1%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further.
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of legal proceedings, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended November 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the four months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
December 1- 31, 2012
Repurchase program (1)	311,167	$38.56	311,167	$790,552,775
Employee transactions (2)	—	$—	N/A	N/A
January 1 - 31, 2013
Repurchase program (1)	2,227,455	$39.07	2,227,455	$703,516,845
Employee transactions (2)	569,511	$39.52	N/A	N/A
February 1 - 28, 2013
Repurchase program (1)	1,872,165	$38.98	1,872,165	$630,531,002
Employee transactions (2)	622	$38.45	N/A	N/A
March 1 - 31, 2013
Repurchase program (1)	1,848,364	$42.08	1,848,364	$2,366,900,502
Employee transactions (2)	1,624	$39.08	N/A	N/A

Total
Repurchase program (1)	6,259,151	$39.91	6,259,151	$2,366,900,502
Employee transactions (2)	571,757	$39.52	N/A	N/A
(1) On March 13, 2012, our board of directors approved a share repurchase program authorizing the repurchase of up to $2.0 billion of our outstanding shares of common stock. This share repurchase program was replaced on March 14, 2013, as our board of directors approved a new share repurchase program authorizing the purchase of up to $2.4 billion of our outstanding shares of common stock. The new share repurchase program expires on March 31, 2015 and may be terminated at any time.
(2) Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See "Exhibit Index" for documents filed herewith and incorporated herein by reference.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ R. MARK GRAF
R. Mark Graf Executive Vice President and Chief Financial Officer

Date: April 30, 2013

Exhibit Index

Exhibit Number	Description

4.1
Fiscal and Paying Agency Agreement between Discover Bank and U.S. Bank National Association dated as of February 21, 2013 (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on February 21, 2013 and incorporated herein by reference thereto).

10.1	Form 2013 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan

10.2	Form 2013 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.