Form 10-Q
period 2013-06-30
Discover Financial Services
filed 2013-07-30
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 24, 2013, there were 483,787,663 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013

Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover®, PULSE®, Cashback Bonus®, Discover Cashback CheckingSM, Discover® More® Card, Discover it®, Discover® MotivaSM Card, Discover® Open Road® Card, Discover® Network and Diners Club International®. All other trademarks, trade names and service marks included in this quarterly report on Form 10-Q are the property of their respective owners.

Part I.    FINANCIAL INFORMATION
Item 1.         Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	June 30, 2013	December 31, 2012
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$5,744	$2,584
Restricted cash	537	290
Investment securities:
Available-for-sale (amortized cost of $4,825 and $6,031 at June 30, 2013 and December 31, 2012, respectively)	4,872	6,145
Held-to-maturity (fair value of $70 and $89 at June 30, 2013 and December 31, 2012, respectively)	71	87
Total investment securities	4,943	6,232
Loan receivables:
Mortgage loans held for sale, measured at fair value	275	355
Loan portfolio:
Credit card	49,791	51,135
Other	7,203	6,406
Purchased credit-impaired loans	4,434	4,702
Total loan portfolio	61,428	62,243
Total loan receivables	61,703	62,598
Allowance for loan losses	(1,556)	(1,788)
Net loan receivables	60,147	60,810
Premises and equipment, net	607	538
Goodwill	284	286
Intangible assets, net	191	189
Other assets	2,491	2,562
Total assets	$74,944	$73,491
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$42,423	$42,077
Non-interest bearing deposit accounts	145	136
Total deposits	42,568	42,213
Short-term borrowings	262	327
Long-term borrowings	18,033	17,666
Accrued expenses and other liabilities	3,633	3,412
Total liabilities	64,496	63,618
Commitments, contingencies and guarantees (Notes 9, 12, and 13)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 554,994,351 and 553,350,975 shares issued at June 30, 2013 and December 31, 2012, respectively	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued or outstanding and aggregate liquidation preference of $575 at June 30, 2013 and December 31, 2012	560	560
Additional paid-in capital	3,650	3,598
Retained earnings	8,629	7,472
Accumulated other comprehensive loss	(107)	(72)
Treasury stock, at cost; 69,449,866 and 55,489,104 shares at June 30, 2013 and December 31, 2012, respectively	(2,289)	(1,690)
Total stockholders’ equity	10,448	9,873
Total liabilities and stockholders’ equity	$74,944	$73,491
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

	June 30, 2013	December 31, 2012
	(unaudited) (dollars in millions)
Assets
Restricted cash	$531	$280
Credit card loan receivables	33,039	34,782
Purchased credit-impaired loans	2,392	2,539
Allowance for loan losses allocated to securitized loan receivables	(916)	(1,110)
Other assets	31	29
Liabilities
Long-term borrowings	$15,548	$15,933
Accrued interest payable	9	11

See Notes to Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited) (dollars in millions, except per share amounts)
Interest income:
Credit card loans	$1,463	$1,411	$2,914	$2,825
Other loans	241	210	475	415
Investment securities	19	21	39	39
Other interest income	4	4	7	8
Total interest income	1,727	1,646	3,435	3,287
Interest expense:
Deposits	184	210	370	434
Short-term borrowings	1	—	2	—
Long-term borrowings	112	122	223	247
Total interest expense	297	332	595	681
Net interest income	1,430	1,314	2,840	2,606
Provision for loan losses	240	262	399	346
Net interest income after provision for loan losses	1,190	1,052	2,441	2,260
Other income:
Discount and interchange revenue, net	308	273	571	513
Protection products revenue	88	102	176	205
Loan fee income	76	78	157	159
Transaction processing revenue	47	56	100	105
Gain on investments	—	—	3	—
Gain on origination and sale of mortgage loans	51	7	102	7
Other income	41	36	84	74
Total other income	611	552	1,193	1,063
Other expense:
Employee compensation and benefits	285	253	575	499
Marketing and business development	185	121	354	249
Information processing and communications	85	71	163	143
Professional fees	101	108	205	212
Premises and equipment	20	19	39	37
Other expense	144	186	237	290
Total other expense	820	758	1,573	1,430
Income before income tax expense	981	846	2,061	1,893
Income tax expense	379	321	786	718
Net income	$602	$525	$1,275	$1,175
Net income allocated to common stockholders	$588	$520	$1,247	$1,164
Basic earnings per share	$1.20	$0.99	$2.53	$2.21
Diluted earnings per share	$1.20	$0.99	$2.52	$2.21
Dividends declared per share	$0.20	$0.10	$0.20	$0.20

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited) (dollars in millions)
Net income	$602	$525	$1,275	$1,175
Other comprehensive (loss) income, net of taxes
Unrealized (loss) gain on securities available for sale, net of tax	(31)	15	(42)	7
Unrealized gain (loss) on cash flow hedges, net of tax	8	—	7	(2)
Unrealized pension and post-retirement plan gain, net of tax	—	—	—	1
Other comprehensive (loss) income	(23)	15	(35)	6
Comprehensive income	$579	$540	$1,240	$1,181

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2011	—	$—	549,958	$5	$3,515	$5,351	$(49)	$(464)	$8,358
Net income	—	—	—	—	—	1,175	—	—	1,175
Other comprehensive income	—	—	—	—	—	—	6	—	6
Purchases of treasury stock	—	—	—	—	—	—	—	(540)	(540)
Common stock issued under employee benefit plans	—	—	28	—	1	—	—	—	1
Common stock issued and stock-based compensation expense	—	—	2,397	—	44	—	—	—	44
Dividends declared—common stock	—	—	—	—	—	(104)	—	—	(104)
Balance at June 30, 2012	—	$—	552,383	$5	$3,560	$6,422	$(43)	$(1,004)	$8,940

Balance at December 31, 2012	575	$560	553,351	$5	$3,598	$7,472	$(72)	$(1,690)	$9,873
Net income	—	—	—	—	—	1,275	—	—	1,275
Other comprehensive loss	—	—	—	—	—	—	(35)	—	(35)
Purchases of treasury stock	—	—	—	—	—	—	—	(599)	(599)
Common stock issued under employee benefit plans	—	—	36	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	1,607	—	50	—	—	—	50
Dividends declared — common and Series B preferred stock	—	—	—	—	—	(118)	—	—	(118)
Balance at June 30, 2013	575	$560	554,994	$5	$3,650	$8,629	$(107)	$(2,289)	$10,448

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2013	2012
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$1,275	$1,175
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	399	346
Deferred income taxes	163	127
Depreciation and amortization on premises and equipment	56	47
Amortization of deferred revenues	(94)	(101)
Other depreciation and amortization	107	82
Accretion of accretable yield on acquired loans	(139)	(154)
Gain on investments	(3)	—
Loss on equity method and other investments	8	5
Gain on origination and sale of loans	(102)	(7)
Stock-based compensation expense	31	21
Proceeds from sale of mortgage loans originated for sale	2,618	—
Net principal disbursed on mortgage loans originated for sale	(2,445)	(98)
Changes in assets and liabilities:
Increase in other assets	(86)	(66)
Increase in accrued expenses and other liabilities	299	135
Net cash provided by operating activities	2,087	1,512
Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	1,280	1,025
Purchases of available-for-sale investment securities	(89)	(1,319)
Maturities of held-to-maturity investment securities	17	4
Purchases of held-to-maturity investment securities	(1)	(1)
Proceeds from sale of student loans held for sale	—	268
Net principal disbursed on loans originated for investment	578	532
Purchases of loan receivables	(136)	(261)
Purchase of net assets of a business	—	(49)
Purchases of other investments	(53)	(20)
Proceeds from sale of other investments	—	—
Increase in restricted cash	(247)	(596)
Proceeds from sale of premises and equipment	—	1
Purchases of premises and equipment	(117)	(63)
Net cash provided by investing activities	1,232	(479)
Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(109)	96
Proceeds from issuance of securitized debt	2,700	3,449
Maturities and repayment of securitized debt	(3,103)	(2,241)
Premium paid on debt exchange	—	(114)
Proceeds from issuance of other long-term borrowings	750	—
Repayment of long-term borrowings and bank notes	—	(5)
Payment of contingent consideration for purchase of net assets of a business, at fair value	(9)	—
Proceeds from issuance of common stock	7	15
Purchases of treasury stock	(601)	(540)
Net increase in deposits	393	2,150
Dividends paid on common and preferred stock	(187)	(107)
Net cash (used for) provided by financing activities	(159)	2,703
Net increase in cash and cash equivalents	3,160	3,736
Cash and cash equivalents, at beginning of period	2,584	2,335
Cash and cash equivalents, at end of period	$5,744	$6,071
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$521	$640
Income taxes, net of income tax refunds	$798	$655
Non-cash investing and financing transactions:
Initial fair value of contingent consideration to be paid for purchase of net assets of a business	$—	$9
Assumption of debt by buyer related to loans sold	$—	$425

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
Description of Business. Discover Financial Services (“DFS” or the “Company”) is a direct banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Through its Discover Bank subsidiary, a Delaware state-chartered bank, the Company offers its customers credit card loans, private student loans, personal loans, and deposit products. Through its Discover Home Loans, Inc. subsidiary, the Company offers its customers home loans. Through its DFS Services LLC subsidiary and its subsidiaries, the Company operates the Discover Network, the PULSE network (“PULSE”), and Diners Club International (“Diners Club”). The Discover Network is a payment card transaction processing network for Discover-branded credit cards and credit, debit and prepaid cards issued by third parties, which the Company refers to as network partners. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees that issue Diners Club branded charge cards and/or provide card acceptance services.
The Company’s business segments are Direct Banking and Payment Services. The Direct Banking segment includes consumer banking and lending products, specifically Discover-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including private student loans, personal loans, home loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, the Company's credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.
The Payment Services segment includes PULSE, Diners Club and the Company’s network partners business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties. This segment also includes the business operations of Diners Club Italy, which primarily consist of issuing Diners Club charge cards. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club.
Change in Fiscal Year End. On December 3, 2012, the Company's board of directors approved a change in the Company’s fiscal year end from November 30 to December 31 of each year. This fiscal year change was effective January 1, 2013. As a result of the change, the Company had a one month transition period in December 2012. The unaudited results for the one month ended December 31, 2012 and 2011 are included in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013. The audited results for the one month ended December 31, 2012 and the unaudited results for the one month ended December 31, 2011 will be included in the Company’s annual report on Form 10-K for the year ending December 31, 2013.
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2012 audited consolidated financial statements filed with the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2012. Beginning with the 2012 Form 10-K, the Company began reporting all dollar amounts in millions. In certain circumstances, this change in rounding resulted in prior year disclosures being removed.
Recently Issued Accounting Pronouncements. In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The standard permits the Fed Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes. The new guidance is effective for hedging relationships entered into on or after July 17, 2013 and is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 applies to long-lived intangible assets, other than goodwill, that are not subject to amortization on the basis that they have indefinite useful lives. This standard is intended to simplify impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the new standard, a company will not be required to calculate the fair value of the intangible asset unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that asset is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative impairment test that exists under current GAAP must be completed; otherwise, the asset is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment of the asset). The amended impairment guidance does not affect the manner in which fair value is determined. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company's non-amortizable intangibles consist of $155 million of acquired trade names and other assets primarily associated with Diners Club. Because this standard impacts the impairment analysis only, it will have no effect on the Company's financial condition, results of operations or cash flows.
2.    Business Combinations
Acquisition of Diners Club Italia S.r.l. ("Diners Club Italy") and Dinit d.o.o. ("Dinit"). On May 21, 2013, through its Discover Financial Services (UK) Limited subsidiary, the Company acquired Diners Club Italy and its wholly-owned subsidiary Dinit to support business operations and the Company's global payments strategy. The cash consideration paid for the acquisition was one euro. Subsequent to the purchase, a capital infusion of approximately €45 million (approximately $58 million) was executed primarily to settle outstanding debt. The primary assets acquired as part of the purchase were charge card receivables of approximately $34 million, which were recorded in the Payment Services segment. Since the acquisition date, the results of operations and cash flows from Diners Club Italy and Dinit have been included in the Company's consolidated results of operations and cash flows, and did not have a material impact to the Company.
Acquisition of the net assets of Home Loan Center, Inc. On June 6, 2012, through its Discover Home Loans, Inc. subsidiary, the Company acquired substantially all of the operating and related assets and certain liabilities of Home Loan Center, Inc. ("Home Loan Center"), a subsidiary of Tree.com, Inc., adding a residential mortgage lending component to the Company's direct banking business. In exchange for the net assets acquired, the Company paid an aggregate of $49 million, including payments made prior to the closing that were applied to the closing price. A portion of such amount is being held in escrow pending Home Loan Center's ability to discharge certain contingent liabilities related to loans previously sold to secondary market investors. These contingent liabilities were not assumed by the Company. During the second quarter of 2013, an additional $10 million of purchase price due on the first anniversary of the closing was paid as certain conditions were satisfied. Since the acquisition date, the results of operations and cash flows of Discover Home Loans, Inc. have been included in the Company's consolidated results of operations and cash flows.

3.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	June 30, 2013	December 31, 2012
U.S. Treasury securities	$2,068	$2,460
U.S. government agency securities	1,570	2,233
States and political subdivisions of states	24	34
Other securities:
Credit card asset-backed securities of other issuers	41	151
Residential mortgage-backed securities - Agency (1)	1,240	1,354
Total other securities	1,281	1,505
Total investment securities	$4,943	$6,232

(1)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2013
Available-for-Sale Investment Securities (1)
U.S. Treasury securities	$2,036	$31	$—	$2,067
U.S. government agency securities	1,540	30	—	1,570
Credit card asset-backed securities of other issuers	40	1	—	41
Residential mortgage-backed securities - Agency	1,209	—	(15)	1,194
Total available-for-sale investment securities	$4,825	$62	$(15)	$4,872
Held-to-Maturity Investment Securities (2)
U.S. Treasury securities (3)	$1	$—	$—	$1
States and political subdivisions of states	24	—	(1)	23
Residential mortgage-backed securities - Agency (4)	46	—	—	46
Total held-to-maturity investment securities	$71	$—	$(1)	$70

At December 31, 2012
Available-for-Sale Investment Securities (1)
U.S. Treasury securities	$2,413	$46	$—	$2,459
U.S. government agency securities	2,187	46	—	2,233
Credit card asset-backed securities of other issuers	149	2	—	151
Residential mortgage-backed securities - Agency	1,282	20	—	1,302
Total available-for-sale investment securities	$6,031	$114	$—	$6,145
Held-to-Maturity Investment Securities (2)
U.S. Treasury securities (3)	$1	$—	$—	$1
States and political subdivisions of states	34	—	—	34
Residential mortgage-backed securities - Agency (4)	52	2	—	54
Total held-to-maturity investment securities	$87	$2	$—	$89

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position as of June 30, 2013 (dollars in millions). There were no material securities in a loss position as of December 31, 2012.

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2013
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	21	$1,125	$15	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$16	$1	$1	$—

The Company received $269 million and $588 million of proceeds related to maturities, redemptions, or liquidation of investment securities during the three months ended June 30, 2013 and 2012, respectively, and $578 million and $1.0 billion during the six months ended June 30, 2013 and 2012, respectively.
The Company records gains and losses on investment securities in other income when investments are sold or liquidated, when the Company believes an investment is other than temporarily impaired prior to the disposal of the investment, or in certain other circumstances. Proceeds from the sales of available-for-sale investment securities, comprised of U.S. Treasury securities and U.S. government agency securities, were $719 million during the six months ended June 30, 2013. The Company recognized gains on investments of $3 million during this period, which were recorded entirely in earnings. These gains were driven primarily by gains on sales of available-for-sale investment securities of $2 million, which were calculated using the specific identification method. There were no gains or losses related to sales of investment securities during the three months ended June 30, 2013 or the three and six months ended June 30, 2012. There were no gains or losses related to other than temporary impairments during the three and six months ended June 30, 2013 or 2012.
The Company records unrealized gains and losses on its available-for-sale investment securities in other comprehensive income. For the three months ended June 30, 2013 and 2012, the Company recorded net unrealized losses of $51 million ($31 million after tax) and net unrealized gains of $24 million ($15 million after tax), respectively, in other comprehensive income. For the six months ended June 30, 2013 and 2012, the Company recorded net unrealized losses of $67 million ($42 million after tax) and net unrealized gains of $12 million ($7 million after tax), respectively, in other comprehensive income.
Maturities of available-for-sale debt securities and held-to-maturity debt securities at June 30, 2013 are provided in the table below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale—Amortized Cost (1)
U.S. Treasury securities	$540	$1,496	$—	$—	$2,036
U.S. government agency securities	131	1,409	—	—	1,540
Credit card asset-backed securities of other issuers	40	—	—	—	40
Residential mortgage-backed securities - Agency	—	—	347	862	1,209
Total available-for-sale investment securities	$711	$2,905	$347	$862	$4,825
Held-to-maturity—Amortized Cost (2)
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	1	1	—	22	24
Residential mortgage-backed securities - Agency(3)	—	—	—	46	46
Total held-to-maturity investment securities	$2	$1	$—	$68	$71
Available-for-sale—Fair Values (1)
U.S. Treasury securities	$542	$1,525	$—	$—	$2,067
U.S. government agency securities	131	1,439	—	—	1,570
Credit card asset-backed securities of other issuers	41	—	—	—	41
Residential mortgage-backed securities - Agency	—	—	344	850	1,194
Total available-for-sale investment securities	$714	$2,964	$344	$850	$4,872
Held-to-maturity—Fair Values (2)
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	1	1	—	21	23
Residential mortgage-backed securities - Agency(3)	—	—	—	46	46
Total held-to-maturity investment securities	$2	$1	$—	$67	$70

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

Other Investments. As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting, and are recorded within other assets, and the related commitment for future investments is recorded in other liabilities within the statement of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statement of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of June 30, 2013 and December 31, 2012, the Company had outstanding investments in these entities of $280 million and $259 million, respectively, and related contingent liabilities of $72 million and $79 million, respectively.

4.	Loan Receivables
The Company has three portfolio segments: credit card loans, other loans and purchased credit-impaired ("PCI") student loans. Within these portfolio segments, the Company has classes of receivables which are depicted in the table below (dollars in millions):

	June 30, 2013	December 31, 2012
Mortgage loans held for sale (1)	$275	$355
Loan portfolio:
Credit card loans:
Discover card (2)	49,584	50,929
Discover business card	207	206
Total credit card loans	49,791	51,135
Other loans:
Personal loans	3,630	3,296
Private student loans	3,447	3,072
Other	126	38
Total other loans	7,203	6,406
PCI student loans (3)	4,434	4,702
Total loan portfolio	61,428	62,243
Total loan receivables	61,703	62,598
Allowance for loan losses	(1,556)	(1,788)
Net loan receivables	$60,147	$60,810

(1)	Substantially all mortgage loans held for sale are pledged as collateral against the warehouse line of credit used to fund consumer residential loans.

(2)
Amounts include $18.3 billion and $18.8 billion underlying investors’ interest in trust debt at June 30, 2013 and December 31, 2012, respectively, and $14.8 billion and $16.0 billion in seller's interest at June 30, 2013 and December 31, 2012, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for further information.

(3)
Amounts include $2.4 billion and $2.5 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation (SLC) securitization trusts at June 30, 2013 and December 31, 2012, respectively. See Note 5: Credit Card and Student Loan Securitization Activities. Of the remaining $2.0 billion and $2.2 billion at June 30, 2013 and December 31, 2012, respectively, that were not pledged as collateral, approximately $19 million and $17 million represent loans eligible for reimbursement through an indemnification claim, respectively. Discover Bank must purchase such loans from the trust before a claim may be filed.

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

Information related to the delinquencies and net charge-offs in the Company’s loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “Purchased Credit-Impaired Loans” (dollars in millions):

Delinquent and Non-Accruing Loans:
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At June 30, 2013
Credit card loans:
Discover card (2)	$390	$396	$786	$351	$163
Discover business card	1	2	3	2	1
Total credit card loans	391	398	789	353	164
Other loans:
Personal loans (3)	16	7	23	5	5
Private student loans (excluding PCI) (4)	35	13	48	9	4
Other	—	1	1	—	31
Total other loans (excluding PCI)	51	21	72	14	40
Total loan receivables (excluding PCI)	442	419	861	367	204

At December 31, 2012
Credit card loans:
Discover card (2)	$455	$458	$913	$407	$183
Discover business card	2	2	4	2	1
Total credit card loans	457	460	917	409	184
Other loans:
Personal loans (3)	18	8	26	7	4
Private student loans (excluding PCI) (4)	28	9	37	7	2
Other	—	1	1	—	2
Total other loans (excluding PCI)	46	18	64	14	8
Total loan receivables (excluding PCI)	503	478	981	423	192

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $7 million and $8 million for the three months ended June 30, 2013 and 2012, respectively, and was $15 million and $16 million for the six months ended June 30, 2013 and 2012, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent rates.

(2)
Consumer credit card loans that are 90 or more days delinquent and accruing interest include $41 million and $52 million of loans accounted for as troubled debt restructurings at June 30, 2013 and December 31, 2012, respectively.

(3)
Personal loans that are 90 or more days delinquent and accruing interest include $1 million and $2 million of loans accounted for as troubled debt restructurings at June 30, 2013 and December 31, 2012, respectively.

(4)
Private student loans that are 90 or more days delinquent and accruing interest include $2 million of loans accounted for as troubled debt restructurings at each of June 30, 2013 and December 31, 2012.

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

Net Charge-Offs:
	For the Three Months Ended June 30,
	2013		2012
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans:
Discover card	$284	2.34%	$312	2.72%
Discover business card	2	2.14%	2	3.45%
Total credit card loans	286	2.34%	314	2.72%
Other loans:
Personal loans	19	2.24%	17	2.25%
Private student loans (excluding PCI)	13	1.58%	4	0.73%
Total other loans (excluding PCI)	32	1.83%	21	1.54%
Net charge-offs as a percentage of total loans (excluding PCI)	$318	2.27%	$335	2.60%
Net charge-offs as a percentage of total loans (including PCI)	$318	2.10%	$335	2.37%

	For the Six Months Ended June 30,
	2013		2012
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans:
Discover card	$570	2.35%	$648	2.81%
Discover business card	3	2.40%	4	3.69%
Total credit card loans	573	2.35%	652	2.82%
Other loans:
Personal loans	38	2.27%	34	2.40%
Private student loans (excluding PCI)	20	1.21%	7	0.60%
Total other loans (excluding PCI)	58	1.67%	41	1.56%
Net charge-offs as a percentage of total loans (excluding PCI)	$631	2.26%	$693	2.68%
Net charge-offs as a percentage of total loans (including PCI)	$631	2.09%	$693	2.44%

As part of credit risk management activities, on an ongoing basis the Company reviews information related to the performance of a customer’s account with the Company as well as information from credit bureaus, such as FICO or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed monthly or quarterly thereafter to assist in predicting customer behavior. Historically, the Company has noted that a significant proportion of delinquent accounts have FICO scores below 660. The following table provides the most recent FICO scores available for the Company’s customers as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
At June 30, 2013
Discover card	83%	17%
Discover business card	92%	8%
Personal loans	97%	3%
Private student loans (excluding PCI) (1)	95%	5%

At December 31, 2012
Discover card	83%	17%
Discover business card	91%	9%
Personal loans	97%	3%
Private student loans (excluding PCI) (1)	95%	5%

(1)	PCI loans are discussed under the heading "Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At June 30, 2013 and December 31, 2012, there were $118 million and $183 million of loans in forbearance, respectively. In addition, at June 30, 2013 and December 31, 2012, there were 2.1% and 3.4% of private student loans in forbearance as a percentage of student loans in repayment and forbearance, respectively. At December 31, 2012, the dollar amount of loans in forbearance and loans in forbearance as a percentage of private student loans in repayment and forbearance were higher due to administrative forbearances that were offered to certain customers impacted by Hurricane Sandy.
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
The Company bases its allowance for loan losses on several analyses that help estimate incurred losses as of the balance sheet date. While the Company’s estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. The Company uses a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The loan balances used in the migration analysis represent all amounts contractually due and, as a result, the migration analysis captures principal, interest and fee components in estimating uncollectible accounts. The Company uses other analyses to estimate losses incurred on non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, current economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, and forecasting uncertainties. The Company primarily estimates its allowance for loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest and/or certain loans that have defaulted from a loan modification program, as discussed below under the section entitled "- Impaired Loans and Troubled Debt Restructurings." Certain other loans, including non-performing Diners Club licensee loans, are not represented in our migration analysis and are individually evaluated for impairment.

The following tables provide changes in the Company’s allowance for loan losses for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, respectively (dollars in millions):

	For the Three Months Ended June 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,453	$97	$83	$1	$1,634
Additions:
Provision for loan losses	193	20	12	15	240
Deductions:
Charge-offs	(417)	(22)	(14)	—	(453)
Recoveries	131	3	1	—	135
Net charge-offs	(286)	(19)	(13)	—	(318)
Balance at end of period	$1,360	$98	$82	$16	$1,556

	For the Three Months Ended June 30, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,822	$91	$58	$—	$1,971
Additions:
Provision for loan losses	231	16	14	1	262
Deductions:
Charge-offs	(463)	(18)	(4)	—	(485)
Recoveries	149	1	—	—	150
Net charge-offs	(314)	(17)	(4)	—	(335)
Balance at end of period	$1,739	$90	$68	$1	$1,898

	For the Six Months Ended June 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	320	37	27	15	399
Deductions:
Charge-offs	(839)	(42)	(21)	—	(902)
Recoveries	266	4	1	—	271
Net charge-offs	(573)	(38)	(20)	—	(631)
Balance at end of period	$1,360	$98	$82	$16	$1,556

	For the Six Months Ended June 30, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$2,101	$85	$59	$—	$2,245
Additions:
Provision for loan losses	290	39	16	1	346
Deductions:
Charge-offs	(953)	(36)	(7)	—	(996)
Recoveries	301	2	—	—	303
Net charge-offs	(652)	(34)	(7)	—	(693)
Balance at end of period	$1,739	$90	$68	$1	$1,898

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$70	$87	$147	$186
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$14	$17	$30	$36

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio (which excludes loans held for sale) by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans	Other Loans	Total
At June 30, 2013
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,148	$95	$77	$—	$1,320
Evaluated for impairment in accordance with ASC 310-10-35 (1)(2)	212	3	5	16	236
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	—	—	—
Total allowance for loan losses	$1,360	$98	$82	$16	$1,556
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$48,604	$3,605	$3,426	$41	$55,676
Evaluated for impairment in accordance with ASC 310-10-35 (1)(2)	1,187	25	21	85	1,318
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	4,434	—	4,434
Total recorded investment	$49,791	$3,630	$7,881	$126	$61,428

At December 31, 2012
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,433	$95	$71	$1	$1,600
Evaluated for impairment in accordance with ASC 310-10-35 (1)(2)	180	4	4	—	188
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	—	—	—
Total allowance for loan losses	$1,613	$99	$75	$1	$1,788
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$49,826	$3,275	$3,056	$38	$56,195
Evaluated for impairment in accordance with ASC 310-10-35 (1)(2)	1,309	21	16	—	1,346
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	4,702	—	4,702
Total recorded investment	$51,135	$3,296	$7,774	$38	$62,243

(1)
Credit card loans, personal loans and student loans represent loans collectively evaluated for impairment in accordance with ASC 310-40, Receivables, which consists of modified loans accounted for as troubled debt restructurings. Other loans are individually evaluated for impairment and do not represent troubled debt restructurings.

(2)
The unpaid principal balance of credit card loans was $1.0 billion and $1.1 billion at June 30, 2013 and December 31, 2012, respectively. The unpaid principal balance of personal loans was $25 million and $21 million at June 30, 2013 and December 31, 2012, respectively. The unpaid principal balance of student loans was $20 million and $15 million at June 30, 2013 and December 31, 2012, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

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
For personal loan customers, the Company offers two temporary programs which normally consist of a reduction of the minimum payment for a period of no longer than 12 months with a final balloon payment required at the end of the loan term. In addition, the temporary APR reduction program also provides an interest rate reduction for up to 12 months. The permanent programs involve changing the terms of the loan in order to pay off the outstanding balance over the new term for a period no longer than 4 years. The total term, including both the original and renegotiated terms, generally does not exceed 9 years. The Company offers another permanent program which modifies the interest rate along with the term of the loan. The Company also allows loan modifications for personal loan customers who request financial assistance through external sources, similar to credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans modified through temporary and permanent internal programs are accounted for as troubled debt restructurings.
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

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended June 30, 2013
Credit card loans
Modified credit card loans (3)	$270	$12	$1
Internal programs	$470	$2	$16
External programs	$476	$9	$2
Personal loans (4)	$24	$—	N/A
Student loans (4)	$20	$1	N/A

For the Three Months Ended June 30, 2012
Credit card loans
Modified credit card loans (3)	$268	$12	$—
Internal programs	$568	$5	$18
External programs	$602	$12	$2
Personal loans (4)	$14	$1	N/A
Student loans (4)	$9	$—	N/A

For the Six Months Ended June 30, 2013
Credit card loans
Modified credit card loans (3)	$275	$25	$2
Internal programs	$480	$5	$33
External programs	$492	$19	$5
Personal loans (4)	$23	$1	N/A
Student loans (4)	$19	$1	N/A

For the Six Months Ended June 30, 2012
Credit card loans
Modified credit card loans (3)	$272	$24	$1
Internal programs	$569	$9	$36
External programs	$617	$26	$4
Personal loans (4)	$13	$1	N/A
Student loans (4)	$8	$—	N/A

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

In order to evaluate the primary financial effects which resulted from credit card loans entering into a loan modification program during the three and six months ended June 30, 2013 and 2012, the Company quantified the amount by which interest and fees were reduced during the period. During the three months ended June 30, 2013 and 2012, the Company forgave approximately $9 million and $11 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program. During the six months ended June 30, 2013 and 2012, the Company forgave approximately $20 million and $23 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.
The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended June 30,
	2013		2012
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	9,076	$57	12,515	$85
External programs	8,456	$45	9,802	$54
Personal loans	510	$6	453	$6
Student loans	126	$3	127	$3

	For the Six Months Ended June 30,
	2013		2012
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	19,478	$123	27,665	$191
External programs	17,987	$97	20,752	$117
Personal loans	953	$12	877	$11
Student loans	298	$7	240	$5

The following table presents the carrying value of loans that experienced a payment default during the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012 that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended June 30,
	2013		2012
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card (1)(2)(3):
Internal programs	2,512	$16	3,984	$27
External programs	1,970	$8	2,314	$11
Personal loans (2)	61	$1	42	$1
Student loans (4)	56	$2	61	$2

	For the Six Months Ended June 30,
	2013		2012
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card (1)(2)(3):
Internal programs	5,392	$34	8,365	$57
External programs	4,221	$18	5,095	$24
Personal loans (2)	85	$1	77	$1
Student loans (4)	191	$5	162	$4

(1)	The outstanding balance upon default is the loan balance at the end of the month prior to default.

(2)	A customer defaults from a modification program after two consecutive missed payments.

(3)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked.

(4)	Student loan defaults have been defined as 60 or more days delinquent.
Of the account balances that defaulted as shown above for the three months ended June 30, 2013 and 2012, approximately 47% and 44%, respectively, of the total balances charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the six months ended June 30, 2013 and 2012, approximately 46% and 43%, respectively, of the total balances charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and that have not subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "- Allowance for Loan Losses."
Purchased Credit-Impaired Loans. Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the Student Loan Corporation ("SLC") transaction, as well as the additional private student loan portfolio acquired from Citibank, comprise the Company’s only PCI loans at June 30, 2013 and December 31, 2012. Total PCI student loans had an outstanding balance of $4.9 billion and $5.2 billion, including accrued interest, and a related carrying amount of $4.4 billion and $4.7 billion as of June 30, 2013 and December 31, 2012, respectively.
Certain PCI student loans in one of the three SLC securitization trusts are covered by an indemnification agreement with Citibank for credit losses. The indemnified loans are presented along with all other PCI student loans and the related indemnification asset is recognized as a separate asset on the Company’s condensed consolidated statement of financial condition.

The following table provides changes in accretable yield for the acquired loans for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012 (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$2,021	$2,391	$2,072	$2,554
Accretion into interest income	(69)	(77)	(139)	(154)
Other changes in expected cash flows	—	(27)	19	(113)
Balance at end of period	$1,952	$2,287	$1,952	$2,287

Periodically the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments, and certain other assumptions that affect cash flows. While there were no changes to overall credit loss assumptions during the three and six months ended June 30, 2013, changes to other cash flow expectations during the six months ended June 30, 2013 resulted in the changes to accretable yield reflected in the table above. There were no changes to accretable yield attributable to changes in other cash flow expectations during the three months ended June 30, 2013. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At June 30, 2013, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.16% and 0.74%, respectively. At December 31, 2012, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.68% and 0.86%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 1.45% and 1.46% for the three months ended June 30, 2013 and 2012, respectively, and 1.44% and 1.38% for the six months ended June 30, 2013 and 2012, respectively.
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
The following table provides a summary of the initial unpaid principal balance of mortgage loans sold by type of loan for the three and six months ended June 30, 2013 (dollars in millions)(1):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013		2013
	Amount	%	Amount	%
Conforming (2)	$838	63.63%	$1,503	59.76%
FHA (3)	479	36.37%	1,012	40.24%
Total	$1,317	100.00%	$2,515	100.00%

(1)
The Company did not begin originating mortgage loans until after it acquired the assets of Home Loan Center on June 6, 2012. Therefore, there were no sales of mortgage loans for the three or six month periods ended June 30, 2012. See Note 2: Business Combinations for further discussion.

(2)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(3)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The loan amount must be within certain limits.

The following table represents the loans held for sale by type of loan (dollars in millions):

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
Conforming (1)	$201	73.09%	$177	49.86%
FHA (2)	74	26.91%	178	50.14%
Total	$275	100.00%	$355	100.00%

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The loan amount must be within certain limits.

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

	June 30, 2013	December 31, 2012
Cash collateral accounts	$84	$93
Collections and interest funding accounts	356	91
Restricted cash	440	184
Investors’ interests held by third-party investors	13,576	13,768
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	4,693	5,038
Seller’s interest	14,770	15,976
Loan receivables (1)	33,039	34,782
Allowance for loan losses allocated to securitized loan receivables (1)	(916)	(1,110)
Net loan receivables	32,123	33,672
Other	31	29
Carrying value of assets of consolidated variable interest entities	$32,594	$33,885

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
The Company is required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest requirement. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those certificated interests held by the Company). If the level of receivables in the trust was to fall below the required minimum, the Company would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Sellers' interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. We retain significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCMT and DCENT. In addition, the Company has the right to remove a random selection of accounts which would serve to decrease the amount of credit card loan receivables restricted for securitization investors, subject to certain requirements including that the mimimum seller's interest is still met.
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
In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of June 30, 2013, no economic or other early amortization events have occurred.
The tables below provide information concerning investors’ interests and related excess spreads at June 30, 2013 (dollars in millions):

	Investors’ Interests (1)	# of Series Outstanding
Discover Card Master Trust I	$1,309	3
Discover Card Execution Note Trust (DiscoverSeries notes)	16,960	36
Total investors’ interests	$18,269	39

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread (1)
Group excess spread percentage	13.10%
DiscoverSeries excess spread percentage	13.06%

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

The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	June 30, 2013	December 31, 2012
Restricted cash	$91	$96
Student loan receivables	2,392	2,539
Carrying value of assets of consolidated variable interest entities	$2,483	$2,635

6.	Deposits
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
As of June 30, 2013 and December 31, 2012, the Company had approximately $29.0 billion and $28.0 billion, respectively, of direct-to-consumer deposits and approximately $13.4 billion and $14.1 billion, respectively, of brokered deposits.
A summary of interest-bearing deposit accounts is as follows (dollars in millions):

	June 30, 2013	December 31, 2012
Certificates of deposit in amounts less than $100,000 (1)	$20,941	$21,070
Certificates of deposit from amounts of $100,000 (1) to less than $250,000 (1)	5,566	5,508
Certificates of deposit in amounts of $250,000 (1) or greater	1,337	1,280
Savings deposits, including money market deposit accounts	14,579	14,219
Total interest-bearing deposits	$42,423	$42,077
Average annual interest rate	1.70%	1.74%

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
At June 30, 2013, certificates of deposit maturing over the remainder of 2013, over each of the next four years, and thereafter were as follows (dollars in millions):

Year	Amount
2013	$7,244
2014	$9,047
2015	$4,871
2016	$2,715
2017	$1,952
Thereafter	$2,015

7.	Long-Term Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in millions):

	June 30, 2013		December 31, 2012
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Securitized Debt
Fixed rate asset-backed securities
Principal value (including discount of $1)	$4,699	2.01%	$4,549	2.87%	Various fixed rates	Various Feb 2015—July 2019
Fair value adjustment (1)	3		6
Book value	4,702		4,555
Floating rate asset-backed securities	8,376	0.45%	8,468	0.50%	1-month LIBOR(2) + 8 to 58 basis points	Various July 2013—February 2018
Floating rate asset-backed securities and other borrowings	500	0.47%	750	0.64%	Commercial Paper rate +30 basis points	March 2014
Total Discover Card Master Trust I and Discover Card Execution Note Trust	13,578		13,773
Floating rate asset-backed securities (including discount of $150)	1,099	0.50%	1,199	0.56%	3-month LIBOR(2) + 12 to 45 basis points	Various January 2019— July 2036(3)
Floating rate asset-backed securities (including discount of $3)	480	4.25%	528	4.25%	Prime rate +100 basis points	June 2031(3)
Floating rate asset-backed securities (including premium of $2)	115	4.00%	126	4.00%	Prime rate + 75 basis points	July 2042(3)
Floating rate asset-backed securities (including premium of $4)	276	3.69%	307	3.71%	1-month LIBOR(2) + 350 basis points	July 2042(3)
Total SLC Private Student Loan Trusts	1,970		2,160
Total Long-Term Borrowings—owed to securitization investors	15,548		15,933
Discover Financial Services (Parent Company)
Fixed rate senior notes due 2017
Principal value	400	6.45%	400	6.45%	Fixed	June 2017
Fair value adjustment (1)	13		21
Book value	413		421
Fixed rate senior notes due 2019	78	10.25%	78	10.25%	Fixed	July 2019
Fixed rate senior notes due 2022 (including discount of $107)	215	5.20%	211	5.20%	Fixed	April 2022
Fixed rate senior notes due 2022 (including discount of $171)	329	3.85%	324	3.85%	Fixed	November 2022
Discover Bank
Senior bank notes due 2018	750	2.00%	—	—%	Fixed	February 2018
Subordinated bank notes due 2019	200	8.70%	200	8.70%	Fixed	November 2019
Subordinated bank notes due 2020 (including discount of $2)	498	7.00%	497	7.00%	Fixed	April 2020
Capital lease obligations	2	4.51%	2	4.51%	Fixed	April 2016
Total long-term borrowings	$18,033		$17,666

(1)	The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in LIBOR. See Note 15: Derivatives and Hedging Activities.

(2)	London Interbank Offered Rate (“LIBOR”).

(3)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

Maturities. Long-term borrowings had the following maturities at June 30, 2013 (dollars in millions):

Year	Amount
Due in 2013	$338
Due in 2014	4,290
Due in 2015	3,304
Due in 2016	2,200
Due in 2017	2,062
Thereafter	5,839
Total	$18,033

In the fourth quarter 2012, the Company completed a private exchange offer, resulting in the exchange of $500 million outstanding aggregate principal amount of 8.70% Subordinated Notes due 2019 issued by Discover Bank for the same aggregate principal amount of new 3.85% Senior Notes due 2022 issued by Discover Financial Services and a cash premium paid of $176 million. The exchange was accounted for as a debt modification and not as an extinguishment. The entire outstanding aggregate principal amount of these notes was subsequently exchanged for substantially identical notes that were registered under the Securities Act of 1933. During the three and six months ended June 30, 2013, respectively, $3 million and $6 million of the premium paid was amortized and included in interest expense on the condensed consolidated statement of income.
During second quarter 2012, the Company completed a private exchange offer, resulting in the exchange of $322 million outstanding aggregate principal amount of 10.25% Senior Notes due 2019 for the same aggregate principal amount of new 5.20% Senior Notes due 2022 and a cash premium paid of $115 million. On April 27, 2012, the Company issued $308 million aggregate principal amount and, on May 8, 2012, the Company issued $14 million aggregate principal amount, respectively, of the 5.20% Senior Notes due 2022. The exchange was accounted for as a debt modification and not as an extinguishment. These notes were subsequently exchanged for substantially identical notes that were registered under the Securities Act of 1933. During each of the three months ended June 30, 2013 and 2012, respectively, $1 million and $1 million of the premium paid was amortized and included in interest expense on the condensed consolidated statement of income. During the six months ended June 30, 2013 and 2012, respectively, $3 million and $1 million of the premium paid was amortized and included in interest expense on the condensed consolidated statement of income.
The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of June 30, 2013, the total commitment of secured credit facilities through private providers was $7.5 billion, of which $500 million had been used and was included in long-term borrowings at June 30, 2013. Access to the unused portions of the secured credit facilities is dependent upon the agreement with each of the providers which have various expirations in 2014, 2015 and 2016. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in millions):

	Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax	Gain (Loss) on Cash Flow Hedges, Net of Tax	Pension and Post Retirement Plan Gain (Loss), Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2012	$52	$5	$(115)	$(58)
Net unrealized gains on investment securities, net of tax expense of $9 (1)	15	—	—	15
Balance at June 30, 2012	$67	$5	$(115)	$(43)

Balance at March 31, 2013	$60	$2	$(146)	$(84)
Other comprehensive income before reclassifications (1)(2)(3)(4)	(31)	10	—	(21)
Amounts reclassified from accumulated other comprehensive income (5)	—	(2)	—	(2)
Balance at June 30, 2013	$29	$10	$(146)	$(107)

Balance at December 31, 2011	$60	$7	$(116)	$(49)
Net unrealized gains on investment securities, net of tax expense of $5 (1)	7	—	—	7
Unrealized losses on cash flow hedges, net of tax benefit of $1 (2)	—	(2)	—	(2)
Unrealized pension and postretirement plan gain, net of tax expense (3)	—	—	1	1
Balance at June 30, 2012	$67	$5	$(115)	$(43)

Balance at December 31, 2012	$71	$3	$(146)	$(72)
Other comprehensive income before reclassifications (1)(2)(3)(4)	(41)	10	—	(31)
Amounts reclassified from accumulated other comprehensive income (5)	(1)	(3)	—	(4)
Balance at June 30, 2013	$29	$10	$(146)	$(107)

(1)	Represents the difference between the fair value and amortized cost of available-for-sale investment securities.

(2)	Represents unrealized gains (losses) related to effective portion of cash flow hedges.

(3)	Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation.

(4)
Unrealized losses on available-for-sale investments are net of tax benefit of $19 million and $24 million for the three and six months ended June 30, 2013, respectively. Unrealized gains on cash flow hedges are net of tax expense of $6 million for each of the three and six months ended June 30, 2013.

(5)
Amounts reclassified out of accumulated other comprehensive income for the three months ended June 30, 2013 did not result in material tax expense. Amounts reclassified out of accumulated other comprehensive income for the six months ended June 30, 2013 include unrealized gains of $1 million (net of tax expense of $1 million) on the sale of available-for-sale investments and unrealized gains of $3 million (net of tax expense of $1 million) on cash flow hedges recorded in other income and interest income, respectively, in the condensed consolidated statement of income.

9.	Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Current:
U.S. federal	$291	$262	$538	$511
U.S. state and local	44	39	82	78
International	2	1	3	2
Total	337	302	623	591
Deferred:
U.S. federal	38	17	149	117
U.S. state and local	4	2	14	10
Total	42	19	163	127
Income tax expense	$379	$321	$786	$718

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.4	3.2	3.3	3.3
Other	0.2	(0.3)	(0.2)	(0.4)
Effective income tax rate	38.6%	37.9%	38.1%	37.9%

The Company is subject to examination by the Internal Revenue Service (“IRS”) and the tax authorities in various states. The tax years under examination vary by jurisdiction. The Company is pursuing an administrative appeal of the IRS's proposed assessment for the years 1999 through 2005, when Discover was a subsidiary of Morgan Stanley. With respect to the issues still pending on appeal for the years 1999 through 2005, while the case is progressing through the appeals process, the Company believes that the ultimate outcome remains uncertain. It is reasonably possible that a settlement of the IRS appeal and certain state audits may be made within 12 months of the reporting date. At this time, the Company believes it is reasonably possible that a reduction in the amount of unrecognized tax benefits of $112 million could be recognized as a result of such settlement.

The IRS is currently examining 2006 through June 20, 2007, which is approximately the date that Discover spun off from Morgan Stanley. This period is also part of a Morgan Stanley audit. A separate post-spin examination covers the years 2008 through 2010. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that could result from such examinations.

10.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$602	$525	$1,275	$1,175
Preferred stock dividends	(10)	—	(19)	—
Net income available to common stockholders	592	525	1,256	1,175
Income allocated to participating securities	(4)	(5)	(9)	(11)
Net income allocated to common stockholders	$588	$520	$1,247	$1,164
Denominator:
Weighted average shares of common stock outstanding	489	523	492	527
Effect of dilutive common stock equivalents	1	1	2	1
Weighted average shares of common stock outstanding and common stock equivalents	490	524	494	528
Basic earnings per share	$1.20	$0.99	$2.53	$2.21
Diluted earnings per share	$1.20	$0.99	$2.52	$2.21

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three and six months ended June 30, 2013 and 2012, respectively.

11.	Capital Adequacy
The Company is subject to the capital adequacy guidelines of the Federal Reserve, and Discover Bank (the “Bank”), the Company’s main banking subsidiary, is subject to various regulatory capital requirements as administered by the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial position and results of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2013, the Company and the Bank met all capital adequacy requirements to which they were subject. Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of June 30, 2013, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.
The following table shows the actual capital amounts and ratios of the Company and the Bank as of June 30, 2013 and December 31, 2012 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total capital (to risk-weighted assets)
Discover Financial Services	$11,599	17.8%	$5,207	≥8.0%	$6,509	≥10.0%
Discover Bank	$10,165	15.9%	$5,130	≥8.0%	$6,412	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,079	15.5%	$2,603	≥4.0%	$3,905	≥6.0%
Discover Bank	$8,657	13.5%	$2,565	≥4.0%	$3,847	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,079	13.4%	$3,007	≥4.0%	$3,759	≥5.0%
Discover Bank	$8,657	11.7%	$2,961	≥4.0%	$3,701	≥5.0%

December 31, 2012
Total capital (to risk-weighted assets)
Discover Financial Services	$10,998	16.8%	$5,242	≥8.0%	$6,552	≥10.0%
Discover Bank	$9,615	14.9%	$5,172	≥8.0%	$6,465	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$9,470	14.5%	$2,621	≥4.0%	$3,931	≥6.0%
Discover Bank	$8,097	12.5%	$2,586	≥4.0%	$3,879	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$9,470	12.7%	$2,987	≥4.0%	$3,734	≥5.0%
Discover Bank	$8,097	11.0%	$2,936	≥4.0%	$3,670	≥5.0%

12.	Commitments, Contingencies and Guarantees
Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2022. At June 30, 2013, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in millions):

	Capitalized Leases	Operating Leases
2013	$—	$7
2014	1	14
2015	1	9
2016	—	9
2017	—	8
Thereafter	—	11
Total minimum lease payments	2	$58
Less: Amount representing interest	—
Present value of net minimum lease payments	$2

Unused commitments to extend credit. At June 30, 2013, the Company had unused commitments to extend credit for loans of approximately $163.4 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
Mortgage Loans Representations and Warranties. The Company sells loans it originates to investors on a servicing released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company is required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At June 30, 2013, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition. The related provision was included in other income on the condensed consolidated statements of income
Guarantees. The Company has obligations under certain guarantee arrangements, including contracts and indemnification agreements, which contingently require the Company to make payments to the guaranteed party based on changes in an underlying asset, liability or equity security of a guaranteed party, rate or index. Also included as guarantees are contracts that contingently require the Company to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. The Company’s use of guarantees is disclosed below by type of guarantee.
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

June 30, 2013
Diners Club:
Merchant guarantee (in millions)	$242
PULSE:
ATM guarantee (in millions)	$1

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of June 30, 2013, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million subject to annual adjustment based on actual transaction experience. However, as of June 30, 2013, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.
Merchant Chargeback Guarantees. The Company issues and permits third parties to issue payment cards and owns and operates the Discover Network. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution) or after expiration of the time period for chargebacks in the applicable agreement, the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and six months ended June 30, 2013 or 2012.
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

The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Aggregate sales transaction volume (1)	$30,212	$28,772	$57,440	$54,785

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of June 30, 2013 or December 31, 2012. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts, and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition (dollars in millions):

	June 30, 2013	December 31, 2012
Settlement withholdings and escrow deposits	$27	$25

13.	Litigation and Regulatory Matters
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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation-related expense of $91 million and $116 million was recognized for the three and six months ended June 30, 2012. Litigation expense was not material for the three and six months ended June 30, 2013.
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
On August 14, 2012, a purported shareholder, James Groen, filed a shareholder derivative action in the U.S. District Court for the Northern District of Illinois (Groen v. Nelms et al.) against the Company’s board of directors, certain current and former officers and directors, and the Company as nominal defendant. On August 27, 2012, a second purported shareholder, the Charter Township of Clinton Police and Fire Retirement System, filed a substantially identical shareholder derivative action in the same court against the same parties (Charter Township of Clinton Police and Fire Retirement System v. Nelms et al.). On September 25, 2012, the actions were consolidated, and on February 19, 2013, the plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts claims against the board of directors and certain current and former officers and directors for alleged breach of fiduciary duty, corporate waste, and unjust enrichment arising out of the Company’s alleged violations of the law in connection with the marketing and sale of its protection products. The relief sought in the amended consolidated complaint includes changes to the Company’s corporate governance procedures; unspecified damages, injunctive relief, restitution, and disgorgement from the individual defendants; and attorneys’ fees. On April 5, 2013, the defendants filed a motion to dismiss the amended consolidated complaint, and on June 5, 2013, briefing on the motion to dismiss was completed. The motion to dismiss is currently pending.
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
During the six months ended June 30, 2013, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's condensed consolidated financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis.
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at June 30, 2013
Assets
U.S Treasury securities	$2,067	$—	$—	$2,067
U.S government agency securities	1,570	—	—	1,570
Credit card asset-backed securities of other issuers	—	41	—	41
Residential mortgage-backed securities - Agency	—	1,194	—	1,194
Available-for-sale investment securities	$3,637	$1,235	$—	$4,872
Mortgage loans held for sale	$—	$275	$—	$275
Interest rate lock commitments	$—	$—	$8	$8
Forward delivery contracts	—	18	1	19
Other derivative financial instruments	—	71	—	71
Derivative financial instruments	$—	$89	$9	$98
Liabilities
Forward delivery contracts	$—	$4	$—	$4
Other derivative financial instruments	—	9	—	9
Derivative financial instruments	$—	$13	$—	$13

Balance at December 31, 2012
Assets
U.S Treasury securities	$2,459	$—	$—	$2,459
U.S government agency securities	2,233	—	—	2,233
Credit card asset-backed securities of other issuers	—	151	—	151
Residential mortgage-backed securities - Agency	—	1,302	—	1,302
Available-for-sale investment securities	$4,692	$1,453	$—	$6,145
Mortgage loans held for sale	$—	$355	$—	$355
Interest rate lock commitments	$—	$—	$12	$12
Forward delivery contracts	—	1	—	1
Other derivative financial instruments	—	98	—	98
Derivative financial instruments	$—	$99	$12	$111
Liabilities
Forward delivery contracts	$—	$2	$—	$2
Other derivative financial instruments	—	1	—	1
Derivative financial instruments	$—	$3	$—	$3

There were no transfers between Levels 1 and 2 within the fair value hierarchy during the three months ended June 30, 2013 and 2012 or during the six months ended June 30, 2013 and 2012.

Available-for-sale investment securities. Investment securities classified as available-for-sale consist of U.S. Treasury and government agency securities, residential mortgage-backed securities, and credit card asset-back securities issued by other financial institutions. The fair value estimates of investment securities classified as Level 1, consisting of U.S. Treasury and government agency securities, are determined based on quoted market prices for the same or similar securities. The Company classifies all other available-for-sale investment securities as Level 2, the fair value estimates of which are primarily obtained from pricing services, where fair values are estimated using pricing models based on observable market inputs or recent trades of similar securities. The fair value estimates of mortgage-backed and credit card asset-backed securities are based on the best information available. This data may consist of observed market prices, broker quotes or discounted cash flow models that incorporate assumptions such as benchmark yields, issuer spreads, prepayment speeds, credit ratings and losses, the priority of which may vary based on availability of information.
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
At June 30, 2013, amounts reported in credit card asset-backed securities issued by other institutions reflected senior-rated Class A securities having a par value of $34 million and more junior-rated Class B and Class C securities with par values of $6 million and $1 million, respectively. The Class A securities had a weighted-average coupon of 0.75% and a weighted-average remaining maturity of two months; the Class B, 0.39% and seven months, respectively; and the Class C, 0.59% and two months, respectively. The assets underlying these securities are predominantly prime general-purpose credit card loan receivables. Amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $1.2 billion, a weighted-average coupon of 2.84% and a weighted-average remaining maturity of four years.
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
Other derivative financial instruments. The Company's other derivative financial instruments consist of interest rate swaps and foreign exchange forward contracts. The fair value of these instruments is estimated by a third-party valuation service that uses proprietary pricing models, where certain inputs to those models are readily observable market-based inputs, including interest rate curves, option volatility and foreign currency forward and spot rates. In determining fair values, the pricing models use widely accepted valuation techniques which may include discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs. The fair values of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves. The Company considers collateral and master netting agreements that mitigate credit exposure to counterparties in determining the counterparty credit risk valuation adjustment. The fair values of the currency instruments are valued comparing the contracted forward exchange rate pertaining to the specific contract maturities to the current market exchange rate.
The Company validates the fair value estimates of interest rate swaps primarily through comparison to the fair value estimates computed by the counterparties to each of the derivative transactions. The Company evaluates pricing variances amongst different pricing sources to ensure that the valuations utilized are reasonable. The Company also corroborates the reasonableness of the fair value estimates with analysis of trends of significant inputs, such as market interest rate curves. The Company performs due diligence in understanding the impact to any changes to the valuation techniques performed by proprietary pricing models prior to implementation, working closely with the third-party valuation service, and reviews the control objectives of the service at least annually. The Company corroborates the fair value of foreign exchange forward contracts through independent calculation of the fair value estimates.
Assets and liabilities under the fair value option. The Company has elected to account for mortgage loans held for sale at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting. At June 30, 2013 and December 31, 2012, the aggregate unpaid principal balance of loans held for sale for which the fair value option had been elected was $276 million and $337 million, respectively. At June 30, 2013 and December 31, 2012, the same loans had a fair value of $275 million and $355 million, respectively. For the three and six months ended June 30, 2013, $17 million and $23 million, respectively, of losses from fair value adjustments on mortgage loans held for sale were recorded in other revenue on the condensed consolidated statements of income. Losses from fair value adjustments on mortgage loans held for sale for the three and six months ended June 30, 2012 were not material.

Level 3 Financial Instruments Only
The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)
For the Three Months Ended June 30, 2013
	Balance at March 31, 2013	Transfers into Level 3	Transfers out of Level 3	Total Net Gains (Losses) included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at June 30, 2013
Interest rate lock commitments	$14	—	—	33	—	—	2	(41)	$8
Forward delivery contracts	$—	—	(1)	2	—	—	—	—	$1
Mortgage loans held for sale	$1	1	—	—	1	(2)	(1)	—	$—

For the Three Months Ended June 30, 2012
	Balance at March 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Net Gains (Losses) included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at June 30, 2012
Interest rate lock commitments	$—	—	—	8	4	—	—	(4)	$8

For the Six Months Ended June 30, 2013
	Balance at December 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Net Gains (Losses) included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at June 30, 2013
Interest rate lock commitments	$12	—	—	81	—	—	5	(90)	$8
Forward delivery contracts	$—	—	(1)	2	—	—	—	—	$1
Mortgage loans held for sale	$—	2	—	—	1	(2)	(1)	—	$—

For the Six Months Ended June 30, 2012
	Balance at December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Net Gains (Losses) included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at June 30, 2012
Interest rate lock commitments	$—	—	—	8	4	—	—	(4)	$8

Unobservable inputs and sensitivities
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2013 (dollars in millions):

	Fair Value	Valuation Technique	Significant Unobservable Input	Ranges of Inputs
				Low	High
Interest rate lock commitments	$8	Quantitative risk models	Loan funding probability	20%	95%
Forward delivery contracts	$1	Quantitative risk models	Loan funding probability	20%	95%

The anticipated loan funding probability represents the Company's expectation regarding the percentage of IRLCs that will ultimately be funded. Generally, an increase in the anticipated loan funding probability would result in an increase in the magnitude of fair value measurements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three and six months ended June 30, 2013 and 2012, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value as of June 30, 2013 and December 31, 2012 (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at June 30, 2013
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	23	—	23	24
Residential mortgage-backed securities - Agency	—	46	—	46	46
Held-to-maturity investment securities	$1	$69	$—	$70	$71
Cash and cash equivalents	$5,744	$—	$—	$5,744	$5,744
Restricted cash	$537	$—	$—	$537	$537
Net loan receivables (1)	$—	$—	$61,981	$61,981	$59,872
Accrued interest receivables	$—	$509	$—	$509	$509

Liabilities
Deposits	$—	$42,925	$—	$42,925	$42,568
Short-term borrowings	$—	$262	$—	$262	$262
Long-term borrowings - owed to securitization investors	$—	$13,704	$2,172	$15,876	$15,548
Other long-term borrowings	$—	$2,928	$2	$2,930	$2,485
Accrued interest payables	$—	$120	$—	$120	$120

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at December 31, 2012
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	34	—	34	34
Residential mortgage-backed securities - Agency	—	54	—	54	52
Held-to-maturity investment securities	$1	$88	$—	$89	$87
Cash and cash equivalents	$2,584	$—	$—	$2,584	$2,584
Restricted cash	$290	$—	$—	$290	$290
Net loan receivables (1)	$—	$—	$62,619	$62,619	$60,455
Accrued interest receivables	$—	$500	$—	$500	$500

Liabilities
Deposits	$—	$42,671	$—	$42,671	$42,213
Short-term borrowings	$—	$327	$—	$327	$327
Long-term borrowings - owed to securitization investors	$—	$14,033	$2,337	$16,370	$15,933
Other long-term borrowings	$—	$2,332	$2	$2,334	$1,733
Accrued interest payables	$—	$126	$—	$126	$126

(1)	Net loan receivables exclude mortgage loans held for sale that are measured at fair value on a recurring basis.

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
Accrued interest receivable. For the Company's accrued interest receivable, which is included in other assets on the statement of financial condition, the carrying value approximates fair value as it is short term in nature and is due in less than one year.
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
Long-term borrowings-owed to securitization investors. Fair values of long-term borrowings owed to credit card securitization investors are determined utilizing quoted market prices of the same transactions and, as such, are classified as Level 2. Fair values of long-term borrowings owed to student loan securitization investors are calculated by discounting cash flows using estimated assumptions including, among other things, maturity and market discount rates. Significant inputs to these fair value measurements are unobservable and, as such, are classified as Level 3.
Other long-term borrowings. Fair values of other long-term borrowings, consisting of subordinated debt and unsecured debt, are determined utilizing current observable market prices for those transactions and, as such, are classified as Level 2. A portion of the difference between the carrying value and the fair value of the subordinated debt relates to the cash premiums paid in connection with the second and fourth quarter 2012 debt exchanges as discussed in further detail in Note 7: Long-Term Borrowings. Fair values of other long-term borrowing for which there are no observable market transactions, namely capitalized leases, are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar credit risks, remaining maturities and repricing terms. As the significant inputs to these fair value measurements are unobservable, they are classified as Level 3.
Accrued interest payable. The carrying value of the Company's accrued interest payable, which is included in other liabilities on the statement of financial condition, approximates fair value as it is short term in nature and is payable in less than one year.

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
Derivatives Designated as Hedges
Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows arising from changes in interest or foreign exchange rates, or other types of forecasted transactions, are considered cash flow hedges. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.
Cash Flow Hedges. The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest receipts on credit card loan receivables and, beginning in the quarter ended June 30, 2013, from interest payments on credit card securitized debt. The Company's cash flow hedges are for an initial maximum period of three years with respect to credit card receivables and five years for securitized debt. The derivatives are designated as a hedge of the risk of overall changes in cash flows on the Company's portfolios of prime-based interest receipts or LIBOR-based interest payments, and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at June 30, 2013 will be reclassified either to interest income as interest payments are received on certain of the Company's floating rate credit card loan receivables or to interest expense as interest payments are made on certain of the Company's floating rate securitized debt. During the next 12 months, the Company estimates it will reclassify $1 million of pretax gains to interest income and $12 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.
Net Investment Hedges. The Company is exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities with a functional currency other than the U.S. dollar. These investments consist of Diners Club Italy and its wholly-owned subsidiary Dinit. The Company uses foreign exchange forward contracts to hedge its exposure to changes in foreign exchange rates on certain of these foreign investments. Foreign exchange forward contracts utilized by the Company involve fixing the U.S. dollar-euro exchange rate for delivery of a specified amount of foreign currency on a specified date. These derivatives are designated as net investment hedges, with the effective portion of changes in the fair value of the derivatives reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.
Fair Value Hedges. The Company is exposed to changes in fair value of certain of its fixed rate debt obligations due to changes in interest rates. During the three and six months ended June 30, 2013, the Company used interest rate swaps to manage its exposure to changes in fair value of certain fixed rate senior notes, securitized debt and interest-bearing brokered deposits attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. The interest rate swaps involve the receipt of fixed rate amounts from the respective counterparties in exchange for the Company making payments of variable rate amounts over the life of the agreements without exchange of the underlying notional amounts. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits relating to the risk being hedged, were recorded in interest expense. The changes provided substantial offset to one another. Ineffectiveness related to these fair value hedges was recorded in interest expense. Any basis differences between the fair value and the carrying amount of the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits at the inception of the hedging relationship is amortized and recorded in interest expense.
Derivatives Not Designated as Hedges
Interest rate lock commitments. The Company enters into commitments with consumers to originate loans at a specified interest rate. The Company reports IRLCs as derivative instruments at fair value with changes in fair value recorded in other income.
Forward delivery contracts. The Company economically hedges the changes in fair value of IRLCs and mortgage loans held for sale caused by changes in interest rates by using TBA MBS and entering into best-efforts forward delivery commitments. These hedging instruments are recorded at fair value with changes in fair value recorded in other income.
Interest rate swaps. The Company also may have, from time to time, interest rate swap agreements that are not designated as hedges. As part of its acquisition of SLC, the Company also acquired an interest rate swap related to the securitized debt assumed in the SLC transaction. Such agreements are not speculative and are also used to manage interest rate risk but are not designated for hedge accounting. Changes in the fair value of these contracts are recorded in other income.
Foreign exchange forward contracts. The Company also has foreign exchange forward contracts that are economic hedges and are not designated as hedges for accounting purposes. The Company enters into foreign exchange forward contracts to manage foreign currency risk. Changes in the fair value of these contracts are recorded in other income.
The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the statement of financial condition each is reported as of June 30, 2013 and December 31, 2012 (dollars in millions). See Note 14: Fair Value Disclosures for a description of the valuation methodologies of derivatives.

	June 30, 2013				December 31, 2012
			Balance Sheet Location			Balance Sheet Location
	Notional Amount	Number of Transactions	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps—cash flow hedge	$3,600	10	$17	$—	$1,750	$5	$—
Interest rate swaps—fair value hedge	$7,777	277	$53	$9	$7,859	$93	$—
Foreign exchange forward contract - net investment hedge (1)	$30	1	$—	$—	$—	$—	$—
Derivatives not designated as hedges:
Foreign exchange forward contracts (2)	$49	8	$—	$—	$40	$—	$—
Interest rate swap	$907	1	$1	$—	$1,027	$—	$1
Forward delivery contracts	$881	659	$19	$4	$774	$1	$2
Interest rate lock commitments	$501	2,424	$8	$—	$414	$12	$—

(1)	The foreign exchange forward contract has a notional amounts of EUR 23 million as of June 30, 2013.

(2)
The foreign exchange forward contracts have notional amounts of EUR 18 million, GBP 10 million, SGD 2 million, and CHF 8 million as of June 30, 2013, and EUR 18 million, GBP 9 million and SGD 2 million as of December 31, 2012.

The following table summarizes the impact of the derivative instruments on income, and indicates where within the consolidated statements of income such impact is reported for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2013	2012	2013	2012
Derivatives designated as hedges:
Interest rate swaps—cash flow hedges:
Total losses recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$14	$—	$12	$(3)
Total losses recognized in other comprehensive income		$14	$—	$12	$(3)
Amount reclassified from other comprehensive income into income	Interest Income	$2	$2	$4	$4
Amount reclassified from other comprehensive income into income	Interest Expense	$(1)	$—	$(1)	$—
Interest rate swaps—fair value hedges:
Interest expense—ineffectiveness		(42)	29	(50)	25
Interest expense—other		10	7	20	13
Gain (loss) on interest rate swaps	Interest Expense	(32)	36	(30)	38
Interest expense—ineffectiveness		43	(28)	52	(23)
Interest expense—other		(2)	(1)	(3)	(3)
Gain on hedged item	Interest Expense	41	(29)	49	(26)
Total gains recognized in income		$10	$9	$22	$16
Derivatives not designated as hedges:
Gain (loss) on forward contracts	Other Income	$(1)	$1	$1	$—
Loss on interest rate swaps	Other Income	—	—	—	(5)
(Loss) gain on forward delivery contracts	Other Income	16	(1)	15	(1)
Gain on interest rate lock commitments	Other Income	33	8	81	8
Total gains on derivatives not designated as hedges recognized in income		$48	$8	$97	$2

Collateral Requirements and Credit-Risk Related Contingency Features. The Company has master netting arrangements and minimum collateral posting thresholds with its counterparties for its fair value and cash flow hedge interest rate swaps, foreign exchange forward contracts, and forward delivery contracts. The Company does not offset any of these positions for financial reporting purposes. Collateral is required by either the Company or the counterparty depending on the net fair value position of these derivatives held with that counterparty. The Company may also be required to post collateral with a counterparty for its fair value and cash flow hedge interest rate swaps depending on the credit rating it or Discover Bank receives from specified major credit rating agencies. Collateral amounts recorded in the condensed consolidated statement of financial condition are based on the net collateral receivable or payable position for each applicable legal entity's master netting arrangement with each counterparty. Collateral receivable or payable amounts are not offset against the fair value of these derivatives, but are recorded separately in other assets or deposits.
The following table summarizes the gross balance sheet amounts and collateral posted and held for derivative instruments subject to master netting agreements (dollars in millions):

	Gross Amounts of Recognized Derivatives on the Balance Sheet		Amounts Not Offset on the Balance Sheet
	Other Assets	Accrued Expenses and Other Liabilities	Collateral Held	Collateral Posted	Net Amount
Balance at June 30, 2013	$89	$13	$66	$3	$13
Balance at December 31, 2012	$99	$2	$92	$—	$5

As of June 30, 2013, the Company had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At June 30, 2013, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $132 million as of June 30, 2013.

As of June 30, 2013, the Company had interest rate swaps in a net liability position with certain counterparties, the fair value of which was $1 million, inclusive of accrued interest. If the Company had breached any provisions of the derivative agreements, it could have been required to settle its obligations under the agreements at their termination value, $1 million as of June 30, 2013.
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

•
Direct Banking. The Direct Banking segment includes Discover-branded credit cards issued to individuals and small businesses and other consumer products and services, including home loans, personal loans, student loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on each of the loan products. Additionally, the Company’s credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.

•
Payment Services. The Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and the Company’s network partners business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties. This segment also includes the business operations of Diners Club Italy, which primarily consist of issuing Diners Club charge cards. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club.

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.

•	Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

For the Three Months Ended	Direct Banking	Payment Services	Total
June 30, 2013
Interest income
Credit card	$1,463	$—	$1,463
Private student loans	61	—	61
PCI student loans	68	—	68
Personal loans	109	—	109
Other	26	—	26
Total interest income	1,727	—	1,727
Interest expense	297	—	297
Net interest income	1,430	—	1,430
Provision for loan losses	225	15	240
Other income	531	80	611
Other expense	734	86	820
Income before income tax expense	$1,002	$(21)	$981

	Direct Banking	Payment Services	Total
June 30, 2012
Interest income
Credit card	$1,411	$—	$1,411
Private student loans	45	—	45
PCI student loans	76	—	76
Personal loans	89	—	89
Other	25	—	25
Total interest income	1,646	—	1,646
Interest expense	332	—	332
Net interest income	1,314	—	1,314
Provision for loan losses	262	—	262
Other income	465	87	552
Other expense	721	37	758
Income before income tax expense	$796	$50	$846

For the Six Months Ended	Direct Banking	Payment Services	Total
June 30, 2013
Interest income
Credit card	$2,914	$—	$2,914
Private student loans	119	—	119
PCI student loans	138	—	138
Personal loans	212	—	212
Other	52	—	52
Total interest income	3,435	—	3,435
Interest expense	595	—	595
Net interest income	2,840	—	2,840
Provision for loan losses	384	15	399
Other income	1,026	167	1,193
Other expense	1,447	126	1,573
Income before income tax expense	$2,035	$26	$2,061

	Direct Banking	Payment Services	Total
June 30, 2012
Interest income
Credit card	$2,825	$—	$2,825
Private student loans	88	—	88
PCI student loans	153	—	153
Personal loans	173	—	173
Other	48	—	48
Total interest income	3,287	—	3,287
Interest expense	681	—	681
Net interest income	2,606	—	2,606
Provision for loan losses	346	—	346
Other income	894	169	1,063
Other expense	1,359	71	1,430
Income before income tax expense	$1,795	$98	$1,893

17.	Subsequent Events
Dividends. On July 17, 2013, the Company announced a quarterly cash dividend of $0.20 per share of common stock, payable on August 22, 2013 to holders of record on August 8, 2013. Also on July 17, 2013, the Company announced a quarterly cash dividend on its preferred stock in the amount of $16.25 per share, equal to $.40625 per depositary share, payable on September 3, 2013 to holders of record on August 16, 2013.
Long-term Borrowings. On July 23, 2013, the Company issued $550 million of credit card asset-backed securities in a registered public offering through the DCENT at an annual interest rate of 0.45% with a maturity of five years.

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
Additional factors that could cause our results to differ materially from those described below can be found in this section in this quarterly report and in “Risk Factors,” “Business—Competition,” “Business—Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended November 30, 2012 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our quarterly report on Form 10-Q for the quarter ended March 31, 2013, which are filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).
Introduction and Overview
Discover Financial Services is a direct banking and payment services company. Through our Discover Bank subsidiary, we offer our customers credit card loans, private student loans, personal loans and deposit products. Through our Discover Home Loans, Inc. subsidiary, we offer our customers home loans. Through our DFS Services LLC subsidiary and its subsidiaries, we operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network is a payment card transaction processing network for Discover-branded credit cards and credit, debit and prepaid cards issued by third parties, which we refer to as network partners. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services.

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
Change in Fiscal Year
On December 3, 2012, our board of directors approved a change in our fiscal year end from November 30 to December 31. This fiscal year change was effective January 1, 2013. As a result of the change, we had a one month transition period in December 2012. The unaudited results for the one month ended December 31, 2012 and 2011 are included in our quarterly report on Form 10-Q for the quarter ended March 31, 2013. The audited results for the one month ended December 31, 2012 and the unaudited results for the one month ended December 31, 2011 will be included in our annual report on Form 10-K for the year ended December 31, 2013.
Quarter Highlights

•	Net income for the second quarter of 2013 was $602 million, compared to $525 million for the second quarter of 2012.

•	Credit card loans grew $2.3 billion to $49.8 billion and Discover card sales volume increased 4% from the prior year period.

•
Credit card loan delinquencies over 30 days past due reached a historic low of 1.58%. Quarter-to-date credit card net charge-off rate decreased 38 basis points in comparison to the prior year period to 2.34%.

•
Payment Services had a pretax loss of $21 million during the second quarter of 2013 in comparison to pretax income of $50 million in the same period in 2012. Transaction dollar volume for the segment was $49.4 billion in the quarter, a decrease of 2% from the prior year period.

•	We repurchased approximately seven million shares of common stock for $340 million, reducing our number of shares outstanding by 1% from the prior quarter.
Recent Developments

•	On July 17, 2013, we announced a quarterly cash dividend of $0.20 per share of common stock, payable on August 22, 2013 to holders of record on August 8, 2013.

•
Also on July 17, 2013, we announced a quarterly cash dividend on our preferred stock in the amount of $16.25 per share, equal to $.40625 per depositary share, payable on September 3, 2013 to holders of record on August 16, 2013.

Outlook
Credit performance continued to improve in the second quarter of 2013 as we reached a historic low in delinquency rates on our credit card loans. As our loan portfolio continues to grow and credit losses begin to increase from the historic lows that we have been experiencing, we would expect to build reserves. We believe investments in marketing will contribute to our receivables growth and we are focused on continuing this trend with new account acquisitions, through the Discover it® card and wallet share gains with existing customers. We are also targeting solid growth and strong returns in our private student and personal loan portfolios. The expansion of our direct banking product offerings remains a priority, highlighted by the launch of Discover Cashback Checking earlier this year and the upcoming launch of home equity loans.
We anticipate modest total yield compression in 2013 due to a decline in card yield and expected growth in private student loans, which tend to carry lower interest rates. We expect this yield compression to be offset by continued funding cost improvements. Funding costs are expected to remain at low levels through 2013 as we benefit from the interest rate environment and replace higher-priced time deposits with lower-cost borrowings.
We are experiencing business challenges in our Payment Services segment with respect to our Diners Club and PULSE networks, which we expect will continue. We are working with certain European Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. During the second quarter, we incurred financial losses related to certain arrangements with these licensees, including costs of transitioning ownership of the licensee we acquired and impairment on loans to other licensees. We are expecting modest operating losses related to our acquired licensee and could experience additional impairments on loans to our other licensees in the future. Furthermore, certain European Diners Club licensees continue to face financial difficulties and going forward we expect to provide additional loans, facilitate transfer of ownership, acquire a licensee, or provide other support, which we expect to cause us to incur additional losses. See "- Segments - Payments Services" for further discussion.
We expect that transaction volume at PULSE may not exceed 2012 levels as a result of actions by competitors with regard to merchant and acquirer pricing and transaction routing strategies. Additionally, we anticipate pressure on our Network

Partners business as certain contracts mature in the near term and may not be renewed. The loss of one or more large contracts would have a significant impact on Network Partners volume and could be significant to Payment Services revenues, but we would not anticipate it to be material to our overall profitability. While we expect that the environment will remain challenging, we will continue to focus on profitable business rather than solely volume.
We continue to invest in global brand awareness and acceptance through support of our Diners Club network, as described above, and arrangements with financial institutions, networks and merchant acquirers. We also continue to explore opportunities to leverage our network infrastructure, as evidenced by our agreement with PayPal and our recently announced initiative with Ariba, which will utilize our network to facilitate payments between business-to-business customers beginning in 2014. These arrangements and other international arrangements are still in the early stages, and it will be some time before they will have a meaningful impact, either individually or collectively, on our quarterly results.
We intend to continue to maintain a strong capital level through 2013, while targeting investments for future growth and returning capital to shareholders through our share repurchase program and quarterly dividends.
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
Consumer Financial Services
The Reform Act established the CFPB, which regulates consumer financial products and services and certain financial services providers, including Discover. The CFPB is authorized to prevent "unfair, deceptive or abusive acts or practices" and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Reform Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. In addition, the CFPB has an online complaint system that allows consumers to log complaints (broadly defined to include “expressions of dissatisfaction or suspicions of wrongdoing”) with respect to the products we offer. The system could inform future agency decisions with respect to regulatory, enforcement or examination focus, and influence consumers' attitudes about doing business with Discover. Although the CFPB has begun to implement its regulatory, supervisory, examination and enforcement authority, there continues to be significant uncertainty as to how the agency's strategies and priorities will impact our businesses. In September 2012, the CFPB's focus on the marketing of protection products led to a Discover Bank consent order with the FDIC and CFPB with respect to the marketing of our protection products, as referenced above.
Credit Cards. Legislation has been introduced in Congress that would overturn a U.S. Supreme Court decision holding that interest rates and other terms of bank-issued credit cards are subject to the law of the state in which the bank is located, and not the laws of the states in which cardholders reside. The enactment of this legislation would potentially allow states to impose different interest rate limitations, disclosure requirements or other limitations on credit card and other loans, which could reduce our interest income and increase our operating expenses. Similar legislation in past Congresses has not become law, and we do not presently anticipate that the bills will be enacted.
Student Loans. There is significant legislative and regulatory focus on the student loan market, including by the CFPB, which has made it a priority area of focus. The Reform Act created a "Private Education Ombudsman" within the CFPB to receive and attempt to informally resolve complaints about private student loans, and the Ombudsman issued a report in October 2012 summarizing complaints received. The October report recommended that congressional committees identify opportunities to spur the availability of loan modification and refinance options for student loan borrowers. In addition, the report recommends that the CFPB and other regulatory agencies assess whether efforts to correct problems in mortgage servicing could be applied to improve the quality of student loan servicing. Implementing legislation to facilitate the refinancing of private student loans was introduced in July 2013. We are unable to assess the likelihood of enactment of this legislation or the impact it would have on our student lending business at this time.
In July 2012, the CFPB and the U.S. Department of Education released a comprehensive report on private student lending. As directed by the Reform Act, the report reviewed the use of schools' cohort default rates in private loan underwriting. The "cohort default rate" for each school is the average rate of default on federal loans by all student borrowers attending that school, measured for each school year and published by the Department of Education. The report concluded that the general reliance of many private student lenders on cohort default rates for eligibility cutoffs for students at specific schools may raise a threshold fair lending concern, meriting further analysis by private student lenders to provide evidence of business need. Like other private student lenders, we utilize cohort default rates in determining the eligibility of individual schools to participate in our lending program. We do not use cohort default rates for underwriting individual students' applications.
The report also recommended that Congress re-assess the current standard for discharging private student loans in bankruptcy. Legislation has been proposed in past Congresses, and reintroduced in the current Congress, that would make it easier to discharge private student loan debt in bankruptcy by repealing the current requirement that this relief is available only to those for whom repaying such loans would be an "undue hardship.” It is uncertain whether this bill will be enacted into law, but we believe that our underwriting practices and the high percentage of our loans that have cosigners reduce potential risk to our business if the bill were to become law. Congress or the Administration may take additional actions that impact the student loan market in the future, which could cause us to restructure our private student loan product in ways that we may not currently anticipate.
In July 2013, the statutory 3.4% interest rate on future Stafford Subsidized Student Loans expired, and Congress has been debating proposals to restructure federal student loan interest rates, including lowering some rates. This legislation is expected to pass, and may have an impact on the private student loan market.
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
Congress has begun considering legislation that could significantly affect the single family housing finance market in the United States. These proposals, among other things, would wind down the government-sponsored enterprises, Fannie Mae and Freddie Mac (collectively, the "GSEs") to which we currently sell our mortgages, and would encourage the growth of private sector entities to provide liquidity to the mortgage market. Congress or regulators may also take action to further restrict the availability of FHA loan products in order to shrink the FHA's presence in the mortgage market. The bills have bipartisan support, but prospects for enactment, as well as any effect on our business and financial results, are uncertain at this time.
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
In July 2013, the European Commission issued a proposal for regulation of interchange fees assessed for card-based payment transactions occurring across the borders of European Union member states and other card network business practices. The proposal, if enacted, would reduce the fees that card issuers can receive for consumer debit and credit card transactions. Corporate cards are not subject to the proposal. At this time, we cannot predict the final content of the proposal, the timing for adoption, or the extent of the impact that it would have on the business practices or revenues of our Diners Club network licensees in Western Europe.
Capital
Regulatory Capital Requirements. In July 2013, the Federal Reserve issued final rules related to regulatory capital requirements, and then each of the Office of the Comptroller of the Currency (the "OCC") and the FDIC issued virtually identical rules, with the FDIC issuing an interim final rule (collectively referred to as the "final rules"). The final rules adopt with revisions the proposed rules that the agencies approved last year. Key reforms include increased requirements for both the quantity and quality of capital held by banking organizations so that they are more capable of absorbing losses and withstanding periods of financial distress, and the establishment of alternative standards of creditworthiness in place of credit ratings. Consistent with the proposed rules, the final rules implement Basel III regulatory capital reforms and changes required by the Reform Act, substantially amending the regulatory risk-based capital rules applicable to banking organizations, including Discover Financial Services and Discover Bank. "Basel III" refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010 and loss absorbency rules issued in January 2011, which included significant changes to bank capital, leverage and liquidity requirements. The FDIC is taking comments on its interim final rule until September 2013. Compliance with the final rules is required beginning January 1, 2015 for most banking organizations, including Discover Financial Services and Discover Bank. Compliance is required one year earlier for the largest banking organizations.
The final rules include new risk-based capital and leverage ratios and refine the definition of what constitutes "capital" for purposes of calculating those ratios. The new minimum capital level requirements applicable to Discover Financial Services and Discover Bank under the final rules, beginning January 1, 2015, will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The new capital level requirements to be “well-capitalized” under the final rules will be: (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. The final rules allow an agency to require a banking organization to hold a greater amount of regulatory capital than otherwise is required under the final rules, if the agency determines that the regulatory capital held by the banking organization is not commensurate with its credit, market, operational, or other risks. The agencies stated that in exercising this authority they expect to consider the size, complexity, risk profile, and scope of operations of the banking organization, and whether any public benefits would be outweighed by risk to the banking organization or to the financial system.
The final rules establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. These levels and the transition period are consistent with the proposed rules. A banking organization will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below any of the minimum capital requirements, including the buffer amount.
Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the final rules if they were presently in effect.
Stress Test Requirements. In October 2012, the Federal Reserve issued final rules implementing the stress test requirements under the Reform Act for bank holding companies with $50 billion or more in total consolidated assets, including Discover. Under the final rule, the Federal Reserve will conduct annual supervisory stress tests for the 19 bank holding companies that participated in the 2009 Supervisory Capital Assessment Program and subsequent Comprehensive Capital Analysis and Reviews ("CCAR BHCs") and will publish the results of such stress tests in March each year, beginning in 2013. In addition, the CCAR BHCs will be required to conduct their own stress tests twice per year and publish the results of these company-run stress tests in March and September each year, beginning in 2013. However, the Federal Reserve delayed implementation of these requirements for bank holding companies like Discover that have $50 billion or more in total consolidated assets, but are not CCAR BHCs, for one year. Discover will be subject to these requirements in 2014.
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
Capital Plan Review. In January 2013, we submitted a capital plan to the Federal Reserve under the Federal Reserve 2013 Capital Plan Review, or CapPR, program, which included planned dividends and share repurchases over the planning horizon. On March 14, 2013, we received non-objection from the Federal Reserve with respect to our proposed capital actions through March 31, 2014. In 2014, in addition to the stress test requirements described above, we expect our annual capital plan to be reviewed under the enhanced standards applied to the capital plans of CCAR BHCs under the Federal Reserve's 2013 Comprehensive Capital Analysis and Review, or CCAR, program. Therefore, the Federal Reserve will apply enhanced standards to our future capital plan submissions, including evaluation based on results of supervisory stress tests and enhanced documentation and process standards. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the Federal Reserve's review and non-objection of the actions that we propose each year in our annual capital plan.
There is significant legislative and regulatory focus on capital matters. For example, legislation has been proposed that includes minimum requirements for the ratio of equity capital to total consolidated assets for large bank holding companies. We are not able to predict whether this or future legislative or regulatory initiatives will be adopted and whether any adopted legislation or final regulatory initiatives will require us to hold higher amounts of capital or reconfigure our capital structure, which could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities.
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
Direct Banking. Our Direct Banking segment includes Discover-branded credit cards issued to individuals and small businesses and other consumer products and services, including private student loans, personal loans, home loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, our credit card products generate substantially all of our revenues related to discount and interchange, protection products and loan fee income.
Payment Services. Our Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and our network partner business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties. This segment also includes the business operations of Diners Club Italy, which primarily consist of issuing Diners Club charge cards. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club.
The following table presents segment data (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Direct Banking
Interest income
Credit card	$1,463	$1,411	$2,914	$2,825
Private student loans	61	45	119	88
PCI student loans	68	76	138	153
Personal loans	109	89	212	173
Other	26	25	52	48
Total interest income	1,727	1,646	3,435	3,287
Interest expense	297	332	595	681
Net interest income	1,430	1,314	2,840	2,606
Provision for loan losses	225	262	384	346
Other income	531	465	1,026	894
Other expense	734	721	1,447	1,359
Income before income tax expense	1,002	796	2,035	1,795
Payment Services
Provision for loan losses	15	—	15	—
Other income	80	87	167	169
Other expense	86	37	126	71
(Loss) income before income tax expense	(21)	50	26	98
Total income before income tax expense	$981	$846	$2,061	$1,893

The following table presents information on transaction volume (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Network Transaction Volume
PULSE Network	$40,060	$41,207	$79,979	$79,757
Network Partners	2,442	2,195	4,688	4,199
Diners Club (1)	6,848	7,184	13,491	14,251
Total Payment Services	49,350	50,586	98,158	98,207
Discover Network—Proprietary (2)	28,551	27,279	54,289	51,969
Total Volume	$77,901	$77,865	$152,447	$150,176
Transactions Processed on Networks
Discover Network	483	462	925	879
PULSE Network	1,067	1,128	2,090	2,156
Total	1,550	1,590	3,015	3,035
Credit Card Volume
Discover Card Volume (3)	$29,684	$28,579	$56,564	$54,309
Discover Card Sales Volume (4)	$27,574	$26,411	$52,438	$50,302

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
Our Direct Banking segment reported pretax income of $1.0 billion and $2.0 billion for the three and six months ended June 30, 2013, respectively, as compared to pretax income of $796 million and $1.8 billion for the three and six months ended June 30, 2012, respectively.
Loan receivables totaled $61.6 billion at June 30, 2013, which was down from $62.6 billion at December 31, 2012, primarily due to a decrease in credit card loan receivables, which was driven by a seasonal increase in payments. The decrease in credit card loans was partially offset by growth within both personal loans and private student loans. Discover card sales volume was $27.6 billion and $52.4 billion for the three months and six months ended June 30, 2013, respectively, which was an increase of 4% for each period, respectively, as compared to the same periods in 2012. This increase was primarily due to continued growth in our active customer base combined with promotional programs driving incremental sales.
Net interest margin increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012. This increase was primarily driven by decreased funding costs partially offset by lower total loan receivables yield. The decrease in total yield was driven primarily by credit card yield, which decreased due to an increase in promotional rate balances and a decline in higher rate balances, partially offset by a decrease in interest charge-offs. There was an increase in interest income relating to credit card loan receivables largely driven by a higher average level of loans that was partially offset by lower yield. There was also an increase in interest income related to private student and personal loans during the three and six months ended June 30, 2013 as compared to the same periods in 2012 attributable to organic growth in these classes of loans. The decrease in interest income from purchased credit-impaired loans ("PCI") student loans was driven by a decline in the outstanding PCI loan balances, as this is a static portfolio, partially offset by an increase in yield for the six months ended June 30, 2013. Interest expense decreased for the three and six months ended June 30, 2013, as compared to the same periods in 2012, as rates for all funding sources decreased. Interest costs related to deposits decreased as maturities of deposits bearing higher interest rates were replaced by funding from deposits with lower interest rates. Interest costs related to securitized borrowings decreased due to issuances of credit card securitized borrowings, net of maturities, at lower interest rates and pay downs of student loan securitized borrowings at higher interest rates.
At June 30, 2013, our delinquency rate for credit card loans over 30 days past due was 1.58% as compared to 1.79% at December 31, 2012, reflective of continuing trends of strong credit performance. For the three and six months ended June, 2013, our net charge-off rate on credit cards declined to 2.34% and 2.35%, respectively, as compared to 2.72% and 2.82% for the same periods in 2012. A decline in the level of net charge-offs and lower levels of reserves led to a decline in the provision for loan losses for the three months ended June 30, 2013. The provision for loan losses for the six month period ended June 30, 2013, as compared to the same period in 2012, increased due to a decline in reserve releases partially offset by a decline in the level of net charge-offs. For a more detailed discussion on provision for loan losses, see "- Loan Quality - Provision and Allowance for Loan Losses."

Total other income increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012, primarily due to revenue related to the acquisition and integration of the assets of Home Loan Center, Inc. ("Home Loan Center") in June 2012 (see Note 2: Business Combinations to our condensed consolidated financial statements). The increase related to the acquisition of Home Loan Center assets included a net gain on the origination and sale of loans. Additionally, other income increased primarily due to higher discount and interchange revenue resulting from higher sales volume for the three and six months ended June 30, 2013 as compared to the same periods in the prior year. These increases were partially offset by decreases in transaction processing revenue reflecting the impact of merchant rerouting and lower rates. Additionally, protection product revenue decreased reflecting the impact of changes in our offer strategies, which reduced selling over the last few years and which ceased at the end of 2012.
Total other expense increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012 primarily due to increased compensation expenses and marketing expenses, partially offset by decreased legal expenses. Compensation costs rose due to an increase in headcount, which was partially related to the acquisition of the assets of Home Loan Center, referenced above. Approximately $29 million of goodwill was recorded in this acquisition, which could be subject to impairment if we cannot adapt our business model to adjust for increases in interest rates. Marketing and business development expenses increased due to growth initiatives. These increases were partially offset by decreased professional fees driven by lower collection fees and process outsourcing, as well as decreased legal expenses due to the settlement of the FDIC and CFPB matter in September 2012.
Payment Services
For the three months ended June 30, 2013 and 2012, our Payments Services segment had a pretax loss of $21 million and pretax income of $50 million, respectively. For the six months ended June 30, 2013 and 2012, pretax income was $26 million and $98 million, respectively. The decrease in income for both the three and six month periods was mainly attributable to our Diners Club network. As previously disclosed, we have been working with our European Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. For example, we have provided loans to certain licensees in the amount of approximately $40 million, and have undrawn commitments to lend an additional $15 million. Furthermore, we acquired our Italian licensee, which included $34 million of receivables, and we are providing financial assistance to facilitate the purchase of our Slovenian licensee by a European bank. These transactions resulted in a charge to earnings of approximately $40 million in the second quarter of 2013. Additionally, in the second quarter, we increased reserves by $15 million related to loans to other Western European licensees due to liquidity concerns. There were no similar acquisitions, asset write downs or allowances in the prior year periods. We are expecting modest operating losses related to our acquired licensee.
Certain European Diners Club licensees continue to face financial difficulties and we may provide additional loans, facilitate transfer of ownership, acquire a licensee, or provide other support, which we expect to cause us to incur additional losses. In addition, Diners Club has $151 million of non-amortizable intangible assets at June 30, 2013. To the extent that we are unable to maintain Diners Club revenues, we may be exposed to an impairment loss on these assets that, when recognized, could have a material adverse impact on our results of operations. The European licensees we currently consider to be of concern accounted for approximately 5% of Diners Club revenues during 2012.
Transaction dollar volume for the six months ended June 30, 2013 as compared to the same period in 2012 remained relatively flat. Transaction dollar volume decreased $1.2 billion, or 2%, for the three months ended June 30, 2013 as compared to the same period in 2012, primarily driven by decreased PULSE point-of-sale volume as a result of actions by competitors with regard to merchant and acquirer pricing and transaction routing strategies. Furthermore, there was also a slight decrease in Diners Club volume based on the factors discussed above. These declines were partially offset by an increase in Network Partners volume. Additionally, we anticipate pressure on our Network Partners business as certain contracts mature in the near term and may not be renewed. The loss of one or more large contracts would have a significant impact on Network Partners volume and could be significant to Payment Services revenues, but we would not anticipate it to be material to our overall profitability.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our condensed consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the accrual of credit card customer rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment, the accrual of income taxes, estimates of future cash flows associated with PCI loans, and the fair value estimates of loan commitments and mortgages held for sale as critical accounting estimates. These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the fiscal year ended November 30, 2012. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates.” There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the fiscal year ended November 30, 2012.
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income for the periods presented (dollars in millions):

	For the Three Months Ended June 30,		2013 vs. 2012 increase (decrease)		For the Six Months Ended June 30,		2013 vs. 2012 increase (decrease)
	2013	2012	$	%	2013	2012	$	%
Interest income	$1,727	$1,646	$81	5%	$3,435	$3,287	$148	5%
Interest expense	297	332	(35)	(11)%	595	681	(86)	(13)%
Net interest income	1,430	1,314	116	9%	2,840	2,606	234	9%
Provision for loan losses	240	262	(22)	(8)%	399	346	53	15%
Net interest income after provision for loan losses	1,190	1,052	138	13%	2,441	2,260	181	8%
Other income	611	552	59	11%	1,193	1,063	130	12%
Other expense	820	758	62	8%	1,573	1,430	143	10%
Income before income tax expense	981	846	135	16%	2,061	1,893	168	9%
Income tax expense	379	321	58	18%	786	718	68	9%
Net income	$602	$525	$77	15%	$1,275	$1,175	$100	9%

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

•
Changes in the interest rate environment, including the levels of interest rates and the relationships among interest rate indices, such as the prime rate, the Federal Funds rate and the London Interbank Offered Rate ("LIBOR");

•	The effectiveness of interest rate swaps in our interest rate risk management program; and

•	The difference between the carrying amount and future cash flows expected to be collected on PCI loans.
Net interest margin increased during the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily driven by improved funding costs and growth in loan receivables partially offset by lower yields on loan receivables. The decrease in loan receivable yields was driven by growth in credit card promotional balances and a decline in higher rate balances, partially offset by a decrease in charge-offs.
Interest income increased during the three and six months ended June 30, 2013, as compared to the same periods in 2012, due to higher interest income from credit card loans, personal loans and private student loans resulting from growth across these products combined with lower credit card loan interest charge-offs. The increase in interest income from these products was offset by a decrease in yield on credit card loan receivables along with a decrease in PCI student loan volume.
Interest income on other interest-earning assets, which largely relates to investment income on our liquidity portfolio, decreased during the three months ended June 30, 2013 compared to same period in 2012, due to lower levels of liquidity that were substantially offset by the continued shift in the mix of our liquidity portfolio to higher yielding investments. During the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, interest income on other interest-earning assets was relatively flat. Although interest income was relatively unchanged in the six month period, a decrease in liquidity was offset by the above-mentioned shift in the mix of our liquidity portfolio to higher yielding investments. Interest expense declined in the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to the combination of deposits bearing higher interest rates maturing and being replaced by deposits bearing lower interest rates, along with the refinancing of higher cost borrowings.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$5,997	0.25%	$4	$5,526	0.28%	$4
Restricted cash	1,176	0.11%	—	1,279	0.16%	—
Investment securities	5,100	1.48%	19	6,623	1.26%	21
Loan receivables (1):
Credit card (2)(3)	49,002	11.97%	1,463	46,484	12.21%	1,411
Personal loans	3,511	12.51%	110	2,892	12.34%	89
Private student loans	3,428	7.08%	61	2,501	7.20%	45
PCI student loans	4,497	6.09%	68	5,018	6.14%	76
Mortgage loans held for sale	293	3.26%	2	7	3.70%	—
Other(4)	62	3.28%	—	27	3.84%	—
Total loan receivables	60,793	11.24%	1,704	56,929	11.45%	1,621
Total interest-earning assets	73,066	9.48%	1,727	70,357	9.41%	1,646
Allowance for loan losses	(1,600)			(1,931)
Other assets	4,274			3,936
Total assets	$75,740			$72,362
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits (5)	$28,320	2.13%	150	$26,928	2.64%	176
Money market deposits	5,078	0.90%	12	5,446	0.88%	12
Other interest-bearing savings deposits	9,304	0.96%	22	8,809	1.01%	22
Total interest-bearing deposits (6)	42,702	1.73%	184	41,183	2.06%	210
Borrowings:
Short-term borrowings	270	1.36%	1	6	2.77%	—
Securitized borrowings(7)	16,412	1.78%	73	17,085	1.99%	84
Other long-term borrowings (5)	2,487	6.26%	39	1,933	7.84%	38
Total borrowings	19,169	2.36%	113	19,024	2.58%	122
Total interest-bearing liabilities	61,871	1.92%	297	60,207	2.22%	332
Other liabilities and stockholders’ equity	13,869			12,155
Total liabilities and stockholders’ equity	$75,740			$72,362
Net interest income			$1,430			$1,314
Net interest margin (8)		9.44%			9.28%
Net yield on interest-bearing assets (9)		7.85%			7.51%
Interest rate spread (10)		7.56%			7.19%

Average Balance Sheet Analysis (dollars in millions)

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$5,395	0.25%	$7	$5,054	0.27%	$7
Restricted cash	950	0.11%	—	917	0.17%	1
Investment securities	5,402	1.45%	39	6,484	1.20%	39
Loan receivables (1):
Credit card (2)(3)	49,134	11.96%	2,914	46,544	12.21%	2,825
Personal loans	3,428	12.49%	212	2,827	12.31%	173
Federal student loans	—	—%	—	123	1.65%	1
Private student loans	3,392	7.06%	119	2,448	7.20%	88
PCI student loans	4,565	6.12%	139	5,082	6.08%	153
Mortgage loans held for sale	279	3.21%	4	3	3.70%	—
Other(4)	50	4.30%	1	25	3.76%	—
Total loan receivables	60,848	11.23%	3,389	57,052	11.42%	3,240
Total interest-earning assets	72,595	9.54%	3,435	69,507	9.51%	3,287
Allowance for loan losses	(1,710)			(2,046)
Other assets	4,318			3,951
Total assets	$75,203			$71,412
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits (5)	$28,074	2.18%	304	$26,537	2.76%	365
Money market deposits	5,159	0.89%	23	5,454	0.89%	24
Other interest-bearing savings deposits	9,147	0.96%	43	8,589	1.07%	45
Total interest-bearing deposits (6)	42,380	1.76%	370	40,580	2.15%	434
Borrowings:
Short-term borrowings	256	1.40%	2	3	2.77%	—
Securitized borrowings(7)	16,492	1.81%	148	16,712	2.03%	169
Other long-term borrowings (5)	2,274	6.61%	75	2,046	7.68%	78
Total borrowings	19,022	2.38%	225	18,761	2.65%	247
Total interest-bearing liabilities	61,402	1.95%	595	59,341	2.31%	681
Other liabilities and stockholders’ equity	13,801			12,071
Total liabilities and stockholders’ equity	$75,203			$71,412
Net interest income			$2,840			$2,606
Net interest margin (8)		9.41%			9.18%
Net yield on interest-bearing assets (9)		7.89%			7.54%
Interest rate spread (10)		7.59%			7.20%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $42 million and $44 million of amortization of balance transfer fees for the three months ended June 30, 2013 and June 30, 2012, respectively. Interest income on credit card loans includes $83 million and $88 million of amortization of balance transfer fees for the six months ended June 30, 2013 and June 30, 2012, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of certain floating-rate credit card loan receivables to fixed-rate.

(4)
Average balances of other loan receivables include non-interest-earning charge card receivables beginning May 21, 2013, as a result of the acquisition of Diners Club Italy. For additional information regarding the acquisition, see Note 2: Business Combinations to our condensed consolidated financial statements.

(5)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(6)	Includes the impact of FDIC insurance premiums.

(7)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate borrowings to fixed-rate borrowings.

(8)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(9)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(10)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis (1)

	For the Three Months Ended June 30, 2013 vs. June 30, 2012				For the Six Months Ended June 30, 2013 vs. June 30, 2012
	Volume		Rate	Total	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$1		$(1)	$—	$1	$(1)	$—
Restricted cash	—		—	—	—	(1)	(1)
Investment securities	(18)		16	(2)	(14)	14	—
Loan receivables:
Credit card	199	—	(147)	52	234	(145)	89
Personal loans	20	—	1	21	37	2	39
Private student loans	21	—	(5)	16	36	(5)	31
PCI student loans	(8)	—	—	(8)	(18)	3	(15)
Mortgage loans held for sale	2	—	—	2	4	—	4
Other	—	—	—	—	1	—	1
Total loan receivables	234		(151)	83	294	(145)	149
Total interest income	217		(136)	81	281	(133)	148
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	52		(78)	(26)	53	(114)	(61)
Money market deposits	(2)		2	—	(1)	—	(1)
Other interest-bearing savings deposits	5		(5)	—	6	(8)	(2)
Total interest-bearing deposits	55		(81)	(26)	58	(122)	(64)
Borrowings:
Short-term borrowings	1		—	1	2	—	2
Securitized borrowings	(3)		(8)	(11)	(2)	(19)	(21)
Other long-term borrowings	36		(35)	1	18	(21)	(3)
Total borrowings	34		(43)	(9)	18	(40)	(22)
Total interest expense	89		(124)	(35)	76	(162)	(86)
Net interest income	$128		$(12)	$116	$205	$29	$234

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between June 30, 2013 and June 30, 2012 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	June 30, 2013	December 31, 2012
Mortgage loans held for sale	$275	$355
Loan portfolio:
Credit card loans:
Discover card	49,584	50,929
Discover business card	207	206
Total credit card loans	49,791	51,135
Other loans:
Personal loans	3,630	3,296
Private student loans	3,447	3,072
Other	126	38
Total other loans	7,203	6,406
PCI student loans(1)	4,434	4,702
Total loan portfolio	61,428	62,243
Total loan receivables	61,703	62,598
Allowance for loan losses	(1,556)	(1,788)
Net loan receivables	$60,147	$60,810

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
The allowance for loan loss was approximately $1.6 billion at June 30, 2013, which reflects a $232 million reserve release over the amount of the allowance for loan loss at December 31, 2012. The reserve release, which primarily related to credit card loan receivables, was driven by continuing favorability in delinquencies resulting in lower contractual charge-offs, as well as lower bankruptcy charge-offs, to a lesser degree, which resulted in lower estimated losses.

The provision for loan loss is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan loss at the balance sheet date. For the three months ended June 30, 2013, the provision for loan losses decreased by $22 million, or 8%, as compared to the three months ended June 30, 2012 primarily driven by lower charge-offs and a slightly higher reserve release in the three months ended June 30, 2013. For the six months ended June 30, 2013, the provision for loan losses increased by $53 million, or 15%, as compared to the six months ended June 30, 2012 primarily driven by a decrease in the rate of reserve releases partially offset by continuing low levels of net charge-offs.
At June 30, 2013, the level of the allowance related to personal loans remained relatively flat as compared to December 31, 2012. The level of allowance attributable to student loans for the same period increased due to growth and continued seasoning of the portfolio. "Seasoning" refers to the maturing of a loan portfolio as, in general, loans do not begin to show signs of credit deterioration or default until they have been in repayment for some period of time. For student loans, payments are not required while the borrower is still in school; therefore, this loan portfolio matures at a slower pace than our other loan portfolios. The level of allowance related to other loans for the same period increased by $15 million driven primarily by provision charges on a small number of loans to Diners Club licensees.
The following tables provide changes in our allowance for loan losses for the periods presented: (dollars in millions):

	For the Three Months Ended June 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,453	$97	$83	$1	$1,634
Additions:
Provision for loan losses	193	20	12	15	240
Deductions:
Charge-offs	(417)	(22)	(14)	—	(453)
Recoveries	131	3	1	—	135
Net charge-offs	(286)	(19)	(13)	—	(318)
Balance at end of period	$1,360	$98	$82	$16	$1,556

	For the Three Months Ended June 30, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,822	$91	$58	$—	$1,971
Additions:
Provision for loan losses	231	16	14	1	262
Deductions:
Charge-offs	(463)	(18)	(4)	—	(485)
Recoveries	149	1	—	—	150
Net charge-offs	(314)	(17)	(4)	—	(335)
Balance at end of period	$1,739	$90	$68	$1	$1,898

The following tables provide changes in our allowance for loan losses for the periods presented: (dollars in millions):

	For the Six Months Ended June 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	320	37	27	15	399
Deductions:
Charge-offs	(839)	(42)	(21)	—	(902)
Recoveries	266	4	1	—	271
Net charge-offs	(573)	(38)	(20)	—	(631)
Balance at end of period	$1,360	$98	$82	$16	$1,556

	For the Six Months Ended June 30, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$2,101	$85	$59	$—	$2,245
Additions:
Provision for loan losses	290	39	16	1	346
Deductions:
Charge-offs	(953)	(36)	(7)	—	(996)
Recoveries	301	2	—	—	303
Net charge-offs	(652)	(34)	(7)	—	(693)
Balance at end of period	$1,739	$90	$68	$1	$1,898

Net Charge-offs
Our net charge-offs include the principal amount of losses charged off less principal recoveries and exclude charged-off interest and fees, recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest and loan fee income, respectively, which is effectively a reclassification of the provision for loan losses, while fraud losses are recorded in other expense. Credit card loan receivables are charged off at the end of the month during which an account becomes 180 days contractually past due. Closed-end consumer loan receivables are generally charged-off at the end of the month during which an account becomes 120 days contractually past due. Generally, customer bankruptcies and probate accounts are charged-off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day or 120-day contractual time frame.
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
	$	%	$	%	$	%	$	%
Credit card loans	$286	2.34%	$314	2.72%	$573	2.35%	$652	2.82%
Personal loans	$19	2.24%	$17	2.25%	$38	2.27%	$34	2.40%
Private student loans (excluding PCI (1))	$13	1.58%	$4	0.73%	$20	1.21%	$7	0.60%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 4: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loan receivables decreased 38 basis points and 47 basis points, respectively, for the three and six months ended June 30, 2013 as compared to the same periods in 2012. The decrease in the net charge-off rate for credit card loan receivables was driven by lower net charge-offs due to the continuing trend of low delinquencies combined with slightly higher receivables balances. The net charge-off rate on our personal loan receivables remained relatively flat. The net charge-off rate on our private student loans excluding PCI loans increased due to seasonality and a larger portion of the portfolio entering repayment.

Delinquencies
Delinquencies are an indicator of credit quality at a point in time. A loan balance is considered delinquent when contractual payments on the loan become 30 days past due.
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	June 30, 2013		December 31, 2012
	$	%	$	%
Loans 30 days delinquent or more:
Credit card loans	$789	1.58%	$917	1.79%
Personal loans	$23	0.64%	$26	0.77%
Private student loans (excluding PCI loans(1))	$48	1.38%	$37	1.22%

Loans 90 days delinquent or more:
Credit card loans	$398	0.80%	$460	0.90%
Personal loans	$7	0.18%	$8	0.23%
Private student loans (excluding PCI loans(1))	$13	0.36%	$9	0.29%

Loans not accruing interest	$204	0.36%	$192	0.33%

Restructured loans:
Credit card loans (2)	$1,187	2.38%	$1,309	2.56%
Personal loans (3)	$25	0.69%	$21	0.65%
Private student loans (excluding PCI loans(1)) (4)	$21	0.61%	$16	0.53%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $43 million and $54 million at June 30, 2013 and December 31, 2012, respectively, that are also included in loans over 90 days delinquent or more.

(3)	Restructured personal loans include $1 million and $2 million at June 30, 2013 and December 31, 2012, respectively, that are also included in loans over 90 days delinquent or more.

(4)	Restructured private student loans include $2 million at each of June 30, 2013 and December 31, 2012 that are also included in loans over 90 days delinquent or more.
Both credit card and personal loan receivables delinquency rates at June 30, 2013 decreased slightly as compared to December 31, 2012 due to continuing favorable economic factors. The delinquency rates for private student loan balances at June 30, 2013 increased as compared to December 31, 2012 due to the seasoning of our loan portfolio as more loans have entered repayment. Restructured credit card loans at June 30, 2013 decreased slightly compared to December 31, 2012 due to continued improvement in customer credit performance.
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
Other Income
The following table presents the components of other income for the periods presented (dollars in millions):

	For the Three Months Ended June 30,		2013 vs. 2012 increase (decrease)		For the Six Months Ended June 30,		2013 vs. 2012 increase (decrease)
	2013	2012	$	%	2013	2012	$	%
Discount and interchange revenue (1)	$308	$273	$35	13%	$571	$513	$58	11%
Protection products revenue	88	102	(14)	(14)%	176	205	(29)	(14)%
Loan fee income	76	78	(2)	(3)%	157	159	(2)	(1)%
Transaction processing revenue	47	56	(9)	(16)%	100	105	(5)	(5)%
Gain (loss) on investments	—	—	—	NM	3	—	3	NM
Gain on origination and sale of mortgage loans	51	7	44	NM	102	7	95	NM
Other income	41	36	5	14%	84	74	10	14%
Total other income	$611	$552	$59	11%	$1,193	$1,063	$130	12%

(1)
Net of rewards, including Cashback Bonus rewards, of $238 million and $247 million for the three months ended June 30, 2013 and 2012, respectively, and $467 million and $478 million for the six months ended June 30, 2013 and 2012, respectively.

Total other income increased in each of the three and six month periods ended June 30, 2013 by $59 million and $130 million, respectively, as compared to the three and six month periods ended June 30, 2012. These increases were primarily due to the revenue related to the acquisition and integration of the Home Loan Center assets in June 2012 (see Note 2: Business Combinations to our condensed consolidated financial statements). This increase included a net gain on the origination and sale of loans. In addition, other income increased due to higher discount and interchange revenue resulting primarily from higher sales volume. These increases were partially offset by decreases in transaction processing revenue reflecting the impact of merchant rerouting and lower rates. Additionally, protection product revenue decreased reflecting the impact of changes in our offer strategies, which reduced selling over the last few years and which ceased at the end of 2012.

Other Expense
The following table represents the components of other expense for the periods presented (dollars in millions):

	For the Three Months Ended June 30,		2013 vs. 2012 increase (decrease)		For the Six Months Ended June 30,		2013 vs. 2012 increase (decrease)
	2013	2012	$	%	2013	2012	$	%
Employee compensation and benefits	$285	$253	$32	13%	$575	$499	$76	15%
Marketing and business development	185	121	64	53%	354	249	105	42%
Information processing and communications	85	71	14	20%	163	143	20	14%
Professional fees	101	108	(7)	(6)%	205	212	(7)	(3)%
Premises and equipment	20	19	1	5%	39	37	2	5%
Other expense	144	186	(42)	(23)%	237	290	(53)	(18)%
Total other expense	$820	$758	$62	8%	$1,573	$1,430	$143	10%

Total other expense increased in each of the three and six month periods ended June 30, 2013 by $62 million and $143 million, respectively, as compared to the same periods in 2012, due to various factors. Growth initiatives caused an increase in marketing related expenses. Employee compensation costs increased resulting from an increase in overall headcount along with the continued impact from the acquisition and integration of the Home Loan Center assets. These increases were partially offset by decreased professional fees driven by lower collection and outsourcing fees, as well as decreased legal expenses due to the settlement of the FDIC and CFPB matter in September 2012.
Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes and other income taxes, net of U.S. federal income tax benefits	3.4	3.2	3.3	3.3
Other	0.2	(0.3)	(0.2)	(0.4)
Effective income tax rate	38.6%	37.9%	38.1%	37.9%

Income tax expense increased $58 million and $68 million for the three and six months ended June 30, 2013, as compared to the same periods in 2012, as a result of an increase in pretax income. As mentioned elsewhere in this report, during the second quarter of 2013, we acquired Diners Club Italy. As a result of the acquisition, the effective tax rate increased from 37.9% for each of the three and six months ended June 30, 2012 to 38.6% and 38.1% for the three and six months ended June 30, 2013, respectively.
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
At June 30, 2013, we had $29.0 billion of direct-to-consumer deposits and $13.4 billion of brokered deposits. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 21 months. The following table summarizes deposits by contractual maturity as of June 30, 2013 (dollars in millions):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Indeterminate
Certificates of deposit in amounts less than $100,000 (1)	$20,941	$3,197	$1,971	$4,005	$11,768	$—
Certificates of deposit in amounts of $100,000 to less than $250,000 (1)	5,566	842	851	1,174	2,699	—
Certificates of deposit in amounts of $250,000 (1) or greater	1,337	176	207	275	679	—
Savings deposits, including money market deposit accounts (2)	14,579	—	—	—	—	14,579
Total interest-bearing deposits	$42,423	$4,215	$3,029	$5,454	$15,146	$14,579

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

(2)	Represents deposits with no contractual maturity.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of June 30, 2013, the three-month rolling average excess spread was 13.10%.
Another feature of our securitization structure, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which, in limited circumstances, excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 5: Credit Card and Student Loan Securitization Activities to our condensed consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spreads at June 30, 2013.

At June 30, 2013, we had $13.1 billion of outstanding public asset-backed securities, $500 million of outstanding private asset-backed securitizations and $4.7 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries at June 30, 2013 (dollars in millions):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings—owed to credit card securitization investors	$13,578	$3,626	$6,103	$2,849	$1,000

At June 30, 2013, we had capacity to issue up to $5.4 billion in triple-A rated asset-backed securities from DCENT without the issuance of additional Class B or Class C notes as subordination. The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Although the implementation of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 ("Statement No. 166") (codified under the FASB Accounting Standards Codification ("ASC") Section 860, Transfers and Servicing) on December 1, 2009, no longer qualified certain transfers of assets for sale accounting treatment, the FDIC approved a final rule that preserved the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 1, 2009. Other legislative and regulatory developments may, however, impact our ability and/or desire to issue asset-backed securities in the future.
Corporate and Bank Debt. At June 30, 2013, we had $1.3 billion in principal amount of senior unsecured notes outstanding. Discover Bank had $750 million in principal amount of senior notes (issued during the first quarter of 2013) and $700 million in principal amount of subordinated notes outstanding.
At June 30, 2013, our senior unsecured notes are comprised of a $400 million issuance due in June 2017, a $78 million issuance due in July 2019, a $322 million issuance due in April 2022 and a $500 million issuance due in November 2022. The senior unsecured notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. Discover Bank’s senior notes are comprised of a $750 million issuance due February 2018 and the subordinated notes are comprised of a $200 million issuance due in November 2019 and a $500 million issuance due in April 2020. For more information, see Note 7: Long-Term Borrowings to our condensed consolidated financial statements.
Other Long-Term Borrowings—Student Loans. At June 30, 2013, we had $2.0 billion of remaining principal balance outstanding on securitized debt assumed as part of the SLC acquisition. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Short-Term Borrowings. We utilize a $400 million warehouse line of credit as our primary form of short-term borrowings. This line of credit is used for the sole purpose of funding consumer residential loans. The warehouse line of credit had an outstanding balance of $262 million as of June 30, 2013. In addition, we may access short-term borrowings through the Federal Funds market or through repurchase agreements. At June 30, 2013 and December 31, 2012, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations. We have access to committed undrawn capacity through privately placed asset-backed securitizations to support the funding of our credit card loan receivables. Under these arrangements, we had used $500 million of capacity and had undrawn capacity of $7.0 billion at June 30, 2013.
Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of June 30, 2013, Discover Bank had $11.5 billion of available capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window.

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
We also have agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at June 30, 2013. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of June 30, 2013, would have been $132 million.
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
At June 30, 2013, our liquidity portfolio was comprised of cash and cash equivalents and high quality, liquid investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we have the ability to raise cash by utilizing repurchase agreements, pledging certain of these investments to access the secured funding markets or selling them. The level of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
At June 30, 2013, our liquidity portfolio and undrawn credit facilities were $28.2 billion, which was $2.6 billion higher than the balance at December 31, 2012. During the three and six months ended June 30, 2013, the average balance of our liquidity portfolio was $11.4 billion and $11.1 billion, respectively.

	June 30, 2013	December 31, 2012
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents (1)	$4,845	$2,187
Investment securities	4,872	6,145
Total liquidity portfolio	9,717	8,332
Undrawn credit facilities (2)
Private asset-backed securitizations	7,000	6,750
Federal Reserve discount window (3)	11,496	10,487
Total undrawn credit facilities	18,496	17,237
Total liquidity portfolio and undrawn credit facilities	$28,213	$25,569

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	See "—Funding Sources—Additional Funding Sources" for additional information.

(3)	Excludes $39 million and $146 million of investments accounted for in the liquidity portfolio that were pledged to the Federal Reserve as of June 30, 2013 and December 31, 2012, respectively.
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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At June 30, 2013, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
At June 30, 2013, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under Basel I.
Current or future legislative or regulatory initiatives may require us to hold more capital in the future. In July 2013, the Federal Reserve, OCC and the FDIC finalized rules to implement the provisions of the Basel III regulatory capital reforms that will be applicable to us and Discover Bank. The final rules include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes "capital" for purposes of calculating those ratios. In October 2012, the Federal Reserve and the FDIC issued final rules implementing the stress test requirements under the Reform Act, which we will be subject to in 2014. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment and Developments - Capital."
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
We recently declared a quarterly cash dividend on our common stock of $.20 per share, payable on August 22, 2013 to holders of record on August 8, 2013, which is consistent with the dividend we paid in the second quarter. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $.40625 per depositary share, payable on September 3, 2013 to holders of record on August 16, 2013, which was the same amount paid on our preferred stock in each of the first and second quarters.
On March 14, 2013, our board of directors approved a two-year share repurchase program authorizing the repurchase of up to $2.4 billion of our outstanding shares of common stock. The program expires on March 31, 2015, and may be terminated at any time. This program replaced the prior $2 billion program, which had nearly $600 million of remaining authorization. In the second quarter of 2013, we repurchased approximately seven million shares, or 1%, of our outstanding common stock for $340 million. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. Any share repurchases after March 31, 2014 will be subject to receiving Federal Reserve non-objection with respect to our proposed capital actions through March 31, 2015.
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

Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at June 30, 2013, which include deposits, borrowings, operating and capital lease obligations, interest payments on fixed rate debt, purchase obligations and other long-term liabilities, were $62.9 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended November 30, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”
We extend credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At June 30, 2013, our unused commitments were $163.4 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At June 30, 2013, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at June 30, 2013, we estimate that net interest income over the following 12-month period would increase by approximately $96 million, or 2%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2012, we estimated that net interest income over the following 12-month period would increase by approximately $41 million, or 1%. The increase in net interest income sensitivity is due to actions we have taken to position our balance sheet for future rate increases, which included swapping floating-rate borrowings to fixed rate borrowings in the second quarter of 2013. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further.
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
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended November 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
April 1 - 30, 2013
Repurchase program (1)	2,735,906	$43.59	2,735,906	$2,247,647,676
Employee transactions (2)	717	$43.71	N/A	N/A
May 1 - 31, 2013
Repurchase program (1)	2,481,889	$46.18	2,481,889	$2,133,038,976
Employee transactions (2)	622	$45.03	N/A	N/A
June 1 - 30, 2013
Repurchase program (1)	2,221,122	$47.71	2,221,122	$2,027,070,540
Employee transactions (2)	765	$44.36	N/A	N/A

Total
Repurchase program (1)	7,438,917	$45.68	7,438,917	$2,027,070,540
Employee transactions (2)	2,104	$44.33	N/A	N/A
(1) On March 14, 2013 our board of directors approved a share repurchase program authorizing the repurchase of up to $2.4 billion of our outstanding shares of common stock. The share repurchase program expires on March 31, 2015 and may be terminated at any time.
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

Discover Financial Services (Registrant)

By:	/s/ R. MARK GRAF
R. Mark Graf Executive Vice President and Chief Financial Officer

Date: July 30, 2013

Exhibit Index

Exhibit Number	Description

10.1	Amendment No. 3 to the Directors' Compensation Plan of Discover Financial Services, effective as of July 1, 2013.

12.1	Statement regarding computation of ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.