Form 10-Q
period 2013-09-30
Discover Financial Services
filed 2013-11-01
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 25, 2013, there were 476,839,742 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013

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

Part I.    FINANCIAL INFORMATION
Item 1.     Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	September 30, 2013	December 31, 2012
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$5,623	$2,584
Restricted cash	183	290
Investment securities:
Available-for-sale (amortized cost of $4,900 and $6,031 at September 30, 2013 and December 31, 2012, respectively)	4,953	6,145
Held-to-maturity (fair value of $61 and $89 at September 30, 2013 and December 31, 2012, respectively)	61	87
Total investment securities	5,014	6,232
Loan receivables:
Mortgage loans held for sale, measured at fair value	137	355
Loan portfolio:
Credit card	50,360	51,135
Other	7,938	6,406
Purchased credit-impaired loans	4,303	4,702
Total loan portfolio	62,601	62,243
Total loan receivables	62,738	62,598
Allowance for loan losses	(1,598)	(1,788)
Net loan receivables	61,140	60,810
Premises and equipment, net	639	538
Goodwill	284	286
Intangible assets, net	188	189
Other assets	2,473	2,562
Total assets	$75,544	$73,491
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$42,928	$42,077
Non-interest bearing deposit accounts	189	136
Total deposits	43,117	42,213
Short-term borrowings	124	327
Long-term borrowings	18,665	17,666
Accrued expenses and other liabilities	3,036	3,412
Total liabilities	64,942	63,618
Commitments, contingencies and guarantees (Notes 9, 12, and 13)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 555,277,116 and 553,350,975 shares issued at September 30, 2013 and December 31, 2012, respectively	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued or outstanding and aggregate liquidation preference of $575 at September 30, 2013 and December 31, 2012	560	560
Additional paid-in capital	3,671	3,598
Retained earnings	9,115	7,472
Accumulated other comprehensive loss	(109)	(72)
Treasury stock, at cost; 76,483,468 and 55,489,104 shares at September 30, 2013 and December 31, 2012, respectively	(2,640)	(1,690)
Total stockholders’ equity	10,602	9,873
Total liabilities and stockholders’ equity	$75,544	$73,491
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

	September 30, 2013	December 31, 2012
	(unaudited) (dollars in millions)
Assets
Restricted cash	$179	$280
Credit card loan receivables	29,828	34,782
Purchased credit-impaired loans	2,319	2,539
Allowance for loan losses allocated to securitized loan receivables	(837)	(1,110)
Other assets	31	29
Liabilities
Long-term borrowings	$15,676	$15,933
Accrued interest payable	9	11

See Notes to Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited) (dollars in millions, except per share amounts)
Interest income:
Credit card loans	$1,513	$1,461	$4,427	$4,286
Other loans	255	222	730	637
Investment securities	16	21	55	60
Other interest income	3	4	10	12
Total interest income	1,787	1,708	5,222	4,995
Interest expense:
Deposits	169	201	539	635
Short-term borrowings	1	1	3	1
Long-term borrowings	108	119	331	366
Total interest expense	278	321	873	1,002
Net interest income	1,509	1,387	4,349	3,993
Provision for loan losses	333	136	732	482
Net interest income after provision for loan losses	1,176	1,251	3,617	3,511
Other income:
Discount and interchange revenue, net	276	253	847	766
Protection products revenue	90	104	266	309
Loan fee income	78	82	235	241
Transaction processing revenue	46	58	146	163
Gain on investments	—	26	3	26
Gain on origination and sale of mortgage loans	25	56	127	63
Other income	38	39	122	113
Total other income	553	618	1,746	1,681
Other expense:
Employee compensation and benefits	292	275	867	774
Marketing and business development	174	174	528	423
Information processing and communications	81	71	244	214
Professional fees	97	108	302	320
Premises and equipment	21	19	60	56
Other expense	118	194	355	484
Total other expense	783	841	2,356	2,271
Income before income tax expense	946	1,028	3,007	2,921
Income tax expense	353	391	1,139	1,109
Net income	$593	$637	$1,868	$1,812
Net income allocated to common stockholders	$579	$631	$1,826	$1,795
Basic earnings per common share	$1.20	$1.24	$3.73	$3.43
Diluted earnings per common share	$1.20	$1.24	$3.72	$3.43
Dividends declared per common share	$0.20	$0.10	$0.40	$0.30

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited) (dollars in millions)
Net income	$593	$637	$1,868	$1,812
Other comprehensive (loss) income, net of taxes
Unrealized gain (loss) on securities available for sale, net of tax	4	15	(38)	22
Unrealized loss on cash flow hedges, net of tax	(7)	(1)	—	(3)
Unrealized pension and post-retirement plan gain, net of tax	—	—	—	1
Foreign currency translation adjustments, net of tax	1	—	1	—
Other comprehensive (loss) income	(2)	14	(37)	20
Comprehensive income	$591	$651	$1,831	$1,832

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2011	—	$—	549,958	$5	$3,515	$5,351	$(49)	$(464)	$8,358
Net income	—	—	—	—	—	1,812	—	—	1,812
Other comprehensive income	—	—	—	—	—	—	20	—	20
Purchases of treasury stock	—	—	—	—	—	—	—	(917)	(917)
Common stock issued under employee benefit plans	—	—	41	—	1	—	—	—	1
Common stock issued and stock-based compensation expense	—	—	2,589	—	58	—	—	—	58
Dividends declared—common stock	—	—	—	—	—	(155)	—	—	(155)
Balance at September 30, 2012	—	$—	552,588	$5	$3,574	$7,008	$(29)	$(1,381)	$9,177

Balance at December 31, 2012	575	$560	553,351	$5	$3,598	$7,472	$(72)	$(1,690)	$9,873
Net income	—	—	—	—	—	1,868	—	—	1,868
Other comprehensive loss	—	—	—	—	—	—	(37)	—	(37)
Purchases of treasury stock	—	—	—	—	—	—	—	(950)	(950)
Common stock issued under employee benefit plans	—	—	51	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	1,875	—	71	—	—	—	71
Dividends declared — common and Series B preferred stock	—	—	—	—	—	(225)	—	—	(225)
Balance at September 30, 2013	575	$560	555,277	$5	$3,671	$9,115	$(109)	$(2,640)	$10,602

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2013	2012
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$1,868	$1,812
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	732	482
Deferred income taxes	154	155
Depreciation and amortization on premises and equipment	83	72
Amortization of deferred revenues	(143)	(153)
Other depreciation and amortization	164	155
Accretion of accretable yield on acquired loans	(205)	(228)
Gain on investments	(3)	(26)
Loss on equity method and other investments	13	8
Gain on origination and sale of loans	(127)	(63)
Gain on premises and equipment	—	(1)
Stock-based compensation expense	45	33
Proceeds from sale of mortgage loans originated for sale	3,553	952
Net principal disbursed on mortgage loans originated for sale	(3,201)	(1,162)
Changes in assets and liabilities:
Increase in other assets	(112)	(201)
Increase (decrease) in accrued expenses and other liabilities	(286)	691
Net cash provided by operating activities	2,535	2,526
Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	1,364	1,401
Purchases of available-for-sale investment securities	(258)	(1,514)
Maturities of held-to-maturity investment securities	27	9
Purchases of held-to-maturity investment securities	(1)	(1)
Proceeds from sale of student loans held for sale	—	268
Net principal disbursed on loans originated for investment	(752)	(913)
Purchases of loan receivables	(136)	(420)
Purchase of net assets of a business	—	(49)
Purchases of other investments	(76)	(24)
Decrease in restricted cash	107	84
Proceeds from sale of premises and equipment	—	1
Purchases of premises and equipment	(177)	(110)
Net cash provided (used) by investing activities	98	(1,268)
Cash flows from financing activities
Net increase (decrease) in short-term borrowings	(246)	234
Proceeds from issuance of securitized debt	3,250	5,600
Maturities and repayment of securitized debt	(3,537)	(3,644)
Premium paid on debt exchange	—	(114)
Proceeds from issuance of other long-term borrowings	1,248	—
Repayment of long-term borrowings and bank notes	—	(5)
Payment of contingent consideration for purchase of net assets of a business, at fair value	(9)	—
Proceeds from issuance of common stock	12	16
Purchases of treasury stock	(950)	(917)
Net increase in deposits	932	2,433
Dividends paid on common and preferred stock	(294)	(159)
Net cash provided by financing activities	406	3,444
Net increase in cash and cash equivalents	3,039	4,702
Cash and cash equivalents, at beginning of period	2,584	2,335
Cash and cash equivalents, at end of period	$5,623	$7,037
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$745	$903
Income taxes, net of income tax refunds	$1,121	$964
Non-cash investing and financing transactions:
Initial fair value of contingent consideration to be paid for purchase of net assets of a business	$—	$9
Assumption of debt by buyer related to loans sold	$—	$425
See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
Description of Business. Discover Financial Services (“DFS” or the “Company”) is a direct banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Through its Discover Bank subsidiary, a Delaware state-chartered bank, the Company offers its customers credit card loans, private student loans, personal loans, home equity loans and deposit products. Through its Discover Home Loans, Inc. subsidiary, the Company offers its customers home loans. Through its DFS Services LLC subsidiary and its subsidiaries, the Company operates the Discover Network, the PULSE network (“PULSE”), and Diners Club International (“Diners Club”). The Discover Network is a payment card transaction processing network for Discover-branded credit cards and credit, debit and prepaid cards issued by third parties, which the Company refers to as network partners. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees that issue Diners Club branded charge cards and/or provide card acceptance services.
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
Recently Issued Accounting Pronouncements. In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The standard permits the Fed Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes. The new guidance was effective for hedging relationships entered into on or after July 17, 2013 and did not have a material effect on the Company’s financial condition, results of operations or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 applies to long-lived intangible assets, other than goodwill, that are not subject to amortization on the basis that they have indefinite useful lives. This standard is intended to simplify impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the new standard, a company will not be required to calculate the fair value of the intangible asset unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that asset is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative impairment test that exists under current GAAP must be completed; otherwise, the asset is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment of the asset). The amended impairment guidance does not affect the manner in which fair value is determined. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company's non-amortizable intangibles consist of $155 million of acquired trade names and other assets primarily associated with Diners Club. Because this standard impacted the impairment analysis only, it did not have an effect on the Company's financial condition, results of operations or cash flows.

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

3.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	September 30, 2013	December 31, 2012
U.S. Treasury securities (1)	$2,065	$2,460
U.S. government agency securities	1,567	2,233
States and political subdivisions of states	16	34
Other securities:
Credit card asset-backed securities of other issuers	19	151
Residential mortgage-backed securities - Agency (2)	1,347	1,354
Total other securities	1,366	1,505
Total investment securities	$5,014	$6,232

(1)	Includes $12 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2013
Available-for-Sale Investment Securities (1)
U.S. Treasury securities	$2,033	$31	$—	$2,064
U.S. government agency securities	1,538	29	—	1,567
Credit card asset-backed securities of other issuers	19	—	—	19
Residential mortgage-backed securities - Agency	1,310	4	(11)	1,303
Total available-for-sale investment securities	$4,900	$64	$(11)	$4,953
Held-to-Maturity Investment Securities (2)
U.S. Treasury securities (3)	$1	$—	$—	$1
States and political subdivisions of states	16	1	(1)	16
Residential mortgage-backed securities - Agency (4)	44	—	—	44
Total held-to-maturity investment securities	$61	$1	$(1)	$61

At December 31, 2012
Available-for-Sale Investment Securities (1)
U.S. Treasury securities	$2,413	$46	$—	$2,459
U.S. government agency securities	2,187	46	—	2,233
Credit card asset-backed securities of other issuers	149	2	—	151
Residential mortgage-backed securities - Agency	1,282	20	—	1,302
Total available-for-sale investment securities	$6,031	$114	$—	$6,145
Held-to-Maturity Investment Securities (2)
U.S. Treasury securities (3)	$1	$—	$—	$1
States and political subdivisions of states	34	—	—	34
Residential mortgage-backed securities - Agency (4)	52	2	—	54
Total held-to-maturity investment securities	$87	$2	$—	$89

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position as of September 30, 2013 (dollars in millions). There were no material securities in a loss position as of December 31, 2012.

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2013
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	17	$928	$(11)	$—	$—
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$10	$(1)	$—	$—

The Company received $94 million and $381 million of proceeds related to maturities, redemptions, or liquidation of investment securities during the three months ended September 30, 2013 and 2012, respectively, and $672 million and $1.4 billion during the nine months ended September 30, 2013 and 2012, respectively.
The Company records gains and losses on investment securities in other income when investments are sold or liquidated, when the Company believes an investment is other than temporarily impaired prior to the disposal of the investment, or in certain other circumstances. Proceeds from the sales of available-for-sale investment securities, comprised of U.S. Treasury securities and U.S. government agency securities, were $719 million during the nine months ended September 30, 2013. The Company recognized gains on sales of available-for-sale investment securities of $2 million, which were calculated using the specific identification method and are recorded entirely in earnings. There were no gains or losses related to sales of investment securities during the three months ended September 30, 2013 and three and nine months ended September 30, 2012. There were no gains or losses related to other-than-temporary impairments during the three and nine months ended September 30, 2013 or 2012.
The Company records unrealized gains and losses on its available-for-sale investment securities in other comprehensive income. For the three months ended September 30, 2013 and 2012, the Company recorded net unrealized gains of $6 million ($4 million after tax) and $23 million ($15 million after tax), respectively, in other comprehensive income. For the nine months ended September 30, 2013 and 2012, the Company recorded net unrealized losses of $61 million ($38 million after tax) and net unrealized gains of $35 million ($22 million after tax), respectively, in other comprehensive income.
Maturities of available-for-sale debt securities and held-to-maturity debt securities at September 30, 2013 are provided in the table below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-sale—Amortized Cost (1)
U.S. Treasury securities	$661	$1,372	$—	$—	$2,033
U.S. government agency securities	359	1,179	—	—	1,538
Credit card asset-backed securities of other issuers	19	—	—	—	19
Residential mortgage-backed securities - Agency	—	—	351	959	1,310
Total available-for-sale investment securities	$1,039	$2,551	$351	$959	$4,900
Held-to-maturity—Amortized Cost (2)
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	1	—	15	16
Residential mortgage-backed securities - Agency(3)	—	—	—	44	44
Total held-to-maturity investment securities	$1	$1	$—	$59	$61
Available-for-sale—Fair Values (1)
U.S. Treasury securities	$662	$1,402	$—	$—	$2,064
U.S. government agency securities	361	1,206	—	—	1,567
Credit card asset-backed securities of other issuers	19	—	—	—	19
Residential mortgage-backed securities - Agency	—	—	350	953	1,303
Total available-for-sale investment securities	$1,042	$2,608	$350	$953	$4,953
Held-to-maturity—Fair Values (2)
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	1	—	15	16
Residential mortgage-backed securities - Agency(3)	—	—	—	44	44
Total held-to-maturity investment securities	$1	$1	$—	$59	$61

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

Other Investments. As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting, and are recorded within other assets, and the related commitment for future investments is recorded in accrued expenses and other liabilities within the statement of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statement of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of September 30, 2013 and December 31, 2012, the Company had outstanding investments in these entities of $290 million and $259 million, respectively, and related contingent liabilities of $69 million and $79 million, respectively.

4.	Loan Receivables
The Company has three portfolio segments: credit card loans, other loans and purchased credit-impaired ("PCI") student loans. Within these portfolio segments, the Company has classes of receivables which are depicted in the table below (dollars in millions):

	September 30, 2013	December 31, 2012
Mortgage loans held for sale (1)	$137	$355
Loan portfolio:
Credit card loans:
Discover card (2)	50,159	50,929
Discover business card	201	206
Total credit card loans	50,360	51,135
Other loans:
Personal loans	3,995	3,296
Private student loans	3,822	3,072
Other	121	38
Total other loans	7,938	6,406
PCI student loans (3)	4,303	4,702
Total loan portfolio	62,601	62,243
Total loan receivables	62,738	62,598
Allowance for loan losses	(1,598)	(1,788)
Net loan receivables	$61,140	$60,810

(1)	Substantially all mortgage loans held for sale are pledged as collateral against the warehouse line of credit used to fund consumer residential loans.

(2)
Amounts include $19.4 billion and $18.8 billion underlying investors’ interest in trust debt at September 30, 2013 and December 31, 2012, respectively, and $10.5 billion and $16.0 billion in seller's interest at September 30, 2013 and December 31, 2012, respectively. The decrease in the seller's interest from December 31, 2012 to September 30, 2013 is due in part to the removal of randomly-selected accounts from the credit card loan receivables restricted for securitization investors in order to reduce excess seller's interest. See Note 5: Credit Card and Student Loan Securitization Activities for further information.

(3)
Amounts include $2.3 billion and $2.5 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at September 30, 2013 and December 31, 2012, respectively. See Note 5: Credit Card and Student Loan Securitization Activities. Of the remaining $2.0 billion and $2.2 billion at September 30, 2013 and December 31, 2012, respectively, that were not pledged as collateral, approximately $20 million and $17 million represent loans eligible for reimbursement through an indemnification claim, respectively. Discover Bank must purchase such loans from the trust before a claim may be filed.

Credit Quality Indicators. The Company regularly reviews its collection experience (including delinquencies and net charge-offs) in determining its allowance for loan losses. Credit card and closed-end consumer loan receivables are placed on nonaccrual status upon receipt of notification of the bankruptcy or death of a customer or suspected fraudulent activity on an account. Upon completion of the fraud investigation, non-fraudulent credit card and closed-end consumer loan receivables may resume accruing interest.

Information related to the delinquencies and net charge-offs in the Company’s loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

Delinquent and Non-Accruing Loans:
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At September 30, 2013
Credit card loans:
Discover card (2)	$447	$393	$840	$353	$159
Discover business card	1	2	3	1	1
Total credit card loans	448	395	843	354	160
Other loans:
Personal loans (3)	19	7	26	6	5
Private student loans (excluding PCI) (4)	44	17	61	18	—
Other	1	2	3	—	33
Total other loans (excluding PCI)	64	26	90	24	38
Total loan receivables (excluding PCI)	$512	$421	$933	$378	$198

At December 31, 2012
Credit card loans:
Discover card (2)	$455	$458	$913	$407	$183
Discover business card	2	2	4	2	1
Total credit card loans	457	460	917	409	184
Other loans:
Personal loans (3)	18	8	26	7	4
Private student loans (excluding PCI) (4)	28	9	37	7	2
Other	—	1	1	—	2
Total other loans (excluding PCI)	46	18	64	14	8
Total loan receivables (excluding PCI)	$503	$478	$981	$423	$192

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $7 million and $8 million for the three months ended September 30, 2013 and 2012, respectively, and was $22 million and $24 million for the nine months ended September 30, 2013 and 2012, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent rates.

(2)
Consumer credit card loans that are 90 or more days delinquent and accruing interest include $40 million and $52 million of loans accounted for as troubled debt restructurings at September 30, 2013 and December 31, 2012, respectively.

(3)
Personal loans that are 90 or more days delinquent and accruing interest include $1 million and $2 million of loans accounted for as troubled debt restructurings at September 30, 2013 and December 31, 2012, respectively.

(4)
Private student loans that are 90 or more days delinquent and accruing interest include $3 million and $2 million of loans accounted for as troubled debt restructurings at September 30, 2013 and December 31, 2012, respectively.

Net Charge-offs. The Company's net charge-offs include the principal amount of losses charged off less principal recoveries and exclude charged-off interest and fees, recoveries of interest and fees, and fraud losses. Charged-off and recovered interest and fees are recorded in interest income and loan fee income, respectively, which is effectively a reclassification of the loan loss provision, while fraud losses are recorded in other expense. Credit card loan receivables are charged off at the end of the month during which an account becomes 180 days contractually past due. Personal loans and private student loans, which are closed-end consumer loan receivables, are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Generally, customer bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day or 120-day contractual time frame.

Net Charge-Offs:
	For the Three Months Ended September 30,
	2013		2012
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans:
Discover card	$257	2.05%	$280	2.34%
Discover business card	1	2.12%	1	2.99%
Total credit card loans	258	2.05%	281	2.34%
Other loans:
Personal loans	20	2.01%	17	2.09%
Private student loans (excluding PCI)	12	1.33%	5	0.74%
Other	1	2.35%	—	(1.41)%
Total other loans (excluding PCI)	33	1.65%	22	1.40%
Net charge-offs as a percentage of total loans (excluding PCI)	$291	2.00%	$303	2.23%
Net charge-offs as a percentage of total loans (including PCI)	$291	1.86%	$303	2.05%

	For the Nine Months Ended September 30,
	2013		2012
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans:
Discover card	$827	2.25%	$928	2.65%
Discover business card	4	2.31%	5	3.46%
Total credit card loans	831	2.25%	933	2.65%
Other loans:
Personal loans	58	2.18%	51	2.29%
Private student loans (excluding PCI)	32	1.25%	12	0.65%
Other	1	1.72%	—	0.09%
Total other loans (excluding PCI)	91	1.66%	63	1.48%
Net charge-offs as a percentage of total loans (excluding PCI)	$922	2.17%	$996	2.53%
Net charge-offs as a percentage of total loans (including PCI)	$922	2.01%	$996	2.31%

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

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
At September 30, 2013
Discover card	82%	18%
Discover business card	92%	8%
Personal loans	97%	3%
Private student loans (excluding PCI) (1)	95%	5%

At December 31, 2012
Discover card	83%	17%
Discover business card	91%	9%
Personal loans	97%	3%
Private student loans (excluding PCI) (1)	95%	5%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At September 30, 2013 and December 31, 2012, there were $104 million and $183 million of private student loans, including PCI, in forbearance, respectively. In addition, at September 30, 2013 and December 31, 2012, there were 2.0% and 3.4% of private student loans in forbearance as a percentage of student loans in repayment and forbearance, respectively. At December 31, 2012, the dollar amount of loans in forbearance and loans in forbearance as a percentage of private student loans in repayment and forbearance were higher due to administrative forbearances that were offered to certain customers impacted by Hurricane Sandy.
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
The Company bases its allowance for loan losses on several analyses that help estimate incurred losses as of the balance sheet date. While the Company’s estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. The Company uses a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The loan balances used in the migration analysis represent all amounts contractually due and, as a result, the migration analysis captures principal, interest and fee components in estimating uncollectible accounts. The Company uses other analyses to estimate losses incurred on non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, current economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, and forecasting uncertainties. The Company primarily estimates its allowance for loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest and/or certain loans that have defaulted from a loan modification program, as discussed below under the section entitled "— Impaired Loans and Troubled Debt Restructurings." Certain other loans, including non-performing Diners Club licensee loans, are not represented in the Company's migration analysis and are individually evaluated for impairment.

The following tables provide changes in the Company’s allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 (dollars in millions):

	For the Three Months Ended September 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,360	$98	$82	$16	$1,556
Additions:
Provision for loan losses	291	28	14	—	333
Deductions:
Charge-offs	(381)	(21)	(13)	(1)	(416)
Recoveries	123	1	1	—	125
Net charge-offs	(258)	(20)	(12)	(1)	(291)
Balance at end of period	$1,393	$106	$84	$15	$1,598

	For the Three Months Ended September 30, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,739	$90	$68	$1	$1,898
Additions:
Provision for loan losses	107	25	4	—	136
Deductions:
Charge-offs	(421)	(18)	(5)	—	(444)
Recoveries	140	1	—	—	141
Net charge-offs	(281)	(17)	(5)	—	(303)
Balance at end of period	$1,565	$98	$67	$1	$1,731

	For the Nine Months Ended September 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	611	65	41	15	732
Deductions:
Charge-offs	(1,220)	(63)	(34)	(1)	(1,318)
Recoveries	389	5	2	—	396
Net charge-offs	(831)	(58)	(32)	(1)	(922)
Balance at end of period	$1,393	$106	$84	$15	$1,598

	For the Nine Months Ended September 30, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$2,101	$85	$59	$—	$2,245
Additions:
Provision for loan losses	397	64	20	1	482
Deductions:
Charge-offs	(1,374)	(54)	(12)	—	(1,440)
Recoveries	441	3	—	—	444
Net charge-offs	(933)	(51)	(12)	—	(996)
Balance at end of period	$1,565	$98	$67	$1	$1,731

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$66	$75	$213	$261
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$14	$15	$44	$51

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio (which excludes loans held for sale) by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans	Other Loans	Total
At September 30, 2013
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,187	$102	$78	$—	$1,367
Evaluated for impairment in accordance with ASC 310-10-35 (1)(2)	206	4	6	15	231
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	—	—	—
Total allowance for loan losses	$1,393	$106	$84	$15	$1,598
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$49,212	$3,966	$3,798	$38	$57,014
Evaluated for impairment in accordance with ASC 310-10-35 (1)(2)	1,148	29	24	83	1,284
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	4,303	—	4,303
Total recorded investment	$50,360	$3,995	$8,125	$121	$62,601

At December 31, 2012
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,433	$95	$71	$1	$1,600
Evaluated for impairment in accordance with ASC 310-10-35 (1)(2)	180	4	4	—	188
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	—	—	—
Total allowance for loan losses	$1,613	$99	$75	$1	$1,788
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$49,826	$3,275	$3,056	$38	$56,195
Evaluated for impairment in accordance with ASC 310-10-35 (1)(2)	1,309	21	16	—	1,346
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	4,702	—	4,702
Total recorded investment	$51,135	$3,296	$7,774	$38	$62,243

(1)
Credit card loans, personal loans and student loans represent loans collectively evaluated for impairment in accordance with ASC 310-40, Receivables, which consists of modified loans accounted for as troubled debt restructurings. Other loans are individually evaluated for impairment and generally do not represent troubled debt restructurings.

(2)
The unpaid principal balance of credit card loans was $1.0 billion and $1.1 billion at September 30, 2013 and December 31, 2012, respectively. The unpaid principal balance of personal loans was $29 million and $21 million at September 30, 2013 and December 31, 2012, respectively. The unpaid principal balance of student loans was $22 million and $15 million at September 30, 2013 and December 31, 2012, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

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
For our credit card customers, the temporary hardship program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than 12 months. The permanent workout program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The permanent modification program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. The Company also makes loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program (referred to here as external programs). These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees.
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
For personal loan customers, the Company offers two temporary programs which normally consist of a reduction of the minimum payment for a period of no longer than 12 months with a final balloon payment required at the end of the loan term. In addition, the temporary APR reduction program also provides an interest rate reduction for up to 12 months. The permanent modification programs involve changing the terms of the loan in order to pay off the outstanding balance over the new term for a period no longer than 4 years. The total term, including both the original and renegotiated terms, generally does not exceed 9 years. The Company offers another permanent modification program which modifies the interest rate along with the term of the loan. The Company also allows loan modifications for personal loan customers who request financial assistance through external sources, similar to credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans modified through temporary and permanent internal programs are accounted for as troubled debt restructurings.
Loans classified as troubled debt restructurings are recorded at their present value with impairment measured as the difference between the loan balance and the discounted present value of cash flows expected to be collected. Consistent with the Company’s measurement of impairment of modified loans on a pooled basis, the discount rate used for credit card loans in internal programs is the average current annual percentage rate applied to non-impaired credit card loans, which approximates what would have applied to the pool of modified loans prior to impairment. The discount rate used for credit card loans in external programs reflects a rate that is consistent with rates offered to lower risk cardmembers. For student and personal loans, the discount rate used is the average contractual rate prior to modification.

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

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended September 30, 2013
Credit card loans
Modified credit card loans (3)	$263	$12	$—
Internal programs	$457	$2	$17
External programs	$447	$9	$3
Personal loans	$27	$1	$1
Student loans (4)	$22	$—	N/A

For the Three Months Ended September 30, 2012
Credit card loans
Modified credit card loans (3)	$269	$12	$1
Internal programs	$555	$4	$19
External programs	$570	$13	$2
Personal loans	$18	$—	$—
Student loans (4)	$12	$1	N/A

For the Nine Months Ended September 30, 2013
Credit card loans
Modified credit card loans (3)	$271	$37	$2
Internal programs	$473	$7	$50
External programs	$477	$28	$8
Personal loans	$24	$2	$1
Student loans (4)	$20	$1	N/A

For the Nine Months Ended September 30, 2012
Credit card loans
Modified credit card loans (3)	$271	$36	$2
Internal programs	$563	$13	$55
External programs	$601	$39	$6
Personal loans	$15	$1	$—
Student loans (4)	$9	$1	N/A

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

(4)	Student loan customers who have been granted a forbearance are not given interest rate reductions.

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three and nine months ended September 30, 2013 and 2012, the Company quantified the amount by which interest and fees were reduced during the periods. During both the three months ended September 30, 2013 and 2012, the Company forgave approximately $10 million of interest and fees as a result of accounts entering into a credit card loan modification program. During the nine months ended September 30, 2013 and 2012, the Company forgave approximately $30 million and $33 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.
The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended September 30,
	2013		2012
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	10,671	$67	11,031	$72
External programs	8,665	$47	9,766	$54
Personal loans	665	$8	467	$6
Student loans	292	$5	138	$4

	For the Nine Months Ended September 30,
	2013		2012
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	30,149	$190	38,696	$263
External programs	26,652	$144	30,518	$171
Personal loans	1,618	$20	1,344	$17
Student loans	590	$12	378	$9

The following table presents the carrying value of loans that experienced a payment default during the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012 that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended September 30,
	2013		2012
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card (1)(2)(3):
Internal programs	1,778	$11	3,603	$24
External programs	2,178	$9	2,433	$11
Personal loans (2)	74	$1	50	$1
Student loans (4)	214	$4	77	$1

	For the Nine Months Ended September 30,
	2013		2012
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card (1)(2)(3):
Internal programs	7,170	$45	11,968	$81
External programs	6,399	$27	7,528	$35
Personal loans (2)	159	$2	127	$2
Student loans (4)	405	$9	239	$5

(1)	The outstanding balance upon default is the loan balance at the end of the month prior to default.

(2)	A customer defaults from a modification program after two consecutive missed payments.

(3)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked.

(4)	Student loan defaults have been defined as loans that are 60 or more days delinquent.
Of the account balances that defaulted as shown above for the three months ended September 30, 2013 and 2012, approximately 33% and 43%, respectively, of the total balances were charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the nine months ended September 30, 2013 and 2012, approximately 42% and 43%, respectively, of the total balances charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans. Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional private student loan portfolio acquired from Citibank, comprise the Company’s only PCI loans at September 30, 2013 and December 31, 2012. Total PCI student loans had an outstanding balance of $4.7 billion and $5.2 billion, including accrued interest, and a related carrying amount of $4.3 billion and $4.7 billion as of September 30, 2013 and December 31, 2012, respectively.
Certain PCI student loans in one of the three SLC securitization trusts are covered by an indemnification agreement with Citibank for credit losses. The indemnified loans are presented along with all other PCI student loans and the related indemnification asset is recognized as a separate asset on the Company’s condensed consolidated statement of financial condition.

The following table provides changes in accretable yield for the acquired loans for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012 (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$1,952	$2,287	$2,072	$2,554
Accretion into interest income	(66)	(74)	(205)	(228)
Other changes in expected cash flows	(1)	(13)	18	(126)
Balance at end of period	$1,885	$2,200	$1,885	$2,200

Periodically the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments, and certain other assumptions that affect cash flows. While there were no changes to overall credit loss assumptions during the three and nine months ended September 30, 2013, changes to other cash flow expectations during the three and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, respectively, resulted in the changes to accretable yield reflected in the table above. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At September 30, 2013, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.48% and 0.85%, respectively. At December 31, 2012, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.68% and 0.86%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 1.09% and 1.14% for the three months ended September 30, 2013 and 2012, respectively, and 1.33% and 1.30% for the nine months ended September 30, 2013 and 2012, respectively.
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

The following table provides a summary of the initial unpaid principal balance of mortgage loans sold by type of loan for the three and nine months ended September 30, 2013 and 2012 (dollars in millions):

	For the Three Months Ended September 30,
	2013		2012
	Amount	%	Amount	%
Conforming (1)	$705	77.64%	$666	72.87%
FHA (2)	202	22.25%	248	27.13%
Jumbo(3)	1	0.11%	—	—%
Total	$908	100.00%	$914	100.00%

	For the Nine Months Ended September 30,
	2013		2012(4)
	Amount	%	Amount	%
Conforming (1)	$2,208	64.50%	$666	72.87%
FHA (2)	1,214	35.47%	248	27.13%
Jumbo(3)	1	0.03%	—	—%
Total	$3,423	100.00%	$914	100.00%

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The initial loan amount must be within certain limits.

(3)	Jumbo loans are loans with an initial amount larger than the limits set by a Government Sponsored Enterprise.

(4)	The Company did not begin originating mortgage loans until after it acquired the assets of Home Loan Center on June 6, 2012. See Note 2: Business Combinations for further discussion.
The following table represents the loans held for sale by type of loan (dollars in millions):

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
Conforming (1)	$120	87.59%	$177	49.86%
FHA (2)	16	11.68%	178	50.14%
Jumbo(3)	1	0.73%	—	—%
Total	$137	100.00%	$355	100.00%

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The initial loan amount must be within certain limits.

(3)	Jumbo loans are loans with an initial loan amount larger than the limits set by a Government Sponsored Enterprise.

5.	Credit Card and Student Loan Securitization Activities
Credit Card Securitization Activities
The Company accesses the term asset securitization market through the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”), which are trusts into which credit card loan receivables are transferred (or, in the case of DCENT, into which beneficial interests in DCMT are transferred) and from which beneficial interests or notes are issued to investors.
The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes, the majority of which are held by wholly-owned subsidiaries of Discover Bank. The DCMT structure consists of Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties. Credit enhancement is provided by the subordinated Class B certificates, cash collateral accounts, and more subordinated Series 2009-CE certificates that are held by a wholly-owned subsidiary of Discover Bank. The credit-related risk of loss associated with trust assets as of the balance sheet date to which the Company is exposed through the retention of these subordinated interests is fully captured in the allowance for loan losses recorded by the Company. The Company’s credit card securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company. The Company’s retained interests in the assets of the trusts, principally consisting of investments in DCMT certificates and DCENT notes held by subsidiaries of Discover Bank, constitute intercompany positions which are eliminated in the preparation of the Company’s condensed consolidated statement of financial condition.
Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts’ creditors. Further, the transferred credit card loan receivables are owned by the trust and are not available to third party creditors of the Company. The trusts have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Investment of trust cash balances is limited to investments that are permitted under the governing documents of the trusts and which have maturities no later than the related date on which funds must be made available for distribution to trust investors. With the exception of the seller’s interest in trust receivables, the Company’s interests in trust assets are generally subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt. The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	September 30, 2013	December 31, 2012
Cash collateral accounts	$59	$93
Collections and interest funding accounts	29	91
Restricted cash	88	184
Investors’ interests held by third-party investors	13,790	13,768
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,577	5,038
Seller’s interest	10,461	15,976
Loan receivables (1)	29,828	34,782
Allowance for loan losses allocated to securitized loan receivables (1)	(837)	(1,110)
Net loan receivables	28,991	33,672
Other	31	29
Carrying value of assets of consolidated variable interest entities	$29,110	$33,885

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
The Company is required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest requirement. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those certificated interests held by the Company). If the level of receivables in the trust was to fall below the required minimum, the Company would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Sellers' interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. We retain significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCMT and DCENT. In addition, the Company has the right to remove a random selection of accounts, which would serve to decrease the amount of credit card loan receivables restricted for securitization investors, subject to certain requirements including that the minimum seller's interest is still met. In third quarter 2013, accounts were randomly selected to be removed from credit card loan receivables restricted for securitization investors in the amount of $3 billion to reduce excess seller's interest. The removal freed up the accounts to be pledged at the Federal Reserve discount window, allowing the Company to increase its borrowing capacity. The Company satisfied all requirements, including the minimum seller's interest requirement, in order to complete the account removal.
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
In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of September 30, 2013, no economic or other early amortization events have occurred.
The tables below provide information concerning investors’ interests and related excess spreads at September 30, 2013 (dollars in millions):

	Investors’ Interests (1)	# of Series Outstanding
Discover Card Master Trust I	$918	2
Discover Card Execution Note Trust (DiscoverSeries notes)	18,449	37
Total investors’ interests	$19,367	39

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread (1)
Group excess spread percentage	13.69%
DiscoverSeries excess spread percentage	13.67%

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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	September 30, 2013	December 31, 2012
Restricted cash	$91	$96
Student loan receivables	2,319	2,539
Carrying value of assets of consolidated variable interest entities	$2,410	$2,635

6.	Deposits
The Company offers its deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts, and IRA certificates of deposit, while brokered deposits include certificates of deposit, and sweep accounts.
As of September 30, 2013 and December 31, 2012, the Company had approximately $28.8 billion and $28.0 billion, respectively, of direct-to-consumer deposits. As of each of September 30, 2013 and December 31, 2012, the Company had approximately 14.1 billion of brokered deposits.
A summary of interest-bearing deposit accounts is as follows (dollars in millions):

	September 30, 2013	December 31, 2012
Certificates of deposit in amounts less than $100,000 (1)	$20,765	$21,070
Certificates of deposit from amounts of $100,000 (1) to less than $250,000 (1)	5,208	5,508
Certificates of deposit in amounts of $250,000 (1) or greater	1,259	1,280
Savings deposits, including money market deposit accounts	15,696	14,219
Total interest-bearing deposits	$42,928	$42,077
Average annual interest rate	1.64%	1.74%

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
At September 30, 2013, certificates of deposit maturing over the remainder of 2013, over each of the next four years, and thereafter were as follows (dollars in millions):

Year	Amount
2013	$3,055
2014	$10,587
2015	$5,675
2016	$3,170
2017	$2,101
Thereafter	$2,644

7.	Long-Term Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in millions):

	September 30, 2013		December 31, 2012
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Securitized Debt
Fixed rate asset-backed securities
Principal value (including discount of $1)	$4,699	2.01%	$4,549	2.87%	Various fixed rates	Various February 2015 - July 2019
Fair value adjustment (1)	5		6
Book value	4,704		4,555
Floating rate asset-backed securities	8,589	0.46%	8,468	0.50%	1-month LIBOR(2) + 8 to 58 basis points	Various February 2014 - July 2018
Floating rate asset-backed securities and other borrowings	500	0.48%	750	0.64%	Commercial Paper rate + 30 basis points	March 2014
Total Discover Card Master Trust I and Discover Card Execution Note Trust	13,793		13,773
Floating rate asset-backed securities (including discount of $139)	1,053	0.50%	1,199	0.56%	3-month LIBOR(2) + 12 to 45 basis points	Various January 2019 - July 2036(3)
Floating rate asset-backed securities (including discount of $3)	457	4.25%	528	4.25%	Prime rate + 100 basis points	June 2031(3)
Floating rate asset-backed securities (including premium of $1)	110	4.00%	126	4.00%	Prime rate + 75 basis points	July 2042(3)
Floating rate asset-backed securities (including premium of $3)	263	3.68%	307	3.71%	1-month LIBOR(2) + 350 basis points	July 2042(3)
Total SLC Private Student Loan Trusts	1,883		2,160
Total Long-Term Borrowings—owed to securitization investors	15,676		15,933
Discover Financial Services (Parent Company)
Fixed rate senior notes due 2017
Principal value	400	6.45%	400	6.45%	Fixed	June 2017
Fair value adjustment (1)	14		21
Book value	414		421
Fixed rate senior notes due 2019	78	10.25%	78	10.25%	Fixed	July 2019
Fixed rate senior notes due 2022 (including discount of $105)	217	5.20%	211	5.20%	Fixed	April 2022
Fixed rate senior notes due 2022 (including discount of $168)	332	3.85%	324	3.85%	Fixed	November 2022
Discover Bank
Senior bank notes due 2018	750	2.00%	—	—%	Fixed	February 2018
Senior bank notes due 2023 (including discount of $2)	498	4.20%	—	—%	Fixed	August 2023
Subordinated bank notes due 2019	200	8.70%	200	8.70%	Fixed	November 2019
Subordinated bank notes due 2020 (including discount of $2)	498	7.00%	497	7.00%	Fixed	April 2020
Capital lease obligations	2	4.51%	2	4.51%	Fixed	April 2016
Total long-term borrowings	$18,665		$17,666

(1)	The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in LIBOR. See Note 15: Derivatives and Hedging Activities.

(2)	London Interbank Offered Rate (“LIBOR”).

(3)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

Maturities. Long-term borrowings had the following maturities at September 30, 2013 (dollars in millions):

Year	Amount
Due in 2013	$—
Due in 2014	4,290
Due in 2015	3,305
Due in 2016	2,200
Due in 2017	2,064
Thereafter	6,806
Total	$18,665

In the fourth quarter 2012, the Company completed a private exchange offer, resulting in the exchange of $500 million outstanding aggregate principal amount of 8.70% Subordinated Notes due 2019 issued by Discover Bank for the same aggregate principal amount of new 3.85% Senior Notes due 2022 issued by Discover Financial Services and a cash premium paid of $176 million. The exchange was accounted for as a debt modification and not as an extinguishment. The entire outstanding aggregate principal amount of these notes was subsequently exchanged for substantially identical notes that were registered under the Securities Act of 1933. During the three and nine months ended September 30, 2013, respectively, $2 million and $8 million of the premium paid was amortized and included in interest expense on the condensed consolidated statements of income.
During second quarter 2012, the Company completed a private exchange offer, resulting in the exchange of $322 million outstanding aggregate principal amount of 10.25% Senior Notes due 2019 for the same aggregate principal amount of new 5.20% Senior Notes due 2022 and a cash premium paid of $115 million. On April 27, 2012, the Company issued $308 million aggregate principal amount and, on May 8, 2012, the Company issued $14 million aggregate principal amount, respectively, of the 5.20% Senior Notes due 2022. The exchange was accounted for as a debt modification and not as an extinguishment. These notes were subsequently exchanged for substantially identical notes that were registered under the Securities Act of 1933. During each of the three months ended September 30, 2013 and 2012, $2 million of the premium paid was amortized and included in interest expense on the condensed consolidated statements of income. During the nine months ended September 30, 2013 and 2012, respectively, $5 million and $3 million of the premium paid was amortized and included in interest expense on the condensed consolidated statements of income.
The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of September 30, 2013, the total commitment of secured credit facilities through private providers was $7.5 billion, of which $500 million had been used and was included in long-term borrowings at September 30, 2013. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in 2014, 2015 and 2016. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in millions):

	Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax	Gain (Loss) on Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax(6)	Pension and Post Retirement Plan Gain (Loss), Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2012	$67	$5	—	$(115)	$(43)
Net unrealized gains on investment securities, net of tax expense of $8 (1)	15	—	—	—	15
Unrealized gains on cash flow hedges, net of tax (2)	—	(1)	—	—	(1)
Balance at September 30, 2012	$82	$4	—	$(115)	$(29)

Balance at June 30, 2013	$29	$10	—	$(146)	$(107)
Other comprehensive income (loss) before reclassifications (1)(2)(3)(4)	4	(11)	1	—	(6)
Amounts reclassified from accumulated other comprehensive income (5)	—	4	—	—	4
Balance at September 30, 2013	$33	$3	$1	$(146)	$(109)

Balance at December 31, 2011	$60	$7	—	$(116)	$(49)
Net unrealized gains on investment securities, net of tax expense of $13 (1)	22	—	—	—	22
Unrealized losses on cash flow hedges, net of tax benefit of $1 (2)	—	(3)	—	—	(3)
Unrealized pension and postretirement plan gain, net of tax expense (3)	—	—	—	1	1
Balance at September 30, 2012	$82	$4	—	$(115)	$(29)

Balance at December 31, 2012	$71	$3	—	$(146)	$(72)
Other comprehensive (loss) income before reclassifications (1)(2)(3)(4)	(37)	(1)	1	—	(37)
Amounts reclassified from accumulated other comprehensive income (5)	(1)	1	—	—	—
Balance at September 30, 2013	$33	$3	1	$(146)	$(109)

(1)	Represents the difference between the fair value and amortized cost of available-for-sale investment securities.

(2)	Represents unrealized gains (losses) related to effective portion of cash flow hedges.

(3)	Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation.

(4)
Unrealized gains on available-for-sale investments are net of tax expense of $2 million for the three months ended September 30, 2013 and unrealized losses on available-for-sale investments are net of tax benefit of $22 million for the nine months ended September 30, 2013. Unrealized losses on cash flow hedges are net of tax benefit of $6 million for the three months ended September 30, 2013. Taxes on unrealized gains on cash flow hedges were not material for the nine months ended September 30, 2013.

(5)
Amounts reclassified out of accumulated other comprehensive income for the nine months ended September 30, 2013 include unrealized gains of $1 million (net of tax expense of $1 million) on the sale of available-for-sale investments recorded in other income in the condensed consolidated statement of income. Amounts reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2013, respectively, included unrealized losses of $4 million (net of tax benefit of $1 million) and unrealized losses of $1 million (net of tax benefit of $1 million) on cash flow hedges recorded in interest income and interest expense in the condensed consolidated statement of income.

(6)	Includes unrealized losses on hedge of net investment in foreign subsidiary, net of tax benefit and net gains on foreign currency translation adjustments.

9.	Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Current:
U.S. federal	$328	$318	$866	$829
U.S. state and local	33	44	115	122
International	1	1	4	3
Total	362	363	985	954
Deferred:
U.S. federal	(7)	26	142	143
U.S. state and local	(1)	2	13	12
International	(1)	—	(1)	—
Total	(9)	28	154	155
Income tax expense	$353	$391	$1,139	$1,109

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	2.2	3.1	3.0	3.2
Other	0.1	(0.1)	(0.1)	(0.2)
Effective income tax rate	37.3%	38.0%	37.9%	38.0%

The Company is subject to examination by the Internal Revenue Service (“IRS”) and the tax authorities in various states. The tax years under examination vary by jurisdiction. The Company is pursuing an administrative appeal, the outcome of which remains uncertain, of the IRS’s proposed assessment for the years 1999 through 2005, when Discover was a subsidiary of Morgan Stanley. It is reasonably possible that a settlement of the IRS appeal and certain state audits may be made within 12 months of the reporting date. At this time, the Company believes it is reasonably possible that a reduction in the amount of unrecognized tax benefits of $103 million could be recognized as a result of such settlement.

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

10.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$593	$637	$1,868	$1,812
Preferred stock dividends	(9)	—	(28)	—
Net income available to common stockholders	584	637	1,840	1,812
Income allocated to participating securities	(5)	(6)	(14)	(17)
Net income allocated to common stockholders	$579	$631	$1,826	$1,795
Denominator:
Weighted average shares of common stock outstanding	482	510	489	523
Effect of dilutive common stock equivalents	2	1	2	1
Weighted average shares of common stock outstanding and common stock equivalents	484	511	491	524
Basic earnings per common share	$1.20	$1.24	$3.73	$3.43
Diluted earnings per common share	$1.20	$1.24	$3.72	$3.43

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three and nine months ended September 30, 2013 and 2012, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2013, the Company and the Bank met all capital adequacy requirements to which they were subject. Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of September 30, 2013, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.
The following table shows the actual capital amounts and ratios of the Company and the Bank as of September 30, 2013 and December 31, 2012 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total capital (to risk-weighted assets)
Discover Financial Services	$11,768	17.9%	$5,259	≥8.0%	$6,574	≥10.0%
Discover Bank	$10,309	15.9%	$5,195	≥8.0%	$6,493	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,239	15.6%	$2,630	≥4.0%	$3,944	≥6.0%
Discover Bank	$8,790	13.5%	$2,597	≥4.0%	$3,896	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,239	13.7%	$2,982	≥4.0%	$3,728	≥5.0%
Discover Bank	$8,790	12.0%	$2,940	≥4.0%	$3,675	≥5.0%

December 31, 2012
Total capital (to risk-weighted assets)
Discover Financial Services	$10,998	16.8%	$5,242	≥8.0%	$6,552	≥10.0%
Discover Bank	$9,615	14.9%	$5,172	≥8.0%	$6,465	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$9,470	14.5%	$2,621	≥4.0%	$3,931	≥6.0%
Discover Bank	$8,097	12.5%	$2,586	≥4.0%	$3,879	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$9,470	12.7%	$2,987	≥4.0%	$3,734	≥5.0%
Discover Bank	$8,097	11.0%	$2,936	≥4.0%	$3,670	≥5.0%

12.	Commitments, Contingencies and Guarantees
Lease commitments. The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2022. At September 30, 2013, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in millions):

	Capitalized Leases	Operating Leases
2013	$—	$4
2014	1	14
2015	1	9
2016	—	9
2017	—	8
Thereafter	—	11
Total minimum lease payments	2	$55
Less: Amount representing interest	—
Present value of net minimum lease payments	$2

Unused commitments to extend credit. At September 30, 2013, the Company had unused commitments to extend credit for loans of approximately $164.2 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
Mortgage Loans Representations and Warranties. The Company sells loans it originates to investors on a servicing released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company is required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At September 30, 2013, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition. The related provision was included in other income on the condensed consolidated statements of income
Guarantees. The Company has obligations under certain guarantee arrangements, including contracts and indemnification agreements, which contingently require the Company to make payments to the guaranteed party based on changes in an underlying asset, liability or equity security of a guaranteed party, rate or index. Also included as guarantees are contracts that contingently require the Company to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. The Company’s use of guarantees is disclosed below by type of guarantee.
Counterparty Settlement Guarantees. Diners Club and DFS Services LLC (on behalf of PULSE) have various counterparty exposures, which are listed below.

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

September 30, 2013
Diners Club:
Merchant guarantee (in millions)	$242
PULSE:
ATM guarantee (in millions)	$1

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of September 30, 2013, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million subject to annual adjustment based on actual transaction experience. However, as of September 30, 2013, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.
Merchant Chargeback Guarantees. The Company issues and permits third parties to issue payment cards and owns and operates the Discover Network. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution) or after expiration of the time period for chargebacks in the applicable agreement, the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and nine months ended September 30, 2013 or 2012.
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

The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Aggregate sales transaction volume (1)	$30,633	$29,193	$88,073	$83,978

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of September 30, 2013 or December 31, 2012. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts, and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition (dollars in millions):

	September 30, 2013	December 31, 2012
Settlement withholdings and escrow deposits	$20	$25

13.	Litigation and Regulatory Matters
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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation-related expense of $96 million and $212 million was recognized for the three and nine months ended September 30, 2012. Litigation expense was not material for the three and nine months ended September 30, 2013.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is up to $130 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, takes into account the Company’s best estimate of such losses for those matters for which an estimate can be made, and does not represent the Company’s maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
On August 26, 2011, the Attorney General of Missouri issued a request for information to the Company in connection with an investigation to determine whether the Company has engaged in conduct that violates Missouri law in the marketing of its payment protection product to its credit card customers. The Company has resolved this matter with the Attorney General.
There are two class action cases pending in relation to the Telephone Consumer Protection Act (“TCPA”). The cases were filed in the U.S. District Court for the Northern District of California on November 30, 2011 (Walter Bradley et al. v. Discover Financial Services) and on March 6, 2012 (Andrew Steinfeld v. Discover Financial Services, DFS Services LLC and Discover Bank). The plaintiff in each case alleges that the Company contacted him, and members of the class he seeks to represent, on their cellular telephones without their express consent in violation of the TCPA. The plaintiff in each case seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). The Company and class counsel entered into a preliminary settlement of both pending class actions. On September 10, 2013, the court granted preliminary approval of the settlement. The settlement remains subject to final approval by the court following completion of notice to the settlement class.
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
During the nine months ended September 30, 2013, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's condensed consolidated financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis.
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at September 30, 2013
Assets
U.S Treasury securities	$2,064	$—	$—	$2,064
U.S government agency securities	1,567	—	—	1,567
Credit card asset-backed securities of other issuers	—	19	—	19
Residential mortgage-backed securities - Agency	—	1,303	—	1,303
Available-for-sale investment securities	$3,631	$1,322	$—	$4,953
Mortgage loans held for sale	$—	$136	$1	$137
Interest rate lock commitments	$—	$—	$8	$8
Forward delivery contracts	—	2	—	2
Other derivative financial instruments	—	69	—	69
Derivative financial instruments	$—	$71	$8	$79
Liabilities
Forward delivery contracts	$—	$5	$—	$5
Other derivative financial instruments	—	7	—	7
Derivative financial instruments	$—	$12	$—	$12

Balance at December 31, 2012
Assets
U.S Treasury securities	$2,459	$—	$—	$2,459
U.S government agency securities	2,233	—	—	2,233
Credit card asset-backed securities of other issuers	—	151	—	151
Residential mortgage-backed securities - Agency	—	1,302	—	1,302
Available-for-sale investment securities	$4,692	$1,453	$—	$6,145
Mortgage loans held for sale	$—	$355	$—	$355
Interest rate lock commitments	$—	$—	$12	$12
Forward delivery contracts	—	1	—	1
Other derivative financial instruments	—	98	—	98
Derivative financial instruments	$—	$99	$12	$111
Liabilities
Forward delivery contracts	$—	$2	$—	$2
Other derivative financial instruments	—	1	—	1
Derivative financial instruments	$—	$3	$—	$3

There were no transfers between Levels 1 and 2 within the fair value hierarchy during the three or nine months ended September 30, 2013 and 2012.

Available-for-sale investment securities. Investment securities classified as available-for-sale consist of U.S. Treasury and government agency securities, residential mortgage-backed securities, and credit card asset-backed securities issued by other financial institutions. The fair value estimates of investment securities classified as Level 1, consisting of U.S. Treasury and government agency securities, are determined based on quoted market prices for the same or similar securities. The Company classifies all other available-for-sale investment securities as Level 2, the fair value estimates of which are primarily obtained from pricing services, where fair values are estimated using pricing models based on observable market inputs or recent trades of similar securities. The fair value estimates of mortgage-backed and credit card asset-backed securities are based on the best information available. This data may consist of observed market prices, broker quotes or discounted cash flow models that incorporate assumptions such as benchmark yields, issuer spreads, prepayment speeds, credit ratings and losses, the priority of which may vary based on availability of information.
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
At September 30, 2013, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $1.3 billion, a weighted-average coupon of 2.85% and a weighted-average remaining maturity of four years.
Mortgage loans held for sale and related derivative instruments. The Company enters into commitments with consumers to originate mortgage loans at specified interest rates, known as interest rate lock commitments (“IRLCs”). The Company reports IRLCs as derivative instruments at fair value with changes in fair value being recorded in other income. IRLCs and mortgage loans held for sale under certain loan programs are hedged in aggregate using “to be announced mortgage-backed securities” (“TBA MBS”). IRLCs and mortgage loans held for sale under loan programs that generally have lower volume are hedged on an individual loan level using best-efforts forward delivery contracts.
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

•
Interest rate lock commitments. IRLCs for loans to be sold to investors using a mandatory or assignment of trade method derive their base value from an underlying loan type with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and commitment term. IRLCs for loans to be sold to investors on a best-efforts basis derive their base value from the value of the underlying loans using investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, this base value is then adjusted for the anticipated loan funding probability, or pull through rate. The anticipated loan funding probability is an unobservable input based on historical experience, which results in classification of IRLCs as Level 3.

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
Assets and liabilities under the fair value option. The Company has elected to account for mortgage loans held for sale at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting. At September 30, 2013 and December 31, 2012, the aggregate unpaid principal balance of loans held for sale for which the fair value option had been elected was $131 million and $337 million, respectively. At September 30, 2013 and December 31, 2012, the same loans had a fair value of $137 million and $355 million, respectively. For the three and nine months ended September 30, 2013, $6 million and $30 million, respectively, of losses from fair value adjustments on mortgage loans held for sale were recorded in other revenue on the condensed consolidated statements of income. For each of the three and nine months ended September 30, 2012, $4 million of gains from fair value adjustments on mortgage loans held for sale were recorded in other revenue on the condensed consolidated statements of income.

Level 3 Financial Instruments Only
The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)
For the Three Months Ended September 30, 2013
	Balance at June 30, 2013	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at September 30, 2013
Interest rate lock commitments	$8	—	—	24	—	—	(2)	(22)	$8
Forward delivery contracts	$1	—	(1)	—	—	—	—	—	$—
Mortgage loans held for sale	$—	1	—	—	—	—	—	—	$1

For the Three Months Ended September 30, 2012
	Balance at June 30, 2012	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at September 30, 2012
Interest rate lock commitments	$8	—	—	63	—	—	—	(52)	$19
Forward delivery contracts	$—	—	(1)	1	—	—	—	—	$—

For the Nine Months Ended September 30, 2013
	Balance at December 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at September 30, 2013
Interest rate lock commitments	$12	—	—	105	—	—	3	(112)	$8
Forward delivery contracts	$—	—	(2)	2	—	—	—	—	$—
Mortgage loans held for sale	$—	3	—	—	1	(2)	(1)	—	$1

For the Nine Months Ended September 30, 2012
	Balance at December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at September 30, 2012
Interest rate lock commitments	$—	—	—	71	4	—	—	(56)	$19
Forward delivery contracts	$—	—	(1)	1	—	—	—	—	$—

Unobservable inputs and sensitivities
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2013 (dollars in millions):

	Fair Value	Valuation Technique	Significant Unobservable Input	Ranges of Inputs
				Low	High
Interest rate lock commitments	$8	Quantitative risk models	Loan funding probability	14%	99%
Mortgage loans held for sale	$1	Market comparables	Loss severity	16%	25%

The anticipated loan funding probability represents the Company's expectation regarding the percentage of IRLCs that will ultimately be funded. Generally, an increase in the anticipated loan funding probability would result in an increase in the magnitude of fair value measurements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three and nine months ended September 30, 2013 and 2012, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value as of September 30, 2013 and December 31, 2012 (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at September 30, 2013
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	16	—	16	16
Residential mortgage-backed securities - Agency	—	44	—	44	44
Held-to-maturity investment securities	$1	$60	$—	$61	$61
Cash and cash equivalents	$5,623	$—	$—	$5,623	$5,623
Restricted cash	$183	$—	$—	$183	$183
Net loan receivables (1)	$—	$—	$63,204	$63,204	$61,003
Accrued interest receivables	$—	$542	$—	$542	$542

Liabilities
Deposits	$—	$43,412	$—	$43,412	$43,117
Short-term borrowings	$—	$124	$—	$124	$124
Long-term borrowings - owed to securitization investors	$—	$13,929	$2,080	$16,009	$15,676
Other long-term borrowings	$—	$3,448	$2	$3,450	$2,989
Accrued interest payables	$—	$126	$—	$126	$126

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at December 31, 2012
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	34	—	34	34
Residential mortgage-backed securities - Agency	—	54	—	54	52
Held-to-maturity investment securities	$1	$88	$—	$89	$87
Cash and cash equivalents	$2,584	$—	$—	$2,584	$2,584
Restricted cash	$290	$—	$—	$290	$290
Net loan receivables (1)	$—	$—	$62,619	$62,619	$60,455
Accrued interest receivables	$—	$500	$—	$500	$500

Liabilities
Deposits	$—	$42,671	$—	$42,671	$42,213
Short-term borrowings	$—	$327	$—	$327	$327
Long-term borrowings - owed to securitization investors	$—	$14,033	$2,337	$16,370	$15,933
Other long-term borrowings	$—	$2,332	$2	$2,334	$1,733
Accrued interest payables	$—	$126	$—	$126	$126

(1)	Net loan receivables exclude mortgage loans held for sale that are measured at fair value on a recurring basis.

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
Long-term borrowings-owed to securitization investors. Fair values of long-term borrowings owed to credit card securitization investors are determined utilizing quoted market prices of the same transactions and, as such, are classified as Level 2. Fair values of long-term borrowings owed to student loan securitization investors are calculated by discounting cash flows using estimated assumptions including, among other things, maturity and market discount rates. A portion of the difference between the carrying value and the fair value of the long-term borrowings owed to student loan securitization investors relates to purchase accounting adjustments recorded in connection with the December 2010 purchase of SLC. Significant inputs to these fair value measurements are unobservable and, as such, are classified as Level 3.
Other long-term borrowings. Fair values of other long-term borrowings, consisting of subordinated debt and unsecured debt, are determined utilizing current observable market prices for those transactions and, as such, are classified as Level 2. A portion of the difference between the carrying value and the fair value of the subordinated debt relates to the cash premiums paid in connection with the second and fourth quarter 2012 debt exchanges as discussed in further detail in Note 7: Long-Term Borrowings. Fair values of other long-term borrowings for which there are no observable market transactions, namely capitalized leases, are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar credit risks, remaining maturities and repricing terms. As the significant inputs to these fair value measurements are unobservable, they are classified as Level 3.
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
Derivatives may give rise to counterparty credit risk, which generally is addressed through collateral arrangements as described under the sub-heading "— Collateral Requirements and Credit-Risk Related Contingency Features." The Company enters into derivative transactions with established dealers that meet minimum credit criteria established by the Company. All counterparties must be pre-approved prior to engaging in any transaction with the Company. Counterparties are monitored on a regular basis by the Company to ensure compliance with the Company’s risk policies and limits. In determining the counterparty credit risk valuation adjustment for the fair values of derivatives, the Company considers collateral and legally enforceable master netting agreements that mitigate credit exposure to counterparties.
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
Cash Flow Hedges. The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest receipts on credit card loan receivables and, beginning in the quarter ended June 30, 2013, from interest payments on credit card securitized debt. The Company's cash flow hedges are for an initial maximum period of 3 years with respect to credit card receivables and 5 years for securitized debt. The derivatives are designated as a hedge of the risk of overall changes in cash flows on the Company's portfolios of prime-based interest receipts or LIBOR-based interest payments, and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at September 30, 2013 will be reclassified to interest expense as interest payments are made on certain of the Company's floating rate securitized debt. During the next 12 months, the Company estimates it will reclassify $19 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.
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
Fair Value Hedges. The Company is exposed to changes in fair value of certain of its fixed rate debt obligations due to changes in interest rates. During the three and nine months ended September 30, 2013, the Company used interest rate swaps to manage its exposure to changes in fair value of certain fixed rate senior notes, securitized debt and interest-bearing brokered deposits attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. The interest rate swaps involve the receipt of fixed rate amounts from the respective counterparties in exchange for the Company making payments of variable rate amounts over the life of the agreements without exchange of the underlying notional amounts. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits relating to the risk being hedged, were recorded in interest expense. The changes provided substantial offset to one another. Ineffectiveness related to these fair value hedges was recorded in interest expense. Any basis differences between the fair value and the carrying amount of the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits at the inception of the hedging relationship is amortized and recorded in interest expense.

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
Interest rate swaps. The Company may have, from time to time, interest rate swap agreements that are not designated as hedges. As part of its acquisition of SLC, the Company also acquired an interest rate swap related to the securitized debt assumed in the transaction. Such agreements are not speculative and are also used to manage interest rate risk but are not designated for hedge accounting. Changes in the fair value of these contracts are recorded in other income.
Foreign exchange forward contracts. The Company has foreign exchange forward contracts that are economic hedges and are not designated as hedges for accounting purposes. The Company enters into foreign exchange forward contracts to manage foreign currency risk. Changes in the fair value of these contracts are recorded in other income.
The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the statement of financial condition each is reported as of September 30, 2013 and December 31, 2012 (dollars in millions). See Note 14: Fair Value Disclosures for a description of the valuation methodologies of derivatives. All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values. Total derivative asset and liabilities are adjusted on an aggregate basis to take into consideration the effects of cash collateral receivable and payable. Cash collateral receivable and payable balances are recorded in other assets and deposits, respectively, in the condensed consolidated statement of financial condition. Collateral amounts recorded in the condensed consolidated statement of financial condition are based on the net collateral receivable or payable position for each applicable legal entity's master netting arrangement with each counterparty.

	September 30, 2013				December 31, 2012
			Statement of Financial Position Location			Statement of Financial Position Location
	Notional Amount	Number of Transactions	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps—cash flow hedge	$2,400	4	$6	$2	$1,750	$5	$—
Interest rate swaps—fair value hedge	$7,278	257	63	5	$7,859	93	—
Foreign exchange forward contract - net investment hedge (1)	$44	1	—	—	$—	—	—
Derivatives not designated as hedges:
Foreign exchange forward contracts (2)	$38	7	—	—	$40	—	—
Interest rate swap (3)	$850	1	—	—	$1,027	—	1
Forward delivery contracts	$414	283	2	5	$774	1	2
Interest rate lock commitments (3)	$335	1,547	8	—	$414	12	—
Total gross derivative assets / liabilities			79	12		111	3
Less: Collateral receivable / payable(4)			(62)	(12)		(92)	—
Total net derivative assets / liabilities			$17	$—		$19	$3

(1)	The foreign exchange forward contract has a notional amounts of EUR 33 million as of September 30, 2013.

(2)
The foreign exchange forward contracts have notional amounts of EUR 16 million, GBP 5 million, SGD 2 million, and CHF 6 million as of September 30, 2013, and EUR 18 million, GBP 9 million and SGD 2 million as of December 31, 2012.

(3)	Interest rate swaps not designated as hedges and interest rate lock commitments do not have associated master netting arrangements.

(4)	Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.

The following table summarizes the impact of the derivative instruments on income, and indicates where within the consolidated statements of income such impact is reported for the three and nine months ended September 30, 2013 and 2012 (dollars in millions):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2013 (1)	2012	2013 (1)	2012
Derivatives designated as hedges:
Interest rate swaps—cash flow hedges:
Total losses recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$(13)	$(1)	$(1)	$(4)
Total losses recognized in other comprehensive income		$(13)	$(1)	$(1)	$(4)
Amount reclassified from other comprehensive income into income	Interest Income	$—	$2	$4	$6
Amount reclassified from other comprehensive income into income	Interest Expense	$(5)	$—	$(6)	$—
Interest rate swaps—fair value hedges:
Interest expense—ineffectiveness		12	26	(38)	51
Interest expense—other		10	9	30	22
Gain (loss) on interest rate swaps	Interest Expense	22	35	(8)	73
Interest expense—ineffectiveness		(10)	(24)	42	(47)
Interest expense—other		(1)	(2)	(4)	(5)
Gain on hedged item	Interest Expense	(11)	(26)	38	(52)
Total gains recognized in income		$6	$11	$28	$27
Derivatives not designated as hedges:
Loss on forward contracts	Other Income	$(2)	$—	$(1)	$—
Loss on interest rate swaps	Other Income	—	(3)	—	(8)
Loss on forward delivery contracts	Other Income	(18)	(8)	(3)	(9)
Gain on interest rate lock commitments	Other Income	24	63	105	71
Total gains on derivatives not designated as hedges recognized in income		$4	$52	$101	$54

(1)
The impact of the net investment hedge on the consolidated statements of income, which arise from amounts reclassified from other comprehensive income, was immaterial for the three and nine months ended September 30, 2013.

Collateral Requirements and Credit-Risk Related Contingency Features. The Company has master netting arrangements and minimum collateral posting thresholds with its counterparties for its fair value and cash flow hedge interest rate swaps, foreign exchange forward contracts, and forward delivery contracts. The Company has not sought a legal opinion in relation to the enforceability of its master netting arrangements, and as such, does not report any of these positions on a net basis. Collateral is required by either the Company or its subsidiaries or the counterparty depending on the net fair value position of these derivatives held with that counterparty. The Company may also be required to post collateral with a counterparty for its fair value and cash flow hedge interest rate swaps depending on the credit rating it or Discover Bank receives from specified major credit rating agencies. Collateral receivable or payable amounts are not offset against the fair value of these derivatives, but are recorded separately in other assets or deposits.
As of September 30, 2013, the Company had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At September 30, 2013, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $98 million as of September 30, 2013.
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

•
Direct Banking. The Direct Banking segment includes Discover-branded credit cards issued to individuals and small businesses and other consumer products and services, including home loans, personal loans, student loans, home equity loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on each of the loan products. Additionally, the Company’s credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.

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

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.

•	Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data for the three and nine months ended September 30, 2013 and 2012 (dollars in millions):

For the Three Months Ended	Direct Banking	Payment Services	Total
September 30, 2013
Interest income
Credit card	$1,513	$—	$1,513
Private student loans	64	—	64
PCI student loans	67	—	67
Personal loans	122	—	122
Other	21	—	21
Total interest income	1,787	—	1,787
Interest expense	278	—	278
Net interest income	1,509	—	1,509
Provision for loan losses	333	—	333
Other income	475	78	553
Other expense	733	50	783
Income before income tax expense	$918	$28	$946

	Direct Banking	Payment Services	Total
September 30, 2012
Interest income
Credit card	$1,461	$—	$1,461
Private student loans	48	—	48
PCI student loans	75	—	75
Personal loans	96	—	96
Other	28	—	28
Total interest income	1,708	—	1,708
Interest expense	321	—	321
Net interest income	1,387	—	1,387
Provision for loan losses	136	—	136
Other income	530	88	618
Other expense	801	40	841
Income before income tax expense	$980	$48	$1,028

For the Nine Months Ended	Direct Banking	Payment Services	Total
September 30, 2013
Interest income
Credit card	$4,427	$—	$4,427
Private student loans	183	—	183
PCI student loans	205	—	205
Personal loans	334	—	334
Other	73	—	73
Total interest income	5,222	—	5,222
Interest expense	873	—	873
Net interest income	4,349	—	4,349
Provision for loan losses	717	15	732
Other income	1,501	245	1,746
Other expense	2,180	176	2,356
Income before income tax expense	$2,953	$54	$3,007

	Direct Banking	Payment Services	Total
September 30, 2012
Interest income
Credit card	$4,286	$—	$4,286
Private student loans	136	—	136
PCI student loans	228	—	228
Personal loans	269	—	269
Other	76	—	76
Total interest income	4,995	—	4,995
Interest expense	1,002	—	1,002
Net interest income	3,993	—	3,993
Provision for loan losses	482	—	482
Other income	1,424	257	1,681
Other expense	2,160	111	2,271
Income before income tax expense	$2,775	$146	$2,921

17.	Subsequent Events
Dividends. On October 16, 2013, the Company announced a quarterly cash dividend of $0.20 per share of common stock, payable on November 21, 2013 to holders of record on November 7, 2013. Also on October 16, 2013, the Company announced a quarterly cash dividend on its preferred stock in the amount of $16.25 per share, equal to $0.40625 per depositary share, payable on December 2, 2013 to holders of record on November 15, 2013.
Long-term Borrowings. On October 29, 2013, the Company issued $1.4 billion of credit card asset-backed securities in a registered public offering through DCENT, comprised of an $850 million issuance at an annual interest rate of 1.04% with a maturity of three years, and a $550 million issuance at an annual interest rate of LIBOR plus 0.45% with a maturity of five years.

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
Additional factors that could cause our results to differ materially from those described below can be found in this section in this quarterly report and in “Risk Factors,” “Business—Competition,” “Business—Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended November 30, 2012 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our quarterly reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, which are filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).
Introduction and Overview
Discover Financial Services is a direct banking and payment services company. Through our Discover Bank subsidiary, we offer our customers credit card loans, private student loans, personal loans, home equity loans and deposit products. Through our Discover Home Loans, Inc. subsidiary, we offer our customers home loans. Through our DFS Services LLC subsidiary and its subsidiaries, we operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network is a payment card transaction processing network for Discover-branded credit cards and credit, debit and prepaid cards issued by third parties, which we refer to as network partners. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point of sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services.

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
Quarter Highlights

•	Net income for the third quarter of 2013 was $593 million, compared to $637 million for the third quarter of 2012.

•	Credit card loans grew $1.9 billion to $50.4 billion and Discover card sales volume increased 3% from the prior year period.

•
Credit card loan delinquencies over 30 days past due decreased 16 basis points compared to the prior year period to 1.67%. The credit card net charge-offs rate declined 29 basis points to 2.05% in comparison to the prior year period.

•
Payment Services had a pretax income of $28 million during the third quarter of 2013 in comparison to pretax income of $48 million for the same period in 2012. Transaction dollar volume for the segment was $48.5 billion in the quarter, a decrease of 2% from the prior year period.

•	We repurchased approximately seven million shares of common stock for $350 million, reducing our number of shares outstanding by 1% from the prior quarter.
Recent Developments

•	On October 16, 2013, we announced a quarterly cash dividend of $0.20 per share of common stock, payable on November 21, 2013 to holders of record on November 7, 2013.

•
Also on October 16, 2013, we announced a quarterly cash dividend on our preferred stock in the amount of $16.25 per share, equal to $.40625 per depositary share, payable on December 2, 2013 to holders of record on November 15, 2013.

•
On October 29, 2013, we issued $1.4 billion of credit card asset-backed securities in a registered public offering through the DCENT, comprised of an $850 million issuance at an annual interest rate of 1.04% with a maturity of three years, and a $550 million issuance at an annual interest rate of LIBOR plus 0.45% with a maturity of five years.

Outlook
Investments in marketing have contributed to our receivables growth and we are focused on continuing this trend with new account acquisitions, through the Discover it® card, and through wallet share gains with existing customers. We are also targeting solid growth and strong returns in our private student and personal loan portfolios. The expansion of our direct banking product offerings remains a priority, as recently illustrated by the launch of home equity loans in the third quarter.
Credit performance measures remained near historic lows in the third quarter, as the delinquency rate remained relatively flat and there was improvement in the net charge-off rate. There was a reserve build in the third quarter due to a change in our outlook for recoveries along with providing for overall loan growth. Our outlook on credit for the fourth quarter remains relatively consistent with our performance in the third quarter.
Total yield is anticipated to remain relatively stable through the fourth quarter. Net interest margin increased in the third quarter, and we expect continued expansion in the fourth quarter, but to a lesser degree than we experienced in the third quarter. Funding costs are expected to remain at low levels through the end of the year as we benefit from the interest rate environment and replace higher-priced time deposits with lower-cost borrowings.

We are continuing to experience business challenges in our Payment Services segment. We expect continuing modest operating losses related to Diners Club Italy, which we acquired in the second quarter. We could also experience additional impairments on loans to our other licensees in the future. Certain other Diners Club licensees continue to face financial difficulties, due in large part to the challenging European credit market. Going forward, we expect to provide other forms of support, which may include additional loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. See "— Segments—Payments Services" for further discussion.
PULSE transaction volume has been decreasing this year, due in part to the changing debit environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies. Volume may not exceed 2012 levels. Additionally, we anticipate pressure on our Network Partners business as certain contracts mature in the near term and may not be renewed. The loss of one or more large contracts would have a significant impact on Network Partners volume and could be significant to Payment Services revenues, but we would not anticipate it to be material to our overall profitability. While we expect that the environment will remain challenging, we will continue to focus on profitable business.
We intend to continue to maintain a strong capital level through 2013, while targeting investments for future growth and returning capital to shareholders through our share repurchase program and quarterly dividends.
Regulatory Environment and Developments
Overview
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. The Reform Act regulates large systemically significant financial firms, including us, through a variety of measures, including increased capital and liquidity requirements, limits on leverage, and enhanced supervisory authority. The Reform Act also established a new financial regulator, the Consumer Financial Protection Bureau (the "CFPB"), and new requirements for debit card transactions, which impact our core businesses. Additional legislative or regulatory action that may impact our business may result from the multiple studies mandated under the Reform Act.
The evolving regulatory environment causes uncertainty with respect to the manner in which we conduct our businesses and requirements that may be imposed by our regulators. Regulators have implemented and continue to propose new regulations and supervisory guidance and have been increasing their examination and enforcement action activities. We expect that regulators will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or criticisms. We are unable to predict the nature, extent or impact of any additional changes to statutes or regulations, including the interpretation, implementation or enforcement thereof, that may occur in the future.
The impact of the evolving regulatory environment on our business and operations depends upon final implementing regulations and guidance issued by the regulatory agencies, the actions of our competitors and other marketplace participants, and the behavior of consumers. Regulatory actions could require us to limit or change our business practices, limit our ability to pursue business opportunities, limit our product offerings, require continued investment of management time and resources in compliance efforts, limit fees we can charge for services, require us to meet more stringent capital, liquidity and leverage ratio requirements (including those under Basel III), increase costs, restrict our ability to access the securitization markets for our funding, impact the value of our assets, or otherwise adversely affect our businesses.
Compliance and other regulatory requirements and expenditures have increased for Discover and other financial services firms, and we expect them to continue to increase as regulators adopt new rules and increase their scrutiny of financial institutions, including controls and operational processes. We may face additional compliance and regulatory risk to the extent that we enter into new lines of business or new business arrangements with third-party service providers, alternative payment providers or other industry participants, including providers or participants that may not be regulated financial institutions. The additional expense, time and resources needed to comply with ongoing regulatory requirements may adversely impact our business and results of operations.
Consumer Financial Services
The CFPB regulates consumer financial products and services and certain financial services providers, including Discover. The CFPB is authorized to prevent "unfair, deceptive or abusive acts or practices" and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The agency has rulemaking and interpretive authority under the Reform Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover.

The CFPB has an online complaint system that allows consumers to log complaints (broadly defined to include “expressions of dissatisfaction or suspicions of wrongdoing”) with respect to the products we offer. The system could inform future agency decisions with respect to regulatory, enforcement or examination focus, and influence consumers' attitudes about doing business with Discover. The CFPB also collects detailed account level information from large financial institutions about credit cards and other products. There continues to be significant uncertainty as to how the agency's regulatory, supervisory, examination and enforcement strategies and priorities will impact our businesses.
Credit Cards. Legislation has been introduced in Congress that would overturn a U.S. Supreme Court decision holding that interest rates and other terms of bank-issued credit cards are subject to the law of the state in which the bank is located, and not the laws of the states in which cardholders reside. The enactment of this legislation would potentially allow states to impose different interest rate limitations or other limitations on credit card and other loans, which could reduce our interest income and increase our operating expenses. Similar legislation in past Congresses has not become law, and we do not presently anticipate that the bills will be enacted.
The CFPB is required by the Credit CARD Act of 2009 (the "Act") to issue an annual report on the impact of the Act. The 2013 report, issued in October, identified “possible areas of concern” about credit card issuer practices that “warrant further scrutiny by the CFPB.” They include the adequacy of disclosures that are made online, whether disclosures about credit card rewards and grace periods are clear and transparent, and whether additional actions are warranted to protect consumers who purchase “add on products” such as identity theft protection and credit score monitoring. It is unclear how the CFPB intends to address these concerns (e.g., through rulemaking, supervisory guidance or enforcement proceedings) and whether its actions will affect Discover.
Student Loans. There is significant legislative and regulatory focus on the student loan market, including by the CFPB. The Reform Act created a "Private Education Ombudsman" within the CFPB to help resolve complaints about private student loans. An October 2012 report by the Ombudsman recommended that Congress identify opportunities to expand the availability of loan modification and refinance options for student loan borrowers. It also recommended that regulators assess whether efforts to correct problems in mortgage servicing could be applied to improve student loan servicing. Legislation to facilitate the refinancing of private student loans was introduced in July 2013. We are unable to assess the likelihood of its enactment or its impact on our student lending business. The Ombudsman’s October 2013 Report identified similar concerns and others, including a number of concerns related to loan servicing practices. The potential impact of these areas of focus on Discover is unclear.
A July 2012 report by the CFPB and the U.S. Department of Education on private student lending reviewed the use in private student loan underwriting of “cohort default rates” (average loan default rate for students at a college as reported by the Department of Education). The report concluded that the general reliance on cohort default rates for loan eligibility for students at specific schools may raise a threshold fair lending concern, requiring an analysis of a business need for using this information and whether it could be met by other techniques. Like other private student lenders, we utilize cohort default rates in determining the eligibility of individual schools to participate in our lending program. We do not use cohort default rates for underwriting individual students' applications.
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
In August 2013, the President signed the Bipartisan Student Loan Certainty Act of 2013, which changed how federal student loan interest rates are determined. The bill links federal student loan rates to the federal 10-year treasury rate, plus a small margin. The new rates are retroactive, effective for all loans disbursed on or after July 1, 2013. This new rate structure may impact certain segments of the private student loan market.
Home Loans. The CFPB has indicated that the mortgage industry is an area of supervisory focus and that it will concentrate its examinations and rulemaking efforts on the variety of mortgage-related topics required under the Reform Act including steering consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB recently published several final rules impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test but also creates a safe harbor for so-called "qualified mortgages." The "qualified mortgages" standards include a tiered cap structure that places limits on the total amount of certain fees that can be charged on a loan, a 43% cap on debt-to-income (i.e., total monthly payments on debt to monthly gross income), exclusion of interest-only products and other requirements. The 43% debt-to-income cap does not apply for the first seven years the rule is in effect for loans that are eligible for sale to Fannie Mae or Freddie Mac or eligible for government guarantee through the Federal Housing Administration (the "FHA") or the Veterans Administration. Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action and attorney fee damages, all of which a borrower may claim in defense of a foreclosure action at any time. It is uncertain what the ultimate impact of these requirements will be on our mortgage business.
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
Congress has begun considering legislation that could significantly affect the single family housing finance market in the United States. These proposals, among other things, would wind down the government-sponsored enterprises, Fannie Mae and Freddie Mac to which we currently sell our mortgages, and would encourage the growth of private sector entities to provide liquidity to the mortgage market. Congress or regulators may also take action to further restrict the availability of FHA loan products in order to shrink the FHA's presence in the mortgage market. The bills have bipartisan support, but prospects for enactment, as well as any effect on our business and financial results, are uncertain at this time.
Payment Networks
The Reform Act generally requires that interchange fees paid to or charged by payment card issuers on debit card and certain prepaid transactions be “reasonable” and “proportional” to the issuer’s cost in connection with such transactions, as determined in accordance with regulations promulgated by the Federal Reserve, and also prohibits debit and prepaid card networks and issuers from requiring debit and prepaid card transactions to be processed solely on a single payment network, or two or more affiliated payment networks. The Federal Reserve issued final implementing regulations on these statutory requirements in June 2011, most of which became effective in October 2011 or April 2012. In November 2011, certain retailers and merchant associations filed a federal lawsuit challenging these regulations.
In July 2013, the court issued its ruling in that case, finding for the retailers and holding that the Federal Reserve did not appropriately implement the statutory requirements. In particular, the court ruled that the Federal Reserve included impermissible costs in the cap on interchange fees (i.e., set the cap too high), and did not sufficiently implement the statute’s prohibition against issuers and payment card networks restricting merchant electronic debit transaction routing options to a single network or multiple affiliated networks. The Federal Reserve appealed the decision and, in September 2013, the court of appeals granted the parties' joint request for an expedited appeal and the judge in the district court issued a stay of his decision to vacate the portions of the regulations that were challenged by the plaintiffs, pending the outcome of the appeals process. Therefore, the current regulations will remain in effect until the court of appeals issues its decision and the district court issues a further order in light of that decision. The ultimate impact of the court decision will depend on the content of the court’s final order following the full appeals process. The impact of the decision further will depend on whether and how the Federal Reserve amends its regulations, which could go beyond the specific issues addressed by the court, as well as the actions of marketplace participants. Changes in the debit card market resulting from the decision could affect PULSE's business practices, transaction volume, revenue, and prospects for future growth.
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
In July 2013, the European Commission issued a proposal for regulation of interchange fees assessed for card-based payment transactions occurring across the borders of European Union member states and other card network business practices. The proposal, if enacted, would reduce the fees that card issuers can receive for consumer debit and credit card transactions. Corporate cards are not subject to the proposal. At this time, we cannot predict the final content of the proposal, the timing for adoption, or the extent of the impact that it would have on the business practices or revenues of our Diners Club network licensees in Europe.
Capital, Liquidity and Funding
Regulatory Capital Requirements. In July 2013, the Federal Reserve issued final rules related to regulatory capital requirements, and then each of the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC") issued virtually identical rules, with the FDIC issuing an interim final rule (collectively referred to as the "final rules"). The final rules adopt with revisions the proposed rules that the agencies approved last year. Key reforms include increased requirements for both the quantity and quality of capital held by banking organizations so that they are more capable of absorbing losses and withstanding periods of financial distress, and the establishment of alternative standards of creditworthiness in place of credit ratings. Consistent with the proposed rules, the final rules implement Basel III regulatory capital reforms and changes required by the Reform Act, substantially amending the regulatory risk-based capital rules applicable to banking organizations, including Discover Financial Services and Discover Bank. "Basel III" refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010 and loss absorbency rules issued in January 2011, which included significant changes to bank capital, leverage and liquidity requirements. The FDIC's comment period on its interim final rule ended in September 2013. Compliance with the final rules is required beginning January 1, 2015 for most banking organizations, including Discover Financial Services and Discover Bank. Compliance is required one year earlier for the largest banking organizations.
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
Stress Test Requirements. In October 2012, the Federal Reserve issued final rules implementing the stress test requirements under the Reform Act for bank holding companies with $50 billion or more in total consolidated assets, including Discover. Under the final rule, the Federal Reserve will conduct annual supervisory stress tests for the 19 bank holding companies that participated in the 2009 Supervisory Capital Assessment Program and subsequent Comprehensive Capital Analysis and Reviews ("CCAR BHCs") and will publish the results of such stress tests in March each year, beginning in 2013. In addition, the CCAR BHCs are required to conduct their own stress tests twice per year and publish the results of these company-run stress tests in March and September each year, beginning in 2013. However, the Federal Reserve delayed implementation of these requirements for bank holding companies like Discover that have $50 billion or more in total consolidated assets, but are not CCAR BHCs, for one year. Discover will be subject to these requirements in 2014.
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
Resolution Plans. Under Federal Reserve and FDIC rules implementing Section 165(d) of the Reform Act, bank holding companies with $50 billion or more in consolidated assets (including us) and certain other financial companies are required to submit a resolution plan (or so-called “living will”) to the FDIC, the Federal Reserve, and the Financial Stability Oversight Council for their rapid and orderly liquidation in the event of material financial distress or failure. In addition, under a separate FDIC rule, an insured depository institution with $50 billion or more in total assets, such as Discover Bank, is required to submit to the FDIC periodic contingency plans for resolution in the event of the institution's failure. Under these rules, the initial resolution plans for us and Discover Bank are required to be submitted on or before December 31, 2013. Thereafter, we and Discover Bank are required to update such plans annually and, in certain circumstances, more frequently. The consequences of these new rules and the agencies' review of resolution plans on the financial services industry and us is unclear. Failure to provide resolution plans that satisfy regulatory requirements may result in imposition of more stringent capital, leverage, or liquidity requirements, growth restrictions or ordered divestiture of assets and operations.
Liquidity Ratio Requirements. In October 2013, the Federal Reserve issued a notice of proposed rulemaking that would require large banking organizations to maintain a minimum liquidity coverage ratio. The proposal applies to internationally active banks (bank holding companies with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure). Additionally, the Federal Reserve proposed the implementation of a modified liquidity coverage ratio for bank holding companies with over $50 billion in total assets, such as Discover. The proposal includes transition periods for conformance with the new requirements beginning on January 1, 2015, with full compliance required by January 1, 2017. We are not able to predict whether this proposal will be adopted, or in what form, and are currently assessing the impact of the proposal on Discover. Comments on the proposal are due on or before January 31, 2014.
Securitizations. In August 2013, the SEC, the FDIC, the Federal Reserve and certain other prudential banking regulators re-proposed regulations that would mandate risk retention for securitizations, including credit card securitizations. The re-proposed regulations would generally require that the sponsor of a securitization retain, unhedged, a minimum of 5% of the fair value of the securitized assets and for revolving master trusts would permit that retained risk to be held in the form of a seller’s interest in an amount equal to not less than 5% of the unpaid principal balance of the asset-backed securities held by investors. Discover Bank cannot at this time predict whether its seller’s interest in its securitization trusts and other existing risk retention mechanisms will satisfy the final regulatory requirements, whether structural changes would be necessary, or whether any failure of the seller’s interest to qualify would alter Discover Bank’s interest in conducting securitization transactions in the future. Comments on the re-proposed rule are due on October 30, 2013. Although it is unclear when the final rules will be promulgated, compliance with the final rules will be required one year after publication for securitization transactions collateralized by residential mortgages and two years after publication for all other securitization transactions.

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
Direct Banking. Our Direct Banking segment includes Discover-branded credit cards issued to individuals and small businesses and other consumer products and services, including private student loans, personal loans, home loans, home equity loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, our credit card products generate substantially all of our revenues related to discount and interchange, protection products and loan fee income.
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
The following table presents segment data (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Direct Banking
Interest income
Credit card	$1,513	$1,461	$4,427	$4,286
Private student loans	64	48	183	136
PCI student loans	67	75	205	228
Personal loans	122	96	334	269
Other	21	28	73	76
Total interest income	1,787	1,708	5,222	4,995
Interest expense	278	321	873	1,002
Net interest income	1,509	1,387	4,349	3,993
Provision for loan losses	333	136	717	482
Other income	475	530	1,501	1,424
Other expense	733	801	2,180	2,160
Income before income tax expense	918	980	2,953	2,775
Payment Services
Provision for loan losses	—	—	15	—
Other income	78	88	245	257
Other expense	50	40	176	111
Income before income tax expense	28	48	54	146
Total income before income tax expense	$946	$1,028	$3,007	$2,921

The following table presents information on transaction volume (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Network Transaction Volume
PULSE Network	$39,458	$40,365	$119,437	$120,122
Network Partners	2,507	2,228	7,195	6,427
Diners Club (1)	6,549	7,038	20,041	21,289
Total Payment Services	48,514	49,631	146,673	147,838
Discover Network—Proprietary (2)	28,880	27,662	83,169	79,631
Total Volume	$77,394	$77,293	$229,842	$227,469
Transactions Processed on Networks
Discover Network	500	471	1,425	1,350
PULSE Network	1,053	1,105	3,143	3,261
Total	1,553	1,576	4,568	4,611
Credit Card Volume
Discover Card Volume (3)	$30,275	$29,692	$86,839	$84,001
Discover Card Sales Volume (4)	$27,989	$27,109	$80,427	$77,411

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
Our Direct Banking segment reported pretax income of $918 million and $3.0 billion for the three and nine months ended September 30, 2013, respectively, as compared to pretax income of $980 million and $2.8 billion for the three and nine months ended September 30, 2012, respectively.
Loan receivables totaled $62.7 billion at September 30, 2013, which was up from $62.6 billion at December 31, 2012, primarily due to an increase in personal loans and private student loans. The increase in private student loans is attributable to seasonal disbursements. The increase in personal loans and private student loans was partially offset by a seasonal decline in credit card loans, and by continued decreases in the purchase credit-impaired ("PCI") student loan balances resulting from paydowns on the portfolio. Discover card sales volume was $28.0 billion and $80.4 billion for the three and nine months ended September 30, 2013, respectively, which was an increase of 3% and 4% for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The increase was primarily due to continued growth in our active customer base combined with promotional programs driving incremental sales.
Net interest margin increased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012. This increase was primarily driven by decreased funding costs partially offset by lower total loan receivables yield. The decrease in total yield was driven primarily by credit card yield, which decreased due to an increase in promotional rate balances and a decline in higher rate balances, partially offset by a decrease in interest charge-offs. There was an increase in interest income relating to credit card loan receivables largely driven by a higher average level of loans that was partially offset by lower yield. There was also an increase in interest income related to private student and personal loans during the three and nine months ended September 30, 2013 as compared to the same periods in 2012 attributable to organic growth in these classes of loans. The decrease in interest income from PCI student loans was driven by a decline in the outstanding PCI loan balance, as this is an attriting portfolio, partially offset by an increase in yield for the nine months ended September 30, 2013. Interest expense decreased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, as rates for a significant portion of our funding sources decreased. Interest costs related to deposits decreased as maturities of deposits bearing higher interest rates were replaced by funding from deposits with lower interest rates. Interest costs related to securitized borrowings decreased due to issuances of credit card securitized borrowings, net of maturities, at lower interest rates and paydowns of student loan securitized borrowings at higher interest rates.
At September 30, 2013, our delinquency rate for credit card loans over 30 days past due was 1.67% as compared to 1.79% at December 31, 2012, reflective of continuing trends of strong credit performance. For the three and nine months ended September 30, 2013, our net charge-off rate on credit cards declined to 2.05% and 2.25%, respectively, as compared to 2.34%

and 2.65% for the same periods in 2012. For the three and nine months ended September 30, 2013, the provision for loan losses increased as compared to the same periods in 2012, primarily driven by an increase in the level of the allowance for loan losses partially offset by a decrease in net charge-offs.
Total other income decreased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This decrease was primarily due to a decline in revenue related to mortgage banking operations which was driven by a decline in mortgage origination volume due to increased interest rates. Additionally, there was a decrease in gain on investments due to a sale of an equity investment in the third quarter of 2012. Furthermore, other income also decreased due to a decline in transaction processing revenue reflecting the impact of merchant rerouting and lower rates. Protection product revenue decreased reflecting the impact of changes in our offer strategies, which reduced selling over the last few years and which ceased at the end of 2012. These decreases were partially offset by an increase in discount and interchange revenue resulting primarily from higher sales volume.
Total other income increased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This increase was primarily due to higher discount and interchange revenue resulting from higher sales volume. In addition, other income increased due to the revenue related to the acquisition and integration of the Home Loan Center assets in June 2012 (see Note 2: Business Combinations to our condensed consolidated financial statements). These increases were partially offset by a reduction in transaction processing revenue reflecting the impact of merchant rerouting and lower rates, combined with a decline in gain on investments relating to a 2012 sale of an equity investment. Additionally, protection product revenue decreased reflecting the impact of changes in our offer strategies, which reduced selling over the last few years and which ceased at the end of 2012.
Total other expense decreased due to various factors in the three months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily due to a decline in legal expenses due to the settlement of the FDIC and CFPB matter in the third quarter of 2012, as well as reduced professional fees driven by lower collection and outsourcing fees. These decreases were partially offset by higher employee compensation costs resulting from an increase in overall headcount.
Total other expense increased in the nine months ended September 30, 2013 as compared to the same period in 2012, due to various factors. Growth initiatives caused an increase in marketing related expenses. Employee compensation costs increased resulting from growth in overall headcount along with the continued impact from the acquisition and integration of the Home Loan Center assets. These increases were partially offset by a decline in legal expenses due to the settlement of the FDIC and CFPB matter in the third quarter of 2012, as well as reduced professional fees driven by lower collection and outsourcing fees.
Payment Services
For the three months ended September 30, 2013 and 2012, our Payments Services segment had pretax income of $28 million and $48 million, respectively. The decline is the result of costs from Diners Club licensee support actions taken and a decrease in PULSE transaction revenue. For the nine months ended September 30, 2013 and 2012, pretax income was $54 million and $146 million, respectively. The decrease in income for the nine months ended September 30, 2013 was mainly attributable to support of our Diners Club network.
Transaction dollar volume for the three and nine months ended September 30, 2013 decreased by $1.1 billion and $1.2 billion, respectively, as compared to the same periods in 2012, primarily driven by decreased PULSE point-of-sale volume due in part to the changing debit environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies. Furthermore, there was also a decrease in Diners Club volume mainly due to the impact of currency exchange rates. These declines were partially offset by an increase in Network Partners volume. However, we anticipate pressure on our Network Partners business as certain contracts mature in the near term and may not be renewed. The loss of one or more large contracts would have a significant impact on Network Partners volume and could be significant to Payment Services revenues, but we would not anticipate it to be material to our overall profitability.
As previously disclosed, we have been working with our European Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. For example, we have provided loans to certain licensees in the amount of approximately $39 million, and have undrawn commitments to lend an additional $11 million. During the second quarter of 2013, we acquired Diners Club Italy, which included $34 million of receivables, and we provided financial assistance to facilitate the purchase of our Slovenian licensee by a European bank. These transactions resulted in a charge to earnings of approximately $40 million in the second quarter of 2013. Additionally, in the second quarter of 2013, we increased reserves by $15 million related to loans to other European Diners Club licensees due to liquidity concerns. There were no similar acquisitions, asset write downs or allowances in the prior year periods.

For the three months ended September 30, 2013 as compared to the same period in the prior year, the pretax income decline relating to Diners Club was due to the costs associated with the European licensee operations. We expect continued modest operating losses related to Diners Club Italy, which we acquired in the second quarter of 2013. For the nine months ended September 30, 2013 as compared to the same period in the prior year, the pretax income decline relating to Diners Club was mainly due to the licensee support described above.
Certain other Diners Club licensees continue to face financial difficulties, due in large part to the challenging European credit market. Going forward, we expect to provide other forms of support, which may include additional loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. We could also experience additional impairments on loans to our other licensees in the future. In addition, Diners Club has $151 million of non-amortizable intangible assets at September 30, 2013. To the extent that we are unable to maintain Diners Club revenues at appropriate levels, we may be exposed to an impairment loss on these assets that, when recognized, could have a material adverse impact on our results of operations. The licensees that we currently consider to be of concern accounted for approximately 5% of Diners Club revenues during 2012.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our condensed consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the accrual of credit card customer rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment, the accrual of income taxes, estimates of future cash flows associated with PCI loans, and the fair value estimates of loan commitments and mortgages held for sale as critical accounting estimates. These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the fiscal year ended November 30, 2012. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “— Critical Accounting Estimates.” There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the fiscal year ended November 30, 2012.
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income for the periods presented (dollars in millions):

	For the Three Months Ended September 30,		2013 vs. 2012 increase (decrease)		For the Nine Months Ended September 30,		2013 vs. 2012 increase (decrease)
	2013	2012	$	%	2013	2012	$	%
Interest income	$1,787	$1,708	$79	5%	$5,222	$4,995	$227	5%
Interest expense	278	321	(43)	(13)%	873	1,002	(129)	(13)%
Net interest income	1,509	1,387	122	9%	4,349	3,993	356	9%
Provision for loan losses	333	136	197	145%	732	482	250	52%
Net interest income after provision for loan losses	1,176	1,251	(75)	(6)%	3,617	3,511	106	3%
Other income	553	618	(65)	(11)%	1,746	1,681	65	4%
Other expense	783	841	(58)	(7)%	2,356	2,271	85	4%
Income before income tax expense	946	1,028	(82)	(8)%	3,007	2,921	86	3%
Income tax expense	353	391	(38)	(10)%	1,139	1,109	30	3%
Net income	$593	$637	$(44)	(7)%	$1,868	$1,812	$56	3%

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
Net interest margin increased during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily driven by decreased funding costs, partially offset by lower yields on loan receivables. The decrease in loan receivable yields was driven by growth in credit card promotional balances and a decline in higher rate balances.
Interest income increased during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due to higher interest income from credit card loans, personal loans, and private student loans resulting from growth across these products combined with lower credit card loan interest charge-offs. The increase in interest income from these products was partially offset by a decrease in yield on credit card loan receivables along with a decrease in PCI student loan volume.
Interest income on other interest-earning assets, which largely relates to investment income on our liquidity portfolio, decreased during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due to lower levels of liquidity. This decrease was partially offset by higher interest rates from a continued shift in the mix of our liquidity portfolio to higher yielding investments for the nine months ended September 30, 2013 as compared to the same period in 2012. Interest expense declined in the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to the combination of deposits bearing higher interest rates maturing and being replaced by deposits bearing lower interest rates and maturities of certain asset-backed securities.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$4,758	0.25%	$3	$5,610	0.28%	$4
Restricted cash	438	0.09%	—	998	0.15%	—
Investment securities	4,974	1.31%	16	6,473	1.31%	21
Loan receivables (1):
Credit card (2)(3)	50,017	12.00%	1,513	47,875	12.14%	1,461
Personal loans	3,843	12.57%	123	3,074	12.41%	96
Private student loans	3,573	7.08%	63	2,662	7.24%	48
PCI student loans	4,368	6.03%	66	4,889	6.06%	75
Mortgage loans held for sale	187	3.87%	2	208	3.34%	2
Other(4)	122	2.75%	1	27	3.76%	1
Total loan receivables	62,110	11.29%	1,768	58,735	11.39%	1,683
Total interest-earning assets	72,280	9.81%	1,787	71,816	9.46%	1,708
Allowance for loan losses	(1,564)			(1,834)
Other assets	4,352			4,132
Total assets	$75,068			$74,114
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits (5)	$27,462	1.94%	134	$27,789	2.40%	167
Money market deposits	5,383	0.89%	12	5,375	0.86%	12
Other interest-bearing savings deposits	9,578	0.94%	23	8,884	0.99%	22
Total interest-bearing deposits (6)	42,423	1.58%	169	42,048	1.91%	201
Borrowings:
Short-term borrowings	173	1.78%	1	189	1.35%	1
Securitized borrowings(7)	15,625	1.70%	67	17,341	1.87%	82
Other long-term borrowings (5)	2,778	5.91%	41	1,906	7.79%	37
Total borrowings	18,576	2.33%	109	19,436	2.45%	120
Total interest-bearing liabilities	60,999	1.81%	278	61,484	2.08%	321
Other liabilities and stockholders’ equity	14,069			12,630
Total liabilities and stockholders’ equity	$75,068			$74,114
Net interest income			$1,509			$1,387
Net interest margin (8)		9.64%			9.39%
Net yield on interest-bearing assets (9)		8.28%			7.68%
Interest rate spread (10)		8.00%			7.38%

Average Balance Sheet Analysis (dollars in millions)

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$5,181	0.25%	$10	$5,241	0.28%	$11
Restricted cash	777	0.10%	—	944	0.16%	1
Investment securities	5,258	1.41%	55	6,480	1.24%	60
Loan receivables (1):
Credit card (2)(3)	49,432	11.97%	4,427	46,991	12.18%	4,286
Personal loans	3,568	12.52%	335	2,910	12.35%	269
Federal student loans	—	—%	—	81	1.65%	1
Private student loans	3,453	7.07%	182	2,520	7.21%	136
PCI student loans	4,498	6.09%	205	5,017	6.07%	228
Mortgage loans held for sale	248	3.38%	6	72	3.35%	2
Other(4)	74	3.44%	2	26	3.76%	1
Total loan receivables	61,273	11.25%	5,157	57,617	11.41%	4,923
Total interest-earning assets	72,489	9.63%	5,222	70,282	9.49%	4,995
Allowance for loan losses	(1,661)			(1,975)
Other assets	4,329			4,012
Total assets	$75,157			$72,319
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits (5)	$27,868	2.10%	438	$26,958	2.64%	532
Money market deposits	5,234	0.89%	35	5,427	0.88%	36
Other interest-bearing savings deposits	9,292	0.95%	66	8,688	1.04%	67
Total interest-bearing deposits (6)	42,394	1.70%	539	41,073	2.07%	635
Borrowings:
Short-term borrowings	228	1.50%	3	65	1.39%	1
Securitized borrowings (5)(7)	16,200	1.78%	215	16,923	1.98%	251
Other long-term borrowings (5)	2,444	6.35%	116	1,999	7.72%	115
Total borrowings	18,872	2.36%	334	18,987	2.58%	367
Total interest-bearing liabilities	61,266	1.91%	873	60,060	2.23%	1,002
Other liabilities and stockholders’ equity	13,891			12,259
Total liabilities and stockholders’ equity	$75,157			$72,319
Net interest income			$4,349			$3,993
Net interest margin (8)		9.49%			9.26%
Net yield on interest-bearing assets (9)		8.02%			7.59%
Interest rate spread (10)		7.72%			7.26%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $43 million and $47 million of amortization of balance transfer fees for the three months ended September 30, 2013 and September 30, 2012, respectively. Interest income on credit card loans includes $126 million and $134 million of amortization of balance transfer fees for the nine months ended September 30, 2013 and September 30, 2012, respectively.

(3)	Includes the impact of interest rate swap agreements, which have fully matured as of September 30, 2013, used to change a portion of certain floating-rate credit card loan receivables to fixed-rate.

(4)
Average balances of other loan receivables include non-interest-earning charge card receivables beginning May 21, 2013, as a result of the acquisition of Diners Club Italy. For additional information regarding the acquisition, see Note 2: Business Combinations to our condensed consolidated financial statements.

(5)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(6)	Includes the impact of FDIC insurance premiums.

(7)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate borrowings to fixed-rate borrowings.

(8)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(9)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(10)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis (1)

	For the Three Months Ended September 30, 2013 vs. September 30, 2012			For the Nine Months Ended September 30, 2013 vs. September 30, 2012
	Volume	Rate	Total	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$(1)	$—	$(1)	$—	$(1)	$(1)
Restricted cash	—	—	—	—	(1)	(1)
Investment securities	(5)	—	(5)	(15)	10	(5)
Loan receivables:
Credit card	148	(96)	52	254	(113)	141
Personal loans	25	2	27	62	4	66
Federal student loans	—	—	—	(1)	—	(1)
Private student loans	22	(7)	15	51	(5)	46
PCI student loans	(8)	(1)	(9)	(24)	1	(23)
Mortgage loans held for sale	(1)	1	—	4	—	4
Other	1	(1)	—	1	—	1
Total loan receivables	187	(102)	85	347	(113)	234
Total interest income	181	(102)	79	332	(105)	227
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	(2)	(31)	(33)	28	(122)	(94)
Money market deposits	—	—	—	(1)	—	(1)
Other interest-bearing savings deposits	6	(5)	1	6	(7)	(1)
Total interest-bearing deposits	4	(36)	(32)	33	(129)	(96)
Borrowings:
Short-term borrowings	—	—	—	2	—	2
Securitized borrowings	(8)	(7)	(15)	(11)	(25)	(36)
Other long-term borrowings	49	(45)	4	31	(30)	1
Total borrowings	41	(52)	(11)	22	(55)	(33)
Total interest expense	45	(88)	(43)	55	(184)	(129)
Net interest income	$136	$(14)	$122	$277	$79	$356

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between September 30, 2013 and September 30, 2012 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	September 30, 2013	December 31, 2012
Mortgage loans held for sale	$137	$355
Loan portfolio:
Credit card loans:
Discover card	50,159	50,929
Discover business card	201	206
Total credit card loans	50,360	51,135
Other loans:
Personal loans	3,995	3,296
Private student loans	3,822	3,072
Other	121	38
Total other loans	7,938	6,406
PCI student loans(1)	4,303	4,702
Total loan portfolio	62,601	62,243
Total loan receivables	62,738	62,598
Allowance for loan losses	(1,598)	(1,788)
Net loan receivables	$61,140	$60,810

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

•	The impact of general economic conditions on the consumer, including unemployment levels, bankruptcy trends and interest rate movements;

•	Changes in consumer spending and payment behaviors;

•	Changes in our loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio and maturation of the loan portfolio;

•	The level and direction of historical and anticipated loan delinquencies and charge-offs;

•	The credit quality of the loan portfolio, which reflects, among other factors, our credit granting practices and effectiveness of collection efforts; and

•	Regulatory changes or new regulatory guidance.
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
The allowance for loan loss was $1.6 billion at September 30, 2013, which reflects a $190 million reserve release over the amount of the allowance for loan loss at December 31, 2012. The reserve release, which primarily related to credit card loan receivables, was driven by continuing favorability in delinquencies resulting in lower charge-offs, both contractual and bankruptcy, which resulted in lower estimated losses.

The provision for loan loss is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan loss at the balance sheet date. For the third quarter 2013, the provision for loan losses increased by $197 million, or 145%, as compared to the same period in the prior year, and for the nine months ended September 30, 2013, the provision for loan losses increased by $250 million, or 52%, as compared to the nine months ended September 30, 2012. These increases were primarily driven by increases in the level of the allowance for loan losses partially offset by a decrease in net charge-offs.
At September 30, 2013, the level of the allowance related to personal loans increased as compared to December 31, 2012 due to loan growth. The level of allowance attributable to student loans for the same period increased due to growth and continued seasoning of the portfolio. "Seasoning" refers to the maturing of a loan portfolio as, in general, loans do not begin to show signs of credit deterioration or default until they have been in repayment for some period of time. For student loans, payments are not required while the borrower is still in school; therefore, this loan portfolio matures at a slower pace than our other loan portfolios. The level of allowance related to other loans for the same period increased by $14 million driven primarily by provision charges on a small number of loans to Diners Club licensees.
The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Three Months Ended September 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,360	$98	$82	$16	$1,556
Additions:
Provision for loan losses	291	28	14	—	333
Deductions:
Charge-offs	(381)	(21)	(13)	(1)	(416)
Recoveries	123	1	1	—	125
Net charge-offs	(258)	(20)	(12)	(1)	(291)
Balance at end of period	$1,393	$106	$84	$15	$1,598

	For the Three Months Ended September 30, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,739	$90	$68	$1	$1,898
Additions:
Provision for loan losses	107	25	4	—	136
Deductions:
Charge-offs	(421)	(18)	(5)	—	(444)
Recoveries	140	1	—	—	141
Net charge-offs	(281)	(17)	(5)	—	(303)
Balance at end of period	$1,565	$98	$67	$1	$1,731

The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Nine Months Ended September 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	611	65	41	15	732
Deductions:
Charge-offs	(1,220)	(63)	(34)	(1)	(1,318)
Recoveries	389	5	2	—	396
Net charge-offs	(831)	(58)	(32)	(1)	(922)
Balance at end of period	$1,393	$106	$84	$15	$1,598

	For the Nine Months Ended September 30, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$2,101	$85	$59	$—	$2,245
Additions:
Provision for loan losses	397	64	20	1	482
Deductions:
Charge-offs	(1,374)	(54)	(12)	—	(1,440)
Recoveries	441	3	—	—	444
Net charge-offs	(933)	(51)	(12)	—	(996)
Balance at end of period	$1,565	$98	$67	$1	$1,731

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
	$	%	$	%	$	%	$	%
Credit card loans	$258	2.05%	$281	2.34%	$831	2.25%	$933	2.65%
Personal loans	$20	2.01%	$17	2.09%	$58	2.18%	$51	2.29%
Private student loans (excluding PCI (1))	$12	1.33%	$5	0.74%	$32	1.25%	$12	0.65%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 4: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loan receivables decreased 29 basis points and 40 basis points, respectively, for the three and nine months ended September 30, 2013 as compared to the same periods in 2012. The decrease in the net charge-off rate for credit card loan receivables was driven by lower net charge-offs due to the continuing trend of low delinquencies combined with higher receivables balances. The net charge-off rate on our personal loan receivables slightly declined for both the three and nine month periods. The net charge-off rate on our private student loans excluding PCI loans increased due to a larger portion of the portfolio entering repayment.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	September 30, 2013		December 31, 2012
	$	%	$	%
Loans 30 days delinquent or more:
Credit card loans	$843	1.67%	$917	1.79%
Personal loans	$26	0.65%	$26	0.77%
Private student loans (excluding PCI loans(1))	$61	1.60%	$37	1.22%

Loans 90 days delinquent or more:
Credit card loans	$395	0.78%	$460	0.90%
Personal loans	$7	0.18%	$8	0.23%
Private student loans (excluding PCI loans(1))	$17	0.46%	$9	0.29%

Loans not accruing interest	$198	0.34%	$192	0.33%

Restructured loans:
Credit card loans (2)	$1,148	2.28%	$1,309	2.56%
Personal loans (3)	$29	0.73%	$21	0.65%
Private student loans (excluding PCI loans(1)) (4)	$24	0.63%	$16	0.53%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $42 million and $54 million at September 30, 2013 and December 31, 2012, respectively, that are also included in loans over 90 days delinquent or more.

(3)	Restructured personal loans include $1 million and $2 million at September 30, 2013 and December 31, 2012, respectively, that are also included in loans over 90 days delinquent or more.

(4)	Restructured private student loans include $3 million and $2 million at September 30, 2013 and December 31, 2012, respectively, that are also included in loans over 90 days delinquent or more.
Both credit card and personal loan receivables delinquency rates at September 30, 2013 decreased slightly as compared to December 31, 2012 due to continuing favorable economic factors. The delinquency rates for private student loan balances at September 30, 2013 increased as compared to December 31, 2012 due to the seasoning of our loan portfolio as more loans have entered repayment. Restructured credit card loans at September 30, 2013 decreased compared to December 31, 2012 due to continued improvement in customer credit performance.
Modified and Restructured Loans
We have loan modification programs that provide for temporary or permanent hardship relief for our credit card loans to borrowers experiencing financial difficulties. The temporary hardship program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than 12 months. The permanent modification program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The permanent modification programs do not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. These loans continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. For additional information regarding the accounting treatment for these loans as well as amounts recorded in the financial statements related to these loans, see Note 4: Loan Receivables to our condensed consolidated financial statements.

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
Other Income
The following table presents the components of other income for the periods presented (dollars in millions):

	For the Three Months Ended September 30,		2013 vs. 2012 increase (decrease)		For the Nine Months Ended September 30,		2013 vs. 2012 increase (decrease)
	2013	2012	$	%	2013	2012	$	%
Discount and interchange revenue (1)	$276	$253	$23	9%	$847	$766	$81	11%
Protection products revenue	90	104	(14)	(13)%	266	309	(43)	(14)%
Loan fee income	78	82	(4)	(5)%	235	241	(6)	(2)%
Transaction processing revenue	46	58	(12)	(21)%	146	163	(17)	(10)%
Gain on investments	—	26	(26)	(100)%	3	26	(23)	(88)%
Gain on origination and sale of mortgage loans	25	56	(31)	(55)%	127	63	64	102%
Other income	38	39	(1)	(3)%	122	113	9	8%
Total other income	$553	$618	$(65)	(11)%	$1,746	$1,681	$65	4%

(1)
Net of rewards, including Cashback Bonus rewards, of $274 million and $273 million for the three months ended September 30, 2013 and 2012, respectively, and $741 million and $751 million for the nine months ended September 30, 2013 and 2012, respectively.

Total other income decreased in the three months ended September 30, 2013 by $65 million as compared to the three months ended September 30, 2012. This decrease was primarily due to a decline in revenue related to mortgage banking operations which was driven by a decline in mortgage origination volume due to increased interest rates. Additionally, there was a decrease in gain on investments due to a sale of an equity investment accounted for under the cost method in the third quarter of 2012. Furthermore, other income also decreased due to a decline in transaction processing revenue reflecting the impact of merchant rerouting and lower rates. Protection product revenue decreased reflecting the impact of changes in our offer strategies, which reduced selling over the last few years and ceased at the end of 2012. These decreases were partially offset by an increase in discount and interchange revenue resulting primarily from higher sales volume.
Total other income increased in the nine months ended September 30, 2013 by $65 million as compared to the nine months ended September 30, 2012. This increase was primarily due to higher discount and interchange revenue resulting from higher sales volume. In addition, other income increased due to the revenue related to the acquisition and integration of the Home Loan Center assets in June 2012 (see Note 2: Business Combinations to our condensed consolidated financial statements). These increases were partially offset by a reduction in transaction processing revenue reflecting the impact of merchant rerouting and lower rates, combined with a decline in gain on investments relating to a 2012 sale of an equity investment. Additionally, protection product revenue decreased reflecting the impact of changes in our offer strategies, which reduced selling over the last few years and which ceased at the end of 2012.

Other Expense
The following table represents the components of other expense for the periods presented (dollars in millions):

	For the Three Months Ended September 30,		2013 vs. 2012 increase (decrease)		For the Nine Months Ended September 30,		2013 vs. 2012 increase (decrease)
	2013	2012	$	%	2013	2012	$	%
Employee compensation and benefits	$292	$275	$17	6%	$867	$774	$93	12%
Marketing and business development	174	174	—	—%	528	423	105	25%
Information processing and communications	81	71	10	14%	244	214	30	14%
Professional fees	97	108	(11)	(10)%	302	320	(18)	(6)%
Premises and equipment	21	19	2	11%	60	56	4	7%
Other expense	118	194	(76)	(39)%	355	484	(129)	(27)%
Total other expense	$783	$841	$(58)	(7)%	$2,356	$2,271	$85	4%

Total other expense decreased by $58 million in the three months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily due to a decline in legal expenses due to the settlement of the FDIC and CFPB matter in September 2012, as well as reduced professional fees driven by lower collection and outsourcing fees. These decreases were partially offset by higher employee compensation costs resulting from an increase in overall headcount.
Total other expense increased in the nine months ended September 30, 2013 by $85 million as compared to the same periods in 2012. Growth initiatives resulted in an increase in marketing related expenses. Employee compensation costs increased resulting from growth in overall headcount along with the continued impact from the acquisition and integration of the Home Loan Center assets. These increases were partially offset by a decline in legal expenses due to the settlement of the FDIC and CFPB matter in September 2012, as well as reduced professional fees driven by lower collection and outsourcing fees.
Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes and other income taxes, net of U.S. federal income tax benefits	2.2	3.1	3.0	3.2
Other	0.1	(0.1)	(0.1)	(0.2)
Effective income tax rate	37.3%	38.0%	37.9%	38.0%

Income tax expense decreased $38 million for the three months ended September 30, 2013, as compared to the same period in 2012, as a result of decrease in pretax income. Income tax expense increased $30 million for the nine months ended September 30, 2013, as compared to the same period in 2012, as a result of an increase in pretax income. The effective tax rate decreased from 38.0% for the three months ended September 30, 2012 to 37.3% for the same period in 2013 as a result of a decrease in pretax income and state income tax rates. The effective tax rate remained relatively flat for the nine months ended September 30, 2013 as compared to the same period in 2012 with a rates of 38.0% and 37.9%, respectively.
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
At September 30, 2013, we had $28.8 billion of direct-to-consumer deposits and $14.1 billion of brokered deposits. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 22 months. The following table summarizes deposits by contractual maturity as of September 30, 2013 (dollars in millions):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Indeterminate
Certificates of deposit in amounts less than $100,000 (1)	$20,765	$1,981	$1,526	$5,241	$12,017	$—
Certificates of deposit in amounts of $100,000 to less than $250,000 (1)	5,208	861	662	1,202	2,483	—
Certificates of deposit in amounts of $250,000 (1) or greater	1,259	213	175	242	629	—
Savings deposits, including money market deposit accounts (2)	15,696	—	—	—	—	15,696
Total interest-bearing deposits	$42,928	$3,055	$2,363	$6,685	$15,129	$15,696

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

(2)	Represents deposits with no contractual maturity.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of September 30, 2013, the three-month rolling average excess spread was 13.69%.
Another feature of our securitization structure, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which, in limited circumstances, excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 5: Credit Card and Student Loan Securitization Activities to our condensed consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spreads at September 30, 2013.
We have the right to remove a random selection of accounts, which would serve to decrease the amount of credit card loan receivables restricted for securitization investors, subject to certain requirements including that the minimum seller's interest is still met. In third quarter 2013, receivable accounts were randomly selected and removed from credit card loan receivables restricted for securitization investors in the amount of $3 billion to reduce excess seller's interest. The removal freed up the accounts to be pledged at the Federal Reserve discount window, allowing us to increase our borrowing capacity. We satisfied all requirements, including the minimum seller's interest requirement, in order to complete the account removal. For additional information regarding the seller's interest requirement, see Note 5: Credit Card and Student Loan Securitization Activities to our condensed consolidated financial statements.
At September 30, 2013, we had $13.3 billion of outstanding public asset-backed securities, $500 million of outstanding private asset-backed securitizations and $5.6 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries at September 30, 2013 (dollars in millions):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings—owed to credit card securitization investors	$13,793	$4,289	$5,105	$3,399	$1,000

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
Corporate and Bank Debt. At September 30, 2013, we had $1.3 billion in principal amount of senior unsecured notes outstanding. Discover Bank had $1.3 billion in principal amount of senior notes (issued during the first and third quarters of 2013) and $700 million in principal amount of subordinated notes outstanding.
At September 30, 2013, our senior unsecured notes are comprised of a $400 million issuance due in June 2017, a $78 million issuance due in July 2019, a $322 million issuance due in April 2022 and a $500 million issuance due in November 2022. The senior unsecured notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. Discover Bank’s senior notes are comprised of a $750 million issuance due February 2018 and a $500 million issuance due August 2023. Discover Bank's subordinated notes are comprised of a $200 million issuance due in November 2019 and a $500 million issuance due in April 2020. For more information, see Note 7: Long-Term Borrowings to our condensed consolidated financial statements.
Other Long-Term Borrowings—Student Loans. At September 30, 2013, we had $2.0 billion of remaining principal balance outstanding on securitized debt assumed as part of the SLC acquisition. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Short-Term Borrowings. We utilize a $400 million warehouse line of credit as our primary form of short-term borrowings. This line of credit is used for the sole purpose of funding consumer residential loans that are held for sale. The warehouse line of credit had an outstanding balance of $124 million as of September 30, 2013. In addition, we may access short-term borrowings through the Federal Funds market or through repurchase agreements. At September 30, 2013 and December 31, 2012, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations. We have access to committed undrawn capacity through privately placed credit card asset-backed securitizations. Under these arrangements, we had used $500 million of capacity and had undrawn capacity of $7.0 billion at September 30, 2013.

Federal Reserve. Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of September 30, 2013, Discover Bank had $14.0 billion of available capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window.
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
We also have agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at September 30, 2013. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of September 30, 2013, would have been $98 million.
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
At September 30, 2013, our liquidity portfolio was comprised of cash and cash equivalents and high quality, liquid investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we have the ability to raise cash by utilizing repurchase agreements, pledging certain of these investments to access the secured funding markets or selling them. The level of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
At September 30, 2013, our liquidity portfolio and undrawn credit facilities were $31.2 billion, which was $5.6 billion higher than the balance at December 31, 2012. During the three and nine months ended September 30, 2013, the average balance of our liquidity portfolio was $10.1 billion and $10.8 billion, respectively.

	September 30, 2013	December 31, 2012
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents (1)	$5,236	$2,187
Investment securities (2)	4,941	6,145
Total liquidity portfolio	10,177	8,332
Undrawn credit facilities (3)
Private asset-backed securitizations	7,000	6,750
Federal Reserve discount window (4)	13,987	10,487
Total undrawn credit facilities	20,987	17,237
Total liquidity portfolio and undrawn credit facilities	$31,164	$25,569

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $12 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash.

(3)	See "— Funding Sources—Additional Funding Sources" for additional information.

(4)	Excludes $19 million and $146 million of investments accounted for in the liquidity portfolio that were pledged to the Federal Reserve as of September 30, 2013 and December 31, 2012, respectively.
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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At September 30, 2013, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
At September 30, 2013, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under Basel I.
Current or future legislative or regulatory initiatives may require us to hold more capital in the future. In July 2013, the Federal Reserve, OCC and the FDIC finalized rules to implement the provisions of the Basel III regulatory capital reforms that will be applicable to us and Discover Bank. The final rules include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes "capital" for purposes of calculating those ratios. In October 2012, the Federal Reserve and the FDIC issued final rules implementing the stress test requirements under the Reform Act, which we will be subject to in 2014. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Environment and Developments—Capital, Liquidity and Funding."
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
We recently declared a quarterly cash dividend on our common stock of $.20 per share, payable on November 21, 2013 to holders of record on November 7, 2013, which is consistent with the dividend amount that we paid in each of the second and third quarters. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $.40625 per depositary share, payable on December 2, 2013 to holders of record on November 15, 2013, which was the same amount paid on our preferred stock in each of the first three quarters.
On March 14, 2013, our board of directors approved a two-year share repurchase program authorizing the repurchase of up to $2.4 billion of our outstanding shares of common stock. The program expires on March 31, 2015, and may be terminated at any time. This program replaced the prior $2 billion program, which had nearly $600 million of remaining authorization. In the third quarter of 2013, we repurchased approximately seven million shares, or 1%, of our outstanding common stock for $350 million. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. Any share repurchases after March 31, 2014 will be subject to receiving Federal Reserve non-objection with respect to our proposed capital actions through March 31, 2015.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at September 30, 2013, which include deposits, borrowings, operating and capital lease obligations, interest payments on fixed rate debt, purchase obligations and other long-term liabilities, were $64.6 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended November 30, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”
We extend credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At September 30, 2013, our unused commitments were $164.2 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At September 30, 2013, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2013, we estimate that net interest income over the following 12-month period would increase by approximately $111 million, or 2%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2012, we estimated that net interest income over the following 12-month period would increase by approximately $41 million, or 1%. The increase in net interest income sensitivity is due to actions we have taken to position our balance sheet for future rate increases, which included swapping floating-rate borrowings to fixed rate borrowings in the second and third quarters of 2013. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further.
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
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
July 1 - 31, 2013
Repurchase program (1)	2,257,948	$49.51	2,257,948	$1,915,283,778
Employee transactions (2)	3,612	$48.45	N/A	N/A
August 1 - 31, 2013
Repurchase program (1)	2,573,153	$49.78	2,573,153	$1,787,196,916
Employee transactions (2)	—	$—	N/A	N/A
September 1 - 30, 2013
Repurchase program (1)	2,198,638	$49.99	2,198,638	$1,677,276,695
Employee transactions (2)	251	$47.25	N/A	N/A

Total
Repurchase program (1)	7,029,739	$49.76	7,029,739	$1,677,276,695
Employee transactions (2)	3,863	$48.38	N/A	N/A
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

Discover Financial Services (Registrant)

By:	/s/ R. MARK GRAF
R. Mark Graf Executive Vice President and Chief Financial Officer

Date: October 31, 2013

Exhibit Index

Exhibit Number	Description

4.1
Fiscal and Paying Agency Agreement, dated as of August 8, 2013, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on August 8, 2013 and incorporated herein by reference thereto).

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