Form 10-K
period 2013-12-31
Discover Financial Services
filed 2014-02-25
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the calendar year ended December 31, 2013

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $22,996,337,070.
As of February 14, 2014, there were 470,895,643 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on May 7, 2014 are incorporated by reference in
Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES
Annual Report on Form 10-K for the calendar year ended December 31, 2013

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
Introduction
Discover Financial Services is a direct banking and payment services company. We were incorporated in Delaware in 1960. We are a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore are subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Through our Discover Bank subsidiary, a Delaware state-chartered bank, we offer our customers credit card loans, private student loans, personal loans, home equity loans and deposit products. Through our Discover Home Loans, Inc. subsidiary, we offer our customers home loans. We had $65.8 billion in loan receivables and $28.4 billion in deposits issued through direct-to-consumer channels and affinity relationships at December 31, 2013. Through our DFS Services LLC subsidiary and its subsidiaries, we operate the Discover Network, the PULSE network (“PULSE”), and Diners Club International (“Diners Club”). The Discover Network is a payment card transaction processing network for Discover-branded credit cards and credit, debit and prepaid cards issued by third parties, which we refer to as network partners. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale ("POS") terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees that issue Diners Club branded charge cards and/or provide card acceptance services.
In December 2012, our board of directors approved a change in our fiscal year end from November 30 to December 31 of each year. This fiscal year change was effective January 1, 2013. As a result of the change, we had a one month transition period in December 2012. The audited results for the one month ended December 31, 2012 and the unaudited results for the one month ended December 31, 2011 are included in this report. For further information regarding the one month as of and ended December 31, 2012 and 2011, see Note 26: Transition Period Financial Information to our consolidated financial statements.
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
Operating Model
We manage our business activities in two segments: Direct Banking and Payment Services. Our Direct Banking segment includes consumer banking and lending products, specifically Discover-branded credit cards issued to individuals and small businesses on the Discover Network and other consumer banking products and services, including private student loans, personal loans, home loans, home equity loans, prepaid cards and other consumer lending and deposit products. Our Payment Services segment includes PULSE, Diners Club and our network partners business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.
We are principally engaged in providing products and services to customers in the United States, although the royalty and licensee revenue we receive from Diners Club licensees is mainly derived from sources outside of the United States. For quantitative information concerning our geographic distribution, see Note 5: Loan Receivables to our consolidated financial statements, and for quantitative information concerning our royalty revenue, see Note 15: Other Income and Other Expense to our consolidated financial statements.

Below are descriptions of the principal products and services of each of our reportable segments. For additional financial information relating to our business and our operating segments, see Note 23: Segment Disclosures to our consolidated financial statements.
Direct Banking
Set forth below are descriptions of our credit cards, student loans, personal loans, home loans, home equity loans and deposit products. For additional information regarding the terms and conditions of these products, see "— Product Terms and Conditions."
Credit Cards
We offer credit cards to consumers and small businesses. Our credit card customers are permitted to "revolve" their balances and repay their obligations over a period of time and at an interest rate set forth in their cardmember agreements, which may be either fixed or variable. The interest that we earn on revolving credit card balances makes up approximately 85% of our total interest income. We also charge customers other fees as specified in the cardmember agreements. These fees may include fees for late payments, balance transfer transactions and cash advance transactions.
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
Most of our cards offer the Cashback Bonus rewards program, the costs of which we record as a reduction of discount and interchange revenue. See "— Marketing — Rewards/Cashback Bonus" for further discussion of our programs offered.
The following chart* shows the Discover card transaction cycle as processed on the Discover Network:
Student Loans
Our private student loans are available to students attending eligible non-profit four-year undergraduate and graduate schools. We also offer certain post-graduate loans, including bar study and residency loans. We encourage students to borrow responsibly and maximize grants, scholarships and other free financial aid before taking student loans.

We currently offer fixed and variable rate private student loans originated by Discover Bank. We market our student loans online and through direct mail and e-mail to existing and potential customers. We also work with school financial aid offices to create awareness of our products with students. Students can apply for our student loans online, by phone, or by mail, and we have dedicated staff within our call centers to service student loans. All applicants are encouraged to apply with a creditworthy cosigner, which may improve the likelihood for loan approval and a lower interest rate.
As part of the loan approval process, all of our student loans, except for bar study and residency loans, are certified and disbursed through the school to ensure students do not borrow more than the cost of attendance. Upon graduation, students with variable rate loans are generally eligible to receive a graduation reward. Students may redeem their graduation reward as a credit to the balance of any of their Discover student loans or as a direct deposit to a bank account.
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
Home Loans and Home Equity Loans
In 2012, we began offering home mortgage loans and related services to help consumers finance home purchases and refinance existing home mortgages. We offer prime variable, fixed-rate conforming, jumbo and Federal Housing Administration ("FHA") loans to qualified applicants. We generally market home loans to existing Discover customers through direct mail, e-mail, statement envelopes and inserts, and advertising on Discover websites. We also market home loans to non-Discover customers through direct mail, internet advertising, including search engine marketing, display banners, internet lead aggregators, rate tables on financial websites, and social media. Consumers can apply for or obtain information about home loans by mail or online, or they can speak directly to a dedicated mortgage banker over the phone. Loans are funded and closed using proceeds principally from borrowings under a third-party warehouse line of credit. Substantially all funded loans and the related loan servicing rights are sold to investors in the secondary market, generally within 30 days of funding. The proceeds from such sales are used to repay borrowings under the warehouse line of credit. In addition to funding loans, we offer escrow and title services to home loan customers. For more information regarding our warehouse line of credit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding Sources — Short-Term Borrowings."
We offer home equity loans to help consumers improve their homes as well as payoff higher interest debt. These loans are fixed term and rate loans that provide consumers the stability of a fixed payment on their obligation while being secured against the equity in their homes. We market this product primarily to existing card customers through a mix of direct mail, internet advertising and email. Non-Discover customers can obtain information regarding Discover home equity products from the internet banner ads on our website and have the ability to apply by calling a personal banker.
Deposits
We obtain deposits from consumers directly or through affinity relationships ("direct-to-consumer deposits") and through third-party securities brokerage firms that offer our deposits to their customers ("brokered deposits"). Our deposit products include certificates of deposit, money market accounts, savings accounts, checking accounts and Individual Retirement Account ("IRA") certificates of deposit. We market our direct-to-consumer deposit products to our existing customer base and other prospective customers through the use of our website, mobile platform, print materials, affinity arrangements with third parties and internet advertising. Customers can apply for, fund, and service their deposit accounts online or via phone, where we have a dedicated staff within our call centers to service deposit accounts. For more information regarding our deposit products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding Sources — Deposits."

Payment Services
Set forth below are descriptions of PULSE, Diners Club and our network partners business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties.
PULSE Network
Our PULSE network is one of the nation’s leading ATM/debit networks. PULSE links cardholders of approximately 6,000 financial institutions with ATMs and POS terminals located throughout the United States. This includes approximately 4,000 financial institutions with which PULSE has direct relationships and approximately 2,000 additional financial institutions through agreements PULSE has with other debit networks. PULSE also provides cash access at 1.3 million ATMs in over 120 countries.
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
Network Partners Business
We have agreements related to issuing credit, debit and prepaid cards with a number of other financial institutions or networks for issuance of card products accepted on Discover networks. We refer to these financial institutions or networks as "network partners". We may earn merchant discount or acquirer assessment and fees, net of issuer fees paid, for transactions for network partners who issue cards accepted on Discover networks.

The following chart* shows the network partner transaction cycle:
* * *
The discussion below provides additional detail concerning the supporting functions of our two segments. The credit card, student loan, personal loan, home loan, home equity loan and deposit products issued through our Direct Banking segment require significant consumer portfolio investments in risk management, marketing, customer service and related technology, whereas the operation of our Payment Services business requires that we invest in the technology to manage risk and service network partners, merchants and merchant acquirer relationships.
Credit Risk Management
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from borrower default when borrowers are unable or unwilling to meet their financial obligations to us. Our credit risk arising from consumer lending products is generally highly diversified across millions of accounts without significant individual exposures. We manage risk primarily according to customer segments and product types. See "— Risk Management" for more information regarding how we define and manage our credit and other risks.
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
To identify credit-worthy prospective customers, our credit risk management team uses proprietary targeting and analytical tools and our marketing team matches output from them with our product offerings. We consider the prospective customer's financial stability, as well as ability and willingness to pay. In order to make the best use of our resources to acquire new accounts, we seek production efficiencies, conduct testing, and aim to continuously improve our product offerings and enhance our targeting and analytical models.
We assess the creditworthiness of each consumer loan applicant through our underwriting process. We evaluate prospective customers' applications using credit information provided by the credit bureaus and other sources. We use credit scoring systems, both externally developed and proprietary, to evaluate consumer and credit bureau data. For our unsecured lending products, we also use experienced credit underwriters to supplement our automated decision-making processes. For our home loan and home equity products, experienced credit underwriters must review and approve each application.

Upon approval of a customer's application for one of our unsecured lending and home equity products, we assign a specific annual percentage rate ("APR") using an analytical pricing strategy that provides competitive pricing for customers and seeks to maximize revenue on a risk-adjusted basis. For our credit card loans, we also assign a revolving credit line based on risk level and expected return.
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
Customer Assistance
We provide our customers with a variety of tools to proactively manage their accounts, including electronic payment reminders and a website dedicated to customer education, as further discussed under the heading "— Customer Service." These tools are designed to limit a customer's risk of becoming delinquent. When a customer's account becomes delinquent or is at risk of becoming delinquent, we employ a variety of strategies to assist customers in becoming current on their accounts.
All monthly billing statements of accounts with past due amounts include a request for payment of such amounts. Customer assistance personnel generally initiates contact with customers within 30 days after any portion of their balance becomes past due. The nature and the timing of the initial contact, typically a personal call or letter, are determined by a review of the customer's prior account activity and payment habits.
We re-evaluate our collection efforts and consider the implementation of other techniques, including internal collection activities and use of external vendors, as a customer becomes increasingly delinquent. We limit our exposure to delinquencies through controls within our process for authorizing transactions and credit limits and criteria-based account suspension and revocation. In situations involving customers with financial difficulties, we may enter into arrangements to extend or otherwise change payment schedules, lower interest rates and/or waive fees to aid customers in becoming current on their obligations to us. For more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Loan Quality — Modified and Restructured Loans."
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

•	Discover More card offers 5% Cashback Bonus in categories that change throughout the year up to a quarterly maximum (signing up is required) and up to 1% Cashback Bonus* on all other purchases.

•	Discover Open Road card offers 2% Cashback Bonus on the first $250 spent in combined gas and restaurant purchases each billing period and up to 1% Cashback Bonus* on all other purchases.

•	Discover Motiva card provides customers with Cashback Bonus equal to 5% of their interest charges each month for making on-time payments and up to 1% Cashback Bonus* on all purchases.

•
Miles by Discover customers receive two miles for every $1 on the first $3,000 spent in travel and restaurant purchases each year, one mile for every $1 spent thereafter, and one mile for every $1 spent on all other purchases.

•	Escape by Discover customers receive two miles for every $1 on all purchases. This card has a $60 annual fee.

•
Discover Business card offers 5% Cashback Bonus on the first $2,000 spent in office supply purchases, 2% Cashback Bonus on the first $2,000 spent in gas purchases each year and up to 1% Cashback Bonus** on all other purchases.

* Up to 1% Cashback Bonus is based upon a customer's spending level and type of purchase. Customers earn .25% on their first $3,000 in qualifying purchases and on all purchases made at select warehouse clubs, wholesale distributors, discount stores and their affiliates. Customers earn 1% once their total qualified annual purchases exceed $3,000.
** Up to 1% Cashback Bonus is based upon a customer’s spending level and type of purchase. Customers earn .25% on their first $5,000 in qualifying purchases on all purchases made at select warehouse clubs, wholesale distributors, discount stores and their affiliates. Customers earn 1% on their total qualified annual purchases exceeding $5,000.
Customers can earn 5-20% Cashback Bonus at over 200 online retailers when they shop using their Discover card through our exclusive online shopping portal, ShopDiscover. Customers who are not delinquent or otherwise disqualified may pay with Cashback Bonus by redeeming instantly at select retailers in any dollar amount. They can also redeem their Cashback Bonus for (i) merchant partner gift cards (starting at $20) that add $5 or more to their reward; (ii) Discover gift cards (starting at $20); or (iii) charitable donations to select charities (starting at $20). Cashback Bonus can be redeemed (starting at and in increments of $50) in the form of a statement credit or direct deposit to a bank account.
Miles by Discover customers earn double miles for their purchases made at retailers through ShopDiscover. Escape by Discover customers earn 4 miles for every $1 spent at retailers through ShopDiscover. Miles by Discover customers who are not delinquent or otherwise disqualified may pay with miles by redeeming instantly for select retailers in any amount. Miles can also be redeemed for brand-name merchandise with free shipping starting at 2,000 miles, travel credits starting at 10,000 miles, partner gift cards starting at 1,000 miles, Discover gift cards starting at 5,000 miles, cash in the form of statement credits or direct deposit to a bank account starting at 5,000 miles, or charitable donations starting at 5,000 miles.
Protection Products
We currently service and maintain existing enrollments in the following protection products for our credit card customers. Although we suspended new sales of these products to consumers at the end of 2012, we may resume offering similar products in the future.

•
Identity Theft Protection. The most comprehensive identity theft monitoring product we offer includes an initial credit report, credit bureau report monitoring at the three major credit bureaus, prompt alerts to key changes to credit bureau files that help customers spot possible identity theft quickly, internet surveillance to monitor up to 20 credit and debit card numbers on suspicious websites, identity theft insurance up to $25,000 to cover certain out-of-pocket expenses due to identity theft, and access to knowledgeable professionals who can provide information about identity theft issues.

•
Payment Protection. This product allows customers to suspend their payments for up to two years, depending on the qualifying event and product level, when certain hardships occur. While on benefit, customers have no minimum monthly payment, and are not charged interest, late fees, or the fees for the product. This product covers a variety of different events, such as unemployment, disability, natural disasters or other life events, such as marriage or birth of a child. Depending on the product and availability under state laws, outstanding balances up to $10,000 or $25,000, depending on product level are cancelled in the event of death.

•
Wallet Protection. This product offers one-call convenience if a customer's wallet is lost or stolen, including requesting cancellation and replacement of the customer's credit and debit cards, monitoring the customer's credit bureau reports at the three major credit bureaus for 180 days and alerting them to key changes to their credit files, providing up to $100 to replace the customer's wallet or purse and, if needed, allowing the customer up to a $1,000 cash advance on his or her Discover card account.

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
Customer Service
Our customers can contact our customer service personnel by calling 1-800-Discover. Credit card customers can also manage their accounts online or through applications for certain mobile devices. Our internet and mobile solutions offer a range of benefits, including:

•
Online account services that allow customers to customize their accounts, choose how and when they pay their bills, view annual account summaries that assist them with budgeting and taxes, research transaction details, initiate transaction disputes, and chat with or email a customer representative;

•	Email and mobile text reminders that help customers avoid fees, keep their accounts secure and track big purchases or returns;

•	Money management tools like the Spend Analyzer, Paydown Planner and Purchase Planner; and

•	An online portal where customers automatically earn 5-20% Cashback Bonus when they shop at well-known online merchants using their Discover card.
Our student loan, personal loan, home equity and deposit product customers can utilize our online account services to manage their accounts, and to use interactive tools and calculators. For the home loan origination process, we have an online portal for home loan customers to educate themselves on the home loan process, monitor the status of their loans prior to funding, upload documents, and e-sign initial loan documents.
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
Product Terms and Conditions
Credit Cards
The terms and conditions governing our credit card products vary by product and change over time. Each credit card customer enters into a cardmember agreement governing the terms and conditions of the customer's account. Discover card's terms and conditions are generally uniform from state to state. The cardmember agreement permits us, to the extent permitted by law, to change any term of the cardmember agreement, including any finance charge, rate or fee, or add or delete any term of the cardmember agreement, with notice to the customer as required by law. The customer has the right to opt out of certain changes of terms and pay their balance off under the unchanged terms. Each cardmember agreement provides that the account can be used for purchases, cash advances and balance transfers. Each Discover card account is assigned a credit limit when the account is initially opened. Thereafter, individual credit limits may be increased or decreased from time to time, at our discretion, based primarily on our evaluation of the customer's creditworthiness. We offer various features and services with the Discover card accounts, including the Cashback Bonus rewards programs described under “— Marketing — Rewards/Cashback Bonus.”
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
Discover card accounts are assessed periodic finance charges using fixed and/or variable interest rates. Certain account balances, such as balance transfers, may accrue periodic finance charges at lower fixed rates for a specified period of time. Variable rates are indexed to the highest prime rate published in The Wall Street Journal on the last business day of the month. Periodic finance charges are calculated using the daily balance (including current transactions) method, which results in daily compounding of periodic finance charges, subject to a grace period on new purchases. The grace period essentially provides that periodic finance charges are not imposed on new purchases, or any portion of a new purchase, that is paid by the due date on the customer's current billing statement if the customer paid the balance on his or her previous billing statement in full by the due date on that statement. Neither cash advances nor balance transfers are subject to a grace period.
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
Student Loans
The terms and conditions governing our student loans vary by product and are specified in the borrower's promissory note and disclosures. Each borrower signs a promissory note and separately accepts the loan terms during the application process. Student loans feature zero origination fees, fixed or variable interest rates, and a 2% graduation reward for variable rate loans. Student loans have a deferment period during which borrowers are not required to make payments while enrolled in school at least half time. This period begins on the date the loan is first disbursed and ends six to nine months after the borrower ceases to be enrolled in school at least half time. The standard repayment period is 15 to 20 years, depending on the type of student loan. Borrowers can choose to receive electronic communications, in which case they will receive e-mail notifications of the availability of their monthly billing statements online. There is no prepayment penalty, and borrowers may decide whether or not to apply any excess payments toward their next monthly payments and advance their due date.
We calculate interest on a daily basis on the outstanding principal loan balance until the loan is paid in full. The interest rate will never be higher than the maximum allowed by law, as stated in the promissory note and disclosures. If a student loan has a variable interest rate, it is equal to a variable index (e.g., based on the prime rate, LIBOR or T-Bill) plus a fixed margin assigned to the loan during origination. Variable interest rates may adjust quarterly if the index changes. We notify borrowers of any changes in the interest rate as required by law. We may impose other charges, including late charges when a customer has not made a minimum payment by the required due date, and a returned check charge. In certain circumstances, we may offer forbearance periods of up to 12 months over the life of the loan.
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
Home Loans and Home Equity Loans
We offer prime variable, fixed-rate conforming, jumbo and FHA home loans to qualified applicants. The terms of the loan are set at closing. Substantially all funded loans and the related loan servicing rights are sold to investors in the secondary market, generally within 30 days of funding.
Home equity loans are fixed rate loans that carry a monthly payment over the term of the loan and are secured by a customer's home. The terms of the loan are set at closing. Customers are sent monthly statements 20 days in advance of the payment due date. The statements provide the customer the allocation of any payments made since the last billing date as well as the payment due on the next scheduled payment date. The customer has the ability to view their account information as well as make payments online through the account center. Customers are also subject to additional charges, including late fees and returned payment charges. The customer has the ability to make larger than minimum payments on the loans and early payoffs are not subject to a pre-payment penalty.

Deposits
We offer four main types of deposit products directly to consumers on a national basis: certificates of deposit, savings accounts, money market and checking accounts. All of these deposits are FDIC-insured to the maximum extent permitted by law. Interest is compounded daily and credited to each account on a monthly basis for certificates of deposit, savings accounts and money market accounts, using the daily balance method and daily periodic rates. We do not pay interest on checking account balances, but instead offer cashback rewards for certain transactions. We offer a range of ownership options, including single, joint, trust and custodial. Deposit accounts may be funded through electronic fund transfer, check or wire transfer. Customers may access account servicing through a variety of convenient methods, including online at www.discoverbank.com, mobile and tablet device applications, and by telephone.
Certificates of deposit are offered on a full range of tenors from three months through 10 years with interest rates that are fixed for the full period. We offer automatic renewal along with options on reinvestment or disbursement of interest. There are minimum balance requirements to open accounts and penalties for early withdrawals. Certificates of deposit are offered with interest in multiple tax options. Customers can choose to receive interest either periodically or at maturity. Money market accounts are transactional accounts with minimum balance requirements. Money market account funds may be accessed through electronic fund transfer, checks, wire transfer and debit cards. Savings accounts may be accessed through electronic fund transfer, wire transfer and official checks. Money market accounts and savings accounts have limitations on withdrawal frequency, as required by law. Interest rates on money market accounts and savings accounts are subject to change at any time. Fees apply to some transactions, and availability of funds varies based on product and method of funding.
We also issue certificates of deposit through select contracted brokerage firms. All of these deposits are also FDIC-insured to the maximum extent permitted by law. All settlements occur through the Depository Trust Company. Tenors issued, interest, and commission rates are determined weekly with tenor issuances of five months to ten years. Simple interest is applied to brokered certificates of deposit. At any given time, we may choose to not issue these certificates of deposit or to issue only certain tenors in a given week. Early redemption of these certificates occurs only in the event of death or insanity. We have also entered into several third party agreements which provide structured sweep deposit balances.
Discover Network Operations
We support our merchants through a merchant acquiring model that includes direct relationships with large merchants in the United States and arrangements with merchant acquirers for small- and mid-size merchants. In addition to our U.S.-based merchant acceptance locations, Discover Network cards also are accepted at many locations in Canada, Mexico, the Caribbean, China, Japan and a growing number of countries around the world on the Diners Club network, or through reciprocal acceptance arrangements made with international payment networks. (i.e., network-to-network).
We maintain direct relationships with most of our largest merchant accounts, which enables us to benefit from joint marketing programs and opportunities and to retain the entire discount revenue from the merchants. The terms of our direct merchant relationships are governed by merchant services agreements. These agreements also are accompanied by additional program documents that further define our network functionality and requirements, including operating regulations, technical specifications and dispute rules. To enable ongoing improvements in our network's functionality and in accordance with industry convention, we publish updates to our program documents on a semi-annual basis. Discover card transaction volume was concentrated among our top 100 merchants in the 2013 calendar year with our largest merchant accounting for approximately 8% of total Discover card transaction volume.
In order to increase merchant acceptance, Discover Network services the majority of its small and mid-size merchant portfolios through third-party merchant acquirers to allow such acquirers to offer a comprehensive payments processing package to such merchants. Merchants also can apply to our merchant acquirer partners directly to accept Discover Network cards through the acquirers' integrated payments solutions. Merchant acquirers provide merchants with consolidated servicing for Discover, Visa and MasterCard transactions, resulting in streamlined statements and customer service for merchants, and reduced costs for us. These acquirer partners also perform credit evaluations and screen applications against unacceptable business types and the Office of Foreign Asset Control Specifically Designated Nationals list.
Discover Network operates systems and processes that seek to ensure data integrity, prevent fraud and ensure compliance with our operating regulations. Our systems evaluate incoming transaction activity to identify abnormalities that require investigation and fraud mitigation. Designated Discover Network personnel are responsible for validating compliance with our operating regulations and law, including enforcing our data security standards and prohibitions against illegal or otherwise unacceptable activities. Discover Network is a founding and current member of the Payment Card Industry Security Standards Council, LLC, and is working to expand the adoption of the Council's security standards globally for merchants and service providers that store, transmit or process cardholder data.
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
Competition
We compete with other consumer financial services providers and payment networks on the basis of a number of factors, including brand, reputation, customer service, product offerings, incentives, pricing and other terms. Our credit card business also competes on the basis of reward programs and merchant acceptance. We compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, Capital One, JPMorgan Chase and Citi) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. In comparison to our largest credit card competitors, our strengths include cash rewards, conservative portfolio management and strong customer service. Competition based on cash rewards programs, however, has increased in recent years. Our student loan product competes for customers with Sallie Mae and Wells Fargo, as well as other financial institutions that offer student loans. Our personal loan product competes for customers primarily with JPMorgan Chase, Capital One, Wells Fargo and Citi. Our home loan product competes for customers primarily with traditional lending institutions, namely Wells Fargo, Bank of America, JPMorgan Chase and Citi, which operate in multiple distribution channels, including direct to consumer. Our home loan product also faces additional competition from direct lending websites owned and operated by other online lenders that originate the bulk of their loans through their websites or by phone. Our home equity product faces competition primarily from traditional branch lending institutions like Wells Fargo, JP Morgan Chase, US Bank and PNC.
Although our student and personal loan receivables have increased, our credit card receivables continue to represent most of our receivables. The credit card business is highly competitive. Some of our competitors offer a wider variety of financial products than we do, including automobile loans, which may currently position them better among customers who prefer to use a single financial institution to meet all of their financial needs. Some of our competitors enjoy greater financial resources, diversification and scale than we do, and are therefore able to invest more in initiatives to attract and retain customers, such as advertising, targeted marketing, account acquisitions and pricing offerings in interest rates, annual fees, reward programs and low-priced balance transfer programs. In addition, some of our competitors have assets such as branch locations and co-brand relationships that may help them compete more effectively. Another competitive factor in the credit card business is the increasing use of debit cards as an alternative to credit cards for purchases.
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
In our payment services business, we compete with other networks for volume and to attract network partners to issue credit, debit and prepaid cards on the Discover, PULSE and Diners Club networks. We generally compete on the basis of customization of services and various pricing strategies, including incentives and rebates. We also compete on the basis of issuer fees, fees paid to networks (including switch fees), merchant acceptance, network functionality, customer perception of service quality, brand image, reputation and market share. The Diners Club and Discover networks' primary competitors are Visa, MasterCard and American Express, and PULSE's network competitors include Visa's Interlink, MasterCard's Maestro and First Data's STAR. American Express is a particularly strong competitor to Diners Club as both cards target international business travelers. As the payments industry continues to evolve, we are also facing increasing competition from new entrants to the market, such as online networks, telecom providers and other alternative payment providers, which leverage new technologies and a customer's existing deposit and credit card accounts and bank relationships to create payment or other fee-based solutions.
In our direct-to-consumer deposits business, we have acquisition and servicing capabilities similar to other direct competitors, including USAA, Ally Financial, American Express, Capital One (360), Sallie Mae and Barclays. We also compete with traditional banks and credit unions that source deposits through branch locations. We seek to differentiate our deposit product offerings on the basis of brand reputation, convenience, customer service and value.
For more information regarding the nature of and the risks we face in connection with the competitive environment for our products and services, see "Risk Factors — Strategic Business Risks."
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
Employees
As of January 31, 2014, we employed approximately 14,128 individuals.
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

Comprehensiveness
We seek to maintain a comprehensive framework for managing risk enterprise wide, including policies, risk management processes, monitoring and reporting. Our framework is designed to be comprehensive with respect to our reporting segments and their control and support functions, and it extends across all risk types.
Accountability
We structure accountability along the principles of risk management execution, oversight and independent validation. Our business units hold primary accountability for management of the risks to which their businesses are exposed. Our principles apply across all businesses and risk types.
Independence
We maintain independent risk and control functions including our corporate risk management, law and compliance, and internal audit departments. Our Chief Risk Officer, who leads our corporate risk management department, is appointed by our board of directors and is accountable for providing an independent perspective on the risks to which we are exposed; how well management is identifying, assessing and managing risk; and the capabilities we have to manage risk across the enterprise.
Defined Risk Appetite and Strategic Limits
Our board of directors approves a risk appetite and strategic limit framework, which establishes an acceptable level of risk taking, considering desired financial returns and other objectives. To that end, management sets, maintains and enforces policies, as well as limits and escalation triggers that are consistent with our risk appetite and strategic limits framework.
Control Assessment
We test control effectiveness in a variety of ways. Our Risk and Control Self Assessment (RCSA) program is designed to identify, self-assess, monitor and report risks and controls in our products, processes and systems, and is an integral part of our risk management framework. As an enterprise risk management process, our overarching risk categories and related definitions are incorporated into the RCSA, and the risk governance structure is utilized for RCSA reporting. The entire process is subject to audit by our internal audit department with reporting to our Risk Committee and the Audit and Risk Committee of our board of directors.
Transparency
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
Risk Management Roles and Responsibilities
Our governance structure is based on the principle that each line of business is responsible for managing risks inherent in its business with appropriate corporate oversight. Our board of directors, the Audit and Risk Committee of our board of directors, our Risk Committee, our Chief Executive Officer and senior executive officers, our corporate risk management department, our law and compliance department, and our internal audit department provide oversight at various levels.
Board of Directors
Our board of directors is responsible for: (i) approval of certain risk management policies, (ii) approval of our risk appetite and strategic limit framework, (iii) oversight of our strategic plan, and (iv) appointment of our Chief Risk Officer.
Audit and Risk Committee of our Board of Directors
The Audit and Risk Committee of our board of directors reviews reports from management on our enterprise-wide risk management program. The Committee also reviews with management the framework for assessing and managing our risk exposures and the steps management has taken to monitor and control such risk exposures. The Committee also reviews reports from management on the status of and changes to risk exposures, policies, procedures and practices.
Risk Committee
Our Risk Committee is an executive management-level committee, authorized by the Audit and Risk Committee of our board of directors and chaired by our Chief Risk Officer, that provides a forum for our senior management team to review and discuss credit, market, liquidity, operational, legal and compliance, and strategic risks across the company and for each business unit. Risk Committee membership consists of all members of our Executive Committee. The Committee regularly provides reports of our Chief Risk Officer to the Audit and Risk Committee of our board of directors on risks and risk management. Our Risk Committee has formed a number of sub-committees to assist it in carrying out its responsibilities. These committees, made up of representatives from senior levels of management, escalate issues to our Risk Committee as necessary. These risk management committees include the Asset/Liability Management Committees (Discover Financial Services and Discover Bank), the Capital Planning Committee, the Counterparty Credit Committee, the Discover Bank Credit Committee, the New Initiatives Committee, the Operational Risk Committee, and the Compliance Committee.
Chief Executive Officer
Our Chief Executive Officer is ultimately responsible for our risk management. In that capacity, our Chief Executive Officer establishes our risk management culture and ensures the business operates in accordance with it. Our Chief Risk Officer reports to our Chief Executive Officer.
Senior Executive Officers
Our senior executive officers are responsible for ensuring their business units operate within established risk appetite limits. They are also responsible for identifying risks; explicitly considering risk when developing strategic plans, budgets and new products; and implementing appropriate risk controls when pursuing business strategies and objectives. Senior executive officers also coordinate with our corporate risk management department to produce relevant, sufficient, accurate and timely risk reporting that is consistent with the processes and methodology established by our corporate risk management department. In addition, our senior executive officers are responsible for ensuring that sufficient financial resources and qualified personnel are deployed to manage the risks inherent in our business activities.
Chief Risk Officer
Our Chief Risk Officer chairs our Risk Committee and manages our corporate risk management department. Our Chief Risk Officer is responsible for establishing and implementing standards for the identification, management and measurement of risk on an enterprise-wide basis, as well as for monitoring and reporting such risks.
Corporate Risk Management
Our corporate risk management department is led by our Chief Risk Officer and supports business units by providing objective oversight of our risk profile and ensuring risks are managed as defined by policy. Our corporate risk management department also provides risk management tools and policies, and aggregates and reports our risks to our board of directors, the Audit and Risk Committee of our board of directors and our Risk Committee.
Law and Compliance Department
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
Internal Audit Department
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
Credit Risk
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
The Discover Bank Credit Committee oversees consumer credit risk and responsibilities include: (i) establishing consumer credit risk philosophy and tolerance; (ii) establishing procedures for implementing and ensuring compliance with risk identification, measurement, monitoring, and management policies and procedures for consumer credit risk management; and (iii) reviewing, on a periodic basis, aggregate risk exposures and efficacy of risk measurement, monitoring and management policies and procedures within the credit risk management department.
Our Counterparty Credit Committee oversees counterparty credit risk. Our Counterparty Credit Committee's responsibilities include: (i) establishing an enterprise-wide approach to counterparty credit risk management through a program for the identification, measurement, management and reporting of counterparty credit risks; (ii) providing oversight for controls, limits, thresholds and governance processes related to our ongoing management of counterparty credit risks; (iii) reviewing our enterprise-wide portfolio of counterparty risks and ensuring those risks remain within our tolerances; and (iv) approving acceptance of and limits for counterparties that represent significant exposure to us.
Market Risk
Market risk is the risk to our financial condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates, credit spreads or equity prices. We are exposed to various types of market risk, in particular interest rate risk and other risks that arise through the management of our investment portfolio. The Asset/Liability Management Committee oversees market risk exposure. Responsibilities of the committee include: (i) maintaining oversight and responsibility for all risks associated with the asset/liability management process, including risks associated with liquidity and funding, market risk and our investment portfolio; and (ii) recommending limits to be included in our risk appetite and limit structure.

Liquidity Risk
Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to obtain adequate funding or liquidate assets without significantly lowering market prices because of inadequate market depth or market disruptions. Liquidity risk exposures are overseen by our Asset/Liability Management Committee. The responsibilities of our Asset/Liability Management Committee are described above.
Operational Risk
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
Compliance and Legal Risk
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
Compliance and legal risk exposures are actively and primarily managed by our business units in conjunction with our law and compliance department. Our compliance program governs the management of compliance risk. Our Compliance Committee oversees our compliance and legal risk management. Our law and compliance department provides independent oversight for all of our compliance and legal risk management activities. Our law and compliance department coordinates with our corporate risk management department for the management of compliance and legal risks by reporting and escalating material incidents, completing risk and control self-assessments, and monitoring and reporting key risk indicators.
Strategic Risk
Strategic risk can arise from adverse business decisions, improper implementation of decisions, unanticipated economic events, failure to anticipate and respond to industry changes (including legislative and regulatory changes), failure to create and maintain a competitive business model, and failure to attract and profitably serve customers. Our Executive Committee actively manages strategic risk through the development, implementation and oversight of our business strategies, including the development of budgets and business plans. Our business units take and are accountable for managing strategic risk in pursuit of their objectives. In addition, the assessment of strategic risk is an important consideration of various sub-committees of our Risk Committee. For example, the strategic and other risks associated with new products or services are reviewed and reported on by our New Initiatives Committee.
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
Capital Planning
Our capital planning and capital adequacy assessment process is designed to ensure capital adequacy against identified risks. Our Capital Planning Committee, which is chaired by our Chief Financial Officer, oversees the development of our strategic capital plans. Our plans are reviewed and approved by our board of directors. We submit an annual capital plan to the Federal Reserve as further described in "— Supervision and Regulation — Capital, Dividends and Share Repurchases" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital."
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
We operate two banking subsidiaries, each of which is in the United States. Discover Bank, our main banking subsidiary, offers credit card loans, student loans, personal loans and home equity loans as well as certificates of deposit, savings and checking accounts and other types of deposit accounts. Discover Bank is chartered and regulated by the Office of the Delaware State Bank Commissioner (the "Delaware Commissioner"), and is also regulated by the Federal Deposit Insurance Corporation (the "FDIC"), which insures its deposits up to applicable limits and serves as the bank's primary federal banking regulator. Our other bank, Bank of New Castle, is also chartered and regulated by the Delaware Commissioner and insured and regulated by the FDIC.
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
The Reform Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms. Bank holding companies with $50 billion or more in total consolidated assets, including Discover, are considered systemically significant under the Reform Act and are subject to heightened prudential standards to be established by the Federal Reserve. The Reform Act could have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring continued investments of management time and resources in compliance efforts, limiting fees we can charge for services, requiring us to meet more stringent capital, liquidity and leverage ratio requirements, increasing costs, restricting our ability to access the securitization markets for our funding, impacting the value of our assets, or otherwise adversely affecting our businesses. For more information regarding the Reform Act, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments" and “Risk Factors."
Capital, Dividends and Share Repurchases
We, Discover Bank and Bank of New Castle are subject to capital adequacy guidelines adopted by federal banking regulators, which include maintaining minimum capital and leverage ratios for capital adequacy and higher ratios to be deemed "well-capitalized." As a bank holding company, we are required to maintain Tier 1 and total capital equal to at least 4% and 8% of our total risk-weighted assets, respectively. We are also required to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 4% to 5%, depending upon criteria defined and assessed by the Federal Reserve. Further, under the Federal Reserve's annual capital plan requirements, we are required to demonstrate that under stress scenarios we will maintain a Tier 1 common ratio (meaning the ratio of Tier 1 common capital to total risk-weighted assets) above 5%. At December 31, 2013, Discover Financial Services met all requirements to be deemed "well-capitalized." For related information regarding our bank subsidiaries, see "— FDIA" below.
Current or future legislative or regulatory initiatives may require us to hold more capital in the future. In June 2013, the Federal Reserve, Office of the Comptroller of the Currency (the "OCC") and the FDIC finalized rules to implement the provisions of the Basel III regulatory capital reforms that would be applicable to us and Discover Bank. The final rules include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes "capital" for purposes of calculating those ratios. Beginning this year, we are subject to the final rules issued by the Federal Reserve and the FDIC implementing the stress test requirements under the Reform Act. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Capital, Liquidity and Funding."
There are various federal and state law limitations on the extent to which our banking subsidiaries can provide funds to us through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, and general federal and state regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as our banking subsidiaries, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. For more information, see "— FDIA" below.
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over the planning horizon. In January 2014, we submitted our capital plan to be reviewed by the Federal Reserve under the enhanced standards applied under the Federal Reserve's Comprehensive Capital Analysis and Review, or CCAR, program. Therefore, the Federal Reserve now applies enhanced standards to our capital plan submissions, including evaluation based on results of supervisory stress tests and enhanced documentation and process standards. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will be subject to the Federal Reserve's review and non-objection of the actions that we proposed in our annual capital plan.
For more information, including additional conditions and limits on our ability to pay dividends and repurchase our stock, see "Risk Factors — We may be limited in our ability to pay dividends on and repurchase our stock" and "— We are a holding company and depend on payments from our subsidiaries," "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital" and Note 18: Capital Adequacy to our consolidated financial statements.
FDIA
The Federal Deposit Insurance Act (the "FDIA") imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At December 31, 2013, Discover Bank and Bank of New Castle met all applicable requirements to be deemed "well-capitalized." As noted above, recently-issued Federal Reserve rules and additional future rulemaking, including with respect to implementation of Basel III, have altered and in the future could further alter the capital adequacy framework for Discover.
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
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank's normal market area or nationally (depending upon where the deposits are solicited), unless it is "well-capitalized," or it is "adequately capitalized" and receives a waiver from the FDIC. A bank that is "adequately capitalized" and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is "well-capitalized." As of December 31, 2013, Discover Bank and Bank of New Castle each met the FDIC's definition of a "well-capitalized" institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity. For more information, see “Risk Factors — An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.”
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
The FDIA subjects Discover Bank to deposit insurance assessments. Under the Reform Act, in order to bolster the reserves of the Deposit Insurance Fund, the minimum reserve ratio set by the FDIC was increased to 1.35%. The FDIC set a reserve ratio of 2%, 65 basis points above the statutory minimum. The FDIC also amended its deposit insurance regulations with two changes. First, the FDIC implemented a provision of the Reform Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity. Second, the FDIC revised the risk-based assessment system for all large insured depository institutions (generally, institutions with at least $10 billion in total assets, including Discover Bank) to one based on a scorecard method. Further increases may occur in the future. The Reform Act removed the statutory cap for the reserve ratio, leaving the FDIC free to set a cap in the future.
Acquisitions and Investments
Since we are a bank holding company, and Discover Bank and Bank of New Castle are insured depository institutions, we are subject to banking laws and regulations that limit the types of acquisitions and investments that we can make. In addition, certain permitted acquisitions and investments that we seek to make are subject to the prior review and approval of our banking regulators, including the Federal Reserve and FDIC. Our banking regulators have broad discretion on whether to approve proposed acquisitions and investments. In deciding whether to approve a proposed acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, and our future prospects, including current and projected capital ratios and levels; the competence, experience, and integrity of our management and our record of compliance with laws and regulations; the convenience and needs of the communities to be served, including our record of compliance under the Community Reinvestment Act; and our effectiveness in combating money laundering. Therefore, results of supervisory activities of the banking regulators, including examination results and ratings, can impact whether regulators approve proposed acquisitions and investments. For information on the challenging regulatory environment, see "Risk Factors."
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
Consumer Financial Services
The relationship between us and our U.S. customers is regulated extensively under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the CARD Act and the Reform Act. These and other federal laws, among other things, prohibit unfair, deceptive and abusive trade practices, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, require safe and sound banking operations, restrict our ability to raise interest rates, and subject us to substantial regulatory oversight. State and, in some cases, local laws also may regulate in these areas, as well as in the areas of collection practices, and may provide other additional consumer protections. Moreover, our U.S. subsidiaries are subject to the Servicemembers Civil Relief Act, which protects persons called to active military service and their dependents from undue hardship resulting from their military service. The Servicemembers Civil Relief Act applies to all debts incurred prior to the commencement of active duty (including credit card and other open-end debt) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability.
Violations of applicable consumer protection laws can result in significant potential liability in litigation by customers, including civil monetary penalties, actual damages, restitution and attorneys' fees. Federal banking regulators, as well as state attorneys general and other state and local consumer protection agencies, also may seek to enforce consumer protection requirements and obtain these and other remedies. Further violations may cause federal banking regulators to deny, or delay approval of, potential acquisitions and investments. See "— Acquisitions and Investments."
The CARD Act was enacted in 2009, but most of the requirements became effective in 2010. The CARD Act made numerous amendments to the Truth in Lending Act, requiring us to make fundamental changes to many of our business practices, including marketing, underwriting, pricing and billing. The CARD Act's restrictions on our ability to increase interest rates on existing balances to respond to market conditions and credit risk ultimately limit our ability to extend credit to new customers and provide additional credit to current customers. Other CARD Act restrictions have resulted and will continue to result in reduced interest income and loan fee income.

The Reform Act established the CFPB, which regulates consumer financial products and services and certain financial services providers, including Discover. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Reform Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. In addition, the CFPB has an online complaint system that allows consumers to log complaints with respect to the products we offer. The system could inform future agency decisions with respect to regulatory, enforcement or examination focus. There continues to be uncertainty as to how the CFPB's strategies and priorities will impact our businesses and our results of operations going forward. For more information, see "Risk Factors — There continues to be uncertainty as to how the Consumer Financial Protection Bureau's priorities and actions will impact our business." and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services."
We are subject to additional laws and regulations affecting mortgage lenders. We conduct our mortgage lending business through two subsidiaries: Discover Bank (for our home equity loans) and Discover Home Loans, Inc. (for our conventional refinances and purchase transactions), which is a state-licensed mortgage lender. Federal, state and, in some instances, local laws regulate mortgage lending activities. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available, including advertising and other consumer disclosures, payments for services and recordkeeping requirements. These laws include the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and various state laws. State laws often restrict the amount of interest and fees that may be charged by a mortgage lender, or otherwise regulate the manner in which mortgage lenders operate or advertise. The CFPB has indicated that the mortgage industry is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Reform Act, including the steering of consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB has published several final rules impacting the mortgage industry. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services — Mortgage Lending.”
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
Payment Networks
We operate the Discover and PULSE networks, which deliver switching and settlement services to financial institutions and other program participants for a variety of ATM, POS and other electronic banking transactions. These operations are regulated by certain federal and state banking, privacy and data security laws. Moreover, the Discover and PULSE networks are subject to examination under the oversight of the Federal Financial Institutions Examination Council, an interagency body composed of the federal bank regulators and the National Credit Union Association. In addition, as our payments business has expanded globally through Diners Club, we are subject to government regulation in countries in which our networks operate or our cards are used, either directly or indirectly through regulation affecting Diners Club network licensees. Changes in existing federal, state or international regulation could increase the cost or risk of providing network services, change the competitive environment, or otherwise materially adversely affect our operations. The legal environment regarding privacy and data security is particularly dynamic, and any unpermitted disclosure of confidential customer information could have a material adverse impact on our business, including loss of consumer confidence.
The Reform Act contains several provisions that are relevant to the business practices, network transaction volume, revenue, and prospects for future growth of PULSE, our debit card network business. The Reform Act requires that merchants control the routing of debit transactions, and that interchange fees received by certain payment card issuers on debit card transactions be “reasonable and proportional” to the issuer's cost in connection with such transactions, as determined by the Federal Reserve. The Reform Act also requires the Federal Reserve to restrict debit card networks and issuers from requiring debit card transactions to be processed solely on a single payment network or two or more affiliated networks, or from requiring that transactions be routed over certain networks. For information regarding implementation of these provisions and potential impacts on our debit card business, see “Risk Factors — Legislative and regulatory reforms related to the debit card market have had a significant impact on our PULSE network business. The changing debit card environment has adversely impacted and we expect that it may continue to adversely impact PULSE's ability to compete for transaction volume." and “Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Payment Networks.”
Money Laundering & Terrorist Financing Prevention Program
We maintain an enterprise-wide program designed to comply with all applicable anti-money laundering and anti-terrorism laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act of 2001. This program includes policies, procedures, training and other internal controls designed to mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. The program is coordinated by a compliance officer and undergoes an annual independent audit to assess its effectiveness. Our program is typically reviewed on an annual basis by federal banking regulators. The FDIC is completing its annual anti-money laundering/Bank Secrecy Act examination of Discover Bank and has notified the company of certain potential program deficiencies. See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information. Violations and deficiencies related to anti-money laundering and anti-terrorism laws and regulations may cause federal banking regulators to deny, or delay approval of, potential acquisitions and investments. See "— Acquisitions and Investments."
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
Executive Officers of the Registrant
Set forth below is information concerning our executive officers, each of whom is a member of our Executive Committee.

Name	Age	Position

David W. Nelms	52	Chairman and Chief Executive Officer

Roger C. Hochschild	49	President and Chief Operating Officer

R. Mark Graf	49	Executive Vice President and Chief Financial Officer

Kathryn McNamara Corley	53	Executive Vice President, General Counsel and Secretary

Steven E. Cunningham	44	Senior Vice President, Chief Risk Officer

Carlos M. Minetti	51	Executive Vice President, President - Consumer Banking

Diane E. Offereins	56	Executive Vice President, President - Payment Services

James V. Panzarino	61	Executive Vice President, Chief Credit and Card Operations Officer

R. Douglas Rose	45	Senior Vice President, Chief Human Resources Officer

Glenn P. Schneider	52	Senior Vice President, Chief Information Officer

Harit Talwar	53	Executive Vice President, President - U.S. Cards

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
Steven E. Cunningham has served as Senior Vice President and Chief Risk Officer since May 2013. He is also responsible for the Comprehensive Capital Analysis and Review and Resolution Planning program offices. Prior thereto, Mr. Cunningham served as Senior Vice President and Treasurer since 2010. Prior to joining us, Mr. Cunningham was the Chief Financial Officer for Harley Davidson Financial Services from 2009 to 2010. From 2000 to 2009 he served in several financial and treasury roles with Capital One Financial, including Chief Financial Officer of the company’s banking and auto finance segments. From 1991 to 2000, Mr. Cunningham was at the FDIC in the Atlanta and Washington, D.C. offices. He holds a Bachelor's degree in finance from the University of Alabama and a M.B.A. from The George Washington University.
Carlos Minetti has served as Executive Vice President, President of Consumer Banking since February 2014. Prior thereto, he served as Executive Vice President, President - Consumer Banking and Operations since April 2010, Executive Vice President, Cardmember Services and Consumer Banking from September 2006 through March 2010, and Executive Vice President, and Chief Risk Officer for Cardmember Services and Risk Management from January 2001 through August 2006. Prior to joining us, Mr. Minetti worked in card operations and risk management for American Express from 1987 to 2000, most recently as Senior Vice President. Mr. Minetti holds a Bachelor's of Science degree in Industrial Engineering from Texas A & M University and an M.B.A. from the University of Chicago.
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
James V. Panzarino has served as Executive Vice President and Chief Credit and Card Operations Officer since February 2014. Prior thereto, he served as Executive Vice President and Chief Credit Risk Officer from 2009 to 2013. Prior thereto, he served as Senior Vice President and Chief Credit Risk Officer from 2006 to 2009, and Senior Vice President, Cardmember Assistance, from 2003 to 2006. Prior to joining us, Mr. Panzarino was Vice President of External Collections and Recovery at American Express from 1998 to 2002. Mr. Panzarino holds a Bachelor's degree in Business Management and Communication from Adelphi University.
R. Douglas Rose has served as Senior Vice President and Chief Human Resources Officer since April 2013. Prior thereto, he served as Vice President, Human Resources at United Airlines from May 2009 to March 2013. He was also Senior Vice President, Human Resources at Capital One and a Human Resources consultant for Hewitt Associates. Mr.

Rose holds a Bachelor's degree from the University of Pennsylvania and a Master's degree from the University of Michigan.
Glenn P. Schneider has served as Senior Vice President and Chief Information Officer since December 2008. From 2003 to 2008, he was Senior Vice President, Application Development, and from 1998 to 2003, he served as Vice President, Marketing Applications. Mr. Schneider joined us in 1993 and prior thereto worked for Kemper Financial Services as a Programmer. He holds a Bachelor's degree in Economics/Computer Science and a minor in Statistics from Northern Illinois University.
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
Current Economic and Regulatory Environment
Economic conditions have had and could have a material adverse effect on our business, results of operations and financial condition.
While certain economic conditions in the United States have shown signs of improvement, economic growth has been slow and uneven as consumers continue to be affected by high unemployment rates and depressed housing values. In addition, the economic and financial challenges in Europe and globally may continue to impact economic recovery generally and the financial services industry. A prolonged period of slow economic growth or a significant deterioration in economic conditions would likely affect the ability and willingness of customers to pay amounts owed to us. A customer's ability to repay us also can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other consumer loans. We believe that we are experiencing generally historical lows in our delinquency and charge-off rates and that these rates will be increasing over time. In addition, if economic conditions worsen, these rates may increase more than expected. The over 30 days delinquent rate was 1.64% at December 31, 2013, down from 1.69% and 2.29% at December 31, 2012 and November 30, 2011, respectively. The full-year net charge-off rate was 1.98% for the 2013 calendar year, down from 2.29% and 3.97% for the 2012 and 2011 fiscal years, respectively. Growth in our loan portfolio led us to increase our allowance for loan losses in the second half of 2013. We expect further increases in our allowance for loan losses in 2014, which will negatively impact our net income compared to 2011 through 2013, when reserve releases significantly contributed to our net income.
Poor economic conditions not only affect the ability and willingness of customers to pay amounts owed to us, increasing delinquencies, charge-offs and allowance for loan losses as described above, but also can reduce the usage of credit cards in general and the average purchase amount of transactions industry-wide, including our cards, which reduces interest income and transaction fees. We rely heavily on interest income from our credit card business to generate earnings. Our net interest income from credit card loans was $6.0 billion for the 2013 calendar year, which was 73% of revenues (defined as net interest income plus other income), compared to $5.8 billion for the 2012 fiscal year, which was 75% of revenues, and $5.7 billion for the 2011 fiscal year, which was 80% of revenues. In the event of another economic downturn, we may have to consider expense-reduction initiatives in order to offset our inability to generate increased interest and fee income due to existing legal and regulatory limitations on increasing interest and fees. Slow economic recovery combined with a competitive marketplace could result in Discover being unable to grow loans, resulting in reduced revenue from its core direct banking business.
The regulatory environment for the financial services industry is being significantly impacted by financial regulatory reform initiatives, which may adversely impact our business, results of operations and financial condition.
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. The Reform Act regulates large systemically significant financial firms, including us, through a variety of measures, including increased capital and liquidity requirements, limits on leverage, and enhanced supervisory authority. The Reform Act also established a new financial industry regulator, the Consumer Financial Protection Bureau (the "CFPB"), and new requirements for debit card transactions, which impact our core businesses and are described in other risk factors below related to consumer financial services, payment services, risk management practices, and capital and liquidity. Additional legislative or regulatory action that may impact our business may result from the multiple studies mandated under the Reform Act.
The evolving regulatory environment causes uncertainty with respect to the manner in which we conduct our businesses and requirements that may be imposed by our regulators. Regulators have implemented and continue to propose new regulations and issue supervisory guidance and have been increasing their examination and enforcement action activities. The FDIC is completing its annual anti-money laundering/Bank Secrecy Act examination of Discover Bank and has notified the company of certain potential program deficiencies, and the CFPB is investigating certain student loan servicing practices of Discover Bank. See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information. We expect that regulators will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings. We are unable to predict the nature, extent or impact of any additional changes to statutes or regulations, including the interpretation, implementation or enforcement thereof, which may occur in the future.
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including final implementing regulations, guidance and interpretations of the regulatory agencies, supervisory priorities and actions, the actions of our competitors and other marketplace participants, and the behavior of consumers. The evolving regulatory environment could require us to limit or change our business practices, limit our product offerings, require continued investment of management time and resources in compliance efforts, limit fees we can charge for services, require us to meet more stringent capital, liquidity and leverage ratio requirements, increase costs, restrict our ability to access the securitization markets for our funding, impact the value of our assets, or otherwise adversely affect our businesses. The regulatory environment and enhanced examination and supervisory expectations and scrutiny can also potentially impact our ability to pursue business opportunities and obtain required regulatory approvals for potential investments and acquisitions. For additional information see "Business — Supervision and Regulation — Acquisitions and Investments."
Compliance and other regulatory requirements and expenditures have increased significantly for Discover and other financial services firms, and we expect them to continue to increase as regulators adopt new rules, interpret existing rules and increase their scrutiny of financial institutions, including controls and operational processes. We may face additional compliance and regulatory risk to the extent that we enter into new lines of business or new business arrangements with third-party service providers, alternative payment providers or other industry participants, including providers or participants that may not be regulated financial institutions. The additional expense, time and resources needed to comply with ongoing regulatory requirements may adversely impact our business and results of operations. In addition, regulatory findings and ratings could negatively impact our business strategies.
There continues to be uncertainty as to how the Consumer Financial Protection Bureau's priorities and actions will continue to impact our business.
The CFPB, which commenced operations in July 2011, has a large budget and staff, and broad authority with respect to the products that we offer, as further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments." There continues to be significant uncertainty as to how the agency's regulatory, supervisory, examination and enforcement strategies and priorities will impact our business and our results of operations going forward. In September 2012, Discover Bank entered into a consent order with the FDIC and CFPB with respect to the marketing of our protection products, which required us to provide refunds of approximately $200 million to eligible customers, pay a $14 million civil monetary penalty and enhance our business processes. Several of our other products, including credit cards, student loans and home loans, are areas of focus by the CFPB. The CFPB is currently investigating certain student loan servicing practices of Discover Bank. See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information.
Although we have committed significant resources to enhancing our compliance programs, changes in regulatory expectations, interpretations or practices could increase the risk of enforcement actions, fines, penalties and customer restitution. Actions by the CFPB could result in requirements to alter our products and services that would make our products less attractive to consumers and impair our ability to offer them profitably. Future actions by the CFPB or other regulators that discourage the use of products we offer or steer consumers to other products or services could result in reputational harm and a loss of customers. Should the CFPB change regulations adopted in the past by other regulators, or modify past regulatory guidance, our compliance costs and litigation exposure could increase. Our consumer class action litigation exposure could increase if the CFPB exercises its authority to limit or ban pre-dispute arbitration clauses. A preliminary report on arbitration agreements issued by the CFPB expressed concerns about these agreements that may signal the agency is contemplating taking such steps.
Legislative and regulatory initiatives related to the student loan market may have a significant impact on our ability to profitably grow our student loan portfolio.
We have invested in the growth of our private student loan portfolio, including through the acquisition of The Student Loan Corporation in December 2010 and the acquisition of additional private student loans from Citi in

September 2011. Our total student loans have grown from $1.0 billion at November 30, 2010 to $8.1 billion at December 31, 2013. There is significant legislative and regulatory focus on the student loan market, including by the CFPB, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments." This regulatory focus has resulted in an increase in supervisory examinations of the company related to student loans. The CFPB is currently investigating certain student loan servicing practices of Discover Bank. See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information. Regulators, Congress or the Administration may take actions that impact the student loan market in the future. Any such actions could cause us to restructure our private student loan business in ways that we may not currently anticipate. The possible impact of heightened scrutiny of the student loan market and its participants, including any resulting legislative and regulatory initiatives, is uncertain and may adversely impact the profitability and growth of our private student loan portfolio.
Legislative and regulatory reforms related to the debit card market, as well as competitors' responses to these reforms, have had a significant impact on our PULSE network business. The changing debit card environment has adversely impacted and we expect that it may continue to adversely impact PULSE's ability to compete for transaction volume.
The Reform Act contains several provisions impacting the debit card market as further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments." The changing debit card environment, including competitor actions related to merchant and acquirer transaction routing strategies, has adversely affected and may continue to adversely affect our PULSE network's business practices, network transaction volume, revenue, and prospects for future growth. We continue to face competitive challenges from the new merchant and acquirer transaction routing strategies implemented by large competing networks following the issuance of the regulations related to debit routing and fees. We are closely monitoring these strategies in order to assess their impact on our business and on competition in the marketplace. The U.S. Department of Justice is examining some of these competitor pricing strategies. In addition, the Reform Act's network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affect PULSE's current business practices and may materially adversely affect its network transaction volume and revenue. Our transaction processing revenue was $192 million for the calendar year ended December 31, 2013 and $218 million and $180 million for the fiscal years ended November 30, 2012 and 2011, respectively. While we are still assessing all of our options for responding to these developments, they have adversely impacted PULSE and we expect that they may continue to adversely impact our ability to compete for issuer participation and merchant and acquirer routing, negatively impacting PULSE transaction volume growth.
Strategic Business Risk
We face competition in the credit card market from other consumer financial services providers, and we may not be able to compete effectively, which could result in fewer customers and lower account balances and could materially adversely affect our financial condition, cash flows and results of operations.
The consumer financial services business is highly competitive. We compete with other consumer financial services providers on the basis of a number of factors, including brand, reputation, customer service, product offerings, incentives, pricing and other terms. Competition in credit cards is also based on merchant acceptance and the value provided to the customer by rewards programs. Many credit card issuers have instituted rewards programs that are similar to ours, and, in some cases, are more attractive to customers than our programs. These competitive factors affect our ability to attract and retain customers, increase usage of our products, and maximize the revenue generated by our products. In addition, because most domestically issued credit cards, other than those issued by American Express, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant position and marketing and pricing power of Visa and MasterCard. The competitive marketplace, combined with slow economic recovery, could result in Discover being unable to grow loans, resulting in reduced revenue from its core direct banking business. If we are unable to compete successfully, or if competing successfully requires us to take aggressive actions in response to competitors' actions, our financial condition, cash flows and results of operations could be materially adversely affected.
We incur considerable expenses in competing with other consumer financial services providers, and many of our competitors have greater financial resources than we do, which may place us at a competitive disadvantage and negatively affect our financial results.
We incur considerable expenses in competing with other consumer financial services providers to attract and retain customers and increase usage of our products. A substantial portion of these expenses relates to marketing expenditures. We incurred expenses of $717 million in the 2013 calendar year and $603 million and $537 million in the 2012 and 2011 fiscal years, respectively, for marketing and business development. Our consumer financial services products compete primarily on the basis of pricing, terms and service. Because of the highly competitive nature of the credit card issuing business, a primary method of competition among credit card issuers, including us, has been to offer rewards programs, low introductory interest rates, attractive standard purchase rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card. This type of competition has adversely affected credit card yields, and customers may frequently switch credit cards or transfer their balances to another card. There can be no assurance that any of the expenses we incur or incentives we offer to attempt to acquire and maintain accounts and increase usage of our products will be effective.
Furthermore, many of our competitors are larger than we are, have greater financial resources than we do, have more breadth in consumer banking products, and/or have lower funding and operating costs than we have and expect to have, and have assets such as branch locations and co-brand relationships, that may help them compete more effectively. For example, larger credit card issuers, which have greater resources than we do, may be better positioned to fund appealing rewards, marketing and advertising programs. We may be at a competitive disadvantage as a result of the greater financial resources, diversification and scale of many of our competitors.
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
We face substantial and increasingly intense competition in the payments industry, both from traditional players and new, emerging alternative payment providers. For example, we compete with other payment networks to attract network partners to issue credit and debit cards and other card products on the Discover, PULSE and Diners Club networks. Competition with other operators of payment networks is generally based on issuer fees, fees paid to networks (including switch fees), merchant acceptance, network functionality and other economic terms. Competition also is based on customer perception of service quality, brand image, reputation and market share. Further, we are facing increased competition from alternative payment providers, who may create innovative network arrangements with our primary competitors or other industry participants, which could adversely impact our costs, transaction volume and ability to grow our business.
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
We also face competition as merchants put pressure on transaction fees. Increasing merchant fees or acquirer fees could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Network and may cause merchant acceptance to decrease. This, in turn, could adversely affect our ability to attract network partners and our ability to maintain or grow revenues from our proprietary network. In addition, competitor's settlements with merchants and related actions, including pricing pressures and/or surcharging, could negatively impact our business practices. The Reform Act, which gives merchants control of the routing of debit transactions, has influenced the competitive environment for the PULSE network. For more information, see the risk factor above addressing legislative and regulatory reforms related to the debit card market.
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
In addition, if we are unable to maintain sufficient network functionality to be competitive with other networks, or if our competitors develop better data security solutions or more innovative products and services than we do, our ability to retain and attract network partners and maintain or increase the revenues generated by our proprietary card issuing business or our PULSE business may be materially adversely affected. Additionally, competitors may develop data security solutions which, as a consequence of the competitors' market power, we may be forced to use. As a result, those competitors could subject the company to adverse restrictions and our business may be adversely affected.
Our business depends upon relationships with issuers, merchant acquirers and licensees, which are generally financial institutions. The economic and regulatory environment and increased consolidation in the financial services industry decrease our opportunities for new business and may result in the termination of existing business relationships if a business partner is acquired or goes out of business. In addition, as a result of this environment, financial institutions may have decreased interest in engaging in new card issuance opportunities or expanding existing card issuance relationships, which would inhibit our ability to grow our payment services business. In the fourth quarter of 2013, we received notice that certain contracts related to one third-party issuing relationship will be terminated, effective mid-2014. This loss will have a meaningful impact on our network partners volume and payment services segment profits, but we do not anticipate it to be material to our overall profitability.
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
The Diners Club business also depends upon our ability to maintain the full operability of the Diners Club network for existing Diners Club cardholders, network licensees and merchants. Citigroup continues to own and operate network licensees generating a significant share of the Diners Club network sales volume. Citigroup has been reducing assets outside its core businesses, including certain Diners Club businesses, by selling its ownership interest. If Citigroup were to discontinue its support of a significant number of, or key, Diners Club network licensees, we may face difficulty maintaining and growing our international network. This could adversely affect the acceptance of Discover cards when they are used outside of North America.
The Diners Club business depends upon the cooperation and support of the network licensees that issue Diners Club cards and that maintain a merchant acceptance network. As is the case for other card payment networks, Diners Club does not issue cards or determine the terms and conditions of cards issued by the network licensees, with the exception of the Diners Club Italy issuing business, which we acquired in the second quarter. This is the responsibility of each licensee. Further, unlike the Discover Network, we have only a small number of direct merchant and direct merchant acquiring relationships in the Diners Club network. Instead, we rely on network licensees located outside the United States to help us sustain and grow our international business. As a result of a number of factors, including any difficulties in achieving full card acceptance across our networks, network licensees may choose not to renew the license agreements with us when their terms expire. In addition, the increasingly competitive marketplace for cross-border issuance and acceptance of credit cards may result in lower participation fees for the Diners Club network. Many of the merchants in the acceptance network, primarily small and mid-size merchants, may not be contractually committed to the network licensees for any period of time and may cease to participate in the Diners Club network at any time on short notice. If we are unable to continue our relationships with network licensees or if the network licensees are unable to continue their relationships with merchants, our ability to maintain or increase revenues and to remain competitive would be adversely affected. Interruption of these relationships might also have an adverse effect on the acceptance of Discover cards when they are used on the Diners Club network outside of North America.

We depend on the continuous operation of our licensees. If one or more licensees were to experience a significant impairment of their business or were to cease doing business for economic, regulatory or other reasons, we would face the adverse effects of business interruption in a particular market, including loss of volume, acceptance and revenue, and exposure to potential reputational risk. As previously disclosed, we have been working with our European Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. For example, we acquired Diners Club Italy and we provided financial assistance to facilitate the purchase of our Slovenian licensee by a European bank. These transactions resulted in a charge to earnings of approximately $40 million in the second quarter of 2013. Certain other Diners Club licensees continue to face financial difficulties, due in large part to the challenging European credit market. Going forward, we may provide other forms of support, which may include additional loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur additional losses.
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
The success of our student loan strategy depends upon our ability to manage the risks of our student loan portfolio and the student lending environment. If we fail to do so, we may be unable to sustain and grow our student loan portfolio.
In December 2010, we purchased The Student Loan Corporation and, in September 2011, we purchased additional private student loans from Citibank. The acquisitions significantly increased the size of our private student loan portfolio, which has grown from $1.0 billion at November 30, 2010 to $7.3 billion at November 30, 2011 to $7.8 billion at December 31, 2012 and $8.1 billion at December 31, 2013. The long-term success of our student loan strategy depends upon our ability to manage the credit risk, pricing, funding, operations and expenses of a larger student loan portfolio, as well as grow student loan originations. Our student loan strategy is also impacted by external factors such as a poor economic environment, a challenging regulatory environment and a competitive marketplace. The CFPB is currently investigating certain student loan servicing practices of Discover Bank. See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information. Slow economic recovery combined with government and regulatory focus on student lending and competitive factors, such as the need to offer fixed interest rates, may present challenges to managing and growing our private student loan business in the future, and could cause us to restructure our private student loan product in ways that we may not currently anticipate. In addition, changes that adversely affect the private student loan market generally may negatively impact the profitability and growth of our student loan portfolio.
The success of our mortgage business acquisition depends upon our ability to maintain the operations, integrate and manage the risks of this business, and to successfully market, originate and sell mortgage loans. If we are unable to do so, the profitability of our mortgage business would be adversely affected.
In June 2012, we purchased, through our subsidiary Discover Home Loans, substantially all of the operating and related assets of Home Loan Center, a subsidiary of Tree.com, adding a residential mortgage component to our direct banking business. We are now originating residential mortgages for sale in the secondary mortgage markets on a servicing-released basis. As we continue to integrate this new business, we could experience operational interruptions that could damage relationships with customers, vendors and secondary market investors, any or all of which could negatively impact our business and results of operations. Additionally, if we are unable to retain employees, especially those in key management positions, our business and results of operations could be negatively affected.
The long-term success of our mortgage business depends upon our ability to market, originate, fund and sell Discover mortgage loans. Our mortgage loan origination volume will be largely dependent on our ability to offer competitively priced, desirable loan products under the Discover brand and our ability to attract qualified prospective borrowers. Consumers may be hesitant to originate a mortgage with us due to our recent entry into the industry. Our origination volumes also may be affected by certain external factors outside our control, including adverse economic conditions, such as higher long-term interest rates, high unemployment and depressed housing values, which may result in some consumers delaying new home purchases or refinances. We expect refinance mortgage loan volume to continue to comprise a substantial, but decreasing percentage of overall mortgage loan volume for our business in the near term. In 2013, mortgage rates rose sharply, which has led to a significant decrease in refinance activity within the mortgage industry. This puts pressure on our business to continue to develop our purchase mortgage capability to replace some of the lost refinance volume. Historically, direct-to-consumer businesses have been more successful in the refinance business and less successful in the purchase market, and there is a risk that we will not be successful in developing a scalable direct-to-consumer purchase mortgage origination business. An inability to attract customers in the purchase market would lead to fewer loan originations, which would adversely affect our ability to grow the business and would result in reduced earnings.
We use third parties to assist us in attracting prospective mortgage borrowers, and our origination volumes may be affected by their ability to successfully attract such borrowers and provide leads to us. We purchase leads from Tree.com pursuant to an agreement related to the acquisition of the Home Loan Center business, which expires this year. If the volume of leads available for us to purchase from Tree.com were significantly reduced and we could not substitute with purchases from other market providers, our origination volume may be negatively impacted, which would adversely affect our results of operations.
Our success also will depend upon relationships with financial intermediaries, including secondary market purchasers, to which we expect to sell eligible mortgages on a servicing-released basis, and our warehouse lender, which provides funding from the time we fund a customer's mortgage until it is sold to a secondary market purchaser. The secondary mortgage markets, as well as the availability of mortgage financing, have experienced disruptions resulting from reduced investor demand for mortgage loans (including the government-sponsored enterprises, Fannie Mae and Freddie Mac) and mortgage-backed securities and increased investor yield requirements for those loans and securities. Most of the market liquidity in the mortgage industry is provided, either directly or indirectly, by government sponsored entities or government agencies. Any attempts to shift market liquidity to private capital sources could impose risk to the mortgage industry to the extent that changes reduce the capacity of available funding. In addition, our recent entry into the mortgage industry, as well as continued concern about the stability of the housing market and the strength of counterparties generally, could result in fewer opportunities to sell our loans in the secondary market and servicing rights on attractive terms. If we are unable to sell our loans in the secondary market or are unable to sell servicing, we could incur additional credit risk and losses. If we are unable to retain the warehouse facility we use to fund our mortgage originations or if the costs associated therewith become unattractive, funding costs and liquidity could be adversely impacted. Furthermore, when we sell the rights to service loans we originate, we expose ourselves to the risk that borrowers will be dissatisfied with their experience with the servicer and will attribute that dissatisfaction to us.
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
The mortgage industry is under scrutiny from regulatory agencies, legislation regarding the secondary mortgage market is under consideration by Congress, and our mortgage business is subject to examination and supervision by state mortgage regulatory agencies, as well as the CFPB, the Federal Reserve and other federal agencies, as further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments." We may incur substantial cost in preparing for and responding to regulatory examinations and investigations. Failure to comply with applicable laws and regulatory requirements may result in, among other things, suspension or revocation of, or inability to renew, required licenses or registrations, loss of approval status, administrative enforcement actions and fines, refunds or restitution to borrowers, inability to enforce loans we make, loan repurchase or indemnification obligations, private lawsuits, class actions, cease and desist orders, civil and criminal liability, an inability to maintain or enter into new arrangements with secondary mortgage market purchasers or warehouse lenders and reputational risk. Further, the Reform Act and regulatory scrutiny have led to new regulations and regulatory guidance impacting the mortgage industry, and may lead to additional regulations and guidance in the future, which may impact the financial results and prospects for our mortgage business. For example, recent regulatory changes capping points and fees on certain types of mortgages may reduce our origination volume.
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
We may be required to repurchase mortgage loans that have been sold to secondary market purchasers in the event there are breaches of certain representations and warranties contained within the sales agreements, such as improper underwriting, fraud, or other origination defects. We also may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, and the amount of such losses could exceed the repurchase amount of the related loans. In connection with the sale of loans to certain secondary market purchasers, we also expect to refund premiums paid by secondary market purchasers in instances where the borrower prepays the loan within a specified period of time. We would need to find alternative purchasers for, or arrange with a third party to service, any loans that we are unable to sell or are required to repurchase.
Consequently, we are exposed to credit risk, and potentially funding risk, associated with sold loans due to the risk we may be required to repurchase these loans. We establish reserves in our consolidated financial statements for potential losses related to the risk of having to repurchase mortgage loans we have sold. The adequacy of the reserves and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, actual recoveries on the collateral and macroeconomic conditions. Adverse macroeconomic conditions, including high unemployment and depressed housing values, have resulted in missed mortgage payments and foreclosures, negatively impacting the credit performance of mortgages. While the U.S. housing market has experienced some price appreciation in 2013, the increases have been uneven and have not returned to pre-recession levels. A worsening of these conditions would likely exacerbate the adverse effects of these market conditions on the credit performance of mortgages in general. Due to uncertainties relating to these factors, the reserves we establish may not be adequate and losses incurred could adversely affect our financial condition and results of operations.
Credit, Market and Liquidity Risk
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
Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by economic conditions that may be difficult to predict, such as the recent financial crisis. We believe that we are experiencing generally historical lows in our delinquency and charge-off rates and that these rates will be increasing over time. In addition, if economic conditions worsen, these rates may increase more than expected. The full-year net charge-off rate was 1.98% in the 2013 calendar year, down from the full-year net charge-off rate of 2.29% and 3.97% in the 2012 and 2011 fiscal years, respectively. At December 31, 2013 and 2012, and November 30, 2011, $634 million, or 0.96%, $615 million, or 0.98% and $718 million, or 1.25%, respectively, of our loan receivables were non-performing (defined as loans over 90 days delinquent and accruing interest plus loans not accruing interest). We remain subject to conditions in the consumer credit environment. There can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels, or that our allowance for loan losses will be sufficient to cover actual losses.
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
We continue to expand our marketing of our personal, private student loan and home loan products, including the launch of a new home equity loan product in late 2013. Our personal and private student loan portfolios grew to $4.2 billion and $8.1 billion, respectively, at December 31, 2013, compared to $3.3 billion and $7.8 billion, respectively, at December 31, 2012, and $2.6 billion and $7.3 billion, respectively, at November 30, 2011. We have less experience in these areas as compared to our traditional credit card lending business, and there can be no assurance that we will be able to grow these products in accordance with our strategies, manage our credit and other risks associated with these products, or generate sufficient revenue to cover our expenses in these markets. Our failure to manage our credit and other risks may materially adversely affect our profitability and our ability to grow these products, limiting our ability to further diversify our business.
Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially adversely impact our business operations and overall financial condition.
We must effectively manage the liquidity risk to which we are exposed. We require liquidity in order to meet cash requirements such as day-to-day operating expenses, extensions of credit on our consumer loans and required payments of principal and interest on our borrowings. Our primary sources of liquidity and funding are payments on our loan receivables, deposits, and proceeds from securitization transactions and securities offerings. We may maintain too much liquidity, which can be costly and limit financial flexibility, or we may be too illiquid, which could result in financial distress during a liquidity stress event. Our liquidity portfolio had a balance of approximately $11.1 billion as of December 31, 2013, compared to $8.3 billion as of December 31, 2012 and $8.5 billion as of November 30, 2011. Our total contingent liquidity sources as of December 31, 2013 amounted to $32.6 billion (consisting of $11.1 billion in our liquidity portfolio, $14.5 billion in incremental Federal Reserve discount window capacity, and $7.0 billion of undrawn capacity in private securitizations), compared to $25.6 billion at December 31, 2012 and $26.2 billion at November 30, 2011.
In the event that our current sources of liquidity do not satisfy our needs, we would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry, new regulatory restrictions and requirements, and our credit ratings. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the volatility experienced in the capital and credit markets during the financial crisis, may limit our ability to repay or replace maturing liabilities in a timely manner. As such, we may be forced to delay raising funding or be forced to issue or raise funding at undesirable terms and/or costs, which could decrease profitability and significantly reduce financial flexibility. Regulations such as the liquidity coverage ratio (LCR), as part of the Basel III accord, may increase pricing and impact funding availability and are described more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments." Further, in disorderly financial markets or for other reasons, it may be difficult or impossible to liquidate some of our investments to meet our liquidity needs.
While market conditions have stabilized and, in many cases, improved, there can be no assurance that significant disruption and volatility in the financial markets will not occur in the future. For example, recent concerns regarding U.S. debt and budget matters have caused uncertainty in U.S. financial markets. A failure to raise the U.S. debt limit and/or a downgrade of U.S. debt ratings in the future could, in addition to causing economic and financial market disruptions, materially adversely affect the market value of the U.S. government and U.S. agency securities that we hold. Further, a collapse of a financial institution or a downgrade in the debt ratings of another country of systemic importance can have repercussions across the global financial system, negatively impacting the U.S. economy, Discover and Discover's customers. Likewise, adverse developments with respect to financial institutions and other third parties with whom we maintain important financial relationships could negatively impact our funding and liquidity. If we are unable to continue to fund our assets through deposits or access capital markets on favorable terms, or if we experience an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our liquidity, operating results, financial results and condition may be materially adversely affected.
An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.
We obtain deposits from consumers either directly or through affinity relationships and through third-party securities brokerage firms that offer our deposits to their customers. We had $28.4 billion in deposits acquired directly or through affinity relationships and $16.4 billion in deposits originated through securities brokerage firms as of December 31, 2013, compared to $28 billion and $14.1 billion, respectively, as of December 31, 2012 and $26.2 billion and $13.3 billion, respectively, as of November 30, 2011. Competition from other financial services firms that use deposit funding and the rates and services we offer on our deposit products may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability (through funding costs) and our liquidity (through volumes raised). In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors, including factors beyond our control, such as perceptions about our financial strength, quality of deposit servicing or online banking generally, which could reduce the number of consumers choosing to make deposits with us, third parties continuing or entering into affinity relationships with us, or third-party securities brokerage firms offering our deposit products.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiaries. The Federal Deposit Insurance Act (the "FDIA") prohibits insured banks, including our subsidiary Discover Bank, from accepting brokered deposits (as defined in the FDIA) or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is "well-capitalized" or (2) it is "adequately capitalized" and receives a waiver from the FDIC. A bank that is "adequately capitalized" may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC. There are no such restrictions on a bank that is "well-capitalized." As of December 31, 2013, we had brokered deposits (as defined in the FDIA) of $16.4 billion. While Discover Bank met the FDIC's definition of “well-capitalized” as of December 31, 2013, there can be no assurance that it will continue to meet this definition. For a comparison of Discover Bank's capital ratios to the “well-capitalized” capital requirements, see Note 18: Capital Adequacy to our consolidated financial statements. Additionally, our regulators can adjust the requirements to be "well-capitalized" at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits.
If we are unable to securitize our receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
We use the securitization of credit card receivables, which involves the transfer of receivables to a trust and the issuance by the trust of beneficial interests to third-party investors, as a significant source of funding. Our average level of credit card securitized borrowings from third parties was $14.3 billion for the 2013 calendar year and $14.6 billion and $13.5 billion for the 2012 and 2011 fiscal years, respectively. Although the securitization market for credit cards has been re-established since the financial crisis, there can be no assurance that there will not be future disruptions in the market. Our ability to raise funding through the securitization market also depends, in part, on the credit ratings of the securities we issue from our securitization trusts. If we are not able to satisfy rating agency requirements to maintain the ratings of asset-backed securities issued by our trusts, it could limit our ability to access the securitization markets. Additional factors affecting the extent to which we will securitize our credit card receivables in the future include the overall credit quality of our receivables, the costs of securitizing our receivables, and the legal, regulatory, accounting and tax requirements governing securitization transactions. For example, the Basel Committee on Banking Supervision recently proposed changes to the rules for banks’ calculation of credit risk capital requirements for exposures to securitization transactions. The timing and impact of these proposed rules are unclear at this time, but they could impact the pricing and/or volume of our asset-backed securities issuances. A prolonged inability to securitize our credit card receivables, or an increase in the costs of such issuances, may have a material adverse effect on our liquidity, cost of funds and overall financial condition.

The occurrence of events that result in the early amortization of our existing credit card securitization transactions or an inability to delay the accumulation of principal collections in our credit card securitization trusts would materially adversely affect our liquidity.
Our liquidity would be materially adversely affected by the occurrence of events that could result in the early amortization of our existing credit card securitization transactions. Credit card securitizations are normally structured as “revolving transactions” that do not distribute to securitization investors their share of monthly principal payments on the receivables during the revolving period, and instead use those principal payments to fund the purchase of new receivables. The occurrence of “early amortization events” may result in termination of the revolving periods of our securitization transactions, which would require us to repay the affected outstanding securitized borrowings out of principal collections without regard to the original payment schedule. Our average level of credit card securitized borrowings was $14.3 billion for the 2013 calendar year and $14.6 billion and $13.5 billion for the 2012 and 2011 fiscal years, respectively. Early amortization events include, for example, insufficient cash flows in the securitized pool of receivables to meet contractual requirements (i.e. excess spread less than zero) and certain breaches of representations, warranties or covenants in the agreements relating to the securitization. For more information on excess spread, see Note 6: Credit Card and Student Loan Securitization Activities to our consolidated financial statements. An early amortization event would negatively impact our liquidity, and require us to rely on alternative funding sources, which may or may not be available at the time.
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
We must effectively manage the risks of the investments in our liquidity investment portfolio, which is comprised of cash and cash equivalents and high quality, liquid investments. Our liquidity portfolio was $11.1 billion at December 31, 2013. Our investments may be adversely affected by market fluctuations including changes in interest rates, prices, prepayment rates, credit risk premiums and overall market liquidity. Also, investments backed by collateral could be adversely impacted by changes in the value of the underlying collateral. In addition, economic conditions may cause certain of the obligors, counterparties and underlying collateral on our investments to incur losses of their own or default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, thereby increasing our credit risk exposure to these investments. These risks could result in a decrease in the value of our investments, which could negatively impact our financial condition. These risks could also restrict our access to funding. Further, we may choose new investments, which may result in greater fluctuations in market value. While we expect these investments to be readily convertible into cash and do not believe they present a material increase to our risk profile or will have a material impact on our risk-based capital ratios, they are subject to certain market fluctuations that may reduce the ability to fully convert them into cash.
Changes in the level of interest rates could materially adversely affect our earnings.
Changes in interest rates cause our net interest income and our interest expense to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. External factors such as tapering of the Federal Reserve Stimulus program may cause interest rates to increase. The inability of the Federal Reserve to adjust monetary policy in a timely manner after a prolonged period of injecting liquidity into the economy could result in a steep increase in domestic inflation and a resulting need to rapidly increase interest rates. Tighter Federal Reserve monetary policy and rising interest rates would increase the cost of borrowing for consumers, businesses and governments. Higher interest rates could negatively impact Discover’s customers as total debt service payments would increase, impede Discover’s ability to grow its consumer lending businesses, and increase cost of funding, which would put Discover at a disadvantage as compared to competitors that have less expensive sources of funding.
Some of our consumer loan receivables bear interest at a fixed rate or do not earn interest, and we are not able to increase the rate on those loans to mitigate any higher cost of funds, which could materially reduce earnings. At the same time, our variable rate loan receivables, which are based on the prime market benchmark rate, may not change at the same rate as our floating rate borrowings or may be subject to a cap, subjecting us to basis risk. The majority of our floating rate borrowings and interest rate derivatives are generally based on the one-month LIBOR rate. If the one-month LIBOR rate were to increase without a corresponding increase in the prime rate, our earnings would be negatively impacted. In addition to asset securitizations, we also utilize deposits as a significant source of funds. The majority of our existing certificates of deposit bear interest at fixed rates that do not fluctuate with market benchmarks, and we use derivative instruments to hedge the fixed rates associated with some of these certificates of deposit. However, new deposit issuances are subject to fluctuations in interest rates. Certificates of deposit we issue directly to consumers are subject to early withdrawal penalties, which may not mitigate early withdrawal behavior in a rising interest rate environment.
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
We continually monitor interest rates and have a number of tools including composition of investments, liability terms and interest rate derivatives to manage our interest rate risk exposure. Changes in market assumptions regarding future interest rates could significantly impact our interest rate risk strategy, our financial position and results of operations. If our methods are not appropriately monitored or executed, these activities may not effectively mitigate our interest rate sensitivity or have the desired impact on our results of operations or financial condition. For information related to interest rate risk sensitivities, see "Quantitative and Qualitative Disclosures About Market Risk."
We may be limited in our ability to pay dividends on and repurchase our stock.
In the 2013 calendar year, we increased our quarterly common stock dividend to $0.20 per share and repurchased approximately 5% of our outstanding common stock under our share repurchase program. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our board of directors. The amount and size of any future dividends and share repurchases will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory approval and other factors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period, no dividend may be declared or paid or set aside for payment on our common stock. Banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases. For example, our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our stock, is subject to the Federal Reserve's review and non-objection of our annual capital plan. In certain circumstances, we will not be able to make a capital distribution unless the Federal Reserve has approved such distribution. Further, current or future regulatory initiatives may require us to hold more capital in the future. There can be no assurance that we will declare and pay any dividends on our common stock or our preferred stock or repurchase any shares of our stock in the future.

We are a holding company and depend on payments from our subsidiaries.
Discover Financial Services, our parent holding company, depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments, share repurchases, payments on its obligations, including debt obligations, and to provide funding and capital as needed to its operating subsidiaries. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, some of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations. Furthermore, as a bank holding company, we may become subject to a prohibition or to limitations on our ability to pay dividends or repurchase our stock as described above. The Federal Reserve and the FDIC have the authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including us and our bank subsidiaries. For more information, see "Business — Supervision and Regulation — Capital, Dividends and Share Repurchases."
Operational and Other Risk
Our framework and models for managing risks may not be effective in mitigating our risk of loss.
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
Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework and models do not effectively identify or mitigate our risks, we could suffer unexpected losses and our financial condition and results of operations could be materially adversely affected.
If our security systems, or those of third parties, containing information about us, our customers or third parties with which we do business, are compromised, we may be subject to liability and damage to our reputation.
Our direct banking and network operations rely heavily on the secure processing, storage and transmission of confidential information about us, our customers and third parties with which we do business. Information security risks for financial institutions have increased and are continuing to increase, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, activists, hackers and other external parties. Our technologies, systems, networks and software, and those of other financial institutions, have been and are likely to continue to be the target of cyber attacks, malicious code, computer viruses, denial of service attacks, social engineering and physical attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Despite our efforts to ensure the integrity of our systems through our information security and business continuity programs, we may not be able to anticipate or to implement effective preventive measures against all security breaches or events of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources. As we rely on many third-party service providers and network participants, a security breach or cyber attack affecting one of these third parties could impact us through no fault of our own. Further, to access our products and services, our customers may use computers and mobile devices that are beyond our security control systems.
We are subject to increasingly more risk related to security systems as we increase acceptance of the Discover card internationally, expand our suite of online direct banking products, enhance our mobile payment technologies, acquire new or outsource some of our business operations, and expand our internal usage of web-based products and applications. If our security systems or those of third parties are penetrated or circumvented such that the confidentiality, integrity and availability of information about us, our customers, transactions processed on our networks or third parties with which we do business is compromised, we could be subject to significant liability that may not be covered by insurance, including significant legal and financial exposure, actions by our regulators, damage to our reputation, or a loss of confidence in the security of our systems, products and services that could materially adversely affect our business.

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
Discover card transaction volume was concentrated among our top 100 merchants in 2013, with our largest merchant accounting for approximately 8% of that transaction volume. Transaction volume on the PULSE network was also concentrated among the top 100 merchants in 2013, with our largest merchant accounting for approximately 17% of PULSE transaction volume. These merchants could seek to negotiate better pricing or other financial incentives by continuing to participate in the Discover Network and/or PULSE network only on the condition that we change the terms of their economic participation. Loss of acceptance at our largest merchants would decrease transaction volume, negatively impact our brand, and could cause customer attrition. At the same time, we are subject to pricing pressure from network partners, who generally have a greater ability than merchants to negotiate higher interchange fees. In addition, some of our merchants, primarily our remaining small and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.
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
Merchant acceptance and fees are critical to the success of both our card issuing and payment processing businesses. Merchants are concerned with the fees charged by credit card and debit card networks. They seek to negotiate better pricing or other financial incentives as a condition to continued participation in the Discover Network and PULSE network. During the past few years, merchants and their trade groups have filed numerous lawsuits against Visa, MasterCard, American Express and their card-issuing banks, claiming that their practices toward merchants, including issuer fees, violate federal antitrust laws. There can be no assurance that they will not in the future bring legal proceedings against other credit card and debit card issuers and networks, including us. Merchants also may promote forms of payment with lower fees, such as ACH-based payments, or seek to impose surcharges at the point of sale for use of credit or debit cards. Merchant groups have also promoted federal and state legislation that would restrict issuer practices or enhance the ability of merchants, individually or collectively, to negotiate more favorable fees. The heightened focus by merchants on the fees charged by credit card and debit card networks, together with the Reform Act and recent U.S. Department of Justice settlements with Visa and MasterCard, which would allow merchants to encourage customers to use other payment methods or cards and may increase merchant surcharging, could lead to reduced transactions on, or merchant acceptance of, Discover Network or PULSE network cards or reduced fees, any of which could adversely affect our business, financial condition and results of operations.

Political, economic or other instability in a country or geographic region, or other unforeseen or catastrophic events, could adversely affect our international business activities and reduce our revenue.
Natural disasters or other catastrophic events, including terrorist attacks, may have a negative effect on our business and infrastructure, including our information technology systems. Our Diners Club network, concentrated on primarily serving the global travel industry, could be adversely affected by international conditions that may result in a decline in consumer or business travel activity. Armed conflict, public health emergencies, natural disasters or terrorism may have a significant negative effect on travel activity and related revenue. Although a regionalized event or condition may primarily affect one of our network participants, it may also affect our overall network and card activity and our resulting revenue. Overall network and card transaction activity may decline as a result of concerns about safety or disease or may be limited because of economic conditions that result in spending on travel to decline. The impact of such events and other catastrophes on the overall economy may also adversely affect our financial condition or results of operations.
Fraudulent activity associated with our products or our networks could cause our brands to suffer reputational damage, the use of our products to decrease and our fraud losses to be materially adversely affected.
We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. Our fraud losses have been increasing and we incurred losses of $110 million, $93 million and $72 million for the calendar year ended December 31, 2013 and the fiscal years ended November 30, 2012 and 2011, respectively. Credit and debit card fraud, identity theft and related crimes are prevalent and perpetrators are growing ever more sophisticated. Our resources and fraud prevention tools may be insufficient to accurately predict and prevent fraud. The risk of fraud continues to increase for the financial services industry in general. Additionally, our risk of fraud continues to increase as acceptance of the Discover card grows internationally and we expand our direct banking business. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as mandatory card reissuance) and reputational and financial damage to our brands, which could negatively impact the use of our cards and networks and thereby have a material adverse effect on our business. Further, fraudulent activity may result in lower license fee revenue from our Diners Club licensees.
The financial services and payment services industries are rapidly evolving, and we may be unsuccessful in introducing new products or services on a large scale in response to these changes.
The financial services and payment services industries experience constant and significant technological changes, such as continuing development of technologies in the areas of smart cards, radio frequency and proximity payment devices, electronic commerce and mobile commerce, among others. The effect of technological changes on our business is unpredictable. We depend, in part, on third parties for the development of and access to new technologies. We expect that new services and technologies relating to the payments business will continue to appear in the market, and these new services and technologies may be superior to, or render obsolete, the technologies that we currently use in our products and services. Rapidly-evolving technologies and new entrants in mobile and emerging payments pose a risk to Discover both as a card issuer and to the payments business. As a result, our future success may be dependent on our ability to identify and adapt to technological changes and evolving industry standards and to provide payment solutions for our customers, merchants and financial institution customers.
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
Our ability to deliver services to our customers and run our business in compliance with applicable laws and regulations may be affected by the functionality of our technology systems. The implementation of technology changes and upgrades to maintain current and integrated systems may result in compliance issues and may, at least temporarily, cause disruptions to our business, including, but not limited to, systems interruptions, transaction processing errors and system conversion delays, all of which could have a negative impact on us. In addition, our transaction processing systems and other operational systems may encounter service interruptions at any time due to system or software failure, natural disaster or other reasons. Such services could be disrupted at any of our primary or back-up facilities or our other owned or leased facilities. Third parties to whom we outsource the maintenance and development of certain technological functionality may experience errors or disruptions that could adversely impact us and over which we may have limited control. In addition, there is no assurance that we will be able to sustain our investment in new technology to avoid obsolescence of critical systems and applications. A failure to maintain current technology, systems and facilities or to control third-party risk, could cause disruptions in the operation of our business, which could materially adversely affect our transaction volumes, revenues, reputation and/or our results of operations.
Merchant defaults may adversely affect our business, financial condition, cash flows and results of operations.
As an issuer and merchant acquirer in the United States on the Discover Network, and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer's favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. For the calendar year ended December 31, 2013 and the fiscal years ended November 30, 2012 and 2011 losses related to merchant chargebacks were not material.
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
Recently, financial services companies have been experiencing increased reputational risk as consumers protest and regulators scrutinize practices of such companies to maintain or increase business and revenues. Maintaining a positive reputation is critical to our attracting and retaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, and the activities of customers, business partners and counterparties. Social media can also cause harm to our reputation. By its very nature, social media can reach a wide audience in a very short amount of time, which makes it difficult to control the message. Negative or ‘wrong’ type of publicity generated through unexpected social media coverage can damage Discover’s reputation and brand. Negative publicity regarding us, whether or not true, may result in customer attrition and other harm to our business prospects.
We may be unsuccessful in promoting and protecting our brands or protecting our other intellectual property, or third parties may allege that we are infringing their intellectual property rights.
The Discover, PULSE and Diners Club brands have substantial economic and goodwill value. Our success is dependent on our ability to promote and protect these brands and our other intellectual property. Our ability to attract and retain customers is highly dependent upon the external perception of our company and brands. Our brands are licensed for use to business partners and network participants, some of whom have contractual obligations to promote and develop our brands. For example, the Discover card brand is now being issued by certain Diners Club licensees in their local markets. If our business partners do not adhere to contractual standards, engage in improper business practices, or otherwise misappropriate, use or diminish the value of our brands or our other intellectual property, we may suffer reputational and financial damage. If we will not be able to adequately protect ourselves, our overall business success may be adversely affected. In addition, third parties may allege that our marketing, processes or systems may infringe their intellectual property rights. Given the potential risks and uncertainties of such claims, our business could be adversely affected by having to pay significant monetary damages or licensing fees, and we may have to alter our business practices.
Acquisitions or strategic investments that we pursue may not be successful and could disrupt our business, harm our financial condition or reduce our earnings.
In the past three years, Discover has been expanding its business beyond credit cards both organically and through acquisitions. We may consider or undertake additional strategic acquisitions of, or material investments in, businesses, products, portfolios of loans or technologies in the future. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete the transactions on terms that are favorable to us. We generally must receive federal regulatory approvals before we can acquire a bank, bank holding company, deposits or certain assets or businesses. For additional information regarding bank regulatory limitations on acquisitions and investments, see "Business — Supervision and Regulation — Acquisitions and Investments." To the extent we pay the purchase price of any acquisition or investment in cash, it may have an adverse effect on our financial condition; similarly, if the purchase price is paid with our stock, it may be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment or settlement of those liabilities may have an adverse effect on our financial condition.
We may not be able to successfully integrate the personnel, operations, businesses, products, or technologies of an acquisition or investment. Integration may be particularly challenging if we enter into a line of business in which we have limited experience and the business operates in a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business. The integration of any acquisition or investment may divert management's time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Acquisitions and investments also may not perform to our expectations for various reasons, including the loss of key personnel, customers or vendors. If we fail to integrate acquisitions or investments or realize the expected benefits, we may lose the return on these acquisitions or investments or incur additional transaction costs, and our business, reputation and financial condition may be harmed as a result.

Laws, regulations, and supervisory guidance and practices, or the application thereof, may adversely affect our business, financial condition and results of operations.
We must comply with an array of banking and consumer lending laws and regulations in all of the jurisdictions in which we operate. As a bank holding company, we are subject to oversight, regulation and examination by the Federal Reserve, including scrutiny of our risk management program; business strategy, earnings, capital and cash flow; anti-money laundering program; and examination of our non-bank businesses, including Discover Network, PULSE and Diners Club, and their relationships with our banking subsidiaries. Our banking subsidiaries are subject to regulation and regular examinations by the FDIC, the Delaware Commissioner and the CFPB. To the extent that states enact requirements that differ from federal standards or state officials and courts adopt interpretations of federal consumer laws that differ from those adopted by the CFPB, we may face increased inquiries and enforcement actions from state attorney general offices. In addition, we are subject to regulation by the Federal Trade Commission, state banking regulators and the U.S. Department of Justice, as well as the SEC and New York Stock Exchange in our capacity as a public company.
From time to time, these regulations and regulatory agencies have required us to alter certain of our operating practices, and may require us to do the same in the future. Our ability to execute our business strategies through acquisitions or the introduction of new products or pricing may be impaired or delayed as a result of regulatory review or failure to obtain required regulatory approvals. Various federal and state regulators have broad discretion to impose restrictions and requirements on our company, subsidiaries and operations, including restrictions on capital actions such as increasing dividends. U.S. federal laws, such as the CARD Act, and state consumer protection laws and rules, limit the manner and terms on which we may offer and extend credit. We have had class action lawsuits filed against us alleging that we have violated various federal and state laws, such as the Truth in Lending Act and the Telephone Consumer Protection Act. We are subject to capital, funding and liquidity requirements prescribed by statutes, regulations and orders, including initiatives that will require us to hold higher levels of capital to support our businesses. We also are subject to the requirements of accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our independent registered public accounting firm), who may add new requirements or change their interpretations on how standards should be applied, such as the proposed accounting standards related to calculation of loan loss reserves, potentially materially impacting how we record and report our financial condition and results of operations. Discover Bank also is subject to FDIC increases in deposit insurance assessments or additional special assessments, which could adversely affect our results of operations and financial condition. The Reform Act has removed the statutory cap for the reserve ratio, leaving the FDIC free to set a cap in the future.
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
Failure to comply with laws and regulations could lead to adverse consequences such as financial, structural, reputational and operational penalties, including receivership, litigation exposure and fines (as described further below). Failure to comply with anti-corruption and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. Legislative and regulatory changes could impact the profitability of our business activities, require us to limit or change our business practices or our product offerings, and expose us to additional costs (including increased compliance costs). Significant changes in laws and regulations may have a more adverse effect on our results of operations than on the results of our larger, more diversified competitors. For additional recent legislative and regulatory developments that may affect our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments."

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
Regulation of privacy, data use and security may cause an increase in the costs to issue payment cards and/or may decrease the number of our cards that we or third parties issue. New regulations in these areas also may increase our costs to comply with such regulations, which could negatively impact our earnings. In addition, failure to comply with the privacy and data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.
In 2013, and at the beginning of 2014, various reports were issued by several major retailers with respect to unauthorized access to payment card and other data of millions of customers. As a result, members of Congress and state legislators have expressed an interest in investigating the incident and possibly enacting legislation to address future data security breaches. These recent developments could result in the imposition of requirements on Discover or other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. It is too early to know the final form any such legislation would take, if any such legislation will become law, or the impact such law would have on Discover.
Litigation and regulatory actions could subject us to significant fines, penalties and/or requirements resulting in increased expenses.
Businesses in the credit card industry have historically been subject to significant legal actions, including class action lawsuits and commercial, shareholder and patent litigation. Many of these actions have included claims for substantial compensatory, statutory or punitive damages. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to consumer class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers, and may cause us, to discontinue their use. There have been bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses. Also, the Reform Act authorized the CFPB to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. A preliminary report on arbitration agreements issued by the CFPB expressed concerns about these agreements that may signal the agency is contemplating taking such steps. Further, we are involved in pending legal actions challenging our arbitration clause. In addition, we have been and may again be involved in various actions or proceedings brought by governmental regulatory agencies, which could harm our reputation, require us to limit our business activities and product offerings, or subject us to significant fines, penalties, customer restitution or other requirements, resulting in increased expenses. See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information.
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

•
the impact of current, pending and future legislation, regulation, supervisory guidance, and regulatory and legal actions, including, but not limited to, those related to financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity;

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
We have ten principal properties located in nine states in the United States. As of January 31, 2014, we owned four principal properties, which included our corporate headquarters, two call centers and a processing center, and we leased six principal properties, which included two call centers, our PULSE headquarters, two Discover Home Loans offices and a Student Loan Corporation office. The call centers, processing center and Student Loan Corporation offices largely support our Direct Banking segment; the PULSE headquarters is used by our Payment Services segment; the Discover Home Loans offices support our mortgage business; and our corporate headquarters is used by both our Direct Banking and Payment Services segments. Each of our call centers and our processing center are operating at and being utilized to a reasonable capacity. We believe our principal facilities are both suitable and adequate to meet our current and projected needs. We also have ten leased offices, seven of which are located outside the United States, that are used to support our Diners Club operations, and one leased office that supports our Direct Banking segment.

Item 3.	Legal Proceedings
For a description of legal proceedings, see Note 20: Litigation and Regulatory Matters to our consolidated financial statements.

Item 4.	Mine Safety Disclosures
None.

Part II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Prices and Dividends
Our common stock is traded on the New York Stock Exchange ("NYSE") (ticker symbol DFS). The approximate number of record holders of our common stock as of February 14, 2014 was 63,899.
The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by the NYSE and the cash dividends we declared per share of our common stock during the quarter and one month indicated:

	Stock Price		Cash Dividends Declared
	High	Low
Quarter Ended:
February 29, 2012	$30.69	$22.84	$0.10
May 31, 2012	$34.75	$29.62	$0.10
August 31, 2012	$39.23	$30.48	$0.10
November 30, 2012	$41.87	$37.00	$0.10

One Month Ended:
December 31, 2012	$42.08	$37.36	$0.14

Quarter Ended:
March 31, 2013	$45.38	$37.24	—
June 30, 2013	$49.71	$42.12	$0.20
September 30, 2013	$53.36	$46.93	$0.20
December 31, 2013	$56.20	$48.40	$0.20

In the one month ended December 31, 2012, we increased our common stock dividend from $0.10 per share to $0.14 per share. In the second quarter of 2013, we increased our quarterly common stock dividend from $0.14 per share to $0.20 per share and maintained a $0.20 per share dividend for each of the third and fourth quarters of 2013. Although we expect to continue our policy of paying regular cash dividends, we cannot assure that we will do so in the future. For more information, including conditions and limits on our ability to pay dividends, see "Business — Supervision and Regulation — Capital, Dividends and Share Repurchases," "Risk Factors — We may be limited in our ability to pay dividends on and repurchase our stock" and "— We are a holding company and depend on payments from our subsidiaries," "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital" and Note 18: Capital Adequacy to our consolidated financial statements.

Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs(1)
October 1 - 31, 2013
Repurchase program(1)	2,459,378	$51.17	2,459,378	$1,551,442,150
Employee transactions(2)	1,423	$50.93	N/A	N/A
November 1 - 30, 2013
Repurchase program(1)	2,050,225	$52.04	2,050,225	$1,444,743,151
Employee transactions(2)	2,890	$50.77	N/A	N/A
December 1 - 31, 2013
Repurchase program(1)	2,108,112	$53.22	2,108,112	$1,332,543,673
Employee transactions(2)	82	$57.20	N/A	N/A

Total
Repurchase program(1)	6,617,715	$52.09	6,617,715	$1,332,543,673
Employee transactions(2)	4,395	$50.94	N/A	N/A

(1)
On March 14, 2013, our board of directors approved a share repurchase program authorizing the repurchase of up to $2.4 billion of our outstanding shares of common stock. This program expires on March 31, 2015 and may be terminated at any time.

(2)
Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Stock Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from November 30, 2008 through December 31, 2013. The graph assumes an initial investment of $100 on November 30, 2008. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

Discover Financial Services
S&P 500 Index
S&P 500 Financials Index
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
November 30, 2008
November 30, 2009
November 30, 2010
November 30, 2011
November 30, 2012
December 31, 2012 (1)
December 31, 2013

	Discover Financial Services	S&P 500 Index	S&P 500 Financials Index
November 30, 2008	$100.00	$100.00	$100.00
November 30, 2009	$152.02	$122.25	$115.93
November 30, 2010	$180.10	$131.72	$114.23
November 30, 2011	$235.27	$139.13	$101.48
November 30, 2012	$414.98	$158.01	$124.51
December 31, 2012(1)	$383.87	$159.13	$130.18
December 31, 2013	$562.15	$206.23	$173.41

(1)	In 2013, the Company changed fiscal years creating a one month transition period in December 2012.

Item 6.	Selected Financial Data
The following table presents our selected financial data and operating statistics. The statement of income data for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012 and the statement of financial condition data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The statement of financial condition data as of November 30, 2012, 2011, 2010 and 2009, and the statement of income data for the fiscal years ended November 30, 2010 and 2009 have been derived from audited consolidated financial statements not included elsewhere in this annual report on Form 10-K.
Selected financial data shown below for fiscal year ended November 30, 2009 has not been retrospectively adjusted to reflect a change in accounting principle as a result of the consolidation of the securitization trusts and therefore continues to reflect the accounting standards that were applicable during that historical period.

Discover Financial Services
Selected Financial Data

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,				For the One Month Ended December 31, 2012
		2012	2011	2010	2009(1)
	(dollars in millions, except per share amounts)
Statement of Income Data:
Interest income	$7,064	$6,703	$6,345	$6,146	$3,145	$595
Interest expense	1,146	1,331	1,485	1,583	1,251	103
Net interest income	5,918	5,372	4,860	4,563	1,894	492
Other income(2)	2,306	2,281	2,205	2,095	4,840	200
Revenue net of interest expense	8,224	7,653	7,065	6,658	6,734	692
Provision for loan losses	1,086	848	1,013	3,207	2,362	178
Other expense	3,194	3,052	2,541	2,182	2,251	240
Income before income tax expense	3,944	3,753	3,511	1,269	2,121	274
Income tax expense	1,474	1,408	1,284	504	845	104
Net income(2)	$2,470	$2,345	$2,227	$765	$1,276	$170

Net income allocated to common stockholders	$2,414	$2,318	$2,202	$668	$1,207	$168

Statement of Financial Condition Data (as of):
Loan receivables(3)	$65,771	$61,017	$57,670	$49,181	$23,625	$62,598
Total assets	$79,340	$75,283	$69,117	$61,130	$46,021	$73,491
Total stockholders' equity	$10,809	$9,778	$8,242	$6,457	$8,436	$9,873
Allowance for loan losses	$1,648	$1,725	$2,205	$3,304	$1,759	$1,788
Long-term borrowings	$20,474	$19,729	$18,287	$17,706	$2,428	$17,666
Per Share of Common Stock:
Basic EPS from continuing operations	$4.97	$4.47	$4.06	$1.23	$2.39	$0.34
Diluted EPS from continuing operations	$4.96	$4.46	$4.06	$1.22	$2.38	$0.34
Weighted average shares outstanding (000's)	485,492	518,428	541,813	544,058	504,540	497,881
Weighted average shares outstanding (fully diluted) (000's)	486,861	519,620	542,626	548,760	507,907	498,994
Dividends declared per share of common stock	$0.60	$0.40	$0.20	$0.08	$0.12	$0.14
Common stock dividend payout ratio	12.07%	8.95%	4.92%	6.52%	5.02%	41.48%
Ratios:
Return on average total equity	24%	26%	30%	12%	17%	21%
Return on average assets	3%	3%	3%	1%	3%	1%
Average stockholders' equity to average total assets	14%	13%	12%	11%	18%	11%

(1)	Amounts as of and for the fiscal year ended November 30, 2009 do not include securitized loans, as these loans were consolidated upon a change in accounting principal on December 1, 2009.

(2)
The fiscal year ended November 30, 2009 includes $1.9 billion pretax ($1.2 billion after tax) of income related to the Visa and MasterCard antitrust litigation settlement, which is included in our Direct Banking segment. Additionally, the fiscal year ended November 30, 2009 includes $1.9 billion securitization income on a pre-FASB Statement No. 166 "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140" and pre-FASB Statement No. 167 "Amendments to FASB Interpretation No. 46(R)" basis.

(3)
In 2011 we acquired $3.1 billion of student loan receivables acquired with the SLC acquisition in December 2010 and $2.4 billion of student loan receivables acquired from Citibank, N.A. in September 2011.

The loan receivables information shown below is provided on both a GAAP basis and a "non-GAAP as-adjusted" basis for fiscal year 2009. The non-GAAP as-adjusted basis assumes that the trusts used in our securitization activities were consolidated into our financial results. For an explanation as to why management believes that the non-GAAP as-adjusted numbers are useful to investors and for a reconciliation of these numbers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Reconciliations of GAAP to Non-GAAP As-Adjusted Data."

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,				For the One Month Ended December 31, 2012
		2012	2011	2010	2009(1)
	(dollars in millions)
Selected Statistics:
Total Loan Receivables
GAAP information:
Loan receivables	$65,771	$61,017	$57,670	$49,181	$23,625	$62,598
Average loan receivables	$61,820	$58,043	$53,260	$50,203	$26,553	$61,877
Interest yield	11.28%	11.38%	11.78%	12.13%	11.31%	11.21%
Net principal charge-off rate	1.98%	2.29%	3.97%	7.53%	7.45%	2.19%
Delinquency rate (over 30 days)	1.64%	1.75%	2.29%	3.87%	4.92%	1.69%
Delinquency rate (over 90 days)	0.77%	0.83%	1.14%	2.02%	2.58%	0.82%
Non-GAAP as-adjusted information:
Loan receivables - Non-GAAP as-adjusted	N/A	N/A	N/A	N/A	$50,854	N/A
Average loan receivables - Non-GAAP as-adjusted	N/A	N/A	N/A	N/A	$51,130	N/A
Interest yield - Non-GAAP as adjusted	N/A	N/A	N/A	N/A	12.40%	N/A
Net principal charge-off rate - Non-GAAP as-adjusted	N/A	N/A	N/A	N/A	7.77%	N/A
Delinquency rate (over 30 days) - Non-GAAP as-adjusted	N/A	N/A	N/A	N/A	5.31%	N/A
Delinquency rate (over 90 days) - Non-GAAP as-adjusted	N/A	N/A	N/A	N/A	2.78%	N/A
Total Credit Card Loan Receivables
GAAP information
Credit card loan receivables	$53,150	$49,642	$46,972	$45,502	$20,230	$51,135
Average credit card loan receivables	$49,816	$47,301	$45,522	$45,911	$24,267	$50,494
Interest yield	12.00%	12.16%	12.42%	12.71%	11.69%	11.92%
Net principal charge-off rate	2.21%	2.62%	4.47%	8.02%	7.87%	2.47%
Delinquency rate (over 30 days)	1.72%	1.86%	2.38%	4.02%	5.52%	1.79%
Delinquency rate (over 90 days)	0.84%	0.91%	1.19%	2.11%	2.92%	0.90%
Non-GAAP as-adjusted information:
Credit card loan receivables - Non-GAAP as-adjusted	N/A	N/A	N/A	N/A	$47,459	N/A
Average credit card loan receivables - Non-GAAP as-adjusted	N/A	N/A	N/A	N/A	$48,844	N/A
Interest yield - Non-GAAP as-adjusted	N/A	N/A	N/A	N/A	12.63%	N/A
Net principal charge-off rate - Non-GAAP as-adjusted	N/A	N/A	N/A	N/A	8.00%	N/A
Delinquency rate (over 30 days) - Non-GAAP as-adjusted	N/A	N/A	N/A	N/A	5.60%	N/A
Delinquency rate (over 90 days) - Non-GAAP as-adjusted	N/A	N/A	N/A	N/A	2.94%	N/A
Personal loans
GAAP information
Personal loan receivables	$4,191	$3,272	$2,648	$1,878	$1,394	$3,296
Average personal loan receivables	$3,706	$2,944	$2,228	$1,593	$1,224	$3,290
Interest yield	12.52%	12.35%	11.94%	11.41%	11.38%	12.43%
Net principal charge-off rate	2.13%	2.33%	3.02%	5.72%	5.53%	2.52%
Delinquency rate (over 30 days)	0.70%	0.76%	0.87%	1.57%	2.17%	0.77%
Delinquency rate (over 90 days)	0.21%	0.23%	0.28%	0.57%	0.71%	0.23%
Private Student Loans (excluding PCI)
GAAP information
Private student loan receivables	$3,969	$3,000	$2,069	$999	$580	$3,072
Average private student loan receivables	$3,561	$2,557	$1,637	$827	$364	$3,021
Interest yield	7.07%	7.20%	7.04%	5.75%	4.73%	7.22%
Net principal charge-off rate	1.30%	0.73%	0.48%	0.33%	0.05%	0.81%
Delinquency rate (over 30 days)	1.66%	1.07%	0.63%	0.50%	0.13%	1.22%
Delinquency rate (over 90 days)	0.46%	0.27%	0.14%	0.14%	0.03%	0.29%

(1)
Amounts under "GAAP information" as of and for the fiscal year ended November 30, 2009 do not include securitized loans, as these loans were consolidated upon a change in accounting principal on December 1, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” which immediately follows “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2013 and 2012 and for calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012.
Introduction and Overview
Discover Financial Services is a direct banking and payment services company. Through our Discover Bank subsidiary, we offer our customers credit card loans, private student loans, personal loans, home equity loans and deposit products. Through our Discover Home Loans, Inc. subsidiary, we offer our customers home loans. Through our DFS Services LLC subsidiary and its subsidiaries, we operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network is a payment card transaction processing network for Discover-branded credit cards and credit, debit and prepaid cards issued by third parties, which we refer to as network partners. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services.
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
Change in Fiscal Year
On December 3, 2012, our board of directors approved a change in our fiscal year end from November 30 to December 31 of each year. This fiscal year change was effective January 1, 2013. As a result of the change, we had a one month transition period in December 2012. The audited results for the one month ended December 31, 2012 and the unaudited results for the one month ended December 31, 2011 are included in this report.
Change in Accounting Principle Related to Off-Balance Sheet Securitizations
Beginning with the first quarter of 2010, we have included the trusts used in our securitization activities in our consolidated financial results in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 ("Statement No. 166") (codified under the FASB Accounting Standards Codification ("ASC") Topic 860, Transfers and Servicing) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretations No. 46(R) ("Statement No. 167") (codified under ASC Topic 810, Consolidation), which were effective for us on December 1, 2009, the beginning of our 2010 fiscal year.
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
Reconciliations of GAAP to Non-GAAP As-Adjusted Data
To enable the reader to better understand our financial information by reflecting period-over-period data on a consistent basis, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report presents our financial information as of December 31, 2013 and 2012 and for calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012. Where necessary, we have also provided certain information as of and for the fiscal year ended November 30, 2009 on a non-GAAP as-adjusted basis. Management believes the non-GAAP as-adjusted financial information is useful to investors as it aligns with the financial information used in management’s decision-making process and in evaluating the business.
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

Loan Receivables Data and Reconciliation
(dollars in millions)

As of and for the Fiscal Year Ended November 30, 2009

Total Loan Receivables
Loan portfolio
GAAP	$23,625
Adjustments for Statement No. 167	27,229
Non-GAAP As-Adjusted	$50,854

Loan receivables
GAAP	$23,625
Adjustments for Statement No. 167	27,229
Non-GAAP As-Adjusted	$50,854

Allowance for loan losses (beginning of period)
GAAP	$1,375
Adjustments for Statement No. 167	1,379
Non-GAAP As-Adjusted	$2,754

Provision for loan losses
GAAP	$2,362
Adjustments for Statement No. 167	2,761
Non-GAAP As-Adjusted	$5,123

Charge-offs
GAAP	$(2,166)
Adjustments for Statement No. 167	(2,208)
Non-GAAP As-Adjusted	$(4,374)

Recoveries
GAAP	$187
Adjustments for Statement No. 167	212
Non-GAAP As-Adjusted	$399

Net charge-offs
GAAP	$(1,979)
Adjustments for Statement No. 167	(1,996)
Non-GAAP As-Adjusted	$(3,975)

Allowance for loan losses (end of period)
GAAP	$1,758
Adjustments for Statement No. 167	2,144
Non-GAAP As-Adjusted	$3,902

Net charge-offs %
GAAP	7.45%
Adjustments for Statement No. 167	0.32
Non-GAAP As-Adjusted	7.77%

As of and for the Fiscal Year Ended November 30, 2009

Total Loan Receivables (continued)
Loans not accruing interest
GAAP	$190
Adjustments for Statement No. 167	248
Non-GAAP As-Adjusted	$438

Delinquency rate (Over 30 Days)
GAAP	4.92%
Adjustments for Statement No. 167	0.39
Non-GAAP As-Adjusted	5.31%

Delinquency rate (Over 90 Days)
GAAP	2.58%
Adjustments for Statement No. 167	0.20
Non-GAAP As-Adjusted	2.78%

Delinquency rate (Loans not accruing interest)
GAAP	0.80%
Adjustments for Statement No. 167	0.06
Non-GAAP As-Adjusted	0.86%

Discover Card

Total Discover Card Loans
GAAP	$19,826
Adjustments for Statement No. 167	27,229
Non-GAAP As-Adjusted	$47,055

Total Credit Card Loans
Loan receivables
GAAP	$20,230
Adjustments for Statement No. 167	27,229
Non-GAAP As-Adjusted	$47,459

As of and for the Fiscal Year Ended November 30, 2009

Total Credit Card Loans (continued)
Allowance for loan losses (beginning of period)
GAAP	$1,318
Adjustments for Statement No. 167	1,379
Non-GAAP As-Adjusted	$2,697

Charge-offs
GAAP	$(2,097)
Adjustments for Statement No. 167	(2,207)
Non-GAAP As-Adjusted	$(4,304)

Recoveries
GAAP	$186
Adjustments for Statement No. 167	212
Non-GAAP As-Adjusted	$398

Net charge-offs
GAAP	$(1,911)
Adjustments for Statement No. 167	(1,995)
Non-GAAP As-Adjusted	$(3,906)

Allowance for loan losses (end of period)
GAAP	$1,647
Adjustments for Statement No. 167	2,145
Non-GAAP As-Adjusted	$3,792

Net charge-offs %
GAAP	7.87%
Adjustments for Statement No. 167	0.13
Non-GAAP As-Adjusted	8.00%

Delinquencies (over 30 Days)
GAAP	$1,117
Adjustments for Statement No. 167	1,540
Non-GAAP As-Adjusted	$2,657

Delinquencies (over 90 Days)
GAAP	$699
Adjustments for Statement No. 167	694
Non-GAAP As-Adjusted	$1,393

Delinquency Rate (over 30 days)
GAAP	5.52%
Adjustments for Statement No. 167	0.08
Non-GAAP As-Adjusted	5.60%

Delinquency Rate (over 90 days)
GAAP	2.92%
Adjustments for Statement No. 167	0.02
Non-GAAP As-Adjusted	2.94%

Restructured loans (A)
GAAP	$73
Adjustments for Statement No. 167	145
Non-GAAP As-Adjusted	$218

Delinquency Rate (Restructured Loans)
GAAP	0.31%
Adjustments for Statement No. 167	0.15
Non-GAAP As-Adjusted	0.46%

Average Balance Sheet Reconciliation
(dollars in millions)

For the Fiscal Year Ended November 30, 2009

Total average loan receivables
GAAP	$26,553
Adjustments for Statement No. 167	24,577
Non-GAAP As-Adjusted	$51,130

Total loans interest yield
GAAP	11.31%
Adjustments for Statement No. 167	1.09
Non-GAAP As-Adjusted	12.40%

Total average credit card loan receivables
GAAP	$24,267
Adjustments for Statement No. 167	24,577
Non-GAAP As-Adjusted	$48,844

Credit card interest yield
GAAP	11.69%
Adjustments for Statement No. 167	0.94
Non-GAAP As-Adjusted	12.63%

2013 Highlights

•	Net income was $2.5 billion compared to $2.3 billion in the fiscal year ended November 30, 2012.

•	Total loans grew $3.2 billion, or 5%, from the prior year to $65.8 billion

•	Credit card loans grew $2.0 billion, or 4%, to $53.2 billion in 2013. Discover card sales volume increased 4% from the fiscal year ended November 30, 2012.

•
Credit card loan delinquencies over 30 days past due decreased 14 basis points compared to the fiscal year ended November 30, 2012 to 1.72%. The credit card net charge-offs rate declined 41 basis points to 2.21% in comparison to the fiscal year ended November 30, 2012.

•	Our capital market activities included issuances of approximately $4.7 billion in public credit card asset-backed securities. Discover Bank issued $1.7 billion in senior bank notes.

•
Payment Services pretax income was down $101 million from the fiscal year ended November 30, 2012 to $80 million. Transaction dollar volume for the segment was $196.5 billion, a decrease of 1% from the fiscal year ended November 30, 2012.

•	We repurchased approximately 27 million shares of common stock for $1.3 billion, reducing our number of shares outstanding by 5%.
2012 and 2011 Highlights

•
We began offering residential mortgage loans through Discover Home Loans following our June 2012 acquisition of substantially all of the operating and related assets of Home Loan Center, a subsidiary of Tree.com, Inc.

•	We repurchased 34 million shares, or approximately 6%, of our outstanding common stock for $1.2 billion during the fiscal year ended November 30, 2012.

•
During the 2012 fiscal year, our capital market activities included issuances of approximately $5.4 billion in public credit card asset-backed securitizations and a $560 million preferred stock issuance. We also completed two private debt exchange offers involving an aggregate $822 million of outstanding debt.

•	In September 2011, we acquired approximately $2.4 billion of private student loans from Citi.

•
Our revenues were unfavorably impacted in 2011 by the implementation of certain provisions of the Credit CARD Act of 2009, which included limitations on our ability to reprice accounts, the elimination of overlimit fees and a reduction in the amount of standard late fees.

Outlook
Investments in marketing have contributed to our receivables growth and we are focused on continuing this trend with new account acquisitions, through the Discover it® card, and through wallet share gains with existing customers. We are also targeting solid growth and strong returns in our private student and personal loan portfolios. The expansion of our direct banking products remains a priority as we continue to diversify the offerings to our customers, as evidenced by the launch of home equity loans and Discover Cashback Checking in 2013.
Our credit outlook for 2014 remains relatively stable and net interest margin is expected to remain elevated. Loan loss reserve releases contributed to our overall profitability in 2013, but we do not expect to receive a similar benefit in 2014. Funding costs are expected to remain at low levels over the next year as we benefit from the interest rate environment and replace higher-priced time deposits with lower-cost borrowings.
Our Diners Club business experienced challenges in 2013 due to financial difficulties faced by certain licensees in the European market and the impact on our financial results from providing support to these licensees. Although we believe that we have put the most significant challenges behind us, we may provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses.
PULSE volumes were flat year-over-year due in part to the changing debit environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies. We plan to continue to respond to this intensely competitive environment by expanding our focus to target volume historically run across signature debit networks. In the fourth quarter of 2013, we received notice that certain contracts related to one third-party issuing relationship will be terminated, effective mid-2014. This loss will have a significant impact on Network Partners volume and profits, but we do not anticipate it to be material to our overall profitability. While we expect that the payment services environment will remain challenging in 2014, we continue to lay the groundwork to drive future volume and profits for the segment.
Regulatory Environment and Developments
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. The Reform Act regulates large systemically significant financial firms, including us, through a variety of measures, including increased capital and liquidity requirements, limits on leverage, and enhanced supervisory authority. The Reform Act also established a new financial regulator, the Consumer Financial Protection Bureau (the “CFPB”), and new requirements for debit card transactions, which impact our core businesses. Additional legislative or regulatory action that may impact our business may result from the multiple studies mandated under the Reform Act.
The evolving regulatory environment causes uncertainty with respect to the manner in which we conduct our businesses and requirements that may be imposed by our regulators. Regulators have implemented and continue to propose new regulations and supervisory guidance and have been increasing their examination and enforcement action activities. The FDIC is completing its annual anti-money laundering/Bank Secrecy Act examination of Discover Bank and has notified the company of certain potential program deficiencies, and the CFPB is investigating certain student loan servicing practices of Discover Bank. See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information. We expect that regulators will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings. We are unable to predict the nature, extent or impact of any additional changes to statutes or regulations, including the interpretation, implementation or enforcement thereof that may occur in the future.
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including final implementing regulations, guidance and interpretations of the regulatory agencies, supervisory priorities and actions, the actions of our competitors and other marketplace participants, and the behavior of consumers. The evolving regulatory environment could require us to limit or change our business practices, limit our product offerings, require continued investment of management time and resources in compliance efforts, limit fees we can charge for services, require us to meet more stringent capital, liquidity and leverage ratio requirements, increase costs, restrict our ability to access the securitization markets for our funding, impact the value of our assets, or otherwise adversely affect our businesses. The regulatory environment and enhanced examination and supervisory expectations and scrutiny can also potentially impact our ability to pursue business opportunities and obtain required regulatory approvals for potential investments and acquisitions. For additional information see "Business — Supervision and Regulation — Acquisitions and Investments."
Compliance and other regulatory requirements and expenditures have increased significantly for Discover and other financial services firms, and we expect them to continue to increase as regulators adopt new rules, interpret existing rules and increase their scrutiny of financial institutions, including controls and operational processes. We may face additional compliance and regulatory risk to the extent that we enter into new lines of business or new business arrangements with third-party service providers, alternative payment providers or other industry participants, including providers or participants that may not be regulated financial institutions. The additional expense, time and resources needed to comply with ongoing regulatory requirements may adversely impact our business and results of operations. In addition, regulatory findings and ratings could negatively impact our business strategies.
Consumer Financial Services
The CFPB regulates consumer financial products and services and certain financial services providers, including Discover. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The agency has rulemaking and interpretive authority under the Reform Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. The agency is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, request data and promote the availability of financial services to underserved consumers and communities. Several of our products, including credit cards, student loans and home loans, are areas of focus by the CFPB. See " — Student Loans" below.

The CFPB has an online complaint system that allows consumers to log complaints with respect to the products we offer. The CFPB also collects detailed account level information from large financial institutions, including Discover, about credit cards and other products. The complaint system and the agency's analysis of account data could inform future agency decisions with respect to regulatory, enforcement or examination focus, and influence consumers' attitudes about doing business with Discover. There continues to be significant uncertainty as to how the agency’s regulatory, supervisory, examination and enforcement strategies and priorities will impact our business.
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
Credit Cards
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
The CFPB is required by the Credit CARD Act of 2009 (the “Act”) to issue a biennial report on the impact of the Act. The 2013 report, issued in October, identified “possible areas of concern” about credit card issuer practices that “warrant further scrutiny by the CFPB.” They include the adequacy of disclosures that are made online, whether disclosures about credit card rewards and grace periods are clear and transparent, and whether additional actions are warranted to protect consumers who purchase “add on products” such as identity theft protection and credit score monitoring. It is unclear how the CFPB intends to address these concerns (e.g., through rulemaking, supervisory guidance or enforcement proceedings) and whether its actions will affect Discover. In November 2013, the CFPB released a broad preliminary document seeking information about potential regulatory changes, including additional requirements for creditors collecting their own debts.
Student Loans
There is significant legislative and regulatory focus on the student loan market, including by the CFPB. This regulatory focus has resulted in an increase in supervisory examinations of the company related to student loans. The CFPB is currently investigating certain student loan servicing practices of Discover Bank. See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information.
The Reform Act created a “Private Education Ombudsman” within the CFPB to help resolve complaints about private student loans. An October 2012 report by the Ombudsman recommended that Congress identify opportunities to expand the availability of loan modification and refinance options for student loan borrowers. It also recommended that regulators assess whether efforts to correct problems in mortgage servicing could be applied to improve student loan servicing. Legislation to facilitate the refinancing of private student loans was introduced in both the House and Senate in 2013. We are unable to assess the likelihood of its enactment or its impact on our student lending business. Separately, federal regulatory guidance was issued in July 2013 that encouraged student lenders to facilitate ways to help student borrowers experiencing difficulty making payments. The CFPB's Ombudsman’s October 2013 Report identified similar concerns and others, including a number of concerns related to loan servicing practices. Legislation to address these and other concerns related to student loan servicing practices was introduced in December 2013. The enactment of this legislation may increase the complexity and expense of servicing student loans. The potential impact of these areas of focus on Discover is unclear.
A July 2012 report by the CFPB and the U.S. Department of Education on private student lending reviewed the use in private student loan underwriting of “cohort default rates” (average loan default rate for students at a college as reported by the Department of Education). The report concluded that the general reliance on cohort default rates for loan eligibility for students at specific schools may raise a threshold fair lending concern, requiring an analysis of a business need for using this information and whether it could be met by other techniques. Like other private student lenders, we utilize cohort default rates in determining the eligibility of individual schools to participate in our lending program. We do not use cohort default rates for underwriting individual students’ applications.
The report also recommended that Congress re-assess the current standard for discharging private student loans in bankruptcy. Legislation has been proposed in past Congresses, and reintroduced in the current Congress, that would make it easier to discharge private student loan debt in bankruptcy by repealing the current requirement that this relief is available only to those for whom repaying such loans would be an “undue hardship.” It is uncertain whether this legislation will be enacted into law, but we believe that our underwriting practices and the high percentage of our loans that have cosigners reduce potential risk to our business if the current legislative proposals were to become law. Congress or the Administration may take additional actions that impact the student loan market in the future, which could cause us to restructure our private student loan product in ways that we may not currently anticipate.
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
Mortgage Lending
The CFPB has indicated that the mortgage industry is an area of supervisory focus and that it will concentrate its examinations and rulemaking efforts on the variety of mortgage-related topics required under the Reform Act including steering consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB recently published several final rules impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test but also creates a safe harbor for so-called “qualified mortgages.” The “qualified mortgages” standards include a tiered cap structure that places limits on the total amount of certain fees that can be charged on a loan, a 43% cap on debt-to-income (i.e., total monthly payments on debt to monthly gross income), exclusion of interest-only products and other requirements. The 43% debt-to-income cap does not apply for the first seven years the rule is in effect for loans that are eligible for sale to Fannie Mae or Freddie Mac or eligible for government guarantee through the Federal Housing Administration (the “FHA”) or the Veterans Administration. Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action and attorney fee damages, all of which a borrower may claim in defense of a foreclosure action at any time. It is uncertain what the ultimate impact of these requirements will be on our mortgage business. The mortgage servicing rule, which directly affects only our home equity business at this time, includes modifications to statement requirements, forced place insurance rules and loss mitigation activities.
In addition, the Federal Reserve and other federal agencies have issued a proposed rule under the Reform Act that would exempt “qualified residential mortgages” from the Reform Act requirement that the securitizer of assets retain an economic interest in a portion of the assets. The final definition of what constitutes a “qualified residential mortgage” may impact the pricing and depth of the secondary mortgage market. At this time, we cannot predict the final content of proposed rules issued by the regulatory agencies or the impacts they might have on our business practices or financial results.
Congress has been considering legislation that could significantly affect the single family housing finance market in the United States. These proposals, among other things, would wind down the government-sponsored enterprises, Fannie Mae and Freddie Mac to which we currently sell our mortgages, and would encourage the growth of private sector entities to provide liquidity to the mortgage market. Congress or regulators may also take action to further restrict the availability of FHA loan products in order to shrink the FHA’s presence in the mortgage market. The bills have bipartisan support, but prospects for enactment, as well as any effect on our business and financial results, are uncertain at this time.
Payment Networks
The Reform Act contains several provisions impacting the debit card market. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected and may continue to adversely affect our PULSE network's business practices, network transaction volume, revenue, and prospects for future growth. First, the Reform Act generally requires that interchange fees paid to or charged by payment card issuers on debit card and certain prepaid transactions be “reasonable and proportional” to the issuer's cost in connection with such transactions, as determined in accordance with regulations promulgated by the Federal Reserve, and also prohibits debit and prepaid card networks and issuers from requiring debit and prepaid card transactions to be processed solely on a single payment network, or two or more affiliated payment networks. The Federal Reserve issued final implementing regulations on these statutory requirements in June 2011, most of which became effective in October 2011 or April 2012.
In July 2013, a U.S. District Court for the District of Columbia judge held that the Federal Reserve's debit interchange regulation did not appropriately implement the statutory requirements. The matter is currently under consideration by the court of appeals. The ultimate impact of the resolution of this matter will depend on whether and how the Federal Reserve amends its regulations, which could go beyond the specific issues addressed by the court, as well as the actions of marketplace participants. Changes in the debit card market resulting from this matter could affect PULSE's business practices, transaction volume, revenue, and prospects for future growth.
We continue to face competitive challenges from the new merchant and acquirer pricing and transaction routing strategies implemented by large competing networks following the issuance of the regulations related to debit routing and fees. We are closely monitoring these strategies in order to assess their impact on our business and on competition in the marketplace. The U.S. Department of Justice is examining some of these competitor pricing strategies. In addition, the Reform Act's network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affect PULSE's current business practices and may materially adversely affect its network transaction volume and revenue.
In July 2013, the European Commission issued a proposal for regulation of interchange fees assessed for card-based payment transactions occurring across the borders of European Union member states and other card network business practices. The proposal, if enacted, would reduce the fees that card issuers can receive for consumer debit and credit card transactions. Corporate cards are not subject to the proposal. At this time, we cannot predict whether or when any such regulation might be adopted and, if adopted the extent of the impact that it would have on the business practices or revenues of our Diners Club network licensees in Europe.
In 2013, and at the beginning of 2014, various reports were issued by several major retailers with respect to unauthorized access to payment card and other data of millions of customers. As a result, members of Congress and state legislators have expressed an interest in investigating the incident and possibly enacting legislation to address future data security breaches. These recent developments could result in the imposition of requirements on Discover or other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. It is too early to know if any such legislation will become law, the final form any such legislation would take, or the impact such law would have on Discover.
Capital, Liquidity and Funding
Regulatory Capital Requirements
In July 2013, the Federal Reserve issued final rules related to regulatory capital requirements, and then each of the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”) issued virtually identical rules, with the FDIC issuing an interim final rule (collectively referred to as the “final rules”). The final rules adopt with revisions the proposed rules that the agencies approved last year. Key reforms include increased requirements for both the quantity and quality of capital held by banking organizations so that they are more capable of absorbing losses and withstanding periods of financial distress, and the establishment of alternative standards of creditworthiness in place of credit ratings. Consistent with the proposed rules, the final rules implement Basel III regulatory capital reforms and changes required by the Reform Act, substantially amending the regulatory risk-based capital rules applicable to banking organizations, including Discover Financial Services and Discover Bank. “Basel III” refers to a series of consultative documents and related rules text released by the Basel Committee on Banking Supervision, which include significant changes to bank capital, leverage and liquidity requirements. The FDIC’s comment period on its interim final rule ended in September 2013. Compliance with the final rules is required beginning January 1, 2015 for most banking organizations, including Discover Financial Services and Discover Bank. Compliance is required one year earlier for the largest banking organizations.
The final rules include new risk-based capital and leverage ratios and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to Discover Financial Services and Discover Bank under the final rules, beginning January 1, 2015, will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The new capital level requirements to be “well capitalized” under the final rules will be: (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. The final rules allow an agency to require a banking organization to hold a greater amount of regulatory capital than otherwise is required under the final rules, if the agency determines that the regulatory capital held by the banking organization is not commensurate with its credit, market, operational, or other risks. The agencies stated that in exercising this authority they expect to consider the size, complexity, risk profile, and scope of operations of the banking organization, and whether any public benefits would be outweighed by risk to the banking organization or to the financial system.
The final rules establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. These levels and the transition period are consistent with the proposed rules. A banking organization will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below any of the minimum capital requirements, including the buffer amount.
Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the final rules if they were presently in effect.
There is significant legislative and regulatory focus on capital matters. We are not able to predict the final form of any additional legislative or regulatory initiatives that will be adopted or whether any adopted legislation or final regulatory initiatives will require us to hold higher amounts of capital or reconfigure our capital structure, which could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities.
Stress Test Requirements
In October 2012, the Federal Reserve issued final rules implementing the stress test requirements under the Reform Act for bank holding companies with $50 billion or more in total consolidated assets, including Discover. Under the final rule, the Federal Reserve will conduct annual supervisory stress tests for the 19 bank holding companies that participated in the 2009 Supervisory Capital Assessment Program and subsequent Comprehensive Capital Analysis and Reviews (“CCAR BHCs”) and will publish the results of such stress tests in March each year. In addition, the CCAR BHCs are required to conduct their own stress tests twice per year and publish the results of these company-run stress tests in March and September each year. Bank holding companies like Discover that have $50 billion or more in total consolidated assets, but are not CCAR BHCs, are subject to these requirements beginning this year.
In October 2012, the FDIC also issued final rules implementing the stress test requirements under the Reform Act for state nonmember banks with $50 billion or more in total consolidated assets, like our subsidiary, Discover Bank. The FDIC’s stress test rule is similar to the Federal Reserve’s stress test rule, except that in general it requires large banks like Discover Bank to comply with stress test requirements under the same timeline as required for the CCAR BHCs. However, the FDIC reserved authority in the final rule to permit subsidiary banks of non-CCAR BHCs, such as Discover Bank, to delay the application of the requirements of the final rule on a case-by-case basis. We sought and obtained FDIC approval to delay the application of certain stress test requirements to Discover Bank to align with the Federal Reserve stress test requirements that apply to us. In this regard, Discover Bank is required to comply with the requirements for the publication of stress test results in 2014.
Capital Plan Review
In January 2014, we submitted our annual capital plan to be reviewed by the Federal Reserve under the enhanced standards applied to the capital plans of CCAR BHCs under the Federal Reserve’s 2013 Comprehensive Capital Analysis and Review, or CCAR, program. Therefore, the Federal Reserve is applying enhanced standards to our capital plan submissions, including evaluation based on results of supervisory stress tests and enhanced documentation and process standards. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will be subject to the Federal Reserve’s review and non-objection of the actions that we have proposed this year in our annual capital plan.

Resolution Plans
Under Federal Reserve and FDIC rules implementing Section 165(d) of the Reform Act, bank holding companies with $50 billion or more in consolidated assets (including us) and certain other financial companies are required to submit a resolution plan (or so-called “living will”) to the FDIC, the Federal Reserve, and the Financial Stability Oversight Council for their rapid and orderly liquidation in the event of material financial distress or failure. In addition, under a separate FDIC rule, an insured depository institution with $50 billion or more in total assets, such as Discover Bank, is required to submit to the FDIC periodic contingency plans for resolution in the event of the institution’s failure. Under these rules, we submitted the initial resolution plans for us and Discover Bank in December 2013. We and Discover Bank are required to update these plans annually and, in certain circumstances, more frequently. Failure to provide resolution plans that satisfy regulatory requirements may result in imposition of more stringent capital, leverage, or liquidity requirements, growth restrictions or ordered divestiture of assets and operations.
Liquidity Ratio Requirements
In October 2013, the Federal Reserve issued a notice of proposed rulemaking that would require large banking organizations to maintain a minimum liquidity coverage ratio. The proposal applies to large internationally active banks (bank holding companies with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure). Additionally, the Federal Reserve proposed the implementation of a modified liquidity coverage ratio for bank holding companies with over $50 billion in total assets, such as Discover. The proposal includes a transition period for conformance with the new requirements going into effect on January 1, 2015, and full compliance required by January 1, 2017. We are not able to predict whether this proposal will be adopted, or in what form, and are currently assessing the impact of the proposal on Discover. Comments on the proposal were due on January 31, 2014.
Securitizations
In August 2013, the SEC, the FDIC, the Federal Reserve and certain other prudential banking regulators re-proposed regulations that would mandate risk retention for securitizations, including credit card securitizations. The re-proposed regulations would generally require that the sponsor of a securitization retain, unhedged, a minimum of 5% of the fair value of the securitized assets and for revolving master trusts would permit that retained risk to be held in the form of a seller’s interest in an amount equal to not less than 5% of the unpaid principal balance of the asset-backed securities held by investors. Discover Bank cannot at this time predict whether its seller’s interest in its securitization trusts and other existing risk retention mechanisms will satisfy the final regulatory requirements, whether structural changes would be necessary, or whether any failure of the seller’s interest to qualify would alter Discover Bank’s interest in conducting securitization transactions in the future. Comments on the re-proposed rule were due on October 30, 2013. Although it is unclear when the final rules will be promulgated, compliance with the final rules will be required one year after publication for securitization transactions collateralized by residential mortgages and two years after publication for all other securitization transactions.
In December 2013, the Basel Committee on Banking Supervision proposed changes to the rules for banks’ calculation of credit risk capital requirements for exposures to securitization transactions. The timing and impact of these proposed rules are unclear at this time, but they could impact the pricing and/or volume of our asset-backed securities issuances.
Recent Reform Act Related Developments
In February 2014, the Federal Reserve issued a final rule that implements certain of the enhanced prudential standards required to be established under Section 165 of the Reform Act. We are reviewing the requirements of the final rule and their impact on the company. The final rule establishes a number of enhanced prudential standards for large U.S. bank holding companies and foreign banking organizations to help increase the resiliency of their operations. For U.S. bank holding companies (BHCs) with total consolidated assets of $50 billion or more, such as Discover, it incorporates as an enhanced prudential standard previously issued capital planning and stress testing requirements and imposes enhanced liquidity requirements and enhanced risk management requirements. U.S. bank holding companies subject to the rule will need to comply by January 1, 2015.
The final rule requires the establishment of a stand-alone board-level risk committee that must be chaired by an independent director and meet at least quarterly, and requires the committee to approve and periodically review the risk management policies of the BHC and oversee the operation of the BHC's risk management framework. The final rule also requires BHCs such as Discover to appoint a chief risk officer to implement enterprise-wide risk management practices. The chief risk officer is required to report to both the committee and the chief executive officer.
The final rule requires the establishment of a liquidity risk framework and describes the roles and responsibilities of the BHC's board of directors, risk committee and senior management. The final rule requires that the BHC’s board of directors: (i) approve the BHC’s liquidity risk tolerance at least annually; (ii) receive and review information at least semi-annually to determine whether the BHC is operating in accordance with the established liquidity risk tolerance; and (iii) approve and periodically review the liquidity risk management strategies, policies and procedures established by senior management. The final rule also requires large BHCs such as Discover to perform liquidity stress testing monthly and to incorporate in its stress tests a minimum of three stress scenarios over a minimum of four stress periods (overnight, 30-day, 90-day and one-year). Large BHCs like Discover are required under the final rule to hold highly liquid assets (a "buffer") sufficient to meet the BHC's projected net stressed cash flow needs over the 30-day planning horizon of a liquidity stress test under each of the three stress scenarios.
In December 2013, regulators finalized the rule implementing Section 619 of the Reform Act, commonly referred to as the Volcker Rule, which contains certain prohibitions and restrictions on the ability of "banking entities" to engage in proprietary trading and sponsor or invest in "covered funds." We do not currently engage in any of the activities that are prohibited by the final rule and, therefore, do not believe it will have a material impact on our business. However, we will need to establish the compliance program prescribed by the final rule.
Results of Operations
The discussion below provides a summary of our results of operations for the calendar year ended December 31, 2013 compared to our results of operations for the fiscal years ended November 30, 2012 and 2011. The discussion also provides information about our loan receivables as of December 31, 2013 compared to December 31, 2012 and November 30, 2011. In certain tables, quantitative information about our loan receivables as of November 30, 2009 are also shown on a non-GAAP as-adjusted basis. For a reconciliation of GAAP to non-GAAP as-adjusted financial data, see "— Reconciliations of GAAP to Non-GAAP As-Adjusted Data."
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
Direct Banking
Our Direct Banking segment includes Discover-branded credit cards issued to individuals and small businesses and other consumer products and services, including private student loans, personal loans, home loans, home equity loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on the segment’s loan products. Additionally, our credit card products generate substantially all of our revenues related to discount and interchange, protection products and loan fee income.
Payment Services
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

The following table presents segment data (dollars in millions):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
Direct Banking
Interest income
Credit card	$5,978	$5,751	$5,654	$510
Private student loans	252	184	115	18
PCI student loans	272	303	225	24
Personal loans	464	363	266	34
Other	98	102	85	9
Total interest income	7,064	6,703	6,345	595
Interest expense	1,146	1,331	1,485	103
Net interest income	5,918	5,372	4,860	492
Provision for loan losses	1,069	848	1,013	178
Other income	1,976	1,939	1,907	169
Other expense	2,961	2,891	2,409	224
Income before income tax expense	3,864	3,572	3,345	259
Payment Services
Provision for loan losses	17	—	—	—
Other income	330	342	298	31
Other expense	233	161	132	16
Income before income tax expense	80	181	166	15
Total income before income tax expense	$3,944	$3,753	$3,511	$274

The following table presents information on transaction volume (in millions):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
Network Transaction Volume
PULSE Network	$159,805	$159,944	$140,119	$14,133
Network Partners	9,808	8,754	7,533	885
Diners Club(1)	26,867	28,644	29,275	2,274
Total Payment Services	196,480	197,342	176,927	17,292
Discover Network—Proprietary(2)	113,791	109,014	103,527	10,987
Total Volume	$310,271	$306,356	$280,454	$28,279
Transactions Processed on Networks
Discover Network	1,947	1,844	1,722	183
PULSE Network	4,187	4,321	3,824	357
Total	6,134	6,165	5,546	540
Credit Card Volume
Discover Card Volume(3)	$118,594	$114,213	$108,087	$11,384
Discover Card Sales Volume(4)	$109,957	$105,454	$100,138	$10,657

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
For the Calendar Year Ended December 31, 2013 compared to the Fiscal Year Ended November 30, 2012
Our Direct Banking segment reported pretax income of $3.9 billion for the calendar year ended December 31, 2013, as compared to pretax income of $3.6 billion for the fiscal year ended November 30, 2012.
Loan receivables totaled $65.8 billion at December 31, 2013, which was up from $62.6 billion at December 31, 2012, due to growth in credit card loans and other loan portfolios partially offset by a decrease in purchased credit-impaired ("PCI") loans balances. The growth in credit card loans was due to growth in customers with revolving balances combined with a continued improvement in the net principal charge-off rate. The growth within the other loans portfolio was primarily attributable to organic growth in personal and private student loans. Discover card sales volume was $110.0 billion for the calendar year ended December 31, 2013, which was an increase of 4% as compared to the fiscal year ended November 30, 2012. This increase was driven primarily by continued growth in our active customer base combined with seasonal promotional programs driving incremental sales.
Net interest margin increased for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012. This was primarily driven by decreased funding costs and growth in loan receivables, partially offset by lower yields on total loan receivables. The decrease in loan receivable yields was driven by growth in credit card promotional balances and a decline in higher rate balances, partially offset by growth in non-promotional revolving balances.
Interest income increased during the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012 primarily due to higher average balances of credit card loans, personal loans and private student loans resulting from growth across these products combined with lower credit card loan interest charge-offs. The increase in interest income from these products was partially offset by a decrease in yield on credit card loan receivables along with a decrease in PCI student loan volume.
Interest expense declined during the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012 primarily due to lower funding costs resulting from maturities of higher interest borrowings and deposits that were replaced with borrowings and deposits paying lower interest rates.

At December 31, 2013, our delinquency rate for credit card loans over 30 days past due was 1.72% as compared to 1.79% at December 31, 2012, reflective of continuing trends of strong credit performance. For the calendar year ended December 31, 2013, our net charge-off rate on credit cards declined to 2.21%, as compared to 2.62% for the fiscal year ended November 30, 2012. An increase in reserve requirements partially offset by a decline in the level of net charge-offs led to an increase in the provision for loan losses for the calendar year ended December 31, 2013, as compared to the fiscal year ended November 30, 2012. For a more detailed discussion on provision for loan losses, see "—Loan Quality—Provision and Allowance for Loan Losses."
Total other income increased for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012 primarily due to an increase in discount and interchange revenue, which was driven by an increase in sales volume. Gain on sale of mortgage loans also increased, reflecting a full year of activity for the calendar year ended December 31, 2013 as compared to a partial year of activity for the fiscal year ended November 30, 2012, due to the acquisition and integration of assets of Home Loan Center in June of 2012. The overall increase in other income was partially offset by a decrease in protection fee revenue reflecting lower sales volume related to these products as we have implemented changes in our offer strategies, which reduced selling over the last few years and which ceased at the end of 2012. Loan fee income also decreased due to lower levels of delinquencies which resulted in a lower level of loan fees being generated. Additionally, the increase was partially offset by decrease in refinance mortgage loan volume due to increasing interest rates during 2013.
Total other expense increased for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012 primarily due to an increase in employee compensation costs driven by increased headcount. Marketing and business development costs also increased due to growth initiatives. Higher information processing and communication expenses also contributed to the increase as a result of higher software maintenance, licenses, and technology expenses due to growth initiatives. The overall expense increase was partially offset by legal expenses associated with the consent order that Discover Bank entered into with the FDIC and CFPB, for which there was no equivalent impact in 2013.
For the Fiscal Year Ended November 30, 2012 compared to the Fiscal Year Ended November 30, 2011
Our Direct Banking segment reported pretax income of $3.6 billion for the fiscal year ended November 30, 2012, as compared to pretax income of $3.3 billion for the fiscal year ended November 30, 2011.
Loan receivables totaled $61.0 billion at November 30, 2012, which was up from $57.7 billion at November 30, 2011, due to growth in the credit card loans and other loans portfolios. The growth within the other loans portfolio was primarily attributable to personal loans and private student loans. Discover card sales volume was $105.5 billion for the fiscal year ended November 30, 2012, an increase of 5% as compared to the same period in 2011. This growth was driven primarily by an increase in the number of existing customers using their Discover card.
Net interest margin increased for the fiscal year ended November 30, 2012 as compared to the same period in 2011. This was driven by improved funding rates on our deposit products, partially offset by lower yields on credit cards and growth in private student loans, which generate a lower yield as compared to our other products. There was an increase in interest income relating to credit card loan receivables largely driven by a higher average level of loans which was partially offset by lower yield. Lower yields were driven by growth in loans offered at a promotional rate as well as the receivable repricing restrictions imposed by the CARD Act. There was also an increase in interest income related to student and personal loans during the fiscal year ended November 30, 2012 as compared to the same period in 2011. The increase in interest income on PCI loans was due to the acquisition of additional loans on September 30, 2011 (see Note 5: Loan Receivables to our consolidated financial statements), while the increases in interest income on personal and private student loans were attributable to organic growth in these portfolios. Interest expense declined in the fiscal year ended November 30, 2012, as compared to the same period in 2011, as maturities of deposits bearing higher interest rates were replaced by funding from deposits that bear a lower interest rate.
At November 30, 2012, our delinquency rate for credit card loans over 30 days past due was 1.86% as compared to 2.38% at November 30, 2011, reflective of continuing trends of strong credit performance. For the fiscal year ended November 30, 2012, our net charge-off rate on credit cards declined to 2.62%, as compared to 4.47% for the same period in 2011. A decline in the level of net charge-offs and lower reserve requirements led to a decrease in the provision for loan losses for the fiscal year ended November 30, 2012, as compared to the same period in 2011. For a more detailed discussion on provision for loan losses, see "—Loan Quality—Provision and Allowance for Loan Losses."

Total other income increased for the fiscal year ended November 30, 2012 as compared to the same period in 2011 primarily due to revenue related to the acquisition and integration of the assets of Home Loan Center in the third quarter of 2012 (see Note 3: Business Combinations to our consolidated financial statements). This included a net gain on the origination and sale of loans as well as a net gain on the related interest rate lock commitments and forward delivery contracts. Furthermore, there was a $26 million gain on investment due to the liquidation of a minority interest in an equity investment. These increases in other income were partially offset by higher Cashback Bonus rewards earned by our customers compared to the prior year, which resulted in a decrease to net discount and interchange revenue. Additionally, revenues from protection products and loan fees decreased from the prior year. Protection product revenue was lower than the prior year, reflecting the impact of changes in our offer strategies, which reduced selling over the last few years and ceased at the end of 2012. The decrease in revenue from loan fees was primarily attributable to lower levels of late fee income due to improved credit quality. In addition, revenue from the Student Loan Corporation ("SLC") transition services agreement decreased from the prior year. Finally, the inclusion of the impact of the bargain purchase gain related to the acquisition of SLC in the first quarter of 2011 resulted in a $7 million gain. There was not a similar gain in the current year.
Total other expense increased for the fiscal year ended November 30, 2012 as compared to the same period in 2011 primarily due to legal expenses associated with the FDIC and CFPB matter. Reserves for legal and regulatory matters increased by $196 million for the fiscal year ended November 30, 2012 as compared to the fiscal year ended November 30, 2011. Higher compensation costs also contributed to the increase in total other expense due to increased headcount to support our business growth, including the acquisition of the assets of Home Loan Center. Approximately $29 million of goodwill was recorded in this acquisition, which could be subject to impairment if we cannot adapt our business model to adjust for increases in interest rates. In addition, marketing and business development expenses increased due to growth initiatives. Finally, the increase in other expense was driven by higher incentive payments related to merchant global acceptance.
Payment Services
For the Calendar Year Ended December 31, 2013 compared to the Fiscal Year Ended November 30, 2012
Our Payment Services segment reported pretax income of $80 million for the calendar year ended December 31, 2013, down $101 million as compared to the fiscal year ended November 30, 2012, primarily as the result of an increase in other expense and to a lesser extent a decrease in other income. The increase in other expense was primarily due to an increase in expenses attributable to support of our Diners Club network and in employee compensation reflecting an increase in headcount. The decrease in other income was primarily driven by a decrease in transaction processing revenue reflecting the impact of merchant rerouting and lower rates.
Transaction dollar volume decreased $862 million for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012, primarily driven by a reduction in Diners Club volume due to the impact of currency exchange rates, partially offset by an increase in Network Partners volume. We anticipate pressure on our Network Partners business as we received notice that certain contracts related to one third-party issuing relationship will be terminated, effective mid-2014. This loss will have a significant impact on Network Partners volume and profits, but we do not anticipate it to be material to our overall profitability.
As previously disclosed, we have been working with our European Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. For example, we have provided loans to certain licensees that have an outstanding balance of approximately $36 million at December 31, 2013. We have undrawn commitments to lend these licensees up to an additional $19 million as of December 31, 2013, subject to collateral requirements stated in the individual agreements. During 2013, we acquired Diners Club Italy, which included $34 million of receivables, and we provided financial assistance to facilitate the purchase of our Slovenian licensee by a European bank. These transactions resulted in a charge to earnings of approximately $40 million in the second quarter of 2013. Additionally, we increased reserves by $15 million related to the loans to certain European Diners Club licensees, discussed above, due to liquidity concerns. There were no similar acquisitions, asset write downs or allowances in the prior year periods.
As described above, our Diners Club business experienced challenges in 2013 due to financial difficulties faced by certain licensees in the European market and the impact on our financial results from providing support to these licensees. We may provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. We could also experience additional impairments on loans to our other licensees in the future. In addition, Diners Club has $151 million of non-amortizable intangible assets at December 31, 2013. To the extent that we are unable to maintain Diners Club revenues at appropriate levels, we may be exposed to an impairment loss on these assets that, when recognized, could have a material adverse impact on our results of operations. The licensees that we currently consider to be of concern accounted for less than 5% of Diners Club revenues during the calendar year ended December 31, 2013.
For the Fiscal Year Ended November 30, 2012 compared to the Fiscal Year Ended November 30, 2011
Our Payment Services segment reported pretax income of $181 million for the fiscal year ended November 30, 2012, up $15 million as compared to the same period during 2011, primarily as the result of a greater number of point-of-sale transactions on the PULSE network. Total other expense increased primarily due to higher incentive payments related to merchant global acceptance. Increased employee compensation expense driven by headcount also contributed to the increase in total other expense, as well as higher information processing costs primarily related to increased software maintenance and depreciation expense.
Transaction dollar volume increased $20 billion for the fiscal year ended November 30, 2012 as compared to the fiscal year ended November 30, 2011, primarily driven by increased PULSE point-of-sale volume. The number of transactions on the PULSE network increased by 13% for the fiscal year ended November 30, 2012, as compared to the same period in 2011.
Critical Accounting Estimates
In preparing our consolidated financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the accrual of credit card customer rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment, the accrual of income taxes, and estimates of future cash flows associated with purchased credit-impaired loans as critical accounting estimates.
Allowance for Loan Losses
We base our allowance for loan losses on several analyses that help us estimate incurred losses as of the balance sheet date. This estimate considers uncollectible principal, interest and fees reflected in the loan receivables. While our estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced to determine the allowance. We use a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. Management also estimates loss emergence by using other analyses to estimate losses incurred from non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, and forecasting uncertainties. Given the same information, others may reach different reasonable estimates.
If management used different assumptions in estimating incurred net loan losses, the impact to the allowance for loan losses could have a material effect on our consolidated financial condition and results of operations. For example, a 10% change in management's estimate of incurred net loan losses could have resulted in a change of approximately $165 million in the allowance for loan losses at December 31, 2013, with a corresponding change in the provision for loan losses. See "— Loan Quality" and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements for further details about our allowance for loan losses.
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
If management used a different estimate of forfeitures, our consolidated statement of financial condition and results of operations could have differed. For example, a 100 basis point decrease in the estimated forfeiture rate as of December 31, 2013 could have resulted in an increase in accrued expenses and other liabilities of approximately $13 million. The corresponding increase in rewards cost would have been reflected as a decrease in discount and interchange revenue. See "— Other Income" and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements for further details about customer rewards cost.
Goodwill
We recognize goodwill when the purchase price of an acquired business exceeds the total of the fair values of the acquired net assets. As required by GAAP, we test goodwill for impairment annually, or more often if indicators of impairment exist. In evaluating goodwill for impairment, management must estimate the fair value of the reporting unit(s) to which the goodwill relates. Because market data concerning acquisitions of comparable businesses typically are not readily obtainable, other valuation techniques such as earnings multiples and cash flow models are used in estimating the fair values of these reporting units. In applying these techniques, management considers historical results, business forecasts, market and industry conditions and other factors. We may also consult independent valuation experts where needed in applying these valuation techniques. The valuation methodologies we use involve assumptions about business performance, revenue and expense growth, capital expenditures, discount rates and other assumptions that are judgmental in nature.
During the fourth quarter of 2013, the Company changed the date of its annual goodwill impairment test from June 1 to October 1. This goodwill impairment test date change was applied prospectively beginning on October 1, 2013 and had no effect on the consolidated financial statements.
At December 31, 2013, we had goodwill of $284 million. If economic conditions deteriorate or other events adversely impact the assumptions used by management in these valuations, we may be exposed to an impairment loss that, when recognized, could have a material impact on our consolidated financial condition and results of operations. At December 31, 2013, based on the annual impairment testing performed, there was no impairment recorded on any reporting unit.
Other Nonamortizable Intangible Assets
We recognized certain other nonamortizable intangible assets in our acquisition of the Diners Club business. As required by GAAP, we test other nonamortizable intangible assets for impairment annually, or more often if indicators of impairment exist. Because market data concerning acquisitions of intangible assets is not readily available, management evaluates nonamortizable intangible assets for potential impairment by estimating their fair values using discounted cash flow models. In applying these techniques, management considers historical results, business forecasts, market and industry conditions and other factors. We may also consult independent valuation experts where needed in applying these valuation techniques. The valuation methodologies we use involve assumptions about business performance, revenue and expense growth, discount rates and other assumptions that are judgmental in nature.
During the fourth quarter of 2013, the Company changed the date of its annual impairment test for nonamortizable intangible assets from June 1 to October 1. No impairment charges were identified during the impairment tests conducted at June 1, 2013 and October 1, 2013.
At December 31, 2013, we had nonamortizable intangibles of $155 million. If economic conditions deteriorate or other events adversely impact the assumptions used by management in these valuations, we may be exposed to an impairment loss that, when recognized, could have a material impact on our consolidated financial condition and results of operations. At December 31, 2013, based on the annual impairment testing performed, there was no impairment recorded on any nonamortizable intangible asset.
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
Purchased Credit-Impaired Loans
The estimate of expected future cash flows on purchased credit-impaired loans determines the amount of interest income we can recognize in future periods and impacts whether a loan loss reserve must be established for these loans. We re-evaluate, by pool, the amount and timing of expected cash flows quarterly using updated loan portfolio characteristics as well as assumptions regarding expected borrower default and prepayment behavior. Because estimates of expected future cash flows on PCI loans involve assumptions and significant judgment, it is reasonably possible that others could derive different estimates than ours for the same periods. In addition, changes in estimates from one period to the next can have a significant impact on our consolidated financial condition and results of operations. A decrease in expected cash flows involving an increase in estimated credit losses would result in an immediate charge to earnings for the recognition of a loan loss provision. Increases or decreases in expected cash flows related solely to changes in estimated prepayments or to changes in variable interest rate indices would result in prospective yield adjustments over the remaining life of the loans. An increase in expected cash flows due to a reduction in expected credit losses would result first in the reversal of any previously established loan loss reserve on PCI loans through an immediate credit to earnings and then, if needed, a prospective adjustment to yield over the remaining life of the loans.
If management used a different estimate of expected borrower defaults, our consolidated statement of financial condition and results of operations could have differed. For example, a 10% increase in the expected borrower default rate of each PCI loan pool as of December 31, 2013 could have resulted in an additional impairment of up to $19 million. This impairment would have been reflected as an increase in provision for loan losses and a decrease in the carrying value of the PCI loans. The accounting and estimates used in our calculations are discussed further in Note 5: Loan Receivables to our consolidated financial statements.
Earnings Summary
The following table outlines changes in our consolidated statements of income for the periods presented (dollars in millions):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012	Calendar Year 2013 vs. Fiscal Year 2012 increase (decrease)		Fiscal Year 2012 vs. Fiscal Year 2011 increase (decrease)
		2012	2011		$	%	$	%
Interest income	$7,064	$6,703	$6,345	$595	$361	5%	$358	6%
Interest expense	1,146	1,331	1,485	103	(185)	(14)%	(154)	(10)%
Net interest income	5,918	5,372	4,860	492	546	10%	512	11%
Provision for loan losses	1,086	848	1,013	178	238	28%	(165)	(16)%
Net interest income after provision for loan losses	4,832	4,524	3,847	314	308	7%	677	18%
Other income	2,306	2,281	2,205	200	25	1%	76	3%
Other expense	3,194	3,052	2,541	240	142	5%	511	20%
Income before income tax expense	3,944	3,753	3,511	274	191	5%	242	7%
Income tax expense	1,474	1,408	1,284	104	66	5%	124	10%
Net income	$2,470	$2,345	$2,227	$170	$125	5%	$118	5%

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
Our interest-earning assets consist of: (i) cash and cash equivalents, which includes amounts on deposit with the Federal Reserve, highly rated certificates of deposit, and triple-A rated government mutual funds, (ii) restricted cash, (iii) other short-term investments, (iv) investment securities and (v) loan receivables. Our interest-bearing liabilities consist primarily of deposits, both direct-to-consumer and brokered, and long-term borrowings, including amounts owed to securitization investors. Net interest income is influenced by the following:

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
For the Calendar Year Ended December 31, 2013 compared to the Fiscal Year Ended November 30, 2012
Net interest margin increased for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012 primarily driven by decreased funding costs and growth in loan receivables, partially offset by lower yields on loan receivables. The decrease in loan receivable yields was driven by growth in credit card promotional balances and a decline in higher rate balances, partially offset by growth in customers with revolving balances.
Interest income increased during the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012 primarily due to higher interest income from credit card loans, personal loans and private student loans resulting from growth across these products combined with lower credit card loan interest charge-offs. The increase in interest income from these products was partially offset by a decrease in yield on credit card loan receivables along with a decrease in PCI student loan balances.
Interest income on other interest-earning assets, which largely relates to investment income on our liquidity portfolio, decreased during the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012 due to lower levels of liquidity. This decrease was partially offset by higher interest rates from a continued shift in the mix of our liquidity portfolio to higher yielding investments. Interest expense declined during the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012 primarily due to the combination of deposits bearing higher interest rates maturing and being replaced by deposits bearing lower interest rates and maturities of borrowings and certain asset-backed securities.

For the Fiscal Year Ended November 30, 2012 compared to the Fiscal Year Ended November 30, 2011
Net interest margin increased for the fiscal year ended November 30, 2012 as compared to the same period in 2011. This increase was primarily due to improved funding rates on our deposit products, partially offset by lower yields on credit cards and growth in private student loans, which have lower yields as compared to other products.
Interest income increased during the fiscal year ended November 30, 2012, as compared to the same period in 2011, primarily due to higher interest income across all of our loan products. The increase in interest income on credit card loans was driven by higher average levels of loans and lower interest charge-offs, offset in part by a decline in yield. The decrease in yield was due to the combination of higher levels of loans being offered at a promotional rate, as well as the receivable repricing restrictions under the CARD Act. The increase in interest income on private student loans was due to organic growth in our student loan receivables. Interest income on our PCI student loans increased due to the acquisition of additional PCI private student loans on September 30, 2011 (see Note 5: Loan Receivables to our consolidated financial statements), partially offset by a decrease in yield due to the lower yield on the acquired PCI student loans. Interest income on personal loans also increased due to growth in the portfolio, combined with an increase in the yield.
Interest income on other interest-earning assets, which largely relates to investment income on our liquidity portfolio, increased during the fiscal year ended November 30, 2012, primarily due a continued shift in the mix of our liquidity portfolio to higher yielding investments, and higher average levels of liquidity. Interest expense declined in the fiscal year ended November 30, 2012, as compared to 2011, primarily due to deposits bearing higher interest rates maturing and being replaced by deposits bearing lower interest rates.

Average Balance Sheet Analysis (dollars in millions)

	Calendar Year Ended December 31, 2013			Fiscal Year Ended November 30,						One Month Ended December 31, 2012
				2012			2011
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$5,557	0.25%	$14	$5,074	0.27%	$14	$3,920	0.24%	$10	$2,704	0.25%	$—
Restricted cash	704	0.10%	1	924	0.15%	2	1,180	0.14%	2	1,400	0.11%	—
Other short-term investments	—	NM	—	—	NM	—	153	1.07%	1	—	NM	—
Investment securities	5,190	1.42%	74	6,437	1.24%	80	5,660	1.05%	59	6,247	1.34%	7
Loan receivables(1):
Credit card(2)(3)	49,816	12.00%	5,978	47,301	12.16%	5,751	45,522	12.42%	5,654	50,494	11.92%	510
Personal loans	3,706	12.52%	464	2,944	12.35%	363	2,228	11.94%	266	3,290	12.43%	35
Federal student loans(4)	—	NM	—	121	1.64%	2	754	1.58%	12	—	NM	—
Private student loans	3,561	7.07%	252	2,557	7.20%	184	1,637	7.04%	115	3,021	7.22%	18
PCI student loans	4,434	6.13%	272	4,998	6.06%	303	3,105	7.25%	225	4,724	5.96%	24
Mortgage loans held for sale	216	3.47%	7	96	1.10%	1	—	NM	—	310	3.05%	1
Other	87	3.00%	2	26	11.98%	3	14	2.95%	1	38	5.24%	—
Total loan receivables	61,820	11.28%	6,975	58,043	11.38%	6,607	53,260	11.78%	6,273	61,877	11.21%	588
Total interest-earning assets	73,271	9.64%	7,064	70,478	9.51%	6,703	64,173	9.89%	6,345	72,228	9.73%	595
Allowance for loan losses	(1,639)			(1,948)			(2,710)			(1,725)
Other assets	4,348			4,032			3,791			4,234
Total assets	$75,980			$72,562			$65,254			$74,737
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(5)	$27,718	2.02%	559	$27,033	2.61%	706	$25,478	3.34%	850	$27,849	2.29%	54
Money market deposits(6)	5,719	0.87%	50	5,413	0.92%	50	4,656	1.23%	57	5,368	0.88%	4
Other interest-bearing savings deposits	9,428	0.95%	89	8,638	1.03%	89	5,996	1.33%	80	8,864	1.00%	7
Total interest-bearing deposits(7)	42,865	1.63%	698	41,084	2.06%	845	36,130	2.73%	987	42,081	1.84%	65
Borrowings:
Short-term borrowings	199	1.57%	3	89	1.32%	1	128	0.10%	—	283	1.36%	—
Securitized borrowings(5)(6)	16,297	1.74%	284	16,979	1.95%	331	15,968	2.10%	335	16,998	1.80%	26
Other long-term borrowings(5)	2,609	6.18%	161	2,017	7.62%	154	2,468	6.58%	163	1,733	7.82%	12
Total borrowings	19,105	2.35%	448	19,085	2.55%	486	18,564	2.68%	498	19,014	2.34%	38
Total interest-bearing liabilities	61,970	1.85%	1,146	60,169	2.21%	1,331	54,694	2.71%	1,485	61,095	1.99%	103
Other liabilities and stockholders’ equity	14,010			12,393			10,560			13,642
Total liabilities and stockholders’ equity	$75,980			$72,562			$65,254			$74,737
Net interest income			$5,918			$5,372			$4,860			$492
Net interest margin(8)		9.57%			9.25%			9.13%			9.39%
Net yield on interest-bearing assets(9)		8.08%			7.62%			7.57%			8.05%
Interest rate spread(10)		7.79%			7.30%			7.18%			7.74%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $171 million, $179 million, $225 million and $13.9 million of amortization of balance transfer fees for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of certain floating-rate credit card loan receivables to fixed-rate.

(4)	Includes federal student loans held for sale.

(5)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(6)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(7)	Includes the impact of FDIC insurance premiums and special assessments, and all periods reflect management's product allocation methodology as of fourth quarter 2011.

(8)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(9)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(10)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1) (dollars in millions)

	Calendar Year Ended December 31, 2013 vs. Fiscal Year Ended November 30, 2012			Fiscal Year Ended November 30, 2012 vs. Fiscal Year Ended November 30, 2011
	Volume	Rate	Total	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$1	$(1)	$—	$3	$1	$4
Restricted cash	—	(1)	(1)	—	—	—
Other short-term investments	—	—	—	(1)	—	(1)
Investment securities	(17)	11	(6)	9	12	21
Loan receivables:
Credit card	302	(75)	227	218	(121)	97
Personal loans	96	5	101	88	9	97
Federal student loans	(2)	—	(2)	(10)	—	(10)
Private student loans	71	(3)	68	66	3	69
PCI student loans	(34)	3	(31)	120	(42)	78
Mortgage loans held for sale	2	4	6	1	—	1
Other	3	(4)	(1)	—	2	2
Total loan receivables	438	(70)	368	483	(149)	334
Total interest income	422	(61)	361	494	(136)	358
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	18	(165)	(147)	49	(193)	(144)
Money market deposits	3	(3)	—	9	(16)	(7)
Other interest-bearing savings deposits	8	(8)	—	30	(21)	9
Total interest-bearing deposits	29	(176)	(147)	88	(230)	(142)
Borrowings:
Short-term borrowings	2	—	2	—	1	1
Securitized borrowings	(13)	(34)	(47)	20	(24)	(4)
Other long-term borrowings	40	(33)	7	(32)	23	(9)
Total borrowings	29	(67)	(38)	(12)	—	(12)
Total interest expense	58	(243)	(185)	76	(230)	(154)
Net interest income	$364	$182	$546	$418	$94	$512

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between the calendar year ended December 31, 2013, fiscal year ended November 30, 2012 and fiscal year ended November 30, 2011 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	December 31,		November 30,
	2013	2012	2012	2011	2010	2009 (Non-GAAP As-Adjusted1)
Mortgage loans held for sale	$148	$355	$322	$—	$—	$—
Student loans held for sale	—	—	—	714	788	—
Loan portfolio:
Credit card loans:
Discover card	52,952	50,929	49,436	46,748	45,244	47,055
Discover business card	198	206	206	224	258	404
Total credit card loans	53,150	51,135	49,642	46,972	45,502	47,459
Other loans:
Personal loans	4,191	3,296	3,272	2,648	1,878	1,394
Federal student loans	—	—	—	—	—	1,353
Private student loans	3,969	3,072	3,000	2,069	999	580
Other	135	38	37	17	14	68
Total other loans	8,295	6,406	6,309	4,734	2,891	3,395
PCI student loans(2)	4,178	4,702	4,744	5,250	—	—
Total loan portfolio	65,623	62,243	60,695	56,956	48,393	50,854
Total loan receivables	65,771	62,598	61,017	57,670	49,181	50,854
Allowance for loan losses	(1,648)	(1,788)	(1,725)	(2,205)	(3,304)	(3,902)
Net loan receivables	$64,123	$60,810	$59,292	$55,465	$45,877	$46,952

(1)
Discover card loan balances and the allowance for loan losses for 2009 are presented on a non-GAAP as-adjusted basis. No adjustments have been made to any other loan product. See reconciliation in "— Reconciliations of GAAP to Non-GAAP As-Adjusted Data."

(2)	Represents purchased credit-impaired private student loans (see Note 5: Loan Receivables to our consolidated financial statements).
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

The allowance for loan losses was $1.6 billion at December 31, 2013, which reflects a $140 million reserve release over the amount of the allowance for loan losses at December 31, 2012. The reserve release, which primarily related to credit card loan receivables, was driven by continuing favorability in delinquencies resulting in lower charge-offs, both contractual and bankruptcy, which resulted in lower estimated losses. At December 31, 2012, the allowance for loan losses was $1.8 billion, which reflects a $63 million increase in reserves as compared to the amount of the allowance for loan losses at November 30, 2012. The reserve increase was driven by an increase in projected charge-offs in the month of December which related to loan growth. At November 30, 2012, the allowance for loan losses was $1.7 billion, which reflects a $480 million reserve release over the amount of the allowance for loan losses at November 30, 2011, driven by favorability in credit performance of the portfolio and a continuation of a declining trend in net charge-offs.
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the calendar year ended December 31, 2013, the provision for loan losses increased by $238 million, or 28%, as compared to the fiscal year ended November 30, 2012. The increase was due to lower levels of reserve releases during the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012, as discussed above, partially offset by a decrease in net charge-offs. For the one month ended December 31, 2012, the provision for loan losses was $178 million, which included a reserve build of $63 million. This reserve build was due to an increase in the forecast for net charge-offs due to loan growth. For the fiscal year ended November 30, 2012, a reduction in reserve requirements led to a decrease in the provision for loan losses of $165 million, or 16%. For the fiscal year ended November 30, 2011, the provision decreased $2.2 billion.
At December 31, 2013, the level of the allowance related to personal loans increased as compared to December 31, 2012 due to loan growth and continued seasoning of the portfolio. The level of allowance attributable to student loans for the same period increased, primarily due to a PCI student loan impairment recorded as a result of revisions to credit loss assumptions for the underlying loans. In addition, the allowance related to student loans increased due to growth and continued seasoning of the portfolio. "Seasoning" refers to the maturing of a loan portfolio as, in general, loans do not begin to show signs of credit deterioration or default until they have been in repayment for some period of time. For student loans, payments are not required while the borrower is still in school; therefore, this loan portfolio matures at a slower pace than our other loan portfolios. The level of allowance related to other loans for the same period increased by $16 million driven primarily by provision charges on a small number of loans to Diners Club licensees. At November 30, 2012, the allowance related to personal loans and private student loans increased $15 million and $20 million as compared to November 30, 2011, respectively. These increases were attributable to growth in the respective portfolios along with continued seasoning of the private student loan portfolio.

The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Calendar Year Ended December 31, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	893	92	84	17	1,086
Deductions:
Charge-offs	(1,604)	(86)	(48)	(1)	(1,739)
Recoveries	504	7	2	—	513
Net charge-offs	(1,100)	(79)	(46)	(1)	(1,226)
Balance at end of period	$1,406	$112	$113	$17	$1,648

	For the One Month Ended December 31, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,554	$97	$73	$1	$1,725
Additions:
Provision for loan losses	165	9	4	—	178
Deductions:
Charge-offs	(146)	(8)	(2)	—	(156)
Recoveries	40	1	—	—	41
Net charge-offs	(106)	(7)	(2)	—	(115)
Balance at end of period	$1,613	$99	$75	$1	$1,788

	For the Fiscal Year Ended November 30, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$2,070	$82	$53	$—	$2,205
Additions:
Provision for loan losses	724	84	39	1	848
Deductions:
Charge-offs	(1,817)	(73)	(19)	—	(1,909)
Recoveries	577	4	—	—	581
Net charge-offs	(1,240)	(69)	(19)	—	(1,328)
Balance at end of period	$1,554	$97	$73	$1	$1,725

The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Fiscal Year Ended November 30, 2011
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$3,209	$76	$18	$1	$3,304
Additions:
Provision for loan losses	897	73	42	1	1,013
Deductions:
Charge-offs	(2,615)	(69)	(7)	(2)	(2,693)
Recoveries	579	2	—	—	581
Net charge-offs	(2,036)	(67)	(7)	(2)	(2,112)
Balance at end of period	$2,070	$82	$53	$—	$2,205

	For the Fiscal Year Ended November 30, 2010
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,648	$95	$14	$1	$1,758
Additions:
Addition to allowance related to securitized receivables (1)	2,144	—	—	—	2,144
Provision for loan losses	3,126	72	8	1	3,207
Deductions:
Charge-offs related to loans sold	(25)	—	—	—	(25)
Charge-offs	(4,154)	(92)	(4)	(1)	(4,251)
Recoveries	470	1	—	—	471
Net charge-offs	(3,684)	(91)	(4)	(1)	(3,780)
Balance at end of period	$3,209	$76	$18	$1	$3,304

	For the Year Ended November 30, 2009(2) (Non-GAAP As-Adjusted)
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$2,697	$52	$4	$1	$2,754
Additions:
Provision for loan losses	5,001	111	11	—	5,123
Deductions:
Charge-offs	(4,304)	(69)	(1)	—	(4,374)
Recoveries	398	1	—	—	399
Net charge-offs	(3,906)	(68)	(1)	—	(3,975)
Balance at end of period	$3,792	$95	$14	$1	$3,902

(1)
On December 1, 2009, upon adoption of the Financial Accounting Standards Board (“FASB”) Statements No. 166 and 167, we recorded $2.1 billion allowance for loan losses related to newly consolidated and reclassified credit card loan receivables.

(2)
Information related to credit card and total loans for 2009 is presented on an adjusted basis. No adjustments have been made for personal loans, federal and private student loans or other loans. See reconciliation in "— Reconciliations of GAAP to Non-GAAP As-Adjusted Data."

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Calendar Year Ended December 31, 2013		For the Fiscal Years Ended November 30,								For the One Month Ended December 31, 2012
									2009
			2012		2011		2010		(Non-GAAP As-Adjusted1)
	$	%	$	%	$	%	$	%	$	%	$	%
Credit card loans	$1,100	2.21%	$1,240	2.62%	$2,036	4.47%	$3,684	8.02%	$3,906	8.00%	$106	2.47%
Personal loans	$79	2.13%	$69	2.33%	$67	3.02%	$91	5.72%	$68	5.53%	$7	2.52%
Private student loans (excluding PCI(2))	$46	1.30%	$19	0.73%	$7	0.48%	$4	0.33%	$1	0.05%	$2	0.81%

(1)
Information related to credit card loan receivables for 2009 is presented on a non-GAAP as-adjusted basis. No adjustments have been made for personal loan or private student loan receivables. See reconciliation in "— Reconciliations of GAAP to Non-GAAP As-Adjusted Data."

(2)
Charge-offs for PCI loans did not result in a charge to earnings during any of the years presented and are therefore excluded from the calculation. See Note 5: Loan Receivables to our consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loan receivables decreased 41 basis points for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012. The decrease in the net charge-off rate for credit card loan receivables was driven by lower net charge-offs due to the continuing trend of low delinquencies combined with higher receivables balances. The net charge-off rate on our personal loan receivables declined by 20 basis points for the same period due to growth in the personal loan portfolio. The net charge-off rate on our private student loans excluding PCI loans increased 57 basis points due to a larger portion of the portfolio entering repayment.
The net charge-off rate on our credit card loan receivables decreased 185 basis points for the fiscal year ended November 30, 2012 as compared to the fiscal year ended November 30, 2011. The decrease in net charge-offs was attributable to an overall improvement in credit quality. Net charge-offs for private student loans increased slightly from prior fiscal year due to the seasoning of the portfolio as well as more loans entering repayment.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	Calendar Year Ended December 31, 2013								Fiscal Year Ended November 30, 2009 (Non-GAAP As-Adjusted1)		One Month Ended December 31, 2012
			Fiscal Year Ended November 30,
			2012		2011		2010
	$	%	$	%	$	%	$	%	$	%	$	%
Loans 30 days delinquent or more:
Credit card loans	$912	1.72%	$925	1.86%	$1,117	2.38%	$1,831	4.02%	$2,657	5.60%	$917	1.79%
Personal loans	$29	0.70%	$25	0.76%	$22	0.87%	$29	1.57%	$30	2.17%	$26	0.77%
Private student loans (excluding PCI loans(2))	$66	1.66%	$32	1.07%	$13	0.63%	$5	0.50%	$—	0.13%	$37	1.22%

Loans 90 days delinquent or more:
Credit card loans	$447	0.84%	$451	0.91%	$560	1.19%	$958	2.11%	$1,393	2.94%	$460	0.90%
Personal loans	$8	0.21%	$8	0.23%	$7	0.28%	$11	0.57%	$10	0.71%	$8	0.23%
Private student loans (excluding PCI loans(2))	$18	0.46%	$8	0.27%	$3	0.14%	$1	0.14%	$—	0.03%	$9	0.29%

Loans not accruing interest	$200	0.33%	$198	0.35%	$207	0.40%	$326	0.67%	$438	0.86%	$192	0.33%

Restructured loans:
Credit card loans(3)	$1,123	2.11%	$1,332	2.68%	$1,217	2.59%	$305	0.67%	$218	0.46%	$1,309	2.56%
Personal loans(4)	$31	0.74%	$21	0.64%	$8	0.29%	$—	—%	$—	—%	$21	0.65%
Private student loans(excluding PCI loans(2))(5)	$28	0.71%	$15	0.50%	$5	0.26%	$—	—%	$—	—%	$16	0.53%

(1)
Information related to credit card loan receivables for 2009 is presented on a non-GAAP as-adjusted basis. No adjustments have been made for personal loan or private student loan receivables. See reconciliation in "— Reconciliations of GAAP to Non-GAAP As-Adjusted Data."

(2)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(3)
Restructured loans include $43 million, $54 million, $56 million, $38 million, $35 million and $10.0 million at December 31, 2013 and 2012 and November 30, 2012, 2011, 2010, and 2009, respectively, that are also included in loans over 90 days delinquent or more.

(4)
Restructured loans include $2 million, $2 million and $1 million at December 31, 2013, December 31, 2012 and November 30, 2012, respectively, that are also included in loans over 90 days delinquent or more.

(5)
Restructured loans include $3 million, $2 million and $2 million at December 31, 2013, December 31, 2012 and November 30, 2012, respectively, that are also included in loans over 90 days delinquent or more.

Both credit card and personal loan receivables 30-day and 90-day delinquency rates at December 31, 2013 decreased slightly as compared to December 31, 2012 due to continuing favorable economic factors. The delinquency rates for private student loan balances at December 31, 2013 increased as compared to December 31, 2012 due to the seasoning of our loan portfolio as more loans have entered repayment. Restructured credit card loans at December 31, 2013 decreased compared to December 31, 2012 due to continued improvement in customer credit performance.
At December 31, 2012, both credit card and personal loan receivables 30-day and 90-day delinquency rates, as well as the student loan 90-day delinquency rate, were relatively flat as compared to November 30, 2012. The 30-day delinquency rates for private student loan balances at December 31, 2012 increased as compared to November 30, 2012 due to the seasoning of our loan portfolio and as more loans have entered repayment. Loan receivables not accruing interest and restructured loans at December 31, 2012 were relatively flat compared to November 30, 2012.

Maturities and Sensitivities of Loan Receivables to Changes in Interest Rates
Our loan portfolio had the following maturity distribution(1) at December 31, 2013 (dollars in millions):

	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Credit card loans	$15,435	$28,150	$9,565	$53,150
Personal loans	1,098	2,927	166	4,191
Private student loans (excluding PCI)	81	598	3,290	3,969
PCI private student loans	321	1,335	2,522	4,178
Other loans	63	19	53	135
Total loan portfolio	$16,998	$33,029	$15,596	$65,623

(1)
Because of the uncertainty regarding loan repayment patterns, the above amounts have been calculated using contractually required minimum payments. Historically, actual loan repayments have been higher than such minimum payments and, therefore, the above amounts may not necessarily be indicative of our actual loan repayments.

At December 31, 2013, approximately $33.5 billion of our loan portfolio due after one year had interest rates tied to an index and approximately $15.1 billion were fixed rate loans.
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

Other Income
The following table presents the components of other income for the periods presented (dollars in millions):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012	2013 Calendar Year vs. 2012 Fiscal Year increase (decrease)		2012 Fiscal Year vs. 2011 Fiscal Year increase (decrease)
		2012	2011		$	%	$	%
Discount and interchange revenue(1)	$1,126	$1,035	$1,084	$82	$91	9%	$(49)	(5)%
Protection products	350	409	428	33	(59)	(14)%	(19)	(4)%
Loan fee income	320	325	338	29	(5)	(2)%	(13)	(4)%
Transaction processing revenue	192	218	180	18	(26)	(12)%	38	21%
Gain (loss) on investments	5	26	(4)	2	(21)	(81)%	30	NM
Gain on origination and sale of mortgage loans	144	105	—	17	39	37%	105	NM
Other income	169	163	179	19	6	4%	(16)	(9)%
Total other income	$2,306	$2,281	$2,205	$200	$25	1%	$76	3%

(1)
Net of rewards, including Cashback Bonus rewards, of $1 billion, $1 billion, $879 million and $123 million for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012, respectively.

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
Discount and interchange revenue increased for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012, driven by higher sales volume. Discount and interchange revenue decreased for the fiscal year ended November 30, 2012 as compared to the fiscal year ended November 30, 2011, driven primarily by an increase in promotional Cashback Bonus rewards earned by our customers. This increase in rewards exceeded the increase in gross discount and interchange revenue, which was attributable to higher sales volume.
Protection Products
We earn revenue related to fees received for providing ancillary products and services, including payment protection and identity theft protection services, to customers. The amount of revenue recorded is generally based on either a percentage of a customer's outstanding balance or a flat fee and is recognized as earned.
Protection product revenue decreased for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012, as well as for the fiscal year ended November 30, 2012 as compared to the fiscal year ended November 30, 2011 reflecting lower sales volume related to these products as we have implemented changes in our offer strategies, which reduced selling over the last few years and which ceased at the end of 2012.

Loan Fee Income
Loan fee income consists primarily of fees on credit card loans and includes late, cash advance, and other miscellaneous fees. Loan fee income decreased slightly for both the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012, and for the fiscal year ended November 30, 2012 as compared to the fiscal year ended November 30, 2011. Lower levels of delinquencies resulted in a lower volume of loan fees being generated during the calendar year ended December 31, 2013 and the fiscal year ended November 30, 2012. This decrease was partially offset by fewer late fee charge-offs as overall net charge-offs declined due to a decrease in our credit card delinquency rates.
Transaction Processing Revenue
Transaction processing revenue represents switch fees charged to financial institutions and merchants for processing ATM, debit and point-of-sale transactions over the PULSE network, as well as various participation and membership fees. Switch fees are charged on a per transaction basis. Transaction processing revenue decreased for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012, reflecting the impact of merchant rerouting and lower rates. Transaction processing revenue increased for the fiscal year ended November 30, 2012, as compared to the fiscal year ended November 30, 2011, primarily due to higher PULSE transaction volumes partially offset by increased business development costs and customer incentive payments.
Gain (Loss) on Investments
Gain (loss) on investments includes realized gains and losses on the sale of investments, as well as any write-downs of investment securities to fair value when the decline in fair value is considered other than temporary. Gain (loss) on investments for the calendar year ended December 31, 2013 was mainly comprised of gains on U.S. Treasury and Agency Securities and other equity investments. Gain (loss) on investment securities for the fiscal year ended November 30, 2012 was comprised almost entirely of a gain of $26 million related to the liquidation of a minority interest in an equity investment. There was no similar benefit recognized in 2011.
Gain on Origination and Sale of Mortgage Loans
Gain on sale of mortgage loans consists of the net gain on the origination and sale of loans as well as the net gain on the related interest rate lock commitments and the net gain or loss on forward delivery contracts. Gain on sale of mortgage loans increased for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012, due to a full year of activity for the calendar year ended December 31, 2013 as compared to only a partial year of activity for the fiscal year ended November 30, 2012. The increase was partially offset by decrease in refinance mortgage loan volume due to increasing interest rates during 2013. The partial year of activity for the fiscal year ended November 30, 2012 resulted from the acquisition and integration of the assets of Home Loan Center in June of 2012.
Other Income
Other income includes royalty revenues earned by Diners Club, merchant fees, revenue from the transition services agreement related to the acquisition of SLC, revenue from merchants related to reward programs, revenues from network partners and other miscellaneous revenue items.
Other income was relatively flat for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012. Other income decreased for the fiscal year ended November 30, 2012 as compared to the fiscal year ended November 30, 2011 as revenue from the SLC transition services agreement decreased from the prior year. Additionally, the inclusion of the impact of the bargain purchase gain related to the acquisition of SLC in the first quarter of 2011 resulted in a $7 million gain, for which there was no equivalent impact in 2012. These decreases were offset by increases in revenues from merchant rewards programs.

Other Expense
The following table represents the components of other expense for the periods presented (dollars in millions):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012	2013 Calendar Year vs. 2012 Fiscal Year increase (decrease)		2012 Fiscal Year vs. 2011 Fiscal Year increase (decrease)
		2012	2011		$	%	$	%
Employee compensation and benefits	$1,164	$1,048	$914	$87	$116	11%	$134	15%
Marketing and business development	717	603	537	51	114	19%	66	12%
Information processing and communications	333	289	264	25	44	15%	25	9%
Professional fees	410	432	415	34	(22)	(5)%	17	4%
Premises and equipment	82	76	71	8	6	8%	5	7%
Other expense	488	604	340	35	(116)	(19)%	264	78%
Total other expense	$3,194	$3,052	$2,541	$240	$142	5%	$511	20%

Total other expense increased $142 million for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012 primarily due to higher employee compensation costs driven by growth in overall headcount along with a full year of operating activity of the Home Loan Center assets. Additionally, marketing and business development costs increased due to growth initiatives. Higher information processing and communications related expenses also contributed to the increase in other expense mainly related to increased software maintenance, licenses, and technology expenses due to growth initiatives. Other expense decreased primarily due to legal expenses associated with the consent order that Discover Bank entered into with the FDIC and CFPB, for which there was no equivalent impact in 2013.
Total other expense increased $511 million for the fiscal year ended November 30, 2012 as compared to the fiscal year ended November 30, 2011 primarily due to legal expenses associated with the consent order referenced above. Litigation-related expenses, included in other expenses, were $218 million for the fiscal year ended November 30, 2012 as compared to $22 million for the fiscal year ended November 30, 2011. The increase in total other expense was also driven by higher employee compensation costs from increased headcount, which was partially related to the acquisition of the assets of Home Loan Center. In addition, marketing and business development expenses increased due to growth initiatives. Higher incentive payments related to merchant global acceptance also contributed to the increase in total other expense.
Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	2.2	2.9	2.4	3.2
Valuation allowance - capital loss	—	—	(0.6)	—
Other	0.2	(0.4)	(0.2)	(0.1)
Effective income tax rate	37.4%	37.5%	36.6%	38.1%

Income tax expense increased $66 million, or 4.7%, for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012, reflecting an increase in pretax income. The effective tax rate decreased 0.1% for the calendar year ended December 31, 2013 from 37.5% for the fiscal year ended November 30, 2012 as a result of a decrease in state income tax rates offset by the impact of the Diners Club Italy acquisition.
Income tax expense increased $124 million, or 9.7%, for the fiscal year ended November 30, 2012 as compared to the fiscal year ended November 30, 2011, reflecting an increase in pretax income. The effective tax rate increased 0.9% for the fiscal year ended November 30, 2012 from 36.6% for the fiscal year ended November 30, 2011. The higher rate in the 2012 fiscal year reflects the release of a valuation allowance that was previously established on the capital loss generated from the sale of the Goldfish business unit, a decrease in uncertain state tax positions and the settlement of certain state examinations that were recorded in the 2011 fiscal year. There were no similar benefits in the 2012 fiscal year.
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
Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts.
At December 31, 2013, we had $28.4 billion of direct-to-consumer deposits and $16.4 billion of brokered deposits. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 22 months.
The following table summarizes deposits by contractual maturity as of December 31, 2013 (dollars in millions):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Indeterminate
Certificates of deposit in amounts less than $100,000(1)	$21,211	$1,537	$2,961	$4,602	$12,111	$—
Certificates of deposit in amounts of $100,000 to less than $250,000(1)	4,860	670	573	1,305	2,312	—
Certificates of deposit in amounts of $250,000(1)or greater	1,180	181	118	278	603	—
Savings deposits, including money market deposit accounts(2)	17,515	—	—	—	—	17,515
Total interest-bearing deposits	$44,766	$2,388	$3,652	$6,185	$15,026	$17,515

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

(2)	Represents deposits with no contractual maturity, except for structured sweep deposits associated with agreements entered into with third parties.
Credit Card Securitization Financing
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

The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of December 31, 2013, the three-month rolling average excess spread was 14.17%.
Another feature of our securitization structure, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which, in limited circumstances, excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 6: Credit Card and Student Loan Securitization Activities to our consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spreads at December 31, 2013.
We have the right to remove a random selection of accounts, which would serve to decrease the amount of credit card loan receivables restricted for securitization investors, subject to certain requirements including that the minimum seller's interest is still met. In third quarter 2013, receivable accounts were randomly selected and removed from credit card loan receivables restricted for securitization investors in the amount of $3 billion to reduce excess seller's interest. The removal freed up the accounts to be pledged at the Federal Reserve discount window, allowing us to increase our borrowing capacity. We satisfied all requirements, including the minimum seller's interest requirement, in order to complete the account removal. For additional information regarding the seller's interest requirement, see Note 6: Credit Card and Student Loan Securitization Activities to our consolidated financial statements.
At December 31, 2013, we had $14.7 billion of outstanding public asset-backed securities, $500 million of outstanding private asset-backed securitizations and $5.0 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries at December 31, 2013 (dollars in millions):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings—owed to credit card securitization investors	$15,194	$4,290	$6,355	$3,549	$1,000

The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Although the implementation of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860, Transfers and Servicing), no longer qualified certain transfers of assets for sale accounting treatment, the FDIC approved a final rule that preserved the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 1, 2009. Other legislative and regulatory developments may, however, impact our ability and/or desire to issue asset-backed securities in the future.

Corporate and Bank Debt
At December 31, 2013, the Parent Company had $1.3 billion in principal amount of senior notes outstanding. Discover Bank had $1.8 billion in principal amount of senior notes (issued during the first, third and fourth quarters of the 2013 calendar year) and $700 million in principal amount of subordinated notes outstanding.
At December 31, 2013, our senior notes are comprised of a $400 million issuance due in June 2017, a $78 million issuance due in July 2019, a $322 million issuance due in April 2022 and a $500 million issuance due in November 2022. The senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. Discover Bank’s senior notes are comprised of a $750 million issuance due February 2018 and a total issuance of $1 billion due August 2023. Discover Bank's subordinated notes are comprised of a $200 million issuance due in November 2019 and a $500 million issuance due in April 2020. For more information, see Note 10: Long-Term Borrowings to our consolidated financial statements.
Other Long-Term Borrowings—Student Loans
At December 31, 2013, we had $1.9 billion of remaining principal balance outstanding on securitized debt assumed as part of the SLC acquisition. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Short-Term Borrowings
We utilize a $225 million warehouse line of credit as a form of short-term borrowings. This line of credit is used for the sole purpose of funding consumer residential mortgage loans that are held for sale. The warehouse line of credit had an outstanding balance of $140 million as of December 31, 2013. In addition, we may access short-term borrowings through the Federal Funds market or through repurchase agreements. At December 31, 2013, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed undrawn capacity through privately placed asset-backed securitizations. Under these arrangements, we had used $500 million of capacity and had undrawn capacity of $7.0 billion at December 31, 2013.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of December 31, 2013, Discover Bank had $14.5 billion of available capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window as of December 31, 2013.
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
We also have agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at December 31, 2013. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of December 31, 2013, would have been $103 million.

A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Moody’s Investors Service	Standard & Poor’s	Fitch Ratings
Senior Unsecured Debt
Discover Financial Services	Ba1	BBB-	BBB
Discover Bank	Baa3	BBB	BBB
Outlook for Senior Unsecured Debt	Stable	Positive	Stable
Subordinated Debt
Discover Bank	Ba1	BBB-	BBB-
Discover Card Master Trust I
Class A(1)	Aaa(sf)	AAA(sf)	AAAsf
Class B(1)	A1(sf)	AA+(sf)	AAsf
Discover Card Execution Note Trust
Class A(1)	Aaa(sf)	AAA(sf)	AAAsf
Class B(1)	A1(sf)	AA+(sf)	AA-sf
Class C	N/A(2)	N/A(2)	N/A(2)

(1)	An “sf” in the rating denotes rating agency identification for structured finance product ratings.

(2)	All Class C notes are currently held by subsidiaries of Discover Bank and, therefore, are not publicly rated.
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
We maintain policies outlining the overall framework and general principles for managing liquidity risk across our business, which is the responsibility of our Asset and Liability Management Committee (the "ALCO"). We seek to balance the trade-offs between maintaining too much liquidity, which may be costly, with having too little liquidity that could cause financial distress. Liquidity risk is centrally managed by the ALCO, which is chaired by our Treasurer and has cross-functional membership. The ALCO monitors positions and determines any actions that may need to be taken.
At December 31, 2013, our liquidity portfolio was comprised of cash and cash equivalents and high quality, liquid investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we have the ability to raise cash by utilizing repurchase agreements, pledging certain of these investments to access the secured funding markets or selling them. The level and mix of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.

At December 31, 2013, our liquidity portfolio and undrawn credit facilities were $32.6 billion, which was $7.0 billion higher than the balance at December 30, 2012. During the calendar year ended December 31, 2013, the average balance of our liquidity portfolio was $11.1 billion.

	December 31,
	2013	2012
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$6,193	$2,187
Investment securities(2)	4,922	6,145
Total liquidity portfolio	11,115	8,332
Undrawn credit facilities(3)
Private asset-backed securitizations	7,000	6,750
Federal Reserve discount window(4)	14,500	10,487
Total undrawn credit facilities	21,500	17,237
Total liquidity portfolio and undrawn credit facilities	$32,615	$25,569

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $9 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2013.

(3)	See "—Funding Sources—Additional Funding Sources" for additional information.

(4)	Excludes $5 million and $146 million of investments accounted for in the liquidity portfolio that were pledged to the Federal Reserve as of December 31, 2013 and 2012, respectively.
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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At December 31, 2013, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
At December 31, 2013, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under Basel I.
Current or future legislative or regulatory initiatives may require us to hold more capital in the future. In July 2013, the Federal Reserve, OCC and the FDIC finalized rules to implement the provisions of the Basel III regulatory capital reforms that will be applicable to us and Discover Bank. The final rules include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes "capital" for purposes of calculating those ratios. In October 2012, the Federal Reserve and the FDIC issued final rules implementing the stress test requirements under the Reform Act, which we will be subject to beginning this year. For additional information, see "— Regulatory Environment and Developments."
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over the planning horizon. In 2013, we submitted a capital plan to the Federal Reserve under the Federal Reserve 2013 Capital Plan Review, or CapPR, program, which included planned dividends and share repurchases. On March 14, 2013, we received non-objection from the Federal Reserve with respect to our proposed capital actions through March 31, 2014.In January 2014, we submitted our annual capital plan to be reviewed by the Federal Reserve under the enhanced standards applied to the capital plans of CCAR BHCs under the Federal Reserve’s 2013 Comprehensive Capital Analysis and Review, or CCAR, program. Therefore, the Federal Reserve is applying enhanced standards to our capital plan submissions, including evaluation based on results of supervisory stress tests and enhanced documentation and process standards. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will be subject to the Federal Reserve’s review and non-objection of the actions that we have proposed this year in our annual capital plan.
We recently declared a quarterly cash dividend on our common stock of $0.20 per share, payable on February 20, 2014 to holders of record on February 6, 2014, which is consistent with the dividend amount that we paid in each of the second, third and fourth quarters. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on March 3, 2014 to holders of record on February 14, 2014, which was the same amount paid on our preferred stock in each of the four quarters.
On March 14, 2013, our board of directors approved a two-year share repurchase program authorizing the repurchase of up to $2.4 billion of our outstanding shares of common stock. The program expires on March 31, 2015, and may be terminated at any time. This program replaced the prior $2 billion program, which had nearly $600 million of remaining authorization. During the calendar year ended December 31, 2013, we repurchased approximately 27 million shares, or 5%, of our outstanding common stock for $1.3 billion. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. Any share repurchases after March 31, 2014 will be subject to receiving Federal Reserve non-objection with respect to our proposed capital actions through March 31, 2015.
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our board of directors. The amount and size of any future dividends and share repurchases will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period, no dividend may be declared or paid or set aside for payment on our common stock. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent to which our banking subsidiaries can provide funds to us through dividends, loans or otherwise. Further, also noted above, current or future regulatory initiatives may require us to hold more capital in the future. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future. For more information, including conditions and limits on our ability to pay dividends and repurchase our stock, see "Business — Supervision and Regulation — Capital, Dividends and Share Repurchases," "Risk Factors — We may be limited in our ability to pay dividends on and repurchase our stock" and "— We are a holding company and depend on payments from our subsidiaries" and Note 18: Capital Adequacy to our consolidated financial statements.
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

Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2013 included deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed rate debt, purchase obligations and other liabilities. Our future cash payments associated with our contractual obligations as of December 31, 2013 are summarized below (dollars in millions):

		Payments Due By Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	More Than Five Years
Deposits(1)(2)	$44,959	$29,934	$9,776	$3,889	$1,360
Borrowings(3)	20,473	4,289	6,355	4,712	5,117
Capital lease obligations	1	1	—	—	—
Operating leases	58	15	21	15	7
Interest payments on fixed rate debt	1,636	282	533	388	433
Purchase obligations(4)	610	359	198	43	10
Other liabilities(5)	224	41	52	31	100
Total contractual obligations	$67,961	$34,921	$16,935	$9,078	$7,027

(1)
Deposits do not include interest payments because payment amounts and timing cannot be reasonably estimated as certain deposit accounts have early withdrawal rights and the option to roll interest payments into the balance.

(2)	Deposits due in less than one year include deposits with indeterminate maturities.

(3)
See Note 10: Long-Term Borrowings to our consolidated financial statements for further discussion. Total future payment of interest charges for the floating rate notes is estimated to be $892 million as of December 31, 2013, utilizing the current interest rates as of that date.

(4)
Purchase obligations for goods and services include payments under, among other things, consulting, outsourcing, data, advertising, sponsorship, software license, telecommunications agreements and global acceptance contracts. Purchase obligations also include payments under rewards program agreements with merchants. Purchase obligations at December 31, 2013 reflect the minimum purchase obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statement of financial condition.

(5)
Other liabilities include our expected future contributions to our pension and postretirement benefit plans, the contingent liability associated with our equity method securities and a commitment to purchase certain when-issued mortgage-backed securities under an agreement with the Delaware State Housing Authority as part of our community reinvestment initiatives.

As of December 31, 2013 our consolidated statement of financial condition reflects a liability for unrecognized tax benefits of $629 million, and approximately $118 million of accrued interest and penalties. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated income tax obligations about which there is uncertainty, as addressed in ASC Topic 740, Income Taxes (guidance formerly provided by FASB Interpretation No. 48), have been excluded from the contractual obligations table. See Note 16: Income Taxes to our consolidated financial statements for further information concerning our tax obligations.
We extend credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At December 31, 2013, our unused commitments were $162.8 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. We are exposed to market risk primarily from changes in interest rates.
Interest Rate Risk
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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At December 31, 2013, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2013, we estimate that net interest income over the following 12-month period would increase by approximately $136 million, or 2%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2012, we estimated that net interest income over the following 12-month period would increase by approximately $41 million, or 1%. The increase in net interest income sensitivity is due to actions we have taken to position our balance sheet for future rate increases, which included swapping floating-rate borrowings to fixed rate borrowings in the second and third quarters of 2013 calendar year. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Discover Financial Services
Riverwoods, IL
We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition, and related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows as of and for the year ended December 31, 2013 of the Company and our report dated February 24, 2014 expressed an unqualified opinion on those financial statements.
Chicago, Illinois
February 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Discover Financial Services
Riverwoods, IL
We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the calendar year ended December 31, 2013, the fiscal years ended November 30, 2012 and 2011, and the one-month period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Discover Financial Services at December 31, 2013 and 2012, and the results of their operations and their cash flows for the calendar year ended December 31, 2013, the fiscal years ended November 30, 2012 and 2011, and the one-month period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
Chicago, Illinois
February 24, 2014

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Financial Condition

	December 31,
	2013	2012
	(dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$6,554	$2,584
Restricted cash	182	290
Investment securities:
Available-for-sale (amortized cost of $4,900 and $6,031 at December 31, 2013 and December 31, 2012, respectively)	4,931	6,145
Held-to-maturity (fair value of $58 and $89 at December 31, 2013 and December 31, 2012, respectively)	60	87
Total investment securities	4,991	6,232
Loan receivables:
Mortgage loans held for sale, measured at fair value	148	355
Loan portfolio:
Credit card	53,150	51,135
Other	8,295	6,406
Purchased credit-impaired loans	4,178	4,702
Total loan portfolio	65,623	62,243
Total loan receivables	65,771	62,598
Allowance for loan losses	(1,648)	(1,788)
Net loan receivables	64,123	60,810
Premises and equipment, net	654	538
Goodwill	284	286
Intangible assets, net	185	189
Other assets	2,367	2,562
Total assets	$79,340	$73,491
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$44,766	$42,077
Non-interest bearing deposit accounts	193	136
Total deposits	44,959	42,213
Short-term borrowings	140	327
Long-term borrowings	20,474	17,666
Accrued expenses and other liabilities	2,958	3,412
Total liabilities	68,531	63,618
Commitments, contingencies and guarantees (Notes 16, 19, and 20)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 555,349,629 and 553,350,975 shares issued at December 31, 2013 and December 31, 2012, respectively	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued or outstanding and aggregate liquidation preference of $575 at December 31, 2013 and December 31, 2012, respectively	560	560
Additional paid-in capital	3,687	3,598
Retained earnings	9,611	7,472
Accumulated other comprehensive loss	(68)	(72)
Treasury stock, at cost; 83,105,578 and 55,489,104 shares at December 31, 2013 and December 31, 2012, respectively	(2,986)	(1,690)
Total stockholders’ equity	10,809	9,873
Total liabilities and stockholders’ equity	$79,340	$73,491

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

	December 31,
	2013	2012
	(dollars in millions)
Assets
Restricted cash	$179	$280
Credit card loan receivables	$31,112	$34,782
Purchased credit-impaired loans	$2,248	$2,539
Allowance for loan losses allocated to securitized loan receivables	$(861)	$(1,110)
Other assets	$34	$29
Liabilities
Long-term borrowings	$16,986	$15,933
Accrued interest payable	$9	$11

See Notes to Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Income

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
	(dollars in millions, except per share amounts)
Interest income:
Credit card loans	$5,978	$5,751	$5,654	$510
Other loans	997	856	619	78
Investment securities	74	80	59	7
Other interest income	15	16	13	—
Total interest income	7,064	6,703	6,345	595
Interest expense:
Deposits	698	845	987	65
Short-term borrowings	3	1	—	—
Long-term borrowings	445	485	498	38
Total interest expense	1,146	1,331	1,485	103
Net interest income	5,918	5,372	4,860	492
Provision for loan losses	1,086	848	1,013	178
Net interest income after provision for loan losses	4,832	4,524	3,847	314
Other income:
Discount and interchange revenue, net	1,126	1,035	1,084	82
Protection products revenue	350	409	428	33
Loan fee income	320	325	338	29
Transaction processing revenue	192	218	180	18
Gain (loss) on investments	5	26	(4)	2
Gain on origination and sale of mortgage loans	144	105	—	17
Other income	169	163	179	19
Total other income	2,306	2,281	2,205	200
Other expense:
Employee compensation and benefits	1,164	1,048	914	87
Marketing and business development	717	603	537	51
Information processing and communications	333	289	264	25
Professional fees	410	432	415	34
Premises and equipment	82	76	71	8
Other expense	488	604	340	35
Total other expense	3,194	3,052	2,541	240
Income before income tax expense	3,944	3,753	3,511	274
Income tax expense	1,474	1,408	1,284	104
Net income	$2,470	$2,345	$2,227	$170
Net income allocated to common stockholders	$2,414	$2,318	$2,202	$168
Basic earnings per common share	$4.97	$4.47	$4.06	$0.34
Diluted earnings per common share	$4.96	$4.46	$4.06	$0.34

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Comprehensive Income

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
	(dollars in millions)
Net income	$2,470	$2,345	$2,227	$170
Other comprehensive income (loss), net of taxes
Unrealized (loss) gain on available-for-sale investment securities, net of tax	(52)	19	47	(3)
Unrealized gain (loss) on cash flow hedges, net of tax	10	(4)	5	—
Unrealized pension and post-retirement plan gain (loss), net of tax	45	(38)	(21)	6
Foreign currency translation adjustments, net of tax	1	—	—	—
Other comprehensive income (loss)	4	(23)	31	3
Comprehensive income	$2,474	$2,322	$2,258	$173

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
	(dollars in millions, shares in thousands)
Balance at November 30, 2010	—	$—	547,128	$5	$3,435	$3,126	$(83)	$(26)	$6,457
Net income	—	—	—	—	—	2,227	—	—	2,227
Other comprehensive income	—	—	—	—	—	—	31	—	31
Purchases of treasury stock	—	—	—	—	—	—	—	(436)	(436)
Common stock issued under employee benefit plans	—	—	54	—	1	—	—	—	1
Common stock issued and stock-based compensation expense	—	—	2,567	—	72	—	—	—	72
Dividends—common stock ($0.20 per share)	—	—	—	—	—	(110)	—	—	(110)
Balance at November 30, 2011	—	$—	549,749	$5	$3,508	$5,243	$(52)	$(462)	$8,242
Net income	—	—	—	—	—	2,345	—	—	2,345
Other comprehensive loss	—	—	—	—	—	—	(23)	—	(23)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,216)	(1,216)
Common stock issued under employee benefit plans	—	—	54	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	3,246	—	83	—	—	—	83
Dividends—common stock ($0.40 per share)	—	—	—	—	—	(210)	—	—	(210)
Dividends—Series B preferred stock ($8.13 per share)	—	—	—	—	—	(5)	—	—	(5)
Issuance of Series B preferred stock, net of issuance costs	575	560	—	—	—	—	—	—	560
Balance at November 30, 2012	575	$560	553,049	$5	$3,593	$7,373	$(75)	$(1,678)	$9,778
Net income	—	—	—	—	—	170	—	—	170
Other comprehensive income	—	—	—	—	—	—	3	—	3
Purchases of treasury stock	—	—	—	—	—	—	—	(12)	(12)
Common stock issued and stock-based compensation expense	—	—	302	—	5	—	—	—	5
Dividends—common stock ($0.14 per share)	—	—	—	—	—	(71)	—	—	(71)
Balance at December 31, 2012	575	$560	553,351	$5	$3,598	$7,472	$(72)	$(1,690)	$9,873
Net income	—	—	—	—	—	2,470	—	—	2,470
Other comprehensive income	—	—	—	—	—	—	4	—	4
Purchases of treasury stock	—	—	—	—	—	—	—	(1,296)	(1,296)
Common stock issued under employee benefit plans	—	—	66	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	1,933	—	86	—	—	—	86
Dividends—common stock ($0.60 per share)	—	—	—	—	—	(294)	—	—	(294)
Dividends—Series B preferred stock ($65.00 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance at December 31, 2013	575	$560	555,350	$5	$3,687	$9,611	$(68)	$(2,986)	$10,809

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Cash Flows

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
	(dollars in millions)
Cash flows from operating activities
Net income	$2,470	$2,345	$2,227	$170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,086	848	1,013	178
Deferred income taxes	322	146	232	(12)
Depreciation and amortization on premises and equipment	111	95	90	9
Amortization of deferred revenues	(193)	(204)	(255)	(16)
Other depreciation and amortization	223	172	156	15
Accretion of accretable yield on acquired loans	(272)	(303)	(225)	(24)
(Gain) loss on investments	(5)	(26)	4	(2)
Loss on equity method and other investments	18	11	5	1
Loss on premises and equipment	8	—	3	—
Gain on origination and sale of loans	(144)	(104)	(5)	(17)
Stock-based compensation expense	59	47	44	3
Gain on purchase of business	—	—	(7)	—
Proceeds from sale of mortgage loans originated for sale	4,160	1,798	—	378
Net principal disbursed on mortgage loans originated for sale	(3,805)	(2,021)	—	(392)
Changes in assets and liabilities:
Increase in other assets	(252)	(112)	(22)	(68)
(Decrease) increase in accrued expenses and other liabilities	(269)	349	338	(1)
Net cash provided by operating activities	3,517	3,041	3,598	222

Cash flows from investing activities
Maturities of other short-term investments	—	—	375	—
Maturities and sales of available-for-sale investment securities	1,423	1,783	1,327	112
Purchases of available-for-sale investment securities	(325)	(1,816)	(2,400)	(132)
Maturities of held-to-maturity investment securities	29	11	18	1
Purchases of held-to-maturity investment securities	(2)	(51)	(2)	—
Proceeds from sale of student loans held for sale	—	269	29	—
Net principal disbursed on loans originated for investment	(3,915)	(4,085)	(3,958)	(1,599)
Purchases of loan receivables	(136)	(490)	(3,165)	(27)
Purchase of net assets of a business	—	(49)	—	—
Purchase of business, net of cash acquired	—	—	(401)	—
Purchases of other investments	(114)	(65)	(109)	(4)
Proceeds from sale of other investments	—	—	—	17
Decrease (increase) in restricted cash	108	(1,057)	284	2,054
Proceeds from sale of premises and equipment	—	1	3	—
Purchases of premises and equipment	(231)	(144)	(111)	(13)
Net cash (used for) provided by investing activities	(3,163)	(5,693)	(8,110)	409

Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(231)	234	50	43
Proceeds from issuance of securitized debt	4,650	5,850	3,700	—
Maturities and repayment of securitized debt	(3,638)	(3,752)	(5,744)	(2,066)
Proceeds from issuance of other long-term borrowings	1,744	—	—	—
Repayment of long-term borrowings and bank notes	—	(13)	(362)	—
Payment of contingent consideration for purchase of net assets of a business, at fair value	(9)	—	—	—
Premium paid on debt exchange	—	(291)	—	—
Proceeds from issuance of common stock	13	26	23	2
Purchases of treasury stock	(1,296)	(1,216)	(436)	(12)
Net increase in deposits	2,782	2,539	5,142	65
Proceeds from issuance of preferred stock	—	560	—	—
Dividends paid on common and preferred stock	(399)	(209)	(110)	(5)
Net cash provided by (used for) financing activities	3,616	3,728	2,263	(1,973)
Net increase (decrease) in cash and cash equivalents	3,970	1,076	(2,249)	(1,342)
Cash and cash equivalents, at beginning of period	2,584	2,850	5,099	3,926
Cash and cash equivalents, at end of period	$6,554	$3,926	$2,850	$2,584

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$975	$1,203	$1,342	$81
Income taxes, net of income tax refunds	$1,348	$1,301	$906	$(1)
Non-cash investing and financing transactions:
Initial fair value of contingent consideration paid for purchase of net assets of a business	$—	$8	$—	$—
Assumption of debt by buyer related to loans sold	$—	$425	$—	$—
Assumption of SLC debt	$—	$—	$2,921	$—

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Background and Basis of Presentation
Description of Business
Discover Financial Services (“DFS” or the “Company”) is a direct banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Through its Discover Bank subsidiary, a Delaware state-chartered bank, the Company offers its customers credit card loans, private student loans, personal loans, home equity loans and deposit products. Through its Discover Home Loans, Inc. subsidiary, the Company offers its customers home loans. Through its DFS Services LLC subsidiary and its subsidiaries, the Company operates the Discover Network, the PULSE network (“PULSE”), and Diners Club International (“Diners Club”). The Discover Network is a payment card transaction processing network for Discover branded credit cards and credit, debit and prepaid cards, issued by third parties, which the Company refers to as network partners. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees that issue Diners Club branded charge cards and/or provide card acceptance services.
The Company’s business segments are Direct Banking and Payment Services. The Direct Banking segment includes consumer banking and lending products, specifically Discover branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including private student loans, personal loans, home loans, home equity loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, the Company's credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.
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
Change in Fiscal Year End
On December 3, 2012, the Company's board of directors approved a change in the Company’s fiscal year end from November 30 to December 31 of each year. This fiscal year change was effective January 1, 2013. As a result of the change, the Company had a one month transition period in December 2012. The audited results for the one month ended December 31, 2012 and the unaudited results for the one month ended December 31, 2011 are included in this report in Note 26: Transition Period Financial Information.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. The Company believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Actual results could differ from these estimates. Beginning with the 2012 Form 10-K, the Company began reporting all dollar amounts in millions. In certain circumstances, this change in rounding resulted in prior year disclosures being removed. Certain prior period amounts have been reclassified to conform to current period presentation.
Principles of Consolidation
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
It is also the Company's policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as defined by GAAP. On this basis, the Company consolidates the Discover Card Master Trust I and the Discover Card Execution Note Trust as well as three student loan securitization trusts acquired in 2010. The Company is deemed to be the primary beneficiary of each of these trusts since it is, for each, the trust servicer and the holder of both the residual interest and the majority of the most subordinated interests. Because of those involvements, the Company has, for each trust, i) the power to direct the activities that most significantly impact the economic performance of the trust, and ii) the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. The Company has determined that it was not the primary beneficiary of any other variable interest entity during the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 or one month ended December 31, 2012.
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
Recently Issued Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This standard will permit a reporting entity to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under this new method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). This treatment will replace the effective yield method currently permitted for certain investments of this kind. The Company has not historically utilized the effective yield method, and as a result, implementation of this ASU will not impact the Company’s accounting for its investments in qualified affordable housing projects unless a subsequent election is made to apply it. In addition to establishing the conditions under which the proportional amortization method can be used, the ASU calls for additional disclosures that will enable the reader to understand the nature of the investment and the effect of its measurement and related tax credits on the company’s financial position and results of operations. The new guidance is effective for annual reporting periods beginning after December 15, 2014 and interim periods within those periods, with early adoption permitted. The standard will require additional disclosure about the nature of the Company's affordable housing investments, but unless the Company subsequently decides to elect the new accounting model, the new guidance will have no effect on the Company’s financial condition, results of operations or cash flows.

2.	Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents is defined by the Company as cash on deposit with banks, including time deposits and other highly liquid investments, with maturities of 90 days or less when purchased. Cash and cash equivalents included $719 million and $797 million of cash and due from banks and $5.8 billion and $1.8 billion of interest-earning deposits in other banks at December 31, 2013 and 2012, respectively.
Restricted Cash
Restricted cash includes cash for which the Company's ability to withdraw funds at any time is contractually limited. Restricted cash is generally designated for specific purposes arising out of certain contractual or other obligations.
Investment Securities
At December 31, 2013, investment securities consisted of U.S. Treasury and U.S. government agency obligations, mortgage-backed securities issued by government agencies, debt instruments issued by states and political subdivisions of states and credit card asset-backed securities issued by other institutions. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost.

All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income included in stockholders' equity. The Company estimates the fair value of available-for-sale investment securities pursuant to the guidance in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as more fully discussed in Note 21: Fair Value Measurements and Disclosures. The amortized cost for each held-to-maturity and available-for-sale investment security is adjusted for amortization of premiums or accretion of discounts, as appropriate. Such amortization or accretion is included in interest income. The Company evaluates its unrealized loss positions for other-than-temporary impairment in accordance with GAAP applicable for investments in debt and equity securities. Realized gains and losses and other-than-temporary impairments related to investment securities are determined at the individual security level and are reported in other income.
Mortgage Loans Held for Sale
Mortgage loans held for sale consist of residential first mortgage loans that are secured by residential real estate throughout the United States. The Company originates all of its residential real estate loans with the intent to sell them in the secondary market on a servicing-released basis and classifies them as held for sale at the time of origination. The Company includes mortgage loans held for sale in total loan receivables and carries these assets at fair value pursuant to an optional fair value measurement election. Changes in fair value are recorded through revenue prior to the sale of the loans to investors. The gain or loss on the sale of loans is recognized on the date the loans are sold and is based on the difference between the sale proceeds received and the carrying value of the loans, adjusted for the impact of the related hedges (see "— Financial Instruments Used for Asset and Liability Management" and Note 22: Derivatives and Hedging Activities for further discussion of mortgage-related hedging activities and see Note 21: Fair Value Measurements and Disclosures for further discussion on estimating fair value for mortgage loans held for sale). The Company recognizes interest income on these loans separately from changes in their fair value.
Loan Receivables
Loan receivables consist of credit card receivables and other loans and include purchased credit-impaired ("PCI") loans as well as loans held for sale. Loan receivables also include unamortized net deferred loan origination fees and costs (also see “— Loan Interest and Fee Income”). Credit card loan receivables include consumer credit card loan receivables and business credit card loan receivables. Credit card loan receivables are reported at their principal amounts outstanding and include uncollected billed interest and fees and are reduced for unearned revenue related to balance transfer fees (also see “— Loan Interest and Fee Income”). Other loans consist of student loans, personal loans and other loans and are reported at their principal amounts outstanding. With the exception of mortgages, the Company's loan receivables are deemed to be held for investment at origination or acquisition because management has the intent and ability to hold them for the foreseeable future.
PCI loans are loans acquired at prices which reflected a discount related to deterioration in individual loan credit quality since origination. The Company's PCI loans are comprised entirely of private student loans acquired during the 2011 fiscal year. These loans are accounted for pursuant to ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.
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

The estimate of cash flows expected to be collected is evaluated each reporting period to ensure it reflects management's latest expectations of future credit losses and borrower prepayments, and interest rates in effect in the current period. To the extent expected credit losses increase after the acquisition dates, the Company will record an allowance for loan losses through the provision for loan losses, which will reduce net income. Changes in expected cash flows related to changes in prepayments or interest rate indices for variable rate loans generally are recorded prospectively as adjustments to interest income.
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
Delinquent Loans
The entire balance of an account is contractually past due if the minimum payment is not received by the specified date on the customer's billing statement. Delinquency is reported on loans that are 30 days or more past due.
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
Allowance for Loan Losses
The Company maintains an allowance for loan losses at a level that is appropriate to absorb probable losses inherent in the loan portfolio. The estimate of probable incurred losses considers uncollectible principal, interest and fees reflected in the loan receivables. The allowance is evaluated monthly for appropriateness and is maintained through an adjustment to the provision for loan losses. Charge-offs of principal amounts of loans outstanding are deducted from the allowance and subsequent recoveries of such amounts increase the allowance.
The Company calculates its allowance for loan losses by estimating probable losses separately for classes of the loan portfolio with similar loan characteristics, which generally results in segmenting the portfolio by loan product type.
For its credit card loan receivables, the Company bases its allowance for loan loss on several analyses that help estimate incurred losses as of the balance sheet date. While the Company's estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. The Company uses a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The Company uses other analyses to estimate losses incurred on non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, and forecasting uncertainties. The Company does not evaluate credit card loans for impairment on an individual basis, but instead estimates its allowance for credit card loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest.
For its other loans, the Company considers historical and forecasted estimates of incurred losses in estimating the related allowance for loan losses. The Company also considers other factors, such as current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. Similar to credit card loans, the Company estimates its allowance for personal and student loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest.
As part of certain collection strategies, the Company may modify the terms of loans to customers experiencing financial hardship. Temporary and permanent modifications on credit card loans, certain grants of student loan forbearance and certain short and long-term modifications to personal loans are considered troubled debt restructurings and are accounted for in accordance with ASC Subtopic 310-40, Troubled Debt Restructuring by Creditors. With respect to student loans, the Company does not anticipate significant shortfalls in collections on the contractual amounts due from borrowers using a first forbearance period as the historical performance of these borrowers is not significantly different from the overall portfolio. However, when a delinquent borrower is granted a second forbearance period, the forbearance is considered a troubled debt restructuring.
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
Premises and Equipment, net
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
Purchased software and capitalized costs related to internally developed software are amortized over their useful lives of three to ten years. Costs incurred during the application development stage related to internally developed software are capitalized in accordance with ASC Subtopic 350-40, Intangibles - Goodwill and Other: Internal Use Software. Pursuant to that guidance, costs are expensed as incurred during the preliminary project stage and post implementation stage. Once the capitalization criteria as defined in GAAP have been met, external direct costs incurred for materials and services used in developing or obtaining internal-use computer software and payroll and payroll-related costs for employees who are directly associated with the internal-use computer software project (to the extent those employees devoted time directly to the project) are capitalized. Amortization of capitalized costs begins when the software is ready for its intended use. Capitalized software is included in premises and equipment, net in the Company's consolidated statements of financial condition. See Note 7: Premises and Equipment for further information about the Company's premises and equipment.
Goodwill
Goodwill is recorded as part of the Company's acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company's goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, pursuant to ASC Topic 350, Intangibles - Goodwill and Other. The Company's reported goodwill relates to PULSE, acquired in 2005, and to the Home Loan Center mortgage origination business acquired in 2012. The Company's goodwill impairment analysis is a two-step test. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds its carrying value including goodwill, goodwill is not impaired. If the carrying value including goodwill exceeds its fair value, goodwill is potentially impaired and the second step of the test becomes necessary. In the second step, the implied fair value of goodwill is derived and compared to the carrying amount of goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the fair values of all identifiable assets less the liabilities associated with the reporting unit. If the carrying value of goodwill allocated to the reporting unit exceeds its implied fair value, an impairment charge is recorded for the excess.
Historically, the Company’s policy was to perform the annual impairment test of goodwill as of June 1 of each year. The 2013 annual impairment test was conducted in accordance with this policy and identified no impairment. During the fourth quarter of 2013, the Company changed the date of its annual goodwill impairment test to October 1. The change in goodwill impairment testing date is deemed a change in accounting principle which management determined to be preferable under the circumstances. The change was made to better align with the timing of its annual and long-term planning process, which is a significant element in the testing process. Due to the change in the Company’s fiscal year end from November 30 to December 31, the change from June 1 to October 1 also enhances the ability of the Company to obtain carrying values for use in the testing process by using the beginning of a fiscal quarter.
In connection with the change in date of the annual goodwill impairment test, the Company performed a goodwill impairment test on October 1, 2013, and no impairment charge was identified. This change did not delay, accelerate, or avoid a goodwill impairment charge. The goodwill impairment tests on June 1, 2013 and October 1, 2013 were performed such that a period greater than 12 months did not elapse between test dates. The change in the annual goodwill impairment testing date was applied prospectively beginning on October 1, 2013 and had no effect on the consolidated financial statements. This change was not applied retrospectively as it is impracticable to do so because retrospective application would have required the application of significant estimates and assumptions without the use of hindsight.
Intangible Assets
The Company's identifiable intangible assets consist of both amortizable and nonamortizable intangible assets. The Company's amortizable intangible assets consist primarily of acquired customer relationships and certain trade name intangibles. All of the Company's amortizable intangible assets are carried at net book value and are amortized over their estimated useful lives. The amortization periods approximate the periods over which the Company expects to generate future net cash inflows from the use of these assets. The Company's policy is to amortize intangibles in a manner that reflects the pattern in which the projected net cash inflows to the Company are expected to occur, where such pattern can be reasonably determined, as opposed to the straight-line basis. This method of amortization typically results in a greater portion of the intangible asset being amortized in the earlier years of its useful life.
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

During the fourth quarter of 2013, the Company changed the date of its annual impairment test for nonamortizable intangible assets from June 1 to October 1 to coincide with the change in the Company's goodwill impairment test date. The Company performed impairment tests at June 1, 2013 and October 1, 2013, and as such a period greater than 12 months did not elapse between test dates. No impairment charges were identified during the impairment tests conducted at June 1, 2013 and October 1, 2013.
Stock-based Compensation
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
Advertising Costs
The Company expenses advertising costs as incurred. Television advertising costs are expensed in the period in which the advertising is first aired. Advertising costs are recorded in marketing and business development and were $208 million, $172 million, $150 million and $17 million for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012, respectively.
Income Taxes
Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recognized when their realization is determined to be more likely than not, in accordance with the accounting guidance. Uncertain tax positions are measured at the highest amount of tax benefit for which realization is judged to be more likely than not. Tax benefits that do not meet these criteria are unrecognized tax benefits. See Note 16: Income Taxes for more information about the Company's income taxes.
Financial Instruments Used for Asset and Liability Management
The Company utilizes derivative financial instruments to manage its various exposures to changes in fair value of certain assets and liabilities, variability in future cash flows arising from changes in interest rates, or other types of forecasted transactions, and changes in foreign exchange rates. All derivatives are carried at their estimated fair values on the Company’s consolidated statements of financial condition. Derivatives having positive net fair values, inclusive of net accrued interest receipts or payments, are recorded in other assets. Derivatives with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in accrued expenses and other liabilities. The methodologies used to estimate the fair values of these derivative financial instruments are described in Note 21: Fair Value Measurements and Disclosures. Collateral receivable or payable amounts associated with derivatives are not offset against the fair value of these derivatives, but are recorded separately in other assets or deposits, respectively.
Certain of these instruments are designated and qualify for hedge accounting in accordance ASC Topic 815, Derivatives and Hedging. Under cash flow hedge accounting, the effective portion of the change in the fair value of these derivative instruments is recognized in other comprehensive income. The change in fair value of these derivative instruments relating to the ineffective portion is recognized immediately in other income. Amounts accumulated in other comprehensive income are reclassified to earnings in the period during which the hedged items affect income. For a net investment hedge, the effective portion of changes in the fair value of the derivatives is reported in other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated. Under fair value hedge accounting, changes in both (i) the fair values of the derivative instruments and (ii) the fair values of the hedged items relating to the risks being hedged, including net differences, if any (i.e., ineffectiveness), are recorded in interest expense. Certain other derivatives are not designated as hedges and do not qualify for hedge accounting; changes in the fair value of these derivatives are recorded in other income. These transactions are discussed in more detail in Note 22: Derivatives and Hedging Activities.

Accumulated Other Comprehensive Income
The Company records unrealized gains and losses on available-for-sale securities, changes in the fair value of cash flow hedges, and certain pension and foreign currency translation adjustments in other comprehensive income ("OCI") on an after-tax basis where applicable. Details of other comprehensive income, net of tax, are presented in the statement of comprehensive income, and a rollforward of accumulated other comprehensive income ("AOCI") is presented in the statement of changes in stockholders' equity and Note 14: Accumulated Other Comprehensive Income.
Significant Revenue Recognition Accounting Policies
Loan Interest and Fee Income
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
The Company recognizes fees (except annual fees, balance transfer fees and certain product fees) on loan receivables in interest income or loan fee income as the fees are assessed. Annual fees, balance transfer fees and certain product fees are recognized in interest income or loan fee income ratably over the periods to which they relate. Balance transfer fees are accreted to interest income over the life of the related balance. As of December 31, 2013 and 2012, deferred revenues related to balance transfer fees, recorded as a reduction of loan receivables, were $37 million and $34 million, respectively. Loan fee income consists of fees on credit card loans and includes annual, late, returned check, cash advance and other miscellaneous fees and is reflected net of waivers and charge-offs.
Pursuant to ASC Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs, direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one-year period and recorded in interest income from credit card loans. Direct loan origination costs on other loan receivables are deferred and amortized over the life of the loan using the interest method and is recorded in interest income from other loans. As of December 31, 2013 and 2012, the remaining unamortized deferred costs related to loan origination were $43 million and $29 million, respectively, and were recorded in loan receivables.
The Company accrues interest and fees on loan receivables until the loans are paid or charged off, except in instances of customer bankruptcy, death or fraud, where no further interest and fee accruals occur following notification. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. When loan receivables are charged off, unpaid accrued interest and fees are reversed against the income line items in which they were originally recorded in the consolidated statements of income. Charge-offs and recoveries of amounts which relate to capitalized interest on student loans are treated as principal charge-offs and recoveries, affecting the provision for loan losses rather than interest income. The Company considers uncollectible interest and fee revenues in assessing the adequacy of the allowance for loan losses.
Discount and Interchange Revenue
The Company earns discount revenue from fees charged to merchants with whom the Company has entered into card acceptance agreements for processing credit card purchase transactions. We earn acquirer interchange revenue from merchant acquirers on all Discover Network, Diners Club and PULSE transactions made by credit and debit cardholders at merchants with whom merchant acquirers have entered into card acceptance agreements for processing payment card transactions. The Company pays issuer interchange to network partners who have entered into contractual arrangements to issue cards on the Company's networks as compensation for risk and other operating costs. The discount revenue or acquirer interchange is recognized as revenue, net of any associated issuer interchange cost, at the time the transaction is captured.
Customer Rewards
The Company offers its customers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain customers a reward equal to a percentage of their credit card purchase amounts based on the type and volume of the customer's purchases. The liability for customer rewards, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition, is estimated on an individual customer basis and is accumulated as qualified customers make progress toward earning the reward through their ongoing credit card purchase activity or other defined actions. In determining the appropriate liability for customer rewards, the Company estimates forfeitures of rewards accumulated but not redeemed based on historical account closure and charge-off experience, actual customer credit card purchase activity and the terms of the rewards program. In accordance with ASC Subtopic 605-50, Revenue Recognition: Customer Payments and Incentives (“ASC 605-50”), the Company recognizes customer rewards costs as a reduction of the related revenue, if any. In instances where a reward is not associated with a revenue-generating transaction, such as when a reward is given for opening an account, the reward cost is recorded as an operating expense. For the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012, rewards costs, adjusted for estimated forfeitures, amounted to $1.0 billion, $1.0 billion, $879 million and $123 million, respectively. At both December 31, 2013 and 2012, the liability for customer rewards, adjusted for estimated forfeitures, was $1.1 billion, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition.
Protection Products
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
Transaction Processing Revenue
Transaction processing revenue represents fees charged to financial institutions and merchant acquirers/processors for processing ATM and debit point-of-sale transactions over the PULSE network and is recognized at the time the transactions are processed. Transaction processing revenue also includes network participant revenue earned by PULSE related to fees charged for maintenance, support, information processing and other services provided to financial institutions, processors and other participants in the PULSE network. These revenues are recognized in the period that the related transactions occur or services are rendered.
Royalty and Licensee Revenue
The Company earns revenue from licensing fees for granting the right to use the Diners Club brand and processing fees for providing various services to Diners Club licensees, which are referred to together as royalty and licensee revenue. Royalty revenue is recognized in the period that the cardholder volume used to calculate the royalty fee is generated. Processing fees are recognized in the month that the services are provided. Royalty and licensee revenue is included in other income on the consolidated statements of income.
Incentive Payments
The Company makes certain incentive payments under contractual arrangements with financial institutions, Diners Club licensees, merchants, acquirers and certain other customers. In accordance with ASC 605-50, these payments are generally classified as contra-revenue unless a specifically identifiable benefit is received by the Company in consideration for the payment and the fair value of such benefit is reasonably estimable and measurable. If no such benefit is identified, then the entire payment is classified as contra-revenue, and included in other income in the consolidated statements of income in the line item where the related revenues are recorded. If the payment gives rise to an asset because it is expected to directly or indirectly contribute to future net cash inflows, it is deferred and recognized over the expected benefit period. The unamortized portion of the deferred incentive payments included in other assets on the consolidated statements of financial condition was $23 million and $41 million at December 31, 2013 and 2012, respectively.

3.	Business Combinations
Acquisition of Diners Club Italia S.r.l. ("Diners Club Italy") and Dinit d.o.o. ("Dinit")
On May 21, 2013, through its Discover Financial Services (UK) Limited subsidiary, the Company acquired Diners Club Italy and its wholly-owned subsidiary Dinit to support business operations and the Company's global payments strategy. The cash consideration paid for the acquisition was one euro. Subsequent to the purchase, a capital infusion of approximately €45 million (approximately $58 million) was executed primarily to settle outstanding debt. The primary assets acquired as part of the purchase were charge card receivables of approximately $34 million, which were recorded in the Payment Services segment. Since the acquisition date, the results of operations and cash flows from Diners Club Italy and Dinit have been included in the Company's consolidated results of operations and cash flows.
Acquisition of the net assets of Home Loan Center, Inc.
On June 6, 2012, through its Discover Home Loans, Inc. subsidiary, the Company acquired substantially all of the operating and related assets and certain liabilities of Home Loan Center, Inc. ("Home Loan Center"), a subsidiary of Tree.com, Inc., adding a residential mortgage lending component to the Company's direct banking business. In exchange for the net assets acquired, the Company paid an aggregate of $49 million, including payments made prior to the closing that were applied to the closing price. A portion of such amount is being held in escrow pending Home Loan Center's ability to discharge certain contingent liabilities related to loans previously sold to secondary market investors. These contingent liabilities were not assumed by the Company. During the second quarter of the 2013 calendar year, an additional $10 million of purchase price due on the first anniversary of the closing was paid as certain conditions were satisfied. Since the acquisition date, the results of operations and cash flows of Discover Home Loans, Inc. have been included in the Company's consolidated results of operations and cash flows.

4.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	December 31,		November 30,
	2013	2012	2012	2011
U.S. Treasury securities(1)	$2,058	$2,460	$2,463	$2,564
U.S. government agency securities	1,561	2,233	2,237	2,795
States and political subdivisions of states	15	34	34	41
Other securities:
Credit card asset-backed securities of other issuers	6	151	159	300
Corporate debt securities(2)	—	—	75	450
To-be-announced investment securities(3)	—	—	—	50
Residential mortgage-backed securities - Agency(4)	1,351	1,354	1,253	6
Total other securities	1,357	1,505	1,487	806
Total investment securities	$4,991	$6,232	$6,221	$6,206

(1)	Includes $9 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2013.

(2)	Amount represents corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

(3)
The Company’s to-be-announced investment securities are forward contracts for regular-way purchases of government agency mortgage-backed securities. They are accounted for as investment securities rather than as derivative instruments. These contracts are for the purchase of mortgage-backed securities with a stated coupon and original term to maturity but for which the specific underlying mortgage loans are not known at the inception of the contract or at the end of the reporting period.

(4)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2013
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$2,030	$27	$—	$2,057
U.S. government agency securities	1,535	26	—	1,561
Credit card asset-backed securities of other issuers	6	—	—	6
Residential mortgage-backed securities - Agency	1,329	—	(22)	1,307
Total available-for-sale investment securities	$4,900	$53	$(22)	$4,931
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	15	—	(1)	14
Residential mortgage-backed securities - Agency(4)	44	—	(1)	43
Total held-to-maturity investment securities	$60	$—	$(2)	$58

At December 31, 2012
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$2,413	$46	$—	$2,459
U.S. government agency securities	2,187	46	—	2,233
Credit card asset-backed securities of other issuers	149	2	—	151
Residential mortgage-backed securities - Agency	1,282	20	—	1,302
Total available-for-sale investment securities	$6,031	$114	$—	$6,145
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	34	—	—	34
Residential mortgage-backed securities - Agency(4)	52	2	—	54
Total held-to-maturity investment securities	$87	$2	$—	$89

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position as of December 31, 2013. Aggregate gross unrealized losses on investment securities were not material as of December 31, 2012 (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	23	$1,097	$(20)	$48	$(2)
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$8	$(1)	$3	$—
Residential mortgage-backed securities - Agency	2	$40	$(1)	$—	$—

During the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012, the Company received $733 million, $1.8 billion, $1.3 billion and $113 million, respectively, of proceeds related to maturities, redemptions, or liquidation of investment securities. For the calendar year ended December 31, 2013, these proceeds primarily resulted from $220 million maturities of U.S. government agency securities, $273 million maturities of residential mortgage-backed securities and $144 million maturities of credit card asset-backed securities of other issuers. For the fiscal year ended November 30, 2012, the proceeds primarily resulted from $757 million maturities of U.S. government agency securities, $388 million maturities of U.S. Treasury securities and $370 million maturities of corporate debt securities. For the fiscal year ended November 30, 2011, $843 million of these proceeds related to maturities of credit card asset-backed securities of other issuers and for the one month ended December 31, 2012, $75 million of these proceeds related to maturities of corporate debt securities.
The Company records gains and losses on investment securities in other income when investments are sold or liquidated, when the Company believes an investment is other than temporarily impaired prior to the disposal of the investment, or in certain other circumstances. Proceeds from the sales of available-for-sale investment securities, comprised of U.S. Treasury securities and U.S. government agency securities, were $719 million during the calendar year ended December 31, 2013. The Company recognized gains on sales of available-for-sale investment securities of $2 million, which were calculated using the specific identification method and were recorded entirely in earnings. There were no gains or losses related to other than temporary impairments during the calendar year ended December 31, 2013. There were no gains or losses related to either other than temporary impairments or sales of investment securities during the fiscal year ended November 30, 2012 and one month ended December 31, 2012. During the fiscal year ended November 30, 2011, the Company recorded $2 million of other than temporary impairment ("OTTI") on held to maturity securities, which was recorded entirely in earnings. There were no gains or losses related to sales of investment securities during the fiscal year ended November 30, 2011.
The Company records unrealized gains and losses on its available-for-sale investment securities in other comprehensive income. For the calendar year ended December 31, 2013, the Company recorded net unrealized losses of $82 million ($52 million after tax) in other comprehensive income. For the fiscal years ended November 30, 2012 and 2011, the Company recorded net unrealized gains of $30 million and $75 million ($19 million and $47 million after tax), respectively, in other comprehensive income. For the one month ended December 31, 2012, the Company recorded net unrealized losses of $5 million ($3 million after tax) in other comprehensive income.

Maturities and weighted average yields of available-for-sale debt securities and held-to-maturity debt securities at December 31, 2013 are provided in the tables below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale—Amortized Cost(1)
U.S. Treasury securities	$709	$1,321	$—	$—	$2,030
U.S. government agency securities	508	1,027	—	—	1,535
Credit card asset-backed securities of other issuers	6	—	—	—	6
Residential mortgage-backed securities - Agency	—	—	401	928	1,329
Total available-for-sale investment securities	$1,223	$2,348	$401	$928	$4,900

Held-to-Maturity—Amortized Cost(2)
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	15	15
Residential mortgage-backed securities - Agency	—	—	—	44	44
Total held-to-maturity investment securities	$1	$—	$—	$59	$60

Available-for-Sale—Fair Values(1)
U.S. Treasury securities	$711	$1,346	$—	$—	$2,057
U.S. government agency securities	511	1,050	—	—	1,561
Credit card asset-backed securities of other issuers	6	—	—	—	6
Residential mortgage-backed securities - Agency	—	—	398	909	1,307
Total available-for-sale investment securities	$1,228	$2,396	$398	$909	$4,931

Held-to-Maturity—Fair Values(2)
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	14	14
Residential mortgage-backed securities - Agency	—	—	—	43	43
Total held-to-maturity investment securities	$1	$—	$—	$57	$58

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale—Weighted Average Yields(1)
U.S Treasury securities	0.65%	1.45%	—%	—%	1.17%
U.S government agency securities	0.92%	1.72%	—%	—%	1.46%
Credit card asset-backed securities of other issuers	12.83%	—%	—%	—%	12.83%
Residential mortgage-backed securities - Agency	—%	—%	1.44%	1.96%	1.80%
Total available-for-sale investment securities	0.82%	1.57%	1.44%	1.96%	1.45%

Held-to-Maturity—Weighted Average Yields
U.S. Treasury securities	0.08%	—%	—%	—%	0.08%
State and political subdivisions of states	—%	4.27%	—%	4.68%	4.67%
Residential mortgage-backed securities	—%	—%	—%	3.27%	3.27%
Total held-to-maturity investment securities	0.08%	4.27%	—%	3.63%	3.60%

(1)	The weighted average yield for available-for-sale investment securities is calculated based on the amortized cost.

The following table presents interest on investment securities (dollars in millions):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
Taxable interest	$73	$78	$57	$7
Tax exempt interest	1	2	2	—
Total income from investment securities	$74	$80	$59	$7

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting, and are recorded within other assets, and the related commitment for future investments is recorded in accrued expenses and other liabilities within the statement of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the consolidated statement of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of December 31, 2013 and 2012, the Company had outstanding investments in these entities of $308 million and $259 million, respectively, and related contingent liabilities of $52 million and $79 million, respectively.

5.	Loan Receivables
The Company has three portfolio segments: credit card loans, other loans and purchased credit-impaired ("PCI") student loans.
The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	December 31,
	2013	2012
Mortgage loans held for sale(1)	$148	$355
Loan portfolio:
Credit card loans:
Discover card(2)	52,952	50,929
Discover business card	198	206
Total credit card loans	53,150	51,135
Other loans:
Personal loans	4,191	3,296
Private student loans	3,969	3,072
Other	135	38
Total other loans	8,295	6,406
Purchased credit-impaired loans(3)	4,178	4,702
Total loan portfolio	65,623	62,243
Total loan receivables	65,771	62,598
Allowance for loan losses	(1,648)	(1,788)
Net loan receivables	$64,123	$60,810

(1)	Substantially all mortgage loans held for sale are pledged as collateral against the warehouse line of credit used to fund consumer residential loans.

(2)
Amounts include $20.2 billion and $18.8 billion underlying investors’ interest in trust debt at December 31, 2013 and 2012, respectively, and $10.9 billion and $16.0 billion in seller's interest at December 31, 2013 and 2012, respectively. The decrease in the seller's interest from December 31, 2012 to December 31, 2013 is due in part to the removal of randomly-selected accounts from the credit card loan receivables restricted for securitization investors in order to reduce excess seller's interest. See Note 6: Credit Card and Student Loan Securitization Activities for further information.

(3)
Amounts include $2.2 billion and $2.5 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at December 31, 2013 and 2012, respectively. See Note 6: Credit Card and Student Loan Securitization Activities. Of the remaining $2.0 billion and $2.2 billion at December 31, 2013 and 2012, respectively, that were not pledged as collateral, approximately $22 million and $17 million represent loans eligible for reimbursement through an indemnification claim, respectively. Discover Bank must purchase such loans from the trust before a claim may be filed.

Credit Quality Indicators
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

Information related to the delinquent and non-accruing loans in the Company’s loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At December 31, 2013
Credit card loans:
Discover card(2)	$464	$445	$909	$406	$154
Discover business card	1	2	3	2	1
Total credit card loans	465	447	912	408	155
Other loans:
Personal loans(3)	21	8	29	8	5
Private student loans (excluding PCI)(4)	48	18	66	18	—
Other	1	2	3	—	40
Total other loans (excluding PCI)	70	28	98	26	45
Total loan receivables (excluding PCI)	$535	$475	$1,010	$434	$200

At December 31, 2012
Credit card loans:
Discover card(2)	$455	$458	$913	$407	$183
Discover business card	2	2	4	2	1
Total credit card loans	457	460	917	409	184
Other loans:
Personal loans(3)	18	8	26	7	4
Private student loans (excluding PCI)(4)	28	9	37	7	2
Other	—	1	1	—	2
Total other loans (excluding PCI)	46	18	64	14	8
Total loan receivables (excluding PCI)	$503	$478	$981	$423	$192

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $29 million, $32 million, $45 million and $3 million for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)
Consumer credit card loans that are 90 or more days delinquent and accruing interest include $41 million and $52 million of loans accounted for as troubled debt restructurings at December 31, 2013 and 2012, respectively.

(3)	Personal loans that are 90 or more days delinquent and accruing interest include $2 million of loans accounted for as troubled debt restructurings at both December 31, 2013 and 2012, respectively.

(4)	Private student loans that are 90 or more days delinquent and accruing interest include $3 million and $2 million of loans accounted for as troubled debt restructurings at December 31, 2013 and 2012.

Net Charge-offs
The Company's net charge-offs include the principal amount of loans charged off less principal recoveries and exclude charged-off interest and fees, recoveries of interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest income and loan fee income, respectively, which is effectively a reclassification of the loan loss provision, while fraud losses are recorded in other expense. Credit card loan receivables are charged off at the end of the month during which an account becomes 180 days contractually past due. Personal loans and private student loans, which are closed-end consumer loan receivables are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Generally, customer bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day or 120-day contractual time frame.
Information related to the net charge-offs in the Company’s loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	For the Calendar Year Ended December 31, 2013		For the Fiscal Years Ended November 30,				For the One Month Ended December 31, 2012
			2012		2011
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans:
Discover card	$1,096	2.21%	$1,233	2.62%	$2,018	4.46%	$106	2.48%
Discover business card	4	2.05%	7	3.36%	18	7.27%	—	2.08%
Total credit card loans	1,100	2.21%	1,240	2.62%	2,036	4.47%	106	2.47%
Other loans:
Personal loans	79	2.13%	69	2.33%	67	3.02%	7	2.52%
Private student loans (excluding PCI)	46	1.30%	19	0.73%	7	0.48%	2	0.81%
Other	1	1.96%	—	0.10%	2	9.27%	—	—%
Total other loans (excluding PCI)	126	1.67%	88	1.52%	76	1.65%	9	1.61%
Net charge-offs as a percentage of total loans (excluding PCI)	$1,226	2.14%	$1,328	2.50%	$2,112	4.21%	$115	2.37%
Net charge-offs as a percentage of total loans (including PCI)	$1,226	1.98%	$1,328	2.29%	$2,112	3.97%	$115	2.19%

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

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
At December 31, 2013
Discover card	83%	17%
Discover business card	92%	8%
Personal loans	97%	3%
Private student loans (excluding PCI)(1)	95%	5%

At December 31, 2012
Discover card	83%	17%
Discover business card	91%	9%
Personal loans	97%	3%
Private student loans (excluding PCI)(1)	95%	5%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At December 31, 2013 and 2012, there were $110 million and $183 million of private student loans, including PCI, in forbearance, respectively. In addition, at December 31, 2013 and 2012, there were 1.9% and 3.4% of private student loans in forbearance as a percentage of student loans in repayment and forbearance, respectively. At December 31, 2012, the dollar amount of loans in forbearance and loans in forbearance as a percentage of private student loans in repayment and forbearance were higher due to administrative forbearances that were offered to certain customers impacted by Hurricane Sandy.
Allowance for Loan Losses
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
The Company bases its allowance for loan losses on several analyses that help estimate incurred losses as of the balance sheet date. While the Company’s estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. The Company uses a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The Company uses other analyses to estimate losses incurred on non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, and forecasting uncertainties. The Company primarily estimates its allowance for loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest and/or certain loans that have defaulted from a loan modification program, as discussed below under the section entitled "— Impaired Loans and Troubled Debt Restructurings." Certain other loans, including non-performing Diners Club licensee loans, are individually evaluated for impairment.
The following tables provide changes in the Company’s allowance for loan losses for the calendar year ended December 31, 2013, one month period ended December 30, 2012 and fiscal years ended November 30, 2012 and 2011 (dollars in millions):

	For the Calendar Year Ended December 31, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	893	92	84	17	1,086
Deductions:
Charge-offs	(1,604)	(86)	(48)	(1)	(1,739)
Recoveries	504	7	2	—	513
Net charge-offs	(1,100)	(79)	(46)	(1)	(1,226)
Balance at end of period	$1,406	$112	$113	$17	$1,648

	For the One Month Ended December 31, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,554	$97	$73	$1	$1,725
Additions:
Provision for loan losses	165	9	4	—	178
Deductions:
Charge-offs	(146)	(8)	(2)	—	(156)
Recoveries	40	1	—	—	41
Net charge-offs	(106)	(7)	(2)	—	(115)
Balance at end of period	$1,613	$99	$75	$1	$1,788

	For the Fiscal Year Ended November 30, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$2,070	$82	$53	$—	$2,205
Additions:
Provision for loan losses	724	84	39	1	848
Deductions:
Charge-offs	(1,817)	(73)	(19)	—	(1,909)
Recoveries	577	4	—	—	581
Net charge-offs	(1,240)	(69)	(19)	—	(1,328)
Balance at end of period	$1,554	$97	$73	$1	$1,725

The following tables provide changes in the Company’s allowance for loan losses for the calendar year ended December 31, 2013, one month period ended December 30, 2012 and fiscal years ended November 30, 2012 and 2011 (dollars in millions):

	For the Fiscal Year Ended November 30, 2011
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

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$280	$345	$589	$26
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$59	$67	$106	$5

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio (which excludes loans held for sale) by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans	Other Loans	Total
At December 31, 2013
Allowance for loan losses evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,218	$109	$76	$1	$1,404
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	188	3	9	16	216
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Allowance for loan losses	$1,406	$112	$113	$17	$1,648
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$52,027	$4,160	$3,941	$56	$60,184
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,123	31	28	79	1,261
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	4,178	—	4,178
Total recorded investment	$53,150	$4,191	$8,147	$135	$65,623

At December 31, 2012
Allowance for loan losses evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,433	$95	$71	$1	$1,600
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	180	4	4	—	188
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	—	—	—
Allowance for loan losses	$1,613	$99	$75	$1	$1,788
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$49,826	$3,275	$3,056	$38	$56,195
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,309	21	16	—	1,346
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	4,702	—	4,702
Total recorded investment	$51,135	$3,296	$7,774	$38	$62,243

(1)
Loan receivables evaluated for impairment in accordance with ASC 310-10-35 include credit card loans, personal loans and student loans collectively evaluated for impairment in accordance with ASC Subtopic 310-40, Receivables, which consists of modified loans accounted for as troubled debt restructurings. Other loans are individually evaluated for impairment and generally do not represent troubled debt restructurings.

(2)
The unpaid principal balance of credit card loans was $0.9 billion and $1.1 billion at December 31, 2013 and 2012 respectively. The unpaid principal balance of personal loans was $31 million and $21 million at December 31, 2013 and 2012, respectively. The unpaid principal balance of student loans was $26 million and $15 million at December 31, 2013 and 2012, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

Troubled Debt Restructurings
Permanent and certain temporary modification programs for credit card loans as well as loans that defaulted or graduated from modification programs, certain grants of student loan forbearance and certain modifications to personal loans as well as those that defaulted or graduated from modification programs are considered troubled debt restructurings and are accounted for in accordance with ASC Subtopic 310-40, Troubled Debt Restructurings by Creditors. Generally loans included in a loan modification program are considered to be individually impaired and are accounted for as troubled debt restructurings. The Company has both internal and external loan modification programs that provide relief to credit card and personal loan borrowers who are experiencing financial hardship. The internal loan modification programs include both temporary and permanent programs.
For credit card customers, the temporary hardship program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than 12 months. The permanent workout program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The permanent modification program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. The Company also makes loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program (referred to here as external programs). These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees.
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

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Calendar Year Ended December 31, 2013
Credit card loans
Modified credit card loans(3)	$269	$49	$3
Internal programs	$468	$9	$66
External programs	$463	$36	$11
Personal loans	$26	$3	$1
Student loans(4)	$22	$2	N/A

For the Fiscal Year Ended November 30, 2012
Credit card loans
Modified credit card loans(3)	$255	$48	N/A
Internal programs	$557	$17	$73
External programs	$603	$51	$9
Personal loans	$16	$2	N/A
Student loans(4)	$10	$1	N/A

For the Fiscal Year Ended November 30, 2011
Credit card loans
Modified credit card loans(3)	$276	$48	N/A
Internal programs	$537	$21	$65
External programs	$715	$62	$10
Personal loans	$7	$1	N/A
Student loans(4)	$5	$—	N/A

For the One Month Ended December 31, 2012
Credit card loans
Modified credit card loans(3)	$281	$4	$—
Internal programs	$509	$1	$6
External programs	$530	$4	$1
Personal loans	$21	$—	N/A
Student loans(4)	$16	$—	N/A

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
In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012, the Company quantified the amount by which interest and fees were reduced during the periods. During the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012, the Company forgave approximately $40 million, $44 million, $64 million and $3 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.
The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Calendar Year Ended December 31, 2013		For the Fiscal Years Ended November 30,				For the One Month Ended December 31, 2012
			2012		2011
	Number of Accounts	Balances	Number of Accounts	Balances	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	40,653	$256	50,946	$345	68,738	$480	3,078	$19
External programs	35,020	$189	40,530	$227	52,705	$310	2,614	$14
Personal loans	2,178	$27	1,555	$20	410	$5	120	$2
Student loans	877	$17	470	$11	262	$5	60	$2

The following table presents the carrying value of loans that experienced a payment default during the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012 that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Calendar Year Ended December 31, 2013		For the Fiscal Years Ended November 30,				For the One Month Ended December 31, 2012
			2012		2011
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card (1)(2):
Internal programs	9,186	$57	15,703	$106	18,354	$131	945	$6
External programs	8,481	$36	8,543	$40	11,974	$62	722	$3
Personal loans(2)	284	$3	343	$4	17	$—	22	$—
Student loans(3)	628	$12	172	$4	19	$1	42	$1

(1)
The outstanding balance upon default is the loan balance at the end of the month prior to default. Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked.

(2)	A customer defaults from a modification program after two consecutive missed payments.

(3)	Student loan defaults have been defined as loans that are 60 or more days delinquent.
Of the account balances that defaulted as shown above for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012, approximately 40%, 46%, 40% and 39%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction as well as the additional private student loan portfolio acquired from Citibank comprise the Company’s only PCI loans at December 31, 2013 and 2012. Total PCI student loans had an outstanding balance of $4.6 billion and $5.2 billion, including accrued interest, and a related carrying amount of $4.2 billion and $4.7 billion, as of December 31, 2013 and 2012, respectively.

The following table provides changes in accretable yield for the acquired loans for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012 (dollars in millions):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
Balance at beginning of period	$2,072	$2,580	$—	$2,096
Acquisition of the Student Loan Corporation	—	—	1,920	—
Acquisition of the additional private student loan portfolio from Citibank	—	—	855	—
Accretion into interest income	(272)	(303)	(225)	(24)
Other changes in expected cash flows	(220)	(181)	30	—
Balance at end of period	$1,580	$2,096	$2,580	$2,072

Periodically the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. The Company recorded a $28 million provision expense during the calendar year ended December 31, 2013 due to higher expected future losses for one of its pools. The allowance for PCI loan losses at December 31, 2013 was $28 million. Additionally, changes to other cash flow assumptions resulted in a decrease in accretable yield related to expected life of the loans for the calendar year ended December 31, 2013 and fiscal year ended November 30, 2012 and increase in accretable yield for the fiscal year ended November 30, 2011. There was no impact on accretable yield as a result of changes in cash flow assumptions for the one month ended December 31, 2012. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At December 31, 2013, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.33% and 0.80%, respectively. At December 31, 2012, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.68% and 0.86%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012 was 1.36%, 1.41%, 1.34% and 1.53%, respectively.
Mortgage Loans Held for Sale
The Company originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States. Mortgage loans are funded through a warehouse line of credit and are recorded at fair value. Changes in the fair value of mortgage loans are recorded through other income prior to the sale of the loans to investors. The gain or loss on the sale of loans is recognized on the date the loans are sold and is based on the difference between the sale proceeds received and the carrying value of the loans, adjusted for the impact of the related hedges. See Note 22: Derivatives and Hedging Activities for further discussion of the mortgage loan related hedging activities. The Company sells its loans on a servicing released basis in which the Company gives up the right to service the loans.

The following table provides a summary of the initial unpaid principal balance of mortgage loans sold by type of loan for the calendar year ended December 31, 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012 (dollars in millions):

	For the Calendar Year Ended December 31, 2013		For the Fiscal Year Ended November 30, 2012		For the One Month Ended December 31, 2012
	Amount	%	Amount	%	Amount	%
Conforming(1)	$2,721	67.77%	$1,213	70.28%	$218	60.06%
FHA(2)	1,290	32.13	513	29.72	145	39.94
Jumbo(3)	4	0.10	—	—	—	—
Total	$4,015	100.00%	$1,726	100.00%	$363	100.00%

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The initial loan amount must be within certain limits.

(3)	Jumbo loans are loans with an initial amount larger than the limits set by a Government Sponsored Enterprise.
The following table represents the loans held for sale by type of loan as of December 31, 2013 and 2012 (dollars in millions):

	December 31,
	2013		2012
	Amount	%	Amount	%
Conforming(1)	$136	91.89%	$177	49.86%
FHA(2)	11	7.43	178	50.14
Jumbo(3)	1	0.68	—	—
Total	$148	100.00%	$355	100.00%

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The initial loan amount must be within certain limits.

(3)	Jumbo loans are loans with an initial amount larger than the limits set by a Government Sponsored Enterprise.

Geographical Distribution of Loans
The Company originates credit card loans throughout the United States. The geographic distribution of the Company's credit card loan receivables was as follows (dollars in millions):

	December 31,
	2013		2012
	$	%	$	%
California	$4,548	8.5%	$4,442	8.7%
Texas	4,299	8.1	4,090	8.0
New York	3,649	6.9	3,457	6.8
Florida	3,064	5.8	2,949	5.8
Illinois	2,998	5.6	2,903	5.7
Pennsylvania	2,823	5.3	2,703	5.3
Ohio	2,324	4.4	2,233	4.4
New Jersey	2,002	3.8	1,940	3.8
Michigan	1,575	3.0	1,537	3.0
Georgia	1,546	2.9	1,499	2.9
Other States	24,322	45.7	23,382	45.6
Total credit card loans	$53,150	100.0%	$51,135	100.0%

The Company originates personal loans, student loans, other loans and PCI loans throughout the United States. The table below does not include mortgage loans held for sale. The geographic distribution of personal, student, other and PCI loan receivables was as follows (dollars in millions):

	December 31,
	2013		2012
	$	%	$	%
New York	$1,679	13.4%	$1,614	14.5%
California	1,167	9.4	1,039	9.4
Pennsylvania	939	7.5	877	7.9
Illinois	696	5.6	612	5.5
Texas	637	5.1	542	4.9
New Jersey	630	5.1	570	5.1
Massachusetts	508	4.1	463	4.2
Michigan	482	3.9	436	3.9
Ohio	481	3.9	418	3.8
Florida	479	3.8	419	3.8
Other States	4,775	38.2	4,118	37.0
Total other loans (including PCI loans)	$12,473	100.0%	$11,108	100.0%

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
The Company’s credit card securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company. The Company’s retained interests in the assets of the trusts, principally consisting of investments in DCMT certificates and DCENT notes held by subsidiaries of Discover Bank, constitute intercompany positions which are eliminated in the preparation of the Company’s consolidated statements of financial condition.
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

	December 31,
	2013	2012
Cash collateral accounts	$59	$93
Collections and interest funding accounts	31	91
Restricted cash	90	184
Investors’ interests held by third-party investors	15,190	13,768
Investors’ interests held by wholly owned subsidiaries of Discover Bank	5,024	5,038
Seller’s interest	10,898	15,976
Loan receivables(1)	31,112	34,782
Allowance for loan losses allocated to securitized loan receivables(1)	(833)	(1,110)
Net loan receivables	30,279	33,672
Other	34	29
Carrying value of assets of consolidated variable interest entities	$30,403	$33,885

(1)
The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors, the securitization structures include certain features that could result in earlier-than-expected repayment of the securities. The primary investor protection feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements. Insufficient cash flows would trigger the early repayment of the securities. This is referred to as the “economic early amortization” feature.
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
The Company is required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest requirement. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those certificated interests held by the Company). If the level of receivables in the trust was to fall below the required minimum, the Company would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller's interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. We retain significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCMT and DCENT. In addition, the Company has the right to remove a random selection of accounts, which would serve to decrease the amount of credit card loan receivables restricted for securitization investors, subject to certain requirements including that the minimum seller's interest is still met. In 2013, accounts were randomly selected to be removed from credit card loan receivables restricted for securitization investors in the amount of $3 billion to reduce excess seller's interest. The removal freed up the accounts to be pledged at the Federal Reserve discount window, allowing the Company to increase its borrowing capacity. The Company satisfied all requirements, including the minimum seller's interest requirement, in order to complete the account removal.
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
In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of December 31, 2013, no economic or other early amortization events have occurred.
The tables below provide information concerning investors’ interests and related excess spreads at December 31, 2013 (dollars in millions):

	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$918	2
Discover Card Execution Note Trust (DiscoverSeries notes)	19,296	37
Total investors’ interests	$20,214	39

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread(1)
Group excess spread percentage	14.17%
DiscoverSeries excess spread percentage	14.15%

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
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	December 31,
	2013	2012
Restricted cash	$89	$96

Student loan receivables	2,248	2,539
Allowance for loan losses allocated to securitized loan receivables(1)	(28)	—
Net student loan receivables	2,220	2,539
Carrying value of assets of consolidated variable interest entities	$2,309	$2,635

(1)
The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

7.	Premises and Equipment
A summary of premises and equipment, net is as follows (dollars in millions):

	December 31,
	2013	2012
Land	$43	$42
Buildings and improvements	547	517
Capitalized equipment leases	2	2
Furniture, fixtures and equipment	735	640
Software	391	414
Premises and equipment	1,718	1,615
Less: Accumulated depreciation	(829)	(764)
Less: Accumulated amortization of software	(235)	(313)
Premises and equipment, net	$654	$538

Depreciation expense, including amortization of assets recorded under capital leases, was $65 million, $63 million, $60 million and $6 million for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012, respectively. Amortization expense on capitalized software was $41 million, $32 million, $30 million and $3 million for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012, respectively.

8.	Goodwill and Intangible Assets
Goodwill
As of December 31, 2013 and 2012, the Company had goodwill of $284 million and $286 million, respectively. In 2012, $31 million of goodwill was recorded in connection with its acquisition of substantially all of the operating and related assets and certain liabilities of Home Loan Center (see Note 3: Business Combinations), which was allocated to the Direct Banking segment. In 2013, a $2 million adjustment was recorded to reduce goodwill as a result of the finalization of purchase accounting for this acquisition. Additionally, the Company has goodwill of $255 million resulting from its previous acquisition of PULSE, which was allocated to the Payment Services segment.
The Company conducted its annual goodwill impairment test on June 1, 2013 and 2012, at which times management concluded that there was no impairment to goodwill. During the fourth quarter of 2013, the Company changed the date of its annual goodwill impairment test to October 1 and performed an additional impairment test which also resulted in management's conclusion that there was no impairment to goodwill. Additional information regarding the change in the annual goodwill impairment testing date is discussed in Note 2: Summary of Significant Accounting Policies.
Intangible Assets
The Company's amortizable intangible assets resulted from various acquisitions. The May 2013 acquisition of Diners Club Italy, which is part of the Payment Services segment, resulted in the recognition of amortizable intangible assets primarily related to customer relationships. The June 2012 acquisition of Home Loan Center, which is part of the Direct Banking segment, resulted in the recognition of amortizable intangible assets related to proprietary software, non-compete agreements and marketing agreements. The December 2010 acquisition of SLC, which is part of the Direct Banking segment, resulted in the recognition of an amortizable intangible asset relating to acquired customer relationships. The 2005 acquisition of PULSE, which is part of the Payment Services segment, resulted in the recognition of amortizable intangible assets relating to acquired customer relationships and trade name intangibles. Acquired customer relationships for Diners Club Italy consist of those relationships in existence between Diners Club Italy and their customers that have a Diners Club charge card as valued at the date of the acquisition. Acquired customer relationships for SLC consist of those relationships in existence between SLC and the numerous students that carry student loan balances, while for PULSE they consist of those relationships in existence between PULSE and the numerous financial institutions that participate in its network, as valued at the date of the respective acquisition.

Non-amortizable intangible assets consist of trade name intangibles recognized in the acquisition of SLC, along with international transaction processing rights and trade name intangibles recognized in the acquisition of Diners Club in June 2008. During the fourth quarter of 2013, the Company changed the date of its annual impairment test for non-amortizable intangible assets from June 1 to October 1 to coincide with the change in the Company's goodwill impairment test date. No impairment charges were identified during the impairment tests conducted at June 1, 2013 and 2012 or October 1, 2013.
The following table summarizes the Company's intangible assets (dollars in millions):

		December 31,
		2013			2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	13.7 years	$78	$60	$18	$72	$52	$20
Trade name and other	25 years	8	2	6	8	2	6
Proprietary software	7 years	6	2	4	6	1	5
Non-compete agreements	3 years	2	1	1	2	—	2
Marketing agreements and other	13 months	6	5	1	4	3	1
Total amortizable intangible assets		100	70	30	92	58	34
Non-amortizable intangible assets:
Trade names	N/A	132	—	132	132	—	132
International transaction processing rights	N/A	23	—	23	23	—	23
Total non-amortizable intangible assets		155	—	155	155	—	155
Total intangible assets		$255	$70	$185	$247	$58	$189

Amortization expense related to the Company's intangible assets was $12 million, $11 million, $8 million and $1 million for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012, respectively.
The following table presents expected intangible asset amortization expense for the next five years based on intangible assets at December 31, 2013 (dollars in millions):

Year	Amount
2014	$9
2015	$5
2016	$4
2017	$3
2018	$3

9.	Deposits
The Company offers its deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts.

As of December 31, 2013 and 2012, the Company had approximately $28.4 billion and $28.0 billion, respectively, of direct-to-consumer deposits and approximately $16.4 billion and $14.1 billion, respectively, of brokered deposits.
A summary of interest-bearing deposit accounts is as follows (dollars in millions):

	December 31,
	2013	2012
Certificates of deposit in amounts less than $100,000(1)	$21,211	$21,070
Certificates of deposit from amounts of $100,000(1) to less than $250,000(1)	4,860	5,508
Certificates of deposit in amounts of $250,000(1) or greater	1,180	1,280
Savings deposits, including money market deposit accounts	17,515	14,219
Total interest-bearing deposits	$44,766	$42,077
Average annual interest rate	1.57%	1.74%

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
At December 31, 2013, certificates of deposit maturing over the next five years, and thereafter were as follows (dollars in millions):

Year	Amount
2014	$12,226
2015	$6,301
2016	$3,475
2017	$2,198
2018	$1,691
Thereafter	$1,360

10.	Long-Term Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in millions):

	December 31,
	2013		2012
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Securitized Debt
Fixed rate asset-backed securities
Principal value (including discount of $1 at December 31, 2013 and December 31, 2012)	$5,549	1.86%	$4,549	2.87%	Various fixed rates	Various February 2015 - July 2019
Fair value adjustment(1)	5		6
Book value	5,554		4,555
Floating rate asset-backed securities	9,140	0.46%	8,468	0.50%	1-month LIBOR (2) + 8 to 58 basis points	Various February 2014 - October 2018
Floating rate asset-backed securities	500	0.44%	750	0.64%	Commercial Paper rate + 30 basis points	March 2014
Total Discover Card Master Trust I and Discover Card Execution Note Trust	15,194		13,773
Floating rate asset-backed securities (including discount of $129 and $173 at December 31, 2013 and December 31, 2012, respectively)	1,005	0.48%	1,199	0.56%	3-month LIBOR (2) + 12 to 45 basis points	Various January 2019 - July 2036 (3)
Floating rate asset-backed securities (including discount of $3 at December 31, 2013 and December 31, 2012)	434	4.25%	528	4.25%	Prime rate + 100 basis points	June 2031 (3)
Floating rate asset-backed securities (including premium of $1 and $2 at December 31, 2013 and December 31, 2012, respectively)	105	4.00%	126	4.00%	Prime rate + 75 basis points	July 2042 (3)
Floating rate asset-backed securities (including premium of $3 and $5 at December 31, 2013 and December 31, 2012, respectively)	248	3.66%	307	3.71%	1-month LIBOR (2) + 350 basis points	July 2042 (3)
Total SLC Private Student Loan Trusts	1,792		2,160
Total long-term borrowings – owed to securitization investors	16,986		15,933

Discover Financial Services (Parent Company)
Fixed rate senior notes due 2017
Principal value	400	6.45%	400	6.45%	Fixed	June 2017
Fair value adjustment(1)	13		21
Book value	413		421
Fixed rate senior notes due 2019	78	10.25%	78	10.25%	Fixed	July 2019
Fixed rate senior notes due 2022 (including discount of $103 and $110 at December 31, 2013 and December 31, 2012, respectively)	219	5.20%	211	5.20%	Fixed	April 2022
Fixed rate senior notes due 2022 (including discount of $165 and $176 at December 31, 2013 and December 31, 2012, respectively)	335	3.85%	324	3.85%	Fixed	November 2022

Discover Bank
Senior bank notes due 2018	750	2.00%	—	—%	Fixed	February 2018
Senior bank notes due 2023 (including discount of $6 at December 31, 2013)	994	4.20%	—	—%	Fixed	August 2023
Subordinated bank notes due 2019	200	8.70%	200	8.70%	Fixed	November 2019
Subordinated bank notes due 2020 (including discount of $2 and $3 at December 31, 2013 and December 31, 2012, respectively)	498	7.00%	497	7.00%	Fixed	April 2020
Capital lease obligations	1	4.51%	2	4.51%	Fixed	April 2016
Total long-term borrowings	$20,474		$17,666

(1)	The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in LIBOR. See Note 22: Derivatives and Hedging Activities.

(2)	London Interbank Offered Rate (“LIBOR”).

(3)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

Maturities
Long-term borrowings had the following maturities at December 31, 2013 (dollars in millions):

Year	Amount
Due in 2014	$4,290
Due in 2015	3,305
Due in 2016	3,050
Due in 2017	2,062
Due in 2018	2,650
Thereafter	5,117
Total	$20,474

In the fourth quarter of the 2012 fiscal year, the Company completed a private exchange offer, resulting in the exchange of $500 million outstanding aggregate principal amount of 8.70% Subordinated Notes due 2019 issued by Discover Bank for the same aggregate principal amount of new 3.85% Senior Notes due 2022 issued by Discover Financial Services and a cash premium paid of $176 million. The exchange was accounted for as a debt modification and not as an extinguishment. The entire outstanding aggregate principal amount of these notes was subsequently exchanged for substantially identical notes that were registered under the Securities Act of 1933. During the calendar year ended December 31, 2013 and one month ended December 31, 2012, respectively, $11 million and $1 million of the premium paid was amortized and included in interest expense on the consolidated statements of income.
During second quarter of the 2012 fiscal year, the Company completed a private exchange offer, resulting in the exchange of $322 million outstanding aggregate principal amount of 10.25% Senior Notes due 2019 for the same aggregate principal amount of new 5.20% Senior Notes due 2022 and a cash premium paid of $115 million. The exchange was accounted for as a debt modification and not as an extinguishment. These notes were subsequently exchanged for substantially identical notes that were registered under the Securities Act of 1933. During the calendar year ended December 31, 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012, respectively, $7 million, $4 million and $1 million of the premium paid was amortized and included in interest expense on the consolidated statements of income.
The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of December 31, 2013, the total commitment of secured credit facilities through private providers was $7.5 billion, of which $500 million had been used and was included in long-term borrowings at December 31, 2013. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in calendar years 2015 and 2016. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

11.	Stock-Based Compensation Plans
The Company has two stock-based compensation plans: the Discover Financial Services Omnibus Incentive Plan and the Discover Financial Services Directors' Compensation Plan.
Omnibus Incentive Plan
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

Directors' Compensation Plan
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
Stock-Based Compensation
The following table details the compensation cost, net of forfeitures (dollars in millions):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
Restricted stock units	$31	$29	$34	$2
Performance stock units	28	18	10	1
Total stock-based compensation expense	$59	$47	$44	$3
Income tax benefit	$22	$18	$17	$1

Restricted Stock Unit Activity
The following table sets forth the activity related to vested and unvested RSUs during the calendar year ended December 31, 2013 and one month ended December 31, 2012:

	Number of Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)
Restricted stock units at November 30, 2012	4,771,746	$21.01
Granted	2,425	$41.23
Conversions to common stock	—	$—
Forfeited	—	$—
Restricted stock units at December 31, 2012	4,774,171	$21.02	$181
Granted	998,263	$42.14
Conversions to common stock	(1,565,574)	$17.33
Forfeited	(62,945)	$26.83
Restricted stock units at December 31, 2013	4,143,915	$27.38	$232

The following table sets forth the activity related to unvested RSUs during the calendar year ended December 31, 2013 and one month ended December 31, 2012:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units at November 30, 2012(1)	2,964,707	$19.62
Granted	2,425	$41.23
Vested	—	$—
Forfeited	—	$—
Unvested restricted stock units at December 31, 2012(1)	2,967,132	$19.64
Granted	998,263	$42.14
Vested	(1,404,830)	$19.41
Forfeited	(62,945)	$26.83
Unvested restricted stock units at December 31, 2013(1)	2,497,620	$28.52

(1)	Unvested restricted stock units represent awards where recipients have yet to satisfy either explicit vesting terms or retirement-eligibility requirements.
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
The following table summarizes the total intrinsic value of the RSUs converted to common stock and the total grant date fair value of RSUs vested (dollars in millions, except weighted average grant date fair value amounts):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
Intrinsic value of RSUs converted to common stock	$63	$49	$30	$—
Grant date fair value of RSUs vested	$27	$28	$35	$—
Weighted average grant date fair value of RSUs granted	$42.14	$25.64	$19.57	$41.23

As of December 31, 2013 and 2012, there was $28 million and $19 million, respectively, of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a total period of 2.1 years and 3.0 years, respectively, and a weighted average period of 2.8 years and 1.8 years, respectively.

Performance Stock Unit Activity
The following table sets forth the activity related to vested and unvested PSUs during the calendar year ended December 31, 2013 and one month ended December 31, 2012:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)
Performance stock units at November 30, 2012	1,332,296	$21.74
Granted	—	$—
Conversions to common stock	—	$—
Forfeited	—	$—
Performance stock units at December 31, 2012	1,332,296	$21.74	$51
Granted	581,520	$38.89
Conversions to common stock	—	$—
Forfeited	(15,949)	$29.20
Performance stock units at December 31, 2013	1,897,867	$26.93	$106

The following table sets forth the activity related to unvested PSUs during the calendar year ended December 31, 2013 and one month ended December 31, 2012:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested performance stock units at November 30, 2012	1,187,306	$22.06
Granted	—	$—
Vested(1)	—	$—
Forfeited	—	$—
Unvested performance stock units at December 31, 2012	1,187,306	$22.06
Granted	581,520	$38.89
Vested(1)	(100,585)	$24.39
Forfeited	(15,949)	$29.20
Unvested performance stock units at December 31, 2013(2)(3)(4)	1,652,292	$27.77

(1)	Vested performance stock units represent awards where recipients have satisfied retirement-eligibility requirements.

(2)
Includes 559,114 performance stock units granted in fiscal year 2011 that are earned based on the Company's achievement of EPS during the two-year performance period ended November 30, 2012 and are subject to the requisite service period which ended January 2, 2014.

(3)
Includes 518,438 performance stock units granted in fiscal year 2012 that are earned based on the Company's achievement of EPS during the two-year performance period ended November 30, 2013 and are subject to the requisite service period which ends January 2, 2015.

(4)
Includes 574,740 performance stock units granted in calendar year 2013 that may be earned based on the Company's achievement of EPS during the three-year performance period which ends December 31, 2015 and are subject to the requisite service period which ends February 1, 2016.

Compensation cost associated with performance stock units is determined based on the number of instruments granted, the fair value on the date of grant, and the performance factor. The fair value is amortized on a straight-line basis, net of estimated forfeitures over the requisite service period. Each PSU is a restricted stock instrument that is subject to additional conditions and constitutes a contingent and unsecured promise by the Company to pay shares of the Company's common stock on the conversion date for the PSU contingent on the number of PSUs to be issued. PSUs granted in fiscal years 2011 and 2012 pay up to two shares per unit, whereas PSUs granted in calendar year 2013 pay up to 1.5 shares per unit. Additionally, PSUs granted in fiscal year 2011 and 2012 have a performance period of two years and a vesting period of three years, whereas PSUs granted in calendar year 2013 have a performance period of three years and a vesting period of three years. The requisite service period of an award, having both performance and service conditions, is the longest of the explicit, implicit and derived service periods.
As of December 31, 2013, there was $34 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a total period of 2.1 years for non-retirement eligible employees and retirement eligible employees, with a weighted-average period of 0.8 years. As of December 31, 2012, there was $24 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a total period of 2.0 years for non-retirement eligible employees and 0.9 years for retirement eligible employees, with a weighted-average period of 1.2 years.
Stock Option Activity
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
The following table sets forth the activity concerning stock option activity during the calendar year ended December 31, 2013 and one month ended December 31, 2012:

	Number of Units	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at November 30 2012	840,146	$20.11	1.75 years
Granted(1)	—	$—
Exercised	(301,677)	$18.87
Expired	—	$—
Options outstanding at December 31, 2012	538,469	$20.82	1.92 years	$10
Granted(1)	—	—
Exercised	(366,743)	$18.46
Expired	—	$—
Options outstanding at December 31, 2013	171,726	$25.82	2.76 years	$5

Vested and exercisable at December 31, 2013	171,726	$25.82	2.76 years	$5

(1)	No stock options have been granted by the Company since its spin-off from Morgan Stanley.
Cash received from the exercise of stock options was $7 million and $6 million and the income tax benefit realized from the exercise of stock options was $3 million and $2 million for the calendar year ended December 31, 2013 and one month ended December 31, 2012, respectively.
The following table summarizes the total intrinsic value of options exercised and total fair value of options vested (dollars in millions):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
Intrinsic value of options exercised	$11	$22	$9	$6

As of December 31, 2013 and 2012 there was no unrecognized compensation cost related to non-vested stock options granted under the Company's Omnibus Plan, as all these options have vested.
The Company utilized the Black-Scholes pricing model to estimate the fair value of each option at its date of grant. The fair value was amortized on a straight-line basis, net of estimated forfeitures, over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Since all options were granted prior to the Company's spin-

off from Morgan Stanley, the expected option life of stock options and the expected dividend yield of stock were determined based upon Morgan Stanley's historical experience. The expected stock price volatility was determined based upon Morgan Stanley's historical stock price data over a time period similar to the expected option life. The risk-free interest rate was based on U.S. Treasury Strips with a remaining term equal to the expected life assumed at the date of grant.

12.	Employee Benefit Plans
The Company sponsors the Discover Financial Services Pension Plan (the "Discover Pension Plan"), which is a non-contributory defined benefit plan that is qualified under Section 401(a) of the Internal Revenue Code, for eligible employees in the U.S. Effective December 31, 2008, the Discover Pension Plan was amended to discontinue the accrual of future benefits. The Company also sponsors the Discover Financial Services 401(k) Plan (the “Discover 401(k) Plan”), which is a defined contribution plan that is qualified under Section 401(a) of the Internal Revenue Code, for its eligible U.S. employees.
Defined Benefit Pension and Other Postretirement Plans
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
Net Periodic Benefit Cost
Net periodic benefit cost expensed by the Company included the following components (dollars in millions):

	Pension				Postretirement
	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011			2012	2011
Service cost, benefits earned during the period	$—	$—	$—	$—	$—	$1	$1	$—
Interest cost on projected benefit obligation	21	21	21	2	1	2	1	—
Expected return on plan assets	(23)	(23)	(23)	(2)	—	—	—	—
Net amortization	5	3	1	—	(1)	—	—	—
Net periodic benefit cost (income)	$3	$1	$(1)	$—	$—	$3	$2	$—

Accumulated Other Comprehensive Income
As of December 31, 2013, pretax amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost consist of (dollars in millions):

	Pension	Postretirement
Prior service credit (cost)	$7	$(1)
Net (loss) gain	(186)	18
Total	$(179)	$17

Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets as well as a summary of the Company’s funded status (dollars in millions):

	Pension		Postretirement
	For the Calendar Year Ended December 31, 2013	For the One Month Ended December 31, 2012	For the Calendar Year Ended December 31, 2013	For the One Month Ended December 31, 2012

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$523	$535	$13	$13
Service cost	—	—	—	—
Interest cost	21	2	1	—
Employee contributions	—	—	1	—
Actuarial (gain) loss	(78)	(13)	(1)	—
Plan amendments	—	—	—	—
Benefits paid	(14)	(1)	(1)	—
Benefit obligation at end of year	$452	$523	$13	$13

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$368	$368	$—	$—
Actual return on plan assets	13	1	—	—
Employer contributions	—	—	—	—
Employee contributions	—	—	1	—
Benefits paid	(14)	(1)	(1)	—
Fair value of plan assets at end of year	$367	$368	$—	$—

Funded status (recorded in accrued expenses and other liabilities)	$(85)	$(155)	$(13)	$(13)

Assumptions
The following table presents the assumptions used to determine benefit obligations:

	Pension		Postretirement
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Discount rate	4.93%	4.09%	4.29%	4.09%

The following table presents the assumptions used to determine net periodic benefit cost:

	Pension				Postretirement
	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011			2012	2011
Discount rate	4.09%	5.07%	5.64%	3.96%	4.09%	5.07%	5.64%	3.96%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%	6.75%	N/A	N/A	N/A	N/A

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
The following table presents assumed health care cost trend rates used to determine the postretirement benefit obligations:

	December 31, 2013	December 31, 2012

Health care cost trend rate assumed for next year:
Medical	6.90%-7.30%	6.90%-7.40%
Prescription	6.90%-7.30%	8.40%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027

Pension Plan Assets
The targeted asset allocation for 2014 by asset class is 45% and 55% for equity securities and fixed income securities, respectively. The Discover Financial Services Retirement Plan Investment Committee (the “Investment Committee”) determined the asset allocation targets for the Pension Plan based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics and related risk factors. Other relevant factors, including industry practices and long-term historical and prospective capital market returns were considered as well.
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
The asset mix of the Discover Pension Plan is reviewed by the Investment Committee on a regular basis. The asset allocation strategy will change over time in response to changes in the Pension Plan's funded status.

Fair Value Measurements
The Discover Pension Plan’s assets are stated at fair value. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available. If a quoted market price is not available, the estimate of the fair value is based on the best information available in the circumstances. The table below presents information about the Discover Pension Plan assets and indicates the level within the fair value hierarchy, as defined by ASC 820, with which each item is associated. For a description of the fair value hierarchy, see Note 21: Fair Value Measurements and Disclosures. (dollars in millions):

	December 31, 2013
	Level 1	Level 2	Level 3	Total	Net Asset Allocation
Assets
Registered Investment Company
Domestic small/mid cap equity fund	$—	$32	$—	$32	9%
Emerging markets equity fund	—	29	—	29	8
Global low volatility equity fund	—	19	—	19	5
International core equity fund	—	46	—	46	13
Common Collective Trusts:
Domestic large cap equity fund	—	50	—	50	13
Domestic fixed income fund	—	7	—	7	2
Long duration fixed income fund	—	181	—	181	49
Temporary investment fund	—	3	—	3	1%
Total assets	$—	$367	$—	$367	100%

	December 31, 2012
	Level 1	Level 2	Level 3	Total	Net Asset Allocation
Assets
Fixed income securities - U.S. treasuries	$47	$—	$—	$47	13%
Fixed income securities - corporate debt	—	151	—	151	41
Registered Investment Company:
International equity fund	24	—	—	24	6
Common Collective Trusts:
International equity fund	—	63	—	63	17
Domestic large cap equity fund	—	68	—	68	19
Domestic small cap equity fund	—	11	—	11	3
Temporary investment fund	—	4	—	4	1
Total assets	$71	$297	$—	$368	100%

The investments that are categorized as Level 2 assets primarily consist of fixed income securities and common collective trusts. The common collective trust investment vehicles are valued using the Net Asset Value (“NAV”) provided by the administrator of the fund. The NAV is quoted on a private market that is not active; however, the unit price is based on underlying investments that are traded on an active market. The fair value of the stable value product is calculated as the present value of future cash flows.
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the calendar year ended December 31, 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012.

Cash Flows
The Company does not expect to make any contributions to its postretirement benefit plans for 2014.
Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five years and in aggregate for the years thereafter are as follows (dollars in millions):

	Pension	Postretirement
2014	$12	$1
2015	$13	$1
2016	$13	$1
2017	$14	$1
2018	$15	$1
Following five years thereafter	$94	$6

Discover 401(k) Plan
Under the Discover 401(k) Plan, eligible U.S. employees of the Company receive 401(k) matching contributions. Effective January 1, 2009, eligible employees also receive fixed employer contributions and, if eligible, employer transition credit contributions. The pretax expense associated with the 401(k) matching, fixed employer and transition credit contributions for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012 was $50 million, $42 million, $38 million and $3 million respectively.

13.	Common and Preferred Stock
Preferred Stock
The Company has 575,000 shares of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (the "preferred stock"), outstanding with a par value of $0.01 per share that were issued on October 16, 2012. Each share of preferred stock has a liquidation preference of $1,000 and is represented by 40 depositary shares. Net proceeds received from the preferred stock issuance totaled approximately $560 million. The preferred stock is redeemable at the Company's option, subject to regulatory approval, either (1) in whole or in part on any dividend payment date on or after December 1, 2017 or (2) in whole but not in part, at any time within 90 days following a regulatory capital event (as defined in the certificate of designations for the preferred stock), in each case at a redemption price equal to $1,000 per share of preferred stock plus declared and unpaid dividends. Any dividends declared on the preferred stock will be payable quarterly in arrears at a rate of 6.50% per annum.
Stock Repurchase Program
On March 14, 2013, the Company's board of directors approved a share repurchase program authorizing the repurchase of up to $2.4 billion of its outstanding shares of common stock. The program expires on March 31, 2015, and may be terminated at any time. During the calendar year ended December 31, 2013, the Company repurchased 27,034,355 shares for $1.3 billion.

14.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in millions):

	Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax	Gain (Loss) on Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax(4)	Pension and Post Retirement Plan Gain (Loss), Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at November 30, 2010	$8	$2	$—	$(93)	$(83)
Net unrealized gains on investment securities, net of tax expense of $28(1)	47	—	—	—	47
Unrealized gains on cash flow hedges, net of tax expense of $3(2)	—	5	—	—	5
Unrealized pension and postretirement plan loss, net of tax benefit of $12(3)	—	—	—	(21)	(21)
Balance at November 30, 2011	55	7	—	(114)	(52)
Net unrealized gains on investment securities, net of tax expense of $11(1)	19	—	—	—	19
Unrealized losses on cash flow hedges, net of tax benefit of $2(2)	—	(4)	—	—	(4)
Unrealized pension and postretirement plan loss, net of tax benefit of $25(3)	—	—	—	(38)	(38)
Balance at November 30, 2012	74	3	—	(152)	(75)
Net unrealized losses on investment securities, net of tax benefit of $2(1)	(3)	—	—	—	(3)
Unrealized pension and postretirement plan gain, net of tax expense of $4(3)	—	—	—	6	6
Balance at December 31, 2012	71	3	—	(146)	(72)
Net change(5)	(52)	10	1	45	4
Balance at December 31, 2013	$19	$13	$1	$(101)	$(68)

(1)	Represents the difference between the fair value and amortized cost of available-for-sale investment securities.

(2)	Represents unrealized gains (losses) related to effective portion of cash flow hedges.

(3)	Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation.

(4)	Includes unrealized losses on hedge of net investment in foreign subsidiary, net of tax benefit and net gains on foreign currency translation adjustments.

(5)
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the consolidated statements of income if the amount being reclassified is required to be reclassified in its entirety to net income. For amounts that are not required to be reclassified to net income in their entirety in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. As the result, the Company has adjusted its AOCI presentation prospectively, as required, and therefore additional table was included to present the required information for the current period and the presentation has changed from historical periods.

The table below presents the other comprehensive income (loss) before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	For the Calendar Year Ended December 31, 2013
	Before Tax	Tax (Expense) Benefit	Net of Tax
Available-for-Sale Investment Securities:
Net unrealized holding losses arising during the period	$(80)	$30	$(50)
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)
Net change	$(82)	$30	$(52)
Cash Flow Hedges:
Net unrealized gains arising during the period	$8	$(3)	$5
Amounts reclassified from accumulated other comprehensive income	8	(3)	5
Net change	$16	$(6)	$10
Foreign Currency Translation Adjustments:
Net unrealized gains arising during the period	$1	$—	$1
Net change	$1	$—	$1
Pension and Postretirement Plan:
Unrealized gains arising during the period	$72	$(27)	$45
Net change	$72	$(27)	$45

15.	Other Income and Other Expense
Total other income includes the following components (dollars in millions):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
Royalty and licensee revenue	$68	$72	$72	$6
Merchant fees	44	17	16	3
Transition service agreement revenue	6	12	27	1
Gain from sales of merchant contracts	—	3	11	—
Other income	51	59	53	9
Total other income	$169	$163	$179	$19

Total other expense includes the following components (dollars in millions):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
Postage	$86	$85	$82	$7
Fraud losses	110	93	72	9
Supplies	26	22	23	2
Credit related inquiry fees	19	20	17	1
Litigation expense	(12)	218	22	—
Incentive expense	61	59	23	5
Other expense	198	107	101	11
Total other expense	$488	$604	$340	$35

16.    Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
Current:
U.S. federal	$1,059	$1,109	$931	$101
U.S. state and local	87	149	118	15
International	6	4	3	—
Total	1,152	1,262	1,052	116
Deferred:
U.S. federal	295	136	228	(11)
U.S. state and local	27	10	4	(1)
Total	322	146	232	(12)
Income tax expense	$1,474	$1,408	$1,284	$104

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	2.2	2.9	2.4	3.2
Valuation allowance - capital loss	—	—	(0.6)	—
Other	0.2	(0.4)	(0.2)	(0.1)
Effective income tax rate	37.4%	37.5%	36.6%	38.1%

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

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$627	$673
Customer fees and rewards	212	372
Compensation and benefits	87	104
State income taxes	65	71
Legal reserves	13	83
Other	59	37
Total deferred tax assets before valuation allowance	1,063	1,340
Valuation allowance	(37)	—
Total deferred tax assets, net of valuation allowance	1,026	1,340
Deferred tax liabilities:
Debt exchange premium	(98)	(107)
Depreciation and software amortization	(83)	(60)
Unearned income	(40)	(38)
Intangibles	(22)	(22)
Deferred loan acquisition costs	(16)	(12)
Unrealized gain/ loss	(8)	(15)
Other	(5)	(11)
Total deferred tax liabilities	(272)	(265)
Net deferred tax assets	$754	$1,075

Deferred tax assets at December 31, 2013 included a valuation allowance of $37 million established primarily on Diner's Club Italy deferred taxes.

A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in millions):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
Balance at beginning of period	$575	$507	$373	$573
Additions:
Current year tax positions	1	74	74	2
Prior year tax positions	142	1	154	—
Reductions:
Prior year tax positions	(69)	(5)	(83)	—
Settlements with taxing authorities	(18)	(2)	(9)	—
Expired statute of limitations	(2)	(2)	(2)	—
Balance at end of period(1)	$629	$573	$507	$575

(1)
At December 31, 2013, November 30, 2012 and 2011 and December 31, 2012, amounts included $142 million, $108 million, $97 million and $109 million respectively, of unrecognized tax benefits, which, if recognized, would favorably affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties related to unrecognized tax benefits increased by $17 million to $118 million for the calendar year ended December 31, 2013, increased by $20 million to $99 million for the fiscal year ended November 30, 2012, increased by $11 million to $79 million for the fiscal year ended November 30, 2011 and increased by $2 million to $101 million for the one month ended December 31, 2012. The changes primarily relate to the revaluation of existing federal and state tax issues.
The Company is subject to examination by the Internal Revenue Service ("IRS") and the tax authorities in various states. The tax years under examination vary by jurisdiction. The Company is pursuing an administrative appeal, the outcome of which remains uncertain, of the IRS’s proposed assessment for the years 1999 through 2005, when Discover was a subsidiary of Morgan Stanley. Although the appeals process is taking longer than anticipated, it is reasonably possible that a settlement of the IRS appeal and certain state audits may be made within 12 months of the reporting date. At this time, the Company believes it is reasonably possible that a reduction in the amount of unrecognized tax benefits of $101 million could be recognized as a result of such settlement.
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
At December 31, 2013, the Company had net operating loss carryforwards of $89 million for foreign purposes which do not expire.

17.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
Numerator:
Net income	$2,470	$2,345	$2,227	$170
Preferred stock dividends	(37)	(5)	—	—
Net income available to common stockholders	2,433	2,340	2,227	170
Income allocated to participating securities	(19)	(22)	(25)	(2)
Net income allocated to common stockholders	$2,414	$2,318	$2,202	$168

Denominator:
Weighted average shares of common stock outstanding	485	519	542	498
Effect of dilutive common stock equivalents	2	1	1	1
Weighted average shares of common stock outstanding and common stock equivalents	487	520	543	499

Basic earnings per common share	$4.97	$4.47	$4.06	$0.34
Diluted earnings per common share	$4.96	$4.46	$4.06	$0.34

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012, respectively.

18.	Capital Adequacy
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they were subject.
Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of December 31, 2013, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.

The following table shows the actual capital amounts and ratios of the Company and the Bank as of December 31, 2013 and 2012 and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital (to risk-weighted assets)
Discover Financial Services	$11,975	17.4%	$5,492	≥8.0%	$6,865	≥10.0%
Discover Bank	$10,496	15.5%	$5,428	≥8.0%	$6,785	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,409	15.2%	$2,746	≥4.0%	$4,119	≥6.0%
Discover Bank	$8,941	13.2%	$2,714	≥4.0%	$4,071	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,409	13.4%	$3,116	≥4.0%	$3,895	≥5.0%
Discover Bank	$8,941	11.6%	$3,077	≥4.0%	$3,847	≥5.0%

December 31, 2012
Total capital (to risk-weighted assets)
Discover Financial Services	$10,998	16.8%	$5,242	≥8.0%	$6,552	≥10.0%
Discover Bank	$9,615	14.9%	$5,172	≥8.0%	$6,465	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$9,470	14.5%	$2,621	≥4.0%	$3,931	≥6.0%
Discover Bank	$8,097	12.5%	$2,586	≥4.0%	$3,879	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$9,470	12.7%	$2,987	≥4.0%	$3,734	≥5.0%
Discover Bank	$8,097	11.0%	$2,936	≥4.0%	$3,670	≥5.0%

The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. In the calendar year ended December 31, 2013 and fiscal years ended November 30, 2012 and 2011, Discover Bank paid dividends of $1.6 billion, $1.5 billion and $1.4 billion, respectively, to the Company. No dividends were paid by Discover Bank during the one month ended December 31, 2012.

19.	Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2022. At December 31, 2013, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in millions):

	Capitalized Leases	Operating Leases
2014	$1	$15
2015	—	11
2016	—	10
2017	—	9
2018	—	6
Thereafter	—	7
Total minimum lease payments	1	$58
Less: Amount representing interest	—
Present value of net minimum lease payments	$1

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense under operating lease agreements, which considers contractual escalations, was $15 million, $18 million, $16 million and $3 million for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012, respectively.
Unused Commitments to Extend Credit
At December 31, 2013, the Company had unused commitments to extend credit for loans of approximately $162.8 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
Securitizations Representations and Warranties
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
The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of third-party investor interests in credit card asset-backed securities plus the principal amount of any other outstanding secured borrowings. The Company has recorded substantially all of the maximum potential amount of future payments in long-term borrowings on the Company’s statements of financial condition. The Company has not recorded any incremental contingent liability associated with its secured borrowing representations and warranties. Management believes that the probability of having to replace, repurchase or sell assets pledged as collateral under secured borrowing arrangements, including an early amortization event, is low.

Mortgage Loans Representations and Warranties
The Company sells loans it originates to investors on a servicing released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company is required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At December 31, 2013, this amount was not material and was included in accrued expenses and other liabilities on the consolidated statements of financial condition. The related provision was included in other income on the condensed consolidated statements of income.
Guarantees
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
Counterparty Settlement Guarantees
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

The maximum potential amount of future payments related to such contingent obligations is dependent upon the transaction volume processed between the time a counterparty defaults on its settlement and the time at which the Company disables the settlement of any further transactions for the defaulting party, which could be one month depending on the type of guarantee/counterparty. However, there is no limitation on the maximum amount the Company may be liable to pay. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. While the Company has some contractual remedies to offset these counterparty settlement exposures (such as letters of credit or pledged deposits), in the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees, based on historical transaction volume, would be as follows (dollars in millions):

December 31, 2013
Diners Club:
Merchant guarantee	$144
PULSE:
ATM guarantee	$1

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of December 31, 2013, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of December 31, 2013, the Company had not recorded any contingent liability in the consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.
Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution) or after expiration of the time period for chargebacks in the applicable agreement, the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
Aggregate sales transaction volume(1)	$120,442	$114,847	$108,225	$11,521

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.

The Company did not record any contingent liability in the consolidated financial statements for merchant chargeback guarantees on December 31, 2013 and 2012. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts, and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition (dollars in millions):

	December 31,
	2013	2012
Settlement withholdings and escrow deposits	$17	$25

20.	Litigation and Regulatory Matters
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
The Company has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and the Company’s exposure to, litigation, but there can be no assurance that the Company will continue to be successful in enforcing its arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers and may cause the Company to discontinue their use. In addition, bills are periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses, and the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") authorized the Consumer Financial Protection Bureau (the "CFPB") to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. A preliminary report on arbitration agreements issued by the CFPB expressed concerns about these agreements that may signal the CFPB is contemplating taking such steps. Further, the Company is involved in pending legal actions challenging its arbitration clause.
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, consumer regulatory, accounting, tax and other operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief, which could materially impact the Company's financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. The FDIC is completing its annual anti-money laundering/Bank Secrecy Act examination of Discover Bank and has notified the Company of certain potential program deficiencies. The CFPB has issued a Civil Investigative Demand to Discover Bank seeking documents and information regarding certain of Discover Bank’s student loan servicing practices. Discover Bank is cooperating with each of the agencies on these matters. If the FDIC or CFPB determines to bring an enforcement action, it could include demands for civil money penalties, changes to certain of Discover Bank’s business practices and on the student loan servicing matter, customer restitution.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation-related expense of $218 million and $22 million was recognized for the fiscal years ended November 30, 2012 and 2011, respectively. Litigation expense was not material for the calendar year ended December 31, 2013 and one month ended December 31, 2012.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is up to $150 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, takes into account the Company’s best estimate of such losses for those matters for which an estimate can be made, and does not represent the Company’s maximum potential loss exposure.

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
On August 16, 2011, the Attorney General of West Virginia filed a lawsuit against the Company in the Circuit Court of Mason County, West Virginia (West Virginia v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to the Company's marketing and administration of various protection products under West Virginia law. The Company has resolved this matter with the Attorney General.
On August 26, 2011, the Attorney General of Missouri issued a request for information to the Company in connection with an investigation to determine whether the Company has engaged in conduct that violates Missouri law in the marketing of its payment protection product to its credit card customers. The Company has resolved this matter with the Attorney General.
There are two class action cases pending in relation to the Telephone Consumer Protection Act (“TCPA”). The cases were filed in the U.S. District Court for the Northern District of California on November 30, 2011 (Walter Bradley et al. v. Discover Financial Services) and on March 6, 2012 (Andrew Steinfeld v. Discover Financial Services, DFS Services LLC and Discover Bank). The plaintiff in each case alleges that the Company contacted him, and members of the class he seeks to represent, on their cellular telephones without their express consent in violation of the TCPA. The plaintiff in each case seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). The Company and class counsel entered into a preliminary settlement of both pending class actions. On September 10, 2013, the court granted preliminary approval of the settlement. The settlement remains subject to final approval by the court.
On April 12, 2012, the Attorney General of Hawaii filed a lawsuit against the Company in the Circuit Court of the First Circuit, Hawaii (Hawaii v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to the Company's marketing and administration of various protection products under Hawaii law. The Company has resolved this matter with the Attorney General.
On June 28, 2012, the Attorney General of Mississippi filed a lawsuit against the Company in the Chancery Court of the First Judicial District of Hinds County, Mississippi (Mississippi v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to the Company's marketing and administration of various protection products under Mississippi law. The Company has resolved this matter with the Attorney General.
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
On April 17, 2013, the Attorney General of New Mexico filed a lawsuit against the Company in the First Judicial District Court, County of Santa Fe, New Mexico (New Mexico v. Discover Financial Services, Inc., Discover Bank, DFS Services LLC et al.). The lawsuit asserts various claims related to the Company's marketing and administration of various protection products under New Mexico law. The Company has resolved this matter with the Attorney General.

21.	Fair Value Measurements and Disclosures
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
During the calendar year ended December 31, 2013, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's consolidated financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2013
Assets
U.S. Treasury securities	$2,057	$—	$—	$2,057
U.S. government agency securities	1,561	—	—	1,561
Credit card asset-backed securities of other issuers	—	6	—	6
Residential mortgage-backed securities - Agency	—	1,307	—	1,307
Available-for-sale investment securities	$3,618	$1,313	$—	$4,931
Mortgage loans held for sale	$—	$148	$—	$148
Interest rate lock commitments	$—	$—	$4	$4
Forward delivery contracts	—	5	—	5
Other derivative financial instruments	—	70	—	70
Derivative financial instruments	$—	$75	$4	$79
Liabilities
Forward delivery contracts	$—	$1	$—	$1
Other derivative financial instruments	—	6	—	6
Derivative financial instruments	$—	$7	$—	$7

Balance at December 31, 2012
Assets
U.S. Treasury securities	$2,459	$—	$—	$2,459
U.S. government agency securities	2,233	—	—	2,233
Credit card asset-backed securities of other issuers	—	151	—	151
Residential mortgage-backed securities - Agency	—	1,302	—	1,302
Available-for-sale investment securities	$4,692	$1,453	$—	$6,145
Mortgage loans held for sale	$—	$355	$—	$355
Interest rate lock commitments	$—	$—	$12	$12
Forward delivery contracts	—	1	—	1
Other derivative financial instruments	—	98	—	98
Derivative financial instruments	$—	$99	$12	$111
Liabilities
Forward delivery contracts	$—	$2	$—	$2
Other derivative financial instruments	—	1	—	1
Derivative financial instruments	$—	$3	$—	$3

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the calendar year ended December 31, 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012.

Available-for-Sale Investment Securities
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
At December 31, 2013, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $1.3 billion, a weighted-average coupon of 2.83% and a weighted-average remaining maturity of four years.
Mortgage Loans Held for Sale and Related Derivative Instruments
The Company enters into commitments with consumers to originate mortgage loans at a specified interest rate, known as interest rate lock commitments (“IRLCs”). The Company reports IRLCs as derivative instruments at fair value with changes in fair value being recorded in other income. IRLCs and mortgage loans held for sale under certain loan programs are hedged in aggregate using “to be announced mortgage-backed securities” (“TBA MBS”). IRLCs and mortgage loans held for sale under loan programs that generally have lower volume are hedged on an individual loan level using best-efforts forward delivery contracts.
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

Other Derivative Financial Instruments
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
Assets and Liabilities under the Fair Value Option
The Company has elected to account for mortgage loans held for sale at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting. At December 31, 2013 and 2012, the aggregate unpaid principal balance of loans held for sale for which the fair value option had been elected was $146 million and $337 million, respectively. At December 31, 2013 and 2012, the same loans had a fair value of $148 million and $355 million, respectively. For the calendar year ended December 31, 2013 and one month ended December 31, 2012, $37 million of losses and $1 million of gains, respectively, from fair value adjustments on mortgage loans held for sale were recorded in other revenue on the consolidated statements of income.

Level 3 Financial Instruments Only
Changes in Level 3 Assets and Liabilities Measure at Fair Value on a Recurring Basis
The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in millions). There were no Level 3 assets or liabilities measured at fair value on a recurring basis at any point during the fiscal year ended November 30, 2011.

For the Calendar Year Ended December 31, 2013
	Balance at December 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total net gains (losses) included in earnings	Purchases	Sales	Settlements	Transfers of IRLCs to closed loans	Balance at December 31, 2013
Interest rate lock commitments	$12	—	—	121	—	—	3	(132)	$4
Forward delivery contracts	$—	—	(3)	3	—	—	—	—	$—
Mortgage loans held for sale	$—	3	—	—	1	(3)	(1)	—	$—

For the Fiscal Year Ended November 30, 2012
	Balance at November 30, 2011	Transfers into Level 3	Transfers out of Level 3	Total net gains (losses) included in earnings	Purchases	Sales	Settlements	Transfers of IRLCs to closed loans	Balance at November 30, 2012
Interest rate lock commitments	$—	—	—	110	5	—	2	(102)	$15
Forward delivery contracts	$—	—	(1)	1	—	—	—	—	$—

For the One Month Ended December 31, 2012
	Balance at November 30, 2012	Transfers into Level 3	Transfers out of Level 3	Total net gains (losses) included in earnings	Purchases	Sales	Settlements	Transfers of IRLCs to closed loans	Balance at December 31, 2012
Interest rate lock commitments	$15	—	—	17	—	—	1	(21)	$12

Unobservable Inputs and Sensitivities
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2013 (dollars in millions):

	Fair Value	Valuation Technique	Significant Unobservable Input	Ranges of Inputs		Weighted Average(1)
				Low	High
Interest rate lock commitments	$4	Quantitative risk models	Loan funding probability	15%	100%	60%

(1)	Weighted averages are calculated using notional amounts for derivative instruments.
The anticipated loan funding probability represents the Company's expectation regarding the percentage of IRLCs that will ultimately be funded. Generally, an increase in the anticipated loan funding probability would result in an increase in the magnitude of fair value measurements.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012, the Company had no material impairments related to these assets.
Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value, as of December 31, 2013 and 2012 (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at December 31, 2013
Assets
U.S. Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	14	—	14	15
Residential mortgage-backed securities - Agency	—	43	—	43	44
Held-to-maturity investment securities	$1	$57	$—	$58	$60

Cash and cash equivalents	$6,554	$—	$—	$6,554	$6,554
Restricted cash	$182	$—	$—	$182	$182
Net loan receivables(1)	$—	$—	$64,968	$64,968	$63,975
Accrued interest receivables	$—	$556	$—	$556	$556
Liabilities
Deposits	$—	$45,231	$—	$45,231	$44,959
Short-term borrowings	$—	$140	$—	$140	$140
Long-term borrowings - owed to securitization investors	$—	$15,312	$1,971	$17,283	$16,986
Other long-term borrowings	$—	$3,934	$1	$3,935	$3,488
Accrued interest payables	$—	$117	$—	$117	$117

Balance at December 31, 2012
Assets
U.S. Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	34	—	34	34
Residential mortgage-backed securities - Agency	—	54	—	54	52
Held-to-maturity investment securities	$1	$88	$—	$89	$87

Cash and cash equivalents	$2,584	$—	$—	$2,584	$2,584
Restricted cash	$290	$—	$—	$290	$290
Net loan receivables(1)	$—	$—	$62,619	$62,619	$60,455
Accrued interest receivables	$—	$500	$—	$500	$500
Liabilities
Deposits	$—	$42,671	$—	$42,671	$42,213
Short-term borrowings	$—	$327	$—	$327	$327
Long-term borrowings - owed to securitization investors	$—	$14,033	$2,337	$16,370	$15,933
Other long-term borrowings	$—	$2,332	$2	$2,334	$1,733
Accrued interest payables	$—	$126	$—	$126	$126

(1)	Net loan receivables excludes mortgage loans held for sale that are measured at fair value on a recurring basis.

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
Cash and Cash Equivalents
The carrying value of cash and cash equivalents approximates fair value due to the low level of risk these assets present to the Company as well as the relatively liquid nature of these assets, particularly given their short maturities.
Restricted Cash
The carrying value of restricted cash approximates fair value due to the low level of risk these assets present to the Company as well as the relatively liquid nature of these assets, particularly given their short maturities.
Held-to-Maturity Investment Securities
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
Total Loan Portfolio
The Company's loan receivables are comprised of credit card and installment loans, including the PCI student loans. Fair value estimates are derived utilizing discounted cash flow analyses, the calculations of which are performed on groupings of loan receivables that are similar in terms of loan type and characteristics. Inputs to the cash flow analysis of each grouping consider recent pre-payment and interest accrual trends and leverage forecasted loss estimates. The expected future cash flows, derived through the cash flow analysis, of each grouping are discounted at rates at which similar loans within each grouping could be originated under current market conditions. Significant inputs to the fair value measurement of the loan portfolio are unobservable, and as such are classified as Level 3.
Accrued Interest Receivable
The carrying value of accrued interest receivable, which is included in other assets on the statements of financial condition, approximates fair value as it is short-term in nature and is due in less than one year.
Deposits
The carrying values of money market deposits, savings deposits and demand deposits approximate fair value due to the potentially liquid nature of these deposits. For time deposits for which readily available market rates do not exist, fair values are estimated by discounting expected future cash flows using market rates currently offered for deposits with similar remaining maturities.
Short-Term Borrowings
The carrying values of short-term borrowings approximate fair value as they are short term in nature and have maturities of less than one year.
Long-Term Borrowings-Owed to Securitization Investors
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

Other Long-Term Borrowings
Fair values of other long-term borrowings, consisting of subordinated debt and unsecured debt, are determined utilizing current observable market prices for those transactions and, as such, are classified as Level 2. A portion of the difference between the carrying value and the fair value of the subordinated debt relates to the cash premiums paid in connection with the second and fourth quarter of the 2012 fiscal year debt exchanges as discussed in further detail in Note 10: Long-Term Borrowings. Fair values of other long-term borrowing for which there are no observable market transactions, namely capitalized leases, are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar credit risks, remaining maturities and repricing terms. As the significant inputs to these fair value measurements are unobservable, they are classified as Level 3.
Accrued Interest Payable
The carrying value of the Company's accrued interest payable, which is included in other liabilities on the statements of financial condition, approximates fair value as it is short term in nature and is payable in less than one year.

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
Derivatives Designated as Hedges
Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows arising from changes in interest rates, or other types of forecasted transactions, are considered cash flow hedges. Derivatives designated and qualifying as a hedge of the exposure to fluctuations in foreign exchange rates on investments in foreign entities are referred to as net investment hedges. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest receipts on credit card loan receivables, and, beginning in 2013, from interest payments on credit card securitized debt and deposits. The Company's cash flow hedges related to credit card loan receivables were for an initial maximum period of three years, with none outstanding as of December 31, 2013. The Company's outstanding cash flow hedges are for an initial maximum period of five years for securitized debt and seven years for deposits. The derivatives are designated as hedges of the risk of changes in cash flows on the Company’s LIBOR or Federal Funds rate-based interest payments, and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at December 31, 2013 will be reclassified to interest expense as interest payments are made on certain of the Company's floating rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $23 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.

Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities with a functional currency other than the U.S. dollar. The Company uses foreign exchange forward contracts to hedge its exposure to changes in foreign exchange rates on its net investment in Diners Club Italy. Foreign exchange forward contracts utilized by the Company involve fixing the U.S. dollar-euro exchange rate for delivery of a specified amount of foreign currency on a specified date. These derivatives are designated as net investment hedges, with the effective portion of changes in the fair value of the derivatives reported in other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.
Fair Value Hedges
The Company is exposed to changes in fair value of certain of its fixed rate debt obligations due to changes in interest rates. During the calendar year ended December 31, 2013, the Company used interest rate swaps to manage its exposure to changes in fair value of certain fixed rate senior notes, securitized debt and interest-bearing brokered deposits attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits relating to the risk being hedged were recorded in interest expense. The changes provided substantial offset to one another, with any difference, or ineffectiveness recorded in interest expense. Any basis differences between the fair value and the carrying amount of the hedged item at the inception of the hedging relationship are amortized to interest expense.
Derivatives Not Designated as Hedges
Interest Rate Lock Commitments
The Company enters into commitments with consumers to originate residential mortgage loans at a specified interest rate. The Company reports IRLCs that relate to the origination of mortgage loans that will be held for sale as derivative instruments at fair value with changes in fair value recorded in other income.
Forward Delivery Contracts
The Company economically hedges the changes in fair value of IRLCs and mortgage loans held for sale caused by changes in interest rates by using TBA MBS and entering into best efforts forward delivery commitments. These derivative instruments are recorded at fair value with changes in fair value recorded in other income.
Interest Rate Swaps
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
Foreign Exchange Forward Contracts
The Company has foreign exchange forward contracts that are economic hedges and are not designated as accounting hedges. The Company enters into foreign exchange forward contracts to manage foreign currency risk. Changes in the fair value of these contracts are recorded in other income.

The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the statements of financial condition each is reported as of December 31, 2013 and 2012 (dollars in millions). See Note 21: Fair Value Measurements and Disclosures for a description of the valuation methodologies of derivatives. All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of cash collateral receivable and payable. Cash collateral receivable and payable balances are recorded in other assets and deposits, respectively, in the condensed consolidated statements of financial condition. Collateral amounts recorded in the condensed consolidated statements of financial condition are based on the net collateral receivable or payable position for each applicable legal entity's master netting arrangement with each counterparty.

	December 31, 2013				December 31, 2012
			Statement of Financial Position Location			Statement of Financial Position Location
	Notional Amount	Number of Transactions	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$2,650	5	$18	$—	$1,750	$5	$—
Interest rate swaps - fair value hedge	$7,138	244	52	6	$7,859	93	—
Foreign exchange forward contract - net investment hedge(1)	$35	1	—	—	$—	—	—
Derivatives not designated as hedges:
Foreign exchange forward contracts(2)	$44	8	—	—	$40	—	—
Interest rate swap(3)	$796	1	—	—	$1,027	—	1
Forward delivery contracts	$693	478	5	1	$774	1	2
Interest rate lock commitments(3)	$235	1,107	4	—	$414	12	—
Total gross derivative assets/liabilities(4)			79	7		111	3
Less: Collateral receivable/payable(5)			(61)	(7)		(92)	—
Total net derivative assets/liabilities			$18	$—		$19	$3

(1)	The foreign exchange forward contract has a notional amounts of EUR 26 million as of December 31, 2013.

(2)
The foreign exchange forward contracts have notional amounts of EUR 20 million, GBP 6 million, SGD 1 million and CHF 5 million as of December 31, 2013 and EUR 18 million and GBP 9 million and SGD 2 million as of December 31, 2012.

(3)	Interest rate swaps not designated as hedges and interest rate lock commitments do not have associated master netting arrangements.

(4)
In addition to the derivatives disclosed in the table, the Company had one outstanding forward contract to purchase when-issued mortgage-backed securities as part of our community reinvestment initiatives. This forward contract had a notional amount of $40 million and an immaterial fair value as of December 31, 2013.

(5)	Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.

The following table summarizes the impact of the derivative instruments on income, and indicates where within the consolidated statements of income such impact is reported for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012 (dollars in millions):

		For the Calendar Year Ended December 31, 2013(1)	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
	Location		2012	2011
Derivatives designated as hedges:
Interest rate swaps—cash flow hedges:
Total gains (losses) recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$13	$(6)	$7	$(1)
Total gains (losses) recognized in other comprehensive income		$13	$(6)	$7	$(1)
Amount reclassified from other comprehensive income into income	Interest Income	$4	$7	$8	$1
Amount reclassified from other comprehensive income into income	Interest Expense	(12)	—	—	—
Interest rate swaps—fair value hedges:
Interest expense - ineffectiveness		(46)	58	37	(9)
Interest expense - other		41	30	13	3
Gain (loss) on interest rate swaps	Interest Expense	(5)	88	50	(6)
Interest expense - ineffectiveness		51	(52)	(30)	10
Interest expense - other		(6)	(6)	(7)	(1)
Gain (loss) on hedged item	Interest Expense	45	(58)	(37)	9
Total gains (losses) recognized in income		$32	$37	$21	$4
Derivatives not designated as hedges:
Gain (loss) on forward contracts	Other Income	$(1)	$1	$—	$(1)
Gain (loss) on interest rate swaps	Other Income	(1)	(7)	(5)	—
Gain (loss) on forward delivery contracts	Other Income	4	(1)	—	2
Gain (loss) on interest rate lock commitments	Other Income	121	110	—	17
Total gains (losses) on derivatives not designated as hedges recognized in income		$123	$103	$(5)	$18

(1)
The impact of the net investment hedge on the consolidated statements of income, which arise from amounts reclassified from other comprehensive income, was immaterial for the calendar year ended December 31, 2013.

Collateral Requirements and Credit-Risk Related Contingency Features
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
As of December 31, 2013, DFS had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At December 31, 2013, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $103 million as of December 31, 2013.

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

•
Direct Banking: The Direct Banking segment includes Discover branded credit cards issued to individuals and small businesses and other consumer products and services, including home loans, personal loans, student loans, home equity loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on each of the loan products. Additionally, the Company’s credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.

•
Payment Services: The Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and the Company’s network partners business, which includes credit, debit and prepaid cards issued on the Discover Network by third parties. This segment also includes the business operations of Diners Club Italy, which primarily consist of issuing Diners Club charge cards. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club.

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	The Company aggregates operating segments when determining reporting segments.

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.

•	Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012 (dollars in millions):

	Direct Banking	Payment Services	Total
For the Calendar Year Ended December 31, 2013
Interest income
Credit card	$5,978	$—	$5,978
Private student loans	252	—	252
PCI student loans	272	—	272
Personal loans	464	—	464
Other	98	—	98
Total interest income	7,064	—	7,064
Interest expense	1,146	—	1,146
Net interest income	5,918	—	5,918
Provision for loan losses	1,069	17	1,086
Other income	1,976	330	2,306
Other expense	2,961	233	3,194
Income before income tax expense	$3,864	$80	$3,944

For the Fiscal Year Ended November 30, 2012
Interest income
Credit card	$5,751	$—	$5,751
Private student loans	184	—	184
PCI student loans	303	—	303
Personal loans	363	—	363
Other	102	—	102
Total interest income	6,703	—	6,703
Interest expense	1,331	—	1,331
Net interest income	5,372	—	5,372
Provision for loan losses	848	—	848
Other income	1,939	342	2,281
Other expense	2,891	161	3,052
Income before income tax expense	$3,572	$181	$3,753

For the Fiscal Year Ended November 30, 2011
Interest income
Credit card	$5,654	$—	$5,654
Private student loans	115	—	115
PCI student loans	225	—	225
Personal loans	266	—	266
Other	85	—	85
Total interest income	6,345	—	6,345
Interest expense	1,485	—	1,485
Net interest income	4,860	—	4,860
Provision for loan losses	1,013	—	1,013
Other income	1,907	298	2,205
Other expense	2,409	132	2,541
Income before income tax expense	$3,345	$166	$3,511

For the One Month Ended December 31, 2012
Interest income
Credit card	$510	$—	$510
Private student loans	18	—	18
PCI student loans	24	—	24
Personal loans	34	—	34
Other	9	—	9
Total interest income	595	—	595
Interest expense	103	—	103
Net interest income	492	—	492
Provision for loan losses	178	—	178
Other income	169	31	200
Other expense	224	16	240
Income before income tax expense	$259	$15	$274

24.	Related Party Transactions
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
Discover Financial Services
(Parent Company Only)
Condensed Statements of Financial Condition

	December 31,
	2013	2012
	(dollars in millions)
Assets:
Cash and cash equivalents	$4	$41
Notes receivable from subsidiaries(1)	2,254	2,225
Investments in subsidiaries	9,824	8,947
Other assets	158	133
Total assets	$12,240	$11,346

Liabilities and Stockholders' Equity:
Non-interest bearing deposit accounts	$6	$3
Interest-bearing deposit accounts	7	17
Total deposits	13	20
Short-term borrowings from subsidiaries	146	88
Other long-term borrowings(2)	1,045	1,035
Accrued expenses and other liabilities	227	330
Total liabilities	1,431	1,473
Stockholders' equity	10,809	9,873
Total liabilities and stockholders' equity	$12,240	$11,346

(1)
The Parent Company advanced $1.8 billion to Discover Bank as of December 31, 2013, which is included in notes receivables from subsidiaries. The $1.8 billion is available to the Parent for liquidity purposes.

(2)
During the 2012 fiscal year, the Company completed a private exchange offer, resulting in the exchange of $500 million outstanding aggregate principal amount of subordinated debt issued by a subsidiary for the same aggregate principal amount of new senior notes issued by the Parent. A cash premium of $176 million paid by the subsidiary to bondholders tendering its subordinated notes under the exchange offer is reported as a component of the new senior notes and is thus included in other long term borrowings of the Parent.

Discover Financial Services
(Parent Company Only)
Condensed Statements of Income

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
	(dollars in millions)
Interest income	$22	$22	$23	$2
Interest expense	84	52	61	7
Net interest expense	(62)	(30)	(38)	(5)
Dividends from subsidiaries	1,600	1,500	1,375	—
Other income	—	—	3	—
Total income (loss)	1,538	1,470	1,340	(5)
Other expense
Employee compensation and benefits	—	—	2	—
Professional fees	3	1	—	—
Other(1)	1	(171)	2	—
Total other (benefit) expense	4	(170)	4	—
Income (loss) before income tax (expense) benefit and equity in undistributed net income of subsidiaries	1,534	1,640	1,336	(5)
Income tax (expense) benefit	17	(54)	16	2
Equity in undistributed net income of subsidiaries	919	759	875	173
Net income	$2,470	$2,345	$2,227	$170

(1)
During the 2012 fiscal year, the Company completed a private exchange offer, resulting in the exchange of $500 million outstanding aggregate principal amount of subordinated debt issued by a subsidiary for the same aggregate principal amount of new senior notes issued by the Parent. A cash premium of $176 million was paid by the subsidiary but is associated with the borrowings on the Parent financial statements.

Discover Financial Services
(Parent Company Only)
Condensed Statements of Cash Flows

	For the Calendar Year Ended December 31, 2013	For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
		2012	2011
	(dollars in millions)
Cash flows from operating activities
Net income	$2,470	$2,345	$2,227	$170
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges included in net income:
Equity in undistributed net income of subsidiaries	(919)	(759)	(875)	(173)
Stock-based compensation expense	59	47	44	3
Deferred income taxes	(2)	109	18	(1)
Premium on debt issuance(1)	—	(176)	—	—
Depreciation and amortization	19	4	—	1
Changes in assets and liabilities:
(Increase) decrease in other assets	(33)	(16)	(8)	32
Increase (decrease) in other liabilities and accrued expenses	29	10	(16)	(15)
Net cash provided by operating activities	1,623	1,564	1,390	17

Cash flows from investing activities
Increase in investment in subsidiaries	—	(196)	(8)	(1)
(Increase) decrease in loans to subsidiaries	(29)	(520)	(877)	57
Net cash (used for) provided by investing activities	(29)	(716)	(885)	56

Cash flows from financing activities
Net increase (decrease) in short-term borrowings from subsidiaries	58	1	—	(6)
Proceeds from issuance of common stock	13	26	23	2
Proceeds from issuance of preferred stock	—	560	—	—
Proceeds from advances from subsidiaries	—	93	—	—
Purchases of treasury stock	(1,296)	(1,216)	(436)	(12)
Net (decrease) increase in deposits	(7)	12	18	(12)
Premium paid on debt exchange	—	(115)	—	—
Dividends paid on common and preferred stock	(399)	(209)	(110)	(5)
Net cash used for financing activities	(1,631)	(848)	(505)	(33)
Increase (decrease) in cash and cash equivalents	(37)	—	—	40
Cash and cash equivalents, at beginning of period	41	1	1	1
Cash and cash equivalents, at end of period	$4	$1	$1	$41

Supplemental Disclosures:
Cash paid during the year for:
Interest expense	$65	$66	$77	$2
Income taxes, net of income tax refunds	$(1)	$(65)	$11	$—

Significant non-cash investing and financing transactions
Capital contribution to subsidiary(1)	$—	$499	$—	$—
Debt issuance, net of discount(1)	$—	$(499)	$—	$—

(1)
During the 2012 fiscal year, the Company completed a private exchange offer, resulting in the exchange of $500 million outstanding aggregate principal amount of subordinated debt issued by a subsidiary for the same aggregate principal amount of new senior notes issued by the Parent. A cash premium of $176 million was paid by the subsidiary but is associated with the borrowings on the Parent financial statements.

26.	Transition Period Financial Information
The following table presents selected financial data for the one month ended and as of December 31, 2012 and the one month ended and as of December 31, 2011 (in millions, except per share data):

	One Month Ended December 31,
	2012	2011
		(unaudited)
Statement of Income Data:
Net interest income	$492	$442
Provision for loan losses	178	173
Other income	200	211
Other expense	240	217
Income before income tax expense	274	263
Income tax expense	104	99
Net income	$170	$164

Net income allocated to common stockholders	$168	$162

Per Share of Common Stock:
Basic earnings per common share	$0.34	$0.31
Diluted earnings per common share	$0.34	$0.30
Weighted average shares outstanding	498	529
Weighted average shares outstanding (fully diluted)	499	530

Statement of Financial Condition Data (as of):
Total loan receivables	$62,598	$59,372
Allowance for loan losses	$(1,788)	$(2,245)
Total assets	$73,491	$69,473
Long-term borrowings	$17,666	$18,265
Total liabilities	$63,618	$61,115
Total stockholders' equity	$9,873	$8,358

27.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to December 31, 2013 and determined there were no subsequent events that would require recognition or disclosure in the consolidated financial statements.

28.	Quarterly Results
The following table provides unaudited quarterly results. As discussed previously, the Company changed its fiscal year end from November 30 to December 31 of each year. This fiscal year change was effective January 1, 2013. As a result of the change, the Company had a one month transition period in December 2012 that is not represented in this table of quarterly results. For information on the one month transition period, see Note 26: Transition Period Financial Information (dollars in millions, except per share data):

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	November 30, 2012	August 31, 2012	May 31, 2012	February 29, 2012
Interest income	$1,842	$1,787	$1,727	$1,708	$1,706	$1,695	$1,656	$1,646
Interest expense	273	278	297	298	312	325	341	353
Net interest income	1,569	1,509	1,430	1,410	1,394	1,370	1,315	1,293
Provision for loan losses	354	333	240	159	338	126	232	152
Gain (loss) on investments	2	—	—	3	26	—	—	—
Other income	558	553	611	579	578	594	533	550
Other expense	838	783	820	753	800	826	749	677
Income before income tax expense	937	946	981	1,080	860	1,012	867	1,014
Income tax expense	335	353	379	407	309	385	330	384
Net income	$602	$593	$602	$673	$551	$627	$537	$630
Net income allocated to common stockholders(1)	$588	$579	$588	$659	$541	$621	$532	$624
Basic earnings per common share(1)	$1.24	$1.20	$1.20	$1.33	$1.08	$1.21	$1.01	$1.18
Diluted earnings per common share(1)	$1.23	$1.20	$1.20	$1.33	$1.07	$1.21	$1.00	$1.18

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessments and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm's report on this matter is included in Item 8 of this annual report on Form 10-K.
Discover Financial Services
Riverwoods, IL
February 24, 2014
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
Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in our proxy statement for our annual meeting of stockholders to be held on May 7, 2014 ("Proxy Statement") is incorporated by reference herein.
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
"2013 Executive Compensation”
"Compensation Committee Report”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information related to the compensation plans under which our equity securities are authorized for issuance as of December 31, 2013 under the caption "Approval of the Amendment and Restatement of our Omnibus Incentive Plan - Equity Compensation Plan Information" in our Proxy Statement is incorporated by reference herein.
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
(a) Documents filed as part of this Form 10-K:
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in this annual report on Form 10-K are listed below and appear on pages 95 through 175 herein.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	94
Consolidated Statements of Financial Condition as of December 31, 2013 and 2012	96
Consolidated Statements of Income for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012	97
Consolidated Statements of Comprehensive Income for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012	98
Consolidated Statements of Changes in Stockholders' Equity for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012	99
Consolidated Statements of Cash Flows for the calendar year ended December 31, 2013, fiscal years ended November 30, 2012 and 2011 and one month ended December 31, 2012	100
Notes to the Consolidated Financial Statements	101

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

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ R. Mark Graf
R. Mark Graf Executive Vice President and Chief Financial Officer
Date: February 24, 2014

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2014.

Signature	Title

/S/ DAVID W. NELMS	Chairman and Chief Executive Officer
David W. Nelms

/S/ R. MARK GRAF	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
R. Mark Graf

/S/ EDWARD W. McGROGAN	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Edward W. McGrogan

/S/ LAWRENCE A. WEINBACH	Lead Director
Lawrence A. Weinbach

/S/ JEFFREY S. ARONIN	Director
Jeffrey S. Aronin

/S/ MARY K. BUSH	Director
Mary K. Bush

/S/ GREGORY C. CASE	Director
Gregory C. Case

/S/ CYNTHIA A. GLASSMAN	Director
Cynthia A. Glassman

/S/ RICHARD H. LENNY	Director
Richard H. Lenny

/S/ THOMAS G. MAHERAS	Director
Thomas G. Maheras

/S/ MICHAEL H. MOSKOW	Director
Michael H. Moskow

/S/ E. FOLLIN SMITH	Director
E. Follin Smith

/S/ MARK A. THIERER	Director
Mark A. Thierer

Exhibit Index

Exhibit Number	Description
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

4.6	Registration Rights Agreement, dated April 27, 2012 (filed as Exhibit 4.3 to Discover Financial Services' Current Report on Form 8-K filed on May 3, 2012 and incorporated herein by reference thereto).

Exhibit Number	Description
4.7	Deposit Agreement, dated October 16, 2012 (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on October 16, 2012 and incorporated herein by reference thereto).

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

4.10
Fiscal and Paying Agency Agreement between Discover Bank and U.S. Bank National Association dated as of February 21, 2013 (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on February 21, 2013 and incorporated herein by reference thereto).

4.11
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

10.6
Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (filed as Exhibit 4.1 to Discover Bank's Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto), as amended by the First Amendment to Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of October 18, 2011 (filed as Exhibit 4.1 to Discover Bank's Current Report on Form 8-K filed on October 19, 2011 and incorporated herein by reference thereto).

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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.37
Form 2013 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services' Quarterly Report on Form 10-Q filed on April 30, 2013 and incorporated herein by reference thereto).

10.38
Form 2013 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services' Quarterly Report on Form 10-Q filed on April 30, 2013 and incorporated herein by reference thereto).

10.39
Amendment No. 3 to the Directors' Compensation Plan of Discover Financial Services, effective as of July 1, 2013 (filed as Exhibit 10.1 to Discover Financial Services' Quarterly Report on Form 10-Q filed on July 30, 2013 and incorporated herein by reference thereto).

10.40
Form of 2013 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services' Current Report on Form 8-K filed on December 26, 2013 and incorporated herein by reference thereto).

11
Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8, Note 17: Earnings Per Share to the consolidated financial statements and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

18	Letter regarding change in accounting principles.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.