Form 10-Q
period 2014-03-31
Discover Financial Services
filed 2014-04-29
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 25, 2014, there were 466,273,816 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014

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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	March 31, 2014	December 31, 2013
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$8,731	$6,554
Restricted cash	1,163	182
Investment securities:
Available-for-sale (amortized cost of $3,868 and $4,900 at March 31, 2014 and December 31, 2013, respectively)	3,902	4,931
Held-to-maturity (fair value of $62 and $58 at March 31, 2014 and December 31, 2013, respectively)	62	60
Total investment securities	3,964	4,991
Loan receivables:
Mortgage loans held for sale, measured at fair value	133	148
Loan portfolio:
Credit card	50,879	53,150
Other	8,794	8,295
Purchased credit-impaired loans	4,046	4,178
Total loan portfolio	63,719	65,623
Total loan receivables	63,852	65,771
Allowance for loan losses	(1,591)	(1,648)
Net loan receivables	62,261	64,123
Premises and equipment, net	668	654
Goodwill	284	284
Intangible assets, net	182	185
Other assets	2,331	2,367
Total assets	$79,584	$79,340
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$44,813	$44,766
Non-interest bearing deposit accounts	171	193
Total deposits	44,984	44,959
Short-term borrowings	124	140
Long-term borrowings	20,182	20,474
Accrued expenses and other liabilities	3,273	2,958
Total liabilities	68,563	68,531
Commitments, contingencies and guarantees (Notes 8, 11, and 12)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 558,034,622 and 555,349,629 shares issued at March 31, 2014 and December 31, 2013, respectively	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued or outstanding and aggregate liquidation preference of $575 at March 31, 2014 and December 31, 2013	560	560
Additional paid-in capital	3,739	3,687
Retained earnings	10,138	9,611
Accumulated other comprehensive loss	(70)	(68)
Treasury stock, at cost; 89,651,099 and 83,105,578 shares at March 31, 2014 and December 31, 2013, respectively	(3,351)	(2,986)
Total stockholders’ equity	11,021	10,809
Total liabilities and stockholders’ equity	$79,584	$79,340

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

	March 31, 2014	December 31, 2013
	(unaudited) (dollars in millions)
Assets
Restricted cash	$1,160	$179
Credit card loan receivables	$29,157	$31,112
Purchased credit-impaired loans	$2,177	$2,248
Allowance for loan losses allocated to securitized loan receivables	$(807)	$(861)
Other assets	$37	$34
Liabilities
Long-term borrowings	$16,295	$16,986
Accrued interest payable	$8	$9

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended March 31,
	2014	2013
	(unaudited) (dollars in millions, except per share amounts)
Interest income:
Credit card loans	$1,537	$1,451
Other loans	275	234
Investment securities	16	20
Other interest income	5	3
Total interest income	1,833	1,708
Interest expense:
Deposits	153	186
Short-term borrowings	1	1
Long-term borrowings	116	111
Total interest expense	270	298
Net interest income	1,563	1,410
Provision for loan losses	272	159
Net interest income after provision for loan losses	1,291	1,251
Other income:
Discount and interchange revenue, net	254	263
Protection products revenue	83	88
Loan fee income	83	81
Transaction processing revenue	44	53
Gain on investments	4	3
Gain on origination and sale of mortgage loans	16	51
Other income	31	43
Total other income	515	582
Other expense:
Employee compensation and benefits	307	290
Marketing and business development	169	169
Information processing and communications	84	78
Professional fees	99	104
Premises and equipment	23	19
Other expense	102	93
Total other expense	784	753
Income before income tax expense	1,022	1,080
Income tax expense	391	407
Net income	$631	$673
Net income allocated to common stockholders	$618	$659
Basic earnings per common share	$1.31	$1.33
Diluted earnings per common share	$1.31	$1.33
Dividends declared per common share	$0.20	$—

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended March 31,
	2014	2013
	(unaudited) (dollars in millions)
Net income	$631	$673
Other comprehensive income (loss), net of taxes
Unrealized gain (loss) on securities available for sale, net of tax	2	(11)
Unrealized loss on cash flow hedges, net of tax	(4)	(1)
Other comprehensive loss	(2)	(12)
Comprehensive income	$629	$661

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2012	575	$560	553,351	$5	$3,598	$7,472	$(72)	$(1,690)	$9,873
Net income	—	—	—	—	—	673	—	—	673
Other comprehensive loss	—	—	—	—	—	—	(12)	—	(12)
Purchases of treasury stock	—	—	—	—	—	—	—	(261)	(261)
Common stock issued under employee benefit plans	—	—	15	—	1	—	—	—	1
Common stock issued and stock-based compensation expense	—	—	1,490	1	33	—	—	—	34
Dividends — Series B preferred stock	—	—	—	—	—	(9)	—	—	(9)
Balance at March 31, 2013	575	$560	554,856	$6	$3,632	$8,136	$(84)	$(1,951)	$10,299

Balance at December 31, 2013	575	$560	555,350	$5	$3,687	$9,611	$(68)	$(2,986)	$10,809
Net income	—	—	—	—	—	631	—	—	631
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Purchases of treasury stock	—	—	—	—	—	—	—	(365)	(365)
Common stock issued under employee benefit plans	—	—	14	—	1	—	—	—	1
Common stock issued and stock-based compensation expense	—	—	2,671	—	51	—	—	—	51
Dividends — common stock	—	—	—	—	—	(95)	—	—	(95)
Dividends — Series B preferred stock	—	—	—	—	—	(9)	—	—	(9)
Balance at March 31, 2014	575	$560	558,035	$5	$3,739	$10,138	$(70)	$(3,351)	$11,021

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2014	2013
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$631	$673
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	272	159
Deferred income taxes	23	121
Depreciation and amortization on premises and equipment	29	25
Amortization of deferred revenues	(51)	(48)
Other depreciation and amortization	61	43
Accretion of accretable yield on acquired loans	(68)	(70)
Gain on investments	(4)	(3)
Loss on equity method and other investments	7	4
Gain on origination and sale of loans	(16)	(51)
Stock-based compensation expense	18	17
Proceeds from sale of mortgage loans originated for sale	512	1,249
Net principal disbursed on mortgage loans originated for sale	(478)	(1,156)
Changes in assets and liabilities:
Increase in other assets	(41)	(88)
Increase in accrued expenses and other liabilities	234	617
Net cash provided by operating activities	1,129	1,492

Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	1,276	1,015
Purchases of available-for-sale investment securities	(101)	(90)
Maturities of held-to-maturity investment securities	5	13
Purchases of held-to-maturity investment securities	(8)	—
Net principal disbursed on loans originated for investment	1,692	2,102
Purchases of loan receivables	—	(133)
Purchases of other investments	(29)	(31)
Increase in restricted cash	(981)	(192)
Purchases of premises and equipment	(43)	(59)
Net cash provided by investing activities	1,811	2,625

Cash flows from financing activities
Net decrease in short-term borrowings	(16)	(37)
Proceeds from issuance of securitized debt	1,650	1,700
Maturities and repayment of securitized debt	(2,352)	(899)
Proceeds from issuance of other long-term borrowings	399	750
Proceeds from issuance of common stock	1	5
Purchases of treasury stock	(365)	(261)
Net increase in deposits	26	187
Dividends paid on common and preferred stock	(106)	(79)
Net cash (used for) provided by financing activities	(763)	1,366
Net increase in cash and cash equivalents	2,177	5,483
Cash and cash equivalents, at beginning of period	6,554	2,584
Cash and cash equivalents, at end of period	$8,731	$8,067

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2013 audited consolidated financial statements filed with the Company’s annual report on Form 10-K for the calendar year ended December 31, 2013.
Recently Issued Accounting Pronouncements.
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

2.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	March 31, 2014	December 31, 2013
U.S. Treasury securities(1)	$1,343	$2,058
U.S. government agency securities	1,047	1,561
States and political subdivisions of states	10	15
Other securities:
Credit card asset-backed securities of other issuers	—	6
Residential mortgage-backed securities - Agency(2)	1,564	1,351
Total other securities	1,564	1,357
Total investment securities	$3,964	$4,991

(1)	Includes $7 million and $9 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of March 31, 2014 and December 31, 2013, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$1,320	$22	$—	$1,342
U.S. government agency securities	1,025	22	—	1,047
Residential mortgage-backed securities - Agency	1,523	3	(13)	1,513
Total available-for-sale investment securities	$3,868	$47	$(13)	$3,902
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	10	—	—	10
Residential mortgage-backed securities - Agency(4)	51	—	—	51
Total held-to-maturity investment securities	$62	$—	$—	$62

December 31, 2013
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$2,030	$27	$—	$2,057
U.S. government agency securities	1,535	26	—	1,561
Credit card asset-backed securities of other issuers	6	—	—	6
Residential mortgage-backed securities - Agency	1,329	—	(22)	1,307
Total available-for-sale investment securities	$4,900	$53	$(22)	$4,931
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	15	—	(1)	14
Residential mortgage-backed securities - Agency(4)	44	—	(1)	43
Total held-to-maturity investment securities	$60	$—	$(2)	$58

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2014
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	22	$999	$(12)	$47	$(1)
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$5	$—	$3	$—
Residential mortgage backed securities - Agency	5	$29	$—	$—	$—

At December 31, 2013
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	23	$1,097	$(20)	$48	$(2)
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$8	$(1)	$3	$—
Residential mortgage backed securities - Agency	2	$40	$(1)	$—	$—

During the three months ended March 31, 2014, and 2013, the Company received $60 million and $309 million of proceeds related to maturities, or redemptions of investment securities. For the three months ended March 31, 2014, these proceeds primarily resulted from $49 million maturities of residential mortgage-backed securities and $6 million maturities of credit card asset-backed securities of other issuers. For the three months ended March 31, 2013, the proceeds primarily resulted from $100 million maturities of U.S. government agency securities, $82 million maturities of residential mortgage-backed securities, and $75 million maturities of U.S. Treasury securities.
The Company records gains and losses on investment securities in other income when investments are sold or liquidated, when the Company believes an investment is other than temporarily impaired prior to the disposal of the investment, or in certain other circumstances. Proceeds from the sales of available-for-sale investment securities, comprised of U.S. Treasury securities and U.S. government agency securities, were $1.2 billion and $719 million during the three months ended March 31, 2014 and 2013, respectively. The Company recognized gains on sales of available-for-sale investment securities of $4 million and $2 million during the three months ended March 31, 2014 and 2013, respectively, which were calculated using the specific identification method and were recorded entirely in earnings. There were no gains or losses related to other-than-temporary impairments during the three months ended March 31, 2014 and 2013.
The Company records unrealized gains and losses on its available-for-sale investment securities in other comprehensive income. For the three months ended March 31, 2014, the Company recorded net unrealized gains of $3 million ($2 million after tax) in other comprehensive income. For the three months ended March 31, 2013, the Company recorded net unrealized losses of $16 million ($11 million after tax) in other comprehensive income.

Maturities of available-for-sale debt securities and held-to-maturity debt securities at the end of the period are provided in the table below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At March 31, 2014
Available-for-sale—Amortized Cost(1)
U.S. Treasury securities	$126	$1,194	$—	$—	$1,320
U.S. government agency securities	102	923	—	—	1,025
Residential mortgage-backed securities - Agency	—	—	422	1,101	1,523
Total available-for-sale investment securities	$228	$2,117	$422	$1,101	$3,868
Held-to-maturity—Amortized Cost(2)
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	10	10
Residential mortgage-backed securities - Agency	—	—	—	51	51
Total held-to-maturity investment securities	$1	$—	$—	$61	$62
Available-for-sale—Fair Values(1)
U.S. Treasury securities	$127	$1,215	$—	$—	$1,342
U.S. government agency securities	103	944	—	—	1,047
Residential mortgage-backed securities - Agency	—	—	420	1,093	1,513
Total available-for-sale investment securities	$230	$2,159	$420	$1,093	$3,902
Held-to-maturity—Fair Values(2)
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	10	10
Residential mortgage-backed securities - Agency	—	—	—	51	51
Total held-to-maturity investment securities	$1	$—	$—	$61	$62

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.
Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting, and are recorded within other assets, and the related commitment for future investments is recorded in accrued expenses and other liabilities within the statement of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statement of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of March 31, 2014 and December 31, 2013, the Company had outstanding investments in these entities of $300 million and $308 million, respectively, and related contingent liabilities of $28 million and $52 million, respectively.

3.	Loan Receivables
The Company has three portfolio segments: credit card loans, other loans and purchased credit-impaired ("PCI") student loans.

The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	March 31, 2014	December 31, 2013
Mortgage loans held for sale(1)	$133	$148
Loan portfolio:
Credit card loans:
Discover card(2)	50,685	52,952
Discover business card	194	198
Total credit card loans	50,879	53,150
Other loans:
Personal loans	4,310	4,191
Private student loans	4,326	3,969
Other	158	135
Total other loans	8,794	8,295
Purchased credit-impaired loans(3)	4,046	4,178
Total loan portfolio	63,719	65,623
Total loan receivables	63,852	65,771
Allowance for loan losses	(1,591)	(1,648)
Net loan receivables	$62,261	$64,123

(1)	Substantially all mortgage loans held for sale are pledged as collateral against the warehouse line of credit used to fund consumer residential loans.

(2)
Amounts include $19.6 billion and $20.2 billion underlying investors’ interest in trust debt at March 31, 2014 and December 31, 2013, respectively, and $9.5 billion and $10.9 billion in seller's interest at March 31, 2014 and December 31, 2013, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for further information.

(3)
Amounts include $2.2 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at March 31, 2014 and December 31, 2013. See Note 4: Credit Card and Student Loan Securitization Activities. Of the remaining $1.8 billion and $2.0 billion at March 31, 2014 and December 31, 2013, respectively, that were not pledged as collateral, approximately $22 million for each period represents loans eligible for reimbursement through an indemnification claim. Discover Bank must purchase such loans from the trust before a claim may be filed.

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

Information related to the delinquent and non-accruing loans in the Company’s loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At March 31, 2014
Credit card loans:
Discover card(2)	$432	$441	$873	$402	$162
Discover business card	2	1	3	2	1
Total credit card loans	434	442	876	404	163
Other loans:
Personal loans(3)	21	8	29	7	5
Private student loans (excluding PCI)(4)	51	26	77	26	—
Other	1	2	3	—	39
Total other loans (excluding PCI)	73	36	109	33	44
Total loan receivables (excluding PCI)	$507	$478	$985	$437	$207

At December 31, 2013
Credit card loans:
Discover card(2)	$464	$445	$909	$406	$154
Discover business card	1	2	3	2	1
Total credit card loans	465	447	912	408	155
Other loans:
Personal loans(3)	21	8	29	8	5
Private student loans (excluding PCI)(4)	48	18	66	18	—
Other	1	2	3	—	40
Total other loans (excluding PCI)	70	28	98	26	45
Total loan receivables (excluding PCI)	$535	$475	$1,010	$434	$200

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $7 million and $8 million for the three months ended March 31, 2014 and 2013, respectively. The Company does not separately systematically compute the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' quarterly average balances and rates prior to non-accrual status.

(2)
Consumer credit card loans that are 90 or more days delinquent and accruing interest include $42 million and $41 million of loans accounted for as troubled debt restructurings at March 31, 2014 and December 31, 2013, respectively.

(3)	Personal loans that are 90 or more days delinquent and accruing interest include $2 million of loans accounted for as troubled debt restructurings at March 31, 2014 and December 31, 2013.

(4)	Private student loans that are 90 or more days delinquent and accruing interest include $3 million of loans accounted for as troubled debt restructurings at March 31, 2014 and December 31, 2013.

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
Information related to the net charge-offs in the Company's loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended March 31,
	2014		2013
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans:
Discover card	$293	2.32%	$286	2.36%
Discover business card	1	1.76%	1	2.66%
Total credit card loans	294	2.32%	287	2.36%
Other loans:
Personal loans	21	2.07%	19	2.30%
Private student loans (excluding PCI)	14	1.31%	7	0.82%
Total other loans (excluding PCI)	35	1.67%	26	1.49%
Net charge-offs as a percentage of total loans (excluding PCI)	$329	2.22%	$313	2.25%
Net charge-offs as a percentage of total loans (including PCI)	$329	2.08%	$313	2.08%

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
March 31, 2014
Discover card	82%	18%
Discover business card	92%	8%
Personal loans	97%	3%
Private student loans (excluding PCI)(1)	95%	5%

December 31, 2013
Discover card	83%	17%
Discover business card	92%	8%
Personal loans	97%	3%
Private student loans (excluding PCI)(1)	95%	5%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties, but still willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At March 31, 2014 and December 31, 2013, there were $77 million and $110 million of private student loans, including PCI, in forbearance, respectively. In addition, at March 31, 2014 and December 31, 2013, there were 1.4% and 1.9% of private student loans in forbearance as a percentage of student loans in repayment and forbearance, respectively. At March 31, 2014, the dollar amount of loans in forbearance and loans in forbearance as a percentage of private student loans in repayment and forbearance were lower when compared to December 31, 2013 due the implementation of temporary reduced payment programs, which normally consist of a reduction of the minimum payment for a period of no longer than 12 months at a time. Loans in these programs are not considered to be in forbearance.
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
The Company bases its allowance for loan losses on several analyses that help estimate incurred losses as of the balance sheet date. While the Company’s estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. The Company uses a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The Company uses other analyses to estimate losses incurred on non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, and forecasting uncertainties. The Company primarily estimates its allowance for loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest and/or certain loans that have defaulted from a loan modification program, as discussed below under the section entitled "— Troubled Debt Restructurings." Certain other loans, including non-performing Diners Club licensee loans, are individually evaluated for impairment.
The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Three Months Ended March 31, 2014
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions:
Provision for loan losses	230	18	23	1	272
Deductions:
Charge-offs	(408)	(24)	(15)	—	(447)
Recoveries	114	3	1	—	118
Net charge-offs	(294)	(21)	(14)	—	(329)
Balance at end of period	$1,342	$109	$122	$18	$1,591

	For the Three Months Ended March 31, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	127	17	15	—	159
Deductions:
Charge-offs	(422)	(20)	(7)	—	(449)
Recoveries	135	1	—	—	136
Net charge-offs	(287)	(19)	(7)	—	(313)
Balance at end of period	$1,453	$97	$83	$1	$1,634

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended March 31,
	2014	2013
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$72	$77
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$17	$16

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio (which excludes loans held for sale) by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans	Other Loans	Total
At March 31, 2014
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,164	$104	$84	$1	$1,353
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	178	5	10	17	210
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Total allowance for loan losses	$1,342	$109	$122	$18	$1,591
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$49,791	$4,265	$4,296	$80	$58,432
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,088	45	30	78	1,241
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	4,046	—	4,046
Total recorded investment	$50,879	$4,310	$8,372	$158	$63,719

At December 31, 2013
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,218	$109	$76	$1	$1,404
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	188	3	9	16	216
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Total allowance for loan losses	$1,406	$112	$113	$17	$1,648
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$52,027	$4,160	$3,941	$56	$60,184
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,123	31	28	79	1,261
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	4,178	—	4,178
Total recorded investment	$53,150	$4,191	$8,147	$135	$65,623

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

(2)
The unpaid principal balance of credit card loans was $919 million and $900 million at March 31, 2014 and December 31, 2013, respectively. The unpaid principal balance of personal loans was $44 million and $31 million at March 31, 2014 and December 31, 2013, respectively. The unpaid principal balance of student loans was $28 million and $26 million at March 31, 2014 and December 31, 2013, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

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
To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer forbearance periods of up to 12 months over the life of the loan. The Company does not anticipate significant shortfalls in the contractual amount due for borrowers using a first forbearance period as the historical performance of these borrowers is not significantly different from the overall portfolio. However, when a delinquent borrower is granted a second forbearance period, the forbearance is considered a troubled debt restructuring. In addition, we offer temporary reduced payment programs, which normally consist of a reduction of the minimum payment for a period of no longer than 12 months at a time. Student loans included in temporary reduced payment programs are not accounted for as troubled debt restructurings as long as the term of the program does not exceed 12 months.
For personal loan customers, the Company offers two temporary programs which normally consist of a reduction of the minimum payment for a period of no longer than 12 months with a final balloon payment required at the end of the loan term. In addition, the temporary APR reduction program also provides an interest rate reduction for up to 12 months. The permanent modification programs involve changing the terms of the loan in order to pay off the outstanding balance over the new term for a period no longer than 4 years. The total term, including both the original and renegotiated terms, generally does not exceed 9 years. The Company offers another permanent modification program which modifies the interest rate along with the term of the loan. The Company also allows loan modifications for personal loan customers who request financial assistance through external sources, similar to credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans modified through temporary and permanent programs are accounted for as troubled debt restructurings. Beginning in first quarter of 2014, loan modifications through external sources are accounted for as troubled debt restructurings.
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

Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended March 31, 2014
Credit card loans
Modified credit card loans(3)	$256	$11	$1
Internal programs	$454	$3	$15
External programs	$394	$7	$3
Personal loans	$44	$1	$—
Student loans(4)	$29	$1	N/A

For the Three Months Ended March 31, 2013
Credit card loans
Modified credit card loans(3)	$279	$13	$1
Internal programs	$490	$3	$17
External programs	$507	$10	$3
Personal loans	$22	$1	$—
Student loans(4)	$18	$—	N/A

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

(3)
This balance is considered impaired, but is excluded from the internal and external program amounts reflected in this table. Represents credit card loans that were modified in troubled debt restructurings, but are no longer enrolled in troubled debt restructuring program due to noncompliance with the terms of the modification or successful completion of a program

(4)	Student loan customers who have been granted a forbearance are not given interest rate reductions.
In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three months ended March 31, 2014 and 2013, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended March 31, 2014 and 2013, the Company forgave approximately $10 million and $11 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.
The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended March 31,
	2014		2013
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	12,436	$81	10,402	$66
External programs	8,431	$44	9,531	$52
Personal loans	712	$8	443	$6
Student loans	307	$4	172	$4

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended March 31,
	2014		2013
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card:
Internal programs(1)(2)	2,331	$14	2,880	$18
External programs(1)(2)	1,881	$8	2,251	$10
Personal loans(2)	106	$1	24	$—
Student loans(3)	311	$5	135	$3

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
Of the account balances that defaulted as shown above for the three months ended March 31, 2014 and 2013, approximately 34% and 45%, respectively, of the total balances charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction as well as the additional private student loan portfolio acquired from Citibank, comprise the Company’s only PCI loans at March 31, 2014 and December 31, 2013. Total PCI student loans had an outstanding balance of $4.4 billion and $4.6 billion, including accrued interest, and a related carrying amount of $4.0 billion and $4.2 billion as of March 31, 2014 and December 31, 2013, respectively.
The following table provides changes in accretable yield for the acquired loans during the period (dollars in millions):

	For the Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$1,580	$2,072
Accretion into interest income	(68)	(70)
Other changes in expected cash flows	—	19
Balance at end of period	$1,512	$2,021

Periodically, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. The Company recorded no provision expense during the three months ended March 31, 2014 and 2013. The allowance for PCI loan losses at March 31, 2014 and December 31, 2013 was $28 million. There was no impact on accretable yield as a result of changes in cash flow assumptions for the three months ended March 31, 2014. For the three months ended March 31, 2013, changes to other cash flow assumptions resulted in an increase in accretable yield related to expected life of the loans. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At March 31, 2014, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.19% and 0.79%, respectively. At December 31, 2013, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.33% and 0.80%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.75% and 1.43% for the three months ended

March 31, 2014 and 2013, respectively. The decrease in net charge-off rate on PCI student loans is primarily due to seasoning of the portfolio and introduction of the temporary interest only programs, which reduce the borrower's minimum payment for a period of no longer than 12 months at a time.
Mortgage Loans Held For Sale
The Company originates all of its residential real estate loans, except for home equity loans, with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States. Mortgage loans are funded through a warehouse line of credit and are recorded at fair value. Changes in the fair value of mortgage loans are recorded through other income prior to the sale of the loans to investors. The gain or loss on the sale of loans is recognized on the date the loans are sold and is based on the difference between the sale proceeds received and the carrying value of the loans, adjusted for the impact of the related hedges. See Note 14: Derivatives and Hedging Activities for further discussion of the mortgage loan related hedging activities. The Company sells its loans on a servicing released basis in which the Company gives up the right to service the loans.
The following table provides a summary of the initial unpaid principal balance of mortgage loans sold during the period, by type of loan (dollars in millions):

	For the Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%
Conforming(1)	$447	89.94%	$665	55.51%
FHA(2)	48	9.66	533	44.49
Jumbo(3)	2	0.40	—	—
Total	$497	100.00%	$1,198	100.00%

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The initial loan amount must be within certain limits.

(3)	Jumbo loans are loans with an initial amount larger than the limits set by a Government Sponsored Enterprise.
The following table represents the loans held for sale by type of loan (dollars in millions):

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
Conforming(1)	$116	87.22%	$136	91.89%
FHA(2)	13	9.77	11	7.43
Jumbo(3)	4	3.01	1	0.68
Total	$133	100.00%	$148	100.00%

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The initial loan amount must be within certain limits.

(3)	Jumbo loans are loans with an initial loan amount larger than the limits set by a Government Sponsored Enterprise.

4.	Credit Card and Student Loan Securitization Activities
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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	March 31, 2014	December 31, 2013
Cash collateral accounts	$8	$59
Collections and interest funding accounts	1,061	31
Restricted cash	1,069	90
Investors’ interests held by third-party investors	14,589	15,190
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,033	5,024
Seller’s interest	9,535	10,898
Loan receivables(1)	29,157	31,112
Allowance for loan losses allocated to securitized loan receivables(1)	(779)	(833)
Net loan receivables	28,378	30,279
Other	37	34
Carrying value of assets of consolidated variable interest entities	$29,484	$30,403

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
In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of March 31, 2014, no economic or other early amortization events have occurred.
The tables below provide information concerning investors’ interests and related excess spreads at the end of the current period (dollars in millions):

March 31, 2014	Investors’ Interests(1)	# of Series Outstanding
Discover Card Master Trust I	$168	2
Discover Card Execution Note Trust (DiscoverSeries notes)	19,454	38
Total investors’ interests	$19,622	40

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

3-Month Rolling Average Excess Spread(1)
Group excess spread percentage	13.47%
DiscoverSeries excess spread percentage	13.46%

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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	March 31, 2014	December 31, 2013
Restricted cash	$91	$89

Student loan receivables	2,177	2,248
Allowance for loan losses allocated to securitized loan receivables(1)	(28)	(28)
Net student loan receivables	2,149	2,220
Carrying value of assets of consolidated variable interest entities	$2,240	$2,309

(1)
The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

5.	Deposits
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
As of March 31, 2014 and December 31, 2013, the Company had approximately $28.7 billion and $28.4 billion, respectively, of direct-to-consumer deposits. As of each of March 31, 2014 and December 31, 2013, the Company had approximately $16.1 billion and $16.4 billion, respectively, of brokered deposits.
A summary of interest-bearing deposit accounts is as follows (dollars in millions):

	March 31, 2014	December 31, 2013
Certificates of deposit in amounts less than $100,000(1)	$20,832	$21,211
Certificates of deposit from amounts of $100,000(1) to less than $250,000(1)	4,781	4,860
Certificates of deposit in amounts of $250,000(1) or greater	1,163	1,180
Savings deposits, including money market deposit accounts	18,037	17,515
Total interest-bearing deposits	$44,813	$44,766
Average annual interest rate	1.32%	1.57%

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

At the end of the current period, certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter were as follows (dollars in millions):

Year	Amount
2014	$9,925
2015	$7,444
2016	$3,768
2017	$2,310
2018	$1,728
Thereafter	$1,601

6.	Long-Term Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in millions):

	March 31, 2014		December 31, 2013
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Securitized Debt
Fixed rate asset-backed securities
Principal value (including discount of $1 at March 31, 2014 and December 31, 2013, respectively)	$5,549	1.86%	$5,549	1.86%	Various fixed rates	Various February 2015 - July 2019
Fair value adjustment(1)	5		5
Book value	5,554		5,554
Floating rate asset-backed securities	8,189	0.47%	9,140	0.46%	1-month LIBOR(2) + 15 to 58 basis points	Various April 2014 - January 2019
Floating rate asset-backed securities	850	0.40%	—	—%	3-month LIBOR(2) + 20 basis points	February 2017
Floating rate asset-backed securities	—	—%	500	0.44%	Commercial Paper rate + 30 basis points	March 2014
Total Discover Card Master Trust I and Discover Card Execution Note Trust	14,593		15,194
Floating rate asset-backed securities (including discount of $118 and $129 at March 31, 2014 and December 31, 2013)	959	0.48%	1,005	0.48%	3-month LIBOR(2) + 12 to 45 basis points	Various January 2019 - July 2036 (3)
Floating rate asset-backed securities (including discount of $2 and $3 at March 31, 2014 and December 31, 2013)	410	4.25%	434	4.25%	Prime rate + 100 basis points	June 2031 (3)
Floating rate asset-backed securities (including premium of $1 at March 31, 2014 and December 31, 2013)	100	4.00%	105	4.00%	Prime rate + 75 basis points	July 2042 (3)
Floating rate asset-backed securities (including premium of $3 at March 31, 2014 and December 31, 2013)	233	3.66%	248	3.66%	1-month LIBOR(2) + 350 basis points	July 2042 (3)
Total SLC Private Student Loan Trusts	1,702		1,792
Total Long-Term Borrowings—owed to securitization investors	16,295		16,986
Discover Financial Services (Parent Company)
Fixed rate senior notes due 2017
Principal value	400	6.45%	400	6.45%	Fixed	June 2017
Fair value adjustment(1)	8		13
Book value	408		413
Fixed rate senior notes due 2019	78	10.25%	78	10.25%	Fixed	July 2019
Fixed rate senior notes due 2022 (including discount of $101 and $103 at March 31, 2014 and December 31, 2013)(4)	221	5.20%	219	5.20%	Fixed	April 2022
Fixed rate senior notes due 2022 (including discount of $162 and $165 at March 31, 2014 and December 31, 2013)(5)	338	3.85%	335	3.85%	Fixed	November 2022
Discover Bank
Senior bank notes due 2018	750	2.00%	750	2.00%	Fixed	February 2018
Senior bank notes due 2023 (including discount of $6 at March 31, 2014 and December 31, 2013)	994	4.20%	994	4.20%	Fixed	August 2023
Senior bank notes due 2026 (including discount of $1 at March 31, 2014)	399	4.25%	—	—%	Fixed	March 2026
Subordinated bank notes due 2019	200	8.70%	200	8.70%	Fixed	November 2019
Subordinated bank notes due 2020 (including discount of $2 at March 31, 2014 and December 31, 2013)	498	7.00%	498	7.00%	Fixed	April 2020
Capital lease obligations	1	4.51%	1	4.51%	Fixed	April 2016
Total long-term borrowings	$20,182		$20,474

(1)	The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in LIBOR. See Note 14: Derivatives and Hedging Activities.

(2)	London Interbank Offered Rate (“LIBOR”).

(3)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(4)
Discount primarily relates to $115 million cash premium paid at issuance as part of 2012 private exchange offer to replace higher rate borrowings with borrowings bearing lower interest rates. During the three months ended March 31, 2014 and 2013, respectively, $2 million of the premium paid was amortized and included in interest expense in the condensed consolidated statements of income.

(5)
Discount primarily relates to $176 million cash premium paid at issuance as part of 2012 private exchange offer to replace higher rate borrowings with borrowings bearing lower interest rates. During the three months ended March 31, 2014 and 2013. respectively, $3 million of the premium paid was amortized and included in interest expense in the condensed consolidated statements of income.

Maturities
Long-term borrowings had the following maturities at the end of the current period (dollars in millions):

Year	Amount
Due in 2014	$2,040
Due in 2015	3,305
Due in 2016	3,050
Due in 2017	2,908
Due in 2018	2,650
Thereafter	6,229
Total	$20,182

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of March 31, 2014 , the total commitment of secured credit facilities through private providers was $7.5 billion, none of which had been used at March 31, 2014. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in 2015 and 2016. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

7.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in millions):

	Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax	Gain (Loss) on Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax(1)	Pension and Post Retirement Plan Gain (Loss), Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$71	$3	—	$(146)	$(72)
Net change	(11)	(1)	—	—	(12)
Balance at March 31, 2013	$60	$2	—	$(146)	$(84)

Balance at December 31, 2013	$19	$13	1	$(101)	$(68)
Net change	2	(4)	—	—	(2)
Balance at March 31, 2014	$21	$9	1	$(101)	$(70)

(1)	Includes unrealized losses on hedge of net investment in foreign subsidiary, net of tax benefit and net gains on foreign currency translation adjustments.
The table below presents the other comprehensive income (loss) before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Three Months Ended March 31, 2014
Available-for-Sale Investment Securities:
Net unrealized holding gains arising during the period	$7	$(3)	$4
Amounts reclassified from accumulated other comprehensive income	(4)	2	(2)
Net change	$3	$(1)	$2
Cash Flow Hedges:
Net unrealized losses arising during the period	$(13)	$5	$(8)
Amounts reclassified from accumulated other comprehensive income	7	(3)	4
Net change	$(6)	$2	$(4)

For the Three Months Ended March 31, 2013
Available-for-Sale Investment Securities:
Net unrealized holding losses arising during the period	$(14)	$5	$(9)
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)
Net change	$(16)	$5	$(11)
Cash Flow Hedges:
Amounts reclassified from accumulated other comprehensive income	(2)	1	(1)
Net change	$(2)	$1	$(1)

8.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended March 31,
	2014	2013
Income before income tax expense	$1,022	$1,080
Income tax expense	$391	$407
Effective income tax rate	38.3%	37.7%

Income tax expense decreased $16 million for the three months ended March 31, 2014, as compared to the same period in 2013, because of a decrease in pretax income. The effective tax rate increased from 37.7% for the three months ended March 31, 2013 to 38.3% for the three months ended March 31, 2014 due to deferred tax adjustments on limited partnership community reinvestment act investments.
The Company is subject to examination by the Internal Revenue Service (“IRS”) and the tax authorities in various states. The tax years under examination vary by jurisdiction. The Company is pursuing an administrative appeal of the IRS’s proposed assessment for the years 1999 through 2005, when Discover was a subsidiary of Morgan Stanley. It is reasonably possible that a settlement of the IRS appeal and certain state audits may be made within 12 months of the reporting date. At this time, the Company believes it is reasonably possible that a reduction in the amount of unrecognized tax benefits of $99 million could be recognized as a result of such settlement.
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

9.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$631	$673
Preferred stock dividends	(9)	(9)
Net income available to common stockholders	622	664
Income allocated to participating securities	(4)	(5)
Net income allocated to common stockholders	$618	$659
Denominator:
Weighted average shares of common stock outstanding	471	496
Effect of dilutive common stock equivalents	1	1
Weighted average shares of common stock outstanding and common stock equivalents	472	497
Basic earnings per common share	$1.31	$1.33
Diluted earnings per common share	$1.31	$1.33

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three months ended March 31, 2014 and 2013, respectively.

10.	Capital Adequacy
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of March 31, 2014, the Company and the Bank met all capital adequacy requirements to which they were subject. Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of March 31, 2014, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.
The following table shows the actual capital amounts and ratios of the Company and the Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital (to risk-weighted assets)
Discover Financial Services	$12,175	18.1%	$5,389	≥8.0%	$6,736	≥10.0%
Discover Bank	$10,705	16.1%	$5,324	≥8.0%	$6,655	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,626	15.8%	$2,695	≥4.0%	$4,042	≥6.0%
Discover Bank	$9,166	13.8%	$2,662	≥4.0%	$3,993	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,626	13.4%	$3,173	≥4.0%	$3,966	≥5.0%
Discover Bank	$9,166	11.7%	$3,137	≥4.0%	$3,921	≥5.0%

December 31, 2013
Total capital (to risk-weighted assets)
Discover Financial Services	$11,975	17.4%	$5,492	≥8.0%	$6,865	≥10.0%
Discover Bank	$10,496	15.5%	$5,428	≥8.0%	$6,785	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,409	15.2%	$2,746	≥4.0%	$4,119	≥6.0%
Discover Bank	$8,941	13.2%	$2,714	≥4.0%	$4,071	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,409	13.4%	$3,116	≥4.0%	$3,895	≥5.0%
Discover Bank	$8,941	11.6%	$3,077	≥4.0%	$3,847	≥5.0%

11.	Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2024. At the end of the current period, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in millions):

	Capitalized Leases	Operating Leases
2014	$—	$12
2015	1	13
2016	—	12
2017	—	10
2018	—	7
Thereafter	—	12
Total minimum lease payments	1	$66
Less: Amount representing interest	—
Present value of net minimum lease payments	$1

Unused Commitments to Extend Credit
At March 31, 2014, the Company had unused commitments to extend credit for loans of approximately $166.5 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
Mortgage Loans Representations and Warranties
The Company sells loans it originates to investors on a servicing released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company is required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At March 31, 2014, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition. The related provision was included in other income on the condensed consolidated statements of income.
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

March 31, 2014
Diners Club:
Merchant guarantee	$173
PULSE:
ATM guarantee	$1

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of March 31, 2014, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million subject to annual adjustment based on actual transaction experience. However, as of March 31, 2014, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.

Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution) or after expiration of the time period for chargebacks in the applicable agreement, the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three months ended March 31, 2014 or 2013.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended March 31,
	2014	2013
Aggregate sales transaction volume(1)	$28,154	$27,228

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of March 31, 2014 or December 31, 2013. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.
 The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts, and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition (dollars in millions):

	March 31, 2014	December 31, 2013
Settlement withholdings and escrow deposits	$21	$17

12.	Litigation and Regulatory Matters
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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation expense was not material for the three months ended March 31, 2014 and 2013.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is up to $160 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, takes into account the Company’s best estimate of such losses for those matters for which an estimate can be made, and does not represent the Company’s maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
The Company has been subject to two class action cases in relation to the Telephone Consumer Protection Act (“TCPA”). The cases were filed in the U.S. District Court for the Northern District of California on November 30, 2011 (Walter Bradley et al. v. Discover Financial Services) and on March 6, 2012 (Andrew Steinfeld v. Discover Financial Services, DFS Services LLC and Discover Bank). The plaintiff in each case alleges that the Company contacted him, and members of the class he seeks to represent, on their cellular telephones without their express consent in violation of the TCPA. The plaintiff in each case seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). The Company and class counsel entered into a preliminary settlement of both pending class actions. On September 10, 2013, the court granted preliminary approval of the settlement. On March 31, 2014, the court granted final approval of the settlement.
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

13.	Fair Value Measurements and Disclosures
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

During the three months ended March 31, 2014, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's condensed consolidated financial position or results of operations.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at March 31, 2014
Assets
U.S Treasury securities	$1,342	$—	$—	$1,342
U.S government agency securities	1,047	—	—	1,047
Residential mortgage-backed securities - Agency	—	1,513	—	1,513
Available-for-sale investment securities	$2,389	$1,513	$—	$3,902
Mortgage loans held for sale	$—	$133	$—	$133
Interest rate lock commitments	$—	$—	$5	$5
Forward delivery contracts	—	1	—	1
Other derivative financial instruments	—	67	—	67
Derivative financial instruments	$—	$68	$5	$73
Liabilities
Forward delivery contracts	$—	$1	$—	$1
Other derivative financial instruments	—	7	—	7
Derivative financial instruments	$—	$8	$—	$8

Balance at December 31, 2013
Assets
U.S Treasury securities	$2,057	$—	$—	$2,057
U.S government agency securities	1,561	—	—	1,561
Credit card asset-backed securities of other issuers	—	6	—	6
Residential mortgage-backed securities - Agency	—	1,307	—	1,307
Available-for-sale investment securities	$3,618	$1,313	$—	$4,931
Mortgage loans held for sale	$—	$148	$—	$148
Interest rate lock commitments	$—	$—	$4	$4
Forward delivery contracts	—	5	—	5
Other derivative financial instruments	—	70	—	70
Derivative financial instruments	$—	$75	$4	$79
Liabilities
Forward delivery contracts	$—	$1	$—	$1
Other derivative financial instruments	—	6	—	6
Derivative financial instruments	$—	$7	$—	$7

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2014 and 2013.
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
At March 31, 2014, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $1.5 billion, a weighted-average coupon of 2.79% and a weighted-average remaining maturity of four years.
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
Assets and Liabilities under the Fair Value Option
The Company has elected to account for mortgage loans held for sale at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting. At March 31, 2014 and December 31, 2013, the aggregate unpaid principal balance of loans held for sale for which the fair value option had been elected was $129 million and $146 million, respectively. At March 31, 2014 and December 31, 2013, the same loans had a fair value of $133 million and $148 million, respectively. For the three months ended March 31, 2014, and 2013, respectively, $5 million of losses and $6 million of gains from fair value adjustments on mortgage loans held for sale were recorded in other revenue on the condensed consolidated statements of income.

Level 3 Financial Instruments Only
Changes in Level 3 Assets and Liabilities Measure at Fair Value on a Recurring Basis
The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in millions):

For the Three Months Ended March 31, 2014
	Balance at December 31, 2013	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at March 31, 2014
Interest rate lock commitments	$4	—	—	18	—	—	—	(17)	$5
Forward delivery contracts	$—	—	(1)	1	—	—	—	—	$—
Mortgage loans held for sale	$—	1	—	—	—	(1)	—	—	$—

For the Three Months Ended March 31, 2013
	Balance at December 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at March 31, 2013
Interest rate lock commitments	$12	—	—	48	—	—	3	(49)	$14
Mortgage loans held for sale	$—	1	—	—	—	—	—	—	$1

Unobservable Inputs and Sensitivities
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial assets and liabilities measured at fair value on a recurring and non-recurring basis at the end of the current period (dollars in millions):

	Fair Value	Valuation Technique	Significant Unobservable Input	Ranges of Inputs		Weighted Average(1)
March 31, 2014				Low	High
Interest rate lock commitments	$5	Quantitative risk models	Loan funding probability	8%	100%	59%

(1)	Weighted averages are calculated using notional amounts for derivative instruments.
The anticipated loan funding probability represents the Company's expectation regarding the percentage of IRLCs that will ultimately be funded. Generally, an increase in the anticipated loan funding probability would result in an increase in the magnitude of fair value measurements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three months ended March 31, 2014 and 2013, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at March 31, 2014
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	10	—	10	10
Residential mortgage-backed securities - Agency	—	51	—	51	51
Held-to-maturity investment securities	$1	$61	$—	$62	$62
Cash and cash equivalents	$8,731	$—	$—	$8,731	$8,731
Restricted cash	$1,163	$—	$—	$1,163	$1,163
Net loan receivables(1)	$—	$—	$49,785	$49,785	$62,128
Accrued interest receivables	$—	$560	$—	$560	$560

Liabilities
Deposits	$—	$45,232	$—	$45,232	$44,984
Short-term borrowings	$—	$124	$—	$124	$124
Long-term borrowings - owed to securitization investors	$—	$14,731	$1,853	$16,584	$16,295
Other long-term borrowings	$—	$4,410	$1	$4,411	$3,887
Accrued interest payables	$—	$129	$—	$129	$129

Balance at December 31, 2013
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	14	—	14	15
Residential mortgage-backed securities - Agency	—	43	—	43	44
Held-to-maturity investment securities	$1	$57	$—	$58	$60
Cash and cash equivalents	$6,554	$—	$—	$6,554	$6,554
Restricted cash	$182	$—	$—	$182	$182
Net loan receivables(1)	$—	$—	$64,968	$64,968	$63,975
Accrued interest receivables	$—	$556	$—	$556	$556

Liabilities
Deposits	$—	$45,231	$—	$45,231	$44,959
Short-term borrowings	$—	$140	$—	$140	$140
Long-term borrowings - owed to securitization investors	$—	$15,312	$1,971	$17,283	$16,986
Other long-term borrowings	$—	$3,934	$1	$3,935	$3,488
Accrued interest payables	$—	$117	$—	$117	$117

(1)	Net loan receivables exclude mortgage loans held for sale that are measured at fair value on a recurring basis.
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
Accrued Interest Receivable
The carrying value of accrued interest receivable, which is included in other assets on the statement of financial condition, approximates fair value as it is short term in nature and is due in less than one year.
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
Other Long-Term Borrowings
Fair values of other long-term borrowings, consisting of subordinated debt and unsecured debt, are determined utilizing current observable market prices for those transactions and, as such, are classified as Level 2. A portion of the difference between the carrying value and the fair value of the subordinated debt relates to the cash premiums paid in connection with the second and fourth quarter of the 2012 fiscal year debt exchanges as discussed in further detail in Note 6:

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
All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values. See Note 13: Fair Value Measurements and Disclosures for a description of the valuation methodologies of derivatives. Total derivative asset and liabilities are adjusted on an aggregate basis to take into consideration the effects of cash collateral receivable and payable. Cash collateral receivable and payable balances are recorded in other assets and deposits, respectively, in the condensed consolidated statement of financial condition. Collateral amounts recorded in the condensed consolidated statement of financial condition are based on the net collateral receivable or payable position for each applicable legal entity's master netting arrangement with each counterparty.
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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest receipts on credit card loan receivables, and from interest payments on credit card securitized debt and deposits. The Company's cash flow hedges related to credit card loan receivables were for an initial maximum period of three years, with none outstanding as of March 31, 2014. The Company's outstanding cash flow hedges are for an initial maximum period of five years for securitized debt and seven years for deposits. The derivatives are designated as hedges of the risk of changes in cash flows on the Company's LIBOR or Federal Funds rate-based interest payments, and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at March 31, 2014 will be reclassified to interest expense as interest payments are made on certain of the Company's floating rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $30 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.

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
Fair Value Hedges
The Company is exposed to changes in fair value of certain of its fixed rate debt obligations due to changes in interest rates. During the three months ended March 31, 2014, the Company used interest rate swaps to manage its exposure to changes in fair value of certain fixed rate senior notes, securitized debt and interest-bearing brokered deposits attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits relating to the risk being hedged were recorded in interest expense. The changes provided substantial offset to one another, with any difference, or ineffectiveness recorded in interest expense. Any basis differences between the fair value and the carrying amount of the hedged item at the inception of the hedging relationship are amortized to interest expense.
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

The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the statement of financial condition each is reported (dollars in millions):

	March 31, 2014				December 31, 2013
			Statement of Financial Position Location			Statement of Financial Position Location
	Notional Amount	Number of Transactions	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps—cash flow hedge	$2,950	6	$13	$1	$2,650	$18	$—
Interest rate swaps—fair value hedge	$6,686	218	54	6	$7,138	52	6
Foreign exchange forward contract - net investment hedge(1)	$33	1	—	—	$35	—	—
Derivatives not designated as hedges:
Foreign exchange forward contracts(2)	$43	9	—	—	$44	—	—
Interest rate swap(3)	$446	1	—	—	$796	—	—
Forward delivery contracts	$560	453	1	1	$693	5	1
Interest rate lock commitments(3)	$302	1,365	5	—	$235	4	—
Total gross derivative assets / liabilities(4)			73	8		79	7
Less: Collateral receivable / payable(5)			(57)	(8)		(61)	(7)
Total net derivative assets / liabilities			$16	$—		$18	$—

(1)	The foreign exchange forward contract has a notional amount of EUR 24 million and EUR 26 million as of March 31, 2014 and December 31, 2013, respectively.

(2)
The foreign exchange forward contracts have notional amounts of EUR 21 million, GBP 4 million, SGD 2 million, and CHF 6 million as of March 31, 2014, and EUR 20 million, GBP 6 million, SGD 1 million, CHF 5 million as of December 31, 2013.

(3)	Interest rate swaps not designated as hedges and interest rate lock commitments do not have associated master netting arrangements.

(4)
In addition to the derivatives disclosed in the table, the Company had one outstanding forward contract to purchase when-issued mortgage-backed securities as part of our community reinvestment initiatives. This forward contract had a notional amount of $32 million and $40 million and immaterial fair values as of March 31, 2014 and December 31, 2013, respectively.

(5)	Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.

The following table summarizes the impact of the derivative instruments on income, and indicates where within the consolidated statements of income such impact is reported for the period (dollars in millions):

		For the Three Months Ended March 31,
	Location	2014	2013
Derivatives designated as hedges:
Interest rate swaps—cash flow hedges:
Total losses recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$(6)	$(2)
Total losses recognized in other comprehensive income		$(6)	$(2)

Amount reclassified from other comprehensive income into income	Interest Income	$—	$2
Amount reclassified from other comprehensive income into income	Interest Expense	(7)	—
Interest rate swaps—fair value hedges:
Interest expense—ineffectiveness		(2)	(8)
Interest expense—other		10	10
Gain (loss) on interest rate swaps	Interest Expense	8	2
Interest expense—ineffectiveness		3	9
Interest expense—other		3	(1)
Gain on hedged item	Interest Expense	6	8
Total gains recognized in income		$7	$12
Derivatives not designated as hedges:
Gain on forward contracts	Other Income	$—	$2
Loss on interest rate swaps	Other Income	(1)	—
Loss on forward delivery contracts	Other Income	(3)	(1)
Gain on interest rate lock commitments	Other Income	18	48
Total gains on derivatives not designated as hedges recognized in income		$14	$49

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
As of March 31, 2014, DFS had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At March 31, 2014, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $107 million as of March 31, 2014.
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

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	The Company aggregates operating segments when determining reporting segments.

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.

•	Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data for the period (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended March 31, 2014
Interest income
Credit card	$1,537	$—	$1,537
Private student loans	73	—	73
PCI student loans	68	—	68
Personal loans	132	—	132
Other	23	—	23
Total interest income	1,833	—	1,833
Interest expense	270	—	270
Net interest income	1,563	—	1,563
Provision for loan losses	270	2	272
Other income	436	79	515
Other expense	735	49	784
Income before income tax expense	$994	$28	$1,022

For the Three Months Ended March 31, 2013
Interest income
Credit card	$1,451	$—	$1,451
Private student loans	58	—	58
PCI student loans	70	—	70
Personal loans	103	—	103
Other	26	—	26
Total interest income	1,708	—	1,708
Interest expense	298	—	298
Net interest income	1,410	—	1,410
Provision for loan losses	159	—	159
Other income	495	87	582
Other expense	713	40	753
Income before income tax expense	$1,033	$47	$1,080

16.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to March 31, 2014 and determined there were no subsequent events that would require recognition or disclosure in the consolidated financial statements.

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
Additional factors that could cause our results to differ materially from those described below can be found in this section in this quarterly report and in “Risk Factors,” “Business—Competition,” “Business—Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the calendar year ended December 31, 2013, which is filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).
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
Quarter Highlights

•	Net income for the first quarter of 2014 was $631 million, compared to $673 million for the first quarter of 2013.

•	Total loans grew $3.5 billion, or 6%, from the first quarter of 2013 to $63.9 billion.

•	Credit card loans grew $2.2 billion to $50.9 billion, up 5% from the first quarter of 2013. Discover card sales volume increased 3% from the prior year.

•	We repurchased approximately 5.5 million shares of common stock, or 1% of our outstanding common stock, for $305 million.
Outlook
The expansion of our direct banking products remains a priority as we continue to diversify our offerings to customers. New card account acquisitions through investments in marketing and wallet share gains with existing customers have contributed to our receivables growth. We are also targeting solid growth in our private student and personal loan portfolios.
Our credit outlook remains relatively stable and net interest margin is expected to remain elevated during 2014. Funding costs are expected to remain at low levels during 2014 as we benefit from the interest rate environment and replace higher-priced time deposits with lower-cost borrowings.
We anticipate continued pressure on our payment services business in 2014. PULSE volumes experienced growth year-over-year due in part to our continued response to an intensely competitive environment, but we expect revenue margins to remain compressed. The termination of a contract with a third-party issuer, effective mid-2014, will have a significant impact on Network Partners volume and profits, but we do not anticipate it to be material to our overall profitability. While we expect that the payment services environment will remain challenging, we continue to lay the groundwork to drive future volume and profits for the segment.
Regulatory Environment and Developments
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. The Reform Act regulates large systemically significant financial firms, including Discover, through a variety of measures, including increased capital and liquidity requirements, limits on leverage, and enhanced supervisory authority. The Reform Act also established a new financial regulator, the Consumer Financial Protection Bureau (the “CFPB”), and new requirements for debit card transactions, which impact our core businesses. Additional legislative or regulatory action that may impact our business may result from the multiple studies mandated under the Reform Act.
The evolving regulatory environment causes uncertainty with respect to the manner in which we conduct our businesses and requirements that may be imposed by our regulators. Regulators have implemented and continue to propose new regulations and supervisory guidance and have been increasing their examination and enforcement action activities. The FDIC is completing its annual anti-money laundering/Bank Secrecy Act examination of Discover Bank and has notified the company of certain potential program deficiencies, and the CFPB is investigating certain student loan servicing practices of Discover Bank. See Note 12: Litigation and Regulatory Matters to our consolidated financial statements for more information. We expect regulators will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings. We are unable to predict the nature, extent or impact of any additional changes to statutes or regulations, including the interpretation, implementation or enforcement thereof that may occur in the future.
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including final implementing regulations, guidance and interpretations of the regulatory agencies, supervisory priorities and actions, the actions of our competitors and other marketplace participants, and the behavior of consumers. The evolving regulatory environment could require us to limit or change our business practices, limit our product offerings, require continued investment of management time and resources in compliance efforts, limit fees we can charge for services, require us to meet more stringent capital, liquidity and leverage ratio requirements, increase costs, restrict our ability to access the securitization markets for our funding, impact the value of our assets, or otherwise adversely affect our businesses. The regulatory environment, enhanced examination and supervisory expectations, and increased scrutiny can also potentially impact our ability to pursue business opportunities and obtain required regulatory approvals for potential investments and acquisitions.
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
Consumer Financial Services
The CFPB regulates consumer financial products and services, as well as certain financial services providers, including Discover. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Reform Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. The agency is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, request data and promote the availability of financial services to underserved consumers and communities. Several of our products, including credit cards, private student loans and home loans, are areas of focus by the CFPB. See " — Private Student Loans" below.
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
Credit Cards
Legislation has been introduced in Congress that would negate a U.S. Supreme Court decision holding that interest rates and other terms of bank-issued credit cards are subject to the law of the state in which the bank is located, and not the laws of the states in which cardholders reside. The enactment of this legislation would potentially allow states to impose different interest rate limitations or other limitations on credit card and other loans, which could reduce our interest income and increase our operating expenses. Similar legislation in past Congresses has not become law, and we do not presently anticipate that the bills will be enacted.
The CFPB is required by the Credit CARD Act of 2009 (the “Act”) to issue a biennial report on the impact of the Act. The 2013 report, issued in October, identified “possible areas of concern” about credit card issuer practices that “warrant further scrutiny by the CFPB.” They include the adequacy of disclosures that are made online, whether disclosures about credit card rewards and grace periods are clear and transparent, and whether additional actions are warranted to protect consumers who purchase “add on products” such as identity theft protection and credit score monitoring. It is unclear how the CFPB intends to address these concerns (e.g., through rulemaking, supervisory guidance or enforcement proceedings) and whether its actions will affect Discover. In November 2013, the CFPB released a broad preliminary document seeking information about potential regulatory changes, including additional requirements for creditors collecting their own debts. The consumer financial services industry is subject to enhanced legal and regulatory scrutiny regarding debt collection practices from regulators, courts and legislators. The impact of this scrutiny is uncertain at this time.
Private Student Loans
There is significant legislative and regulatory focus on the private student loan market, including by the CFPB and the FDIC. This regulatory focus has resulted in an increase in supervisory examinations of the company related to its private student loans. The CFPB is currently investigating certain student loan servicing practices of Discover Bank. See Note 12: Litigation and Regulatory Matters to our consolidated financial statements for more information.
The Reform Act created a “Private Education Ombudsman” within the CFPB to help resolve complaints about private student loans. An October 2012 report by the Ombudsman recommended that Congress identify opportunities to expand the availability of loan modification and refinance options for private student loan borrowers. It also recommended that regulators assess whether efforts to correct problems in mortgage servicing could be applied to improve private student loan servicing. Legislation to facilitate refinancing of private student loans was introduced in both the House and Senate in 2013. We are unable to assess the likelihood of enactment of those bills or their potential impact on our private student lending business. Separately, federal regulatory guidance was issued in July 2013 that encouraged private student lenders to facilitate ways to help student borrowers experiencing difficulty making payments. The CFPB's Ombudsman’s October 2013 Report identified similar concerns and others, including a number of concerns related to loan servicing practices. Legislation to address these and other concerns related to student loan servicing practices was introduced in December 2013. The enactment of this or similar legislation may increase the complexity and expense of servicing student loans. The potential impact of these areas of focus on Discover is unknown.
A July 2012 report by the CFPB and the U.S. Department of Education on private student lending reviewed the use in private student loan underwriting of “cohort default rates” (average loan default rate for students at a college as reported by the Department of Education). The report concluded that the general reliance on cohort default rates for loan eligibility for students at specific schools may raise a threshold fair lending concern, requiring an analysis of a business need for using this information and whether it could be met by other techniques. Like other private student lenders, we utilize cohort default rates in determining the eligibility of students attending certain individual schools to participate in our lending program. We do not use cohort default rates for underwriting individual students’ applications.
The report also recommended that Congress re-assess the current standard for discharging private student loans in bankruptcy. Legislation has been proposed in past Congresses, and reintroduced in the current Congress, that would make it easier to discharge private student loan debt in bankruptcy by repealing the current requirement that this relief is available only to those who can prove “undue hardship.” It is uncertain whether this legislation will be enacted into law, but we believe that our underwriting practices and the high percentage of our loans that have cosigners reduce potential risk to our business if the current legislative proposals were to become law. Congress or the Administration may take additional actions that impact the student loan market in the future, which could cause us to restructure our private student loan product in ways that we may not currently anticipate.
In August 2013, the President signed the Bipartisan Student Loan Certainty Act of 2013, which changed how federal student loan interest rates are determined. The bill links federal student loan rates to the federal 10-year Treasury rate, plus a small margin. The rates are retroactive, effective for all loans disbursed on or after July 1, 2013. This rate structure may impact certain segments of the private student loan market.
Mortgage Lending
The CFPB has indicated that the mortgage industry is an area of supervisory focus and that it will concentrate its examinations and rulemaking efforts on the variety of mortgage-related topics required under the Reform Act including steering consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB recently published several final rules impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test but also creates a safe harbor for so-called “qualified mortgages.” The “qualified mortgages” standards include a tiered cap structure that places limits on the total amount of certain fees that can be charged on a loan, a 43% cap on debt-to-income (i.e., total monthly payments on debt to monthly gross income), exclusion of interest-only products and other requirements. The 43% debt-to-income cap does not apply for the first seven years the rule is in effect for loans that are eligible for sale to Fannie Mae or Freddie Mac or eligible for government guarantee through the Federal Housing Administration (the “FHA”) or the Veterans Administration. Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action and attorney fee damages, all of which a borrower may claim in defense of a foreclosure action at any time. It is uncertain what the ultimate impact of these requirements will be on our mortgage business. The mortgage servicing rule, which at this time only has a direct effect on our home equity business, includes modifications relating to statement requirements, forced place insurance rules and loss mitigation activities.
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
The House Financial Services Committee has passed, and the Senate Banking Committee will consider at the end of April, legislation that could significantly affect the single family housing finance market in the United States. These proposals, among other things, would wind down the government-sponsored enterprises, Fannie Mae and Freddie Mac, to which we currently sell our mortgages, and would encourage the growth of private sector entities to provide liquidity to the mortgage market. Congress or regulators may also take action to further restrict the availability of FHA loan products in order to shrink the FHA’s presence in the mortgage market. The bills have bipartisan support, but prospects for enactment, as well as any effect on our business and financial results, are uncertain at this time.
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
In July 2013, a U.S. District Court for the District of Columbia judge held that the Federal Reserve's debit interchange regulation did not appropriately implement the statutory requirements. On March 21, 2014, the United States District Court of Appeals for the District of Columbia reversed the District Court judge's decision, rejecting the lower court's findings, and remanded the case to that court for actions consistent with the appellate court's opinion. The Court of Appeals found that the Federal Reserve acted reasonably in implementing the Reform Act's statutory requirements with respect to interchange fee limitations and non-affiliated payment network enablement. The Court of Appeals did remand one issue to the Federal Reserve for further consideration - the Federal Reserve's specific treatment of transaction monitoring costs in setting the interchange fee cap in its final implementing regulations. To date, neither party has stated whether it plans to pursue further action in the case.
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
In July 2013, the European Commission (“Commission”) issued a proposal for regulation of interchange fees assessed for card-based payment transactions occurring across the borders of European Union member states and other card network business practices. The proposal, if enacted, would reduce the fees that card issuers can receive for consumer debit and credit card transactions. In early April 2014, the European Union Parliament (“EU Parliament”) adopted a number of amendments to the proposal, among others, inclusion of corporate cards into the scope of the proposal. This position will need to be re-adopted by the next EU Parliament to be elected in May 2014. The co-legislator of the EU Parliament, the Council of the

European Union (“CEU”), began its review of the Commission’s proposal in late February 2014. Once the CEU adopts its position on the Commission’s proposal, the co-legislators will need to reach an agreement to enact the regulation. At this time, we cannot predict whether or when any such regulation might be adopted and, if adopted, the extent of the impact that it would have on the business practices or revenues of our Diners Club network licensees in Europe.
In 2013, and at the beginning of 2014, various reports were issued by several major retailers with respect to unauthorized access to payment card and other data of millions of customers. As a result, members of Congress and state legislators have expressed an interest in investigating the incidents and possibly enacting legislation to address future data security breaches. These recent developments could result in the imposition of requirements on Discover or other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. It is too early to know if any such legislation will become law, the final form any such legislation would take, or the impact such a law would have on Discover.
Capital, Liquidity and Funding
Regulatory Capital Requirements
In July 2013, the Federal Reserve issued final rules related to regulatory capital requirements, and then the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”) issued virtually identical rules, with the FDIC issuing an interim final rule (collectively referred to as the “final rules”). The final rules adopt with revisions the proposed rules that the agencies approved last year. Key reforms include increased requirements for both the quantity and quality of capital held by banking organizations so that they are more capable of absorbing losses and withstanding periods of financial distress, and the establishment of alternative standards of creditworthiness in place of credit ratings. Consistent with the proposed rules, the final rules implement Basel III regulatory capital reforms and changes required by the Reform Act, substantially amending the regulatory risk-based capital rules applicable to banking organizations, including Discover Financial Services and Discover Bank. “Basel III” refers to a series of consultative documents and related rules text released by the Basel Committee on Banking Supervision, which include significant changes to bank capital, leverage and liquidity requirements. The FDIC’s comment period on its interim final rule ended in September 2013. Compliance with the final rules is required beginning January 1, 2015 for most banking organizations, including Discover Financial Services and Discover Bank. Compliance is required one year earlier for the largest banking organizations.
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
There is significant legislative and regulatory focus on capital matters. We are not able to predict the final form of any additional legislative or regulatory initiatives that will be adopted or enacted, or whether any enacted legislation or final regulatory initiatives will require us to hold higher amounts of capital or reconfigure our capital structure, which could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities.
Capital Plan Review and Stress Tests
In January 2014, we submitted our annual capital plan to the Federal Reserve under the Federal Reserve’s Comprehensive Capital Analysis and Review, or CCAR, program, which included planned dividends and share repurchases over the nine quarter planning horizon. In March 2014, we received non-objection from the Federal Reserve with respect to our proposed capital actions through March 31, 2015. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the Federal Reserve’s review and non-objection of the actions that we propose each year in our annual capital plan.
In March 2014, the Federal Reserve published the results of its annual supervisory stress tests for bank holding companies with $50 billion or more in total consolidated assets, including Discover. Also in March, we published company-run stress test results for Discover Financial Services and Discover Bank. Discover Financial Services is required to publish stress tests results in March and September each year in accordance with Federal Reserve rules and Discover Bank is required to publish stress tests in March each year under FDIC rules.
Liquidity Ratio Requirements
In October 2013, the Federal Reserve issued a notice of proposed rulemaking that would require large banking organizations to maintain a minimum liquidity coverage ratio. The proposal applies to large internationally active banks (bank holding companies with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure). Additionally, the Federal Reserve proposed the implementation of a modified liquidity coverage ratio for bank holding companies with over $50 billion in total assets, such as Discover. The proposal includes a transition period for conformance with the new requirements going into effect on January 1, 2015, and full compliance required by January 1, 2017. We are not able to predict whether this proposal will be adopted, or in what form. Comments on the proposal were due on January 31, 2014.
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
The following table presents segment data (dollars in millions):

	For the Three Months Ended March 31,
	2014	2013
Direct Banking
Interest income
Credit card	$1,537	$1,451
Private student loans	73	58
PCI student loans	68	70
Personal loans	132	103
Other	23	26
Total interest income	1,833	1,708
Interest expense	270	298
Net interest income	1,563	1,410
Provision for loan losses	270	159
Other income	436	495
Other expense	735	713
Income before income tax expense	994	1,033
Payment Services
Provision for loan losses	2	—
Other income	79	87
Other expense	49	40
Income before income tax expense	28	47
Total income before income tax expense	$1,022	$1,080

The following table presents information on transaction volume (in millions):

	For the Three Months Ended March 31,
	2014	2013
Network Transaction Volume
PULSE Network	$41,927	$39,919
Network Partners	2,381	2,246
Diners Club(1)	6,527	6,644
Total Payment Services	50,835	48,809
Discover Network—Proprietary(2)	26,547	25,738
Total Volume	$77,382	$74,547
Transactions Processed on Networks
Discover Network	461	442
PULSE Network	1,037	1,023
Total	1,498	1,465
Credit Card Volume
Discover Card Volume(3)	$28,077	$26,880
Discover Card Sales Volume(4)	$25,697	$24,864

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
Our Direct Banking segment reported pretax income of $1.0 billion for both the three months ended March 31, 2014, and the three months ended March 31, 2013.
Loan receivables totaled $63.8 billion at March 31, 2014, which was down from $65.8 billion at December 31, 2013, due to a decrease in credit card loans and in purchase credit-impaired ("PCI") loan balances partially offset by a growth in other loans portfolio. The decrease in credit card loans was driven by a seasonal increase in payments. The growth within the other loans portfolio was primarily attributable to organic growth in personal and private student loans. Discover card sales volume was $25.7 billion for the three months ended March 31, 2014, which was an increase of 3% as compared to the three months ended March 31, 2013. This growth was driven primarily by an increase in the number of existing customers using their Discover card.
Net interest margin increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily driven by higher yields on loan receivables, combined with decreased funding costs.
Interest income increased during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to higher interest income from credit card loans, personal loans and private student loans resulting from growth across these products, combined with higher yields on credit card loans and personal loans.
Interest income on other interest-earning assets, which largely relates to investment income on our liquidity portfolio, decreased during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This decrease was primarily due to a sale of investment securities, with the proceeds used to increase reserves at the Federal Reserve Bank, partially offset by higher interest rates from a continued shift in the mix of our liquidity portfolio to higher yielding investments. Interest expense declined during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to deposits bearing higher interest rates maturing and being replaced by deposits bearing lower interest rates partially offset by the cost of increased long term borrowings.
At March 31, 2014 and December 31, 2013, our delinquency rate for credit card loans over 30 days past due was 1.72%. For the three months ended March 31, 2014, our net charge-off rate on credit cards declined to 2.32%, as compared to 2.36% for the three months ended March 31, 2013. An increase in reserve requirements partially offset by a decline in the level of net charge-offs led to an increase in the provision for loan losses for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. For a more detailed discussion on provision for loan losses, see "—Loan Quality—Provision and Allowance for Loan Losses."
Total other income decreased in the three months ended March 31, 2014 as compared to the same period in 2013. This decrease was primarily due to a decline in revenue related to mortgage banking operations which was driven by a decline in mortgage origination volume due to increased interest rates.
Total other expense increased in the three months ended March 31, 2014 as compared to the same period in 2013. This increase was mainly driven by an increase in employee compensation costs resulting from growth in overall headcount.
Payment Services
Our Payment Services segment reported pretax income of $28 million for the three months ended March 31, 2014, down $19 million as compared to the three months ended March 31, 2013, primarily as the result of an increase in other expense combined with a decrease in other income. The increase in other expense was due to expenses related to support of our Diners Club Network, mainly an increase in employee compensation reflecting an increase in headcount, primarily driven by the purchase of a European Diners Club licensee in the second quarter of 2013. The decrease in other income was primarily driven by a decrease in transaction processing revenue reflecting the impact of merchant rerouting and lower pricing rates.
Transaction dollar volume increased $2.0 billion for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily driven by an increase in PULSE network volume. The number of transactions processed on the PULSE network was relatively flat for the three months ended March 31, 2014, as compared to the same period during 2013. We anticipate pressure on our Network Partners business due to the termination of a contract with a third party issuer, effective mid-2014. This loss will have a significant impact on Network Partners volume and profits, but we do not anticipate it to be material to our overall profitability.
We have been working with certain of our European Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for less than 4% of Diners Club revenues during the three months ended March 31, 2014. In addition, Diners Club has $151 million of non-amortizable intangible assets at March 31, 2014. To the extent that we are unable to maintain Diners Club revenues at appropriate levels, we may be exposed to an impairment loss on these assets that, when recognized, could have a material adverse impact on our results of operations.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our condensed consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the accrual of credit card customer rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment, the accrual of income taxes, estimates of future cash flows associated with PCI loans, and the fair value estimates of loan commitments and mortgages held for sale as critical accounting estimates. These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the calendar year ended December 31, 2013. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “— Critical Accounting Estimates.” There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the calendar year ended December 31, 2013.

Earnings Summary
The following table outlines changes in our condensed consolidated statements of income for the periods presented (dollars in millions):

	For the Three Months Ended March 31,		2014 vs. 2013 increase (decrease)
	2014	2013	$	%
Interest income	$1,833	$1,708	$125	7%
Interest expense	270	298	(28)	(9)%
Net interest income	1,563	1,410	153	11%
Provision for loan losses	272	159	113	71%
Net interest income after provision for loan losses	1,291	1,251	40	3%
Other income	515	582	(67)	(12)%
Other expense	784	753	31	4%
Income before income tax expense	1,022	1,080	(58)	(5)%
Income tax expense	391	407	(16)	(4)%
Net income	$631	$673	$(42)	(6)%

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
Net interest margin increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily driven by higher yields on loan receivables, combined with decreased funding costs.
Interest income increased during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to higher interest income from credit card loans, personal loans and private student loans resulting from growth across these products, combined with higher yields on credit card loans and personal loans.
Interest income on other interest-earning assets, which largely relates to investment income on our liquidity portfolio, decreased during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This decrease was primarily due to a sale of investment securities, with the proceeds used to increase reserves at the Federal Reserve Bank, partially offset by higher interest rates from a continued shift in the mix of our liquidity portfolio to higher yielding investments. Interest expense declined during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to deposits bearing higher interest rates maturing and being replaced by deposits bearing lower interest rates partially offset by the cost of increased long term borrowings.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$7,198	0.25%	$5	$4,788	0.25%	$3
Restricted cash	1,768	0.08%	—	720	0.10%	—
Investment securities	4,046	1.63%	16	5,709	1.42%	20
Loan receivables(1):
Credit card(2)(3)	51,347	12.14%	1,537	49,267	11.94%	1,451
Personal loans	4,259	12.54%	132	3,344	12.45%	103
Private student loans	4,264	6.95%	73	3,356	7.03%	58
PCI student loans	4,113	6.74%	68	4,633	6.15%	70
Mortgage loans held for sale	101	4.11%	1	265	3.15%	2
Other	143	2.69%	1	38	6.06%	1
Total loan receivables	64,227	11.44%	1,812	60,903	11.22%	1,685
Total interest-earning assets	77,239	9.62%	1,833	72,120	9.60%	1,708
Allowance for loan losses	(1,678)			(1,822)
Other assets	4,271			4,362
Total assets	$79,832			$74,660
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(4)	$27,063	1.69%	113	$27,825	2.24%	154
Money market deposits(5)	7,658	0.87%	16	5,242	0.88%	11
Other interest-bearing savings deposits	10,131	0.95%	24	8,987	0.97%	21
Total interest-bearing deposits(6)	44,852	1.38%	153	42,054	1.80%	186
Borrowings:
Short-term borrowings	93	1.90%	1	240	1.45%	1
Securitized borrowings(4)(5)	17,014	1.67%	70	16,574	1.84%	75
Other long-term borrowings(4)	3,572	5.24%	46	2,059	7.04%	36
Total borrowings	20,679	2.29%	117	18,873	2.41%	112
Total interest-bearing liabilities	65,531	1.67%	270	60,927	1.99%	298
Other liabilities and stockholders’ equity	14,301			13,733
Total liabilities and stockholders’ equity	$79,832			$74,660
Net interest income			$1,563			$1,410
Net interest margin(7)		9.87%			9.39%
Net yield on interest-bearing assets(8)		8.21%			7.93%
Interest rate spread(9)		7.95%			7.61%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)	Interest income on credit card loans includes $46.0 million and $41.3 million of amortization of balance transfer fees for the three months ended March 31, 2014 and March 31, 2013, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of certain floating-rate credit card loan receivables to fixed rate.

(4)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(5)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(6)	Includes the impact of FDIC insurance premiums.

(7)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(8)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(9)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1) (dollars in millions)

	For the Three Months Ended March 31, 2014 vs. March 31, 2013
	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$2	$—	$2
Investment securities	(18)	14	(4)
Loan receivables:
Credit card	62	24	86
Personal loans	28	1	29
Private student loans	20	(5)	15
PCI student loans	(31)	29	(2)
Mortgage loans held for sale	(4)	3	(1)
Other	2	(2)	—
Total loan receivables	77	50	127
Total interest income	61	64	125
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	(4)	(37)	(41)
Money market deposits	6	(1)	5
Other interest-bearing savings deposits	5	(2)	3
Total interest-bearing deposits	7	(40)	(33)
Borrowings:
Short-term borrowings	(1)	1	—
Securitized borrowings	12	(17)	(5)
Other long-term borrowings	62	(52)	10
Total borrowings	73	(68)	5
Total interest expense	80	(108)	(28)
Net interest income	$(19)	$172	$153

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between March 31, 2014 and March 31, 2013 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	March 31, 2014	December 31, 2013
Mortgage loans held for sale	$133	$148
Loan portfolio:
Credit card loans:
Discover card	50,685	52,952
Discover business card	194	198
Total credit card loans	50,879	53,150
Other loans:
Personal loans	4,310	4,191
Private student loans	4,326	3,969
Other	158	135
Total other loans	8,794	8,295
PCI student loans(1)	4,046	4,178
Total loan portfolio	63,719	65,623
Total loan receivables	63,852	65,771
Allowance for loan losses	(1,591)	(1,648)
Net loan receivables	$62,261	$64,123

(1)	Represents purchased credit-impaired private student loans (see Note 3: Loan Receivables to our condensed consolidated financial statements).
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
The allowance for loan losses was $1.6 billion at March 31, 2014, which reflects a $57 million reserve release over the amount of the allowance for loan losses at December 31, 2013. The reserve release, which primarily related to credit card loan receivables, was driven by continuing favorability in delinquencies resulting in lower charge-offs, both contractual and bankruptcy, which resulted in lower estimated losses.
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three months ended March 31, 2014, the provision for loan losses increased by $113 million, or 71%, as compared to the three months ended March 31,

2013. The increase was due to lower levels of reserve releases and an increase in net charge-offs during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
At March 31, 2014, the level of the allowance related to personal loans decreased as compared to December 31, 2013, primarily driven by improvement in credit quality trends. The level of allowance attributable to student loans for the same period increased due to growth and continued seasoning of the portfolio. "Seasoning" refers to the maturing of a loan portfolio as, in general, loans do not begin to show signs of credit deterioration or default until they have been in repayment for some period of time. For student loans, payments are not required while the borrower is still in school; therefore, this loan portfolio matures at a slower pace than our other loan portfolios. The level of allowance related to other loans for the same period remained relatively flat.
The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Three Months Ended March 31, 2014
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions:
Provision for loan losses	230	18	23	1	272
Deductions:
Charge-offs	(408)	(24)	(15)	—	(447)
Recoveries	114	3	1	—	118
Net charge-offs	(294)	(21)	(14)	—	(329)
Balance at end of period	$1,342	$109	$122	$18	$1,591

	For the Three Months Ended March 31, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	127	17	15	—	159
Deductions:
Charge-offs	(422)	(20)	(7)	—	(449)
Recoveries	135	1	—	—	136
Net charge-offs	(287)	(19)	(7)	—	(313)
Balance at end of period	$1,453	$97	$83	$1	$1,634

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

The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended March 31,
	2014		2013
	$	%	$	%
Credit card loans	$294	2.32%	$287	2.36%
Personal loans	$21	2.07%	$19	2.30%
Private student loans (excluding PCI(1))	$14	1.31%	$7	0.82%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 3: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loan receivables slightly declined for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease in the net charge-off rate for credit card loan receivables was driven by slightly lower net charge-offs due to the continuing trend of low delinquencies combined with higher receivables balances. The net charge-off rate on our personal loan receivables declined by 23 basis points for the same period due to growth in the personal loan portfolio. Usually a period of time passes before a new loan needs to be charged off as borrowers stay current when they first obtain the loan. Therefore, growth in the loan portfolio contributes to a decline in the charge-off rate. The net charge-off rate on our private student loans excluding PCI loans increased 49 basis points due to a larger portion of the portfolio entering repayment.
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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	March 31, 2014		December 31, 2013
	$	%	$	%
Loans 30 days delinquent or more:
Credit card loans	$876	1.72%	$912	1.72%
Personal loans	$29	0.68%	$29	0.70%
Private student loans (excluding PCI loans(1))	$77	1.79%	$66	1.66%

Loans 90 days delinquent or more:
Credit card loans	$442	0.87%	$447	0.84%
Personal loans	$8	0.18%	$8	0.21%
Private student loans (excluding PCI loans(1))	$26	0.61%	$18	0.46%

Loans not accruing interest	$207	0.35%	$200	0.33%

Restructured loans:
Credit card loans(2)	$1,088	2.14%	$1,123	2.11%
Personal loans(3)	$45	1.04%	$31	0.74%
Private student loans (excluding PCI loans(1))(4)	$30	0.69%	$28	0.71%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $44 million and $43 million at March 31, 2014 and December 31, 2013, respectively, that are also included in loans over 90 days delinquent or more.

(3)	Restructured personal loans include $2 million at March 31, 2014 and December 31, 2013, respectively, that are also included in loans over 90 days delinquent or more.

(4)	Restructured private student loans include $3 million at March 31, 2014 and December 31, 2013 that are also included in loans over 90 days delinquent or more.
Credit card receivables 30-day and 90-day delinquency rates at March 31, 2014 remained flat compared to December 31, 2013. The delinquency rates for personal loan receivables at March 31, 2014 decreased slightly as compared to December 31, 2013 due to growth in the personal loan portfolio and continuing favorable economic factors. The delinquency rates for private student loan balances at March 31, 2014 increased as compared to December 31, 2013 due to the seasoning of our loan portfolio as more loans have entered repayment. The restructured credit card loan balance at March 31, 2014 decreased compared to December 31, 2013 due to continued improvement in customer credit performance.
Modified and Restructured Loans
We have loan modification programs that provide for temporary or permanent hardship relief for our credit card loans to borrowers experiencing financial difficulties. The temporary hardship program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than 12 months. The permanent modification program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The permanent modification programs do not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. These loans continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. For additional information regarding the accounting treatment for these loans as well as amounts recorded in the financial statements related to these loans, see Note 3: Loan Receivables to our condensed consolidated financial statements.
For student loan borrowers, in certain situations we offer payment forbearance to borrowers who are experiencing temporary financial difficulties and are willing to resume making payments. When a delinquent borrower is granted a second forbearance period, we classify these loans as troubled debt restructurings. In addition, we offer temporary reduced payment programs, which normally consist of a reduction of the minimum payment for a period of no longer than 12 months at a time. Student loans included in temporary reduced payment programs are not accounted for as troubled debt restructurings as long as the term of the program does not exceed 12 months.
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
Other Income
The following table presents the components of other income for the periods presented (dollars in millions):

	For the Three Months Ended March 31,		2014 vs. 2013 increase (decrease)
	2014	2013	$	%
Discount and interchange revenue(1)	$254	$263	$(9)	(3)%
Protection products revenue	83	88	(5)	(6)%
Loan fee income	83	81	2	2%
Transaction processing revenue	44	53	(9)	(17)%
Gain on investments	4	3	1	33%
Gain on origination and sale of mortgage loans	16	51	(35)	(69)%
Other income	31	43	(12)	(28)%
Total other income	$515	$582	$(67)	(12)%

(1)	Net of rewards, including Cashback Bonus rewards, of $265 million and $229 million for the three months ended March 31, 2014 and 2013, respectively.

Total other income decreased in the three months ended March 31, 2014 by $67 million as compared to the same period in 2013. This decrease was primarily due to a decline in revenue related to mortgage banking operations which was driven by a decline in mortgage origination volume due to increased interest rates. Transaction processing revenue also decreased reflecting the impact of merchant rerouting and lower pricing rates.
Other Expense
The following table represents the components of other expense for the periods presented (dollars in millions):

	For the Three Months Ended March 31,		2014 vs. 2013 increase (decrease)
	2014	2013	$	%
Employee compensation and benefits	$307	$290	$17	6%
Marketing and business development	169	169	—	—%
Information processing and communications	84	78	6	8%
Professional fees	99	104	(5)	(5)%
Premises and equipment	23	19	4	21%
Other expense	102	93	9	10%
Total other expense	$784	$753	$31	4%

Total other expense increased in the three months ended March 31, 2014 by $31 million as compared to the same period in 2013. This increase was primarily driven by an increase in employee compensation costs resulting from growth in overall headcount.
Income Tax Expense
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended March 31,
	2014	2013
Income before income tax expense	$1,022	$1,080
Income tax expense	$391	$407
Effective income tax rate	38.3%	37.7%

Income tax expense decreased $16 million for the three months ended March 31, 2014, as compared to the same period in 2013, because of a decrease in pretax income. The effective tax rate increased from 37.7% for the three months ended March 31, 2103 to 38.3% for the three months ended March 31, 2014 due to deferred tax adjustments on limited partnership community reinvestment act investments.
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
At March 31, 2014, we had $28.7 billion of direct-to-consumer deposits and $16.1 billion of brokered deposits. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 21 months.
The following table summarizes deposits by contractual maturity as of the end of the current period (dollars in millions):

March 31, 2014	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Indeterminate
Certificates of deposit in amounts less than $100,000 (1)	$20,832	$2,972	$2,753	$3,672	$11,435	$—
Certificates of deposit in amounts of $100,000 to less than $250,000(1)	4,781	581	677	1,301	2,222	—
Certificates of deposit in amounts of $250,000(1) or greater	1,163	121	140	311	591	—
Savings deposits, including money market deposit accounts(2)	18,037	—	—	—	—	18,037
Total interest-bearing deposits	$44,813	$3,674	$3,570	$5,284	$14,248	$18,037

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

(2)	Represents deposits with no contractual maturity, with the exception of structured sweep deposits associated with agreements entered into with third parties.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of March 31, 2014, the Group three-month rolling average excess spread was 13.47%.
Another feature of our securitization structure, which is applicable only to the notes issued from DCENT, is a reserve account funding requirement in which, in limited circumstances, excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 4: Credit Card and Student Loan Securitization Activities to our condensed consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spreads at March 31, 2014.
At March 31, 2014, we had $14.6 billion of outstanding public asset-backed securities and $5.0 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. There were no outstanding private asset-backed securitizations outstanding at March 31, 2014.

The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries at the end of the current period (dollars in millions):

March 31, 2014	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings—owed to credit card securitization investors	$14,593	$3,042	$6,202	$4,349	$1,000

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
Corporate and Bank Debt
At March 31, 2014, the Parent Company had $1.3 billion in principal amount of senior notes outstanding. Discover Bank had $2.2 billion in principal amount of senior notes, including $400 million issued during first quarter 2014, and $700 million in principal amount of subordinated notes outstanding.
At March 31, 2014, the Parent Company senior notes are comprised of a $400 million issuance due in June 2017, a $78 million issuance due in July 2019, a $322 million issuance due in April 2022 and a $500 million issuance due in November 2022. The Parent Company senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. Discover Bank’s senior notes are comprised of a $750 million issuance due February 2018, a $1 billion issuance due August 2023 and a $400 million issuance due March 2026. Discover Bank's subordinated notes are comprised of a $200 million issuance due in November 2019 and a $500 million issuance due in April 2020. For more information, see Note 6: Long-Term Borrowings to our consolidated financial statements.
Other Long-Term Borrowings—Student Loans
At March 31, 2014, we had $1.8 billion of remaining principal balance outstanding on securitized debt assumed as part of the SLC acquisition. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Short-Term Borrowings
We utilize a $225 million warehouse line of credit as a form of short-term borrowings. This line of credit is used for the sole purpose of funding consumer residential loans that are held for sale. The warehouse line of credit had an outstanding balance of $124 million as of March 31, 2014. In addition, we may access short-term borrowings through the Federal Funds market or through repurchase agreements. At March 31, 2014 and December 31, 2013, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed undrawn capacity through privately placed asset-backed securitizations. At March 31, 2014 we had total committed capacity of $7.5 billion, all of which was undrawn.

Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of March 31, 2014, Discover Bank had $14.8 billion of available capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window.
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
We also have agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at March 31, 2014. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of March 31, 2014, would have been $107 million.
A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Moody’s Investors Service	Standard & Poor’s	Fitch Ratings(1)
Senior Unsecured Debt
Discover Financial Services	Ba1	BBB-	BBB+
Discover Bank	Baa3	BBB	BBB+
Outlook for Senior Unsecured Debt	Stable	Positive	Stable
Subordinated Debt
Discover Bank	Ba1	BBB-	BBB
Discover Card Master Trust I
Class A	N/A(2)	N/A(2)	N/A(2)
Class B(3)	A1(sf)	AA+(sf)	AAsf
Discover Card Execution Note Trust
Class A(3)	Aaa(sf)	AAA(sf)	AAAsf
Class B(3)	A1(sf)	AA+(sf)	AA-sf
Class C	N/A(4)	N/A(4)	N/A(4)

(1)	The table above reflects that Fitch Ratings upgraded the ratings of both Discover Financial Services and Discover Bank on April 16, 2014.

(2)	All Class A certificates have been paid in full.

(3)	An “sf” in the rating denotes rating agency identification for structured finance product ratings.

(4)	All Class C notes are currently held by subsidiaries of Discover Bank and, therefore, are not publicly rated.
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
At March 31, 2014, our liquidity portfolio was comprised of cash and cash equivalents and high quality, liquid investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we have the ability to raise cash by utilizing repurchase agreements, pledging certain of these investments to access the secured funding markets or selling them. The level and mix of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
At March 31, 2014, our liquidity portfolio and undrawn credit facilities were $34.4 billion, which was $1.8 billion higher than the balance at December 31, 2013. During the three months ended March 31, 2014 the average balance of our liquidity portfolio was $11.6 billion.

	March 31, 2014	December 31, 2013
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$8,392	$6,193
Investment securities(2)	3,749	4,922
Total liquidity portfolio	12,141	11,115
Private asset-backed securitizations(3)	7,500	7,000
Primary liquidity sources	19,641	18,115
Federal Reserve discount window(3)(4)	14,784	14,500
Total contingent funding sources	$34,425	$32,615

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)
Excludes $146 million of unsettled purchases of investment securities and $7 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of March 31, 2014 and $9 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2013.

(3)	See "— Funding Sources—Additional Funding Sources" for additional information.

(4)	Excludes $5 million of investments accounted for in the liquidity portfolio that were pledged to the Federal Reserve as of December 31, 2013.
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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At March 31, 2014, no portion of our deferred tax asset was disallowed for regulatory capital purposes.

At March 31, 2014, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under Basel I.
Current or future legislative or regulatory initiatives may require us to hold more capital in the future. In July 2013, the Federal Reserve, OCC and the FDIC finalized rules to implement the provisions of the Basel III regulatory capital reforms that will be applicable to us and Discover Bank. The final rules include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes "capital" for purposes of calculating those ratios. For additional information, see "- Regulatory Environment and Developments."
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over the nine quarter planning horizon. In January 2014, we submitted our annual capital plan to the Federal Reserve under the Federal Reserve’s Comprehensive Capital Analysis and Review, or CCAR, program, which included planned dividends and share repurchases over the nine quarter planning horizon. In March 2014, we received non-objection from the Federal Reserve with respect to our proposed capital actions through March 31, 2015. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the Federal Reserve’s review and non-objection of the actions that we propose each year in our annual capital plan.
Also in March 2014, the Federal Reserve published the results of its annual supervisory stress tests for bank holding companies with $50 billion or more in total consolidated assets, including Discover. Also in March, we published company-run stress test results for Discover Financial Services and Discover Bank. Discover Financial Services is required to publish stress tests results in March and September each year in accordance with Federal Reserve rules and Discover Bank is required to publish stress tests in March each year under FDIC rules.
We recently declared a quarterly cash dividend on our common stock of $0.24 per share, payable on May 22, 2014 to holders of record on May 8, 2014, which is an increase from $0.20 per share paid in each of the last three quarters. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on June 2, 2014 to holders of record on May 16, 2014, which was the same amount paid on our preferred stock in the prior quarter.
On April 16, 2014 our board of directors approved a two-year share repurchase program authorizing the repurchase of up to $3.2 billion of our outstanding shares of common stock. The program expires on April 15, 2016, and may be terminated at any time. This program replaced the prior $2.4 billion program, which had $1.0 billion of remaining authorization. In the first quarter of 2014, we repurchased approximately 5.5 million shares, or 1%, of our outstanding common stock for $305 million. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. Any share repurchases after March 31, 2015 will be subject to receiving Federal Reserve non-objection with respect to our proposed capital actions through March 31, 2016.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at March 31, 2014, which include deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed rate debt, purchase obligations and other liabilities, were $68.0 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Contingent Liabilities and Commitments.”
We extend credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At March 31, 2014, our unused commitments were $166.5 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At March 31, 2014, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at March 31, 2014, we estimate that net interest income over the following 12-month period would increase by approximately $131 million, or 2%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2013, we estimated that net interest income over the following 12-month period would increase by approximately $136 million, or 2%. The increase in net interest income sensitivity is due to actions we have taken to position our balance sheet for future rate increases, which included swapping floating-rate borrowings to fixed rate borrowings in the second and third quarters of 2013. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further.
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
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
January 1 - 31, 2014
Repurchase program(1)	1,987,904	$54.52	1,987,904	$1,224,169,366
Employee transactions(2)	979,633	$55.36	N/A	N/A
February 1 - 28, 2014
Repurchase program(1)	1,677,612	$55.17	1,677,612	$1,131,620,787
Employee transactions(2)	102,340	$53.79	N/A	N/A
March 1 - 31, 2014
Repurchase program(1)	1,792,078	$57.90	1,792,078	$1,027,859,275
Employee transactions(2)	5,954	$57.02	N/A	N/A

Total
Repurchase program(1)	5,457,594	$55.83	5,457,594	$1,027,859,275
Employee transactions(2)	1,087,927	$55.22	N/A	N/A

(1)
On March 14, 2013 our board of directors approved a share repurchase program authorizing the repurchase of up to $2.4 billion of our outstanding shares of common stock. The share repurchase program was replaced on April 16, 2014, as our board of directors approved a new share repurchase program authorizing the purchase of up to $3.2 billion of our outstanding shares of common stock. The new share repurchase program expires on April 15, 2016 and may be terminated at any time.

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
Date: April 29, 2014

Exhibit Index

Exhibit Number	Description

4.1
Fiscal and Paying Agency Agreement, dated as of March 13, 2014, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on March 13, 2014 and incorporated herein by reference thereto).

10.1	Form 2014 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan

10.2	Form 2014 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan

12.1	Statement regarding computation of ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.