Form 10-Q
period 2014-06-30
Discover Financial Services
filed 2014-08-01
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 28, 2014, there were 461,904,399 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014
Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	June 30, 2014	December 31, 2013
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$6,879	$6,554
Restricted cash	305	182
Investment securities:
Available-for-sale (amortized cost of $3,952 and $4,900 at June 30, 2014 and December 31, 2013, respectively)	4,000	4,931
Held-to-maturity (fair value of $71 and $58 at June 30, 2014 and December 31, 2013, respectively)	70	60
Total investment securities	4,070	4,991
Loan receivables:
Mortgage loans held for sale, measured at fair value	129	148
Loan portfolio:
Credit card	52,742	53,150
Other	9,089	8,295
Purchased credit-impaired loans	3,915	4,178
Total loan portfolio	65,746	65,623
Total loan receivables	65,875	65,771
Allowance for loan losses	(1,614)	(1,648)
Net loan receivables	64,261	64,123
Premises and equipment, net	665	654
Goodwill	284	284
Intangible assets, net	179	185
Other assets	2,294	2,367
Total assets	$78,937	$79,340
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$44,245	$44,766
Non-interest bearing deposit accounts	200	193
Total deposits	44,445	44,959
Short-term borrowings	120	140
Long-term borrowings	20,057	20,474
Accrued expenses and other liabilities	2,934	2,958
Total liabilities	67,556	68,531
Commitments, contingencies and guarantees (Notes 8, 11, and 12)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 558,095,924 and 555,349,629 shares issued at June 30, 2014 and December 31, 2013, respectively	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued or outstanding and aggregate liquidation preference of $575 at June 30, 2014 and December 31, 2013	560	560
Additional paid-in capital	3,758	3,687
Retained earnings	10,659	9,611
Accumulated other comprehensive loss	(72)	(68)
Treasury stock, at cost; 92,793,813 and 83,105,578 shares at June 30, 2014 and December 31, 2013, respectively	(3,529)	(2,986)
Total stockholders’ equity	11,381	10,809
Total liabilities and stockholders’ equity	$78,937	$79,340

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

	June 30, 2014	December 31, 2013
	(unaudited) (dollars in millions)
Assets
Restricted cash	$301	$179
Credit card loan receivables	$29,715	$31,112
Purchased credit-impaired loans	$2,106	$2,248
Allowance for loan losses allocated to securitized loan receivables	$(804)	$(861)
Other assets	$37	$34
Liabilities
Long-term borrowings	$16,165	$16,986
Accrued interest payable	$9	$9

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited) (dollars in millions, except per share amounts)
Interest income:
Credit card loans	$1,560	$1,463	$3,097	$2,914
Other loans	282	241	557	475
Investment securities	17	19	33	39
Other interest income	4	4	9	7
Total interest income	1,863	1,727	3,696	3,435
Interest expense:
Deposits	151	184	304	370
Short-term borrowings	—	1	1	2
Long-term borrowings	123	112	239	223
Total interest expense	274	297	544	595
Net interest income	1,589	1,430	3,152	2,840
Provision for loan losses	360	240	632	399
Net interest income after provision for loan losses	1,229	1,190	2,520	2,441
Other income:
Discount and interchange revenue, net	327	308	581	571
Protection products revenue	78	88	161	176
Loan fee income	80	76	163	157
Transaction processing revenue	46	47	90	100
Gain on investments	—	—	4	3
Gain on origination and sale of mortgage loans	22	51	38	102
Other income	30	41	61	84
Total other income	583	611	1,098	1,193
Other expense:
Employee compensation and benefits	301	285	608	575
Marketing and business development	168	185	337	354
Information processing and communications	87	85	171	163
Professional fees	112	101	211	205
Premises and equipment	22	20	45	39
Other expense	107	144	209	237
Total other expense	797	820	1,581	1,573
Income before income tax expense	1,015	981	2,037	2,061
Income tax expense	371	379	762	786
Net income	$644	$602	$1,275	$1,275
Net income allocated to common stockholders	$630	$588	$1,248	$1,247
Basic earnings per common share	$1.35	$1.20	$2.66	$2.53
Diluted earnings per common share	$1.35	$1.20	$2.66	$2.52
Dividends declared per common share	$0.24	$0.20	$0.44	$0.20

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited) (dollars in millions)
Net income	$644	$602	$1,275	$1,275
Other comprehensive income (loss), net of taxes
Unrealized gain (loss) on securities available for sale, net of tax	8	(31)	10	(42)
Unrealized (loss) gain on cash flow hedges, net of tax	(10)	8	(14)	7
Other comprehensive loss	(2)	(23)	(4)	(35)
Comprehensive income	$642	$579	$1,271	$1,240

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2012	575	$560	553,351	$5	$3,598	$7,472	$(72)	$(1,690)	$9,873
Net income	—	—	—	—	—	1,275	—	—	1,275
Other comprehensive loss	—	—	—	—	—	—	(35)	—	(35)
Purchases of treasury stock	—	—	—	—	—	—	—	(599)	(599)
Common stock issued under employee benefit plans	—	—	36	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	1,607	—	50	—	—	—	50
Dividends — common stock	—	—	—	—	—	(99)	—	—	(99)
Dividends — preferred stock	—	—	—	—	—	(19)	—	—	(19)
Balance at June 30, 2013	575	$560	554,994	$5	$3,650	$8,629	$(107)	$(2,289)	$10,448

Balance at December 31, 2013	575	$560	555,350	$5	$3,687	$9,611	$(68)	$(2,986)	$10,809
Net income	—	—	—	—	—	1,275	—	—	1,275
Other comprehensive loss	—	—	—	—	—	—	(4)	—	(4)
Purchases of treasury stock	—	—	—	—	—	—	—	(543)	(543)
Common stock issued under employee benefit plans	—	—	30	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	2,716	—	69	—	—	—	69
Dividends — common stock	—	—	—	—	—	(208)	—	—	(208)
Dividends — preferred stock	—	—	—	—	—	(19)	—	—	(19)
Balance at June 30, 2014	575	$560	558,096	$5	$3,758	$10,659	$(72)	$(3,529)	$11,381

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2014	2013
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$1,275	$1,275
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	632	399
Deferred income taxes	48	163
Depreciation and amortization on premises and equipment	61	56
Amortization of deferred revenues	(105)	(94)
Other depreciation and amortization	120	107
Accretion of accretable yield on acquired loans	(134)	(139)
Gain on investments	(4)	(3)
Loss on equity method and other investments	12	8
Gain on origination and sale of loans	(38)	(102)
Stock-based compensation expense	32	31
Proceeds from sale of mortgage loans originated for sale	1,162	2,618
Net principal disbursed on mortgage loans originated for sale	(1,103)	(2,445)
Changes in assets and liabilities:
Increase in other assets	(70)	(86)
(Decrease) increase in accrued expenses and other liabilities	(117)	299
Net cash provided by operating activities	1,771	2,087

Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	1,331	1,280
Purchases of available-for-sale investment securities	(244)	(89)
Maturities of held-to-maturity investment securities	8	17
Purchases of held-to-maturity investment securities	(18)	(1)
Net principal (disbursed) repaid on loans originated for investment	(545)	578
Purchases of loan receivables	—	(136)
Purchases of other investments	(34)	(53)
Increase in restricted cash	(123)	(247)
Purchases of premises and equipment	(73)	(117)
Net cash provided by investing activities	302	1,232

Cash flows from financing activities
Net decrease in short-term borrowings	(20)	(109)
Proceeds from issuance of securitized debt	2,650	2,700
Maturities and repayment of securitized debt	(3,492)	(3,103)
Proceeds from issuance of other long-term borrowings	399	750
Payment of contingent consideration for purchase of net assets of a business, at fair value	—	(9)
Proceeds from issuance of common stock	2	7
Purchases of treasury stock	(543)	(601)
Net (decrease) increase in deposits	(516)	393
Dividends paid on common and preferred stock	(228)	(187)
Net cash used for financing activities	(1,748)	(159)
Net increase in cash and cash equivalents	325	3,160
Cash and cash equivalents, at beginning of period	6,554	2,584
Cash and cash equivalents, at end of period	$6,879	$5,744

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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
Recently Issued Accounting Pronouncements.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes existing revenue recognition requirements in Topic 605, Revenue Recognition, including an assortment of transaction-specific and industry-specific rules. The ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore the Company’s net interest income should not be affected. The Company’s revenue from discount and interchange, protection products, transaction processing, and certain fees are within the scope of these rules. Management has not yet completed its evaluation of the impact, if any, of the new guidance on these revenues. The new revenue recognition model will become effective for the Company on January 1, 2017. Upon adoption in 2017, the Company will record an adjustment to retained earnings as of the beginning of the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2017, without restating prior periods presented. Management has not yet determined which transition reporting option it will apply.
In January 2014, the FASB issued ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This standard will permit a reporting entity to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under this new method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). This treatment will replace the effective yield method currently permitted for certain investments of this kind. The Company has not historically utilized the effective yield method, and as a result, implementation of this ASU will not impact the Company’s accounting for its investments in qualified affordable housing projects unless a subsequent election is made to apply it. In addition to establishing the conditions under which the proportional amortization method can be used, the ASU calls for additional disclosures that will enable the reader to understand the nature of the investment and the effect of its measurement and related tax credits on the company’s financial position and results of operations. The new guidance is effective for annual reporting periods beginning after December 15, 2014 and interim periods within those periods, with early adoption permitted. The standard will require additional disclosure about the nature of the Company's affordable housing investments, but unless the Company subsequently decides to elect the new accounting model, the new guidance will have no effect on the Company’s financial condition, results of operations or cash flows.

2.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	June 30, 2014	December 31, 2013
U.S. Treasury securities(1)	$1,341	$2,058
U.S. government agency securities	1,043	1,561
States and political subdivisions of states	10	15
Other securities:
Credit card asset-backed securities of other issuers	—	6
Residential mortgage-backed securities - Agency(2)	1,676	1,351
Total other securities	1,676	1,357
Total investment securities	$4,070	$4,991

(1)	Includes $6 million and $9 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of June 30, 2014 and December 31, 2013, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2014
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$1,319	$21	$—	$1,340
U.S. government agency securities	1,024	19	—	1,043
Residential mortgage-backed securities - Agency	1,609	11	(3)	1,617
Total available-for-sale investment securities	$3,952	$51	$(3)	$4,000
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	10	—	—	10
Residential mortgage-backed securities - Agency(4)	59	1	—	60
Total held-to-maturity investment securities	$70	$1	$—	$71

At December 31, 2013
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$2,030	$27	$—	$2,057
U.S. government agency securities	1,535	26	—	1,561
Credit card asset-backed securities of other issuers	6	—	—	6
Residential mortgage-backed securities - Agency	1,329	—	(22)	1,307
Total available-for-sale investment securities	$4,900	$53	$(22)	$4,931
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	15	—	(1)	14
Residential mortgage-backed securities - Agency(4)	44	—	(1)	43
Total held-to-maturity investment securities	$60	$—	$(2)	$58

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2014
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	11	$55	$—	$503	$(3)

At December 31, 2013
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	23	$1,097	$(20)	$48	$(2)
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$8	$(1)	$3	$—
Residential mortgage-backed securities - Agency	2	$40	$(1)	$—	$—

The Company records gains and losses on investment securities in other income when investments are sold or liquidated, when the Company believes an investment is other than temporarily impaired prior to the disposal of the investment, or in certain other circumstances. Gains and losses on sales of available-for-sale investment securities are calculated using the specific identification method and were recorded entirely in earnings. The Company recognized gains on sales of available-for-sale investment securities in other comprehensive income. There were no gains or losses related to other-than-temporary impairments during the three and six months ended June 30, 2014 and 2013, respectively.
The following table provides information about proceeds related to maturities and redemptions of investment securities and proceeds from sales, recognized gains and losses, and net unrealized gains and losses on available-for-sale securities (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds related to maturities or redemptions of investment securities	$59	$269	$119	$578
Proceeds from the sales of available-for-sale investment securities, comprised of U.S. Treasury securities and U.S. government agency securities	$—	$—	$1,220	$719
Gains on sales of available-for-sale investment securities	$—	$—	$4	$2
Net unrealized gains (losses) recorded in other comprehensive income, before-tax	$13	$(51)	$16	$(67)
Net unrealized gains (losses) recorded in other comprehensive income, after-tax	$8	$(31)	$10	$(42)

Maturities of available-for-sale debt securities and held-to-maturity debt securities at the end of the period are provided in the table below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At June 30, 2014
Available-for-Sale—Amortized Cost(1)
U.S. Treasury securities	$367	$952	$—	$—	$1,319
U.S. government agency securities	102	922	—	—	1,024
Residential mortgage-backed securities - Agency	—	—	548	1,061	1,609
Total available-for-sale investment securities	$469	$1,874	$548	$1,061	$3,952
Held-to-Maturity—Amortized Cost(2)
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	10	10
Residential mortgage-backed securities - Agency	—	—	—	59	59
Total held-to-maturity investment securities	$1	$—	$—	$69	$70
Available-for-Sale—Fair Values(1)
U.S. Treasury securities	$371	$969	$—	$—	$1,340
U.S. government agency securities	102	941	—	—	1,043
Residential mortgage-backed securities - Agency	—	—	550	1,067	1,617
Total available-for-sale investment securities	$473	$1,910	$550	$1,067	$4,000
Held-to-Maturity—Fair Values(2)
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	10	10
Residential mortgage-backed securities - Agency	—	—	—	60	60
Total held-to-maturity investment securities	$1	$—	$—	$70	$71

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.
Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting, and are recorded within other assets, and the related commitment for future investments is recorded in accrued expenses and other liabilities within the statement of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statement of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of June 30, 2014 and December 31, 2013, the Company had outstanding investments in these entities of $309 million and $308 million, respectively, and related contingent liabilities of $37 million and $52 million, respectively.

3.	Loan Receivables
The Company has three portfolio segments: credit card loans, other loans and purchased credit-impaired ("PCI") student loans.
The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	June 30, 2014	December 31, 2013
Mortgage loans held for sale(1)	$129	$148
Loan portfolio:
Credit card loans:
Discover card(2)	52,542	52,952
Discover business card	200	198
Total credit card loans	52,742	53,150
Other loans:
Personal loans	4,579	4,191
Private student loans	4,336	3,969
Other	174	135
Total other loans	9,089	8,295
Purchased credit-impaired loans(3)	3,915	4,178
Total loan portfolio	65,746	65,623
Total loan receivables	65,875	65,771
Allowance for loan losses	(1,614)	(1,648)
Net loan receivables	$64,261	$64,123

(1)	Substantially all mortgage loans held for sale are pledged as collateral against the warehouse line of credit used to fund consumer residential loans.

(2)
Amounts include $20.0 billion and $20.2 billion underlying investors’ interest in trust debt at June 30, 2014 and December 31, 2013, respectively, and $9.7 billion and $10.9 billion in seller's interest at June 30, 2014 and December 31, 2013, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for further information.

(3)
Amounts include $2.1 billion and $2.2 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at June 30, 2014 and December 31, 2013. See Note 4: Credit Card and Student Loan Securitization Activities. Of the remaining $1.8 billion and $2.0 billion at June 30, 2014 and December 31, 2013, respectively, that were not pledged as collateral, approximately $22 million for each period represents loans eligible for reimbursement through an indemnification claim. Discover Bank must purchase such loans from the trust before a claim may be filed.

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

Information related to the delinquent and non-accruing loans in the Company’s loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At June 30, 2014
Credit card loans:
Discover card(2)	$439	$418	$857	$379	$165
Discover business card	1	2	3	1	1
Total credit card loans	440	420	860	380	166
Other loans:
Personal loans(3)	22	8	30	8	5
Private student loans (excluding PCI)(4)	51	21	72	21	—
Other	—	2	2	—	27
Total other loans (excluding PCI)	73	31	104	29	32
Total loan receivables (excluding PCI)	$513	$451	$964	$409	$198

At December 31, 2013
Credit card loans:
Discover card(2)	$464	$445	$909	$406	$154
Discover business card	1	2	3	2	1
Total credit card loans	465	447	912	408	155
Other loans:
Personal loans(3)	21	8	29	8	5
Private student loans (excluding PCI)(4)	48	18	66	18	—
Other	1	2	3	—	40
Total other loans (excluding PCI)	70	28	98	26	45
Total loan receivables (excluding PCI)	$535	$475	$1,010	$434	$200

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $6 million and $7 million for the three months ended June 30, 2014 and 2013, respectively, and was $13 million and $15 million for the six months ended June 30, 2014 and 2013, respectively. The Company does not separately systematically compute the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' quarterly average balances and rates prior to non-accrual status.

(2)
Consumer credit card loans that are 90 or more days delinquent and accruing interest include $37 million and $41 million of loans accounted for as troubled debt restructurings at June 30, 2014 and December 31, 2013, respectively.

(3)
Personal loans that are 90 or more days delinquent and accruing interest include $1 million and $2 million of loans accounted for as troubled debt restructurings at June 30, 2014 and December 31, 2013, respectively.

(4)	Private student loans that are 90 or more days delinquent and accruing interest include $3 million of loans accounted for as troubled debt restructurings at June 30, 2014 and December 31, 2013.

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
Information related to the net charge-offs in the Company's loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended June 30,
	2014		2013
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans:
Discover card	$299	2.33%	$284	2.34%
Discover business card	1	1.68%	2	2.14%
Total credit card loans	300	2.33%	286	2.34%
Other loans:
Personal loans	22	1.95%	19	2.24%
Private student loans (excluding PCI)	14	1.30%	13	1.58%
Other	1	0.90%	—	—%
Total other loans (excluding PCI)	37	1.59%	32	1.83%
Net charge-offs as a percentage of total loans (excluding PCI)	$337	2.22%	$318	2.27%
Net charge-offs as a percentage of total loans (including PCI)	$337	2.08%	$318	2.10%

	For the Six Months Ended June 30,
	2014		2013
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans:
Discover card	$592	2.33%	$570	2.35%
Discover business card	2	1.72%	3	2.40%
Total credit card loans	594	2.32%	573	2.35%
Other loans:
Personal loans	43	2.01%	38	2.27%
Private student loans (excluding PCI)	28	1.31%	20	1.21%
Other	1	1.07%	—	—%
Total other loans (excluding PCI)	72	1.63%	58	1.67%
Net charge-offs as a percentage of total loans (excluding PCI)	$666	2.22%	$631	2.26%
Net charge-offs as a percentage of total loans (including PCI)	$666	2.08%	$631	2.09%

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

The following table provides the most recent FICO scores available for the Company’s customers as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
At June 30, 2014
Discover card	83%	17%
Discover business card	93%	7%
Personal loans	97%	3%
Private student loans (excluding PCI)(1)	96%	4%

At December 31, 2013
Discover card	83%	17%
Discover business card	92%	8%
Personal loans	97%	3%
Private student loans (excluding PCI)(1)	95%	5%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties, but still willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At June 30, 2014 and December 31, 2013, there were $52 million and $110 million of private student loans, including PCI, in forbearance, respectively. In addition, at June 30, 2014 and December 31, 2013, there were 0.9% and 1.9% of private student loans in forbearance as a percentage of student loans in repayment and forbearance, respectively. At June 30, 2014, the dollar amount of loans in forbearance and loans in forbearance as a percentage of private student loans in repayment and forbearance were lower when compared to December 31, 2013 due the implementation of temporary reduced payment programs, which normally consist of a reduction of the minimum payment for a period of no longer than 12 months at a time. Loans in these programs are not considered to be in forbearance.
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

The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Three Months Ended June 30, 2014
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,342	$109	$122	$18	$1,591
Additions:
Provision for loan losses	317	22	20	1	360
Deductions:
Charge-offs	(415)	(24)	(15)	(1)	(455)
Recoveries	115	2	1	—	118
Net charge-offs	(300)	(22)	(14)	(1)	(337)
Balance at end of period	$1,359	$109	$128	$18	$1,614

	For the Three Months Ended June 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,453	$97	$83	$1	$1,634
Additions:
Provision for loan losses	193	20	12	15	240
Deductions:
Charge-offs	(417)	(22)	(14)	—	(453)
Recoveries	131	3	1	—	135
Net charge-offs	(286)	(19)	(13)	—	(318)
Balance at end of period	$1,360	$98	$82	$16	$1,556

	For the Six Months Ended June 30, 2014
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions:
Provision for loan losses	547	40	43	2	632
Deductions:
Charge-offs	(823)	(48)	(30)	(1)	(902)
Recoveries	229	5	2	—	236
Net charge-offs	(594)	(43)	(28)	(1)	(666)
Balance at end of period	$1,359	$109	$128	$18	$1,614

	For the Six Months Ended June 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	320	37	27	15	399
Deductions:
Charge-offs	(839)	(42)	(21)	—	(902)
Recoveries	266	4	1	—	271
Net charge-offs	(573)	(38)	(20)	—	(631)
Balance at end of period	$1,360	$98	$82	$16	$1,556

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$70	$70	$142	$147
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$17	$14	$34	$30

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio (which excludes loans held for sale) by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans	Other Loans	Total
At June 30, 2014
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,195	$104	$89	$1	$1,389
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	164	5	11	17	197
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Total allowance for loan losses	$1,359	$109	$128	$18	$1,614
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$51,683	$4,533	$4,303	$108	$60,627
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,059	46	33	66	1,204
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	3,915	—	3,915
Total recorded investment	$52,742	$4,579	$8,251	$174	$65,746

At December 31, 2013
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,218	$109	$76	$1	$1,404
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	188	3	9	16	216
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Total allowance for loan losses	$1,406	$112	$113	$17	$1,648
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$52,027	$4,160	$3,941	$56	$60,184
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,123	31	28	79	1,261
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	4,178	—	4,178
Total recorded investment	$53,150	$4,191	$8,147	$135	$65,623

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

(2)
The unpaid principal balance of credit card loans was $895 million and $900 million at June 30, 2014 and December 31, 2013, respectively. The unpaid principal balance of personal loans was $45 million and $31 million at June 30, 2014 and December 31, 2013, respectively. The unpaid principal balance of student loans was $31 million and $26 million at June 30, 2014 and December 31, 2013, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

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
To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer forbearance periods of up to 12 months over the life of the loan. The Company does not anticipate significant shortfalls in the contractual amount due for borrowers using a first forbearance period as the historical performance of these borrowers is not significantly different from the overall portfolio. However, when a delinquent borrower is granted a second forbearance period, the forbearance is considered a troubled debt restructuring. In addition, the Company offers temporary reduced payment programs, which normally consist of a reduction of the minimum payment for a period of no longer than 12 months at a time. Student loans included in temporary reduced payment programs are not accounted for as troubled debt restructurings as long as the term of the program does not exceed 12 months.
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

Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended June 30, 2014
Credit card loans
Modified credit card loans(3)	$249	$12	$1
Internal programs	$452	$3	$16
External programs	$373	$7	$3
Personal loans	$46	$1	$1
Student loans(4)	$31	$—	N/A

For the Three Months Ended June 30, 2013
Credit card loans
Modified credit card loans(3)	$270	$12	$1
Internal programs	$470	$2	$16
External programs	$476	$9	$2
Personal loans	$24	$—	N/A
Student loans(4)	$20	$1	N/A

For the Six Months Ended June 30, 2014
Credit card loans
Modified credit card loans(3)	$253	$23	$2
Internal programs	$453	$6	$31
External programs	$384	$14	$6
Personal loans	$45	$2	$1
Student loans(4)	$30	$1	N/A

For the Six Months Ended June 30, 2013
Credit card loans
Modified credit card loans(3)	$275	$25	$2
Internal programs	$480	$5	$33
External programs	$492	$19	$5
Personal loans	$23	$1	N/A
Student loans(4)	$19	$1	N/A

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
In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three and six months ended June 30, 2014 and 2013, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended June 30, 2014 and 2013, the Company forgave approximately $9 million, of interest and fees as a result of accounts entering into a credit card loan modification program. During the six months ended June 30, 2014 and 2013, the Company forgave approximately $19 million and $20 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.

The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended June 30,
	2014		2013
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	10,648	$71	9,076	$57
External programs	7,824	$42	8,456	$45
Personal loans	820	$10	510	$6
Student loans	345	$5	126	$3

	For the Six Months Ended June 30,
	2014		2013
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	23,084	$152	19,478	$123
External programs	16,255	$86	17,987	$97
Personal loans	1,532	$18	953	$12
Student loans	652	$9	298	$7

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended June 30,
	2014		2013
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card:
Internal programs(1)(2)	2,463	$15	2,512	$16
External programs(1)(2)	1,685	$7	1,970	$8
Personal loans(2)	97	$1	61	$1
Student loans(3)	223	$3	56	$2

	For the Six Months Ended June 30,
	2014		2013
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card:
Internal programs(1)(2)	4,794	$29	5,392	$34
External programs(1)(2)	3,566	$15	4,221	$18
Personal loans(2)	203	$2	85	$1
Student loans(3)	534	$8	191	$5

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
Of the account balances that defaulted as shown above for the three months ended June 30, 2014 and 2013, approximately 39% and 47%, respectively, of the total balances charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the six months ended June 30, 2014 and 2013, approximately 36% and 46%, respectively, of the total balances charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction as well as the additional private student loan portfolio acquired from Citibank, comprise the Company’s only PCI loans at June 30, 2014 and December 31, 2013. Total PCI student loans had an outstanding balance of $4.2 billion and $4.6 billion, including accrued interest, and a related carrying amount of $3.9 billion and $4.2 billion as of June 30, 2014 and December 31, 2013, respectively.

The following table provides changes in accretable yield for the acquired loans during the period (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$1,512	$2,021	$1,580	$2,072
Accretion into interest income	(66)	(69)	(134)	(139)
Other changes in expected cash flows	4	—	4	19
Balance at end of period	$1,450	$1,952	$1,450	$1,952

Periodically, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. The Company recorded no provision expense during the three and six months ended June 30, 2014 and 2013. The allowance for PCI loan losses at June 30, 2014 and December 31, 2013 was $28 million. For the three and six months ended June 30, 2014, changes in other cash flow assumptions resulted in an increase in accretable yield primarily related to change in borrower prepayments. There were no changes to accretable yield attributable to changes in other cash flow expectations during the three months ended June 30, 2013. For the six months ended June 30, 2013, changes to other cash flow assumptions resulted in an increase in accretable yield related to expected life of the loans. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At June 30, 2014, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.11% and 0.72%, respectively. At December 31, 2013, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.33% and 0.80%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.50% and 1.45% for the three months ended June 30, 2014 and 2013, respectively, and 0.62% and 1.44% for the six months ended June 30, 2014 and 2013, respectively. The decrease in net charge-off rate on PCI student loans is primarily due to seasoning of the portfolio and introduction of the temporary interest-only programs, which reduce the borrower's minimum payment for a period of no longer than 12 months at a time.
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

The following table provides a summary of the initial unpaid principal balance of mortgage loans sold during the period, by type of loan (dollars in millions):

	For the Three Months Ended June 30,
	2014		2013
	Amount	%	Amount	%
Conforming(1)	$572	90.51%	$838	63.63%
FHA(2)	49	7.75	479	36.37
Jumbo(3)	11	1.74	—	—
Total	$632	100.00%	$1,317	100.00%

	For the Six Months Ended June 30,
	2014		2013
	Amount	%	Amount	%
Conforming(1)	$1,019	90.26%	$1,503	59.76%
FHA(2)	97	8.59	1,012	40.24
Jumbo(3)	13	1.15	—	—
Total	$1,129	100.00%	$2,515	100.00%

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The initial loan amount must be within certain limits.

(3)	Jumbo loans are loans with an initial amount larger than the limits set by a Government Sponsored Enterprise.
The following table represents the loans held for sale by type of loan (dollars in millions):

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
Conforming(1)	$109	84.50%	$136	91.89%
FHA(2)	14	10.85	11	7.43
Jumbo(3)	5	3.88	1	0.68
VA(4)	1	0.77	—	—
Total	$129	100.00%	$148	100.00%

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The initial loan amount must be within certain limits.

(3)	Jumbo loans are loans with an initial loan amount larger than the limits set by a Government Sponsored Enterprise.

(4)	VA loans are loans that are insured by and conform to the Department of Veteran Affairs guidelines.

4.	Credit Card and Student Loan Securitization Activities
Credit Card Securitization Activities
The Company accesses the term asset securitization market through the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”), which are trusts into which credit card loan receivables are transferred (or, in the case of DCENT, into which beneficial interests in DCMT are transferred) and from which DCENT issues notes to investors.
The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes, the majority of which are held by wholly-owned subsidiaries of Discover Bank. The DCMT structure consisted of Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties. Credit enhancement was provided by the subordinated Class B certificates, cash collateral accounts, and more subordinated Series 2009-CE certificates held by a wholly-owned subsidiary of Discover Bank. The credit-related risk of loss associated with trust assets as of the balance sheet date to which the Company is exposed through the retention of these subordinated interests is fully captured in the allowance for loan losses recorded by the Company.

The Company’s credit card securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company. The Company’s retained interests in the assets of the trusts, principally consisting of investments in DCENT notes and previously DCMT certificates held by subsidiaries of Discover Bank, constitute intercompany positions which are eliminated in the preparation of the Company’s condensed consolidated statement of financial condition.
Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts’ creditors. Further, the transferred credit card loan receivables are owned by the trust and are not available to third-party creditors of the Company. The trusts have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Investment of trust cash balances is limited to investments that are permitted under the governing documents of the trusts and which have maturities no later than the related date on which funds must be made available for distribution to trust investors. With the exception of the seller’s interest in trust receivables, the Company’s interests in trust assets are generally subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt.
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	June 30, 2014	December 31, 2013
Cash collateral accounts	$—	$59
Collections and interest funding accounts	213	31
Restricted cash	213	90
Investors’ interests held by third-party investors	14,550	15,190
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,439	5,024
Seller’s interest	9,726	10,898
Loan receivables(1)	29,715	31,112
Allowance for loan losses allocated to securitized loan receivables(1)	(776)	(833)
Net loan receivables	28,939	30,279
Other	37	34
Carrying value of assets of consolidated variable interest entities	$29,189	$30,403

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
The Company is required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest requirement. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those certificated interests held by the Company). If the level of receivables in the trust was to fall below the required minimum, the Company would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller's interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. The Company retains significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT and previously DCMT. In addition, the Company has the right to remove a random selection of accounts, which would serve to decrease the amount of credit card loan receivables restricted for securitization investors, subject to certain requirements including that the minimum seller's interest is still met.
Another feature of the Company’s credit card securitization structure that is designed to protect investors’ interests from loss, which is applicable to the notes issued from DCENT, is a reserve account funding requirement in which excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.5%, with increasing funding requirements as excess spread levels decline below preset levels to 0%.
In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of June 30, 2014, no economic or other early amortization events have occurred.
The tables below provide information concerning investors’ interests and related excess spreads at the end of the current period (dollars in millions):

At June 30, 2014	Investors’ Interests(1)	# of Series Outstanding	3-Month Rolling Average Excess Spread(2)
Discover Card Execution Note Trust (DiscoverSeries notes)	$19,989	38	13.43%

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.

(2)
DiscoverSeries notes refer to the higher of Group or DiscoverSeries excess spread in assessing whether an economic early amortization has been triggered. There are no DCMT certificates outstanding (other than the DCENT collateral certificate), therefore, the 3-month rolling average spreads for the Group and DiscoverSeries are the same.

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

The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	June 30, 2014	December 31, 2013
Restricted cash	$88	$89

Student loan receivables	2,106	2,248
Allowance for loan losses allocated to securitized loan receivables(1)	(28)	(28)
Net student loan receivables	2,078	2,220
Carrying value of assets of consolidated variable interest entities	$2,166	$2,309

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
As of June 30, 2014 and December 31, 2013, the Company had approximately $28.7 billion and $28.4 billion, respectively, of direct-to-consumer deposits. As of each of June 30, 2014 and December 31, 2013, the Company had approximately $15.5 billion and $16.4 billion, respectively, of brokered deposits.
A summary of interest-bearing deposit accounts is as follows (dollars in millions):

	June 30, 2014	December 31, 2013
Certificates of deposit in amounts less than $100,000(1)	$20,124	$21,211
Certificates of deposit from amounts of $100,000(1) to less than $250,000(1)	4,676	4,860
Certificates of deposit in amounts of $250,000(1) or greater	1,165	1,180
Savings deposits, including money market deposit accounts	18,280	17,515
Total interest-bearing deposits	$44,245	$44,766
Average annual interest rate	1.31%	1.57%

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
At the end of the current period, certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter were as follows (dollars in millions):

Year	Amount
2014	$6,678
2015	$8,575
2016	$4,210
2017	$2,604
2018	$1,808
Thereafter	$2,090

6.	Long-Term Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in millions):

	June 30, 2014		December 31, 2013
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Securitized Debt
Fixed rate asset-backed securities
Principal value (including discount of $1 at June 30, 2014 and December 31, 2013)	$6,549	1.76%	$5,549	1.86%	Various fixed rates	Various February 2015 - July 2019
Fair value adjustment(1)	4		5
Book value	6,553		5,554
Floating rate asset-backed securities	7,150	0.49%	9,140	0.46%	1-month LIBOR(2) + 18 to 58 basis points	Various July 2014 - January 2019
Floating rate asset-backed securities	850	0.42%	—	—%	3-month LIBOR(2) + 20 basis points	February 2017
Floating rate asset-backed securities	—	—%	500	0.44%	Commercial Paper rate + 30 basis points	March 2014
Total Discover Card Master Trust I and Discover Card Execution Note Trust	14,553		15,194
Floating rate asset-backed securities (including discount of $107 and $129 at June 30, 2014 and December 31, 2013)	914	0.47%	1,005	0.48%	3-month LIBOR(2) + 12 to 45 basis points	Various January 2019 - July 2036 (3)
Floating rate asset-backed securities (including discount of $2 and $3 at June 30, 2014 and December 31, 2013)	387	4.25%	434	4.25%	Prime rate + 100 basis points	June 2031 (3)
Floating rate asset-backed securities (including premium of $1 at June 30, 2014 and December 31, 2013)	94	4.00%	105	4.00%	Prime rate + 75 basis points	July 2042 (3)
Floating rate asset-backed securities (including premium of $2 and $3 at June 30, 2014 and December 31, 2013)	217	3.65%	248	3.66%	1-month LIBOR(2) + 350 basis points	July 2042 (3)
Total SLC Private Student Loan Trusts	1,612		1,792
Total Long-Term Borrowings—owed to securitization investors	16,165		16,986
Discover Financial Services (Parent Company)
Fixed rate senior notes due 2017
Principal value	400	6.45%	400	6.45%	Fixed	June 2017
Fair value adjustment(1)	9		13
Book value	409		413
Fixed rate senior notes due 2019	78	10.25%	78	10.25%	Fixed	July 2019
Fixed rate senior notes due 2022 (including discount of $100 and $103 at June 30, 2014 and December 31, 2013)(4)	222	5.20%	219	5.20%	Fixed	April 2022
Fixed rate senior notes due 2022 (including discount of $159 and $165 at June 30, 2014 and December 31, 2013)(5)	341	3.85%	335	3.85%	Fixed	November 2022
Discover Bank
Senior bank notes due 2018	750	2.00%	750	2.00%	Fixed	February 2018
Senior bank notes due 2023 (including discount of $6 at June 30, 2014 and December 31, 2013)	994	4.20%	994	4.20%	Fixed	August 2023
Senior bank notes due 2026 (including discount of $1 at June 30, 2014)	399	4.25%	—	—%	Fixed	March 2026
Subordinated bank notes due 2019	200	8.70%	200	8.70%	Fixed	November 2019
Subordinated bank notes due 2020 (including discount of $2 at June 30, 2014 and December 31, 2013)	498	7.00%	498	7.00%	Fixed	April 2020
Capital lease obligations	1	4.51%	1	4.51%	Fixed	April 2016
Total long-term borrowings	$20,057		$20,474

(1)	The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in LIBOR. See Note 14: Derivatives and Hedging Activities.

(2)	London Interbank Offered Rate (“LIBOR”).

(3)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(4)
Discount primarily relates to $115 million cash premium paid at issuance as part of 2012 private exchange offer to replace higher rate borrowings with borrowings bearing lower interest rates. During the three months ended June 30, 2014 and 2013, respectively, $2 million and $1 million of the premium paid was amortized and included in interest expense in the condensed consolidated statements of income. During the six months ended June 30, 2014 and 2013, respectively, $4 million and $3 million of the premium paid was amortized and included in interest expense in the condensed consolidated statements of income.

(5)
Discount primarily relates to $176 million cash premium paid at issuance as part of 2012 private exchange offer to replace higher rate borrowings with borrowings bearing lower interest rates. During the three months ended June 30, 2014 and 2013, respectively, $3 million of the premium paid was amortized and included in interest expense in the condensed consolidated statements of income. During the six months ended June 30, 2014 and 2013. respectively, $6 million of the premium paid was amortized and included in interest expense in the condensed consolidated statements of income.

Maturities
Long-term borrowings had the following maturities at the end of the current period (dollars in millions):

Year	Amount
Due in 2014	$1,000
Due in 2015	3,304
Due in 2016	3,050
Due in 2017	3,908
Due in 2018	2,650
Thereafter	6,145
Total	$20,057

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of June 30, 2014 , the total commitment of secured credit facilities through private providers was $7.5 billion, none of which had been used at June 30, 2014. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in 2015 and 2016. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

7.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in millions):

	Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax	Gain (Loss) on Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax(1)	Pension and Post Retirement Plan Gain (Loss), Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2013	$60	$2	$—	$(146)	$(84)
Net change	(31)	8	—	—	(23)
Balance at June 30, 2013	$29	$10	$—	$(146)	$(107)

Balance at March 31, 2014	$21	$9	$1	$(101)	$(70)
Net change	8	(10)	—	—	(2)
Balance at June 30, 2014	$29	$(1)	$1	$(101)	$(72)

Balance at December 31, 2012	$71	$3	$—	$(146)	$(72)
Net change	(42)	7	—	—	(35)
Balance at June 30, 2013	$29	$10	$—	$(146)	$(107)

Balance at December 31, 2013	$19	$13	$1	$(101)	$(68)
Net change	10	(14)	—	—	(4)
Balance at June 30, 2014	$29	$(1)	$1	$(101)	$(72)

(1)	Includes unrealized losses on hedge of net investment in foreign subsidiary, net of tax benefit and net gains on foreign currency translation adjustments.

The table below presents the other comprehensive income (loss) before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Three Months Ended June 30, 2014
Available-for-Sale Investment Securities:
Net unrealized holding gains arising during the period	$13	$(5)	$8
Net change	$13	$(5)	$8
Cash Flow Hedges:
Net unrealized losses arising during the period	$(25)	$9	$(16)
Amounts reclassified from accumulated other comprehensive income	8	(2)	6
Net change	$(17)	$7	$(10)

For the Three Months Ended June 30, 2013
Available-for-Sale Investment Securities:
Net unrealized holding losses arising during the period	$(51)	$20	$(31)
Net change	$(51)	$20	$(31)
Cash Flow Hedges:
Net unrealized gains arising during the period	$16	$(6)	$10
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)
Net change	$14	$(6)	$8

For the Six Months Ended June 30, 2014
Available-for-Sale Investment Securities:
Net unrealized holding gains arising during the period	$20	$(8)	$12
Amounts reclassified from accumulated other comprehensive income	(4)	2	(2)
Net change	$16	$(6)	$10
Cash Flow Hedges:
Net unrealized losses arising during the period	$(38)	$14	$(24)
Amounts reclassified from accumulated other comprehensive income	15	(5)	10
Net change	$(23)	$9	$(14)

For the Six Months Ended June 30, 2013
Available-for-Sale Investment Securities:
Net unrealized holding losses arising during the period	$(65)	$25	$(40)
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)
Net change	$(67)	$25	$(42)
Cash Flow Hedges:
Net unrealized gains arising during the period	$16	$(6)	$10
Amounts reclassified from accumulated other comprehensive income	(4)	1	(3)
Net change	$12	$(5)	$7

8.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Income before income tax expense	$1,015	$981	$2,037	$2,061
Income tax expense	$371	$379	$762	$786
Effective income tax rate	36.6%	38.6%	37.4%	38.1%

Income tax expense decreased $8 million for the three months ended June 30, 2014, as compared to the same period in 2013. The effective tax rate decreased from 38.6% for the three months ended June 30, 2013 to 36.6% for the three months ended June 30, 2014. The decrease in effective tax rate is mainly due to a favorable adjustment to unrecognized tax benefit and changes in state apportionment factors.
Income tax expense decreased $24 million for the six months ended June 30, 2014, as compared to the same period in 2013. The effective tax rate decreased from 38.1% for the six months ended June 30, 2013 to 37.4% for the six months ended June 30, 2014 due to a decrease in state income tax rates as a result of the changes in state apportionment factors.
The Company is subject to examination by the Internal Revenue Service (“IRS”), various state and foreign tax jurisdictions. The tax years under examination vary by jurisdiction. The IRS is currently examining 1999 through June 30, 2007 when Discover was a subsidiary of Morgan Stanley. The IRS issued the Notice of Proposed Adjustment for the years 2006 through June 30, 2007, which was accepted by the Company, resulting in the recognition of previously unrecognized tax benefits for those years. Additionally, the IRS is examining post-spin years, which covers 2008 through 2012.
The Company is pursuing an administrative appeal of the IRS’s proposed assessment for the years 1999 through 2005, and 2008 through 2010. It is reasonably possible that a settlement of the IRS appeal for the years 1999 through 2005 and certain state audits may be made within 12 months of the reporting date. At this time, as a result of such settlements, the Company believes it is reasonably possible that a reduction of unrecognized tax benefits in the range of $100 million to $360 million could be recognized.
The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that could result from such examinations.

9.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$644	$602	$1,275	$1,275
Preferred stock dividends	(10)	(10)	(19)	(19)
Net income available to common stockholders	634	592	1,256	1,256
Income allocated to participating securities	(4)	(4)	(8)	(9)
Net income allocated to common stockholders	$630	$588	$1,248	$1,247
Denominator:
Weighted average shares of common stock outstanding	466	489	468	492
Effect of dilutive common stock equivalents	1	1	1	2
Weighted average shares of common stock outstanding and common stock equivalents	467	490	469	494
Basic earnings per common share	$1.35	$1.20	$2.66	$2.53
Diluted earnings per common share	$1.35	$1.20	$2.66	$2.52

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three and six months ended June 30, 2014 and 2013, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2014, the Company and the Bank met all capital adequacy requirements to which they were subject. Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of June 30, 2014, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.
The following table shows the actual capital amounts and ratios of the Company and the Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2014
Total capital (to risk-weighted assets)
Discover Financial Services	$12,558	18.3%	$5,500	≥8.0%	$6,875	≥10.0%
Discover Bank	$10,864	16.0%	$5,436	≥8.0%	$6,795	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,991	16.0%	$2,750	≥4.0%	$4,125	≥6.0%
Discover Bank	$9,308	13.7%	$2,718	≥4.0%	$4,077	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,991	14.0%	$3,139	≥4.0%	$3,924	≥5.0%
Discover Bank	$9,308	12.0%	$3,100	≥4.0%	$3,876	≥5.0%

At December 31, 2013
Total capital (to risk-weighted assets)
Discover Financial Services	$11,975	17.4%	$5,492	≥8.0%	$6,865	≥10.0%
Discover Bank	$10,496	15.5%	$5,428	≥8.0%	$6,785	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,409	15.2%	$2,746	≥4.0%	$4,119	≥6.0%
Discover Bank	$8,941	13.2%	$2,714	≥4.0%	$4,071	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,409	13.4%	$3,116	≥4.0%	$3,895	≥5.0%
Discover Bank	$8,941	11.6%	$3,077	≥4.0%	$3,847	≥5.0%

11.	Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2024. At the end of the current period, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in millions):

	Capitalized Leases	Operating Leases
2014	$—	$8
2015	1	14
2016	—	13
2017	—	11
2018	—	7
Thereafter	—	14
Total minimum lease payments	1	$67
Less: Amount representing interest	—
Present value of net minimum lease payments	$1

Unused Commitments to Extend Credit
At June 30, 2014, the Company had unused commitments to extend credit for loans of approximately $167.0 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
Mortgage Loans Representations and Warranties
The Company sells loans it originates to investors on a servicing released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company is required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At June 30, 2014, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition. The related provision was included in other income on the condensed consolidated statements of income.
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

June 30, 2014
Diners Club:
Merchant guarantee	$164
PULSE:
ATM guarantee	$1

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of June 30, 2014, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million subject to annual adjustment based on actual transaction experience. However, as of June 30, 2014, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.
Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution) or after expiration of the time period for chargebacks in the applicable agreement, the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and six months ended June 30, 2014 or 2013.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Aggregate sales transaction volume(1)	$32,145	$30,212	$60,299	$57,440

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of June 30, 2014 or December 31, 2013. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.
 The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts, and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition (dollars in millions):

	June 30, 2014	December 31, 2013
Settlement withholdings and escrow deposits	$20	$17

12.	Litigation and Regulatory Matters
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
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, consumer regulatory, accounting, tax and other operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief, which could materially impact the Company's financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. For example, Discover Bank entered into a Consent Order with the FDIC as described more fully below. Also, the Federal Reserve recently notified the Company of its intention to enter into a supervisory action with the Company to require enhancements to the Company's enterprise-wide anti-money laundering and related compliance programs. In addition, as previously disclosed, the CFPB issued a Civil Investigative Demand to Discover Bank seeking documents and information regarding certain of Discover Bank’s student loan servicing practices, which could lead to a supervisory action. The Company and Discover Bank are cooperating with the Federal Reserve and the CFPB, respectively, on these matters. Supervisory actions generally can include demands for civil money penalties, changes to certain business practices and customer restitution. Supervisory actions related to anti-money laundering and related laws and regulations will limit for a period of time the Company's ability to enter into certain types of acquisitions and make certain types of investments.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation expense was not material for the three and six months ended June 30, 2014 and 2013.
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
On June 13, 2014, Discover Bank entered into a Consent Order with the FDIC to resolve previously disclosed matters related to the FDIC’s examination of Discover Bank’s anti-money laundering and related compliance programs. In the Consent Order, Discover Bank agreed to, among other things, enhance its anti-money laundering and related compliance programs. The order does not include civil money penalties.

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
During the six months ended June 30, 2014, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's condensed consolidated financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at June 30, 2014
Assets
U.S Treasury securities	$1,340	$—	$—	$1,340
U.S government agency securities	1,043	—	—	1,043
Residential mortgage-backed securities - Agency	—	1,617	—	1,617
Available-for-sale investment securities	$2,383	$1,617	$—	$4,000

Mortgage loans held for sale	$—	$129	$—	$129

Interest rate lock commitments	$—	$—	$8	$8
Forward delivery contracts	—	2	—	2
Other derivative financial instruments	—	50	—	50
Derivative financial instruments	$—	$52	$8	$60

Liabilities
Forward delivery contracts	$—	$6	$—	$6
Other derivative financial instruments	—	10	—	10
Derivative financial instruments	$—	$16	$—	$16

Balance at December 31, 2013
Assets
U.S Treasury securities	$2,057	$—	$—	$2,057
U.S government agency securities	1,561	—	—	1,561
Credit card asset-backed securities of other issuers	—	6	—	6
Residential mortgage-backed securities - Agency	—	1,307	—	1,307
Available-for-sale investment securities	$3,618	$1,313	$—	$4,931

Mortgage loans held for sale	$—	$148	$—	$148

Interest rate lock commitments	$—	$—	$4	$4
Forward delivery contracts	—	5	—	5
Other derivative financial instruments	—	70	—	70
Derivative financial instruments	$—	$75	$4	$79

Liabilities
Forward delivery contracts	$—	$1	$—	$1
Other derivative financial instruments	—	6	—	6
Derivative financial instruments	$—	$7	$—	$7

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three or six months ended June 30, 2014 and 2013.

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
At June 30, 2014, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $1.6 billion, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of 4 years.
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

•
Forward delivery contracts. Under the Company's risk management policy, the Company economically hedges the changes in fair value of IRLCs and mortgage loans held for sale caused by changes in interest rates by using TBA MBS and entering into best-efforts forward delivery contracts. These hedging instruments are recorded at fair value with changes in fair value recorded in other income. TBA MBS used to hedge both IRLCs and loans held for sale are valued based primarily on observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, these derivatives are classified as Level 2. Best-efforts forward delivery contracts are valued based on investor pricing tables, which are observable inputs, stratified by product, note rate, and term, adjusted for current market conditions. An anticipated loan funding probability is applied to value best-efforts contracts hedging IRLCs, which results in the classification of these contracts as Level 3. The current base loan price and, for best-efforts contracts hedging IRLCs, the anticipated loan funding probability, are the most significant assumptions affecting the value of the best-efforts contracts. The best-efforts forward delivery contracts hedging loans held for sale are classified as Level 2, so such contracts are transferred from Level 3 to Level 2 at the time the underlying loan is originated. For the purposes of the tables below, TBA MBS and best-efforts forward delivery contracts are referred to as forward delivery contracts.
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
Assets and Liabilities under the Fair Value Option
The Company has elected to account for mortgage loans held for sale at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting. At June 30, 2014 and December 31, 2013, the aggregate unpaid principal balance of loans held for sale for which the fair value option had been elected was $125 million and $146 million, respectively. At June 30, 2014 and December 31, 2013, the same loans had a fair value of $129 million and $148 million, respectively. For the three and six months ended June 30, 2014, $2 million of gains and $3 million of losses, respectively, from fair value adjustments on mortgage loans held for sale were recorded in other revenue on the condensed consolidated statements of income. For the three and six months ended June 30, 2013, $17 million and $23 million, respectively, of losses from fair value adjustments on mortgage loans held for sale were recorded in other revenue on the condensed consolidated statements of income.

Level 3 Financial Instruments Only
Changes in Level 3 Assets and Liabilities Measure at Fair Value on a Recurring Basis
The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in millions):

For the Three Months Ended June 30, 2014
	Balance at March 31, 2014	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at June 30, 2014
Interest rate lock commitments	$5	—	—	25	—	—	2	(24)	$8

For the Three Months Ended June 30, 2013
	Balance at March 31, 2013	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at June 30, 2013
Interest rate lock commitments	$14	—	—	33	—	—	2	(41)	$8
Forward delivery contracts	$—	—	(1)	2	—	—	—	—	$1
Mortgage loans held for sale	$1	1	—	—	1	(2)	(1)	—	$—

For the Six Months Ended June 30, 2014
	Balance at December 31, 2013	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at June 30, 2014
Interest rate lock commitments	$4	—	—	43	—	—	2	(41)	$8
Forward delivery contracts	$—	—	(1)	1	—	—	—	—	$—
Mortgage loans held for sale	$—	1	—	—	—	(1)	—	—	$—

For the Six Months Ended June 30, 2013
	Balance at December 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at June 30, 2013
Interest rate lock commitments	$12	—	—	81	—	—	5	(90)	$8
Forward delivery contracts	$—	—	(1)	2	—	—	—	—	$1
Mortgage loans held for sale	$—	2	—	—	1	(2)	(1)	—	$—

Unobservable Inputs and Sensitivities
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial assets and liabilities measured at fair value on a recurring and non-recurring basis at the end of the current period (dollars in millions):

	Fair Value	Valuation Technique	Significant Unobservable Input	Ranges of Inputs		Weighted Average(1)
At June 30, 2014				Low	High
Interest rate lock commitments	$8	Quantitative risk models	Loan funding probability	8%	100%	55%

(1)	Weighted averages are calculated using notional amounts for derivative instruments.
The anticipated loan funding probability represents the Company's expectation regarding the percentage of IRLCs that will ultimately be funded. Generally, an increase in the anticipated loan funding probability would result in an increase in the magnitude of fair value measurements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three and six months ended June 30, 2014 and 2013, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at June 30, 2014
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	10	—	10	10
Residential mortgage-backed securities - Agency	—	60	—	60	59
Held-to-maturity investment securities	$1	$70	$—	$71	$70

Cash and cash equivalents	$6,879	$—	$—	$6,879	$6,879
Restricted cash	$305	$—	$—	$305	$305
Net loan receivables(1)	$—	$—	$64,995	$64,995	$64,132
Accrued interest receivables	$—	$567	$—	$567	$567

Liabilities
Deposits	$—	$44,639	$—	$44,639	$44,445
Short-term borrowings	$—	$120	$—	$120	$120
Long-term borrowings - owed to securitization investors	$—	$14,699	$1,765	$16,464	$16,165
Other long-term borrowings	$—	$4,507	$1	$4,508	$3,892
Accrued interest payables	$—	$117	$—	$117	$117

Balance at December 31, 2013
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	14	—	14	15
Residential mortgage-backed securities - Agency	—	43	—	43	44
Held-to-maturity investment securities	$1	$57	$—	$58	$60

Cash and cash equivalents	$6,554	$—	$—	$6,554	$6,554
Restricted cash	$182	$—	$—	$182	$182
Net loan receivables(1)	$—	$—	$64,968	$64,968	$63,975
Accrued interest receivables	$—	$556	$—	$556	$556

Liabilities
Deposits	$—	$45,231	$—	$45,231	$44,959
Short-term borrowings	$—	$140	$—	$140	$140
Long-term borrowings - owed to securitization investors	$—	$15,312	$1,971	$17,283	$16,986
Other long-term borrowings	$—	$3,934	$1	$3,935	$3,488
Accrued interest payables	$—	$117	$—	$117	$117

(1)	Net loan receivables exclude mortgage loans held for sale that are measured at fair value on a recurring basis.
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
Accrued Interest Receivables
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
Long-Term Borrowings - Owed to Securitization Investors
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
Accrued Interest Payables
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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest receipts on credit card loan receivables, and from interest payments on credit card securitized debt and deposits. The Company's cash flow hedges related to credit card loan receivables were for an initial maximum period of three years, with none outstanding as of June 30, 2014. The Company's outstanding cash flow hedges are for an initial maximum period of five years for securitized debt and seven years for deposits. The derivatives are designated as hedges of the risk of changes in cash flows on the Company's LIBOR or Federal Funds rate-based interest payments, and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at June 30, 2014 will be reclassified to interest expense as interest payments are made on certain of the Company's floating rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $29 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.

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
Fair Value Hedges
The Company is exposed to changes in fair value of certain of its fixed rate debt obligations due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value of certain fixed rate senior notes, securitized debt and interest-bearing brokered deposits attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits relating to the risk being hedged were recorded in interest expense. The changes provided substantial offset to one another, with any difference, or ineffectiveness recorded in interest expense. Any basis differences between the fair value and the carrying amount of the hedged item at the inception of the hedging relationship are amortized to interest expense.
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

The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the statement of financial condition each is reported (dollars in millions):

	June 30, 2014				December 31, 2013
			Statement of Financial Position Location			Statement of Financial Position Location
	Notional Amount	Number of Transactions	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)	Notional Amount	Other Assets (At Fair Value)	Accrued Expenses and Other Liabilities (At Fair Value)
Derivatives designated as hedges:
Interest rate swaps—cash flow hedge	$2,950	6	$3	$8	$2,650	$18	$—
Interest rate swaps—fair value hedge	$6,069	198	47	2	$7,138	52	6
Foreign exchange forward contract - net investment hedge(1)	$31	1	—	—	$35	—	—
Derivatives not designated as hedges:
Foreign exchange forward contracts(2)	$50	8	—	—	$44	—	—
Interest rate swap(3)	$416	1	—	—	$796	—	—
Forward delivery contracts	$1,093	399	2	6	$693	5	1
Interest rate lock commitments(3)	$443	1,886	8	—	$235	4	—
Total gross derivative assets / liabilities(4)			60	16		79	7
Less: Collateral receivable / payable(5)			(40)	(11)		(61)	(7)
Total net derivative assets / liabilities			$20	$5		$18	$—

(1)	The foreign exchange forward contract has a notional amount of EUR 23 million and EUR 26 million as of June 30, 2014 and December 31, 2013, respectively.

(2)
The foreign exchange forward contracts have notional amounts of EUR 22 million, GBP 6 million, SGD 1 million and CHF 8 million as of June 30, 2014, and EUR 20 million, GBP 6 million, SGD 1 million and CHF 5 million as of December 31, 2013.

(3)	Interest rate swaps not designated as hedges and interest rate lock commitments do not have associated master netting arrangements.

(4)
In addition to the derivatives disclosed in the table, the Company had one outstanding forward contract to purchase when-issued mortgage-backed securities as part of the community reinvestment initiatives. This forward contract had a notional amount of $23 million and $40 million and immaterial fair values as of June 30, 2014 and December 31, 2013, respectively.

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

The following table summarizes the impact of the derivative instruments on income, and indicates where within the consolidated statements of income such impact is reported for the period (dollars in millions):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2014	2013	2014	2013
Derivatives designated as hedges:
Interest rate swaps—cash flow hedges:
Total (losses) gains recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$(17)	$14	$(23)	$12
Total (losses) gains recognized in other comprehensive income		$(17)	$14	$(23)	$12

Amount reclassified from other comprehensive income into income	Interest Income	$—	$2	$—	$4
Amount reclassified from other comprehensive income into income	Interest Expense	(8)	(1)	(15)	(1)
Interest rate swaps—fair value hedges:
Interest expense—ineffectiveness		3	(42)	1	(50)
Interest expense—other		10	10	20	20
Gain (loss) on interest rate swaps	Interest Expense	13	(32)	21	(30)
Interest expense—ineffectiveness		(1)	43	2	52
Interest expense—other		(2)	(2)	1	(3)
(Loss) gain on hedged item	Interest Expense	(3)	41	3	49
Total gains recognized in income		$2	$10	$9	$22
Derivatives not designated as hedges:
(Loss) gain on forward contracts	Other Income	$—	$(1)	$—	$1
Loss on interest rate swaps	Other Income	—	—	(1)	—
(Loss) gain on forward delivery contracts	Other Income	(4)	16	(7)	15
Gain on interest rate lock commitments	Other Income	25	33	43	81
Total gains on derivatives not designated as hedges recognized in income		$21	$48	$35	$97

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
As of June 30, 2014, DFS had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At June 30, 2014, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $99 million as of June 30, 2014.
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

•
Direct Banking: The Direct Banking segment includes Discover-branded credit cards issued to individuals and small businesses and other consumer products and services, including private student loans, personal loans, home loans, home equity loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, the Company's credit card products generate substantially all revenues related to discount and interchange, loan fee income and protection products.

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

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	The Company aggregates operating segments when determining reporting segments.

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.

•	Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data for the period (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended June 30, 2014
Interest income
Credit card	$1,560	$—	$1,560
Private student loans	75	—	75
PCI student loans	66	—	66
Personal loans	138	—	138
Other	24	—	24
Total interest income	1,863	—	1,863
Interest expense	274	—	274
Net interest income	1,589	—	1,589
Provision for loan losses	360	—	360
Other income	503	80	583
Other expense	748	49	797
Income before income tax expense	$984	$31	$1,015

For the Three Months Ended June 30, 2013
Interest income
Credit card	$1,463	$—	$1,463
Private student loans	61	—	61
PCI student loans	68	—	68
Personal loans	109	—	109
Other	26	—	26
Total interest income	1,727	—	1,727
Interest expense	297	—	297
Net interest income	1,430	—	1,430
Provision for loan losses	225	15	240
Other income	531	80	611
Other expense	734	86	820
Income before income tax expense	$1,002	$(21)	$981

The following table presents segment data for the period (dollars in millions):

	Direct Banking	Payment Services	Total
For the Six Months Ended June 30, 2014
Interest income
Credit card	$3,097	$—	$3,097
Private student loans	148	—	148
PCI student loans	134	—	134
Personal loans	270	—	270
Other	47	—	47
Total interest income	3,696	—	3,696
Interest expense	544	—	544
Net interest income	3,152	—	3,152
Provision for loan losses	630	2	632
Other income	939	159	1,098
Other expense	1,483	98	1,581
Income before income tax expense	$1,978	$59	$2,037

For the Six Months Ended June 30, 2013
Interest income
Credit card	$2,914	$—	$2,914
Private student loans	119	—	119
PCI student loans	138	—	138
Personal loans	212	—	212
Other	52	—	52
Total interest income	3,435	—	3,435
Interest expense	595	—	595
Net interest income	2,840	—	2,840
Provision for loan losses	384	15	399
Other income	1,026	167	1,193
Other expense	1,447	126	1,573
Income before income tax expense	$2,035	$26	$2,061

16.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to June 30, 2014 and determined there were no subsequent events that would require recognition or disclosure in the consolidated financial statements.

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
Quarter Highlights

•	Net income for the second quarter of 2014 was $644 million, compared to $602 million for the second quarter of 2013.

•	Total loans grew $4.2 billion, or 7%, from the second quarter of 2013 to $65.9 billion.

•	Credit card loans grew $3.0 billion to $52.7 billion at the end of the second quarter of 2014, up 6% from the second quarter of 2013. Discover card sales volume increased 6% from the prior year.

•	Net charge-off rate for credit card loans decreased 1 basis point from the prior year to 2.33% and the delinquency rate for loans over 30 days past due increased 5 basis points to 1.63%.

•	We repurchased approximately 3.1 million shares of common stock, or 1% of our outstanding common stock, for $177 million.
Outlook
The growth of our existing direct banking products remains a priority as we continue to enhance our offerings to customers. New card account acquisitions through investments in marketing and wallet share gains with existing customers have continued to contribute to our receivables growth. We are also targeting solid growth in our private student and personal loan portfolios.
Our credit outlook remains relatively stable and net interest margin is expected to remain at or near current levels during the remainder of 2014. Funding costs are expected to remain at low levels during 2014 as we benefit from the interest rate environment. We expect to continue to take advantage of the interest rate environment by seeking out longer-term funding opportunities.
Volume in our payments business increased from the same quarter last year. However, we face substantial and intense competition in the payments industry, which impacts our revenue margins, transaction volume and business strategies. We have learned we will likely lose significant volume from a large PULSE debit issuer beginning in 2015. Additionally, as previously disclosed related to our network partner business, a contract with a significant third-party issuer will not be renewed this year. The loss of these volumes will have a significant impact on payment services volume and profits, but we do not anticipate the impact to be material to our overall profitability. While we expect that the payment services environment will remain challenging, we continue to leverage our network to support our card issuing business.
Regulatory Environment and Developments
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. The Reform Act regulates large systemically significant financial firms, including Discover, through a variety of measures, including increased capital and liquidity requirements, limits on leverage, and enhanced supervisory authority. The Reform Act established the Consumer Financial Protection Bureau (the “CFPB”) and requirements for debit card transactions, which impact our core businesses. Additional legislative or regulatory action that may impact our business may result from the multiple studies mandated under the Reform Act.
The evolving regulatory environment causes uncertainty with respect to the manner in which we conduct our businesses and requirements that may be imposed by our regulators. Regulators have implemented and continue to propose new regulations and supervisory guidance and have been increasing their examination and enforcement action activities. In June 2014, Discover Bank entered into a Consent Order with the FDIC to resolve previously disclosed matters related to the FDIC’s examination of Discover Bank’s anti-money laundering and related compliance programs. The Federal Reserve recently notified us of its intention to enter into a supervisory action with Discover Financial Services to require enhancements to our enterprise-wide anti-money laundering and related compliance programs. In addition, as previously disclosed, the CFPB is investigating certain student loan servicing practices of Discover Bank. See Note 12: Litigation and

Regulatory Matters to our consolidated financial statements for more information on these matters. We expect regulators will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings. We are unable to predict the nature, extent or impact of any additional changes to statutes or regulations, including the interpretation, implementation or enforcement thereof that may occur in the future.
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including regulatory changes, guidance and interpretations of the regulatory agencies, supervisory priorities and actions, the actions of our competitors and other marketplace participants, and the behavior of consumers. The evolving regulatory environment could require us to limit or change our business practices, limit our product offerings, require continued investment of management time and resources in compliance efforts, limit fees we can charge for services, require us to meet more stringent capital, liquidity and leverage ratio requirements, increase costs, restrict our ability to access the securitization markets for our funding, impact the value of our assets, or otherwise adversely affect our businesses. The regulatory environment, enhanced examination and supervisory expectations, and increased scrutiny can also potentially impact our ability to pursue business opportunities and obtain required regulatory approvals for potential investments and acquisitions. For example, supervisory actions related to anti-money laundering and related laws and regulations will limit for a period of time our ability to enter into certain types of acquisitions and make certain types of investments.
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
Consumer Financial Services
The CFPB regulates consumer financial products and services, as well as certain financial services providers, including Discover. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Reform Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. The agency is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, request data and promote the availability of financial services to underserved consumers and communities. Several of our products, including credit cards, private student loans and home loans, are areas of focus by the CFPB. See "— Private Student Loans" below.
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
The CFPB is required by the Credit CARD Act of 2009 (the “Act”) to issue a biennial report on the impact of the Act. The 2013 report, issued in October, identified “possible areas of concern” about credit card issuer practices that “warrant further scrutiny by the CFPB.” They include the adequacy of disclosures that are made online, whether disclosures about credit card rewards and grace periods are clear and transparent, and whether additional actions are warranted to protect consumers who purchase “add on products” such as identity theft protection and credit score monitoring. It is unclear how the CFPB intends to address these concerns (e.g., through rulemaking, supervisory guidance or enforcement proceedings) and whether its actions will affect Discover. In November 2013, the CFPB released a broad preliminary document seeking information about potential regulatory changes, including additional requirements for creditors collecting their own debts. The CFPB also is conducting a survey to collect information about consumers' experiences with debt collectors and plans to use the data to help develop debt collection regulations. The consumer financial services industry is subject to enhanced legal and regulatory scrutiny regarding debt collection practices from regulators, courts and legislators. The impact of this scrutiny is uncertain at this time.
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
The Reform Act created a “Private Education Ombudsman” within the CFPB to help resolve complaints about private student loans. An October 2012 report by the Ombudsman recommended that Congress identify opportunities to expand the availability of loan modification and refinance options for private student loan borrowers. It also recommended that regulators assess whether efforts to correct problems in mortgage servicing could be applied to improve private student loan servicing. Legislation to facilitate refinancing of private student loans has been introduced in both the House and Senate in 2013 and 2014. We are unable to assess the likelihood of enactment of those bills or their potential impact on our private student lending business. Separately, federal regulatory guidance was issued in July 2013 that encouraged private student lenders to facilitate ways to help student borrowers experiencing difficulty making payments. The CFPB's Ombudsman’s October 2013 and April 2014 reports identified similar concerns and others, including a number of concerns related to loan servicing practices and practices with respect to the liability of student borrowers in the event of cosigner death or bankruptcy. Legislation to address certain of these and other concerns related to student loan servicing practices was introduced in December 2013. The enactment of this or similar legislation may increase the complexity and expense of servicing student loans. The potential impact of these areas of focus on Discover is unknown.
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
Additionally, the U.S. Department of Justice and the FDIC recently released consent orders with a national student loan servicer with respect to certain requirements of the Servicemembers Civil Relief Act and concerns about loan payment allocation. Other student loan providers may incur more scrutiny as a result of these actions.
In August 2013, the President signed the Bipartisan Student Loan Certainty Act of 2013, which changed how federal student loan interest rates are determined. The bill links federal student loan rates to the federal 10-year Treasury rate, plus a small margin. The rates were retroactive, effective for all loans disbursed on or after July 1, 2013. The new 2014-2015 federal student loan rates were published in June 2014. This rate structure may impact certain segments of the private student loan market.

Mortgage Lending
The CFPB has indicated that the mortgage industry is an area of supervisory focus and that it will concentrate its examinations and rulemaking efforts on the variety of mortgage-related topics required under the Reform Act including steering consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB recently published several final rules impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability-to-repay under a prescribed test but also creates a safe harbor for so-called “qualified mortgages.” The “qualified mortgages” standards include a tiered cap structure that places limits on the total amount of certain fees that can be charged on a loan, a 43% cap on debt-to-income (i.e., total monthly payments on debt to monthly gross income), exclusion of interest-only products and other requirements. The 43% debt-to-income cap does not apply for the first seven years the rule is in effect for loans that are eligible for sale to Fannie Mae or Freddie Mac or eligible for government guarantee through the Federal Housing Administration (the “FHA”) or the Veterans Administration. Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action and attorney fee damages, all of which a borrower may claim in defense of a foreclosure action at any time. It is uncertain what the ultimate impact of these requirements will be on our mortgage business. The mortgage servicing rule, which at this time only has a direct effect on our home equity business, includes modifications relating to statement requirements, forced place insurance rules and loss mitigation activities.
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
The House Financial Services Committee passed in June 2013, and the Senate Banking Committee passed in April 2014, legislation that could significantly affect the single family housing finance market in the United States. These proposals, among other things, would wind down the government-sponsored enterprises, Fannie Mae and Freddie Mac, to which we currently sell our mortgages, and would encourage the growth of private sector entities to provide liquidity to the mortgage market. Congress or regulators may also take action to further restrict the availability of FHA loan products in order to shrink the FHA’s presence in the mortgage market. The bills have bipartisan support, but prospects for enactment, as well as any effect on our business and financial results, are uncertain at this time.
Payment Networks
The Reform Act contains several provisions impacting the debit card market. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected and may continue to adversely affect our PULSE network's business practices, network transaction volume, revenue, and prospects for future growth. First, the Reform Act generally requires that interchange fees paid to or charged by payment card issuers on debit card and certain prepaid transactions be “reasonable and proportional” to the issuer's cost in connection with such transactions, as determined in accordance with regulations promulgated by the Federal Reserve, and also prohibits debit and prepaid card networks and issuers from requiring debit and prepaid card transactions to be processed solely on a single payment network, or two or more affiliated payment networks. The Federal Reserve issued final implementing regulations on these statutory requirements in June 2011, which became effective in October 2011 or April 2012.
In July 2013, a U.S. District Court for the District of Columbia judge held that the Federal Reserve's debit interchange regulation did not appropriately implement the statutory requirements. In March 2014, the United States Court of Appeals for the District of Columbia Circuit reversed the District Court judge's decision, rejecting the lower court's findings, and remanded the case to that court for actions consistent with the appellate court's opinion. The Court of Appeals found that the Federal Reserve acted reasonably in implementing the Reform Act's statutory requirements with respect to interchange fee limitations and non-affiliated payment network enablement. The Court of Appeals did remand one issue to the Federal Reserve for further consideration - the Federal Reserve's specific treatment of transaction monitoring costs in setting the interchange fee cap in its final implementing regulations. In June and July 2014, the United States Supreme Court granted the merchant plaintiffs' request to extend the deadline by which the plantiffs can petition the Supreme Court to consider their case. The merchants have until August 18, 2014 to file their request for review by the Supreme Court.

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
In July 2013, the European Commission (“Commission”) issued a proposal for regulation of interchange fees assessed for card-based payment transactions occurring across the borders of European Union member states and other card network business practices. The proposal, if enacted, would reduce the fees that card issuers can receive for consumer debit and credit card transactions. In early April 2014, the European Union Parliament (“EU Parliament”) adopted a number of amendments to the proposal, among others, inclusion of corporate cards into the scope of the proposal. This position will need to be re-adopted by the new EU Parliament elected in May 2014. The co-legislator of the EU Parliament, the Council of the European Union (“CEU”), began its review of the Commission’s proposal in late February 2014. Once the CEU adopts its position on the Commission’s proposal, the co-legislators will need to reach an agreement to enact the regulation. At this time, we cannot predict whether or when any such regulation might be adopted and, if adopted, the extent of the impact that it would have on the business practices or revenues of our Diners Club network licensees in Europe.
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
Capital, Liquidity and Funding
Regulatory Capital Requirements
In July 2013, the Federal Reserve issued final rules related to regulatory capital requirements, and then the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”) issued virtually identical rules, with the FDIC issuing an interim final rule at that time and a final rule in April 2014 (collectively referred to as the “final rules”). The final rules adopt with revisions the proposed rules that the agencies approved the previous year. Key reforms include increased requirements for both the quantity and quality of capital held by banking organizations so that they are more capable of absorbing losses and withstanding periods of financial distress, and the establishment of alternative standards of creditworthiness in place of credit ratings. Consistent with the proposed rules, the final rules implement Basel III regulatory capital reforms and changes required by the Reform Act, substantially amending the regulatory risk-based capital rules applicable to banking organizations, including Discover Financial Services and Discover Bank. “Basel III” refers to a series of consultative documents and related rules text released by the Basel Committee on Banking Supervision, which include significant changes to bank capital, leverage and liquidity requirements. Compliance with the final rules is required beginning January 1, 2015 for most banking organizations, including Discover Financial Services and Discover Bank. Compliance is required one year earlier for the largest banking organizations.
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

The final rule requires the establishment of a stand-alone board-level risk committee that must be chaired by an independent director and meet at least quarterly, and requires the committee to approve and periodically review the risk management policies of the BHC and oversee the operation of the BHC's risk management framework. The final rule also requires BHCs such as Discover to appoint a chief risk officer to implement enterprise-wide risk management practices. The chief risk officer is required to report to both the committee and the chief executive officer. Discover Financial Services established a stand-alone board-level risk committee called the Risk Oversight Committee in May 2014. Our Chief Risk Officer reports to the Risk Oversight Committee as well as the Chief Executive Officer as well as the Chief Executive Officer.
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
Segments
We manage our business activities in two segments: Direct Banking and Payment Services. In compiling the segment results that follow, our Direct Banking segment bears all corporate overhead costs that are not specifically associated with a particular segment and all costs associated with Discover Network marketing, servicing and infrastructure, with the exception of an allocation of direct and incremental costs driven by our Payment Services segment.
Direct Banking
Our Direct Banking segment includes Discover-branded credit cards issued to individuals and small businesses and other consumer products and services, including private student loans, personal loans, home loans, home equity loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, our credit card products generate substantially all of our revenues related to discount and interchange, loan fee income and protection products.
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

The following table presents segment data (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Direct Banking
Interest income
Credit card	$1,560	$1,463	$3,097	$2,914
Private student loans	75	61	148	119
PCI student loans	66	68	134	138
Personal loans	138	109	270	212
Other	24	26	47	52
Total interest income	1,863	1,727	3,696	3,435
Interest expense	274	297	544	595
Net interest income	1,589	1,430	3,152	2,840
Provision for loan losses	360	225	630	384
Other income	503	531	939	1,026
Other expense	748	734	1,483	1,447
Income before income tax expense	984	1,002	1,978	2,035
Payment Services
Provision for loan losses	—	15	2	15
Other income	80	80	159	167
Other expense	49	86	98	126
Income (loss) before income tax expense	31	(21)	59	26
Total income before income tax expense	$1,015	$981	$2,037	$2,061

The following table presents information on transaction volume (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Network Transaction Volume
PULSE Network	$41,500	$40,060	$83,427	$79,979
Network Partners	2,617	2,442	4,998	4,688
Diners Club(1)	6,733	6,848	13,260	13,491
Total Payment Services	50,850	49,350	101,685	98,158
Discover Network—Proprietary(2)	30,342	28,551	56,889	54,289
Total Volume	$81,192	$77,901	$158,574	$152,447
Transactions Processed on Networks
Discover Network	514	483	975	925
PULSE Network	1,090	1,067	2,127	2,090
Total	1,604	1,550	3,102	3,015
Credit Card Volume
Discover Card Volume(3)	$31,732	$29,684	$59,809	$56,564
Discover Card Sales Volume(4)	$29,341	$27,574	$55,038	$52,438

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.

Direct Banking
Our Direct Banking segment reported pretax income of $984 million and $2.0 billion for the three and six months ended June 30, 2014, respectively, as compared to pretax income of $1.0 billion and $2.0 billion for the three and six months ended June 30, 2013, respectively.
Loan receivables totaled $65.8 billion at June 30, 2014, which are flat compared to December 31, 2013. Discover card sales volume was $29.3 billion and $55.0 billion for the three and six months ended June 30, 2014, respectively, which was an increase of 6% and 5% for each period, respectively, as compared to the same periods in 2013. This growth was driven primarily by an increase in the number of existing customers using their Discover card.
Net interest margin increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013, primarily driven by higher yields on loan receivables, combined with decreased funding costs.
Interest income increased during the three and six months ended June 30, 2014 as compared to the same periods in 2013 primarily due to higher interest income from credit card loans, personal loans and private student loans resulting from growth across these products, combined with higher yields on credit card loans.
Interest income on other interest-earning assets, which largely relates to investment income on our liquidity portfolio, decreased during the three and six months ended June 30, 2014 as compared to the same period in 2013. This decrease was primarily due to a sale of investment securities, with the proceeds used to increase reserves at the Federal Reserve Bank, partially offset by higher interest rates from a continued shift in the mix of our liquidity portfolio to higher yielding investments. Interest expense declined during the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to deposits bearing higher interest rates maturing and being replaced by deposits bearing lower interest rates partially offset by the cost of increased long-term borrowings.
At June 30, 2014 and December 31, 2013, our delinquency rate for credit card loans over 30 days past due was 1.63% and 1.72%, respectively. For the three and six months ended June 30, 2014, our net charge-off rate on credit cards declined to 2.33% and 2.32%, respectively, as compared to 2.34% and 2.35% for the same period in 2013. An increase in reserve requirements and in the level of net charge-offs led to an increase in the provision for loan losses for the three and six months ended June 30, 2014, as compared to the same period in 2013. For a more detailed discussion on provision for loan losses, see "— Loan Quality—Provision and Allowance for Loan Losses."
Total other income decreased in the three and six months ended June 30, 2014 as compared to the same period in 2013. This decrease was primarily due to decline in revenue related to mortgage banking operations, which was driven by an increase in interest rates that resulted in lower mortgage origination volume. Protection products revenue also decreased as we have implemented changes in our offering strategies to cease selling, which has caused run-off of these products.
Total other expense increased in the three and six months ended June 30, 2014 as compared to the same period in 2013. This increase was primarily driven by an increase in employee compensation costs resulting from growth in overall headcount, partially offset by a decrease in marketing and business development expense. The decrease in marketing and business development expense resulted from decreased media advertising and direct marketing for credit cards.
Payment Services
Our Payment Services segment reported pretax income of $31 million and $59 million for the three and six months ended June 30, 2014, respectively, up $52 million and $33 million as compared to the same period in 2013, primarily as the result of a decrease in other expense. The decrease in other expense primarily resulted from expenses incurred in 2013 related to our purchase of the Diners Club Italy licensee and financial assistance to facilitate the purchase of the Slovenian licensee by a European bank.
Transaction dollar volume increased $1.5 billion and $3.5 billion for the three and six months ended June 30, 2014, respectively, as compared to the same period in 2013, primarily driven by an increase in PULSE network volume. The number of transactions processed on the PULSE network increased slightly for the three and six months ended June 30, 2014, as compared to the same period during 2013. We anticipate pressure on our Network Partners business due to the termination of a contract with a third-party issuer. This loss will have a significant impact on Network Partners volume and profits, but we do not anticipate it to be material to our overall profitability.

We have been working with certain of our European Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 4% and 3% of Diners Club revenues during the three and six months ended June 30, 2014, respectively. In addition, Diners Club has $151 million of non-amortizable intangible assets at June 30, 2014. To the extent that we are unable to maintain Diners Club revenues at appropriate levels, we may be exposed to an impairment loss on these assets that, when recognized, could have a material adverse impact on our results of operations.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income for the periods presented (dollars in millions):

	For the Three Months Ended June 30,		2014 vs. 2013 increase (decrease)		For the Six Months Ended June 30,		2014 vs. 2013 increase (decrease)
	2014	2013	$	%	2014	2013	$	%
Interest income	$1,863	$1,727	$136	8%	$3,696	$3,435	$261	8%
Interest expense	274	297	(23)	(8)%	544	595	(51)	(9)%
Net interest income	1,589	1,430	159	11%	3,152	2,840	312	11%
Provision for loan losses	360	240	120	50%	632	399	233	58%
Net interest income after provision for loan losses	1,229	1,190	39	3%	2,520	2,441	79	3%
Other income	583	611	(28)	(5)%	1,098	1,193	(95)	(8)%
Other expense	797	820	(23)	(3)%	1,581	1,573	8	1%
Income before income tax expense	1,015	981	34	3%	2,037	2,061	(24)	(1)%
Income tax expense	371	379	(8)	(2)%	762	786	(24)	(3)%
Net income	$644	$602	$42	7%	$1,275	$1,275	$—	—%

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
Net interest margin increased for the three and six months ended June 30, 2014 as compared to the same period in 2013, primarily driven by higher yields on loan receivables, combined with decreased funding costs.
Interest income increased during the three and six months ended June 30, 2014 as compared to the same periods in 2013 primarily due to higher interest income from credit card loans, personal loans and private student loans resulting from growth across these products, combined with higher yields on credit card loans.
Interest income on other interest-earning assets, which largely relates to investment income on our liquidity portfolio, decreased during the three and six months ended June 30, 2014 as compared to the same period in 2013. This decrease was primarily due to a sale of investment securities, with the proceeds used to increase reserves at the Federal Reserve Bank, partially offset by higher interest rates from a continued shift in the mix of our liquidity portfolio to higher yielding investments. Interest expense declined during the three and six months ended June 30, 2014 as compared to the same period in 2013 primarily due to deposits bearing higher interest rates maturing and being replaced by deposits bearing lower interest rates partially offset by the cost of increased long-term borrowings.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$7,083	0.25%	$4	$5,997	0.25%	$4
Restricted cash	563	0.08%	—	1,176	0.11%	—
Investment securities	3,954	1.67%	17	5,100	1.48%	19
Loan receivables(1):
Credit card(2)(3)	51,718	12.10%	1,560	49,002	11.97%	1,463
Personal loans	4,426	12.49%	138	3,511	12.51%	110
Private student loans	4,321	7.01%	76	3,428	7.08%	61
PCI student loans	3,980	6.66%	66	4,497	6.09%	68
Mortgage loans held for sale	119	3.93%	1	293	3.26%	2
Other	164	3.51%	1	62	3.28%	—
Total loan receivables	64,728	11.42%	1,842	60,793	11.24%	1,704
Total interest-earning assets	76,328	9.79%	1,863	73,066	9.48%	1,727
Allowance for loan losses	(1,599)			(1,600)
Other assets	4,253			4,274
Total assets	$78,982			$75,740
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(4)	$26,220	1.68%	109	$28,320	2.13%	150
Money market deposits(5)	7,647	0.88%	17	5,078	0.90%	12
Other interest-bearing savings deposits	10,523	0.95%	25	9,304	0.96%	22
Total interest-bearing deposits(6)	44,390	1.37%	151	42,702	1.73%	184
Borrowings:
Short-term borrowings	113	1.60%	—	270	1.36%	1
Securitized borrowings(4)(5)	15,976	1.74%	69	16,412	1.78%	73
Other long-term borrowings(4)	3,889	5.54%	54	2,487	6.26%	39
Total borrowings	19,978	2.48%	123	19,169	2.36%	113
Total interest-bearing liabilities	64,368	1.71%	274	61,871	1.92%	297
Other liabilities and stockholders’ equity	14,614			13,869
Total liabilities and stockholders’ equity	$78,982			$75,740
Net interest income			$1,589			$1,430
Net interest margin(7)		9.84%			9.44%
Net yield on interest-bearing assets(8)		8.35%			7.85%
Interest rate spread(9)		8.08%			7.56%

Average Balance Sheet Analysis (dollars in millions)

	For the Six Months Ended June 30,
	2014			2013
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$7,140	0.25%	$9	$5,395	0.25%	$7
Restricted cash	1,162	0.08%	—	950	0.11%	—
Investment securities	4,000	1.65%	33	5,402	1.45%	39
Loan receivables(1):
Credit card(2)(3)	51,534	12.12%	3,097	49,134	11.96%	2,914
Personal loans	4,343	12.52%	270	3,428	12.49%	212
Private student loans	4,293	6.98%	149	3,392	7.06%	119
PCI student loans	4,046	6.70%	134	4,565	6.12%	139
Mortgage loans held for sale	109	4.01%	2	279	3.21%	4
Other	154	3.13%	2	50	4.30%	1
Total loan receivables	64,479	11.43%	3,654	60,848	11.23%	3,389
Total interest-earning assets	76,781	9.71%	3,696	72,595	9.54%	3,435
Allowance for loan losses	(1,638)			(1,710)
Other assets	4,261			4,318
Total assets	$79,404			$75,203
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(4)	$26,639	1.68%	222	$28,074	2.18%	304
Money market deposits(5)	7,653	0.87%	33	5,159	0.89%	23
Other interest-bearing savings deposits	10,328	0.95%	49	9,147	0.96%	43
Total interest-bearing deposits(6)	44,620	1.37%	304	42,380	1.76%	370
Borrowings:
Short-term borrowings	103	1.73%	1	256	1.40%	2
Securitized borrowings(4)(5)	16,492	1.71%	139	16,492	1.81%	148
Other long-term borrowings(4)	3,731	5.40%	100	2,274	6.61%	75
Total borrowings	20,326	2.39%	240	19,022	2.38%	225
Total interest-bearing liabilities	64,946	1.69%	544	61,402	1.95%	595
Other liabilities and stockholders’ equity	14,458			13,801
Total liabilities and stockholders’ equity	$79,404			$75,203
Net interest income			$3,152			$2,840
Net interest margin(7)		9.86%			9.41%
Net yield on interest-bearing assets(8)		8.28%			7.89%
Interest rate spread(9)		8.02%			7.59%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $49 million and $42 million of amortization of balance transfer fees for the three months ended June 30, 2014 and June 30, 2013, respectively. Interest income on credit card loans includes $95 million and $83 million of amortization of balance transfer fees for the six months ended June 30, 2014 and June 30, 2013, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of certain floating-rate credit card loan receivables to fixed rate.

(4)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(5)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(6)	Includes the impact of FDIC insurance premiums.

(7)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(8)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(9)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1) (dollars in millions)

	For the Three Months Ended June 30, 2014 vs. June 30, 2013			For the Six Months Ended June 30, 2014 vs. June 30, 2013
	Volume	Rate	Total	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$—	$—	$—	$2	$—	$2
Investment securities	(13)	11	(2)	(18)	12	(6)
Loan receivables:
Credit card	81	16	97	144	39	183
Personal loans	30	(2)	28	57	1	58
Private student loans	19	(4)	15	34	(4)	30
PCI student loans	(29)	27	(2)	(32)	27	(5)
Mortgage loans held for sale	(4)	3	(1)	(5)	3	(2)
Other	1	—	1	2	(1)	1
Total loan receivables	98	40	138	200	65	265
Total interest income	85	51	136	184	77	261
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	(10)	(31)	(41)	(15)	(67)	(82)
Money market deposits	7	(2)	5	11	(1)	10
Other interest-bearing savings deposits	4	(1)	3	8	(2)	6
Total interest-bearing deposits	1	(34)	(33)	4	(70)	(66)
Borrowings:
Short-term borrowings	(1)	—	(1)	(2)	1	(1)
Securitized borrowings	(2)	(2)	(4)	—	(9)	(9)
Other long-term borrowings	42	(27)	15	62	(37)	25
Total borrowings	39	(29)	10	60	(45)	15
Total interest expense	40	(63)	(23)	64	(115)	(51)
Net interest income	$45	$114	$159	$120	$192	$312

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between June 30, 2014 and June 30, 2013 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	June 30, 2014	December 31, 2013
Mortgage loans held for sale	$129	$148
Loan portfolio:
Credit card loans:
Discover card	52,542	52,952
Discover business card	200	198
Total credit card loans	52,742	53,150
Other loans:
Personal loans	4,579	4,191
Private student loans	4,336	3,969
Other	174	135
Total other loans	9,089	8,295
PCI student loans(1)	3,915	4,178
Total loan portfolio	65,746	65,623
Total loan receivables	65,875	65,771
Allowance for loan losses	(1,614)	(1,648)
Net loan receivables	$64,261	$64,123

(1)	Represents purchased credit-impaired private student loans (see Note 3: Loan Receivables to our condensed consolidated financial statements).
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
The allowance for loan losses was $1.6 billion at June 30, 2014, which reflects a $34 million reserve release over the amount of the allowance for loan losses at December 31, 2013. The reserve release, which primarily related to credit card loan receivables, was driven by continuing favorability in delinquencies resulting in lower bankruptcy charge-offs, which resulted in lower estimated losses.
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three months ended June 30, 2014, the provision for loan losses increased by $120 million, or 50%, as compared to the same period in 2013. The increase was due primarily to a building of the allowance for loan losses, and to a lesser extent an increase in net charge-offs during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, the provision for loan losses increased by $233 million, or 58%, as compared to the same period in 2013. The increase was due to lower levels of reserve releases and an increase in net charge-offs during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
At June 30, 2014, the level of the allowance related to personal loans remained stable as compared to December 31, 2013. The level of allowance attributable to student loans for the same period increased due to growth and continued seasoning of the portfolio. "Seasoning" refers to the maturing of a loan portfolio as, in general, loans do not begin to show signs of credit deterioration or default until they have been in repayment for some period of time. For student loans, payments are not required while the borrower is still in school; therefore, this loan portfolio matures at a slower pace than our other loan portfolios. The level of allowance related to other loans for the same period remained relatively flat.
The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Three Months Ended June 30, 2014
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,342	$109	$122	$18	$1,591
Additions:
Provision for loan losses	317	22	20	1	360
Deductions:
Charge-offs	(415)	(24)	(15)	(1)	(455)
Recoveries	115	2	1	—	118
Net charge-offs	(300)	(22)	(14)	(1)	(337)
Balance at end of period	$1,359	$109	$128	$18	$1,614

	For the Three Months Ended June 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,453	$97	$83	$1	$1,634
Additions:
Provision for loan losses	193	20	12	15	240
Deductions:
Charge-offs	(417)	(22)	(14)	—	(453)
Recoveries	131	3	1	—	135
Net charge-offs	(286)	(19)	(13)	—	(318)
Balance at end of period	$1,360	$98	$82	$16	$1,556

The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Six Months Ended June 30, 2014
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions:
Provision for loan losses	547	40	43	2	632
Deductions:
Charge-offs	(823)	(48)	(30)	(1)	(902)
Recoveries	229	5	2	—	236
Net charge-offs	(594)	(43)	(28)	(1)	(666)
Balance at end of period	$1,359	$109	$128	$18	$1,614

	For the Six Months Ended June 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	320	37	27	15	399
Deductions:
Charge-offs	(839)	(42)	(21)	—	(902)
Recoveries	266	4	1	—	271
Net charge-offs	(573)	(38)	(20)	—	(631)
Balance at end of period	$1,360	$98	$82	$16	$1,556

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%
Credit card loans	$300	2.33%	$286	2.34%	$594	2.32%	$573	2.35%
Personal loans	$22	1.95%	$19	2.24%	$43	2.01%	$38	2.27%
Private student loans (excluding PCI(1))	$14	1.30%	$13	1.58%	$28	1.31%	$20	1.21%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 3: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loan receivables for the three and six months ended June 30, 2014 remained relatively flat when compared to the same periods in 2013. The net charge-off rate on our personal loan receivables declined by 29 basis points and 26 basis points, respectively, for the same periods due to growth in the personal loan portfolio. Usually a period of time passes before a new loan needs to be charged off as borrowers stay current when they first obtain the loan. Therefore, growth in the loan portfolio contributes to a decline in the charge-off rate. The net charge-off rate on our private student loans excluding PCI loans for the three and six months ended June 30, 2014 decreased by 28 basis points and increased by 10 basis points, respectively. The decrease of 28 basis points was due to improved collection strategies and new payment programs implemented in first quarter of 2014. The increase of 10 basis points was due to a larger portion of the portfolio entering repayment.
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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	June 30, 2014		December 31, 2013
	$	%	$	%
Loans 30 days delinquent or more:
Credit card loans	$860	1.63%	$912	1.72%
Personal loans	$30	0.66%	$29	0.70%
Private student loans (excluding PCI loans(1))	$72	1.66%	$66	1.66%

Loans 90 days delinquent or more:
Credit card loans	$420	0.80%	$447	0.84%
Personal loans	$8	0.18%	$8	0.21%
Private student loans (excluding PCI loans(1))	$21	0.49%	$18	0.46%

Loans not accruing interest	$198	0.32%	$200	0.33%

Restructured loans:
Credit card loans(2)	$1,059	2.01%	$1,123	2.11%
Personal loans(3)	$46	1.00%	$31	0.74%
Private student loans (excluding PCI loans(1))(4)	$33	0.76%	$28	0.71%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $39 million and $43 million at June 30, 2014 and December 31, 2013, respectively, that are also included in loans over 90 days delinquent or more.

(3)	Restructured personal loans include $2 million at June 30, 2014 and December 31, 2013 that are also included in loans over 90 days delinquent or more.

(4)	Restructured private student loans include $3 million at June 30, 2014 and December 31, 2013 that are also included in loans over 90 days delinquent or more.
Both credit card and personal loan receivables 30-day and 90-day delinquency rates at June 30, 2014 decreased compared to December 31, 2013 due to continuing favorable economic factors. The 90-day delinquency rate for private student loan balance at June 30, 2014 increased slightly as compared to December 31, 2013 due to the seasoning of our loan portfolio as more loans have entered repayment. The restructured credit card loan balance at June 30, 2014 decreased compared to December 31, 2013 due to continued improvement in customer credit performance.
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
Other Income
The following table presents the components of other income for the periods presented (dollars in millions):

	For the Three Months Ended June 30,		2014 vs. 2013 increase (decrease)		For the Six Months Ended June 30,		2014 vs. 2013 increase (decrease)
	2014	2013	$	%	2014	2013	$	%
Discount and interchange revenue(1)	$327	$308	$19	6%	$581	$571	$10	2%
Protection products revenue	78	88	(10)	(11)%	161	176	(15)	(9)%
Loan fee income	80	76	4	5%	163	157	6	4%
Transaction processing revenue	46	47	(1)	(2)%	90	100	(10)	(10)%
Gain on investments	—	—	—	NM	4	3	1	33%
Gain on origination and sale of mortgage loans	22	51	(29)	(57)%	38	102	(64)	(63)%
Other income	30	41	(11)	(27)%	61	84	(23)	(27)%
Total other income	$583	$611	$(28)	(5)%	$1,098	$1,193	$(95)	(8)%

(1)
Net of rewards, including Cashback Bonus rewards, of $268 million and $238 million for the three months ended June 30, 2014 and 2013, respectively, and $533 million and $467 million for the six months ended June 30, 2014 and 2013, respectively.

Total other income decreased in the three and six months ended June 30, 2014 by $28 million and $95 million, respectively, as compared to the same period in 2013. This decrease was primarily due to decline in revenue related to mortgage banking operations, which was driven by an increase in interest rates that resulted in lower mortgage origination volume. Protection products revenue also decreased as we have implemented changes in our offering strategies to cease selling, which has caused run-off of these products.

Other Expense
The following table represents the components of other expense for the periods presented (dollars in millions):

	For the Three Months Ended June 30,		2014 vs. 2013 increase (decrease)		For the Six Months Ended June 30,		2014 vs. 2013 increase (decrease)
	2014	2013	$	%	2014	2013	$	%
Employee compensation and benefits	$301	$285	$16	6%	$608	$575	$33	6%
Marketing and business development	168	185	(17)	(9)%	337	354	(17)	(5)%
Information processing and communications	87	85	2	2%	171	163	8	5%
Professional fees	112	101	11	11%	211	205	6	3%
Premises and equipment	22	20	2	10%	45	39	6	15%
Other expense	107	144	(37)	(26)%	209	237	(28)	(12)%
Total other expense	$797	$820	$(23)	(3)%	$1,581	$1,573	$8	1%

Total other expense decreased in the three months ended June 30, 2014 by $23 million and increased in the six months ended June 30, 2014 by $8 million as compared to the same periods in 2013. These changes were primarily driven by a decrease in other and marketing and business development expenses, and by an increase in employee compensation costs. The decrease in other expense primarily resulted from expenses incurred in 2013 related to our purchase of the Diners Club Italy licensee and financial assistance to facilitate the purchase of the Slovenian licensee by a European bank. The decrease in marketing and business development expense resulted from decreased media advertising and direct marketing for credit cards. The increase in employee compensation costs was due to growth in overall headcount.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Income before income tax expense	$1,015	$981	$2,037	$2,061
Income tax expense	$371	$379	$762	$786
Effective income tax rate	36.6%	38.6%	37.4%	38.1%

Income tax expense decreased $8 million for the three months ended June 30, 2014, as compared to the same period in 2013. The effective tax rate decreased from 38.6% for the three months ended June 30, 2013 to 36.6% for the three months ended June 30, 2014. The decrease in effective tax rate is mainly due to a favorable adjustment to unrecognized tax benefit and changes in state apportionment factors.
Income tax expense decreased $24 million for the six months ended June 30, 2014, as compared to the same period in 2013. The effective tax rate decreased from 38.1% for the six months ended June 30, 2013 to 37.4% for the six months ended June 30, 2014 due to a decrease in state income tax rates as a result of the changes in state apportionment factors.

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
At June 30, 2014, we had $28.7 billion of direct-to-consumer deposits and $15.5 billion of brokered deposits. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 22 months.
The following table summarizes deposits by contractual maturity as of the end of the current period (dollars in millions):

At June 30, 2014	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Indeterminate
Certificates of deposit in amounts less than $100,000(1)	$20,124	$2,819	$2,155	$3,996	$11,154	$—
Certificates of deposit in amounts of $100,000(1) to less than $250,000(1)	4,676	719	673	1,109	2,175	—
Certificates of deposit in amounts of $250,000(1) or greater	1,165	158	155	259	593	—
Savings deposits, including money market deposit accounts(2)	18,280	—	—	—	—	18,280
Total interest-bearing deposits	$44,245	$3,696	$2,983	$5,364	$13,922	$18,280

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

(2)	Represents deposits with no contractual maturity, with the exception of structured sweep deposits associated with agreements entered into with third parties.
Credit Card Securitization Financing
We use the securitization of credit card receivables as an additional source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"), through which we issue asset-backed securities both publicly and through private transactions. We retain significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT and previously DCMT.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of June 30, 2014, the DiscoverSeries three-month rolling average excess spread was 13.43%.
Another feature of our securitization structure, which is applicable to the notes issued from DCENT, is a reserve account funding requirement in which, in limited circumstances, excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 4: Credit Card and Student Loan Securitization Activities to our condensed consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spread at June 30, 2014.
At June 30, 2014, we had $14.6 billion of outstanding public asset-backed securities and $5.4 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. There were no outstanding private asset-backed securitizations outstanding at June 30, 2014.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries at the end of the current period (dollars in millions):

At June 30, 2014	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$14,553	2,804	7,050	3,699	1,000

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
Corporate and Bank Debt
At June 30, 2014, the Parent Company had $1.3 billion in principal amount of senior notes outstanding. Discover Bank had $2.2 billion in principal amount of senior notes and $700 million in principal amount of subordinated notes outstanding.
At June 30, 2014, the Parent Company senior notes are comprised of a $400 million issuance due in June 2017, a $78 million issuance due in July 2019, a $322 million issuance due in April 2022 and a $500 million issuance due in November 2022. The Parent Company senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. Discover Bank’s senior notes are comprised of a $750 million issuance due February 2018, a $1 billion issuance due August 2023 and a $400 million issuance due March 2026. Discover Bank's subordinated notes are comprised of a $200 million issuance due in November 2019 and a $500 million issuance due in April 2020. For more information, see Note 6: Long-Term Borrowings to our consolidated financial statements.
Other Long-Term Borrowings—Student Loans
At June 30, 2014, we had $1.7 billion of remaining principal balance outstanding on securitized debt assumed as part of the SLC acquisition. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Short-Term Borrowings
We utilize a $225 million warehouse line of credit as a form of short-term borrowings. This line of credit is used for the sole purpose of funding consumer residential loans that are held for sale. The warehouse line of credit had an outstanding balance of $120 million as of June 30, 2014. In addition, we may access short-term borrowings through the Federal Funds market or through repurchase agreements. At June 30, 2014 and December 31, 2013, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed undrawn capacity through privately placed asset-backed securitizations. At June 30, 2014 we had total committed capacity of $7.5 billion, all of which was undrawn.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of June 30, 2014, Discover Bank had $15.5 billion of available capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window.
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
We also have agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at June 30, 2014. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of June 30, 2014, would have been $99 million.
A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Moody’s Investors Service	Standard & Poor’s	Fitch Ratings
Senior Unsecured Debt
Discover Financial Services	Ba1	BBB-	BBB+
Discover Bank	Baa3	BBB	BBB+
Outlook for Senior Unsecured Debt	Stable	Positive	Stable
Subordinated Debt
Discover Bank	Ba1	BBB-	BBB
Discover Card Master Trust I(1)
Class A	N/A	N/A	N/A
Class B	N/A	N/A	N/A
Discover Card Execution Note Trust
Class A(2)	Aaa(sf)	AAA(sf)	AAAsf
Class B(2)	A1(sf)	AA+(sf)	AA-sf
Class C(3)	N/A	N/A	N/A

(1)	All Class A and B certificates have been paid in full.

(2)	An “sf” in the rating denotes rating agency identification for structured finance product ratings.

(3)	All Class C notes are currently held by subsidiaries of Discover Bank and, therefore, are not publicly rated.

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
At June 30, 2014, our liquidity portfolio was comprised of cash and cash equivalents and high quality, liquid investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we have the ability to raise cash by utilizing repurchase agreements, pledging certain of these investments to access the secured funding markets or selling them. The level and mix of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
At June 30, 2014, our liquidity portfolio and undrawn credit facilities were $33.3 billion, which was $686 million higher than the balance at December 31, 2013. During the three and six months ended June 30, 2014 the average balance of our liquidity portfolio was $11.4 billion and $11.5 billion, respectively.

	June 30, 2014	December 31, 2013
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$6,492	$6,193
Investment securities(2)	3,845	4,922
Total liquidity portfolio	10,337	11,115
Private asset-backed securitizations(3)	7,500	7,000
Primary liquidity sources	17,837	18,115
Federal Reserve discount window(3)(4)	15,464	14,500
Total contingent funding sources	$33,301	$32,615

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)
Excludes $149 million of unsettled purchases of investment securities and $6 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of June 30, 2014 and $9 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2013.

(3)	See "— Additional Funding Sources" for additional information.

(4)	Excludes $5 million of investments accounted for in the liquidity portfolio that were pledged to the Federal Reserve as of December 31, 2013.
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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At June 30, 2014, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
At June 30, 2014, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under Basel I.
As discussed in “— Regulatory Environment and Developments— Capital, Liquidity and Funding— Regulatory Capital Requirements” above, we will be subject to a common equity Tier 1 capital ratio requirement when the Basel III final rules become effective on January 1, 2015. We currently disclose our Tier 1 common capital ratio as calculated under Basel I for our bank holding company, which is a regulatory capital measure widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. Since analysts and banking regulators may assess the quality and composition of our capital adequacy using this ratio, we believe it is useful to provide investors the ability to assess our capital adequacy on the same basis.
As this ratio is not formally defined by U.S. GAAP or codified in the federal banking regulations, it is considered to be a non-GAAP financial measure. Other financial services companies may also disclose a Tier 1 common capital ratio and definitions may vary, so we advise users of this information to exercise caution in comparing Tier 1 common capital ratios of different companies.
Our Tier 1 common capital ratio, as calculated under Basel I, increased to 15.2% at June 30, 2014 from 14.3% at December 31, 2013. The increase was driven by the strong generation of internal capital from earnings.
The following table provides a reconciliation of Tier 1 common capital to total common stockholders’ equity (a U.S. GAAP financial measure):

	June 30, 2014	December 31, 2013
	(dollars in millions)
Total common stockholders’ equity	$10,821	$10,249
Less: Goodwill	(284)	(284)
Less: Intangible assets, net	(179)	(185)
Tangible common equity	10,358	9,780
Effect of certain items in accumulated other comprehensive income excluded from Tier 1 common capital	73	69
Total Tier 1 common capital	$10,431	$9,849

Risk-weighted assets	$68,755	$68,649
Tier 1 common capital ratio	15.2%	14.3%

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
We recently declared a quarterly cash dividend on our common stock of $0.24 per share, payable on August 21, 2014 to holders of record on August 7, 2014, which is consistent with last quarter. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on September 2, 2014, to holders of record on August 15, 2014, which was the same amount paid on our preferred stock in the prior quarter.
On April 16, 2014, our board of directors approved a two-year share repurchase program authorizing the repurchase of up to $3.2 billion of our outstanding shares of common stock. The program expires on April 15, 2016, and may be terminated at any time. This program replaced the prior $2.4 billion program, which had $1.0 billion of remaining authorization. In the second quarter of 2014, we repurchased approximately 3.1 million shares, or 1%, of our outstanding common stock for $177 million. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. Any share repurchases after March 31, 2015 will be subject to receiving Federal Reserve non-objection with respect to our proposed capital actions through March 31, 2016.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at June 30, 2014, which include deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed rate debt, purchase obligations and other liabilities, were $67.5 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Contingent Liabilities and Commitments.”
We extend credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At June 30, 2014, our unused commitments were $167.0 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At June 30, 2014, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at June 30, 2014, we estimate that net interest income over the following 12-month period would increase by approximately $134 million, or 2%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2013, we estimated that net interest income over the following 12-month period would increase by approximately $136 million, or 2%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further.

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
Changes in Internal Control over Financial Reporting
In May 2014, we implemented a new system for our deposit portfolio. All operational controls and procedures were tested as part of the development and conversion process. There have been no additional changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of legal proceedings, see Note 12: Litigation and Regulatory Matters to our condensed consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the calendar year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
April 1 - 30, 2014
Repurchase program(1)	2,457,798	$56.79	2,457,798	$3,133,185,740
Employee transactions(2)	526	$59.18	N/A	N/A
May 1 - 31, 2014
Repurchase program(1)	674,270	$55.95	674,270	$3,095,460,607
Employee transactions(2)	7,568	$57.03	N/A	N/A
June 1 - 30, 2014
Repurchase program(1)	—	$—	—	$3,095,460,607
Employee transactions(2)	2,552	$60.08	N/A	N/A

Total
Repurchase program(1)	3,132,068	$56.61	3,132,068	$3,095,460,607
Employee transactions(2)	10,646	$57.86	N/A	N/A

(1)
On April 16, 2014, our board of directors approved a new share repurchase program authorizing the purchase of up to $3.2 billion of our outstanding shares of common stock. The new share repurchase program expires on April 15, 2016 and may be terminated at any time.

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

Discover Financial Services (Registrant)

By:	/s/ R. MARK GRAF
R. Mark Graf Executive Vice President and Chief Financial Officer
Date: July 31, 2014

Exhibit Index

Exhibit Number	Description

3.1
Amended and Restated By-Laws of Discover Financial Services (filed as Exhibit 3.1 to Discover Financial Services' Current Report on Form 8-K filed on May 12, 2014 and incorporated herein by reference thereto).

10.1
Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as an attachment to Discover Financial Services' Proxy Statement on Schedule 14A filed on March 19, 2014 and incorporated herein by reference thereto).

10.2	Amendment No. 4 to the Directors' Compensation Plan of Discover Financial Services, effective as of May 7, 2014.

12.1	Statement regarding computation of ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred dividends.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.