Form 10-Q
period 2014-09-30
Discover Financial Services
filed 2014-10-28
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 24, 2014, there were 453,479,765 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014
Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	September 30, 2014	December 31, 2013
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$7,382	$6,554
Restricted cash	103	182
Investment securities:
Available-for-sale (amortized cost of $3,881 and $4,900 at September 30, 2014 and December 31, 2013, respectively)	3,913	4,931
Held-to-maturity (fair value of $82 and $58 at September 30, 2014 and December 31, 2013, respectively)	82	60
Total investment securities	3,995	4,991
Loan receivables:
Mortgage loans held for sale, measured at fair value	148	148
Loan portfolio:
Credit card	53,699	53,150
Other	9,731	8,295
Purchased credit-impaired loans	3,788	4,178
Total loan portfolio	67,218	65,623
Total loan receivables	67,366	65,771
Allowance for loan losses	(1,644)	(1,648)
Net loan receivables	65,722	64,123
Premises and equipment, net	661	654
Goodwill	284	284
Intangible assets, net	177	185
Other assets	2,272	2,367
Total assets	$80,596	$79,340
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$45,177	$44,766
Non-interest bearing deposit accounts	205	193
Total deposits	45,382	44,959
Short-term borrowings	139	140
Long-term borrowings	20,918	20,474
Accrued expenses and other liabilities	2,856	2,958
Total liabilities	69,295	68,531
Commitments, contingencies and guarantees (Notes 8, 11 and 12)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 558,160,815 and 555,349,629 shares issued at September 30, 2014 and December 31, 2013, respectively	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued or outstanding and aggregate liquidation preference of $575 at September 30, 2014 and December 31, 2013	560	560
Additional paid-in capital	3,775	3,687
Retained earnings	11,182	9,611
Accumulated other comprehensive loss	(70)	(68)
Treasury stock, at cost; 102,763,441 and 83,105,578 shares at September 30, 2014 and December 31, 2013, respectively	(4,151)	(2,986)
Total stockholders’ equity	11,301	10,809
Total liabilities and stockholders’ equity	$80,596	$79,340

The table below presents the carrying amounts of certain assets and liabilities of Discover Financial Services’ consolidated variable interest entities (VIEs) which are included in the condensed consolidated statements of financial condition above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts for which creditors have recourse to the general credit of Discover Financial Services.

	September 30, 2014	December 31, 2013
	(unaudited) (dollars in millions)
Assets
Restricted cash	$100	$179
Credit card loan receivables	$29,505	$31,112
Purchased credit-impaired loans	$2,038	$2,248
Allowance for loan losses allocated to securitized loan receivables	$(800)	$(861)
Other assets	$37	$34
Liabilities
Long-term borrowings	$16,276	$16,986
Accrued interest payable	$10	$9

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited) (dollars in millions, except per share amounts)
Interest income:
Credit card loans	$1,613	$1,513	$4,710	$4,427
Other loans	291	255	848	730
Investment securities	17	16	50	55
Other interest income	5	3	14	10
Total interest income	1,926	1,787	5,622	5,222
Interest expense:
Deposits	153	169	457	539
Short-term borrowings	—	1	1	3
Long-term borrowings	135	108	374	331
Total interest expense	288	278	832	873
Net interest income	1,638	1,509	4,790	4,349
Provision for loan losses	354	333	986	732
Net interest income after provision for loan losses	1,284	1,176	3,804	3,617
Other income:
Discount and interchange revenue, net	295	276	876	847
Protection products revenue	78	90	239	266
Loan fee income	85	78	248	235
Transaction processing revenue	46	46	136	146
Gain on investments	—	—	4	3
Gain on origination and sale of mortgage loans	19	25	57	127
Other income	29	38	90	122
Total other income	552	553	1,650	1,746
Other expense:
Employee compensation and benefits	320	292	928	867
Marketing and business development	182	174	519	528
Information processing and communications	87	81	258	244
Professional fees	111	97	322	302
Premises and equipment	23	21	68	60
Other expense	104	118	313	355
Total other expense	827	783	2,408	2,356
Income before income tax expense	1,009	946	3,046	3,007
Income tax expense	365	353	1,127	1,139
Net income	$644	$593	$1,919	$1,868
Net income allocated to common stockholders	$630	$579	$1,878	$1,826
Basic earnings per common share	$1.37	$1.20	$4.03	$3.73
Diluted earnings per common share	$1.37	$1.20	$4.02	$3.72
Dividends declared per common share	$0.24	$0.20	$0.68	$0.40

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited) (dollars in millions)
Net income	$644	$593	$1,919	$1,868
Other comprehensive income (loss), net of taxes
Unrealized (loss) gain on securities available for sale, net of tax	(9)	4	1	(38)
Unrealized gain (loss) on cash flow hedges, net of tax	12	(7)	(2)	—
Foreign currency translation adjustments, net of tax	(1)	1	(1)	1
Other comprehensive income (loss)	2	(2)	(2)	(37)
Comprehensive income	$646	$591	$1,917	$1,831

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2012	575	$560	553,351	$5	$3,598	$7,472	$(72)	$(1,690)	$9,873
Net income	—	—	—	—	—	1,868	—	—	1,868
Other comprehensive loss	—	—	—	—	—	—	(37)	—	(37)
Purchases of treasury stock	—	—	—	—	—	—	—	(950)	(950)
Common stock issued under employee benefit plans	—	—	51	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	1,875	—	71	—	—	—	71
Dividends — common stock	—	—	—	—	—	(197)	—	—	(197)
Dividends — preferred stock	—	—	—	—	—	(28)	—	—	(28)
Balance at September 30, 2013	575	$560	555,277	$5	$3,671	$9,115	$(109)	$(2,640)	$10,602

Balance at December 31, 2013	575	$560	555,350	$5	$3,687	$9,611	$(68)	$(2,986)	$10,809
Net income	—	—	—	—	—	1,919	—	—	1,919
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,165)	(1,165)
Common stock issued under employee benefit plans	—	—	45	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	2,766	—	85	—	—	—	85
Dividends — common stock	—	—	—	—	—	(320)	—	—	(320)
Dividends — preferred stock	—	—	—	—	—	(28)	—	—	(28)
Balance at September 30, 2014	575	$560	558,161	$5	$3,775	$11,182	$(70)	$(4,151)	$11,301

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2014	2013
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$1,919	$1,868
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	986	732
Deferred income taxes	76	154
Depreciation and amortization on premises and equipment	93	83
Amortization of deferred revenues	(160)	(143)
Other depreciation and amortization	181	164
Accretion of accretable yield on acquired loans	(198)	(205)
Gain on investments	(4)	(3)
Loss on equity method and other investments	19	13
Gain on origination and sale of loans	(57)	(127)
Stock-based compensation expense	46	45
Proceeds from sale of mortgage loans originated for sale	1,962	3,553
Net principal disbursed on mortgage loans originated for sale	(1,903)	(3,201)
Changes in assets and liabilities:
Increase in other assets	(94)	(112)
Decrease in accrued expenses and other liabilities	(40)	(286)
Net cash provided by operating activities	2,826	2,535

Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	1,395	1,364
Purchases of available-for-sale investment securities	(390)	(258)
Maturities of held-to-maturity investment securities	9	27
Purchases of held-to-maturity investment securities	(31)	(1)
Net principal disbursed on loans originated for investment	(2,243)	(752)
Purchases of loan receivables	—	(136)
Purchases of other investments	(42)	(76)
Decrease in restricted cash	79	107
Purchases of premises and equipment	(102)	(177)
Net cash (used for) provided by investing activities	(1,325)	98

Cash flows from financing activities
Net decrease in short-term borrowings	(1)	(246)
Proceeds from issuance of securitized debt	3,849	3,250
Maturities and repayment of securitized debt	(4,590)	(3,537)
Proceeds from issuance of other long-term borrowings	1,147	1,248
Payment of contingent consideration for purchase of net assets of a business, at fair value	—	(9)
Proceeds from issuance of common stock	4	12
Purchases of treasury stock	(1,165)	(950)
Net increase in deposits	431	932
Dividends paid on common and preferred stock	(348)	(294)
Net cash (used for) provided by financing activities	(673)	406
Net increase in cash and cash equivalents	828	3,039
Cash and cash equivalents, at beginning of period	6,554	2,584
Cash and cash equivalents, at end of period	$7,382	$5,623

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
Description of Business
Discover Financial Services (“DFS” or the “Company”) is a direct banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Through its Discover Bank subsidiary, a Delaware state-chartered bank, the Company offers its customers credit card loans, private student loans, personal loans, home equity loans and deposit products. Through its Discover Home Loans, Inc. subsidiary, the Company offers its customers home loans. Through its DFS Services LLC subsidiary and its subsidiaries, the Company operates the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network is a payment transaction processing network for Discover branded credit cards and credit, debit and prepaid cards, issued by third parties, which the Company refers to as network partners. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees that issue Diners Club branded charge cards and/or provide card acceptance services.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes existing revenue recognition requirements in Topic 605, Revenue Recognition, including an assortment of transaction-specific and industry-specific rules. The ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore the Company’s net interest income should not be affected. The Company’s revenue from discount and interchange, protection products, transaction processing and certain fees are within the scope of these rules. Management has not yet completed its evaluation of the impact, if any, of the new guidance on these revenues. The new revenue recognition model will become effective for the Company on January 1, 2017. Upon adoption in 2017, the Company will record an adjustment to retained earnings as of the beginning of the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2017, without restating prior periods presented. Management has not yet determined which transition reporting option it will apply.
In January 2014, the FASB issued ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This standard will permit a reporting entity to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under this new method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). This treatment will replace the effective yield method currently permitted for certain investments of this kind. The Company has not historically utilized the effective yield method, and as a result, implementation of this ASU will not impact the Company’s accounting for its investments in qualified affordable housing projects unless a subsequent election is made to apply it. In addition to establishing the conditions under which the proportional amortization method can be used, the ASU calls for additional disclosures that will enable the reader to understand the nature of the investment and the effect of its measurement and related tax credits on the company’s financial position and results of operations. The new guidance is effective for annual reporting periods beginning after December 15, 2014 and interim periods within those periods, with early adoption permitted. The standard will require additional disclosure about the nature of the Company's affordable housing investments, but unless the Company subsequently elects to apply the proportional amortization model, the new guidance will have no effect on the Company’s financial condition, results of operations or cash flows.

2.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	September 30, 2014	December 31, 2013
U.S. Treasury securities(1)	$1,335	$2,058
U.S. government agency securities	1,038	1,561
States and political subdivisions of states	10	15
Other securities:
Credit card asset-backed securities of other issuers	—	6
Residential mortgage-backed securities - Agency(2)	1,612	1,351
Total other securities	1,612	1,357
Total investment securities	$3,995	$4,991

(1)	Includes $15 million and $9 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of September 30, 2014 and December 31, 2013, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2014
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$1,318	$16	$—	$1,334
U.S. government agency securities	1,022	16	—	1,038
Residential mortgage-backed securities - Agency	1,541	6	(6)	1,541
Total available-for-sale investment securities	$3,881	$38	$(6)	$3,913
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	10	—	—	10
Residential mortgage-backed securities - Agency(4)	71	—	—	71
Total held-to-maturity investment securities	$82	$—	$—	$82

At December 31, 2013
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$2,030	$27	$—	$2,057
U.S. government agency securities	1,535	26	—	1,561
Credit card asset-backed securities of other issuers	6	—	—	6
Residential mortgage-backed securities - Agency	1,329	—	(22)	1,307
Total available-for-sale investment securities	$4,900	$53	$(22)	$4,931
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	15	—	(1)	14
Residential mortgage-backed securities - Agency(4)	44	—	(1)	43
Total held-to-maturity investment securities	$60	$—	$(2)	$58

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2014
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	16	$370	$(1)	$480	$(5)

At December 31, 2013
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	23	$1,097	$(20)	$48	$(2)
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$8	$(1)	$3	$—
Residential mortgage-backed securities - Agency	2	$40	$(1)	$—	$—

The Company records gains and losses on investment securities in other income when investments are sold or liquidated, when the Company believes an investment is other than temporarily impaired prior to the disposal of the investment, or in certain other circumstances. Gains and losses on sales of available-for-sale investment securities are calculated using the specific identification method and are recorded entirely in earnings. The Company records unrealized gains and losses on its available-for-sale investment securities in other comprehensive income. Other-than-temporary impairment for investments is calculated using the specific identification method. No gains or losses related to other-than-temporary impairments were recorded during the three and nine months ended September 30, 2014 and 2013.
The following table provides information about proceeds related to maturities and redemptions of investment securities and proceeds from sales, recognized gains and losses and net unrealized gains and losses on available-for-sale securities (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds related to maturities or redemptions of investment securities	$65	$94	$184	$672
Proceeds from the sales of available-for-sale investment securities, comprised of U.S. Treasury securities and U.S. government agency securities	$—	$—	$1,220	$719
Gains on sales of available-for-sale investment securities	$—	$—	$4	$2
Net unrealized (losses) gains recorded in other comprehensive income, before-tax	$(15)	$6	$1	$(61)
Net unrealized (losses) gains recorded in other comprehensive income, after-tax	$(9)	$4	$1	$(38)

Maturities of available-for-sale debt securities and held-to-maturity debt securities at the end of the period are provided in the table below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At September 30, 2014
Available-for-Sale—Amortized Cost(1)
U.S. Treasury securities	$567	$751	$—	$—	$1,318
U.S. government agency securities	401	621	—	—	1,022
Residential mortgage-backed securities - Agency	—	—	520	1,021	1,541
Total available-for-sale investment securities	$968	$1,372	$520	$1,021	$3,881
Held-to-Maturity—Amortized Cost(2)
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	10	10
Residential mortgage-backed securities - Agency	—	—	—	71	71
Total held-to-maturity investment securities	$1	$—	$—	$81	$82
Available-for-Sale—Fair Values(1)
U.S. Treasury securities	$571	$763	$—	$—	$1,334
U.S. government agency securities	406	632	—	—	1,038
Residential mortgage-backed securities - Agency	—	—	519	1,022	1,541
Total available-for-sale investment securities	$977	$1,395	$519	$1,022	$3,913
Held-to-Maturity—Fair Values(2)
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	10	10
Residential mortgage-backed securities - Agency	—	—	—	71	71
Total held-to-maturity investment securities	$1	$—	$—	$81	$82

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting, and are recorded within other assets, and the related commitment for future investments is recorded in accrued expenses and other liabilities within the statement of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statement of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of September 30, 2014 and December 31, 2013, the Company had outstanding investments in these entities of $317 million and $308 million, respectively, and related contingent liabilities of $44 million and $52 million, respectively.

3.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and purchased credit-impaired ("PCI") student loans, as well as mortgage loans held for sale.
The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	September 30, 2014	December 31, 2013
Mortgage loans held for sale(1)	$148	$148
Loan portfolio:
Credit card loans:
Discover card(2)	53,503	52,952
Discover business card	196	198
Total credit card loans	53,699	53,150
Other loans:
Personal loans	4,830	4,191
Private student loans	4,706	3,969
Other	195	135
Total other loans	9,731	8,295
Purchased credit-impaired loans(3)	3,788	4,178
Total loan portfolio	67,218	65,623
Total loan receivables	67,366	65,771
Allowance for loan losses	(1,644)	(1,648)
Net loan receivables	$65,722	$64,123

(1)	Substantially all mortgage loans held for sale are pledged as collateral against the warehouse line of credit used to fund consumer residential loans.

(2)
Amounts include $20.2 billion underlying investors’ interest in trust debt at September 30, 2014 and December 31, 2013, and $9.3 billion and $10.9 billion in seller's interest at September 30, 2014 and December 31, 2013, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for further information.

(3)
Amounts include $2.0 billion and $2.2 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at September 30, 2014 and December 31, 2013. See Note 4: Credit Card and Student Loan Securitization Activities. Of the remaining $1.8 billion and $2.0 billion at September 30, 2014 and December 31, 2013, respectively, that were not pledged as collateral, approximately $23 million and $22 million, respectively, represents loans eligible for reimbursement through an indemnification claim. Discover Bank must purchase such loans from the trust before a claim may be filed.

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

Information related to the delinquent and non-accruing loans in the Company’s loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At September 30, 2014
Credit card loans:
Discover card(2)	$479	$439	$918	$401	$164
Discover business card	1	1	2	1	1
Total credit card loans	480	440	920	402	165
Other loans:
Personal loans(3)	26	10	36	9	5
Private student loans (excluding PCI)(4)	61	24	85	24	—
Other	—	2	2	—	24
Total other loans (excluding PCI)	87	36	123	33	29
Total loan receivables (excluding PCI)	$567	$476	$1,043	$435	$194

At December 31, 2013
Credit card loans:
Discover card(2)	$464	$445	$909	$406	$154
Discover business card	1	2	3	2	1
Total credit card loans	465	447	912	408	155
Other loans:
Personal loans(3)	21	8	29	8	5
Private student loans (excluding PCI)(4)	48	18	66	18	—
Other	1	2	3	—	40
Total other loans (excluding PCI)	70	28	98	26	45
Total loan receivables (excluding PCI)	$535	$475	$1,010	$434	$200

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $7 million for the three months ended September 30, 2014 and 2013 and was $20 million and $22 million for the nine months ended September 30, 2014 and 2013, respectively. The Company does not separately systematically compute the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' quarterly average balances and rates prior to non-accrual status.

(2)
Consumer credit card loans that are 90 or more days delinquent and accruing interest include $40 million and $41 million of loans accounted for as troubled debt restructurings at September 30, 2014 and December 31, 2013, respectively.

(3)	Personal loans that are 90 or more days delinquent and accruing interest include $2 million of loans accounted for as troubled debt restructurings at September 30, 2014 and December 31, 2013.

(4)
Private student loans that are 90 or more days delinquent and accruing interest include $4 million and $3 million of loans accounted for as troubled debt restructurings at September 30, 2014 and December 31, 2013, respectively.

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
Information related to the net charge-offs in the Company's loan portfolio, which excludes loans held for sale, is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended September 30,
	2014		2013
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans:
Discover card	$288	2.16%	$257	2.05%
Discover business card	1	1.82%	1	2.12%
Total credit card loans	289	2.16%	258	2.05%
Other loans:
Personal loans	23	1.92%	20	2.01%
Private student loans (excluding PCI)	12	1.14%	12	1.33%
Other	—	0.60%	1	2.35%
Total other loans (excluding PCI)	35	1.50%	33	1.65%
Net charge-offs as a percentage of total loans (excluding PCI)	$324	2.06%	$291	2.00%
Net charge-offs as a percentage of total loans (including PCI)	$324	1.94%	$291	1.86%

	For the Nine Months Ended September 30,
	2014		2013
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans:
Discover card	$880	2.27%	$827	2.25%
Discover business card	3	1.75%	4	2.31%
Total credit card loans	883	2.27%	831	2.25%
Other loans:
Personal loans	66	1.98%	58	2.18%
Private student loans (excluding PCI)	40	1.25%	32	1.25%
Other	1	0.88%	1	1.72%
Total other loans (excluding PCI)	107	1.58%	91	1.66%
Net charge-offs as a percentage of total loans (excluding PCI)	$990	2.16%	$922	2.17%
Net charge-offs as a percentage of total loans (including PCI)	$990	2.03%	$922	2.01%

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
At September 30, 2014
Discover card	83%	17%
Discover business card	92%	8%
Personal loans	97%	3%
Private student loans (excluding PCI)(1)	95%	5%

At December 31, 2013
Discover card	83%	17%
Discover business card	92%	8%
Personal loans	97%	3%
Private student loans (excluding PCI)(1)	95%	5%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties, but still willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At September 30, 2014 and December 31, 2013, there were $44 million and $110 million of private student loans, including PCI, in forbearance, respectively. In addition, at September 30, 2014 and December 31, 2013, there were 0.8% and 1.9% of private student loans in forbearance as a percentage of student loans in repayment and forbearance, respectively. At September 30, 2014, the dollar amount of loans in forbearance and loans in forbearance as a percentage of private student loans in repayment and forbearance were lower when compared to December 31, 2013 due to the implementation of temporary reduced payment programs, which normally consist of a reduction of the minimum payment for a period of no longer than 12 months at a time. Loans in these programs are not considered to be in forbearance.
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

The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Three Months Ended September 30, 2014
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,359	$109	$128	$18	$1,614
Additions:
Provision for loan losses	318	22	16	(2)	354
Deductions:
Charge-offs	(400)	(26)	(14)	—	(440)
Recoveries	111	3	2	—	116
Net charge-offs	(289)	(23)	(12)	—	(324)
Balance at end of period	$1,388	$108	$132	$16	$1,644

	For the Three Months Ended September 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,360	$98	$82	$16	$1,556
Additions:
Provision for loan losses	291	28	14	—	333
Deductions:
Charge-offs	(381)	(21)	(13)	(1)	(416)
Recoveries	123	1	1	—	125
Net charge-offs	(258)	(20)	(12)	(1)	(291)
Balance at end of period	$1,393	$106	$84	$15	$1,598

	For the Nine Months Ended September 30, 2014
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions:
Provision for loan losses	865	62	59	—	986
Deductions:
Charge-offs	(1,223)	(74)	(44)	(1)	(1,342)
Recoveries	340	8	4	—	352
Net charge-offs	(883)	(66)	(40)	(1)	(990)
Balance at end of period	$1,388	$108	$132	$16	$1,644

	For the Nine Months Ended September 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	611	65	41	15	732
Deductions:
Charge-offs	(1,220)	(63)	(34)	(1)	(1,318)
Recoveries	389	5	2	—	396
Net charge-offs	(831)	(58)	(32)	(1)	(922)
Balance at end of period	$1,393	$106	$84	$15	$1,598

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$69	$66	$211	$213
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$16	$14	$50	$44

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio (which excludes loans held for sale) by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans	Other Loans	Total
At September 30, 2014
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,228	$103	$94	$2	$1,427
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	160	5	10	14	189
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Total allowance for loan losses	$1,388	$108	$132	$16	$1,644
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$52,654	$4,779	$4,672	$133	$62,238
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,045	51	34	62	1,192
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	3,788	—	3,788
Total recorded investment	$53,699	$4,830	$8,494	$195	$67,218

At December 31, 2013
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,218	$109	$76	$1	$1,404
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	188	3	9	16	216
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Total allowance for loan losses	$1,406	$112	$113	$17	$1,648
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$52,027	$4,160	$3,941	$56	$60,184
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,123	31	28	79	1,261
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	4,178	—	4,178
Total recorded investment	$53,150	$4,191	$8,147	$135	$65,623

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

(2)
The unpaid principal balance of credit card loans was $883 million and $900 million at September 30, 2014 and December 31, 2013, respectively. The unpaid principal balance of personal loans was $51 million and $31 million at September 30, 2014 and December 31, 2013, respectively. The unpaid principal balance of student loans was $33 million and $26 million at September 30, 2014 and December 31, 2013, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

Troubled Debt Restructurings
The Company has internal loan modification programs that provide relief to credit card, personal loan and student loan borrowers who are experiencing financial hardship. The internal loan modification programs include both temporary and permanent programs which vary by product. External loan modification programs are also available for credit card and personal loans. Credit card, personal and student loans that have permanent, and certain temporary, modifications, as well as certain grants of student loan forbearance, are considered to be individually impaired. In addition, loans that defaulted or graduated from modification programs or forbearance are considered to be individually impaired. As a result, the above mentioned loans are considered troubled debt restructurings and are accounted for in accordance with ASC Subtopic 310-40, Troubled Debt Restructurings by Creditors.
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
To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance periods of up to 12 months over the life of the loan. The Company does not anticipate significant shortfalls in the contractual amount due for borrowers using a first hardship forbearance period as the historical performance of these borrowers is not significantly different from the overall portfolio. However, when a borrower is 30 or more days delinquent and granted a second hardship forbearance period, the forbearance is considered a troubled debt restructuring. In addition, the Company offers temporary reduced payment programs, which normally consist of a reduction of the minimum payment for a period of no longer than 12 months at a time. When a student loan borrower is enrolled in the temporary reduced payment program for 12 months or fewer over the life of the loan, the modification is not considered a troubled debt restructuring. However, when a borrower is enrolled in the temporary reduced payment program for more than 12 months over the life of the loan, the modification is considered a troubled debt restructuring.
For personal loan customers, in certain situations the Company offers various payment programs, including temporary and permanent programs. The temporary programs normally consist of a reduction of the minimum payment for a period of no longer than 12 months with the option of a final balloon payment required at the end of the loan term or an extension of the maturity date with the total term not exceeding nine years. Further, in certain circumstances the interest rate on the loan is reduced. The permanent program involves changing the terms of the loan in order to pay off the outstanding balance over a longer term and also in certain circumstances reducing the interest rate on the loan. Similar to the temporary programs, the total term may not exceed nine years. The Company also allows loan modifications for customers who request financial assistance through external sources, similar to the credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans included in temporary and permanent programs are accounted for as troubled debt restructurings. Beginning in first quarter of 2014, loan modifications through external sources are accounted for as troubled debt restructurings.
The Company monitors borrower performance after using payment programs or forbearance and the Company believes the programs help to prevent defaults and are useful in assisting customers experiencing financial difficulties. The Company plans to continue to use payment programs and forbearance and, as a result, expects to have additional loans classified as troubled debt restructurings in the future.
Loans classified as troubled debt restructurings are recorded at their present value with impairment measured as the difference between the loan balance and the discounted present value of cash flows expected to be collected. Consistent with the Company’s measurement of impairment of modified loans on a pooled basis, the discount rate used for credit card loans in internal programs is the average current annual percentage rate applied to non-impaired credit card loans, which approximates what would have applied to the pool of modified loans prior to impairment. The discount rate used for credit card loans in external programs reflects a rate that is consistent with rates offered to cardmembers not in a program that have similar risk characteristics. For student and personal loans, the discount rate used is the average contractual rate prior to modification.

Interest income from loans accounted for as troubled debt restructurings is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs.
Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended September 30, 2014
Credit card loans
Modified credit card loans(3)	$248	$11	$1
Internal programs	$449	$3	$15
External programs	$353	$7	$4
Personal loans	$49	$2	$—
Student loans(4)	$33	$1	N/A

For the Three Months Ended September 30, 2013
Credit card loans
Modified credit card loans(3)	$263	$12	$—
Internal programs	$457	$2	$17
External programs	$447	$9	$3
Personal loans	$27	$1	$1
Student loans(4)	$22	$—	N/A

For the Nine Months Ended September 30, 2014
Credit card loans
Modified credit card loans(3)	$251	$34	$3
Internal programs	$452	$9	$46
External programs	$374	$21	$10
Personal loans	$46	$4	$1
Student loans(4)	$31	$2	N/A

For the Nine Months Ended September 30, 2013
Credit card loans
Modified credit card loans(3)	$271	$37	$2
Internal programs	$473	$7	$50
External programs	$477	$28	$8
Personal loans	$24	$2	$1
Student loans(4)	$20	$1	N/A

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

(3)
This balance is considered impaired, but is excluded from the internal and external program amounts reflected in this table. Represents credit card loans that were modified in troubled debt restructurings, but are no longer enrolled in troubled debt restructuring program due to noncompliance with the terms of the modification or successful completion of a program.

(4)	Student loan customers who have been granted a forbearance are not given interest rate reductions.
In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three and nine months ended September 30, 2014 and 2013, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended September 30, 2014 and 2013, the Company forgave approximately $11 million and $10 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program. During the nine months ended September 30, 2014 and 2013, the Company forgave approximately $30 million of interest and fees as a result of accounts entering into a credit card loan modification program.
The following table provides information on loans that entered a loan modification program during each period (dollars in millions):

	For the Three Months Ended September 30,
	2014		2013
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	12,115	$80	10,671	$67
External programs	8,203	$42	8,665	$47
Personal loans	980	$12	665	$8
Student loans	393	$6	292	$5

	For the Nine Months Ended September 30,
	2014		2013
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	35,199	$232	30,149	$190
External programs	24,458	$128	26,652	$144
Personal loans	2,512	$30	1,618	$20
Student loans	1,045	$15	590	$12

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended September 30,
	2014		2013
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card:
Internal programs(1)(2)	2,488	$15	1,778	$11
External programs(1)(2)	1,874	$8	2,178	$9
Personal loans(2)	118	$2	74	$1
Student loans(3)	286	$4	214	$4

	For the Nine Months Ended September 30,
	2014		2013
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card:
Internal programs(1)(2)	7,282	$44	7,170	$45
External programs(1)(2)	5,440	$23	6,399	$27
Personal loans(2)	321	$4	159	$2
Student loans(3)	820	$12	405	$9

(1)
The outstanding balance upon default is the loan balance at the end of the month prior to default. Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked in most cases.

(2)	A customer defaults from a modification program after two consecutive missed payments.

(3)	Student loan defaults have been defined as loans that are 60 or more days delinquent.
Of the account balances that defaulted as shown above for the three months ended September 30, 2014 and 2013, approximately 34% and 33%, respectively, of the total balances charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the nine months ended September 30, 2014 and 2013, approximately 36% and 42%, respectively, of the total balances charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction as well as the additional private student loan portfolio acquired from Citibank, comprise the Company’s only PCI loans at September 30, 2014 and December 31, 2013. Total PCI student loans had an outstanding balance of $4.1 billion and $4.6 billion, including accrued interest, and a related carrying amount of $3.8 billion and $4.2 billion as of September 30, 2014 and December 31, 2013, respectively.

The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$1,450	$1,952	$1,580	$2,072
Accretion into interest income	(64)	(66)	(198)	(205)
Other changes in expected cash flows	—	(1)	4	18
Balance at end of period	$1,386	$1,885	$1,386	$1,885

Periodically, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. The Company recorded no provision expense during the three and nine months ended September 30, 2014 and 2013. The allowance for PCI loan losses at September 30, 2014 and December 31, 2013 was $28 million. For the three months ended September 30, 2014, there were no changes in other cash flow assumptions. For the nine months ended September 30, 2014, changes in other cash flow assumptions resulted in an increase in accretable yield primarily related to change in borrower prepayments. While there were no changes to overall credit loss assumptions during the nine months ended September 30, 2013, changes to other cash flow expectations during nine months ended September 30, 2013 resulted in the changes to accretable yield reflected in the table above. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At September 30, 2014, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.36% and 0.78%, respectively. At December 31, 2013, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.33% and 0.80%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.63% and 1.09% for the three months ended September 30, 2014 and 2013, respectively, and 0.63% and 1.33% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in net charge-off rate on PCI student loans is primarily due to seasoning of the portfolio and introduction of the temporary interest-only programs, which reduce the borrower's minimum payment for a period of no longer than 12 months at a time.
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

The following table provides a summary of the initial unpaid principal balance of mortgage loans sold during each period, by type of loan (dollars in millions):

	For the Three Months Ended September 30,
	2014		2013
	Amount	%	Amount	%
Conforming(1)	$704	90.03%	$705	77.64%
FHA(2)	64	8.18	202	22.25
Jumbo(3)	11	1.41	1	0.11
VA(4)	3	0.38	—	—
Total	$782	100.00%	$908	100.00%

	For the Nine Months Ended September 30,
	2014		2013
	Amount	%	Amount	%
Conforming(1)	$1,723	90.16%	$2,208	64.50%
FHA(2)	161	8.42	1,214	35.47
Jumbo(3)	24	1.26	1	0.03
VA(4)	3	0.16	—	—
Total	$1,911	100.00%	$3,423	100.00%

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The initial loan amount must be within certain limits.

(3)	Jumbo loans are loans with an initial amount larger than the limits set by a Government Sponsored Enterprise.

(4)	VA loans are loans that are insured by and conform to the Department of Veteran Affairs guidelines.
The following table represents the loans held for sale by type of loan (dollars in millions):

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
Conforming(1)	$129	87.16%	$136	91.89%
FHA(2)	15	10.14	11	7.43
Jumbo(3)	2	1.35	1	0.68
VA(4)	2	1.35	—	—
Total	$148	100.00%	$148	100.00%

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The initial loan amount must be within certain limits.

(3)	Jumbo loans are loans with an initial loan amount larger than the limits set by a Government Sponsored Enterprise.

(4)	VA loans are loans that are insured by and conform to the Department of Veteran Affairs guidelines.

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
The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. In this structure, in order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes, the majority of which are held by wholly-owned subsidiaries of Discover Bank. The previous DCMT structure consisted of Class A, triple-A rated certificates and Class B, single-A rated certificates held by third parties. Credit enhancement was provided by the subordinated Class B certificates, cash collateral accounts and more subordinated Series 2009-CE certificates held by a wholly-owned subsidiary of Discover Bank. The credit-related risk of loss associated with trust assets as of the balance sheet date to which the Company is exposed through the retention of these subordinated interests is fully captured in the allowance for loan losses recorded by the Company.
The Company’s credit card securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company. The Company’s retained interests in the assets of the trusts, consisting of investments in DCENT notes and previously DCMT certificates held by subsidiaries of Discover Bank, constitute intercompany positions which are eliminated in the preparation of the Company’s condensed consolidated statement of financial condition.
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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	September 30, 2014	December 31, 2013
Cash collateral accounts	$—	$59
Collections and interest funding accounts	15	31
Restricted cash	15	90
Investors’ interests held by third-party investors	14,750	15,190
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,466	5,024
Seller’s interest	9,289	10,898
Loan receivables(1)	29,505	31,112
Allowance for loan losses allocated to securitized loan receivables(1)	(772)	(833)
Net loan receivables	28,733	30,279
Other	37	34
Carrying value of assets of consolidated variable interest entities	$28,785	$30,403

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
In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of September 30, 2014, no economic or other early amortization events have occurred.
The table below provides information concerning investors’ interests and related excess spread at the end of the current period (dollars in millions):

At September 30, 2014	Investors’ Interests(1)	# of Series Outstanding	3-Month Rolling Average Excess Spread
Discover Card Execution Note Trust (DiscoverSeries notes)	$20,216	37	13.63%

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.
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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	September 30, 2014	December 31, 2013
Restricted cash	$85	$89

Student loan receivables(1)	2,038	2,248
Allowance for loan losses allocated to securitized loan receivables(1)	(28)	(28)
Net student loan receivables	2,010	2,220
Carrying value of assets of consolidated variable interest entities	$2,095	$2,309

(1)
The Company maintains its allowance for loan losses on purchased credit-impaired loans sufficient to absorb probable decreases in cash flows that were previously expected. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company's balance sheet in accordance with GAAP.

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
As of September 30, 2014 and December 31, 2013, the Company had approximately $28.8 billion and $28.4 billion, respectively, of direct-to-consumer deposits. As of September 30, 2014 and December 31, 2013, the Company had approximately $16.6 billion and $16.4 billion, respectively, of brokered and other deposits.
A summary of interest-bearing deposit accounts is as follows (dollars in millions):

	September 30, 2014	December 31, 2013
Certificates of deposit in amounts less than $100,000(1)	$20,908	$21,211
Certificates of deposit from amounts of $100,000(1) to less than $250,000(1)	4,605	4,860
Certificates of deposit in amounts of $250,000(1) or greater	1,174	1,180
Savings deposits, including money market deposit accounts	18,490	17,515
Total interest-bearing deposits	$45,177	$44,766
Average annual interest rate	1.30%	1.57%

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
At the end of the current period, certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter were as follows (dollars in millions):

Year	Amount
2014	$3,110
2015	$10,714
2016	$5,068
2017	$3,110
2018	$1,958
Thereafter	$2,727

6.	Long-Term Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted average interest rates on balances outstanding at period end (dollars in millions):

	September 30, 2014		December 31, 2013
	Outstanding	Interest Rate	Outstanding	Interest Rate	Interest Rate Terms	Maturity
Securitized Debt
Fixed rate asset-backed securities
Principal value (including discount of $1 at September 30, 2014 and December 31, 2013)	$7,749	1.82%	$5,549	1.86%	Various fixed rates	Various February 2015 - July 2019
Fair value adjustment(1)	3		5
Book value	7,752		5,554
Floating rate asset-backed securities	6,150	0.51%	9,140	0.46%	1-month LIBOR(2) + 18 to 58 basis points	Various July 2015 - January 2019
Floating rate asset-backed securities	850	0.43%	—	—%	3-month LIBOR(2) + 20 basis points	February 2017
Floating rate asset-backed securities	—	—%	500	0.44%	Commercial Paper rate + 30 basis points	March 2014
Total Discover Card Master Trust I and Discover Card Execution Note Trust	14,752		15,194
Floating rate asset-backed securities (including discount of $97 and $129 at September 30, 2014 and December 31, 2013)	869	0.48%	1,005	0.48%	3-month LIBOR(2) + 12 to 45 basis points	Various January 2019 - July 2036 (3)
Floating rate asset-backed securities (including discount of $2 and $3 at September 30, 2014 and December 31, 2013)	364	4.25%	434	4.25%	Prime rate + 100 basis points	June 2031 (3)
Floating rate asset-backed securities (including premium of $1 at September 30, 2014 and December 31, 2013)	89	4.00%	105	4.00%	Prime rate + 75 basis points	July 2042 (3)
Floating rate asset-backed securities (including premium of $2 and $3 at September 30, 2014 and December 31, 2013)	202	3.65%	248	3.66%	1-month LIBOR(2) + 350 basis points	July 2042 (3)
Total SLC Private Student Loan Trusts	1,524		1,792
Total Long-Term Borrowings—owed to securitization investors	16,276		16,986
Discover Financial Services (Parent Company)
Fixed rate senior notes due 2017
Principal value	400	6.45%	400	6.45%	Fixed	June 2017
Fair value adjustment(1)	6		13
Book value	406		413
Fixed rate senior notes due 2019	78	10.25%	78	10.25%	Fixed	July 2019
Fixed rate senior notes due 2022 (including discount of $98 and $103 at September 30, 2014 and December 31, 2013)(4)	224	5.20%	219	5.20%	Fixed	April 2022
Fixed rate senior notes due 2022 (including discount of $157 and $165 at September 30, 2014 and December 31, 2013)(5)	343	3.85%	335	3.85%	Fixed	November 2022
Discover Bank
Senior bank notes due 2018	750	2.00%	750	2.00%	Fixed	February 2018
Senior bank notes due 2021 (including discount of $2 at September 30, 2014)	748	3.20%	—	—%	Fixed	August 2021
Senior bank notes due 2023 (including discount of $5 and $6 at September 30, 2014 and December 31, 2013)	995	4.20%	994	4.20%	Fixed	August 2023
Senior bank notes due 2026 (including discount of $1 at September 30, 2014)	399	4.25%	—	—%	Fixed	March 2026
Subordinated bank notes due 2019	200	8.70%	200	8.70%	Fixed	November 2019
Subordinated bank notes due 2020 (including discount of $2 at September 30, 2014 and December 31, 2013)	498	7.00%	498	7.00%	Fixed	April 2020
Capital lease obligations	1	4.51%	1	4.51%	Fixed	April 2016
Total long-term borrowings	$20,918		$20,474

(1)	The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in LIBOR. See Note 14: Derivatives and Hedging Activities.

(2)	London Interbank Offered Rate (“LIBOR”).

(3)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(4)
Discount primarily relates to $115 million cash premium paid at issuance as part of 2012 private exchange offer to replace higher rate borrowings with borrowings bearing lower interest rates. During each of the three months ended September 30, 2014 and 2013, $2 million of the premium paid was amortized and included in interest expense in the condensed consolidated statements of income. During the nine months ended September 30, 2014 and 2013, respectively, $6 million and $5 million of the premium paid was amortized and included in interest expense in the condensed consolidated statements of income.

(5)
Discount primarily relates to $176 million cash premium paid at issuance as part of 2012 private exchange offer to replace higher rate borrowings with borrowings bearing lower interest rates. During the three months ended September 30, 2014 and 2013, respectively, $3 million and $2 million of the premium paid was amortized and included in interest expense in the condensed consolidated statements of income. During the nine months ended September 30, 2014 and 2013. respectively, $9 million and $8 million of the premium paid was amortized and included in interest expense in the condensed consolidated statements of income.

Maturities
Long-term borrowings had the following maturities at the end of the current period (dollars in millions):

Year	Amount
Due in 2014	$—
Due in 2015	3,303
Due in 2016	3,050
Due in 2017	3,905
Due in 2018	2,650
Thereafter	8,010
Total	$20,918

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of September 30, 2014, the total commitment of secured credit facilities through private providers was $7.5 billion, none of which had been used at September 30, 2014. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in 2015 and 2016. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

7.	Accumulated Other Comprehensive (Loss) Income
Changes in each component of accumulated other comprehensive (loss) income ("AOCI") were as follows (dollars in millions):

	Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax	Gain (Loss) on Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax(1)	Pension and Post Retirement Plan Loss, Net of Tax	AOCI
For the Three Months Ended September 30, 2014
Balance at June 30, 2014	$29	$(1)	$1	$(101)	$(72)
Net change	(9)	12	(1)	—	2
Balance at September 30, 2014	$20	$11	$—	$(101)	$(70)

For the Three Months Ended September 30, 2013
Balance at June 30, 2013	$29	$10	$—	$(146)	$(107)
Net change	4	(7)	1	—	(2)
Balance at September 30, 2013	$33	$3	$1	$(146)	$(109)

For the Nine Months Ended September 30, 2014
Balance at December 31, 2013	$19	$13	$1	$(101)	$(68)
Net change	1	(2)	(1)	—	(2)
Balance at September 30, 2014	$20	$11	$—	$(101)	$(70)

For the Nine Months Ended September 30, 2013
Balance at December 31, 2012	$71	$3	$—	$(146)	$(72)
Net change	(38)	—	1	—	(37)
Balance at September 30, 2013	$33	$3	$1	$(146)	$(109)

(1)	Includes unrealized gains/losses on hedge of net investment in foreign subsidiary, net of tax expense/benefit and net gains/losses on foreign currency translation adjustments.

The table below presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Three Months Ended September 30, 2014
Available-for-Sale Investment Securities:
Net unrealized holding losses arising during the period	$(15)	$6	$(9)
Net change	$(15)	$6	$(9)
Cash Flow Hedges:
Net unrealized gains arising during the period	$10	$(4)	$6
Amounts reclassified from AOCI	11	(5)	6
Net change	$21	$(9)	$12
Foreign Currency Translation Adjustments:
Net unrealized losses arising during the period	$(1)	$—	$(1)
Net change	$(1)	$—	$(1)

For the Three Months Ended September 30, 2013
Available-for-Sale Investment Securities:
Net unrealized holding gains arising during the period	$7	$(3)	$4
Amounts reclassified from AOCI	(1)	1	—
Net change	$6	$(2)	$4
Cash Flow Hedges:
Net unrealized losses arising during the period	$(17)	$6	$(11)
Amounts reclassified from AOCI	6	(2)	4
Net change	$(11)	$4	$(7)
Foreign Currency Translation Adjustments:
Net unrealized gains arising during the period	$1	$—	$1
Net change	$1	$—	$1

The table below presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Nine Months Ended September 30, 2014
Available-for-Sale Investment Securities:
Net unrealized holding gains arising during the period	$5	$(2)	$3
Amounts reclassified from AOCI	(4)	2	(2)
Net change	$1	$—	$1
Cash Flow Hedges:
Net unrealized losses arising during the period	$(28)	$10	$(18)
Amounts reclassified from AOCI	26	(10)	16
Net change	$(2)	$—	$(2)
Foreign Currency Translation Adjustments:
Net unrealized losses arising during the period	$(1)	$—	$(1)
Net change	$(1)	$—	$(1)

For the Nine Months Ended September 30, 2013
Available-for-Sale Investment Securities:
Net unrealized holding losses arising during the period	$(58)	$22	$(36)
Amounts reclassified from AOCI	(3)	1	(2)
Net change	$(61)	$23	$(38)
Cash Flow Hedges:
Net unrealized losses arising during the period	$(1)	$—	$(1)
Amounts reclassified from AOCI	2	(1)	1
Net change	$1	$(1)	$—
Foreign Currency Translation Adjustments:
Net unrealized gains arising during the period	$1	$—	$1
Net change	$1	$—	$1

8.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Income before income tax expense	$1,009	$946	$3,046	$3,007
Income tax expense	$365	$353	$1,127	$1,139
Effective income tax rate	36.2%	37.3%	37.0%	37.9%

Income tax expense increased $12 million for the three months ended September 30, 2014, as compared to the same period in 2013 due to an increase in pretax income. The effective tax rate decreased from 37.3% for the three months ended September 30, 2013 to 36.2% for the three months ended September 30, 2014 due to recognition of tax benefits attributable to prior year tax adjustments. The 2013 prior period included a one-time increase to unrecognized tax benefits.
Income tax expense decreased $12 million for the nine months ended September 30, 2014, as compared to the same period in 2013. The effective tax rate decreased from 37.9% for the nine months ended September 30, 2013 to 37.0% for the nine months ended September 30, 2014 due to a favorable adjustments to unrecognized tax benefits and decreases in state income tax rates as a result of the changes in state apportionment factors.
The Company is subject to examination by the Internal Revenue Service (“IRS”), various state and foreign tax jurisdictions. The tax years under examination vary by jurisdiction. The IRS is currently examining 2011 through 2012.
The Company is pursuing an administrative appeal of the IRS’s proposed assessment for the years 1999 through 2005. It is reasonably possible that a settlement of the IRS appeal for the years 1999 through 2005 and certain state audits may be made within 12 months of the reporting date. In the second quarter of 2014, the IRS issued a Notice of Proposed Adjustment for the years 2006 through June 30, 2007, which was accepted by the Company, resulting in the recognition of previously unrecognized tax benefits for those years. At this time, as a result of such settlements, the Company believes it is reasonably possible that a reduction of unrecognized tax benefits in the range of $90 million to $340 million could be recognized. The Company is also pursuing an administrative appeal of the IRS's proposed assessment for the years 2008 through 2010.
The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that could result from such examinations.

9.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$644	$593	$1,919	$1,868
Preferred stock dividends	(9)	(9)	(28)	(28)
Net income available to common stockholders	635	584	1,891	1,840
Income allocated to participating securities	(5)	(5)	(13)	(14)
Net income allocated to common stockholders	$630	$579	$1,878	$1,826
Denominator:
Weighted average shares of common stock outstanding	460	482	466	489
Effect of dilutive common stock equivalents	1	2	1	2
Weighted average shares of common stock outstanding and common stock equivalents	461	484	467	491
Basic earnings per common share	$1.37	$1.20	$4.03	$3.73
Diluted earnings per common share	$1.37	$1.20	$4.02	$3.72

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three and nine months ended September 30, 2014 and 2013, respectively.

10.	Capital Adequacy
The Company is subject to the capital adequacy guidelines of the Federal Reserve, and Discover Bank (the “Bank”), the Company’s main banking subsidiary, is subject to various regulatory capital requirements as administered by the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial position and results of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. As of September 30, 2014, the Company and the Bank met all capital adequacy requirements to which they were subject. Under regulatory capital requirements, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. As of September 30, 2014, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.
The following table shows the actual capital amounts and ratios of the Company and the Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2014
Total capital (to risk-weighted assets)
Discover Financial Services	$12,494	17.8%	$5,611	≥8.0%	$7,013	≥10.0%
Discover Bank	$11,044	15.9%	$5,549	≥8.0%	$6,937	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,910	15.6%	$2,805	≥4.0%	$4,208	≥6.0%
Discover Bank	$9,470	13.7%	$2,775	≥4.0%	$4,162	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,910	13.7%	$3,195	≥4.0%	$3,994	≥5.0%
Discover Bank	$9,470	12.0%	$3,156	≥4.0%	$3,945	≥5.0%

At December 31, 2013
Total capital (to risk-weighted assets)
Discover Financial Services	$11,975	17.4%	$5,492	≥8.0%	$6,865	≥10.0%
Discover Bank	$10,496	15.5%	$5,428	≥8.0%	$6,785	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,409	15.2%	$2,746	≥4.0%	$4,119	≥6.0%
Discover Bank	$8,941	13.2%	$2,714	≥4.0%	$4,071	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,409	13.4%	$3,116	≥4.0%	$3,895	≥5.0%
Discover Bank	$8,941	11.6%	$3,077	≥4.0%	$3,847	≥5.0%

11.	Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2024. At the end of the current period, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in millions):

	Capitalized Leases	Operating Leases
2014	$—	$4
2015	1	16
2016	—	16
2017	—	13
2018	—	12
Thereafter	—	52
Total minimum lease payments	1	$113
Less: Amount representing interest	—
Present value of net minimum lease payments	$1

Unused Commitments to Extend Credit
At September 30, 2014, the Company had unused commitments to extend credit for loans of approximately $169.1 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
Mortgage Loans Representations and Warranties
The Company sells loans it originates to investors on a servicing released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company is required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At September 30, 2014, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition. The related provision was included in other income on the condensed consolidated statements of income.
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

September 30, 2014
Diners Club:
Merchant guarantee	$124
PULSE:
ATM guarantee	$1

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of September 30, 2014, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million subject to annual adjustment based on actual transaction experience. However, as of September 30, 2014, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.
Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution) or after expiration of the time period for chargebacks in the applicable agreement, the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and nine months ended September 30, 2014 or 2013.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Aggregate sales transaction volume(1)	$31,963	$30,633	$92,262	$88,073

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of September 30, 2014 or December 31, 2013. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.
 The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition (dollars in millions):

	September 30, 2014	December 31, 2013
Settlement withholdings and escrow deposits	$19	$17

12.	Litigation and Regulatory Matters
In the normal course of business, from time to time, the Company has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company contests liability and/or the amount of damages as appropriate in each pending matter.
The Company has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and the Company’s exposure to litigation, but there can be no assurance that the Company will continue to be successful in enforcing its arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers, and may cause the Company, to discontinue their use. In addition, bills are periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") authorized the Consumer Financial Protection Bureau (the "CFPB") to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. A preliminary report on arbitration agreements issued by the CFPB expressed concerns about these agreements that may signal the CFPB is contemplating taking such steps. Further, the Company is involved in pending legal actions challenging its arbitration clause.
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, consumer regulatory, accounting, tax and other operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief, which could materially impact the Company's financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. For example, Discover Bank entered into a Consent Order with the FDIC as described more fully below. Also, the Federal Reserve notified the Company of its intention to enter into a supervisory action with the Company to require enhancements to the Company's enterprise-wide anti-money laundering and related compliance programs. In addition, as previously disclosed, the CFPB issued a Civil Investigative Demand to Discover Bank seeking documents and information regarding certain of Discover Bank’s student loan servicing practices, which could lead to a supervisory action. The Company and Discover Bank are cooperating with the Federal Reserve and the CFPB, respectively, on these matters. Supervisory actions generally can include demands for civil money penalties, changes to certain business practices and customer restitution. Supervisory actions related to anti-money laundering and related laws and regulations will limit for a period of time the Company's ability to enter into certain types of acquisitions and make certain types of investments.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation expense was not material for the three and nine months ended September 30, 2014 and 2013.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is up to $165 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, takes into account the Company’s best estimate of such losses for those matters for which an estimate can be made, and does not represent the Company’s maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
On August 14, 2012, a purported shareholder, James Groen, filed a shareholder derivative action in the U.S. District Court for the Northern District of Illinois (Groen v. Nelms et al.) against the Company’s board of directors, certain current and former officers and directors and the Company as nominal defendant. On August 27, 2012, a second purported shareholder, the Charter Township of Clinton Police and Fire Retirement System, filed a substantially identical shareholder derivative action in the same court against the same parties (Charter Township of Clinton Police and Fire Retirement System v. Nelms et al.). On September 25, 2012, the actions were consolidated, and on February 19, 2013, the plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts claims against the board of directors and certain current and former officers and directors for alleged breach of fiduciary duty, corporate waste and unjust enrichment arising out of the Company’s alleged violations of the law in connection with the marketing and sale of its protection products. The relief sought in the consolidated complaint includes changes to the Company’s corporate governance procedures; unspecified damages, injunctive relief, restitution and disgorgement from the individual defendants; and attorneys’ fees. On April 5, 2013, the defendants filed a motion to dismiss the amended consolidated complaint, and on June 5, 2013, briefing on the motion to dismiss was completed. The motion to dismiss is currently pending.
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
On September 2, 2014, a purported shareholder, Steamfitters Local 449 Pension Fund, filed a shareholder derivative action in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (Steamfitters Local 449 Pension Fund, derivatively on behalf of Discover Financial Services v. David W. Nelms, et al.) against the Company’s board of directors and certain current and former officers and directors of the Company. The complaint asserts claims for alleged breach of fiduciary duty, corporate waste and unjust enrichment arising out of the Company’s alleged violations of the law in connection with the marketing and sale of protection products. The relief sought in the consolidated complaint includes changes to the Company’s corporate governance procedures, unspecified damages, restitution and disgorgement from the individual defendants, and attorneys’ fees. On September 25, 2014, the court entered an order staying the case until 30 days after the U.S. District Court for the Northern District of Illinois enters an order on defendants’ motion to dismiss the amended consolidated complaint in Groen v. Nelms et al. and Charter Township of Clinton Police and Fire Retirement System v. Nelms et al. (as consolidated, the Groen and Charter Township cases are now captioned: In re Discover Financial Services Derivative Litigation).
On September 3, 2014, a collective action lawsuit was filed against the Company by a former employee in the U.S. District Court for the Northern District of Illinois (Pawel Holda, et al. v. Discover Financial Services). The plaintiff alleges that the Company misclassified employees as being exempt from the Fair Labor Standards Act. The plaintiff seeks to recover overtime pay on behalf of himself and other allegedly similarly situated employees together with penalties, interest and attorney's fees. The Company will seek to vigorously defend against the claims asserted in this matter.

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

•
Level 2: Fair values determined by Level 2 inputs are those that utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active or inactive markets, quoted prices for the identical assets in an inactive market and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company evaluates factors such as the frequency of transactions, the size of the bid-ask spread and the significance of adjustments made when considering transactions involving similar assets or liabilities to assess the relevance of those observed prices. If relevant and observable prices are available, the fair values of the related assets or liabilities would be classified as Level 2.

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
During the nine months ended September 30, 2014, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's condensed consolidated financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at September 30, 2014
Assets
U.S Treasury securities	$1,334	$—	$—	$1,334
U.S government agency securities	1,038	—	—	1,038
Residential mortgage-backed securities - Agency	—	1,541	—	1,541
Available-for-sale investment securities	$2,372	$1,541	$—	$3,913

Mortgage loans held for sale	$—	$147	$1	$148

Interest rate lock commitments	$—	$—	$6	$6
Forward delivery contracts	—	1	—	1
Other derivative financial instruments	—	55	—	55
Derivative financial instruments	$—	$56	$6	$62

Liabilities
Forward delivery contracts	$—	$2	$—	$2
Other derivative financial instruments	—	8	—	8
Derivative financial instruments	$—	$10	$—	$10

Balance at December 31, 2013
Assets
U.S Treasury securities	$2,057	$—	$—	$2,057
U.S government agency securities	1,561	—	—	1,561
Credit card asset-backed securities of other issuers	—	6	—	6
Residential mortgage-backed securities - Agency	—	1,307	—	1,307
Available-for-sale investment securities	$3,618	$1,313	$—	$4,931

Mortgage loans held for sale	$—	$148	$—	$148

Interest rate lock commitments	$—	$—	$4	$4
Forward delivery contracts	—	5	—	5
Other derivative financial instruments	—	70	—	70
Derivative financial instruments	$—	$75	$4	$79

Liabilities
Forward delivery contracts	$—	$1	$—	$1
Other derivative financial instruments	—	6	—	6
Derivative financial instruments	$—	$7	$—	$7

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three or nine months ended September 30, 2014 and 2013.

Available-for-Sale Investment Securities
Investment securities classified as available-for-sale consist of U.S. Treasury and government agency securities, residential mortgage-backed securities and credit card asset-backed securities issued by other financial institutions. The fair value estimates of investment securities classified as Level 1, consisting of U.S. Treasury and government agency securities, are determined based on quoted market prices for the same or similar securities. The Company classifies all other available-for-sale investment securities as Level 2, the fair value estimates of which are primarily obtained from pricing services, where fair values are estimated using pricing models based on observable market inputs or recent trades of similar securities. The fair value estimates of mortgage-backed and credit card asset-backed securities are based on the best information available. This data may consist of observed market prices, broker quotes or discounted cash flow models that incorporate assumptions such as benchmark yields, issuer spreads, prepayment speeds, credit ratings and losses, the priority of which may vary based on availability of information.
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
At September 30, 2014, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $1.5 billion, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of 4 years.
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
Fair values for each of these instruments are determined using quantitative risk models. The Company has various monitoring processes in place to validate these valuations, including valuations of Level 3 assets. Valuation results are reviewed in comparison to expected results, recent activity and historical trends. Any significant or unusual fluctuations in value are analyzed.

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

•
Interest rate lock commitments. IRLCs for loans to be sold to investors using a mandatory or assignment of trade method derive their base value from an underlying loan type with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and commitment term. IRLCs for loans to be sold to investors on a best-efforts basis derive their base value from the value of the underlying loans using investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, this base value is then adjusted for the anticipated loan funding probability, or pull through rate. The anticipated loan funding probability is an unobservable input based on historical experience, which results in classification of IRLCs as Level 3.

•
Forward delivery contracts. Under the Company's risk management policy, the Company economically hedges the changes in fair value of IRLCs and mortgage loans held for sale caused by changes in interest rates by using TBA MBS and entering into best-efforts forward delivery contracts. These hedging instruments are recorded at fair value with changes in fair value recorded in other income. TBA MBS used to hedge both IRLCs and loans held for sale are valued based primarily on observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, these derivatives are classified as Level 2. Best-efforts forward delivery contracts are valued based on investor pricing tables, which are observable inputs, stratified by product, note rate and term, adjusted for current market conditions. An anticipated loan funding probability is applied to value best-efforts contracts hedging IRLCs, which results in the classification of these contracts as Level 3. The current base loan price and, for best-efforts contracts hedging IRLCs, the anticipated loan funding probability, are the most significant assumptions affecting the value of the best-efforts contracts. The best-efforts forward delivery contracts hedging loans held for sale are classified as Level 2, so such contracts are transferred from Level 3 to Level 2 at the time the underlying loan is originated. For the purposes of the tables below, TBA MBS and best-efforts forward delivery contracts are referred to as forward delivery contracts.
Other Derivative Financial Instruments
The Company's other derivative financial instruments consist of interest rate swaps and foreign exchange forward contracts. These instruments are classified as Level 2 as their fair values are estimated using proprietary pricing models containing certain assumptions based on readily observable market-based inputs, including interest rate curves, option volatility and foreign currency forward and spot rates. In determining fair values, the pricing models use widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and the observable market-based inputs. The fair values of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments are based on an expectation of future interest rates derived from the observable market interest rate curves. The Company considers collateral and master netting agreements that mitigate credit exposure to counterparties in determining the counterparty credit risk valuation adjustment. The fair values of the currency instruments are valued comparing the contracted forward exchange rate pertaining to the specific contract maturities to the current market exchange rate.
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
Assets and Liabilities under the Fair Value Option
The Company has elected to account for mortgage loans held for sale at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting. At September 30, 2014 and December 31, 2013, the aggregate unpaid principal balance of loans held for sale for which the fair value option had been elected was $144 million and $146 million, respectively. At September 30, 2014 and December 31, 2013, the same loans both had a fair value of $148 million. For the three and nine months ended September 30, 2014, respectively, $10 million and $13 million of losses from fair value adjustments on mortgage loans held for sale were recorded in other income on the condensed consolidated statements of income. For the three and nine months ended September 30, 2013, respectively, $6 million and $30 million of losses from fair value adjustments on mortgage loans held for sale were recorded in other income on the condensed consolidated statements of income.

Level 3 Financial Instruments Only
Changes in Level 3 Assets and Liabilities Measure at Fair Value on a Recurring Basis
The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in millions):

For the Three Months Ended September 30, 2014
	Balance at June 30, 2014	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at September 30, 2014
Interest rate lock commitments	$8	—	—	18	—	—	2	(22)	$6
Mortgage loans held for sale	$—	1	—	—	1	(1)	—	—	$1

For the Three Months Ended September 30, 2013
	Balance at June 30, 2013	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at September 30, 2013
Interest rate lock commitments	$8	—	—	24	—	—	(2)	(22)	$8
Forward delivery contracts	$1	—	(1)	—	—	—	—	—	$—
Mortgage loans held for sale	$—	1	—	—	—	—	—	—	$1

For the Nine Months Ended September 30, 2014
	Balance at December 31, 2013	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at September 30, 2014
Interest rate lock commitments	$4	—	—	61	—	—	4	(63)	$6
Forward delivery contracts	$—	—	(1)	1	—	—	—	—	$—
Mortgage loans held for sale	$—	2	—	—	1	(2)	—	—	$1

For the Nine Months Ended September 30, 2013
	Balance at December 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at September 30, 2013
Interest rate lock commitments	$12	—	—	105	—	—	3	(112)	$8
Forward delivery contracts	$—	—	(2)	2	—	—	—	—	$—
Mortgage loans held for sale	$—	3	—	—	1	(2)	(1)	—	$1

Unobservable Inputs and Sensitivities
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial assets and liabilities measured at fair value on a recurring and non-recurring basis at the end of the current period (dollars in millions):

	Fair Value	Valuation Technique	Significant Unobservable Input	Ranges of Inputs		Weighted Average(1)
At September 30, 2014				Low	High
Interest rate lock commitments	$6	Quantitative risk models	Loan funding probability	13%	99%	57%
Mortgage loans held for sale	$1	Market comparables	Loss severity	17%	20%	19%

(1)	Weighted averages are calculated using notional amounts for derivative instruments.
The anticipated loan funding probability represents the Company's expectation regarding the percentage of IRLCs that will ultimately be funded. Generally, an increase in the anticipated loan funding probability would result in an increase in the magnitude of fair value measurements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three and nine months ended September 30, 2014 and 2013, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at September 30, 2014
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	10	—	10	10
Residential mortgage-backed securities - Agency	—	71	—	71	71
Held-to-maturity investment securities	$1	$81	$—	$82	$82

Cash and cash equivalents	$7,382	$—	$—	$7,382	$7,382
Restricted cash	$103	$—	$—	$103	$103
Net loan receivables(1)	$—	$—	$66,744	$66,744	$65,574
Accrued interest receivables	$—	$602	$—	$602	$602

Liabilities
Deposits	$—	$45,527	$—	$45,527	$45,382
Short-term borrowings	$—	$139	$—	$139	$139
Long-term borrowings - owed to securitization investors	$—	$14,894	$1,660	$16,554	$16,276
Other long-term borrowings	$—	$5,181	$1	$5,182	$4,642
Accrued interest payables	$—	$126	$—	$126	$126

Balance at December 31, 2013
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	14	—	14	15
Residential mortgage-backed securities - Agency	—	43	—	43	44
Held-to-maturity investment securities	$1	$57	$—	$58	$60

Cash and cash equivalents	$6,554	$—	$—	$6,554	$6,554
Restricted cash	$182	$—	$—	$182	$182
Net loan receivables(1)	$—	$—	$64,968	$64,968	$63,975
Accrued interest receivables	$—	$556	$—	$556	$556

Liabilities
Deposits	$—	$45,231	$—	$45,231	$44,959
Short-term borrowings	$—	$140	$—	$140	$140
Long-term borrowings - owed to securitization investors	$—	$15,312	$1,971	$17,283	$16,986
Other long-term borrowings	$—	$3,934	$1	$3,935	$3,488
Accrued interest payables	$—	$117	$—	$117	$117

(1)	Net loan receivables exclude mortgage loans held for sale that are measured at fair value on a recurring basis.
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
Net Loan Receivables
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
Derivatives may give rise to counterparty credit risk, which generally is addressed through collateral arrangements as described under the sub-heading "— Collateral Requirements and Credit-Risk Related Contingency Features." The Company enters into derivative transactions with established dealers that meet minimum credit criteria established by the Company. All counterparties must be pre-approved prior to engaging in any transaction with the Company. Counterparties are monitored on a regular basis by the Company to ensure compliance with the Company’s risk policies and limits. In determining the counterparty credit risk valuation adjustment for the fair values of derivatives, the Company considers collateral and legally enforceable master netting agreements that mitigate credit exposure related to counterparties.
All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values. See Note 13: Fair Value Measurements and Disclosures for a description of the valuation methodologies of derivatives. Cash collateral posted and held balances are recorded in other assets and deposits, respectively, in the condensed consolidated statement of financial condition. Collateral amounts recorded in the condensed consolidated statement of financial condition are based on the net collateral posted or held position for each applicable legal entity's master netting arrangement with each counterparty.
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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on credit card securitized debt and deposits, and previously from interest receipts on credit card loan receivables. The Company's outstanding cash flow hedges are for an initial maximum period of five years for securitized debt and seven years for deposits. The Company's cash flow hedges related to credit card loan receivables were for an initial maximum period of three years, with none outstanding as of September 30, 2014. The derivatives are designated as hedges of the risk of changes in cash flows on the Company's LIBOR or Federal Funds rate-based interest payments, and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at September 30, 2014 will be reclassified to interest expense as interest payments are made on certain of the Company's floating rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $43 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.

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
Fair Value Hedges
The Company is exposed to changes in fair value of certain of its fixed rate debt obligations due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value of certain fixed rate senior notes, securitized debt and interest-bearing brokered deposits attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged fixed rate senior notes, securitized debt and interest-bearing brokered deposits relating to the risk being hedged are recorded in interest expense. The changes generally provide substantial offset to one another, with any difference, or ineffectiveness, recorded in interest expense. Any basis differences between the fair value and the carrying amount of the hedged item at the inception of the hedging relationship are amortized to interest expense.
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

The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	September 30, 2014				December 31, 2013
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges:
Interest rate swaps—cash flow hedge	$4,100	8	$16	$2	$2,650	$18	$—
Interest rate swaps—fair value hedge	$5,507	175	39	6	$7,138	52	6
Foreign exchange forward contract - net investment hedge(1)	$29	1	—	—	$35	—	—
Derivatives not designated as hedges:
Foreign exchange forward contracts(2)	$49	8	—	—	$44	—	—
Interest rate swap(3)	$387	1	—	—	$796	—	—
Forward delivery contracts	$1,084	433	1	2	$693	5	1
Interest rate lock commitments(3)	$407	1,742	6	—	$235	4	—
Total gross derivative assets / liabilities(4)			62	10		79	7
Less: Collateral held/posted(5)			(49)	(10)		(61)	(7)
Total net derivative assets / liabilities			$13	$—		$18	$—

(1)	The foreign exchange forward contract has a notional amount of EUR 23 million and EUR 26 million as of September 30, 2014 and December 31, 2013, respectively.

(2)
The foreign exchange forward contracts have notional amounts of EUR 23 million, GBP 6 million, SGD 1 million and CHF 8 million as of September 30, 2014, and EUR 20 million, GBP 6 million, SGD 1 million and CHF 5 million as of December 31, 2013.

(3)	Interest rate swaps not designated as hedges and interest rate lock commitments do not have associated master netting arrangements.

(4)
In addition to the derivatives disclosed in the table, the Company had one outstanding forward contract to purchase when-issued mortgage-backed securities as part of the community reinvestment initiatives. This forward contract had a notional amount of $11 million and $40 million and immaterial fair values as of September 30, 2014 and December 31, 2013, respectively.

(5)	Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.

The following tables summarize the impact of the derivative instruments on income and other comprehensive income, and indicates where within the consolidated financial statements such impact is reported for the period (dollars in millions):

		Amount of Gain (Loss) Recognized in Other Comprehensive Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2014	2013	2014	2013
Derivatives designated as hedges:
Interest rate swaps—cash flow/net investment hedges:
Total gains (losses) recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$23	$(13)	$—	$(1)
Total gains (losses) recognized in other comprehensive income		$23	$(13)	$—	$(1)

		Amount of Gain (Loss) Recognized in Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2014	2013	2014	2013
Derivatives designated as hedges:
Interest rate swaps—cash flow hedges:
Amount reclassified from other comprehensive income into income	Interest Income	$—	$—	$—	$4
Amount reclassified from other comprehensive income into income	Interest Expense	(11)	(5)	(26)	(6)
Total amount reclassified from other comprehensive income into income		(11)	(5)	(26)	(2)

Interest rate swaps—fair value hedges:
Interest expense—ineffectiveness		(14)	12	(13)	(38)
Interest expense—other		9	10	29	30
(Loss) gain on interest rate swaps	Interest Expense	(5)	22	16	(8)

Interest expense—ineffectiveness		16	(10)	18	42
Interest expense—other		(2)	(1)	(1)	(4)
Gain (loss) on hedged item	Interest Expense	14	(11)	17	38

Total (losses) gains on derivatives designated as hedges recognized in income		$(2)	$6	$7	$28

Derivatives not designated as hedges:
Gain (loss) on forward contracts	Other Income	$4	$(2)	$4	$(1)
Loss on interest rate swaps	Other Income	—	—	(1)	—
Gain (loss) on forward delivery contracts	Other Income	3	(18)	(4)	(3)
Gain on interest rate lock commitments	Other Income	18	24	61	105
Total gains on derivatives not designated as hedges recognized in income		$25	$4	$60	$101

Collateral Requirements and Credit-Risk Related Contingency Features
The Company has master netting arrangements and minimum collateral posting thresholds with its counterparties for its fair value and cash flow hedge interest rate swaps, foreign exchange forward contracts and forward delivery contracts. The Company has not sought a legal opinion in relation to the enforceability of its master netting arrangements, and as such, does not report any of these positions on a net basis. Collateral is required by either the Company or its subsidiaries or the counterparty depending on the net fair value position of these derivatives held with that counterparty. The Company may also be required to post collateral with a counterparty for its fair value and cash flow hedge interest rate swaps depending on the credit rating it or Discover Bank receives from specified major credit rating agencies. Collateral receivable or payable amounts are not offset against the fair value of these derivatives, but are recorded separately in other assets or deposits.
As of September 30, 2014, DFS had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At September 30, 2014, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $97 million as of September 30, 2014.
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

•
Direct Banking: The Direct Banking segment includes Discover branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including private student loans, personal loans, home loans, home equity loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, the Company's credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.

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

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	The Company aggregates operating segments when determining reporting segments.

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.

•	Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data for the period (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended September 30, 2014
Interest income
Credit card	$1,613	$—	$1,613
Private student loans	80	—	80
PCI student loans	64	—	64
Personal loans	145	—	145
Other	24	—	24
Total interest income	1,926	—	1,926
Interest expense	288	—	288
Net interest income	1,638	—	1,638
Provision for loan losses	356	(2)	354
Other income	475	77	552
Other expense	776	51	827
Income before income tax expense	$981	$28	$1,009

For the Three Months Ended September 30, 2013
Interest income
Credit card	$1,513	$—	$1,513
Private student loans	64	—	64
PCI student loans	67	—	67
Personal loans	122	—	122
Other	21	—	21
Total interest income	1,787	—	1,787
Interest expense	278	—	278
Net interest income	1,509	—	1,509
Provision for loan losses	333	—	333
Other income	475	78	553
Other expense	733	50	783
Income before income tax expense	$918	$28	$946

The following table presents segment data for the period (dollars in millions):

	Direct Banking	Payment Services	Total
For the Nine Months Ended September 30, 2014
Interest income
Credit card	$4,710	$—	$4,710
Private student loans	228	—	228
PCI student loans	198	—	198
Personal loans	415	—	415
Other	71	—	71
Total interest income	5,622	—	5,622
Interest expense	832	—	832
Net interest income	4,790	—	4,790
Provision for loan losses	986	—	986
Other income	1,414	236	1,650
Other expense	2,259	149	2,408
Income before income tax expense	$2,959	$87	$3,046

For the Nine Months Ended September 30, 2013
Interest income
Credit card	$4,427	$—	$4,427
Private student loans	183	—	183
PCI student loans	205	—	205
Personal loans	334	—	334
Other	73	—	73
Total interest income	5,222	—	5,222
Interest expense	873	—	873
Net interest income	4,349	—	4,349
Provision for loan losses	717	15	732
Other income	1,501	245	1,746
Other expense	2,180	176	2,356
Income before income tax expense	$2,953	$54	$3,007

16.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to September 30, 2014 and determined there were no subsequent events that would require recognition or disclosure in the consolidated financial statements.

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
The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt and investor sentiment; the impact of current, pending and future legislation, regulation, supervisory guidance and regulatory and legal actions, including, but not limited to, those related to financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity; the actions and initiatives of current and potential competitors; our ability to manage our expenses; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants; our ability to sustain and grow our private student loan portfolio and mortgage loan products; losses as a result of mortgage loan repurchase and indemnification obligations to secondary market purchasers; our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; limits on our ability to pay dividends and repurchase our common stock; limits on our ability to receive payments from our subsidiaries; fraudulent activities or material security breaches of key systems; our ability to increase or sustain Discover card usage or attract new customers; our ability to maintain relationships with current merchants; the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events; our ability to introduce new products and services; our ability to manage our relationships with third-party vendors; our ability to maintain current technology and integrate new and acquired systems; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; difficulty obtaining regulatory approval for, financing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of or investments in businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.
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
Introduction and Overview
Discover Financial Services is a direct banking and payment services company. Through our Discover Bank subsidiary, we offer our customers credit card loans, private student loans, personal loans, home equity loans and deposit products. Through our Discover Home Loans, Inc. subsidiary, we offer our customers home loans. Through our DFS Services LLC subsidiary and its subsidiaries, we operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network is a payment transaction processing network for Discover branded credit cards and credit, debit and prepaid cards issued by third parties, which we refer to as network partners. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit cards and/or provide card acceptance services.

Our primary revenues consist of interest income earned on loan receivables and fees earned from customers, merchants and issuers. The primary expenses required to operate our business include funding costs (interest expense), loan loss provisions, customer rewards and expenses incurred to grow, manage and service our loan receivables and networks. Our business activities are funded primarily through consumer deposits, securitization of loan receivables and the issuance of unsecured debt.
Quarter Highlights

•	Net income for the third quarter of 2014 was $644 million, compared to $593 million for the third quarter of 2013.

•	Total loans grew $4.6 billion, or 7.4% from the third quarter of 2013 to $67.4 billion.

•	Credit card loans grew $3.3 billion to $53.7 billion at the end of the third quarter of 2014, up 6.6% from the third quarter of 2013. Discover card sales volume increased 5.8% from the prior year.

•	Net charge-off rate for credit card loans increased 11 basis points from the prior year quarter to 2.16% and the delinquency rate for loans over 30 days past due increased 4 basis points to 1.71%.

•	We repurchased approximately 10 million shares of common stock, or 2% of our outstanding common stock, for $622 million.
Outlook
The growth of our existing direct banking products remains a priority as we continue to enhance our offerings to customers. New card account growth through investments in marketing and wallet share gains with existing customers have contributed to our receivables growth. We are also targeting solid growth in our private student and personal loan portfolios.
Our credit quality remains relatively stable although increases to loan loss reserves are likely to occur primarily due to continued loan growth. We anticipate modest loan yield compression into 2015 due to growth in promotional balances, run-off of higher priced balances and slightly higher interest charge-offs. Also, we have been able to lower the cost of funding but this is not expected to continue. Thus, net interest margin is expected to continue to trend down slightly in the fourth quarter and into 2015. Additionally, management is considering making a series of changes to the redemption elements of our customer rewards programs which, while not finalized, could result in a one-time expense of up to $185 million in the fourth quarter and an additional rewards expense of as much as $60 million in 2015. See "— Critical Accounting Estimates" for additional detail.
Volume in our payments business increased from the same quarter last year. However, we continue to face substantial and intense competition in the payments industry, which impacts our revenue margins, transaction volume and business strategies. We expect transaction processing volume to continue to decrease into the fourth quarter due to a previously disclosed third-party issuer contract related to our network partner business that was not renewed this year. Also, as previously disclosed, we will likely lose significant volume from a large PULSE debit issuer beginning in 2015. The loss of these volumes will have a significant impact on payment services volume and profits but we do not anticipate the impact to be material to our overall profitability. While we expect that the payment services environment will remain challenging, we continue to leverage our network to support our card issuing business.
Regulatory Environment and Developments
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. The Reform Act regulates large systemically significant financial firms, including Discover, through a variety of measures, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. Federal banking regulators have implemented and continue to propose new regulations and supervisory guidance under the Reform Act and otherwise, and have been increasing their examination and enforcement action activities. We expect regulators to continue taking formal enforcement actions against financial institutions in addition to addressing concerns through non-public supervisory actions or findings.
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including supervisory priorities and actions, the actions of our competitors and other marketplace participants and the behavior of consumers. Regulatory developments, findings and ratings could negatively impact our business strategies, require us to limit or change our business practices, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For example, supervisory actions related to anti-money laundering and related laws and regulations will limit for a period of time our ability to enter into certain types of acquisitions and make certain types of investments. See Note 12: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information on recent matters affecting Discover. Regulatory developments could also restrict our ability to access the deposit and securitization markets for our funding, impact the value of our assets, or otherwise adversely affect our businesses.
Compliance expenditures have increased significantly for Discover and other financial services firms, and we expect them to continue to increase as regulators remain focused on controls and operational processes. We may face additional compliance and regulatory risk to the extent that we enter into new business arrangements with third-party service providers, alternative payment providers or other industry participants that may not be regulated financial institutions. The additional expense, time and resources needed to comply with ongoing regulatory requirements may adversely impact our business and results of operations.
Consumer Financial Services
The Consumer Financial Protection Bureau ("CFPB") regulates consumer financial products and services, as well as certain financial services providers, including Discover. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Reform Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. The CFPB collects detailed account level information from us about credit cards, deposit accounts and other products, and is authorized to collect fines and provide consumer restitution in the event of violations. Several of our products, including credit cards, private student loans and home loans, are areas of focus by the CFPB. In addition, the CFPB has an online complaint system that allows consumers to log public complaints with respect to the products we offer. The CFPB has proposed making consumer narratives available to the public. The financial services industry is concerned that the publication of detailed unverified consumer narratives could lead to reputational injury to consumer lenders. The CFPB's analysis of account data and complaints could inform future decisions with respect to regulatory, enforcement or examination focus, and influence consumers' attitudes about doing business with Discover.
Credit Cards
The CFPB has been focused recently on online credit card disclosures, the clarity and transparency of credit card rewards and grace period disclosures, and debt collection practices. In September 2014, the CFPB issued guidance on the marketing of credit card promotional interest rate offers that will require enhanced consumer disclosures. The CFPB is currently collecting data about reward program marketing practices, which may result in additional guidance. Further, the CFPB continues to collect data regarding consumers' experiences with debt collectors and plans to use the data to help develop debt collection regulations. Courts and legislators have also been focused on the debt collection practices of consumer financial services providers. The ultimate impact of the increased scrutiny of these areas is uncertain at this time.
Private Student Loans
There continues to be significant legislative and regulatory focus on the private student loan market, including by the CFPB and the Federal Deposit Insurance Corporation ("FDIC"). This regulatory focus has resulted in an increase in supervisory examinations of Discover related to private student loans. The CFPB is currently investigating certain student loan servicing practices of Discover Bank. See Note 12: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information. The recent legislative and regulatory areas of focus include servicing practices with respect to assisting student borrowers with economic hardships, refinancing of private student loans, the liability of student borrowers in the event of cosigner death or bankruptcy, the standard for discharging student loans in bankruptcy, loan payment allocation, and requirements related to borrower military service. In October 2014, the CFPB student loan ombudsman for the private student loan market issued the 2014 annual report required by the Reform Act, which referenced these issues and others. The enactment of new legislation or the adoption of new regulations or guidance may increase the complexity and expense of servicing student loans. Legislators and regulators may take additional actions that impact the student loan market in the future, which could cause us to restructure our private student loan product in ways that we may not currently anticipate.

Mortgage Lending
The CFPB has indicated that the mortgage industry is an area of supervisory focus and that it will concentrate its examinations and rulemaking efforts on the variety of mortgage-related topics required under the Reform Act including steering consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB has published several final rules impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing and integrated mortgage origination disclosures. Failure to comply with the ability-to-repay rule could result in possible CFPB enforcement action and special statutory damages plus actual, class action and attorney fee damages, all of which a borrower may claim in defense of a foreclosure action at any time. The new integrated mortgage origination disclosures rule, effective August 2015, requires combining disclosures currently provided under the Truth in Lending Act and the Real Estate Settlement Procedures Act, resulting in significant effort by the mortgage industry to test and implement as well as process changes with third-party settlement agents. In addition, Congressional committees have approved legislation that could significantly affect the single family housing finance market in the United States, including proposals to wind down the government-sponsored enterprises, Fannie Mae and Freddie Mac, to which we currently sell our mortgages. It is uncertain what the ultimate impact of these developments will be on our mortgage business.
In October 2014, the Federal Reserve, FDIC, SEC and other federal regulatory agencies adopted a final rule to implement requirements under the Securities Exchange Act of 1934, as added under the Reform Act, exempting "qualified residential mortgages" from the requirement that the sponsor of an asset-backed securitization retain not less than five percent of the credit risk of the underlying assets. Because most of the mortgages we offer are "qualified residential mortgages" as defined in the exemption, we do not expect the final rule to impact the pricing and depth of the secondary mortgage market to which we sell our mortgages.
Payment Networks
The Reform Act contains several provisions impacting the debit card market, including network participation requirements and interchange fee limitations. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected and is expected to continue to adversely affect our PULSE network's business practices, network transaction volume, revenue and prospects for future growth. We continue to closely monitor competitor strategies in order to assess their impact on our business and on competition in the marketplace. The U.S. Department of Justice is examining some of these competitor pricing strategies. In addition, the Reform Act's network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affect PULSE's current business practices and may materially adversely affect its network transaction volume and revenue.
Publicly-reported incidents regarding unauthorized access to consumer information held by major retailers and others has prompted a renewed focus by Congress and state legislators to possibly enact legislation to address future data security breaches. In October 2014, the President signed a new Executive Order which, among other things, directs the government to take the lead in moving the market towards more secure payment systems, including implementing a new policy to secure payments to and from the federal government by applying chip and PIN technology to newly issued and existing government credit cards and debit cards, and upgrading retail payment card terminals at federal agency facilities to accept chip and PIN-enabled cards. These developments could ultimately result in the imposition of requirements on Discover or other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. It is too early to know if any new legislation will become law, the final form any such legislation would take, or the impact such a law would have on Discover.
A proposal initially issued by the European Commission for regulation of interchange fees assessed for card-based payment transactions was amended and adopted by the European Parliament. The proposal is currently under consideration by the Council of the European Union, and will have to be agreed upon by the European Parliament, Council of the European Union and European Commission. The proposal, if enacted, would reduce the fees that card issuers can receive for payment card transactions. At this time, we cannot predict when any such regulation might be adopted or the extent of the impact that it would have on the business practices or revenues of our Diners Club network licensees in Europe.

Capital, Liquidity and Funding
Capital
Discover Financial Services and Discover Bank will be subject to new regulatory capital requirements beginning in January 2015 under final rules issued by the Federal Reserve and the FDIC. The rules include significant changes to bank capital, leverage and liquidity requirements. The rules require new risk-based capital and leverage ratios and refine the definition of what constitutes capital for purposes of calculating those ratios. In addition, the rules establish a capital conservation buffer above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and result in higher required minimum ratios. The new capital conservation buffer requirement will be phased in beginning in January 2016 and will be fully implemented in January 2019. A banking organization will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below any of the minimum capital requirements, including the buffer amount. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the final rules if they were presently in effect.
In October 2014, the Federal Reserve issued amendments to the capital plan and stress test rules applicable to bank holding companies with $50 billion or more in total consolidated assets, including Discover. The final rule is effective November 26, 2014 and provides guidance with respect to the current capital plan and stress testing cycle. It also modifies the start date of the capital plan and stress test cycles from October 1 of a calendar year to January 1 of the following calendar year, with capital plans and stress testing results due April 5 instead of January 5, starting in 2016. The final rule also clarifies the limitations that apply on capital distributions where a bank holding company has net capital issuances that are less than the amount in that bank holding company's approved capital plan.
Liquidity
We are subject to the Federal Reserve's final rule implementing certain enhanced prudential standards under the Reform Act for large U.S. bank holding companies, including enhanced liquidity and risk management requirements, which become effective beginning in January 2015. The final rule prescribes a broad range of qualitative liquidity risk management practices.
Additionally, in September 2014, federal banking regulators published a final rule to implement the liquidity coverage ratio as a new quantitative requirement designed to promote the short-term resilience of the liquidity risk profile of large and internationally active banking organizations in the United States. The ratio requires covered banks to maintain an amount of high-quality liquid assets sufficient to cover projected net cash outflows during a prospective 30-day calendar period under an acute, hypothetical liquidity stress scenario. We are subject to this new requirement and will be required to provide monthly, public disclosure of our liquidity coverage ratio beginning in January 2016. We believe our liquidity management practices position us well to comply with this new standard when it becomes effective.
Securitizations
In August 2014, the SEC adopted final rules for asset-backed securities offerings that will substantially change the disclosure, reporting and offering process for public offerings of asset-backed securities, including those offered under Discover Bank’s credit card securitization program. The new rules will change the disclosure and offering process for credit card securitizations and the eligibility criteria for shelf registration statements. Among other changes, the final rules will require a certification concerning the disclosure contained in the prospectus and the design of the securitization at the time of each offering off the shelf and appointment of an asset representations reviewer to review assets for compliance with related representations and warranties in the related underlying transaction agreements when delinquency rates rise above a certain level and investors request such a review. We are assessing the effects of these final rules on Discover Bank's securitization program. Issuers of publicly offered asset-backed securities must comply with these new rules no later than November 23, 2015.
In October 2014, the Federal Reserve, FDIC, SEC and other federal regulatory agencies adopted a final rule to implement requirements under the Securities Exchange Act of 1934, as added by the Reform Act, requiring the sponsor of an asset-backed securitization to retain not less than five percent of the credit risk of the underlying assets. We are still assessing all of the requirements of the final rule, but we do not believe it will have a material impact on Discover Bank's securitization program. Sponsors of asset-backed securitizations will be required to comply with the adopted risk retention rules two years from the publication of those rules in the Federal Register.
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
Direct Banking
Our Direct Banking segment includes Discover branded credit cards issued to individuals and small businesses on the Discover Network and other consumer products and services, including private student loans, personal loans, home loans, home equity loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, our credit card products generate substantially all of our revenues related to discount and interchange, protection products and loan fee income.

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
The following table presents segment data (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Direct Banking
Interest income
Credit card	$1,613	$1,513	$4,710	$4,427
Private student loans	80	64	228	183
PCI student loans	64	67	198	205
Personal loans	145	122	415	334
Other	24	21	71	73
Total interest income	1,926	1,787	5,622	5,222
Interest expense	288	278	832	873
Net interest income	1,638	1,509	4,790	4,349
Provision for loan losses	356	333	986	717
Other income	475	475	1,414	1,501
Other expense	776	733	2,259	2,180
Income before income tax expense	981	918	2,959	2,953
Payment Services
Provision for loan losses	(2)	—	—	15
Other income	77	78	236	245
Other expense	51	50	149	176
Income before income tax expense	28	28	87	54
Total income before income tax expense	$1,009	$946	$3,046	$3,007

The following table presents information on transaction volume (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Network Transaction Volume
PULSE Network	$40,636	$39,458	$124,063	$119,437
Network Partners	2,185	2,507	7,183	7,195
Diners Club(1)	6,777	6,549	20,037	20,041
Total Payment Services	49,598	48,514	151,283	146,673
Discover Network—Proprietary(2)	30,577	28,880	87,466	83,169
Total Volume	$80,175	$77,394	$238,749	$229,842
Transactions Processed on Networks
Discover Network	522	500	1,497	1,425
PULSE Network	1,071	1,053	3,198	3,143
Total	1,593	1,553	4,695	4,568
Credit Card Volume
Discover Card Volume(3)	$32,091	$30,275	$91,900	$86,839
Discover Card Sales Volume(4)	$29,609	$27,989	$84,647	$80,427

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
Our Direct Banking segment reported pretax income of $981 million and $3.0 billion for the three and nine months ended September 30, 2014, respectively, as compared to pretax income of $918 million and $3.0 billion for the three and nine months ended September 30, 2013, respectively.
Loan receivables totaled $67.3 billion at September 30, 2014, an increase of $1.6 billion compared to December 31, 2013. Discover card sales volume was $29.6 billion and $84.6 billion for the three and nine months ended September 30, 2014, respectively, which was an increase of 5.8% and 5.2%, respectively, as compared to the same periods in 2013. This volume growth was driven primarily by new account growth and low attrition.
Net interest margin increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, primarily driven by higher yields on loan receivables, combined with decreased funding costs.
Interest income increased during the three and nine months ended September 30, 2014 as compared to the same periods in 2013 primarily due to higher interest income from credit card loans, personal loans and private student loans resulting from growth across these products. The nine months ended September 30, 2014 also benefited from higher yields on credit card loans.
At September 30, 2014 and December 31, 2013, our delinquency rate for credit card loans over 30 days past due was 1.71% and 1.72%, respectively. For the three and nine months ended September 30, 2014, our net charge-off rate on credit cards increased to 2.16% and 2.27%, respectively, as compared to 2.05% and 2.25% for the same period in 2013. An increase in the level of net charge-offs combined with lower levels of reserve releases led to an increase in the provision for loan losses for the three and nine months ended September 30, 2014, as compared to the same period in 2013. For a more detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income was unchanged for the three months ended September 30, 2014 as compared to the same period in 2013. Total other income decreased for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The year-to-date decrease was primarily due to a decline in revenue related to mortgage banking operations, which was driven by an increase in interest rates that resulted in lower mortgage origination volume. Decline in revenue related to mortgage banking operations was also due to reduced margins in the industry resulting from increased competitive pressure since the increase in mortgage rates. Management continues to evaluate the feasibility of various strategies related to its mortgage origination business. If these strategies prove unsuccessful, the approximately $29 million of goodwill recorded in the original acquisition could be subject to impairment. Protection products revenue also decreased as we have implemented changes in our offering strategies to cease selling, which has caused run-off of these products.
Total other expense increased for the three and nine months ended September 30, 2014 as compared to the same period in 2013. These increases were primarily driven by an increase in employee compensation costs and professional fees. The increase in employee compensation costs was due to growth in overall headcount and the increase in professional fees was due to consultant expenses related to technology and digital investments. The increase in total other expense was partially offset by a one-time state tax and license fee adjustment that occurred during the three months ended September 30, 2014.
Payment Services
Our Payment Services segment pretax income was flat at $28 million for the three months ended September 30, 2014 and up $33 million to $87 million for the nine months ended September 30, 2014 as compared to the same period in 2013. The year-to-date increase in segment pretax income resulted primarily from a reduction in other expense resulting from expenses incurred in 2013 related to our purchase of the Diners Club Italy licensee and financial assistance to facilitate the purchase of the Slovenian licensee by a European bank.
Transaction dollar volume increased $1.0 billion and $4.6 billion for the three and nine months ended September 30, 2014, respectively, as compared to the same period in 2013, primarily driven by an increase in PULSE network volume. The number of transactions processed on the PULSE network increased slightly for the three and nine months ended September 30, 2014, as compared to the same period during 2013. We anticipate pressure on our Network Partners business due to the previously disclosed termination of a contract with a third-party issuer. This loss will have a significant impact on Network Partners volume and profits, but we do not anticipate it to be material to our overall profitability.
We have been working with certain of our European Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 4% of Diners Club revenues during both the three and nine months ended September 30, 2014, respectively. In addition, Diners Club has $151 million of non-amortizable intangible assets at September 30, 2014. While we determined that none of these intangibles are presently impaired, to the extent that we are unable to maintain Diners Club revenues at appropriate levels, we may be exposed to a non-cash impairment loss on these assets that, when recognized, could have a material adverse impact on our results of operations.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same items. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our condensed consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the accrual of credit card customer rewards cost, the evaluation of goodwill and other nonamortizable intangible assets for potential impairment, the accrual of income taxes, estimates of future cash flows associated with purchased credit-impaired ("PCI") loans and the fair value estimates of loan commitments and mortgages held for sale as critical accounting estimates. Management is considering making a series of changes to the redemption elements of our customer rewards program. While not yet finalized, these changes could result in a one-time expense of up to $185 million in the fourth quarter due to the reversal of all or part of our current estimate for customer rewards forfeiture, a contra-liability account, and an additional rewards expense of as much as $60 million in 2015. These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the calendar year ended December 31, 2013. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “— Critical Accounting Estimates.” There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the calendar year ended December 31, 2013.

Earnings Summary
The following table outlines changes in our condensed consolidated statements of income for the periods presented (dollars in millions):

	For the Three Months Ended September 30,		2014 vs. 2013 increase (decrease)		For the Nine Months Ended September 30,		2014 vs. 2013 increase (decrease)
	2014	2013	$	%	2014	2013	$	%
Interest income	$1,926	$1,787	$139	8%	$5,622	$5,222	$400	8%
Interest expense	288	278	10	4%	832	873	(41)	(5)%
Net interest income	1,638	1,509	129	9%	4,790	4,349	441	10%
Provision for loan losses	354	333	21	6%	986	732	254	35%
Net interest income after provision for loan losses	1,284	1,176	108	9%	3,804	3,617	187	5%
Other income	552	553	(1)	—%	1,650	1,746	(96)	(5)%
Other expense	827	783	44	6%	2,408	2,356	52	2%
Income before income tax expense	1,009	946	63	7%	3,046	3,007	39	1%
Income tax expense	365	353	12	3%	1,127	1,139	(12)	(1)%
Net income	$644	$593	$51	9%	$1,919	$1,868	$51	3%

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
Our interest-earning assets consist of: (i) cash and cash equivalents, which includes amounts on deposit with the Federal Reserve, highly rated certificates of deposit and triple-A rated government mutual funds, (ii) restricted cash, (iii) other short-term investments, (iv) investment securities and (v) loan receivables. Our interest-bearing liabilities consist primarily of deposits, both direct-to-consumer and brokered, and long-term borrowings, including amounts owed to securitization investors. Net interest income is influenced by the following:

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
Net interest margin increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 primarily driven by an increase in the yield on loan receivables and decreased funding costs. The increase in the loan receivable yield was driven by higher yields on the credit card and PCI student loan portfolios. The increase in the loan receivable yield for the nine months ended September 30, 2014 was offset by a decrease in the yield on the personal loan portfolio.
Interest income increased during the three and nine months ended September 30, 2014 as compared to the same periods in 2013 primarily due to higher interest income from credit card loans, personal loans and private student loans resulting from growth across these products. The nine months ended September 30, 2014 also benefited from higher yields on credit card loans as discussed above.
Interest expense increased slightly during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to the cost of increased long-term borrowings partially offset by deposits bearing higher interest rates maturing and being replaced by deposits bearing lower interest rates. Interest expense decreased during the nine months ended September 30, 2014, as compared to the same period in 2013, as the impact of deposits bearing higher interest rates maturing and being replaced by deposits bearing lower interest rates was greater than the cost of increased long-term borrowings.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$6,714	0.25%	$5	$4,758	0.25%	$3
Restricted cash	498	0.09%	—	438	0.09%	—
Investment securities	4,028	1.72%	17	4,974	1.31%	16
Loan receivables(1):
Credit card(2)(3)	53,130	12.04%	1,613	50,017	12.00%	1,513
Personal loans	4,718	12.21%	145	3,843	12.57%	123
Private student loans	4,459	7.04%	79	3,573	7.08%	63
PCI student loans	3,851	6.56%	64	4,368	6.03%	66
Mortgage loans held for sale	139	3.85%	1	187	3.87%	2
Other	184	3.81%	2	122	2.75%	1
Total loan receivables	66,481	11.36%	1,904	62,110	11.29%	1,768
Total interest-earning assets	77,721	9.83%	1,926	72,280	9.81%	1,787
Allowance for loan losses	(1,625)			(1,564)
Other assets	4,289			4,352
Total assets	$80,385			$75,068
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(4)	$26,240	1.65%	109	$27,462	1.94%	134
Money market deposits(5)	7,629	0.94%	18	5,383	0.89%	12
Other interest-bearing savings deposits	10,776	0.95%	26	9,578	0.94%	23
Total interest-bearing deposits(6)	44,645	1.36%	153	42,423	1.58%	169
Borrowings:
Short-term borrowings	129	1.42%	—	173	1.78%	1
Securitized borrowings(4)(5)	16,535	1.82%	76	15,625	1.70%	67
Other long-term borrowings(4)	4,341	5.28%	59	2,778	5.91%	41
Total borrowings	21,005	2.53%	135	18,576	2.33%	109
Total interest-bearing liabilities	65,650	1.74%	288	60,999	1.81%	278
Other liabilities and stockholders’ equity	14,735			14,069
Total liabilities and stockholders’ equity	$80,385			$75,068
Net interest income			$1,638			$1,509
Net interest margin(7)		9.78%			9.64%
Net yield on interest-bearing assets(8)		8.36%			8.28%
Interest rate spread(9)		8.09%			8.00%

Average Balance Sheet Analysis (dollars in millions)

	For the Nine Months Ended September 30,
	2014			2013
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$6,996	0.25%	$13	$5,181	0.25%	$10
Restricted cash	938	0.08%	1	777	0.10%	—
Investment securities	4,009	1.68%	50	5,258	1.41%	55
Loan receivables(1):
Credit card(2)(3)	52,071	12.09%	4,710	49,432	11.97%	4,427
Personal loans	4,469	12.41%	415	3,568	12.52%	335
Private student loans	4,349	7.00%	228	3,453	7.07%	182
PCI student loans	3,981	6.66%	198	4,498	6.09%	205
Mortgage loans held for sale	120	3.95%	3	248	3.38%	6
Other	164	3.39%	4	74	3.44%	2
Total loan receivables	65,154	11.41%	5,558	61,273	11.25%	5,157
Total interest-earning assets	77,097	9.75%	5,622	72,489	9.63%	5,222
Allowance for loan losses	(1,633)			(1,661)
Other assets	4,271			4,329
Total assets	$79,735			$75,157
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(4)	$26,504	1.67%	332	$27,868	2.10%	438
Money market deposits(5)	7,645	0.90%	51	5,234	0.89%	35
Other interest-bearing savings deposits	10,479	0.95%	74	9,292	0.95%	66
Total interest-bearing deposits(6)	44,628	1.37%	457	42,394	1.70%	539
Borrowings:
Short-term borrowings	112	1.61%	1	228	1.50%	3
Securitized borrowings(4)(5)	16,506	1.75%	216	16,200	1.78%	215
Other long-term borrowings(4)	3,937	5.36%	158	2,444	6.35%	116
Total borrowings	20,555	2.44%	375	18,872	2.36%	334
Total interest-bearing liabilities	65,183	1.71%	832	61,266	1.91%	873
Other liabilities and stockholders’ equity	14,552			13,891
Total liabilities and stockholders’ equity	$79,735			$75,157
Net interest income			$4,790			$4,349
Net interest margin(7)		9.83%			9.49%
Net yield on interest-bearing assets(8)		8.31%			8.02%
Interest rate spread(9)		8.04%			7.72%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $49 million and $43 million of amortization of balance transfer fees for the three months ended September 30, 2014 and September 30, 2013, respectively. Interest income on credit card loans includes $144 million and $126 million of amortization of balance transfer fees for the nine months ended September 30, 2014 and September 30, 2013, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of certain floating-rate credit card loan receivables to fixed rate.

(4)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(5)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(6)	Includes the impact of FDIC insurance premiums.

(7)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(8)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(9)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1) (dollars in millions)

	For the Three Months Ended September 30, 2014 vs. September 30, 2013			For the Nine Months Ended September 30, 2014 vs. September 30, 2013
	Volume	Rate	Total	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$2	$—	$2	$3	$—	$3
Restricted cash	—	—	—	1	—	1
Investment securities	(15)	16	1	(18)	13	(5)
Loan receivables:
Credit card	95	5	100	238	45	283
Personal loans	45	(23)	22	85	(5)	80
Private student loans	18	(2)	16	48	(2)	46
PCI student loans	(28)	26	(2)	(32)	25	(7)
Mortgage loans held for sale	(1)	—	(1)	(4)	1	(3)
Other	1	—	1	2	—	2
Total loan receivables	130	6	136	337	64	401
Total interest income	117	22	139	323	77	400
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	(6)	(19)	(25)	(20)	(86)	(106)
Money market deposits	5	1	6	16	—	16
Other interest-bearing savings deposits	3	—	3	9	(1)	8
Total interest-bearing deposits	2	(18)	(16)	5	(87)	(82)
Borrowings:
Short-term borrowings	(1)	—	(1)	(2)	—	(2)
Securitized borrowings	4	5	9	6	(5)	1
Other long-term borrowings	44	(26)	18	72	(30)	42
Total borrowings	47	(21)	26	76	(35)	41
Total interest expense	49	(39)	10	81	(122)	(41)
Net interest income	$68	$61	$129	$242	$199	$441

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between September 30, 2014 and September 30, 2013 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	September 30, 2014	December 31, 2013
Mortgage loans held for sale	$148	$148
Loan portfolio:
Credit card loans:
Discover card	53,503	52,952
Discover business card	196	198
Total credit card loans	53,699	53,150
Other loans:
Personal loans	4,830	4,191
Private student loans	4,706	3,969
Other	195	135
Total other loans	9,731	8,295
PCI student loans(1)	3,788	4,178
Total loan portfolio	67,218	65,623
Total loan receivables	67,366	65,771
Allowance for loan losses	(1,644)	(1,648)
Net loan receivables	$65,722	$64,123

(1)	Represents purchased credit-impaired private student loans (see Note 3: Loan Receivables to our condensed consolidated financial statements).
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
The allowance for loan losses was $1.6 billion at September 30, 2014, which reflects a $4 million reserve release over the amount of the allowance for loan losses at December 31, 2013. The reserve release, which primarily related to credit card loan receivables, was driven by lower bankruptcy charge-offs, which resulted in lower estimated losses, partially offset by lower recoveries.
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three months ended September 30, 2014, the provision for loan losses increased by $21 million, or 6%, as compared to the same period in 2013.

The increase was primarily due to increase in net charge-offs, partially offset by smaller build of the allowance for loan losses during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, the provision for loan losses increased by $254 million, or 35%, as compared to the same period in 2013. The increase was due to lower levels of reserve releases and an increase in net charge-offs during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
At September 30, 2014, the level of the allowance related to personal loans remained stable as compared to December 31, 2013. The level of allowance attributable to student loans for the same period increased due to growth and continued seasoning of the portfolio. "Seasoning" refers to the maturing of a loan portfolio as, in general, loans do not begin to show signs of credit deterioration or default until they have been in repayment for some period of time. For student loans, payments are not required while the borrower is still in school; therefore, this loan portfolio matures at a slower pace than our other loan portfolios. The level of allowance related to other loans for the same period remained relatively flat.
The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Three Months Ended September 30, 2014
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,359	$109	$128	$18	$1,614
Additions:
Provision for loan losses	318	22	16	(2)	354
Deductions:
Charge-offs	(400)	(26)	(14)	—	(440)
Recoveries	111	3	2	—	116
Net charge-offs	(289)	(23)	(12)	—	(324)
Balance at end of period	$1,388	$108	$132	$16	$1,644

	For the Three Months Ended September 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,360	$98	$82	$16	$1,556
Additions:
Provision for loan losses	291	28	14	—	333
Deductions:
Charge-offs	(381)	(21)	(13)	(1)	(416)
Recoveries	123	1	1	—	125
Net charge-offs	(258)	(20)	(12)	(1)	(291)
Balance at end of period	$1,393	$106	$84	$15	$1,598

The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Nine Months Ended September 30, 2014
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions:
Provision for loan losses	865	62	59	—	986
Deductions:
Charge-offs	(1,223)	(74)	(44)	(1)	(1,342)
Recoveries	340	8	4	—	352
Net charge-offs	(883)	(66)	(40)	(1)	(990)
Balance at end of period	$1,388	$108	$132	$16	$1,644

	For the Nine Months Ended September 30, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	611	65	41	15	732
Deductions:
Charge-offs	(1,220)	(63)	(34)	(1)	(1,318)
Recoveries	389	5	2	—	396
Net charge-offs	(831)	(58)	(32)	(1)	(922)
Balance at end of period	$1,393	$106	$84	$15	$1,598

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%
Credit card loans	$289	2.16%	$258	2.05%	$883	2.27%	$831	2.25%
Personal loans	$23	1.92%	$20	2.01%	$66	1.98%	$58	2.18%
Private student loans (excluding PCI(1))	$12	1.14%	$12	1.33%	$40	1.25%	$32	1.25%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 3: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loan receivables for the three and nine months ended September 30, 2014 increased by 11 basis points and remained relatively flat, respectively, when compared to the three and nine months ended September 30, 2013. The increase in the net charge-off rate was driven by higher charge-offs due to continued loan growth and seasoning effect. The net charge-off rate on our personal loan receivables declined by 9 basis points and 20 basis points, respectively, for the same periods due to growth in the personal loan portfolio. Usually a period of time passes before a new loan becomes default as borrowers stay current when they first obtain the loan. Therefore, growth in the loan portfolio contributes to a decline in the charge-off rate. The net charge-off rate on our private student loans excluding PCI loans for the three and nine months ended September 30, 2014 declined by 19 basis points and remained flat, respectively, when compared to the three and nine months ended September 30, 2013. The decline was due to improved collection strategies and processes implemented in first quarter of 2014.
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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	September 30, 2014		December 31, 2013
	$	%	$	%
Loans 30 or more days delinquent:
Credit card loans	$920	1.71%	$912	1.72%
Personal loans	$36	0.75%	$29	0.70%
Private student loans (excluding PCI loans(1))	$85	1.78%	$66	1.66%

Loans 90 or more days delinquent:
Credit card loans	$440	0.82%	$447	0.84%
Personal loans	$10	0.22%	$8	0.21%
Private student loans (excluding PCI loans(1))	$24	0.51%	$18	0.46%

Loans not accruing interest	$194	0.31%	$200	0.33%

Restructured loans:
Credit card loans(2)	$1,045	1.95%	$1,123	2.11%
Personal loans(3)	$51	1.06%	$31	0.74%
Private student loans (excluding PCI loans(1))(4)	$34	0.72%	$28	0.71%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $42 million and $43 million at September 30, 2014 and December 31, 2013, respectively, that are also included in loans over 90 days delinquent or more.

(3)	Restructured personal loans include $2 million at September 30, 2014 and December 31, 2013 that are also included in loans over 90 days delinquent or more.

(4)	Restructured private student loans include $4 million and $3 million at September 30, 2014 and December 31, 2013, respectively, that are also included in loans over 90 days delinquent or more.
The credit card and personal loan receivables 30-day and 90-day delinquency rates at September 30, 2014 remained relatively flat. Private student loan receivables 30-day and 90-day delinquency rates at September 30, 2014 increased compared to December 31, 2013 due to the seasonality of the student loan business. The restructured credit card loan balance at September 30, 2014 decreased compared to December 31, 2013 due to continued improvement in customer credit performance. The restructured personal and private student loan balances at September 30, 2014 increased compared to December 31, 2013 due to growth in these loan portfolios.
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
For student loan borrowers, in certain situations we offer hardship payment forbearance to borrowers who are experiencing temporary financial difficulties and are willing to resume making payments. When a borrower is 30 or more days delinquent and granted a second hardship forbearance period, we classify these loans as troubled debt restructurings. In addition, we offer temporary reduced payment programs, which normally consist of a reduction of the minimum payment for a period of no longer than 12 months at a time. Student loans included in temporary reduced payment programs are not accounted for as troubled debt restructurings as long as the term of the program does not exceed 12 months. When a borrower is enrolled in the temporary reduced payment program for more than 12 months, the modification is considered a troubled debt restructuring.
For personal loan customers, in certain situations we offer various payment programs, including temporary and permanent programs. The temporary programs normally consist of a reduction of the minimum payment for a period of no longer than 12 months with the option of a final balloon payment required at the end of the loan term or an extension of the maturity date with the total term not exceeding nine years. Further, in certain circumstances the interest rate on the loan is reduced. The permanent program involves changing the terms of the loan in order to pay off the outstanding balance over a longer term and also in certain circumstances reducing the interest rate on the loan. Similar to the temporary program, the total term may not exceed nine years. We also allow loan modifications for customers who request financial assistance through external sources, similar to our credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans included in temporary and permanent programs are accounted for as troubled debt restructurings. Beginning in first quarter of 2014, loan modifications through external sources are accounted for as troubled debt restructurings.
Borrower performance after using payment programs or forbearance is monitored and we believe the programs help to prevent defaults and are useful in assisting customers experiencing financial difficulties. We plan to continue to use payment programs and forbearance and, as a result, we expect to have additional loans classified as troubled debt restructurings in the future.
Other Income
The following table presents the components of other income for the periods presented (dollars in millions):

	For the Three Months Ended September 30,		2014 vs. 2013 increase (decrease)		For the Nine Months Ended September 30,		2014 vs. 2013 increase (decrease)
	2014	2013	$	%	2014	2013	$	%
Discount and interchange revenue(1)	$295	$276	$19	7%	$876	$847	$29	3%
Protection products revenue	78	90	(12)	(13)%	239	266	(27)	(10)%
Loan fee income	85	78	7	9%	248	235	13	6%
Transaction processing revenue	46	46	—	—%	136	146	(10)	(7)%
Gain on investments	—	—	—	NM	4	3	1	33%
Gain on origination and sale of mortgage loans	19	25	(6)	(24)%	57	127	(70)	(55)%
Other income	29	38	(9)	(24)%	90	122	(32)	(26)%
Total other income	$552	$553	$(1)	—%	$1,650	$1,746	$(96)	(5)%

(1)
Net of rewards, including Cashback Bonus rewards, of $303 million and $274 million for the three months ended September 30, 2014 and 2013, respectively, and $836 million and $741 million for the nine months ended September 30, 2014 and 2013, respectively. The impact of the potential change in the current liability for customer rewards forfeiture, as described Critical Accounting Estimates, while not yet finalized, could result in a reduction in discount and interchange revenue and total other income on a prospective basis. Had the potential change occurred as of January 1, 2013 the impact could have resulted in decreases in the impacted line items of $15 million and $14 million for the three months ended September 30, 2014 and 2013, respectively, and $42 million and $37 million for the nine months ended September 30, 2014 and 2013, respectively.

Total other income remained relatively flat and decreased by $96 million in the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013. This change in other income was primarily due to decline in revenue related to mortgage banking operations, which was driven by an increase in interest rates that resulted in lower mortgage origination volume. Decline in revenue related to mortgage banking operations was also due to reduced margins in the industry resulting from increased competitive pressure since the increase in mortgage rates. Management continues to evaluate the feasibility of various strategies related to its mortgage origination business. If these strategies prove unsuccessful, the approximately $29 million of goodwill recorded in the original acquisition could be subject to impairment. Protection products revenue also decreased as we have implemented changes in our offering strategies to cease selling, which has caused run-off of these products.
Other Expense
The following table represents the components of other expense for the periods presented (dollars in millions):

	For the Three Months Ended September 30,		2014 vs. 2013 increase (decrease)		For the Nine Months Ended September 30,		2014 vs. 2013 increase (decrease)
	2014	2013	$	%	2014	2013	$	%
Employee compensation and benefits	$320	$292	$28	10%	$928	$867	$61	7%
Marketing and business development	182	174	8	5%	519	528	(9)	(2)%
Information processing and communications	87	81	6	7%	258	244	14	6%
Professional fees	111	97	14	14%	322	302	20	7%
Premises and equipment	23	21	2	10%	68	60	8	13%
Other expense	104	118	(14)	(12)%	313	355	(42)	(12)%
Total other expense	$827	$783	$44	6%	$2,408	$2,356	$52	2%

Total other expense increased in the three and nine months ended September 30, 2014 by $44 million and $52 million, respectively, as compared to the same periods in 2013. These increases were primarily driven by an increase in employee compensation costs and professional fees. The increase in employee compensation costs was due to growth in overall headcount and the increase in professional fees was due to consultant expenses related to investment in technology and digital investments. The increase in total other expense was partially offset by a decrease in the other expense line item and the largest driver of the change was a one-time state tax and license fee adjustment that occurred during the three months ended September 30, 2014. Additionally, the increase in total other expense in the nine months ended September 30, 2014 as compared to the same period in 2013 was partially offset by a decrease in other expense, which primarily resulted from non-recurring expenses incurred in 2013 related to our purchase of the Diners Club Italy licensee and financial assistance to facilitate the purchase of the Slovenian licensee by a European bank. The full year 2014 total other expense is expected to be consistent with the trend for the nine months ended September 30, 2014.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Income before income tax expense	$1,009	$946	$3,046	$3,007
Income tax expense	$365	$353	$1,127	$1,139
Effective income tax rate	36.2%	37.3%	37.0%	37.9%

Income tax expense increased $12 million for the three months ended September 30, 2014, as compared to the same period in 2013 due to an increase in pretax income. The effective tax rate decreased from 37.3% for the three months ended September 30, 2013 to 36.2% for the three months ended September 30, 2014 due to recognition of tax benefits attributable to prior year tax adjustments. The 2013 prior period included a one-time increase to unrecognized tax benefits.
Income tax expense decreased $12 million for the nine months ended September 30, 2014, as compared to the same period in 2013. The effective tax rate decreased from 37.9% for the nine months ended September 30, 2013 to 37.0% for the nine months ended September 30, 2014 due to a favorable adjustment to unrecognized tax benefit and decreases in state income tax rates as a result of the changes in state apportionment factors.

Liquidity and Capital Resources
Funding and Liquidity
We seek to maintain diversified funding sources and a strong liquidity profile in order to fund our business and repay or refinance our maturing obligations. In addition, we seek to achieve a prudent maturity profile and utilize a cost-effective mix of funding sources. Our primary funding sources include deposits, sourced directly from consumers or through brokers; term asset-backed securitizations; private asset-backed securitizations and short- and long-term borrowings.
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
At September 30, 2014, we had $28.8 billion of direct-to-consumer deposits and $16.6 billion of brokered and other deposits. Maturities of our certificates of deposit range from one month to ten years, with a weighted average maturity of 23 months.
The following table summarizes deposits by contractual maturity as of the end of the current period (dollars in millions):

At September 30, 2014	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Indeterminate
Certificates of deposit in amounts less than $100,000(1)	$20,908	$2,224	$2,378	$4,849	$11,457	$—
Certificates of deposit in amounts of $100,000(1) to less than $250,000(1)	4,605	722	672	1,122	2,089	—
Certificates of deposit in amounts of $250,000(1) or greater	1,174	164	175	266	569	—
Savings deposits, including money market deposit accounts(2)	18,490	—	—	—	—	18,490
Total interest-bearing deposits	$45,177	$3,110	$3,225	$6,237	$14,115	$18,490

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

(2)	Represents deposits with no contractual maturity, with the exception of structured sweep deposits associated with agreements entered into with third parties.
Credit Card Securitization Financing
We use the securitization of credit card receivables as an additional source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"), through which we issue DCENT DiscoverSeries notes both publicly and through private transactions. We retain significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of September 30, 2014, the DiscoverSeries three-month rolling average excess spread was 13.63%.
Another feature of our securitization structure, which is applicable to the notes issued from DCENT, is a reserve account funding requirement in which, in limited circumstances, excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.5%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 4: Credit Card and Student Loan Securitization Activities to our condensed consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spread at September 30, 2014.
At September 30, 2014, we had $14.8 billion of outstanding public asset-backed securities and $5.5 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries. There were no outstanding private asset-backed securitizations outstanding at September 30, 2014.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries at the end of the current period (dollars in millions):

At September 30, 2014	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$14,752	3,053	6,799	4,900	—

The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Although the implementation of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860, Transfers and Servicing, no longer qualified certain transfers of assets for sale accounting treatment, the FDIC approved a final rule that preserved the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 1, 2009. Other legislative and regulatory developments may, however, impact our ability and/or desire to issue asset-backed securities in the future. For information on recent developments, see "— Regulatory Environment and Developments — Capital, Liquidity and Funding — Securitizations."
Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank's debt (dollars in millions):

Discover Financial Services Senior Notes		Discover Bank Senior Notes		Discover Bank Subordinated Notes
Principal Amount Outstanding	Maturity	Principal Amount Outstanding	Maturity	Principal Amount Outstanding	Maturity
At September 30, 2014
$400	June 2017	$750	February 2018	$200	November 2019
78	July 2019	750	August 2021	500	April 2020
322	April 2022	1,000	August 2023	$700
500	November 2022	400	March 2026
$1,300		$2,900

Our Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. For more information, see Note 6: Long-Term Borrowings to our condensed consolidated financial statements.

Other Long-Term Borrowings—Student Loans
At September 30, 2014, we had $1.6 billion of remaining principal balance outstanding on securitized debt assumed as part of the acquisition of Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Short-Term Borrowings
We utilize a $205 million warehouse line of credit as a form of short-term borrowings. This line of credit is used for the sole purpose of funding consumer residential loans that are held for sale. The warehouse line of credit had an outstanding balance of $139 million as of September 30, 2014. In addition, we may access short-term borrowings through the Federal Funds market or through repurchase agreements. At September 30, 2014 and December 31, 2013, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed undrawn capacity through privately placed asset-backed securitizations. At September 30, 2014 we had total committed capacity of $7.5 billion, none of which was drawn.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of September 30, 2014, Discover Bank had $15.4 billion of available capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window.
Funding Uses
Our primary uses of funds include the extensions of loans and credit, primarily through Discover Bank, the purchase of investment securities for our liquidity portfolio, working capital and debt and capital service. We assess funding uses and liquidity needs under both the normal course of business and hypothetical adverse environments, considering primary uses of funding, such as on-balance sheet loans, and contingency uses of funding, such as the need to post additional collateral for derivatives positions. In order to anticipate funding needs under adverse environments, we maintain liquidity stress scenarios that assess the impact of a range of unusual business events, such as severe economic recessions, financial market disruptions, adverse operational events and other forms of stress.
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
We also have agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at September 30, 2014. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating were reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of September 30, 2014, would have been $97 million. We do not anticipate a credit ratings downgrade given that our credit ratings outlooks with Standard and Poor's, Moody's and Fitch were "Positive" or "Stable" as of September 30, 2014 as noted in the table below.

A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Moody’s Investors Service	Standard & Poor’s	Fitch Ratings
Senior Unsecured Debt
Discover Financial Services	Ba1	BBB-	BBB+
Discover Bank	Baa3	BBB	BBB+
Outlook for Senior Unsecured Debt	Stable	Positive	Stable
Subordinated Debt
Discover Bank	Ba1	BBB-	BBB
Discover Card Master Trust I(1)
Class A	N/A	N/A	N/A
Class B	N/A	N/A	N/A
Discover Card Execution Note Trust
Class A(2)	Aaa(sf)	AAA(sf)	AAAsf
Class B(2)	Aa1(sf)	AA+(sf)	AA-sf
Class C(3)	N/A	N/A	N/A

(1)	All Class A and B certificates have been paid in full.

(2)	An “sf” in the rating denotes rating agency identification for structured finance product ratings.

(3)	All Class C notes are currently held by subsidiaries of Discover Bank and, therefore, are not publicly rated.
Liquidity
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations under normal and stress conditions both at the bank holding company level and on a consolidated basis. In addition to the funding sources discussed above, we also maintain high-quality, liquid, unencumbered assets in our investment portfolio.
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
At September 30, 2014, our liquidity portfolio was comprised of cash and cash equivalents and high-quality, liquid and unencumbered investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we have the ability to raise cash by utilizing repurchase agreements, pledging certain of these investments to access the secured funding markets or selling them. The level and mix of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
At September 30, 2014, our liquidity portfolio and undrawn credit facilities were $33.8 billion, which was $1.2 billion higher than the balance at December 31, 2013. During the three and nine months ended September 30, 2014 the average balance of our liquidity portfolio was $11.2 billion and $11.4 billion, respectively.

	September 30, 2014	December 31, 2013
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$7,046	$6,193
Investment securities(2)	3,898	4,922
Total liquidity portfolio	10,944	11,115
Private asset-backed securitizations(3)	7,500	7,000
Primary liquidity sources	18,444	18,115
Federal Reserve discount window(3)(4)	15,377	14,500
Total contingent funding sources	$33,821	$32,615

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)
Excludes $15 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of September 30, 2014 and $9 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2013.

(3)	See "— Additional Funding Sources" for additional information.

(4)	Excludes $5 million of investments accounted for in the liquidity portfolio that were pledged to the Federal Reserve as of December 31, 2013.
Bank Holding Company Liquidity
The primary uses of funds at the bank holding company level include debt and capital service (interest and dividend payments and return of principal) and capital management activity, which may include the periodic repurchase of shares of our common stock. Our primary sources of funds at the bank holding company level include the proceeds from the public issuance of unsecured debt and capital securities and dividends from Discover Bank. Under periods of stress or at the discretion of our regulators, Discover Financial Services could lose access to one or both of those funding sources. In addition, regulatory standards require that bank holding companies retain sufficient liquidity in order to serve as a source of financial strength for their banks and their banks' subsidiaries during periods of liquidity stress.
In keeping with these risks and objectives, we manage liquidity at the bank holding company level to ensure that we can meet existing and certain forecasted funding obligations for an extended period of time under both normal and adverse conditions. We structure our debt maturity schedule to minimize the amount of debt maturing at the bank holding company level within a short period of time. Our ALCO and board of directors regularly review our compliance with our liquidity limits as a bank holding company, which are established in accordance with the liquidity risk appetite articulated by our board.
Capital
Our primary sources of capital are from the earnings generated by our businesses and common and preferred stock issuances in the capital markets. We seek to manage capital to a level and composition sufficient to support the risks of our businesses, meet regulatory requirements, meet rating agency targets and support future business growth. Within these constraints, we are focused on deploying capital in a manner that provides attractive returns to our stockholders. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives and legislative and regulatory developments.
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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At September 30, 2014, no portion of our deferred tax asset was disallowed for regulatory capital purposes.

At September 30, 2014, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under Basel I.
As discussed in “— Regulatory Environment and Developments — Capital, Liquidity and Funding,” we will be subject to a common equity Tier 1 capital ratio requirement when the Basel III final rules become effective on January 1, 2015. We currently disclose our Tier 1 common capital ratio as calculated under Basel I for our bank holding company, which is a regulatory capital measure widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. Since analysts and banking regulators may assess the quality and composition of our capital adequacy using this ratio, we believe it is useful to provide investors the ability to assess our capital adequacy on the same basis. Further, we believe that providing an estimate of capital position based on the Basel III final rules is important to complement the existing capital ratios and for comparability to other financial institutions. As the Tier 1 common capital ratio calculated under Basel I and common equity Tier 1 capital ratio calculated under Basel III are not formally defined by U.S. GAAP or codified in the federal banking regulations, they are considered to be a non-GAAP financial measures. Other financial services companies may also disclose these ratios and definitions may vary, so we advise users of this information to exercise caution in comparing these ratios for different companies.
Our Tier 1 common capital ratio, as calculated under Basel I, increased to 14.8% at September 30, 2014 from 14.3% at December 31, 2013. The increase was driven by the strong generation of internal capital from earnings.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to our Tier 1 common capital calculated under Basel I:

	September 30, 2014	December 31, 2013
	(dollars in millions)
Total common stockholders’ equity	$10,741	$10,249
Less: Goodwill	(284)	(284)
Less: Intangible assets, net	(177)	(185)
Tangible common equity	10,280	9,780
Effect of certain items in accumulated other comprehensive income excluded from Tier 1 common capital	70	69
Total Tier 1 common capital (Basel I)	$10,350	$9,849

Risk-weighted assets (Basel I)(1)	$70,132	$68,649
Tier 1 common capital ratio (Basel I)	14.8%	14.3%

(1)
Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in our total risk-weighted assets.

The following table provides a reconciliation of common equity Tier 1 capital and risk-weighted assets calculated under Basel III using the standardized approach to Tier 1 common capital and risk-weighted assets calculated under Basel I (dollars in millions):

September 30, 2014
Total Tier 1 common capital (Basel I)	$10,350
Add: Adjustments related to capital components(1)	21
Estimated common equity Tier 1 capital (Basel III Final Rule)	$10,371

Estimated risk-weighted assets (Basel III Final Rule)(2)	$70,560
Estimated common equity Tier 1 capital ratio (Basel III Final Rule)	14.7%

(1)	Adjustments related to capital components include: deferred tax liabilities related to intangible assets and deduction for deferred tax assets.

(2)	Key differences under fully phased-in Basel III rules in the calculation of risk-weighted assets compared to Basel I include higher risk weighting for past due loans and unfunded commitments.
Current or future legislative or regulatory initiatives may require us to hold more capital in the future. Federal Reserve and FDIC final rules applicable to Discover Financial Services and Discover Bank, respectively, include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes "capital" for purposes of calculating those ratios. For additional information, see "— Regulatory Environment and Developments — Capital, Liquidity and Funding."
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
Also in March 2014, the Federal Reserve published the results of its annual supervisory stress tests for bank holding companies with $50.0 billion or more in total consolidated assets, including Discover. At that same time, we published company-run stress test results for Discover Financial Services and Discover Bank. Discover Financial Services is required to publish stress tests results in March and September each year in accordance with Federal Reserve rules and Discover Bank is required to publish stress tests in March each year under FDIC rules. We published our mid-year stress test results in September 2014.
We recently declared a quarterly cash dividend on our common stock of $0.24 per share, payable on November 20, 2014 to holders of record on November 6, 2014, which is consistent with last quarter. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on December 1, 2014, to holders of record on November 14, 2014, which was the same amount paid on our preferred stock in the prior quarter.
On April 16, 2014, our board of directors approved a two-year share repurchase program authorizing the repurchase of up to $3.2 billion of our outstanding shares of common stock. The program expires on April 15, 2016, and may be terminated at any time. This program replaced the prior $2.4 billion program, which had $1.0 billion of remaining authorization. In the third quarter of 2014, we repurchased approximately 10 million shares, or 2%, of our outstanding common stock for $622 million. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. Any share repurchases after March 31, 2015 will be subject to receiving Federal Reserve non-objection with respect to our proposed capital actions through March 31, 2016.
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

Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at September 30, 2014, which include deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed rate debt, purchase obligations and other liabilities, were $69.6 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the calendar year ended December 31, 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments.”
We extend credit for consumer and commercial loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At September 30, 2014, our unused commitments were $169.1 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances. At September 30, 2014, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the fiscal period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2014, we estimate that net interest income over the following 12-month period would increase by approximately $155 million, or 2%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2013, we estimated that net interest income over the following 12-month period would increase by approximately $136 million, or 2%. The increase in net interest income sensitivity is due to actions we have taken to position our balance sheet for future rate increases, which included swapping floating-rate borrowings to fixed rate borrowings in the second and third quarters of 2014. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
July 1 - 31, 2014
Repurchase program(1)	3,973,680	$62.94	3,973,680	$2,845,340,100
Employee transactions(2)	260	$61.98	N/A	N/A
August 1 - 31, 2014
Repurchase program(1)	3,720,637	$61.02	3,720,637	$2,618,309,656
Employee transactions(2)	574	$60.12	N/A	N/A
September 1 - 30, 2014
Repurchase program(1)	2,274,077	$63.58	2,274,077	$2,473,731,255
Employee transactions(2)	400	$61.04	N/A	N/A

Total
Repurchase program(1)	9,968,394	$62.37	9,968,394	$2,473,731,255
Employee transactions(2)	1,234	$60.96	N/A	N/A

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
Date: October 28, 2014

Exhibit Index

Exhibit Number	Description

4.1
Fiscal and Paying Agency Agreement, dated August 7, 2014, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on August 7, 2014 and incorporated herein by reference thereto).

10.1
Second Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 3, 2014, by and between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to Discover Bank's Current Report on Form 8-K filed on October 9, 2014 and incorporated herein by reference thereto).

10.2
Discover Financial Services Change in Control Severance Policy Amended and Restated October 15, 2014 (filed as Exhibit 10.1 to Discover Financial Services' Current Report on Form 8-K filed on October 16, 2014 and incorporated herein by reference thereto).

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