Form 10-K
period 2014-12-31
Discover Financial Services
filed 2015-02-25
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the calendar year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $28,651,886,813.
As of February 20, 2015, there were 447,239,938 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on April 29, 2015 are incorporated by reference in Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES
Annual Report on Form 10-K for the calendar year ended December 31, 2014

Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover®, PULSE®, Cashback Bonus®, Discover Cashback Checking®, Discover® More® Card, Discover it®, Discover® MotivaSM Card, Discover® Open Road® Card, Discover® Network and Diners Club International®. All other trademarks, trade names and service marks included in this annual report on Form 10-K are the property of their respective owners.

Part I.

Item 1.	Business
Introduction
Discover Financial Services is a direct banking and payment services company. We were incorporated in Delaware in 1960. We are a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore are subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We provide direct banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home loans, home equity loans and deposit products. We had $70.0 billion in loan receivables and $28.8 billion in deposits issued through direct-to-consumer channels and affinity relationships at December 31, 2014. We operate the Discover Network, the PULSE network (“PULSE”), and Diners Club International (“Diners Club”). The Discover Network processes transactions for Discover-branded credit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale ("POS") terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.

In December 2012, our board of directors approved a change in our fiscal year end from November 30 to December 31 of each year. This fiscal year change was effective January 1, 2013. As a result of the change, we had a one month transition period in December 2012. The audited results for the one month ended December 31, 2012 are included in this report.
Available Information
We make available, free of charge through the investor relations page of our internet site www.discover.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors and executive officers, and any amendments to those documents filed with or furnished to the Securities and Exchange Commission (the "SEC") pursuant to the Securities Exchange Act of 1934. These filings are available as soon as reasonably practicable after they are filed with or furnished to the SEC.
In addition, the following information is available on the investor relations page of our internet site: (i) our Corporate Governance Policies; (ii) our Code of Ethics and Business Conduct; and (iii) the charters of the Audit, Compensation and Leadership Development, Nominating and Governance, and Risk Oversight Committees of our board of directors. These documents are also available in print without charge to any person who requests them by writing or telephoning our principal executive offices: Discover Financial Services, Office of the Corporate Secretary, 2500 Lake Cook Road, Riverwoods, Illinois 60015, U.S.A., telephone number (224) 405-0900.
Operating Model
We manage our business activities in two segments: Direct Banking and Payment Services. Our Direct Banking segment includes consumer banking and lending products, specifically Discover-branded credit cards issued to individuals on the Discover Network and other consumer banking products and services, including private student loans, personal loans, home loans, home equity loans, prepaid cards and other consumer lending and deposit products. Our Payment Services segment includes PULSE, Diners Club and our Network Partners business, which provides payment transaction processing and settlement services on the Discover Network.
We are principally engaged in providing products and services to customers in the United States, although the royalty and licensee revenue we receive from Diners Club licensees is mainly derived from sources outside of the United States. For quantitative information concerning our geographic distribution, see Note 4: Loan Receivables to our consolidated financial statements.
Below are descriptions of the principal products and services of each of our reportable segments. For additional financial information relating to our business and our operating segments, see Note 22: Segment Disclosures to our consolidated financial statements.

Direct Banking
Set forth below are descriptions of our credit cards, student loans, personal loans, home loans, home equity loans and deposit products. For additional information regarding the terms and conditions of these products, see "— Product Terms and Conditions."
Credit Cards
We currently offer credit cards issued to consumers. Our credit card customers are permitted to "revolve" their balances and repay their obligations over a period of time and at an interest rate set forth in their cardmember agreements, which may be either fixed or variable. The interest that we earn on revolving credit card balances makes up approximately 84% of our total interest income. We also charge customers other fees as specified in the cardmember agreements. These fees may include fees for late payments, balance transfer transactions and cash advance transactions.
Our credit card customers' transactions in the U.S. are processed over the Discover Network. Where we have a direct relationship with a merchant, which is the case with respect to our large merchants representing a majority of Discover card sales volume, we receive discount and fee revenue from merchants. Discount and fee revenue is based on pricing that is set forth in contractual agreements with each such merchant and is based on a number of factors including industry practices, special marketing arrangements, competitive pricing levels and merchant size. Where we do not have a direct relationship with a merchant, we receive acquirer interchange and assessment fees from the merchant acquirer that settles transactions with the merchant. The amount of this fee is based on a standardized schedule and can vary based on the type of merchant.
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
We currently offer fixed and variable rate private student loans originated by Discover Bank. We market our student loans online and through direct mail and email to existing and potential customers. We also work with school financial aid offices to create awareness of our products with students. Students can apply for our student loans online, by phone, or by mail, and we have dedicated staff within our call centers to service student loans. We invite applicants to apply with a creditworthy cosigner, which may improve the likelihood for loan approval and a lower interest rate.
As part of the loan approval process, all of our student loans, except for bar study and residency loans, are certified and disbursed through the school to ensure students do not borrow more than the cost of attendance less other financial aid. Upon graduation, for variable loans originated before May 2014, students are generally eligible to receive a graduation reward. Students may redeem their graduation reward as a credit to the balance of any of their Discover student loans or as a direct deposit to a bank account. For all loans originated in May 2014 and after, students are generally eligible to receive a reward for achieving a specified grade point average during the academic period covered by the loan.
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
Home Loans and Home Equity Loans
In 2012, we began offering home mortgage loans and related services to help consumers finance home purchases and refinance existing home mortgages. We offer prime adjustable, fixed-rate conforming, jumbo, Federal Housing Administration ("FHA") and U.S. Department of Veterans Affairs (“VA”) first lien loans to qualified applicants. We generally market home loans to existing Discover customers through direct mail, email, statement envelopes and inserts, and advertising on Discover websites. We also market home loans to non-Discover customers through direct mail, internet advertising, including search engine marketing, display banners, internet lead aggregators, rate tables on financial websites and social media. Consumers can apply for or obtain information about home loans by mail or online, or they can speak directly to a dedicated mortgage banker over the phone. Loans are funded and closed using proceeds principally from borrowings under a third-party warehouse line of credit. Substantially all funded loans and the related loan servicing rights are sold to investors in the secondary market, generally within 30 days of funding. The proceeds from such sales are used to repay borrowings under the warehouse line of credit. In addition to funding loans, we offer escrow and title services to home loan customers. For more information regarding our warehouse line of credit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding Sources — Short-Term Borrowings."
We offer closed-end home equity loans to help consumers improve their homes as well as payoff higher interest debt. These loans are fixed term and rate loans that provide consumers the stability of a fixed payment on their obligation while being secured against the equity in their homes. We market this product primarily to existing card customers through a mix of direct mail, internet advertising and email. Non-Discover customers can obtain information regarding Discover home equity products on our website and have the ability to apply by calling a personal banker.
Deposits
We obtain deposits from consumers directly or through affinity relationships ("direct-to-consumer deposits") and through third-party securities brokerage firms that offer our deposits to their customers ("brokered deposits"). Our deposit products include certificates of deposit, money market accounts, savings accounts, checking accounts and Individual Retirement Arrangement ("IRA") certificates of deposit. We market our direct-to-consumer deposit products to our existing customer base and other prospective customers through the use of our website, mobile platform, print materials, affinity arrangements with third parties and internet advertising. Customers can apply for, fund, and service their deposit accounts online or via phone, where we have a dedicated U.S. based staff within our call centers to service deposit accounts. For more information regarding our deposit products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding Sources — Deposits."
Payment Services
Set forth below are descriptions of PULSE, Diners Club and our Network Partners business, which provides payment transaction processing and settlement services on the Discover Network.

PULSE Network
Our PULSE network is one of the nation’s leading debit/ATM networks. PULSE links cardholders of more than 7,200 financial institutions with ATMs and POS terminals located throughout the United States. This includes more than 3,700 financial institutions with which PULSE has direct relationships and approximately 3,400 additional financial institutions through agreements PULSE has with other debit networks. PULSE also provides cash access at 1.6 million ATMs in 130 countries.
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
Network Partners Business
We have agreements with a number of financial institutions, networks and commercial service providers for issuance of products or processing of payments on Discover networks. We refer to these financial institutions, networks and commercial service providers as "Network Partners." We may earn merchant discount and acquirer assessments net of issuer fees paid, in addition to other fees, for processing transactions for Network Partners.

The following chart* shows an example of Network Partners transaction cycle:
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
Credit Risk Management
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from borrower default when borrowers are unable or unwilling to meet their financial obligations to us. Our credit risk arising from consumer lending products is generally highly diversified across millions of accounts without significant individual exposures. We manage credit risk primarily based on customer segments and product types. See "— Risk Management" for more information regarding how we define and manage our credit and other risks.
Account Acquisition (New Customers)
We acquire new credit card customers through direct mail, internet, media advertising, merchant or partner relationships, or through unsolicited individual applications. We also acquire new student loan, personal loan and home loan customers through similar channels. In all cases we have a rigorous process for screening applicants.
To identify credit-worthy prospective customers, our credit risk management and marketing teams use proprietary analytical tools to match our product offerings with customer’s needs. We consider the prospective customer's financial stability, as well as ability and willingness to pay.
We assess the creditworthiness of each consumer loan applicant through evaluating applicant’s credit information provided by credit bureaus and information from other sources. The assessment is performed using our credit scoring systems, both externally developed and proprietary. For our unsecured lending products, we also use experienced credit underwriters to supplement our automated decision-making processes. For our home loan and home equity products, experienced credit underwriters must review and approve each application.
Upon approval of a customer's application for one of our unsecured lending and home equity products, we assign a specific annual percentage rate using an analytically driven pricing framework that simultaneously provides competitive pricing for customers and seeks to maximize revenue on a risk-adjusted basis. For our credit card loans, we also assign a credit line based on risk level and expected return.

Portfolio Management (Existing Customers)
The revolving nature of our credit card loans requires that we regularly assess the credit risk exposure of such accounts. This assessment uses the individual's Discover account performance information as well as information from credit bureaus. We utilize statistical evaluation models to support the measurement and management of credit risk. At the individual customer level, we use custom risk models together with generic industry models as an integral part of the credit decision-making process. Depending on the duration of the customer's account, risk profile and other performance metrics, the account may be subject to a range of account management treatments, including transaction authorization limits and increases or decreases on credit limits. Our installment loans are billed according to an amortization schedule that is calculated at the time of the disbursement of the loan and, in the case of deferred student loans, at the time the loan enters repayment.
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
We reevaluate our collection efforts, and consider the implementation of other techniques, as a customer becomes increasingly delinquent. We limit our exposure to delinquencies through controls within our process for authorizing transactions and credit limits and criteria-based account suspension and revocation. In situations involving customers with financial difficulties, we may enter into arrangements to extend or otherwise change payment schedules, lower interest rates and/or waive fees to aid customers in becoming current on their obligations to us. For more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Loan Quality — Modified and Restructured Loans."
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

•	The newly launched Discover it Miles card offers 1.5 miles for every dollar spent on purchases, no annual fee and an annual credit of up to $30 for in-flight Wi-Fi charges.

•	Discover it Chrome card offers 2% Cashback Bonus on gas and restaurants up to a quarterly maximum (no sign up required) and 1% Cashback Bonus on all other purchases as well as other benefits.

•	Discover More card offers 5% Cashback Bonus in categories that change throughout the year up to a quarterly maximum (signing up is required) and up to 1% Cashback Bonus* on all other purchases.

•	Discover Open Road card offers 2% Cashback Bonus on the first $250 spent in combined gas and restaurant purchases each billing period and up to 1% Cashback Bonus* on all other purchases.

•
Miles by Discover customers receive two miles for every $1 on the first $3,000 spent in travel and restaurant purchases each year, one mile for every $1 spent thereafter, and one mile for every $1 spent on all other purchases.

•	Escape by Discover customers receive two miles for every $1 on all purchases. This card has a $60 annual fee.

•
Discover Business card offers 5% Cashback Bonus on the first $2,000 spent in office supply purchases, 2% Cashback Bonus on the first $2,000 spent in gas purchases each year and up to 1% Cashback Bonus* on all other purchases.

* With Discover Deals, customers can shop at top merchants and earn additional Cashback Bonus or miles, a statement credit on their Discover account or instant savings at checkout both online and in stores. Cashback Bonus can be redeemed for (i) merchant partner gift cards (starting at $20) that add $5 or more to their reward, (ii) Discover gift cards (starting at $20, available through April 1, 2015), (iii) charitable donations to select charities (starting at 1 cent), (iv) in the form of a statement credit (starting at 1 cent), or (v) electronic deposit to a bank account (starting at 1 cent). Miles can be redeemed for (i) partner gift cards (starting at 1,000 miles), (ii) Discover gift cards (starting at 5,000 miles, available through April 1, 2015), (iii) cash in the form of statement credits or direct deposits (starting at 2 miles), (iv) charitable donations to select charities (starting at 2 miles), or (v) for the Escape card only, travel credits starting at 10,000 miles.
Protection Products
We currently service and maintain existing enrollments of the protection products detailed below for our credit card customers. Although we suspended new sales of these products to consumers at the end of 2012, we may resume offering similar products in the future.

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

•
Payment Protection. This product allows customers to suspend their payments for up to two years, depending on the qualifying event and product level, when certain qualifying life events occur. While on benefit, customers have no minimum monthly payment, and are not charged interest, late fees or the fees for the product. This product covers a variety of different events, such as unemployment, disability, natural disasters or other life events, such as marriage or birth of a child. Depending on the product and availability under state laws, outstanding balances up to $10,000 or $25,000, depending on product level are cancelled in the event of death.

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

Customer Service
Our customers can contact our customer service personnel by calling 1-800-Discover. Our customers can also manage their accounts online or through applications for certain mobile devices. Our internet and mobile solutions offer a range of benefits, including:

•
Online account services that allow customers to customize their accounts, choose how and when they pay their bills, view annual account summaries that assist them with budgeting, research transaction details, initiate transaction disputes and chat with or email a customer representative;

•	Email and mobile text reminders that help customers avoid fees, keep their accounts secure and track big purchases or returns;

•	Money management tools like the Spend Analyzer, Paydown Planner and Purchase Planner; and

•	An online portal where customers automatically earn 5-20% Cashback Bonus when they shop at well-known online merchants using their Discover card.

Our student loan, personal loan, home equity and deposit product customers can utilize our online account services to manage their accounts, and to use interactive tools and calculators. For the home loan origination process, we have an online portal for home loan customers to educate themselves on the home loan process, monitor the status of their loans prior to funding, upload documents and e-sign initial loan documents.
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
Fraud Prevention
We monitor our customers' accounts to prevent, detect, investigate and resolve fraud. Our fraud prevention processes are designed to protect the security of cards, applications and accounts in a manner consistent with our customers' needs to easily acquire and use our products. Prevention systems monitor the authorization of application information, verification of customer identity, sales, processing of convenience and balance transfer checks, and electronic transactions.
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
Product Terms and Conditions
Credit Cards
The terms and conditions governing our credit card products vary by product and change over time. Each credit card customer enters into a cardmember agreement governing the terms and conditions of the customer's account. Discover card's terms and conditions are generally uniform from state to state. The cardmember agreement permits us, to the extent permitted by law, to change any term of the cardmember agreement, including any finance charge, rate or fee, or add or delete any term of the cardmember agreement, with notice to the customer as required by law. The customer has the right to opt out of certain changes of terms and pay their balance off under the original terms. Each cardmember agreement provides that the account can be used for purchases, cash advances and balance transfers. Each Discover card account is assigned a credit limit when the account is initially opened. Thereafter, individual credit limits may be increased or decreased from time to time, at our discretion, based primarily on our evaluation of the customer's creditworthiness. We offer various features and services with the Discover card accounts, including the Cashback Bonus rewards programs described under “— Marketing — Rewards/Cashback Bonus.”

All Discover card accounts generally have the same billing structure. We generally send a monthly billing statement to each customer who has an outstanding debit or credit balance. Customers also can waive their right to receive a physical copy of their bill, in which case they will receive email notifications of the availability of their billing statement online. Discover card accounts are grouped into multiple billing cycles for operational purposes. Each billing cycle has a separate billing date, on which we process and bill to customers all activity that occurred in the related accounts during a period of approximately 28 to 32 days that ends on the billing date.
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
The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") required us to review, every six months, certain interest rates that were increased on accounts since January 1, 2009 to determine whether to reduce the interest rate based on the factors that prompted the increase or factors we currently consider in determining interest rates applicable to similar new credit card accounts. The amount of any rate decrease must be determined based upon our reasonable policies and procedures. Any reduced interest rate must be applied to the account not later than 45 days after completion of the review.
Student Loans
The terms and conditions governing our student loans vary by product and are specified in the borrower's promissory note and disclosures. Each borrower signs a promissory note and accepts the loan terms during the application process. Student loans feature zero origination fees, fixed or variable interest rates, and potential rewards. Student loans may include a deferment period, during which borrowers are not required to make payments while enrolled in school at least half time. This period begins on the date the loan is first disbursed and ends six to nine months after the borrower ceases to be enrolled in school at least half time. We also offer an optional "In-School Payment" product that requires a student to make monthly payments while in school. The standard repayment period is 15 to 20 years, depending on the type of student loan. Borrowers can choose to receive electronic communications, in which case they will receive email notifications of the availability of their monthly billing statements online. There is no prepayment penalty, and borrowers may decide whether or not to apply any excess payments toward their next monthly payments and advance their next due date.
We calculate interest on a daily basis on the outstanding principal loan balance until the loan is paid in full. The interest rate will never be higher than the maximum allowed by law, as stated in the promissory note and disclosures. The variable interest rate we offer, is equal to a variable index (e.g., based on the prime rate, London Interbank Offered Rate ("LIBOR") or T-Bill) plus a fixed margin assigned to the loan during origination. Variable interest rates may adjust quarterly if the index changes. We may impose other charges, including late charges when a customer has not made a minimum payment by the required due date and a returned check charge. In certain circumstances, we may offer borrower assistance programs including forbearance periods of up to 12 months over the life of the loan or short-term payment reductions. We accrue interest when loans are in forbearance or in other payment assistance programs.
Personal Loans
The terms and conditions governing personal loans are set at the time the loan is accepted and generally do not change for the life of the loan. Personal loan account terms and conditions are generally uniform from state to state. All personal loan accounts generally have the same billing structure. Customers receive monthly statements approximately 20 days prior to payment due dates. The statement provides detail on all transactions processed since the last statement was generated, as well as a summary of the current amount due. Customers also can waive their right to receive physical copies of their bills, in which case they will receive email notifications of the availability of their billing statements online. Personal loan accounts are assessed periodic finance charges using simple interest. We may impose other charges, including late charges when a customer has not made a minimum payment by the required due date and a returned check charge. There is no prepayment penalty for repaying a personal loan balance in full prior to the scheduled maturity date.
Home Loans and Home Equity Loans
We offer prime adjustable, fixed-rate conforming, jumbo, FHA and VA first lien home loans to qualified applicants. The terms of the loan are set at closing. Substantially all funded loans and the related loan servicing rights are sold to investors in the secondary market, generally within 30 days of funding.
Home equity loans are fixed-rate loans that carry a monthly payment over the term of the loan and are secured by a first or second lien on a customer's home. The terms of the loan are set at closing. Customers are sent monthly statements 20 days in advance of the payment due date. The statements provide the customer the allocation of any payments made since the last billing date as well as the payment due on the next scheduled payment date. The customer has the ability to view their account information as well as make payments online through the account center. Customers are also subject to additional charges, including late fees and returned payment charges. The customer has the ability to make larger than minimum payments on the loans and early payoffs are not subject to a prepayment penalty.
Deposits
We offer four main types of deposit products directly to consumers on a national basis: certificates of deposit, savings accounts, money market and checking accounts, though at the current time we are offering checking accounts only to existing credit card or deposit customers. All of these deposits are FDIC insured to the maximum permitted by law. Interest is compounded daily and credited to each account on a monthly basis, using the daily balance method. We do not pay interest generally on checking account balances, but instead offer cashback rewards for certain transactions. We offer a range of ownership options, including single, joint, trust and custodial. Deposit accounts may be funded through electronic funds transfer, check or wire transfer. Customers may service their accounts through a variety of convenient methods, including online at www.discoverbank.com, mobile and tablet device applications, and by telephone.
Certificates of deposit are offered on a full range of tenors from three months through 10 years with interest rates that are fixed for the full period. We provide automatic renewal along with options on reinvestment or disbursement of interest. There are minimum balance requirements to open certificates of deposit and penalties for early withdrawals. Money market accounts are transactional accounts with minimum balance requirements. Money market account funds may be accessed through electronic funds transfer, checks, wire transfer and debit cards. Savings accounts may be accessed through electronic funds transfer, wire transfer and official checks. Money market accounts and savings accounts have limitations on withdrawal frequency, as required by law. Interest rates on money market accounts and savings accounts are subject to change at any time. Fees apply to some transactions, and availability of funds varies based on product and method of funding.
We also issue certificates of deposit through select contracted brokerage firms. All of these deposits are also FDIC insured to the maximum allowed by law. All settlements occur through the Depository Trust Company. Tenors issued, interest and commission rates are determined weekly with tenor issuances of five months to ten years. Simple interest is applied to brokered certificates of deposit. At any given time, we may choose to not issue these certificates of deposit or to issue only certain tenors in a given week. Early redemption of these certificates occurs only in the event of death or adjudication of incompetence. We have also entered into several third-party agreements which provide structured sweep deposit balances.

Discover Network Operations
We support our merchants through a merchant acquiring model that includes direct relationships with large merchants in the United States and arrangements with merchant acquirers for small- and mid-size merchants. In addition to our U.S.-based merchant acceptance locations, Discover Network cards also are accepted at many locations in Canada, Mexico, the Caribbean, China, Japan and a growing number of countries around the world on the Diners Club network, or through reciprocal acceptance arrangements made with international payment networks (i.e., network-to-network).
We maintain direct relationships with most of our largest merchant accounts, which enables us to benefit from joint marketing programs and opportunities and to retain the entire discount revenue from the merchants. The terms of our direct merchant relationships are governed by merchant services agreements. These agreements also are accompanied by additional program documents that further define our network functionality and requirements, including operating regulations, technical specifications and dispute rules. To enable ongoing improvements in our network's functionality and in accordance with industry convention, we publish updates to our program documents on a semi-annual basis. Discover card transaction volume was concentrated among our top 100 merchants in the 2014 calendar year with our largest merchant accounting for approximately 8% of total Discover card transaction volume.
In order to increase merchant acceptance, Discover Network services the majority of its small- and mid-size merchant portfolios through third-party merchant acquirers to allow such acquirers to offer a comprehensive payments processing package to such merchants. Merchants also can apply to our merchant acquirer partners directly to accept Discover Network cards through the acquirers' integrated payments solutions. Merchant acquirers provide merchants with consolidated servicing for Discover, Visa and MasterCard transactions, resulting in streamlined statements and customer service for merchants, and reduced costs for us. These acquirer partners also perform credit evaluations and screen applications against unacceptable business types and the Office of Foreign Asset Control Specifically Designated Nationals list.
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
Technology
We provide technology systems processing through a combination of owned and hosted data centers and the use of third-party vendors. These data centers support our payment networks, provide customers with access to their accounts and manage transaction authorizations, among other functions. Discover Network works with a number of vendors to maintain our connectivity in support of POS authorizations. This connectivity also enables merchants to receive timely payment for their Discover Network card transactions.
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
Competition
We compete with other consumer financial services providers and payment networks on the basis of a number of factors, including brand, reputation, customer service, product offerings, incentives, pricing and other terms. Our credit card business also competes on the basis of reward programs and merchant acceptance. We compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, JPMorgan Chase and Citi) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. In comparison to our largest credit card competitors, our strengths include cash rewards, conservative portfolio management and strong customer service. Competition based on cash rewards programs, however, has increased in recent years. Our student loan product competes for customers with Sallie Mae and Wells Fargo, as well as other lenders that offer student loans. Our personal loan product competes for customers primarily with JPMorgan Chase, Wells Fargo, Citi and peer to peer lenders. Our home loan product competes for customers primarily with traditional lending institutions, namely Wells Fargo, Bank of America, JPMorgan Chase and Citi, which operate in multiple distribution channels, including direct-to-consumer. Our home loan product also faces additional competition from direct lending websites owned and operated by other online lenders that originate the bulk of their loans through their websites or by phone. Our home equity product faces competition primarily from traditional branch lending institutions like Wells Fargo, JP Morgan Chase, U.S. Bank and PNC.
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
Because most domestically-issued credit cards, other than those issued on the American Express network, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant market share of Visa and MasterCard. The former exclusionary rules of Visa and MasterCard limited our ability to attract merchants and credit and debit card issuers, contributing to Discover not being as widely accepted in the U.S. as Visa and MasterCard. Merchant acceptance of the Discover card has increased in the past several years, both in the number of merchants enabled for acceptance and the number of merchants actively accepting Discover. We continue to make investments in expanding Discover and Diners Club acceptance in key international markets where an acceptance gap exists.
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
In our direct-to-consumer deposits business, we have acquisition and servicing capabilities similar to other direct competitors, including USAA, Ally Bank, American Express, Capital One (360), Sallie Mae and Barclays. We also compete with traditional banks and credit unions that source deposits through branch locations. We seek to differentiate our deposit product offerings on the basis of brand reputation, convenience, customer service and value.

For more information regarding the nature of and the risks we face in connection with the competitive environment for our products and services, see "Risk Factors — Strategic Business Risk."
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
Employees
As of January 31, 2015, we employed approximately 14,676 individuals.
Risk Management
Our business exposes us to strategic (including reputational), credit, market, liquidity, operational, compliance and legal risks. We use a comprehensive enterprise-wide risk management framework to identify, measure, monitor, manage and report on risks we assume in conducting our activities. We seek financial returns commensurate with the risks to which we are exposed.
Enterprise Risk Management Principles
Our enterprise risk management philosophy is expressed through five key principles that guide our approach to risk management: comprehensiveness, accountability, independence, defined risk appetite and transparency.
Comprehensiveness
We seek to maintain a comprehensive framework for managing risk enterprise-wide, including policies, risk management processes, monitoring and testing, and reporting. Our framework is designed to be comprehensive with respect to our reporting segments and their control and support functions, and it extends across all risk types.
Accountability
We structure accountability across three lines of defense along the principles of risk management execution, oversight and independent validation. As the first line of defense, our business units seek to proactively manage the risks to which they are exposed as a result of their activities. Employees are expected to identify, report and correct process weaknesses.
Independence
Our second and third lines of defense, which are comprised of risk and control functions, operate independent of the business units. The second line of defense includes our corporate risk management ("CRM") department, which is led by our Chief Risk Officer (“CRO”), who is appointed by our Board of Directors. The CRO is accountable for providing an independent perspective on the risks to which we are exposed and how well management is identifying, assessing and managing risk; and the capabilities we have to manage risk across the enterprise. Our internal audit department, as the third line of defense, performs periodic, independent reviews and tests compliance with risk management policies, procedures and standards across the Company.
Defined Risk Appetite
We operate within the risk appetite framework approved by our Board of Directors, which guides an acceptable level of risk taking, considering desired financial returns and other objectives. To that end, limits and escalation thresholds are set consistent with the risk appetite approved by our Board of Directors.
Transparency
We seek to provide transparency of exposures and outcomes, which is core to our risk culture and operating style. We provide this risk transparency through our risk committee structure and standardized processes for escalating issues and reporting. This is accomplished at several levels within the organization, including monthly meetings held by our Risk Committee and quarterly reports to the Risk Oversight Committee of our Board of Directors, as well as regular reporting to our Risk subcommittees commensurate with the needs of our businesses. Further, the CRO is a member of the Executive Committee.
Risk Management Roles and Responsibilities
Our governance structure is designed and will be adjusted as necessary to meet the continuous needs of the business, and based on the principle that each line of business is responsible for managing risks inherent in its business with appropriate independent oversight and assessment. Committees are in place to oversee the management of risks across the Company. We seek to apply operating principles consistently to each committee. These operating principles are detailed in committee charters, which are approved by our Risk Committee.
Board of Directors
Our Board of Directors is responsible for: (i) approval of certain risk management policies, (ii) approval of our capital targets and risk appetite and associated limits, (iii) oversight of our strategic plan and (iv) appointment of our CRO.
Risk Oversight Committee of our Board of Directors
Our Risk Oversight Committee of our Board of Directors is responsible for reviewing and approving the risk management policies and overseeing the operations of our enterprise-wide risk management framework. Our Risk Oversight Committee approves risk management policies, oversees the operation of policies and procedures, and reviews reports from management on the status of and changes to risk exposures. In addition, our Risk Oversight Committee is responsible for the oversight of capital planning, liquidity risk management and resolution planning activities.
Risk Committee
Our Risk Committee is an executive management-level committee, that establishes a comprehensive risk management program and provides a forum to review and discuss credit, market, liquidity, operational, compliance and legal, and strategic risks across the Company and for each business unit. Risk Committee membership includes all members of our Executive Committee. The Committee establishes policies and reviews effectiveness of procedures to identify, measure, monitor, manage and report risk enterprise-wide, communicates risk appetite and philosophy, and reviews aggregated risk exposures within the Company. The Committee provides periodic reports to our Risk Oversight and Audit Committees.
Our Risk Committee has formed and designated a number of committees to assist it in carrying out its responsibilities. These committees, made up of representatives from senior levels of management, escalate issues to our Risk Committee as guided by escalation thresholds. These risk management committees include the Discover Bank Credit Committee, Asset/Liability Management Committees (Discover Financial Services and Discover Bank), the Counterparty Credit Committee, the New Initiatives Committee, the Operational Risk Committee, the Capital Planning Committee, and the Compliance Committee.
Chief Executive Officer (“CEO”)
The CEO is ultimately responsible for risk management within our Company. In that capacity, the CEO oversees the CRO, establishes a risk management culture throughout the Company and ensures that businesses operate in accordance with this risk culture.
Business Unit Heads
Our executive committee members, as business unit heads, are responsible for managing risk in pursuit of their strategic, financial and other business objectives, and ensuring their business units operate within established risk appetite limits. They are also responsible for identifying risks and implementing appropriate controls; explicitly considering risk when developing strategic plans, budgets and new products; and implementing appropriate risk controls when pursuing business strategies and objectives. Senior executive officers also coordinate with our CRM department to produce relevant, sufficient, accurate and timely risk reporting that is consistent with the processes and methodology established by our CRM department. In addition, our business unit heads are responsible for ensuring that sufficient financial resources and qualified personnel are deployed to manage the risks inherent in our business activities. Additionally, our business unit heads designate, in consultation with the CRO, a business risk officer to assist with risk management responsibilities.
Business risk officers work in conjunction with the business unit head to implement a business risk management program that satisfies business unit needs and adheres to corporate policy, standards and risk architecture.
Chief Risk Officer
Our CRO is a member of the Executive Committee and chairs our Risk Committee. In addition, the CRO has oversight responsibility to establish the CRM function with capabilities to exercise its mandate across all risk categories. Our CRO reports directly to our Risk Oversight Committee and administratively to the CEO. The CRO provides an independent view on the key risks to which our Company is exposed to our Risk Committee, our Audit Committee, our Risk Oversight Committee and our Board of Directors.
Corporate Risk Management
CRM is led by the CRO and supports business units by providing objective oversight of our risk profile to help ensure that risks are managed, aggregated and reported to our Risk Committee, our Risk Oversight Committee and our Audit Committee. CRM participates in our Risk Committee and sub-committee meetings to provide an enterprise-wide perspective on risk, governance matters, policies and risk thresholds. CRM is comprised of operational, consumer credit, counterparty credit, and market and liquidity risk oversight functions. In addition, CRM has enterprise risk management, corporate compliance, third-party risk management, and risk and insurance management frameworks to manage potential risk that might arise within these respective areas.
Law Department
Our law department plays a significant role in managing our legal risk, policy development and training, and in collaborating with the business units to incorporate a commitment to compliance in our day-to-day activities. The law department participates in meetings of our Risk Committee and the risk subcommittees in order to advise on legal and regulatory matters.
Internal Audit Department
Our internal audit department performs periodic, independent reviews and testing of compliance with risk management policies and standards across the Company, as well as assessments of the design and operating effectiveness of these policies and standards. The internal audit department also validates that risk management controls are functioning as intended by reviewing and evaluating the design and operating effectiveness of the CRM program and processes, including the independence and effectiveness of the CRM function. The results of such reviews are reported to our Audit Committee.
Risk Appetite and Strategic Limit Structure
Risk appetite is defined as the aggregate level in the type of risks we are willing to accept or avoid in order to achieve our strategic objectives, reflecting and based on our risk management philosophy and current business model that, in turn, influences our culture and operating style. The determination of risk appetite is directly linked to the strategic and capital planning process and is consistent with our aspirations and mission statement. The expressions of risk appetite also serve as tools to preclude business activities that are inconsistent with our long-term goals.
We segment our risk appetite expressions by type and cascading approval levels. Our Board of Directors approves our risk appetite and strategic limit structure, our Risk Committee approves our tactical limits and escalation triggers, and our risk sub-committees establish our execution-level limits.
Management and our CRM department monitor approved limits and escalation triggers to ensure that the business is operating within the expressed risk appetite and limits. Risk limits are monitored and reported on to various risk committees and our Board of Directors, as appropriate. Through ongoing monitoring of risk exposures, management is able to identify appropriate risk response and mitigation strategies in order to react dynamically to changing conditions.

Risk Categories
We are exposed to a broad set of risks in the course of our business activities due to both internal and external factors, which we segment into six major risk categories. The first five are defined to be broadly consistent with Federal Reserve regulatory guidance and Basel: credit, market, liquidity, operational, and compliance/legal risk. We recognize the sixth, strategic risk, as a separate risk category. We evaluate the potential impact of a risk event on the Company by assessing the financial impact, the impact to our reputation, the legal and regulatory impact, and the client/customer impact. In addition, we have established various policies to help govern these risks.
Credit Risk
Credit risk arises from the potential that a borrower or counterparty will fail to perform on an obligation. Our credit risk includes consumer credit risk and counterparty credit risk. Consumer credit risk is primarily incurred by Discover Bank through the issuance of (i) unsecured credit including credit cards, student loans and personal loans and (ii) secured credit including secured credit cards, deposit secured loans and home equity loans. Discover Home Loans incurs consumer credit risk through the issuance of residential first mortgage loans to consumers. Commercial credit risk and residential first mortgage loans originated by Discover Bank are limited to certain Community Reinvestment Act (“CRA”) compliance activities and the issuance of small business credit cards. Counterparty credit risk is incurred through a number of activities including settlement, certain marketing programs, treasury and asset/liability management, network incentive programs, vendor relationships and insurers.
The Discover Bank Credit Committee ensures the lending activities of the Bank comply with the Bank Credit Policy and also identifies, measures, monitors and controls risk arising from consumer credit risk and commercial credit risk associated with small business credit cards. Risks associated with CRA activities are overseen and monitored by the CRA Committee of the Bank.
Our Counterparty Credit Committee is responsible for the enterprise-wide approach to counterparty credit risk management through development of the Counterparty Credit Risk Management Policy and the associated oversight framework for the identification, measurement, monitoring, managing and reporting of counterparty credit risk.
Market Risk
Market risk is the risk to our financial condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates, credit spreads or equity prices. We are exposed to various types of market risk, in particular interest rate risk and other risks that arise through the management of our investment portfolio. The Asset/Liability Management Policy governs the management of market risk.
Liquidity Risk
Liquidity risk is the risk that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding, or an inability to easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions. The Asset/Liability Management Policy governs the management of liquidity risk.
Operational Risk
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk is inherent in all our businesses. Operational risk categories incorporate all of the operational loss event-type categories set forth by the Basel Committee on Banking Supervision, which include the following: (i) fraud (internal and external), (ii) employment practices and workplace safety, (iii) clients, products and business practices, (iv) damage to physical assets, (v) business disruption and system failures, and (vi) execution, delivery and process management.
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
Compliance and legal risk exposures are actively and primarily managed by our business units in conjunction with our compliance and law departments. Our compliance program governs the management of compliance risk. Our Risk Committee and Compliance Committee oversee our compliance and legal risk management. Our compliance and law departments provide independent oversight for all of our compliance and legal risk management activities. Our law department coordinates with our CRM and compliance departments in the management of compliance and legal risks by reporting and escalating material incidents, participating in risk and control self-assessments, and monitoring and reporting key risk indicators.
Strategic Risk
Strategic risk can arise from: adverse business decisions; improper implementation of decisions; and a failure to anticipate and respond to industry changes, create and maintain a competitive business model, and attract and profitably serve clients.
Our Executive Committee actively manages strategic risk through the development, implementation and oversight of our business strategies, including the development of budgets and business plans. Our business units take on and are accountable for managing strategic risk in pursuit of their objectives.
The New Initiative Policy and the Capital and Dividends Policy govern the management of strategic risk. In addition, the assessment of strategic risk is an important consideration of various subcommittees of our Risk Committee including the Discover Bank Credit Committee, our Asset and Liability Management Committee, our Capital Planning Committee and our New Initiative Committee. Our CRM department also plays an important role in the management of strategic risk by: (i) overseeing the objective setting and strategic planning processes from a risk perspective, to gain comfort that strategic risks have been adequately considered in the setting of objectives and development of strategies; (ii) providing an independent risk perspective to the new initiatives process; and (iii) assessing if there is effective alignment of management's proposed long-term strategic objectives with the risk appetite limits approved by our Board of Directors.
Capital Planning
Our capital planning and management framework encompasses forecasting capital levels, establishing capital targets, monitoring capital adequacy against targets, maintaining appropriate contingency capital plans and identifying strategic options to deploy excess capital.
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
A financial holding company and the non-bank companies under its control are permitted to engage in activities considered financial in nature, incidental to financial activities, or complementary to financial activities, if the Federal Reserve determines that such activities pose no risk to the safety or soundness of depository institutions or the financial system in general. Being a financial holding company under the Gramm-Leach-Bliley Act requires that the depository institutions that we control meet certain criteria, including capital, management and Community Reinvestment Act requirements. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") we are required to meet certain capital and management criteria to maintain our status as a financial holding company. Failure to meet the criteria for financial holding company status results in restrictions on new financial activities or acquisitions and could require discontinuance of existing activities that are not generally permissible for bank holding companies.
Federal Reserve regulations and the Federal Deposit Insurance Act (the "FDIA"), as amended by the Dodd-Frank Act, require that bank holding companies serve as a source of strength to each subsidiary bank and commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support without adversely affecting its ability to meet other obligations.
The Dodd-Frank Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms. Bank holding companies with $50 billion or more in total consolidated assets, including Discover, are considered systemically significant under the Dodd-Frank Act and are subject to heightened prudential standards established by the Federal Reserve. Regulatory developments, findings and ratings could negatively impact our business strategies or require us to: limit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see "— Acquisitions and Investments." See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover. Regulatory developments could also impact our strategies, the value of our assets, or otherwise adversely affect our businesses. For more information regarding the regulatory environment and developments under the Dodd-Frank Act, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments" and “Risk Factors."
Capital, Dividends and Share Repurchases
We, Discover Bank and Bank of New Castle are subject to capital adequacy guidelines adopted by federal banking regulators, which include maintaining minimum capital and leverage ratios for capital adequacy and higher ratios to be deemed "well-capitalized." As a bank holding company, we were required to maintain Tier 1 and total capital equal to at least 4% and 8% of our total risk-weighted assets, respectively, prior to January 1, 2015. We were also required to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 4% to 5% prior to January 1, 2015, depending upon criteria defined and assessed by the Federal Reserve. Further, under the Federal Reserve's annual capital plan requirements, we are required to demonstrate that under stress scenarios we will maintain a Tier 1 common ratio (meaning the ratio of Tier 1 common capital to total risk-weighted assets) above 5%. At December 31, 2014, Discover Financial Services met all requirements to be deemed "well-capitalized." For related information regarding our bank subsidiaries, see "— FDIA" below.
Federal Reserve and FDIC final rules applicable to Discover Financial Services and Discover Bank, respectively, include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes "capital" for purposes of calculating those ratios. The new minimum capital level requirements applicable to Discover Financial Services and Discover Bank under the final rules, beginning January 1, 2015, are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged); and (iv) a Tier 1 leverage ratio of 4% for all U.S. banking institutions. The new capital level requirements to be “well-capitalized” under the final rules are: (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%.
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
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over the nine quarter planning horizon. In January 2015, we submitted our annual capital plan to the Federal Reserve under the Federal Reserve’s Comprehensive Capital Analysis and Review, or CCAR, program, which included planned dividends and share repurchases over the nine quarter planning horizon. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will be subject to the Federal Reserve's review and non-objection of the actions that we proposed in our annual capital plan. In addition, Discover Financial Services is required to publish company-run stress tests results in March and September each year in accordance with Federal Reserve rules and Discover Bank is required to publish company-run stress test results under FDIC rules. The dates for publication of stress test results by Discover Financial Services and Discover Bank may differ after 2015 based on recently updated rules adopted by the Federal Reserve and the FDIC.
For more information, including additional conditions and limits on our ability to pay dividends and repurchase our stock, see "Risk Factors — Credit, Market and Liquidity Risk — We may be limited in our ability to pay dividends on and repurchase our stock" and "— We are a holding company and depend on payments from our subsidiaries," "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital" and Note 17: Capital Adequacy to our consolidated financial statements.
FDIA
The FDIA imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At December 31, 2014, Discover Bank and Bank of New Castle met all applicable requirements to be deemed "well-capitalized." As noted above, recently-issued Federal Reserve rules and additional future rulemaking, including with respect to implementation of Basel III, have altered and in the future could further alter the capital adequacy framework for Discover.
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
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank's normal market area or nationally (depending upon where the deposits are solicited), unless it is "well-capitalized," or it is "adequately capitalized" and receives a waiver from the FDIC. A bank that is "adequately capitalized" and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any such deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is "well-capitalized." As of December 31, 2014, Discover Bank and Bank of New Castle each met the FDIC's definition of a "well-capitalized" institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity. For more information, see “Risk Factors — Credit, Market and Liquidity Risk — An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.”
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
The FDIA subjects Discover Bank to deposit insurance assessments. Under the Dodd-Frank Act, in order to bolster the reserves of the Deposit Insurance Fund, the minimum reserve ratio set by the FDIC was increased to 1.35%. The FDIC set a reserve ratio of 2%, 65 basis points above the statutory minimum. The FDIC also amended its deposit insurance regulations with two changes. First, the FDIC implemented a provision of the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity. Second, the FDIC revised the risk-based assessment system for all large insured depository institutions (generally, institutions with at least $10 billion in total assets, including Discover Bank) to one based on a scorecard method. Further increases may occur in the future. The Dodd-Frank Act removed the statutory cap for the reserve ratio, leaving the FDIC free to set a cap in the future.
Acquisitions and Investments
Since we are a bank holding company, and Discover Bank and Bank of New Castle are insured depository institutions, we are subject to banking laws and regulations that limit the types of acquisitions and investments that we can make. In addition, certain permitted acquisitions and investments that we seek to make are subject to the prior review and approval of our banking regulators, including the Federal Reserve and FDIC. Our banking regulators have broad discretion on whether to approve proposed acquisitions and investments. In deciding whether to approve a proposed acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, and our future prospects, including current and projected capital ratios and levels; the competence, experience, and integrity of our management and our record of compliance with laws and regulations; the convenience and needs of the communities to be served, including our record of compliance under the Community Reinvestment Act; and our effectiveness in combating money laundering. Therefore, results of supervisory activities of the banking regulators, including examination results and ratings, can impact whether regulators approve proposed acquisitions and investments. Supervisory actions related to anti-money laundering and related laws and regulations will limit for a period of time our ability to enter into certain types of acquisitions and make certain types of investments. For more information on recent matters affecting Discover, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements. For information on the challenging regulatory environment, see "Risk Factors."

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
Consumer Financial Services
The relationship between us and our U.S. customers is regulated extensively under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the CARD Act and the Dodd-Frank Act. These and other federal laws, among other things, prohibit unfair, deceptive and abusive trade practices, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, require safe and sound banking operations, restrict our ability to raise interest rates, and subject us to substantial regulatory oversight. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services."
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
We are subject to additional laws and regulations affecting mortgage lenders. We conduct our mortgage lending business through two subsidiaries: Discover Bank (for our home equity loans) and Discover Home Loans, Inc. (for our conventional refinances and purchase transactions), which is a state-licensed mortgage lender. Federal, state and, in some instances, local laws regulate mortgage lending activities. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available, including advertising and other consumer disclosures, payments for services and recordkeeping requirements. These laws include the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and various state laws. State laws often restrict the amount of interest and fees that may be charged by a mortgage lender, or otherwise regulate the manner in which mortgage lenders operate or advertise. The CFPB has indicated that the mortgage industry is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including the steering of consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB has published several final rules impacting the mortgage industry. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services — Mortgage Lending.”
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
The Dodd-Frank Act contains several provisions that are relevant to the business practices, network transaction volume, revenue and prospects for future growth of PULSE, our debit card network business. The Dodd-Frank Act requires that merchants control the routing of debit transactions, and that interchange fees received by certain payment card issuers on debit card transactions be “reasonable and proportional” to the issuer's cost in connection with such transactions, as determined by the Federal Reserve. The Dodd-Frank Act also requires the Federal Reserve to restrict debit card networks and issuers from requiring debit card transactions to be processed solely on a single payment network or two or more affiliated networks, or from requiring that transactions be routed over certain networks. For information regarding related impacts on our debit card business, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Payment Networks.”
Money Laundering & Terrorist Financing Prevention Program
We maintain an enterprise-wide program designed to comply with all applicable anti-money laundering and anti-terrorism laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act of 2001. This program includes policies, procedures, training and other internal controls designed to mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. The program is coordinated by a compliance officer and undergoes an annual independent audit to assess its effectiveness. Our program is typically reviewed on an annual basis by federal banking regulators. In June 2014, Discover Bank entered into a Consent Order with the FDIC to resolve matters related to the FDIC’s examination of Discover Bank’s anti-money laundering and related compliance programs. In the Consent Order, Discover Bank agreed to, among other things, enhance its anti-money laundering and related compliance programs. Also, the Federal Reserve notified us of its intention to enter into a supervisory action with us to require enhancements to our enterprise-wide anti-money laundering and related compliance programs. See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information. For additional information regarding bank regulatory limitations on acquisitions and investments, see "— Acquisitions and Investments."
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

Executive Officers of the Registrant
Set forth below is information concerning our executive officers, each of whom is a member of our Executive Committee.

Name	Age	Position

David W. Nelms	54	Chairman and Chief Executive Officer

Roger C. Hochschild	50	President and Chief Operating Officer

R. Mark Graf	50	Executive Vice President and Chief Financial Officer

Kathryn McNamara Corley	55	Executive Vice President, General Counsel and Secretary

Steven E. Cunningham	45	Senior Vice President and Chief Risk Officer

Carlos M. Minetti	52	Executive Vice President and President - Consumer Banking

Diane E. Offereins	57	Executive Vice President and President - Payment Services

James V. Panzarino	62	Executive Vice President and President - Credit and Card Operations

R. Douglas Rose	46	Senior Vice President and Chief Human Resources Officer

Glenn P. Schneider	53	Executive Vice President and Chief Information Officer

Harit Talwar	54	Executive Vice President and President - U.S. Cards

David W. Nelms is our Chairman and Chief Executive Officer. He has held the role of Chief Executive Officer since February 2004 and assumed the role of Chairman in January 2009. Mr. Nelms served as President and Chief Operating Officer from 1998 to 2004. Prior to joining us, Mr. Nelms worked at MBNA America Bank from 1990 to 1998, most recently as Vice Chairman. Mr. Nelms holds a Bachelor's degree in Mechanical Engineering from the University of Florida and an M.B.A. from Harvard Business School.
Roger C. Hochschild is our President and Chief Operating Officer. He has held this role since March 2004. Mr. Hochschild was Executive Vice President, Chief Administrative Officer and Chief Strategic Officer (2001 to 2004) and Executive Vice President, Chief Marketing Officer (1998 to 2001) of our former parent company Morgan Stanley. Mr. Hochschild holds a Bachelor's degree in Economics from Georgetown University and an M.B.A. from the Amos Tuck School at Dartmouth College.
R. Mark Graf is our Executive Vice President and Chief Financial Officer. He has held this role since April 2011. He was also Chief Accounting Officer until December 2012. Prior to joining us, Mr. Graf was an investment advisor with Aquiline Capital Partners, a private equity firm specializing in investments in the financial services industry. From 2006 to 2008, Mr. Graf was a partner at Barrett Ellman Stoddard Capital. Mr. Graf was Executive Vice President and Chief Financial Officer for Fifth Third Bank from 2004 to 2006, after having served as its Treasurer from 2001 to 2004. He holds a Bachelor's degree in Economics from the Wharton School of the University of Pennsylvania.
Kathryn McNamara Corley is our Executive Vice President, General Counsel and Secretary. She has held this role since February 2008. Previously, she served as Senior Vice President, General Counsel and Secretary (1999 to 2008). Prior to becoming General Counsel, Ms. Corley was Managing Director for our former parent company Morgan Stanley's global government and regulatory relations. Ms. Corley holds a Bachelor's degree in Political Science from the University of Southern California and a J.D. from George Mason University School of Law.
Steven E. Cunningham is our Senior Vice President and Chief Risk Officer. He has held this role since May 2013. In his role, he is also responsible for the Comprehensive Capital Analysis and Review and Resolution Planning program offices. Previously, he served as Senior Vice President and Treasurer (2010 to 2013). Prior to joining us, Mr. Cunningham was the Chief Financial Officer for Harley Davidson Financial Services from 2009 to 2010. From 2000 to 2009, he served in several financial and treasury roles with Capital One Financial, including Chief Financial Officer of our banking and auto finance segments. From 1991 to 2000, Mr. Cunningham held numerous roles with the FDIC in the Atlanta and Washington, D.C. offices. He holds a Bachelor's degree in Finance from the University of Alabama and a M.B.A. from The George Washington University.
Carlos Minetti is our Executive Vice President and President - Consumer Banking. He has held this role since February 2014. Previously, he served as Executive Vice President, President - Consumer Banking and Operations (2010

to 2014), Executive Vice President, Cardmember Services and Consumer Banking (2006 to 2010), and Executive Vice President, and Chief Risk Officer for Cardmember Services and Risk Management (2001 to 2006). Prior to joining us, Mr. Minetti worked in card operations and risk management for American Express from 1987 to 2000, most recently as Senior Vice President. Mr. Minetti holds a Bachelor's degree in Industrial Engineering from Texas A & M University and an M.B.A. from the University of Chicago.
Diane E. Offereins is our Executive Vice President and President - Payment Services. She has held this role since April 2010. Previously, she served as Executive Vice President, Payment Services (2008 to 2010) and Executive Vice President and Chief Technology Officer (1998 to 2010). In 2006, she assumed leadership of the PULSE network. Prior to joining us, Ms. Offereins worked at MBNA America Bank from 1993 to 1998, most recently as Senior Executive Vice President. Ms. Offereins holds a Bachelor's degree in Accounting from Loyola University.
James V. Panzarino is our Executive Vice President and President - Credit and Card Operations. He has held this role since December 2014. Previously, he served as Executive Vice President and Chief Credit and Card Operations Officer (2014), Executive Vice President and Chief Credit Risk Officer (2009 to 2013), Senior Vice President and Chief Credit Risk Officer (2006 to 2009), and Senior Vice President, Cardmember Assistance (2003 to 2006). Prior to joining us, Mr. Panzarino was Vice President of External Collections and Recovery at American Express from 1998 to 2002. Mr. Panzarino holds a Bachelor's degree in Business Management and Communication from Adelphi University.
R. Douglas Rose is our Senior Vice President and Chief Human Resources Officer. He has held this role since April 2013. Prior to joining us, he served as Vice President, Human Resources at United Airlines from 2009 to 2013. He was also Senior Vice President, Human Resources at Capital One and a Human Resources consultant for Hewitt Associates. Mr. Rose holds a Bachelor's degree in Communications from the University of Pennsylvania and a Master's degree from the University of Michigan.
Glenn P. Schneider is our Executive Vice President and Chief Information Officer. He has held this role since January 2015. Previously, he served as Senior Vice President and Chief Information Officer (2008 to 2015), Senior Vice President, Application Development (2003 to 2008), and Vice President, Marketing Applications (1998 to 2003). Prior to joining us in 1993, Mr. Schneider worked for Kemper Financial Services as a Programmer. He holds a Bachelor's degree in Economics/Computer Science with a minor in Statistics from Northern Illinois University.
Harit Talwar is our Executive Vice President and President - U.S. Cards. He has held this role since April 2010. Previously, he served as Executive Vice President, Card Programs and Chief Marketing Officer (2008 to 2010), Executive Vice President, Discover Network (2003 to 2008), and Managing Director for our international business (2000 to 2003). Prior to joining us, Mr. Talwar held a number of positions at Citigroup from 1985 to 2000, most recently as Country Head, Consumer Banking Division, Poland. Mr. Talwar holds a B.A. (Hons) degree in Economics from Delhi University in India and an M.B.A. from the Indian Institute of Management, Ahmedabad.

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
As a provider of consumer financial services, our business, results of operations and financial condition are subject to the United States and global economic environment. Although the economy has continued to improve generally with respect to employment and housing market conditions, the improvement has not been at a rapid pace. A customer's ability and willingness to repay us can be negatively impacted by economic conditions and other payment obligations. We are experiencing a period of historical lows in our delinquency and charge-off rates and we expect that these rates will be increasing over time. The over 30 days delinquency rate for total loan receivables was 1.66% at December 31, 2014, up from 1.64% at December 31, 2013. The full-year net charge-off rate for total loan receivables was 2.04% for the year ended December 31, 2014, up from 1.98% for the year ended December 31, 2013. We expect increases in our allowance for loan losses in 2015, which will negatively impact our net income.

Economic conditions also can reduce the usage of credit cards in general and the average purchase amount of transactions industry-wide, including our cards, which reduces interest income and transaction fees. We rely heavily on interest income from our credit card business to generate earnings. Our interest income from credit card loans was $6.4 billion for the year ended December 31, 2014, which was 75% of revenues (defined as interest income plus other income), compared to $6.0 billion for the year ended December 31, 2013, which was 73% of revenues. Economic conditions combined with a competitive marketplace could result in Discover being unable to grow loans, resulting in reduced revenue from its core direct banking business.
Financial regulatory reform initiatives have and will continue to significantly impact the regulatory environment for the financial services industry, which could adversely impact our business, results of operations and financial condition.
The Dodd-Frank Act contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act regulates large systemically significant financial firms, including Discover, through a variety of measures, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. Federal banking regulators have issued and continue to propose new regulations and supervisory guidance under the Dodd-Frank Act and otherwise, and have been increasing their examination and enforcement activities. We expect regulators to continue addressing concerns through formal enforcement actions against financial institutions or non-public supervisory actions or findings.

The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including the supervisory priorities and actions of the Federal Reserve, the FDIC and the CFPB, the actions of our competitors and other marketplace participants, and the behavior of consumers. Regulatory developments, findings and ratings could negatively impact our business strategies or require us to: limit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see "Business — Supervision and Regulation — Acquisitions and Investments." See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover. Regulatory developments could also impact our strategies, the value of our assets, or otherwise adversely affect our businesses.

Compliance expenditures have increased significantly for Discover and other financial services firms, and we expect them to continue to increase as regulators remain focused on controls and operational processes. We may face additional compliance and regulatory risk to the extent that we enter into new business arrangements with third-party service providers, alternative payment providers or other industry participants. The additional expense, time and resources needed to comply with ongoing regulatory requirements may adversely impact our business and results of operations.

For more information regarding the regulatory environment and developments potentially impacting Discover, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments."
Strategic Business Risk
We face competition in the credit card market from other consumer financial services providers, and we may not be able to compete effectively, which could result in fewer customers and lower account balances and could materially adversely affect our financial condition, cash flows and results of operations.
The consumer financial services business is highly competitive. We compete with other consumer financial services providers on the basis of a number of factors, including brand, reputation, customer service, product offerings, incentives, pricing and other terms. Competition in credit cards is also based on merchant acceptance and the value provided to the customer by rewards programs. Many credit card issuers have instituted rewards programs that are similar to ours, and, in some cases, are more attractive to customers than our programs. These competitive factors affect our ability to attract and retain customers, increase usage of our products and maximize the revenue generated by our products. In addition, because most domestically-issued credit cards, other than those issued by American Express, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant position and marketing and pricing power of Visa and MasterCard. The competitive marketplace, combined with slow economic growth, could result in Discover being unable to grow loans, resulting in reduced revenue from its core direct banking business. If we are unable to compete successfully, or if competing successfully requires us to take aggressive actions in response to competitors' actions, our financial condition, cash flows and results of operations could be materially adversely affected.
We incur considerable expenses in competing with other consumer financial services providers, and many of our competitors have greater financial resources than we do, which may place us at a competitive disadvantage and negatively affect our financial results.
We incur considerable expenses in competing with other consumer financial services providers to attract and retain customers and increase usage of our products. A substantial portion of these expenses relates to marketing expenditures. We incurred expenses of $735 million and $717 million for the years ended December 31, 2014 and 2013, respectively, for marketing and business development. Our consumer financial services products compete primarily on the basis of pricing, terms and service. Because of the highly competitive nature of the credit card issuing business, a primary method of competition among credit card issuers, including us, has been to offer rewards programs, low introductory interest rates, attractive standard purchase rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card. In the fourth quarter of 2014, we incurred a $178 million charge to earnings to enhance our rewards program by allowing easier redemption of rewards, which resulted in the elimination of our current estimate of customer rewards forfeiture, a contra-liability account.
Competition is intense in the credit card industry, and customers may frequently switch credit cards or transfer their balances to another card. We expect to continue to invest in initiatives to remain competitive in the consumer financial services industry, including the launch of new cards and features, brand awareness initiatives, targeted marketing, online and mobile enhancements, e-wallet participation, customer service improvements, credit risk management and operations enhancements, and infrastructure efficiencies. There can be no assurance that any of the expenses we incur or incentives we offer to attempt to acquire and maintain accounts and increase usage of our products will be effective. In addition, to the extent that we offer new products, features or services to remain competitive, we may be subject to increased operational or other risks.
Furthermore, many of our competitors are larger than we are, have greater financial resources than we do, have more breadth in consumer banking products, and/or have lower funding and operating costs than we have and expect to have, and have assets such as branch locations and co-brand relationships, that may be appealing to certain customers. For example, larger credit card issuers, which have greater resources than we do, may be better positioned to fund appealing rewards, marketing and advertising programs. We may be at a competitive disadvantage as a result of the greater financial resources, diversification and scale of many of our competitors.

Our expenses directly affect our earnings results. Many factors can influence the amount of our expenses, as well as how quickly they may increase. Our ongoing investments in infrastructure, which may be necessary to maintain a competitive business, integrate newly-acquired businesses, and establish scalable operations, increase our expenses. In addition, as our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases, structural reorganization, compliance with new laws or regulations or the integration of newly-acquired businesses. If we are unable to successfully manage our expenses, our financial results will be negatively affected.
We face competition from other operators of payment networks and alternative payment providers, and we may not be able to compete effectively, which could result in reduced transaction volume, limited merchant acceptance of our cards, limited issuance of cards on our networks by third parties and materially reduced earnings from our payment services business.
We face substantial and increasingly intense competition in the payments industry, both from traditional players and new, emerging alternative payment providers. For example, we compete with other payment networks to attract network partners to issue credit and debit cards and other card products on the Discover, PULSE and Diners Club networks. Competition with other operators of payment networks is generally based on issuer fees, fees paid to networks (including switch fees), merchant acceptance, network functionality and other economic terms. Competition is also based on customer perception of service quality, brand image, reputation and market share. Further, we are facing increased competition from alternative payment providers, who may create innovative network arrangements with our primary competitors or other industry participants, which could adversely impact our costs, transaction volume and ability to grow our business.
Many of our competitors are well established, larger than we are and/or have greater financial resources than we do. These competitors have provided financial incentives to card issuers, such as large cash signing bonuses for new programs, funding for and sponsorship of marketing programs and other bonuses. Visa and MasterCard each enjoy greater merchant acceptance and broader global brand recognition than we do. Although we have made progress in merchant acceptance, we have not achieved global market parity with Visa and MasterCard. In addition, Visa and MasterCard have entered into long-term arrangements with many financial institutions that may have the effect of discouraging those institutions from issuing credit cards on the Discover Network or issuing debit cards on the PULSE network. Some of these arrangements are exclusive, or nearly exclusive, which further limits our ability to conduct material amounts of business with these institutions. If we are unable to remain competitive on issuer fees and other incentives, we may be unable to offer adequate pricing to network partners while maintaining sufficient net revenues.
We also face competition as merchants put pressure on transaction fees. Increasing merchant fees or acquirer fees could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Network and may cause merchant acceptance to decrease. This, in turn, could adversely affect our ability to attract network partners and our ability to maintain or grow revenues from our proprietary network. In addition, competitor's settlements with merchants and related actions, including pricing pressures and/or surcharging, could negatively impact our business practices. In response to the Dodd-Frank Act, competitor actions related to the structure of merchant and acquirer fees and merchant and acquirer transaction routing strategies have adversely affected and are expected to continue to adversely affect our PULSE network's business practices, network transaction volume, revenue and prospects for future growth, and entry into new product markets. Visa has entered into arrangements with some merchants and acquirers that has, and is expected to continue to have, the effect of discouraging those merchants and acquirers from routing debit transactions to PULSE. In addition, the Dodd-Frank Act's network participation requirements and competitor actions negatively impact PULSE’s ability to enter into exclusivity arrangements, which affects PULSE’s current business practices and may materially adversely affect its network transaction volume and revenue. PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns, which will significantly impact expenses for the payment services segment. PULSE’s transaction processing revenue was $182 million and $192 million for the years ended December 31, 2014 and 2013, respectively.
American Express is also a strong competitor, with international acceptance, high transaction fees and an upscale brand image. Internationally, American Express competes in the same market segments as Diners Club. We may face challenges in increasing international acceptance on our networks, particularly if third parties that we rely on to issue Diners Club cards, increase card acceptance and market our brands do not perform to our expectations.
In addition, if we are unable to maintain sufficient network functionality to be competitive with other networks, or if our competitors develop better data security solutions or more innovative products and services than we do, our ability to retain and attract network partners and maintain or increase the revenues generated by our proprietary card issuing business or our PULSE business may be materially adversely affected. Additionally, competitors may develop data security solutions which, as a consequence of the competitors' market power, we may be forced to use. As a result, those competitors could subject us to adverse restrictions and our business may be adversely affected.
Our business depends upon relationships with issuers, merchant acquirers and licensees, which are generally financial institutions. The economic and regulatory environment and increased consolidation in the financial services industry decrease our opportunities for new business and may result in the termination of existing business relationships if a business partner is acquired or goes out of business. In addition, as a result of this environment, financial institutions may have decreased interest in engaging in new card issuance opportunities or expanding existing card issuance relationships, which would inhibit our ability to grow our payment services business. We continue to face substantial and intense competition in the payments industry, which impacts our revenue margins, transaction volume and business strategies. Transaction processing volume declined in the third and fourth quarters due to a third-party issuer contract related to our network partner business that was not renewed in 2014. Although this loss of volume was mostly complete at the end of 2014, and we have added volume with our business-to-business payments arrangement, the added volume is lower margin. Also, as previously disclosed, we expect to lose significant volume from a large PULSE debit issuer beginning in 2015. The loss of these volumes significantly impacts our payment services volume and profits, but does not impact our overall profitability.
If we are unsuccessful in maintaining our international network business and achieving meaningful global card acceptance, we may be unable to grow our international network business.
We have made progress toward, but have not completed, achieving global card acceptance across the Diners Club network, the Discover Network and PULSE since we acquired the Diners Club network and related assets in 2008. This would allow Discover customers to use their cards at merchant and ATM locations that accept Diners Club cards around the world and would allow Diners Club customers to use their cards on the Discover Network in North America and on the PULSE network both domestically and internationally.
Our international network business depends upon the cooperation, support and continuous operation of the network licensees that issue Diners Club cards and that maintain a merchant acceptance network. As is the case for other card payment networks, our Diners Club network does not issue cards or determine the terms and conditions of cards issued by the network licensees, with the exception of the Diners Club Italy issuing business, which we acquired in 2013. If we are unable to continue our relationships with network licensees or if the network licensees are unable to continue their relationships with merchants, our ability to maintain or increase revenues and to remain competitive would be adversely affected due to the potential deterioration in customer relationships and related demand that could result. Further, if one or more licensees were to experience a significant impairment of their business or were to cease doing business for economic, regulatory or other reasons, we would face the adverse effects of business interruption in a particular market, including loss of volume, acceptance and revenue, and exposure to potential reputational risk.
Such conditions resulted in our acquisition of Diners Club Italy and financial assistance to our Slovenian licensee, resulting in a charge to earnings of approximately $40 million in the second quarter of 2013. In the fourth quarter of 2014, we classified Diners Club Italy as held-for-sale, which resulted in an additional charge to earnings of approximately $21 million. Our ability to sell Diners Club Italy is subject to uncertainty and complexity. Further, Citigroup continues to own and operate network licensees generating a large share of the Diners Club network sales volume. In 2014, Citigroup announced the potential sale of Diners Club Japan, the largest licensee in both volume and revenue. In addition, other Diners Club licensees around the world face challenges as well. When these events occur, we may deploy resources and incur expenses to support various transition activities in order to sustain network acceptance. Interruption of network licensee relationships could have an adverse effect on the acceptance of Discover cards when they are used on the Diners Club network outside of North America.
Also, as we have non-amortizable intangible assets that resulted from the purchase of Diners Club, if we are unable to maintain or increase revenues due to the reasons described above, we may be exposed to an impairment loss on the Diners Club acquisition that, when recognized, could have a material adverse impact on our consolidated financial condition and results of operations. The long-term success of our international network business depends upon achieving meaningful global card acceptance, which has included and may continue to include higher overall costs or longer timeframes than anticipated.

The success of our student loan strategy depends upon our ability to manage the risks of our student loan portfolio and the student lending environment. If we fail to do so, we may be unable to sustain and grow our student loan portfolio.
Our private student loan portfolio has grown from $1.0 billion at November 30, 2010 to $8.5 billion at December 31, 2014. The long-term success of our student loan strategy depends upon our ability to manage the credit risk, pricing, funding, operations and expenses of a larger student loan portfolio, as well as grow student loan originations. Our student loan strategy is also impacted by external factors such as the overall economic environment, a challenging regulatory environment for private student loans and a competitive marketplace. For more information on the regulatory environment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services — Private Student Loans" and Note 19: Litigation and Regulatory Matters to our consolidated financial statements. Slow economic recovery combined with government and regulatory focus on student lending and competitive factors, such as the need to offer fixed interest rates, may present challenges to managing and growing our private student loan business in the future, and could cause us to restructure our private student loan product in ways that we may not currently anticipate. In addition, changes that adversely affect the private student loan market generally may negatively impact the profitability and growth of our student loan portfolio.
The success of our home loans strategy depends upon our ability to market, originate and sell mortgage loans. If we are unable to do so, our long-term strategy and overall success will be adversely affected.
The success of our home loans strategy depends upon our ability to generate mortgage loan origination volume. Our origination volume is largely dependent on our ability to offer competitively priced, desirable loan products under the Discover brand and our ability to attract qualified prospective borrowers. Our origination volumes are also affected by certain external factors outside our control, including adverse economic conditions and reductions in refinance volumes. This has put pressure on us to develop our purchase mortgage capability to replace some of the lost refinance loan volume. Historically, direct-to-consumer businesses have been more successful in the refinance business and less successful in the purchase market, and we face challenges in developing a scalable direct-to-consumer purchase mortgage origination business. Overall economic conditions as well as an inability to attract customers in the purchase market has led and may continue to lead to fewer loan originations than expected, which adversely affects our ability to grow the business and results in reduced earnings. In the fourth quarter of 2014, our lack of progress in meeting these challenges resulted in an approximately $27 million charge to earnings related to the impairment of goodwill realized with the acquisition of our mortgage origination platform. We will continue to evaluate our home loans strategy.
Our success also depends upon relationships with financial intermediaries, including secondary market purchasers, to which we sell eligible mortgages on a servicing-released basis, and our warehouse lender, which provides funding from the time we fund a customer's mortgage until it is sold to a secondary market purchaser. The secondary mortgage market, as well as the availability of mortgage financing, has experienced disruptions resulting from reduced investor demand and/or increased investor yield requirements for mortgage loans and associated mortgage servicing rights (including the government-sponsored enterprises Fannie Mae and Freddie Mac) and mortgage-backed securities. Most of the market liquidity in the mortgage industry is provided, either directly or indirectly, by government sponsored entities or government agencies. Any attempts to shift market liquidity to private capital sources could impose risk to the mortgage industry to the extent that changes reduce the capacity of available funding. If we are unable to sell our loans in the secondary market, sell servicing, or retain our warehouse facility, we could incur additional credit risk and losses, and funding costs and liquidity could be adversely impacted.
The long-term success of our home loans strategy depends partly upon our ability to manage the expenses and risks of offering home loan products. If we cannot execute a successful strategy, we may continue to experience losses in this area. In addition, we may incur additional expenses and risks if we are unable to successfully address and manage regulatory, counterparty and industry-related risks.
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
Consequently, we are exposed to credit risk, and potentially funding risk, associated with sold loans due to the risk we may be required to repurchase these loans. We establish reserves in our consolidated financial statements for potential losses related to the risk of having to repurchase mortgage loans we have sold. The adequacy of the reserves and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, actual recoveries on the collateral and macroeconomic conditions. Due to continued uncertainties relating to the credit performance of mortgages, the reserves we establish may not be adequate and losses incurred could adversely affect our financial condition and results of operations.
Acquisitions or strategic investments that we pursue may not be successful and could disrupt our business, harm our financial condition or reduce our earnings.
In the past few years, Discover has been expanding its business beyond credit cards, both organically and through acquisitions. We may consider or undertake additional strategic acquisitions of, or material investments in, businesses, products, portfolios of loans or technologies in the future. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete the transactions on terms that are favorable to us. We generally must receive federal regulatory approvals before we can acquire a bank, bank holding company, deposits or certain assets or businesses. For additional information regarding bank regulatory limitations on acquisitions and investments, see "Business — Supervision and Regulation — Acquisitions and Investments."
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
We seek to grow our loan receivables while maintaining quality credit performance. Our success depends on our ability to manage our credit risk while attracting new customers with profitable usage patterns. We select our customers, manage their accounts and establish terms and credit limits using proprietary scoring models and other analytical techniques that are designed to set terms and credit limits to appropriately compensate us for the credit risk we accept, while encouraging customers to use their available credit. The models and approaches we use may not accurately predict future charge-offs due to, among other things, inaccurate assumptions. While we continually seek to improve our assumptions and models, we may make modifications that unintentionally cause them to be less predictive or we may incorrectly interpret the data produced by these models in setting our credit policies.

Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by economic conditions that may be difficult to predict as explained in our economic conditions risk factor at the beginning of this section. The full-year net charge-off rate for total loan receivables was 2.04% in 2014, up from 1.98% in 2013. At December 31, 2014 and 2013, $660 million, or 0.94%, and $634 million, or 0.96%, of our loan receivables were non-performing (defined as loans over 90 days delinquent and accruing interest plus loans not accruing interest). We are experiencing a period of historical lows in our delinquency and charge-off rates and we expect that these rates will be increasing over time. There can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels, or that our allowance for loan losses will be sufficient to cover actual losses.
A customer's ability and willingness to repay us can be negatively impacted by increases in their payment obligations to other lenders and by restricted availability of credit to consumers generally. Our collection operations may not compete effectively to secure more of customers' diminished cash flow than our competitors. In addition, we may fail to quickly identify customers who are likely to default on their payment obligations and reduce our exposure by closing credit lines and restricting authorizations, which could adversely impact our financial condition and results of operations. Our ability to manage credit risk also may be adversely affected by legal or regulatory changes (such as restrictions on collections, bankruptcy laws, minimum payment regulations and re-age guidance), competitors' actions and consumer behavior, as well as inadequate collections staffing, techniques and models.
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
We must effectively manage the liquidity risk to which we are exposed. We require liquidity in order to meet cash requirements such as day-to-day operating expenses, extensions of credit on our consumer loans and required payments of principal and interest on our borrowings. Our primary sources of liquidity and funding are payments on our loan receivables, deposits, and proceeds from securitization transactions and securities offerings. We may maintain too much liquidity, which can be costly and limit financial flexibility, or we may be too illiquid, which could result in financial distress during a liquidity stress event. Our liquidity portfolio had a balance of approximately $10.8 billion as of December 31, 2014, compared to $11.1 billion as of December 31, 2013. Our total contingent liquidity sources as of December 31, 2014 amounted to $34.3 billion (consisting of $10.8 billion in our liquidity portfolio, $16.0 billion in incremental Federal Reserve discount window capacity, and $7.5 billion of undrawn capacity in private securitizations), compared to $32.6 billion at December 31, 2013.
In the event that our current sources of liquidity do not satisfy our needs, we would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry, new regulatory restrictions and requirements, and our credit ratings. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the volatility experienced in the capital and credit markets during the financial crisis of 2007, may limit our ability to repay or replace maturing liabilities in a timely manner. As such, we may be forced to delay raising funding or be forced to issue or raise funding at undesirable terms and/or costs, which could decrease profitability and significantly reduce financial flexibility. Regulations such as the liquidity coverage ratio (LCR), as part of the Basel III accord, may increase the cost of funding and impact funding availability and are described more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments." Further, in disorderly financial markets or for other reasons, it may be difficult or impossible to liquidate some of our investments to meet our liquidity needs.
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
We obtain deposits from consumers either directly or through affinity relationships and through third-party securities brokerage firms that offer our deposits to their customers. We had $28.8 billion in deposits acquired directly or through affinity relationships and $17.3 billion in deposits originated through securities brokerage firms as of December 31, 2014, compared to $28.4 billion and $16.4 billion, respectively, as of December 31, 2013. Competition from other financial services firms that use deposit funding and the rates and services we offer on our deposit products may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability (through funding costs) and our liquidity (through volumes raised). In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors, including factors beyond our control, such as: perceptions about our financial strength; quality of deposit servicing or online banking generally, which could reduce the number of consumers choosing to make deposits with us; third parties continuing or entering into affinity relationships with us; or third-party securities brokerage firms offering our deposit products.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiaries. The FDIA in certain circumstances prohibits insured banks, such as our subsidiary Discover Bank, from accepting brokered deposits (as defined in the FDIA) and applies other restrictions, such as a cap on interest rates we may pay. See “Business — Supervision and Regulation” and Note 17: Capital Adequacy to our consolidated financial statements for more information. As of December 31, 2014, we had brokered deposits (as defined in the FDIA) of $17.3 billion. While Discover Bank met the FDIC's definition of “well-capitalized” as of December 31, 2014, and has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that it will continue to meet this definition. Additionally, our regulators can adjust the requirements to be "well-capitalized" at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits.
If we are unable to securitize our receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
We use the securitization of credit card receivables, which involves the transfer of receivables to a trust and the issuance by the trust of beneficial interests to third-party investors, as a significant source of funding as well as for contingent liquidity. Our average level of credit card securitized borrowings from third parties was $15.1 billion and $14.3 billion for the years ended December 31, 2014 and 2013, respectively. Although the securitization market for credit cards has been re-established since the financial crisis, there can be no assurance that there will not be future disruptions in the market. Our ability to raise funding through the securitization market also depends, in part, on the credit ratings of the securities we issue from our securitization trusts. If we are not able to satisfy rating agency requirements to maintain the ratings of asset-backed securities issued by our trusts, it could limit our ability to access the securitization markets. Additional factors affecting the extent to which we may securitize our credit card receivables in the future include the overall credit quality of our receivables, the costs of securitizing our receivables, and the legal, regulatory, accounting and tax requirements governing securitization transactions. For example, the Basel Committee on Banking Supervision recently proposed changes to the rules for banks’ calculation of credit risk capital requirements for exposures to securitization transactions. The timing and impact of these proposed rules are unclear at this time, but they could impact the pricing and/or volume of our asset-backed securities issuances. A prolonged inability to securitize our credit card receivables, or an increase in the costs of such issuances, may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
The occurrence of events that result in the early amortization of our existing credit card securitization transactions or an inability to delay the accumulation of principal collections in our credit card securitization trusts would materially adversely affect our liquidity.
Our liquidity would be materially adversely affected by the occurrence of events that could result in the early amortization of our existing credit card securitization transactions. Our credit card securitizations are structured as “revolving transactions” that do not distribute to securitization investors their share of monthly principal payments received on the underlying receivables during the revolving period, and instead use those principal payments to fund the purchase of new receivables. The occurrence of an “early amortization event” may result in termination of the revolving periods of our securitization transactions, which would require us to repay the affected outstanding securitized borrowings out of principal collections without regard to the original payment schedule. Our average level of credit card securitized borrowings from third parties was $15.1 billion and $14.3 billion for the years ended December 31, 2014 and 2013, respectively. Early amortization events include, for example, insufficient cash flows in the securitized pool of receivables to meet contractual requirements (i.e. excess spread less than zero) and certain breaches of representations, warranties or covenants in the agreements relating to the securitization. For more information on excess spread, see Note 5: Credit Card and Student Loan Securitization Activities to our consolidated financial statements. An early amortization event would negatively impact our liquidity, and require us to rely on alternative funding sources, which may or may not be available at the time. An early amortization event also could impact our ability to access the undrawn conduit facilities that we maintain for contingent liquidity purposes.
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
We, along with Discover Bank, are regularly evaluated by the ratings agencies, and their ratings for our long-term debt and other securities, including asset-backed securities issued by our securitization trusts, are based on a number of factors that may change from time to time, including our financial strength as well as factors that may not be within our control. Factors that affect our unsecured credit ratings include, but are not limited to, the macroeconomic environment in which we operate and the credit ratings of the U.S. government, the credit quality and performance of our assets, the amount and quality of our capital, the level and stability of our earnings, and the structure and amount of our liquidity. In addition to these factors, the ratings of our asset-backed securities are also based on the quality of the underlying receivables and the credit enhancement structure of the trusts. Downgrades in our ratings or those of our trusts could materially adversely affect our cost of funds, access to capital and funding, and overall financial condition. There can be no assurance that we will be able to maintain our current credit ratings or that our credit ratings will not be lowered or withdrawn.
We may not be successful in managing the investments in our liquidity investment portfolio and investment performance may deteriorate due to market fluctuations, which would adversely affect our business and financial condition.
We must effectively manage the risks of the investments in our liquidity investment portfolio, which is comprised of cash and cash equivalents and high-quality liquid investments. Our liquidity portfolio was $10.8 billion at December 31, 2014. The value of our investments may be adversely affected by market fluctuations including changes in interest rates, prices, prepayment rates, credit risk premiums and overall market liquidity. Also, investments backed by collateral could be adversely impacted by changes in the value of the underlying collateral. In addition, economic conditions may cause certain of the obligors, counterparties and underlying collateral on our investments to incur losses of their own or default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, thereby increasing our credit risk exposure to these investments. These risks could result in a decrease in the value of our investments, which could negatively impact our financial condition. These risks could also restrict our access to funding. While the securities in our investment portfolio are currently limited to obligations of high-quality sovereign and government-sponsored issuers, we may choose to expand the range our investments over time, which may result in greater fluctuations in market value. While we expect these investments to be readily convertible into cash and do not believe they present a material increase to our risk profile or will have a material impact on our risk-based capital ratios, they are subject to certain market fluctuations that may reduce the ability to fully convert them into cash.

Changes in the level of interest rates could materially adversely affect our earnings.
Changes in interest rates cause our net interest income to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. External factors may cause interest rates to increase. The inability of the Federal Reserve to adjust monetary policy in a timely manner after a prolonged period of injecting liquidity into the economy as well as other market factors could result in a steep increase in domestic inflation and a resulting need to rapidly increase interest rates. Tighter Federal Reserve monetary policy and rising interest rates would increase the cost of borrowing for consumers, businesses and governments. Higher interest rates could negatively impact Discover’s customers as total debt service payments would increase, impede Discover’s ability to grow its consumer lending businesses, and increase the cost of funding, which would put Discover at a disadvantage as compared to competitors that have less expensive funding sources.
Some of our consumer loan receivables bear interest at a fixed rate or do not earn interest, and we are not able to increase the rate on those loans to offset any higher cost of funds, which could materially reduce earnings. At the same time, our variable rate loan receivables, which are based on the prime market benchmark rate, may not change at the same rate as our floating-rate borrowings or may be subject to a cap, subjecting us to basis risk. The majority of our floating-rate borrowings and interest rate derivatives are generally based on the one-month LIBOR rate. If the one-month LIBOR rate were to increase without a corresponding increase in the prime rate, our earnings would be negatively impacted. While the majority of our existing certificates of deposit bear interest at fixed rates that do not fluctuate with market benchmarks, we use derivative instruments to hedge the fixed rates associated with some of these certificates of deposit. However, new deposit issuances are subject to fluctuations in interest rates. Moreover, although certificates of deposit we issue directly to consumers are subject to early withdrawal penalties, these penalties may not fully mitigate early withdrawal behavior in a rising interest rate environment.
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
We continually monitor interest rates and have a number of tools, including the composition of our investments, liability terms and interest rate derivatives, to manage our interest rate risk exposure. Changes in market assumptions regarding future interest rates could significantly impact our interest rate risk strategy, our financial position and results of operations. If our interest rate risk management strategies are not appropriately monitored or executed, these activities may not effectively mitigate our interest rate sensitivity or have the desired impact on our results of operations or financial condition. For information related to interest rate risk sensitivities, see "Quantitative and Qualitative Disclosures About Market Risk."
We may be limited in our ability to pay dividends on and repurchase our stock.
In the year ended December 31, 2014, we increased our quarterly common stock dividend to $0.24 per share and repurchased approximately 5% of our outstanding common stock under our share repurchase program. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and the Federal Reserve’s non-objection to our annual capital plan. The amount and size of any future dividends and share repurchases will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors as further described in "Business — Supervision and Regulation — Capital, Dividends and Share Repurchases." Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of our preferred stock in any dividend period, no dividend may be declared or paid on or set aside for payment on our common stock. Banking laws and regulations and our banking regulators may limit or prohibit our payment of dividends on or our repurchase of our stock at any time. There can be no assurance that we will declare and pay any dividends on or repurchase our stock in the future.
We are a holding company and depend on payments from our subsidiaries.
Discover Financial Services, our parent holding company, depends on dividends, distributions and other payments from its subsidiaries, particularly Discover Bank, to fund dividend payments, share repurchases, payments on its obligations, including debt obligations, and to provide funding and capital as needed to its operating subsidiaries.

Banking laws and regulations and our banking regulators may limit or prohibit our transfer of funds freely, either to or from our subsidiaries, at any time. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations or otherwise achieve strategic objectives. For more information, see "Business — Supervision and Regulation — Capital, Dividends and Share Repurchases."
Operational and Other Risk
Our framework and models for managing risks may not be effective in mitigating our risk of loss.
Our risk management framework seeks to identify and mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk, compliance and legal risk, and strategic risk. We seek to monitor and control our risk exposure through a framework of policies, procedures, limits and reporting requirements.
Management of our risks in some cases depends upon the use of analytical and/or forecasting models. We use a variety of models to manage and inform decision making with respect to customers, and for the measurement of risk including credit, market and operational risks and for our finance and treasury functions. Models used by Discover can vary in their complexity and are designed to identify, measure, and mitigate risks at various levels such as loan-level, portfolio segments, entire portfolios and products. These models use a set of computational rules to generate numerical estimates of uncertain values to be used for assessment of price, financial forecasts, and estimates of credit, interest rate, market, and operational risk. All models carry some level of uncertainty that introduces risks in the estimates.
If the models that we use to mitigate risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework and models do not effectively identify or mitigate our risks, we could suffer unexpected losses and our financial condition and results of operations could be materially adversely affected.
If our security systems, or those of third parties, containing information about us, our customers or third parties with which we do business, are compromised, our business could be disrupted and we may be subject to significant financial exposure, liability and damage to our reputation.
Our direct banking and network operations rely heavily on the secure processing, storage and transmission of confidential information about us, our customers and third parties with which we do business. Information security risks for financial institutions have increased and continue to increase in part because of the proliferation of new technologies, the use of the internet, mobile and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, activists, hackers, terrorist organizations, nation state actors and other external parties. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers.
Our technologies, systems, networks and software, and those of other financial institutions, have been and are likely to continue to be the target of increasingly frequent cyber-attacks, malicious code, computer viruses, denial of service attacks, social engineering, other remote access attacks, and physical attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure.
Despite our efforts to ensure the integrity of our systems through our information security and business continuity programs, we may not be able to anticipate or to implement effective preventive measures against all security breaches or events of these types, especially because the techniques used change frequently and quickly or are not recognized until launched, and because:

•	Security attacks can originate from a wide variety of sources and geographic locations.

•
Because we rely on many third-party service providers and network participants, including merchants, a security breach or cyber-attack affecting one of these third parties could impact us. For example, the financial services industry has seen an increase in point-of-sale breaches at retail merchant locations, which are remote attacks against the environment where retail transactions are authorized (especially card-present purchases), resulting in potential exposure of personal and identifiable information impacting millions of households. For additional information see the risk factor "— We rely on third parties to deliver services. If we face difficulties managing our relationships with third-party service providers, our revenue or results of operations could be materially adversely affected."

•	Further, to access our products and services, our customers may use computers and mobile devices that are beyond our security control systems.
We are subject to increasingly more risk related to security systems as we increase acceptance of the Discover card internationally, expand our suite of online direct banking products, enhance our mobile payment technologies, acquire new or outsource some of our business operations, expand our internal usage of web-based products and applications, and otherwise attempt to keep pace with rapid technological changes in the financial services industry. Our efforts to mitigate this risk increase our expenses. While we continue to invest in our cyber security defenses, if our security systems or those of third parties are penetrated or circumvented such that the confidentiality, integrity and availability of information about us, our customers, transactions processed on our networks or third parties with which we do business is compromised, we could be subject to significant liability that may not be covered by insurance, including significant legal and financial exposure, actions by our regulators, damage to our reputation, or a loss of confidence in the security of our systems, products and services that could materially adversely affect our business. For additional information on risks in this area, see the risk factors below regarding fraudulent activity, the introduction of new products and services, the use of third parties for outsourcing, technology generally, and laws and regulations addressing consumer privacy and data use and security.
If we cannot remain organizationally effective, we will be unable to address the opportunities and challenges presented by our strategy and the increasingly dynamic and competitive economic and regulatory environment.
To remain organizationally effective, we must effectively empower, integrate and deploy our management and operational resources and incorporate global and local business, regulatory and consumer perspectives into our decisions and processes. In order to execute on our strategy to be the leading direct bank and payments partner, we must develop and implement innovative and efficient technology solutions and marketing initiatives while effectively managing legal, regulatory, compliance, security, operational and other risks as well as expenses. Examples include the implementation of a broader rollout of our checking product, the expansion of our new core banking platform beyond deposits, a strategy for our home loans platform, and a structure for a more competitive global network business. If we fail to develop and implement these solutions, we may be unable to expand quickly and the results of our expansion may be unsatisfactory. In addition, if we are unable to make decisions quickly, assess our opportunities and risks, execute our strategy, and implement new governance, managerial and organizational processes as needed in this increasingly dynamic and competitive economic and regulatory environment, our financial condition, results of operations, relationships with our business partners, banking regulators, customers and shareholders, and ultimately our prospects for achieving our long-term strategies, may be negatively impacted.
We may be unable to increase or sustain Discover card usage, which could impair growth in, or lead to diminishing, average balances and total revenue.
A key element of our business strategy is to increase the usage of the Discover card by our customers, including making it their primary card, and thereby increase our revenue from transaction and service fees and interest income. However, our customers' use and payment patterns may change because of social, legal and economic factors, and customers may decide to use debit cards or other payment products instead of credit cards, not increase card usage, or pay their balances within the grace period to avoid finance charges. We face challenges from competing card products in our attempts to increase credit card usage by our existing customers. Our ability to increase card usage also is dependent on customer satisfaction, which may be adversely affected by factors outside of our control, including competitors' actions and legislative/regulatory changes. Existing legal and regulatory restrictions limit pricing changes that may impact an account throughout its lifecycle, which may reduce our capability to offer lower price promotions to drive account usage and customer engagement. As part of our strategy to increase usage, we have been increasing the number of merchants who accept cards issued on the Discover Network. If we are unable to continue increasing merchant acceptance or fail to improve awareness of existing merchant acceptance of our cards, our ability to grow usage of Discover cards may be hampered. As a result of these factors, we may be unable to increase or sustain credit card usage, which could impair growth in or lead to diminishing average balances and total revenue.

Our transaction volume is concentrated among large merchants, and a reduction in the number of large merchants that accept cards on the Discover Network or PULSE network or the rates they pay could materially adversely affect our business, financial condition, results of operations and cash flows.
Discover card transaction volume was concentrated among our top 100 merchants in 2014, with our largest merchant accounting for approximately 8% of that transaction volume. Transaction volume on the PULSE network was also concentrated among the top 100 merchants in 2014, with our largest merchant accounting for approximately 11% of PULSE transaction volume. These merchants could seek to negotiate better pricing or other financial incentives by conditioning their continued participation in the Discover Network and/or PULSE network on a change in the terms of their economic participation. Loss of acceptance at our largest merchants would decrease transaction volume, negatively impact our brand, and could cause customer attrition. In addition, some of our merchants, primarily our remaining small and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.
Actual or perceived limitations on acceptance of credit cards issued on the Discover Network or debit cards issued on the PULSE network could adversely affect the use of Discover cards by existing customers and the attractiveness of the Discover card to prospective customers. Also, we may have difficulty attracting and retaining network partners if we are unable to add or retain acquirers or merchants who accept cards issued on the Discover or PULSE networks. As a result of these factors, a reduction in the number of our merchants or the rates they pay could materially adversely affect our business, financial condition, results of operations and cash flows.
Our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit card and debit card networks.
Merchant acceptance and fees are critical to the success of both our card-issuing and payment processing businesses. Merchants are concerned with the fees charged by credit card and debit card networks. They seek to negotiate better pricing or other financial incentives as a condition of continued participation in the Discover Network and PULSE network. During the past few years, merchants and their trade groups have filed numerous lawsuits against Visa, MasterCard, American Express and their card-issuing banks, claiming that their practices toward merchants, including issuer fees, violate federal antitrust laws. There can be no assurance that they will not in the future bring legal proceedings against other credit card and debit card issuers and networks, including us. Merchants also may promote forms of payment with lower fees, such as ACH-based payments, or seek to impose surcharges at the point of sale for use of credit or debit cards. Merchant groups have also promoted federal and state legislation that would restrict issuer practices or enhance the ability of merchants, individually or collectively, to negotiate more favorable fees. The heightened focus by merchants on the fees charged by credit card and debit card networks, together with the Dodd-Frank Act and recent U.S. Department of Justice settlements with Visa and MasterCard, which would allow merchants to encourage customers to use other payment methods or cards and may increase merchant surcharging, could lead to reduced transactions on, or merchant acceptance of, Discover Network or PULSE network cards or reduced fees, any of which could adversely affect our business, financial condition and results of operations.
Political, economic or other instability in a country or geographic region, or other unforeseen or catastrophic events, could adversely affect our international business activities and reduce our revenue.
Natural disasters or other catastrophic events, including terrorist attacks, may have a negative effect on our business and infrastructure, including our information technology systems. Our Diners Club network, concentrated primarily on serving the global travel industry, could be adversely affected by international conditions that may result in a decline in consumer or business travel activity. Armed conflict, public health emergencies, natural disasters or terrorism may have a significant negative effect on travel activity and related revenue. Although a regionalized event or condition may primarily affect one of our network participants, it may also affect our overall network and card activity and our resulting revenue. Overall network and card transaction activity may decline as a result of concerns about safety or disease or may be limited because of economic conditions that result in spending on travel to decline. The impact of such events and other catastrophes on the overall economy may also adversely affect our financial condition or results of operations.
Fraudulent activity associated with our products or our networks could cause our brands to suffer reputational damage, the use of our products to decrease and our fraud losses to be materially adversely affected.
We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. Our fraud losses have been increasing and we incurred losses of $134 million and

$110 million for the years ended December 31, 2014 and 2013, respectively. Credit and debit card fraud, identity theft and related crimes are prevalent and perpetrators are growing ever more sophisticated. Our resources and fraud prevention tools may be insufficient to accurately predict and prevent fraud. The risk of fraud continues to increase for the financial services industry in general. Additionally, our risk of fraud continues to increase as acceptance of the Discover card grows internationally and we expand our direct banking business. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High-profile fraudulent activity could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as mandatory card reissuance) and reputational and financial damage to our brands, which could negatively impact the use of our cards and networks and thereby have a material adverse effect on our business. Further, fraudulent activity may result in lower license fee revenue from our Diners Club licensees.
The financial services and payment services industries are rapidly evolving, and we may be unsuccessful in introducing new products or services on a large scale in response to these changes.
Technological changes continue to significantly impact the financial services and payment services industries, such as continuing development of technologies in the areas of smart cards, radio frequency and proximity payment devices, electronic commerce and mobile commerce, among others. For example, the industry migration to evolving security (referred to as “EMV”) standards in 2015 will be a fundamental change in how payment transactions are processed and how customers use their cards. There are significant risks in migrating to EMV standards, including merchant acceptance, consumer adoption and technology issues, which may have adverse implications for both our card-issuing and network businesses. The introduction of EMV standards requires changes to our payment systems to permit interoperability among our networks, both domestically and globally. The U.S. payments industry is expected to bring risks and opportunities in 2015 for both our card-issuing and payments businesses in EMV migration as well as increasingly competitive mobile, e-wallet and tokenization solutions.
The effect of technological changes on our business is unpredictable. We depend, in part, on third parties for the development of and access to new technologies. We expect that new services and technologies relating to the payments business will continue to appear in the market, and these new services and technologies may be superior to, or render obsolete, the technologies that we currently use in our products and services. Rapidly evolving technologies and new entrants in mobile and emerging payments pose a risk to Discover both as a card issuer and to the payments business. As a result, our future success may be dependent on our ability to identify and adapt to technological changes and evolving industry standards and to provide payment solutions for our customers, merchants and financial institution customers.
Difficulties or delays in the development, production, testing and marketing of new products or services may be caused by a number of factors including, among other things, operational, capital and regulatory constraints. The occurrence of such difficulties may affect the success of our products or services, and developing unsuccessful products and services could result in financial losses as well as decreased capital availability. In addition, the new products and services offered may not be attractive to consumers and merchant and financial institution customers. Also, success of a new product or service may depend upon our ability to deliver it on a large scale, which may require a significant capital investment that we may not be in a position to make. If we are unable to successfully introduce and maintain new income-generating products and services while also managing our expenses, it may impact our ability to compete effectively and materially adversely affect our business and earnings.
We rely on third parties to deliver services. If we face difficulties managing our relationships with third-party service providers, our revenue or results of operations could be materially adversely affected.
We depend on third-party service providers for many aspects of the operation of our business. For example, we depend on third parties for software and systems development, the timely transmission of information across our data transportation network, and for other telecommunications, processing, remittance, technology-related and other services in connection with our direct banking and payment services businesses. If a service provider fails to provide the services that we require or expect, or fails to meet contractual requirements, such as service levels or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to process customers' transactions in a timely and accurate manner, otherwise hampering our ability to serve our customers, or subjecting us to litigation and regulatory risk for poor vendor oversight. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brands, and could materially adversely affect our revenues and/or our results of operations.

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
As an issuer and merchant acquirer in the United States on the Discover Network, and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer's favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. For the years ended December 31, 2014 and 2013 losses related to merchant chargebacks were not material.
Our success is dependent, in part, upon our executive officers and other key employees. If we are unable to recruit, retain and motivate key officers and employees to manage our business well, our business could be materially adversely affected.
Our success depends, in large part, on our ability to retain, recruit and motivate key officers and employees to manage our business. Our senior management team has significant industry experience and would be difficult to replace. We believe we are in a critical period of competition in the financial services and payments industry. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. We may be subject to restrictions under future legislation or regulation limiting executive compensation. For example, the federal banking agencies issued guidance on incentive compensation policies at banking organizations. These requirements could negatively impact our ability to compete with other companies in recruiting and retaining key personnel and could impact our ability to offer incentives that motivate our key personnel to perform. If we are unable to recruit, retain and motivate key personnel to manage our business well, our business could be materially adversely affected.
Damage to our reputation could damage our business.
In recent years, financial services companies have experienced increased reputational risk as consumers protest and regulators scrutinize business and compliance practices of such companies. Maintaining a positive reputation is critical to attracting and retaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, and the activities of customers, business partners and counterparties. Social media also can cause harm to our reputation. By its very nature, social media can reach a wide audience in a very short amount of time, which presents unique corporate communications challenges. Negative or ‘wrong’ type of publicity generated through unexpected social media coverage can damage Discover’s reputation and brand. Negative publicity regarding us, whether or not true, may result in customer attrition and other harm to our business prospects.

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
We must comply with an array of banking, consumer lending and payment services laws and regulations in all of the jurisdictions in which we operate as described more fully in “Business — Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments.” Regulatory developments, findings and ratings could negatively impact our business strategies or require us to: limit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see "Business — Supervision and Regulation — Acquisitions and Investments." See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover and the second risk factor in this section regarding the regulatory environment for the businesses in which we engage.
In addition, we are subject to inquiries and enforcement actions from state attorney general offices and regulation by the Federal Trade Commission, state banking regulators and the U.S. Department of Justice, as well as the SEC and New York Stock Exchange in our capacity as a public company. We also are subject to the requirements of entities that set and interpret the accounting standards (such as the FASB, the SEC, banking regulators and our independent registered public accounting firm) who may add new requirements or change their interpretations on how standards should be applied. A specific example of this is the proposed accounting standards update related to calculation of loan loss reserves. In December 2012, the FASB issued an exposure draft containing a current expected credit loss ("CECL") model for lenders and financial institutions to evaluate impairment of loans and financial instruments. The model as currently proposed requires evaluation of impairment based on an estimate of life of loan losses where the previous evaluation required utilization of an incurred loss model. The FASB is continuing to deliberate and refine the CECL model based on feedback received and a final standard is expected to be issued in 2015. While we continue to evaluate the model and provisions in the exposure draft and both are subject to change, this and other guidance not yet issued could potentially materially impact how we record and report our financial condition and results of operations, or could have an impact on regulatory capital. We are also subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act and other laws, that prohibit the making or offering of improper payments.
Failure to comply with laws, regulations and standards could lead to adverse consequences such as financial, structural, reputational and operational penalties, including receivership, litigation exposure and fines (as described further below). Failure to comply with anti-corruption and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. Legislative and regulatory changes could impact the profitability of our business activities, require us to limit or change our business practices or our product offerings, or expose us to additional costs (including increased compliance costs). Significant changes in laws and regulations may have a more adverse effect on our results of operations than on the results of our larger, more diversified competitors.

Current and proposed laws and regulations addressing consumer privacy and data use and security could inhibit the number of payment cards issued and increase our costs.
Legal or regulatory pronouncements relating to consumer privacy, data use and security affect our business. We are subject to a number of laws concerning consumer privacy and data use and security. Due to recent consumer data compromise events in the United States, which resulted in unauthorized access to payment card data of millions of customers, these areas have become a focus of the executive administration, Congress, state legislators and banking regulators. Developments in this area, such as new laws or regulations, could result in requirements on Discover and other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. See the discussion on recent security developments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Payment Networks” for more information. In addition, failure to comply with the privacy and data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.
Litigation and regulatory actions could subject us to significant fines, penalties and/or requirements resulting in increased expenses.
Businesses in the consumer banking and payment services industries have historically been subject to significant legal actions, including class action lawsuits and commercial, shareholder and patent litigation. Many of these actions have included claims for substantial compensatory, statutory or punitive damages. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to consumer class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers, and may cause us, to discontinue their use. There have been bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses in some or all consumer banking products. Also, the Dodd-Frank Act authorized the CFPB to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. A preliminary report on arbitration agreements issued by the CFPB expressed concerns about these agreements that may signal the agency is contemplating taking such steps. Further, we are involved in pending legal actions challenging the use of our arbitration clause. In addition, we have been and may again be involved in various actions or proceedings brought by governmental regulatory and enforcement agencies, which could harm our reputation, require us to change our business activities and product offerings, or subject us to significant fines, penalties, customer restitution or other requirements, resulting in increased expenses. For example, complying with the FDIC consent order related to our anti-money laundering program causes us to incur significant expenses. See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on current matters affecting Discover.
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

•	the actions and initiatives of current and potential competitors;

•	our ability to manage our expenses;

•	our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants;

•	our ability to sustain and grow our private student loan and mortgage loan products;

•	losses as a result of mortgage loan repurchase and indemnification obligations to secondary market purchasers;

•	difficulty obtaining regulatory approval for, financing, closing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies;

•	our ability to manage our credit risk, market risk, liquidity risk, operational risk, compliance and legal risk, and strategic risk;

•	the availability and cost of funding and capital;

•	access to deposit, securitization, equity, debt and credit markets;

•	the impact of rating agency actions;

•	the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices;

•	losses in our investment portfolio;

•	limits on our ability to pay dividends and repurchase our common stock;

•	limits on our ability to receive payments from our subsidiaries;

•	fraudulent activities or material security breaches of key systems;

•	our ability to remain organizationally effective;

•	our ability to increase or sustain Discover card usage or attract new customers;

•	our ability to maintain relationships with merchants;

•	the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events;

•	our ability to introduce new products or services;

•	our ability to manage our relationships with third-party vendors;

•	our ability to maintain current technology and integrate new and acquired systems;

•	our ability to collect amounts for disputed transactions from merchants and merchant acquirers;

•	our ability to attract and retain employees;

•	our ability to protect our reputation and our intellectual property; and

•	new lawsuits, investigations or similar matters or unanticipated developments related to current matters.
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
We have ten principal properties located in nine states in the United States. As of January 31, 2015, we owned four principal properties, which included our corporate headquarters, two call centers and a processing center, and we leased six principal properties, which included two call centers, our PULSE headquarters, two Discover Home Loans offices and a Student Loan Corporation office. The call centers, processing center and Student Loan Corporation offices largely support our Direct Banking segment; the PULSE headquarters is used by our Payment Services segment; the Discover Home Loans offices support our mortgage business; and our corporate headquarters is used by both our Direct Banking and Payment Services segments. Each of our call centers and our processing center are operating at and being utilized to a reasonable capacity. We believe our principal facilities are both suitable and adequate to meet our current and projected needs. We also have ten leased offices, seven of which are located outside the United States, that are used to support our Diners Club operations, and one leased office in China that supports our Direct Banking segment.

Item 3.	Legal Proceedings
For a description of legal proceedings, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements.

Item 4.	Mine Safety Disclosures
None.

Part II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Prices and Dividends
Our common stock is traded on the New York Stock Exchange ("NYSE") (ticker symbol DFS). The approximate number of record holders of our common stock as of February 20, 2014 was 59,338.
The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by the NYSE and the cash dividends we declared per share of our common stock during the quarter indicated:

	Stock Price		Cash Dividends Declared
	High	Low
Quarter Ended:
March 31, 2013	$45.38	$37.24	$—
June 30, 2013	$49.71	$42.12	$0.20
September 30, 2013	$53.36	$46.93	$0.20
December 31, 2013	$56.20	$48.40	$0.20

Quarter Ended:
March 31, 2014	$60.00	$51.63	$0.20
June 30, 2014	$62.62	$54.35	$0.24
September 30, 2014	$65.98	$59.00	$0.24
December 31, 2014	$66.75	$60.15	$0.24

In the second quarter of 2014, we increased our quarterly common stock dividend from $0.20 per share to $0.24 per share and maintained a $0.24 per share dividend for each of the third and fourth quarters of 2014. Although we expect to continue our policy of paying regular cash dividends, we cannot assure that we will do so in the future. For more information, including conditions and limits on our ability to pay dividends, see "Business — Supervision and Regulation — Capital, Dividends and Share Repurchases," "Risk Factors — Credit, Market and Liquidity Risk — We may be limited in our ability to pay dividends on and repurchase our stock" and "— We are a holding company and depend on payments from our subsidiaries," "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital" and Note 17: Capital Adequacy to our consolidated financial statements.

Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the most recent quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs(1)
October 1-31, 2014
Repurchase program(1)	2,406,623	$63.22	2,406,623	$2,321,590,369
Employee transactions(2)	1,338	$63.53	N/A	N/A
November 1-30, 2014
Repurchase program(1)	1,795,445	$64.76	1,795,445	$2,205,316,932
Employee transactions(2)	217	$63.59	N/A	N/A
December 1-31, 2014
Repurchase program(1)	2,036,490	$64.43	2,036,490	$2,074,099,410
Employee transactions(2)	2,534	$63.10	N/A	N/A

Total
Repurchase program(1)	6,238,558	$64.06	6,238,558	$2,074,099,410
Employee transactions(2)	4,089	$63.27	N/A	N/A

(1)
On April 16, 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $3.2 billion of our outstanding shares of common stock. This program expires on April 15, 2016 and may be terminated at any time.

(2)
Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Stock Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from November 30, 2009 through December 31, 2014. The graph assumes an initial investment of $100 on November 30, 2009. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

Discover Financial Services
S&P 500 Index
S&P 500 Financials Index
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
November 30, 2009
November 30, 2010
November 30, 2011
November 30, 2012
December 31, 2012 (1)
December 31, 2013
December 31, 2014

	Discover Financial Services	S&P 500 Index	S&P 500 Financials Index
November 30, 2009	$100.00	$100.00	$100.00
November 30, 2010	$118.33	$107.75	$98.54
November 30, 2011	$154.34	$113.81	$87.53
November 30, 2012	$271.65	$129.26	$107.40
December 31, 2012(1)	$251.34	$130.17	$112.29
December 31, 2013	$367.71	$168.70	$149.58
December 31, 2014	$432.61	$187.92	$169.18

(1)	In 2013, we changed fiscal years creating a one month transition period in December 2012.

Item 6.	Selected Financial Data
The following table presents our selected financial data and operating statistics. The statement of income data for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012 and the statement of financial condition data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The statement of financial condition data as of November 30, 2012, 2011 and 2010, and the statement of income data for the fiscal years ended November 30, 2011 and 2010 have been derived from audited consolidated financial statements not included elsewhere in this annual report on Form 10-K.

Discover Financial Services
Selected Financial Data

	For the Calendar Years Ended December 31,		For the Fiscal Years Ended November 30,			For the One Month Ended December 31, 2012
	2014	2013	2012	2011	2010
	(dollars in millions, except per share amounts)
Statement of Income Data:
Interest income	$7,596	$7,064	$6,703	$6,345	$6,146	$595
Interest expense	1,134	1,146	1,331	1,485	1,583	103
Net interest income	6,462	5,918	5,372	4,860	4,563	492
Other income	2,015	2,306	2,281	2,205	2,095	200
Revenue net of interest expense	8,477	8,224	7,653	7,065	6,658	692
Provision for loan losses	1,443	1,086	848	1,013	3,207	178
Other expense	3,340	3,194	3,052	2,541	2,182	240
Income before income tax expense	3,694	3,944	3,753	3,511	1,269	274
Income tax expense	1,371	1,474	1,408	1,284	504	104
Net income	$2,323	$2,470	$2,345	$2,227	$765	$170
Net income allocated to common stockholders	$2,270	$2,414	$2,318	$2,202	$668	$168

Statement of Financial Condition Data (as of):
Loan receivables(1)	$69,969	$65,771	$61,017	$57,670	$49,181	$62,598
Total assets	$83,126	$79,340	$75,283	$69,117	$61,130	$73,491
Total stockholders' equity	$11,134	$10,809	$9,778	$8,242	$6,457	$9,873
Allowance for loan losses	$1,746	$1,648	$1,725	$2,205	$3,304	$1,788
Long-term borrowings	$22,544	$20,474	$19,729	$18,287	$17,706	$17,666
Per Share of Common Stock:
Basic EPS from continuing operations	$4.91	$4.97	$4.47	$4.06	$1.23	$0.34
Diluted EPS from continuing operations	$4.90	$4.96	$4.46	$4.06	$1.22	$0.34
Weighted-average shares outstanding (000's)	462,115	485,492	518,428	541,813	544,058	497,881
Weighted-average shares outstanding (fully diluted) (000's)	463,412	486,861	519,620	542,626	548,760	498,994
Dividends declared per share of common stock	$0.92	$0.60	$0.40	$0.20	$0.08	$0.14
Common stock dividend payout ratio	18.73%	12.07%	8.95%	4.92%	6.52%	41.48%
Ratios:
Return on average total equity	21%	24%	26%	30%	12%	21%
Return on average assets	3%	3%	3%	3%	1%	3%
Average stockholders' equity to average total assets	14%	14%	13%	12%	11%	14%

(1)
In 2011 we acquired $3.1 billion of student loan receivables acquired with the SLC acquisition in December 2010 and $2.4 billion of student loan receivables acquired from Citibank, N.A. in September 2011.

Selected Financial Data (continued)

	For the Calendar Years Ended December 31,		For the Fiscal Years Ended November 30,			For the One Month Ended December 31, 2012
	2014	2013	2012	2011	2010
	(dollars in millions)
Selected Statistics:
Total Loan Receivables
Loan receivables	$69,969	$65,771	$61,017	$57,670	$49,181	$62,598
Average loan receivables	$65,853	$61,820	$58,043	$53,260	$50,203	$61,877
Interest yield	11.40%	11.28%	11.38%	11.78%	12.13%	11.21%
Net principal charge-off rate	2.04%	1.98%	2.29%	3.97%	7.53%	2.19%
Delinquency rate (over 30 days)	1.66%	1.64%	1.75%	2.29%	3.87%	1.69%
Delinquency rate (over 90 days)	0.78%	0.77%	0.83%	1.14%	2.02%	0.82%
Credit Card Loans
Credit card loan receivables	$56,128	$53,150	$49,642	$46,972	$45,502	$51,135
Average credit card loan receivables	$52,600	$49,816	$47,301	$45,522	$45,911	$50,494
Interest yield	12.09%	12.00%	12.16%	12.42%	12.71%	11.92%
Net principal charge-off rate	2.27%	2.21%	2.62%	4.47%	8.02%	2.47%
Delinquency rate (over 30 days)	1.73%	1.72%	1.86%	2.38%	4.02%	1.79%
Delinquency rate (over 90 days)	0.85%	0.84%	0.91%	1.19%	2.11%	0.90%
Personal Loans
Personal loan receivables	$5,007	$4,191	$3,272	$2,648	$1,878	$3,296
Average personal loan receivables	$4,592	$3,706	$2,944	$2,228	$1,593	$3,290
Interest yield	12.36%	12.52%	12.35%	11.94%	11.41%	12.43%
Net principal charge-off rate	2.04%	2.13%	2.33%	3.02%	5.72%	2.52%
Delinquency rate (over 30 days)	0.79%	0.70%	0.76%	0.87%	1.57%	0.77%
Delinquency rate (over 90 days)	0.22%	0.21%	0.23%	0.28%	0.57%	0.23%
Private Student Loans (excluding PCI)
Private student loan receivables	$4,850	$3,969	$3,000	$2,069	$999	$3,072
Average private student loan receivables	$4,450	$3,561	$2,557	$1,637	$827	$3,021
Interest yield	7.02%	7.07%	7.20%	7.04%	5.75%	7.22%
Net principal charge-off rate	1.29%	1.30%	0.73%	0.48%	0.33%	0.81%
Delinquency rate (over 30 days)	1.80%	1.66%	1.07%	0.63%	0.50%	1.22%
Delinquency rate (over 90 days)	0.52%	0.46%	0.27%	0.14%	0.14%	0.29%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” which immediately follows “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2014 and 2013 and for calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012.
Introduction and Overview
Discover Financial Services is a direct banking and payment services company. We provide direct banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home loans, home equity loans and deposit products. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network processes transactions for Discover-branded credit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
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
Change in Fiscal Year
On December 3, 2012, our board of directors approved a change in our fiscal year end from November 30 to December 31 of each year. This fiscal year change was effective January 1, 2013. As a result of the change, we had a one month transition period in December 2012. The audited results for the one month ended December 31, 2012 is included in this report.
2014 Highlights

•	Net income was $2.3 billion, compared to $2.5 billion in the prior year.

•	Total loans grew $4.2 billion, or 6.4%, from the prior year to $70.0 billion.

•	Credit card loans grew $3.0 billion, or 5.6%, to $56.1 billion and Discover card sales volume increased 5.1% from the prior year.

•	Net charge-off rate for credit card loans increased 6 basis points from the prior year to 2.27% and the delinquency rate for credit card loans over 30 days past due increased 1 basis point to 1.73%.

•	Payment Services transaction dollar volume for the segment was $202.3 billion, up 3% from the prior year.

•
We incurred a $178 million charge to earnings to enhance our rewards program by allowing easier redemption of rewards, which resulted in the elimination of our current estimate of customer rewards forfeiture.

•
Our capital market activities included issuances of approximately $5.0 billion in public credit card asset-backed securities. Discover Bank issued $1.1 billion in senior bank notes and Discover Financial Services issued $500 million of senior notes.

•	We repurchased approximately 25 million shares, or 5%, of our outstanding common stock for $1.5 billion.

2013 and 2012 Highlights

•
During the 2013 calendar year, our capital market activities included issuances of approximately $4.7 billion in public credit card asset-backed securities. Discover Bank issued $1.7 billion in senior bank notes.

•	We repurchased approximately 27 million shares of common stock for $1.3 billion, reducing our number of shares outstanding by 5% during the calendar year ended December 31, 2013.

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

Outlook
The growth of our existing direct banking products remains a priority as we continue to enhance our offerings to customers. We anticipate that investments in marketing and the fourth quarter 2014 changes we made to simplify and ease reward redemption will contribute to new card account growth and wallet share gains with existing customers. We are also targeting solid growth in our private student and personal loan portfolios, and are evaluating our home loans strategy.
Revenue margin is expected to decline modestly in 2015. We expect this to be driven by net interest margin compression, a continued decline in protection products revenue, an increased credit card rewards rate and challenges in our payments business. The anticipated net interest margin compression is due to expected higher funding costs and modest yield declines from growth in promotional balances, run-off of higher priced balances and higher interest charge-offs.
While our credit quality remains relatively stable, we increased our allowance for loan losses in the fourth quarter of 2014 due to seasoning of loan growth from recent years. We expect our provision levels to increase as a result of continued seasoning of and growth in our loan portfolio.
We expect operating expenses to increase in 2015, primarily due to planned marketing, technology and infrastructure investments, as well as increased legal, regulatory and compliance costs. Specifically, our anti-money laundering program enhancements are expected to contribute to increased expenses.
We expect lower returns in our payment services segment in 2015 due to competitive challenges, the loss of network relationships and increased expenses. We continue to face substantial and intense competition in the payments industry, which impacts our revenue margins, transaction volume and business strategies. We anticipate a decline in volume in 2015 as compared to prior year periods as a result of a previously disclosed third-party issuer contract related to our Network Partners business that was not renewed in 2014 and the loss of volume from a large PULSE debit issuer. The loss of volumes and increase in expenses is expected to significantly impact the financial results of our payment services segment, but is not expected to significantly impact our overall profitability. Despite these continued challenges in our payments business, we continue to leverage our network to support our card-issuing business.
Regulatory Environment and Developments
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act regulates large systemically significant financial firms, including Discover, through a variety of measures, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. Federal banking regulators have implemented and continue to propose new regulations and supervisory guidance under the Dodd-Frank Act and otherwise, and have been increasing their examination and enforcement action activities. We expect regulators to continue taking formal enforcement actions against financial institutions in addition to addressing concerns through non-public supervisory actions or findings.

The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including supervisory priorities and actions, the actions of our competitors and other marketplace participants and the behavior of consumers. Regulatory developments, findings and ratings could negatively impact our business strategies, require us to limit or change our business practices, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see "Business — Supervision and Regulation — Acquisitions and Investments." For more information on recent matters affecting Discover, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements. Regulatory developments could also impact our strategies, the value of our assets, or otherwise adversely affect our businesses.
Compliance expenditures have increased significantly for Discover and other financial services firms, and we expect them to continue to increase as regulators remain focused on controls and operational processes. We may face additional compliance and regulatory risk to the extent that we enter into new business arrangements with third-party service providers, alternative payment providers or other industry participants. The additional expense, time and resources needed to comply with ongoing regulatory requirements may adversely impact our business and results of operations.
The final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the Volcker Rule, which contains certain prohibitions and restrictions on the ability of “banking entities” to engage in proprietary trading and sponsor or invest in “covered funds” became effective in April 2014, and banking entities must generally conform with this rule by July 2015, subject to a one-year extension for certain investments in, and relationships with, legacy covered funds. We do not engage in any of the activities that are prohibited by the final rule and, therefore, do not believe it will have a material impact on our business.
Consumer Financial Services
The CFPB regulates consumer financial products and services, as well as certain financial services providers, including Discover. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. The CFPB collects detailed account level information from us about credit cards, deposit accounts and other products, and is authorized to collect fines and provide consumer restitution in the event of violations. Several of our products, including credit cards, private student loans and home loans, are areas of focus by the CFPB. In addition, the CFPB has an online complaint system that allows consumers to log public complaints with respect to the products we offer. The CFPB has proposed making consumer narratives available to the public. The financial services industry is concerned that the publication of detailed unverified consumer narratives could lead to reputational injury to consumer lenders. The CFPB's analysis of account data and complaints could inform future decisions with respect to regulatory, enforcement or examination focus, and influence consumers' attitudes about doing business with Discover.
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
Private Student Loans
There continues to be significant legislative and regulatory focus on the private student loan market, including by the CFPB and the FDIC. This regulatory focus has resulted in an increase in supervisory examinations of Discover related to private student loans. The CFPB is currently investigating certain student loan servicing practices of Discover Bank. See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information. The recent legislative and regulatory areas of focus include servicing practices with respect to assisting student borrowers with economic hardships, refinancing of private student loans, the liability of student borrowers in the event of cosigner death or bankruptcy, the standard for discharging student loans in bankruptcy, loan payment allocation, and requirements related to borrower military service. In October 2014, the CFPB student loan ombudsman for the private student loan market issued the 2014 annual report required by the Dodd-Frank Act, which referenced these issues and others. The enactment of new legislation or the adoption of new regulations or guidance may increase the complexity and expense of servicing student loans. Legislators and regulators may take additional actions that impact the student loan market in the future, which could cause us to restructure our private student loan product in ways that we may not currently anticipate.
Mortgage Lending
The CFPB has indicated that the mortgage industry is an area of supervisory focus and that it will concentrate its examinations and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act including steering consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB has published several final rules impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing and integrated mortgage origination disclosures. Failure to comply with the ability-to-repay rule could result in possible CFPB enforcement action and special statutory damages plus actual, class action and attorney fee damages, all of which a borrower may claim in defense of a foreclosure action at any time. The new integrated mortgage origination disclosures rule, effective August 2015, requires combining disclosures currently provided under the Truth in Lending Act and the Real Estate Settlement Procedures Act, resulting in significant effort by the mortgage industry to test and implement as well as process changes with third-party settlement agents. In addition, congressional committees have approved legislation that could significantly affect the single family housing finance market in the United States, including proposals to wind down the government-sponsored enterprises, Fannie Mae and Freddie Mac, to which we currently sell our mortgages. It is uncertain what the ultimate impact of these developments will be on our mortgage business.
In October 2014, the Federal Reserve, FDIC, SEC and other federal regulatory agencies adopted a final rule to implement requirements under the Securities Exchange Act of 1934, as added under the Dodd-Frank Act, exempting "qualified residential mortgages" from the requirement that the sponsor of an asset-backed securitization retain not less than five percent of the credit risk of the underlying assets. Because most of the mortgages we offer are "qualified residential mortgages" as defined in the exemption, we do not expect the final rule to impact the pricing and depth of the secondary mortgage market to which we sell our mortgages.
Payment Networks
The Dodd-Frank Act contains several provisions impacting the debit card market, including network participation requirements and interchange fee limitations. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected and is expected to continue to adversely affect our PULSE network's business practices, network transaction volume, revenue and prospects for future growth. We continue to closely monitor competitor strategies in order to assess their impact on our business and on competition in the marketplace. The U.S. Department of Justice is examining some of these competitor pricing strategies. In addition, the Dodd-Frank Act's network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affect PULSE's current business practices and may materially adversely affect its network transaction volume and revenue.
Publicly-reported incidents regarding unauthorized access to consumer information held by major retailers and others has prompted a renewed focus by Congress and state legislators to possibly enact legislation to address future data security breaches. In October 2014, the President signed a new Executive Order which, among other things, directs the government to take the lead in moving the market towards more secure payment systems, including implementing a new policy to secure payments to and from the federal government by applying chip and PIN technology to newly issued and existing government credit cards and debit cards, and upgrading retail payment card terminals at federal agency facilities to accept chip and PIN-enabled cards. In January 2015, the President announced legislative proposals and administration efforts with respect to privacy and cybersecurity, including a specific proposal for a national data breach notification standard and a proposal designed to encourage the private sector to increase the sharing of information related to cyber threats. All these developments could ultimately result in the imposition of requirements on Discover or other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. It is too early to know if any new legislation will become law, the final form any such legislation would take, or the impact such a law would have on Discover.
The final compromise text for the proposed European Union regulation of interchange fees assessed for card-based payment transactions was released and endorsed by the European Union countries in January 2015. The regulation remains subject to a vote by the full European Parliament and final approval by the Council anticipated in April 2015. The regulation, if enacted, would reduce the fees that card issuers can receive for payment card transactions. As such, the regulation would likely have significant impact across the industry and could impact our Diners Club network. At this time, we are evaluating the scope and impact that the regulation would have on the business practices and revenues of our Diners Club network participants in Europe.
Capital, Liquidity and Funding
Capital
Discover Financial Services and Discover Bank are subject to new regulatory capital requirements beginning in January 2015 under final rules issued by the Federal Reserve and the FDIC to implement the provisions of the Basel III regulatory capital reforms. The rules include significant changes to bank capital, leverage and liquidity requirements. The rules require new risk-based capital and leverage ratios and refine the definition of what constitutes capital for purposes of calculating those ratios. See "Business — Supervision and Regulation — Capital, Dividends and Share Repurchases" for more information. In addition, the rules establish a capital conservation buffer above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and result in higher required minimum ratios by up to 2.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 and will be fully implemented in January 2019. A banking organization will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below any of the minimum capital requirements, including the buffer amount. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the final rules had they been in effect prior to 2015.
The final rule implementing the Federal Reserve's amendments to the capital plan and stress test rules applicable to bank holding companies with $50 billion or more in total consolidated assets, including Discover, became effective in November 2014. The rule provides guidance with respect to the current capital plan and stress testing cycle. It also modifies the start date of the capital plan and stress test cycles from October 1 of a calendar year to January 1 of the following calendar year, with capital plans and stress testing results due April 5 instead of January 5, starting in 2016. The final rule also clarifies the limitations that apply on capital distributions where a bank holding company has net capital issuances that are less than the amount in that bank holding company's approved capital plan.
Liquidity
We are subject to the Federal Reserve's final rule implementing certain enhanced prudential standards under the Dodd-Frank Act for large U.S. bank holding companies, including enhanced liquidity and risk management requirements, which became effective beginning in January 2015. The final rule prescribes a broad range of qualitative liquidity risk management practices.
Additionally, in September 2014, federal banking regulators published a final rule to implement the liquidity coverage ratio as a new quantitative requirement designed to promote the short-term resilience of the liquidity risk profile of large and internationally active banking organizations in the United States. The ratio requires covered banks to maintain an amount of high-quality liquid assets sufficient to cover projected net cash outflows during a prospective 30-day calendar period under an acute, hypothetical liquidity stress scenario. We are subject to this new requirement and will be required to maintain a liquidity ratio of 90% in 2016, which will increase to 100% in 2017. We believe our liquidity management practices position us well to comply with this new standard when it becomes effective.
In October 2014, the Basel Committee on Banking Supervision issued the final standard for the Net Stable Funding Ratio (“NSFR”). The NSFR is defined as the amount of available stable funding relative to the amount of required stable funding. “Available stable funding” is defined as the portion of capital and liabilities expected to be reliable over the time horizon considered by the NSFR, which extends to one year. This ratio should be equal to at least 100% on an ongoing basis. The NSFR limits overreliance on short-term wholesale funding, encourages better assessment of funding risk across all on- and off-balance sheet items, and promotes funding stability. The rule is expected to be fully implemented beginning in January 2018. At this time, the U.S. regulatory authorities are still assessing the NSFR. These new standards are subject to the Federal Reserve’s adaptation for U.S. banks, and their terms may change before implementation.
Securitizations
In August 2014, the SEC adopted final rules for asset-backed securities offerings that will substantially change the disclosure, reporting and offering process for public offerings of asset-backed securities, including those offered under Discover Bank’s credit card securitization program. The new rules will change the disclosure and offering process for credit card securitizations and the eligibility criteria for shelf registration statements. Among other changes, the final rules will require a certification concerning the disclosure contained in the prospectus and the design of the securitization at the time of each offering off the shelf and appointment of an asset representations reviewer to review assets for compliance with related representations and warranties in the related underlying transaction agreements when delinquency rates rise above a certain level and investors request such a review. Issuers of publicly offered asset-backed securities must comply with these new rules no later than November 23, 2015. We do not believe these rules will have a material impact on Discover Bank's securitization program.
In October 2014, the Federal Reserve, FDIC, SEC and other federal regulatory agencies adopted a final rule to implement requirements under the Securities Exchange Act of 1934, as added by the Dodd-Frank Act, requiring the sponsor of an asset-backed securitization to retain not less than five percent of the credit risk of the underlying assets. Sponsors of asset-backed securitizations will be required to comply with the risk retention rules no later than December 24, 2016. We do not believe the risk retention rules will have a material impact on Discover Bank's securitization program.
Results of Operations
The discussion below provides a summary of our results of operations for the calendar year ended December 31, 2014 compared to our results of operations for the calendar year ended December 31, 2013 and fiscal year ended November 30, 2012. The discussion also provides information about our loan receivables as of December 31, 2014 compared to December 31, 2013 and December 31, 2012.
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
Direct Banking
Our Direct Banking segment includes Discover-branded credit cards issued to individuals on the Discover Network and other consumer products and services, including private student loans, personal loans, home loans, home equity loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on the segment’s loan products. Additionally, our credit card products generate substantially all of our revenues related to discount and interchange, protection products and loan fee income.
Payment Services
Our Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and our Network Partners business, which provides payment transaction processing and settlement services on the Discover Network. This segment also includes the business operations of Diners Club Italy, which primarily consist of issuing Diners Club charge cards. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club.

The following table presents segment data (dollars in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
Direct Banking
Interest income
Credit card	$6,359	$5,978	$5,751	$510
Private student loans	312	252	184	18
PCI student loans	260	272	303	24
Personal loans	568	464	363	34
Other	97	98	102	9
Total interest income	7,596	7,064	6,703	595
Interest expense	1,134	1,146	1,331	103
Net interest income	6,462	5,918	5,372	492
Provision for loan losses	1,440	1,069	848	178
Other income	1,700	1,976	1,939	169
Other expense	3,117	2,961	2,891	224
Income before income tax expense	3,605	3,864	3,572	259
Payment Services
Provision for loan losses	3	17	—	—
Other income	315	330	342	31
Other expense	223	233	161	16
Income before income tax expense	89	80	181	15
Total income before income tax expense	$3,694	$3,944	$3,753	$274

The following table presents information on transaction volume (in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
Network Transaction Volume
PULSE Network	$165,851	$159,805	$159,944	$14,133
Network Partners	9,446	9,808	8,754	885
Diners Club(1)	26,970	26,867	28,644	2,274
Total Payment Services	202,267	196,480	197,342	17,292
Discover Network—Proprietary(2)	119,471	113,791	109,014	10,987
Total Volume	$321,738	$310,271	$306,356	$28,279
Transactions Processed on Networks
Discover Network	2,020	1,947	1,844	183
PULSE Network	4,283	4,187	4,321	357
Total	6,303	6,134	6,165	540
Credit Card Volume
Discover Card Volume(3)	$125,111	$118,594	$114,213	$11,384
Discover Card Sales Volume(4)	$115,518	$109,957	$105,454	$10,657

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
For the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Our Direct Banking segment reported pretax income of $3.6 billion for the year ended December 31, 2014, as compared to pretax income of $3.9 billion for the year ended December 31, 2013.
Loan receivables totaled $69.9 billion at December 31, 2014, which was up from $65.8 billion at December 31, 2013, due to growth in credit card loans and other loan portfolios partially offset by a decrease in purchased credit-impaired ("PCI") student loan balances. The growth in credit card loans was due to growth in customers with revolving balances partially offset by a higher net principal charge-off rate. The growth within the other loans portfolio was primarily attributable to organic growth in personal and private student loans. Discover card sales volume was $115.5 billion for the year ended December 31, 2014, which was an increase of 5% as compared to the year ended December 31, 2013. This volume growth was driven primarily by continued growth in new accounts combined with lower attrition.
Net interest margin increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This was primarily driven by higher yields on total loan receivables combined with lower interest rates on funding. The increase in loan receivable yields was driven by higher interest rates and growth in non-promotional revolving balances, partially offset by decline in higher rate balances along with growth in credit card promotional balances.
Interest income increased during the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to higher average balances of credit card loans, personal loans and private student loans resulting from growth across these products. The increase was also attributable to higher yields on credit card loans and PCI student loans, partially offset by a decrease in yield on personal loans along with a decrease in PCI student loan balances.
Interest expense was relatively flat during the year ended December 31, 2014 as compared to the year ended December 31, 2013, as lower interest expense on deposits attributable to lower yields was offset by higher interest expense resulting from increase in borrowings.

At December 31, 2014 and December 31, 2013, our delinquency rate for credit card loans over 30 days past due was 1.73% and 1.72%, respectively. For the year ended December 31, 2014, our net charge-off rate on credit cards remained relatively flat as compared to the year ended December 31, 2013. Recent loan growth has led to an increase in reserves required to cover losses from loan seasoning. An increase in reserve requirements combined with lower recoveries led to an increase in the provision for loan losses for the year ended December 31, 2014, as compared to the year ended December 31, 2013. For a more detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to a one-time charge to customer rewards costs resulting from the elimination of our current estimate of customer rewards forfeiture of $178 million, which reduced discount and interchange revenue. Gain on sale of mortgage loans also decreased, driven primarily by lower mortgage refinance volume due to increased mortgage interest rates in 2013, as well as changes in product mix. The overall decrease in other income was also attributable to a decrease in protection product revenue reflecting lower sales volume as we have stopped selling these products.
Total other expense increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily due to higher employee compensation costs driven by growth in headcount, along with higher professional fees related to technology and digital investments. Marketing and business development costs, and information processing and communications costs also increased due to growth initiatives. The goodwill impairment of $27 million related to the Discover Home Loans business also contributed to overall increase in total other expenses. For more information, see Note 7: Goodwill and Intangible Assets to our consolidated financial statements.
For the Calendar Year Ended December 31, 2013 compared to the Fiscal Year Ended November 30, 2012
Our Direct Banking segment reported pretax income of $3.9 billion for the calendar year ended December 31, 2013, as compared to pretax income of $3.6 billion for the fiscal year ended November 30, 2012.
Loan receivables totaled $65.8 billion at December 31, 2013, which was up from $62.6 billion at December 31, 2012, due to growth in credit card loans and other loan portfolios partially offset by a decrease in PCI loans balances. The growth in credit card loans was due to growth in customers with revolving balances combined with a continued improvement in the net principal charge-off rate. The growth within the other loans portfolio was primarily attributable to organic growth in personal and private student loans. Discover card sales volume was $110.0 billion for the calendar year ended December 31, 2013, which was an increase of 4% as compared to the fiscal year ended November 30, 2012. This increase was driven primarily by continued growth in our active customer base combined with seasonal promotional programs driving incremental sales.
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
Interest expense declined during the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012 primarily due to lower funding costs resulting from maturities of higher interest borrowings and deposits that were replaced with borrowings and deposits paying low interest rates.
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

Total other income increased for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012 primarily due to an increase in discount and interchange revenue, which was driven by an increase in sales volume. Gain on sale of mortgage loans also increased, reflecting a full year of activity for the calendar year ended December 31, 2013 as compared to a partial year of activity for the fiscal year ended November 30, 2012, due to the acquisition and integration of assets of Home Loan Center in June of 2012. The overall increase in other income was partially offset by a decrease in protection product revenue reflecting lower sales volume as we have stopped selling these products. Loan fee income also decreased due to lower levels of delinquencies which resulted in a lower level of loan fees being generated. Additionally, the increase was partially offset by decrease in refinance mortgage loan volume due to increasing interest rates during 2013.
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
Payment Services
For the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Our Payment Services segment reported pretax income of $89 million for the year ended December 31, 2014, up $9 million as compared to the year ended December 31, 2013, primarily as the result of a decrease in loan losses related to certain Diners Club licensee loans and other expense, partially offset by a decrease in other income. The decrease in other expense was primarily due to non-recurring expenses incurred in 2013 related to our purchase of the Diners Club Italy licensee and financial assistance to facilitate the purchase of the Slovenian licensee by a European bank. The decrease in other expense was partially offset by a fair value adjustment of $21 million resulting from recording Diners Club Italy as held-for-sale in 2014. The decrease in other income was primarily driven by a decrease in transaction processing revenue reflecting the impact of merchant rerouting and lower rates.
Transaction dollar volume increased $5.8 billion for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily driven by a growth in PULSE network volume. The number of transactions processed on the PULSE network increased slightly for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
We have been working with our European Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licenses, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 4% of Diners Club revenue for the year ended December 31, 2014. In addition, Diners Club has $151 million of non-amortizable intangible assets at December 31, 2014. While we determined that none of these intangibles are presently impaired, to the extent that we are unable to maintain Diners Club revenues at appropriate levels, we may be exposed to a non-cash impairment loss on these assets that, when recognized, could have a material adverse impact on our results of operations.
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
As previously disclosed, we have been working with our European Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. For example, we have provided loans to certain licensees that have an outstanding balance of approximately $36 million at December 31, 2013. We have undrawn commitments to lend these licensees up to an additional $19 million as of December 31, 2013, subject to collateral requirements stated in the individual agreements. During 2013, we acquired Diners Club Italy, which included $34 million of receivables, and we provided financial assistance to facilitate the purchase of our Slovenian licensee by a European bank. These transactions resulted in a charge to earnings of approximately $40 million in the second quarter of 2013. Additionally, we increased reserves by $15 million related to the loans to certain European Diners Club licensees, discussed above, due to liquidity concerns. There were no similar acquisitions, asset write downs or allowances in the prior year period.
Critical Accounting Estimates
In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the evaluation of goodwill and other non-amortizable intangible assets for potential impairment, the accrual of income taxes, and estimates of future cash flows associated with PCI loans as critical accounting estimates. Historically, management has considered the estimate of reward forfeitures to be a critical accounting estimate. In the fourth quarter of 2014, management made a series of changes to the redemption elements of our customer rewards program eliminating the forfeiture of rewards. These changes resulted in a one-time expense of $178 million due to the reversal of our current estimate for customer rewards forfeiture, a contra-liability account. With elimination of the forfeiture reward estimate, the determination of customer rewards cost no longer involves the use of a critical accounting estimate. See "— Other Income" and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements for further details about customer rewards cost.
Allowance for Loan Losses
We base our allowance for loan losses on several analyses that help us estimate incurred losses as of the balance sheet date. This estimate considers uncollectible principal, interest and fees reflected in the loan receivables. While our estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced to determine the allowance. We use a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. Management also estimates loss emergence by using other analyses to estimate losses incurred from non-delinquent accounts. The considerations in these analyses include past and current loan performance, loan seasoning and growth, current risk management practices, account collection strategies, economic conditions, bankruptcy filings, policy changes and forecasting uncertainties. Given the same information, others may reach different reasonable estimates.
If management used different assumptions in estimating incurred net loan losses, the impact to the allowance for loan losses could have a material effect on our consolidated financial condition and results of operations. For example, a 10% change in management's estimate of incurred net loan losses could have resulted in a change of approximately $175 million in the allowance for loan losses at December 31, 2014, with a corresponding change in the provision for loan losses. See "— Loan Quality" and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements for further details about our allowance for loan losses.
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
During the fourth quarter of 2013, we changed the date of its annual goodwill impairment test from June 1 to October 1. This goodwill impairment test date change was applied prospectively beginning on October 1, 2013 and had no effect on the consolidated financial statements.
At December 31, 2014, we had goodwill of $257 million. If economic conditions deteriorate or other events adversely impact the assumptions used by management in these valuations, we may be exposed to an impairment loss that, when recognized, could have a material impact on our consolidated financial condition and results of operations. At December 31, 2014, based on the annual impairment testing performed, there was the recognition of an impairment charge of $27 million related to the Discover Home Loans business. No other impairment was identified. See Note 7: Goodwill and Intangible Assets to our consolidated financial statements for further details about goodwill and the related impairment charge.
Other Non-amortizable Intangible Assets
We recognized certain other non-amortizable intangible assets in our acquisition of the Diners Club business. As required by GAAP, we test other non-amortizable intangible assets for impairment annually, or more often if indicators of impairment exist. Because market data concerning acquisitions of intangible assets is not readily available, management evaluates non-amortizable intangible assets for potential impairment by estimating their fair values using discounted cash flow models. In applying these techniques, management considers historical results, business forecasts, market and industry conditions and other factors. We may also consult independent valuation experts where needed in applying these valuation techniques. The valuation methodologies we use involve assumptions about business performance, revenue and expense growth, discount rates and other assumptions that are judgmental in nature.
During the fourth quarter of 2013, we changed the date of its annual impairment test for non-amortizable intangible assets from June 1 to October 1. No impairment charges were identified during the impairment tests conducted at June 1, 2013 and October 1, 2013.
At December 31, 2014, we had non-amortizable intangibles of $176 million. If economic conditions deteriorate or other events adversely impact the assumptions used by management in these valuations, we may be exposed to an impairment loss that, when recognized, could have a material impact on our consolidated financial condition and results of operations. At December 31, 2014, based on the annual impairment testing performed, there was no impairment recorded on any non-amortizable intangible asset.
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
Changes in the estimate of income taxes can occur due to tax rate changes, interpretations of tax laws, the status and resolution of examinations by the taxing authorities, and newly enacted laws and regulations that impact the relative merits of tax positions taken. When such changes occur, the effect on our consolidated financial condition and results of operations can be significant. See Note 15: Income Taxes to our consolidated financial statements for additional information about income taxes.
Purchased Credit-Impaired Loans
The estimate of expected future cash flows on purchased credit-impaired loans determines the amount of interest income we can recognize in future periods and impacts whether a loan loss reserve must be established for these loans. We reevaluate, by pool, the amount and timing of expected cash flows quarterly using updated loan portfolio characteristics as well as assumptions regarding expected borrower default and prepayment behavior. Because estimates of expected future cash flows on PCI loans involve assumptions and significant judgment, it is reasonably possible that others could derive different estimates than ours for the same periods. In addition, changes in estimates from one period to the next can have a significant impact on our consolidated financial condition and results of operations. A decrease in expected cash flows involving an increase in estimated credit losses would result in an immediate charge to earnings for the recognition of a loan loss provision. Increases or decreases in expected cash flows related solely to changes in estimated prepayments or to changes in variable interest rate indices would result in prospective yield adjustments over the remaining life of the loans. An increase in expected cash flows due to a reduction in expected credit losses would result first in the reversal of any previously established loan loss reserve on PCI loans through an immediate credit to earnings and then, if needed, a prospective adjustment to yield over the remaining life of the loans.
If management used a different estimate of expected borrower defaults, our consolidated statement of financial condition and results of operations could have differed. For example, a 10% increase in the expected borrower default rate of each PCI loan pool as of December 31, 2014 could have resulted in an additional impairment of up to $11 million. This impairment would have been reflected as an increase in provision for loan losses and a decrease in the carrying value of the PCI loans. The accounting and estimates used in our calculations are discussed further in Note 4: Loan Receivables to our consolidated financial statements.
Earnings Summary
The following table outlines changes in our consolidated statements of income for the periods presented (dollars in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012	Calendar Year 2014 vs. Calendar Year 2013 increase (decrease)		Calendar Year 2013 vs. Fiscal Year 2012 increase (decrease)
	2014	2013			$	%	$	%
Interest income	$7,596	$7,064	$6,703	$595	$532	8%	$361	5%
Interest expense	1,134	1,146	1,331	103	(12)	(1)%	(185)	(14)%
Net interest income	6,462	5,918	5,372	492	544	9%	546	10%
Provision for loan losses	1,443	1,086	848	178	357	33%	238	28%
Net interest income after provision for loan losses	5,019	4,832	4,524	314	187	4%	308	7%
Other income	2,015	2,306	2,281	200	(291)	(13)%	25	1%
Other expense	3,340	3,194	3,052	240	146	5%	142	5%
Income before income tax expense	3,694	3,944	3,753	274	(250)	(6)%	191	5%
Income tax expense	1,371	1,474	1,408	104	(103)	(7)%	66	5%
Net income	$2,323	$2,470	$2,345	$170	$(147)	(6)%	$125	5%

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
Our interest-earning assets consist of: (i) cash and cash equivalents, primarily related to amounts on deposit with the Federal Reserve, (ii) restricted cash, (iii) other short-term investments, (iv) investment securities and (v) loan receivables. Our interest-bearing liabilities consist primarily of deposits, both direct-to-consumer and brokered, and long-term borrowings, including amounts owed to securitization investors. Net interest income is influenced by the following:

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
For the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Net interest margin increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily driven by an increase in the yield on total loan receivables combined with lower interest rates on funding. The increase in loan receivable yields was driven by higher interest rates and growth in non-promotional revolving balances, partially offset by a decline in higher rate balances along with growth in credit card promotional balances.
Interest income increased during the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to higher average balances of credit card loans, personal loans and private student loans resulting from growth across these products. The increase was also attributable to higher yields on credit card loans and PCI student loans, partially offset by a decrease in yield on personal loans along with a decrease in PCI student loan balances.
Interest expense was relatively flat during the year ended December 31, 2014 as compared to the year ended December 31, 2013, as lower interest expense on deposits attributable to lower yields was offset by higher interest expense resulting from increase in borrowings.
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

Average Balance Sheet Analysis (dollars in millions)

	Calendar Years Ended December 31,						Fiscal Year Ended November 30, 2012			One Month Ended December 31, 2012
	2014			2013
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$7,228	0.25%	$18	$5,557	0.25%	$14	$5,074	0.27%	$14	$2,704	0.25%	$—
Restricted cash	763	0.08%	1	704	0.10%	1	924	0.15%	2	1,400	0.11%	—
Investment securities	4,000	1.67%	67	5,190	1.42%	74	6,437	1.24%	80	6,247	1.34%	7
Loan receivables(1):
Credit card(2)(3)	52,600	12.09%	6,359	49,816	12.00%	5,978	47,301	12.16%	5,751	50,494	11.92%	510
Personal loans	4,592	12.36%	568	3,706	12.52%	464	2,944	12.35%	363	3,290	12.43%	35
Federal student loans(4)	—	NM	—	—	NM	—	121	1.64%	2	—	NM	—
Private student loans	4,450	7.02%	312	3,561	7.07%	252	2,557	7.20%	184	3,021	7.22%	18
PCI student loans	3,916	6.64%	260	4,434	6.13%	272	4,998	6.06%	303	4,724	5.96%	24
Mortgage loans held for sale	118	3.92%	5	216	3.47%	7	96	1.10%	1	310	3.05%	1
Other	177	3.49%	6	87	3.00%	2	26	11.98%	3	38	5.24%	—
Total loan receivables	65,853	11.40%	7,510	61,820	11.28%	6,975	58,043	11.38%	6,607	61,877	11.21%	588
Total interest-earning assets	77,844	9.76%	7,596	73,271	9.64%	7,064	70,478	9.51%	6,703	72,228	9.73%	595
Allowance for loan losses	(1,645)			(1,639)			(1,948)			(1,725)
Other assets	4,279			4,348			4,032			4,234
Total assets	$80,478			$75,980			$72,562			$74,737
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(5)	$26,627	1.66%	443	$27,718	2.02%	559	$27,033	2.61%	706	$27,849	2.29%	54
Money market deposits(6)	7,624	0.91%	70	5,719	0.87%	50	5,413	0.92%	50	5,368	0.88%	4
Other interest-bearing savings deposits	10,617	0.96%	101	9,428	0.95%	89	8,638	1.03%	89	8,864	1.00%	7
Total interest-bearing deposits(7)	44,868	1.37%	614	42,865	1.63%	698	41,084	2.06%	845	42,081	1.84%	65
Borrowings:
Short-term borrowings	111	1.59%	2	199	1.57%	3	89	1.32%	1	283	1.36%	—
Securitized borrowings(5)(6)	16,686	1.78%	297	16,297	1.74%	284	16,979	1.95%	331	16,998	1.80%	26
Other long-term borrowings(5)	4,192	5.28%	221	2,609	6.18%	161	2,017	7.62%	154	1,733	7.82%	12
Total borrowings	20,989	2.48%	520	19,105	2.35%	448	19,085	2.55%	486	19,014	2.34%	38
Total interest-bearing liabilities	65,857	1.72%	1,134	61,970	1.85%	1,146	60,169	2.21%	1,331	61,095	1.99%	103
Other liabilities and stockholders’ equity	14,621			14,010			12,393			13,642
Total liabilities and stockholders’ equity	$80,478			$75,980			$72,562			$74,737
Net interest income			$6,462			$5,918			$5,372			$492
Net interest margin(8)		9.81%			9.57%			9.25%			9.39%
Net yield on interest-bearing assets(9)		8.30%			8.08%			7.62%			8.05%
Interest rate spread(10)		8.04%			7.79%			7.30%			7.74%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $192 million, $171 million, $179 million and $14 million of amortization of balance transfer fees for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012, respectively.

(3)
The calendar year ended December 31, 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012 include the impact of interest rate swap agreements used to change a portion of certain floating-rate credit card loan receivables to fixed-rate.

(4)	Includes federal student loans held for sale.

(5)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(6)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(7)	Includes the impact of FDIC insurance premiums.

(8)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(9)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(10)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1) (dollars in millions)

	Calendar Year Ended December 31, 2014 vs. Calendar Year Ended December 31, 2013			Calendar Year Ended December 31, 2013 vs. Fiscal Year Ended November 30, 2012
	Volume	Rate	Total	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets:
Cash and cash equivalents	$4	$—	$4	$1	$(1)	$—
Restricted cash	—	—	—	—	(1)	(1)
Investment securities	(19)	12	(7)	(17)	11	(6)
Loan receivables:
Credit card	336	45	381	302	(75)	227
Personal loans	110	(6)	104	96	5	101
Federal student loans	—	—	—	(2)	—	(2)
Private student loans	62	(2)	60	71	(3)	68
PCI student loans	(33)	21	(12)	(34)	3	(31)
Mortgage loans held for sale	(3)	1	(2)	2	4	6
Other	3	1	4	3	(4)	(1)
Total loan receivables	475	60	535	438	(70)	368
Total interest income	460	72	532	422	(61)	361
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	(21)	(95)	(116)	18	(165)	(147)
Money market deposits	17	3	20	3	(3)	—
Other interest-bearing savings deposits	11	1	12	8	(8)	—
Total interest-bearing deposits	7	(91)	(84)	29	(176)	(147)
Borrowings:
Short-term borrowings	(1)	—	(1)	2	—	2
Securitized borrowings	7	6	13	(13)	(34)	(47)
Other long-term borrowings	86	(26)	60	40	(33)	7
Total borrowings	92	(20)	72	29	(67)	(38)
Total interest expense	99	(111)	(12)	58	(243)	(185)
Net interest income	$361	$183	$544	$364	$182	$546

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between the calendar years ended December 31, 2014 and 2013, and fiscal year ended November 30, 2012 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	December 31,			November 30,
	2014	2013	2012	2012	2011	2010
Student loans held for sale	$—	$—	$—	$—	$714	$788
Loan portfolio:
Credit card loans	56,128	53,150	51,135	49,642	46,972	45,502
Other loans:
Personal loans	5,007	4,191	3,296	3,272	2,648	1,878
Private student loans	4,850	3,969	3,072	3,000	2,069	999
Mortgage loans held for sale	122	148	355	322	—	—
Other	202	135	38	37	17	14
Total other loans	10,181	8,443	6,761	6,631	4,734	2,891
PCI loans(1)	3,660	4,178	4,702	4,744	5,250	—
Total loan portfolio	69,969	65,771	62,598	61,017	56,956	48,393
Total loan receivables	69,969	65,771	62,598	61,017	57,670	49,181
Allowance for loan losses	(1,746)	(1,648)	(1,788)	(1,725)	(2,205)	(3,304)
Net loan receivables	$68,223	$64,123	$60,810	$59,292	$55,465	$45,877

(1)	Represents purchased credit-impaired private student loans (see Note 4: Loan Receivables to our consolidated financial statements).
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
The allowance for loan losses was $1.7 billion at December 31, 2014, which reflects a $98 million reserve build over the amount of the allowance for loan losses at December 31, 2013. The reserve build, which primarily related to credit card loan receivables, was due mainly to seasoning of the loan growth and lower recoveries. "Seasoning" refers to the maturing of a loan portfolio as, in general, growing loan balances do not begin to show signs of credit deterioration or default until they have been in repayment for some period of time. At December 31, 2013, the allowance for loan losses was $1.6 billion, which reflected a $140 million reserve release over the amount of the allowance for loan losses at December 31, 2012. The reserve release, which primarily related to credit card loan receivables, was driven by continuing favorability in delinquencies resulting in lower charge-offs, both contractual and bankruptcy, which resulted in lower estimated losses.

The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the year ended December 31, 2014, the provision for loan losses increased by $357 million, or 33%, as compared to the year ended December 31, 2013. The increase was primarily due to increasing levels of net charge-offs combined with the reserve build discussed above. For the calendar year ended December 31, 2013, the provision for loan losses increased by $238 million, or 28%, as compared to the fiscal year ended November 30, 2012. The increase was due to lower levels of reserve releases during the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012, partially offset by a decrease in net charge-offs. For the one month ended December 31, 2012, the provision for loan losses was $178 million, which included a reserve build of $63 million. This reserve build was due to an increase in the forecast for net charge-offs due to loan growth. For the fiscal year ended November 30, 2012, a reduction in reserve requirements led to a decrease in the provisions for loan losses of $165 million or 16%.
At December 31, 2014, the level of the allowance related to personal loans and student loans increased as compared to December 31, 2013 due to loan growth and continued seasoning of the portfolios. For student loans, payments are not required while the borrower is still in school; therefore, this loan portfolio matures at a slower pace than our other loan portfolios. The level of allowance related to other loans was unchanged for the period.

At December 31, 2013, the level of the allowance related to personal loans increased as compared to December 31, 2012 due to loan growth and continued seasoning of the portfolio. The level of allowance attributable to student loans for the same period increased, primarily due to a PCI student loan impairment recorded as a result of revisions to credit loss assumptions for the underlying loans. In addition, the allowance related to student loans increased due to growth and continued seasoning of the portfolio. The level of allowance related to other loans at December 31, 2013 as compared to December 31, 2012 increased by $16 million driven primarily by provision charges on a small number of loans to Diners Club licensees.

The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Calendar Year Ended December 31, 2014
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions:
Provision for loan losses	1,259	102	79	3	1,443
Deductions:
Charge-offs	(1,636)	(105)	(62)	(3)	(1,806)
Recoveries	445	11	5	—	461
Net charge-offs	(1,191)	(94)	(57)	(3)	(1,345)
Balance at end of period	$1,474	$120	$135	$17	$1,746

	For the Calendar Year Ended December 31, 2013
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	893	92	84	17	1,086
Deductions:
Charge-offs	(1,604)	(86)	(48)	(1)	(1,739)
Recoveries	504	7	2	—	513
Net charge-offs	(1,100)	(79)	(46)	(1)	(1,226)
Balance at end of period	$1,406	$112	$113	$17	$1,648

	For the One Month Ended December 31, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,554	$97	$73	$1	$1,725
Additions:
Provision for loan losses	165	9	4	—	178
Deductions:
Charge-offs	(146)	(8)	(2)	—	(156)
Recoveries	40	1	—	—	41
Net charge-offs	(106)	(7)	(2)	—	(115)
Balance at end of period	$1,613	$99	$75	$1	$1,788

The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Fiscal Year Ended November 30, 2012
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$2,070	$82	$53	$—	$2,205
Additions:
Provision for loan losses	724	84	39	1	848
Deductions:
Charge-offs	(1,817)	(73)	(19)	—	(1,909)
Recoveries	577	4	—	—	581
Net charge-offs	(1,240)	(69)	(19)	—	(1,328)
Balance at end of period	$1,554	$97	$73	$1	$1,725

	For the Fiscal Year Ended November 30, 2011
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$3,209	$76	$18	$1	$3,304
Additions:
Provision for loan losses	897	73	42	1	1,013
Deductions:
Charge-offs	(2,615)	(69)	(7)	(2)	(2,693)
Recoveries	579	2	—	—	581
Net charge-offs	(2,036)	(67)	(7)	(2)	(2,112)
Balance at end of period	$2,070	$82	$53	$—	$2,205

	For the Fiscal Year Ended November 30, 2010
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,648	$95	$14	$1	$1,758
Additions:
Addition to allowance related to securitized receivables(1)	2,144	—	—	—	2,144
Provision for loan losses	3,126	72	8	1	3,207
Deductions:
Charge-offs related to loans sold	(25)	—	—	—	(25)
Charge-offs	(4,154)	(92)	(4)	(1)	(4,251)
Recoveries	470	1	—	—	471
Net charge-offs	(3,684)	(91)	(4)	(1)	(3,780)
Balance at end of period	$3,209	$76	$18	$1	$3,304

(1)
On December 1, 2009, upon adoption of the Financial Accounting Standards Board (“FASB”) Statements No. 166 and 167, we recorded $2.1 billion allowance for loan losses related to newly consolidated and reclassified credit card loan receivables.

Net Charge-offs
Our net charge-offs include the principal amount of losses charged off less principal recoveries and exclude charged-off and recovered interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest income and loan fee income, respectively, which is effectively a reclassification of the provision for loan losses, while fraud losses are recorded in other expense. Credit card loan receivables are charged off at the end of the month during which an account becomes 180 days contractually past due. Personal loans and private student loans, which are closed-end consumer loan receivables, are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Generally, customer bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day or 120-day contractual time frame.
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Calendar Years Ended December 31,				For the Fiscal Years Ended November 30,						For the One Month Ended December 31, 2012
	2014		2013		2012		2011		2010
	$	%	$	%	$	%	$	%	$	%	$	%
Credit card loans	$1,191	2.27%	$1,100	2.21%	$1,240	2.62%	$2,036	4.47%	$3,684	8.02%	$106	2.47%
Personal loans	$94	2.04%	$79	2.13%	$69	2.33%	$67	3.02%	$91	5.72%	$7	2.52%
Private student loans (excluding PCI(1))	$57	1.29%	$46	1.30%	$19	0.73%	$7	0.48%	$4	0.33%	$2	0.81%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the years presented and are therefore excluded from the calculation. See Note 4: Loan Receivables to our consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

While the net charge-off rate on our credit card loan receivables went to 2.27% from 2.21% for the year ended December 31, 2014 as compared to the year ended December 31, 2013, we remain in a period of historical lows. The net charge-off rate on our personal loan receivables declined by 9 basis points for the same period due to growth in the personal loan portfolio as, in general, loans do not begin to show signs of credit deterioration or default for some period of time after origination. The net charge-off rate on our private student loans excluding PCI loans was relatively flat for the year ended December 31, 2014 as compared to year ended December 31, 2013.
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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	Calendar Years Ended December 31,				Fiscal Years Ended November 30,						One Month Ended December 31, 2012
	2014		2013		2012		2011		2010
	$	%	$	%	$	%	$	%	$	%	$	%
Loans 30 days delinquent or more:
Credit card loans	$971	1.73%	$912	1.72%	$925	1.86%	$1,117	2.38%	$1,831	4.02%	$917	1.79%
Personal loans	$40	0.79%	$29	0.70%	$25	0.76%	$22	0.87%	$29	1.57%	$26	0.77%
Private student loans (excluding PCI(1))	$87	1.80%	$66	1.66%	$32	1.07%	$13	0.63%	$5	0.50%	$37	1.22%

Loans 90 days delinquent or more:
Credit card loans	$480	0.85%	$447	0.84%	$451	0.91%	$560	1.19%	$958	2.11%	$460	0.90%
Personal loans	$11	0.22%	$8	0.21%	$8	0.23%	$7	0.28%	$11	0.57%	$8	0.23%
Private student loans (excluding PCI(1))	$25	0.52%	$18	0.46%	$8	0.27%	$3	0.14%	$1	0.14%	$9	0.29%

Loans not accruing interest	$183	0.28%	$200	0.33%	$198	0.35%	$207	0.40%	$326	0.67%	$192	0.33%

Restructured loans:
Credit card loans(2)	$1,037	1.85%	$1,123	2.11%	$1,332	2.68%	$1,217	2.59%	$305	0.67%	$1,309	2.56%
Personal loans(3)	$55	1.10%	$31	0.74%	$21	0.64%	$8	0.29%	$—	—%	$21	0.65%
Private student loans(excluding PCI(1))(4)	$38	0.78%	$28	0.71%	$15	0.50%	$5	0.26%	$—	—%	$16	0.53%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)
Restructured loans include $44 million, $43 million, $54 million, $56 million, $38 million and $35 million at December 31, 2014, 2013 and 2012 and November 30, 2012, 2011 and 2010, respectively, that are also included in loans over 90 days delinquent or more.

(3)
Restructured loans include $3 million, $2 million, $2 million and $1 million at December 31, 2014, 2013 and 2012 and November 30, 2012 respectively, that are also included in loans over 90 days delinquent or more.

(4)
Restructured loans include $5 million, $3 million, $2 million and $2 million at December 31, 2014, 2013 and 2012 and November 30, 2012 respectively, that are also included in loans over 90 days delinquent or more.

Credit card receivables 30-day and 90-day delinquency rates at December 31, 2014 were relatively flat as compared to December 31, 2013. The 30-day delinquency rate for personal loans increased slightly for the same period due to seasoning of the loan portfolio, while the 90-day delinquency rate remained relatively flat. The 30-day and 90-day delinquency rates for private student loan balances at December 31, 2014 increased compared to the prior year as a result of continued seasoning of the student loan portfolio.
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
The restructured credit card loan balance decreased at both December 31, 2014 as compared to December 31, 2013 and at December 31, 2013 as compared December 31, 2012 due to continued improvement in customer credit performance. The restructured personal and private student loan balances increased at both December 31, 2014 as compared to December 31, 2013 and at December 31, 2013 as compared to December 31, 2012 as a result of continued growth in and seasoning of these loan portfolios.
Maturities and Sensitivities of Loan Receivables to Changes in Interest Rates
Our loan portfolio had the following maturity distribution(1) (dollars in millions):

	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
At December 31, 2014
Credit card loans	$16,253	$29,715	$10,160	$56,128
Personal loans	1,352	3,505	150	5,007
Private student loans (excluding PCI)	110	949	3,791	4,850
PCI loans	310	1,234	2,116	3,660
Mortgage loans held for sale	122	—	—	122
Other loans	27	56	119	202
Total loan portfolio	$18,174	$35,459	$16,336	$69,969

(1)
Because of the uncertainty regarding loan repayment patterns, the above amounts have been calculated using contractually required minimum payments. Historically, actual loan repayments have been higher than such minimum payments and, therefore, the above amounts may not necessarily be indicative of our actual loan repayments.

At December 31, 2014, approximately $35.0 billion of our loan portfolio due after one year had interest rates tied to an index and approximately $16.8 billion were fixed-rate loans.
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
For student loan borrowers, in certain situations we offer hardship payment forbearance to borrowers who are experiencing temporary financial difficulties and are willing to resume making payments. When a borrower is 30 or more days delinquent and granted a second hardship forbearance period, we classify these loans as troubled debt restructurings. In addition, we offer temporary reduced payment programs, which normally consist of a reduction of the minimum payment for a period of no longer than 12 months at a time. When a student loan borrower is enrolled in a temporary reduced payment program for 12 months or fewer over the life of the loan, the modification is not considered a troubled debt restructuring. No loans have been in a temporary modification program for greater than 12 months.
For personal loan customers, in certain situations we offer various payment programs, including temporary and permanent programs. The temporary programs normally consist of a reduction of the minimum payment for a period of no longer than 12 months with the option of a final balloon payment required at the end of the loan term or an extension of the maturity date with the total term not exceeding nine years. Further, in certain circumstances, the interest rate on the loan is reduced. The permanent programs involve changing the terms of the loan in order to pay off the outstanding balance over a longer term and also in certain circumstances reducing the interest rate on the loan. Similar to the temporary programs, the total term may not exceed nine years. We also allow loan modifications for customers who request financial assistance through external sources, similar to our credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans included in temporary and permanent programs are accounted for as troubled debt restructurings. Beginning in first quarter of 2014, loan modifications through external sources are accounted for as troubled debt restructurings.
Borrower performance after using payment programs or forbearance is monitored and we believe the programs help to prevent defaults and are useful in assisting customers experiencing financial difficulties. We plan to continue to use payment programs and forbearance and, as a result, we expect to have additional loans classified as troubled debt restructurings in the future.
Other Income
The following table presents the components of other income for the periods presented (dollars in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012	2014 Calendar Year vs. 2013 Calendar Year (decrease) increase		2013 Calendar Year vs. 2012 Fiscal Year increase (decrease)
	2014	2013			$	%	$	%
Discount and interchange revenue(1)	$979	$1,126	$1,035	$82	$(147)	(13)%	$91	9%
Protection products	314	350	409	33	(36)	(10)%	(59)	(14)%
Loan fee income	334	320	325	29	14	4%	(5)	(2)%
Transaction processing revenue	182	192	218	18	(10)	(5)%	(26)	(12)%
Gain on investments	4	5	26	2	(1)	(20)%	(21)	(81)%
Gain on origination and sale of mortgage loans	81	144	105	17	(63)	(44)%	39	37%
Other income	121	169	163	19	(48)	(28)%	6	4%
Total other income	$2,015	$2,306	$2,281	$200	$(291)	(13)%	$25	1%

(1)
Net of rewards, including Cashback Bonus rewards, of $1.4 billion, $1.0 billion, $1.0 billion and $123 million for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012, respectively. During the three months ended December 31, 2014, we made certain changes to its customer rewards program, eliminating forfeitures. These changes resulted in a one-time expense of $178 million due to the reversal of the estimate for customer rewards forfeiture, a contra-account to accrued expenses and other liabilities. Actual forfeitures resulted in additional discount and interchange revenue and total other income of $36 million each for the calendar years ended December 31, 2014 and 2013 and $35 million and $3 million for the fiscal year ended November 30, 2012 and one month ended December 31, 2012, respectively.

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
Discount and interchange revenue decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013, driven primarily by the rewards redemption policy change. This increase in rewards was partially offset by the increase in gross discount and interchange revenue, which was primarily attributable to higher sales volume. Discount and interchange revenue increased for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012, driven by higher sales volume.

Protection Products
We earn revenue related to fees received for providing ancillary products and services, including payment protection and identity theft protection services, to customers. The amount of revenue recorded is generally based on either a percentage of a customer's outstanding balance or a flat fee and is recognized as earned.
Protection product revenue decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013, as well as for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012. The decrease in protection product revenue reflects lower sales volume as we have stopped selling these products.
Loan Fee Income
Loan fee income consists primarily of fees on credit card loans and includes late, cash advance and other miscellaneous fees. Loan fee income increased slightly as compared to the year ended December 31, 2013 primarily due to higher late fees and cash advance fees. Loan fee income decreased slightly for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012 primarily due to lower volume of loan fees being generated, partially offset by fewer late fee charge-offs as a result of decrease in credit card delinquency rates.
Transaction Processing Revenue
Transaction processing revenue represents switch fees charged to financial institutions and merchants for processing ATM, debit and point-of-sale transactions over the PULSE network, as well as various participation and membership fees. Switch fees are charged on a per transaction basis. Transaction processing revenue decreased both for the year ended December 31, 2014 as compared to the year ended December 31, 2013, and for the calendar year ended December 31, 2013, as compared to the fiscal year ended November 30, 2012, reflecting the impact of merchant rerouting and lower rates.
Gain on Investments
Gain on investments includes net realized gains on the sale of investments, net of any write-downs of investment securities to fair value when the decline in fair value is considered other than temporary. Gain on investments for the years ended December 31, 2014 and 2013 was mainly comprised of gains on the sales of U.S. Treasury and Agency Securities. Gain on investment securities for the fiscal year ended November 30, 2012 was comprised almost entirely of a gain of $26 million related to the liquidation of a minority interest in an equity investment.
Gain on Origination and Sale of Mortgage Loans
Gain on sale of mortgage loans consists of the net gain on the origination and sale of loans as well as the net gain on the related interest rate lock commitments and the net gain or loss on forward delivery contracts. Revenue related to mortgage banking operations declined for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily driven by an increase in mortgage interest rates that resulted in lower mortgage refinance volume. Decline in revenue related to mortgage banking operation was also due to reduced margins in the industry resulting from increased competitive pressure since the increase in mortgage rates. Gain on sale of mortgage loans increased for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012, due to a full year of activity for the calendar year ended December 31, 2013 as compared to only a partial year of activity for the fiscal year ended November 30, 2012. The increase was partially offset by decrease in refinance mortgage loan volume due to increasing interest rates during 2013. The partial year of activity for the fiscal year ended November 30, 2012 resulted from the acquisition and integration of the assets of Home Loan Center in June of 2012.
Other Income
Other income includes royalty revenues earned by Diners Club, merchant fees, revenue from the transition services agreement related to the acquisition of SLC, revenue from merchants related to reward programs, revenues from network partners and other miscellaneous revenue items.
Other income decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to certain merchant network fees that were reclassified out of other income to discount and interchange revenue during 2014. Other income was relatively flat for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012.

Other Expense
The following table represents the components of other expense for the periods presented (dollars in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012	2014 Calendar Year vs. 2013 Calendar Year increase (decrease)		2013 Calendar Year vs. 2012 Fiscal Year increase (decrease)
	2014	2013			$	%	$	%
Employee compensation and benefits	$1,242	$1,164	$1,048	$87	$78	7%	$116	11%
Marketing and business development	735	717	603	51	18	3%	114	19%
Information processing and communications	346	333	289	25	13	4%	44	15%
Professional fees	450	410	432	34	40	10%	(22)	(5)%
Premises and equipment	92	82	76	8	10	12%	6	8%
Other expense	475	488	604	35	(13)	(3)%	(116)	(19)%
Total other expense	$3,340	$3,194	$3,052	$240	$146	5%	$142	5%

Total other expense increased $146 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily driven by higher employee compensation costs due to growth in overall headcount along with higher professional fees due to consultant expenses related to technology and digital investments. Higher marketing and business development expenses also contributed to the increase in other expense mainly due to growth initiatives. The increase in total other expense was partially offset by a decrease in the other expense line item, which primarily resulted from non-recurring expenses incurred in 2013 related to our purchase of the Diners Club Italy Licensee and financial assistance to facilitate the purchase of the Slovenian licensee by a European bank. The decrease in other expense line item was partially offset by the impairment of goodwill related to the Discover Home Loans business along with fair value adjustment resulting from recording Diners Club Italy as held-for-sale.
Total other expense increased $142 million for the calendar year ended December 31, 2013 as compared to the fiscal year ended November 30, 2012 primarily due to higher employee compensation costs driven by growth in overall headcount along with a full year of operating activity of the Home Loan Center assets. Additionally, marketing and business development costs increased due to growth initiatives. Higher information processing and communications related expenses also contributed to the increase in other expense mainly related to increased software maintenance, licenses and technology expenses due to growth initiatives. Other expense decreased primarily due to legal expenses incurred in 2012 associated with the consent order that Discover Bank entered into with the FDIC and CFPB, for which there was no equivalent impact in 2013.
Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	2.8	2.2	2.9	3.2
Other	(0.7)	0.2	(0.4)	(0.1)
Effective income tax rate	37.1%	37.4%	37.5%	38.1%

Income tax expense decreased $103 million, or 7.0%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, reflecting a decrease in pretax income. The effective tax rate decreased 0.3% for the year ended December 31, 2014 from 37.4% for the year ended December 31, 2013 due to favorable adjustments to unrecognized tax benefits and recognition of tax benefits attributable to prior year tax adjustments.

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
At December 31, 2014, we had $28.8 billion of direct-to-consumer deposits and $17.3 billion of brokered deposits. Maturities of our certificates of deposit range from 1 month to 10 years, with a weighted-average maturity of 22 months.
The following table summarizes deposits by contractual maturity as of the end of the current period (dollars in millions):

	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Indeterminate
At December 31, 2014
Certificates of deposit in amounts less than $100,000(1)	$21,502	$2,784	$2,478	$4,389	$11,851	$—
Certificates of deposit in amounts of $100,000 to less than $250,000(1)	4,481	719	498	1,265	1,999	—
Certificates of deposit in amounts of $250,000(1)or greater	1,153	184	103	335	531	—
Savings deposits, including money market deposit accounts(2)	18,656	—	—	—	—	18,656
Total interest-bearing deposits	$45,792	$3,687	$3,079	$5,989	$14,381	$18,656

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

(2)	Represents deposits with no contractual maturity, except for structured sweep deposits associated with agreements entered into with third parties.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization,"

which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of December 31, 2014, the DiscoverSeries three-month rolling average excess spread was 13.95%.
Another feature of our securitization structure is a reserve account funding requirement in which, in limited circumstances, excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.50%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 5: Credit Card and Student Loan Securitization Activities to our consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spread at December 31, 2014.
At December 31, 2014, we had $16.0 billion of outstanding public asset-backed securities and $5.8 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
At December 31, 2014
Scheduled maturities of long-term borrowings—owed to credit card securitization investors	$15,950	$3,301	$7,749	$4,900	$—

The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Although the implementation of FASB Accounting Standards Codification ("ASC") Topic 860, Transfers and Servicing), no longer qualified certain transfers of assets for sale accounting treatment, the FDIC approved a final rule that preserved the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 1, 2009. Other legislative and regulatory developments may, however, impact our ability and/or desire to issue asset-backed securities in the future. For information on recent developments, see "— Regulatory Environment and Developments — Capital, Liquidity and Funding — Securitizations."
Other Long-Term Borrowings—Student Loans
At December 31, 2014, we had $1.4 billion of remaining principal balance outstanding on securitized debt assumed as part of the acquisition of Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.

Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding debt as of December 31, 2014 (dollars in millions):

Discover Financial Services Senior Notes		Discover Bank Senior Notes		Discover Bank Subordinated Notes
Principal Amount Outstanding	Maturity	Principal Amount Outstanding	Maturity	Principal Amount Outstanding	Maturity
$400	June 2017	$750	February 2018	$200	November 2019
78	July 2019	750	August 2021	500	April 2020
322	April 2022	1,000	August 2023	$700
500	November 2022	400	March 2026
500	November 2024	$2,900
$1,800

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. For more information on outstanding notes, including weighted-average interest rates, see Note 9: Long-Term Borrowings to our consolidated financial statements.
Short-Term Borrowings
We utilize a warehouse line of credit available up to $205 million as a form of short-term borrowings. This line of credit is used for the sole purpose of funding consumer residential mortgage loans. The warehouse line of credit had an outstanding balance of $113 million as of December 31, 2014. In addition, we may access short-term borrowings through the Federal Funds market or through repurchase agreements. At December 31, 2014, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed undrawn capacity through privately placed asset-backed securitizations. At December 31, 2014, we had total committed capacity of $7.5 billion, none of which was drawn.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of December 31, 2014, Discover Bank had $16 billion of available capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window as of December 31, 2014.
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
We also have agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at December 31, 2014. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating were reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of December 31, 2014, would have been $97 million.
A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Moody’s Investors Service	Standard & Poor’s	Fitch Ratings
Senior Unsecured Debt
Discover Financial Services	Ba1	BBB-	BBB+
Discover Bank	Baa3	BBB	BBB+
Outlook for Senior Unsecured Debt	Stable	Positive	Stable
Subordinated Debt
Discover Bank	Ba1	BBB-	BBB
Discover Card Execution Note Trust
Class A(1)	Aaa(sf)	AAA(sf)	AAAsf
Class B(1)	Aa1(sf)	AA+(sf)	AA-sf
Class C(2)	N/A	N/A	N/A

(1)	An “sf” in the rating denotes rating agency identification for structured finance product ratings.

(2)	All Class C notes are currently held by subsidiaries of Discover Bank and, therefore, are not publicly rated.
Liquidity
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations under normal and stress conditions at the Discover Financial Services and Discover Bank entity levels and on a consolidated basis. In addition to the funding sources discussed above, we also maintain high quality, liquid, unencumbered assets in our investment portfolio.
We maintain a liquidity risk and funding management policy which outlines the overall framework and general principles for managing the liquidity risk across our businesses. The policy is approved by the board of directors with the implementation responsibilities delegated to the Asset and Liability Management Committee (the “ALCO”). We seek to balance the trade-offs between maintaining too much liquidity, which may be costly, with having too little liquidity, which could cause financial distress. Liquidity risk is centrally managed by the ALCO, which is chaired by our Treasurer and has cross-functional membership. The ALCO monitors liquidity risk profile and determines any actions that may need to be taken.
We employ a variety of metrics to monitor and manage liquidity. We developed liquidity early warning indicators (“EWI”) to detect initial phases of liquidity stress events and a reporting and escalation process that is designed to be consistent with regulatory guidance. The EWIs include both idiosyncratic and systemic measures, and are monitored on a daily basis and reported to the ALCO regularly. An EWI breach triggers prompt review and decision making by our senior management team, and in certain instances may lead to the convening of a senior-level response team and activation of the contingency funding plan.
In addition, liquidity stress testing is conducted regularly and contingency funding planning is in place to address potential liquidity shortfalls. We evaluate a range of stress scenarios including idiosyncratic and systemic events that could impact funding sources and our ability to meet liquidity needs. These scenarios measure the liquidity position at Discover Financial Services, Discover Bank and on a consolidated basis from daily to up to a two-year horizon by analyzing the stress on liquidity versus the ability to generate contingent liquidity. We maintain contingent funding sources, including our liquidity portfolio, private securitizations with unused capacity and Federal Reserve discount window capacity, which we could utilize to satisfy liquidity needs during such stress events. We expect to be able to satisfy all maturing obligations and fund business operations during the next 12 months by utilizing the funding sources that are currently available to us.
At December 31, 2014, our liquidity portfolio was comprised of cash and cash equivalents and high quality, liquid and unencumbered investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we have the ability to raise cash by utilizing repurchase agreements, pledging certain of these investments to access the secured funding markets or selling them. The level and mix of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
At December 31, 2014, our liquidity portfolio and undrawn credit facilities were $34.3 billion, which was $1.7 billion higher than the balance at December 31, 2013. During the calendar year ended December 31, 2014, the average balance of our liquidity portfolio was $11.9 billion.

	December 31,
	2014	2013
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$6,921	$6,193
Investment securities(2)	3,831	4,922
Total liquidity portfolio	10,752	11,115
Undrawn credit facilities(3)
Private asset-backed securitizations	7,500	7,000
Federal Reserve discount window(4)	16,024	14,500
Total undrawn credit facilities	23,524	21,500
Total liquidity portfolio and undrawn credit facilities	$34,276	$32,615

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)
Excludes $16 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2014 and $9 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2013.

(3)	See " — Additional Funding Sources" for additional information.

(4)	Excludes $5 million of investments accounted for in the liquidity portfolio that were pledged to the Federal Reserve as of December 31, 2013.
Bank Holding Company Liquidity
The primary uses of funds at the bank holding company level include debt and capital service (interest and dividend payments and return of principal) and capital management activity, which may include the periodic repurchase of shares of our common stock. Our primary sources of funds at the bank holding company level include the proceeds from the public issuance of unsecured debt and preferred stock, as well as dividends from our subsidiaries, particularly Discover Bank. Under periods of stress or at the discretion of our regulators, the bank holding company could lose access to one or both of those funding sources. In addition, federal statute and regulatory standards require that bank holding companies retain sufficient liquidity in order to serve as a source of financial strength for their banks and their banks' subsidiaries during periods of liquidity stress.
We utilize a measure called Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred dividend payments and debt service obligations using existing cash resources. At December 31, 2014, Discover Financial Services has sufficient cash resources to fund the dividend and debt service payments for at least the next 18 months, which exceeds current ALCO and board limits.
We structure our debt maturity schedule to minimize the amount of debt maturing at the bank holding company level within a short period of time. As of December 31, 2014, there is no upcoming debt maturity in 2015 or 2016 at the bank holding company level. Our ALCO and board of directors regularly review our compliance with our liquidity limits as a bank holding company, which are established in accordance with the liquidity risk appetite articulated by our board.
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
Under regulatory capital requirements adopted by the FDIC, the Federal Reserve and other bank regulatory agencies, Discover Financial Services, along with Discover Bank, must maintain minimum levels of capital. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial position and results. We must meet specific capital guidelines that involve quantitative measures of assets and liabilities as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are currently limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. At December 31, 2014, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
At December 31, 2014, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under the existing Basel I standards.
As discussed in “— Regulatory Environment and Developments — Capital, Liquidity and Funding,” we are subject to a common equity Tier 1 capital ratio requirement as of January 1, 2015. We currently disclose our Tier 1 common capital ratio as calculated under Basel I for our bank holding company, which is a regulatory capital measure widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. Since analysts and banking regulators may assess the quality and composition of our capital adequacy using this ratio, we believe it is useful to provide investors the ability to assess our capital adequacy on the same basis. Further, we believe that providing an estimate of capital position based on the Basel III final rules is important to complement the existing capital ratios and for comparability to other financial institutions. As of December 31, 2014, the Tier 1 common capital ratio calculated under Basel I and common equity Tier 1 capital ratio calculated under Basel III are not formally defined by U.S. GAAP or codified in the federal banking regulations, as such, they are considered to be non-GAAP financial measures. Other financial services companies may also disclose these ratios and definitions may vary, so we advise users of this information to exercise caution in comparing these ratios for different companies.
Our Tier 1 common capital ratio, as calculated under Basel I, decreased to 14.1% at December 31, 2014 from 14.3% at December 31, 2013. The decrease was driven by higher risk-weighted assets compared to the prior year.

The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to our Tier 1 common capital calculated under Basel I (dollars in millions):

	December 31, 2014	December 31, 2013
Total common stockholders’ equity	$10,574	$10,249
Less: Goodwill	(257)	(284)
Less: Intangible assets, net	(176)	(185)
Tangible common equity	10,141	9,780
Effect of certain items in accumulated other comprehensive income excluded from Tier 1 common capital	138	69
Total Tier 1 common capital (Basel I)	$10,279	$9,849

Risk-weighted assets (Basel I)(1)	$72,889	$68,649
Tier 1 common capital ratio (Basel I)	14.1%	14.3%

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

The following table provides a reconciliation of common equity Tier 1 capital and risk-weighted assets calculated under Basel III using the standardized approach to Tier 1 common capital and risk-weighted assets calculated under Basel I (dollars in millions):

December 31, 2014
Total Tier 1 common capital (Basel I)	$10,279
Add: Adjustments related to capital components(1)	26
Common equity Tier 1 capital (Basel III Final Rule)	$10,305

Risk-weighted assets (Basel III Final Rule)(2)	$73,315
Common equity Tier 1 capital ratio (Basel III Final Rule)	14.1%

(1)	Adjustments related to capital components include: deferred tax liabilities related to intangible assets and deduction for deferred tax assets.

(2)	Key differences under fully phased-in Basel III rules in the calculation of risk-weighted assets compared to Basel I include: higher risk weighting for past due loans and unfunded commitments.
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
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over the nine quarter planning horizon. In January 2015, we submitted our annual capital plan to the Federal Reserve under the Federal Reserve’s Comprehensive Capital Analysis and Review, or CCAR, program, which included planned dividends and share repurchases over the nine quarter planning horizon. In March 2014, we received non-objection from the Federal Reserve with respect to our proposed capital actions through March 31, 2015. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the Federal Reserve’s review and non-objection of the actions that we propose each year in our annual capital plan.
Also in March 2014, the Federal Reserve published the results of its annual supervisory stress tests for bank holding companies with $50 billion or more in total consolidated assets, including Discover Financial Services. At that same time, we published company-run stress test results for Discover Financial Services and Discover Bank. Discover Financial Services is required to publish company-run stress tests results in March and September each year in accordance with Federal Reserve rules and Discover Bank is required to publish company-run stress test results under FDIC rules. We published our mid-year stress test results in September 2014. The dates for publication of stress test results by Discover Financial Services and Discover Bank may differ after 2015 based on recently updated rules adopted by the Federal Reserve and the FDIC.
We recently declared a quarterly cash dividend on our common stock of $0.24 per share, payable on 2/19/15 to holders of record on 2/5/15, which is consistent with the dividend amount that we paid in each of the second, third and fourth quarters. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on 3/2/15 to holders of record on 2/13/15, which was the same amount paid on our preferred stock in each of the four quarters.
On April 16, 2014, our board of directors approved a two-year share repurchase program authorizing the repurchase of up to $3.2 billion of our outstanding shares of common stock. The program expires on April 15, 2016, and may be terminated at any time. This program replaced the prior $2.4 billion program, which had $1.0 billion of remaining authorization. During the calendar year ended December 31, 2014, we repurchased approximately 25 million shares, or 5%, of our outstanding common stock for $1.5 billion. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. Any share repurchases after March 31, 2015 will be subject to receiving Federal Reserve non-objection with respect to our proposed capital actions through June 30, 2016.
The amount and size of any future dividends and share repurchases will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our board of directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period, no dividend may be declared or paid or set aside for payment on our common stock. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent to which our banking subsidiaries can provide funds to us through dividends, loans or otherwise. Further, also noted above, current or future regulatory initiatives may require us to hold more capital in the future. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future. For more information, including conditions and limits on our ability to pay dividends and repurchase our stock, see "Business — Supervision and Regulation — Capital, Dividends and Share Repurchases," "Risk Factors — Credit, Market and Liquidity Risk — We may be limited in our ability to pay dividends on and repurchase our stock" and "— We are a holding company and depend on payments from our subsidiaries" and Note 17: Capital Adequacy to our consolidated financial statements.
Certain Off-Balance Sheet Arrangements
Guarantees
Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, or equity security of a guaranteed party, rate or index. Also included in guarantees are contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. Our guarantees relate to transactions processed on the Discover Network and certain transactions processed by PULSE and Diners Club. See Note 18: Commitments, Contingencies and Guarantees to our consolidated financial statements for further discussion regarding our guarantees.

Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations include deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities. Our future cash payments associated with our contractual obligations are summarized below (dollars in millions):

		Payments Due By Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	More Than Five Years
At December 31, 2014
Deposits(1)(2)	$46,089	$31,708	$9,093	$3,522	$1,766
Borrowings(3)	22,543	3,301	8,156	5,928	5,158
Capital lease obligations	1	1	—	—	—
Operating leases	111	16	28	22	45
Interest payments on fixed-rate debt	2,105	387	705	471	542
Purchase obligations(4)	801	453	269	79	—
Other liabilities(5)	229	51	42	33	103
Total contractual obligations	$71,879	$35,917	$18,293	$10,055	$7,614

(1)
Deposits do not include interest payments because payment amounts and timing cannot be reasonably estimated as certain deposit accounts have early withdrawal rights and the option to roll interest payments into the balance.

(2)	Deposits due in less than one year include deposits with indeterminate maturities.

(3)
See Note 9: Long-Term Borrowings to our consolidated financial statements for further discussion. Total future payment of interest charges for the floating-rate notes is estimated to be $714 million as of December 31, 2014, utilizing the current interest rates as of that date.

(4)
Purchase obligations for goods and services include payments under, among other things, consulting, outsourcing, data, advertising, sponsorship, software license, telecommunications agreements and global acceptance contracts. Purchase obligations also include payments under rewards program agreements with merchants. Purchase obligations at December 31, 2014 reflect the minimum purchase obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statement of financial condition.

(5)
Other liabilities include our expected future contributions to our pension plan, the contingent liability associated with our equity method securities and a commitment to purchase certain when-issued mortgage-backed securities under an agreement with the Delaware State Housing Authority as part of our community reinvestment initiatives.

As of December 31, 2014 our consolidated statement of financial condition reflects a liability for unrecognized tax benefits of $635 million, and approximately $135 million of accrued interest and penalties. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated income tax obligations about which there is uncertainty, as addressed in ASC Topic 740, Income Taxes (guidance formerly provided by FASB Interpretation No. 48), have been excluded from the contractual obligations table. See Note 15: Income Taxes to our consolidated financial statements for further information concerning our tax obligations.
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At December 31, 2014, our unused commitments were $169.2 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our consolidated financial statements.

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
Our interest rate risk management policies are designed to measure and manage the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects the mix of variable and fixed-rate assets. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, we may utilize interest rate derivative contracts, such as swap agreements, to achieve our objectives. Interest rate swap agreements effectively convert the underlying asset or liability from fixed to floating rate or from floating to fixed rate. See Note 21: Derivatives and Hedging Activities to our consolidated financial statements for information on our derivatives activity.
We use an interest rate sensitivity simulation to assess our interest rate risk exposure. For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12-month period from our reporting date, we assume that all interest rate sensitive assets and liabilities will be impacted by a hypothetical, immediate 100 basis point increase in interest rates relative to market consensus expectations as of the beginning of the period. The sensitivity is based upon the hypothetical assumption that all relevant types of interest rates that affect our results would increase instantaneously, simultaneously and to the same degree.
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may restrict our ability to increase the rates that we charge to customers for new loans. At December 31, 2014, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that vary with changes in a market-based index, such as Federal Funds or LIBOR, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at the fiscal period end but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, also are considered to be rate sensitive. For these fixed-rate liabilities, earnings sensitivity is measured from the expected maturity date.
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2014, we estimate that net interest income over the following 12-month period would increase by approximately $167 million, or 2%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2013, we estimated that net interest income over the following 12-month period would increase by approximately $136 million, or 2%. The increase in net interest income sensitivity is due to actions we have taken to position our balance sheet for future rate increases, which included swapping floating-rate borrowings to fixed-rate borrowings in the second and third quarters of 2014 calendar year. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further. Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior, and the overall growth and composition of the balance sheet. These assumptions are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented above. Our actual earnings are dependent on multiple factors including, but not limited to, the direction and timing of changes in interest rates the movement of short-term vs. long-term rates, balance sheet design, competitor actions which may affect pricing decisions in our loans and deposits, and strategic actions undertaken by management.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Discover Financial Services
Riverwoods, IL
We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition, and related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows as of and for the year ended December 31, 2014 of the Company and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements.
Chicago, Illinois
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Discover Financial Services
Riverwoods, IL
We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the calendar years ended December 31, 2014 and 2013, the fiscal year ended November 30, 2012, and the one-month period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Discover Financial Services at December 31, 2014 and 2013, and the results of their operations and their cash flows for the calendar years ended December 31, 2014 and 2013, the fiscal year ended November 30, 2012, and the one-month period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
Chicago, Illinois
February 25, 2015

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Financial Condition

	December 31,
	2014	2013
	(dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$7,284	$6,554
Restricted cash	106	182
Investment securities (includes $3,847 and $4,931 at fair value at December 31, 2014 and 2013, respectively)	3,949	4,991
Loan receivables:
Loan receivables (includes $122 and $148 at fair value at December 31, 2014 and 2013, respectively)	69,969	65,771
Allowance for loan losses	(1,746)	(1,648)
Net loan receivables	68,223	64,123
Premises and equipment, net	670	654
Goodwill	257	284
Intangible assets, net	176	185
Other assets	2,461	2,367
Total assets	$83,126	$79,340
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$45,792	$44,766
Non-interest bearing deposit accounts	297	193
Total deposits	46,089	44,959
Short-term borrowings	113	140
Long-term borrowings	22,544	20,474
Accrued expenses and other liabilities	3,246	2,958
Total liabilities	71,992	68,531
Commitments, contingencies and guarantees (Notes 15, 18, and 19)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 558,194,324 and 555,349,629 shares issued at December 31, 2014 and 2013, respectively	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued and outstanding and aggregate liquidation preference of $575 at December 31, 2014 and 2013, respectively	560	560
Additional paid-in capital	3,790	3,687
Retained earnings	11,467	9,611
Accumulated other comprehensive loss	(138)	(68)
Treasury stock, at cost; 109,006,038 and 83,105,578 shares at December 31, 2014 and 2013, respectively	(4,550)	(2,986)
Total stockholders’ equity	11,134	10,809
Total liabilities and stockholders’ equity	$83,126	$79,340

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

	December 31,
	2014	2013
	(dollars in millions)
Assets
Restricted cash	$102	$179
Loan receivables	$32,304	$33,360
Allowance for loan losses allocated to securitized loan receivables	$(833)	$(861)
Other assets	$37	$34
Liabilities
Long-term borrowings	$17,395	$16,986
Accrued expenses and other liabilities	$11	$9

See Notes to Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Income

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
	(dollars in millions, except per share amounts)
Interest income:
Credit card loans	$6,359	$5,978	$5,751	$510
Other loans	1,151	997	856	78
Investment securities	67	74	80	7
Other interest income	19	15	16	—
Total interest income	7,596	7,064	6,703	595
Interest expense:
Deposits	614	698	845	65
Short-term borrowings	2	3	1	—
Long-term borrowings	518	445	485	38
Total interest expense	1,134	1,146	1,331	103
Net interest income	6,462	5,918	5,372	492
Provision for loan losses	1,443	1,086	848	178
Net interest income after provision for loan losses	5,019	4,832	4,524	314
Other income:
Discount and interchange revenue, net	979	1,126	1,035	82
Protection products revenue	314	350	409	33
Loan fee income	334	320	325	29
Transaction processing revenue	182	192	218	18
Gain on investments	4	5	26	2
Gain on origination and sale of mortgage loans	81	144	105	17
Other income	121	169	163	19
Total other income	2,015	2,306	2,281	200
Other expense:
Employee compensation and benefits	1,242	1,164	1,048	87
Marketing and business development	735	717	603	51
Information processing and communications	346	333	289	25
Professional fees	450	410	432	34
Premises and equipment	92	82	76	8
Other expense	475	488	604	35
Total other expense	3,340	3,194	3,052	240
Income before income tax expense	3,694	3,944	3,753	274
Income tax expense	1,371	1,474	1,408	104
Net income	$2,323	$2,470	$2,345	$170
Net income allocated to common stockholders	$2,270	$2,414	$2,318	$168
Basic earnings per common share	$4.91	$4.97	$4.47	$0.34
Diluted earnings per common share	$4.90	$4.96	$4.46	$0.34

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Comprehensive Income

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
	(dollars in millions)
Net income	$2,323	$2,470	$2,345	$170
Other comprehensive (loss) income, net of taxes
Unrealized gain (loss) on available-for-sale investment securities, net of tax	4	(52)	19	(3)
Unrealized (loss) gain on cash flow hedges, net of tax	(20)	10	(4)	—
Unrealized pension plan (loss) gain, net of tax	(53)	45	(38)	6
Foreign currency translation adjustments, net of tax	(1)	1	—	—
Other comprehensive (loss) income	(70)	4	(23)	3
Comprehensive income	$2,253	$2,474	$2,322	$173

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
	(dollars in millions, shares in thousands)
Balance at November 30, 2011	—	$—	549,749	$5	$3,508	$5,243	$(52)	$(462)	$8,242
Net income	—	—	—	—	—	2,345	—	—	2,345
Other comprehensive loss	—	—	—	—	—	—	(23)	—	(23)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,216)	(1,216)
Common stock issued under employee benefit plans	—	—	54	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	3,246	—	83	—	—	—	83
Dividends — common stock ($0.40 per share)	—	—	—	—	—	(210)	—	—	(210)
Dividends — preferred stock ($8.13 per share)	—	—	—	—	—	(5)	—	—	(5)
Issuance of preferred stock, net of issuance costs	575	560	—	—	—	—	—	—	560
Balance at November 30, 2012	575	560	553,049	5	3,593	7,373	(75)	(1,678)	9,778
Net income	—	—	—	—	—	170	—	—	170
Other comprehensive income	—	—	—	—	—	—	3	—	3
Purchases of treasury stock	—	—	—	—	—	—	—	(12)	(12)
Common stock issued and stock-based compensation expense	—	—	302	—	5	—	—	—	5
Dividends — common stock ($0.14 per share)	—	—	—	—	—	(71)	—	—	(71)
Balance at December 31, 2012	575	560	553,351	5	3,598	7,472	(72)	(1,690)	9,873
Net income	—	—	—	—	—	2,470	—	—	2,470
Other comprehensive income	—	—	—	—	—	—	4	—	4
Purchases of treasury stock	—	—	—	—	—	—	—	(1,296)	(1,296)
Common stock issued under employee benefit plans	—	—	66	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	1,933	—	86	—	—	—	86
Dividends — common stock ($0.60 per share)	—	—	—	—	—	(294)	—	—	(294)
Dividends — preferred stock ($65.00 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance at December 31, 2013	575	560	555,350	5	3,687	9,611	(68)	(2,986)	10,809
Net income	—	—	—	—	—	2,323	—	—	2,323
Other comprehensive loss	—	—	—	—	—	—	(70)	—	(70)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,564)	(1,564)
Common stock issued under employee benefit plans	—	—	62	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	2,782	—	100	—	—	—	100
Dividends — common stock ($0.92 per share)	—	—	—	—	—	(430)	—	—	(430)
Dividends — preferred stock ($65.00 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance at December 31, 2014	575	$560	558,194	$5	$3,790	$11,467	$(138)	$(4,550)	$11,134

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Cash Flows

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
	(dollars in millions)
Cash flows from operating activities
Net income	$2,323	$2,470	$2,345	$170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,443	1,086	848	178
Deferred income taxes	(11)	322	146	(12)
Depreciation and amortization on premises and equipment	126	111	95	9
Amortization of deferred revenues	(214)	(193)	(204)	(16)
Other depreciation and amortization	243	223	172	15
Accretion of accretable yield on acquired loans	(260)	(272)	(303)	(24)
Gain on investments	(4)	(5)	(26)	(2)
Loss on equity method and other investments	29	18	11	1
Loss on premises and equipment	—	8	—	—
Gain on origination and sale of loans	(81)	(144)	(104)	(17)
Stock-based compensation expense	60	59	47	3
Elimination of credit card rewards program forfeitures	178	—	—	—
Impairment of goodwill	27	—	—	—
Loss on Diners Club Italy business held for sale	21	—	—	—
Proceeds from sale of mortgage loans originated for sale	2,811	4,160	1,798	378
Net principal disbursed on mortgage loans originated for sale	(2,700)	(3,805)	(2,021)	(392)
Changes in assets and liabilities:
Increase in other assets	(238)	(252)	(112)	(68)
Increase (decrease) in accrued expenses and other liabilities	73	(269)	349	(1)
Net cash provided by operating activities	3,826	3,517	3,041	222

Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	1,460	1,423	1,783	112
Purchases of available-for-sale investment securities	(390)	(325)	(1,816)	(132)
Maturities of held-to-maturity investment securities	10	29	11	1
Purchases of held-to-maturity investment securities	(53)	(2)	(51)	—
Proceeds from sale of student loans held for sale	—	—	269	—
Net principal disbursed on loans originated for investment	(5,095)	(3,915)	(4,085)	(1,599)
Purchases of loan receivables	—	(136)	(490)	(27)
Purchase of net assets of a business	—	—	(49)	—
Purchases of other investments	(60)	(114)	(65)	(4)
Proceeds from sale of other investments	—	—	—	17
Decrease (increase) in restricted cash	76	108	(1,057)	2,054
Proceeds from sale of premises and equipment	—	—	1	—
Purchases of premises and equipment	(145)	(231)	(144)	(13)
Net cash (used for) provided by investing activities	(4,197)	(3,163)	(5,693)	409

Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(27)	(231)	234	43
Proceeds from issuance of securitized debt	5,049	4,650	5,850	—
Maturities and repayment of securitized debt	(4,678)	(3,638)	(3,752)	(2,066)
Proceeds from issuance of other long-term borrowings	1,646	1,744	—	—
Repayment of long-term borrowings and bank notes	—	—	(13)	—
Payment of contingent consideration for purchase of net assets of a business, at fair value	—	(9)	—	—
Premium paid on debt exchange	—	—	(291)	—
Proceeds from issuance of common stock	5	13	26	2
Purchases of treasury stock	(1,564)	(1,296)	(1,216)	(12)
Net increase in deposits	1,137	2,782	2,539	65
Proceeds from issuance of preferred stock	—	—	560	—
Dividends paid on common and preferred stock	(467)	(399)	(209)	(5)
Net cash provided by (used for) financing activities	1,101	3,616	3,728	(1,973)
Net increase (decrease) in cash and cash equivalents	730	3,970	1,076	(1,342)
Cash and cash equivalents, at beginning of period	6,554	2,584	2,850	3,926
Cash and cash equivalents, at end of period	$7,284	$6,554	$3,926	$2,584

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$933	$975	$1,203	$81
Income taxes, net of income tax refunds	$1,388	$1,348	$1,301	$(1)
Non-cash investing and financing transactions:
Initial fair value of contingent consideration paid for purchase of net assets of a business	$—	$—	$8	$—
Assumption of debt by buyer related to loans sold	$—	$—	$425	$—

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Background and Basis of Presentation
Description of Business
Discover Financial Services (“DFS” or the “Company”) is a direct banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company provides direct banking products and services and payment services through its subsidiaries. The Company offers its customers credit card loans, private student loans, personal loans, home loans, home equity loans and deposit products. The Company also operates the Discover Network, the PULSE network (“PULSE”), and Diners Club International (“Diners Club”). The Discover Network processes transactions for Discover-branded credit cards and also provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
The Company’s business segments are Direct Banking and Payment Services. The Direct Banking segment includes consumer banking and lending products, specifically Discover-branded credit cards issued to individuals on the Discover Network and other consumer products and services, including private student loans, personal loans, home loans, home equity loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, the Company's credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.
The Payment Services segment includes PULSE, Diners Club and the Company’s Network Partners business, which provides payment transaction processing and settlement services on the Discover Network. This segment also includes the business operations of Diners Club Italy, which primarily consist of issuing Diners Club charge cards. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club.
Change in Fiscal Year End
On December 3, 2012, the Company's board of directors approved a change in the Company’s fiscal year end from November 30 to December 31 of each year. This fiscal year change was effective January 1, 2013. As a result of the change, the Company had a one month transition period in December 2012. The audited results for the one month ended December 31, 2012 are included in this report.
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
It is also the Company's policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as defined by GAAP. On this basis, the Company consolidates the Discover Card Master Trust I and the Discover Card Execution Note Trust as well as three student loan securitization trusts acquired in 2010. The Company is deemed to be the primary beneficiary of each of these trusts since it is, for each, the trust servicer and the holder of both the residual interest and the majority of the most subordinated interests. Because of those involvements, the Company has, for each trust, i) the power to direct the activities that most significantly impact the economic performance of the trust, and ii) the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. The Company has determined that it was not the primary beneficiary of any other variable interest entity during the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 or one month ended December 31, 2012.
For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. The Company also applies the equity method to its investments in qualified affordable housing projects and similar tax credit partnerships. In cases where the Company's equity investment is less than 20% and significant influence does not exist, such investments are carried at cost.
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

2.	Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents is defined by the Company as cash on deposit with banks, including time deposits and other highly liquid investments, with maturities of 90 days or less when purchased. Cash and cash equivalents included $846 million and $719 million of cash and due from banks and $6.4 billion and $5.8 billion of interest-earning deposits in other banks at December 31, 2014 and 2013, respectively.

Restricted Cash
Restricted cash includes cash for which the Company's ability to withdraw funds at any time is contractually limited. Restricted cash is generally designated for specific purposes arising out of certain contractual or other obligations.
Investment Securities
At December 31, 2014, investment securities consisted of U.S. Treasury and U.S. government agency obligations, mortgage-backed securities issued by government agencies and debt instruments issued by states and political subdivisions of states. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income included in stockholders' equity. The Company estimates the fair value of available-for-sale investment securities as more fully discussed in Note 20: Fair Value Measurements and Disclosures. The amortized cost for each held-to-maturity and available-for-sale investment security is adjusted for amortization of premiums or accretion of discounts, as appropriate. Such amortization or accretion is included in interest income. The Company evaluates its unrealized loss positions for other-than-temporary impairment in accordance with GAAP applicable for investments in debt and equity securities. Realized gains and losses and the credit loss portion of other-than-temporary impairments related to investment securities are determined at the individual security level and are reported in other income.
Loan Receivables
Loan receivables consist of credit card receivables, other loans and purchased credit-impaired ("PCI") loans. Loan receivables also include unamortized net deferred loan origination fees and costs (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”). Credit card loan receivables are reported at their principal amounts outstanding and include uncollected billed interest and fees and are reduced for unearned revenue related to balance transfer fees (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”). Other loans consist of student loans, personal loans, mortgage loans held for sale and other loans and are reported at their principal amounts outstanding. With the exception of mortgages, the Company's loan receivables are deemed to be held for investment at origination or acquisition because management has the intent and ability to hold them for the foreseeable future.
Cash flows associated with loans that are originated or acquired with the intent to sell are included in cash flows from operating activities. Cash flows associated with loans originated or acquired for investment are classified as cash flows from investing activities, regardless of a subsequent change in intent.
Purchased Credit-Impaired Loans
PCI loans are loans acquired at prices which reflected a discount related to deterioration in individual loan credit quality since origination. The Company's PCI loans are comprised entirely of acquired private student loans.
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
Allowance for Loan Losses
The Company maintains an allowance for loan losses at a level that is appropriate to absorb probable losses inherent in the loan portfolio. The estimate of probable incurred losses considers uncollectible principal, interest and fees reflected in the loan receivables. The allowance is evaluated monthly for appropriateness and is maintained through an adjustment to the provision for loan losses. Charge-offs of principal amounts of loans outstanding are deducted from the allowance and subsequent recoveries of such amounts increase the allowance. Charge-offs of loan balances representing unpaid interest and fees result in a reversal of interest and fee income, respectively, which is effectively a reclassification of provision of loan losses (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”).
The Company calculates its allowance for loan losses by estimating probable losses separately for classes of the loan portfolio with similar loan characteristics, which generally results in segmenting the portfolio by loan product type.
The Company bases its allowance for loan loss on several analyses that help estimate incurred losses as of the balance sheet date. While the Company's estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. For substantially all of its loan receivables, the Company uses a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The Company uses other analyses to estimate losses incurred on non-delinquent accounts. The considerations in these analyses include past and current loan performance, loan seasoning and growth, current risk management practices, account collection strategies, economic conditions, bankruptcy filings, policy changes and forecasting uncertainties. For the majority of its portfolio, the Company estimates its allowance for loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest and/or certain loans that have defaulted from a loan modification program.
As part of certain collection strategies, the Company may modify the terms of loans to customers experiencing financial hardship. Temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on student loans and certain grants of student loan forbearance are accounted for as troubled debt restructurings. With respect to student loans, the Company does not anticipate significant shortfalls in collections on the contractual amounts due from borrowers using a first hardship forbearance period as the historical performance of these borrowers is not significantly different from the overall portfolio. However, when a borrower is 30 or more days delinquent and granted a second hardship forbearance period, the forbearance is considered a troubled debt restructuring.
Loan receivables, other than PCI loans, that have been modified under a troubled debt restructuring are evaluated separately from the pools of receivables that are subject to the collective analyses described above. Loan receivables modified in a troubled debt restructuring are recorded at their present values with impairment measured as the difference between the loan balance and the discounted present value of cash flows expected to be collected. Consistent with the Company's measurement of impairment of modified loans on a pooled basis, the discount rate used for credit card loans in internal programs is the average current annual percentage rate applied to non-impaired credit card loans, which approximates what would have applied to the pool of modified loans prior to impairment. The discount rate used for credit card loans in external programs reflects a rate that is consistent with rates offered to cardmembers not in a program that have similar risk characteristics. For student and personal loans, the discount rate used is the average contractual rate prior to modification. Changes in the present value are recorded in the provision for loan losses. All of the Company's troubled debt restructurings, which are evaluated collectively on an aggregated (by loan type) basis, have a related allowance for loan losses.
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
Purchased software and capitalized costs related to internally developed software are amortized over their useful lives of three to ten years. Costs incurred during the application development stage related to internally developed software are capitalized. Costs are expensed as incurred during the preliminary project stage and post implementation stage. Once the capitalization criteria as defined in GAAP have been met, external direct costs incurred for materials and services used in developing or obtaining internal-use computer software and payroll and payroll-related costs for employees who are directly associated with the internal-use computer software project (to the extent those employees devoted time directly to the project) are capitalized. Amortization of capitalized costs begins when the software is ready for its intended use. Capitalized software is included in premises and equipment, net in the Company's consolidated statements of financial condition. See Note 6: Premises and Equipment for further information about the Company's premises and equipment.
Goodwill
Goodwill is recorded as part of the Company's acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company's goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level annually as of October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's reported goodwill relates to PULSE, acquired in 2005, and to the Home Loan Center mortgage origination business acquired in 2012. The Company's goodwill impairment analysis is a two-step test. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds its carrying value including goodwill, goodwill is not impaired. If the carrying value including goodwill exceeds its fair value, goodwill is potentially impaired and the second step of the test becomes necessary. In the second step, the implied fair value of goodwill is derived and compared to the carrying amount of goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the fair values of all identifiable assets less the liabilities associated with the reporting unit. If the carrying value of goodwill allocated to the reporting unit exceeds its implied fair value, an impairment charge is recorded for the excess. The Company conducted its annual goodwill impairment test as of October 1, 2014, which resulted in the recognition of non-cash impairment charge of $27 million during the three months ended December 31, 2014 related to the Discover Home Loans business. The impairment charge was recorded in the other expense line as a component of total other expense in the accompanying consolidated and combined statements of income and within the Direct Banking segment. See Note 7: Goodwill and Intangible Assets for further details concerning the goodwill impairment charge.
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
In connection with the change in date of the annual goodwill impairment test, the Company performed a goodwill impairment test on October 1, 2013. This change did not delay, accelerate, or avoid a goodwill impairment charge. The goodwill impairment tests on June 1, 2013 and October 1, 2013 were performed such that a period greater than 12 months did not elapse between test dates. The change in the annual goodwill impairment testing date was applied prospectively beginning on October 1, 2013 and had no effect on the consolidated financial statements. This change was not applied retrospectively as it is impracticable to do so because retrospective application would have required the application of significant estimates and assumptions without the use of hindsight.
Intangible Assets
The Company's identifiable intangible assets consist of both amortizable and non-amortizable intangible assets. The Company's amortizable intangible assets consist primarily of acquired customer relationships and certain trade name intangibles. All of the Company's amortizable intangible assets are carried at net book value and are amortized over their estimated useful lives. The amortization periods approximate the periods over which the Company expects to generate future net cash inflows from the use of these assets. The Company's policy is to amortize intangibles in a manner that reflects the pattern in which the projected net cash inflows to the Company are expected to occur, where such pattern can be reasonably determined, as opposed to the straight-line basis. This method of amortization typically results in a greater portion of the intangible asset being amortized in the earlier years of its useful life.
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
The Company's non-amortizable intangible assets consist of the international transaction processing rights and brand-related intangibles included in the acquisition of Diners Club as well as the trade names acquired in The Student Loan Corporation acquisition. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. All of the Company's non-amortizable intangible assets are subject to a test for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As required by GAAP, if the carrying value of a non-amortizable intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings. No impairment charges were identified during the impairment test conducted at October 1, 2014. In contrast to amortizable intangibles, there is no test for recoverability associated with the impairment test for non-amortizable intangible assets.

During the fourth quarter of 2013, the Company changed the date of its annual impairment test for non-amortizable intangible assets from June 1 to October 1 to coincide with the change in the Company's goodwill impairment test date. The Company performed impairment tests at June 1, 2013 and October 1, 2013, and as such a period greater than 12 months did not elapse between test dates.
Stock-based Compensation
The Company measures the cost of employee services received in exchange for an award of stock-based compensation based on the grant-date fair value of the award. The cost is recognized over the requisite service period, except for awards granted to retirement-eligible employees, which are fully expensed on the grant date. No compensation cost is recognized for awards that are subsequently forfeited.
Advertising Costs
The Company expenses television advertising costs in the period in which the advertising is first aired and all other advertising costs as incurred. Advertising costs are recorded in marketing and business development and were $194 million, $208 million, $172 million and $17 million for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012, respectively.
Income Taxes
Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recognized when their realization is determined to be more likely than not. Uncertain tax positions are measured at the highest amount of tax benefit for which realization is judged to be more likely than not. Tax benefits that do not meet these criteria are unrecognized tax benefits. See Note 15: Income Taxes for more information about the Company's income taxes.
Financial Instruments Used for Asset and Liability Management
The Company utilizes derivative financial instruments to manage its various exposures to changes in fair value of certain assets and liabilities, variability in future cash flows arising from changes in interest rates, or other types of forecasted transactions, and changes in foreign exchange rates. All derivatives are carried at their estimated fair values on the Company’s consolidated statements of financial condition. Derivatives having gross positive fair values, inclusive of net accrued interest receipts or payments, are recorded in other assets. Derivatives with gross negative fair values, inclusive of net accrued interest payments or receipts, are recorded in accrued expenses and other liabilities. The methodologies used to estimate the fair values of these derivative financial instruments are described in Note 20: Fair Value Measurements and Disclosures. Collateral receivable or payable amounts associated with derivatives are not offset against the fair value of these derivatives, but are recorded separately in other assets or deposits, respectively.
Certain of these instruments are designated and qualify for hedge accounting. A hedge is deemed effective to the extent that the change in fair value, cash flow, or net investment of the hedged item is offset by changes in the hedging instrument. If the change in the hedging instrument is more or less than the change in fair value, cash flow, or net investment of the hedged item, the difference is referred to as the ineffective portion of the hedge. Under cash flow hedge accounting, the effective portion of the change in the fair value of these derivative instruments is recognized in other comprehensive income. The change in fair value of these derivative instruments relating to the ineffective portion is recognized immediately in other income. Amounts accumulated in other comprehensive income are reclassified to earnings in the period during which the hedged items affect income. For a net investment hedge, the effective portion of changes in the fair value of the derivatives is reported in other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated. Under fair value hedge accounting, changes in both (i) the fair values of the derivative instruments and (ii) the fair values of the hedged items relating to the risks being hedged, including net differences, if any (i.e., ineffectiveness), are recorded in interest expense. Certain other derivatives are not designated as hedges or do not qualify for hedge accounting; changes in the fair value of these derivatives are recorded in other income. These transactions are discussed in more detail in Note 21: Derivatives and Hedging Activities.

Accumulated Other Comprehensive Income
The Company records unrealized gains and losses on available-for-sale securities, changes in the fair value of cash flow hedges, and certain pension and foreign currency translation adjustments in other comprehensive income ("OCI") on an after-tax basis where applicable. Details of other comprehensive income, net of tax, are presented in the statement of comprehensive income, and a rollforward of accumulated other comprehensive income ("AOCI") is presented in the statement of changes in stockholders' equity and Note 13: Accumulated Other Comprehensive Income.
Significant Revenue Recognition Accounting Policies
Loan Interest and Fee Income
Interest on loans is comprised largely of interest on credit card loans and is recognized based upon the amount of loans outstanding and their contractual interest rate. Interest on credit card loans is included in loan receivables when billed to the customer. The Company accrues unbilled interest revenue each month from a customer's billing cycle date to the end of the month. The Company applies an estimate of the percentage of loans that will revolve in the next cycle in the estimation of the accrued unbilled portion of interest revenue that is included in accrued interest receivable on the consolidated statements of financial condition. Interest on other loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable, which is included in other assets, in the consolidated statements of financial condition. Interest related to purchased credit-impaired loans is discussed in Note 4: Loan Receivables.
The Company recognizes fees (except annual fees, balance transfer fees and certain product fees) on loan receivables in interest income or loan fee income as the fees are assessed. Annual fees, balance transfer fees and certain product fees are recognized in interest income or loan fee income ratably over the periods to which they relate. Balance transfer fees are accreted to interest income over the life of the related balance. As of December 31, 2014 and 2013, deferred revenues related to balance transfer fees, recorded as a reduction of loan receivables, were $40 million and $37 million, respectively. Loan fee income consists of fees on credit card loans and includes annual, late, returned check, cash advance and other miscellaneous fees and is reflected net of waivers and charge-offs.
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one year period and recorded in interest income from credit card loans. Direct loan origination costs on other loan receivables are deferred and amortized over the life of the loan using the interest method and are recorded in interest income from other loans. As of December 31, 2014 and 2013, the remaining unamortized deferred costs related to loan origination were $63 million and $43 million, respectively, and were recorded in loan receivables.
The Company accrues interest and fees on loan receivables until the loans are paid or charged off, except in instances of customer bankruptcy, death or fraud, where no further interest and fee accruals occur following notification. Credit card and closed-end consumer loan receivables are placed on non-accrual status upon receipt of notification of the bankruptcy or death of a customer or suspected fraudulent activity on an account. Upon completion of the fraud investigation, non-fraudulent credit card and closed-end consumer loan receivables may resume accruing interest. Payments received on non-accrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. When loan receivables are charged off, unpaid accrued interest and fees are reversed against the income line items in which they were originally recorded in the consolidated statements of income. Charge-offs and recoveries of amounts which relate to capitalized interest on student loans are treated as principal charge-offs and recoveries, affecting the provision for loan losses rather than interest income. The Company considers uncollectible interest and fee revenues in assessing the adequacy of the allowance for loan losses.
Interest income from loans individually evaluated for impairment, including loans accounted for as troubled debt restructurings, is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs.
Discount and Interchange Revenue
The Company earns discount revenue from fees charged to merchants with whom the Company has entered into card acceptance agreements for processing credit card purchase transactions. The Company earns acquirer interchange revenue from merchant acquirers on all Discover Network, Diners Club and PULSE transactions made by credit and debit cardholders at merchants with whom merchant acquirers have entered into card acceptance agreements for processing payment card transactions. The Company pays issuer interchange to network partners who have entered into contractual arrangements to issue cards on the Company's networks as compensation for risk and other operating costs. The discount revenue or acquirer interchange is recognized as revenue, net of any associated issuer interchange cost, at the time the transaction is captured.
Customer Rewards
The Company offers its customers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain customers a reward equal to a percentage of their credit card purchase amounts based on the type and volume of the customer's purchases. The liability for customer rewards, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition, is recorded on an individual customer basis and is accumulated as qualified customers earn rewards through their ongoing credit card purchase activity or other defined actions. In the fourth quarter of 2014, the Company eliminated forfeiture of rewards, which was communicated to its customers. This resulted in a one-time expense of $178 million due to the reversal of the Company's current estimate for customer rewards forfeiture, a contra-liability account. Previously, in determining the appropriate liability for customer rewards, the Company estimated forfeitures of rewards accumulated but not redeemed based on historical account closure and charge-off experience, actual customer credit card purchase activity and the terms of the rewards program. The Company recognizes customer rewards costs as a reduction of the related revenue, if any. In instances where a reward is not associated with a revenue-generating transaction, such as when a reward is given for opening an account, the reward cost is recorded as an operating expense. For the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012, rewards costs, adjusted for estimated forfeitures, if any, amounted to $1.4 billion, $1.0 billion, $1.0 billion and $123 million, respectively. At December 31, 2014 and 2013, the liability for customer rewards, adjusted for estimated forfeitures, was $1.4 billion and $1.1 billion, respectively, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition.
Protection Products
The Company earns revenue related to fees received for marketing products or services that are ancillary to the Company's credit card and personal loans to its customers, including payment protection products and identity theft protection services. The amount of revenue recorded is based on the terms of the agreements and contracts with the third parties that provide these services. The Company recognizes this income over the customer agreement or contract period as earned.
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
Incentive Payments
The Company makes certain incentive payments under contractual arrangements with financial institutions, Diners Club licensees, merchants, acquirers and certain other customers. These payments are generally classified as contra-revenue unless a specifically identifiable benefit is received by the Company in consideration for the payment and the fair value of such benefit can be reasonably estimated. If no such benefit is identified, then the entire payment is classified as contra-revenue, and included in other income in the consolidated statements of income in the line item where the related revenues are recorded. If the payment gives rise to an asset because it is expected to directly or indirectly contribute to future net cash inflows, it is deferred and recognized over the expected benefit period. The unamortized portion of the deferred incentive payments included in other assets on the consolidated statements of financial condition was $22 million and $23 million at December 31, 2014 and 2013, respectively.

3.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	December 31,			November 30, 2012
	2014	2013	2012
U.S. Treasury securities(1)	$1,330	$2,058	$2,460	$2,463
U.S. government agency securities	1,033	1,561	2,233	2,237
States and political subdivisions of states	10	15	34	34
Other securities:
Credit card asset-backed securities of other issuers	—	6	151	159
Corporate debt securities(2)	—	—	—	75
Residential mortgage-backed securities - Agency(3)	1,576	1,351	1,354	1,253
Total other securities	1,576	1,357	1,505	1,487
Total investment securities	$3,949	$4,991	$6,232	$6,221

(1)	Includes $16 million and $9 million of U.S. Treasury securities pledged as swap collateral in lieu of cash as of December 31, 2014 and 2013, respectively.

(2)	Amount represents corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

(3)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2014
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$1,317	$12	$—	$1,329
U.S. government agency securities	1,021	12	—	1,033
Residential mortgage-backed securities - Agency	1,473	13	(1)	1,485
Total available-for-sale investment securities	$3,811	$37	$(1)	$3,847
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	10	—	—	10
Residential mortgage-backed securities - Agency(4)	91	2	—	93
Total held-to-maturity investment securities	$102	$2	$—	$104

At December 31, 2013
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$2,030	$27	$—	$2,057
U.S. government agency securities	1,535	26	—	1,561
Credit card asset-backed securities of other issuers	6	—	—	6
Residential mortgage-backed securities - Agency	1,329	—	(22)	1,307
Total available-for-sale investment securities	$4,900	$53	$(22)	$4,931
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	15	—	(1)	14
Residential mortgage-backed securities - Agency(4)	44	—	(1)	43
Total held-to-maturity investment securities	$60	$—	$(2)	$58

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	8	$97	$—	$225	$(1)

December 31, 2013
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	23	$1,097	$(20)	$48	$(2)
Held-to-Maturity Investment Securities
State and political subdivisions of states	4	$8	$(1)	$3	$—
Residential mortgage-backed securities - Agency	2	$40	$(1)	$—	$—

There were no gains or losses related to other-than-temporary impairments during the calendar years ended December 31, 2014 and 2013, the fiscal year ended November 30, 2012 or the one month ended December 31, 2012.
The following table provides information about proceeds related to maturities and redemptions of investment securities and proceeds from sales, recognized gains and losses and net unrealized gains and losses on available-for-sale securities (dollars in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
Proceeds related to maturities or redemptions of investment securities	$250	$733	$1,795	$113
Proceeds from the sales of available-for-sale investment securities	$1,220	$719	$—	$—
Gains on sales of available-for-sale investment securities	$4	$2	$—	$—
Net unrealized gains (losses) recorded in other comprehensive income, before tax	$5	$(82)	$30	$(5)
Net unrealized gains (losses) recorded in other comprehensive income, after tax	$4	$(52)	$19	$(3)

Maturities and weighted-average yields of available-for-sale debt securities and held-to-maturity debt securities are provided in the tables below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At December 31, 2014
Available-for-Sale—Amortized Cost
U.S. Treasury securities	$716	$601	$—	$—	$1,317
U.S. government agency securities	525	496	—	—	1,021
Residential mortgage-backed securities - Agency	—	—	493	980	1,473
Total available-for-sale investment securities	$1,241	$1,097	$493	$980	$3,811

Held-to-Maturity—Amortized Cost
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	10	10
Residential mortgage-backed securities - Agency	—	—	—	91	91
Total held-to-maturity investment securities	$1	$—	$—	$101	$102

Available-for-Sale—Fair Values
U.S. Treasury securities	$721	$608	$—	$—	$1,329
U.S. government agency securities	530	503	—	—	1,033
Residential mortgage-backed securities - Agency	—	—	495	990	1,485
Total available-for-sale investment securities	$1,251	$1,111	$495	$990	$3,847

Held-to-Maturity—Fair Values
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	10	10
Residential mortgage-backed securities - Agency	—	—	—	93	93
Total held-to-maturity investment securities	$1	$—	$—	$103	$104

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At December 31, 2014
Available-for-Sale—Weighted-Average Yields(1)
U.S Treasury securities	1.52%	1.37%	—%	—%	1.45%
U.S government agency securities	1.90%	1.53%	—%	—%	1.72%
Residential mortgage-backed securities - Agency	—%	—%	1.53%	2.05%	1.88%
Total available-for-sale investment securities	1.68%	1.44%	1.53%	2.05%	1.69%

Held-to-Maturity—Weighted-Average Yields
U.S. Treasury securities	0.07%	—%	—%	—%	0.07%
State and political subdivisions of states	4.27%	—%	—%	4.69%	4.68%
Residential mortgage-backed securities	—%	—%	—%	2.80%	2.80%
Total held-to-maturity investment securities	0.89%	—%	—%	2.99%	2.98%

(1)	The weighted-average yield for available-for-sale investment securities is calculated based on the amortized cost.

The following table presents interest on investment securities (dollars in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
Taxable interest	$66	$73	$78	$7
Tax exempt interest	1	1	2	—
Total income from investment securities	$67	$74	$80	$7

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting, and are recorded within other assets, and the related commitment for future investments is recorded in accrued expenses and other liabilities within the statement of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the consolidated statement of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of December 31, 2014 and 2013, the Company had outstanding investments in these entities of $325 million and $308 million, respectively, and related contingent liabilities of $51 million and $52 million, respectively.

4.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI student loans.
The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	December 31,
	2014	2013
Loan receivables:
Credit card loans(1)	$56,128	$53,150
Other loans:
Personal loans	5,007	4,191
Private student loans	4,850	3,969
Mortgage loans held for sale(2)	122	148
Other(3)	202	135
Total other loans	10,181	8,443
Purchased credit-impaired loans(4)	3,660	4,178
Total loan receivables	69,969	65,771
Allowance for loan losses	(1,746)	(1,648)
Net loan receivables	$68,223	$64,123

(1)
Amounts include $21.7 billion and $20.2 billion underlying investors’ interest in trust debt at December 31, 2014 and 2013, respectively, and $8.6 billion and $10.9 billion in seller's interest at December 31, 2014 and 2013, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for further information.

(2)	Substantially all mortgage loans held for sale are pledged as collateral against the warehouse line of credit used to fund consumer residential loans.

(3)	Other includes home equity loans.

(4)
Amounts include $2.0 billion and $2.2 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at December 31, 2014 and 2013, respectively. See Note 5: Credit Card and Student Loan Securitization Activities.

Credit Quality Indicators
The Company regularly reviews its collection experience (including delinquencies and net charge-offs) in determining its allowance for loan losses. Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for mortgage loans held for sale and PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At December 31, 2014
Credit card loans(2)	$491	$480	$971	$442	$157
Other loans:
Personal loans(3)	29	11	40	10	5
Private student loans (excluding PCI)(4)	62	25	87	25	—
Other	1	1	2	—	21
Total other loans (excluding PCI)	92	37	129	35	26
Total loan receivables (excluding PCI)	$583	$517	$1,100	$477	$183

At December 31, 2013
Credit card loans(2)	$465	$447	$912	$408	$155
Other loans:
Personal loans(3)	21	8	29	8	5
Private student loans (excluding PCI)(4)	48	18	66	18	—
Other	1	2	3	—	40
Total other loans (excluding PCI)	70	28	98	26	45
Total loan receivables (excluding PCI)	$535	$475	$1,010	$434	$200

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $27 million, $29 million, $32 million and $3 million for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)
Credit card loans that are 90 or more days delinquent and accruing interest include $43 million and $41 million of loans accounted for as troubled debt restructurings at December 31, 2014 and 2013, respectively.

(3)
Personal loans that are 90 or more days delinquent and accruing interest include $3 million and $2 million of loans accounted for as troubled debt restructurings at both December 31, 2014 and 2013, respectively.

(4)
Private student loans that are 90 or more days delinquent and accruing interest include $5 million and $3 million of loans accounted for as troubled debt restructurings at December 31, 2014 and 2013, respectively.

Net Charge-offs
Information related to the net charge-offs in the Company’s loan portfolio is shown below by each class of loan receivables except for mortgage loans held for sale and PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	For the Calendar Years Ended December 31,				For the Fiscal Year Ended November 30, 2012		For the One Month Ended December 31, 2012
	2014		2013
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans	$1,191	2.27%	$1,100	2.21%	$1,240	2.62%	$106	2.47%
Other loans:
Personal loans	94	2.04%	79	2.13%	69	2.33%	7	2.52%
Private student loans (excluding PCI)	57	1.29%	46	1.30%	19	0.73%	2	0.81%
Other	3	0.76%	1	1.96%	—	0.10%	—	—%
Total other loans (excluding PCI)	154	1.63%	126	1.67%	88	1.52%	9	1.61%
Net charge-offs as a percentage of total loans (excluding PCI)	$1,345	2.17%	$1,226	2.14%	$1,328	2.50%	$115	2.37%
Net charge-offs as a percentage of total loans (including PCI)	$1,345	2.04%	$1,226	1.98%	$1,328	2.29%	$115	2.19%

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
The following table provides the most recent FICO scores available for the Company’s customers as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
At December 31, 2014
Credit card loans	83%	17%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

At December 31, 2013
Credit card loans	83%	17%
Personal loans	97%	3%
Private student loans (excluding PCI)(1)	95%	5%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At December 31, 2014 and 2013, there were $49 million and $110 million of private student loans, including PCI, in forbearance, respectively. In addition, at December 31, 2014 and 2013, there were 0.8% and 1.9% of private student loans in forbearance as a percentage of student loans in repayment and forbearance, respectively. At December 31, 2014, the dollar amount of loans in forbearance and loans in forbearance as a percentage of private student loans in repayment and forbearance were lower due to the implementation of temporary reduced payment programs, which normally consist of a reduction of the minimum payment for a period of no longer than 12 months at a time. Loans in these programs are not considered to be in forbearance.
Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses for the periods presented (dollars in millions):

	For the Calendar Year Ended December 31, 2014
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions:
Provision for loan losses	1,259	102	79	3	1,443
Deductions:
Charge-offs	(1,636)	(105)	(62)	(3)	(1,806)
Recoveries	445	11	5	—	461
Net charge-offs	(1,191)	(94)	(57)	(3)	(1,345)
Balance at end of period	$1,474	$120	$135	$17	$1,746

	For the Calendar Year Ended December 31, 2013
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions:
Provision for loan losses	893	92	84	17	1,086
Deductions:
Charge-offs	(1,604)	(86)	(48)	(1)	(1,739)
Recoveries	504	7	2	—	513
Net charge-offs	(1,100)	(79)	(46)	(1)	(1,226)
Balance at end of period	$1,406	$112	$113	$17	$1,648

	For the One Month Ended December 31, 2012
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$97	$73	$1	$1,725
Additions:
Provision for loan losses	165	9	4	—	178
Deductions:
Charge-offs	(146)	(8)	(2)	—	(156)
Recoveries	40	1	—	—	41
Net charge-offs	(106)	(7)	(2)	—	(115)
Balance at end of period	$1,613	$99	$75	$1	$1,788

The following tables provide changes in the Company’s allowance for loan losses for the periods presented (dollars in millions):

	For the Fiscal Year Ended November 30, 2012
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,070	$82	$53	$—	$2,205
Additions:
Provision for loan losses	724	84	39	1	848
Deductions:
Charge-offs	(1,817)	(73)	(19)	—	(1,909)
Recoveries	577	4	—	—	581
Net charge-offs	(1,240)	(69)	(19)	—	(1,328)
Balance at end of period	$1,554	$97	$73	$1	$1,725

(1)	Includes both PCI and non-PCI private student loans.
Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the tables above. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$283	$280	$345	$26
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$69	$59	$67	$5

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(3)	Other Loans(4)	Total
At December 31, 2014
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,314	$114	$96	$1	$1,525
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	160	6	11	16	193
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Total allowance for loan losses	$1,474	$120	$135	$17	$1,746
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$55,091	$4,952	$4,812	$142	$64,997
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,037	55	38	60	1,190
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	3,660	—	3,660
Total recorded investment	$56,128	$5,007	$8,510	$202	$69,847

At December 31, 2013
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,218	$109	$76	$1	$1,404
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	188	3	9	16	216
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Total allowance for loan losses	$1,406	$112	$113	$17	$1,648
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$52,027	$4,160	$3,941	$56	$60,184
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,123	31	28	79	1,261
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	4,178	—	4,178
Total recorded investment	$53,150	$4,191	$8,147	$135	$65,623

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

(2)
The unpaid principal balance of credit card loans was $878 million and $900 million at December 31, 2014 and 2013 respectively. The unpaid principal balance of personal loans was $54 million and $31 million at December 31, 2014 and 2013, respectively. The unpaid principal balance of student loans was $37 million and $26 million at December 31, 2014 and 2013, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

(3)	Includes both PCI and non-PCI private student loans.

(4)	Excludes mortgage loans held for sale. Certain other loans, including non-performing Diners Club licensee loans, are individually evaluated for impairment.
Troubled Debt Restructurings
The Company has internal loan modification programs that provide relief to credit card, personal loan and student loan borrowers who are experiencing financial hardship. The internal loan modification programs include both temporary and permanent programs which vary by product. External loan modification programs are also available for credit card and personal loans. Temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on student loans and certain grants of student loan forbearance, are considered to be individually impaired. In addition, loans that defaulted or graduated from modification programs or forbearance are considered to be individually impaired. As a result, the above mentioned loans are accounted for as troubled debt restructurings.
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
To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance periods of up to 12 months over the life of the loan. The Company does not anticipate significant shortfalls in the contractual amount due for borrowers using a first hardship forbearance period as the historical performance of these borrowers is not significantly different from the overall portfolio. However, when a borrower is 30 or more days delinquent and granted a second hardship forbearance period, the forbearance is considered a troubled debt restructuring. In addition, the Company offers temporary reduced payment programs, which normally consist of a reduction of the minimum payment for a period of no longer than 12 months. When a student loan borrower is enrolled in a temporary reduced payment program for 12 months or fewer over the life of the loan, the modification is not considered a troubled debt restructuring. No loans have been in a temporary modification program for greater than 12 months.
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

Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Calendar Year Ended December 31, 2014
Credit card loans
Modified credit card loans(3)	$252	$45	$3
Internal programs	$452	$12	$61
External programs	$365	$27	$13
Personal loans	$48	$5	$1
Private student loans(4)	$32	$3	N/A

For the Calendar Year Ended December 31, 2013
Credit card loans
Modified credit card loans(3)	$269	$49	$3
Internal programs	$468	$9	$66
External programs	$463	$36	$11
Personal loans	$26	$3	$1
Private student loans(4)	$22	$2	N/A

For the Fiscal Year Ended November 30, 2012
Credit card loans
Modified credit card loans(3)	$255	$48	N/A
Internal programs	$557	$17	$73
External programs	$603	$51	$9
Personal loans	$16	$2	N/A
Private student loans(4)	$10	$1	N/A

For the One Month Ended December 31, 2012
Credit card loans
Modified credit card loans(3)	$281	$4	$—
Internal programs	$509	$1	$6
External programs	$530	$4	$1
Personal loans	$21	$—	N/A
Private student loans(4)	$16	$—	N/A

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

(4)	Student loan customers who have been granted a forbearance or loan modification classified as a TDR have not been given interest rate reductions.
In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012, the Company quantified the amount by which interest and fees were reduced during the periods. During the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012, the Company forgave approximately $42 million, $40 million, $44 million and $3 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.
The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Calendar Years Ended December 31,				For the Fiscal Year Ended November 30, 2012		For the One Month Ended December 31, 2012
	2014		2013
	Number of Accounts	Balances	Number of Accounts	Balances	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card:
Internal programs	48,041	$316	40,653	$256	50,946	$345	3,078	$19
External programs	32,443	$169	35,020	$189	40,530	$227	2,614	$14
Personal loans	3,528	$42	2,178	$27	1,555	$20	120	$2
Private student loans	1,453	$21	877	$17	470	$11	60	$2

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Calendar Years Ended December 31,				For the Fiscal Year Ended November 30, 2012		For the One Month Ended December 31, 2012
	2014		2013
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card(1)(2):
Internal programs	10,195	$62	9,186	$57	15,703	$106	945	$6
External programs	7,363	$30	8,481	$36	8,543	$40	722	$3
Personal loans(2)	433	$5	284	$3	343	$4	22	$—
Private student loans(3)	1,155	$18	628	$12	172	$4	42	$1

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
Of the account balances that defaulted as shown above for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012, approximately 35%, 40%, 46% and 39%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction as well as the additional private student loan portfolio comprise the Company’s only PCI loans at December 31, 2014 and 2013. Total PCI student loans had an outstanding balance of $3.9 billion and $4.6 billion, including accrued interest, and a related carrying amount of $3.7 billion and $4.2 billion, as of December 31, 2014 and 2013, respectively.

The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
Balance at beginning of period	$1,580	$2,072	$2,580	$2,096
Accretion into interest income	(260)	(272)	(303)	(24)
Other changes in expected cash flows	21	(220)	(181)	—
Balance at end of period	$1,341	$1,580	$2,096	$2,072

Periodically the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the year ended December 31, 2014 as compared to the prior period when the Company recorded a $28 million provision expense due to higher expected future losses for one of its pools. The allowance for PCI loan losses at December 31, 2014 and December 31, 2013 was $28 million. Additionally, changes to other cash flow assumptions resulted in an increase in accretable yield related to expected life of the loans for the calendar year ended December 31, 2014 and a decrease in accretable yield for the calendar year ended December 31, 2013 and fiscal year ended November 30, 2012. There was no impact on accretable yield as a result of changes in cash flow assumptions for the one month ended December 31, 2012. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At December 31, 2014, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.35% and 0.75%, respectively. At December 31, 2013, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.33% and 0.80%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012 was 0.64%, 1.36%, 1.41% and 1.53%, respectively.
Mortgage Loans Held for Sale
The following table provides a summary of the initial unpaid principal balance of mortgage loans sold during each period, by type of loan (dollars in millions):

	For the Calendar Years Ended December 31,				For the Fiscal Year Ended November 30, 2012		For the One Month Ended December 31, 2012
	2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Conforming(1)	$2,484	90.79%	$2,721	67.77%	$1,213	70.28%	$218	60.06%
FHA(2)	212	7.75	1,290	32.13	513	29.72	145	39.94
Jumbo(3)	34	1.24	4	0.10	—	—	—	—
VA(4)	6	0.22	—	—	—	—	—	—
Total	$2,736	100.00%	$4,015	100.00%	$1,726	100.00%	$363	100.00%

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The initial loan amount must be within certain limits.

(3)	Jumbo loans are loans with an initial amount larger than the limits set by a Government Sponsored Enterprise.

(4)	VA loans are loans that are insured by and conform to the Department of Veteran Affairs guidelines.

Geographical Distribution of Loans
The Company originates credit card loans throughout the United States. The geographic distribution of the Company's credit card loan receivables was as follows (dollars in millions):

	December 31,
	2014		2013
	$	%	$	%
California	$4,776	8.5%	$4,548	8.5%
Texas	4,557	8.1	4,299	8.1
New York	3,929	7.0	3,649	6.9
Florida	3,287	5.9	3,064	5.8
Illinois	3,114	5.5	2,998	5.6
Pennsylvania	2,989	5.3	2,823	5.3
Ohio	2,449	4.4	2,324	4.4
New Jersey	2,113	3.8	2,002	3.8
Michigan	1,634	2.9	1,575	3.0
Georgia	1,630	2.9	1,546	2.9
Other States	25,650	45.7	24,322	45.7
Total credit card loans	$56,128	100.0%	$53,150	100.0%

The Company originates personal loans, student loans, other loans and PCI loans throughout the United States. The table below does not include mortgage loans held for sale. The geographic distribution of personal, student, other and PCI loan receivables was as follows (dollars in millions):

	December 31,
	2014		2013
	$	%	$	%
New York	$1,738	12.7%	$1,679	13.4%
California	1,267	9.2	1,167	9.4
Pennsylvania	1,004	7.3	939	7.5
Illinois	794	5.8	696	5.6
Texas	742	5.4	637	5.1
New Jersey	687	5.0	630	5.1
Massachusetts	550	4.0	508	4.1
Ohio	540	3.9	481	3.9
Florida	538	3.9	479	3.8
Michigan	512	3.7	482	3.9
Other States	5,347	39.1	4,775	38.2
Total other loans (including PCI loans)	$13,719	100.0%	$12,473	100.0%

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
The Company’s credit card securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company. The Company’s retained interests in the assets of the trusts, consisting of investments in DCENT notes and previously outstanding DCMT certificates held by subsidiaries of Discover Bank, constitute intercompany positions which are eliminated in the preparation of the Company’s consolidated statement of financial condition.
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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statement of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	December 31,
	2014	2013
Cash collateral accounts	$—	$59
Collections and interest funding accounts	16	31
Restricted cash	16	90
Investors’ interests held by third-party investors	15,950	15,190
Investors’ interests held by wholly owned subsidiaries of Discover Bank	5,789	5,024
Seller’s interest	8,596	10,898
Loan receivables(1)	30,335	31,112
Allowance for loan losses allocated to securitized loan receivables(1)	(805)	(833)
Net loan receivables	29,530	30,279
Other	37	34
Carrying value of assets of consolidated variable interest entities	$29,583	$30,403

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
In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of December 31, 2014, no economic or other early amortization events have occurred.
The table below provides information concerning investors’ interests and related excess spread at the end of the current period (dollars in millions):

	Investors’ Interests(1)	# of Series Outstanding	3-Month Rolling Average Excess Spread
At December 31, 2014
Discover Card Execution Note Trust (DiscoverSeries notes)	$21,739	39	13.95%

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.
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
Student Loan Securitization Activities
The Company’s student loan securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company. Trust receivables underlying third-party investors’ interests are recorded in purchased credit-impaired loans, and the related debt issued by the trusts is reported in long-term borrowings. The assets of the Company’s consolidated VIEs are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trusts.

Currently there are three trusts from which securities were issued to investors. Principal payments on the long-term secured borrowings are made as cash is collected on the underlying loans that are used as collateral on the secured borrowings. The Company does not have access to cash collected by the securitization trusts until cash is released in accordance with the trust indenture agreements and, for certain securitizations, no cash will be released to the Company until all outstanding trust borrowings have been repaid. Similar to the credit card securitizations, the Company continues to own and service the accounts that generate the student loan receivables held by the trusts and receives servicing fees from the trusts based on either a percentage of the principal balance outstanding or a flat fee per borrower. Although the servicing fee income offsets the fee expense related to the trusts and thus is eliminated in consolidation, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing income, net of related expenses.
Under terms of all the trust arrangements, the Company has the option, but not the obligation, to provide financial support to the trusts, but has never provided such support. A substantial portion of the credit risk associated with the securitized loans has been transferred to third parties under private credit insurance or indemnification arrangements.
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	December 31,
	2014	2013
Restricted cash	$86	$89

Student loan receivables	1,969	2,248
Allowance for loan losses allocated to securitized loan receivables(1)	(28)	(28)
Net student loan receivables	1,941	2,220
Carrying value of assets of consolidated variable interest entities	$2,027	$2,309

(1)
The Company maintains its allowance for loan losses on purchased credit-impaired loans sufficient to absorb probable decreases in cash flows that were previously expected. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

6.	Premises and Equipment
A summary of premises and equipment, net is as follows (dollars in millions):

	December 31,
	2014	2013
Land	$43	$43
Buildings and improvements	589	547
Capitalized equipment leases	2	2
Furniture, fixtures and equipment	753	735
Software	422	391
Premises and equipment	1,809	1,718
Less: Accumulated depreciation	(905)	(829)
Less: Accumulated amortization of software	(234)	(235)
Premises and equipment, net	$670	$654

Depreciation expense, which includes amortization of assets recorded under capital leases, was $78 million, $65 million, $63 million and $6 million for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012, respectively. Amortization expense on capitalized software was $48 million, $41 million, $32 million and $3 million for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012, respectively.

7.	Goodwill and Intangible Assets
Goodwill
As of December 31, 2014 and 2013, the Company had goodwill of $257 million and $284 million, respectively. In 2012, $31 million of goodwill was recorded in connection with its acquisition of substantially all of the operating and related assets and certain liabilities of Home Loan Center, which was allocated to the Direct Banking segment. In 2013, a $2 million adjustment was recorded to reduce goodwill as a result of the finalization of purchase accounting for this acquisition. Additionally, the Company has goodwill of $255 million resulting from its previous acquisition of PULSE, which was allocated to the Payment Services segment.
The Company conducted its annual goodwill impairment test as of October 1, 2014, which resulted in the recognition of non-cash impairment charge of $27 million during the three months ended December 31, 2014 related to the Discover Home Loans business based on its carrying values exceeding its fair values. The Company reduced its fair value estimate as a result of a fourth quarter reevaluation of the forecasts due to continuing challenges faced in developing a scalable direct-to-consumer purchase mortgage origination business. The impairment charge is recorded in the other expense line as a component of total other expense in the accompanying consolidated and combined statements of income and within the Direct Banking segment.
The fair value of the Discover Home Loans reporting unit was estimated using a discounted cash flow method that incorporated the financial forecasts incorporating assumptions about the amount and timing of future cash flows, discount rates and other factors that are inherently uncertain and judgmental in nature.
During the fourth quarter of 2013, the Company changed the date of its annual goodwill impairment test from June 1 to October 1. Based on the annual goodwill impairment test on June 1, 2013, management concluded that there was no impairment to goodwill. The additional impairment test performed on October 1, 2013 also resulted in management's conclusion that there was no impairment to goodwill.
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
Non-amortizable intangible assets consist of trade name intangibles recognized in the acquisition of SLC, along with international transaction processing rights and trade name intangibles recognized in the acquisition of Diners Club in June 2008. The Company conducted its annual impairment test of intangible assets as of October 1, 2014 and no impairment charges were identified. During the fourth quarter of 2013, the Company changed the date of its annual impairment test for non-amortizable intangible assets from June 1 to October 1 to coincide with the change in the Company's goodwill impairment test date. No impairment charges were identified during the impairment tests conducted at June 1, 2013 and 2012 or October 1, 2013.

The following table summarizes the Company's intangible assets (dollars in millions):

		December 31,
		2014			2013
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15.6 years	$72	$60	$12	$78	$60	$18
Trade name and other	25 years	8	3	5	8	2	6
Proprietary software	7 years	6	2	4	6	2	4
Non-compete agreements	3 years	2	2	—	2	1	1
Marketing agreements and other	N/A	—	—	—	6	5	1
Total amortizable intangible assets		88	67	21	100	70	30
Non-amortizable intangible assets:
Trade names	N/A	132	—	132	132	—	132
International transaction processing rights	N/A	23	—	23	23	—	23
Total non-amortizable intangible assets		155	—	155	155	—	155
Total intangible assets		$243	$67	$176	$255	$70	$185

Amortization expense related to the Company's intangible assets was $10 million, $12 million, $11 million and $1 million for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012, respectively.
The following table presents expected intangible asset amortization expense for the next five years based on intangible assets at the end of the current period (dollars in millions):

Year	Amount
2015	$5
2016	$4
2017	$3
2018	$3
2019	$2

8.	Deposits
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
As of December 31, 2014 and 2013, the Company had $28.8 billion and $28.4 billion, respectively, of direct-to-consumer deposits and approximately $17.3 billion and $16.4 billion, respectively, of brokered and other deposits.

A summary of interest-bearing deposit accounts is as follows (dollars in millions):

	December 31,
	2014	2013
Certificates of deposit in amounts less than $100,000(1)	$21,502	$21,211
Certificates of deposit from amounts of $100,000(1) to less than $250,000(1)	4,481	4,860
Certificates of deposit in amounts of $250,000(1) or greater	1,153	1,180
Savings deposits, including money market deposit accounts	18,656	17,515
Total interest-bearing deposits	$45,792	$44,766
Average annual interest rate	1.29%	1.57%

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.
At the end of the current period, certificates of deposit maturing over the next five years, and thereafter were as follows (dollars in millions):

Year	Amount
2015	$12,755
2016	$5,685
2017	$3,408
2018	$2,000
2019	$1,522
Thereafter	$1,766

9.	Long-Term Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on balances outstanding at period end (dollars in millions):

	December 31, 2014				December 31, 2013
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2015-2019	1.76%	1.76%	$8,950	$5,554
Floating-rate asset-backed securities(2)(3)	2015-2019	0.34-0.74%	0.51%	7,000	9,640
Total Discover Card Master Trust I and Discover Card Execution Note Trust				15,950	15,194

Floating-rate asset-backed securities(4)(5)(6)(7)	2031-2042	0.49-4.25%	2.01%	1,445	1,792
Total SLC Private Student Loan Trusts				1,445	1,792
Total Long-Term Borrowings - owed to securitization investors				17,395	16,986

Discover Financial Services (Parent Company)
Fixed-rate senior notes(1)	2017-2024	3.85-10.25%	5.08%	1,558	1,045

Discover Bank
Senior bank notes	2018-2026	2.00-4.25%	3.38%	2,892	1,744
Subordinated bank notes	2019-2020	7.00-8.70%	7.49%	698	698

Capital lease obligations	2016	4.51%	4.51%	1	1
Total long-term borrowings				$22,544	$20,474

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”). Use of these interest rate swaps impacts carrying value of the debt. See Note 21: Derivatives and Hedging Activities.

(2)
Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 18 to 58 basis points and 3-month LIBOR + 20 basis points.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 21: Derivatives and Hedging Activities.

(4)
SLC Private Student Loan Trusts floating-rate asset-backed securities include issuances with the following interest rate terms: 3-month LIBOR + 17 to 45 basis points, Prime rate + 75 to 100 basis points and 1-month LIBOR + 350 basis points.

(5)
The Company acquired an interest rate swap related to the securitized debt assumed in the SLC transaction. The swap does not qualify for hedge accounting and has no impact on debt carrying value. See Note 21: Derivatives and Hedging Activities.

(6)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(7)	Includes $348 million of senior notes maturing in 2031, $827 million of senior and subordinated notes maturing in 2036 and $270 million of senior notes maturing in 2042 as of December 31, 2014.

Maturities
Long-term borrowings had the following maturities at the end of the current period (dollars in millions):

Year	Amount
Due in 2015	$3,302
Due in 2016	3,050
Due in 2017	5,106
Due in 2018	2,650
Due in 2019	3,278
Thereafter	5,158
Total	$22,544

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of December 31, 2014, the total commitment of secured credit facilities through private providers was $7.5 billion, of which none had been used and was included in long-term borrowings at December 31, 2014. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in calendar years 2015 and 2016. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

10.	Stock-Based Compensation Plans
The Company has two stock-based compensation plans: the Discover Financial Services Omnibus Incentive Plan and the Discover Financial Services Directors' Compensation Plan.
Omnibus Incentive Plan
The Discover Financial Services Omnibus Incentive Plan (“Omnibus Plan”), which is stockholder approved, provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based and/or cash awards (collectively, “Awards”). Currently, the Company does not have any stock appreciation rights or restricted stock outstanding. The total number of shares that may be granted is 45 million shares, subject to adjustments for certain transactions as described in the Omnibus Plan document. Shares granted under the Omnibus Plan may be the following: (i) authorized but unissued shares, and (ii) treasury shares that the Company acquires in the open market, in private transactions or otherwise.
Directors' Compensation Plan
The Discover Financial Services Directors' Compensation Plan (the “Directors' Compensation Plan”), which is stockholder approved, permits the grant of RSUs to non-employee directors. The total number of units available for grant under the Directors' Compensation Plan equals the excess, if any, of (i) 1,000,000 shares over (ii) the sum of (a) the number of shares subject to outstanding awards granted under the Directors' Compensation Plan and (b) the number of shares previously issued pursuant to the Directors' Compensation Plan. Shares of stock that are issuable pursuant to the awards granted under the Directors' Compensation Plan may be authorized but unissued shares, treasury shares or shares that the Company acquires in the open market. Annual awards for eligible directors are calculated by dividing $125,000 (increased to $130,000 effective May 7, 2014) by the fair market value of a share of stock on the date of grant and are subject to a restriction period whereby 100% of such units shall vest on the one year anniversary of the date of grant.

Stock-Based Compensation
The following table details the compensation cost, net of forfeitures (dollars in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
RSUs	$33	$31	$29	$2
PSUs	27	28	18	1
Total stock-based compensation expense	$60	$59	$47	$3

Income tax benefit	$22	$22	$18	$1

RSU Activity
The following table sets forth the activity related to vested and unvested RSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)
RSUs at December 31, 2013	4,143,915	$27.38	$232
Granted	567,506	$54.01
Conversions to common stock	(1,305,318)	$24.22
Forfeited	(43,705)	$41.34
RSUs at December 31, 2014	3,362,398	$32.92	$220

The following table sets forth the activity related to unvested RSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested RSUs at December 31, 2013(1)	2,497,620	$28.52
Granted	567,506	$54.01
Vested	(1,158,694)	$26.12
Forfeited	(43,705)	$41.34
Unvested RSUs at December 31, 2014(1)	1,862,727	$37.48

(1)	Unvested RSUs represent awards where recipients have yet to satisfy either explicit vesting terms or retirement-eligibility requirements.
Compensation cost associated with restricted stock units is determined based on the number of units granted and the fair value on the date of grant. The fair value is amortized on a straight-line basis, net of estimated forfeitures over the requisite service period for each separately vesting tranche of the award. The requisite service period is generally the vesting period.

The following table summarizes the total intrinsic value of the RSUs converted to common stock and the total grant-date fair value of RSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
Intrinsic value of RSUs converted to common stock	$72	$63	$49	$—
Grant-date fair value of RSUs vested	$30	$27	$28	$—
Weighted-average grant-date fair value of RSUs granted	$54.01	$42.14	$25.64	$41.23

As of December 31, 2014 and 2013, there was $24 million and $28 million, respectively, of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a total period of 2.8 years and 2.1 years, respectively, and a weighted-average period of 2.3 years and 2.8 years, respectively.
PSU Activity
The following table sets forth the activity related to vested and unvested PSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)
PSUs at December 31, 2013	1,897,867	$26.93	$106
Granted	384,626	$53.66
Conversions to common stock	(710,379)	$19.15
Forfeited	(12,439)	$44.97
PSUs at December 31, 2014	1,559,675	$36.92	$102

The following table sets forth the activity related to unvested PSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested PSUs at December 31, 2013	1,652,292	$27.77
Granted	384,626	$53.66
Vested(1)	(559,114)	$19.15
Forfeited	(12,439)	$44.97
Unvested PSUs at December 31, 2014(2)(3)(4)	1,465,365	$37.71

(1)	Vested PSUs represent awards where recipients have satisfied retirement-eligibility requirements.

(2)
Includes 518,438 PSUs granted in fiscal year 2012 that are earned based on the Company's achievement of EPS during the two-year performance period ended November 30, 2013 and are subject to the requisite service period which ended January 2, 2015.

(3)
Includes 567,424 PSUs granted in calendar year 2013 that are earned based on the Company's achievement of EPS during the three-year performance period which ends December 31, 2015 and are subject to the requisite service period which ends February 1, 2016.

(4)
Includes 379,503 PSUs granted in calendar year 2014 that may be earned based on the Company's achievement of EPS during the three-year performance period which ends December 31, 2016 and are subject to the requisite service period which ends February 1, 2017.

Compensation cost associated with PSUs is determined based on the number of instruments granted, the fair value on the date of grant, and the performance factor. The fair value is amortized on a straight-line basis, net of estimated forfeitures over the requisite service period. Each PSU is a restricted stock instrument that is subject to additional conditions and constitutes a contingent and unsecured promise by the Company to pay shares of the Company's common stock on the conversion date for the PSU contingent on the number of PSUs to be issued. PSUs granted in fiscal year 2012 pay up to two shares per unit, whereas PSUs granted in calendar years 2013 and 2014 pay up to 1.5 shares per unit. Additionally, PSUs granted in fiscal year 2012 have a performance period of two years and a vesting period of three years, whereas PSUs granted in calendar years 2013 and 2014 have a performance period of three years and a vesting period of three years. The requisite service period of an award, having both performance and service conditions, is the longest of the explicit, implicit and derived service periods.
As of December 31, 2014, there was $27 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a total period of 2.1 years, with a weighted-average period of 0.8 years. As of December 31, 2013, there was $34 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a total period of 2.1 years, with a weighted-average period of 0.8 years.
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
The following table sets forth the activity concerning stock option activity:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2013	171,726	$25.82	2.76 years	$5
Granted(1)	—	$—
Exercised	(56,221)	$24.63
Expired	—	$—
Options outstanding at December 31, 2014	115,505	$26.40	1.90 years	$5

Vested and exercisable at December 31, 2014	115,505	$26.40	1.90 years	$5

(1)	No stock options have been granted by the Company since its spin-off from Morgan Stanley.
Cash received from the exercise of stock options was $1 million and $7 million for the year ended December 31, 2014 and 2013, respectively, and the income tax benefit realized from the exercise of stock options was insignificant for the year ended December 31, 2014 and $3 million for the year ended December 31, 2013.
The following table summarizes the total intrinsic value of options exercised and total fair value of options vested (dollars in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
Intrinsic value of options exercised	$2	$11	$22	$6

As of December 31, 2014 and 2013 there was no unrecognized compensation cost related to non-vested stock options granted under the Company's Omnibus Plan, as all these options have vested.
The Company utilized the Black-Scholes pricing model to estimate the fair value of each option at its date of grant. The fair value was amortized on a straight-line basis, net of estimated forfeitures, over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Since all options were granted prior to the Company's spin-off from Morgan Stanley, the expected option life of stock options and the expected dividend yield of stock were determined based upon Morgan Stanley's historical experience. The expected stock price volatility was determined based upon Morgan Stanley's historical stock price data over a time period similar to the expected option life. The risk-

free interest rate was based on U.S. Treasury Strips with a remaining term equal to the expected life assumed at the date of grant.

11.	Employee Benefit Plans
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
Discover Pension Plan
The Discover Pension Plan generally provides retirement benefits that are based on each participant's years of credited service prior to 2009 and on compensation specified in the Discover Pension Plan. The Company's policy is to fund at least the amounts sufficient to meet minimum funding requirements under the Employee Retirement Income Security Act of 1974, as amended.
Net Periodic Benefit Cost
Net periodic benefit cost expensed by the Company included the following components (dollars in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	22	21	21	2
Expected return on plan assets	(23)	(23)	(23)	(2)
Net amortization	3	5	3	—
Net periodic benefit cost	$2	$3	$1	$—

Accumulated Other Comprehensive Income
Pretax amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost consist of (dollars in millions):

December 31, 2014
Prior service credit	$6
Net loss	(266)
Total	$(260)

Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets as well as a summary of the Discover Pension Plan's funded status (dollars in millions):

	For the Calendar Years Ended December 31,
	2014	2013
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$452	$523
Service cost	—	—
Interest cost	22	21
Employee contributions	—	—
Actuarial loss (gain)	112	(78)
Plan amendments	—	—
Benefits paid	(16)	(14)
Benefit obligation at end of year	570	452

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	367	368
Actual return on plan assets	50	13
Employer contributions	—	—
Employee contributions	—	—
Benefits paid	(16)	(14)
Fair value of plan assets at end of year	401	367

Unfunded status (recorded in accrued expenses and other liabilities)	$(169)	$(85)

Assumptions
The following table presents the assumptions used to determine the benefit obligation:

	December 31, 2014	December 31, 2013
Discount rate	4.08%	4.93%

The following table presents the assumptions used to determine net periodic benefit cost:

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
Discount rate	4.93%	4.09%	5.07%	3.96%
Expected long-term rate of return on plan assets	6.50%	6.75%	6.75%	6.75%

The expected long-term rate of return on plan assets was estimated by computing a weighted-average return of the underlying long-term expected returns on the different asset classes, based on the target asset allocations. Asset class return assumptions are created by integrating information on past capital market performance, current levels of key economic indicators and the market insights of investment professionals. Individual asset classes are analyzed as part of a larger system, acknowledging both the interaction between asset classes and the influence of larger macroeconomic variables such as inflation and economic growth on the entire structure of capital markets. Medium and long-term economic outlooks for the U.S. and other major industrial economies are forecast in order to understand the range of possible economic scenarios and evaluate their likelihood. Historical relationships between key economic variables and asset class performance patterns are analyzed using empirical models. Finally, comprehensive asset class performance projections are created by blending descriptive asset class characteristics with capital market insight and the initial economic analyses. The expected long-term return on plan assets is a long-term assumption that generally is expected to remain the same from one year to the next but is adjusted if there is a material change in the target asset allocation and/or significant changes in fees and expenses paid by the Discover Pension Plan.
Discover Pension Plan Assets
The targeted asset allocation for 2015 by asset class is 45% and 55% for equity securities and fixed income securities, respectively. The Discover Financial Services Retirement Plan Investment Committee (the “Investment Committee”) determined the asset allocation targets for the Discover Pension Plan based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics and related risk factors. Other relevant factors, including industry practices and long-term historical and prospective capital market returns were considered as well.
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
The asset mix of the Discover Pension Plan is reviewed by the Investment Committee on a regular basis. The asset allocation strategy will change over time in response to changes in the Discover Pension Plan's funded status.

Fair Value Measurements
The Discover Pension Plan’s assets are stated at fair value. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available. If a quoted market price is not available, the estimate of the fair value is based on the best information available in the circumstances. The table below presents information about the Discover Pension Plan assets and indicates the level within the fair value hierarchy, as defined by ASC 820, with which each item is associated. All of the Company's pension plan assets were categorized as Level 2 assets within the fair value hierarchy as of the end of the current period. For a description of the fair value hierarchy, see Note 20: Fair Value Measurements and Disclosures. (dollars in millions):

	December 31, 2014		December 31, 2013
	Amount	Net Asset Allocation	Amount	Net Asset Allocation
Assets
Registered Investment Company:
Domestic small/mid cap equity fund	$31	8%	$32	9%
Emerging markets equity fund	30	7	29	8
Global low volatility equity fund	20	5	19	5
International core equity fund	44	11	46	13
Common Collective Trusts:
Domestic large cap equity fund	54	13	50	13
Domestic fixed income fund	—	—	7	2
Long duration fixed income fund	219	55	181	49
Temporary investment fund	3	1	3	1
Total assets	$401	100%	$367	100%

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
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2014 and 2013.
Cash Flows
The Company does not expect to make any contributions to the Discover Pension Plan for 2015.
Expected benefit payments associated with the Discover Pension Plan for the next five years and in aggregate for the years thereafter are as follows (dollars in millions):

2015	$13
2016	$14
2017	$15
2018	$16
2019	$17
Following five years thereafter	$103

Discover 401(k) Plan
Under the Discover 401(k) Plan, eligible U.S. employees receive 401(k) matching contributions. Eligible employees also receive fixed employer contributions. Certain eligible employees also received employer transition credit contributions from January 1, 2009 through December 31, 2013. The pretax expense associated with the Company contributions for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012 was $52 million, $50 million, $42 million and $3 million respectively.

12.	Common and Preferred Stock
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
Stock Repurchase Program
On April 16, 2014, the Company's board of directors approved a share repurchase program authorizing the repurchase of up to $3.2 billion of its outstanding shares of common stock. The program expires on April 15, 2016, and may be terminated at any time. During the year ended December 31, 2014, the Company repurchased 24,796,614 shares for $1.5 billion.

13.	Accumulated Other Comprehensive Income
Changes in each component of AOCI were as follows (dollars in millions):

	Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax	Gain (Loss) on Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax(4)	Pension Plan Loss Net of Tax	AOCI
Balance at November 30, 2011	$55	$7	$—	$(114)	$(52)
Net unrealized gains on investment securities, net of tax expense of $11(1)	19	—	—	—	19
Unrealized losses on cash flow hedges, net of tax benefit of $2(2)	—	(4)	—	—	(4)
Unrealized pension plan loss, net of tax benefit of $25(3)	—	—	—	(38)	(38)
Balance at November 30, 2012	74	3	—	(152)	(75)
Net unrealized losses on investment securities, net of tax benefit of $2(1)	(3)	—	—	—	(3)
Unrealized pension plan gain, net of tax expense of $4(3)	—	—	—	6	6
Balance at December 31, 2012	71	3	—	(146)	(72)
Net change(5)	(52)	10	1	45	4
Balance at December 31, 2013	19	13	1	(101)	(68)
Net change(5)	4	(20)	(1)	(53)	(70)
Balance at December 31, 2014	$23	$(7)	$—	$(154)	$(138)

(1)	Represents the difference between the fair value and amortized cost of available-for-sale investment securities.

(2)	Represents unrealized gains (losses) related to effective portion of cash flow hedges.

(3)	Reflects adjustments to the funded status of pension plan, which is the difference between the fair value of the plan assets and the projected benefit obligation.

(4)	Includes unrealized losses on hedge of net investment in foreign subsidiary, net of tax benefit and net gains on foreign currency translation adjustments.

(5)
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the consolidated statements of income if the amount being reclassified is required to be reclassified in its entirety to net income. For amounts that are not required to be reclassified to net income in their entirety in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. As the result, the Company has adjusted its AOCI presentation prospectively, as required, and therefore additional table was included to present the required information for the current period and the presentation has changed from historical periods.

The table below presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Calendar Year Ended December 31, 2014
Available-for-Sale Investment Securities:
Net unrealized holding gains arising during the period	$9	$(3)	$6
Amounts reclassified from accumulated other comprehensive income	(4)	2	(2)
Net change	$5	$(1)	$4
Cash Flow Hedges:
Net unrealized losses arising during the period	$(69)	$26	$(43)
Amounts reclassified from accumulated other comprehensive income	38	(15)	23
Net change	$(31)	$11	$(20)
Foreign Currency Translation Adjustments:
Net unrealized losses arising during the period	$(1)	$—	$(1)
Net change	$(1)	$—	$(1)
Pension Plan:
Unrealized losses arising during the period	$(84)	$31	$(53)
Net change	$(84)	$31	$(53)

For the Calendar Year Ended December 31, 2013
Available-for-Sale Investment Securities:
Net unrealized holding losses arising during the period	$(80)	$30	$(50)
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)
Net change	$(82)	$30	$(52)
Cash Flow Hedges:
Net unrealized gains arising during the period	$8	$(3)	$5
Amounts reclassified from accumulated other comprehensive income	8	(3)	5
Net change	$16	$(6)	$10
Foreign Currency Translation Adjustments:
Net unrealized gains arising during the period	$1	$—	$1
Net change	$1	$—	$1
Pension Plan:
Unrealized gains arising during the period	$72	$(27)	$45
Net change	$72	$(27)	$45

14.	Other Expense
Total other expense includes the following components (dollars in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
Postage	$84	$86	$85	$7
Fraud losses	134	110	93	9
Supplies	23	26	22	2
Credit-related inquiry fees	19	19	20	1
Litigation expense	—	(12)	218	—
Incentive expense	50	61	59	5
Other expense	165	198	107	11
Total other expense	$475	$488	$604	$35

15.	Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
Current:
U.S. federal	$1,215	$1,065	$1,113	$101
U.S. state and local	167	87	149	15
Total	1,382	1,152	1,262	116
Deferred:
U.S. federal	(7)	295	136	(11)
U.S. state and local	(4)	27	10	(1)
Total	(11)	322	146	(12)
Income tax expense	$1,371	$1,474	$1,408	$104

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	2.8	2.2	2.9	3.2
Other	(0.7)	0.2	(0.4)	(0.1)
Effective income tax rate	37.1%	37.4%	37.5%	38.1%

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

	December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$659	$627
Customer fees and rewards	212	212
Compensation and benefits	123	87
State income taxes	75	65
Other	77	72
Total deferred tax assets before valuation allowance	1,146	1,063
Valuation allowance	(41)	(37)
Total deferred tax assets, net of valuation allowance	1,105	1,026
Deferred tax liabilities:
Debt exchange premium	(91)	(98)
Depreciation and software amortization	(116)	(83)
Unearned income	(31)	(40)
Intangibles	(15)	(22)
Deferred loan acquisition costs	(23)	(16)
Partnership investments	(19)	—
Other	(6)	(13)
Total deferred tax liabilities	(301)	(272)
Net deferred tax assets	$804	$754

Deferred taxes at December 31, 2014 included a valuation allowance of $41 million established primarily on Diners Club Italy deferred taxes.
A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
Balance at beginning of period	$629	$575	$507	$573
Additions:
Current year tax positions	18	1	74	2
Prior year tax positions	74	142	1	—
Reductions:
Prior year tax positions	(80)	(69)	(5)	—
Settlements with taxing authorities	(4)	(18)	(2)	—
Expired statute of limitations	(2)	(2)	(2)	—
Balance at end of period(1)	$635	$629	$573	$575

(1)
As of the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012, and one month ended December 31, 2012, amounts included $144 million, $142 million, $108 million and $109 million respectively, of unrecognized tax benefits, which, if recognized, would favorably affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense, consistent with its policy prior to the adoption of FASB Interpretation No. 48, codified as ASC 740-10-25. Interest and penalties related to unrecognized tax benefits increased by $17 million to $135 million for the calendar year ended December 31, 2014, increased by $17 million to $118 million for the calendar year ended December 31, 2013, increased by $20 million to $99 million for the fiscal year ended November 30, 2012 and increased by $2 million to $101 million for the one month ended December 31, 2012. The changes primarily relate to the revaluation of existing federal and state tax issues.
The Company is subject to examination by the Internal Revenue Service ("IRS") and the tax authorities in various state and foreign tax jurisdictions. The tax years under examination vary by jurisdiction. The IRS is currently examining 2011 through 2012.
The Company is pursuing an administrative appeal of the IRS’s proposed assessment for the years 1999 through 2005. It is reasonably possible that a settlement of the IRS appeal of the years 1999 through 2005 and certain state audits may be made within 12 months of the reporting date. In the second quarter of 2014, the IRS issued a Notice of Proposed Adjustment for the years 2006 through June 30, 2007, which was accepted by the Company, resulting in the recognition of previously unrecognized tax benefits for those years. At this time, as a result of this settlement, the Company believes it is reasonably possible that a reduction of unrecognized tax benefits in the range of $90 million to $335 million could be recognized. The Company is also pursuing an administrative appeal of the IRS’s proposed assessment for the years 2008 through 2010.
The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that could result from such examinations.
At December 31, 2014, the Company had net operating loss carryforwards of $107 million for foreign purposes which do not expire.

16.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
Numerator:
Net income	$2,323	$2,470	$2,345	$170
Preferred stock dividends	(37)	(37)	(5)	—
Net income available to common stockholders	2,286	2,433	2,340	170
Income allocated to participating securities	(16)	(19)	(22)	(2)
Net income allocated to common stockholders	$2,270	$2,414	$2,318	$168

Denominator:
Weighted-average shares of common stock outstanding	462	485	519	498
Effect of dilutive common stock equivalents	1	2	1	1
Weighted-average shares of common stock outstanding and common stock equivalents	463	487	520	499

Basic earnings per common share	$4.91	$4.97	$4.47	$0.34
Diluted earnings per common share	$4.90	$4.96	$4.46	$0.34

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for any of the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012.

17.	Capital Adequacy
The Company is subject to the capital adequacy guidelines of the Federal Reserve, and Discover Bank (the “Bank”), the Company’s main banking subsidiary, is subject to various regulatory capital requirements as administered by the Federal Deposit Insurance Corporation (the "FDIC"). Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial position and results of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, as calculated under regulatory guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Federal Reserve and FDIC final rules applicable to the Company and the Bank, respectively, include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes "capital" for purposes of calculating these ratios.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total risk-based capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they were subject.
Under regulatory capital requirements prior to 2015, the Company and the Bank must maintain minimum levels of capital that are dependent upon the risk-weighted amount or average level of the financial institution’s assets, specifically (a) 8% to 10% of total risk-based capital to risk-weighted assets (“total risk-based capital ratio”), (b) 4% to 6% of Tier 1 capital to risk-weighted assets (“Tier 1 risk-based capital ratio”) and (c) 4% to 5% of Tier 1 capital to average assets (“Tier 1 leverage ratio”). To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. As of December 31, 2014, the Company and the Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or the Bank’s category.

The following table shows the actual capital amounts and ratios of the Company and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital (to risk-weighted assets)
Discover Financial Services	$12,418	17.0%	$5,831	≥8.0%	$7,289	≥10.0%
Discover Bank	$11,040	15.3%	$5,767	≥8.0%	$7,209	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,839	14.9%	$2,916	≥4.0%	$4,373	≥6.0%
Discover Bank	$9,470	13.1%	$2,884	≥4.0%	$4,326	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,839	13.2%	$3,288	≥4.0%	$4,111	≥5.0%
Discover Bank	$9,470	11.7%	$3,252	≥4.0%	$4,066	≥5.0%

December 31, 2013
Total capital (to risk-weighted assets)
Discover Financial Services	$11,975	17.4%	$5,492	≥8.0%	$6,865	≥10.0%
Discover Bank	$10,496	15.5%	$5,428	≥8.0%	$6,785	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,409	15.2%	$2,746	≥4.0%	$4,119	≥6.0%
Discover Bank	$8,941	13.2%	$2,714	≥4.0%	$4,071	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,409	13.4%	$3,116	≥4.0%	$3,895	≥5.0%
Discover Bank	$8,941	11.6%	$3,077	≥4.0%	$3,847	≥5.0%

The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. In the calendar years ended December 31, 2014 and 2013 and fiscal year ended November 30, 2012, Discover Bank paid dividends of $1.8 billion, $1.6 billion and $1.5 billion, respectively, to the Company. No dividends were paid by Discover Bank during the one month ended December 31, 2012.

18.	Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases which expire at various dates through 2028. At the end of the current period, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in millions):

	Capitalized Leases	Operating Leases
2015	$1	$16
2016	—	15
2017	—	13
2018	—	12
2019	—	10
Thereafter	—	45
Total minimum lease payments	1	$111
Less: Amount representing interest	—
Present value of net minimum lease payments	$1

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense under operating lease agreements, which considers contractual escalations, was $16 million, $15 million, $18 million and $3 million for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012, respectively.
Unused Commitments to Extend Credit
At December 31, 2014, the Company had unused commitments to extend credit for loans of approximately $169.2 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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

Mortgage Loans Representations and Warranties
The Company sells loans it originates to investors on a servicing released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company is required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At December 31, 2014, this amount was not material and was included in accrued expenses and other liabilities on the consolidated statements of financial condition. The related provision was included in other income on the consolidated statements of income.
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

December 31, 2014
Diners Club:
Merchant guarantee	$96
PULSE:
ATM guarantee	$1

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of December 31, 2014, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of December 31, 2014, the Company had not recorded any contingent liability in the consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.
Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution) or after expiration of the time period for chargebacks in the applicable agreement, the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
Aggregate sales transaction volume(1)	$125,637	$120,442	$114,847	$11,521

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the consolidated financial statements for merchant chargeback guarantees on December 31, 2014 and 2013. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.

The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts, and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition (dollars in millions):

	December 31,
	2014	2013
Settlement withholdings and escrow deposits	$16	$17

19.	Litigation and Regulatory Matters
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
The Company has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and the Company’s exposure to litigation, but there can be no assurance that the Company will continue to be successful in enforcing its arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers, and may cause the Company, to discontinue their use. In addition, bills are periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") authorized the Consumer Financial Protection Bureau (the "CFPB") to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. A preliminary report on arbitration agreements issued by the CFPB expressed concerns about these agreements that may signal the CFPB is contemplating taking such steps. Further, the Company is involved in pending legal actions challenging its arbitration clause.
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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation expense was not material for the calendar years ended December 31, 2014 and 2013 and one month ended December 31, 2012. Litigation expense of $218 million was recognized for the fiscal year ended November 30, 2012.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is up to $170 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, takes into account the Company’s best estimate of such losses for those matters for which an estimate can be made, and does not represent the Company’s maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.

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
On September 3, 2014, a collective action lawsuit was filed against the Company by a former employee in the U.S. District Court for the Northern District of Illinois (Pawel Holda, et al. v. Discover Financial Services). The plaintiff alleges that the Company misclassified employees as being exempt from the Fair Labor Standards Act. The plaintiff seeks to recover overtime pay on behalf of himself and other allegedly similarly situated employees together with penalties, interest and attorney's fees. The Company will seek to vigorously defend against the claims asserted in this matter. On January 6, 2015, the parties entered into a confidential settlement and release agreement for resolution of this matter. On January 12, 2015, the court found that the parties’ settlement was fair and reasonable, and entered an order dismissing the case with prejudice.

On November 21, 2014, a patent infringement lawsuit was filed against the Company by Maxim Integrated Products, Inc. in the United States District Court for the Western District of Texas (Maxim Integrated Products, Inc. v. Discover Financial Services). The complaint asserts that the Company has infringed on three patents owned by Maxim relating to various systems and methods for performing secure transactions using mobile devices and also involving secure exchanges of information using mobile encryption and decryption. The plaintiff seeks unspecified damages for alleged past infringement, an award of attorneys’ fees and expenses, and a permanent injunction. The Company will seek to vigorously defend against the claims asserted in this matter.

20.	Fair Value Measurements and Disclosures
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820, Fair Value Measurement, provides a three-level hierarchy for classifying financial instruments, which is based on whether the inputs to the valuation techniques used to measure the fair value of each financial instrument are observable or unobservable. It also requires certain disclosures about those measurements. The three-level valuation hierarchy is as follows:

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
During the years ended December 31, 2014 and 2013, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's consolidated financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2014
Assets
U.S. Treasury securities	$1,329	$—	$—	$1,329
U.S. government agency securities	1,033	—	—	1,033
Residential mortgage-backed securities - Agency	—	1,485	—	1,485
Available-for-sale investment securities	$2,362	$1,485	$—	$3,847

Mortgage loans held for sale	$—	$122	$—	$122

Interest rate lock commitments	$—	$—	$7	$7
Forward delivery contracts	—	1	—	1
Other derivative financial instruments	—	35	—	35
Derivative financial instruments	$—	$36	$7	$43

Liabilities
Forward delivery contracts	$—	$3	$—	$3
Other derivative financial instruments	—	20	—	20
Derivative financial instruments	$—	$23	$—	$23

Balance at December 31, 2013
Assets
U.S. Treasury securities	$2,057	$—	$—	$2,057
U.S. government agency securities	1,561	—	—	1,561
Credit card asset-backed securities of other issuers	—	6	—	6
Residential mortgage-backed securities - Agency	—	1,307	—	1,307
Available-for-sale investment securities	$3,618	$1,313	$—	$4,931

Mortgage loans held for sale	$—	$148	$—	$148

Interest rate lock commitments	$—	$—	$4	$4
Forward delivery contracts	—	5	—	5
Other derivative financial instruments	—	70	—	70
Derivative financial instruments	$—	$75	$4	$79

Liabilities
Forward delivery contracts	$—	$1	$—	$1
Other derivative financial instruments	—	6	—	6
Derivative financial instruments	$—	$7	$—	$7

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2014 and 2013.
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
At December 31, 2014, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $1.4 billion, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of four years.
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

•
Forward delivery contracts. Under the Company's risk management policy, the Company economically hedges the changes in fair value of IRLCs and mortgage loans held for sale caused by changes in interest rates by using TBA MBS and entering into best-efforts forward delivery contracts. These hedging instruments are recorded at fair value with changes in fair value recorded in other income. TBA MBS used to hedge both IRLCs and loans held for sale are valued based primarily on observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, these derivatives are classified as Level 2. Best-efforts forward delivery contracts are valued based on investor pricing tables, which are observable inputs, stratified by product, note rate, and term, adjusted for current market conditions. An anticipated loan funding probability is applied to value best-efforts contracts hedging IRLCs, which results in the classification of these contracts as Level 3. The current base loan price and, for best-efforts contracts hedging IRLCs, the anticipated loan funding probability, are the most significant assumptions affecting the value of the best-efforts contracts. The best-efforts forward delivery contracts hedging loans held for sale are classified as Level 2, so such contracts are transferred from Level 3 to Level 2 at the time the underlying loan is originated. For the purposes of the tables below, the Company refers to TBA MBS and best-efforts forward delivery contracts as forward delivery contracts.

Other Derivative Financial Instruments
The Company's other derivative financial instruments consist of interest rate swaps and foreign exchange forward contracts. These instruments are classified as Level 2 as their fair values are estimated using proprietary pricing models, containing certain assumptions based on readily observable market-based inputs, including interest rate curves, option volatility and foreign currency forward and spot rates. In determining fair values, the pricing models use widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and the observable market-based inputs. The fair values of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments are based on an expectation of future interest rates derived from the observable market interest rate curves. The Company considers collateral and master netting agreements that mitigate credit exposure to counterparties in determining the counterparty credit risk valuation adjustment. The fair values of the currency instruments are valued comparing the contracted forward exchange rate pertaining to the specific contract maturities to the current market exchange rate.
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
Assets and Liabilities under the Fair Value Option
The Company has elected to account for mortgage loans held for sale at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting. At December 31, 2014 and 2013, the aggregate unpaid principal balance of loans held for sale for which the fair value option had been elected was $117 million and $146 million, respectively. At December 31, 2014 and 2013, the same loans had a fair value of $122 million and $148 million, respectively. For the years ended December 31, 2014 and 2013, $18 million, and $37 million of losses, respectively, from fair value adjustments on mortgage loans held for sale were recorded in other revenue on the consolidated statements of income.

Level 3 Financial Instruments Only
Changes in Level 3 Assets and Liabilities Measure at Fair Value on a Recurring Basis
The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in millions).

For the Calendar Year Ended December 31, 2014
	Balance at December 31, 2013	Transfers into Level 3	Transfers out of Level 3	Total net gains included in earnings	Purchases	Sales	Settlements	Transfers of IRLCs to closed loans	Balance at December 31, 2014
Interest rate lock commitments	$4	—	—	87	—	—	4	(88)	$7
Forward delivery contracts	$—	—	(1)	1	—	—	—	—	$—
Mortgage loans held for sale	$—	2	—	—	1	(3)	—	—	$—

For the Calendar Year Ended December 31, 2013
	Balance at December 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total net gains included in earnings	Purchases	Sales	Settlements	Transfers of IRLCs to closed loans	Balance at December 31, 2013
Interest rate lock commitments	$12	—	—	121	—	—	3	(132)	$4
Forward delivery contracts	$—	—	(3)	3	—	—	—	—	$—
Mortgage loans held for sale	$—	3	—	—	1	(3)	(1)	—	$—

Unobservable Inputs and Sensitivities
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial assets and liabilities measured at fair value on a recurring and non-recurring basis at the end of the current period (dollars in millions):

	Fair Value	Valuation Technique	Significant Unobservable Input	Ranges of Inputs		Weighted Average(1)
				Low	High
Interest rate lock commitments	$7	Quantitative risk models	Loan funding probability	13%	99%	61%

(1)	Weighted averages are calculated using notional amounts for derivative instruments.
The anticipated loan funding probability represents the Company's expectation regarding the percentage of IRLCs that will ultimately be funded. Generally, an increase in the anticipated loan funding probability would result in an increase in the magnitude of fair value measurements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the fourth quarter of 2014, the Company determined that the fair value of goodwill associated with Discover Home Loans declined below its carrying value and should be fully impaired. At December 31, 2014, the Company recorded an impairment charge of $27 million to other expense, the amount required to adjust the asset’s value to zero.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at December 31, 2014
Assets
U.S. Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	10	—	10	10
Residential mortgage-backed securities - Agency	—	93	—	93	91
Held-to-maturity investment securities	$1	$103	$—	$104	$102

Cash and cash equivalents	$7,284	$—	$—	$7,284	$7,284
Restricted cash	$106	$—	$—	$106	$106
Net loan receivables(1)	$—	$—	$69,316	$69,316	$68,101
Accrued interest receivables	$—	$618	$—	$618	$618
Liabilities
Deposits	$—	$46,242	$—	$46,242	$46,089
Short-term borrowings	$—	$113	$—	$113	$113
Long-term borrowings - owed to securitization investors	$—	$16,067	$1,561	$17,628	$17,395
Other long-term borrowings	$—	$5,721	$1	$5,722	$5,149
Accrued interest payables	$—	$132	$—	$132	$132

Balance at December 31, 2013
Assets
U.S. Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	14	—	14	15
Residential mortgage-backed securities - Agency	—	43	—	43	44
Held-to-maturity investment securities	$1	$57	$—	$58	$60

Cash and cash equivalents	$6,554	$—	$—	$6,554	$6,554
Restricted cash	$182	$—	$—	$182	$182
Net loan receivables(1)	$—	$—	$64,968	$64,968	$63,975
Accrued interest receivables	$—	$556	$—	$556	$556
Liabilities
Deposits	$—	$45,231	$—	$45,231	$44,959
Short-term borrowings	$—	$140	$—	$140	$140
Long-term borrowings - owed to securitization investors	$—	$15,312	$1,971	$17,283	$16,986
Other long-term borrowings	$—	$3,934	$1	$3,935	$3,488
Accrued interest payables	$—	$117	$—	$117	$117

(1)	Net loan receivables exclude mortgage loans held for sale that are measured at fair value on a recurring basis.
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
Net Loan Receivables
The Company's loan receivables are comprised of credit card and installment loans, including the PCI student loans. Fair value estimates are derived utilizing discounted cash flow analyses, the calculations of which are performed on groupings of loan receivables that are similar in terms of loan type and characteristics. Inputs to the cash flow analysis of each grouping consider recent prepayment and interest accrual trends and leverage forecasted loss estimates. The expected future cash flows, derived through the cash flow analysis, of each grouping are discounted at rates at which similar loans within each grouping could be originated under current market conditions. Significant inputs to the fair value measurement of the loan portfolio are unobservable, and as such are classified as Level 3.
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
Long-Term Borrowings - Owed to Securitization Investors
Fair values of long-term borrowings owed to credit card securitization investors are determined utilizing quoted market prices of the same transactions and, as such, are classified as Level 2. Fair values of long-term borrowings owed to student loan securitization investors are calculated by discounting cash flows using estimated assumptions including, among other things, maturity and market discount rates. A portion of the difference between the carrying value and the fair value of the long-term borrowings owed to student loan securitization investors relates to purchase accounting adjustments recorded in connection with the December 2010 purchase of SLC. Significant inputs to these fair value measurements are unobservable, and, as such, are classified as Level 3.
Other Long-Term Borrowings
Fair values of other long-term borrowings, consisting of subordinated and senior debt, are determined utilizing current observable market prices for those transactions and, as such, are classified as Level 2. A portion of the difference between the carrying value and the fair value of other long-term borrowings relates to the cash premiums paid in connection with the 2012 fiscal year debt exchanges. The fair values of other long-term borrowings classified as Level 3 consist of capital leases.
Accrued Interest Payables
The carrying value of the Company's accrued interest payable, which is included in other liabilities on the statements of financial condition, approximates fair value as it is short term in nature and is payable in less than one year.

21.	Derivatives and Hedging Activities
The Company uses derivatives to manage its exposure to various financial risks. The Company does not enter into derivatives for trading or speculative purposes. Certain derivatives used to manage the Company’s exposure to interest rate movements and other identified risks are not designated as hedges and do not qualify for hedge accounting.
Derivatives may give rise to counterparty credit risk, which generally is addressed through collateral arrangements as described under the sub-heading "— Collateral Requirements and Credit-Risk Related Contingency Features." The Company enters into derivative transactions with established dealers that meet minimum credit criteria established by the Company. All counterparties must be pre-approved prior to engaging in any transaction with the Company. Counterparties are monitored on a regular basis by the Company to ensure compliance with the Company’s risk policies and limits. In determining the counterparty credit risk valuation adjustment for the fair values of derivatives, the Company considers collateral and legally enforceable master netting agreements that mitigate credit exposure to related counterparties.
All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values. See Note 20: Fair Value Measurements and Disclosures for a description of the valuation methodologies of derivatives. Cash collateral posted and held balances are recorded in other assets and deposits, respectively, in the consolidated statement of financial condition. Collateral amounts recorded in the consolidated statement of financial condition are based on the net collateral posted or held position for each applicable legal entity's master netting arrangement with each counterparty.
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
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives at December 31, 2014 will be reclassified to interest expense as interest payments are made on certain of the Company's floating-rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $40 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.

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
Fair Value Hedges
The Company is exposed to changes in fair value of certain of its fixed-rate debt obligations due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value of certain fixed-rate senior notes, securitized debt and interest-bearing brokered deposits attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged fixed-rate senior notes, securitized debt and interest-bearing brokered deposits relating to the risk being hedged are recorded in interest expense. The changes generally provide substantial offset to one another, with any difference, or ineffectiveness recorded in interest expense. Any basis differences between the fair value and the carrying amount of the hedged item at the inception of the hedging relationship are amortized to interest expense.
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

The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions).

	December 31, 2014				December 31, 2013
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$4,100	8	$4	$18	$2,650	$18	$—
Interest rate swaps - fair value hedge	$5,507	175	31	2	$7,138	52	6
Foreign exchange forward contract - net investment hedge(1)	$7	1	—	—	$35	—	—
Derivatives not designated as hedges:
Foreign exchange forward contracts(2)	$53	9	—	—	$44	—	—
Interest rate swap(3)	$359	1	—	—	$796	—	—
Forward delivery contracts	$761	331	1	3	$693	5	1
Interest rate lock commitments(3)	$406	1,681	7	—	$235	4	—
Total gross derivative assets/liabilities(4)			43	23		79	7
Less: Collateral held/posted(5)			(20)	(23)		(61)	(7)
Total net derivative assets/liabilities			$23	$—		$18	$—

(1)	The foreign exchange forward contract has a notional amount of EUR 6 million and EUR 26 million as of December 31, 2014 and December 31, 2013, respectively.

(2)
The foreign exchange forward contracts have notional amounts of EUR 27 million, GBP 8 million, SGD 1 million and CHF 8 million as of December 31, 2014 and EUR 20 million and GBP 6 million, SGD 1 million and CHF 5 million as of December 31, 2013.

(3)	Interest rate swaps not designated as hedges and interest rate lock commitments do not have associated master netting arrangements.

(4)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At December 31, 2014 the Company had one outstanding contract with a notional amount of $33 million and immaterial fair value. At December 31, 2013 the Company one outstanding contract with a notional amount of $40 million and immaterial fair value.

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

The following tables summarize the impact of the derivative instruments on income and other comprehensive income, and indicates where within the consolidated financial statements such impact is reported for the period (dollars in millions):

		Amount of (Loss) Gain Recognized in Other Comprehensive Income
		For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	Location	2014	2013
Derivatives designated as hedges:
Interest rate swaps—cash flow/net investment hedges:
Total (losses) gains recognized in other comprehensive income after amounts reclassified into earnings, pre-tax	Other Comprehensive Income	$(27)	$13	$(6)	$(1)
Total (losses) gains recognized in other comprehensive income		$(27)	$13	$(6)	$(1)

		Amount of Gain (Loss) Recognized in Income
		For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	Location	2014	2013
Derivatives designated as hedges:
Interest rate swaps—cash flow hedges:
Amount reclassified from other comprehensive income into income	Interest Income	$—	$4	$7	$1
Amount reclassified from other comprehensive income into income	Interest Expense	(38)	(12)	—	—
Total amount reclassified from other comprehensive income into income		(38)	(8)	7	1

Interest rate swaps—fair value hedges:
Interest expense - ineffectiveness		(13)	(46)	58	(9)
Interest expense - other		38	41	30	3
Gain (loss) on interest rate swaps	Interest Expense	25	(5)	88	(6)

Interest expense - ineffectiveness		19	51	(52)	10
Interest expense - other		(2)	(6)	(6)	(1)
Gain (loss) on hedged item	Interest Expense	17	45	(58)	9

Total gains recognized in income		$4	$32	$37	$4

Derivatives not designated as hedges:
Gain (loss) on forward contracts	Other Income	$5	$(1)	$1	$(1)
Loss on interest rate swaps	Other Income	(1)	(1)	(7)	—
(Loss) gain on forward delivery contracts	Other Income	(6)	4	(1)	2
Gain on interest rate lock commitments	Other Income	87	121	110	17
Total gains on derivatives not designated as hedges recognized in income		$85	$123	$103	$18

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
As of December 31, 2014, DFS had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At December 31, 2014, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $97 million as of December 31, 2014.
The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

22.	Segment Disclosures
The Company’s business activities are managed in two segments: Direct Banking and Payment Services.

•
Direct Banking: The Direct Banking segment includes Discover-branded credit cards issued to individuals on the Discover Network and other consumer products and services, including private student loans, personal loans, home loans, home equity loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, the Company’s credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.

•
Payment Services: The Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and the Company’s Network Partners business, which provides payment transaction processing and settlement services on the Discover Network. This segment also includes the business operations of Diners Club Italy, which primarily consist of issuing Diners Club charge cards. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club.

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	The Company aggregates operating segments when determining reporting segments.

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.

•
Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments, with the exception of an allocation of direct and incremental costs driven by the Company's Payment Services segment.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data for the period (dollars in millions):

	Direct Banking	Payment Services	Total
For the Calendar Year Ended December 31, 2014
Interest income
Credit card	$6,359	$—	$6,359
Private student loans	312	—	312
PCI student loans	260	—	260
Personal loans	568	—	568
Other	97	—	97
Total interest income	7,596	—	7,596
Interest expense	1,134	—	1,134
Net interest income	6,462	—	6,462
Provision for loan losses	1,440	3	1,443
Other income	1,700	315	2,015
Other expense	3,117	223	3,340
Income before income tax expense	$3,605	$89	$3,694

For the Calendar Year Ended December 31, 2013
Interest income
Credit card	$5,978	$—	$5,978
Private student loans	252	—	252
PCI student loans	272	—	272
Personal loans	464	—	464
Other	98	—	98
Total interest income	7,064	—	7,064
Interest expense	1,146	—	1,146
Net interest income	5,918	—	5,918
Provision for loan losses	1,069	17	1,086
Other income	1,976	330	2,306
Other expense	2,961	233	3,194
Income before income tax expense	$3,864	$80	$3,944

The following table presents segment data for the period (dollars in millions):

	Direct Banking	Payment Services	Total
For the Fiscal Year Ended November 30, 2012
Interest income
Credit card	$5,751	$—	$5,751
Private student loans	184	—	184
PCI student loans	303	—	303
Personal loans	363	—	363
Other	102	—	102
Total interest income	6,703	—	6,703
Interest expense	1,331	—	1,331
Net interest income	5,372	—	5,372
Provision for loan losses	848	—	848
Other income	1,939	342	2,281
Other expense	2,891	161	3,052
Income before income tax expense	$3,572	$181	$3,753

For the One Month Ended December 31, 2012
Interest income
Credit card	$510	$—	$510
Private student loans	18	—	18
PCI student loans	24	—	24
Personal loans	34	—	34
Other	9	—	9
Total interest income	595	—	595
Interest expense	103	—	103
Net interest income	492	—	492
Provision for loan losses	178	—	178
Other income	169	31	200
Other expense	224	16	240
Income before income tax expense	$259	$15	$274

23.	Related Party Transactions
In the ordinary course of business, the Company offers consumer financial products to its directors, executive officers and certain members of their families. These products are offered on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties, and these receivables are included in the loan receivables in the Company's consolidated statements of financial condition. They were not material to the Company's financial position or results of operations.

24.	Parent Company Condensed Financial Information
The following Parent Company financial statements are provided in accordance with SEC rules, which require such disclosure when the restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets.
Discover Financial Services
(Parent Company Only)
Condensed Statements of Financial Condition

	December 31,
	2014	2013
	(dollars in millions)
Assets:
Cash and cash equivalents	$79	$4
Notes receivable from subsidiaries(1)	2,436	2,254
Investments in subsidiaries	10,360	9,824
Other assets	204	158
Total assets	$13,079	$12,240

Liabilities and Stockholders' Equity:
Non-interest bearing deposit accounts	$1	$6
Interest-bearing deposit accounts	4	7
Total deposits	5	13
Short-term borrowings from subsidiaries	108	146
Other long-term borrowings	1,559	1,045
Accrued expenses and other liabilities	273	227
Total liabilities	1,945	1,431
Stockholders' equity	11,134	10,809
Total liabilities and stockholders' equity	$13,079	$12,240

(1)
The Parent Company advanced $2.2 billion to Discover Bank as of December 31, 2014, which is included in notes receivables from subsidiaries. These funds are available to the Parent for liquidity purposes.

Discover Financial Services
(Parent Company Only)
Condensed Statements of Income

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
	(dollars in millions)
Interest income	$18	$22	$22	$2
Interest expense	86	84	52	7
Net interest expense	(68)	(62)	(30)	(5)
Dividends from subsidiaries	1,860	1,600	1,500	—
Total income (loss)	1,792	1,538	1,470	(5)
Other expense
Employee compensation and benefits	1	—	—	—
Professional fees	3	3	1	—
Other(1)	—	1	(171)	—
Total other expense (benefit)	4	4	(170)	—
Income (loss) before income tax benefit (expense) and equity in undistributed net income of subsidiaries	1,788	1,534	1,640	(5)
Income tax benefit (expense)	18	17	(54)	2
Equity in undistributed net income of subsidiaries	517	919	759	173
Net income	$2,323	$2,470	$2,345	$170

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

Discover Financial Services
(Parent Company Only)
Condensed Statements of Cash Flows

	For the Calendar Years Ended December 31,		For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2014	2013
	(dollars in millions)
Cash flows from operating activities
Net income	$2,323	$2,470	$2,345	$170
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(517)	(919)	(759)	(173)
Stock-based compensation expense	60	59	47	3
Deferred income taxes	(5)	(2)	109	(1)
Premium on debt issuance(1)	—	—	(176)	—
Depreciation and amortization	21	19	4	1
Changes in assets and liabilities:
(Increase) decrease in other assets	(50)	(33)	(16)	32
Increase (decrease) in other liabilities and accrued expenses	32	29	10	(15)
Net cash provided by operating activities	1,864	1,623	1,564	17

Cash flows from investing activities
Increase in investment in subsidiaries	(35)	—	(196)	(1)
(Increase) decrease in loans to subsidiaries	(182)	(29)	(520)	57
Net cash (used for) provided by investing activities	(217)	(29)	(716)	56

Cash flows from financing activities
Net (decrease) increase in short-term borrowings from subsidiaries	(38)	58	1	(6)
Proceeds from issuance of common stock	5	13	26	2
Proceeds from issuance of preferred stock	—	—	560	—
Proceeds from issuance of long-term borrowings	500	—	—	—
Proceeds from advances from subsidiaries	—	—	93	—
Purchases of treasury stock	(1,564)	(1,296)	(1,216)	(12)
Net (decrease) increase in deposits	(8)	(7)	12	(12)
Premium paid on debt exchange	—	—	(115)	—
Dividends paid on common and preferred stock	(467)	(399)	(209)	(5)
Net cash used for financing activities	(1,572)	(1,631)	(848)	(33)
Increase (decrease) in cash and cash equivalents	75	(37)	—	40
Cash and cash equivalents, at beginning of period	4	41	1	1
Cash and cash equivalents, at end of period	$79	$4	$1	$41

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$66	$65	$66	$2
Income taxes, net of income tax refunds	$65	$(1)	$(65)	$—

Non-cash investing and financing transactions:
Capital contribution to subsidiary(1)	$—	$—	$499	$—
Debt issuance, net of discount(1)	$—	$—	$(499)	$—

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

25.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to December 31, 2014 and determined there were no subsequent events that would require recognition or disclosure in the consolidated financial statements.

26.	Quarterly Results
The following table provides unaudited quarterly results (dollars in millions, except per share data):

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Interest income	$1,974	$1,926	$1,863	$1,833	$1,842	$1,787	$1,727	$1,708
Interest expense	302	288	274	270	273	278	297	298
Net interest income	1,672	1,638	1,589	1,563	1,569	1,509	1,430	1,410
Provision for loan losses	457	354	360	272	354	333	240	159
Other income(1)	365	552	583	515	560	553	611	582
Other expense	932	827	797	784	838	783	820	753
Income before income tax expense	648	1,009	1,015	1,022	937	946	981	1,080
Income tax expense	244	365	371	391	335	353	379	407
Net income	$404	$644	$644	$631	$602	$593	$602	$673
Net income allocated to common stockholders(2)	$392	$630	$630	$618	$588	$579	$588	$659
Basic earnings per common share(2)	$0.87	$1.37	$1.35	$1.31	$1.24	$1.20	$1.20	$1.33
Diluted earnings per common share(2)	$0.87	$1.37	$1.35	$1.31	$1.23	$1.20	$1.20	$1.33

(1)
During the three months ended December 31, 2014, the Company made certain changes to its customer rewards program eliminating forfeitures. These changes resulted in a one-time expense of $178 million due to the reversal of the estimate for customer rewards forfeiture, a contra-account to accrued expenses and other liabilities.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessments and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm's report on this matter is included in Item 8 of this annual report on Form 10-K.
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
Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in our proxy statement for our annual meeting of stockholders to be held on April 29, 2015 ("Proxy Statement") is incorporated by reference herein.
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
"2014 Executive Compensation”
"Compensation Committee Report”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the compensation plans under which our equity securities are authorized for issuance as of December 31, 2014, is set forth in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,037,578	26.40	26,952,590
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,037,578	26.40	26,952,590

(1)
Includes 3,362,398 vested and unvested restricted stock units and 1,559,675 vested and unvested performance stock units that can be converted to up to 2 shares per each unit dependent on the performance factor.

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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	84
Consolidated Statements of Financial Condition as of December 31, 2014 and 2013	86
Consolidated Statements of Income for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012	87
Consolidated Statements of Comprehensive Income for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012	88
Consolidated Statements of Changes in Stockholders' Equity for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012	89
Consolidated Statements of Cash Flows for the calendar years ended December 31, 2014 and 2013, fiscal year ended November 30, 2012 and one month ended December 31, 2012	90
Notes to the Consolidated Financial Statements	91

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
Date: February 25, 2015

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2015.

Signature	Title

/S/ DAVID W. NELMS	Chairman and Chief Executive Officer
David W. Nelms

/S/ R. MARK GRAF	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
R. Mark Graf

/S/ EDWARD W. McGROGAN	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Edward W. McGrogan

/S/ LAWRENCE A. WEINBACH	Lead Director
Lawrence A. Weinbach

/S/ JEFFREY S. ARONIN	Director
Jeffrey S. Aronin

/S/ MARY K. BUSH	Director
Mary K. Bush

/S/ GREGORY C. CASE	Director
Gregory C. Case

/S/ CANDACE H. DUNCAN	Director
Candace H. Duncan

/S/ CYNTHIA A. GLASSMAN	Director
Cynthia A. Glassman

/S/ RICHARD H. LENNY	Director
Richard H. Lenny

/S/ THOMAS G. MAHERAS	Director
Thomas G. Maheras

/S/ MICHAEL H. MOSKOW	Director
Michael H. Moskow

/S/ MARK A. THIERER	Director
Mark A. Thierer

Exhibit Index

Exhibit Number	Description
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

4.5	Deposit Agreement, dated October 16, 2012 (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on October 16, 2012 and incorporated herein by reference thereto).

4.6
Form of Certificate Representing the Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 4.2 to Discover Financial Services' Current Report on Form 8-K filed on October 16, 2012 and incorporated herein by reference thereto).

Exhibit Number	Description
4.7
Fiscal and Paying Agency Agreement between Discover Bank and U.S. Bank National Association dated as of February 21, 2013 (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on February 21, 2013 and incorporated herein by reference thereto).

4.8
Fiscal and Paying Agency Agreement, dated as of August 8, 2013, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on August 8, 2013 and incorporated herein by reference thereto).

4.9
Fiscal and Paying Agency Agreement, dated as of March 13, 2014, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on March 13, 2014 and incorporated herein by reference thereto).

4.10
Fiscal and Paying Agency Agreement, dated as of August 7, 2014, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on August 7, 2014 and incorporated herein by reference thereto).

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

10.6
Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of June 4, 2010 (filed as Exhibit 4.1 to Discover Bank's Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference thereto), as amended by the First Amendment to Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank, as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of October 18, 2011 (filed as Exhibit 4.1 to Discover Bank's Current Report on Form 8-K filed on October 19, 2011 and incorporated herein by reference thereto) and the Second Amendment to Second Amended and Restated Pooling and Servicing Agreement, between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association, as Trustee, dated as of October 3, 2014 (filed as Exhibit 4.1 to Discover Bank's Current Report on Form 8-K filed on October 3, 2014 and incorporated herein by reference thereto).

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

10.19†
Discover Financial Services Change-in-Control Severance Policy Amended and Restated October 15, 2014 (filed as Exhibit 10.1 to Discover Financial Services' Current Report on Form 8-K filed on October 16, 2014 and incorporated by reference thereto).

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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.41
Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as an attachment to Discover Financial Services' Proxy Statement on Schedule 14A filed on March 19, 2014 and incorporated herein by reference thereto).

10.42
Form 2014 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and
Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services' Quarterly
Report on Form 10-Q filed on April 29, 2014 and incorporated herein by reference thereto).

10.43
Form 2014 Award Certificate for Performance Stock Units Under Discover Financial Services Amended
and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services'
Quarterly Report on Form 10-Q filed on April 29, 2014 and incorporated herein by reference thereto).

10.44
Amendment No. 4 to the Directors' Compensation Plan of Discover Financial Services, effective as of May 7, 2014 (filed as Exhibit 10.2 to Discover Financial Services' Quarterly Report on Form 10-Q filed on
August 1, 2014 and incorporated herein by reference thereto).

11
Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8, Note 16: Earnings Per Share to the consolidated financial statements and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.