Form 10-Q
period 2015-03-31
Discover Financial Services
filed 2015-04-30
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 24, 2015, there were 442,505,016 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015
Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	March 31, 2015	December 31, 2014
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$11,814	$7,284
Restricted cash	109	106
Investment securities (includes $2,663 and $3,847 at fair value at March 31, 2015 and December 31, 2014, respectively)	2,778	3,949
Loan receivables:
Loan receivables (includes $180 and $122 at fair value at March 31, 2015 and December 31, 2014, respectively)	67,648	69,969
Allowance for loan losses	(1,776)	(1,746)
Net loan receivables	65,872	68,223
Premises and equipment, net	678	670
Goodwill	257	257
Intangible assets, net	175	176
Other assets	2,495	2,461
Total assets	$84,178	$83,126
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$46,124	$45,792
Non-interest bearing deposit accounts	303	297
Total deposits	46,427	46,089
Short-term borrowings	166	113
Long-term borrowings	22,924	22,544
Accrued expenses and other liabilities	3,450	3,246
Total liabilities	72,967	71,992
Commitments, contingencies and guarantees (Notes 8, 11 and 12)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 560,542,486 and 558,194,324 shares issued at March 31, 2015 and December 31, 2014, respectively	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued and outstanding and aggregate liquidation preference of $575 at March 31, 2015 and December 31, 2014	560	560
Additional paid-in capital	3,841	3,790
Retained earnings	11,936	11,467
Accumulated other comprehensive loss	(161)	(138)
Treasury stock, at cost; 115,973,061 and 109,006,038 shares at March 31, 2015 and December 31, 2014, respectively	(4,970)	(4,550)
Total stockholders’ equity	11,211	11,134
Total liabilities and stockholders’ equity	$84,178	$83,126

The table below presents the carrying amounts of certain assets and liabilities of Discover Financial Services’ consolidated variable interest entities (VIEs) which are included in the condensed consolidated statements of financial condition above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third-party liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts for which creditors have recourse to the general credit of Discover Financial Services.

	March 31, 2015	December 31, 2014
	(unaudited) (dollars in millions)
Assets
Restricted cash	$104	$102
Loan receivables	$30,226	$32,304
Allowance for loan losses allocated to securitized loan receivables	$(826)	$(833)
Other assets	$37	$37
Liabilities
Long-term borrowings	$17,269	$17,395
Accrued expenses and other liabilities	$11	$11

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended March 31,
	2015	2014
	(unaudited) (dollars in millions, except per share amounts)
Interest income:
Credit card loans	$1,606	$1,537
Other loans	304	275
Investment securities	13	16
Other interest income	6	5
Total interest income	1,929	1,833
Interest expense:
Deposits	152	153
Short-term borrowings	1	1
Long-term borrowings	147	116
Total interest expense	300	270
Net interest income	1,629	1,563
Provision for loan losses	390	272
Net interest income after provision for loan losses	1,239	1,291
Other income:
Discount and interchange revenue, net	268	254
Protection products revenue	71	83
Loan fee income	81	83
Transaction processing revenue	42	44
Gain on investments	8	4
Gain on origination and sale of mortgage loans	40	16
Other income	32	31
Total other income	542	515
Other expense:
Employee compensation and benefits	331	307
Marketing and business development	182	169
Information processing and communications	88	84
Professional fees	127	99
Premises and equipment	24	23
Other expense	121	102
Total other expense	873	784
Income before income tax expense	908	1,022
Income tax expense	322	391
Net income	$586	$631
Net income allocated to common stockholders	$573	$618
Basic earnings per common share	$1.28	$1.31
Diluted earnings per common share	$1.28	$1.31
Dividends declared per common share	$0.24	$0.20

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended March 31,
	2015	2014
	(unaudited) (dollars in millions)
Net income	$586	$631
Other comprehensive loss, net of taxes
Unrealized gain on available-for-sale investment securities, net of tax	—	2
Unrealized loss on cash flow hedges, net of tax	(23)	(4)
Other comprehensive loss	(23)	(2)
Comprehensive income	$563	$629

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2013	575	$560	555,350	$5	$3,687	$9,611	$(68)	$(2,986)	$10,809
Net income	—	—	—	—	—	631	—	—	631
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Purchases of treasury stock	—	—	—	—	—	—	—	(365)	(365)
Common stock issued under employee benefit plans	—	—	14	—	1	—	—	—	1
Common stock issued and stock-based compensation expense	—	—	2,671	—	51	—	—	—	51
Dividends — common stock	—	—	—	—	—	(95)	—	—	(95)
Dividends — preferred stock	—	—	—	—	—	(9)	—	—	(9)
Balance at March 31, 2014	575	$560	558,035	$5	$3,739	$10,138	$(70)	$(3,351)	$11,021

Balance at December 31, 2014	575	$560	558,194	$5	$3,790	$11,467	$(138)	$(4,550)	$11,134
Net income	—	—	—	—	—	586	—	—	586
Other comprehensive loss	—	—	—	—	—	—	(23)	—	(23)
Purchases of treasury stock	—	—	—	—	—	—	—	(420)	(420)
Common stock issued under employee benefit plans	—	—	18	—	1	—	—	—	1
Common stock issued and stock-based compensation expense	—	—	2,330	—	50	—	—	—	50
Dividends — common stock	—	—	—	—	—	(108)	—	—	(108)
Dividends — preferred stock	—	—	—	—	—	(9)	—	—	(9)
Balance at March 31, 2015	575	$560	560,542	$5	$3,841	$11,936	$(161)	$(4,970)	$11,211

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2015	2014
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$586	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	390	272
Depreciation and amortization	95	90
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(113)	(119)
Net gain on origination and sale of loans, investments and other assets	(36)	(13)
Proceeds from sale of mortgage loans originated for sale	1,083	512
Net principal disbursed on mortgage loans originated for sale	(1,110)	(478)
Other, net	(8)	41
Changes in assets and liabilities:
Increase in other assets	(40)	(41)
Decrease in accrued expenses and other liabilities	216	234
Net cash provided by operating activities	1,063	1,129

Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	1,188	1,276
Purchases of available-for-sale investment securities	—	(101)
Maturities of held-to-maturity investment securities	2	5
Purchases of held-to-maturity investment securities	(17)	(8)
Net principal repaid on loans originated for investment	2,129	1,692
Purchases of other investments	(5)	(29)
Increase in restricted cash	(3)	(981)
Purchases of premises and equipment	(41)	(43)
Net cash provided by investing activities	3,253	1,811

Cash flows from financing activities
Net increase (decrease) in short-term borrowings	53	(16)
Proceeds from issuance of securitized debt	950	1,650
Maturities and repayment of securitized debt	(1,083)	(2,352)
Proceeds from issuance of other long-term borrowings	499	399
Proceeds from issuance of common stock	1	1
Purchases of treasury stock	(420)	(365)
Net increase in deposits	333	26
Dividends paid on common and preferred stock	(119)	(106)
Net cash provided by (used for) financing activities	214	(763)
Net increase in cash and cash equivalents	4,530	2,177
Cash and cash equivalents, at beginning of period	7,284	6,554
Cash and cash equivalents, at end of period	$11,814	$8,731

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
Description of Business
Discover Financial Services (“DFS” or the “Company”) is a direct banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company provides direct banking products and services and payment services through its subsidiaries. The Company offers its customers credit card loans, private student loans, personal loans, home loans, home equity loans and deposit products. The Company also operates the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network processes transactions for Discover-branded credit cards and also provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2014 audited consolidated financial statements filed with the Company’s annual report on Form 10-K for the calendar year ended December 31, 2014.
Recently Issued Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The guidance in this update was issued to improve targeted areas of the accounting rules for consolidation. The ASU changes the analysis which a reporting entity would use to determine if certain types of legal entities should be consolidated. In addition, it modifies the determination of whether a limited partnership (“LP”) should be evaluated as a VIE or a voting interest entity and eliminates the presumption that a general partner should consolidate a LP. The amendments will primarily trigger a review of the Company’s tax credit investments, which typically utilize limited liability entities. Management is in the process of reviewing those and all other involvements with potential VIEs to determine if its prior conclusions about consolidation or non-consolidation of those entities continue to be appropriate in light of the amended guidance. The new guidance will become effective for the Company on January 1, 2016.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes existing revenue recognition requirements in Topic 605, Revenue Recognition, including an assortment of transaction-specific and industry-specific rules. The ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore the Company’s net interest income should not be affected. The Company’s revenue from discount and interchange, protection products, transaction processing and certain fees are within the scope of these rules. Management has not yet completed its evaluation of the impact, if any, of the new guidance on these revenues. As issued, the new revenue recognition rules were to become effective January 1, 2017. In the first quarter of 2015, the FASB proposed a deferral of the effective date to January 1, 2018. This proposal is expected to be approved in the second quarter of 2015. If the proposal is approved, then upon adoption in 2018, the Company will record an adjustment to retained earnings as of the beginning of the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2018, without restating prior periods presented. Management has not yet determined which transition reporting option it will apply.
In January 2014, the FASB issued ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This standard will permit a reporting entity to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under this new method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). This treatment will replace the effective yield method currently permitted for certain investments of this kind. The Company has not historically utilized the effective yield method, and as a result, implementation of this ASU will not impact the Company’s accounting for its investments in qualified affordable housing projects unless a subsequent election is made to apply it. In addition to establishing the conditions under which the proportional amortization method can be used, the ASU calls for additional disclosures that will enable the reader to understand the nature of the investment and the effect of its measurement and related tax credits on the company’s financial position and results of operations. The new guidance is effective for annual reporting periods beginning after December 15, 2014 and interim periods within those periods, with early adoption permitted. The standard requires additional disclosure about the nature of the Company's affordable housing investments, discussed in detail below at Note 2: Investments, but unless the Company subsequently elects to apply the proportional amortization model, the new guidance has no effect on the Company’s financial condition, results of operations or cash flows.

2.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	March 31, 2015	December 31, 2014
U.S. Treasury securities(1)	$608	$1,330
U.S. government agency securities	628	1,033
States and political subdivisions of states	10	10
Residential mortgage-backed securities - Agency(2)	1,532	1,576
Total investment securities	$2,778	$3,949

(1)	Includes $17 million and $16 million of U.S. Treasury securities pledged as swap collateral in lieu of cash as of March 31, 2015 and December 31, 2014, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2015
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$600	$7	$—	$607
U.S. government agency securities	620	8	—	628
Residential mortgage-backed securities - Agency	1,406	22	—	1,428
Total available-for-sale investment securities	$2,626	$37	$—	$2,663
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	10	—	—	10
Residential mortgage-backed securities - Agency(4)	104	2	—	106
Total held-to-maturity investment securities	$115	$2	$—	$117

At December 31, 2014
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$1,317	$12	$—	$1,329
U.S. government agency securities	1,021	12	—	1,033
Residential mortgage-backed securities - Agency	1,473	13	(1)	1,485
Total available-for-sale investment securities	$3,811	$37	$(1)	$3,847
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	10	—	—	10
Residential mortgage-backed securities - Agency(4)	91	2	—	93
Total held-to-maturity investment securities	$102	$2	$—	$104

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions). Gross unrealized losses related to investment securities were not material for the three months ended March 31, 2015.

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2014
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	8	$97	$—	$225	$(1)

There were no gains or losses related to other-than-temporary impairments during the three months ended March 31, 2015 and 2014.

The following table provides information about proceeds from sales, recognized gains and losses and net unrealized gains and losses on available-for-sale securities (dollars in millions):

	For the Three Months Ended March 31,
	2015	2014
Proceeds from the sales of available-for-sale investment securities	$899	$1,220
Gain on sales of available-for-sale investment securities	$8	$4
Net unrealized gain recorded in other comprehensive income, before-tax	$—	$3
Net unrealized gain recorded in other comprehensive income, after-tax	$—	$2

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the table below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At March 31, 2015
Available-for-Sale—Amortized Cost
U.S. Treasury securities	$100	$500	$—	$—	$600
U.S. government agency securities	125	495	—	—	620
Residential mortgage-backed securities - Agency	—	—	465	941	1,406
Total available-for-sale investment securities	$225	$995	$465	$941	$2,626
Held-to-Maturity—Amortized Cost
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	10	10
Residential mortgage-backed securities - Agency	—	—	—	104	104
Total held-to-maturity investment securities	$1	$—	$—	$114	$115
Available-for-Sale—Fair Values
U.S. Treasury securities	$101	$506	$—	$—	$607
U.S. government agency securities	126	502	—	—	628
Residential mortgage-backed securities - Agency	—	—	471	957	1,428
Total available-for-sale investment securities	$227	$1,008	$471	$957	$2,663
Held-to-Maturity—Fair Values
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	10	10
Residential mortgage-backed securities - Agency	—	—	—	106	106
Total held-to-maturity investment securities	$1	$—	$—	$116	$117

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statements of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of March 31, 2015 and December 31, 2014, the Company had outstanding investments in these entities of $312 million and $325 million, respectively, and related contingent liabilities of $46 million and $51 million, respectively. Of the above outstanding equity investments, the Company had $197 million and $201 million, respectively, of investments related to affordable housing projects, which had $32 million and $38 million related contingent liabilities as of March 31, 2015 and December 31, 2014, respectively.

3.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and purchased credit-impaired ("PCI") loans.
The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	March 31, 2015	December 31, 2014
Loan receivables
Credit card loans(1)	$53,499	$56,128
Other loans
Personal loans	5,065	5,007
Private student loans	5,177	4,850
Mortgage loans held for sale(2)	180	122
Other(3)	208	202
Total other loans	10,630	10,181
Purchased credit-impaired loans(4)	3,519	3,660
Total loan receivables	67,648	69,969
Allowance for loan losses	(1,776)	(1,746)
Net loan receivables	$65,872	$68,223

(1)
Amounts include $21.7 billion underlying investors’ interest in trust debt at March 31, 2015 and December 31, 2014 and $6.7 billion and $8.6 billion in seller's interest at March 31, 2015 and December 31, 2014, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for further information.

(2)	Substantially all mortgage loans held for sale are pledged as collateral against the warehouse line of credit used to fund consumer residential loans.

(3)	Other includes home equity loans.

(4)
Amounts include $1.9 billion and $2.0 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at March 31, 2015 and December 31, 2014, respectively. See Note 4: Credit Card and Student Loan Securitization Activities.

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

Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for mortgage loans held for sale and PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At March 31, 2015
Credit card loans(2)	$421	$458	$879	$411	$167
Other loans
Personal loans(3)	28	11	39	10	6
Private student loans (excluding PCI)(4)	56	30	86	30	—
Other	1	1	2	—	23
Total other loans (excluding PCI)	85	42	127	40	29
Total loan receivables (excluding PCI)	$506	$500	$1,006	$451	$196

At December 31, 2014
Credit card loans(2)	$491	$480	$971	$442	$157
Other loans
Personal loans(3)	29	11	40	10	5
Private student loans (excluding PCI)(4)	62	25	87	25	—
Other	1	1	2	—	21
Total other loans (excluding PCI)	92	37	129	35	26
Total loan receivables (excluding PCI)	$583	$517	$1,100	$477	$183

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $7 million for the three months ended March 31, 2015 and 2014. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)	Credit card loans that are 90 or more days delinquent and accruing interest include $43 million of loans accounted for as troubled debt restructurings at March 31, 2015 and December 31, 2014.

(3)	Personal loans that are 90 or more days delinquent and accruing interest include $3 million of loans accounted for as troubled debt restructurings at March 31, 2015 and December 31, 2014.

(4)	Private student loans that are 90 or more days delinquent and accruing interest include $5 million of loans accounted for as troubled debt restructurings at March 31, 2015 and December 31, 2014.

Net Charge-offs
Information related to the net charge-offs in the Company's loan portfolio is shown below by each class of loan receivables except for mortgage loans held for sale and PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended March 31,
	2015		2014
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans	$319	2.40%	$294	2.32%
Other loans
Personal loans	28	2.22%	21	2.07%
Private student loans (excluding PCI)	13	1.03%	14	1.31%
Total other loans (excluding PCI)	41	1.58%	35	1.67%
Net charge-offs as a percentage of total loans (excluding PCI)	$360	2.26%	$329	2.22%
Net charge-offs as a percentage of total loans (including PCI)	$360	2.14%	$329	2.08%

As part of credit risk management activities, on an ongoing basis, the Company reviews information related to the performance of a customer’s account with the Company as well as information from credit bureaus, such as FICO or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed monthly or quarterly thereafter to assist in predicting customer behavior. Historically, the Company has noted that a significant proportion of delinquent accounts have FICO scores below 660.
The following table provides the most recent FICO scores available for the Company’s customers as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
At March 31, 2015
Credit card loans	83%	17%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

At December 31, 2014
Credit card loans	83%	17%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At March 31, 2015 and December 31, 2014, there were $54 million and $49 million of private student loans, including PCI, in forbearance, respectively. In addition, at March 31, 2015 and December 31, 2014, there were 0.9% and 0.8% of private student loans in forbearance as a percentage of student loans in repayment and forbearance, respectively.

Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Three Months Ended March 31, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions:
Provision for loan losses	337	31	20	2	390
Deductions:
Charge-offs	(428)	(31)	(15)	—	(474)
Recoveries	109	3	2	—	114
Net charge-offs	(319)	(28)	(13)	—	(360)
Balance at end of period	$1,492	$123	$142	$19	$1,776

	For the Three Months Ended March 31, 2014
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions:
Provision for loan losses	230	18	23	1	272
Deductions:
Charge-offs	(408)	(24)	(15)	—	(447)
Recoveries	114	3	1	—	118
Net charge-offs	(294)	(21)	(14)	—	(329)
Balance at end of period	$1,342	$109	$122	$18	$1,591

(1)	Includes both PCI and non-PCI private student loans.
Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the table above. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended March 31,
	2015	2014
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$75	$72
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$20	$17

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(3)	Other Loans(4)	Total
At March 31, 2015
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,334	$118	$101	$1	$1,554
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	158	5	13	18	194
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Total allowance for loan losses	$1,492	$123	$142	$19	$1,776
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$52,475	$5,007	$5,136	$147	$62,765
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,024	58	41	61	1,184
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	3,519	—	3,519
Total recorded investment	$53,499	$5,065	$8,696	$208	$67,468

At December 31, 2014
Allowance for loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$1,314	$114	$96	$1	$1,525
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	160	6	11	16	193
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Total allowance for loan losses	$1,474	$120	$135	$17	$1,746
Recorded investment in loans evaluated for impairment as:
Collectively evaluated for impairment in accordance with ASC 450-20	$55,091	$4,952	$4,812	$142	$64,997
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,037	55	38	60	1,190
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	3,660	—	3,660
Total recorded investment	$56,128	$5,007	$8,510	$202	$69,847

(1)
Loan receivables evaluated for impairment in accordance with Accounting Standards Codification ("ASC") 310-10-35 include credit card loans, personal loans and student loans collectively evaluated for impairment in accordance with ASC Subtopic 310-40, Receivables, which consists of modified loans accounted for as troubled debt restructurings. Other loans are individually evaluated for impairment and generally do not represent troubled debt restructurings.

(2)
The unpaid principal balance of credit card loans was $868 million and $878 million at March 31, 2015 and December 31, 2014, respectively. The unpaid principal balance of personal loans was $58 million and $54 million at March 31, 2015 and December 31, 2014, respectively. The unpaid principal balance of student loans was $40 million and $37 million at March 31, 2015 and December 31, 2014, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

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
To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance periods of up to 12 months over the life of the loan. Forbearance provides borrowers a deferment in making payments, during which time loan interest continues to accrue at contractual rates. The Company does not anticipate significant shortfalls in the contractual amount due for borrowers using a first hardship forbearance period as the historical performance of these borrowers is not significantly different from the overall portfolio. However, when a borrower is 30 or more days delinquent and granted a second hardship forbearance period, the forbearance is considered a troubled debt restructuring. In addition, the Company offers temporary reduced payment programs, which normally consist of a reduction of the minimum payment for a period of no longer than 12 months. When a student loan borrower is enrolled in a temporary reduced payment program for 12 months or fewer over the life of the loan, the modification is not considered a troubled debt restructuring. No loans have been in a temporary modification program for greater than 12 months.
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

Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended March 31, 2015
Credit card loans
Modified credit card loans(3)	$255	$11	$1
Internal programs	$452	$3	$15
External programs	$323	$6	$3
Personal loans	$57	$2	$1
Private student loans	$40	$1	N/A

For the Three Months Ended March 31, 2014
Credit card loans
Modified credit card loans(3)	$256	$11	$1
Internal programs	$454	$3	$15
External programs	$394	$7	$3
Personal loans	$44	$1	$—
Private student loans	$29	$1	N/A

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

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three months ended March 31, 2015 and 2014, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended March 31, 2015 and 2014, the Company forgave approximately $11 million and $10 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.
The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended March 31,
	2015		2014
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period:
Credit card loans
Internal programs	13,243	$86	12,436	$81
External programs	7,617	$39	8,431	$44
Personal loans	986	$12	712	$8
Private student loans	469	$7	307	$4

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended March 31,
	2015		2014
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted:
Credit card loans
Internal programs(1)(2)	3,176	$20	2,331	$14
External programs(1)(2)	1,643	$7	1,881	$8
Personal loans(2)	151	$2	106	$1
Private student loans(3)	305	$4	311	$5

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
Of the account balances that defaulted as shown above for the three months ended March 31, 2015 and 2014, approximately 43% and 34%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at March 31, 2015 and December 31, 2014. Total PCI student loans had an outstanding balance of $3.8 billion and $3.9 billion, including accrued interest, and a related carrying amount of $3.5 billion and $3.7 billion as of March 31, 2015 and December 31, 2014, respectively.
The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$1,341	$1,580
Accretion into interest income	(59)	(68)
Other changes in expected cash flows	(101)	—
Balance at end of period	$1,181	$1,512

Periodically the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the three months ended March 31, 2015 and 2014. The allowance for PCI loan losses at March 31, 2015 and December 31, 2014 was $28 million. For the three months ended March 31, 2015, changes in other cash flow assumptions resulted in a decrease in accretable yield primarily related to changes in borrower prepayments. For the three months ended March 31, 2014, there were no changes in other cash flow assumptions. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At March 31, 2015, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.15% and 0.70%, respectively. At December 31, 2014, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.35% and 0.75%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.50% and 0.75% for the three months ended March 31, 2015 and 2014, respectively.
Mortgage Loans Held For Sale
The following table provides a summary of the initial unpaid principal balance of mortgage loans sold during each period, by type of loan (dollars in millions):

	For the Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%
Conforming(1)	$993	94.21%	$447	89.94%
FHA(2)	54	5.12	48	9.66
Jumbo(3)	6	0.57	2	0.40
VA(4)	1	0.10	—	—
Total	$1,054	100.00%	$497	100.00%

(1)	Conforming loans are loans that conform to Government Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The initial loan amount must be within certain limits.

(3)	Jumbo loans are loans with an initial amount larger than the limits set by a Government Sponsored Enterprise.

(4)	VA loans are loans that are insured by and conform to the Department of Veteran Affairs guidelines.

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
The Company’s credit card securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company. The Company’s retained interests in the assets of the trusts, consisting of investments in DCENT notes and previously outstanding DCMT certificates held by subsidiaries of Discover Bank, constitute intercompany positions which are eliminated in the preparation of the Company’s condensed consolidated statements of financial condition.
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

The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	March 31, 2015	December 31, 2014
Restricted cash	$16	$16
Investors’ interests held by third-party investors	15,900	15,950
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,782	5,789
Seller’s interest	6,650	8,596
Loan receivables(1)	28,332	30,335
Allowance for loan losses allocated to securitized loan receivables(1)	(798)	(805)
Net loan receivables	27,534	29,530
Other	37	37
Carrying value of assets of consolidated variable interest entities	$27,587	$29,583

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
Another feature of the Company’s credit card securitization structure that is designed to protect investors’ interests from loss is a reserve account funding requirement in which excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.5%, with increasing funding requirements as excess spread levels decline below preset levels to 0%.
In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of March 31, 2015, no economic or other early amortization events have occurred.
The table below provides information concerning investors’ interests and related excess spread (dollars in millions):

At March 31, 2015	Investors’ Interests(1)	# of Series Outstanding	3-Month Rolling Average Excess Spread
Discover Card Execution Note Trust (DiscoverSeries notes)	$21,682	39	13.31%

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.
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
Student Loan Securitization Activities
The Company’s student loan securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company. Trust receivables underlying third-party investors’ interests are recorded in PCI loans and the related debt issued by the trusts is reported in long-term borrowings. The assets of the Company’s consolidated VIEs are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trusts.
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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	March 31, 2015	December 31, 2014
Restricted cash	$88	$86

Student loan receivables(1)	1,894	1,969
Allowance for loan losses allocated to securitized loan receivables(1)	(28)	(28)
Net student loan receivables	1,866	1,941
Carrying value of assets of consolidated variable interest entities	$1,954	$2,027

(1)
The Company maintains its allowance for loan losses on PCI loans sufficient to absorb probable decreases in cash flows that were previously expected. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company's balance sheet in accordance with GAAP.

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
As of March 31, 2015 and December 31, 2014, the Company had approximately $29.3 billion and $28.8 billion, respectively, of direct-to-consumer deposits. As of March 31, 2015 and December 31, 2014, the Company had approximately $17.1 billion and $17.3 billion, respectively, of brokered and other deposits.
A summary of interest-bearing deposit accounts is as follows (dollars in millions):

	March 31, 2015	December 31, 2014
Certificates of deposit in amounts less than $100,000(1)	$21,235	$21,502
Certificates of deposit from amounts of $100,000 to less than $250,000(1)	4,397	4,481
Certificates of deposit in amounts of $250,000(1) or greater	1,146	1,153
Savings deposits, including money market deposit accounts	19,346	18,656
Total interest-bearing deposits	$46,124	$45,792
Average annual interest rate	1.27%	1.29%

(1)
$100,000 represents the basic insurance amount previously covered by the Federal Deposit Insurance Corporation (the "FDIC"). Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

Certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter were as follows (dollars in millions):

Year	March 31, 2015
2015	$9,288
2016	$7,128
2017	$3,928
2018	$2,402
2019	$1,646
Thereafter	$2,386

6.	Long-Term Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	March 31, 2015				December 31, 2014
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2015-2019	0.69-5.65%	1.88%	$7,950	$8,950
Floating-rate asset-backed securities(2)(3)	2015-2019	0.35-0.75%	0.52%	7,949	7,000
Total Discover Card Master Trust I and Discover Card Execution Note Trust				15,899	15,950

Floating-rate asset-backed securities(4)(5)(6)(7)	2031-2042	0.42-4.25%	1.94%	1,370	1,445
Total SLC Private Student Loan Trusts				1,370	1,445
Total Long-Term Borrowings - owed to securitization investors				17,269	17,395

Discover Financial Services (Parent Company)
Fixed-rate senior notes(1)	2017-2025	3.75-10.25%	4.76%	2,064	1,558

Discover Bank
Senior bank notes	2018-2026	2.00-4.25%	3.38%	2,892	2,892
Subordinated bank notes	2019-2020	7.00-8.70%	7.49%	698	698

Capital lease obligations	2016	4.51%	4.51%	1	1
Total long-term borrowings				$22,924	$22,544

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”). Use of these interest rate swaps impacts carrying value of the debt. See Note 14: Derivatives and Hedging Activities.

(2)
Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 18 to 58 basis points and 3-month LIBOR + 20 basis points.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 14: Derivatives and Hedging Activities.

(4)
SLC Private Student Loan Trusts floating-rate asset-backed securities include issuances with the following interest rate terms: 3-month LIBOR + 17 to 45 basis points, Prime rate + 75 to 100 basis points and 1-month LIBOR + 350 basis points.

(5)
The Company acquired an interest rate swap related to the securitized debt assumed in the SLC transaction. The swap does not qualify for hedge accounting and has no impact on debt carrying value. See Note 14: Derivatives and Hedging Activities.

(6)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(7)	Includes $339 million of senior notes maturing in 2031, $784 million of senior and subordinated notes maturing in 2036 and $247 million of senior notes maturing in 2042 as of March 31, 2015.
Maturities
Long-term borrowings had the following maturities (dollars in millions):

Year	March 31, 2015
Due in 2015	$2,301
Due in 2016	3,050
Due in 2017	5,107
Due in 2018	3,599
Due in 2019	3,278
Thereafter	5,589
Total	$22,924

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of March 31, 2015, the total commitment of secured credit facilities through private providers was $7.5 billion, none of which had been used at March 31, 2015. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in 2016, 2017 and 2018. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

7.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in millions):

	Unrealized Gain on Available-for-Sale Investment Securities, Net of Tax	(Loss) Gain on Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax(1)	Pension Plan Loss, Net of Tax	AOCI
For the Three Months Ended March 31, 2015
Balance at December 31, 2014	$23	$(7)	$—	$(154)	$(138)
Net change	—	(23)	—	—	(23)
Balance at March 31, 2015	$23	$(30)	$—	$(154)	$(161)

For the Three Months Ended March 31, 2014
Balance at December 31, 2013	$19	$13	$1	$(101)	$(68)
Net change	2	(4)	—	—	(2)
Balance at March 31, 2014	$21	$9	$1	$(101)	$(70)

(1)	Includes unrealized gains/losses on hedge of net investment in foreign subsidiary, net of tax expense/benefit and net gains/losses on foreign currency translation adjustments.
The table below presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Three Months Ended March 31, 2015
Available-for-Sale Investment Securities:
Net unrealized holding gain arising during the period	$8	$(3)	$5
Amounts reclassified from AOCI	(8)	3	(5)
Net change	$—	$—	$—
Cash Flow Hedges:
Net unrealized loss arising during the period	$(47)	$17	$(30)
Amounts reclassified from AOCI	12	(5)	7
Net change	$(35)	$12	$(23)

For the Three Months Ended March 31, 2014
Available-for-Sale Investment Securities:
Net unrealized holding gain arising during the period	$7	$(3)	$4
Amounts reclassified from AOCI	(4)	2	(2)
Net change	$3	$(1)	$2
Cash Flow Hedges:
Net unrealized loss arising during the period	$(13)	$5	$(8)
Amounts reclassified from AOCI	7	(3)	4
Net change	$(6)	$2	$(4)

8.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended March 31,
	2015	2014
Income before income tax expense	$908	$1,022
Income tax expense	$322	$391
Effective income tax rate	35.5%	38.3%

Income tax expense and the effective tax rate decreased $69 million and 2.8%, respectively, for the three months ended March 31, 2015, as compared to the same period in 2014 reflecting a decrease in pretax income and favorable adjustments to unrecognized tax benefits as a result of resolution of certain tax matters.
The Company is subject to examination by the Internal Revenue Service (“IRS”) and the tax authorities in various state and foreign tax jurisdictions. The tax years under examination vary by jurisdiction. The IRS is currently examining 2011 through 2012.
The Company is pursuing an administrative appeal of the IRS’s proposed assessment for the years 1999 through 2005. It is reasonably possible that a settlement of the IRS appeal of the years 1999 through 2005 and certain state audits may be made within 12 months of the reporting date. The Company believes it is reasonably possible that a reduction of unrecognized tax benefits in the range of $100 million to $350 million could be recognized. The Company is also pursuing an administrative appeal of the IRS's proposed assessment for the years 2008 through 2010.
The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that could result from such examinations.

9.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$586	$631
Preferred stock dividends	(9)	(9)
Net income available to common stockholders	577	622
Income allocated to participating securities	(4)	(4)
Net income allocated to common stockholders	$573	$618
Denominator:
Weighted-average shares of common stock outstanding	448	471
Effect of dilutive common stock equivalents	—	1
Weighted-average shares of common stock outstanding and common stock equivalents	448	472
Basic earnings per common share	$1.28	$1.31
Diluted earnings per common share	$1.28	$1.31

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three months ended March 31, 2015 and 2014.

10.	Capital Adequacy
The Company is subject to the capital adequacy guidelines of the Federal Reserve, and Discover Bank, the Company’s main banking subsidiary, is subject to various regulatory capital requirements as administered by the FDIC. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial position and results of the Company and Discover Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Discover Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
In 2013, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC issued final capital rules under the Basel Committee’s December 2010 framework (referred to as “Basel III”) establishing a new comprehensive capital framework for U.S. banking organizations. The final capital rules of Basel III ("Basel III rules") substantially revise Basel I rules regarding the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company. The Basel III rules became effective for the Company on January 1, 2015. This timing is based on the Company being classified as a "Standardized Approach" entity. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources — Capital" for additional information about "Standardized Approach."
Among other things, the Basel III rules (i) introduce a new capital measure called Common Equity Tier 1 (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and additional Tier 1 capital instruments meeting specified requirements, (iii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources — Capital" for a detailed discussion of additional Basel III requirements.
The Basel III minimum capital ratios as of January 1, 2015 are as follows:

•	8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets;

•	6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets;

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”); and

•	4.5% CET1 to risk-weighted assets.
As of March 31, 2015, the Company and Discover Bank met all capital adequacy requirements to which they were subject. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum total capital risk-based, Tier 1 risk-based, Tier 1 leverage and CET1 ratios as set forth in the table below. As of March 31, 2015, the Company and Discover Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or Discover Bank’s category.
The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2015(1)
Total capital (to risk-weighted assets)
Discover Financial Services	$12,471	17.6%	$5,669	≥8.0%	$7,086	≥10.0%
Discover Bank	$11,670	16.7%	$5,595	≥8.0%	$6,993	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,057	15.6%	$4,252	≥6.0%	$5,669	≥8.0%
Discover Bank	$9,627	13.8%	$4,196	≥6.0%	$5,595	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,057	13.3%	$3,329	≥4.0%	$4,162	≥5.0%
Discover Bank	$9,627	11.7%	$3,286	≥4.0%	$4,107	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,497	14.8%	$3,189	≥4.5%	$4,606	≥6.5%
Discover Bank	$9,627	13.8%	$3,147	≥4.5%	$4,546	≥6.5%
CET1 capital (to risk-weighted assets) (Basel III fully phased-in)(2)
Discover Financial Services	$10,410	14.7%	$3,184	≥4.5%	$4,599	≥6.5%
Discover Bank	$9,623	13.8%	$3,147	≥4.5%	$4,545	≥6.5%

At December 31, 2014(1)
Total capital (to risk-weighted assets)
Discover Financial Services	$12,418	17.0%	$5,831	≥8.0%	$7,289	≥10.0%
Discover Bank	$11,040	15.3%	$5,767	≥8.0%	$7,209	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,839	14.9%	$2,916	≥4.0%	$4,373	≥6.0%
Discover Bank	$9,470	13.1%	$2,884	≥4.0%	$4,326	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,839	13.2%	$3,288	≥4.0%	$4,111	≥5.0%
Discover Bank	$9,470	11.7%	$3,252	≥4.0%	$4,066	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	N/A	N/A	N/A	N/A	N/A	N/A
Discover Bank	N/A	N/A	N/A	N/A	N/A	N/A
CET1 capital (to risk-weighted assets) (Basel III fully phased-in)(2)
Discover Financial Services	$10,305	14.1%	$3,299	≥4.5%	$4,765	≥6.5%
Discover Bank	N/A	N/A	N/A	N/A	N/A	N/A

(1)	As of January 1, 2015, actual capital amounts and ratios are calculated under Basel III rules subject to transition provisions. The Company reported under Basel I at December 31, 2014.

(2)
CET1 (Basel III fully phased-in) is calculated using Basel III fully phased-in CET1 capital, a non-GAAP measure. The Company believes that the CET1 capital ratio based on fully phased-in Basel III rules is an important complement to the existing capital ratios and for comparability to other financial institutions. For the corresponding reconciliation of CET1 capital to risk-weighted assets calculated under fully phased-in Basel III rules to CET1 capital and risk-weighted assets calculated under Basel III transition rules see "Management's Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources — Capital".

11.	Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2028. At the end of the current period, future minimum payments on leases with original terms in excess of one year consist of the following (dollars in millions):

	Capitalized Leases	Operating Leases
2015	$1	$12
2016	—	16
2017	—	14
2018	—	12
2019	—	10
Thereafter	—	44
Total minimum lease payments	1	$108
Less: Amount representing interest	—
Present value of net minimum lease payments	$1

Unused Commitments to Extend Credit
At March 31, 2015, the Company had unused commitments to extend credit for loans of approximately $174.0 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of third-party investor interests in credit card asset-backed securities plus the principal amount of any other outstanding secured borrowings. The Company has recorded substantially all of the maximum potential amount of future payments in long-term borrowings on the Company’s condensed consolidated statements of financial condition. The Company has not recorded any incremental contingent liability associated with its secured borrowing representations and warranties. Management believes that the probability of having to replace, repurchase or sell assets pledged as collateral under secured borrowing arrangements, including an early amortization event, is low.
Mortgage Loans Representations and Warranties
The Company sells loans it originates to investors on a servicing-released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company is required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At March 31, 2015, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition. The related provision was included in other income on the condensed consolidated statements of income.
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

March 31, 2015
Diners Club:
Merchant guarantee	$107
PULSE:
ATM guarantee	$1

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of March 31, 2015, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million subject to annual adjustment based on actual transaction experience. However, as of March 31, 2015, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.

Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution) or after expiration of the time period for chargebacks in the applicable agreement, the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three months ended March 31, 2015 and 2014.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended March 31,
	2015	2014
Aggregate sales transaction volume(1)	$29,498	$28,154

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of March 31, 2015 or December 31, 2014. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.
 The table below provides information regarding settlement withholdings and escrow deposits, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition (dollars in millions):

	March 31, 2015	December 31, 2014
Settlement withholdings and escrow deposits	$21	$16

12.	Litigation and Regulatory Matters
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
The Company has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and the Company’s exposure to litigation, but there can be no assurance that the Company will continue to be successful in enforcing its arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers, and may cause the Company, to discontinue their use. In addition, bills are periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") authorized the Consumer Financial Protection Bureau (the "CFPB") to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. A preliminary report on arbitration agreements issued by the CFPB expressed concerns about these agreements that may signal the CFPB is contemplating taking such steps. On March 10, 2015, the CFPB released its report to Congress on pre-dispute arbitration as required by the Dodd-Frank Act which, together with comments made by the CFPB at a field hearing held that same day, further suggests the CFPB may engage in rulemaking to potentially limit or ban arbitration clauses in consumer financial services agreements. In addition, the Company is involved in pending legal actions challenging its arbitration clause.
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, consumer regulatory, accounting, tax and other operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief, which could materially impact the Company's condensed consolidated financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. For example, Discover Bank entered into a Consent Order with the FDIC as described more fully below. Also, the Federal Reserve notified the Company of its intention to enter into a supervisory action with the Company to require enhancements to the Company's enterprise-wide anti-money laundering and related compliance programs. In addition, as previously disclosed, the CFPB issued a Civil Investigative Demand ("CID") to Discover Bank seeking documents and information regarding certain of Discover Bank’s student loan servicing practices, which is expected to lead to a supervisory action. The Company and Discover Bank are cooperating with the Federal Reserve and the CFPB, respectively, on these matters. Supervisory actions generally can include demands for civil money penalties, changes to certain business practices and customer restitution. Supervisory actions related to anti-money laundering and related laws and regulations will limit for a period of time the Company's ability to enter into certain types of acquisitions and make certain types of investments.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation related expense of $23 million was recognized for the three months ended March 31, 2015. Litigation expense was not material for the three months ended March 31, 2014.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is up to $180 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, takes into account the Company’s best estimate of such losses for those matters for which an estimate can be made, and does not represent the Company’s maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
On July 5, 2012, the Antitrust Division of the United States Department of Justice (the “Division”) issued a CID to the Company seeking information regarding an investigation related to potential violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§1-2, by an unidentified party other than Discover. The CID seeks documents, data and narrative responses to several interrogatories and document requests, related to the debit card market. A CID is a request for information in the course of a civil investigation and does not constitute the commencement of legal proceedings. The Division is permitted by statute to issue a CID to anyone whom it believes may have information relevant to an investigation. The receipt of a CID does not presuppose that there is probable cause to believe that a violation of the antitrust laws has occurred or that a formal complaint ultimately will be filed. The Company is cooperating with the Division in connection with the CID.
On August 14, 2012, a purported shareholder, James Groen, filed a shareholder derivative action in the U.S. District Court for the Northern District of Illinois (Groen v. Nelms et al.) against the Company’s board of directors, certain current and former officers and directors and the Company as nominal defendant. On August 27, 2012, a second purported shareholder, the Charter Township of Clinton Police and Fire Retirement System, filed a substantially identical shareholder derivative action in the same court against the same parties (Charter Township of Clinton Police and Fire Retirement System v. Nelms et al.). On September 25, 2012, the actions were consolidated, and on February 19, 2013, the plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts claims against the board of directors and certain current and former officers and directors for alleged breach of fiduciary duty, corporate waste and unjust enrichment arising out of the Company’s alleged violations of the law in connection with the marketing and sale of its protection products. The relief sought in the consolidated complaint includes changes to the Company’s corporate governance procedures; unspecified damages, injunctive relief, restitution and disgorgement from the individual defendants; and attorneys’ fees. On April 5, 2013, the defendants filed a motion to dismiss the amended consolidated complaint, and on June 5, 2013, briefing on the motion to dismiss was completed. On March 23, 2015, the Court granted the defendants’ motion to dismiss the amended consolidated shareholder derivative complaint without prejudice, while also allowing the plaintiffs until April 10, 2015 to request permission to file a further amended complaint in order to avoid having the case dismissed with prejudice. On April 6, 2015, the plaintiffs filed a motion requesting reconsideration by the Court of its order dismissing the complaint. In addition, on April 10, 2015, the plaintiffs filed a motion requesting permission to file a further amended complaint.
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
On September 2, 2014, a purported shareholder, Steamfitters Local 449 Pension Fund, filed a shareholder derivative action in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (Steamfitters Local 449 Pension Fund, derivatively on behalf of Discover Financial Services v. David W. Nelms, et al.) against the Company’s board of directors and certain current and former officers and directors of the Company. The complaint asserts claims for alleged breach of fiduciary duty, corporate waste and unjust enrichment arising out of the Company’s alleged violations of the law in connection with the marketing and sale of protection products. The relief sought in the consolidated complaint includes changes to the Company’s corporate governance procedures, unspecified damages, restitution and disgorgement from the individual defendants and attorneys’ fees. On September 25, 2014, the court entered an order staying the case until 30 days after the U.S. District Court for the Northern District of Illinois enters an order on defendants’ motion to dismiss the amended consolidated complaint in Groen v. Nelms et al. and Charter Township of Clinton Police and Fire Retirement System v. Nelms et al. (as consolidated, the Groen and Charter Township cases are now captioned: In re Discover Financial Services Derivative Litigation). The case remains stayed with a status hearing scheduled for July 21, 2015.
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

•
Level 3: Fair values determined by Level 3 inputs are those based on unobservable inputs and include situations where there is little, if any, market activity for the asset or liability being valued. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company may utilize both observable and unobservable inputs in determining the fair values of financial instruments classified within the Level 3 category.

The determination of classification of its financial instruments within the fair value hierarchy is performed at least quarterly by the Company. For transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement based on the value immediately preceding the transfer.
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and involves consideration of factors specific to the asset or liability. Furthermore, certain techniques used to measure fair value involve some degree of judgment and, as a result, are not necessarily indicative of the amounts the Company would realize in a current market exchange.
During the three months ended March 31, 2015, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's condensed consolidated financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at March 31, 2015
Assets
U.S. Treasury securities	$607	$—	$—	$607
U.S. government agency securities	628	—	—	628
Residential mortgage-backed securities - Agency	—	1,428	—	1,428
Available-for-sale investment securities	$1,235	$1,428	$—	$2,663

Mortgage loans held for sale	$—	$180	$—	$180

Interest rate lock commitments	$—	$—	$14	$14
Forward delivery contracts	—	4	—	4
Other derivative financial instruments	—	39	—	39
Derivative financial instruments	$—	$43	$14	$57

Liabilities
Forward delivery contracts	$—	$5	$—	$5
Other derivative financial instruments	—	50	—	50
Derivative financial instruments	$—	$55	$—	$55

Balance at December 31, 2014
Assets
U.S. Treasury securities	$1,329	$—	$—	$1,329
U.S. government agency securities	1,033	—	—	1,033
Residential mortgage-backed securities - Agency	—	1,485	—	1,485
Available-for-sale investment securities	$2,362	$1,485	$—	$3,847

Mortgage loans held for sale	$—	$122	$—	$122

Interest rate lock commitments	$—	$—	$7	$7
Forward delivery contracts	—	1	—	1
Other derivative financial instruments	—	35	—	35
Derivative financial instruments	$—	$36	$7	$43

Liabilities
Forward delivery contracts	$—	$3	$—	$3
Other derivative financial instruments	—	20	—	20
Derivative financial instruments	$—	$23	$—	$23

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2015 and 2014.
Available-for-Sale Investment Securities
Investment securities classified as available-for-sale consist of U.S. Treasury securities, U.S. government agency securities and residential mortgage-backed securities. The fair value estimates of investment securities classified as Level 1, consisting of U.S. Treasury and government agency securities, are determined based on quoted market prices for the same securities. The Company classifies all other available-for-sale investment securities as Level 2, the fair value estimates of which are primarily obtained from pricing services, where fair values are estimated using pricing models based on observable market inputs or recent trades of similar securities. The fair value estimates of residential mortgage-backed securities are based on the best information available. This data may consist of observed market prices, broker quotes or discounted cash flow models that incorporate assumptions such as benchmark yields, issuer spreads, prepayment speeds, credit ratings and losses, the priority of which may vary based on availability of information.
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
At March 31, 2015, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $1.4 billion, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of four years.
Mortgage Loans Held for Sale and Related Derivative Instruments
The Company enters into commitments with consumers to originate mortgage loans at a specified interest rate, known as interest rate lock commitments (“IRLCs”). The Company reports IRLCs as derivative instruments at fair value with changes in fair value being recorded in other income. IRLCs and mortgage loans held for sale under certain loan programs are hedged in aggregate using “to be announced mortgage-backed securities” (“TBA MBS”). IRLCs and mortgage loans held for sale under loan programs that generally have lower volume are hedged on an individual loan-level using best-efforts forward delivery contracts.
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

•
Interest rate lock commitments. IRLCs for loans to be sold to investors using a mandatory or assignment of trade method derive their base value from an underlying loan type with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and commitment term. IRLCs for loans to be sold to investors on a best-efforts basis derive their base value from the value of the underlying loans using investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations are adjusted at the loan-level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, this base value is then adjusted for the anticipated loan funding probability, or pull through rate. The anticipated loan funding probability is an unobservable input based on historical experience, which results in classification of IRLCs as Level 3.

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
Assets and Liabilities under the Fair Value Option
The Company has elected to account for mortgage loans held for sale at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting. At March 31, 2015 and December 31, 2014, the aggregate unpaid principal balance of loans held for sale for which the fair value option had been elected was $173 million and $117 million, respectively. At March 31, 2015 and December 31, 2014, the same loans had a fair value of $180 million and $122 million, respectively. For the three months ended March 31, 2015 and 2014, respectively, $3 million and $5 million of losses from fair value adjustments on mortgage loans held for sale were recorded in other income on the condensed consolidated statements of income.

Level 3 Financial Instruments Only
Changes in Level 3 Assets and Liabilities Measure at Fair Value on a Recurring Basis
The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in millions):

For the Three Months Ended March 31, 2015
	Balance at December 31, 2014	Transfers into Level 3	Transfers out of Level 3	Total Net Gain included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at March 31, 2015
Interest rate lock commitments	$7	—	—	44	—	—	3	(40)	$14
Forward delivery contracts	$—	—	(1)	1	—	—	—	—	$—

For the Three Months Ended March 31, 2014
	Balance at December 31, 2013	Transfers into Level 3	Transfers out of Level 3	Total Net Gain included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at March 31, 2014
Interest rate lock commitments	$4	—	—	18	—	—	—	(17)	$5
Forward delivery contracts	$—	—	(1)	1	—	—	—	—	$—
Mortgage loans held for sale	$—	1	—	—	—	(1)	—	—	$—

Unobservable Inputs and Sensitivities
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial assets and liabilities measured at fair value on a recurring and non-recurring basis (dollars in millions):

	Fair Value	Valuation Technique	Significant Unobservable Input	Ranges of Inputs		Weighted Average(1)
At March 31, 2015				Low	High
Interest rate lock commitments	$14	Quantitative risk models	Loan funding probability	13%	99%	60%

(1)	Weighted averages are calculated using notional amounts for derivative instruments.
The anticipated loan funding probability represents the Company's expectation regarding the percentage of IRLCs that will ultimately be funded. Generally, an increase in the anticipated loan funding probability would result in an increase in the magnitude of fair value measurements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three months ended March 31, 2015 and 2014, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at March 31, 2015
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	10	—	10	10
Residential mortgage-backed securities - Agency	—	106	—	106	104
Held-to-maturity investment securities	$1	$116	$—	$117	$115

Cash and cash equivalents	$11,814	$—	$—	$11,814	$11,814
Restricted cash	$109	$—	$—	$109	$109
Net loan receivables(1)	$—	$—	$66,904	$66,904	$65,692
Accrued interest receivables	$—	$614	$—	$614	$614

Liabilities
Deposits	$—	$46,624	$—	$46,624	$46,427
Short-term borrowings	$—	$166	$—	$166	$166
Long-term borrowings - owed to securitization investors	$—	$16,073	$1,476	$17,549	$17,269
Other long-term borrowings	$—	$6,259	$1	$6,260	$5,655
Accrued interest payables	$—	$139	$—	$139	$139

Balance at December 31, 2014
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	10	—	10	10
Residential mortgage-backed securities - Agency	—	93	—	93	91
Held-to-maturity investment securities	$1	$103	$—	$104	$102

Cash and cash equivalents	$7,284	$—	$—	$7,284	$7,284
Restricted cash	$106	$—	$—	$106	$106
Net loan receivables(1)	$—	$—	$69,316	$69,316	$68,101
Accrued interest receivables	$—	$618	$—	$618	$618

Liabilities
Deposits	$—	$46,242	$—	$46,242	$46,089
Short-term borrowings	$—	$113	$—	$113	$113
Long-term borrowings - owed to securitization investors	$—	$16,067	$1,561	$17,628	$17,395
Other long-term borrowings	$—	$5,721	$1	$5,722	$5,149
Accrued interest payables	$—	$132	$—	$132	$132

(1)	Net loan receivables exclude mortgage loans held for sale that are measured at fair value on a recurring basis.
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

Cash and Cash Equivalents
The carrying value of cash and cash equivalents approximates fair value due to the low level of risk these assets present to the Company, as well as the relatively liquid nature of these assets, particularly given their short maturities.
Restricted Cash
The carrying value of restricted cash approximates fair value due to the low level of risk these assets present to the Company, as well as the relatively liquid nature of these assets, particularly given their short maturities.
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
Net Loan Receivables
The Company's loan receivables are comprised of credit card and installment loans, including the PCI student loans. Fair value estimates are derived utilizing discounted cash flow analyses, the calculations of which are performed on groupings of loan receivables that are similar in terms of loan type and characteristics. Inputs to the cash flow analysis of each grouping consider recent prepayment and interest accrual trends and leverage forecasted loss estimates. The expected future cash flows, derived through the cash flow analysis, of each grouping are discounted at rates at which similar loans within each grouping could be originated under current market conditions. Significant inputs to the fair value measurement of the loan portfolio are unobservable and, as such, are classified as Level 3.
Accrued Interest Receivables
The carrying value of accrued interest receivables, which is included in other assets on the condensed consolidated statements of financial condition, approximates fair value as it is due in less than one year.
Deposits
The carrying values of money market deposits, savings deposits and demand deposits approximate fair value due to the potentially liquid nature of these deposits. For time deposits for which readily available market rates do not exist, fair values are estimated by discounting expected future cash flows using market rates currently offered for deposits with similar remaining maturities.
Short-Term Borrowings
The carrying values of short-term borrowings approximate fair value as they have maturities of less than one year.
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

Accrued Interest Payables
The carrying value of accrued interest payables, which is included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition, approximates fair value as it is payable in less than one year.

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
All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values. See Note 13: Fair Value Measurements and Disclosures for a description of the valuation methodologies of derivatives. Cash collateral posted and held balances are recorded in other assets and deposits, respectively, in the condensed consolidated statements of financial condition. Collateral amounts recorded in the condensed consolidated statements of financial condition are based on the net collateral posted or held position for each applicable legal entity's master netting arrangement with each counterparty.
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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on credit card securitized debt and deposits, and previously from interest receipts on credit card loan receivables. The Company's outstanding cash flow hedges are for an initial maximum period of five years for securitized debt and seven years for deposits. The derivatives are designated as hedges of the risk of changes in cash flows on the Company's LIBOR or Federal Funds rate-based interest payments and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in AOCI related to derivatives at March 31, 2015 will be reclassified to interest expense as interest payments are made on certain of the Company's floating-rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $40 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities with a functional currency other than the U.S. dollar. The Company uses foreign exchange forward contracts to hedge its exposure to changes in foreign exchange rates on its net investment in Diners Club Italy. Foreign exchange forward contracts utilized by the Company involve fixing the U.S. dollar-euro exchange rate for delivery of a specified amount of foreign currency on a specified date. These derivatives are designated as net investment hedges, with the effective portion of changes in the fair value of the derivatives reported in OCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.
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

The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	March 31, 2015				December 31, 2014
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges:
Interest rate swaps—cash flow hedge	$4,100	8	$—	$50	$4,100	$4	$18
Interest rate swaps—fair value hedge	$4,237	162	39	—	$5,507	31	2
Foreign exchange forward contract - net investment hedge(1)	$2	1	—	—	$7	—	—
Derivatives not designated as hedges:
Foreign exchange forward contracts(2)	$36	7	—	—	$53	—	—
Interest rate swap(3)	$277	1	—	—	$359	—	—
Forward delivery contracts	$1,477	416	4	5	$761	1	3
Interest rate lock commitments(3)	$689	2,785	14	—	$406	7	—
Total gross derivative assets / liabilities(4)			57	55		43	23
Less: Collateral held/posted(5)			(26)	(51)		(20)	(23)
Total net derivative assets / liabilities			$31	$4		$23	$—

(1)	The foreign exchange forward contract has a notional amount of EUR 2 million and EUR 6 million as of March 31, 2015 and December 31, 2014, respectively.

(2)
The foreign exchange forward contracts have notional amounts of EUR 23 million, GBP 6 million and SGD 1 million as of March 31, 2015 and EUR 27 million, GBP 8 million, SGD 1 million and CHF 8 million as of December 31, 2014.

(3)	Interest rate swaps not designated as hedges and interest rate lock commitments do not have associated master netting arrangements.

(4)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At March 31, 2015, the Company had one outstanding contract with a notional amount of $17 million and immaterial fair value. At December 31, 2014, the Company had one outstanding contract with a notional amount of $33 million and immaterial fair value.

(5)	Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.

The following tables summarize the impact of the derivative instruments on income and OCI and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

		Amount of Loss Recognized in OCI
		For the Three Months Ended March 31,
	Location	2015	2014
Derivatives designated as hedges:
Interest rate swaps - cash flow/net investment hedges:
Total loss recognized in OCI after amounts reclassified into earnings, pre-tax	OCI	$(35)	$(6)
Total loss recognized in OCI		$(35)	$(6)

		Amount of (Loss) Gain Recognized in Income
		For the Three Months Ended March 31,
	Location	2015	2014
Derivatives designated as hedges:
Interest rate swaps - cash flow hedges:
Amount reclassified from OCI into income	Interest Income	$—	$—
Amount reclassified from OCI into income	Interest Expense	(12)	(7)
Total amount reclassified from OCI into income		(12)	(7)

Interest rate swaps - fair value hedges:
Adjustments - ineffectiveness		5	(2)
Adjustments - other		8	10
Gain on interest rate swaps	Interest Expense	13	8

Adjustments - ineffectiveness		(3)	3
Adjustments - other		(1)	3
(Loss) gain on hedged item	Interest Expense	(4)	6

Total (loss) gain recognized in income		$(3)	$7

Derivatives not designated as hedges:
Gain on forward contracts	Other Income	$3	$—
Loss on interest rate swaps	Other Income	—	(1)
Gain (loss) on forward delivery contracts	Other Income	2	(3)
Gain on interest rate lock commitments	Other Income	44	18
Total gain on derivatives not designated as hedges recognized in income		$49	$14

Collateral Requirements and Credit-Risk Related Contingency Features
The Company has master netting arrangements and minimum collateral posting thresholds with its counterparties for its fair value and cash flow hedge interest rate swaps, foreign exchange forward contracts and forward delivery contracts. The Company has not sought a legal opinion in relation to the enforceability of its master netting arrangements and, as such, does not report any of these positions on a net basis. Collateral is required by either the Company or its subsidiaries or the counterparty depending on the net fair value position of these derivatives held with that counterparty. The Company may also be required to post collateral with a counterparty for its fair value and cash flow hedge interest rate swaps depending on the credit rating it or Discover Bank receives from specified major credit rating agencies. Collateral receivable or payable amounts are not offset against the fair value of these derivatives, but are recorded separately in other assets or deposits.

As of March 31, 2015, DFS had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At March 31, 2015, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $94 million as of March 31, 2015.
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

•
Payment Services: The Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and the Company’s Network Partners business, which provides payment transaction processing and settlement services on the Discover Network. This segment also includes the business operations of Diners Club Italy, which primarily consists of activity related to issuing Diners Club charge cards and was classified as held for sale as of December 31, 2014. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club.

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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended March 31, 2015
Interest income
Credit card loans	$1,606	$—	$1,606
Private student loans	90	—	90
PCI student loans	60	—	60
Personal loans	152	—	152
Other	21	—	21
Total interest income	1,929	—	1,929
Interest expense	300	—	300
Net interest income	1,629	—	1,629
Provision for loan losses	388	2	390
Other income	468	74	542
Other expense	828	45	873
Income before income tax expense	$881	$27	$908

For the Three Months Ended March 31, 2014
Interest income
Credit card loans	$1,537	$—	$1,537
Private student loans	73	—	73
PCI student loans	68	—	68
Personal loans	132	—	132
Other	23	—	23
Total interest income	1,833	—	1,833
Interest expense	270	—	270
Net interest income	1,563	—	1,563
Provision for loan losses	270	2	272
Other income	436	79	515
Other expense	735	49	784
Income before income tax expense	$994	$28	$1,022

16.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to March 31, 2015 and determined there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt and investor sentiment; the impact of current, pending and future legislation, regulation, supervisory guidance and regulatory and legal actions, including, but not limited to, those related to financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity; the actions and initiatives of current and potential competitors; our ability to manage our expenses; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants; our ability to sustain and grow our private student loan portfolio and mortgage loan products; losses as a result of mortgage loan repurchase and indemnification obligations to secondary market purchasers; difficulty obtaining regulatory approval for, financing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; limits on our ability to pay dividends and repurchase our common stock; limits on our ability to receive payments from our subsidiaries; fraudulent activities or material security breaches of key systems; our ability to remain organizationally effective; our ability to increase or sustain Discover card usage or attract new customers; our ability to maintain relationships with merchants; the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events; our ability to introduce new products and services; our ability to manage our relationships with third-party vendors; our ability to maintain current technology and integrate new and acquired systems; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of or investments in businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.
Additional factors that could cause our results to differ materially from those described below can be found in this section in this quarterly report and in “Risk Factors,” “Business—Competition,” “Business—Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the calendar year ended December 31, 2014, which is filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).
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
Quarter Highlights

•	Net income for the three months ended March 31, 2015 was $586 million, compared to $631 million for the same period in the prior year.

•	Net interest income increased by 4% compared to the same period in the prior year.

•	Total loans grew $3.8 billion, or 5.9%, from March 31, 2014 to $67.6 billion.

•	Credit card loans grew $2.6 billion, or 5.1%, to $53.5 billion and Discover card sales volume increased 2.7% from the prior year period.

•
Net charge-off rate for credit card loans increased 8 basis points from the same period in the prior year to 2.40%, and the delinquency rate for credit card loans over 30 days past due decreased 8 basis point to 1.64%.

•	For the three months ended March 31, 2015, we repurchased approximately 6 million shares, or 1%, of our outstanding common stock for $360 million.

•
In March, we received non-objection from the Federal Reserve with respect to our proposed capital actions through June 30, 2016. In April, we increased our quarterly cash dividend from $0.24 to $0.28 per share of common stock and entered into a new five quarter share repurchase program authorizing the repurchase of up to $2.2 billion of our outstanding shares of common stock.

Outlook
The growth of our existing direct banking products remains a priority. We anticipate that investments in marketing rewards and new features and benefits will contribute to new card account growth and wallet share gains with existing customers. We are also targeting solid growth in our private student and personal loan portfolios.
Revenue margin is expected to continue to modestly decline. We expect this to be driven by net interest margin compression, a continued decline in protection products revenue, an increased credit card rewards rate and challenges in our payments business. The anticipated net interest margin compression is due to expected higher funding costs and modest yield declines from growth in promotional balances, run-off of higher priced balances and higher interest charge-offs.
While our credit quality remains relatively stable, we increased our allowance for loan losses due to loan growth and seasoning effect. We expect our provision levels to increase as a result of continued growth in our loan portfolio.
We expect operating expenses to increase primarily due to planned marketing, technology and infrastructure investments, as well as increased legal, regulatory and compliance costs. Specifically, our ongoing migration to evolving security (referred to as "EMV") and anti-money laundering and related compliance program enhancements are both expected to continue to contribute to increased expenses.
We expect lower returns in our payment services segment to continue due to competitive challenges, the loss of network relationships and increased expenses. We expect to continue to face substantial and intense competition in the payments industry, which impacts our revenue margins, transaction volume and business strategies. We anticipate declines in volume due to the loss of customer relationships to be offset by increases in proprietary network and other payment processing and settlement services volume, at lower margins. Lower revenues and increases in expenses are expected to significantly impact the financial results of our payment services segment, but are not expected to significantly impact our overall profitability. Despite these continued challenges in our payments business, we continue to leverage our network to support our card-issuing business, including the recently announced agreement with Apple to include Discover in Apple Pay.
Regulatory Environment and Developments
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act regulates large systemically significant financial firms, including Discover, through a variety of measures, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. Federal banking regulators have implemented and continue to propose new regulations and supervisory guidance under the Dodd-Frank Act and otherwise, and have been increasing their examination and enforcement action activities. We expect regulators to continue taking formal enforcement actions against financial institutions in addition to addressing concerns through non-public supervisory actions or findings.
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including supervisory priorities and actions, the actions of our competitors and other marketplace participants and the behavior of consumers. Regulatory developments, findings and ratings could negatively impact our business strategies, require us to limit or change our business practices, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For more information on recent matters affecting Discover, see Note 12: Litigation and Regulatory Matters to our condensed consolidated financial statements. Regulatory developments could also impact our strategies, the value of our assets, or otherwise adversely affect our businesses.
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
Consumer Financial Services
The Consumer Financial Protection Bureau (the "CFPB") regulates consumer financial products and services, as well as certain financial services providers, including Discover. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. In March 2015, the CFPB released its report to Congress on pre-dispute arbitration. For more information, see Note 12: Litigation and Regulatory Matters to our condensed consolidated financial statements.
Several of our products, including credit cards, private student loans and home loans, are areas of focus by the CFPB. The CFPB collects detailed account level information from us about credit cards and other products, and is authorized to collect fines and provide consumer restitution in the event of violations. In addition, the CFPB has an online complaint portal that shows the subject matter of consumers' complaints about financial products, as well as the nature of financial services providers' responses to each complaint, such as whether requested relief was provided. In March 2015, the CFPB issued a policy statement in which it announced that consumers can opt-in to make their CFPB complaint narratives public. The publication through the portal of unverified detailed consumer narratives could lead to reputational injury of financial institutions. The CFPB's analysis of account data and complaints could inform future decisions with respect to regulatory, enforcement or examination focus, and influence consumers' attitudes about doing business with Discover.
Credit Cards
Under the CARD Act, the CFPB is required to perform a review of the consumer credit card market every two years and provide a report to Congress on its findings. As part of that review, in March 2015, the CFPB made a public request for information on how the credit card market is functioning and the impact of credit card protections on consumers. The CFPB’s request covers topics that are required to be reviewed under the CARD Act, as well as other areas of recent regulatory focus, including: (i) the terms of credit card agreements and practices of card issuers; (ii) the effectiveness of disclosures; (iii) the adequacy of protections against unfair or deceptive acts or practices and unlawful discrimination; (iv) whether the CARD Act has affected the cost and availability of credit, the use of risk-based pricing and credit card product innovation; (v) online disclosures; (vi) rewards products; (vii) grace period disclosures; (viii) add-on products; (ix) debt collection; and (x) ability to pay. This review may result in additional guidance for credit card issuers. Further, the CFPB continues to collect data regarding consumers' experiences with debt collectors and plans to use the data to help develop debt collection regulations that the CFPB may propose in 2015. Courts and legislators have also been focused on the debt collection practices of consumer financial services providers. The ultimate impact of the increased scrutiny of these areas is uncertain at this time.

Private Student Loans
There continues to be significant legislative and regulatory focus on the private student loan market, including by the CFPB and the Federal Deposit Insurance Corporation (the "FDIC"). This regulatory focus has resulted in an increase in supervisory examinations of Discover related to private student loans. The CFPB is currently investigating certain student loan servicing practices of Discover Bank. See Note 12: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information. The recent legislative and regulatory areas of focus include servicing practices with respect to assisting student borrowers with economic hardships, refinancing of private student loans, the liability of student borrowers in the event of cosigner death or bankruptcy, the standard for discharging student loans in bankruptcy, loan payment allocation, credit reporting and requirements related to borrower military service. In October 2014, the CFPB student loan ombudsman for the private student loan market issued the report required by the Dodd-Frank Act, which referenced these issues and others. The enactment of new legislation or the adoption of new regulations or guidance may increase the complexity and expense of servicing student loans. Legislators and regulators may take additional actions that impact the student loan market in the future, which could cause us to restructure our private student loan product in ways that we may not currently anticipate.
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
In October 2014, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), FDIC, SEC and other federal regulatory agencies adopted a final rule to implement requirements under the Securities Exchange Act of 1934, as added under the Dodd-Frank Act, exempting "qualified residential mortgages" from the requirement that the sponsor of an asset-backed securitization retain not less than five percent of the credit risk of the underlying assets. Because most of the mortgages we offer are "qualified residential mortgages" as defined in the exemption, we do not expect the final rule to impact the pricing or depth of the secondary mortgage market to which we sell our mortgages.
Payment Networks
The Dodd-Frank Act contains several provisions impacting the debit card market, including network participation requirements and interchange fee limitations. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected and is expected to continue to adversely affect our PULSE network's business practices, network transaction volume, revenue and prospects for future growth. We continue to closely monitor competitor strategies in order to assess their impact on our business and on competition in the marketplace. The U.S. Department of Justice is examining some of these competitor pricing strategies. In addition, PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns, which will significantly impact expenses for the payment services segment. In addition, the Dodd-Frank Act's network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affect PULSE's current business practices and may materially adversely affect its network transaction volume and revenue.
Publicly-reported incidents regarding unauthorized access to consumer information held by major retailers and others has prompted a renewed focus by Congress and state legislators on legislation to address data security. In October 2014, the President signed a new Executive Order which, among other things, directs the government to take the lead in moving the market towards more secure payment systems, including implementing a new policy to secure payments to and from the federal government by applying chip and PIN technology to government credit cards and debit cards, and upgrading retail payment card terminals at federal agency facilities to accept chip and PIN-enabled cards. In January 2015, the President announced legislative proposals and administration efforts with respect to privacy and cybersecurity, including a specific proposal for a national data breach notification standard and a proposal designed to encourage the private sector to increase the sharing of information related to cyber threats. In February 2015, the President signed a new executive order to promote the sharing of cybersecurity threat information within the private sector and between the private sector and federal government. Additionally, legislation has been proposed to address a number of data security issues, including cybersecurity threat information sharing and security breach notification. These developments could ultimately result in the imposition of requirements on Discover or other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. It is too early to know if any new legislation will become law, the final form any such legislation would take, or the impact such a law would have on Discover.
European interchange fee regulation is now in the final stages of the legislative process following adoption in plenary by the European Union Parliament in March 2015 and formal approval by the Council of the EU in April 2015. Although the regulation is still subject to official publication, the substantive terms have been agreed upon. Diners Club is a closed loop network, unlike “four-party” networks such as Visa and MasterCard. Networks such as Diners Club are exempt from the application of the caps on interchange fees. However, the regulation provides that “three-party” networks should be treated as “four-party” networks when they license third-party providers to issue cards and/or acquire merchants or when they issue cards with a co-brand partner or through an agent. This means, for instance, the caps would apply to elements of the financial arrangements agreed to between Diners Club and each of our stand-alone acquirers in Western Europe. The caps would take effect six months after the regulation would enter into force; however, the application of these caps in relation to such arrangements with no cross-border component may be delayed for a three-year period. The regulation would exclude commercial card transactions from the scope of the caps. The regulation also contains a number of business rules which we are examining and assessing. We are currently evaluating our business strategies.
Capital, Liquidity and Funding
Capital
Discover Financial Services and Discover Bank are subject to new regulatory capital requirements effective January 1, 2015 under final rules issued by the Federal Reserve and the FDIC to implement the provisions under the Basel Committee’s December 2010 framework (referred to as “Basel III”). This timing is based on Discover Financial Services being classified as a "Standardized Approach" entity as discussed in Note 10: Capital Adequacy to our condensed consolidated financial statements. The final capital rules ("Basel III rules") include significant changes to bank capital, leverage and liquidity requirements. The Basel III rules require new risk-based capital and leverage ratios and refine the definition of what constitutes capital for purposes of calculating those ratios. In addition, the Basel III rules establish a capital conservation buffer above the new regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 ("CET1") capital and result in higher required minimum ratios by up to 2.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 and will be fully implemented in January 2019. A banking organization will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below any of the minimum capital requirements, including the buffer amount. Based on our current capital composition and levels and business plans, we believe that we will be in compliance with the requirements. For additional information, see "— Liquidity and Capital Resources — Capital."
Liquidity
We are subject to the Federal Reserve's final rule implementing certain enhanced prudential standards under the Dodd-Frank Act for large U.S. bank holding companies, including enhanced liquidity and risk management requirements, which became effective in January 2015. The final rule prescribes a broad range of qualitative liquidity risk management practices.
Additionally, in September 2014, federal banking regulators published a final rule to implement the liquidity coverage ratio as a new quantitative requirement designed to promote the short-term resilience of the liquidity risk profile of large and internationally active banking organizations in the United States. The ratio requires covered banks to maintain an amount of high-quality liquid assets sufficient to cover projected net cash outflows during a prospective 30-day calendar period under an acute, hypothetical liquidity stress scenario. We are subject to this new requirement and will be required to maintain a liquidity ratio of 90% in 2016, which will increase to 100% in 2017. We believe our liquidity management practices position us well to comply with this new standard.
In October 2014, the Basel Committee on Banking Supervision issued the final standard for the Net Stable Funding Ratio (“NSFR”). The NSFR is defined as the amount of available stable funding relative to the amount of required stable funding. “Available stable funding” is defined as the portion of capital and liabilities expected to be reliable over the time horizon considered by the NSFR, which extends to one year. This ratio should be equal to at least 100% on an ongoing basis. The NSFR limits overreliance on short-term wholesale funding, encourages better assessment of funding risk across all on- and off-balance sheet items and promotes funding stability. The rule is expected to be fully implemented beginning in January 2018. At this time, the U.S. regulatory authorities are still assessing the NSFR. These new standards are subject to the Federal Reserve’s adaptation for U.S. banks, and their terms may change before implementation.
Securitizations
In August 2014, the SEC adopted final rules for asset-backed securities offerings that substantially change the disclosure, reporting and offering process for public offerings of asset-backed securities, including those offered under Discover Bank’s credit card securitization program. The new rules change the disclosure and offering process for credit card securitizations and the eligibility criteria for shelf registration statements. Among other changes, the final rules require a certification concerning the disclosure contained in the prospectus and the design of the securitization at the time of each offering off the shelf and appointment of an asset representations reviewer to review assets for compliance with related representations and warranties in the related underlying transaction agreements when delinquency rates rise above a certain level and investors request such a review. Issuers of publicly offered asset-backed securities must comply with these new rules no later than November 23, 2015. We do not believe these rules will have a material impact on Discover Bank's securitization program.
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
Payment Services
Our Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and our Network Partners business, which provides payment transaction processing and settlement services on the Discover Network. This segment also includes the business operations of Diners Club Italy, which primarily consists of activity related to issuing Diners Club charge cards and was classified as held for sale as of December 31, 2014. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club.

The following table presents segment data (dollars in millions):

	For the Three Months Ended March 31,
	2015	2014
Direct Banking
Interest income
Credit card	$1,606	$1,537
Private student loans	90	73
PCI student loans	60	68
Personal loans	152	132
Other	21	23
Total interest income	1,929	1,833
Interest expense	300	270
Net interest income	1,629	1,563
Provision for loan losses	388	270
Other income	468	436
Other expense	828	735
Income before income tax expense	881	994
Payment Services
Provision for loan losses	2	2
Other income	74	79
Other expense	45	49
Income before income tax expense	27	28
Total income before income tax expense	$908	$1,022

The following table presents information on transaction volume (in millions):

	For the Three Months Ended March 31,
	2015	2014
Network Transaction Volume
PULSE Network	$40,814	$41,927
Network Partners	2,949	2,381
Diners Club(1)	6,474	6,527
Total Payment Services	50,237	50,835
Discover Network—Proprietary(2)	27,324	26,547
Total Volume	$77,561	$77,382
Transactions Processed on Networks
Discover Network	456	461
PULSE Network	1,024	1,037
Total	1,480	1,498
Credit Card Volume
Discover Card Volume(3)	$28,725	$28,077
Discover Card Sales Volume(4)	$26,379	$25,697

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
Our Direct Banking segment reported pretax income of $881 million for the three months ended March 31, 2015 as compared to pretax income of $994 million for the same period in 2014.

Loan receivables totaled $67.6 billion at March 31, 2015, which was down from $69.9 billion at December 31, 2014. Discover card sales volume was $26.4 billion for the three months ended March 31, 2015, which was an increase of 2.7% as compared to the same period in 2014. This volume growth was driven primarily by an increase in discretionary spending offset by the impact of lower gas prices.
Net interest margin decreased for the three months ended March 31, 2015 as compared to the same period in 2014 primarily driven by lower yields on total loan receivables and increased cost of funding. The decrease in loan receivable yields was driven by credit card loans due to a combination of a decrease in high-rate balances and higher promotional balances. The increased cost of funding was primarily driven by increased borrowings at higher rates somewhat driven by an effort to lengthen the duration of our liabilities. This was partially offset by a decrease in the rate of interest on interest-bearing deposits.
Interest income increased during the three months ended March 31, 2015 as compared to the same period in 2014 due in part to growth in credit card, personal and private student loans, partially offset by lower yields on credit card and personal loans as well as a decrease in purchased credit-impaired ("PCI") student loan balances.
Interest expense increased during the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to higher average borrowings at higher rates.
At March 31, 2015 and December 31, 2014, our delinquency rate for credit card loans over 30 days past due was 1.64% and 1.73%, respectively. The decline in credit card 30-day delinquencies was in part driven by the implementation of some payment processing changes contributing to the decline in delinquency rates. For the three months ended March 31, 2015, our net charge-off rate on credit cards increased to 2.40% as compared to 2.32% for the same period in 2014. An increase in the level of net charge-offs combined with a build in reserve requirements led to an increase in the provision for loan losses for the three months ended March 31, 2015, as compared to the same period in 2014. For a more detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income increased for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was primarily due to a growth in revenue related to mortgage banking operations driven by higher mortgage refinance volume resulting from a continuation of lower interest rates. Also contributing to the increase was higher discount and interchange revenue resulting from higher transaction volume. The overall increase in total other income was partially offset by a decline in protection products revenue, reflecting the impact of no longer selling these products and eliminating related retention efforts.
Total other expense increased for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was primarily driven by growth in headcount resulting in higher employee compensation costs, professional fees related to technology and digital investments, as well as anti-money laundering and related compliance program expenses. Also contributing to the increase in other expense was a $20 million increase in our legal reserve.
Payment Services
Our Payment Services segment pretax income was relatively flat at $27 million for the three months ended March 31, 2015 as compared to pretax income of $28 million for the same period in 2014 resulting from offsetting decreases in other income and other expense. The decrease in other income was primarily driven by a decrease in discount and interchange revenue as a result of lower card volume at Network Partners and a reduction in transaction processing revenue due to customer attrition. The decrease in other income was offset by a decrease in other expenses as a result of lower marketing spend and amortization expenses at Diners Club International.
Transaction dollar volume decreased $598 million for the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to declines in PULSE network volume. The number of transactions processed on the PULSE network decreased for the three months ended March 31, 2015, as compared to the same period during 2014.
We have been working with certain of our European Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 4% of Diners Club revenues during the three months ended March 31, 2015. In addition, Diners Club has $151 million of non-amortizable intangible assets at March 31, 2015. While we determined that none of these intangibles are presently impaired, to the extent that we are unable to maintain Diners Club revenues at appropriate levels, we may be exposed to a non-cash impairment loss on these assets that, when recognized, could have a material adverse impact on our results of operations.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our condensed consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the evaluation of goodwill and other non-amortizable intangible assets for potential impairment, the accrual of income taxes and estimates of future cash flows associated with PCI loans as critical accounting estimates. Historically, management has considered the estimate of reward forfeitures to be a critical accounting estimate. In the fourth quarter of 2014, management made a series of changes to the redemption elements of our customer rewards program eliminating the forfeiture of rewards. These changes resulted in a one-time expense of $178 million due to the reversal of our current estimate for customer rewards forfeiture, a contra-liability account. These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the calendar year ended December 31, 2014. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “— Critical Accounting Estimates.” There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the calendar year ended December 31, 2014.
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended March 31,		2015 vs. 2014 increase (decrease)
	2015	2014	$	%
Interest income	$1,929	$1,833	$96	5%
Interest expense	300	270	30	11%
Net interest income	1,629	1,563	66	4%
Provision for loan losses	390	272	118	43%
Net interest income after provision for loan losses	1,239	1,291	(52)	(4)%
Other income	542	515	27	5%
Other expense	873	784	89	11%
Income before income tax expense	908	1,022	(114)	(11)%
Income tax expense	322	391	(69)	(18)%
Net income	$586	$631	$(45)	(7)%

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
Our interest-earning assets consist of: (i) cash and cash equivalents primarily related to amounts on deposit with the Federal Reserve, (ii) restricted cash, (iii) investment securities and (iv) loan receivables. Our interest-bearing liabilities consist primarily of deposits, both direct-to-consumer and brokered, and long-term borrowings, including amounts owed to securitization investors. Net interest income is influenced by the following:

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
Net interest margin decreased for the three months ended March 31, 2015 as compared to the same period in 2014 primarily driven by lower yields on total loan receivables, combined with increased cost of funding. The decrease in loan receivable yields was driven by credit card loans due to a combination of a decrease in high-rate balances and higher promotional balances. The increased cost of funding was primarily driven by increased borrowings at higher rates, in part driven by an effort to lengthen the duration of our borrowings. This was partially offset by a decrease in the rate of interest on interest-bearing deposits.
Interest income increased during the three months ended March 31, 2015 as compared to the same period in 2014 due in part to growth in credit card, personal and private student loans, partially offset by lower yields on credit card and personal loans as well as a decrease in PCI student loan balances.
Interest expense increased during the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to higher average borrowings at higher rates.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets:
Cash and cash equivalents	$9,204	0.25%	$6	$7,198	0.25%	$5
Restricted cash	605	0.11%	—	1,768	0.08%	—
Investment securities	2,944	1.75%	13	4,046	1.63%	16
Loan receivables(1):
Credit card(2)	54,038	12.05%	1,606	51,347	12.14%	1,537
Personal loans	5,047	12.19%	152	4,259	12.54%	132
Private student loans	5,128	7.11%	90	4,264	6.95%	73
PCI student loans	3,593	6.72%	59	4,113	6.74%	68
Mortgage loans held for sale	136	3.59%	1	101	4.11%	1
Other	206	4.65%	2	143	2.69%	1
Total loan receivables	68,148	11.37%	1,910	64,227	11.44%	1,812
Total interest-earning assets	80,901	9.67%	1,929	77,239	9.62%	1,833
Allowance for loan losses	(1,753)			(1,678)
Other assets	4,439			4,271
Total assets	$83,587			$79,832
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits(3)	$26,990	1.60%	106	$27,063	1.69%	113
Money market deposits(4)	7,461	0.98%	18	7,658	0.87%	16
Other interest-bearing savings deposits	11,536	0.99%	28	10,131	0.95%	24
Total interest-bearing deposits(5)	45,987	1.34%	152	44,852	1.38%	153
Borrowings:
Short-term borrowings	126	1.43%	1	93	1.90%	1
Securitized borrowings(3)(4)	17,220	1.89%	80	17,014	1.67%	70
Other long-term borrowings(3)	5,307	5.11%	67	3,572	5.24%	46
Total borrowings	22,653	2.64%	148	20,679	2.29%	117
Total interest-bearing liabilities	68,640	1.77%	300	65,531	1.67%	270
Other liabilities and stockholders’ equity	14,947			14,301
Total liabilities and stockholders’ equity	$83,587			$79,832
Net interest income			$1,629			$1,563
Net interest margin(6)		9.69%			9.87%
Net yield on interest-bearing assets(7)		8.17%			8.21%
Interest rate spread(8)		7.90%			7.95%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)	Interest income on credit card loans includes $48 million and $46 million of amortization of balance transfer fees for the three months ended March 31, 2015 and 2014, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(4)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(5)	Includes the impact of FDIC insurance premiums.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	March 31, 2015	December 31, 2014
Loan receivables:
Credit card loans	$53,499	$56,128
Other loans:
Personal loans	5,065	5,007
Private student loans	5,177	4,850
Mortgage loans held for sale	180	122
Other	208	202
Total other loans	10,630	10,181
Purchased credit-impaired loans(1)	3,519	3,660
Total loan receivables	67,648	69,969
Allowance for loan losses	(1,776)	(1,746)
Net loan receivables	$65,872	$68,223

(1)	Represents purchased credit-impaired private student loans (see Note 3: Loan Receivables to our condensed consolidated financial statements).
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
The allowance for loan losses was $1.8 billion at March 31, 2015, which reflects a $30 million reserve build over the amount of the allowance for loan losses at December 31, 2014. The reserve build, which primarily related to credit card loan receivables, was mainly due to loan growth and seasoning effect. "Seasoning" refers to the maturing of a loan portfolio as, in general, loans do not begin to show signs of credit deterioration or default until they have been in repayment for some period of time.
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three months ended March 31, 2015, the provision for loan losses increased by $118 million, or 43%, as compared to the same period in 2014 due to the reserve build discussed above compared to a reserve release in 2014 combined with increasing levels of net charge-offs.
At March 31, 2015, the level of allowance attributable to student loans increased as compared to December 31, 2014 due to loan growth and continued seasoning of the portfolio. For student loans in general, payments are not required while the borrower is still in school; therefore, this loan portfolio matures at a slower pace than our other loan portfolios. At March 31, 2015, the level of allowance related to personal and other loans remained relatively flat as compared to December 31, 2014.
The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Three Months Ended March 31, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions:
Provision for loan losses	337	31	20	2	390
Deductions:
Charge-offs	(428)	(31)	(15)	—	(474)
Recoveries	109	3	2	—	114
Net charge-offs	(319)	(28)	(13)	—	(360)
Balance at end of period	$1,492	$123	$142	$19	$1,776

	For the Three Months Ended March 31, 2014
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions:
Provision for loan losses	230	18	23	1	272
Deductions:
Charge-offs	(408)	(24)	(15)	—	(447)
Recoveries	114	3	1	—	118
Net charge-offs	(294)	(21)	(14)	—	(329)
Balance at end of period	$1,342	$109	$122	$18	$1,591

(1)	Includes both PCI and non-PCI private student loans.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended March 31,
	2015		2014
	$	%	$	%
Credit card loans	$319	2.40%	$294	2.32%
Personal loans	$28	2.22%	$21	2.07%
Private student loans (excluding PCI(1))	$13	1.03%	$14	1.31%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 3: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card and personal loans for the three months ended March 31, 2015 increased by 8 basis points and 15 basis points, respectively, when compared to the same period in 2014 driven by higher charge-offs due to continued loan growth and seasoning effect. The net charge-off rate on our private student loans excluding PCI loans for the three months ended March 31, 2015 decreased by 28 basis points when compared to the same period in 2014 resulting from improved collection strategies.
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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	March 31, 2015		December 31, 2014
	$	%	$	%
Loans 30 or more days delinquent:
Credit card loans	$879	1.64%	$971	1.73%
Personal loans	$39	0.76%	$40	0.79%
Private student loans (excluding PCI loans(1))	$86	1.66%	$87	1.80%

Loans 90 or more days delinquent:
Credit card loans	$458	0.86%	$480	0.85%
Personal loans	$11	0.21%	$11	0.22%
Private student loans (excluding PCI loans(1))	$30	0.58%	$25	0.52%

Loans not accruing interest	$196	0.31%	$183	0.28%

Restructured loans:
Credit card loans(2)	$1,024	1.91%	$1,037	1.85%
Personal loans(3)	$58	1.15%	$55	1.10%
Private student loans (excluding PCI loans(1))(4)	$41	0.79%	$38	0.78%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $45 million and $44 million at March 31, 2015 and December 31, 2014, respectively, that are also included in loans over 90 days delinquent or more.

(3)	Restructured personal loans include $3 million at March 31, 2015 and December 31, 2014 that are also included in loans over 90 days delinquent or more.

(4)	Restructured private student loans include $5 million at March 31, 2015 and December 31, 2014 that are also included in loans over 90 days delinquent or more.
The decline in credit card 30-day delinquencies at March 31, 2015 compared to December 31, 2014 was in part driven by the implementation of some payment processing changes contributing to the decline in delinquency rates. Credit card 90-day delinquency rates at March 31, 2015 remained relatively flat compared to December 31, 2014. Personal loan 30-day and 90-day delinquency rates at March 31, 2015 remained stable compared to December 31, 2014. Private student loan 30-day delinquency rates at March 31, 2015 decreased compared to December 31, 2014 and 90-day delinquency rates at March 31, 2015 increased compared to December 31, 2014. The overall trend is relatively flat.
The restructured credit card loan balance at March 31, 2015 decreased compared to December 31, 2014 due to continued improvement in customer credit performance. The restructured personal and private student loan balances at March 31, 2015 increased compared to December 31, 2014 related as a result of continued growth in and seasoning of these loan portfolios.
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
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended March 31,		2015 vs. 2014 increase (decrease)
	2015	2014	$	%
Discount and interchange revenue(1)	$268	$254	$14	6%
Protection products revenue	71	83	(12)	(14)%
Loan fee income	81	83	(2)	(2)%
Transaction processing revenue	42	44	(2)	(5)%
Gain on investments	8	4	4	100%
Gain on origination and sale of mortgage loans	40	16	24	150%
Other income	32	31	1	3%
Total other income	$542	$515	$27	5%

(1)
Net of rewards, including Cashback Bonus rewards, of $268 million and $265 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended December 31, 2014, we made certain changes to our customer rewards program to eliminate forfeitures.

Total other income increased by $27 million in the three months ended March 31, 2015 as compared to the same period in 2014. The increase was primarily due to a growth in revenue related to mortgage banking operations driven by higher mortgage refinance volume resulting from a continuation of lower interest rates. Also contributing to the increase was higher discount and interchange revenue resulting from higher transaction volume. The overall increase in total other income was partially offset by a decline in protection products revenue, reflecting the impact of no longer selling these products and eliminating related retention efforts.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended March 31,		2015 vs. 2014 increase (decrease)
	2015	2014	$	%
Employee compensation and benefits	$331	$307	$24	8%
Marketing and business development	182	169	13	8%
Information processing and communications	88	84	4	5%
Professional fees	127	99	28	28%
Premises and equipment	24	23	1	4%
Other expense	121	102	19	19%
Total other expense	$873	$784	$89	11%

Total other expense increased in the three months ended March 31, 2015 by $89 million as compared to the same period in 2014. The increase was primarily driven by growth in headcount resulting in higher employee compensation costs, professional fees related to technology and digital investments, as well as anti-money laundering and related compliance program expenses. Also contributing to the increase in other expense was a $20 million increase in our legal reserve.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended March 31,
	2015	2014
Income before income tax expense	$908	$1,022
Income tax expense	$322	$391
Effective income tax rate	35.5%	38.3%

Income tax expense and the effective tax rate decreased $69 million and 2.8%, respectively, for the three months ended March 31, 2015, as compared to the same period in 2014 reflecting a decrease in pretax income and favorable adjustments to unrecognized tax benefits as a result of resolution of certain tax matters.
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
At March 31, 2015, we had $29.3 billion of direct-to-consumer deposits and $17.1 billion of brokered and other deposits. Maturities of our certificates of deposit range from one month to ten years, with a weighted-average maturity of 23 months.

The following table summarizes deposits by contractual maturity (dollars in millions):

At March 31, 2015	Total	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Indeterminate
Certificates of deposit in amounts less than $100,000(1)	$21,235	$2,541	$2,710	$3,419	$12,565	$—
Certificates of deposit in amounts of $100,000(1) to less than $250,000(1)	4,397	533	678	1,185	2,001	—
Certificates of deposit in amounts of $250,000(1) or greater	1,146	113	184	316	533	—
Savings deposits, including money market deposit accounts(2)	19,346	—	—	—	—	19,346
Total interest-bearing deposits	$46,124	$3,187	$3,572	$4,920	$15,099	$19,346

(1)	$100,000 represents the basic insurance amount previously covered by the FDIC. Effective July 21, 2010, the basic insurance per depositor was permanently increased to $250,000.

(2)	Represents deposits with no contractual maturity, except for structured sweep deposits associated with agreements entered into with third parties.
Credit Card Securitization Financing
We use the securitization of credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"), through which we issue DCENT DiscoverSeries notes both publicly and through private transactions. We retain significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of March 31, 2015, the DiscoverSeries three-month rolling average excess spread was 13.31%.
Another feature of our securitization structure is a reserve account funding requirement in which, in limited circumstances, excess cash flows generated by the transferred loan receivables are held at the trust. This funding requirement is triggered when DCENT’s three-month average excess spread rate decreases to below 4.5%, with increasing funding requirements as excess spread levels decline below preset levels to 0%. See Note 4: Credit Card and Student Loan Securitization Activities to our condensed consolidated financial statements for additional information regarding the structures of DCMT and DCENT and for tables providing information concerning investors’ interests and related excess spread at March 31, 2015.
At March 31, 2015, we had $15.9 billion of outstanding public asset-backed securities and $5.8 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At March 31, 2015	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$15,899	$3,200	$8,599	$4,100	$—

The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Although the implementation of the Financial Accounting Standards Board Accounting Standards Codification Topic 860, Transfers and Servicing, no longer qualified certain transfers of assets for sale accounting treatment, the FDIC approved a final rule that preserved the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 1, 2009. Other legislative and regulatory developments may, however, impact our ability and/or desire to issue asset-backed securities in the future. For information on recent developments, see "— Regulatory Environment and Developments — Capital, Liquidity and Funding — Securitizations."
Other Long-Term Borrowings—Student Loans
At March 31, 2015, we had $1.4 billion of remaining principal balance outstanding on securitized debt assumed as part of the acquisition of Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding debt (dollars in millions):

Discover Financial Services Senior Notes		Discover Bank Senior Notes		Discover Bank Subordinated Notes
Principal Amount Outstanding	Maturity	Principal Amount Outstanding	Maturity	Principal Amount Outstanding	Maturity
At March 31, 2015
$400	June 2017	$750	February 2018	$200	November 2019
78	July 2019	750	August 2021	500	April 2020
322	April 2022	1,000	August 2023	$700
500	November 2022	400	March 2026
500	November 2024	$2,900
500	March 2025
$2,300

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. For more information on outstanding notes, including weighted-average interest rates, see Note 6: Long-Term Borrowings to our condensed consolidated financial statements.
Short-Term Borrowings
We utilize a warehouse line of credit available up to $205 million as a form of short-term borrowings. This line of credit is used for the sole purpose of funding newly originated consumer residential mortgage loans which we intend to sell shortly following funding of these loans. The warehouse line of credit had an outstanding balance of $166 million as of March 31, 2015. In addition, we may access short-term borrowings through the Federal Funds market or through repurchase agreements. At March 31, 2015 and December 31, 2014, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed undrawn capacity through privately placed asset-backed securitizations. At March 31, 2015, we had total committed capacity of $7.5 billion, none of which was drawn.

Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of March 31, 2015, Discover Bank had $16.8 billion of available capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window.
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
During the three months ended March 31, 2015, Moody’s adopted extensive updates to its bank rating methodology. The revised methodology includes a new component that caused Moody’s to reassess how various classes of bank creditors would fare under the Dodd-Frank Act’s operational resolution regimes. As a result of the methodology changes, Moody’s placed under review credit ratings of various instrument types for a significant portion of the U.S. banking institutions it covers, including Discover Bank and Discover Financial Services. As a result of these updates, credit ratings on certain of Discover Financial Services' financial instruments will likely remain stable or improve, while Discover Bank’s long-term senior unsecured debt rating, absent certain changes to our liability mix, may decrease. Moody’s has indicated that any rating changes would likely occur during the first half of 2015, although none have occurred at the time of this filing. Discover Bank’s Baseline Credit Assessment, which incorporates a bank’s fundamental credit factors and reflects Moody’s opinion of a bank’s financial strength, remains stable at `Baa3’ and will likely not be impacted by the methodology changes.
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at March 31, 2015. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if its Moody's credit rating were reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of March 31, 2015, would have been $94 million.

A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Moody’s Investors Service(3)	Standard & Poor’s	Fitch Ratings
Discover Financial Services
Senior unsecured debt	Ba1	BBB-	BBB+
Outlook for Discover Financial Services senior unsecured debt	Stable	Positive	Stable
Discover Bank
Senior unsecured debt	Baa3	BBB	BBB+
Outlook for Discover Bank senior unsecured debt	RuR dn(1)	Positive	Stable
Subordinated debt	Ba1	BBB-	BBB
Outlook for Discover Bank subordinated debt	Stable	Positive	Stable
Discover Card Execution Note Trust
Class A(2)	Aaa(sf)	AAA(sf)	AAA(sf)
Class B(2)	Aa1(sf)	AA+(sf)	AA-(sf)
Class C	N/A	N/A	N/A

(1)	RuR dn - "Rating under Review for downgrade"

(2)	An “sf” in the rating denotes rating agency identification for structured finance product ratings.

(3)	See the discussion above of Moody's extensive updates to its bank rating methodology above and its potential impact on the rating of Discover Financial Services and Discover Bank.
Liquidity
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations under normal and stress conditions at the Discover Financial Services and Discover Bank entity levels and on a consolidated basis. In addition to the funding sources discussed above, we also maintain high-quality, liquid, unencumbered assets in our liquidity portfolio.
We maintain a liquidity risk and funding management policy which outlines the overall framework and general principles for managing the liquidity risk across our businesses. The policy is approved by the board of directors with the implementation responsibilities delegated to the Asset and Liability Management Committee (the “ALCO”). We seek to balance the trade-offs between maintaining too much liquidity, which may be costly, with having too little liquidity, which could cause financial distress. Liquidity risk is centrally managed by the ALCO, which is chaired by our Treasurer and has cross-functional membership. The ALCO monitors the liquidity risk profile and determines any actions that may need to be taken.
We employ a variety of metrics to monitor and manage liquidity. We developed liquidity early warning indicators (“EWI”) to detect initial phases of liquidity stress events and a reporting and escalation process that is designed to be consistent with regulatory guidance. The EWIs include both idiosyncratic and systemic measures, and are monitored on a daily basis and reported to the ALCO regularly. An EWI breach triggers prompt review and decision-making by our senior management team, and in certain instances may lead to the convening of a senior-level response team and activation of the contingency funding plan.
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
At March 31, 2015, our liquidity portfolio was comprised of cash and cash equivalents and high-quality, liquid and unencumbered investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we have the ability to raise cash by utilizing repurchase agreements, pledging certain of these investments to access the secured funding markets or selling them. The level and mix of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
At March 31, 2015, our liquidity portfolio and undrawn credit facilities were $38.5 billion, which was $4.2 billion higher than the balance at December 31, 2014. During the three months ended March 31, 2015 the average balance of our liquidity portfolio was $11.9 billion.

	March 31, 2015	December 31, 2014
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$11,516	$6,921
Investment securities(2)	2,646	3,831
Total liquidity portfolio	14,162	10,752
Private asset-backed securitizations(3)	7,500	7,500
Primary liquidity sources	21,662	18,252
Federal Reserve discount window(3)	16,840	16,024
Total liquidity portfolio and undrawn credit facilities	$38,502	$34,276

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $17 million and $16 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of March 31, 2015 and December 31, 2014, respectively.

(3)	See "— Additional Funding Sources" for additional information.
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
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred dividend payments and debt service obligations using existing cash resources. At March 31, 2015, Discover Financial Services has sufficient cash resources to fund the dividend and debt service payments for at least the next 18 months, which exceeds current ALCO and board limits.
We structure our debt maturity schedule to minimize the amount of debt maturing at the bank holding company level within a short period of time. As of March 31, 2015, there is no upcoming debt maturity in 2015 or 2016 at the bank holding company level. Our ALCO and board of directors regularly review our compliance with our liquidity limits as a bank holding company, which are established in accordance with the liquidity risk appetite articulated by our board.
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
Under regulatory capital requirements adopted by the Federal Reserve and the FDIC, Discover Financial Services, along with Discover Bank, must maintain minimum levels of capital. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial position and results. We must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Current or future legislative or regulatory initiatives may require us to hold more capital in the future.
In 2013, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC issued Basel III rules applicable to Discover Financial Services and Discover Bank. Under those rules, Discover Financial Services and Discover Bank are classified as "Standardized Approach" entities, defined as U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. Additional phase-in requirements related to components of the final capital rules will become effective through 2019. The Basel III rules include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes "capital" for purposes of calculating those ratios of which certain requirements are subject to phase-in periods through the end of 2018 (the "transition period"). During the transition period, the effects of the changes to capital (i.e. certain deductions and adjustments) are recognized in 20% increments from 2015 through 2018. For example, one of the deductions from CET1 capital, goodwill and intangibles, is subject to a 40% of total deduction in 2015 that will increase to 60% in 2016 and so on, until reaching 100% deduction of total in 2018. For additional information regarding the risk-based capital and leverage ratios, see Note 10: Capital Adequacy to our condensed consolidated financial statements.
The Basel III rules also introduce a new capital conservation buffer on top of the minimum risk-weighted asset ratios. The measure is designed to absorb losses during periods of economic stress. The calculation of the buffer will be phased-in beginning on January 1, 2016 at the rate of 0.625% and will increase by 0.625% on each subsequent January 1 until it reaches the maximum 2.5% on January 1, 2019. When the capital conservation buffer is fully phased-in on January 1, 2019, this will effectively result in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5% and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
Another main component of the Basel III rules is a prescribed standardized approach for calculating risk-weighted assets that expands the risk-weight range from 0% to 100% (under Basel I) to 0% to 1,250% (under Basel III). The new range is intended to be more risk-sensitive and the risk-weight assigned depends on the nature of the asset in question.
The Basel III rules provide for a number of the deductions from and adjustments to CET1, to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15%.
Basel III also requires additional disclosures relating to market discipline. This series of disclosures is commonly referred to as “Pillar 3”. The objective is to increase transparency of capital requirements for banking organizations. We are required to make prescribed regulatory disclosures on a quarterly basis regarding our capital structure, capital adequacy, risk exposures and risk-weighted assets. The effective date of the disclosure requirements begins with our financial results for the first quarter of 2015. The effective date for the 1Q15 filing of the Pillar 3 document is 60 days after March 31, 2015. The Pillar 3 disclosures will be made publicly available, on our website, as a stand-alone report called "Basel III Regulatory Capital Disclosures".
At March 31, 2015, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under the Basel III rules.
As discussed in Note 10: Capital Adequacy to our condensed consolidated financial statements, we are subject to a CET1 capital ratio requirement under the Basel III rules as of January 1, 2015. We currently disclose our CET1 capital ratio as calculated under Basel III transition rules for our bank holding company, which is a regulatory capital measure widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. Since analysts and banking regulators may assess the quality and composition of our capital adequacy using this ratio, we believe it is useful to provide investors the ability to assess our capital adequacy on the same basis. Further, we believe that providing an estimate of capital position based on the Basel III fully phased-in rules is important to complement the existing capital ratios and for comparability to other financial institutions. In addition, we disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of March 31, 2015, the CET1 capital ratio calculated under Basel III fully phased-in rules and tangible common equity are not formally defined by U.S. GAAP or codified in the federal banking regulations, as such, they are considered to be non-GAAP financial measures. Other financial services companies may also disclose this ratio and metric and definitions may vary, so we advise users of this information to exercise caution in comparing this ratio and metric for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to our CET1 capital calculated under Basel III fully phased-in rules as of December 31, 2014 and to tangible common equity as of March 31, 2015 (dollars in millions):

	March 31, 2015	December 31, 2014
Total common stockholders’ equity	$10,651	$10,574
Less: Goodwill	(257)	(257)
Less: Intangible assets, net	(175)	(176)
Tangible common equity	10,219	10,141
Effect of certain items in accumulated other comprehensive income excluded from Tier 1 common capital	N/A	138
Adjustments related to capital components(1)	N/A	26
Common equity Tier 1 capital (Basel III fully phased-in)(2)	N/A	$10,305

(1)	Adjustments related to capital components include: deferred tax liabilities related to intangible assets and deduction for deferred tax assets.

(2)
Reconciliation to CET1 capital calculated under Basel III fully phased-in rules shown as not applicable ("N/A") as we are now reconciling from CET1 capital calculated under the Basel III transition rules, the closest U.S. GAAP financial measure in the table below.

The following table provides a reconciliation of CET1 capital calculated under Basel III transition rules to CET1 capital calculated and risk-weighted assets under fully phased-in Basel III rules (dollars in millions):

March 31, 2015
Common equity Tier 1 capital (Basel III transition)	$10,497
Adjustments related to capital components during transition(1)	(87)
Common equity Tier 1 capital (Basel III fully phased-in)	$10,410

Risk-weighted assets (Basel III fully phased-in)(2)	$70,757
Common equity Tier 1 capital ratio (Basel III fully phased-in)	14.7%

(1) Adjustments related to capital components for fully phased-in Basel III include the phase-in of the intangible asset exclusion.
(2) Key differences under fully phased-in Basel III rules in the calculation of risk-weighted assets include higher risk weighting for past due loans and unfunded commitments.
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over the nine quarter planning horizon. In January 2015, we submitted our annual capital plan to the Federal Reserve under the Federal Reserve’s Comprehensive Capital Analysis and Review, or CCAR, program, which included planned dividends and share repurchases over the nine quarter planning horizon. In March 2015, we received non-objection from the Federal Reserve with respect to our proposed capital actions through June 30, 2016. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the Federal Reserve’s review and non-objection of the actions that we propose each year in our annual capital plan.
Also in March 2015, the Federal Reserve published the results of its annual supervisory stress tests for bank holding companies with $50 billion or more in total consolidated assets, including Discover Financial Services. At that same time, we published company-run stress test results for Discover Financial Services and Discover Bank. Discover Financial Services is required to publish company-run stress tests results in March and September each year in accordance with Federal Reserve rules and Discover Bank is required to publish bank-run stress test results under FDIC rules. We published our mid-year stress test results in September 2014. The dates for publication of stress test results by Discover Financial Services and Discover Bank may differ after 2015 based on recently updated rules adopted by the Federal Reserve and the FDIC.
We recently declared a quarterly cash dividend on our common stock of $0.28 per share, payable on May 21, 2015 to holders of record on May 7, 2015, which is an increase from $0.24 per share paid in each of the last four quarters. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on June 1, 2015, to holders of record on May 15, 2015, which was the same amount paid on our preferred stock in the prior quarter.

On April 16, 2015, our board of directors approved a five quarter share repurchase program authorizing the repurchase of up to $2.2 billion of our outstanding shares of common stock. The program expires on July 31, 2016, and may be terminated at any time. This program replaced the prior $3.2 billion program, which had $1.7 billion of remaining authorization. During the three months ended March 31, 2015, we repurchased approximately 6 million shares, or 1%, of our outstanding common stock for $360 million. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at March 31, 2015, which include deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $72.7 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the calendar year ended December 31, 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments.”
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At March 31, 2015, our unused commitments were approximately $174.0 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may restrict our ability to increase the rates that we charge to customers for new loans. At March 31, 2015, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at March 31, 2015, we estimate that net interest income over the following 12-month period would increase by approximately $182 million, or 3%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2014, we estimated that net interest income over the following 12-month period would increase by approximately $167 million, or 2%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further. Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior, and the overall growth and composition of the balance sheet. These assumptions are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented above. Our actual earnings are dependent on multiple factors including, but not limited to, the direction and timing of changes in interest rates the movement of short-term versus long-term rates, balance sheet design, competitor actions which may affect pricing decisions in our loans and deposits, and strategic actions undertaken by management.

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
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the calendar year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
January 1 - 31, 2015
Repurchase program(1)	1,910,227	$61.91	1,910,227	$1,955,828,760
Employee transactions(2)	777,636	$65.33	N/A	N/A
February 1 - 28, 2015
Repurchase program(1)	1,926,385	$57.76	1,926,385	$1,844,568,127
Employee transactions(2)	149,078	$54.38	N/A	N/A
March 1 - 31, 2015
Repurchase program(1)	2,200,146	$59.20	2,200,146	$1,714,325,982
Employee transactions(2)	3,551	$55.53	N/A	N/A

Total
Repurchase program(1)	6,036,758	$59.60	6,036,758	$1,714,325,982
Employee transactions(2)	930,265	$63.54	N/A	N/A

(1)
On April 16, 2014, our board of directors approved a share repurchase program authorizing the repurchase of up to $3.2 billion of our outstanding shares of common stock. The share repurchase program was replaced on April 16, 2015, as our board of directors approved a new share repurchase program authorizing the purchase of up to $2.2 billion of our outstanding shares of common stock. The new share repurchase program expires on July 31, 2016 and may be terminated at any time.

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

Discover Financial Services (Registrant)

By:	/s/ R. MARK GRAF
R. Mark Graf Executive Vice President and Chief Financial Officer
Date: April 30, 2015

Exhibit Index

Exhibit Number	Description

4.1	Form of 3.750% Senior Note due 2025 (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference thereto).

10.1	Form 2015 Award Certificate for Cash-Converted Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan

10.2	Form 2015 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan

10.3	Form 2015 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan

12.1	Statement regarding computation of ratio of earnings to fixed charges and computation of ratio of earnings to fixed charges and preferred stock dividends.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.