Form 10-Q
period 2015-06-30
Discover Financial Services
filed 2015-07-29
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 24, 2015, there were 435,306,766 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015
Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover®, PULSE®, Cashback Bonus®, Discover Cashback Checking®, Discover it®, Freeze ItSM, Discover® Network and Diners Club International®. All other trademarks, trade names and service marks included in this quarterly report on Form 10-Q are the property of their respective owners.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	June 30, 2015	December 31, 2014
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$10,595	$7,284
Restricted cash	754	106
Investment securities (includes $2,574 and $3,847 at fair value at June 30, 2015 and December 31, 2014, respectively)	2,701	3,949
Loan receivables
Loan receivables (includes $155 and $122 at fair value at June 30, 2015 and December 31, 2014, respectively)	69,028	69,969
Allowance for loan losses	(1,735)	(1,746)
Net loan receivables	67,293	68,223
Premises and equipment, net	688	670
Goodwill	255	257
Intangible assets, net	170	176
Other assets	2,455	2,461
Total assets	$84,911	$83,126
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing deposit accounts	$45,989	$45,792
Non-interest bearing deposit accounts	327	297
Total deposits	46,316	46,089
Short-term borrowings	144	113
Long-term borrowings	24,099	22,544
Accrued expenses and other liabilities	3,089	3,246
Total liabilities	73,648	71,992
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 560,610,832 and 558,194,324 shares issued at June 30, 2015 and December 31, 2014, respectively	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued and outstanding and aggregate liquidation preference of $575 at June 30, 2015 and December 31, 2014	560	560
Additional paid-in capital	3,853	3,790
Retained earnings	12,400	11,467
Accumulated other comprehensive loss	(160)	(138)
Treasury stock, at cost; 123,228,522 and 109,006,038 shares at June 30, 2015 and December 31, 2014, respectively	(5,395)	(4,550)
Total stockholders’ equity	11,263	11,134
Total liabilities and stockholders’ equity	$84,911	$83,126

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

	June 30, 2015	December 31, 2014
	(unaudited) (dollars in millions)
Assets
Restricted cash	$749	$102
Loan receivables	$30,470	$32,304
Allowance for loan losses allocated to securitized loan receivables	$(787)	$(833)
Other assets	$37	$37
Liabilities
Long-term borrowings	$17,190	$17,395
Accrued expenses and other liabilities	$11	$11

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$1,620	$1,560	$3,226	$3,097
Other loans	308	282	612	557
Investment securities	12	17	25	33
Other interest income	7	4	13	9
Total interest income	1,947	1,863	3,876	3,696
Interest expense
Deposits	155	151	307	304
Short-term borrowings	—	—	1	1
Long-term borrowings	156	123	303	239
Total interest expense	311	274	611	544
Net interest income	1,636	1,589	3,265	3,152
Provision for loan losses	306	360	696	632
Net interest income after provision for loan losses	1,330	1,229	2,569	2,520
Other income
Discount and interchange revenue, net	298	327	566	581
Protection products revenue	68	78	139	161
Loan fee income	80	80	161	163
Transaction processing revenue	40	46	82	90
Gain on investments	—	—	8	4
Gain on origination and sale of mortgage loans	26	22	66	38
Other income	27	30	59	61
Total other income	539	583	1,081	1,098
Other expense
Employee compensation and benefits	326	301	657	608
Marketing and business development	199	168	381	337
Information processing and communications	90	87	178	171
Professional fees	153	112	280	211
Premises and equipment	23	22	47	45
Other expense	136	107	257	209
Total other expense	927	797	1,800	1,581
Income before income tax expense	942	1,015	1,850	2,037
Income tax expense	343	371	665	762
Net income	$599	$644	$1,185	$1,275
Net income allocated to common stockholders	$586	$630	$1,159	$1,248
Basic earnings per common share	$1.33	$1.35	$2.61	$2.66
Diluted earnings per common share	$1.33	$1.35	$2.61	$2.66
Dividends declared per common share	$0.28	$0.24	$0.52	$0.44

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited) (dollars in millions)
Net income	$599	$644	$1,185	$1,275
Other comprehensive income (loss), net of taxes
Unrealized (loss) gain on available-for-sale investment securities, net of tax	(10)	8	(10)	10
Unrealized gain (loss) on cash flow hedges, net of tax	11	(10)	(12)	(14)
Other comprehensive income (loss)	1	(2)	(22)	(4)
Comprehensive income	$600	$642	$1,163	$1,271

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2013	575	$560	555,350	$5	$3,687	$9,611	$(68)	$(2,986)	$10,809
Net income	—	—	—	—	—	1,275	—	—	1,275
Other comprehensive loss	—	—	—	—	—	—	(4)	—	(4)
Purchases of treasury stock	—	—	—	—	—	—	—	(543)	(543)
Common stock issued under employee benefit plans	—	—	30	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	2,716	—	69	—	—	—	69
Dividends — common stock	—	—	—	—	—	(208)	—	—	(208)
Dividends — preferred stock	—	—	—	—	—	(19)	—	—	(19)
Balance at June 30, 2014	575	$560	558,096	$5	$3,758	$10,659	$(72)	$(3,529)	$11,381

Balance at December 31, 2014	575	$560	558,194	$5	$3,790	$11,467	$(138)	$(4,550)	$11,134
Net income	—	—	—	—	—	1,185	—	—	1,185
Other comprehensive loss	—	—	—	—	—	—	(22)	—	(22)
Purchases of treasury stock	—	—	—	—	—	—	—	(845)	(845)
Common stock issued under employee benefit plans	—	—	39	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	2,378	—	61	—	—	—	61
Dividends — common stock	—	—	—	—	—	(233)	—	—	(233)
Dividends — preferred stock	—	—	—	—	—	(19)	—	—	(19)
Balance at June 30, 2015	575	$560	560,611	$5	$3,853	$12,400	$(160)	$(5,395)	$11,263

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2015	2014
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$1,185	$1,275
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	696	632
Depreciation and amortization	193	181
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(221)	(239)
Net gain on origination and sale of loans, investments and other assets	(49)	(30)
Proceeds from sale of mortgage loans originated for sale	2,232	1,162
Net principal disbursed on mortgage loans originated for sale	(2,202)	(1,103)
Other, net	15	80
Changes in assets and liabilities:
Increase in other assets	(75)	(70)
Decrease in accrued expenses and other liabilities	(111)	(117)
Net cash provided by operating activities	1,663	1,771

Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	1,257	1,331
Purchases of available-for-sale investment securities	—	(244)
Maturities of held-to-maturity investment securities	7	8
Purchases of held-to-maturity investment securities	(32)	(18)
Net principal repaid (disbursed) on loans originated for investment	486	(545)
Purchases of other investments	(23)	(34)
Increase in restricted cash	(648)	(123)
Purchases of premises and equipment	(88)	(73)
Net cash provided by investing activities	959	302

Cash flows from financing activities
Net increase (decrease) in short-term borrowings	31	(20)
Proceeds from issuance of securitized debt	1,750	2,650
Maturities and repayment of securitized debt	(1,971)	(3,492)
Proceeds from issuance of other long-term borrowings	1,749	399
Proceeds from issuance of common stock	3	2
Purchases of treasury stock	(845)	(543)
Net increase (decrease) in deposits	226	(516)
Dividends paid on common and preferred stock	(254)	(228)
Net cash provided by (used for) financing activities	689	(1,748)
Net increase in cash and cash equivalents	3,311	325
Cash and cash equivalents, at beginning of period	7,284	6,554
Cash and cash equivalents, at end of period	$10,595	$6,879

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU addresses whether a cloud computing arrangement contains a software license. Under the new guidance, a cloud computing arrangement contains a software license if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and provided it is feasible for the customer to either host the software internally or with an external party unrelated to the original vendor. Upon meeting both of these criteria, a customer should account for the software license within a cloud computing arrangement in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not meet both criteria, a customer will account for the arrangement entirely as a service contract. The new guidance will become effective for the Company on January 1, 2016. Management is in the process of evaluating existing contractual arrangements to determine whether any will be impacted by the ASU.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The guidance in this update was issued to improve targeted areas of the accounting rules for consolidation. The ASU changes the analysis companies will use to determine if certain types of legal entities should be consolidated. In addition, it modifies the determination of whether a limited partnership (“LP”) should be evaluated as a VIE or a voting interest entity and eliminates the presumption that a general partner should consolidate a LP. The amendments will primarily trigger a review of the Company’s tax credit investments, which typically utilize limited liability entities. Management is in the process of reviewing those and all other involvements with potential VIEs to determine if its prior conclusions about consolidation or non-consolidation of those entities continue to be appropriate in light of the amended guidance. The new guidance will become effective for the Company on January 1, 2016.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes existing revenue recognition requirements in Topic 605, Revenue Recognition, including an assortment of transaction-specific and industry-specific rules. The ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore the Company’s net interest income should not be affected. The Company’s revenue from discount and interchange, protection products, transaction processing and certain fees are within the scope of these rules. Management has not yet completed its evaluation of the impact, if any, of the new guidance on these revenues. As issued, the new revenue recognition rules were to become effective January 1, 2017. The FASB deferred the effective date to January 1, 2018. Upon adoption in 2018, the Company will record an adjustment to retained earnings as of the beginning of the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2018, without restating prior periods presented. Management has not yet determined which transition reporting option it will apply.

2.	Business Dispositions
On June 16, 2015, the Company announced that it is closing the mortgage origination business it acquired in 2012, which is part of its Direct Banking segment. The disposition represents the exiting of an ancillary business that will not have a major impact on the Company’s operations. As part of the restructuring, the Company incurred approximately $23 million of restructuring expenses for the three and six months ended June 30, 2015, recorded in other expense within the condensed consolidated statements of income, and expects to incur restructuring expenses of approximately $10 million through the end of the wind-down period of the business over the remainder of 2015.

3.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	June 30, 2015	December 31, 2014
U.S. Treasury securities(1)	$607	$1,330
U.S. government agency securities	625	1,033
States and political subdivisions of states	10	10
Residential mortgage-backed securities - Agency(2)	1,459	1,576
Total investment securities	$2,701	$3,949

(1)	Includes $13 million and $16 million of U.S. Treasury securities pledged as swap collateral in lieu of cash as of June 30, 2015 and December 31, 2014, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2015
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$601	$5	$—	$606
U.S. government agency securities	619	6	—	625
Residential mortgage-backed securities - Agency	1,334	11	(2)	1,343
Total available-for-sale investment securities	$2,554	$22	$(2)	$2,574
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	10	—	—	10
Residential mortgage-backed securities - Agency(4)	116	1	—	117
Total held-to-maturity investment securities	$127	$1	$—	$128

At December 31, 2014
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$1,317	$12	$—	$1,329
U.S. government agency securities	1,021	12	—	1,033
Residential mortgage-backed securities - Agency	1,473	13	(1)	1,485
Total available-for-sale investment securities	$3,811	$37	$(1)	$3,847
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	10	—	—	10
Residential mortgage-backed securities - Agency(4)	91	2	—	93
Total held-to-maturity investment securities	$102	$2	$—	$104

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions).

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2015
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	10	$397	$(2)	$—	$—

At December 31, 2014
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	8	$97	$—	$225	$(1)

There were no losses related to other-than-temporary impairments during the three and six months ended June 30, 2015 and 2014, respectively.

The following table provides information about proceeds from sales, recognized gains and losses and net unrealized gains and losses on available-for-sale securities (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from the sales of available-for-sale investment securities	$—	$—	$899	$1,220
Gain on sales of available-for-sale investment securities	$—	$—	$8	$4
Net unrealized (loss) gain recorded in other comprehensive income, before-tax	$(16)	$13	$(16)	$16
Net unrealized (loss) gain recorded in other comprehensive income, after-tax	$(10)	$8	$(10)	$10

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the table below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At June 30, 2015
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$351	$250	$—	$—	$601
U.S. government agency securities	326	293	—	—	619
Residential mortgage-backed securities - Agency	—	—	437	897	1,334
Total available-for-sale investment securities	$677	$543	$437	$897	$2,554
Held-to-Maturity Investment Securities—Amortized Cost
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	10	10
Residential mortgage-backed securities - Agency	—	—	—	116	116
Total held-to-maturity investment securities	$1	$—	$—	$126	$127
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$354	$252	$—	$—	$606
U.S. government agency securities	329	296	—	—	625
Residential mortgage-backed securities - Agency	—	—	439	904	1,343
Total available-for-sale investment securities	$683	$548	$439	$904	$2,574
Held-to-Maturity Investment Securities—Fair Values
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	10	10
Residential mortgage-backed securities - Agency	—	—	—	117	117
Total held-to-maturity investment securities	$1	$—	$—	$127	$128

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statements of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of June 30, 2015 and December 31, 2014, the Company had outstanding investments in these entities of $307 million and $325 million, respectively, and related contingent liabilities of $37 million and $51 million, respectively. Of the above outstanding equity investments, the Company had $200 million and $201 million, respectively, of investments related to affordable housing projects, which had $37 million and $38 million related contingent liabilities as of June 30, 2015 and December 31, 2014, respectively.

4.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and purchased credit-impaired ("PCI") loans.
The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	June 30, 2015	December 31, 2014
Loan receivables
Credit card loans(1)	$54,949	$56,128
Other loans
Personal loans	5,183	5,007
Private student loans	5,139	4,850
Mortgage loans held for sale(2)	155	122
Other(3)	221	202
Total other loans	10,698	10,181
Purchased credit-impaired loans(4)	3,381	3,660
Total loan receivables	69,028	69,969
Allowance for loan losses	(1,735)	(1,746)
Net loan receivables	$67,293	$68,223

(1)
Amounts include $21.7 billion underlying investors’ interest in trust debt at June 30, 2015 and December 31, 2014 and $7.0 billion and $8.6 billion in seller's interest at June 30, 2015 and December 31, 2014, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for further information.

(2)	Substantially all mortgage loans held for sale are pledged as collateral against the warehouse line of credit used to fund consumer residential loans.

(3)	Other includes home equity loans.

(4)
Amounts include $1.8 billion and $2.0 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at June 30, 2015 and December 31, 2014, respectively. See Note 5: Credit Card and Student Loan Securitization Activities.

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

Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for mortgage loans held for sale and PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At June 30, 2015
Credit card loans(2)	$436	$414	$850	$369	$171
Other loans
Personal loans(3)	27	10	37	9	6
Private student loans (excluding PCI)(4)	66	25	91	25	—
Other	1	1	2	—	23
Total other loans (excluding PCI)	94	36	130	34	29
Total loan receivables (excluding PCI)	$530	$450	$980	$403	$200

At December 31, 2014
Credit card loans(2)	$491	$480	$971	$442	$157
Other loans
Personal loans(3)	29	11	40	10	5
Private student loans (excluding PCI)(4)	62	25	87	25	—
Other	1	1	2	—	21
Total other loans (excluding PCI)	92	37	129	35	26
Total loan receivables (excluding PCI)	$583	$517	$1,100	$477	$183

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $7 million and $6 million for the three months ended June 30, 2015 and 2014, respectively, and $14 million and $13 million for the six months ended June 30, 2015 and 2014, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)
Credit card loans that are 90 or more days delinquent and accruing interest include $38 million and $43 million of loans accounted for as troubled debt restructurings at June 30, 2015 and December 31, 2014, respectively.

(3)	Personal loans that are 90 or more days delinquent and accruing interest include $3 million of loans accounted for as troubled debt restructurings at June 30, 2015 and December 31, 2014.

(4)
Private student loans that are 90 or more days delinquent and accruing interest include $3 million and $5 million of loans accounted for as troubled debt restructurings at June 30, 2015 and December 31, 2014, respectively.

Net Charge-offs
Information related to the net charge-offs in the Company's loan portfolio is shown below by each class of loan receivables except for mortgage loans held for sale and PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended June 30,
	2015		2014
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans	$307	2.28%	$300	2.33%
Other loans
Personal loans	27	2.10%	22	1.95%
Private student loans (excluding PCI)	13	1.02%	14	1.30%
Other	—	—%	1	0.90%
Total other loans (excluding PCI)	40	1.51%	37	1.59%
Net charge-offs as a percentage of total loans (excluding PCI)	$347	2.16%	$337	2.22%
Net charge-offs as a percentage of total loans (including PCI)	$347	2.05%	$337	2.08%

	For the Six Months Ended June 30,
	2015		2014
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans	$626	2.34%	$594	2.32%
Other loans
Personal loans	55	2.16%	43	2.01%
Private student loans (excluding PCI)	26	1.02%	28	1.31%
Other	—	—%	1	1.07%
Total other loans (excluding PCI)	81	1.54%	72	1.63%
Net charge-offs as a percentage of total loans (excluding PCI)	$707	2.21%	$666	2.22%
Net charge-offs as a percentage of total loans (including PCI)	$707	2.10%	$666	2.08%

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
At June 30, 2015
Credit card loans	83%	17%
Personal loans	97%	3%
Private student loans (excluding PCI)(1)	96%	4%

At December 31, 2014
Credit card loans	83%	17%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At June 30, 2015 and December 31, 2014, there were $50 million and $49 million of private student loans, including PCI, in forbearance, respectively. In addition, at June 30, 2015 and December 31, 2014, there were 0.8% of private student loans in forbearance as a percentage of student loans in repayment and forbearance.

Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Three Months Ended June 30, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,492	$123	$142	$19	$1,776
Additions
Provision for loan losses	256	35	14	1	306
Deductions
Charge-offs	(423)	(31)	(15)	—	(469)
Recoveries	116	4	2	—	122
Net charge-offs	(307)	(27)	(13)	—	(347)
Balance at end of period	$1,441	$131	$143	$20	$1,735

	For the Three Months Ended June 30, 2014
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,342	$109	$122	$18	$1,591
Additions
Provision for loan losses	317	22	20	1	360
Deductions
Charge-offs	(415)	(24)	(15)	(1)	(455)
Recoveries	115	2	1	—	118
Net charge-offs	(300)	(22)	(14)	(1)	(337)
Balance at end of period	$1,359	$109	$128	$18	$1,614

	For the Six Months Ended June 30, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	593	66	34	3	696
Deductions
Charge-offs	(851)	(62)	(30)	—	(943)
Recoveries	225	7	4	—	236
Net charge-offs	(626)	(55)	(26)	—	(707)
Balance at end of period	$1,441	$131	$143	$20	$1,735

	For the Six Months Ended June 30, 2014
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions
Provision for loan losses	547	40	43	2	632
Deductions
Charge-offs	(823)	(48)	(30)	(1)	(902)
Recoveries	229	5	2	—	236
Net charge-offs	(594)	(43)	(28)	(1)	(666)
Balance at end of period	$1,359	$109	$128	$18	$1,614

(1)	Includes both PCI and non-PCI private student loans.

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$70	$70	$145	$142
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$17	$17	$37	$34

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(3)	Other Loans(4)	Total
At June 30, 2015
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,284	$126	$102	$1	$1,513
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	157	5	13	19	194
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Total allowance for loan losses	$1,441	$131	$143	$20	$1,735
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$53,939	$5,122	$5,096	$160	$64,317
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,010	61	43	61	1,175
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	3,381	—	3,381
Total recorded investment	$54,949	$5,183	$8,520	$221	$68,873

At December 31, 2014
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,314	$114	$96	$1	$1,525
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	160	6	11	16	193
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Total allowance for loan losses	$1,474	$120	$135	$17	$1,746
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$55,091	$4,952	$4,812	$142	$64,997
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,037	55	38	60	1,190
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	3,660	—	3,660
Total recorded investment	$56,128	$5,007	$8,510	$202	$69,847

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

(2)
The unpaid principal balance of credit card loans was $858 million and $878 million at June 30, 2015 and December 31, 2014, respectively. The unpaid principal balance of personal loans was $61 million and $54 million at June 30, 2015 and December 31, 2014, respectively. The unpaid principal balance of student loans was $42 million and $37 million at June 30, 2015 and December 31, 2014, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

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

Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended June 30, 2015
Credit card loans
Modified credit card loans(3)	$256	$12	$1
Internal programs	$450	$3	$15
External programs	$311	$6	$3
Personal loans	$60	$1	$—
Private student loans	$42	$1	N/A

For the Three Months Ended June 30, 2014
Credit card loans
Modified credit card loans(3)	$249	$12	$1
Internal programs	$452	$3	$16
External programs	$373	$7	$3
Personal loans	$46	$1	$1
Private student loans	$31	$—	N/A

For the Six Months Ended June 30, 2015
Credit card loans
Modified credit card loans(3)	$256	$23	$2
Internal programs	$451	$6	$30
External programs	$317	$12	$6
Personal loans	$58	$3	$1
Private student loans	$41	$2	N/A

For the Six Months Ended June 30, 2014
Credit card loans
Modified credit card loans(3)	$253	$23	$2
Internal programs	$453	$6	$31
External programs	$384	$14	$6
Personal loans	$45	$2	$1
Private student loans	$30	$1	N/A

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

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three and six months ended June 30, 2015 and 2014, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended June 30, 2015 and 2014, the Company forgave approximately $11 million and $9 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program. During the six months ended June 30, 2015 and 2014, the Company forgave approximately $22 million and $19 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.

The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended June 30,
	2015		2014
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans:
Internal programs	11,989	$78	10,648	$71
External programs	7,296	$37	7,824	$42
Personal loans	989	$12	820	$10
Private student loans	291	$4	345	$5

	For the Six Months Ended June 30,
	2015		2014
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans
Internal programs	25,232	$164	23,084	$152
External programs	14,913	$76	16,255	$86
Personal loans	1,975	$24	1,532	$18
Private student loans	760	$11	652	$9

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended June 30,
	2015		2014
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans:
Internal programs(1)(2)	3,023	$18	2,463	$15
External programs(1)(2)	1,591	$6	1,685	$7
Personal loans(2)	134	$1	97	$1
Private student loans(3)	279	$4	223	$3

	For the Six Months Ended June 30,
	2015		2014
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans
Internal programs(1)(2)	6,199	$38	4,794	$29
External programs(1)(2)	3,234	$13	3,566	$15
Personal loans(2)	285	$3	203	$2
Private student loans(3)	584	$8	534	$8

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
Of the account balances that defaulted as shown above for the three months ended June 30, 2015 and 2014, approximately 45% and 39%, respectively, of the total balances were charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the six months ended June 30, 2015 and 2014, approximately 44% and 36%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at June 30, 2015 and December 31, 2014. Total PCI student loans had an outstanding balance of $3.6 billion and $3.9 billion, including accrued interest, and a related carrying amount of $3.4 billion and $3.7 billion as of June 30, 2015 and December 31, 2014, respectively.

The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$1,181	$1,512	$1,341	$1,580
Accretion into interest income	(57)	(66)	(116)	(134)
Other changes in expected cash flows	—	4	(101)	4
Balance at end of period	$1,124	$1,450	$1,124	$1,450

Periodically the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the three and six months ended June 30, 2015 and 2014. The allowance for PCI loan losses at June 30, 2015 and December 31, 2014 was $28 million. For the three months ended June 30, 2015, there were no changes in other cash flow assumptions. For the six months ended June 30, 2015, the changes in expected cash flows from the decrease in accretable yield were primarily related to an increase in the borrower prepayment assumptions on certain pools. For the three and six months ended June 30, 2014, the changes in expected cash flows from the increase in accretable yield were primarily related to a decrease in the borrower prepayment assumptions on certain pools. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At June 30, 2015, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.21% and 0.69%, respectively. At December 31, 2014, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.35% and 0.75%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.38% and 0.50% for the three months ended June 30, 2015 and 2014, respectively, and 0.44% and 0.62% for the six months ended June 30, 2015 and 2014, respectively.
Mortgage Loans Held For Sale
The following table provides a summary of the initial unpaid principal balance of mortgage loans sold during each period, by type of loan (dollars in millions):

	For the Three Months Ended June 30,
	2015		2014
	Amount	%	Amount	%
Conforming(1)	$945	84.83%	$572	90.51%
FHA(2)	164	14.72	49	7.75
Jumbo(3)	—	—	11	1.74
VA(4)	5	0.45	—	—
Total	$1,114	100.00%	$632	100.00%

	For the Six Months Ended June 30,
	2015		2014
	Amount	%	Amount	%
Conforming(1)	$1,938	89.39%	$1,019	90.26%
FHA(2)	218	10.06	97	8.59
Jumbo(3)	6	0.28	13	1.15
VA(4)	6	0.27	—	—
Total	$2,168	100.00%	$1,129	100.00%

(1)	Conforming loans are loans that conform to Government-Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The initial loan amount must be within certain limits.

(3)	Jumbo loans are loans with an initial amount larger than the limits set by a Government-Sponsored Enterprise.

(4)	VA loans are loans that are insured by and conform to the Department of Veteran Affairs guidelines.

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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	June 30, 2015	December 31, 2014
Restricted cash	$667	$16
Investors’ interests held by third-party investors	15,900	15,950
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,782	5,789
Seller’s interest	6,968	8,596
Loan receivables(1)	28,650	30,335
Allowance for loan losses allocated to securitized loan receivables(1)	(759)	(805)
Net loan receivables	27,891	29,530
Other	37	37
Carrying value of assets of consolidated variable interest entities	$28,595	$29,583

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
In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of June 30, 2015, no economic or other early amortization events have occurred.
The table below provides information concerning investors’ interests and related excess spread (dollars in millions):

At June 30, 2015	Investors’ Interests(1)	# of Series Outstanding	3-Month Rolling Average Excess Spread
Discover Card Execution Note Trust (DiscoverSeries notes)	$21,682	39	13.47%

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.
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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	June 30, 2015	December 31, 2014
Restricted cash	$82	$86

Student loan receivables(1)	1,820	1,969
Allowance for loan losses allocated to securitized loan receivables(1)	(28)	(28)
Net student loan receivables	1,792	1,941
Carrying value of assets of consolidated variable interest entities	$1,874	$2,027

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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	June 30, 2015	December 31, 2014
Certificates of deposit in amounts less than $100,000	$20,898	$21,502
Certificates of deposit in amounts $100,000 or greater(1)	5,479	5,634
Savings deposits, including money market deposit accounts	19,612	18,656
Total interest-bearing deposits	$45,989	$45,792

(1)
Includes $1.1 billion and $1.2 billion in certificates of deposit greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of June 30, 2015 and December 31, 2014, respectively.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

Maturity Period	June 30, 2015
Three months or less	$908
Over three months through six months	824
Over six months through twelve months	1,160
Over twelve months	2,587
Total	$5,479

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	June 30, 2015
2015	$6,263
2016	8,255
2017	4,449
2018	2,750
2019	1,732
Thereafter	2,928
Total	$26,377

7.	Long-Term Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	June 30, 2015				December 31, 2014
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2016-2020	0.69-5.65%	1.98%	$7,950	$8,950
Floating-rate asset-backed securities(2)(3)	2015-2019	0.37-0.77%	0.54%	7,949	7,000
Total Discover Card Master Trust I and Discover Card Execution Note Trust				15,899	15,950

Floating-rate asset-backed securities(4)(5)(6)(7)	2031-2042	0.45-4.25%	1.97%	1,291	1,445
Total SLC Private Student Loan Trusts				1,291	1,445
Total long-term borrowings - owed to securitization investors				17,190	17,395

Discover Financial Services (Parent Company)
Fixed-rate senior notes(1)	2017-2025	3.75-10.25%	4.75%	2,069	1,558

Discover Bank
Senior bank notes	2018-2026	2.00-4.25%	3.29%	4,142	2,892
Subordinated bank notes	2019-2020	7.00-8.70%	7.49%	698	698

Capital lease obligations(8)	2016	4.51%	4.51%	—	1
Total long-term borrowings				$24,099	$22,544

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”). Use of these interest rate swaps impacts carrying value of the debt. As of June 30, 2015, there were no interest rate swaps outstanding for fixed-rate asset-backed securities. See Note 15: Derivatives and Hedging Activities.

(2)
Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 18 to 58 basis points and 3-month LIBOR + 20 basis points.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 15: Derivatives and Hedging Activities.

(4)
SLC Private Student Loan Trusts floating-rate asset-backed securities include issuances with the following interest rate terms: 3-month LIBOR + 17 to 45 basis points, Prime rate + 75 to 100 basis points and 1-month LIBOR + 350 basis points.

(5)
The Company acquired an interest rate swap related to the securitized debt assumed in the SLC transaction. The swap does not qualify for hedge accounting and has no impact on debt carrying value. See Note 15: Derivatives and Hedging Activities.

(6)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(7)	Includes $330 million of senior notes maturing in 2031, $740 million of senior and subordinated notes maturing in 2036 and $221 million of senior notes maturing in 2042 as of June 30, 2015.

(8)	As of June 30, 2015, the outstanding amount of capital lease obligations was not material.

Maturities
Long-term borrowings had the following maturities (dollars in millions):

Year	June 30, 2015
Due in 2015	$1,500
Due in 2016	3,050
Due in 2017	5,106
Due in 2018	3,600
Due in 2019	3,278
Thereafter	7,565
Total	$24,099

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of June 30, 2015, the total commitment of secured credit facilities through private providers was $7.8 billion, none of which had been used at June 30, 2015. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in 2016, 2017 and 2018. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in millions):

	Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax	(Loss) Gain on Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax(1)	Pension Plan Loss, Net of Tax	AOCI
For the Three Months Ended June 30, 2015
Balance at March 31, 2015	$23	$(30)	$—	$(154)	$(161)
Net change	(10)	11	—	—	1
Balance at June 30, 2015	$13	$(19)	$—	$(154)	$(160)

For the Three Months Ended June 30, 2014
Balance at March 31, 2014	$21	$9	$1	$(101)	$(70)
Net change	8	(10)	—	—	(2)
Balance at June 30, 2014	$29	$(1)	$1	$(101)	$(72)

For the Six Months Ended June 30, 2015
Balance at December 31, 2014	$23	$(7)	$—	$(154)	$(138)
Net change	(10)	(12)	—	—	(22)
Balance at June 30, 2015	$13	$(19)	$—	$(154)	$(160)

For the Six Months Ended June 30, 2014
Balance at December 31, 2013	$19	$13	$1	$(101)	$(68)
Net change	10	(14)	—	—	(4)
Balance at June 30, 2014	$29	$(1)	$1	$(101)	$(72)

(1)	Includes unrealized gains/losses on hedge of net investment in foreign subsidiary, net of tax expense/benefit and net gains/losses on foreign currency translation adjustments.

The table below presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Three Months Ended June 30, 2015
Available-for-Sale Investment Securities
Net unrealized holding loss arising during the period	$(16)	$6	$(10)
Net change	$(16)	$6	$(10)
Cash Flow Hedges
Net unrealized gain arising during the period	$6	$(2)	$4
Amounts reclassified from AOCI	11	(4)	7
Net change	$17	$(6)	$11

For the Three Months Ended June 30, 2014
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$13	$(5)	$8
Net change	$13	$(5)	$8
Cash Flow Hedges
Net unrealized loss arising during the period	$(25)	$9	$(16)
Amounts reclassified from AOCI	8	(2)	6
Net change	$(17)	$7	$(10)

For the Six Months Ended June 30, 2015
Available-for-Sale Investment Securities
Net unrealized holding loss arising during the period	$(8)	$3	$(5)
Amounts reclassified from AOCI	(8)	3	(5)
Net change	$(16)	$6	$(10)
Cash Flow Hedges
Net unrealized loss arising during the period	$(41)	$15	$(26)
Amounts reclassified from AOCI	23	(9)	14
Net change	$(18)	$6	$(12)

For the Six Months Ended June 30, 2014
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$20	$(8)	$12
Amounts reclassified from AOCI	(4)	2	(2)
Net change	$16	$(6)	$10
Cash Flow Hedges
Net unrealized loss arising during the period	$(38)	$14	$(24)
Amounts reclassified from AOCI	15	(5)	10
Net change	$(23)	$9	$(14)

9.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Income before income tax expense	$942	$1,015	$1,850	$2,037
Income tax expense	$343	$371	$665	$762
Effective income tax rate	36.4%	36.6%	35.9%	37.4%

Income tax expense and the effective tax rate decreased $28 million and 0.2%, respectively, for the three months ended June 30, 2015, as compared to the same period in 2014 reflecting a decrease in pretax income and the revaluation of existing federal and state tax issues.
Income tax expense and the effective tax rate decreased $97 million and 1.5%, respectively, for the six months ended June 30, 2015, as compared to the same period in 2014 reflecting a decrease in pretax income and the revaluation of existing federal and state tax issues.
The Company is subject to examination by the Internal Revenue Service (“IRS”) and the tax authorities in various state and foreign tax jurisdictions. The tax years under examination vary by jurisdiction. The IRS is currently examining 2011 through 2012. The Company is pursuing an administrative appeal of the IRS’s proposed assessment for the years 1999 through 2005 and 2008 through 2010. It is reasonably possible that a settlement of the IRS appeals and certain state audits may be made within 12 months of the reporting date. The Company believes it is reasonably possible that a reduction of unrecognized tax benefits in the range of $100 million to $350 million could be recognized.
The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that could result from such examinations.

10.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net income	$599	$644	$1,185	$1,275
Preferred stock dividends	(10)	(10)	(19)	(19)
Net income available to common stockholders	589	634	1,166	1,256
Income allocated to participating securities	(3)	(4)	(7)	(8)
Net income allocated to common stockholders	$586	$630	$1,159	$1,248
Denominator
Weighted-average shares of common stock outstanding	441	466	444	468
Effect of dilutive common stock equivalents	1	1	1	1
Weighted-average shares of common stock outstanding and common stock equivalents	442	467	445	469
Basic earnings per common share	$1.33	$1.35	$2.61	$2.66
Diluted earnings per common share	$1.33	$1.35	$2.61	$2.66

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three and six months ended June 30, 2015 and 2014.

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
As of June 30, 2015, the Company and Discover Bank met all capital adequacy requirements to which they were subject. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum total capital risk-based, Tier 1 risk-based, Tier 1 leverage and CET1 ratios as set forth in the table below. As of June 30, 2015, the Company and Discover Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or Discover Bank’s category.
The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2015(1)
Total capital (to risk-weighted assets)
Discover Financial Services	$12,474	17.2%	$5,813	≥8.0%	$7,266	≥10.0%
Discover Bank	$11,777	16.4%	$5,739	≥8.0%	$7,174	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,112	15.3%	$4,359	≥6.0%	$5,813	≥8.0%
Discover Bank	$9,811	13.7%	$4,304	≥6.0%	$5,739	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,112	13.2%	$3,373	≥4.0%	$4,216	≥5.0%
Discover Bank	$9,811	11.8%	$3,327	≥4.0%	$4,159	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,552	14.5%	$3,270	≥4.5%	$4,723	≥6.5%
Discover Bank	$9,811	13.7%	$3,228	≥4.5%	$4,663	≥6.5%
CET1 capital (to risk-weighted assets) (Basel III fully phased-in)(2)
Discover Financial Services	$10,469	14.4%	$3,265	≥4.5%	$4,716	≥6.5%
Discover Bank	$9,808	13.7%	$3,228	≥4.5%	$4,663	≥6.5%

At December 31, 2014(1)
Total capital (to risk-weighted assets)
Discover Financial Services	$12,418	17.0%	$5,831	≥8.0%	$7,289	≥10.0%
Discover Bank	$11,040	15.3%	$5,767	≥8.0%	$7,209	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,839	14.9%	$2,916	≥4.0%	$4,373	≥6.0%
Discover Bank	$9,470	13.1%	$2,884	≥4.0%	$4,326	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,839	13.2%	$3,288	≥4.0%	$4,111	≥5.0%
Discover Bank	$9,470	11.7%	$3,252	≥4.0%	$4,066	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	N/A	N/A	N/A	N/A	N/A	N/A
Discover Bank	N/A	N/A	N/A	N/A	N/A	N/A
CET1 capital (to risk-weighted assets) (Basel III fully phased-in)(2)
Discover Financial Services	$10,305	14.1%	$3,299	≥4.5%	$4,765	≥6.5%
Discover Bank	N/A	N/A	N/A	N/A	N/A	N/A

(1)	As of January 1, 2015, actual capital amounts and ratios are calculated under Basel III rules subject to transition provisions. The Company reported under Basel I at December 31, 2014.

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

12.	Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2028. Future minimum payments on capital leases were not material at June 30, 2015. At the end of the current period, future minimum payments on non-cancelable operating leases with original terms in excess of one year consist of the following (dollars in millions):

Operating Leases
2015	$8
2016	15
2017	14
2018	12
2019	10
Thereafter	44
Total minimum lease payments	$103

Unused Commitments to Extend Credit
At June 30, 2015, the Company had unused commitments to extend credit for loans of approximately $175.7 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
Mortgage Loans Representations and Warranties
The Company sells loans it originates to investors on a servicing-released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company is required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At June 30, 2015, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition. The related provision was included in other income on the condensed consolidated statements of income.
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

June 30, 2015
Diners Club:
Merchant guarantee	$110
PULSE:
ATM guarantee	$1

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of June 30, 2015, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million subject to annual adjustment based on actual transaction experience. However, as of June 30, 2015, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.

Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution) or after expiration of the time period for chargebacks in the applicable agreement, the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and six months ended June 30, 2015 and 2014.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Aggregate sales transaction volume(1)	$33,799	$32,145	$63,297	$60,299

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of June 30, 2015 or December 31, 2014. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.
 The table below provides information regarding escrow deposits and settlement withholdings, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition, respectively (dollars in millions):

	June 30, 2015	December 31, 2014
Settlement withholdings and escrow deposits	$18	$16

13.	Litigation and Regulatory Matters
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
The Company has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and the Company’s exposure to litigation, but there can be no assurance that the Company will continue to be successful in enforcing its arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers, and may cause the Company, to discontinue their use. In addition, bills are periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") authorized the Consumer Financial Protection Bureau (the "CFPB") to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. On March 10, 2015, the CFPB released its report to Congress on pre-dispute arbitration as required by the Dodd-Frank Act which, together with comments made by the CFPB at a field hearing held that same day, suggests the CFPB may engage in rulemaking to potentially limit or ban arbitration clauses in consumer financial services agreements. On July 15, 2015, CFPB Director Cordray stated that the CFPB will be moving forward with rulemaking efforts that will address pre-dispute arbitration agreements in consumer financial products or services. In addition, the Company is involved in pending legal actions challenging its arbitration clause.
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, consumer regulatory, accounting, tax and other operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief, which could materially impact the Company's condensed consolidated financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. For example, Discover Bank and Discover Financial Services have been the subject of actions by the FDIC and the Federal Reserve, respectively, with respect to anti-money laundering and related compliance programs as described more fully below. In addition, certain subsidiaries of the Company are subject to a consent order with the CFPB regarding certain student loan servicing practices, as described below. Supervisory actions generally can include demands for civil money penalties, changes to certain business practices and customer restitution. Supervisory actions related to anti-money laundering and related laws and regulations will limit for a period of time the Company's ability to enter into certain types of acquisitions and make certain types of investments.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation related expense of $23 million was recognized for the six months ended June 30, 2015. Litigation expense was not material for the three months ended June 30, 2015 and for the three and six months ended June 30, 2014.
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
On September 2, 2014, a purported shareholder, Steamfitters Local 449 Pension Fund, filed a shareholder derivative action in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (Steamfitters Local 449 Pension Fund, derivatively on behalf of Discover Financial Services v. David W. Nelms, et al.) against the Company’s board of directors and certain current and former officers and directors of the Company. The complaint asserts claims for alleged breach of fiduciary duty, corporate waste and unjust enrichment arising out of the Company’s alleged violations of the law in connection with the marketing and sale of protection products. The relief sought in the consolidated complaint includes changes to the Company’s corporate governance procedures, unspecified damages, restitution and disgorgement from the individual defendants and attorneys’ fees. On September 25, 2014, the court entered an order staying the case until 30 days after the U.S. District Court for the Northern District of Illinois enters an order on defendants’ motion to dismiss the amended consolidated complaint in Groen v. Nelms et al. and Charter Township of Clinton Police and Fire Retirement System v. Nelms et al. (as consolidated, the Groen and Charter Township cases are now captioned: In re Discover Financial Services Derivative Litigation). The case remains stayed with a status hearing scheduled for October 20, 2015.
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
On May 26, 2015, the Company entered into a written agreement with the Federal Reserve Bank of Chicago where the Company agreed to enhance the Company’s enterprise-wide anti-money laundering and related compliance programs. The agreement does not include civil money penalties. This agreement follows the consent order that Discover Bank entered into with the FDIC on June 13, 2014 related to Discover Bank’s anti-money laundering and related compliance programs. In the consent order, Discover Bank agreed to, among other things, enhance its anti-money laundering and related compliance programs.
On July 9, 2015, a class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of Illinois (Polly Hansen v. Discover Financial Services and Discover Home Loans, Inc.). The plaintiff alleges that the Company contacted her, and members of the class she seeks to represent, on their cellular and residential telephones without their express consent or after consent was revoked in violation of the Telephone Consumer Protection Act ("TCPA"). Plaintiff seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiff.
On July 20, 2015, the CFPB and the FDIC terminated the joint consent order that they issued in September 2012 related to the marketing, sales and operation by Discover Bank of the payment protection, identity theft protection, wallet protection and credit score tracker products.
On July 22, 2015, the Company announced that its subsidiaries, Discover Bank, The Student Loan Corporation and Discover Products, Inc. (the “Discover Subsidiaries”), agreed to a consent order with the CFPB resolving the agency’s investigation with respect to certain student loan servicing practices. The CFPB’s investigation into these practices has been previously disclosed by the Company, initially in February 2014. The order requires the Discover Subsidiaries to provide redress of not less than $16 million to consumers who may have been affected by the activities described in the order related to certain collection calls, overstatements of minimum payment due amounts in billing statements, provision of interest paid information to consumers, and regulatory disclosures with respect to loans acquired in default. In addition, the Discover Subsidiaries are required to pay a $2.5 million civil money penalty to the CFPB. In the first quarter of 2015, adequate provision was made to cover these costs in the Company’s financial statements. The Discover Subsidiaries agreed to submit to the CFPB within 90 days a redress plan and a compliance plan designed to ensure that the Discover Subsidiaries provide redress and otherwise comply with the terms of the order.

14.	Fair Value Measurements and Disclosures
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
During the six months ended June 30, 2015, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's condensed consolidated financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at June 30, 2015
Assets
U.S. Treasury securities	$606	$—	$—	$606
U.S. government agency securities	625	—	—	625
Residential mortgage-backed securities - Agency	—	1,343	—	1,343
Available-for-sale investment securities	$1,231	$1,343	$—	$2,574

Mortgage loans held for sale	$—	$153	$2	$155

Interest rate lock commitments	$—	$—	$5	$5
Forward delivery contracts	—	5	—	5
Other derivative financial instruments	—	28	—	28
Derivative financial instruments	$—	$33	$5	$38

Liabilities
Forward delivery contracts	$—	$2	$—	$2
Other derivative financial instruments	—	32	—	32
Derivative financial instruments	$—	$34	$—	$34

Balance at December 31, 2014
Assets
U.S. Treasury securities	$1,329	$—	$—	$1,329
U.S. government agency securities	1,033	—	—	1,033
Residential mortgage-backed securities - Agency	—	1,485	—	1,485
Available-for-sale investment securities	$2,362	$1,485	$—	$3,847

Mortgage loans held for sale	$—	$122	$—	$122

Interest rate lock commitments	$—	$—	$7	$7
Forward delivery contracts	—	1	—	1
Other derivative financial instruments	—	35	—	35
Derivative financial instruments	$—	$36	$7	$43

Liabilities
Forward delivery contracts	$—	$3	$—	$3
Other derivative financial instruments	—	20	—	20
Derivative financial instruments	$—	$23	$—	$23

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three or six months ended June 30, 2015 and 2014.
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
At June 30, 2015, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $1.3 billion, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of four years.
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
Assets and Liabilities under the Fair Value Option
The Company has elected to account for mortgage loans held for sale at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting. At June 30, 2015 and December 31, 2014, the aggregate unpaid principal balance of loans held for sale for which the fair value option had been elected was $151 million and $117 million, respectively. At June 30, 2015 and December 31, 2014, the same loans had a fair value of $155 million and $122 million, respectively. For the three and six months ended June 30, 2015, respectively, $9 million and $12 million of losses from fair value adjustments on mortgage loans held for sale were recorded in other income on the condensed consolidated statements of income. For the three and six months ended June 30, 2014, respectively, $2 million of gains and $3 million of losses from fair value adjustments on mortgage loans held for sale were recorded in other income on the condensed consolidated statements of income.

Level 3 Financial Instruments Only
Changes in Level 3 Assets and Liabilities Measure at Fair Value on a Recurring Basis
The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in millions):

For the Three Months Ended June 30, 2015
	Balance at March 31, 2015	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at June 30, 2015
Interest rate lock commitments	$14	—	—	24	—	—	3	(36)	$5
Mortgage loans held for sale	$—	3	—	—	1	(2)	—	—	$2

For the Three Months Ended June 30, 2014
	Balance at March 31, 2014	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at June 30, 2014
Interest rate lock commitments	$5	—	—	25	—	—	2	(24)	$8

For the Six Months Ended June 30, 2015
	Balance at December 31, 2014	Transfers into Level 3	Transfers out of Level 3	Total Net Gain included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at June 30, 2015
Interest rate lock commitments	$7	—	—	68	—	—	6	(76)	$5
Forward delivery contracts	$—	—	(1)	1	—	—	—	—	$—
Mortgage loans held for sale	$—	3	—	—	1	(2)	—	—	$2

For the Six Months Ended June 30, 2014
	Balance at December 31, 2013	Transfers into Level 3	Transfers out of Level 3	Total Net Gain included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at June 30, 2014
Interest rate lock commitments	$4	—	—	43	—	—	2	(41)	$8
Forward delivery contracts	$—	—	(1)	1	—	—	—	—	$—
Mortgage loans held for sale	$—	1	—	—	—	(1)	—	—	$—

Unobservable Inputs and Sensitivities
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial assets and liabilities measured at fair value on a recurring and non-recurring basis (dollars in millions):

	Fair Value	Valuation Technique	Significant Unobservable Input	Ranges of Inputs		Weighted Average(1)
At June 30, 2015				Low	High
Interest rate lock commitments	$5	Quantitative risk models	Loan funding probability	14%	99%	67%
Mortgage loans held for sale	$2	Market comparables	Loss severity	13%	18%	15%

(1)	Weighted averages are calculated using notional amounts for derivative instruments.
The anticipated loan funding probability represents the Company's expectation regarding the percentage of IRLCs that will ultimately be funded. Generally, an increase in the anticipated loan funding probability would result in an increase in the magnitude of fair value measurements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three and six months ended June 30, 2015 and 2014, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at June 30, 2015
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	10	—	10	10
Residential mortgage-backed securities - Agency	—	117	—	117	116
Held-to-maturity investment securities	$1	$127	$—	$128	$127

Cash and cash equivalents	$10,595	$—	$—	$10,595	$10,595
Restricted cash	$754	$—	$—	$754	$754
Net loan receivables(1)	$—	$—	$68,092	$68,092	$67,138
Accrued interest receivables	$—	$615	$—	$615	$615

Liabilities
Deposits	$—	$46,436	$—	$46,436	$46,316
Short-term borrowings	$—	$144	$—	$144	$144
Long-term borrowings - owed to securitization investors	$—	$16,001	$1,382	$17,383	$17,190
Other long-term borrowings	$—	$7,323	$—	$7,323	$6,909
Accrued interest payables	$—	$146	$—	$146	$146

Balance at December 31, 2014
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	10	—	10	10
Residential mortgage-backed securities - Agency	—	93	—	93	91
Held-to-maturity investment securities	$1	$103	$—	$104	$102

Cash and cash equivalents	$7,284	$—	$—	$7,284	$7,284
Restricted cash	$106	$—	$—	$106	$106
Net loan receivables(1)	$—	$—	$69,316	$69,316	$68,101
Accrued interest receivables	$—	$618	$—	$618	$618

Liabilities
Deposits	$—	$46,242	$—	$46,242	$46,089
Short-term borrowings	$—	$113	$—	$113	$113
Long-term borrowings - owed to securitization investors	$—	$16,067	$1,561	$17,628	$17,395
Other long-term borrowings	$—	$5,721	$1	$5,722	$5,149
Accrued interest payables	$—	$132	$—	$132	$132

(1)	Net loan receivables exclude mortgage loans held for sale that are measured at fair value on a recurring basis.
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
All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values. See Note 14: Fair Value Measurements and Disclosures for a description of the valuation methodologies of derivatives. Cash collateral posted and held balances are recorded in other assets and deposits, respectively, in the condensed consolidated statements of financial condition. Collateral amounts recorded in the condensed consolidated statements of financial condition are based on the net collateral posted or held position for each applicable legal entity's master netting arrangement with each counterparty.
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
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in AOCI related to derivatives at June 30, 2015 will be reclassified to interest expense as interest payments are made on certain of the Company's floating-rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $38 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities with a functional currency other than the U.S. dollar. The Company uses foreign exchange forward contracts to hedge its exposure to changes in foreign exchange rates on its net investment in Diners Club Italy. Foreign exchange forward contracts utilized by the Company involve fixing the U.S. dollar-euro exchange rate for delivery of a specified amount of foreign currency on a specified date. These derivatives are designated as net investment hedges, with the effective portion of changes in the fair value of the derivatives reported in OCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. The Company has classified Diners Club Italy as held for sale and the investment has been written down to fair value. As a result, the Company is no longer hedging its investment in Diners Club Italy and the cumulative amount in AOCI will be reclassified when the sale closes.
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

The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	June 30, 2015				December 31, 2014
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$4,100	8	$—	$32	$4,100	$4	$18
Interest rate swaps—fair value hedge	$2,959	143	28	—	$5,507	31	2
Foreign exchange forward contract - net investment hedge(1)	$—	—	—	—	$7	—	—
Derivatives not designated as hedges
Foreign exchange forward contracts(2)	$40	8	—	—	$53	—	—
Interest rate swap(3)	$256	1	—	—	$359	—	—
Forward delivery contracts	$1,123	366	5	2	$761	1	3
Interest rate lock commitments(3)	$410	1,786	5	—	$406	7	—
Total gross derivative assets / liabilities(4)			38	34		43	23
Less: Collateral held/posted(5)			(17)	(30)		(20)	(23)
Total net derivative assets / liabilities			$21	$4		$23	$—

(1)	The foreign exchange forward contract had a notional amount of EUR 6 million as of December 31, 2014.

(2)
The foreign exchange forward contracts have notional amounts of EUR 26 million, GBP 6 million and SGD 1 million as of June 30, 2015, and notional amounts of EUR 27 million, GBP 8 million, SGD 1 million and CHF 8 million as of December 31, 2014.

(3)	Interest rate swaps not designated as hedges and interest rate lock commitments do not have associated master netting arrangements.

(4)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At June 30, 2015, the Company had one outstanding contract with a notional amount of $3 million and immaterial fair value. At December 31, 2014, the Company had one outstanding contract with a notional amount of $33 million and immaterial fair value.

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

The following tables summarize the impact of the derivative instruments on income and OCI and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

		Amount of Gain (Loss) Recognized in OCI
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2015	2014	2015	2014
Derivatives designated as hedges
Interest rate swaps - cash flow/net investment hedges
Total gain (loss) recognized in OCI after amounts reclassified into earnings, pre-tax	OCI	$18	$(17)	$(17)	$(23)
Total gain (loss) recognized in OCI		$18	$(17)	$(17)	$(23)

		Amount of (Loss) Gain Recognized in Income
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2015	2014	2015	2014
Derivatives designated as hedges
Interest rate swaps - cash flow hedges
Amount reclassified from OCI into income	Interest Expense	$(11)	$(8)	$(23)	$(15)
Total amount reclassified from OCI into income		(11)	(8)	(23)	(15)

Interest rate swaps - fair value hedges
Adjustments - ineffectiveness		(4)	3	1	1
Adjustments - other		7	10	15	20
Gain on interest rate swaps	Interest Expense	3	13	16	21

Adjustments - ineffectiveness		6	(1)	3	2
Adjustments - other		(2)	(2)	(3)	1
Gain (loss) on hedged item	Interest Expense	4	(3)	—	3

Total (loss) gain on derivatives designated as hedges recognized in income		$(4)	$2	$(7)	$9

Derivatives not designated as hedges
(Loss) gain on forward contracts	Other Income	$(1)	$—	$2	$—
Loss on interest rate swaps	Other Income	—	—	—	(1)
Gain (loss) on forward delivery contracts	Other Income	4	(4)	6	(7)
Gain on interest rate lock commitments	Other Income	24	25	68	43
Total gain on derivatives not designated as hedges recognized in income		$27	$21	$76	$35

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

As of June 30, 2015, DFS had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At June 30, 2015, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $77 million as of June 30, 2015.
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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended June 30, 2015
Interest income
Credit card loans	$1,620	$—	$1,620
Private student loans	92	—	92
PCI student loans	56	—	56
Personal loans	155	—	155
Other	24	—	24
Total interest income	1,947	—	1,947
Interest expense	311	—	311
Net interest income	1,636	—	1,636
Provision for loan losses	306	—	306
Other income	468	71	539
Other expense	884	43	927
Income before income tax expense	$914	$28	$942

For the Three Months Ended June 30, 2014
Interest income
Credit card loans	$1,560	$—	$1,560
Private student loans	75	—	75
PCI student loans	66	—	66
Personal loans	138	—	138
Other	24	—	24
Total interest income	1,863	—	1,863
Interest expense	274	—	274
Net interest income	1,589	—	1,589
Provision for loan losses	360	—	360
Other income	503	80	583
Other expense	748	49	797
Income before income tax expense	$984	$31	$1,015

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Six Months Ended June 30, 2015
Interest income
Credit card loans	$3,226	$—	$3,226
Private student loans	182	—	182
PCI student loans	116	—	116
Personal loans	307	—	307
Other	45	—	45
Total interest income	3,876	—	3,876
Interest expense	611	—	611
Net interest income	3,265	—	3,265
Provision for loan losses	694	2	696
Other income	936	145	1,081
Other expense	1,712	88	1,800
Income before income tax expense	$1,795	$55	$1,850

For the Six Months Ended June 30, 2014
Interest income
Credit card loans	$3,097	$—	$3,097
Private student loans	148	—	148
PCI student loans	134	—	134
Personal loans	270	—	270
Other	47	—	47
Total interest income	3,696	—	3,696
Interest expense	544	—	544
Net interest income	3,152	—	3,152
Provision for loan losses	630	2	632
Other income	939	159	1,098
Other expense	1,483	98	1,581
Income before income tax expense	$1,978	$59	$2,037

17.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to June 30, 2015 and determined that other than the regulatory matters disclosed in Note 13, there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt and investor sentiment; the impact of current, pending and future legislation, regulation, supervisory guidance and regulatory and legal actions, including, but not limited to, those related to financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity; the actions and initiatives of current and potential competitors; our ability to manage our expenses; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants; our ability to sustain and grow our non-card products; losses as a result of mortgage loan repurchase and indemnification obligations to secondary market purchasers; difficulty obtaining regulatory approval for, financing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; limits on our ability to pay dividends and repurchase our common stock; limits on our ability to receive payments from our subsidiaries; fraudulent activities or material security breaches of key systems; our ability to remain organizationally effective; our ability to increase or sustain Discover card usage or attract new customers; our ability to maintain relationships with merchants; the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events; our ability to introduce new products and services; our ability to manage our relationships with third-party vendors; our ability to maintain current technology and integrate new and acquired systems; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of or investments in businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.
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
Introduction and Overview
Discover Financial Services ("DFS") is a direct banking and payment services company. We provide direct banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home equity loans and deposit products. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network processes transactions for Discover-branded credit cards and also provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services. On June 16, 2015, we announced that we are closing the mortgage origination business that we acquired in 2012, which is part of our Direct Banking segment. The disposition represents the exiting of an ancillary business that will not have a major impact on our operations.

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
Quarter Highlights

•	Net income for the three months ended June 30, 2015 was $599 million, compared to $644 million for the same period in the prior year.

•	Net interest income increased by 3.0% compared to the same period in the prior year.

•	Total loans grew $3.2 billion, or 4.8%, from June 30, 2014 to $69.0 billion.

•	Credit card loans grew $2.2 billion, or 4.2%, to $54.9 billion and Discover card sales volume increased 2.3% from the prior year period.

•
Net charge-off rate for credit card loans decreased 5 basis points from the same period in the prior year to 2.28%, and the delinquency rate for credit card loans over 30 days past due decreased 8 basis points to 1.55%.

•	We repurchased approximately 7 million shares, or 1.6%, of our outstanding common stock for $425 million during the quarter.
Outlook
The growth of our existing direct banking products remains a priority. We anticipate that investments in marketing rewards as well as new features will contribute to new card account growth and wallet share gains with existing customers. We are also targeting growth in our private student and personal loan portfolios.
Revenue margin is expected to modestly decline in the second half of the year, driven by a slight increase in the credit card rewards rate, net interest margin compression, a continued decline in protection products revenue and the loss of mortgage origination revenue. The anticipated net interest margin compression is primarily due to an expectation of higher funding costs.
Our credit quality improved in the second quarter. We decreased our allowance for loan losses due to recent improvements in credit outlook. As a result, we would expect our provision rate to be slightly lower than previous expectations for the full year.
During the second quarter, higher expenses were driven primarily by marketing and compliance costs, as well as a restructuring charge, which was related to exiting our home loans business. While we continue to invest in areas supporting growth strategies and regulatory compliance, going forward we expect to see some moderation in expenses from the second quarter levels.
We expect substantial and intense competition in the payments industry to persist, which will impact our revenue margins, transaction volume and business strategies. Despite these ongoing challenges, we continue to leverage our network to support our card-issuing business.
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
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including supervisory priorities and actions, the actions of our competitors and other marketplace participants and the behavior of consumers. Regulatory developments, findings and ratings could negatively impact our business strategies, require us to limit or change our business practices, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For more information on recent matters affecting Discover, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements. Regulatory developments could also impact our strategies, the value of our assets, or otherwise adversely affect our businesses.
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
Consumer Financial Services
The Consumer Financial Protection Bureau (the "CFPB") regulates consumer financial products and services, as well as certain financial services providers, including Discover. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. In March 2015, the CFPB released its report to Congress on pre-dispute arbitration. For more information, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements.
Several of our products, including credit cards, private student loans and home loans, are areas of focus of the CFPB. The CFPB collects detailed account level information from us about credit cards and other products, and is authorized to collect fines and require consumer restitution in the event of violations. In addition, the CFPB has an online complaint portal that shows the subject matter of consumers' complaints about financial products, as well as the nature of financial services providers' responses to each complaint, such as whether requested relief was provided. In June 2015, the CFPB began publishing narratives of complaints made to the CFPB by consumers who opted to have their complaint narratives made public. The publication through the portal of unverified detailed consumer narratives could lead to reputational injury of financial institutions. The CFPB's analysis of account data and complaints could inform future decisions with respect to regulatory, enforcement or examination focus, and influence consumers' attitudes about doing business with Discover.
Credit Cards
Pursuant to the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act"), the CFPB is conducting its bi-annual review of the consumer credit card market. The bi-annual review may result in additional guidance for credit card issuers, regulatory changes or legislative recommendations to Congress. Consumer experience with debt collectors continues to be a focus of the CFPB, and we anticipate that the CFPB may propose debt collection regulations in 2015-2016. Courts and legislators have also been focused on the debt collection practices of consumer financial services providers. The ultimate impact of this increased scrutiny is uncertain at this time.
Private Student Loans
There continues to be significant legislative and regulatory focus on the private student loan market, including by the CFPB and the Federal Deposit Insurance Corporation (the "FDIC"). This regulatory focus has resulted in an increase in supervisory examinations of Discover related to private student loans. The CFPB is currently investigating certain student loan servicing practices of Discover Bank. See Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information. The recent legislative and regulatory areas of focus include servicing practices with respect to assisting student borrowers with economic hardships, refinancing of private student loans, the liability of student borrowers in the event of cosigner death or bankruptcy, the standard for discharging student loans in bankruptcy, loan payment allocation, credit reporting and requirements related to borrower military service. In June 2015, the latest semi-annual report from the CFPB on private student lending requirements referenced these and other issues. The enactment of new legislation or the adoption of new regulations or guidance may increase the complexity and expense of servicing student loans. Legislators and regulators may take additional actions that impact the student loan market in the future, which could cause us to restructure our private student loan product in ways that we may not currently anticipate.

Mortgage Lending
In June 2015, we announced the closure of our mortgage origination business acquired in 2012. We will continue to originate home equity loans through Discover Bank. The CFPB has indicated that the mortgage industry is an area of supervisory focus and that it will concentrate its examinations and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act including steering consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB has published several final rules impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing and integrated mortgage origination disclosures. Failure to comply with the ability-to-repay rule could result in possible CFPB enforcement action and special statutory damages plus actual, class action and attorney fee damages, all of which a borrower may claim in defense of a foreclosure action at any time. The new integrated mortgage origination disclosures rule, effective October 1, 2015, requires combining disclosures currently provided under the Truth in Lending Act and the Real Estate Settlement Procedures Act, resulting in significant effort by the mortgage industry to test and implement as well as process changes with third-party settlement agents.
Payment Networks
The Dodd-Frank Act contains several provisions impacting the debit card market, including network participation requirements and interchange fee limitations. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected and is expected to continue to adversely affect, our PULSE network's business practices, network transaction volume, revenue and prospects for future growth. We continue to closely monitor competitor pricing strategies in order to assess their impact on our business and on competition in the marketplace. The U.S. Department of Justice is examining some of these competitor pricing strategies. In addition, PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns, which will significantly impact expenses for the payment services segment. In addition, the Dodd-Frank Act's network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affect PULSE's current business practices and may materially adversely affect its network transaction volume and revenue.
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
European interchange fee regulation entered into force in June 2015, with certain provisions becoming effective in December 2015 and June 2016. Diners Club is a closed loop network. The regulation, among other things, caps interchange fees of "four-party" networks such as Visa and MasterCard. However, the regulation provides that “three-party” networks should be treated as “four-party” networks when they license third-party providers to issue cards and/or acquire merchants or when they issue cards with a co-brand partner or through an agent. This means the caps apply to elements of the financial arrangements agreed to between Diners Club and each of our stand-alone acquirers in Western Europe. The caps will take effect in December 2015; however, the application of these caps in relation to such arrangements with no cross-border component may be delayed for a three-year period subject to each Member State's discretion. The regulation excludes commercial card transactions from the scope of the caps. The regulation also contains a number of business rules which we are examining and assessing. We are currently evaluating our business strategies. There are additional initiatives in Europe that may have an impact on our Diners Club business, including a proposal to regulate surcharging and network access requirements, which may result in differential surcharging of Diners Club cards and may impact Diners Club' licensing arrangements in Europe.

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
Direct Banking
Our Direct Banking segment includes Discover-branded credit cards issued to individuals on the Discover Network and other consumer products and services, including private student loans, personal loans, home equity loans, prepaid cards and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, our credit card products generate substantially all of our revenues related to discount and interchange, protection products and loan fee income.
Payment Services
Our Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and our Network Partners business, which provides payment transaction processing and settlement services on the Discover Network. This segment also includes the business operations of Diners Club Italy, which primarily consists of activity related to issuing Diners Club charge cards in Italy and was classified as held for sale as of December 31, 2014. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club.
The following table presents segment data (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Direct Banking
Interest income
Credit card	$1,620	$1,560	$3,226	$3,097
Private student loans	92	75	182	148
PCI student loans	56	66	116	134
Personal loans	155	138	307	270
Other	24	24	45	47
Total interest income	1,947	1,863	3,876	3,696
Interest expense	311	274	611	544
Net interest income	1,636	1,589	3,265	3,152
Provision for loan losses	306	360	694	630
Other income	468	503	936	939
Other expense	884	748	1,712	1,483
Income before income tax expense	914	984	1,795	1,978
Payment Services
Provision for loan losses	—	—	2	2
Other income	71	80	145	159
Other expense	43	49	88	98
Income before income tax expense	28	31	55	59
Total income before income tax expense	$942	$1,015	$1,850	$2,037

The following table presents information on transaction volume (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Network Transaction Volume
PULSE Network	$37,162	$41,500	$77,976	$83,427
Network Partners	3,536	2,617	6,485	4,998
Diners Club(1)	6,773	6,733	13,247	13,260
Total Payment Services	47,471	50,850	97,708	101,685
Discover Network—Proprietary(2)	31,084	30,342	58,408	56,889
Total Volume	$78,555	$81,192	$156,116	$158,574
Transactions Processed on Networks
Discover Network	512	514	968	975
PULSE Network	989	1,090	2,013	2,127
Total	1,501	1,604	2,981	3,102
Credit Card Volume
Discover Card Volume(3)	$32,299	$31,732	$61,024	$59,809
Discover Card Sales Volume(4)	$30,017	$29,341	$56,396	$55,038

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
Our Direct Banking segment reported pretax income of $914 million and $1.8 billion for the three and six months ended June 30, 2015, respectively, as compared to pretax income of $984 million and $2.0 billion for the three and six months ended June 30, 2014, respectively.
Loan receivables were relatively flat at $69.0 billion at June 30, 2015 as compared to $69.9 billion at December 31, 2014 after adjusting for the seasonality of holiday purchases in the December 31 balance. Discover card sales volume was 30.0 billion and 56.4 billion for the three and six months ended June 30, 2015, respectively, which was an increase of 2.3% and 2.5%, respectively, as compared to the same periods in 2014. This volume growth was primarily driven by an increase in discretionary spending offset by the impact of lower gas prices.
Net interest margin decreased for the three and six months ended June 30, 2015 as compared to the same periods in 2014 primarily driven by lower yields on total loan receivables, combined with increased cost of funding. The decrease in loan receivable yields was driven by a combination of a decrease in high-rate balances for the other loans portfolio and higher promotional balances in credit card loans. The increased cost of funding was primarily driven by increased borrowings at higher rates, in part driven by an effort over the prior quarters to lengthen the duration of our borrowings.
Interest income increased during the three and six months ended June 30, 2015 as compared to the same periods in 2014 due in part to growth in credit card, personal and private student loans, partially offset by lower yields on credit card and personal loans as well as a decrease in purchased credit-impaired ("PCI") student loan balances.
Interest expense increased during the three and six months ended June 30, 2015 as compared to the same periods in 2014 primarily due to higher average borrowings at higher rates.
At June 30, 2015 and December 31, 2014, our delinquency rate for credit card loans over 30 days past due was 1.55% and 1.73%, respectively. For the three months ended June 30, 2015, our net charge-off rate on credit cards decreased to 2.28% as compared to 2.33% for the same period in 2014. For the six months ended June 30, 2015, our net charge-off rate on credit cards increased to 2.34% as compared to 2.32% for the same period in 2014. An increase in the level of net charge-offs combined with a decline in reserve requirements led to a decrease in the provision for loan losses for the three months ended June 30, 2015, as compared to the same period in 2014. An increase in the level of net charge-offs combined with an increase in reserve requirements led to an increase in the provision for loan losses for the six months ended June 30, 2015, as compared to the same period in 2014. For a more detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income decreased for the three and six months ended June 30, 2015 as compared to the same periods in 2014. The decrease was primarily due to lower discount and interchange revenue, net of rewards, as increased transaction volume revenue was more than offset by increased rewards. Rewards increased at a faster pace than transaction volume revenue due to a combination of higher enrollment rates in promotional reward programs and the elimination of forfeitures in late 2014. Additionally, protection products revenue declined reflecting the impact of our no longer selling these products and eliminating related retention efforts. During the six months ended June 30, 2015, these decreases were offset by an increase in revenue related to mortgage banking operations driven by higher mortgage refinance volume resulting from lower interest rates.
Total other expense increased for the three and six months ended June 30, 2015 as compared to the same periods in 2014, with increases in employee compensation and benefits costs, marketing and business development costs, professional fees and other expense. The growth in employee compensation costs resulted from growth in overall headcount driven in part by regulatory and compliance needs. The increase in professional fees was driven by anti-money laundering and related compliance program expenses. The increase in marketing and business development costs was due to marketing campaigns for new products and promotions combined with a shift in timing of campaigns compared to prior year. In addition, 2014 marketing and business development costs benefited from a postal rebate, while there was no comparable rebate in 2015. The increase in other expense was driven by restructuring charges related to the closure of our mortgage business for the three months ended June 30, 2015, while the six months ended June 30, 2015 also reflects the first quarter increase in our reserve for legal and regulatory matters.
Payment Services
Our Payment Services segment reported pretax income of $28 million and $55 million for the three and six months ended June 30, 2015, respectively, as compared to pretax income of $31 million and $59 million for the same periods in 2014. The decrease in segment pretax income resulted from a decrease in other income partially offset by a decrease in other expense. The decrease in other income was primarily driven by a reduction in transaction processing revenue due to customer attrition and a decrease in discount and interchange revenue as a result of lower card volume from Network Partners. The decrease in other expense was primarily due to reduced expenses for Diners Club International, including lower marketing spend and decreased other expense related to the pending sale of Diners Club Italy.
Transaction dollar volume decreased $3.4 billion and $4.0 billion for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 primarily due to declines in PULSE network volume. The number of transactions processed on the PULSE network decreased for the three and six months ended June 30, 2015, as compared to the same periods during 2014.
We have been working with certain of our European Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 7% and 6% of Diners Club revenues during the three and six months ended June 30, 2015, respectively. In addition, Diners Club has $151 million of non-amortizable intangible assets at June 30, 2015. While our current determination is that none of these intangible assets are presently impaired, to the extent that we are unable to maintain Diners Club revenues at appropriate levels, we may be exposed to a non-cash impairment loss on these assets that, when recognized, could have a material adverse impact on our results of operations.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended June 30,		2015 vs. 2014 increase (decrease)		For the Six Months Ended June 30,		2015 vs. 2014 increase (decrease)
	2015	2014	$	%	2015	2014	$	%
Interest income	$1,947	$1,863	$84	5%	$3,876	$3,696	$180	5%
Interest expense	311	274	37	14%	611	544	67	12%
Net interest income	1,636	1,589	47	3%	3,265	3,152	113	4%
Provision for loan losses	306	360	(54)	(15)%	696	632	64	10%
Net interest income after provision for loan losses	1,330	1,229	101	8%	2,569	2,520	49	2%
Other income	539	583	(44)	(8)%	1,081	1,098	(17)	(2)%
Other expense	927	797	130	16%	1,800	1,581	219	14%
Income before income tax expense	942	1,015	(73)	(7)%	1,850	2,037	(187)	(9)%
Income tax expense	343	371	(28)	(8)%	665	762	(97)	(13)%
Net income	$599	$644	$(45)	(7)%	$1,185	$1,275	$(90)	(7)%

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
Our interest-earning assets consist of: (i) cash and cash equivalents primarily related to amounts on deposit with the Federal Reserve Bank of Philadelphia, (ii) restricted cash, (iii) investment securities and (iv) loan receivables. Our interest-bearing liabilities consist primarily of deposits, both direct-to-consumer and brokered, and long-term borrowings, including amounts owed to securitization investors. Net interest income is influenced by the following:

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
Net interest margin decreased for the three and six months ended June 30, 2015 as compared to the same periods in 2014 primarily driven by lower yields on total loan receivables, combined with increased cost of funding. The decrease in loan receivable yields was driven by a combination of a decrease in high-rate balances for the other loans portfolio and higher promotional balances in credit card loans. The increased cost of funding was primarily driven by increased borrowings at higher rates, in part driven by an effort over the prior quarters to lengthen the duration of our borrowings.
Interest income increased during the three and six months ended June 30, 2015 as compared to the same periods in 2014 due in part to growth in credit card, personal and private student loans, partially offset by lower yields on credit card and personal loans as well as a decrease in PCI student loan balances.
Interest expense increased during the three and six months ended June 30, 2015 as compared to the same periods in 2014 primarily due to higher average borrowings at higher rates.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended June 30,
	2015			2014
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$10,482	0.25%	$7	$7,083	0.25%	$4
Restricted cash	686	0.13%	—	563	0.08%	—
Investment securities	2,737	1.87%	12	3,954	1.67%	17
Loan receivables(1)
Credit card(2)(3)	53,987	12.04%	1,620	51,718	12.10%	1,560
Personal loans	5,131	12.12%	155	4,426	12.49%	138
Private student loans	5,147	7.16%	92	4,321	7.01%	76
PCI student loans	3,450	6.54%	56	3,980	6.66%	66
Mortgage loans held for sale	169	3.58%	2	119	3.93%	1
Other	216	5.43%	3	164	3.51%	1
Total loan receivables	68,100	11.35%	1,928	64,728	11.42%	1,842
Total interest-earning assets	82,005	9.52%	1,947	76,328	9.79%	1,863
Allowance for loan losses	(1,807)			(1,599)
Other assets	4,466			4,253
Total assets	$84,664			$78,982
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(4)	$26,663	1.62%	108	$26,220	1.68%	109
Money market deposits(5)	7,334	0.98%	18	7,647	0.88%	17
Other interest-bearing savings deposits	12,101	0.97%	29	10,523	0.95%	25
Total interest-bearing deposits(6)	46,098	1.35%	155	44,390	1.37%	151
Borrowings
Short-term borrowings	153	1.37%	—	113	1.60%	—
Securitized borrowings(4)(5)	17,351	1.91%	83	15,976	1.74%	69
Other long-term borrowings(4)	6,028	4.90%	73	3,889	5.54%	54
Total borrowings	23,532	2.67%	156	19,978	2.48%	123
Total interest-bearing liabilities	69,630	1.80%	311	64,368	1.71%	274
Other liabilities and stockholders’ equity	15,034			14,614
Total liabilities and stockholders’ equity	$84,664			$78,982
Net interest income			$1,636			$1,589
Net interest margin(7)		9.63%			9.84%
Net yield on interest-bearing assets(8)		8.00%			8.35%
Interest rate spread(9)		7.72%			8.08%

Average Balance Sheet Analysis (dollars in millions)

	For the Six Months Ended June 30,
	2015			2014
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$9,846	0.25%	$13	$7,140	0.25%	$9
Restricted cash	646	0.12%	—	1,162	0.08%	—
Investment securities	2,840	1.81%	25	4,000	1.65%	33
Loan receivables(1)
Credit card(2)	54,013	12.04%	3,226	51,534	12.12%	3,097
Personal loans	5,089	12.16%	307	4,343	12.52%	270
Private student loans	5,137	7.13%	182	4,293	6.98%	149
PCI student loans	3,521	6.63%	116	4,046	6.70%	134
Mortgage loans held for sale	153	3.58%	3	109	4.01%	2
Other	211	5.05%	4	154	3.13%	2
Total loan receivables	68,124	11.36%	3,838	64,479	11.43%	3,654
Total interest-earning assets	81,456	9.60%	3,876	76,781	9.71%	3,696
Allowance for loan losses	(1,780)			(1,638)
Other assets	4,452			4,261
Total assets	$84,128			$79,404
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$26,825	1.61%	214	$26,639	1.68%	222
Money market deposits(4)	7,397	0.98%	36	7,653	0.87%	33
Other interest-bearing savings deposits	11,821	0.98%	57	10,328	0.95%	49
Total interest-bearing deposits(5)	46,043	1.35%	307	44,620	1.37%	304
Borrowings
Short-term borrowings	140	1.40%	1	103	1.73%	1
Securitized borrowings(3)(4)	17,286	1.90%	163	16,492	1.71%	139
Other long-term borrowings(3)	5,669	4.99%	140	3,731	5.40%	100
Total borrowings	23,095	2.66%	304	20,326	2.39%	240
Total interest-bearing liabilities	69,138	1.78%	611	64,946	1.69%	544
Other liabilities and stockholders’ equity	14,990			14,458
Total liabilities and stockholders’ equity	$84,128			$79,404
Net interest income			$3,265			$3,152
Net interest margin(6)		9.66%			9.86%
Net yield on interest-bearing assets(7)		8.08%			8.28%
Interest rate spread(8)		7.82%			8.02%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $48 million and $49 million of amortization of balance transfer fees for the three months ended June 30, 2015 and 2014, respectively. Interest income on credit card loans includes $96 million and $95 million of amortization of balance transfer fees for the six months ended June 30, 2015 and 2014, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(4)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(5)	Includes the impact of FDIC insurance premiums.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	June 30, 2015	December 31, 2014
Loan receivables
Credit card loans	$54,949	$56,128
Other loans
Personal loans	5,183	5,007
Private student loans	5,139	4,850
Mortgage loans held for sale	155	122
Other	221	202
Total other loans	10,698	10,181
Purchased credit-impaired loans(1)	3,381	3,660
Total loan receivables	69,028	69,969
Allowance for loan losses	(1,735)	(1,746)
Net loan receivables	$67,293	$68,223

(1)	Represents purchased credit-impaired private student loans (see Note 4: Loan Receivables to our condensed consolidated financial statements).
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
In determining the allowance for loan losses, we estimate probable losses separately for segments of the loan portfolio that have similar risk characteristics. We use a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. We use other analyses to estimate losses incurred from non-delinquent accounts which adds to the identification of loss emergence. We use these analyses together as a basis for determining our allowance for loan losses.
The allowance for loan losses was $1.7 billion at June 30, 2015, which reflects an $11 million reserve release over the amount of the allowance for loan losses at December 31, 2014. The reserve release, which primarily related to credit card loan receivables, was driven by lower bankruptcy and contractual charge-offs than expected, which resulted in lower estimated losses.
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three months ended June 30, 2015, the provision for loan losses decreased by $54 million, or 15%, as compared to the same period in 2014 due to a reserve release in the three months ended June 30, 2015 compared to a reserve build in the same period in 2014 that was partially offset by higher net charge-offs in the 2014 period. The level of allowance for loan losses is higher as of June 30, 2015 when compared to the allowance for loan losses as of June 30, 2014. For the six months ended June 30, 2015, the provision for loan losses increased by $64 million, or 10%, as compared to the same period in 2014 due to higher net charge-offs and lower reserve release in the six months ended June 30, 2015.
At June 30, 2015, the level of the allowance related to personal and student loans increased as compared to December 31, 2014 due to loan growth and continued seasoning of the portfolios. For student loans in general, payments are not required while the borrower is still in school; therefore, this loan portfolio matures at a slower pace than our other loan portfolios. At June 30, 2015, the level of allowance related to other loans remained relatively flat as compared to December 31, 2014.

The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Three Months Ended June 30, 2015
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,492	$123	$142	$19	$1,776
Additions
Provision for loan losses	256	35	14	1	306
Deductions
Charge-offs	(423)	(31)	(15)	—	(469)
Recoveries	116	4	2	—	122
Net charge-offs	(307)	(27)	(13)	—	(347)
Balance at end of period	$1,441	$131	$143	$20	$1,735

	For the Three Months Ended June 30, 2014
	Credit Card	Personal Loans	Student Loans	Other	Total
Balance at beginning of period	$1,342	$109	$122	$18	$1,591
Additions
Provision for loan losses	317	22	20	1	360
Deductions
Charge-offs	(415)	(24)	(15)	(1)	(455)
Recoveries	115	2	1	—	118
Net charge-offs	(300)	(22)	(14)	(1)	(337)
Balance at end of period	$1,359	$109	$128	$18	$1,614

	For the Six Months Ended June 30, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	593	66	34	3	696
Deductions
Charge-offs	(851)	(62)	(30)	—	(943)
Recoveries	225	7	4	—	236
Net charge-offs	(626)	(55)	(26)	—	(707)
Balance at end of period	$1,441	$131	$143	$20	$1,735

	For the Six Months Ended June 30, 2014
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions
Provision for loan losses	547	40	43	2	632
Deductions
Charge-offs	(823)	(48)	(30)	(1)	(902)
Recoveries	229	5	2	—	236
Net charge-offs	(594)	(43)	(28)	(1)	(666)
Balance at end of period	$1,359	$109	$128	$18	$1,614

(1)	Includes both PCI and non-PCI private student loans.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
	$	%	$	%	$	%	$	%
Credit card loans	$307	2.28%	$300	2.33%	$626	2.34%	$594	2.32%
Personal loans	$27	2.10%	$22	1.95%	$55	2.16%	$43	2.01%
Private student loans (excluding PCI(1))	$13	1.02%	$14	1.30%	$26	1.02%	$28	1.31%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 4: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loans for the three and six months ended June 30, 2015 remained relatively flat when compared to the same periods in 2014. The net charge-off rate on our personal loans for the three and six months ended June 30, 2015 increased by 15 basis points, when compared to the same periods in 2014 driven by higher charge-offs due to continued loan growth and seasoning effect. The net charge-off rate on our private student loans excluding PCI loans for the three and six months ended June 30, 2015 decreased by 28 and 29 basis points, respectively, when compared to the same period in 2014 resulting from favorable economic conditions.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	June 30, 2015		December 31, 2014
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$850	1.55%	$971	1.73%
Personal loans	$37	0.71%	$40	0.79%
Private student loans (excluding PCI loans(1))	$91	1.78%	$87	1.80%

Loans 90 or more days delinquent
Credit card loans	$414	0.75%	$480	0.85%
Personal loans	$10	0.20%	$11	0.22%
Private student loans (excluding PCI loans(1))	$25	0.48%	$25	0.52%

Loans not accruing interest	$200	0.31%	$183	0.28%

Restructured loans
Credit card loans(2)	$1,010	1.84%	$1,037	1.85%
Personal loans(3)	$61	1.18%	$55	1.10%
Private student loans (excluding PCI loans(1))(4)	$43	0.84%	$38	0.78%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $40 million and $44 million at June 30, 2015 and December 31, 2014, respectively, that are also included in loans over 90 days delinquent or more.

(3)	Restructured personal loans include $3 million at June 30, 2015 and December 31, 2014 that are also included in loans over 90 days delinquent or more.

(4)	Restructured private student loans include $3 million and $5 million at June 30, 2015 and December 31, 2014, respectively, that are also included in loans over 90 days delinquent or more.
Credit card, personal and private student loan 30-day and 90-day delinquency rates at June 30, 2015 decreased compared to December 31, 2014 due to favorable economic factors.
The restructured credit card loan balance at June 30, 2015 decreased compared to December 31, 2014 due to continued improvement in customer credit performance. The restructured personal and private student loan balances at June 30, 2015 increased compared to December 31, 2014 as a result of continued growth and seasoning of these loan portfolios.
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
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended June 30,		2015 vs. 2014 increase (decrease)		For the Six Months Ended June 30,		2015 vs. 2014 increase (decrease)
	2015	2014	$	%	2015	2014	$	%
Discount and interchange revenue(1)	$298	$327	$(29)	(9)%	$566	$581	$(15)	(3)%
Protection products revenue	68	78	(10)	(13)%	139	161	(22)	(14)%
Loan fee income	80	80	—	—%	161	163	(2)	(1)%
Transaction processing revenue	40	46	(6)	(13)%	82	90	(8)	(9)%
Gain on investments	—	—	—	NM	8	4	4	100%
Gain on origination and sale of mortgage loans	26	22	4	18%	66	38	28	74%
Other income	27	30	(3)	(10)%	59	61	(2)	(3)%
Total other income	$539	$583	$(44)	(8)%	$1,081	$1,098	$(17)	(2)%

(1)
Net of rewards, including Cashback Bonus rewards, of $314 million and $268 million for the three months ended June 30, 2015 and 2014, respectively, and $582 million and $533 million for the six months ended June 30, 2015 and 2014, respectively. During the three months ended December 31, 2014, we made certain changes to our customer rewards program to eliminate forfeitures.

Total other income decreased in the three and six months ended June 30, 2015 by $44 million and $17 million, respectively, as compared to the same periods in 2014. The decrease was primarily due to lower discount and interchange revenue, net of rewards, as increased transaction volume revenue was more than offset by increased rewards. Rewards increased at a faster pace than transaction volume revenue due to a combination of higher enrollment rates in promotional reward programs and the elimination of forfeitures in late 2014. Additionally, protection products revenue declined reflecting the impact of our no longer selling these products and eliminating related retention efforts. During the six months ended June 30, 2015, these decreases were offset by an increase in revenue related to mortgage banking operations driven by higher mortgage refinance volume resulting from lower interest rates.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		2015 vs. 2014 increase (decrease)		For the Six Months Ended June 30,		2015 vs. 2014 increase (decrease)
	2015	2014	$	%	2015	2014	$	%
Employee compensation and benefits	$326	$301	$25	8%	$657	$608	$49	8%
Marketing and business development	199	168	31	18%	381	337	44	13%
Information processing and communications	90	87	3	3%	178	171	7	4%
Professional fees	153	112	41	37%	280	211	69	33%
Premises and equipment	23	22	1	5%	47	45	2	4%
Other expense	136	107	29	27%	257	209	48	23%
Total other expense	$927	$797	$130	16%	$1,800	$1,581	$219	14%

Total other expense increased in the three and six months ended June 30, 2015 by $130 million and $219 million, respectively, as compared to the same periods in 2014, with increases in employee compensation and benefits costs, marketing and business development costs, professional fees and other expense. The growth in employee compensation costs resulted from growth in overall headcount driven in part by regulatory and compliance needs. The increase in professional fees was driven by anti-money laundering and related compliance program expenses. The increase in marketing and business development costs was due to marketing campaigns for new products and promotions combined with a shift in timing of campaigns compared to prior year. In addition, 2014 marketing and business development costs benefited from a postal rebate, while there was no comparable rebate in 2015. The increase in other expense was driven by restructuring charges related to the closure of our mortgage business for the three months ended June 30, 2015, while the six months ended June 30, 2015 also reflects the first quarter increase in our reserve for legal and regulatory matters.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Income before income tax expense	$942	$1,015	$1,850	$2,037
Income tax expense	$343	$371	$665	$762
Effective income tax rate	36.4%	36.6%	35.9%	37.4%

Income tax expense and the effective tax rate decreased $28 million and (0.2)%, respectively, for the three months ended June 30, 2015, as compared to the same period in 2014 reflecting a decrease in pretax income and the revaluation of existing federal and state tax issues.

Income tax expense and the effective tax rate decreased $97 million and (1.5)%, respectively, for the six months ended June 30, 2015, as compared to the same period in 2014, reflecting a decrease in pretax income and the revaluation of existing federal and state tax issues.
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

Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts. At June 30, 2015, we had $29.5 billion of direct-to-consumer deposits and $16.8 billion of brokered and other deposits.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of June 30, 2015, the DiscoverSeries three-month rolling average excess spread was 13.47%.
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
At June 30, 2015, we had $15.9 billion of outstanding public asset-backed securities and $5.8 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At June 30, 2015	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$15,899	$3,300	$7,700	$4,899	$—

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

Other Long-Term Borrowings—Student Loans
At June 30, 2015, we had $1.4 billion of remaining principal balance outstanding on securitized debt assumed as part of the acquisition of Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding debt (dollars in millions):

Discover Financial Services Senior Notes		Discover Bank Senior Notes		Discover Bank Subordinated Notes
Principal Amount Outstanding	Maturity	Principal Amount Outstanding	Maturity	Principal Amount Outstanding	Maturity
At June 30, 2015
$400	June 2017	$750	February 2018	$200	November 2019
78	July 2019	1,250	June 2020	500	April 2020
322	April 2022	750	August 2021	$700
500	November 2022	1,000	August 2023
500	November 2024	400	March 2026
500	March 2025	$4,150
$2,300

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. For more information on outstanding notes, including weighted-average interest rates, see Note 7: Long-Term Borrowings to our condensed consolidated financial statements.
Short-Term Borrowings
We utilize a warehouse line of credit available up to $205 million as a form of short-term borrowings. This line of credit is used for the sole purpose of funding newly originated consumer residential mortgage loans, which we intend to sell shortly following funding of these loans. The warehouse line of credit will be paid off with the proceeds from the mortgage loan sales as we close the mortgage origination business. The warehouse line of credit had an outstanding balance of $144 million as of June 30, 2015. In addition, we may access short-term borrowings through the Federal Funds market or through repurchase agreements. At June 30, 2015 and December 31, 2014, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed undrawn capacity through privately placed asset-backed securitizations. At June 30, 2015, we had total committed capacity of $7.8 billion, none of which was drawn.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of June 30, 2015, Discover Bank had $17.3 billion of available capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window.
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
On March 16, 2015, Moody’s adopted extensive revisions to its bank rating methodology. The revised methodology includes a new component that Moody’s uses to assess how various classes of bank creditors would fare under the Dodd-Frank Act’s operational resolution regimes. As a result of the methodology changes, Moody’s placed under review credit ratings of various instrument types for a significant portion of the U.S. banking institutions it covers, including Discover Bank and Discover Financial Services. On June 19, 2015, Moody’s concluded its rating reviews of nine US banking groups, including Discover Bank. In particular, Moody’s upgraded Discover Bank’s long-term deposit rating to `A3’ (from `Baa1’) and confirmed Discover Bank’s senior unsecured debt and issuer ratings at `Baa3’-unchanged from its rating prior to the methodology revisions. All other ratings for Discover Bank and Discover Financial Services also remained unchanged, including Discover Bank’s Baseline Credit Assessment (`baa3’), which incorporates a bank’s fundamental credit factors and reflects Moody’s opinion of a bank’s financial strength. Moody’s outlook for all Discover Bank and Discover Financial Services ratings is stable.
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at June 30, 2015. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if its Moody's credit rating were reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of June 30, 2015, would have been $77 million.
A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Moody’s Investors Service(2)	Standard & Poor’s	Fitch Ratings
Discover Financial Services
Senior unsecured debt	Ba1	BBB-	BBB+
Outlook for Discover Financial Services senior unsecured debt	Stable	Positive	Stable
Discover Bank
Senior unsecured debt	Baa3	BBB	BBB+
Outlook for Discover Bank senior unsecured debt	Stable	Positive	Stable
Subordinated debt	Ba1	BBB-	BBB
Outlook for Discover Bank subordinated debt	Stable	Positive	Stable
Discover Card Execution Note Trust
Class A(1)	Aaa(sf)	AAA(sf)	AAA(sf)
Class B(1)	Aa1(sf)	AA+(sf)	AA-(sf)
Class C	N/A	N/A	N/A

(1)	An “sf” in the rating denotes rating agency identification for structured finance product ratings.

(2)	See the discussion above of Moody's updates to its bank rating methodology and its impact on the rating of Discover Financial Services and Discover Bank.
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
At June 30, 2015, our liquidity portfolio was comprised of cash and cash equivalents and high-quality, liquid and unencumbered investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we have the ability to raise cash by utilizing repurchase agreements, pledging certain of these investments to access the secured funding markets or selling them. The level and mix of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
At June 30, 2015, our liquidity portfolio and undrawn credit facilities were $37.8 billion, which was $3.5 billion higher than the balance at December 31, 2014. During the three and six months ended June 30, 2015, the average balance of our liquidity portfolio was $13.6 billion and $13.1 billion, respectively.

	June 30, 2015	December 31, 2014
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$10,220	$6,921
Investment securities(2)	2,561	3,831
Total liquidity portfolio	12,781	10,752
Private asset-backed securitizations(3)	7,750	7,500
Primary liquidity sources	20,531	18,252
Federal Reserve discount window(3)	17,279	16,024
Total liquidity portfolio and undrawn credit facilities	$37,810	$34,276

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $13 million and $16 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of June 30, 2015 and December 31, 2014, respectively.

(3)	See "— Additional Funding Sources" for additional information.
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
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred dividend payments and debt service obligations using existing cash resources. At June 30, 2015, Discover Financial Services has sufficient cash resources to fund the dividend and debt service payments for at least the next 18 months, which exceeds current ALCO and board limits.
We structure our debt maturity schedule to minimize the amount of debt maturing at the bank holding company level within a short period of time. As of June 30, 2015, there is no upcoming debt maturity in 2015 or 2016 at the bank holding company level. Our ALCO and board of directors regularly review our compliance with our liquidity limits as a bank holding company, which are established in accordance with the liquidity risk appetite articulated by our board.
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
In 2013, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC issued final capital rules ("Basel III rules") applicable to Discover Financial Services and Discover Bank. Under those rules, Discover Financial Services and Discover Bank are classified as "Standardized Approach" entities, defined as U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. Additional phase-in requirements related to components of the final capital rules will become effective through 2019. The Basel III rules include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes "capital" for purposes of calculating those ratios of which certain requirements are subject to phase-in periods through the end of 2018 (the "transition period"). During the transition period, the effects of the changes to capital (i.e. certain deductions and adjustments) are recognized in 20% increments from 2015 through 2018. For example, one of the deductions from Common Equity Tier 1 ("CET1") capital, goodwill and intangibles, is subject to a 40% of total deduction in 2015 that will increase to 60% in 2016 and so on, until reaching 100% deduction of total in 2018. For additional information regarding the risk-based capital and leverage ratios, see Note 11: Capital Adequacy to our condensed consolidated financial statements.
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
Basel III also requires additional disclosures relating to market discipline. This series of disclosures is commonly referred to as “Pillar 3”. The objective is to increase transparency of capital requirements for banking organizations. We are required to make prescribed regulatory disclosures on a quarterly basis regarding our capital structure, capital adequacy, risk exposures and risk-weighted assets. The effective date of the disclosure requirements began with our financial results for the first quarter of 2015. The Pillar 3 disclosures are made publicly available, on our website, as a stand-alone report called "Basel III Regulatory Capital Disclosures".
At June 30, 2015, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under the Basel III rules.
As discussed in Note 11: Capital Adequacy to our condensed consolidated financial statements, we are subject to a CET1 capital ratio requirement under the Basel III rules as of January 1, 2015. We believe that providing an estimate of capital position based on the Basel III fully phased-in rules is important to complement the existing capital ratios and for comparability to other financial institutions. In addition, we disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of June 30, 2015, the CET1 capital ratio calculated under Basel III fully phased-in rules and tangible common equity are not formally defined by U.S. GAAP or codified in the federal banking regulations, as such, they are considered to be non-GAAP financial measures. Other financial services companies may also disclose this ratio and metric and definitions may vary, so we advise users of this information to exercise caution in comparing this ratio and metric for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to our CET1 capital calculated under Basel III fully phased-in rules as of December 31, 2014 and to tangible common equity as of June 30, 2015 (dollars in millions):

	June 30, 2015	December 31, 2014
Total common stockholders’ equity	$10,703	$10,574
Less: Goodwill	(255)	(257)
Less: Intangible assets, net	(170)	(176)
Tangible common equity	10,278	10,141
Effect of certain items in accumulated other comprehensive income excluded from Tier 1 common capital	N/A	138
Adjustments related to capital components(1)	N/A	26
Common equity Tier 1 capital (Basel III fully phased-in)(2)	N/A	$10,305

(1)	Adjustments related to capital components include: deferred tax liabilities related to intangible assets and deduction for deferred tax assets.

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

The following table provides a reconciliation of CET1 capital calculated under Basel III transition rules to CET1 capital calculated and risk-weighted assets under fully phased-in Basel III rules (dollars in millions):

June 30, 2015
Common equity Tier 1 capital (Basel III transition)	$10,552
Adjustments related to capital components during transition(1)	(83)
Common equity Tier 1 capital (Basel III fully phased-in)	$10,469

Risk-weighted assets (Basel III fully phased-in)(2)	$72,555
Common equity Tier 1 capital ratio (Basel III fully phased-in)	14.4%

(1) Adjustments related to capital components for fully phased-in Basel III include the phase-in of the intangible asset exclusion.
(2) Key differences under fully phased-in Basel III rules in the calculation of risk-weighted assets include higher risk weighting for past-due loans and unfunded commitments.

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
Also in March 2015, the Federal Reserve published the results of its annual supervisory stress tests for bank holding companies with $50 billion or more in total consolidated assets, including Discover Financial Services. At that same time, we published company-run stress test results for Discover Financial Services and Discover Bank. Discover Financial Services is required to publish company-run stress tests results twice each year in accordance with Federal Reserve rules and Discover Bank is required to publish bank-run stress test results under FDIC rules. We published our mid-year stress test results in July 2015.
We recently declared a quarterly cash dividend on our common stock of $0.28 per share, payable on August 20, 2015 to holders of record on August 6, 2015, which is consistent with last quarter. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on September 1, 2015, to holders of record on August 17, 2015, which was the same as the amount paid on our preferred stock in the prior quarter.
On April 16, 2015, our board of directors approved a five quarter share repurchase program authorizing the repurchase of up to $2.2 billion of our outstanding shares of common stock. The program expires on July 31, 2016, and may be terminated at any time. This program replaced the prior $3.2 billion program, which had $1.7 billion of remaining authorization. During the three months ended June 30, 2015, we repurchased approximately 7 million shares, or 1.6%, of our outstanding common stock for $425 million. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at June 30, 2015, which include deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $73.9 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the calendar year ended December 31, 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments.”
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At June 30, 2015, our unused commitments were approximately $175.7 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may restrict our ability to increase the rates that we charge to customers for new loans. At June 30, 2015, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at June 30, 2015, we estimate that net interest income over the following 12-month period would increase by approximately $200 million, or 3%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2014, we estimated that net interest income over the following 12-month period would increase by approximately $167 million, or 2%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further. Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior, and the overall growth and composition of the balance sheet. These assumptions are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented above. Our actual earnings are dependent on multiple factors including, but not limited to, the direction and timing of changes in interest rates, the movement of short-term versus long-term rates, balance sheet design, competitor actions, which may affect pricing decisions in our loans and deposits, and strategic actions undertaken by management.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
April 1 - 30, 2015
Repurchase program(1)	2,184,011	$57.93	2,184,011	$2,146,161,227
Employee transactions(2)	1,182	$57.32	N/A	N/A
May 1 - 31, 2015
Repurchase program(1)	2,062,944	$59.30	2,062,944	$2,023,824,292
Employee transactions(2)	2,057	$58.60	N/A	N/A
June 1 - 30, 2015
Repurchase program(1)	3,001,787	$58.67	3,001,787	$1,847,711,339
Employee transactions(2)	3,502	$58.15	N/A	N/A

Total
Repurchase program(1)	7,248,742	$58.63	7,248,742	$1,847,711,339
Employee transactions(2)	6,741	$58.14	N/A	N/A

(1)
On April 16, 2015, our board of directors approved a new share repurchase program authorizing the purchase of up to $2.2 billion of our outstanding shares of common stock. The new share repurchase program expires on July 31, 2016, and may be terminated at any time.

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

Discover Financial Services (Registrant)

By:	/s/ R. MARK GRAF
R. Mark Graf Executive Vice President and Chief Financial Officer
Date: July 29, 2015

Exhibit Index

Exhibit Number	Description

4.1
Fiscal and Paying Agency Agreement, dated June 4, 2015, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services’ current report on Form 8-K filed on June 4, 2015 and incorporated herein by reference thereto).

10.1
Form of 2015 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services' Current Report on Form 8-K filed on April 30, 2015 and incorporated by reference thereto).

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