Form 10-Q
period 2015-09-30
Discover Financial Services
filed 2015-10-29
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 23, 2015, there were 427,483,802 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015
Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	September 30, 2015	December 31, 2014
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$10,250	$7,284
Restricted cash	98	106
Investment securities (includes $3,178 and $3,847 at fair value at September 30, 2015 and December 31, 2014, respectively)	3,302	3,949
Loan receivables
Loan receivables (includes $1 and $122 at fair value at September 30, 2015 and December 31, 2014, respectively)	70,078	69,969
Allowance for loan losses	(1,743)	(1,746)
Net loan receivables	68,335	68,223
Premises and equipment, net	684	670
Goodwill	255	257
Intangible assets, net	169	176
Other assets	2,518	2,461
Total assets	$85,611	$83,126
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing deposit accounts	$46,246	$45,792
Non-interest bearing deposit accounts	359	297
Total deposits	46,605	46,089
Short-term borrowings	—	113
Long-term borrowings	23,800	22,544
Accrued expenses and other liabilities	3,903	3,246
Total liabilities	74,308	71,992
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 560,637,020 and 558,194,324 shares issued at September 30, 2015 and December 31, 2014, respectively	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued and outstanding and aggregate liquidation preference of $575 at September 30, 2015 and December 31, 2014	560	560
Additional paid-in capital	3,868	3,790
Retained earnings	12,880	11,467
Accumulated other comprehensive loss	(180)	(138)
Treasury stock, at cost; 131,119,784 and 109,006,038 shares at September 30, 2015 and December 31, 2014, respectively	(5,830)	(4,550)
Total stockholders’ equity	11,303	11,134
Total liabilities and stockholders’ equity	$85,611	$83,126

The table below presents the carrying amounts of certain assets and liabilities of Discover Financial Services’ consolidated variable interest entities ("VIEs") which are included in the condensed consolidated statements of financial condition above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third-party liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts for which creditors have recourse to the general credit of Discover Financial Services.

	September 30, 2015	December 31, 2014
	(unaudited) (dollars in millions)
Assets
Restricted cash	$98	$102
Loan receivables	$29,980	$32,304
Allowance for loan losses allocated to securitized loan receivables	$(776)	$(833)
Other assets	$34	$37
Liabilities
Long-term borrowings	$15,866	$17,395
Accrued expenses and other liabilities	$11	$11

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$1,676	$1,613	$4,902	$4,710
Other loans	314	291	926	848
Investment securities	11	17	36	50
Other interest income	7	5	20	14
Total interest income	2,008	1,926	5,884	5,622
Interest expense
Deposits	157	153	464	457
Short-term borrowings	—	—	1	1
Long-term borrowings	166	135	469	374
Total interest expense	323	288	934	832
Net interest income	1,685	1,638	4,950	4,790
Provision for loan losses	332	354	1,028	986
Net interest income after provision for loan losses	1,353	1,284	3,922	3,804
Other income
Discount and interchange revenue, net	288	295	854	876
Protection products revenue	62	78	201	239
Loan fee income	87	85	248	248
Transaction processing revenue	39	46	121	136
Gain on investments	—	—	8	4
Gain on origination and sale of mortgage loans	2	19	68	57
Other income	25	29	84	90
Total other income	503	552	1,584	1,650
Other expense
Employee compensation and benefits	337	320	994	928
Marketing and business development	168	182	549	519
Information processing and communications	84	87	262	258
Professional fees	160	111	440	322
Premises and equipment	24	23	71	68
Other expense	109	104	366	313
Total other expense	882	827	2,682	2,408
Income before income tax expense	974	1,009	2,824	3,046
Income tax expense	362	365	1,027	1,127
Net income	$612	$644	$1,797	$1,919
Net income allocated to common stockholders	$599	$630	$1,758	$1,878
Basic earnings per common share	$1.38	$1.37	$3.99	$4.03
Diluted earnings per common share	$1.38	$1.37	$3.98	$4.02
Dividends declared per common share	$0.28	$0.24	$0.80	$0.68

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited) (dollars in millions)
Net income	$612	$644	$1,797	$1,919
Other comprehensive (loss) income, net of taxes
Unrealized gain (loss) on available-for-sale investment securities, net of tax	3	(9)	(7)	1
Unrealized (loss) gain on cash flow hedges, net of tax	(22)	12	(34)	(2)
Foreign currency translation adjustments, net of tax	(1)	(1)	(1)	(1)
Other comprehensive (loss) income	(20)	2	(42)	(2)
Comprehensive income	$592	$646	$1,755	$1,917

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2013	575	$560	555,350	$5	$3,687	$9,611	$(68)	$(2,986)	$10,809
Net income	—	—	—	—	—	1,919	—	—	1,919
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,165)	(1,165)
Common stock issued under employee benefit plans	—	—	45	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	2,766	—	85	—	—	—	85
Dividends — common stock	—	—	—	—	—	(320)	—	—	(320)
Dividends — preferred stock	—	—	—	—	—	(28)	—	—	(28)
Balance at September 30, 2014	575	$560	558,161	$5	$3,775	$11,182	$(70)	$(4,151)	$11,301

Balance at December 31, 2014	575	$560	558,194	$5	$3,790	$11,467	$(138)	$(4,550)	$11,134
Net income	—	—	—	—	—	1,797	—	—	1,797
Other comprehensive loss	—	—	—	—	—	—	(42)	—	(42)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,280)	(1,280)
Common stock issued under employee benefit plans	—	—	61	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	2,382	—	75	—	—	—	75
Dividends — common stock	—	—	—	—	—	(356)	—	—	(356)
Dividends — preferred stock	—	—	—	—	—	(28)	—	—	(28)
Balance at September 30, 2015	575	$560	560,637	$5	$3,868	$12,880	$(180)	$(5,830)	$11,303

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2015	2014
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$1,797	$1,919
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,028	986
Depreciation and amortization	291	274
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(329)	(358)
Net gain on origination and sale of loans, investments and other assets	(39)	(42)
Proceeds from sale of mortgage loans originated for sale	2,713	1,962
Net principal disbursed on mortgage loans originated for sale	(2,519)	(1,903)
Other, net	18	122
Changes in assets and liabilities:
Increase in other assets	(145)	(94)
Decrease in accrued expenses and other liabilities	(5)	(40)
Net cash provided by operating activities	2,810	2,826

Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	1,330	1,395
Purchases of available-for-sale investment securities	—	(390)
Maturities of held-to-maturity investment securities	13	9
Purchases of held-to-maturity investment securities	(36)	(31)
Net principal disbursed on loans originated for investment	(953)	(2,243)
Purchases of other investments	(32)	(42)
Decrease in restricted cash	8	79
Proceeds from sale of premises and equipment	1	—
Purchases of premises and equipment	(119)	(102)
Net cash provided by (used for) investing activities	212	(1,325)

Cash flows from financing activities
Net decrease in short-term borrowings	(113)	(1)
Proceeds from issuance of securitized debt	1,750	3,849
Maturities and repayment of securitized debt	(3,303)	(4,590)
Proceeds from issuance of other long-term borrowings	2,759	1,147
Proceeds from issuance of common stock	3	4
Purchases of treasury stock	(1,280)	(1,165)
Net increase in deposits	513	431
Dividends paid on common and preferred stock	(385)	(348)
Net cash used for financing activities	(56)	(673)
Net increase in cash and cash equivalents	2,966	828
Cash and cash equivalents, at beginning of period	7,284	6,554
Cash and cash equivalents, at end of period	$10,250	$7,382

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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
The Company’s business segments are Direct Banking and Payment Services. The Direct Banking segment includes consumer banking and lending products, specifically Discover-branded credit cards issued to individuals on the Discover Network and other consumer products and services, including private student loans, personal loans, home equity loans, prepaid cards, other consumer lending and deposit products, and home loans until the closing of the mortgage origination business as described in Note 2: Business Dispositions. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, the Company's credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The guidance in this update makes the presentation of debt issuance costs consistent with that of debt discounts and premiums. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new guidance will become effective for the Company on January 1, 2016 and is not expected to have a material impact to the financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The guidance in this update was issued to improve targeted areas of the accounting rules for consolidation. The ASU changes the analysis companies will use to determine if certain types of legal entities should be consolidated. In addition, it modifies the determination of whether a limited partnership (“LP”) should be evaluated as a variable interest entity ("VIE") or a voting interest entity and eliminates the presumption that a general partner should consolidate a LP. The amendments will primarily trigger a review of the Company’s tax credit investments, which typically utilize limited liability entities. Management is in the process of reviewing those and all other involvements with potential VIEs to determine if its prior conclusions about consolidation or non-consolidation of those entities continue to be appropriate in light of the amended guidance. The new guidance will become effective for the Company on January 1, 2016.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes existing revenue recognition requirements in Topic 605, Revenue Recognition, including an assortment of transaction-specific and industry-specific rules. The ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore the Company’s net interest income should not be affected. The Company’s revenue from discount and interchange, protection products, transaction processing and certain fees are within the scope of these rules. Management has not yet completed its evaluation of the impact, if any, of the new guidance on these revenues. As issued, the new revenue recognition rules were to become effective January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to January 1, 2018. Upon adoption in 2018, the Company will record any necessary adjustment to retained earnings as of the beginning of the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2018, without restating prior periods presented. Management has not yet determined which transition reporting option it will apply.

2.	Business Dispositions
On June 16, 2015, the Company announced that it is closing the mortgage origination business it acquired in 2012, which is part of its Direct Banking segment. The disposition represents the exiting of an ancillary business that will not have a major impact on the Company’s operations. As part of the restructuring, the Company incurred approximately $3 million and $26 million of exit expenses for the three and nine months ended September 30, 2015, respectively, recorded in other expense within the condensed consolidated statements of income, and expects to incur exit expenses of approximately $5 million through the end of the wind-down period of the business over the remainder of 2015.

3.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	September 30, 2015	December 31, 2014
U.S. Treasury securities(1)	$1,282	$1,330
U.S. government agency securities	622	1,033
States and political subdivisions of states	7	10
Residential mortgage-backed securities - Agency(2)	1,391	1,576
Total investment securities	$3,302	$3,949

(1)	Includes $4 million and $16 million of U.S. Treasury securities pledged as swap collateral in lieu of cash as of September 30, 2015 and December 31, 2014, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2015
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$1,277	$4	$—	$1,281
U.S. government agency securities	618	4	—	622
Residential mortgage-backed securities - Agency	1,258	18	(1)	1,275
Total available-for-sale investment securities	$3,153	$26	$(1)	$3,178
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	7	—	—	7
Residential mortgage-backed securities - Agency(4)	116	2	—	118
Total held-to-maturity investment securities	$124	$2	$—	$126

At December 31, 2014
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$1,317	$12	$—	$1,329
U.S. government agency securities	1,021	12	—	1,033
Residential mortgage-backed securities - Agency	1,473	13	(1)	1,485
Total available-for-sale investment securities	$3,811	$37	$(1)	$3,847
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	10	—	—	10
Residential mortgage-backed securities - Agency(4)	91	2	—	93
Total held-to-maturity investment securities	$102	$2	$—	$104

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions).

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2015
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	6	$189	$(1)	$—	$—

At December 31, 2014
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	8	$97	$—	$225	$(1)

There were no losses related to other-than-temporary impairments during the three and nine months ended September 30, 2015 and 2014, respectively.
The following table provides information about proceeds from sales, recognized gains and losses and net unrealized gains and losses on available-for-sale securities (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from the sales of available-for-sale investment securities	$—	$—	$899	$1,220
Gain on sales of available-for-sale investment securities	$—	$—	$8	$4
Net unrealized gain (loss) recorded in other comprehensive income, before-tax	$4	$(15)	$(12)	$1
Net unrealized gain (loss) recorded in other comprehensive income, after-tax	$3	$(9)	$(7)	$1

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the table below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At September 30, 2015
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$600	$677	$—	$—	$1,277
U.S. government agency securities	618	—	—	—	618
Residential mortgage-backed securities - Agency	—	—	408	850	1,258
Total available-for-sale investment securities	$1,218	$677	$408	$850	$3,153
Held-to-Maturity Investment Securities—Amortized Cost
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	7	7
Residential mortgage-backed securities - Agency	—	—	—	116	116
Total held-to-maturity investment securities	$1	$—	$—	$123	$124
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$604	$677	$—	$—	$1,281
U.S. government agency securities	622	—	—	—	622
Residential mortgage-backed securities - Agency	—	—	412	863	1,275
Total available-for-sale investment securities	$1,226	$677	$412	$863	$3,178
Held-to-Maturity Investment Securities—Fair Values
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	7	7
Residential mortgage-backed securities - Agency	—	—	—	118	118
Total held-to-maturity investment securities	$1	$—	$—	$125	$126

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statements of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of September 30, 2015 and December 31, 2014, the Company had outstanding investments in these entities of $294 million and $325 million, respectively, and related contingent liabilities of $28 million and $51 million, respectively. Of the above outstanding equity investments, the Company had $196 million and $201 million, respectively, of investments related to affordable housing projects, which had $28 million and $38 million related contingent liabilities as of September 30, 2015 and December 31, 2014, respectively.

4.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and purchased credit-impaired ("PCI") loans.
The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	September 30, 2015	December 31, 2014
Loan receivables
Credit card loans(1)	$55,655	$56,128
Other loans
Personal loans	5,425	5,007
Private student loans	5,520	4,850
Mortgage loans held for sale(2)	1	122
Other(3)	228	202
Total other loans	11,174	10,181
Purchased credit-impaired loans(4)	3,249	3,660
Total loan receivables	70,078	69,969
Allowance for loan losses	(1,743)	(1,746)
Net loan receivables	$68,335	$68,223

(1)
Amounts include $20.2 billion and $21.7 billion underlying investors’ interest in trust debt at September 30, 2015 and December 31, 2014 and $8.0 billion and $8.6 billion in seller's interest at September 30, 2015 and December 31, 2014, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for further information.

(2)
On June 16, 2015, the Company announced that it is closing the mortgage origination business, as disclosed in Note 2: Business Dispositions. Pursuant to that announcement, the Company has sold substantially all mortgage loans held for sale in its portfolio and ceased originating new mortgages.

(3)	Other includes home equity loans.

(4)
Amounts include $1.7 billion and $2.0 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at September 30, 2015 and December 31, 2014, respectively. See Note 5: Credit Card and Student Loan Securitization Activities.

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

Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for mortgage loans held for sale and PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At September 30, 2015
Credit card loans(2)	$482	$437	$919	$384	$188
Other loans
Personal loans(3)	31	13	44	12	7
Private student loans (excluding PCI)(4)	76	28	104	28	—
Other	—	3	3	—	21
Total other loans (excluding PCI)	107	44	151	40	28
Total loan receivables (excluding PCI)	$589	$481	$1,070	$424	$216

At December 31, 2014
Credit card loans(2)	$491	$480	$971	$442	$157
Other loans
Personal loans(3)	29	11	40	10	5
Private student loans (excluding PCI)(4)	62	25	87	25	—
Other	1	1	2	—	21
Total other loans (excluding PCI)	92	37	129	35	26
Total loan receivables (excluding PCI)	$583	$517	$1,100	$477	$183

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $8 million and $7 million for the three months ended September 30, 2015 and 2014, respectively, and $21 million and $20 million for the nine months ended September 30, 2015 and 2014, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)
Credit card loans that are 90 or more days delinquent and accruing interest include $38 million and $43 million of loans accounted for as troubled debt restructurings at September 30, 2015 and December 31, 2014, respectively.

(3)	Personal loans that are 90 or more days delinquent and accruing interest include $3 million of loans accounted for as troubled debt restructurings at September 30, 2015 and December 31, 2014.

(4)
Private student loans that are 90 or more days delinquent and accruing interest include $4 million and $5 million of loans accounted for as troubled debt restructurings at September 30, 2015 and December 31, 2014, respectively.

Information related to the net charge-offs in the Company's loan portfolio is shown below by each class of loan receivables except for mortgage loans held for sale and PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended September 30,
	2015		2014
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans	$285	2.04%	$289	2.16%
Other loans
Personal loans	26	1.99%	23	1.92%
Private student loans (excluding PCI)	13	0.94%	12	1.14%
Other	—	—%	—	0.60%
Total other loans (excluding PCI)	39	1.44%	35	1.50%
Net charge-offs as a percentage of total loans (excluding PCI)	$324	1.94%	$324	2.06%
Net charge-offs as a percentage of total loans (including PCI)	$324	1.85%	$324	1.94%

	For the Nine Months Ended September 30,
	2015		2014
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans	$911	2.24%	$883	2.27%
Other loans
Personal loans	81	2.10%	66	1.98%
Private student loans (excluding PCI)	39	0.99%	40	1.25%
Other	—	—%	1	0.88%
Total other loans (excluding PCI)	120	1.51%	107	1.58%
Net charge-offs as a percentage of total loans (excluding PCI)	$1,031	2.12%	$990	2.16%
Net charge-offs as a percentage of total loans (including PCI)	$1,031	2.01%	$990	2.03%

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
At September 30, 2015
Credit card loans	83%	17%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

At December 31, 2014
Credit card loans	83%	17%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."

For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At September 30, 2015 and December 31, 2014, there were $39 million and $49 million of private student loans, including PCI, in forbearance, respectively, which as a percentage of student loans in repayment and forbearance were 0.7% and 0.8%, respectively.
Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Three Months Ended September 30, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,441	$131	$143	$20	$1,735
Additions
Provision for loan losses	303	30	—	(1)	332
Deductions
Charge-offs	(394)	(31)	(15)	—	(440)
Recoveries	109	5	2	—	116
Net charge-offs	(285)	(26)	(13)	—	(324)
Balance at end of period	$1,459	$135	$130	$19	$1,743

	For the Three Months Ended September 30, 2014
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,359	$109	$128	$18	$1,614
Additions
Provision for loan losses	318	22	16	(2)	354
Deductions
Charge-offs	(400)	(26)	(14)	—	(440)
Recoveries	111	3	2	—	116
Net charge-offs	(289)	(23)	(12)	—	(324)
Balance at end of period	$1,388	$108	$132	$16	$1,644

The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Nine Months Ended September 30, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	896	96	34	2	1,028
Deductions
Charge-offs	(1,245)	(93)	(45)	—	(1,383)
Recoveries	334	12	6	—	352
Net charge-offs	(911)	(81)	(39)	—	(1,031)
Balance at end of period	$1,459	$135	$130	$19	$1,743

	For the Nine Months Ended September 30, 2014
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions
Provision for loan losses	865	62	59	—	986
Deductions
Charge-offs	(1,223)	(74)	(44)	(1)	(1,342)
Recoveries	340	8	4	—	352
Net charge-offs	(883)	(66)	(40)	(1)	(990)
Balance at end of period	$1,388	$108	$132	$16	$1,644

(1)	Includes both PCI and non-PCI private student loans.
Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$65	$69	$210	$211
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$16	$16	$53	$50

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(3)	Other Loans(4)	Total
At September 30, 2015
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,302	$130	$88	$1	$1,521
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	157	5	14	18	194
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Total allowance for loan losses	$1,459	$135	$130	$19	$1,743
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$54,647	$5,361	$5,475	$168	$65,651
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,008	64	45	60	1,177
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	3,249	—	3,249
Total recorded investment	$55,655	$5,425	$8,769	$228	$70,077

At December 31, 2014
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,314	$114	$96	$1	$1,525
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	160	6	11	16	193
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Total allowance for loan losses	$1,474	$120	$135	$17	$1,746
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$55,091	$4,952	$4,812	$142	$64,997
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,037	55	38	60	1,190
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	3,660	—	3,660
Total recorded investment	$56,128	$5,007	$8,510	$202	$69,847

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

(2)
The unpaid principal balance of credit card loans was $858 million and $878 million at September 30, 2015 and December 31, 2014, respectively. The unpaid principal balance of personal loans was $64 million and $54 million at September 30, 2015 and December 31, 2014, respectively. The unpaid principal balance of student loans was $44 million and $37 million at September 30, 2015 and December 31, 2014, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

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

Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended September 30, 2015
Credit card loans
Modified credit card loans(3)	$263	$12	$—
Internal programs	$446	$3	$16
External programs	$300	$5	$2
Personal loans	$63	$2	$1
Private student loans	$44	$—	N/A

For the Three Months Ended September 30, 2014
Credit card loans
Modified credit card loans(3)	$248	$11	$1
Internal programs	$449	$3	$15
External programs	$353	$7	$4
Personal loans	$49	$2	$—
Private student loans	$33	$1	N/A

For the Nine Months Ended September 30, 2015
Credit card loans
Modified credit card loans(3)	$258	$35	$2
Internal programs	$449	$9	$46
External programs	$311	$17	$8
Personal loans	$60	$5	$2
Private student loans	$42	$2	N/A

For the Nine Months Ended September 30, 2014
Credit card loans
Modified credit card loans(3)	$251	$34	$3
Internal programs	$452	$9	$46
External programs	$374	$21	$10
Personal loans	$46	$4	$1
Private student loans	$31	$2	N/A

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

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three and nine months ended September 30, 2015 and 2014, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended September 30, 2015 and 2014, the Company forgave approximately $11 million of interest and fees as a result of accounts entering into a credit card loan modification program. During the nine months ended September 30, 2015 and 2014, the Company forgave approximately $33 million and $30 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.

The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended September 30,
	2015		2014
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans:
Internal programs	12,701	$80	12,115	$80
External programs	7,818	$39	8,203	$42
Personal loans	1,107	$13	980	$12
Private student loans	307	$4	393	$6

	For the Nine Months Ended September 30,
	2015		2014
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans
Internal programs	37,933	$244	35,199	$232
External programs	22,731	$115	24,458	$128
Personal loans	3,082	$37	2,512	$30
Private student loans	1,067	$15	1,045	$15

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended September 30,
	2015		2014
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans:
Internal programs(1)(2)	2,466	$15	2,488	$15
External programs(1)(2)	1,833	$7	1,874	$8
Personal loans(2)	160	$2	118	$2
Private student loans(3)	243	$4	286	$4

	For the Nine Months Ended September 30,
	2015		2014
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans
Internal programs(1)(2)	8,665	$53	7,282	$44
External programs(1)(2)	5,067	$20	5,440	$23
Personal loans(2)	445	$5	321	$4
Private student loans(3)	827	$12	820	$12

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
Of the account balances that defaulted as shown above for the three months ended September 30, 2015 and 2014, approximately 36% and 34%, respectively, of the total balances were charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the nine months ended September 30, 2015 and 2014, approximately 41% and 36%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at September 30, 2015 and December 31, 2014. Total PCI student loans had an outstanding balance of $3.5 billion and $3.9 billion, including accrued interest, and a related carrying amount of $3.2 billion and $3.7 billion as of September 30, 2015 and December 31, 2014, respectively.

The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$1,124	$1,450	$1,341	$1,580
Accretion into interest income	(53)	(64)	(169)	(198)
Other changes in expected cash flows	(68)	—	(169)	4
Balance at end of period	$1,003	$1,386	$1,003	$1,386

Periodically, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the three and nine months ended September 30, 2015 and 2014. The allowance for PCI loan losses at September 30, 2015 and December 31, 2014 was $28 million. For the three and nine months ended September 30, 2015, the changes in expected cash flow assumptions resulted in a decrease in accretable yield primarily related to an increase in the borrower prepayment assumptions on certain pools as well as an increase in actual prepayments since the last reforecast. For the three months ended September 30, 2014, there were no changes in other cash flow assumptions. For the nine months ended September 30, 2014, changes in other cash flows assumptions resulted in an increase in accretable yield primarily related to change in borrower prepayments. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At September 30, 2015, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.68% and 0.89%, respectively. At December 31, 2014, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.35% and 0.75%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.53% and 0.63% for the three months ended September 30, 2015 and 2014, respectively, and 0.47% and 0.63% for the nine months ended September 30, 2015 and 2014, respectively.

Mortgage Loans Held For Sale
The following table provides a summary of the initial unpaid principal balance of mortgage loans sold during each period, by type of loan (dollars in millions):

	For the Three Months Ended September 30,
	2015		2014
	Amount	%	Amount	%
Conforming(1)	$369	79.01%	$704	90.03%
FHA(2)	89	19.06	64	8.18
Jumbo(3)	—	—	11	1.41
VA(4)	9	1.93	3	0.38
Total	$467	100.00%	$782	100.00%

	For the Nine Months Ended September 30,
	2015		2014
	Amount	%	Amount	%
Conforming(1)	$2,307	87.55%	$1,723	90.16%
FHA(2)	307	11.65	161	8.42
Jumbo(3)	6	0.23	24	1.26
VA(4)	15	0.57	3	0.16
Total	$2,635	100.00%	$1,911	100.00%

(1)	Conforming loans are loans that conform to Government-Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The initial loan amount must be within certain limits.

(3)	Jumbo loans are loans with an initial amount larger than the limits set by a Government-Sponsored Enterprise.

(4)	VA loans are loans that are insured by and conform to the Department of Veteran Affairs guidelines.

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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	September 30, 2015	December 31, 2014
Restricted cash	$17	$16
Investors’ interests held by third-party investors	14,650	15,950
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,566	5,789
Seller’s interest	8,015	8,596
Loan receivables(1)	28,231	30,335
Allowance for loan losses allocated to securitized loan receivables(1)	(748)	(805)
Net loan receivables	27,483	29,530
Other	34	37
Carrying value of assets of consolidated variable interest entities	$27,534	$29,583

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
The Company is required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest requirement. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those certificated interests held by the Company). If the level of receivables in the trust was to fall below the required minimum, the Company would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller's interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. The Company retains significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT and previously issued DCMT. In addition, the Company has the right to remove a random selection of accounts, which would serve to decrease the amount of credit card loan receivables restricted for securitization investors, subject to certain requirements including that the minimum seller's interest is still met.
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

In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of September 30, 2015, no economic or other early amortization events have occurred.
The table below provides information concerning investors’ interests and related excess spread (dollars in millions):

At September 30, 2015	Investors’ Interests(1)	# of Series Outstanding	3-Month Rolling Average Excess Spread
Discover Card Execution Note Trust (DiscoverSeries notes)	$20,216	37	13.73%

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.
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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	September 30, 2015	December 31, 2014
Restricted cash	$81	$86

Student loan receivables(1)	1,749	1,969
Allowance for loan losses allocated to securitized loan receivables(1)	(28)	(28)
Net student loan receivables	1,721	1,941
Carrying value of assets of consolidated variable interest entities	$1,802	$2,027

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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	September 30, 2015	December 31, 2014
Certificates of deposit in amounts less than $100,000	$20,692	$21,502
Certificates of deposit in amounts $100,000 or greater(1)	5,271	5,634
Savings deposits, including money market deposit accounts	20,283	18,656
Total interest-bearing deposits	$46,246	$45,792

(1)
Includes $1.1 billion and $1.2 billion in certificates of deposit greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of September 30, 2015 and December 31, 2014, respectively.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

Maturity Period	September 30, 2015
Three months or less	$885
Over three months through six months	743
Over six months through twelve months	1,156
Over twelve months	2,487
Total	$5,271

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	September 30, 2015
2015	$2,710
2016	9,636
2017	5,101
2018	3,129
2019	1,830
Thereafter	3,557
Total	$25,963

7.	Long-Term Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	September 30, 2015				December 31, 2014
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2016-2020	0.69%-5.65%	1.98%	$7,950	$8,950
Floating-rate asset-backed securities(2)(3)	2015-2019	0.39%-0.66%	0.55%	6,700	7,000
Total Discover Card Master Trust I and Discover Card Execution Note Trust				14,650	15,950

Floating-rate asset-backed securities(4)(5)(6)(7)	2031-2042	0.46%-4.25%	1.99%	1,216	1,445
Total SLC Private Student Loan Trusts				1,216	1,445
Total long-term borrowings - owed to securitization investors				15,866	17,395

Discover Financial Services (Parent Company)
Fixed-rate senior notes(1)	2017-2025	3.75%-10.25%	4.75%	2,075	1,558
Fixed-rate retail notes	2025	4.05%	4.05%	10	—

Discover Bank
Fixed-rate senior bank notes(1)	2018-2026	2.00%-4.25%	3.16%	5,151	2,892
Fixed-rate subordinated bank notes	2019-2020	7.00%-8.70%	7.49%	698	698

Capital lease obligations(8)	2016	4.51%	4.51%	—	1
Total long-term borrowings				$23,800	$22,544

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”). Use of these interest rate swaps impacts carrying value of the debt.

(2)
Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 18 to 45 basis points and 3-month LIBOR + 20 basis points.

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

(6)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(7)	Includes $321 million of senior notes maturing in 2031, $699 million of senior and subordinated notes maturing in 2036 and $196 million of senior notes maturing in 2042 as of September 30, 2015.

(8)	As of September 30, 2015, the outstanding amount of capital lease obligations was not material.
The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	September 30, 2015
2015	$250
2016	3,050
2017	5,106
2018	4,609
2019	3,278
Thereafter	7,507
Total	$23,800

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of September 30, 2015, the total commitment of secured credit facilities through private providers was $7.8 billion, none of which was drawn as of September 30, 2015. On October 15, 2015, $1.0 billion of the total commitment of secured credit facilities through private providers was terminated by the Company. The Company determined that appropriate levels of capacity are in place following the termination of this agreement. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in 2016, 2017 and 2018. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in millions):

	Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax	(Loss) Gain on Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax(1)	Pension Plan Loss, Net of Tax	AOCI
For the Three Months Ended September 30, 2015
Balance at June 30, 2015	$13	$(19)	$—	$(154)	$(160)
Net change	3	(22)	(1)	—	(20)
Balance at September 30, 2015	$16	$(41)	$(1)	$(154)	$(180)

For the Three Months Ended September 30, 2014
Balance at June 30, 2014	$29	$(1)	$1	$(101)	$(72)
Net change	(9)	12	(1)	—	2
Balance at September 30, 2014	$20	$11	$—	$(101)	$(70)

For the Nine Months Ended September 30, 2015
Balance at December 31, 2014	$23	$(7)	$—	$(154)	$(138)
Net change	(7)	(34)	(1)	—	(42)
Balance at September 30, 2015	$16	$(41)	$(1)	$(154)	$(180)

For the Nine Months Ended September 30, 2014
Balance at December 31, 2013	$19	$13	$1	$(101)	$(68)
Net change	1	(2)	(1)	—	(2)
Balance at September 30, 2014	$20	$11	$—	$(101)	$(70)

(1)	Includes unrealized gains/losses on hedge of net investment in foreign subsidiary, net of tax expense/benefit and net gains/losses on foreign currency translation adjustments.

The table below presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Three Months Ended September 30, 2015
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$4	$(1)	$3
Net change	$4	$(1)	$3
Cash Flow Hedges
Net unrealized loss arising during the period	$(49)	$19	$(30)
Amounts reclassified from AOCI	12	(4)	8
Net change	$(37)	$15	$(22)
Foreign Currency Translation Adjustments
Net unrealized loss arising during the period	$(1)	$—	$(1)
Net change	$(1)	$—	$(1)

For the Three Months Ended September 30, 2014
Available-for-Sale Investment Securities
Net unrealized holding loss arising during the period	$(15)	$6	$(9)
Net change	$(15)	$6	$(9)
Cash Flow Hedges
Net unrealized gain arising during the period	$10	$(4)	$6
Amounts reclassified from AOCI	11	(5)	6
Net change	$21	$(9)	$12
Foreign Currency Translation Adjustments
Net unrealized loss arising during the period	$(1)	$—	$(1)
Net change	$(1)	$—	$(1)

The table below presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Nine Months Ended September 30, 2015
Available-for-Sale Investment Securities
Net unrealized holding loss arising during the period	$(4)	$2	$(2)
Amounts reclassified from AOCI	(8)	3	(5)
Net change	$(12)	$5	$(7)
Cash Flow Hedges
Net unrealized loss arising during the period	$(90)	$34	$(56)
Amounts reclassified from AOCI	35	(13)	22
Net change	$(55)	$21	$(34)
Foreign Currency Translation Adjustments
Net unrealized loss arising during the period	$(1)	$—	$(1)
Net change	$(1)	$—	$(1)

For the Nine Months Ended September 30, 2014
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$5	$(2)	$3
Amounts reclassified from AOCI	(4)	2	(2)
Net change	$1	$—	$1
Cash Flow Hedges
Net unrealized loss arising during the period	$(28)	$10	$(18)
Amounts reclassified from AOCI	26	(10)	16
Net change	$(2)	$—	$(2)
Foreign Currency Translation Adjustments
Net unrealized loss arising during the period	$(1)	$—	$(1)
Net change	$(1)	$—	$(1)

9.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Income before income tax expense	$974	$1,009	$2,824	$3,046
Income tax expense	$362	$365	$1,027	$1,127
Effective income tax rate	37.2%	36.2%	36.4%	37.0%

Income tax expense decreased $3 million for the three months ended September 30, 2015 as compared to the same period in 2014 reflecting a decrease in pretax income. The effective tax rate increased 1.0%, for the three months ended September 30, 2015 as compared to the same period in 2014 due to an increase in state income tax rates as a result of changes in state apportionment factors. The 2014 prior period included a one-time tax benefit related to the prior year.
Income tax expense and the effective tax rate decreased $100 million and 0.6%, respectively, for the nine months ended September 30, 2015 as compared to the same period in 2014 reflecting a decrease in pretax income and favorable adjustments to unrecognized tax benefits as a result of resolution of certain tax matters.
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

10.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net income	$612	$644	$1,797	$1,919
Preferred stock dividends	(9)	(9)	(28)	(28)
Net income available to common stockholders	603	635	1,769	1,891
Income allocated to participating securities	(4)	(5)	(11)	(13)
Net income allocated to common stockholders	$599	$630	$1,758	$1,878
Denominator
Weighted-average shares of common stock outstanding	433	460	440	466
Effect of dilutive common stock equivalents	1	1	1	1
Weighted-average shares of common stock outstanding and common stock equivalents	434	461	441	467
Basic earnings per common share	$1.38	$1.37	$3.99	$4.03
Diluted earnings per common share	$1.38	$1.37	$3.98	$4.02

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three and nine months ended September 30, 2015 and 2014.

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
As of September 30, 2015, the Company and Discover Bank met all capital adequacy requirements to which they were subject. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum total capital risk-based, Tier 1 risk-based, Tier 1 leverage and CET1 ratios as set forth in the table below. As of September 30, 2015, the Company and Discover Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or Discover Bank’s category.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2015(1)
Total capital (to risk-weighted assets)
Discover Financial Services	$12,546	17.1%	$5,882	≥8.0%	$7,353	≥10.0%
Discover Bank	$11,926	16.4%	$5,816	≥8.0%	$7,270	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,172	15.2%	$4,412	≥6.0%	$5,882	≥8.0%
Discover Bank	$9,949	13.7%	$4,362	≥6.0%	$5,816	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,172	13.1%	$3,406	≥4.0%	$4,257	≥5.0%
Discover Bank	$9,949	11.8%	$3,365	≥4.0%	$4,207	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,612	14.4%	$3,309	≥4.5%	$4,779	≥6.5%
Discover Bank	$9,949	13.7%	$3,272	≥4.5%	$4,726	≥6.5%
CET1 capital (to risk-weighted assets) (Basel III fully phased-in)(2)
Discover Financial Services	$10,530	14.3%	$3,304	≥4.5%	$4,773	≥6.5%
Discover Bank	$9,945	13.7%	$3,271	≥4.5%	$4,725	≥6.5%

At December 31, 2014(1)
Total capital (to risk-weighted assets)
Discover Financial Services	$12,418	17.0%	$5,831	≥8.0%	$7,289	≥10.0%
Discover Bank	$11,040	15.3%	$5,767	≥8.0%	$7,209	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,839	14.9%	$2,916	≥4.0%	$4,373	≥6.0%
Discover Bank	$9,470	13.1%	$2,884	≥4.0%	$4,326	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,839	13.2%	$3,288	≥4.0%	$4,111	≥5.0%
Discover Bank	$9,470	11.7%	$3,252	≥4.0%	$4,066	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	N/A	N/A	N/A	N/A	N/A	N/A
Discover Bank	N/A	N/A	N/A	N/A	N/A	N/A
CET1 capital (to risk-weighted assets) (Basel III fully phased-in)(2)
Discover Financial Services	$10,305	14.1%	$3,299	≥4.5%	$4,765	≥6.5%
Discover Bank	N/A	N/A	N/A	N/A	N/A	N/A

(1)	As of January 1, 2015, actual capital amounts and ratios are calculated under Basel III rules subject to transition provisions. The Company reported under Basel I at December 31, 2014.

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

12.	Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2028. Future minimum payments on capital leases were not material at September 30, 2015. The following table shows future minimum payments on non-cancelable operating leases with original terms in excess of one year (dollars in millions):

September 30, 2015
2015	$4
2016	15
2017	14
2018	12
2019	10
Thereafter	45
Total minimum lease payments	$100

Unused Commitments to Extend Credit
At September 30, 2015, the Company had unused commitments to extend credit for loans of approximately $180.3 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
Mortgage Loans Representations and Warranties
The Company sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan, even though the Company closed the mortgage origination business. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At September 30, 2015, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition. The related provision was included in other income on the condensed consolidated statements of income.
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

September 30, 2015
Diners Club:
Merchant guarantee	$112
PULSE:
ATM guarantee	$1

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of September 30, 2015, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million subject to annual adjustment based on actual transaction experience. However, as of September 30, 2015, the Company had not recorded any contingent liability in the condensed consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.

Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution) or after expiration of the time period for chargebacks in the applicable agreement, the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and nine months ended September 30, 2015 and 2014.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Aggregate sales transaction volume(1)	$33,761	$31,963	$97,058	$92,262

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of September 30, 2015 or December 31, 2014. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.
 The table below provides information regarding escrow deposits and settlement withholdings, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition, respectively (dollars in millions):

	September 30, 2015	December 31, 2014
Settlement withholdings and escrow deposits	$9	$16

13.	Litigation and Regulatory Matters
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

The Company has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and the Company’s exposure to litigation, but there can be no assurance that the Company will continue to be successful in enforcing its arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers, and may cause the Company, to discontinue their use. The Company is involved in pending legal actions challenging its arbitration clause. Bills are periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") authorized the Consumer Financial Protection Bureau (the "CFPB") to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. On March 10, 2015, the CFPB released its report to Congress on pre-dispute arbitration as required by the Dodd-Frank Act. On October 7, 2015, the CFPB published a potential rulemaking on arbitration agreements that would (i) effectively ban consumer financial companies from using arbitration clauses to prevent class action cases and (ii) require records of all other arbitrations to be provided to the CFPB for potential publication on its website. The timing and provisions of any final rule are uncertain at this time.
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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation related expense of $22 million was recognized for the nine months ended September 30, 2015. Litigation expense was not material for the three months ended September 30, 2015 and for the three and nine months ended September 30, 2014.
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
On September 2, 2014, a purported shareholder, Steamfitters Local 449 Pension Fund, filed a shareholder derivative action in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (Steamfitters Local 449 Pension Fund, derivatively on behalf of Discover Financial Services v. David W. Nelms, et al.) against the Company’s board of directors and certain current and former officers and directors of the Company. The complaint asserts claims for alleged breach of fiduciary duty, corporate waste and unjust enrichment arising out of the Company’s alleged violations of the law in connection with the marketing and sale of protection products. The relief sought in the consolidated complaint includes changes to the Company’s corporate governance procedures, unspecified damages, restitution and disgorgement from the individual defendants and attorneys’ fees. On September 25, 2014, the court entered an order staying the case until 30 days after the U.S. District Court for the Northern District of Illinois enters an order on defendants’ motion to dismiss the amended consolidated complaint in Groen v. Nelms et al. and Charter Township of Clinton Police and Fire Retirement System v. Nelms et al. (as consolidated, the Groen and Charter Township cases are now captioned: In re Discover Financial Services Derivative Litigation). The case remains stayed.
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
On July 20, 2015, the CFPB and the FDIC terminated the joint consent order that they issued in September 2012 related to the marketing, sales and servicing by Discover Bank of the payment protection, identity theft protection, wallet protection and credit score tracker products.

On July 22, 2015, the Company announced that its subsidiaries, Discover Bank, The Student Loan Corporation and Discover Products, Inc. (the “Discover Subsidiaries”), agreed to a consent order with the CFPB resolving the agency’s investigation with respect to certain student loan servicing practices. The CFPB’s investigation into these practices has been previously disclosed by the Company, initially in February 2014. The order requires the Discover Subsidiaries to provide redress of approximately $16 million to consumers who may have been affected by the activities described in the order related to certain collection calls, overstatements of minimum payment due amounts in billing statements, and provision of interest paid information to consumers, and provide regulatory disclosures with respect to loans acquired in default. In addition, the Discover Subsidiaries are required to pay a $2.5 million civil money penalty to the CFPB. In the first quarter of 2015, adequate provision was made to cover these costs in the Company’s financial statements. As required by the consent order, on October 19, 2015, the Discover Subsidiaries submitted to the CFPB a redress plan and a compliance plan designed to ensure that the Discover Subsidiaries provide redress and otherwise comply with the terms of the order.

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
During the nine months ended September 30, 2015, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's condensed consolidated financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at September 30, 2015
Assets
U.S. Treasury securities	$1,281	$—	$—	$1,281
U.S. government agency securities	622	—	—	622
Residential mortgage-backed securities - Agency	—	1,275	—	1,275
Available-for-sale investment securities	$1,903	$1,275	$—	$3,178

Mortgage loans held for sale	$—	$—	$1	$1

Interest rate lock commitments	$—	$—	$—	$—
Forward delivery contracts	—	—	—	—
Other derivative financial instruments	—	46	—	46
Derivative financial instruments	$—	$46	$—	$46

Liabilities
Forward delivery contracts	$—	$—	$—	$—
Other derivative financial instruments	—	69	—	69
Derivative financial instruments	$—	$69	$—	$69

Balance at December 31, 2014
Assets
U.S. Treasury securities	$1,329	$—	$—	$1,329
U.S. government agency securities	1,033	—	—	1,033
Residential mortgage-backed securities - Agency	—	1,485	—	1,485
Available-for-sale investment securities	$2,362	$1,485	$—	$3,847

Mortgage loans held for sale	$—	$122	$—	$122

Interest rate lock commitments	$—	$—	$7	$7
Forward delivery contracts	—	1	—	1
Other derivative financial instruments	—	35	—	35
Derivative financial instruments	$—	$36	$7	$43

Liabilities
Forward delivery contracts	$—	$3	$—	$3
Other derivative financial instruments	—	20	—	20
Derivative financial instruments	$—	$23	$—	$23

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three or nine months ended September 30, 2015 and 2014.
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
At September 30, 2015, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $1.2 billion, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.
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
Assets and Liabilities under the Fair Value Option
The Company has elected to account for mortgage loans held for sale at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting. At September 30, 2015 and December 31, 2014, the aggregate unpaid principal balance of loans held for sale for which the fair value option had been elected was $1 million and $117 million, respectively. At September 30, 2015 and December 31, 2014, the same loans had a fair value of $1 million and $122 million, respectively. For the three and nine months ended September 30, 2015, respectively, $5 million and $17 million of losses from fair value adjustments on mortgage loans held for sale were recorded in other income on the condensed consolidated statements of income. For the three and nine months ended September 30, 2014, respectively, $10 million and $13 million of losses from fair value adjustments on mortgage loans held for sale were recorded in other income on the condensed consolidated statements of income.

Level 3 Financial Instruments Only
Changes in Level 3 Assets and Liabilities Measure at Fair Value on a Recurring Basis
The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in millions):

For the Three Months Ended September 30, 2015
	Balance at June 30, 2015	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at September 30, 2015
Interest rate lock commitments	$5	—	—	3	—	—	1	(9)	$—
Mortgage loans held for sale	$2	2	—	—	1	(3)	(1)	—	$1

For the Three Months Ended September 30, 2014
	Balance at June 30, 2014	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at September 30, 2014
Interest rate lock commitments	$8	—	—	18	—	—	2	(22)	$6
Mortgage loans held for sale	$—	1	—	—	1	(1)	—	—	$1

For the Nine Months Ended September 30, 2015
	Balance at December 31, 2014	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at September 30, 2015
Interest rate lock commitments	$7	—	—	71	—	—	7	(85)	$—
Forward delivery contracts	$—	—	(1)	1	—	—	—	—	$—
Mortgage loans held for sale	$—	5	—	—	2	(5)	(1)	—	$1

For the Nine Months Ended September 30, 2014
	Balance at December 31, 2013	Transfers into Level 3	Transfers out of Level 3	Total Net Gains included in Earnings	Purchases	Sales	Settlements	Transfers of IRLCs to Closed Loans	Balance at September 30, 2014
Interest rate lock commitments	$4	—	—	61	—	—	4	(63)	$6
Forward delivery contracts	$—	—	(1)	1	—	—	—	—	$—
Mortgage loans held for sale	$—	2	—	—	1	(2)	—	—	$1

Unobservable Inputs and Sensitivities
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial assets and liabilities measured at fair value on a recurring and non-recurring basis (dollars in millions):

	Fair Value	Valuation Technique	Significant Unobservable Input	Ranges of Inputs		Weighted Average
At September 30, 2015				Low	High
Mortgage loans held for sale	$1	Market comparables	Loss severity	17%	29%	23%

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three and nine months ended September 30, 2015 and 2014, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at September 30, 2015
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	7	—	7	7
Residential mortgage-backed securities - Agency	—	118	—	118	116
Held-to-maturity investment securities	$1	$125	$—	$126	$124

Cash and cash equivalents	$10,250	$—	$—	$10,250	$10,250
Restricted cash	$98	$—	$—	$98	$98
Net loan receivables(1)	$—	$—	$69,204	$69,204	$68,334
Accrued interest receivables	$—	$656	$—	$656	$656

Liabilities
Deposits	$—	$46,759	$—	$46,759	$46,605
Short-term borrowings	$—	$—	$—	$—	$—
Long-term borrowings - owed to securitization investors	$—	$14,769	$1,300	$16,069	$15,866
Other long-term borrowings	$—	$8,376	$—	$8,376	$7,934
Accrued interest payables	$—	$155	$—	$155	$155

Balance at December 31, 2014
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	10	—	10	10
Residential mortgage-backed securities - Agency	—	93	—	93	91
Held-to-maturity investment securities	$1	$103	$—	$104	$102

Cash and cash equivalents	$7,284	$—	$—	$7,284	$7,284
Restricted cash	$106	$—	$—	$106	$106
Net loan receivables(1)	$—	$—	$69,316	$69,316	$68,101
Accrued interest receivables	$—	$618	$—	$618	$618

Liabilities
Deposits	$—	$46,242	$—	$46,242	$46,089
Short-term borrowings	$—	$113	$—	$113	$113
Long-term borrowings - owed to securitization investors	$—	$16,067	$1,561	$17,628	$17,395
Other long-term borrowings	$—	$5,721	$1	$5,722	$5,149
Accrued interest payables	$—	$132	$—	$132	$132

(1)	Net loan receivables exclude mortgage loans held for sale that are measured at fair value on a recurring basis.
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
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in AOCI related to derivatives at September 30, 2015 will be reclassified to interest expense as interest payments are made on certain of the Company's floating-rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $38 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities with a functional currency other than the U.S. dollar. The Company used foreign exchange forward contracts to hedge its exposure to changes in foreign exchange rates on its net investment in Diners Club Italy. Foreign exchange forward contracts utilized by the Company involve fixing the U.S. dollar-euro exchange rate for delivery of a specified amount of foreign currency on a specified date. These derivatives are designated as net investment hedges, with the effective portion of changes in the fair value of the derivatives reported in OCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. The Company has classified Diners Club Italy as held for sale as of December 31, 2014 and the investment has been written down to fair value. As a result, the Company is no longer hedging its investment in Diners Club Italy and the cumulative amount in AOCI will be reclassified in the fourth quarter of 2015 as the sale closed October 1, 2015.
Fair Value Hedges
The Company is exposed to changes in fair value of certain of its fixed-rate debt obligations due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value of certain fixed-rate senior notes, securitized debt, bank notes and interest-bearing brokered deposits attributable to changes in LIBOR, a benchmark interest rate as defined by ASC 815. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged fixed-rate senior notes, securitized debt, bank notes and interest-bearing brokered deposits relating to the risk being hedged are recorded in interest expense. The changes generally provide substantial offset to one another, with any difference, or ineffectiveness recorded in interest expense. Any basis differences between the fair value and the carrying amount of the hedged item at the inception of the hedging relationship are amortized to interest expense.
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
Forward Delivery Contracts
The Company economically hedged the changes in fair value of IRLCs and mortgage loans held for sale caused by changes in interest rates by using TBA MBS and entering into best-efforts forward delivery commitments. These derivative instruments were recorded at fair value with changes in fair value recorded in other income. As previously disclosed, the Company is closing the mortgage origination business it acquired in 2012, and, as a result, the Company does not have any forward delivery contracts as of September 30, 2015.
Interest Rate Lock Commitments
The Company entered into commitments with consumers to originate residential mortgage loans at a specified interest rate. The Company reported IRLCs that relate to the origination of mortgage loans that were held for sale as derivative instruments at fair value with changes in fair value recorded in other income. As previously disclosed, the Company is closing the mortgage origination business it acquired in 2012, and, as a result, the Company does not have any interest rate lock commitments as of September 30, 2015.

The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	September 30, 2015				December 31, 2014
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$4,100	8	$—	$69	$4,100	$4	$18
Interest rate swaps—fair value hedge	$3,645	123	46	—	$5,507	31	2
Foreign exchange forward contract - net investment hedge(1)	$—	—	—	—	$7	—	—
Derivatives not designated as hedges
Foreign exchange forward contracts(2)	$35	7	—	—	$53	—	—
Interest rate swap(3)	$236	1	—	—	$359	—	—
Forward delivery contracts	$—	—	—	—	$761	1	3
Interest rate lock commitments(3)	$—	—	—	—	$406	7	—
Total gross derivative assets / liabilities(4)			46	69		43	23
Less: Collateral held/posted(5)			(21)	(51)		(20)	(23)
Total net derivative assets / liabilities			$25	$18		$23	$—

(1)	The foreign exchange forward contract had a notional amount of EUR 6 million as of December 31, 2014.

(2)
The foreign exchange forward contracts have notional amounts of EUR 21 million, GBP 7 million and SGD 1 million as of September 30, 2015, and notional amounts of EUR 27 million, GBP 8 million, SGD 1 million and CHF 8 million as of December 31, 2014.

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

The following tables summarize the impact of the derivative instruments on income and OCI and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

		Amount of (Loss) Gain Recognized in OCI
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2015	2014	2015	2014
Derivatives designated as hedges
Interest rate swaps - cash flow/net investment hedges
Total (loss) gain recognized in OCI after amounts reclassified into earnings, pre-tax	OCI	$(37)	$23	$(54)	$—
Total (loss) gain recognized in OCI		$(37)	$23	$(54)	$—

		Amount of (Loss) Gain Recognized in Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2015	2014	2015	2014
Derivatives designated as hedges
Interest rate swaps - cash flow hedges
Amount reclassified from OCI into income	Interest Expense	$(12)	$(11)	$(35)	$(26)
Total amount reclassified from OCI into income		(12)	(11)	(35)	(26)

Interest rate swaps - fair value hedges
Adjustments - ineffectiveness		12	(14)	13	(13)
Adjustments - other		8	9	23	29
Gain (loss) on interest rate swaps	Interest Expense	20	(5)	36	16

Adjustments - ineffectiveness		(11)	16	(8)	18
Adjustments - other		(2)	(2)	(5)	(1)
(Loss) gain on hedged item	Interest Expense	(13)	14	(13)	17

Total (loss) gain on derivatives designated as hedges recognized in income		$(5)	$(2)	$(12)	$7

Derivatives not designated as hedges
Gain on forward contracts	Other Income	$—	$4	$2	$4
(Loss) on interest rate swaps	Other Income	(1)	—	(1)	(1)
(Loss) gain on forward delivery contracts	Other Income	(4)	3	2	(4)
Gain on interest rate lock commitments	Other Income	3	18	71	61
Total (loss) gain on derivatives not designated as hedges recognized in income		$(2)	$25	$74	$60

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

As of September 30, 2015, DFS had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At September 30, 2015, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $74 million as of September 30, 2015.
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

•
Direct Banking: The Direct Banking segment includes Discover-branded credit cards issued to individuals on the Discover Network and other consumer products and services, including private student loans, personal loans, home equity loans, prepaid cards, other consumer lending and deposit products, and home loans until the closing of the mortgage origination business as described in Note 2: Business Dispositions. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, the Company's credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.

•
Payment Services: The Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and the Company’s Network Partners business, which provides payment transaction processing and settlement services on the Discover Network. This segment also includes the business operations of Diners Club Italy, which primarily consists of activity related to issuing Diners Club charge cards in Italy and was classified as held for sale as of December 31, 2014 and subsequently sold on October 1, 2015. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club.

The business segment reporting provided to and used by the Company’s chief operating decision maker is prepared using the following principles and allocation conventions:

•	The Company aggregates operating segments when determining reportable segments.

•	Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.

•
Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments, with the exception of an allocation of direct and incremental costs driven by the Company's Payment Services segment.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended September 30, 2015
Interest income
Credit card loans	$1,676	$—	$1,676
Private student loans	95	—	95
PCI student loans	54	—	54
Personal loans	161	—	161
Other	22	—	22
Total interest income	2,008	—	2,008
Interest expense	323	—	323
Net interest income	1,685	—	1,685
Provision for loan losses	332	—	332
Other income	435	68	503
Other expense	838	44	882
Income before income tax expense	$950	$24	$974

For the Three Months Ended September 30, 2014
Interest income
Credit card loans	$1,613	$—	$1,613
Private student loans	80	—	80
PCI student loans	64	—	64
Personal loans	145	—	145
Other	24	—	24
Total interest income	1,926	—	1,926
Interest expense	288	—	288
Net interest income	1,638	—	1,638
Provision for loan losses	356	(2)	354
Other income	475	77	552
Other expense	776	51	827
Income before income tax expense	$981	$28	$1,009

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Nine Months Ended September 30, 2015
Interest income
Credit card loans	$4,902	$—	$4,902
Private student loans	277	—	277
PCI student loans	170	—	170
Personal loans	468	—	468
Other	67	—	67
Total interest income	5,884	—	5,884
Interest expense	934	—	934
Net interest income	4,950	—	4,950
Provision for loan losses	1,026	2	1,028
Other income	1,371	213	1,584
Other expense	2,550	132	2,682
Income before income tax expense	$2,745	$79	$2,824

For the Nine Months Ended September 30, 2014
Interest income
Credit card loans	$4,710	$—	$4,710
Private student loans	228	—	228
PCI student loans	198	—	198
Personal loans	415	—	415
Other	71	—	71
Total interest income	5,622	—	5,622
Interest expense	832	—	832
Net interest income	4,790	—	4,790
Provision for loan losses	986	—	986
Other income	1,414	236	1,650
Other expense	2,259	149	2,408
Income before income tax expense	$2,959	$87	$3,046

17.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to September 30, 2015 and determined that other than the matters disclosed in Note 7: Long-Term Borrowings, Note 15: Derivatives and Hedging Activities and Note 16: Segment Disclosures, there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
Quarter Highlights

•	Net income for the three months ended September 30, 2015 was $612 million compared to $644 million for the same period in the prior year.

•	Net interest income increased by 2.9% compared to the same period in the prior year.

•	Total loans grew $2.7 billion, or 4.0%, from the prior year to $70.1 billion.

•	Credit card loans grew $2.0 billion, or 3.6%, to $55.7 billion, and Discover card sales volume increased 2.6% from the prior year period.

•
Net charge-off rate for credit card loans decreased 12 basis points from the prior year period to 2.04%, and the credit card delinquency rate for loans over 30 days past due decreased 6 basis points to 1.65%.

•	Payment Services transaction dollar volume for the segment was $46.0 billion, down 7% from the prior year period.

•	We repurchased approximately 8 million shares, or 2%, of our outstanding common stock for $435 million during the quarter.
Outlook
The growth of our existing direct banking products remains a priority. We anticipate that investments in marketing and rewards, as well as new features will contribute to new card account growth and wallet share gains with existing customers. We are also targeting growth in our private student and personal loans.
Revenue margin is expected to modestly decline for the remainder of the year, driven by an increase in the credit card rewards rate and a continued decline in protection products revenue. We anticipate net interest margin for the fourth quarter will be roughly the same as the third quarter.
During the third quarter, higher expenses year over year were driven primarily by one-time and ongoing compliance costs. We continue to invest in areas supporting growth strategies and regulatory compliance.
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

Litigation and Regulatory Matters to our condensed consolidated financial statements. Regulatory developments also could impact our strategies, the value of our assets, or otherwise adversely affect our businesses.
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
Consumer Financial Services
The Consumer Financial Protection Bureau (the "CFPB") regulates consumer financial products and services, as well as certain financial services providers, including Discover. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. On October 7, 2015, the CFPB announced that it is considering rules that will limit the use of arbitration clauses. For more information, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements.
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
Credit Cards
Pursuant to the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act"), the CFPB is conducting its bi-annual review of the consumer credit card market. The bi-annual review may result in additional guidance for credit card issuers, regulatory changes or legislative recommendations to Congress. Consumer experience with debt collectors continues to be a focus of the CFPB, and we anticipate that the CFPB will propose debt collection regulations that apply to our lending business in 2016. Courts and legislators also have been focused on the debt collection practices of consumer financial services providers. The ultimate impact of this increased scrutiny is uncertain at this time.
Private Student Loans
There continues to be significant legislative and regulatory focus on the private student loan market, including by the CFPB and the Federal Deposit Insurance Corporation (the "FDIC"). This regulatory focus has resulted in an increase in supervisory examinations of Discover related to private student loans. On July 22, 2015, the CFPB issued a consent order with respect to certain student loan servicing practices of Discover Bank. See Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information. The recent legislative and regulatory areas of focus include servicing practices with respect to assisting student borrowers with economic hardships, refinancing of private student loans, the liability of student borrowers in the event of cosigner death or bankruptcy, the standard for discharging student loans in bankruptcy, loan payment allocation, credit reporting and requirements related to borrower military service. On September 29, 2015, the CFPB issued a report, Student loan servicing: Analysis of public input and recommendations for reform, which analyzes public comments to the CFPB’s May 2015 Request for Information on student loan servicing and synthesizes public recommendations regarding the use of analogous regulations relating to mortgage and credit card products proposed for certain student loan servicing practices. On October 1, 2015, the Department of Education issued its report, Strengthening the Student Loan System to Better Protect All Borrowers, which makes recommendations for student loan policy initiatives. In connection with these reports, the CFPB, Department of Education and the Department of Treasury issued a “Joint Statement of Principles on Student Loan Servicing,” setting forth regulatory principles to ensure that student loan servicing is consistent, accurate and actionable, accountable, and transparent. The enactment of new legislation or the adoption of new regulations or guidance may increase the complexity and expense of servicing student loans. Legislators and regulators may take additional actions that impact the student loan market in the future, which could cause us to restructure our private student loan product in ways that we may not currently anticipate.
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
Payment Networks
The Dodd-Frank Act contains several provisions impacting the debit card market, including network participation requirements and interchange fee limitations. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected, and is expected to continue to adversely affect, our PULSE network's business practices, network transaction volume, revenue and prospects for future growth. We continue to closely monitor competitor pricing strategies in order to assess their impact on our business and on competition in the marketplace. The U.S. Department of Justice is examining some of these competitor pricing strategies. In addition, PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns, which will significantly impact expenses for the payment services segment. In addition, the Dodd-Frank Act's network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affects PULSE's current business practices and may materially adversely affect its network transaction volume and revenue.
Publicly-reported incidents regarding unauthorized access to consumer information held by major retailers and others has prompted a renewed focus by Congress and state legislators on legislation to address data security. In October 2014, the President signed a new Executive Order which, among other things, directs the government to take the lead in moving the market towards more secure payment systems, including implementing a new policy to secure payments to and from the federal government by applying chip and PIN technology to government credit cards and debit cards, and upgrading retail payment card terminals at federal agency facilities to accept chip and PIN-enabled cards. In January 2015, the President announced legislative proposals and administration efforts with respect to privacy and cybersecurity, including a specific proposal for a national data breach notification standard and a proposal designed to encourage the private sector to increase the sharing of information related to cyber threats. In February 2015, the President signed a new executive order to promote the sharing of cybersecurity threat information within the private sector and between the private sector and federal government. Additionally, legislation has been proposed to address a number of data security issues, including cybersecurity threat information sharing and security breach notification. These developments could ultimately result in the imposition of requirements on Discover or other card issuers, or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. It is too early to know if any new legislation will become law, the final form any such legislation would take or the impact such a law would have on Discover.
European interchange fee regulation entered into force in June 2015, with certain provisions becoming effective in December 2015 and June 2016. Diners Club is a closed loop network. The regulation, among other things, caps interchange fees of "four-party" networks such as Visa and MasterCard. However, the regulation provides that “three-party” networks should be treated as “four-party” networks when they license third-party providers to issue cards and/or acquire merchants or when they issue cards with a co-brand partner or through an agent. This means the caps apply to elements of the financial arrangements agreed to between Diners Club and each of our stand-alone acquirers in Western Europe. The caps will take effect in December 2015; however, the application of these caps in relation to such arrangements with no cross-border component may be delayed for a three-year period subject to each Member State's discretion. The regulation excludes commercial card transactions from the scope of the caps. The regulation also contains a number of business rules, which we are examining and assessing. We are currently evaluating our business strategies. There are additional initiatives in Europe that may have an impact on our Diners Club business, including a proposal to regulate surcharging and network access requirements, which may result in differential surcharging of Diners Club cards and may impact Diners Club licensing arrangements in Europe.

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
Direct Banking
Our Direct Banking segment includes Discover-branded credit cards issued to individuals on the Discover Network and other consumer products and services, including private student loans, personal loans, home equity loans, prepaid cards, other consumer lending and deposit products, and home loans until the closing of the mortgage origination business as described in Note 2: Business Dispositions to our condensed consolidated financial statements. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, our credit card products generate substantially all of our revenues related to discount and interchange, protection products and loan fee income.
Payment Services
Our Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and our Network Partners business, which provides payment transaction processing and settlement services on the Discover Network. This segment also includes the business operations of Diners Club Italy, which primarily consists of activity related to issuing Diners Club charge cards in Italy and was classified as held for sale as of December 31, 2014 and subsequently sold on October 1, 2015. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club.
The following table presents segment data (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Direct Banking
Interest income
Credit card	$1,676	$1,613	$4,902	$4,710
Private student loans	95	80	277	228
PCI student loans	54	64	170	198
Personal loans	161	145	468	415
Other	22	24	67	71
Total interest income	2,008	1,926	5,884	5,622
Interest expense	323	288	934	832
Net interest income	1,685	1,638	4,950	4,790
Provision for loan losses	332	356	1,026	986
Other income	435	475	1,371	1,414
Other expense	838	776	2,550	2,259
Income before income tax expense	950	981	2,745	2,959
Payment Services
Provision for loan losses	—	(2)	2	—
Other income	68	77	213	236
Other expense	44	51	132	149
Income before income tax expense	24	28	79	87
Total income before income tax expense	$974	$1,009	$2,824	$3,046

The following table presents information on transaction volume (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Network Transaction Volume
PULSE Network	$36,267	$40,636	$114,243	$124,063
Network Partners	3,206	2,185	9,691	7,183
Diners Club(1)	6,560	6,777	19,807	20,037
Total Payment Services	46,033	49,598	143,741	151,283
Discover Network—Proprietary(2)	31,408	30,577	89,816	87,466
Total Volume	$77,441	$80,175	$233,557	$238,749
Transactions Processed on Networks
Discover Network	519	522	1,487	1,497
PULSE Network	972	1,071	2,985	3,198
Total	1,491	1,593	4,472	4,695
Credit Card Volume
Discover Card Volume(3)	$32,971	$32,091	$93,995	$91,900
Discover Card Sales Volume(4)	$30,374	$29,609	$86,770	$84,647

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
Our Direct Banking segment reported pretax income of $950 million and $2.7 billion for the three and nine months ended September 30, 2015, respectively, as compared to pretax income of $981 million and $3.0 billion for the three and nine months ended September 30, 2014, respectively.
Loan receivables stayed relatively flat at $70.1 billion at September 30, 2015 as compared to $69.9 billion at December 31, 2014. Discover card sales volume was $30.4 billion and $86.8 billion for the three and nine months ended September 30, 2015, respectively, which was an increase of 2.6% and 2.5%, respectively, as compared to the same periods in 2014. This volume growth was primarily driven by an increase in discretionary spending partially offset by the impact of lower gas prices.
Net interest margin decreased for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 primarily driven by increased cost of funding. The increased cost of funding was primarily driven by funding mix and higher rates.
Interest income increased during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 due in part to growth in credit card, personal and private student loans, partially offset by lower yields on credit card and personal loans, as well as a decrease in PCI student loan balances.
Interest expense increased during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 primarily due to higher average borrowings at higher rates.
At September 30, 2015 and December 31, 2014, our delinquency rate for credit card loans over 30 days past due was 1.65% and 1.73%, respectively. For the three months ended September 30, 2015, our net charge-off rate on credit cards decreased to 2.04% as compared to 2.16% for the same period in 2014. For the nine months ended September 30, 2015, our net charge-off rate on credit cards was relatively flat at 2.24% as compared to 2.27% for the same period in 2014. Favorable net charge-offs combined with a lower build in reserve requirements led to a decrease in the provision for loan losses for the three months ended September 30, 2015 as compared to the same period in 2014. A slight decrease in reserve requirements was more than offset by net charge-offs leading to an increase in the provision for loan losses for the nine months ended September 30, 2015 as compared to the same period in 2014. For a more detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."

Total other income decreased for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 with decreases in discount and interchange revenue and protection products revenue. The decrease in discount and interchange revenue resulted from an increase in rewards, which more than offset an increase in transaction volume. Rewards increased at a faster pace than transaction volume revenue due to the elimination of forfeitures in late 2014. The decrease in protection products revenue reflects the impact of our no longer selling these products and eliminating related retention efforts. During the nine months ended September 30, 2015, these decreases were partially offset by an increase in revenue related to mortgage banking operations driven by higher mortgage refinance volume resulting from lower interest rates. Revenue related to mortgage banking operations decreased in the three months ended September 30, 2015 as compared to the same period in 2014 due to the closure of our mortgage business.
Total other expense increased in the three and nine months ended September 30, 2015 as compared to the same periods in 2014 primarily due to increases in professional fees and employee compensation and benefits costs. The increase in professional fees was driven by anti-money laundering remediation expenses. The growth in employee compensation costs resulted from growth in overall headcount driven in part by regulatory and compliance activities. In addition, other expense increased in the nine months ended September 30, 2015 as compared to the same period in 2014 driven by exit charges related to the closure of our mortgage business.
Payment Services
Our Payment Services segment reported pretax income of $24 million and $79 million for the three and nine months ended September 30, 2015, respectively, as compared to pretax income of $28 million and $87 million for the same periods in 2014. The decrease in segment pretax income resulted from a decrease in other income partially offset by a decrease in other expense. The decrease in other income was primarily driven by a reduction in transaction processing revenue resulting from lower point of sale transactions. In addition, the decrease in other income for the nine months ended September 30, 2015, was driven by a decline in discount and interchange revenue due to lower domestic third-party issued credit card volume from Network Partners. The decrease in other expense was primarily due to reduced expenses for Diners Club International, including lower incentives and other franchise support.
Transaction dollar volume decreased $3.6 billion and $7.5 billion for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 primarily due to declines in PULSE network volume. The number of transactions processed on the PULSE network decreased for the three and nine months ended September 30, 2015, as compared to the same periods during 2014.
We have been working with certain of our European Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 6% of Diners Club revenues during the three and nine months ended September 30, 2015. In addition, Diners Club has $151 million of non-amortizable intangible assets at September 30, 2015. While our current determination is that none of these intangible assets are presently impaired, to the extent that we are unable to maintain Diners Club revenues at appropriate levels, we may be exposed to a non-cash impairment loss on these assets that, when recognized, could have a material adverse impact on our results of operations.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended September 30,		2015 vs. 2014 increase (decrease)		For the Nine Months Ended September 30,		2015 vs. 2014 increase (decrease)
	2015	2014	$	%	2015	2014	$	%
Interest income	$2,008	$1,926	$82	4%	$5,884	$5,622	$262	5%
Interest expense	323	288	35	12%	934	832	102	12%
Net interest income	1,685	1,638	47	3%	4,950	4,790	160	3%
Provision for loan losses	332	354	(22)	(6)%	1,028	986	42	4%
Net interest income after provision for loan losses	1,353	1,284	69	5%	3,922	3,804	118	3%
Other income	503	552	(49)	(9)%	1,584	1,650	(66)	(4)%
Other expense	882	827	55	7%	2,682	2,408	274	11%
Income before income tax expense	974	1,009	(35)	(3)%	2,824	3,046	(222)	(7)%
Income tax expense	362	365	(3)	(1)%	1,027	1,127	(100)	(9)%
Net income	$612	$644	$(32)	(5)%	$1,797	$1,919	$(122)	(6)%

Net Interest Income
The tables that follow this section have been provided to supplement the discussion below and provide further analysis of net interest income and net interest margin. Net interest income represents the difference between interest income earned on our interest-earning assets and the interest expense incurred to finance those assets. We analyze net interest income in total by calculating net interest margin (net interest income as a percentage of average total loan receivables) and net yield on interest-bearing assets (net interest income as a percentage of average total interest-earning assets). We also separately consider the impact of the level of loan receivables and the related interest yield and the impact of the cost of funds related to each of our funding sources, along with the income generated by our liquidity portfolio, on net interest income.
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
Net interest margin decreased for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 primarily driven by increased cost of funding. The increased cost of funding was primarily driven by funding mix and higher rates.
Interest income increased during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 due in part to growth in credit card, personal and private student loans, partially offset by lower yields on credit card and personal loans, as well as a decrease in PCI student loan balances.
Interest expense increased during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 primarily due to higher average borrowings at higher rates.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended September 30,
	2015			2014
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$9,949	0.25%	$6	$6,714	0.25%	$5
Restricted cash	703	0.15%	1	498	0.09%	—
Investment securities	2,660	1.64%	11	4,028	1.72%	17
Loan receivables(1)
Credit card(2)	55,281	12.03%	1,676	53,130	12.04%	1,613
Personal loans	5,307	12.08%	161	4,718	12.21%	145
Private student loans	5,264	7.17%	95	4,459	7.04%	79
PCI student loans	3,316	6.42%	54	3,851	6.56%	64
Mortgage loans held for sale	69	3.82%	—	139	3.85%	1
Other	225	4.63%	4	184	3.81%	2
Total loan receivables	69,462	11.37%	1,990	66,481	11.36%	1,904
Total interest-earning assets	82,774	9.62%	2,008	77,721	9.83%	1,926
Allowance for loan losses	(1,776)			(1,625)
Other assets	4,474			4,289
Total assets	$85,472			$80,385
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$26,430	1.61%	107	$26,240	1.65%	109
Money market deposits(4)	7,236	0.97%	17	7,629	0.94%	18
Other interest-bearing savings deposits	12,734	1.01%	33	10,776	0.95%	26
Total interest-bearing deposits(5)	46,400	1.34%	157	44,645	1.36%	153
Borrowings
Short-term borrowings	60	1.49%	—	129	1.42%	—
Securitized borrowings(3)(4)	16,479	1.98%	83	16,535	1.82%	76
Other long-term borrowings(3)	7,446	4.42%	83	4,341	5.28%	59
Total borrowings	23,985	2.73%	166	21,005	2.53%	135
Total interest-bearing liabilities	70,385	1.82%	323	65,650	1.74%	288
Other liabilities and stockholders’ equity	15,087			14,735
Total liabilities and stockholders’ equity	$85,472			$80,385
Net interest income			$1,685			$1,638
Net interest margin(6)		9.62%			9.78%
Net yield on interest-bearing assets(7)		8.08%			8.36%
Interest rate spread(8)		7.80%			8.09%

Average Balance Sheet Analysis (dollars in millions)

	For the Nine Months Ended September 30,
	2015			2014
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$9,881	0.25%	$19	$6,996	0.25%	$13
Restricted cash	665	0.13%	1	938	0.08%	1
Investment securities	2,779	1.75%	36	4,009	1.68%	50
Loan receivables(1)
Credit card(2)	54,440	12.04%	4,902	52,071	12.09%	4,710
Personal loans	5,162	12.13%	468	4,469	12.41%	415
Private student loans	5,180	7.15%	277	4,349	7.00%	228
PCI student loans	3,452	6.56%	170	3,981	6.66%	198
Mortgage loans held for sale	125	3.63%	3	120	3.95%	3
Other	216	4.90%	8	164	3.39%	4
Total loan receivables	68,575	11.36%	5,828	65,154	11.41%	5,558
Total interest-earning assets	81,900	9.61%	5,884	77,097	9.75%	5,622
Allowance for loan losses	(1,779)			(1,633)
Other assets	4,460			4,271
Total assets	$84,581			$79,735
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$26,692	1.61%	321	$26,504	1.67%	332
Money market deposits(4)	7,343	0.97%	53	7,645	0.90%	51
Other interest-bearing savings deposits	12,128	0.99%	90	10,479	0.95%	74
Total interest-bearing deposits(5)	46,163	1.34%	464	44,628	1.37%	457
Borrowings
Short-term borrowings	113	1.41%	1	112	1.61%	1
Securitized borrowings(3)(4)	17,014	1.93%	246	16,506	1.75%	216
Other long-term borrowings(3)	6,268	4.76%	223	3,937	5.36%	158
Total borrowings	23,395	2.69%	470	20,555	2.44%	375
Total interest-bearing liabilities	69,558	1.80%	934	65,183	1.71%	832
Other liabilities and stockholders’ equity	15,023			14,552
Total liabilities and stockholders’ equity	$84,581			$79,735
Net interest income			$4,950			$4,790
Net interest margin(6)		9.65%			9.83%
Net yield on interest-bearing assets(7)		8.08%			8.31%
Interest rate spread(8)		7.81%			8.04%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $49 million of amortization of balance transfer fees for the three months ended September 30, 2015 and 2014. Interest income on credit card loans includes $145 million and $144 million of amortization of balance transfer fees for the nine months ended September 30, 2015 and 2014, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(4)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(5)	Includes the impact of FDIC insurance premiums.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	September 30, 2015	December 31, 2014
Loan receivables
Credit card loans	$55,655	$56,128
Other loans
Personal loans	5,425	5,007
Private student loans	5,520	4,850
Mortgage loans held for sale	1	122
Other	228	202
Total other loans	11,174	10,181
Purchased credit-impaired loans(1)	3,249	3,660
Total loan receivables	70,078	69,969
Allowance for loan losses	(1,743)	(1,746)
Net loan receivables	$68,335	$68,223

(1)	Represents purchased credit-impaired private student loans (see Note 4: Loan Receivables to our condensed consolidated financial statements).
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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three months ended September 30, 2015, the provision for loan losses decreased by $22 million, or 6%, as compared to the same period in 2014. The decrease was primarily due to a smaller build of the allowance for loan losses as compared to the same period in 2014. For the nine months ended September 30, 2015, the provision for loan losses increased by $42 million, or 4%, as compared to the same period in 2014 due to higher net charge-offs in the nine months ended September 30, 2015.
In determining the allowance for loan losses, we estimate probable losses separately for segments of the loan portfolio that have similar risk characteristics. We use a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. We use other analyses to estimate losses incurred from non-delinquent accounts, which adds to the identification of loss emergence. We use these analyses together as a basis for determining our allowance for loan losses.
The allowance for loan losses was $1.7 billion at September 30, 2015, which remained relatively flat when compared to the allowance for loan losses at December 31, 2014. At September 30, 2015, the level of allowance related to credit card loan receivables decreased when compared to December 31, 2014. The decrease was due to continued favorability in delinquencies and bankruptcy filings resulting in lower bankruptcy and contractual charge-offs than expected, which gave rise to lower estimated losses. At September 30, 2015, the level of the allowance related to personal loans increased as compared to December 31, 2014 due to loan growth and continued seasoning of the loan portfolio. The level of allowance attributable to student loans at September 30, 2015 decreased when compared to December 31, 2014 primarily driven by lower net charge-offs than expected, which resulted in lower estimated losses. At September 30, 2015, the level of allowance related to other loans remained relatively flat as compared to December 31, 2014.
The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Three Months Ended September 30, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,441	$131	$143	$20	$1,735
Additions
Provision for loan losses	303	30	—	(1)	332
Deductions
Charge-offs	(394)	(31)	(15)	—	(440)
Recoveries	109	5	2	—	116
Net charge-offs	(285)	(26)	(13)	—	(324)
Balance at end of period	$1,459	$135	$130	$19	$1,743

	For the Three Months Ended September 30, 2014
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,359	$109	$128	$18	$1,614
Additions
Provision for loan losses	318	22	16	(2)	354
Deductions
Charge-offs	(400)	(26)	(14)	—	(440)
Recoveries	111	3	2	—	116
Net charge-offs	(289)	(23)	(12)	—	(324)
Balance at end of period	$1,388	$108	$132	$16	$1,644

The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Nine Months Ended September 30, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	896	96	34	2	1,028
Deductions
Charge-offs	(1,245)	(93)	(45)	—	(1,383)
Recoveries	334	12	6	—	352
Net charge-offs	(911)	(81)	(39)	—	(1,031)
Balance at end of period	$1,459	$135	$130	$19	$1,743

	For the Nine Months Ended September 30, 2014
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions
Provision for loan losses	865	62	59	—	986
Deductions
Charge-offs	(1,223)	(74)	(44)	(1)	(1,342)
Recoveries	340	8	4	—	352
Net charge-offs	(883)	(66)	(40)	(1)	(990)
Balance at end of period	$1,388	$108	$132	$16	$1,644

(1)	Includes both PCI and non-PCI private student loans.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
	$	%	$	%	$	%	$	%
Credit card loans	$285	2.04%	$289	2.16%	$911	2.24%	$883	2.27%
Personal loans	$26	1.99%	$23	1.92%	$81	2.10%	$66	1.98%
Private student loans (excluding PCI(1))	$13	0.94%	$12	1.14%	$39	0.99%	$40	1.25%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 4: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loans for the three months ended September 30, 2015 decreased by 12 basis points when compared to the same period in 2014 due to continued improvement in delinquencies and lower bankruptcy filings. The net charge-off rate for our credit card loans remained relatively flat for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The net charge-off rate on our personal loans for the three and nine months ended September 30, 2015 increased by 7 and 12 basis points, respectively, when compared to the same periods in 2014 driven by higher charge-offs as a result of continued loan growth and seasoning effect. The net charge-off rate on our private student loans excluding PCI loans for the three and nine months ended September 30, 2015 decreased by 20 and 26 basis points, respectively, when compared to the same period in 2014 resulting from continued favorable economic conditions.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	September 30, 2015		December 31, 2014
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$919	1.65%	$971	1.73%
Personal loans	$44	0.80%	$40	0.79%
Private student loans (excluding PCI loans(1))	$104	1.88%	$87	1.80%

Loans 90 or more days delinquent
Credit card loans	$437	0.78%	$480	0.85%
Personal loans	$13	0.23%	$11	0.22%
Private student loans (excluding PCI loans(1))	$28	0.51%	$25	0.52%

Loans not accruing interest	$216	0.32%	$183	0.28%

Restructured loans
Credit card loans(2)	$1,008	1.81%	$1,037	1.85%
Personal loans(3)	$64	1.18%	$55	1.10%
Private student loans (excluding PCI loans(1))(4)	$45	0.82%	$38	0.78%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $40 million and $44 million at September 30, 2015 and December 31, 2014, respectively, that are also included in loans over 90 days delinquent or more.

(3)	Restructured personal loans include $4 million and $3 million at September 30, 2015 and December 31, 2014, respectively, that are also included in loans over 90 days delinquent or more.

(4)	Restructured private student loans include $4 million and $5 million at September 30, 2015 and December 31, 2014, respectively, that are also included in loans over 90 days delinquent or more.
The credit card loan 30-day and 90-day delinquency rates at September 30, 2015 decreased compared to December 31, 2014 due to continuous favorable economic factors. Private student loan 30-day delinquency rates at September 30, 2015 increased compared to December 31, 2014 due to seasonality of the student loan business. Personal loan 30-day and 90-day delinquency rates and private student loan 90-day delinquency rates at September 30, 2015 remained stable compared to December 31, 2014.
The restructured credit card loan balance at September 30, 2015 decreased compared to December 31, 2014 due to continued improvement in customer credit performance. The restructured personal and private student loan balances at September 30, 2015 increased compared to December 31, 2014 as a result of continued growth and seasoning of these loan portfolios.
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
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended September 30,		2015 vs. 2014 (decrease) increase		For the Nine Months Ended September 30,		2015 vs. 2014 (decrease) increase
	2015	2014	$	%	2015	2014	$	%
Discount and interchange revenue(1)	$288	$295	$(7)	(2)%	$854	$876	$(22)	(3)%
Protection products revenue	62	78	(16)	(21)%	201	239	(38)	(16)%
Loan fee income	87	85	2	2%	248	248	—	—%
Transaction processing revenue	39	46	(7)	(15)%	121	136	(15)	(11)%
Gain on investments	—	—	—	NM	8	4	4	100%
Gain on origination and sale of mortgage loans	2	19	(17)	(89)%	68	57	11	19%
Other income	25	29	(4)	(14)%	84	90	(6)	(7)%
Total other income	$503	$552	$(49)	(9)%	$1,584	$1,650	$(66)	(4)%

(1)
Net of rewards, including Cashback Bonus rewards, of $326 million and $303 million for the three months ended September 30, 2015 and 2014, respectively, and $908 million and $836 million for the nine months ended September 30, 2015 and 2014, respectively. During the three months ended December 31, 2014, we made certain changes to our customer rewards program to eliminate forfeitures.

Total other income decreased in the three and nine months ended September 30, 2015 by $49 million and $66 million, respectively, as compared to the same periods in 2014 with decreases in discount and interchange revenue, protection products revenue and transaction processing revenue. The decrease in discount and interchange revenue resulted from an increase in rewards, which more than offset an increase in transaction volume. Rewards increased at a faster pace than transaction volume revenue due to the elimination of forfeitures in late 2014. The decrease in protection products revenue reflects the impact of our no longer selling these products and eliminating related retention efforts. The decrease in transaction processing revenue resulted from lower point of sale transactions. During the nine months ended September 30, 2015, these decreases were partially offset by an increase in revenue related to mortgage banking operations driven by higher mortgage refinance volume resulting from lower interest rates. Revenue related to mortgage banking operations decreased in the three months ended September 30, 2015 as compared to the same period in 2014 due to the closure of our mortgage business.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		2015 vs. 2014 increase (decrease)		For the Nine Months Ended September 30,		2015 vs. 2014 increase (decrease)
	2015	2014	$	%	2015	2014	$	%
Employee compensation and benefits	$337	$320	$17	5%	$994	$928	$66	7%
Marketing and business development	168	182	(14)	(8)%	549	519	30	6%
Information processing and communications	84	87	(3)	(3)%	262	258	4	2%
Professional fees	160	111	49	44%	440	322	118	37%
Premises and equipment	24	23	1	4%	71	68	3	4%
Other expense	109	104	5	5%	366	313	53	17%
Total other expense	$882	$827	$55	7%	$2,682	$2,408	$274	11%

Total other expense increased in the three and nine months ended September 30, 2015 by $55 million and $274 million, respectively, as compared to the same periods in 2014 primarily due to increases in professional fees and employee compensation and benefits costs. The increase in professional fees was driven by anti-money laundering remediation expenses. The growth in employee compensation costs resulted from growth in overall headcount driven in part by regulatory and compliance activities. In addition, other expense increased in the nine months ended September 30, 2015 as compared to the same period in 2014 driven by exit charges related to the closure of our mortgage business.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Income before income tax expense	$974	$1,009	$2,824	$3,046
Income tax expense	$362	$365	$1,027	$1,127
Effective income tax rate	37.2%	36.2%	36.4%	37.0%

Income tax expense decreased $3 million for the three months ended September 30, 2015 as compared to the same period in 2014 reflecting a decrease in pretax income. The effective tax rate increased 1.0%, for the three months ended September 30, 2015 as compared to the same period in 2014 due to an increase in state income tax rates as a result of changes in state apportionment factors. The 2014 prior period included a one-time tax benefit related to the prior year.

Income tax expense and the effective tax rate decreased $100 million and 0.6%, respectively, for the nine months ended September 30, 2015, as compared to the same period in 2014, reflecting a decrease in pretax income and favorable adjustments to unrecognized tax benefits as a result of resolution of certain tax matters.
Liquidity and Capital Resources
Funding and Liquidity
We seek to maintain stable diversified funding sources and a strong liquidity profile in order to fund our business and repay or refinance our maturing obligations under both normal operating conditions and period of economic or financial stress. In addition, we seek to maintain an appropriate liability maturity profile and utilize a cost-effective mix of funding sources. Our primary funding sources include deposits, sourced directly from consumers or through brokers, term asset-backed securitizations, private asset-backed securitizations and short- and long-term borrowings.

Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts, and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts. At September 30, 2015, we had $29.8 billion of direct-to-consumer deposits and $16.8 billion of brokered and other deposits.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of September 30, 2015, the DiscoverSeries three-month rolling average excess spread was 13.73%.
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
At September 30, 2015, we had $14.7 billion of outstanding public asset-backed securities and $5.6 billion of outstanding asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At September 30, 2015	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$14,650	$2,050	$8,250	$4,350	$—

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

Other Long-Term Borrowings—Student Loans
At September 30, 2015, we had $1.3 billion of remaining principal balance outstanding on securitized debt assumed as part of the acquisition of Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At September 30, 2015	Principal Amount Outstanding
Discover Financial Services Senior Notes (Parent Company)
Fixed-rate senior notes
Fixed-rate senior notes maturing June 2017	$400
Fixed-rate senior notes maturing July 2019	78
Fixed-rate senior notes maturing April 2022	322
Fixed-rate senior notes maturing November 2022	500
Fixed-rate senior notes maturing November 2024	500
Fixed-rate senior notes maturing March 2025	500
Total fixed-rate senior notes	$2,300

Fixed-rate retail notes maturing September 2025	$10

Discover Bank
Senior bank notes
Fixed-rate senior bank notes maturing February 2018	$750
Fixed-rate senior bank notes maturing November 2018	1,000
Fixed-rate senior bank notes maturing June 2020	1,250
Fixed-rate senior bank notes maturing August 2021	750
Fixed-rate senior bank notes maturing August 2023	1,000
Fixed-rate senior bank notes maturing March 2026	400
Total senior bank notes	$5,150
Subordinated bank notes
Fixed-rate subordinated bank notes maturing November 2019	$200
Fixed-rate subordinated bank notes maturing April 2020	500
Total subordinated bank notes	$700

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade. During the third quarter, Discover Financial Services settled its first issuance of senior unsecured notes sold to retail investors. We issued the notes, known as Discover Financial Services InterNotes, pursuant to a prospectus supplement filed on September 8, 2015, and have the ability to issue additional such notes for DFS with various terms from time to time. For more information on outstanding notes, including weighted-average interest rates, see Note 7: Long-Term Borrowings to our condensed consolidated financial statements.
Short-Term Borrowings
We formerly utilized a warehouse line of credit as a form of short-term funding for newly originated consumer residential mortgage loans in our Discover Home Loans business. However, on June 16, 2015, Discover Financial Services announced that it would close this business. Pursuant to that announcement, we ceased originating new mortgages and paid off the warehouse line of credit with the proceeds from the mortgage loan sales during the third quarter.

As part of our regular funding strategy, we may from time to time borrow short-term funds in the Federal Funds market or the repurchase (“repo”) market through repurchase agreements. Federal Funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At September 30, 2015 and December 31, 2014, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed undrawn capacity through privately placed asset-backed securitizations. At September 30, 2015, we had total committed capacity of $7.8 billion, none of which was drawn. On October 15, 2015, $1.0 billion of the total commitment of secured credit facilities through private providers was terminated by us. We determined that appropriate levels of capacity are in place following the termination of this agreement. While we may utilize funding from these securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity for potential contingency funding needs, informed by our liquidity stress testing results. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates and renewing them approximately one year prior to their scheduled maturity dates.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of September 30, 2015, Discover Bank had $23.3 billion of available capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingency funding.
Funding Uses
Our primary uses of funds include the extensions of loans and credit, primarily through Discover Bank, the purchase of investment securities for our liquidity portfolio, working capital, and debt and capital service. We assess funding uses and liquidity needs under both the normal course of business and hypothetical adverse environments, considering primary uses of funding, such as on-balance sheet loans, and contingency uses of funding, such as the need to post additional collateral for derivatives positions. In order to anticipate funding needs under adverse environments, we maintain liquidity stress scenarios that assess the impact of a range of unusual business events, such as severe economic recessions, financial market disruptions, adverse operational events and other forms of stress.
Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and unsecured senior and subordinated debt, may be affected by the credit ratings of DFS, Discover Bank and the securitization trusts. Downgrades in these credit ratings could result in higher interest expense on our unsecured debt and asset securitizations, as well as potentially higher fees related to borrowings under our lines of credit. In addition to increased funding costs, deterioration in credit ratings could reduce our borrowing capacity in the unsecured debt and asset securitization capital markets.
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at September 30, 2015. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank's credit ratings were reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of September 30, 2015, would have been $74 million.

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
Liquidity
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations under both normal and stress conditions at the Discover Financial Services and Discover Bank entity levels and on a consolidated basis. In addition to the funding sources discussed above, we also maintain high-quality, liquid, unencumbered assets in our liquidity portfolio that we could convert to cash quickly and with little loss of value using either the repo market or outright sales.
We maintain a liquidity risk and funding management policy which outlines the overall framework and general principles for managing the liquidity risk across our businesses. The policy is approved by the board of directors with the implementation responsibilities delegated to the Asset and Liability Management Committee (the “ALCO”). We seek to balance the trade-offs between maintaining too much liquidity, which may be costly, with having too little liquidity, which could cause financial distress. Liquidity risk is centrally managed by the ALCO, which is chaired by our Treasurer and has cross-functional membership. The ALCO monitors the liquidity risk profiles of DFS, Discover Bank and our consolidated entities and oversees any actions Corporate Treasury may take to ensure that we maintain ready access to our diversified funding sources and sufficient liquidity to meet current and projected financial obligations.
We employ a variety of metrics to monitor and manage liquidity. We developed early warning indicators (“EWIs”) to detect initial phases of liquidity stress events and a reporting and escalation process that is designed to be consistent with regulatory guidance. The EWIs include both idiosyncratic and systemic measures, and are monitored on a daily basis and reported to the ALCO regularly. A warning from one or more of these indicators triggers prompt review and decision-making by our senior management team, and in certain instances may lead to the convening of a senior-level response team and activation of our contingency funding plan.
In addition, liquidity stress testing is conducted regularly and contingency funding planning is in place to address potential liquidity shortfalls. We evaluate a range of stress scenarios including idiosyncratic and systemic events that could impact funding sources and our ability to meet liquidity needs. These scenarios measure the projected liquidity position at Discover Financial Services, Discover Bank and on a consolidated basis from daily to up to a two-year horizon by comparing estimated contingency funding needs to available contingent liquidity. We maintain contingent funding sources, including our liquidity portfolio, private securitizations with unused capacity and Federal Reserve discount window capacity, which we could utilize to satisfy liquidity needs during such stress events. We expect to be able to satisfy all maturing obligations and fund business operations during the next 12 months by utilizing the funding sources that are currently available to us.
At September 30, 2015, our liquidity portfolio comprised cash and cash equivalents and high-quality, liquid and unencumbered investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies, and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we have the ability to raise cash by utilizing repurchase agreements, pledging certain of these investments to access the secured funding markets or selling them. The size and composition of our liquidity portfolio may fluctuate based upon the amount of expected liability maturities as well as operational requirements and market conditions.
At September 30, 2015, our liquidity portfolio and undrawn credit facilities were $43.4 billion, which was $9.1 billion higher than the balance at December 31, 2014. During the three and nine months ended September 30, 2015, the average balances of our liquidity portfolio were $13.0 billion and $13.1 billion, respectively.

	September 30, 2015	December 31, 2014
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$9,857	$6,921
Investment securities(2)	2,497	3,831
Total liquidity portfolio	12,354	10,752
Private asset-backed securitizations(3)	7,750	7,500
Primary liquidity sources	20,104	18,252
Federal Reserve discount window(3)(4)	23,258	16,024
Total liquidity portfolio and undrawn credit facilities	$43,362	$34,276

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)
Excludes $677 million of unsettled purchases of investment securities and $4 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of September 30, 2015 and $16 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2014.

(3)	See "— Additional Funding Sources" for additional information.

(4)
The Federal Reserve Banks' discount collateral margin increased from 56% to 76% at September 30, 2015 and December 31, 2014, respectively, resulting in an increase in the Federal Reserve discount window.

Bank Holding Company Liquidity
The primary uses of funds at the bank holding company level include debt and capital service (interest and dividend payments and return of principal), and capital management activity, which may include the periodic repurchase of shares of our common stock. Our primary sources of funds at the bank holding company level include the proceeds from the public issuance of unsecured debt and preferred stock, as well as dividends from our subsidiaries, particularly Discover Bank. Under periods of stress or at the discretion of our regulators, the bank holding company could lose access to one or both of those funding sources. In addition, federal statute and regulatory standards require that bank holding companies retain sufficient liquidity in order to serve as a source of financial strength for their banks and their banks' subsidiaries during periods of liquidity stress.
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred dividend payments and debt service obligations using existing cash resources. At September 30, 2015, Discover Financial Services has sufficient cash resources to fund the dividend and debt service payments for at least the next 18 months, which exceeds current ALCO and board limits.
We structure our debt maturity schedule to minimize the amount of debt maturing at the bank holding company level within a short period of time. As of September 30, 2015, there is no upcoming debt maturity in 2015 or 2016 at the bank holding company level. Our ALCO and board of directors regularly review our compliance with our liquidity limits as a bank holding company, which are established in accordance with the liquidity risk appetite articulated by our board.
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
At September 30, 2015, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under the Basel III rules.
As discussed in Note 11: Capital Adequacy to our condensed consolidated financial statements, we are subject to a CET1 capital ratio requirement under the Basel III rules as of January 1, 2015. We believe that providing an estimate of capital position based on the Basel III fully phased-in rules is important to complement the existing capital ratios and for comparability to other financial institutions. In addition, we disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of September 30, 2015, the CET1 capital ratio calculated under Basel III fully phased-in rules and tangible common equity are not formally defined by U.S. GAAP or codified in the federal banking regulations, as such, they are considered to be non-GAAP financial measures. Other financial services companies may also disclose this ratio and metric and definitions may vary, so we advise users of this information to exercise caution in comparing this ratio and metric for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to our CET1 capital calculated under Basel III fully phased-in rules as of December 31, 2014 and to tangible common equity as of September 30, 2015 (dollars in millions):

	September 30, 2015	December 31, 2014
Total common stockholders’ equity	$10,743	$10,574
Less: Goodwill	(255)	(257)
Less: Intangible assets, net	(169)	(176)
Tangible common equity	10,319	10,141
Effect of certain items in accumulated other comprehensive income excluded from Tier 1 common capital	N/A	138
Adjustments related to capital components(1)	N/A	26
Common equity Tier 1 capital (Basel III fully phased-in)(2)	N/A	$10,305

(1)	Adjustments related to capital components include: deferred tax liabilities related to intangible assets and deduction for deferred tax assets.

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

The following table provides a reconciliation of CET1 capital calculated under Basel III transition rules to CET1 capital calculated and risk-weighted assets under fully phased-in Basel III rules (dollars in millions):

September 30, 2015
Common equity Tier 1 capital (Basel III transition)	$10,612
Adjustments related to capital components during transition(1)	(82)
Common equity Tier 1 capital (Basel III fully phased-in)	$10,530

Risk-weighted assets (Basel III fully phased-in)(2)	$73,423
Common equity Tier 1 capital ratio (Basel III fully phased-in)	14.3%

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
We recently declared a quarterly cash dividend on our common stock of $0.28 per share, payable on November 19, 2015 to holders of record on November 5, 2015, which is consistent with last quarter. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on November 30, 2015, to holders of record on November 13, 2015, which was the same as the amount paid on our preferred stock in the prior quarter.
On April 16, 2015, our board of directors approved a five quarter share repurchase program authorizing the repurchase of up to $2.2 billion of our outstanding shares of common stock. The program expires on July 31, 2016 and may be terminated at any time. This program replaced the prior $3.2 billion program, which had $1.7 billion of remaining authorization. During the three months ended September 30, 2015, we repurchased approximately 8 million shares, or 2%, of our outstanding common stock for $435 million. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at September 30, 2015, which include deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $74.0 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the calendar year ended December 31, 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments.”
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At September 30, 2015, our unused commitments were approximately $180.3 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may restrict our ability to increase the rates that we charge to customers for new loans. At September 30, 2015, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that vary with changes in a market-based index, such as Federal Funds or LIBOR, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at the fiscal period end, but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, also are considered to be rate sensitive. For these fixed-rate liabilities, earnings sensitivity is measured from the expected maturity date.
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2015, we estimate that net interest income over the following 12-month period would increase by approximately $224 million, or 3%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2014, we estimated that net interest income over the following 12-month period would increase by approximately $167 million, or 2%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further. Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior, and the overall growth and composition of the balance sheet. These assumptions are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented above. Our actual earnings are dependent on multiple factors including, but not limited to, the direction and timing of changes in interest rates, the movement of short-term versus long-term rates, balance sheet design, competitor actions, which may affect pricing decisions in our loans and deposits, and strategic actions undertaken by management.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
July 1 - 31, 2015
Repurchase program(1)	2,691,600	$57.94	2,691,600	$1,691,773,340
Employee transactions(2)	—	$—	N/A	N/A
August 1 - 31, 2015
Repurchase program(1)	2,492,738	$54.96	2,492,738	$1,554,773,895
Employee transactions(2)	1,278	$55.33	N/A	N/A
September 1 - 30, 2015
Repurchase program(1)	2,705,624	$52.51	2,705,624	$1,412,714,248
Employee transactions(2)	—	$—	N/A	N/A

Total
Repurchase program(1)	7,889,962	$55.13	7,889,962	$1,412,714,248
Employee transactions(2)	1,278	$55.33	N/A	N/A

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

Discover Financial Services (Registrant)

By:	/s/ R. MARK GRAF
R. Mark Graf Executive Vice President and Chief Financial Officer
Date: October 29, 2015

Exhibit Index

Exhibit Number	Description

4.1	Subordinated Indenture (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on September 8, 2015 and incorporated herein by reference thereto).

10.1	Amendment No. 4 to Discover Financial Services Employee Stock Purchase Plan.

12.1	Statement regarding computation of ratio of earnings to fixed charges and computation of ratio of earnings to fixed charges and preferred stock dividends.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.