Form 10-K
period 2015-12-31
Discover Financial Services
filed 2016-02-24
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $25,025,686,289.
As of February 19, 2016, there were 414,201,055 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on May 12, 2016 are incorporated by reference in Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES
Annual Report on Form 10-K for the year ended December 31, 2015

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

Part I.

Part I | Item 1.	Business
Introduction
Discover Financial Services ("DFS" or the "Company") is a direct banking and payment services company. We were incorporated in Delaware in 1960. We are a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore are subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We provide direct banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home equity loans and deposit products. We had $72.4 billion in loan receivables and $30.9 billion in deposits issued through direct-to-consumer channels and affinity relationships at December 31, 2015. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network processes transactions for Discover-branded credit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale ("POS") terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
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
Operating Model
We manage our business activities in two segments: Direct Banking and Payment Services. Our Direct Banking segment includes consumer banking and lending products, specifically Discover-branded credit cards issued to individuals on the Discover Network and other consumer banking products and services, including private student loans, personal loans, home equity loans, and other consumer lending and deposit products. We announced the closure of our mortgage origination business in June 2015 as described in Note 3: Business Dispositions to our consolidated financial statements. Our Payment Services segment includes PULSE, Diners Club and our Network Partners business, which provides payment transaction processing and settlement services on the Discover Network.
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
Direct Banking
Set forth below are descriptions of our credit cards, student loans, personal loans, home equity loans and deposit products. For additional information regarding the terms and conditions of these products, see "— Product Terms and Conditions."

Credit Cards
We currently offer credit cards issued to consumers. Our credit card customers are permitted to "revolve" their balances and repay their obligations over a period of time and at an interest rate set forth in their cardmember agreements, which may be either fixed or variable. The interest that we earn on revolving credit card balances makes up approximately 83% of our total interest income. We also charge customers other fees as specified in the cardmember agreements. These fees may include fees for late payments, balance transfer transactions and cash advance transactions.
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
The following chart* shows the Discover card transaction cycle as processed on the Discover Network:
Student Loans
Our private student loans are available to students attending eligible non-profit undergraduate and graduate schools. We also offer certain post-graduate loans, including bar study and residency loans. We encourage students to borrow responsibly and maximize grants, scholarships and other free financial aid before taking student loans.
We currently offer fixed and variable rate private student loans originated by Discover Bank. We market our student loans online and through direct mail and email to existing and potential customers. We also work with school financial aid offices and high school guidance counselors to create awareness of our products with students and their families. Students can apply for our student loans online, by phone, or by mail, and we have dedicated staff within our call centers to service student loans. We invite applicants to apply with a creditworthy cosigner, which may improve the likelihood for loan approval and a lower interest rate.
As part of the loan approval process, all of our student loans, except for bar study and residency loans, are certified by and disbursed through the school to ensure students do not borrow more than the cost of attendance less other financial aid. Upon graduation, for variable rate loans originated before May 2014, students are generally eligible to receive a graduation reward. Students may redeem their graduation reward as a credit to the balance of any of their Discover student loans or as a direct deposit to a bank account. For all loans originated in May 2014 and after, students are generally eligible to receive a reward for achieving a specified grade point average during the academic period covered by the loan.
Personal Loans
Our personal loans are unsecured loans with fixed interest rates, terms and payments. These loans are primarily intended to help customers consolidate existing debt, although they can be used for other reasons. We generally market personal loans to our customers through direct mail advertising complimented by other marketing channels. Customers can submit applications via phone, online or through the mail, and can service their accounts online or by phone.
Home Equity Loans
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
Deposits
We obtain deposits from consumers directly or through affinity relationships ("direct-to-consumer deposits") and through third-party securities brokerage firms that offer our deposits to their customers ("brokered deposits"). Our deposit products include certificates of deposit, money market accounts, online savings and checking accounts and Individual Retirement Arrangement certificates of deposit. We market our direct-to-consumer deposit products to our existing customer base and other prospective customers through the use of our website, mobile platform, print materials, direct mail, affinity arrangements with third parties and internet advertising. Customers can apply for, fund and service their deposit accounts online or via phone, where we have a dedicated U.S. based staff within our call centers to service deposit accounts. For more information regarding our deposit products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding Sources — Deposits."
Payment Services
Set forth below are descriptions of PULSE, Diners Club and our Network Partners business, which provides among other services payment transaction processing and settlement services.
PULSE
Our PULSE network is one of the nation’s leading debit/ATM networks. PULSE links cardholders served by approximately 4,900 financial institutions to ATMs and POS terminals located throughout the United States. This includes more than 3,400 financial institutions with which PULSE has direct relationships and approximately 1,400 additional financial institutions through agreements PULSE has with other debit networks. PULSE also provides cash access at 1.8 million ATMs in more than 125 countries.
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
When Diners Club cardholders use their cards outside the host country or territory of the issuing licensee, transactions are routed and settled over the Diners Club network through its centralized service center. In order to increase merchant acceptance in certain targeted countries and territories, we work with merchant acquirers to offer Diners Club and Discover acceptance to their merchants. These acquirers are granted licenses to market the Diners Club brands to existing and new merchants. As we continue to work toward achieving full card acceptance across our networks, Discover customers are using their cards at an increasing number of merchant and ATM locations that accept Diners Club cards around the world. Diners Club cardholders with cards issued by licensees outside of North America continue to use their cards on the Discover Network in North America and on the PULSE and Diners Club networks domestically and internationally.
Network Partners Business
We have agreements with a number of financial institutions, networks and commercial service providers for issuance of products or processing of payments on Discover networks. We refer to these financial institutions, networks and commercial service providers as "Network Partners." We may earn merchant discount and acquirer assessments net of issuer fees paid, in addition to other fees, for processing transactions for Network Partners. We also leverage our payments infrastructure in other ways, such as business-to-business payment processing.
The following chart* shows an example of Network Partners transaction cycle:
* * *
The discussion below provides additional detail concerning the supporting functions of our two segments. The credit card, student loan, personal loan, home equity loan and deposit products issued through our Direct Banking segment require significant investments in consumer portfolio risk management, marketing, customer service and related technology, whereas the operation of our Payment Services business requires that we invest in the technology to manage risk and service network partners, merchants and merchant acquirer relationships.

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
Account Acquisition (New Customers)
We acquire new credit card customers through direct mail, internet, media advertising, merchant or partner relationships, or through unsolicited individual applications. We also acquire new student loan and personal loan customers through similar channels. In all cases we have a rigorous process for screening applicants.
To identify credit-worthy prospective customers, our credit risk management and marketing teams use proprietary analytical tools to match our product offerings with customer’s needs. We consider the prospective customer's financial stability, as well as ability and willingness to pay.
We assess the creditworthiness of each consumer loan applicant through evaluating applicant’s credit information provided by credit bureaus and information from other sources. The assessment is performed using our credit scoring systems, both externally developed and proprietary. For our unsecured lending products, we also use experienced credit underwriters to supplement our automated decision-making processes. For our home equity products, experienced credit underwriters must review and approve each application.
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
Portfolio Management (Existing Customers)
The revolving nature of our credit card loans requires that we regularly assess the credit risk exposure of such accounts. This assessment uses the individual's Discover account performance information as well as information from credit bureaus. We utilize statistical evaluation models to support the measurement and management of credit risk. At the individual customer level, we use custom risk models together with generic industry models as an integral part of the credit decision-making process. Depending on the duration of the customer's account, risk profile and other performance metrics, the account may be subject to a range of account management treatments, including transaction authorization limits and increases or decreases on credit limits. Our installment loans are billed according to an amortization schedule that is calculated at the time of the disbursement of the loan and at the time the loan enters repayment.
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
Product Development
In order to attract and retain customers and merchants, we continue to develop new programs, features and benefits and market them through a variety of channels, including mail, phone and online. Targeted marketing efforts may include balance transfer offers and reinforcement of our Cashback Bonus and other rewards programs. Through the development of a large prospect database, use of credit bureau data and use of a customer contact strategy and management system, we have been able to improve our modeling and customer engagement capabilities, which helps optimize product, pricing and channel selection.
Rewards / Cashback Bonus
Our cardmembers use several card products that allow them to earn their rewards based on how they want to use credit, as set forth below.

•
Discover it card offers 5% Cashback Bonus in categories that change each quarter up to a quarterly maximum (signing up is required) and 1% Cashback Bonus on all other purchases, as well as other benefits.

•	Discover it NHL card offers the same reward features as the Discover it card plus 10% off purchases at shopNHL.com and a team-branded credit card.

•
Discover it Chrome card offers 2% Cashback Bonus at gas stations and restaurants on up to $1,000 in combined purchases each quarter and 1% Cashback Bonus on all other purchases, as well as other benefits

•	The Discover it Miles card offers 1.5 miles for every dollar spent on purchases, no annual fee and an annual credit of up to $30 for in-flight Wi-Fi charges.

•
Discover it Secured card offers the same reward features as the Discover it Chrome card, as well as other benefits. This card requires the customer to provide a security deposit as collateral for the credit card account. Starting one year after account opening, Discover reviews the account monthly to determine whether the security deposit can be returned. These reviews look for responsible credit use across all of the customer’s cards and loans.

•
Discover More card offers 5% Cashback Bonus in categories that change each quarter up to a quarterly maximum (signing up is required). Customers earn .25% Cashback Bonus on their first $3,000 on all other annual purchases and on all warehouse purchases, and 1% Cashback Bonus on purchases over $3,000.

•
Discover Open Road card offers 2% Cashback Bonus on the first $250 in combined gas and restaurant purchases each billing period. Customers earn .25% Cashback Bonus on their first $3,000 on all other annual purchases and on all warehouse purchases, and 1% Cashback Bonus on purchases over $3,000.

•
Discover Motiva card provides customers with Cashback Bonus equal to 5% of their interest charges each month for making on-time payments. Customers earn .25% Cashback Bonus on their first $3,000 on all other annual purchases and on all warehouse purchases, and 1% Cashback Bonus on purchases over $3,000.

•	Miles by Discover customers receive two miles for every $1 on the first $3,000 in travel and restaurant purchases each year and one mile for every $1 on all other purchases.

•	Escape by Discover customers earn two miles for every $1 on all purchases.

•
Discover Business card offers 5% Cashback Bonus on the first $2,000 spent in office supply purchases, 2% Cashback Bonus on the first $2,000 spent in gas purchases each year, .25% Cashback Bonus on the first $5,000 in annual purchases and up to 1% Cashback Bonus on all other purchases.

Protection Products
We currently service and maintain existing enrollments of the protection products detailed below for our credit card customers. Although we suspended new sales of these products to consumers at the end of 2012, we may resume offering similar products in the future.

•
Identity Theft Protection. The most comprehensive identity theft monitoring product includes an initial credit report, credit bureau report monitoring at the three major credit bureaus, prompt alerts to key changes to credit bureau files that help customers spot possible identity theft quickly, internet surveillance to monitor up to 20 credit and debit card numbers and social security numbers on suspicious websites, identity theft insurance up to $25,000 to cover certain out-of-pocket expenses due to identity theft, and access to knowledgeable professionals who can provide information about identity theft issues.

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

•
Wallet Protection. This product offers one-call convenience if a customer's wallet is lost or stolen, including requesting cancellation and replacement of the customer's credit and debit cards, monitoring the customer's credit bureau reports at the three major credit bureaus for 180 days and alerting them to key changes to their credit files, and providing up to $100 to replace the customer's wallet or purse.

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
Processing Services
Our processing services cover four functional areas: card personalization/embossing, print/mail, remittance processing and document processing. Card personalization/embossing is responsible for the embossing and mailing of plastic credit cards for new accounts, replacements and reissues. Print/mail specializes in statement and letter printing and mailing for merchants and customers. Remittance processing, currently a function outsourced to third-party vendors, handles account payments and check processing. Document processing handles hard-copy forms, including new account applications.
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

Each credit card transaction is subject to screening, authorization and approval through a proprietary POS decision system and each deposit transaction is subject to screening and approval through a dynamic transaction evaluation and scoring methodology. We use a variety of techniques that help identify and halt fraudulent transactions, including adaptive models, rules-based decision-making logic, report analysis, data integrity checks and manual account reviews. We manage accounts identified by the fraud detection system through technology that integrates fraud prevention and customer service. Strategies are subject to regular review and enhancement to enable us to respond quickly to changing conditions as well as to protect our customers and our business from emerging fraud activity.
Product Terms and Conditions
Credit Cards
The terms and conditions governing our credit card products vary by product and change over time. Each credit card customer enters into a cardmember agreement governing the terms and conditions of the customer's account. Discover card's terms and conditions are generally uniform from state to state. We are allowed, to the extent permitted by law, to change any term of the cardmember agreement, including any finance charge, rate or fee, or add or delete any term of the cardmember agreement, with notice to the customer as required by law. The customer has the right to opt out of certain changes of terms and pay their balance off under the original terms. Each cardmember agreement provides that the account can be used for purchases, cash advances and balance transfers. Each Discover card account is assigned a credit limit when the account is initially opened. Thereafter, individual credit limits may be increased or decreased from time to time, at our discretion, based primarily on our evaluation of the customer's creditworthiness. We offer various features and services with the Discover card accounts, including the Cashback Bonus rewards programs described under “— Marketing — Rewards/Cashback Bonus.”
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
Discover card accounts are assessed periodic finance charges using fixed and/or variable interest rates. Certain account balances, such as balance transfers, may accrue periodic finance charges at lower fixed rates for a specified period of time. Variable rates are indexed to the highest prime rate published in The Wall Street Journal on the last business day of the month. Periodic finance charges are calculated using the daily balance (including current transactions) method, which results in daily compounding of periodic finance charges, subject to a grace period on new purchases. The grace period provides that periodic finance charges are not imposed on new purchases, or any portion of a new purchase, that is paid by the due date on the customer's current billing statement if the customer paid the balance on his or her previous billing statement in full by the due date on that statement. Neither cash advances nor balance transfers are subject to a grace period.
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

Student Loans
The terms and conditions governing our student loans vary by product and are specified in the borrower's promissory note and disclosures. Each borrower signs a promissory note and accepts the loan terms during the application process. Student loans feature zero origination fees, fixed or variable interest rates, and potential rewards for good grades. Student loans may include a deferment period, during which borrowers are not required to make payments while enrolled in school at least half time. This period begins on the date the loan is first disbursed and ends six to nine months after the borrower ceases to be enrolled in school at least half time. We also offer an optional "In-School Payment" product that requires a student to make monthly payments while in school. The standard repayment period is 15 to 20 years, depending on the type of student loan. Borrowers can choose to receive electronic communications, in which case they will receive email notifications of the availability of their monthly billing statements online. There is no prepayment penalty and borrowers may decide whether or not to apply any excess payments toward their next monthly payments and advance their next due date.
We calculate interest on a daily basis on the outstanding principal loan balance until the loan is paid in full. The interest rate will never be higher than 18%, as stated in the promissory note and disclosures. The variable interest rate we offer, is equal to a variable index (e.g., based on the prime rate or London Interbank Offered Rate ("LIBOR") plus a fixed margin assigned to the loan during origination. Variable interest rates may adjust quarterly if the index changes. In certain circumstances, we may offer borrower assistance programs including forbearance periods of up to 12 months over the life of the loan or short-term payment reductions. We accrue interest when loans are in forbearance or in other payment assistance programs.
Personal Loans
The terms and conditions governing personal loans are set at the time the loan is accepted and generally do not change for the life of the loan. Personal loan account terms and conditions are generally uniform from state to state. All personal loan accounts generally have the same billing structure. Customers receive monthly statements approximately 20 days prior to payment due dates. The statement provides detail on all transactions processed since the last statement was generated, as well as a summary of the current amount due. Customers also can waive their right to receive physical copies of their bills, in which case they will receive email notifications of the availability of their billing statements online. Personal loan accounts are assessed periodic finance charges using simple interest. We may impose other charges, including late charges when a customer has not made a minimum payment by the required due date and a returned check charge. There is no prepayment penalty for repaying a personal loan balance in full prior to the scheduled maturity date. In certain circumstances, we may offer customers temporary and permanent assistance programs, which may reduce payments, extend loan terms and/or reduce the interest rate on loan balances.
Home Equity Loans
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
Deposits
We offer four main types of deposit products directly to consumers on a national basis: certificates of deposit, savings accounts, money market and checking accounts, though at the current time we are offering checking accounts only to existing credit card or deposit customers. All of these deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. Interest is compounded daily and credited to each account on a monthly basis, using the daily balance method. We do not pay interest generally on checking account balances, but instead offer cashback rewards for certain transactions. We offer a range of ownership options, including single, joint, trust and custodial. Deposit accounts are primarily funded through electronic funds transfer, check or wire transfer. Customers may service their accounts through a variety of convenient methods, including online at www.discoverbank.com, mobile and tablet device applications, and by telephone.

Certificates of deposit are offered on a full range of tenors from three months through ten years with interest rates that are fixed for the full period. We provide automatic renewal along with options on reinvestment or disbursement of interest. There are minimum balance requirements to open certificates of deposit and penalties for early withdrawals. Money market accounts are transactional accounts with minimum balance requirements. Money market account funds may be accessed through electronic funds transfer, checks, wire transfer and debit cards. Savings accounts may be accessed through electronic funds transfer, wire transfer and official checks. Money market accounts and savings accounts have limitations on withdrawal frequency, as required by law. Interest rates on money market accounts and savings accounts are subject to change at any time. Fees apply to some transactions and availability of funds varies based on product and method of funding.
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
We maintain direct relationships with most of our large merchant accounts, which enables us to benefit from joint marketing programs and opportunities and to retain the entire discount revenue from the merchants. The terms of our direct merchant relationships are governed by merchant services agreements. These agreements are also accompanied by additional program documents that further define our network functionality and requirements, including operating regulations, technical specifications and dispute rules. To enable ongoing improvements in our network's functionality and in accordance with industry convention, we publish updates to our program documents on a semi-annual basis. Discover card transaction volume was concentrated among our top 100 merchants in the year ended December 31, 2015 with our largest merchant accounting for approximately 7% of total Discover card transaction volume.
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
Competition
We compete with other consumer financial services providers, including non-traditional providers such as financial technology firms and payment networks on the basis of a number of factors, including brand, reputation, customer service, product offerings, incentives, pricing and other terms. Our credit card business also competes on the basis of reward programs and merchant acceptance. We compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, JPMorgan Chase and Citi) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. In comparison to our largest credit card competitors, our strengths include cash rewards, conservative portfolio management and strong customer service. Competition based on cash rewards programs, however, has increased in recent years. Our student loan product competes for customers with Sallie Mae and Wells Fargo, as well as other lenders that offer student loans. Our personal loan product competes for customers primarily with Wells Fargo, PNC and peer to peer lenders. Our home equity product faces competition primarily from traditional branch lending institutions like Wells Fargo, JP Morgan Chase, U.S. Bank and PNC.
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
Employees
As of January 31, 2016, we employed approximately 15,036 individuals.
Risk Management
Our business exposes us to strategic (including reputational), credit, market, liquidity, operational, compliance and legal risks. We use an enterprise-wide risk management framework to identify, measure, monitor, manage and report risks that affect or could affect the achievement of our strategic, financial and other objectives.
Enterprise Risk Management Principles
Our enterprise risk management philosophy is expressed through five key principles that guide our approach to risk management: Comprehensiveness, Accountability, Independence, Defined Risk Appetite and Transparency.
Comprehensiveness
We seek to maintain a comprehensive risk management framework for managing risk enterprise-wide, including policies, risk management processes, monitoring and testing, and reporting. Our framework is designed to be comprehensive with respect to our reporting segments and their control and support functions, and across all risk types.
Accountability
We structure accountability across three lines of defense along the principles of risk management execution, oversight and independent validation. As the first line of defense, our business units seek to manage the risks to which they are exposed as a result of their activities, including those risks arising from activities that have been outsourced to third parties. The principles apply across all businesses and risk types and guide the definition of specific roles and responsibilities.
Independence
Our second and third lines of defense, which are comprised of risk and control functions, operate independent of the business units. The second line of defense includes our corporate risk management ("CRM") department, which is led by our Chief Risk Officer (“CRO”), who is appointed by our Board of Directors. The CRM department sets risk management standards and policies that are consistent with the size and complexity of our business, industry practices and applicable legal and regulatory requirements. The CRO is accountable for providing our Board of Directors and executive management with an independent perspective on: the risks to which we are exposed; how well management is identifying, assessing and managing risk; and the capabilities we have in place to manage risks across the enterprise. Our internal audit department, as the third line of defense, performs periodic, independent reviews and tests compliance with risk management policies, procedures and standards across the Company. It also periodically reviews the design and operating effectiveness of our risk management program and processes, including the independence and effectiveness of our CRM function, and reports the results to our Audit Committee of the Board of the Directors ("Audit Committee") and, where appropriate, the Risk Oversight Committee of the Board of Directors ("Risk Oversight Committee").
Defined Risk Appetite
We operate within a risk appetite framework approved by our Board of Directors, which guides an acceptable level of risk-taking, considering desired financial returns and other objectives. To that end, limits and escalation thresholds are set consistent with the risk appetite approved by our Board of Directors.
Transparency
We seek to provide transparency of exposures and outcomes, which is core to our risk culture and operating style. We provide this risk transparency through our risk committee structure and standardized processes for escalating issues and reporting. This is accomplished at several levels within the organization, including quarterly meetings held by our Risk Committee and quarterly reports to the Risk Oversight Committee, as well as regular reporting to our Risk subcommittees commensurate with the needs of our businesses. Further, our CRO is a member of the Company's senior management team.
Enterprise Risk Management Governance Structure
Our governance structure is based on the principle that each line of business is responsible for managing risks inherent in its business with appropriate oversight from our senior management and Board of Directors. Various committees are in place to oversee the management of risks across our Company. We seek to apply operating principles consistently to each committee. These operating principles are detailed in committee charters which are approved by the Risk Committee. Our banking subsidiaries have their own risk governance, compliance, auditing and other requirements. Our risk governance framework is implemented such that bank-level risk governance requirements are satisfied as well.
Board of Directors
Our Board of Directors (i) approves certain risk management policies, (ii) approves our capital targets and goals, (iii) approves our risk appetite framework, (iv) monitors our strategic plan, (v) appoints our CRO, and other risk governance function leaders, as appropriate, (vi) receives reports on any exceptions to the Enterprise Risk Management policy, (vii) receives and reviews regulatory examination reports and (viii) receives reports from the Audit Committee and Risk Oversight Committee on risk management matters.
Risk Oversight Committee of our Board of Directors
Our Risk Oversight Committee is responsible for overseeing our risk management policies and the operations of our enterprise-wide risk management framework. The Committee is responsible for (i) approving and periodically reviewing our risk management policies, (ii) overseeing the operation of our policies and procedures establishing our risk management governance, risk management procedures, and our risk-control infrastructure, (iii) overseeing the operation of processes and systems for implementing and monitoring compliance with such policies and procedures, (iv) reviewing and making recommendations to the Board of Directors, as appropriate, regarding the Company's risk management framework, key risk management policies and the Company's risk appetite and tolerance, (v) receiving and reviewing regular reports from our CRO on risk management deficiencies and emerging risks, the status of and changes to risk exposures, policies, procedures and practices, and the steps management has taken to monitor and control risk exposures, (vi) receiving reports on compliance with our risk appetite and limit structure and risk management policies, procedures and controls, (vii) overseeing Capital Planning, Liquidity Risk Management and Resolution Planning related activities, and (viii) sharing information and liaising with the Audit Committee (which it may do through the Chair of the Committee) as necessary or desirable to help ensure that the committees have received the information necessary to permit them to fulfill their duties and responsibilities with respect to oversight of risk management matters.

Audit Committee of our Board of Directors
Our Audit Committee is responsible for the following related to the risk management framework: (i) discussing policies with respect to risk assessment and management, (ii) receiving and reviewing reports from our CRO and other members of management as the Committee deems appropriate on the guidelines and policies for assessing and managing our exposure to risks, the corporation’s major financial risk exposures and the steps management has taken to monitor and control such exposures, and (iii) sharing information and liaising with the Risk Oversight Committee as necessary or desirable to help ensure that the committees have received the information necessary to permit them to fulfill their duties and responsibilities with respect to oversight of risk management matters.
Compensation and Leadership Development Committee of our Board of Directors
Our Compensation and Leadership Development Committee is responsible for overseeing risk management associated with the Company's compensation practices. The Committee receives reporting regarding the Company's compensation practices and evaluates whether these practices encourage excessive risk-taking. As a part of its reviews, the Committee obtains the input of our CRO and takes into account risk outcomes.
Risk Committee
Our Risk Committee is an executive management-level committee that establishes a comprehensive global risk management program which includes (i) providing a regular forum for representatives of our different functional groups to identify and discuss key risk issues and to recommend to senior management actions that should be taken to manage the level of risk taken by the business lines, (ii) establishing and overseeing an enterprise-wide approach to risk management through the development of our Enterprise Risk Management Policy and the associated oversight framework for the identification, measurement, monitoring, management and reporting of enterprise risk, (iii) communicating our risk appetite and philosophy, including establishing limits and thresholds for managing enterprise-wide risks, and (iv) reviewing, on a periodic basis, our aggregate enterprise-wide risk exposures and the effectiveness of risk identification, measurement, monitoring, management and reporting policies and procedures, and related controls within the lines of business.
Our Risk Committee has formed and designated a number of committees to assist it in carrying out its responsibilities. These committees, made up of representatives from senior levels of management, escalate issues to our Risk Committee as guided by escalation thresholds. These risk management committees include the Discover Bank Credit Committee, Asset/Liability Management Committees (Discover Financial Services and Discover Bank), the Counterparty Credit Committee, the New Initiatives Committee, the Operational Risk Committee, the Capital Planning Committee and the Compliance Committee.
Chief Executive Officer (“CEO”)
The CEO is ultimately responsible for risk management within our Company. In that capacity, the CEO establishes a risk management culture throughout the Company and ensures that businesses operate in accordance with this risk culture.
Business Unit Heads
Our business unit heads are responsible for managing risk associated with pursuit of their strategic, financial and other business objectives. Business unit heads are responsible for (i) complying with all risk limits and risk policies, (ii) identifying risks and implementing appropriate controls, (iii) explicitly considering risk when developing strategic plans, budgets and new products, (iv) implementing appropriate controls when pursuing business strategies and objectives, (v) ensuring business units implement business unit processes, controls and monitoring to support corporate model risk management standards such as documentation standards and reporting standards, (vi) coordinating with CRM to produce relevant, sufficient, accurate and timely risk reporting that is consistent with the processes and methodology established by CRM, (vii) ensuring sufficient financial resources and qualified personnel are deployed to control the risks inherent in the business activities, and (viii) designating, in consultation with the CRO, a Business Risk Officer to assist with the above and to perform the specific duties described below.
Business Risk Officers work in conjunction with the business unit head to implement a business risk management program that satisfies business unit needs and adheres to corporate policy, standards and risk architecture.

Chief Risk Officer
As a member of the Company's senior management team, the CRO chairs our Risk Committee. In addition, the CRO has oversight responsibility to establish the CRM function with capabilities to exercise its mandate across all risk categories. Our CRO reports directly to our Risk Oversight Committee and administratively to the CEO. Our CRO provides an independent view on the key risks to which our Company is exposed to our Risk Committee, our Audit Committee, our Risk Oversight Committee and our Board of Directors.
Corporate Risk Management
The CRM department is led by the CRO and supports business units by providing objective oversight of our risk profile to help ensure that risks are managed, aggregated and reported to our Risk Committee, our Risk Oversight Committee and our Audit Committee. The CRM department participates in our Risk Committee and sub-committee meetings to provide an enterprise-wide perspective on risk, governance matters, policies and risk thresholds. The CRM department is comprised of operational, consumer credit, counterparty credit, and market and liquidity risk oversight functions. In addition, the CRM department has enterprise risk management, corporate compliance, third-party risk management, model risk management, regulatory program office and risk and insurance management frameworks to manage potential risk that might arise within these respective areas.
Credit Risk Management
Credit Risk Management is responsible for (i) developing, validating and implementing credit policy criteria and predictive loan origination and servicing models in order to optimize the profitability of Company lending activities, (ii) ensuring adherence to our credit risk policies and approval limits, and that departmental policies, procedures, and internal controls are consistent with the standards defined by the Company, (iii) ensuring that we manage credit risk within approved limits, and (iv) monitoring performance for both new and existing consumer loan products and portfolios.
Law Department
The CRM department collaborates and coordinates closely with other risk and control functions in exercising its oversight responsibilities, in particular with the Law department. This department plays a significant role in managing our legal risk by, among other things, identifying, interpreting and advising on legal and regulatory risks. Our Law department participates in meetings of the Risk Committee and the sub-committees of the Risk Committee in order to advise on legal risks and to inform the committees of any relevant legislative and regulatory developments.
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
Risk Categories
We are exposed to a broad set of risks in the course of our business activities due to both internal and external factors, which we segment into six major risk categories. The first five are defined to be broadly consistent with guidance published by the Federal Reserve and the Basel Committee on Banking Supervision (“BCBS”): credit, market, liquidity, operational, and compliance/legal risk. We recognize the sixth, strategic risk, as a separate risk category. We evaluate the potential impact of a risk event on the Company by assessing the financial impact, the impact to our reputation, the legal and regulatory impact, and the client/customer impact. In addition, we have established various policies to help govern these risks.
Credit Risk
Our credit risk arises from the potential that a borrower or counterparty will fail to perform on an obligation. Our credit risk includes consumer credit risk and counterparty credit risk. Consumer credit risk is primarily incurred by Discover Bank through the issuance of (i) unsecured credit including credit cards, student loans and personal loans and (ii) secured credit including secured credit cards, deposit secured loans and home equity loans. Counterparty credit risk is incurred through a number of activities including settlement, certain marketing programs, treasury and asset/liability management, network incentive programs, vendor relationships and insurers.
Our counterparty credit risk arises in following forms: (i) direct exposure, in which we have formally extended credit to a counterparty in the form of a cash payment, (ii) settlement activity, in which a credit relationship is created through differences in payment timing, (iii) contingencies, in which a credit relationship may develop due to insurance or guarantees, and (iv) accounting losses, in which a counterparty default would generate a non-cash write-off, as would be the case with prepaid expenses or corporate insurance premiums we pay to third-party insurers.
Our Counterparty Credit Committee is responsible for the enterprise-wide approach to counterparty credit risk management through development of the Counterparty Credit Risk Management Policy and the associated oversight framework for the identification, measurement, monitoring, managing and reporting of counterparty credit risk.
Market Risk
Market risk is the risk to our financial condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates, credit spreads or equity prices. Given the nature of our business activities, we are exposed to various types of market risk in particular interest rate risk, foreign exchange risk and other risks that arise through the management of our investment portfolio. Interest rate risk is more significant relative to other market risk exposures and results from potential mismatches in the repricing term of assets and liabilities (yield curve risk) and volatility in reference rates used to reprice floating-rate structures (basis risk). Foreign exchange risk is primarily incurred through exposure to currency movements across a variety of business activities and is derived, specifically, from the timing differences between transaction authorizations and settlement.
Liquidity Risk
Liquidity risk is the risk that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding, or an inability to easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions.
Operational Risk
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk is inherent in all our businesses. Operational risk categories incorporate all of the operational loss event-type categories set forth by the BCBS, which include the following: (i) fraud (internal and external), (ii) employment practices and workplace safety, (iii) clients, products and business practices, (iv) damage to physical assets, (v) business disruption and system failures, and (vi) execution, delivery and process management.
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
Compliance and legal risk exposures are actively and primarily managed by our business units in conjunction with our compliance and law departments. Our compliance program governs the management of compliance risk. Our Risk Committee and Compliance Committee oversee our compliance and legal risk management. Specifically, the Law department is responsible for providing advice, interpreting and identifying developments regarding laws, regulations, regulatory guidance and litigation, and setting standards for communicating relevant changes to Corporate Compliance, the Business and Internal Audit. The Law department also identifies and communicates legal risk associated with new products and business practices.

Strategic Risk
Strategic risk can arise from: adverse business decisions; improper implementation of decisions; or a failure to anticipate and respond to industry changes, create and maintain a competitive business model, and attract and profitably serve clients.
Our Risk Committee actively manages strategic risk through the development, implementation and oversight of our business strategies, including the development of budgets and business plans. Our business units take on and are accountable for managing strategic risk in pursuit of their objectives.
Enterprise Risk Management Framework
Our enterprise risk management principles are executed through a risk management framework that is based upon industry standards for managing risk and controls. While the detailed activities vary by risk type, there are common process elements that apply across risk types. We seek to apply these elements consistently in the interest of effective and efficient risk management. This framework seeks to link risk processes and infrastructure with the appropriate risk oversight to create a risk management structure that raises risk awareness, reduces impact of potential risk events, improves business decision-making and increases operational efficiency.
Risk Identification
We seek to identify potential exposures that could adversely affect our ability to successfully implement strategies and achieve objectives. To ensure that the full scale and scope of risk exposures from firm-wide activities are identified, we seek to identify risk exposures based on (i) significant enterprise-level risks that are strategic, systemic, or emerging in nature, (ii) granular risk exposures from on-balance sheet and off-balance sheet positions, including concentrations, and (iii) risk exposures from initiatives focused on new, expanded, customized, or modified products, services, and processes.
Risk exposures identified through these three approaches are consolidated to create a comprehensive risk inventory. This inventory is leveraged by a number of processes within the Company including stress scenario design, capital planning, risk appetite setting, and risk modeling. The risk inventory is reviewed and approved at least annually by the Risk Committee while the sub-committees review the risks mapped to the relevant risk categories for transparency and comprehensive coverage of risk exposures.
Risk Measurement
Our risk measurement process seeks to ensure that the identified risk exposures are appropriately assessed. Risk measurement techniques appropriate to the risk category, econometric modeling, statistical analysis, peer benchmarking, and qualitative assessments are employed to measure our material risk exposures.
Risk Monitoring
Our risks are monitored through an integrated monitoring framework consisting of risk appetite metrics and key risk indicators ("KRIs"). These metrics are established to monitor changes in our risk exposures and external environment. Risk appetite metrics are used to monitor the overall risk profile of the Company by setting risk boundaries and expectations through quantitative limits and qualitative expressions. We use KRIs to monitor our risk profile through direct or indirect alignment with the risk appetite limits.
These metrics enable monitoring of risk by business management and by measuring risk and performance data against risk appetite and KRI escalation thresholds that are updated periodically. Escalation procedures are in place to notify the appropriate governance committees in the event of any actual risk limit breaches or potential upcoming breaches.
Risk Management
We have policies and a defined governance structure in place to manage risks. In the event of a risk exposure exceeding established thresholds, management determines appropriate response actions. Responses which may be taken by the Board of Directors, the Risk Oversight Committee, the Audit Committee, the Risk Committee, sub-committees or the CRO, or business units may include (i) actions to directly mitigate or resolve risk, (ii) actions to terminate any activities resulting in an undesired or unintended risk position, or (iii) actions to prevent, avoid or modify an undesired risk position (or activity prior to its occurrence), risk reduction, risk sharing or risk acceptance.

Risk Reporting
As the constituents primarily responsible for proactively managing the risks to which they are exposed, our business units and risk and control functions periodically report to the governance committees. The CRM function is responsible for independent reporting on risk matters to various constituencies across the Company on a periodic basis. The CRM department periodically provides risk management reporting to the Risk Committee, the Audit Committee, the Risk Oversight Committee and the Board of Directors.
Stress Testing
We use stress testing to better understand the range of potential risks and their impacts to which the Company is exposed. A stress testing framework is employed to provide a comprehensive, integrated and forward-looking assessment of material risks and vulnerabilities. Stress test results inform on business strategy, risk appetite setting, and decisions related to capital actions, contingency capital plans, liquidity buffer, contingency funding plans and balance sheet positioning. Our stress testing framework utilizes a risk inventory, which covers our risk exposures across risk categories such as consumer credit risk, counterparty risk, market risk, liquidity risk, operational risk and strategic risk. The risk inventory provides a comprehensive view of our vulnerabilities capturing current and emerging risks from management's view, granular risks relevant to business units and emerging risks associated with new initiatives.
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
The design and administration of our compensation programs provide incentives that seek to appropriately balance risk and financial results in a manner that does not incentivize employees to take imprudent risks, is compatible with effective controls and enterprise-wide risk management, and is supported by strong corporate governance, including oversight by our Board of Directors and the Compensation and Leadership Development Committee of our Board of Directors.
Risk Appetite and Strategic Limit Structure
Risk appetite is defined as the aggregate level in the type of risks we are willing to accept or avoid in order to achieve our strategic objectives. Risk appetite expressions are consistent with the Company's aspirations, mission statement and core values, and also serve as tools to preclude business activities that could have a negative impact on our reputation.
Our risk appetite statement consists of both quantitative limits and qualitative expressions under baseline and stress scenarios to recognize a range of possible outcomes and set boundaries for proactive management of risks. Baseline scenario limits focus on achieving growth and earnings objectives, while the stress scenario limits focus on maintaining capital and franchise resiliency under stress conditions featuring combined impacts of macroeconomic and idiosyncratic shocks. These limits and expressions are revised at least annually or as warranted by changes in business strategy, risk profile and external environment.
Management and our CRM department monitor approved limits and escalation triggers to ensure that the business is operating within the approved risk appetite. Risk limits are monitored and reported on to various risk sub-committees, the Risk Committee and our Board of Directors, as appropriate. Through ongoing monitoring of risk exposures, management seeks to be able to identify appropriate risk response and mitigation strategies in order to react dynamically to changing conditions.
Capital Planning
Risk exposures identified through the risk identification process across risk categories and risk types are consolidated to create a comprehensive risk inventory. This inventory is leveraged by a number of processes within the Company including stress scenario design, capital planning, risk appetite setting and risk modeling. The risk inventory is reviewed and approved at least annually by the Capital Planning Committee along with the Risk Committee and sub-

committees to ensure transparency and comprehensive coverage of risk exposures. Our capital planning and management framework encompasses forecasting capital levels, establishing capital targets, monitoring capital adequacy against targets, maintaining appropriate contingency capital plans and identifying strategic options to deploy excess capital.
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
We operate two banking subsidiaries, each of which is in the United States. Discover Bank, our main banking subsidiary, offers credit card loans, student loans, personal loans and home equity loans as well as certificates of deposit, savings and checking accounts and other types of deposit accounts. Discover Bank is chartered and regulated by the Office of the Delaware State Bank Commissioner (the "Delaware Commissioner"), and is also regulated by the FDIC, which insures its deposits up to applicable limits and serves as the bank's primary federal banking regulator. Our other bank, Bank of New Castle, is also chartered and regulated by the Delaware Commissioner and insured and regulated by the FDIC.
Bank Holding Company Regulation
Permissible activities for a bank holding company include owning a bank as well as those activities that are so closely related to banking as to be a proper incident thereto, such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a bank holding company if conducted for or on behalf of the bank holding company or any of its affiliates. Impermissible activities for bank holding companies include activities that are related to commerce such as retail sales of nonfinancial products.
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
The Dodd-Frank Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms. Bank holding companies with $50 billion or more in total consolidated assets, including Discover, are considered systemically significant under the Dodd-Frank Act and are subject to heightened prudential standards established by the Federal Reserve. Regulatory developments, findings and ratings could negatively impact our business strategies or require us to: limit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see "— Acquisitions and Investments." See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover. Regulatory developments could also impact our strategies, the value of our assets, or otherwise adversely affect our businesses. For more information regarding the regulatory environment and developments under the Dodd-Frank Act, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments" and “Risk Factors."
Capital, Dividends and Share Repurchases
We, Discover Bank and Bank of New Castle are subject to capital adequacy guidelines adopted by federal banking regulators, which include maintaining minimum capital and leverage ratios for capital adequacy and higher ratios to be deemed "well-capitalized." We and our subsidiary banks are each required to maintain Tier 1 and total capital equal to at least 6% and 8% of our total risk-weighted assets, respectively. We and our subsidiary banks are also required to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 4% and a common equity Tier 1 capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%. Further, under the Federal Reserve's annual capital plan requirements, Discover Financial Services is required to demonstrate that under stress scenarios we will maintain each of the minimum capital ratios on a pro-forma basis throughout the nine month planning horizon.
In addition to the supervisory minimum levels of capital described above, Federal Reserve and FDIC rules applicable to Discover Financial Services and its subsidiary banks, respectively, require maintenance of the following minimum capital ratios to be considered "well-capitalized": (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. At December 31, 2015, Discover Financial Services met all requirements to be deemed "well-capitalized". For related information regarding our bank subsidiaries see "—FDIA" below.
There are various federal and state law limitations on the extent to which our banking subsidiaries can provide funds to us through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, affiliate transaction limits and general federal and state regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as our banking subsidiaries, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. For more information, see "— FDIA" below.
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over the nine quarter planning horizon. In January 2015, we submitted our annual capital plan to the Federal Reserve under the Federal Reserve’s Comprehensive Capital Analysis and Review, or CCAR, program, which included planned dividends and share repurchases over the nine quarter planning horizon. In March 2015, we received non-objection from the Federal Reserve with respect to our proposed capital actions through June 30, 2016. In April 2016, we will be submitting our annual capital plan to the Federal Reserve under the Federal Reserve’s CCAR program, which includes planned dividends and share repurchases over the nine quarter planning horizon. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, is subject to the Federal Reserve's review and non-objection of the actions that we proposed in our annual capital plan. In addition, Discover Financial Services is required to publish company-run stress tests results twice each year in accordance with Federal Reserve rules and Discover Bank is required to publish company-run stress test results under FDIC rules.
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
FDIA
The FDIA imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At December 31, 2015, Discover Bank and Bank of New Castle met all applicable requirements to be deemed "well-capitalized."

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
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank's normal market area or nationally (depending upon where the deposits are solicited), unless it is "well-capitalized," or it is "adequately capitalized" and receives a waiver from the FDIC. A bank that is less than "well capitalized" is generally prohibited from paying an interest rate on deposits in excess of 75 basis points over the national market average. There are no such restrictions under the FDIA on a bank that is "well-capitalized." As of December 31, 2015, Discover Bank and Bank of New Castle each met the FDIC's definition of a "well-capitalized" institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity. For more information, see “Risk Factors — Credit, Market and Liquidity Risk — An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.”
The FDIA also affords FDIC insured depository institutions, such as Discover Bank and Bank of New Castle, the ability to "export" interest rates permitted under the laws of the state where the bank is located. Discover Bank and Bank of New Castle are both located in Delaware and, therefore, charge interest on loans to out-of-state borrowers at rates permitted under Delaware law, regardless of the usury limitations imposed by the state laws of the borrower's residence. Delaware law does not limit the amount of interest that may be charged on loans of the type offered by Discover Bank or Bank of New Castle. This flexibility facilitates the current nationwide lending activities of Discover Bank and Bank of New Castle.
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
Acquisitions and Investments
Since we are a bank holding company, and Discover Bank and Bank of New Castle are insured depository institutions, we are subject to banking laws and regulations that limit the types of acquisitions and investments that we can make. In addition, certain permitted acquisitions and investments that we seek to make are subject to the prior review and approval of our banking regulators, including the Federal Reserve and FDIC. Our banking regulators have broad discretion on whether to approve proposed acquisitions and investments. In deciding whether to approve a proposed acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, and our future prospects, including current and projected capital ratios and levels; the competence, experience, and integrity of our management and our record of compliance with laws and regulations; the convenience and needs of the communities to be served, including our record of compliance under the Community Reinvestment Act; and our effectiveness in combating money laundering. Therefore, results of supervisory activities of the banking regulators, including examination results and ratings, can impact whether regulators approve proposed acquisitions and investments. Supervisory actions related to anti-money laundering and related laws and regulations will limit for a period of time our ability to enter into certain types of acquisitions and make certain types of investments. For more information on recent matters affecting Discover, see Note 20: Litigation and Regulatory Matters to our consolidated financial statements. For information on the challenging regulatory environment, see "Risk Factors."
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
State and, in some cases, local laws also may regulate in these areas, as well as in the areas of collection practices, and may provide other additional consumer protections. Moreover, our U.S. subsidiaries are subject to the Servicemembers Civil Relief Act (the "SCRA") as well as the Military Lending Act (the "MLA"), which protects persons called to active military service and their dependents from undue hardship resulting from their military service. The SCRA applies to all debts incurred prior to the commencement of active duty (including credit card and other open-end debt) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability. The MLA applies to several of our financial products, including credit cards, private student loans and personal loans. Among other requirements, it imposes an interest rate cap for loans made to active duty servicemembers and their dependents, requires additional disclosures, and prohibits Discover from requiring MLA protected consumers to submit disputes to arbitration. Our student loan and personal loan products must comply with these new requirements by October 3, 2016 while credit card products must comply by October 3, 2017.
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
We are subject to additional laws and regulations affecting mortgage lenders. Federal, state and, in some instances, local laws apply to mortgage lending activities. These laws generally regulate the manner in which mortgage lending and lending-related activities are conducted, including advertising and other consumer disclosures, payments for services and recordkeeping requirements. These laws include the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and various state laws. The CFPB has indicated that the mortgage industry is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including the steering of consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB has published several final rules impacting the mortgage industry. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services — Mortgage Lending.”

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
Money Laundering & Terrorist Financing Prevention Program
We maintain an enterprise-wide program designed to comply with all applicable anti-money laundering and anti-terrorism laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act of 2001. This program includes policies, procedures, training and other internal controls designed to mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. The program is coordinated by a compliance officer and undergoes an annual independent audit to assess its effectiveness. Our program is typically reviewed on an annual basis by federal banking regulators. In May 2015 Discover Financial Services entered into a written agreement with the Federal Reserve Bank of Chicago to resolve matters related to the Federal Reserve’s examination of Discover Financial Services’ anti-money laundering and related compliance programs. Discover Financial Services agreed to, among other things, enhance its anti-money laundering and related compliance programs. This agreement follows the Consent Order that Discover Bank entered into in June 2014 with the FDIC to resolve matters related to the FDIC’s examination of Discover Bank’s anti-money laundering and related compliance programs. In the Consent Order, Discover Bank agreed to, among other things, enhance its anti-money laundering and related compliance programs. See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information. For additional information regarding bank regulatory limitations on acquisitions and investments, see "— Acquisitions and Investments."
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

Executive Officers of the Registrant
Set forth below is information concerning our executive officers, each of whom is a member of our Executive Committee.

Name	Age	Position

David W. Nelms	55	Chairman and Chief Executive Officer

Roger C. Hochschild	51	President and Chief Operating Officer

R. Mark Graf	51	Executive Vice President, Chief Financial Officer

Kathryn McNamara Corley	56	Executive Vice President, General Counsel and Secretary

Steven E. Cunningham	46	Executive Vice President, Chief Risk Officer

Julie A. Loeger	52	Executive Vice President, Chief Marketing Officer

Carlos M. Minetti	53	Executive Vice President, President of Consumer Banking

Diane E. Offereins	58	Executive Vice President, President - Payment Services

James V. Panzarino	63	Executive Vice President, President - Credit and Card Operations

R. Douglas Rose	47	Senior Vice President and Chief Human Resources Officer

Glenn P. Schneider	54	Executive Vice President and Chief Information Officer

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
R. Mark Graf is our Executive Vice President, Chief Financial Officer. He has held this role since April 2011. He was also Chief Accounting Officer until December 2012. Prior to joining us, Mr. Graf was an investment advisor with Aquiline Capital Partners, a private equity firm specializing in investments in the financial services industry. From 2006 to 2008, Mr. Graf was a partner at Barrett Ellman Stoddard Capital. Mr. Graf was Executive Vice President and Chief Financial Officer for Fifth Third Bank from 2004 to 2006, after having served as its Treasurer from 2001 to 2004. He holds a Bachelor's degree in Economics from the Wharton School of the University of Pennsylvania.
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
Steven E. Cunningham is our Executive Vice President, Chief Risk Officer. He has held this role since December 2015. In his role, he is also responsible for the Comprehensive Capital Analysis and Review and Resolution Planning program offices. Previously, he served as Senior Vice President, Chief Risk Officer (2013 to 2015) and Senior Vice President and Treasurer (2010 to 2013). Prior to joining us, Mr. Cunningham was the Chief Financial Officer for Harley Davidson Financial Services from 2009 to 2010. From 2000 to 2009, he served in several financial and treasury roles with Capital One Financial, including Chief Financial Officer of its banking and auto finance segments. From 1991 to 2000, Mr. Cunningham held numerous roles with the FDIC in the Atlanta and Washington, D.C. offices. He holds a Bachelor's degree in Finance from the University of Alabama and a M.B.A. from The George Washington University.
Julie A. Loeger is our Executive Vice President, Chief Marketing Officer. She has held this role since December 2015. From April 2015 to December 2015, she served as Senior Vice President, Chief Marketing Officer. Ms. Loeger

joined Discover in 1991 and has held leadership positions in many areas, including Rewards, Portfolio Marketing, Acquisition, Brand Management and Product Development. Prior to joining Discover, she held various marketing positions at Anheuser Busch, Inc. She holds a Bachelor’s of Business Administration degree in Finance from The University of Texas at San Antonio, an M.B.A. from Loyola University Chicago and attended the executive program at The Amos Tuck School at Dartmouth College.
Carlos M. Minetti is our Executive Vice President, President of Consumer Banking. He has held this role since February 2014. Previously, he served as Executive Vice President, President - Consumer Banking and Operations (2010 to 2014), Executive Vice President, Cardmember Services and Consumer Banking (2007 to 2010), and Executive Vice President for Cardmember Services, and Chief Risk Officer (2001 to 2007). Prior to joining us, Mr. Minetti worked in card operations and risk management for American Express from 1987 to 2000, most recently as Senior Vice President. Mr. Minetti holds a Bachelor's degree in Industrial Engineering from Texas A & M University and an M.B.A. from the University of Chicago.
Diane E. Offereins is our Executive Vice President, President - Payment Services. She has held this role since April 2010. Previously, she served as Executive Vice President, Payment Services (2008 to 2010) and Executive Vice President and Chief Technology Officer (1998 to 2010). In 2006, she assumed leadership of the PULSE network. Prior to joining us, Ms. Offereins worked at MBNA America Bank from 1993 to 1998, most recently as Senior Executive Vice President. Ms. Offereins holds a Bachelor's degree in Accounting from Loyola University New Orleans.
James V. Panzarino is our Executive Vice President, President - Credit and Card Operations. He has held this role since December 2014. Previously, he served as Executive Vice President and Chief Credit and Card Operations Officer (2014), Executive Vice President and Chief Credit Risk Officer (2009 to 2013), Senior Vice President and Chief Credit Risk Officer (2006 to 2009), and Senior Vice President, Cardmember Assistance (2003 to 2006). Prior to joining us, Mr. Panzarino was Vice President of External Collections and Recovery at American Express from 1998 to 2002. Mr. Panzarino holds a Bachelor's degree in Business Management and Communication from Adelphi University.
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
As a provider of consumer financial services, our business, results of operations and financial condition are subject to the United States and global economic environment. Although the economy has continued to improve generally with respect to employment and housing market conditions, the improvement has not been at a rapid pace. A customer's ability and willingness to repay us can be negatively impacted by economic conditions and other payment obligations. We are continuing to experience a period of historical lows in our delinquency and charge-off rates and we expect that these rates will be increasing over time. The over 30 days delinquency rate for total loan receivables was 1.67% at December 31, 2015, up from 1.66% at December 31, 2014. The full-year net charge-off rate for total loan receivables was 2.01% for the year ended December 31, 2015, down from 2.04% for the year ended December 31, 2014.

Economic conditions also can reduce the usage of credit cards in general and the average purchase amount of transactions industry-wide, including our cards, which reduces interest income and transaction fees. We rely heavily on interest income from our credit card business to generate earnings. Our interest income from credit card loans was $6.6 billion for the year ended December 31, 2015, which was 76% of net revenues (defined as net interest income plus other income), compared to $6.4 billion for the year ended December 31, 2014, which was 75% of net revenues. Economic conditions combined with a competitive marketplace have resulted and could continue to result in slow loan growth, resulting in reduced revenue from our core direct banking business.
Financial regulatory developments have and will continue to significantly impact the environment for the financial services industry, which could adversely impact our business, results of operations and financial condition.
The Dodd-Frank Act contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act regulates financial firms, including Discover, through a variety of measures, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. Federal banking regulators have issued and continue to propose new regulations and supervisory guidance under the Dodd-Frank Act and otherwise, and have been increasing their examination and enforcement activities. We expect regulators to continue addressing concerns through public enforcement actions against financial institutions or non-public supervisory actions or findings.

The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including the supervisory priorities and actions of the Federal Reserve, the FDIC and the CFPB, the actions of our competitors and other marketplace participants, and the behavior of consumers. Regulatory developments, findings and ratings have and could continue to negatively impact our business strategies or require us to: limit, exit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For example, the Federal Reserve and the FDIC enforcement actions related to our anti-money laundering program have caused us to change our processes and incur significant expenses. For additional information regarding bank regulatory limitations on acquisitions and investments, see "Business — Supervision and Regulation — Acquisitions and Investments." See also Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover. Regulatory developments could also impact our strategies, the value of our assets, or otherwise adversely affect our businesses.

Compliance expectations and expenditures have increased significantly for Discover and other financial services firms, and we expect them to continue to increase as regulators remain focused on controls and operational processes and we introduce new products or enter into new business arrangements. We may face additional compliance and regulatory risk to the extent that we enter into new business arrangements with third-party service providers, alternative payment providers or other industry participants. The additional expense, time and resources needed to comply with ongoing regulatory requirements may adversely impact our business and results of operations.

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
The consumer financial services business is highly competitive. We compete with other consumer financial services providers, including non-traditional providers such as financial technology firms, on the basis of a number of factors, including brand, reputation, customer service, product offerings, incentives, pricing and other terms. Competition in credit cards is also based on merchant acceptance and the value provided to the customer by rewards programs. Many credit card issuers have instituted rewards programs that are similar to ours, and, in some cases, are more attractive to customers than our programs. These competitive factors affect our ability to attract and retain customers, increase usage of our products and maximize the revenue generated by our products. In addition, because most domestically-issued credit cards, other than those issued by American Express, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant position and marketing and pricing power of Visa and MasterCard. The competitive marketplace, combined with slow economic growth, has resulted and could continue to result in slower loan growth, resulting in reduced revenue from our core direct banking business. If we are unable to compete successfully, or if competing successfully requires us to take aggressive actions in response to competitors' actions, our financial condition, cash flows and results of operations could be materially adversely affected.
We incur considerable expenses in competing with other consumer financial services providers, and many of our competitors have greater financial resources than we do, which may place us at a competitive disadvantage and negatively affect our financial results.
We incur considerable expenses in competing with other consumer financial services providers to attract and retain customers and increase usage of our products. A substantial portion of these expenses relates to marketing expenditures and rewards programs. We incurred expenses of $745 million and $735 million for marketing and business development for the years ended December 31, 2015 and 2014, respectively. Rewards costs, including the 2014 charge for eliminating estimated forfeitures, amounted to $1.3 billion and $1.4 billion for the years ended December 31, 2015 and 2014, respectively. Our consumer financial services products compete primarily on the basis of pricing, terms and service. Because of the highly competitive nature of the credit card-issuing business, a primary method of competition among credit card issuers, including us, has been to offer rewards programs, low introductory interest rates, attractive standard purchase rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card.
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
Our expenses directly affect our earnings results. Many factors can influence the amount of our expenses, as well as how quickly they may increase. Our ongoing investments in infrastructure, which may be necessary to maintain a competitive business, integrate newly-acquired businesses, and establish scalable operations, increase our expenses. In addition, as our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases, structural reorganization, compliance with new laws or regulations or the acquisition of new businesses. If we are unable to successfully manage our expenses, our financial results will be negatively affected.
We face competition from other operators of payment networks and alternative payment providers, and we may not be able to compete effectively, which could result in reduced transaction volume, limited merchant acceptance of our cards, limited issuance of cards on our networks by third parties and materially reduced earnings from our payment services business.
We face substantial and increasingly intense competition in the payments industry, both from traditional players and new, emerging alternative payment providers. For example, we compete with other payment networks to attract network partners to issue credit and debit cards and other card products on the Discover, PULSE and Diners Club networks. Competition with other operators of payment networks is generally based on issuer fees, fees paid to networks (including switch fees), merchant acceptance, network functionality and other economic terms. Competition is also based on customer perception of service quality, brand image, reputation and market share. Further, we are facing increased competition from alternative payment providers, who may create innovative network or other arrangements with our primary competitors or other industry participants, which could adversely impact our costs, transaction volume and ability to grow our business.
Many of our competitors are well established, larger than we are and/or have greater financial resources or scale than we do. These competitors have provided financial incentives to card issuers, such as large cash signing bonuses for new programs, funding for and sponsorship of marketing programs and other bonuses. Visa and MasterCard each enjoy greater merchant acceptance and broader global brand recognition than we do. Although we have made progress in merchant acceptance, we have not achieved global market parity with Visa and MasterCard. In addition, Visa and MasterCard have entered into long-term arrangements with many financial institutions that may have the effect of discouraging those institutions from issuing cards on the Discover Network or issuing debit cards on the PULSE network. Some of these arrangements are exclusive, or nearly exclusive, which further limits our ability to conduct material amounts of business with these institutions. If we are unable to remain competitive on issuer fees and other incentives, we may be unable to offer adequate pricing to network partners while maintaining sufficient net revenues.
We also face competition as merchants put pressure on transaction fees. Increasing merchant fees or acquirer fees could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Network and may cause merchant acceptance to decrease. This, in turn, could adversely affect our ability to attract network partners and our ability to maintain or grow revenues from our proprietary network. In addition, competitors' settlements with merchants and related actions, including pricing pressures and/or surcharging, could negatively impact our business practices. In response to the Dodd-Frank Act, competitor actions related to the structure of merchant and acquirer fees and merchant and acquirer transaction routing strategies have adversely affected and are expected to continue to adversely affect our PULSE network's business practices, network transaction volume, revenue and prospects for future growth, and entry into new product markets. Visa has entered into arrangements with some merchants and acquirers that has, and is expected to continue to have, the effect of discouraging those merchants and acquirers from routing debit transactions to PULSE. In addition, the Dodd-Frank Act's network participation requirements and competitor actions negatively impact PULSE’s ability to enter into exclusivity arrangements, which affects PULSE’s business practices and may materially adversely affect its network transaction volume and revenue. PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns, which will significantly impact expenses for the payment services segment. PULSE’s transaction processing revenue was $159 million and $182 million for the years ended December 31, 2015 and 2014, respectively.
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
In addition, if we are unable to maintain sufficient network functionality to be competitive with other networks, or if our competitors develop better data security solutions or more innovative products and services than we do, our ability to retain and attract network partners and maintain or increase the revenues generated by our proprietary card-issuing business or our PULSE business may be materially adversely affected. Additionally, competitors may develop data security solutions which, as a consequence of the competitors' market power, we may be forced to use. As a result, those competitors could subject us to adverse restrictions and our business may be adversely affected.
Our business depends upon relationships with issuers, merchant acquirers and licensees, which are generally financial institutions. The economic and regulatory environment and increased consolidation in the financial services industry decrease our opportunities for new business and may result in the termination of existing business relationships if a business partner is acquired or goes out of business. In addition, as a result of this environment, financial institutions may have decreased interest in engaging in new card issuance opportunities or expanding existing card issuance relationships, which would inhibit our ability to grow our payment services business. We continue to face substantial and intense competition in the payments industry, which impacts our revenue margins, transaction volume and business strategies. Transaction processing volume on the Pulse network continued to decline in 2015. The loss of this volume significantly impacts our payment services volume and profits, but does not significantly impact our overall profitability.
If we are unsuccessful in maintaining our international network business and achieving meaningful global card acceptance, we may be unable to grow our international network business.
We continue to make progress toward, but have not completed, achieving global card acceptance across the Diners Club network, the Discover Network and PULSE since we acquired the Diners Club network and related assets in 2008. This would allow Discover customers to use their cards at merchant and ATM locations that accept Diners Club cards around the world and would allow Diners Club customers to use their cards on the Discover Network in North America and on the PULSE network both domestically and internationally.
Our international network business depends upon the cooperation, support and continuous operation of the network licensees that issue Diners Club cards and that maintain a merchant acceptance network. As is the case for other card payment networks, our Diners Club network does not issue cards or determine the terms and conditions of cards issued by the network licensees. If we are unable to continue our relationships with network licensees or if the network licensees are unable to continue their relationships with merchants, our ability to maintain or increase revenues and to remain competitive would be adversely affected due to the potential deterioration in customer relationships and related demand that could result. Further, Citigroup continues to own and operate network licensees generating a portion of Diners Club network sales volume. If one or more licensees were to experience a significant impairment of their business or were to cease doing business for economic, regulatory or other reasons, we would face the adverse effects of business interruption in a particular market, including loss of volume, acceptance and revenue, and exposure to potential reputational risk. Such conditions resulted in our acquisition of Diners Club Italy and financial assistance to our Slovenian licensee. If similar conditions arise in the future, we may deploy resources and incur expenses in order to sustain network acceptance. Additionally, interruption of network licensee relationships could have an adverse effect on the acceptance of Discover cards when they are used on the Diners Club network outside of North America.
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
Our private student loan portfolio has grown from $1.0 billion at November 30, 2010 to $8.8 billion at December 31, 2015. The long-term success of our student loan strategy depends upon our ability to manage the credit risk, pricing, funding, operations and expenses of a larger student loan portfolio, as well as grow student loan originations. Our student loan strategy is also impacted by external factors such as the overall economic environment, a challenging regulatory environment for private student loans and a competitive marketplace. For more information on the regulatory environment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services — Private Student Loans" and Note 20: Litigation and Regulatory Matters to our consolidated financial statements. Slow economic recovery combined with government and regulatory focus on higher education costs, student lending and competitive factors, such as the need to offer fixed interest rates and competition from non-traditional lenders such as financial technology firms, may present challenges to managing and growing our private student loan business in the future, and could cause us to restructure our private student loan product in ways that we may not currently anticipate. In addition, changes that adversely affect the private student loan market generally may negatively impact the profitability and growth of our student loan portfolio.
We may experience unanticipated losses as a result of mortgage loan repurchase and indemnification obligations under agreements with secondary market purchasers.
While we closed our mortgage origination business, Discover Home Loans, in 2015, we may be required to repurchase mortgage loans originated by Discover Home Loans that have been sold to secondary market purchasers in the event there are breaches of certain representations and warranties contained within the sales agreements, such as improper underwriting, fraud, or other origination defects. We also may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, and the amount of such losses could exceed the repurchase amount of the related loans. We would need to find alternative purchasers for, or arrange with a third party to service, any loans that we are required to repurchase.

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
To the extent we pay the purchase price of any strategic acquisition of or investment in cash, it may have an adverse effect on our financial condition; similarly, if the purchase price is paid with our stock, it may be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment or settlement of those liabilities may have an adverse effect on our financial condition.
We may not be able to successfully integrate the personnel, operations, businesses, products, or technologies of an acquisition or investment. Integration may be particularly challenging if we enter into a line of business in which we have limited experience and the business operates in a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business. The integration of any acquisition or investment may divert management's time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Acquisition and Investments also may not perform to our expectations for various reasons, including the loss of key personnel, customers or vendors. If we fail to integrate acquisitions or investments or realize the expected benefits, we may lose the return on these acquisitions or investments or incur additional transaction costs, and our business, reputation and financial condition may be harmed as a result.

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
Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by economic conditions that may be difficult to predict. At December 31, 2015 and 2014, $684 million, or 0.94%, and $660 million, or 0.94%, of our loan receivables were non-performing (defined as loans over 90 days delinquent and accruing interest plus loans not accruing interest). We are continuing to experience a period of historical lows in our delinquency and charge-off rates and we expect that these rates will be increasing over time. There can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels, or that our allowance for loan losses will be sufficient to cover actual losses.
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
We continue to expand our marketing of our personal loan, private student loan and home equity loan products. A customer's ability and willingness to repay personal loans, private student loans and home equity loans may be more significantly impacted than other consumer loans by other debts or increases in their payment obligations to other lenders and by restricted availability of credit to consumers generally. There can be no assurance that we will be able to grow these products in accordance with our strategies, manage our credit and other risks associated with these products, or generate sufficient revenue to cover our expenses in these markets. Our failure to manage our credit and other risks may materially adversely affect our profitability and our ability to grow these products, limiting our ability to further diversify our business.
Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially adversely impact our business operations and overall financial condition.
We must effectively manage the liquidity risk to which we are exposed. We require liquidity in order to meet cash requirements such as day-to-day operating expenses, extensions of credit on our consumer loans and required payments of principal and interest on our borrowings. Our primary sources of liquidity and funding are payments on our loan receivables, deposits, and proceeds from securitization transactions and securities offerings. We may maintain too much liquidity, which can be costly and limit financial flexibility, or we may be too illiquid, which could result in financial distress during a liquidity stress event. Our liquidity portfolio had a balance of approximately $12.1 billion as of December 31, 2015, compared to $10.8 billion as of December 31, 2014. Our total contingent liquidity sources as of December 31, 2015 amounted to $42.8 billion (consisting of $12.1 billion in our liquidity portfolio, $23.9 billion in incremental Federal Reserve discount window capacity, and $6.8 billion of undrawn capacity in private securitizations), compared to $34.3 billion at December 31, 2014.
In the event that our current sources of liquidity do not satisfy our needs, we would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry, new regulatory restrictions and requirements, and our credit ratings. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the volatility experienced in the capital and credit markets during the financial crisis of 2007, may limit our ability-to-repay or replace maturing liabilities in a timely manner. As such, we may be forced to delay raising funding or be forced to issue or raise funding at undesirable terms and/or costs, which could decrease profitability and significantly reduce financial flexibility. Regulations such as the liquidity coverage ratio, which requires firms to hold a minimum level of high- quality assets, may increase the cost of funding and impact funding availability and are described more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments." Further, in disorderly financial markets or for other reasons, it may be difficult or impossible to liquidate some of our investments to meet our liquidity needs.
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
We obtain deposits from consumers either directly or through affinity relationships and through third-party securities brokerage firms that offer our deposits to their customers. We had $30.9 billion in deposits acquired directly or through affinity relationships and $16.7 billion in deposits originated through securities brokerage firms as of December 31, 2015, compared to $28.8 billion and $17.3 billion, respectively, as of December 31, 2014. Competition from other financial services firms that use deposit funding, the rates and services we offer on our deposit products, and our ability to maintain a high level of customer experience may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability (through funding costs) and our liquidity (through volumes raised). In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors, including factors beyond our control, such as: perceptions about our financial strength or quality of deposit servicing or online banking generally, which could reduce the number of consumers choosing to make deposits with us; third parties continuing or entering into affinity relationships with us; disruptions in technology services or the internet, generally; or third-party securities brokerage firms continuing to offer our deposit products.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiaries. The FDIA in certain circumstances prohibits insured banks, such as our subsidiary Discover Bank, from accepting brokered deposits (as defined in the FDIA) and applies other restrictions, such as a cap on interest rates we may pay. See “Business — Supervision and Regulation” and Note 18: Capital Adequacy to our consolidated financial statements for more information. While Discover Bank met the FDIC's definition of “well-capitalized” as of December 31, 2015, and has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that it will continue to meet this definition. Additionally, our regulators can adjust the requirements to be "well-capitalized" at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits.
If we are unable to securitize our receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
We use the securitization of credit card receivables, which involves the transfer of receivables to a trust and the issuance by the trust of beneficial interests to third-party investors, as a significant source of funding as well as for contingent liquidity. Our average level of credit card securitized borrowings from third parties was $15.7 billion and $15.1 billion for the years ended December 31, 2015 and 2014, respectively. Although the securitization market for credit cards has been re-established since the financial crisis, there can be no assurance that there will not be future disruptions in the market. Our ability to raise funding through the securitization market also depends, in part, on the credit ratings of the securities we issue from our securitization trusts. If we are not able to satisfy rating agency requirements to maintain the ratings of asset-backed securities issued by our trusts, it could limit our ability to access the securitization markets. Additional factors affecting the extent to which we may securitize our credit card receivables in the future include the overall credit quality of our receivables, the costs of securitizing our receivables, the demand for credit card asset-backed securities, and the legal, regulatory, accounting and tax requirements governing securitization transactions and asset-backed securities, generally. For example, in December 2014, the Basel Committee on Banking Supervision published a revised securitization framework for banks’ calculation of credit risk capital requirements for exposures to securitization transactions. These changes, which, according to the Basel publication, must be implemented by the beginning of 2018, could negatively impact the pricing and/or volume of our asset-backed securities issuances. A prolonged inability to securitize our credit card receivables, or an increase in the costs of such issuances, may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
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
We, along with Discover Bank, are regularly evaluated by the ratings agencies, and their ratings for our long-term debt and other securities, including asset-backed securities issued by our securitization trusts, are based on a number of factors that may change from time to time, including our financial strength as well as factors that may not be within our control. Factors that affect our unsecured credit ratings include, but are not limited to, the macroeconomic environment in which we operate and the credit ratings of the U.S. government, the credit quality and performance of our assets, the amount and quality of our capital, the level and stability of our earnings, and the structure and amount of our liquidity. In addition to these factors, the ratings of our asset-backed securities are also based on the quality of the underlying receivables and the credit enhancement structure of the trusts. Downgrades in our ratings or those of Discover Bank or our trusts could materially adversely affect our cost of funds, access to capital and funding, and overall financial condition. There can be no assurance that we will be able to maintain our current credit ratings or that our credit ratings will not be lowered or withdrawn.
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
Changes in interest rates cause our net interest income to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. External factors may cause interest rates to increase. Tighter Federal Reserve monetary policy and rising interest rates would increase the cost of borrowing for consumers, businesses and governments. Higher interest rates could negatively impact Discover’s customers as total debt service payments would increase, impede Discover’s ability to grow its consumer lending businesses, and increase the cost of our funding, which would put Discover at a disadvantage as compared to competitors that have less expensive funding sources.
Some of our consumer loan receivables bear interest at a fixed rate or do not earn interest, and we are not able to increase the rate on those loans to offset any higher cost of funds, which could materially reduce earnings. At the same time, our variable rate loan receivables, which are based on the prime rate, may not change at the same rate as our floating-rate borrowings or may be subject to a cap, subjecting us to basis risk. The majority of our floating-rate borrowings and interest rate derivatives are generally based on the one-month LIBOR rate. If the one-month LIBOR rate were to increase without a corresponding increase in the prime rate, our earnings would be negatively impacted. While the majority of our existing certificates of deposit bear interest at fixed rates that do not fluctuate with market benchmarks, we have used derivative instruments to hedge the fixed rates associated with some of these certificates of deposit. However, the costs of new deposits fluctuate with interest rates. Moreover, although certificates of deposit we issue directly to consumers are subject to early withdrawal penalties, these penalties may not fully mitigate early withdrawal behavior in a rising interest rate environment.
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
In the year ended December 31, 2015, we increased our quarterly common stock dividend to $0.28 per share and repurchased approximately 6% of our outstanding common stock under our share repurchase program. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our board of directors. The amount and size of any future dividends and share repurchases will depend upon the Federal Reserve's non-objection to our annual capital plan, and our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors as further described in "Business — Supervision and Regulation — Capital, Dividends and Share Repurchases." Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of our preferred stock in any dividend period, no dividend may be declared or paid on or set aside for payment on our common stock. Banking laws and regulations and our banking regulators may limit or prohibit our payment of dividends on or our repurchase of our stock at any time. There can be no assurance that we will declare and pay any dividends on or repurchase our stock in the future.
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
Operational and Other Risk
Our risk management framework and models for managing risks may not be effective in mitigating our risk of loss.
Our risk management framework seeks to identify and mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, manage, monitor and report the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk, compliance and legal risk, and strategic risk. We seek to monitor and control our risk exposure through a framework of policies, procedures, limits and reporting requirements.
Management of our risks in some cases depends upon the use of analytical and/or forecasting models. We use a variety of models to manage and inform decision-making with respect to customers, and for the measurement of risk including credit, market and operational risks and for our finance and treasury functions. Models used by Discover can vary in their complexity and are designed to identify, measure and mitigate risks at various levels such as loan-level, portfolio segments, entire portfolios and products. These models use a set of computational rules to generate numerical estimates of uncertain values to be used for assessment of price, financial forecasts, and estimates of credit, interest rate, market and operational risk. All models carry some level of uncertainty that introduces risks in the estimates.
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
Our technologies, systems, networks and software, and those of other financial institutions, have been and are likely to continue to be the target of increasingly frequent cyber-attacks, malicious code, computer viruses, denial of service attacks, phishing and social engineering, other remote access attacks, and physical attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure.
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

•
We rely on many third-party service providers and network participants, including merchants, and, as such, a security breach or cyber-attack affecting one of these third parties could impact us. For example, the financial services industry continues to see attacks against the environments where personal and identifiable information is handled. For additional information see the risk factor "— We rely on third parties to deliver services. If we face difficulties managing our relationships with third-party service providers, our revenue or results of operations could be materially adversely affected."

•	To access our products and services, our customers may use computers and mobile devices that are beyond our security control systems.
We are subject to increasingly more risk related to security systems as we increase acceptance of the Discover card internationally, expand our suite of online direct banking products, enhance our mobile payment technologies, acquire new or outsource some of our business operations, expand our internal usage of web-based products and applications, and otherwise attempt to keep pace with rapid technological changes in the financial services industry. Our efforts to mitigate this risk increase our expenses. While we continue to invest in our cybersecurity defenses, if our security systems or those of third parties are penetrated or circumvented such that the confidentiality, integrity and availability of information about us, our customers, transactions processed on our networks or third parties with which we do business is compromised, we could be subject to significant liability that may not be covered by insurance, including significant legal and financial exposure, actions by our regulators, damage to our reputation, or a loss of confidence in the security of our systems, products and services that could materially adversely affect our business. For additional information on risks in this area, see the risk factors below regarding fraudulent activity, the introduction of new products and services, the use of third parties for outsourcing, technology generally, and laws and regulations addressing consumer privacy and data use and security.
If we cannot remain organizationally effective, we will be unable to address the opportunities and challenges presented by our strategy and the increasingly dynamic and competitive economic and regulatory environment.
To remain organizationally effective, we must effectively empower, integrate and deploy our management and operational resources and incorporate global and local business, regulatory and consumer perspectives into our decisions and processes. In order to execute on our strategy to be the leading direct bank and payments partner, we must develop and implement innovative and efficient technology solutions and marketing initiatives while effectively managing legal, regulatory, compliance, security, operational and other risks as well as expenses. Examples include the implementation of a broader rollout of our checking product, the expansion of our new core banking platform beyond deposits, and a structure for a more competitive global network business. If we fail to develop and implement these solutions, we may be unable to expand quickly and the results of our expansion may be unsatisfactory. In addition, if we are unable to make decisions quickly, assess our opportunities and risks, execute our strategy, and implement new governance, managerial and organizational processes as needed in this increasingly dynamic and competitive economic and regulatory environment, our financial condition, results of operations, relationships with our business partners, banking regulators, customers and shareholders, and ultimately our prospects for achieving our long-term strategies, may be negatively impacted.
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
Discover card transaction volume was concentrated among our top 100 merchants in 2015, with our largest merchant accounting for approximately 7% of that transaction volume. Transaction volume on the PULSE network was also concentrated among the top 100 merchants in 2015, with our largest merchant accounting for approximately 14% of PULSE transaction volume. These merchants could seek to negotiate better pricing or other financial incentives by conditioning their continued participation in the Discover Network and/or PULSE network on a change in the terms of their economic participation. Loss of acceptance at our largest merchants would decrease transaction volume, negatively impact our brand, and could cause customer attrition. In addition, some of our merchants, primarily our remaining small and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.
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
Merchant acceptance and fees are critical to the success of both our card-issuing and payment processing businesses. Merchants are concerned with the fees charged by credit card and debit card networks. They seek to negotiate better pricing or other financial incentives as a condition of continued participation in the Discover Network and PULSE network. During the past few years, merchants and their trade groups have filed numerous lawsuits against Visa, MasterCard, American Express and their card-issuing banks, claiming that their practices toward merchants, including issuer fees, violate federal antitrust laws. There can be no assurance that they will not in the future bring legal proceedings against other credit card and debit card issuers and networks, including us. Merchants also may promote forms of payment with lower fees, such as ACH-based payments, or seek to impose surcharges at the point of sale for use of credit or debit cards. Merchant groups have also promoted federal and state legislation that would restrict issuer practices or enhance the ability of merchants, individually or collectively, to negotiate more favorable fees. The heightened focus by merchants on the fees charged by credit card and debit card networks, together with the Dodd-Frank Act and recent industry litigation, which would allow merchants to encourage customers to use other payment methods or cards and may increase merchant surcharging, could lead to reduced transactions on, or merchant acceptance of, Discover Network or PULSE network cards or reduced fees, any of which could adversely affect our business, financial condition and results of operations.
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
We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. The risk of fraud continues to increase for the financial services industry in general. We incurred fraud losses of $112 million and $113 million for the years ended December 31, 2015 and 2014, respectively. Credit and debit card fraud, identity theft and related crimes are prevalent and perpetrators are growing ever more sophisticated. Our resources and fraud prevention tools may be insufficient to accurately predict and prevent fraud. Additionally, our risk of fraud continues to increase as acceptance of the Discover card grows internationally and we expand our direct banking business and introduce new products and features. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High-profile fraudulent activity could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as mandatory card reissuance) and reputational and financial damage to our brands, which could negatively impact the use of our cards and networks and thereby have a material adverse effect on our business. Further, fraudulent activity may result in lower license fee revenue from our Diners Club licensees.
The financial services and payment services industries are rapidly evolving, and we may be unsuccessful in introducing new products or services on a large scale in response to these changes.
Technological changes continue to significantly impact the financial services and payment services industries, such as continuing development of technologies in the areas of smart cards, radio frequency and proximity payment devices, electronic wallets and mobile commerce, among others. For example, the industry migration to evolving security (referred to as “EMV”) standards in 2015 represented a fundamental change in how payment transactions are processed and how customers use their cards. There continue to be significant risks in migrating to EMV standards, including merchant acceptance and consumer adoption, which may have adverse implications for both our card-issuing and network businesses. For example, we may be unsuccessful in shifting certain types of fraud liability to merchants that do not comply with or adopt EMV standards. The increasingly competitive mobile, e-wallet and tokenization spaces are expected to bring risks and opportunities in 2016 to both our card-issuing and payments businesses.
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
As an issuer and merchant acquirer in the United States on the Discover Network, and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer's favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. For the years ended December 31, 2015 and 2014 losses related to merchant chargebacks were not material.
Our success is dependent, in part, upon our executive officers and other key employees. If we are unable to recruit, retain and motivate key officers and employees to manage our business well, our business could be materially adversely affected.
Our success depends, in large part, on our ability to retain, recruit and motivate key officers and employees to manage our business. Our senior management team has significant industry experience and would be difficult to replace. We believe we are in a critical period of competition in the financial services and payments industry. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel or it may be expensive to do so. We may be subject to restrictions under future legislation or regulation limiting executive compensation. For example, the federal banking agencies issued guidance on incentive compensation policies at banking organizations. These requirements could negatively impact our ability to compete with other companies in recruiting and retaining key personnel and could impact our ability to offer incentives that motivate our key personnel to perform. If we are unable to recruit, retain and motivate key personnel to manage our business well, our business could be materially adversely affected.
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
We must comply with an array of banking, consumer lending and payment services laws and regulations in all of the jurisdictions in which we operate as described more fully in “Business — Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments.” Regulatory developments, findings and ratings could negatively impact our business strategies or require us to: limit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see "Business — Supervision and Regulation — Acquisitions and Investments." See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover and the second risk factor in this section regarding the regulatory environment for the businesses in which we engage.
In addition, we are subject to inquiries and enforcement actions from state attorney general offices and regulation by the Federal Trade Commission, state banking regulators and the U.S. Department of Justice, as well as the SEC and New York Stock Exchange in our capacity as a public company. We also are subject to the requirements of entities that set and interpret the accounting standards (such as the FASB, the SEC, banking regulators and our independent registered public accounting firm) who may add new requirements or change their interpretations on how standards should be applied. A specific example of this is the proposed accounting standards update related to calculation of loan loss reserves. In December 2012, the FASB issued an exposure draft containing a current expected credit loss ("CECL") model for lenders and financial institutions to evaluate impairment of loans and financial instruments. The model as currently proposed requires evaluation of impairment based on an estimate of life of loan losses whereas rules currently in effect require utilization of an incurred loss model. The FASB is continuing to deliberate and refine the CECL model based on feedback received and a final standard is expected to be issued in 2016. While we continue to evaluate the model and provisions in the exposure draft and both are subject to change, this and other guidance not yet issued could potentially materially impact how we record and report our financial condition and results of operations, or could have an impact on regulatory capital.
Failure to comply with laws, regulations and standards could lead to adverse consequences such as financial, structural, reputational and operational penalties, including receivership, litigation exposure and fines (as described further below). Failure to comply with anti-corruption and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. Specifically, we are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act and other laws, that prohibit the making or offering of improper payments. Legislative, regulatory and tax code changes could impact the profitability of our business activities, require us to limit or change our business practices or our product offerings, or expose us to additional costs (including increased compliance costs). Significant changes in laws and regulations may have a more adverse effect on our results of operations than on the results of our larger, more diversified competitors.

Current and proposed laws and regulations addressing consumer privacy and data use and security could affect the competitiveness of our products and increase our costs.
Legal or regulatory pronouncements relating to consumer privacy, data use and security affect our business. We are subject to a number of laws concerning consumer privacy and data use and security. Due to recent consumer data compromise events in the United States, which resulted in unauthorized access to payment card data of millions of customers, these areas have become a focus of the executive administration, Congress, state legislators and banking regulators. Developments in this area, such as new laws, regulations, regulatory guidance or enforcement actions, could result in new or different requirements on Discover and other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. See the discussion on recent security developments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Payment Networks” for more information. In addition, failure to comply with the privacy and data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.
Litigation and regulatory actions could subject us to significant fines, penalties and/or requirements resulting in increased expenses.
Businesses in the consumer banking and payment services industries have historically been subject to significant legal actions, including class action lawsuits and commercial, shareholder and patent litigation. Many of these actions have included claims for substantial compensatory, statutory or punitive damages. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to consumer class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers, and may cause us, to discontinue their use. There have been bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses in some or all consumer banking products. Also, the Dodd-Frank Act authorized the CFPB to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. On March 10, 2015, the CFPB released its report to Congress on pre-dispute arbitration as required by the Dodd-Frank Act. On October 7, 2015, the CFPB published a potential rulemaking on arbitration agreements that would (i) effectively ban providers of consumer financial services from using arbitration clauses to prevent class action cases and (ii) require records of all other arbitrations to be provided to the CFPB for potential publication on its website. The timing and provisions of any final rule are uncertain at this time. Further, we are involved in pending legal actions challenging the use of our arbitration clause. In addition, we have been and may again be involved in various actions or proceedings brought by governmental regulatory and enforcement agencies, which could harm our reputation, require us to change our business activities and product offerings, or subject us to significant fines, penalties, customer restitution or other requirements, resulting in increased expenses. For example, complying with our agreements with the Federal Reserve and the FDIC consent order related to our anti-money laundering program have caused us to incur significant expenses. See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information on current matters affecting Discover.
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

•	the actions and initiatives of current and potential competitors;

•	our ability to manage our expenses;

•	our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants;

•	our ability to sustain and grow our private student loan, personal loan and home equity loan products;

•	losses as a result of mortgage loan repurchase and indemnification obligations to secondary market purchasers;

•	difficulty obtaining regulatory approval for, financing, closing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies;

•	our ability to manage our credit risk, market risk, liquidity risk, operational risk, compliance and legal risk, and strategic risk;

•	the availability and cost of funding and capital;

•	access to deposit, securitization, equity, debt and credit markets;

•	the impact of rating agency actions;

•	the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices;

•	losses in our investment portfolio;

•	limits on our ability to pay dividends and repurchase our common stock;

•	limits on our ability to receive payments from our subsidiaries;

•	fraudulent activities or material security breaches of key systems;

•	our ability to remain organizationally effective;

•	our ability to increase or sustain Discover card usage or attract new customers;

•	our ability to maintain relationships with merchants;

•	the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events;

•	our ability to introduce new products or services;

•	our ability to manage our relationships with third-party vendors;

•	our ability to maintain current technology and integrate new and acquired systems;

•	our ability to collect amounts for disputed transactions from merchants and merchant acquirers;

•	our ability to attract and retain employees;

•	our ability to protect our reputation and our intellectual property; and

•	new lawsuits, investigations or similar matters or unanticipated developments related to current matters.
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
We have eight principal properties located in seven states in the United States. As of January 31, 2016, we owned four principal properties, which included our corporate headquarters, two call centers and a processing center, and we leased four principal properties, which included two call centers, our PULSE headquarters and a Student Loan Corporation office. The call centers, processing center and Student Loan Corporation offices largely support our Direct Banking segment; the PULSE headquarters is used by our Payment Services segment; and our corporate headquarters is used by both our Direct Banking and Payment Services segments. Each of our call centers and our processing center are operating at and being utilized to a reasonable capacity. We believe our principal facilities are both suitable and adequate to meet our current and projected needs. We also have eight leased offices located outside the United States, six of which are used to support our Diners Club operations, part of our Payment Services segment, and two leased offices in China that support our Direct Banking segment.

Item 3.	Legal Proceedings
For a description of legal proceedings, see Note 20: Litigation and Regulatory Matters to our consolidated financial statements.

Item 4.	Mine Safety Disclosures
None.

Part II.

Part II | Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Prices and Dividends
Our common stock is traded on the New York Stock Exchange ("NYSE") (ticker symbol DFS). The approximate number of record holders of our common stock as of February 19, 2016 was 55,767.
       The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by the NYSE and the cash dividends we declared per share of our common stock during the quarter indicated:

	Stock Price		Cash Dividends Declared
	High	Low
Quarter Ended:
March 31, 2014	$60.00	$51.63	$0.20
June 30, 2014	$62.62	$54.35	$0.24
September 30, 2014	$65.98	$59.00	$0.24
December 31, 2014	$66.75	$60.15	$0.24

Quarter Ended:
March 31, 2015	$66.02	$54.02	$0.24
June 30, 2015	$60.57	$56.17	$0.28
September 30, 2015	$59.88	$50.36	$0.28
December 31, 2015	$58.08	$50.20	$0.28

In the second quarter of 2015, we increased our quarterly common stock dividend from $0.24 per share to $0.28 per share and maintained a $0.28 per share dividend for each of the third and fourth quarters of 2015. Although we expect to continue our policy of paying regular cash dividends, we cannot assure that we will do so in the future. For more information, including conditions and limits on our ability to pay dividends, see "Business — Supervision and Regulation — Capital, Dividends and Share Repurchases," "Risk Factors — Credit, Market and Liquidity Risk — We may be limited in our ability to pay dividends on and repurchase our stock" and "— We are a holding company and depend on payments from our subsidiaries," "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital" and Note 18: Capital Adequacy to our consolidated financial statements.

Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the most recent quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs(1)
October 1-31, 2015
Repurchase program(1)	2,624,797	$54.28	2,624,797	$1,270,248,441
Employee transactions(2)	3,047	$53.77	N/A	N/A
November 1-30, 2015
Repurchase program(1)	2,504,069	$56.70	2,504,069	$1,128,269,559
Employee transactions(2)	796	$54.86	N/A	N/A
December 1-31, 2015
Repurchase program(1)	2,746,066	$54.83	2,746,066	$977,714,252
Employee transactions(2)	2,184	$53.07	N/A	N/A

Total
Repurchase program(1)	7,874,932	$55.24	7,874,932	$977,714,252
Employee transactions(2)	6,027	$53.66	N/A	N/A

(1)
On April 16, 2015, our board of directors approved a share repurchase program authorizing the repurchase of up to $2.2 billion of our outstanding shares of common stock. This program expires on July 31, 2016 and may be terminated at any time.

(2)
Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Stock Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from November 30, 2010 through December 31, 2015. The graph assumes an initial investment of $100 on November 30, 2010. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

	Discover Financial Services	S&P 500 Index	S&P 500 Financials Index
November 30, 2010	$100.00	$100.00	$100.00
November 30, 2011	$130.30	$105.63	$88.83
November 30, 2012	$229.00	$119.96	$108.99
December 31, 2012(1)	$211.92	$120.81	$113.96
December 31, 2013	$309.83	$156.57	$151.80
December 31, 2014	$364.40	$174.40	$171.69
December 31, 2015	$295.57	$173.13	$165.72

(1)	In 2013, we changed fiscal years creating a one month transition period in December 2012.

Item 6.	Selected Financial Data
The following table presents our selected financial data and operating statistics. The statement of income data for the calendar years ended December 31, 2015, 2014 and 2013, and the statement of financial condition data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The statement of income data for the fiscal years ended November 30, 2012 and 2011, and the one month ended December 31, 2012, and the statement of financial condition data as of December 31, 2013 and 2012, and November 30, 2012 and 2011 have been derived from audited consolidated financial statements not included elsewhere in this annual report on Form 10-K.
In December 2012, our board of directors approved a change in our fiscal year end from November 30 to December 31 of each year. This fiscal year change was effective January 1, 2013. As a result of the change, we had a one month transition period in December 2012. The results for the one month ended December 31, 2012 is included in this table.

Discover Financial Services
Selected Financial Data

	For the Calendar Years Ended December 31,			For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
	2015	2014	2013	2012	2011
	(dollars in millions, except per share amounts)
Statement of Income Data:
Interest income	$7,945	$7,596	$7,064	$6,703	$6,345	$595
Interest expense	1,263	1,134	1,146	1,331	1,485	103
Net interest income	6,682	6,462	5,918	5,372	4,860	492
Other income	2,057	2,015	2,306	2,281	2,205	200
Revenue net of interest expense	8,739	8,477	8,224	7,653	7,065	692
Provision for loan losses	1,512	1,443	1,086	848	1,013	178
Other expense	3,615	3,340	3,194	3,052	2,541	240
Income before income tax expense	3,612	3,694	3,944	3,753	3,511	274
Income tax expense	1,315	1,371	1,474	1,408	1,284	104
Net income	$2,297	$2,323	$2,470	$2,345	$2,227	$170
Net income allocated to common stockholders	$2,246	$2,270	$2,414	$2,318	$2,202	$168

Statement of Financial Condition Data (as of):
Loan receivables	$72,385	$69,969	$65,771	$61,017	$57,670	$62,598
Total assets	$86,936	$83,126	$79,340	$75,283	$69,117	$73,491
Total stockholders' equity	$11,275	$11,134	$10,809	$9,778	$8,242	$9,873
Allowance for loan losses	$1,869	$1,746	$1,648	$1,725	$2,205	$1,788
Long-term borrowings	$24,724	$22,544	$20,474	$19,729	$18,287	$17,666
Per Share of Common Stock:
Basic EPS from continuing operations	$5.14	$4.91	$4.97	$4.47	$4.06	$0.34
Diluted EPS from continuing operations	$5.13	$4.90	$4.96	$4.46	$4.06	$0.34
Weighted-average shares outstanding (000's)	436,855	462,115	485,492	518,428	541,813	497,881
Weighted-average shares outstanding (fully diluted) (000's)	437,498	463,412	486,861	519,620	542,626	498,994
Dividends declared per share of common stock	$1.08	$0.92	$0.60	$0.40	$0.20	$0.14
Common stock dividend payout ratio	21.01%	18.73%	12.07%	8.95%	4.92%	41.48%
Ratios:
Return on average total equity	21%	21%	24%	26%	30%	21%
Return on average assets	3%	3%	3%	3%	3%	3%
Average stockholders' equity to average total assets	14%	14%	14%	13%	12%	14%

Selected Financial Data (continued)

	For the Calendar Years Ended December 31,			For the Fiscal Years Ended November 30,		For the One Month Ended December 31, 2012
	2015	2014	2013	2012	2011
	(dollars in millions)
Selected Statistics:
Total Loan Receivables
Loan receivables	$72,385	$69,969	$65,771	$61,017	$57,670	$62,598
Average loan receivables	$69,061	$65,853	$61,820	$58,043	$53,260	$61,877
Interest yield	11.40%	11.40%	11.28%	11.38%	11.78%	11.21%
Net principal charge-off rate	2.01%	2.04%	1.98%	2.29%	3.97%	2.19%
Delinquency rate (over 30 days)	1.67%	1.66%	1.64%	1.75%	2.29%	1.69%
Delinquency rate (over 90 days)	0.76%	0.78%	0.77%	0.83%	1.14%	0.82%
Credit Card Loans
Credit card loan receivables	$57,896	$56,128	$53,150	$49,642	$46,972	$51,135
Average credit card loan receivables	$54,846	$52,600	$49,816	$47,301	$45,522	$50,494
Interest yield	12.08%	12.09%	12.00%	12.16%	12.42%	11.92%
Net principal charge-off rate	2.22%	2.27%	2.21%	2.62%	4.47%	2.47%
Delinquency rate (over 30 days)	1.72%	1.73%	1.72%	1.86%	2.38%	1.79%
Delinquency rate (over 90 days)	0.85%	0.85%	0.84%	0.91%	1.19%	0.90%
Personal Loans
Personal loan receivables	$5,490	$5,007	$4,191	$3,272	$2,648	$3,296
Average personal loan receivables	$5,245	$4,592	$3,706	$2,944	$2,228	$3,290
Interest yield	12.04%	12.36%	12.52%	12.35%	11.94%	12.43%
Net principal charge-off rate	2.15%	2.04%	2.13%	2.33%	3.02%	2.52%
Delinquency rate (over 30 days)	0.89%	0.79%	0.70%	0.76%	0.87%	0.77%
Delinquency rate (over 90 days)	0.27%	0.22%	0.21%	0.23%	0.28%	0.23%
Private Student Loans (excluding PCI)
Private student loan receivables	$5,647	$4,850	$3,969	$3,000	$2,069	$3,072
Average private student loan receivables	$5,272	$4,450	$3,561	$2,557	$1,637	$3,021
Interest yield	7.16%	7.02%	7.07%	7.20%	7.04%	7.22%
Net principal charge-off rate	1.07%	1.29%	1.30%	0.73%	0.48%	0.81%
Delinquency rate (over 30 days)	1.91%	1.80%	1.66%	1.07%	0.63%	1.22%
Delinquency rate (over 90 days)	0.43%	0.52%	0.46%	0.27%	0.14%	0.29%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” which immediately follows “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2015 and 2014 and for years ended December 31, 2015, 2014 and 2013.
Introduction and Overview
Discover Financial Services ("DFS") is a direct banking and payment services company. We provide direct banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home equity loans and deposit products. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network processes transactions for Discover-branded credit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale ("POS") terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services. In June 2015, we announced that we are closing the mortgage origination business that we acquired in 2012, which was part of our Direct Banking segment. This disposition represents the exiting of an ancillary business that will not have a major impact on our operations.
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
Change in Fiscal Year
In December 2012, our board of directors approved a change in our fiscal year end from November 30 to December 31 of each year. This fiscal year change was effective January 1, 2013. As a result of the change, we had a one month transition period in December 2012. The results for the one month ended December 31, 2012 is included in this section.
2015 Highlights

•	Net income was $2.3 billion in both the current and prior year.

•	Net interest income increased 3.4% compared to the prior year.

•	Total loans grew $2.4 billion, or 3.5%, from the prior year to $72.4 billion.

•	Net charge-off rate for total loans decreased 3 basis points from the prior year to 2.01% and the total loans delinquency rate for loans over 30 days past due increased 1 basis point to 1.67%.

•	Credit card loans grew $1.8 billion, or 3.1%, to $57.9 billion and Discover card sales volume increased 2.5% from the prior year.

•	Net charge-off rate for credit card loans decreased 5 basis points from the prior year to 2.22% and the credit card delinquency rate for loans over 30 days past due decreased 1 basis point to 1.72%.

•	Payment Services transaction dollar volume for the segment was $189.7 billion, down 6% from the prior year.

•	We repurchased approximately 29 million shares, or 6%, of our outstanding common stock for $1.7 billion.

2014 and 2013 Highlights

•	During 2014, our net income was $2.3 billion, compared to $2.5 billion in 2013.

•	Our total loans grew $4.2 billion in 2014, or 6.4%, from 2013 to $70.0 billion.

•	During 2014, our credit card loans grew $3.0 billion, or 5.6%, to $56.1 billion and Discover card sales volume increased 5.1% from 2013.

•	Net charge-off rate for our credit card loans increased 6 basis points in 2014 from 2013 to 2.27% and the delinquency rate for credit card loans over 30 days past due increased 1 basis point to 1.73%.

•	During 2014, our Payment Services transaction dollar volume for the segment was $202.3 billion, up 3% from 2013.

•
We incurred a $178 million charge to earnings in 2014 to enhance our rewards program by allowing easier redemption of rewards, which resulted in the elimination of our current estimate of customer rewards forfeiture.

•
During 2014, our capital market activities included issuances of approximately $5.0 billion in public credit card asset-backed securities. Discover Bank issued $1.1 billion in senior bank notes and Discover Financial Services issued $500 million of senior notes.

•	We repurchased approximately 25 million shares, or 5%, of our outstanding common stock for $1.5 billion during the year ended December 31, 2014.

•	During 2013, our capital market activities included issuances of approximately $4.7 billion in public credit card asset-backed securities. Discover Bank issued $1.7 billion in senior bank notes.

•	We repurchased approximately 27 million shares of common stock for $1.3 billion, reducing our number of shares outstanding by 5% during the year ended December 31, 2013.
Outlook
The growth of our existing direct banking products remains a priority. We are pursuing new card accounts and wallet share gains with existing customers through investments in marketing and rewards as well as new features. We are also targeting growth in our private student and personal loans. As a result, we expect revenues to increase in 2016. Other revenue is expected to decline in 2016 due to lower fee revenues driven by the exit of our mortgage origination business, continued decline in protection products revenue, and an increase in the credit card rewards rate. Additionally, we continue to focus on capital deployment through organic growth in the business and through our quarterly dividends and share repurchase program.
The total charge-off rate is expected to increase slightly in 2016, assuming no material change in the macroeconomic environment. While the credit environment has been relatively stable, we added to the loan loss reserve in 2015 as we continue to grow receivables and recently originated loans season, which is currently expected to continue in 2016.
During 2015, higher expenses year over year were driven primarily by compliance costs, a portion of which were one-time. We continue to invest in areas supporting growth strategies and regulatory compliance, however, we expect total expenses in 2016 to be lower than 2015.
We continue to leverage our proprietary network to support our card-issuing business. In third party payments, we expect intense competition in the payments industry to persist. This environment will likely continue to impact the revenue margins, transaction volume and business strategies.
Regulatory Environment and Developments
In recent years, Federal banking regulators have implemented and continue to propose new regulations and supervisory guidance under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and otherwise, and have been increasing their examination and enforcement action activities. The Dodd-Frank Act regulates large systemically significant financial firms, including Discover, through a variety of measures, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. The Dodd-Frank Act contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. We expect regulators to continue taking formal enforcement actions against financial institutions in addition to addressing concerns through non-public supervisory actions or findings.
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including supervisory priorities and actions, the actions of our competitors and other marketplace participants and the behavior of consumers. Regulatory developments, findings and ratings could negatively impact our business strategies, require us to limit or change our business practices, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see "Business — Supervision and Regulation — Acquisitions and Investments." For more information on recent matters affecting Discover, see Note 20: Litigation and Regulatory Matters to our consolidated financial statements. Regulatory developments also could impact our strategies, the value of our assets, or otherwise adversely affect our businesses.
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
Consumer Financial Services
The Consumer Financial Protection Bureau ("the CFPB") regulates consumer financial products and services, as well as certain financial services providers, including Discover. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. Under its rulemaking authority, the CFPB announced that it is considering rules that will limit the use of arbitration clauses. For more information, see Note 20: Litigation and Regulatory Matters to our consolidated financial statements.
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
Credit Cards
Pursuant to the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act"), the CFPB recently concluded its bi-annual review of the consumer credit card market. The bi-annual review report provided additional guidance for credit card issuers and concluded that the CARD Act reduced the overall cost of credit. The report discussed the use of new technology, including the movement of marketing and the opening of new accounts to digital channels. The CFPB also discussed debt collection practices and the complexity of card agreements and rewards programs. The cost and availability of credit, credit disclosures and consumer experience with debt collectors continue to be a focus of the CFPB. We anticipate that the CFPB will propose debt collection regulations that apply to our lending business in 2016. Courts and legislators also have been focused on the debt collection practices of consumer financial services providers. The ultimate impact of this increased scrutiny is uncertain at this time.
Private Student Loans
There continues to be significant legislative and regulatory focus on the private student loan market, including by the CFPB and the Federal Deposit Insurance Corporation (the "FDIC"). This regulatory focus has resulted in an increase in supervisory examinations of Discover related to private student loans. On July 22, 2015, the CFPB issued a consent order with respect to certain student loan servicing practices of Discover Bank, The Student Loan Corporation and Discover Products, Inc. See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information.
The recent regulatory areas of focus include servicing and collection practices and other matters. On September 29, 2015, the CFPB issued a report, Student loan servicing: Analysis of public input and recommendations for reform, which analyzes public comments to the CFPB’s May 2015 Request for Information on student loan servicing and synthesizes public recommendations regarding certain student loan servicing practices. On October 1, 2015, the Department of Education issued its report, Strengthening the Student Loan System to Better Protect All Borrowers, which makes recommendations for student loan policy initiatives. In connection with these reports, the CFPB, Department of Education and the Department of Treasury issued a “Joint Statement of Principles on Student Loan Servicing,” setting forth regulatory principles to ensure that student loan servicing is consistent, accurate and actionable, accountable, and transparent. The enactment of new legislation or the adoption of new regulations or guidance may increase the complexity and expense of servicing student loans. Legislators and regulators may take additional actions that impact the student loan market in the future, which could cause us to restructure our private student loan products in ways that we may not currently anticipate.
Mortgage Lending
In June 2015, we announced the closure of our mortgage origination business acquired in 2012. We will continue to originate home equity loans through Discover Bank. The mortgage industry continues to be an area of supervisory focus and CFPB has stated that it will concentrate its examinations on the variety of mortgage-related topics including steering consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB has published several final rules impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing, the Home Mortgage Disclosure Act and integrated mortgage origination disclosures.
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
Increasing cybersecurity threats and incidents regarding unauthorized access to consumer information have resulted in a continued focus by Congress and state legislators on legislation to address data security. In December 2015, the President signed an omnibus spending package that included the Cybersecurity Act of 2015. The Cybersecurity Act establishes a framework to facilitate and encourage confidential sharing of cybersecurity information among private sector and federal government entities and provides liability shields for cybersecurity information sharing under the Act. Though the Act is effective immediately, the attorney general and the Department of Homeland security secretary must release guidelines within 90 days to implement these provisions of the Act. Additionally, legislation has been proposed to address security breach notification. These developments could ultimately result in the imposition of requirements on Discover or other card issuers, or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. It is too early to know if the proposed legislation will become law or the impact of these developments on Discover.
European interchange fee regulation entered into force in June 2015. Certain provisions became effective in December 2015, while others will come into effect in June 2016. The regulation, among other things, caps interchange fees of "four-party" networks such as Visa and MasterCard. However, the regulation provides that “three-party” networks should be treated as “four-party” networks when they license third-party providers to issue cards and/or acquire merchants or when they issue cards with a co-brand partner or through an agent. This means the caps apply to elements of the financial arrangements agreed to between Diners Club and each of our stand-alone acquirers in Western Europe. The caps took effect in December 2015. The regulation excludes commercial card transactions from the scope of the caps. The regulation also contains a number of business rules, which we are assessing and, to the extent applicable, implementing. We are continuing to evaluate our business strategies.

There are additional initiatives in Europe that may have an impact on our Diners Club business, including revisions to the Payment Services Directive ("PSD2") and the new General Data Protection Regulation ("GDPR"). The PSD2 was published in the Official Journal of the EU in December 2015. Following the publication, each European Union member state has two years to transpose the PSD2 into its national law. Among other terms, the PSD2 includes provisions that once transposed into local law will regulate surcharging and network access requirements, which may result in differential surcharging of Diners Club cards and may impact Diners Club licensing arrangements in Europe. The European Parliament's Civil Liberties, Justice and Home Affairs Committee approved the final draft of the GDPR in December 2015. The GDPR, which updates data protection law across the European Union, is expected to be ratified by the European Council and the European Parliament in early 2016 and organizations will then have two years to prepare before the legislation comes into force in early 2018. It is too early to know the impact of the GDPR on our business.

Capital, Liquidity and Funding

Capital

Discover Financial Services and Discover Bank are subject to regulatory capital requirements that became effective January 1, 2015 under final rules issued by the Federal Reserve and the FDIC to implement the provisions under the Basel Committee’s December 2010 framework (referred to as “Basel III”). The final capital rules ("Basel III rules") require minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios. In addition, the Basel III rules establish a capital conservation buffer above the new regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 ("CET1") capital and result in higher required minimum ratios by up to 2.5%. The new capital conservation buffer requirement will be phased in beginning on January 1, 2016 and will be fully implemented in January 2019. A banking organization will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below any of the minimum capital requirements, including the buffer amount. Based on our current capital composition and levels and business plans, we believe that we are and will continue to be in compliance with the requirements for the foreseeable future. For additional information, see "— Liquidity and Capital Resources — Capital."

Liquidity

We are subject to the Federal Reserve's final rule implementing certain enhanced prudential standards under the Dodd-Frank Act for large U.S. bank holding companies, including enhanced liquidity and risk management requirements, which became effective January 1, 2015. The final rule prescribes a broad range of qualitative liquidity risk management practices.

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
Results of Operations
The discussion below provides a summary of our results of operations for the year ended December 31, 2015 compared to our results of operations for the year ended December 31, 2014 and year ended December 31, 2013. The discussion also provides information about our loan receivables as of December 31, 2015 compared to December 31, 2014 and December 31, 2013.

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
Direct Banking
Our Direct Banking segment includes Discover-branded credit cards issued to individuals on the Discover Network and other consumer products and services, including private student loans, personal loans, home equity loans, and other consumer lending and deposit products. We announced the closure of our mortgage origination business in June 2015 as described in Note 3: Business Dispositions to our consolidated financial statements. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, our credit card products generate substantially all of our revenues related to discount and interchange, protection products and loan fee income.
Payment Services
Our Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and our Network Partners business, which provides payment transaction processing and settlement services on the Discover Network. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club. Additionally until its sale on October 1, 2015, this segment included the business operations of Diners Club Italy, which primarily consisted of activity related to issuing Diners Club charge cards in that country.
The following table presents segment data (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Direct Banking
Interest income
Credit card	$6,626	$6,359	$5,978
Private student loans	378	312	252
PCI student loans	220	260	272
Personal loans	631	568	464
Other	90	97	98
Total interest income	7,945	7,596	7,064
Interest expense	1,263	1,134	1,146
Net interest income	6,682	6,462	5,918
Provision for loan losses	1,512	1,440	1,069
Other income	1,779	1,700	1,976
Other expense	3,437	3,117	2,961
Income before income tax expense	3,512	3,605	3,864
Payment Services
Provision for loan losses	—	3	17
Other income	278	315	330
Other expense	178	223	233
Income before income tax expense	100	89	80
Total income before income tax expense	$3,612	$3,694	$3,944

The following table presents information on transaction volume (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Network Transaction Volume
PULSE Network	$150,145	$165,851	$159,805
Network Partners	12,965	9,446	9,808
Diners Club(1)	26,567	26,970	26,867
Total Payment Services	189,677	202,267	196,480
Discover Network—Proprietary(2)	122,726	119,471	113,791
Total Volume	$312,403	$321,738	$310,271
Transactions Processed on Networks
Discover Network	2,033	2,020	1,947
PULSE Network	3,890	4,283	4,187
Total	5,923	6,303	6,134
Credit Card Volume
Discover Card Volume(3)	$127,825	$125,111	$118,594
Discover Card Sales Volume(4)	$118,442	$115,518	$109,957

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
For the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014
Our Direct Banking segment reported pretax income of $3.5 billion for the year ended December 31, 2015 as compared to pretax income of $3.6 billion for the year ended December 31, 2014.
Loan receivables totaled $72.4 billion at December 31, 2015, which was up from $69.9 billion at December 31, 2014, due to growth in credit card loans and other loan portfolios, partially offset by a decrease in purchased credit-impaired ("PCI") student loan balances. Discover card sales volume was $118.4 billion for the year ended December 31, 2015, which was an increase of 2.5% as compared to the year ended December 31, 2014. This volume growth was driven primarily by an increase in discretionary spending partially offset by the impact of lower gas prices.
Interest income rose over the prior year due to growth in credit card, personal and private student loans, partially offset by lower yields on personal loans, as well as a decrease in PCI student loan balances. Interest expense increased during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to increases in unsecured debt to fund loan growth.
At December 31, 2015 and December 31, 2014, our delinquency rate for credit card loans over 30 days past due was 1.72% and 1.73%, respectively. For the year ended December 31, 2015, our net charge-off rate on credit card loans decreased as compared to the year ended December 31, 2014, however higher levels of net charge-offs and higher loan balances led to an increase in the provision for loan loss dollars for the year ended December 31, 2015, as compared to the year ended December 31, 2014. For a more detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to the combination of a one-time charge from the reversal of the customer rewards forfeiture accrual, after cashback reward terms were changed in 2014 and an increase in transaction volume, which increased discount and interchange revenue. The increase in total other income was partially offset by the loss of mortgage revenue due to the sale of that business and lower protection products revenue reflecting our no longer selling these products and eliminating related retention efforts.

Total other expense increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily driven by higher professional fees and higher employee compensation and benefit costs partially offset by the mortgage business goodwill impairment recorded in 2014 with no similar 2015 charge. The increase in professional fees was driven by anti-money laundering and related compliance program expenses. The growth in employee compensation costs resulted from growth in overall headcount driven in part by regulatory and compliance needs. Also contributing to the increase in total other expense is an increase in other expense related to the closure of our mortgage origination business.
For the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Our Direct Banking segment reported pretax income of $3.6 billion for the year ended December 31, 2014, as compared to pretax income of $3.9 billion for the year ended December 31, 2013.
Loan receivables totaled $69.9 billion at December 31, 2014, which was up from $65.8 billion at December 31, 2013, due to growth in credit card loans and other loan portfolios partially offset by a decrease in PCI student loan balances. The growth in credit card loans was due to growth in customers with revolving balances partially offset by a higher net principal charge-off rate. The growth within the other loans portfolio was primarily attributable to organic growth in personal and private student loans. Discover card sales volume was $115.5 billion for the year ended December 31, 2014, which was an increase of 5% as compared to the year ended December 31, 2013. This volume growth was driven primarily by continued growth in new accounts combined with lower attrition.
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
Total other expense increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily due to higher employee compensation costs driven by growth in headcount, along with higher professional fees related to technology and digital investments. Marketing and business development costs, and information processing and communications costs also increased due to growth initiatives. The goodwill impairment of $27 million related to the Discover Home Loans business also contributed to overall increase in total other expenses. For more information, see Note 8: Goodwill and Intangible Assets to our consolidated financial statements.
Payment Services
For the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014
Our Payment Services segment reported pretax income of $100 million for the year ended December 31, 2015 as compared to pretax income of $89 million the year ended December 31, 2014, primarily due to a decrease in other expense partially offset by a decrease in other income. The other expense decline was primarily driven by expenses for Diners Club International associated with recording Diners Club Italy as held for sale in 2014 and the associated fair value adjustment. The decrease in other income was primarily driven by a reduction in transaction processing revenue from PULSE associated with the loss of two large third-party issuers.
Transaction dollar volume decreased $12.6 billion for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily driven by declines in PULSE network volume. The number of transactions processed on the PULSE network decreased for the year ended December 31, 2015 as compared to the year ended December 31, 2014.
A weakening of the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segment. We continue to work with our Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. Although support to licensees declined in 2015, we may continue to provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licenses, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 5% of Diners Club revenue for the year ended December 31, 2015.
For the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Our Payment Services segment reported pretax income of $89 million for the year ended December 31, 2014, up $9 million as compared to the year ended December 31, 2013, primarily as the result of a decrease in loan losses related to certain Diners Club licensee loans and other expense, partially offset by a decrease in other income. The decrease in other expense was primarily due to non-recurring expenses incurred in 2013 related to our purchase of the Diners Club Italy licensee and financial assistance to facilitate the purchase of the Slovenian licensee by a European bank. The decrease in other expense was partially offset by a fair value adjustment of $21 million resulting from recording Diners Club Italy as held for sale in 2014. The decrease in other income was primarily driven by a decrease in transaction processing revenue reflecting the impact of merchant rerouting and lower rates.

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
If management used different assumptions in estimating incurred net loan losses, the impact to the allowance for loan losses could have a material effect on our consolidated financial condition and results of operations. For example, a 10% change in management's estimate of incurred net loan losses could have resulted in a change of approximately $187 million in the allowance for loan losses at December 31, 2015, with a corresponding change in the provision for loan losses. See "— Loan Quality" and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements for further details about our allowance for loan losses.
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
During the fourth quarter of 2013, we changed the date of our annual goodwill impairment test from June 1 to October 1. This goodwill impairment test date change was applied prospectively beginning on October 1, 2013 and had no effect on the consolidated financial statements.
At December 31, 2015, we had goodwill of $255 million. If economic conditions deteriorate or other events adversely impact the assumptions used by management in these valuations, we may be exposed to an impairment loss that, when recognized, could have a material impact on our consolidated financial condition and results of operations. At December 31, 2015, based on the annual impairment testing performed, there were no impairment charges identified. See Note 8: Goodwill and Intangible Assets to our consolidated financial statements for further details about goodwill and the related impairment charge.
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

During the fourth quarter of 2013, we changed the date of our annual impairment test for non-amortizable intangible assets from June 1 to October 1. This non-amortizable intangible assets impairment test date change was applied prospectively beginning on October 1, 2013 and had no effect on the consolidated financial statements.
At December 31, 2015, we had non-amortizable intangibles of $155 million. If economic conditions deteriorate or other events adversely impact the assumptions used by management in these valuations, we may be exposed to an impairment loss that, when recognized, could have a material impact on our consolidated financial condition and results of operations. At December 31, 2015, based on the annual impairment testing performed, there was no impairment recorded on any non-amortizable intangible asset.
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
Purchased Credit-Impaired Loans
The estimate of expected future cash flows on PCI loans determines the amount of interest income we can recognize in future periods and impacts whether a loan loss reserve must be established for these loans. We reevaluate, by pool, the amount and timing of expected cash flows quarterly using updated loan portfolio characteristics as well as assumptions regarding expected borrower default and prepayment behavior. Because estimates of expected future cash flows on PCI loans involve assumptions and significant judgment, it is reasonably possible that others could derive different estimates than ours for the same periods. In addition, changes in estimates from one period to the next can have a significant impact on our consolidated financial condition and results of operations. A decrease in expected cash flows involving an increase in estimated credit losses would result in an immediate charge to earnings for the recognition of a loan loss provision. Increases or decreases in expected cash flows related solely to changes in estimated prepayments or to changes in variable interest rate indices would result in prospective yield adjustments over the remaining life of the loans. An increase in expected cash flows due to a reduction in expected credit losses would result first in the reversal of any previously established loan loss reserve on PCI loans through an immediate credit to earnings and then, if needed, a prospective adjustment to yield over the remaining life of the loans.
If management used a different estimate of expected borrower defaults, our consolidated statement of financial condition and results of operations could have differed. For example, a 10% increase in the expected borrower default rate of each PCI loan pool as of December 31, 2015 could have resulted in an additional impairment of up to $8 million. This impairment would have been reflected as an increase in provision for loan losses and a decrease in the carrying value of the PCI loans. The accounting and estimates used in our calculations are discussed further in Note 5: Loan Receivables to our consolidated financial statements.

Earnings Summary
The following table outlines changes in our consolidated statements of income (dollars in millions):

	For the Years Ended December 31,			2015 vs. 2014 increase (decrease)		2014 vs. 2013 increase (decrease)
	2015	2014	2013	$	%	$	%
Interest income	$7,945	$7,596	$7,064	$349	5%	$532	8%
Interest expense	1,263	1,134	1,146	129	11%	(12)	(1)%
Net interest income	6,682	6,462	5,918	220	3%	544	9%
Provision for loan losses	1,512	1,443	1,086	69	5%	357	33%
Net interest income after provision for loan losses	5,170	5,019	4,832	151	3%	187	4%
Other income	2,057	2,015	2,306	42	2%	(291)	(13)%
Other expense	3,615	3,340	3,194	275	8%	146	5%
Income before income tax expense	3,612	3,694	3,944	(82)	(2)%	(250)	(6)%
Income tax expense	1,315	1,371	1,474	(56)	(4)%	(103)	(7)%
Net income	$2,297	$2,323	$2,470	$(26)	(1)%	$(147)	(6)%

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
Our interest-earning assets consist of: (i) cash and cash equivalents, primarily related to amounts on deposit with the Federal Reserve Bank of Philadelphia, (ii) restricted cash, (iii) investment securities and (iv) loan receivables. Our interest-bearing liabilities consist primarily of deposits, both direct-to-consumer and brokered, and long-term borrowings, including amounts owed to securitization investors. Net interest income is influenced by the following:

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

•
Changes in the interest rate environment, including the levels of interest rates and the relationships among interest rate indices, such as the prime rate, the Federal Funds rate and the London Interbank Offered Rate;

•	The effectiveness of interest rate swaps in our interest rate risk management program; and

•	The difference between the carrying amount and future cash flows expected to be collected on PCI loans.
For the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014
Net interest income increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily driven by higher loan volumes, net of related increases in borrowings. Interest income rose over the prior year due to growth in credit card, personal and private student loans, partially offset by lower yields on personal loans, as well as a decrease in PCI student loan balances. Interest expense increased during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to increases in unsecured debt to fund loan growth.
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

Average Balance Sheet Analysis (dollars in millions)

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$9,840	0.26%	$26	$7,228	0.25%	$18	$5,557	0.25%	$14
Restricted cash	631	0.14%	1	763	0.08%	1	704	0.10%	1
Investment securities	2,876	1.71%	49	4,000	1.67%	67	5,190	1.42%	74
Loan receivables(1)
Credit card(2)(3)	54,846	12.08%	6,626	52,600	12.09%	6,359	49,816	12.00%	5,978
Personal loans	5,245	12.04%	631	4,592	12.36%	568	3,706	12.52%	464
Private student loans	5,272	7.16%	378	4,450	7.02%	312	3,561	7.07%	252
PCI student loans	3,385	6.51%	220	3,916	6.64%	260	4,434	6.13%	272
Mortgage loans held for sale	93	3.63%	3	118	3.92%	5	216	3.47%	7
Other	220	4.90%	11	177	3.49%	6	87	3.00%	2
Total loan receivables	69,061	11.40%	7,869	65,853	11.40%	7,510	61,820	11.28%	6,975
Total interest-earning assets	82,408	9.64%	7,945	77,844	9.76%	7,596	73,271	9.64%	7,064
Allowance for loan losses	(1,782)			(1,645)			(1,639)
Other assets	4,469			4,279			4,348
Total assets	$85,095			$80,478			$75,980
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(4)	$26,480	1.61%	427	$26,627	1.66%	443	$27,718	2.02%	559
Money market deposits(5)	7,280	0.98%	71	7,624	0.91%	70	5,719	0.87%	50
Other interest-bearing savings deposits	12,538	1.00%	125	10,617	0.96%	101	9,428	0.95%	89
Total interest-bearing deposits(6)	46,298	1.35%	623	44,868	1.37%	614	42,865	1.63%	698
Borrowings
Short-term borrowings	84	1.41%	1	111	1.59%	2	199	1.57%	3
Securitized borrowings(4)(5)	16,924	1.94%	329	16,686	1.78%	297	16,297	1.74%	284
Other long-term borrowings(4)	6,691	4.63%	310	4,192	5.28%	221	2,609	6.18%	161
Total borrowings	23,699	2.70%	640	20,989	2.48%	520	19,105	2.35%	448
Total interest-bearing liabilities	69,997	1.80%	1,263	65,857	1.72%	1,134	61,970	1.85%	1,146
Other liabilities and stockholders’ equity	15,098			14,621			14,010
Total liabilities and stockholders’ equity	$85,095			$80,478			$75,980
Net interest income			$6,682			$6,462			$5,918
Net interest margin(7)		9.68%			9.81%			9.57%
Net yield on interest-bearing assets(8)		8.11%			8.30%			8.08%
Interest rate spread(9)		7.84%			8.04%			7.79%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)	Interest income on credit card loans includes $192 million, $192 million and $171 million of amortization of balance transfer fees for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	The year ended December 31, 2013 includes the impact of interest rate swap agreements used to change a portion of certain floating-rate credit card loan receivables to fixed-rate.

(4)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(5)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(6)	Includes the impact of FDIC insurance premiums.

(7)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(8)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(9)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1) (dollars in millions)

	Year Ended December 31, 2015 vs. Year Ended December 31, 2014			Year Ended December 31, 2014 vs. Year Ended December 31, 2013
	Volume	Rate	Total	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets
Cash and cash equivalents	$7	$1	$8	$4	$—	$4
Investment securities	(19)	1	(18)	(19)	12	(7)
Loan receivables:
Credit card	271	(4)	267	336	45	381
Personal loans	78	(15)	63	110	(6)	104
Private student loans	59	7	66	62	(2)	60
PCI student loans	(35)	(5)	(40)	(33)	21	(12)
Mortgage loans held for sale	(1)	(1)	(2)	(3)	1	(2)
Other	2	3	5	3	1	4
Total loan receivables	374	(15)	359	475	60	535
Total interest income	362	(13)	349	460	72	532
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	(3)	(13)	(16)	(21)	(95)	(116)
Money market deposits	(3)	4	1	17	3	20
Other interest-bearing savings deposits	19	5	24	11	1	12
Total interest-bearing deposits	13	(4)	9	7	(91)	(84)
Borrowings
Short-term borrowings	(1)	—	(1)	(1)	—	(1)
Securitized borrowings	4	28	32	7	6	13
Other long-term borrowings	119	(30)	89	86	(26)	60
Total borrowings	122	(2)	120	92	(20)	72
Total interest expense	135	(6)	129	99	(111)	(12)
Net interest income	$227	$(7)	$220	$361	$183	$544

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between the years ended December 31, 2015, 2014 and 2013 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	December 31,				November 30,
	2015	2014	2013	2012	2012	2011
Student loans held for sale	$—	$—	$—	$—	$—	$714
Loan portfolio
Credit card loans	57,896	56,128	53,150	51,135	49,642	46,972
Other loans:
Personal loans	5,490	5,007	4,191	3,296	3,272	2,648
Private student loans	5,647	4,850	3,969	3,072	3,000	2,069
Mortgage loans held for sale(1)	—	122	148	355	322	—
Other	236	202	135	38	37	17
Total other loans	11,373	10,181	8,443	6,761	6,631	4,734
Purchased credit-impaired loans(2)	3,116	3,660	4,178	4,702	4,744	5,250
Total loan portfolio	72,385	69,969	65,771	62,598	61,017	56,956
Total loan receivables	72,385	69,969	65,771	62,598	61,017	57,670
Allowance for loan losses	(1,869)	(1,746)	(1,648)	(1,788)	(1,725)	(2,205)
Net loan receivables	$70,516	$68,223	$64,123	$60,810	$59,292	$55,465

(1)
On June 16, 2015, we announced the closing of our mortgage origination business. Pursuant to that announcement, we sold all mortgage loans held for sale in our portfolio and ceased originating new mortgages. Note 3: Business Dispositions to our consolidated financial statements for more information.

(2)	Represents purchased credit-impaired private student loans. See Note 5: Loan Receivables to our consolidated financial statements for more information regarding PCI loans.
Provision and Allowance for Loan Losses
Provision for loan losses is the expense related to maintaining the allowance for loan losses at an appropriate level to absorb the estimated probable losses in the loan portfolio at each period end date. While establishing the estimate for probable losses requires management judgment, the factors that influence the provision for loan losses include:

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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the year ended December 31, 2015, the provision for loan losses increased by $69 million, or 5%, as compared to the year ended December 31, 2014. For the year ended December 31, 2014, the provision for loan losses increased by $357 million, or 33%, as compared to the year ended December 31, 2013. The increase in both periods was primarily due to increasing levels of net charge-offs combined with the reserve build over the amount of the allowance for loan losses at December 31, 2014 and 2013.
In determining the allowance for loan losses, we estimate probable losses separately for segments of the loan portfolio that have similar risk characteristics. We use a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. We use other analyses to estimate losses incurred from non-

delinquent accounts which adds to the identification of loss emergence. We use these analyses together as a basis for determining our allowance for loan losses.
The allowance for loan losses was $1.9 billion at December 31, 2015, which reflects a $123 million reserve build over the amount of the allowance for loan losses at December 31, 2014. The reserve build, which primarily relates to credit card loans, was mainly due to loan growth and seasoning of the portfolio. At December 31, 2015, the level of the allowance related to personal loans increased as compared to December 31, 2014 also due to loan growth and continued seasoning of the portfolio. At December 31, 2015, the level of allowance attributable to student loans increased as compared to December 31, 2014 primarily due to a PCI student loan impairment recorded as a result of revisions to credit loss assumptions for the underlying loans. At December 31, 2015, the level of allowance related to other loans was unchanged as compared to December 31, 2014.
The allowance for loan losses was $1.7 billion at December 31, 2014, which reflected a $98 million reserve build over the amount of the allowance for loan losses at December 31, 2013. The reserve build, which primarily related to credit card loans, was due mainly to seasoning of the loan growth and lower recoveries. At December 31, 2014, the level of the allowance related to personal and student loans increased as compared to December 31, 2013 due to loan growth and continued seasoning of the portfolios. The level of allowance related to other loans was unchanged for the period.

The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Calendar Year Ended December 31, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	1,300	147	64	1	1,512
Deductions
Charge-offs	(1,660)	(129)	(65)	(1)	(1,855)
Recoveries	440	17	9	—	466
Net charge-offs	(1,220)	(112)	(56)	(1)	(1,389)
Balance at end of period	$1,554	$155	$143	$17	$1,869

	For the Calendar Year Ended December 31, 2014
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions
Provision for loan losses	1,259	102	79	3	1,443
Deductions
Charge-offs	(1,636)	(105)	(62)	(3)	(1,806)
Recoveries	445	11	5	—	461
Net charge-offs	(1,191)	(94)	(57)	(3)	(1,345)
Balance at end of period	$1,474	$120	$135	$17	$1,746

	For the Calendar Year Ended December 31, 2013
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions
Provision for loan losses	893	92	84	17	1,086
Deductions
Charge-offs	(1,604)	(86)	(48)	(1)	(1,739)
Recoveries	504	7	2	—	513
Net charge-offs	(1,100)	(79)	(46)	(1)	(1,226)
Balance at end of period	$1,406	$112	$113	$17	$1,648

(1) Includes both PCI and non-PCI private student loans.

The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the One Month Ended December 31, 2012
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$97	$73	$1	$1,725
Additions
Provision for loan losses	165	9	4	—	178
Deductions
Charge-offs	(146)	(8)	(2)	—	(156)
Recoveries	40	1	—	—	41
Net charge-offs	(106)	(7)	(2)	—	(115)
Balance at end of period	$1,613	$99	$75	$1	$1,788

	For the Fiscal Year Ended November 30, 2012
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,070	$82	$53	$—	$2,205
Additions
Provision for loan losses	724	84	39	1	848
Deductions
Charge-offs	(1,817)	(73)	(19)	—	(1,909)
Recoveries	577	4	—	—	581
Net charge-offs	(1,240)	(69)	(19)	—	(1,328)
Balance at end of period	$1,554	$97	$73	$1	$1,725

	For the Fiscal Year Ended November 30, 2011
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$3,209	$76	$18	$1	$3,304
Additions
Provision for loan losses	897	73	42	1	1,013
Deductions
Charge-offs	(2,615)	(69)	(7)	(2)	(2,693)
Recoveries	579	2	—	—	581
Net charge-offs	(2,036)	(67)	(7)	(2)	(2,112)
Balance at end of period	$2,070	$82	$53	$—	$2,205

(1)	Includes both PCI and non-PCI private student loans.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Calendar Years Ended December 31,						For the Fiscal Years Ended November 30,				For the One Month Ended December 31, 2012
	2015		2014		2013		2012		2011
	$	%	$	%	$	%	$	%	$	%	$	%
Credit card loans	$1,220	2.22%	$1,191	2.27%	$1,100	2.21%	$1,240	2.62%	$2,036	4.47%	$106	2.47%
Personal loans	$112	2.15%	$94	2.04%	$79	2.13%	$69	2.33%	$67	3.02%	$7	2.52%
Private student loans (excluding PCI(1))	$56	1.07%	$57	1.29%	$46	1.30%	$19	0.73%	$7	0.48%	$2	0.81%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the years presented and are therefore excluded from the calculation. See Note 5: Loan Receivables to our consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loans decreased by 5 basis points for the year ended December 31, 2015 as compared to the year ended December 31, 2014 as a result of lower bankruptcy filings partially offset by lower recoveries. The net charge-off rate on our personal loans grew by 11 basis points for the year ended December 31, 2015 as compared to the same period in 2014 driven by higher charge-offs as a result of continued loan growth and seasoning of the portfolio. The net charge-off rate on our private student loans excluding PCI loans decreased by 22 basis points for the year ended December 31, 2015 as compared to the same period in 2014 resulting from continued favorable economic conditions.
The net charge-off rate on our credit card loans increased 6 basis points for the year ended December 31, 2014 as compared to the year ended December 31, 2013 during a period of historical lows. The net charge-off rate on our personal loans declined by 9 basis points for the same period due to growth in the personal loan portfolio as, in general, loans do not begin to show signs of credit deterioration or default for some period of time after origination. The net charge-off rate on our private student loans excluding PCI loans was relatively flat for the year ended December 31, 2014 as compared to year ended December 31, 2013.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	Calendar Years Ended December 31,						Fiscal Years Ended November 30,				One Month Ended December 31, 2012
	2015		2014		2013		2012		2011
	$	%	$	%	$	%	$	%	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$995	1.72%	$971	1.73%	$912	1.72%	$925	1.86%	$1,117	2.38%	$917	1.79%
Personal loans	$49	0.89%	$40	0.79%	$29	0.70%	$25	0.76%	$22	0.87%	$26	0.77%
Private student loans (excluding PCI loans(1))	$108	1.91%	$87	1.80%	$66	1.66%	$32	1.07%	$13	0.63%	$37	1.22%

Loans 90 or more days delinquent
Credit card loans	$490	0.85%	$480	0.85%	$447	0.84%	$451	0.91%	$560	1.19%	$460	0.90%
Personal loans	$15	0.27%	$11	0.22%	$8	0.21%	$8	0.23%	$7	0.28%	$8	0.23%
Private student loans (excluding PCI loans(1))	$24	0.43%	$25	0.52%	$18	0.46%	$8	0.27%	$3	0.14%	$9	0.29%

Loans not accruing interest	$224	0.32%	$183	0.28%	$200	0.33%	$198	0.35%	$207	0.40%	$192	0.33%

Restructured loans
Credit card loans(2)	$1,019	1.76%	$1,037	1.85%	$1,123	2.11%	$1,332	2.68%	$1,217	2.59%	$1,309	2.56%
Personal loans(3)	$68	1.24%	$55	1.10%	$31	0.74%	$21	0.64%	$8	0.29%	$21	0.65%
Private student loans(excluding PCI(1))(4)	$48	0.85%	$38	0.78%	$28	0.71%	$15	0.50%	$5	0.26%	$16	0.53%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)
Restructured loans include $44 million, $44 million, $43 million, $54 million, $56 million and $38 million at December 31, 2015, 2014, 2013 and 2012 and November 30, 2012 and 2011, respectively, that are also included in loans over 90 days delinquent or more.

(3)
Restructured loans include $4 million, $3 million, $2 million, $2 million and $1 million at December 31, 2015, 2014, 2013 and 2012 and November 30, 2012, respectively, that are also included in loans over 90 days delinquent or more.

(4)
Restructured loans include $3 million, $5 million, $3 million, $2 million and $2 million at December 31, 2015, 2014, 2013 and 2012 and November 30, 2012, respectively, that are also included in loans over 90 days delinquent or more.

Credit card loan 30-day and 90-day delinquency rates at December 31, 2015 remained stable compared to December 31, 2014. Personal loans 30-day and 90-day delinquency rates at December 31, 2015 increased slightly as compared to December 31, 2014 due to seasoning of the loan portfolio. Private student loans 30-day delinquency rates at December 31, 2015 increased as compared to December 31, 2014 as a result of continued seasoning of the student loan portfolio as more loans have entered repayment. Private student loans 90-day delinquency rates at December 31, 2015 decreased slightly as compared to December 31, 2014. The overall trend is relatively flat.
Credit card loans 30-day and 90-day delinquency rates at December 31, 2014 were relatively flat as compared to December 31, 2013. The 30-day delinquency rate for personal loans increased slightly for the same period due to seasoning of the loan portfolio, while the 90-day delinquency rate remained relatively flat. The 30-day and 90-day delinquency rates for private student loan balances at December 31, 2014 increased compared to the prior year as a result of continued seasoning of the student loan portfolio.

The restructured credit card loan balance decreased at both December 31, 2015 as compared to December 31, 2014 and at December 31, 2014 as compared to December 31, 2013 due to continued improvement in customer credit performance. The restructured personal and private student loan balances increased at both December 31, 2015 as compared to December 31, 2014 and at December 31, 2014 as compared to December 31, 2013 as a result of continued growth and seasoning of these loan portfolios.
Maturities and Sensitivities of Loan Receivables to Changes in Interest Rates
Our loan portfolio had the following maturity distribution(1) (dollars in millions):

	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
At December 31, 2015
Credit card loans	$16,851	$30,675	$10,370	$57,896
Personal loans	1,559	3,767	164	5,490
Private student loans (excluding PCI)	127	701	4,819	5,647
PCI loans	293	1,096	1,727	3,116
Mortgage loans held for sale(2)	—	—	—	—
Other loans	29	60	147	236
Total loan portfolio	$18,859	$36,299	$17,227	$72,385

(1)
Because of the uncertainty regarding loan repayment patterns, the above amounts have been calculated using contractually required minimum payments. Historically, actual loan repayments have been higher than such minimum payments and, therefore, the above amounts may not necessarily be indicative of our actual loan repayments.

(2)
On June 16, 2015, we announced the closing of our mortgage origination business. Pursuant to that announcement, we sold all mortgage loans held for sale in our portfolio and ceased originating new mortgages. Note 3: Business Dispositions to our consolidated financial statements for more information.

At December 31, 2015, approximately $36.0 billion of our loan portfolio due after one year had interest rates tied to an index and approximately $17.5 billion were fixed-rate loans.
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
Other Income
The following table presents the components of other income for the periods presented (dollars in millions):

	For the Years Ended December 31,			2015 vs. 2014 increase (decrease)		2014 vs. 2013 (decrease) increase
	2015	2014	2013	$	%	$	%
Discount and interchange revenue(1)	$1,117	$979	$1,126	$138	14%	$(147)	(13)%
Protection products	261	314	350	(53)	(17)%	(36)	(10)%
Loan fee income	335	334	320	1	—%	14	4%
Transaction processing revenue	159	182	192	(23)	(13)%	(10)	(5)%
Gain on investments	9	4	5	5	125%	(1)	(20)%
Gain on origination and sale of mortgage loans	68	81	144	(13)	(16)%	(63)	(44)%
Other income	108	121	169	(13)	(11)%	(48)	(28)%
Total other income	$2,057	$2,015	$2,306	$42	2%	$(291)	(13)%

(1)
Net of rewards, including Cashback Bonus rewards, of $1.3 billion, $1.4 billion and $1.0 billion for the years ended December 31, 2015, 2014 and 2013, respectively. During the three months ended December 31, 2014, we made certain changes to its customer rewards program, eliminating forfeitures. These changes resulted in a one-time expense of $178 million due to the reversal of the estimate for customer rewards forfeiture, a contra-account to accrued expenses and other liabilities. The impact of actual forfeitures on discount and interchange revenue is not material for the year ended December 31, 2015. Actual forfeitures resulted in additional discount and interchange revenue and total other income of $36 million each for the years ended December 31, 2014 and 2013.

Discount and Interchange Revenue
Discount and interchange revenue includes discount revenue and acquirer interchange net of interchange paid to network partners. We earn discount revenue from fees charged to merchants with whom we have entered into card acceptance agreements for processing credit card purchase transactions. We earn acquirer interchange revenue from merchant acquirers on all Discover Network card transactions and certain Diners Club transactions made by credit card customers at merchants with whom merchant acquirers have entered into card acceptance agreements for processing credit card purchase transactions. We incur an interchange cost to card-issuing entities that have entered into contractual arrangements to issue cards on the Discover Network and on certain transactions on the Diners Club network. This cost is contractually established and is based on the card-issuing organization's transaction volume and is reported as a reduction to discount and interchange revenue. We offer our customers various reward programs, including the Cashback Bonus reward program, pursuant to which we pay certain customers a percentage of their purchase amounts based on the type and volume of the customer's purchases. Reward costs are recorded as a reduction to discount and interchange revenue. Discount and interchange revenue increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily driven by lower prior year reward costs as a result of the rewards redemption policy change in 2014. Also contributing to the increase was higher gross discount and interchange revenue resulting from higher sales volume. Discount and interchange revenue decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013, driven primarily by the rewards redemption policy change. This increase in rewards was partially offset by the increase in gross discount and interchange revenue, which was primarily attributable to higher sales volume.

Protection Products
We earn revenue related to fees received for providing ancillary products and services, including payment protection and identity theft protection services, to customers. The amount of revenue recorded is generally based on either a percentage of a customer's outstanding balance or a flat fee and is recognized as earned. Protection product revenue decreased both for the year ended December 31, 2015 as compared to the year ended December 31, 2014, and for the year ended December 31, 2014 as compared to the year ended December 31, 2013, reflecting the impact of our no longer selling these products and eliminating related retention efforts.
Transaction Processing Revenue
Transaction processing revenue represents switch fees charged to financial institutions and merchants for processing ATM, debit and POS transactions over the PULSE network, as well as various participation and membership fees. Switch fees are charged on a per transaction basis. Transaction processing revenue decreased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to lower point-of-sale transactions. Transaction processing revenue decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 reflecting the impact of merchant rerouting and lower rates.
Gain on Origination and Sale of Mortgage Loans
Gain on sale of mortgage loans consists of the net gain on the origination and sale of loans as well as the net gain on the related interest rate lock commitments and the net gain or loss on forward delivery contracts. Revenue related to mortgage banking operations declined for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily driven by the closure of our mortgage origination business. Revenue related to mortgage banking operations declined for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily driven by an increase in mortgage interest rates that resulted in lower mortgage refinance volume. Decline in revenue related to mortgage banking operation was also due to reduced margins in the industry resulting from increased competitive pressure since the increase in mortgage rates.
Other Income
Other income includes royalty revenues earned by Diners Club, merchant fees, revenue from the transition services agreement related to the acquisition of SLC, revenue from merchants related to reward programs, revenues from network partners and other miscellaneous revenue items. Other income decreased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to decreased revenue for Diners Club International resulting from the sale of Diners Club Italy in October, 2015. Other income decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to certain merchant network fees that were reclassified out of other income to discount and interchange revenue during 2014.
Other Expense
The following table represents the components of other expense for the periods presented (dollars in millions):

	For the Years Ended December 31,			2015 vs. 2014 increase		2014 vs. 2013 increase (decrease)
	2015	2014	2013	$	%	$	%
Employee compensation and benefits	$1,327	$1,242	$1,164	$85	7%	$78	7%
Marketing and business development	745	735	717	10	1%	18	3%
Information processing and communications	349	346	333	3	1%	13	4%
Professional fees	610	450	410	160	36%	40	10%
Premises and equipment	95	92	82	3	3%	10	12%
Other expense	489	475	488	14	3%	(13)	(3)%
Total other expense	$3,615	$3,340	$3,194	$275	8%	$146	5%

Total other expense increased $275 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily driven by higher employee compensation and benefit costs and higher professional fees. The growth in employee compensation costs resulted from growth in overall headcount driven in part by regulatory and compliance needs and the increase in professional fees was driven by anti-money laundering and related compliance program expenses. Also contributing to the increase in total other expense is an increase in other expense related to the closure of our mortgage origination business.
Total other expense increased $146 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily driven by higher employee compensation costs due to growth in overall headcount along with higher professional fees due to consultant expenses related to technology and digital investments. Higher marketing and business development expenses also contributed to the increase in other expense mainly due to growth initiatives. The increase in total other expense was partially offset by a decrease in the other expense line item, which primarily resulted from non-recurring expenses incurred in 2013 related to our purchase of the Diners Club Italy Licensee and financial assistance to facilitate the purchase of the Slovenian licensee by a European bank. The decrease in other expense line item was partially offset by the impairment of goodwill related to the Discover Home Loans business along with fair value adjustment resulting from recording Diners Club Italy as held for sale.
Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	2.5	2.8	2.2
Other	(1.1)	(0.7)	0.2
Effective income tax rate	36.4%	37.1%	37.4%

Income tax expense decreased $56 million, or 4.1%, reflecting a decrease in pretax income, and a decline in the effective tax rate 0.7% for the year ended December 31, 2015 as compared to the year ended December 31, 2014. These changes are due to favorable adjustments to unrecognized tax benefits from resolving certain tax matters, and a one-time adjustment in 2014 to deferred taxes on limited partnership investments with no similar adjustment in the current year.
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
Liquidity and Capital Resources
Funding and Liquidity
We seek to maintain stable diversified funding sources and a strong liquidity profile in order to fund our business and repay or refinance our maturing obligations under both normal operating conditions and period of economic or financial stress. In addition, we seek to maintain an appropriate liability maturity profile and utilize a diversified and cost-effective mix of funding sources. Our primary funding sources include deposits, sourced directly from consumers or through brokers, public and private term asset-backed securitizations and short-term and long-term borrowings.
Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts. At December 31, 2015, we had $30.9 billion of direct-to-consumer deposits and $16.7 billion of brokered and other deposits.

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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of December 31, 2015, the DiscoverSeries three-month rolling average excess spread was 14.03%.
At December 31, 2015, we had $15.6 billion of outstanding public asset-backed securities and $6.0 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At December 31, 2015	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$15,621	$3,050	$8,225	$4,346	$—

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
Other Long-Term Borrowings—Student Loans
At December 31, 2015, we had $1.2 billion of remaining principal balance outstanding on securitized debt assumed as part of the acquisition of Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.

Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

Principal Amount Outstanding
At December 31, 2015
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2017-2025	$2,300
Discover Financial Services (Parent Company) fixed-rate retail notes maturing 2022-2025	$40
Discover Bank fixed-rate senior bank notes, maturing 2018-2026	$5,150
Discover Bank fixed-rate subordinated bank notes, maturing 2019-2020	$700

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
We formerly utilized a warehouse line of credit as a form of short-term funding for newly originated consumer residential mortgage loans in our Discover Home Loans business. However, on June 16, 2015, Discover Financial Services announced that it would close this business. Consistent with that announcement, we ceased originating new mortgages and paid off the warehouse line of credit with the proceeds from the mortgage loan sales during the third quarter.
As part of our regular funding strategy, we may from time to time borrow short-term funds in the Federal Funds market or the repurchase (“repo”) market through repurchase agreements. Federal Funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At December 31, 2015, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed undrawn capacity through privately placed asset-backed securitizations. At December 31, 2015, we had total committed capacity of $6.8 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity for potential contingency funding needs, based upon our liquidity stress testing results. On October 15, 2015, we terminated $1.0 billion of these secured credit facilities after determining through our liquidity stress testing process that we maintained appropriate levels of such facilities following the termination. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates and renewing them approximately one year prior to their scheduled maturity dates.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of December 31, 2015, Discover Bank had $23.9 billion of available capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingency funding.
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
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at December 31, 2015. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit ratings were reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of December 31, 2015, would have been $73 million.
On November 20, 2015, Standard & Poor’s affirmed its ‘BBB-‘ and ‘BBB’ long-term issuer credit ratings on DFS and Discover Bank, respectively, and revised its outlook on the ratings from ‘Positive’ to ‘Stable.’
A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The credit ratings are summarized in the following table:

	Moody’s Investors Service	Standard & Poor’s	Fitch Ratings
Discover Financial Services
Senior unsecured debt	Ba1	BBB-	BBB+
Outlook for Discover Financial Services senior unsecured debt	Stable	Stable	Stable
Discover Bank
Senior unsecured debt	Baa3	BBB	BBB+
Outlook for Discover Bank senior unsecured debt	Stable	Stable	Stable
Subordinated debt	Ba1	BBB-	BBB
Discover Card Execution Note Trust
Class A(1)	Aaa(sf)	AAA(sf)	AAA(sf)
Class B	N/A	N/A	N/A
Class C	N/A	N/A	N/A

(1)	An “sf” in the rating denotes rating agency identification for structured finance product ratings.
Liquidity
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations under both normal and stress conditions. In addition to the funding sources discussed in the previous section we also maintain high-quality, liquid, unencumbered assets in our liquidity portfolio that we expect to be able to convert to cash quickly and with little loss of value using either the repo market or outright sales.
We maintain a liquidity risk and funding management policy which outlines the overall framework and general principles for managing liquidity risk across our businesses. The policy is approved by the Board of Directors with the implementation responsibilities delegated to the Asset and Liability Management Committee (the “ALCO”). We seek to balance the trade-offs between maintaining too much liquidity, which may be costly, with having too little liquidity, which could cause financial distress. Liquidity risk is centrally managed by the ALCO, which is chaired by our Treasurer and has cross-functional membership. The ALCO monitors the liquidity risk profiles of DFS and Discover Bank and oversees any actions Corporate Treasury may take to ensure that we maintain ready access to our funding sources and sufficient liquidity to meet current and projected financial obligations.
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
In addition, liquidity stress testing is conducted regularly and contingency funding planning is in place to seek to address potential liquidity shortfalls. We evaluate a range of stress scenarios that are designed in accordance with regulatory requirements, including idiosyncratic, systemic and a combination of the two events, that could impact funding sources and our ability to meet liquidity needs. These scenarios measure the projected liquidity position at DFS and Discover Bank across a range of time horizons by comparing estimated contingency funding needs to available contingent liquidity.
We maintain contingent funding sources, including our liquidity portfolio and private securitizations with unused capacity, which we could seek to utilize to satisfy liquidity needs during normal and stress conditions. We seek to maintain sufficient liquidity to be able to satisfy all maturing obligations and fund business operations for at least 12 months in a severe stress environment. In addition, we have unused capacity with the Federal Reserve discount window which provides another source of contingent liquidity.

At December 31, 2015, our liquidity portfolio comprised of cash and cash equivalents and high-quality, liquid and unencumbered investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or, pledging certain of these investments to access the secured funding markets. The size and composition of our liquidity portfolio may fluctuate based upon the amount of expected liability maturities as well as operational requirements and market conditions.
At December 31, 2015, our liquidity portfolio and undrawn credit facilities were $42.8 billion, which was $8.5 billion higher than the balance at December 31, 2014. During the year ended December 31, 2015, the average balance of our liquidity portfolio was $13.1 billion.

	December 31,
	2015	2014
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$9,121	$6,921
Investment securities(2)	2,956	3,831
Total liquidity portfolio	12,077	10,752
Private asset-backed securitizations(3)	6,750	7,500
Primary liquidity sources	18,827	18,252
Federal Reserve discount window(3)(4)	23,932	16,024
Total liquidity portfolio and undrawn credit facilities	$42,759	$34,276

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $7 million and $16 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2015 and December 31, 2014, respectively.

(3)	See " — Additional Funding Sources" for additional information.

(4)
The Federal Reserve Banks' discount collateral margin increased to 76% from 56% at December 31, 2015 and December 31, 2014, respectively, resulting in an increase in the Federal Reserve discount window.

Bank Holding Company Liquidity
The primary uses of funds at the unconsolidated DFS level include debt and capital service (interest and dividend payments and return of principal), and capital management activity, which may include the periodic repurchase of shares of our common stock. Our primary sources of funds at the bank holding company level include the proceeds from the issuance of unsecured debt and preferred stock in the capital markets, as well as dividends from our subsidiaries, particularly Discover Bank. Under periods of idiosyncratic or systemic stress, the bank holding company could lose or experience impaired access to the capital markets. In addition, our regulators have the discretion to restrict dividend payments from Discover Bank to the bank holding company.
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred dividend payments and debt service obligations using existing cash resources. At December 31, 2015, Discover Financial Services had sufficient cash resources to fund the dividend and debt service payments for more than 18 months.
We structure our debt maturity schedule to minimize the amount of debt maturing at the bank holding company level within a short period of time. As of December 31, 2015, there is no upcoming debt maturity in 2016 at the bank holding company level. Our ALCO and board of directors regularly review our compliance with our liquidity limits as a bank holding company, which are established in accordance with the liquidity risk appetite articulated by our board.
Capital
Our primary sources of capital are from the earnings generated by our businesses and common and preferred stock issuances in the capital markets. We seek to manage capital to a level and composition sufficient to support the risks of our businesses, meet regulatory requirements, meet rating agency targets and debt investor expectations and support future business growth. Within these constraints, we are focused on deploying capital in a manner that provides attractive returns to our stockholders. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives, and legislative and regulatory developments.
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
In 2013, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC issued the Basel III rules applicable to Discover Financial Services and Discover Bank. Under those rules, Discover Financial Services and Discover Bank are classified as "Standardized Approach" entities, defined as U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. Additional phase-in requirements related to components of the final capital rules will become effective through 2019. The Basel III rules include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes "capital" for purposes of calculating those ratios of which certain requirements are subject to phase-in periods through the end of 2018 (the "transition period"). During the transition period, the effects of the changes to capital (i.e. certain deductions and adjustments) are recognized in 20% increments from 2015 through 2018. For example, one of the deductions from CET1 capital, goodwill and intangibles, is subject to a 40% of total deduction in 2015 that will increase to 60% in 2016 and so on, until reaching 100% deduction of total in 2018. For additional information regarding the risk-based capital and leverage ratios, see Note 18: Capital Adequacy to our consolidated financial statements.
The Basel III rules also introduce a new capital conservation buffer on top of the minimum risk-weighted asset ratios. The measure is designed to absorb losses during periods of economic stress. The calculation of the buffer will be phased in beginning on January 1, 2016 at the rate of 0.625% and will increase by 0.625% on each subsequent January 1 until it reaches the maximum 2.5% on January 1, 2019. When the capital conservation buffer is fully phased-in on January 1, 2019, this will effectively result in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5% and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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
At December 31, 2015, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status, exceeding the regulatory minimums to which they were subject under the Basel III rules.
As discussed in Note 18: Capital Adequacy to our consolidated financial statements, we are subject to a CET1 capital ratio requirement under the Basel III rules as of January 1, 2015. We believe that providing an estimate of capital position based on the Basel III fully phased-in rules is important to complement the existing capital ratios and for comparability to other financial institutions. In addition, we disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of December 31, 2015, the CET1 capital ratio calculated under Basel III fully phased-in rules and tangible common equity are not formally defined by U.S. GAAP or codified in the federal banking regulations, as such, they are considered to be non-GAAP financial measures. Other financial services companies may also disclose this ratio and metric and definitions may vary, so we advise users of this information to exercise caution in comparing this ratio and metric for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to our CET1 capital calculated under Basel III fully phased-in rules as of December 31, 2014 and to tangible common equity as of December 31, 2015 (dollars in millions):

	December 31, 2015	December 31, 2014
Total common stockholders’ equity	$10,715	$10,574
Less: Goodwill	(255)	(257)
Less: Intangible assets, net	(168)	(176)
Tangible common equity	$10,292	10,141
Effect of certain items in accumulated other comprehensive income excluded from Tier 1 common capital	N/A	138
Adjustments related to capital components(1)	N/A	26
Common equity Tier 1 capital (Basel III fully phased-in)(2)	N/A	$10,305

(1)	Adjustments related to capital components include: deferred tax liabilities related to intangible assets and deduction for deferred tax assets.

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

The following table provides a reconciliation of CET1 capital calculated under Basel III transition rules to CET1 capital calculated and risk-weighted assets under fully phased-in Basel III rules (dollars in millions):

December 31, 2015
Common equity Tier 1 capital (Basel III transition)	$10,566
Adjustments related to capital components during transition(1)	(82)
Common equity Tier 1 capital (Basel III fully phased-in)	$10,484

Risk-weighted assets (Basel III fully phased-in)(2)	$75,685
Common equity Tier 1 capital ratio (Basel III fully phased-in)	13.9%

(1)	Adjustments related to capital components for fully phased-in Basel III include the phase-in of the intangible asset exclusion.

(2)	Key differences under fully phased-in Basel III rules in the calculation of risk-weighted assets include higher risk weighting for past-due loans and unfunded commitments.
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
We recently declared a quarterly cash dividend on our common stock of $0.28 per share, payable on February 18, 2016 to holders of record on February 4, 2016, which is consistent with the dividend amount that we paid in each of the second, third and fourth quarters of 2015. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on February 29, 2016 to holders of record on February 10, 2016, which was the same as the amount paid on our preferred stock in each of the prior four quarters.
On April 16, 2015, our board of directors approved a five-quarter share repurchase program authorizing the repurchase of up to $2.2 billion of our outstanding shares of common stock. The program expires on July 31, 2016 and may be terminated at any time. This program replaced the prior $3.2 billion program, which had $1.7 billion of remaining authorization. During the year ended December 31, 2015, we repurchased approximately 29 million shares, or 6%, of our outstanding common stock for $1.7 billion. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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

		Payments Due By Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	More Than Five Years
At December 31, 2015
Deposits(1)(2)	$47,594	$32,831	$8,930	$3,793	$2,040
Borrowings(3)	24,724	3,050	10,379	6,373	4,922
Operating leases	88	14	23	16	35
Interest payments on fixed-rate debt	2,994	584	978	687	745
Purchase obligations(4)	1,164	572	436	153	3
Other liabilities(5)	248	57	46	35	110
Total contractual obligations	$76,812	$37,108	$20,792	$11,057	$7,855

(1)
Deposits do not include interest payments because payment amounts and timing cannot be reasonably estimated as certain deposit accounts have early withdrawal rights and the option to roll interest payments into the balance.

(2)	Deposits due in less than one year include deposits with indeterminate maturities.

(3)
See Note 10: Long-Term Borrowings to our consolidated financial statements for further discussion. Total future payment of interest charges for the floating-rate notes is estimated to be $559 million as of December 31, 2015, utilizing the current interest rates as of that date.

(4)
Purchase obligations for goods and services include payments under, among other things, consulting, outsourcing, data, advertising, sponsorship, software license, telecommunications agreements and global acceptance contracts. Purchase obligations also include payments under rewards program agreements with merchants. Purchase obligations at December 31, 2015 reflect the minimum purchase obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statement of financial condition.

(5)
Other liabilities include our expected future contributions to our pension plan, the contingent liability associated with our equity method securities and a commitment to purchase certain when-issued mortgage-backed securities under an agreement with the Delaware State Housing Authority as part of our community reinvestment initiatives.

As of December 31, 2015 our consolidated statement of financial condition reflects a liability for unrecognized tax benefits of $286 million and approximately $131 million of accrued interest and penalties. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated income tax obligations about which there is uncertainty have been excluded from the contractual obligations table. See Note 16: Income Taxes to our consolidated financial statements for further information concerning our tax obligations.
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At

December 31, 2015, our unused commitments were approximately $178.7 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may restrict our ability to increase the rates that we charge to customers for new loans. At December 31, 2015, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2015, we estimate that net interest income over the following 12-month period would increase by approximately $217 million, or 3%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2014, we estimated that net interest income over the following 12-month period would increase by approximately $167 million, or 2%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their historical minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further assuming U.S. market interest rates continue to remain above zero percent. Sustained negative interest rates for an economy the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that U.S market interest rates could fall below zero percent, this has not historically occurred in the United States. Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior, and the overall growth and composition of the balance sheet. These assumptions are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented above. Our actual earnings are dependent on multiple factors including, but not limited to, the direction and timing of changes in interest rates the movement of short-term versus long-term rates, balance sheet design, competitor actions which may affect pricing decisions in our loans and deposits, and strategic actions undertaken by management.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Discover Financial Services
Riverwoods, IL
We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition, and related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows as of and for the year ended December 31, 2015 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements.
Chicago, Illinois
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Discover Financial Services
Riverwoods, IL
We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Discover Financial Services at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
Chicago, Illinois
February 24, 2016

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Financial Condition

	December 31,
	2015	2014
	(dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$9,572	$7,284
Restricted cash	99	106
Investment securities (includes $2,963 and $3,847 at fair value at December 31, 2015 and 2014, respectively)	3,084	3,949
Loan receivables:
Loan receivables (includes $0 and $122 at fair value at December 31, 2015 and 2014, respectively)	72,385	69,969
Allowance for loan losses	(1,869)	(1,746)
Net loan receivables	70,516	68,223
Premises and equipment, net	693	670
Goodwill	255	257
Intangible assets, net	168	176
Other assets	2,549	2,461
Total assets	$86,936	$83,126
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$47,157	$45,792
Non-interest bearing deposit accounts	437	297
Total deposits	47,594	46,089
Short-term borrowings	—	113
Long-term borrowings	24,724	22,544
Accrued expenses and other liabilities	3,343	3,246
Total liabilities	75,661	71,992
Commitments, contingencies and guarantees (Notes 16, 19, and 20)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 560,679,352 and 558,194,324 shares issued at December 31, 2015 and 2014, respectively	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued and outstanding and aggregate liquidation preference of $575 at December 31, 2015 and 2014, respectively	560	560
Additional paid-in capital	3,885	3,790
Retained earnings	13,250	11,467
Accumulated other comprehensive loss	(160)	(138)
Treasury stock, at cost; 139,000,423 and 109,006,038 shares at December 31, 2015 and 2014, respectively	(6,265)	(4,550)
Total stockholders’ equity	11,275	11,134
Total liabilities and stockholders’ equity	$86,936	$83,126

The table below presents the carrying amounts of certain assets and liabilities of Discover Financial Services’ consolidated variable interest entities ("VIEs") which are included in the consolidated statements of financial condition above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts for which creditors have recourse to the general credit of Discover Financial Services.

	December 31,
	2015	2014
	(dollars in millions)
Assets
Restricted cash	$99	$102
Loan receivables	$30,551	$32,304
Allowance for loan losses allocated to securitized loan receivables	$(811)	$(833)
Other assets	$34	$37
Liabilities
Long-term borrowings	$16,764	$17,395
Accrued expenses and other liabilities	$12	$11

See Notes to Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Income

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in millions, except per share amounts)
Interest income:
Credit card loans	$6,626	$6,359	$5,978
Other loans	1,243	1,151	997
Investment securities	49	67	74
Other interest income	27	19	15
Total interest income	7,945	7,596	7,064
Interest expense:
Deposits	623	614	698
Short-term borrowings	1	2	3
Long-term borrowings	639	518	445
Total interest expense	1,263	1,134	1,146
Net interest income	6,682	6,462	5,918
Provision for loan losses	1,512	1,443	1,086
Net interest income after provision for loan losses	5,170	5,019	4,832
Other income:
Discount and interchange revenue, net	1,117	979	1,126
Protection products revenue	261	314	350
Loan fee income	335	334	320
Transaction processing revenue	159	182	192
Gain on investments	9	4	5
Gain on origination and sale of mortgage loans	68	81	144
Other income	108	121	169
Total other income	2,057	2,015	2,306
Other expense:
Employee compensation and benefits	1,327	1,242	1,164
Marketing and business development	745	735	717
Information processing and communications	349	346	333
Professional fees	610	450	410
Premises and equipment	95	92	82
Other expense	489	475	488
Total other expense	3,615	3,340	3,194
Income before income tax expense	3,612	3,694	3,944
Income tax expense	1,315	1,371	1,474
Net income	$2,297	$2,323	$2,470
Net income allocated to common stockholders	$2,246	$2,270	$2,414
Basic earnings per common share	$5.14	$4.91	$4.97
Diluted earnings per common share	$5.13	$4.90	$4.96

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in millions)
Net income	$2,297	$2,323	$2,470
Other comprehensive (loss) income, net of taxes
Unrealized (loss) gain on available-for-sale investment securities, net of tax	(23)	4	(52)
Unrealized (loss) gain on cash flow hedges, net of tax	(13)	(20)	10
Unrealized pension plan gain (loss), net of tax	14	(53)	45
Foreign currency translation adjustments, net of tax	—	(1)	1
Other comprehensive (loss) income	(22)	(70)	4
Comprehensive income	$2,275	$2,253	$2,474

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
	(dollars in millions, shares in thousands)
Balance at December 31, 2012	575	$560	553,351	$5	$3,598	$7,472	$(72)	$(1,690)	$9,873
Net income	—	—	—	—	—	2,470	—	—	2,470
Other comprehensive income	—	—	—	—	—	—	4	—	4
Purchases of treasury stock	—	—	—	—	—	—	—	(1,296)	(1,296)
Common stock issued under employee benefit plans	—	—	66	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	1,933	—	86	—	—	—	86
Dividends — common stock ($0.60 per share)	—	—	—	—	—	(294)	—	—	(294)
Dividends — preferred stock ($65.00 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance at December 31, 2013	575	560	555,350	5	3,687	9,611	(68)	(2,986)	10,809
Net income	—	—	—	—	—	2,323	—	—	2,323
Other comprehensive loss	—	—	—	—	—	—	(70)	—	(70)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,564)	(1,564)
Common stock issued under employee benefit plans	—	—	62	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	2,782	—	100	—	—	—	100
Dividends — common stock ($0.92 per share)	—	—	—	—	—	(430)	—	—	(430)
Dividends — preferred stock ($65.00 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance at December 31, 2014	575	560	558,194	5	3,790	11,467	(138)	(4,550)	11,134
Net income	—	—	—	—	—	2,297	—	—	2,297
Other comprehensive loss	—	—	—	—	—	—	(22)	—	(22)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,715)	(1,715)
Common stock issued under employee benefit plans	—	—	83	—	4	—	—	—	4
Common stock issued and stock-based compensation expense	—	—	2,402	—	91	—	—	—	91
Dividends — common stock ($1.08 per share)	—	—	—	—	—	(477)	—	—	(477)
Dividends — preferred stock ($65.00 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance at December 31, 2015	575	$560	560,679	$5	$3,885	$13,250	$(160)	$(6,265)	$11,275

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in millions)
Cash flows from operating activities
Net income	$2,297	$2,323	$2,470
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,512	1,443	1,086
Depreciation and amortization	391	369	334
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(432)	(474)	(465)
Net gain on origination and sale of loans, investments, and other assets	(26)	(56)	(123)
Proceeds from sale of mortgage loans originated for sale	2,714	2,811	4,160
Net principal disbursed on mortgage loans originated for sale	(2,519)	(2,700)	(3,805)
Other, net	(8)	275	381
Changes in assets and liabilities:
Increase in other assets	(237)	(238)	(252)
Increase (decrease) in accrued expenses and other liabilities	162	73	(269)
Net cash provided by operating activities	3,854	3,826	3,517

Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	1,517	1,460	1,423
Purchases of available-for-sale investment securities	(677)	(390)	(325)
Maturities of held-to-maturity investment securities	17	10	29
Purchases of held-to-maturity investment securities	(37)	(53)	(2)
Net principal disbursed on loans originated for investment	(3,479)	(5,095)	(3,915)
Purchases of loan receivables	—	—	(136)
Purchases of other investments	(51)	(60)	(114)
Decrease in restricted cash	7	76	108
Proceeds from sale of premises and equipment	1	—	—
Purchases of premises and equipment	(168)	(145)	(231)
Proceeds from sale of subsidiaries	2	—	—
Net cash used for investing activities	(2,868)	(4,197)	(3,163)

Cash flows from financing activities
Net decrease in short-term borrowings	(113)	(27)	(231)
Proceeds from issuance of securitized debt	2,975	5,049	4,650
Maturities and repayment of securitized debt	(3,634)	(4,678)	(3,638)
Proceeds from issuance of other long-term borrowings	2,789	1,646	1,744
Payment of contingent consideration for purchase of net assets of a business, at fair value	—	—	(9)
Proceeds from issuance of common stock	5	5	13
Purchases of treasury stock	(1,715)	(1,564)	(1,296)
Net increase in deposits	1,510	1,137	2,782
Dividends paid on common and preferred stock	(515)	(467)	(399)
Net cash provided by financing activities	1,302	1,101	3,616
Net increase in cash and cash equivalents	2,288	730	3,970
Cash and cash equivalents, at beginning of period	7,284	6,554	2,584
Cash and cash equivalents, at end of period	$9,572	$7,284	$6,554

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$1,070	$933	$975
Income taxes, net of income tax refunds	$1,341	$1,388	$1,348

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Background and Basis of Presentation
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
The Company’s business segments are Direct Banking and Payment Services. The Direct Banking segment includes Discover-branded credit cards issued to individuals on the Discover Network and other consumer products and services, including private student loans, personal loans, home equity loans, and other consumer lending and deposit products. The Company announced the closure of its the mortgage origination business in June 2015 as described in Note 3: Business Dispositions. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, the Company's credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.
The Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and the Company’s Network Partners business, which provides payment transaction processing and settlement services on the Discover Network. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club. Additionally until its sale on October 1, 2015, this segment included the business operations of Diners Club Italy, which primarily consisted of activity related to issuing Diners Club charge cards in that country.
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
It is also the Company's policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as defined by GAAP. On this basis, the Company consolidates the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT") as well as three student loan securitization trusts acquired in 2010. The Company is deemed to be the primary beneficiary of each of these trusts since it is, for each, the trust servicer and the holder of both the residual interest and the majority of the most subordinated interests. Because of those involvements, the Company has, for each trust, i) the power to direct the activities that most significantly impact the economic performance of the trust, and ii) the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. The Company has determined that it was not the primary beneficiary of any other variable interest entity during the years ended December 31, 2015, 2014 and 2013.

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
Recently Issued Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU will have limited impact on the Company since it does not change the guidance for classifying and measuring investments in debt securities or loans. The standard requires entities to measure certain cost-method equity investments at fair value with changes in value recognized in net income. Equity investments that do not have readily determinable fair values will be carried at cost, less any impairment, plus or minus changes resulting from any observable price changes in orderly transactions for an identical or similar investment of the same issuer. The guidance requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans) on the balance sheet or the accompanying notes to the financial statements. The new guidance will become effective for the Company on January 1, 2018 and is not expected to have a material impact to the financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The guidance in this update addresses whether a cloud computing arrangement contains a software license. Under the new guidance, a cloud computing arrangement contains a software license if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and provided it is feasible for the customer to either host the software internally or with an external party unrelated to the original vendor. Upon meeting both of these criteria, a customer should account for the software license within a cloud computing arrangement in a manner consistent with the acquisition of other software licenses. This could potentially change the timing of expense recognition associated with the contract. If a cloud computing arrangement does not meet both criteria, a customer will account for the arrangement entirely as a service contract. The new guidance will become effective for the Company on January 1, 2016. Management is in the process of evaluating existing contractual arrangements to determine whether any will be impacted by the ASU.
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The guidance in this update was issued to improve targeted areas of the accounting rules for consolidation. The ASU changes the analysis companies will use to determine if certain types of legal entities should be consolidated. In addition, it modifies the determination of whether a limited liability entity should be evaluated as a variable interest entity ("VIE") or a voting interest entity and eliminates the presumption that a general partner should consolidate a limited partnership. The amendments primarily triggered a review of the Company’s tax credit investments, which typically utilize limited liability entities. As a result of that review, management determined its prior conclusions associated with the Company's tax credit investments continue to be appropriate. The new guidance will become effective for the Company on January 1, 2016.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes existing revenue recognition requirements in Topic 605, Revenue Recognition, including an assortment of transaction-specific and industry-specific rules. The ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore the Company’s net interest income should not be affected. The Company’s revenue from discount and interchange, protection products, transaction processing and certain fees are within the scope of these rules. Throughout 2015, management followed the discussions of the FASB and its Transition Resource Group pertaining to credit card arrangements, loyalty programs, and transaction processing arrangements, and how the new revenue recognition rules should be interpreted for each. Based on those discussions, management is considering the comments made as part of those discussions in its ongoing evaluation of the new standard. Management expects to complete its evaluation of the impact of this amendment in 2016. The new revenue recognition model will become effective for the Company on January 1, 2018. Upon adoption in 2018, as appropriate, the Company will record an adjustment to retained earnings as of the beginning of the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2018, without restating prior periods presented. Management has not yet determined which transition reporting option it will apply.

2.	Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents is defined by the Company as cash on deposit with banks, including time deposits and other highly liquid investments, with maturities of 90 days or less when purchased. Cash and cash equivalents included $934 million and $846 million of cash and due from banks and $8.6 billion and $6.4 billion of interest-earning deposits in other banks at December 31, 2015 and 2014, respectively.
Restricted Cash
Restricted cash includes cash for which the Company's ability to withdraw funds at any time is contractually limited. Restricted cash is generally designated for specific purposes arising out of certain contractual or other obligations.
Investment Securities
At December 31, 2015, investment securities consisted of U.S. Treasury and U.S. government agency obligations, mortgage-backed securities issued by government agencies and debt instruments issued by states and political subdivisions of states. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income included in stockholders' equity. The Company estimates the fair value of available-for-sale investment securities as more fully discussed in Note 21: Fair Value Measurements and Disclosures. The amortized cost for each held-to-maturity and available-for-sale investment security is adjusted for amortization of premiums or accretion of discounts, as appropriate. Such amortization or accretion is included in interest income. The Company evaluates its unrealized loss positions for other-than-temporary impairment in accordance with GAAP applicable for investments in debt and equity securities. Realized gains and losses and the credit loss portion of other-than-temporary impairments related to investment securities are determined at the individual security level and are reported in other income.
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

Allowance for Loan Losses
The Company maintains an allowance for loan losses at a level that is appropriate to absorb probable losses inherent in the loan portfolio. The estimate of probable incurred losses considers uncollectible principal, interest and fees reflected in the loan receivables. The allowance is evaluated quarterly for appropriateness and is maintained through an adjustment to the provision for loan losses. Charge-offs of principal amounts of loans outstanding are deducted from the allowance and subsequent recoveries of such amounts increase the allowance. Charge-offs of loan balances representing unpaid interest and fees result in a reversal of interest and fee income, respectively, which is effectively a reclassification of provision of loan losses (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”).
The Company calculates its allowance for loan losses by estimating probable losses separately for classes of the loan portfolio with similar loan characteristics, which generally results in segmenting the portfolio by loan product type.
The Company bases its allowance for loan loss on several analyses that help estimate incurred losses as of the balance sheet date. While the Company's estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. For substantially all of its loan receivables, the Company uses a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The Company uses other analyses to estimate losses incurred on non-delinquent accounts. The considerations in these analyses include past and current loan performance, loan growth and seasoning, current risk management practices, account collection strategies, economic conditions, bankruptcy filings, policy changes and forecasting uncertainties. For the majority of its portfolio, the Company estimates its allowance for loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest and/or certain loans that have defaulted from a loan modification program.
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
Goodwill
Goodwill is recorded as part of the Company's acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company's goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level annually as of October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's reported goodwill relates to PULSE, which it acquired in 2005. The Company's goodwill impairment analysis is a two-step test. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds its carrying value including goodwill, goodwill is not impaired. If the carrying value including goodwill exceeds its fair value, goodwill is potentially impaired and the second step of the test becomes necessary. In the second step, the implied fair value of goodwill is derived and compared to the carrying amount of goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the fair values of all identifiable assets less the liabilities associated with the reporting unit. If the carrying value of goodwill allocated to the reporting unit exceeds its implied fair value, an impairment charge is recorded for the excess. No impairment charges were identified during the impairment test conducted at October 1, 2015.
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
The Company's non-amortizable intangible assets consist of the international transaction processing rights and brand-related intangibles included in the acquisition of Diners Club as well as the trade names acquired in The Student Loan Corporation acquisition. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. All of the Company's non-amortizable intangible assets are subject to a test for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As required by GAAP, if the carrying value of a non-amortizable intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings. In contrast to amortizable intangibles, there is no test for recoverability associated with the impairment test for non-amortizable intangible assets. No impairment charges were identified during the impairment test conducted at October 1, 2015.

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
Advertising Costs
The Company expenses television advertising costs in the period in which the advertising is first aired and all other advertising costs as incurred. Advertising costs are recorded in marketing and business development and were $198 million, $194 million and $208 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The Company recognizes fees (except annual fees, balance transfer fees and certain product fees) on loan receivables in interest income or loan fee income as the fees are assessed. Annual fees, balance transfer fees and certain product fees are recognized in interest income or loan fee income ratably over the periods to which they relate. Balance transfer fees are accreted to interest income over the life of the related balance. As of December 31, 2015 and 2014, deferred revenues related to balance transfer fees, recorded as a reduction of loan receivables, were $36 million and $40 million, respectively. Loan fee income consists of fees on credit card loans and includes annual, late, returned check, cash advance and other miscellaneous fees and is reflected net of waivers and charge-offs.
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one year period and recorded in interest income from credit card loans. Direct loan origination costs on other loan receivables are deferred and amortized over the life of the loan using the interest method and are recorded in interest income from other loans. As of December 31, 2015 and 2014, the remaining unamortized deferred costs related to loan origination were $58 million and $63 million, respectively, and were recorded in loan receivables.
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
Customer Rewards
The Company offers its customers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain customers a reward equal to a percentage of their credit card purchase amounts based on the type and volume of the customer's purchases. The liability for customer rewards, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition, is recorded on an individual customer basis and is accumulated as qualified customers earn rewards through their ongoing credit card purchase activity or other defined actions. The Company recognizes customer rewards costs as a reduction of the related revenue, if any. In instances where a reward is not associated with a revenue-generating transaction, such as when a reward is given for opening an account, the reward cost is recorded as an operating expense. For the years ended December 31, 2015, 2014 and 2013, rewards costs, adjusted for estimated forfeitures, if any, amounted to $1.3 billion, $1.4 billion and $1.0 billion, respectively. The liability for customer rewards was $1.4 billion at December 31, 2015 and 2014 and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.
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
Transaction Processing Revenue
Transaction processing revenue represents fees charged to financial institutions and merchant acquirers/processors for processing ATM and debit POS transactions over the PULSE network and is recognized at the time the transactions are processed. Transaction processing revenue also includes network participant revenue earned by PULSE related to fees charged for maintenance, support, information processing and other services provided to financial institutions, processors and other participants in the PULSE network. These revenues are recognized in the period that the related transactions occur or services are rendered.
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
Incentive Payments
The Company makes certain incentive payments under contractual arrangements with financial institutions, Diners Club licensees, merchants, acquirers and certain other customers. These payments are generally classified as contra-revenue unless a specifically identifiable benefit is received by the Company in consideration for the payment and the fair value of such benefit can be reasonably estimated. If no such benefit is identified, then the entire payment is classified as contra-revenue, and included in the consolidated statements of income in the line item where the related revenues are recorded. If the payment gives rise to an asset because it is expected to directly or indirectly contribute to future net cash inflows, it is deferred and recognized over the expected benefit period. The unamortized portion of the deferred incentive payments included in other assets on the consolidated statements of financial condition was $21 million and $22 million at December 31, 2015 and 2014, respectively.

3.	Business Dispositions
On June 16, 2015, the Company announced the closing of the mortgage origination business it acquired in 2012, which is part of its Direct Banking segment. The disposition represents the exiting of an ancillary business that will not have a major impact on the Company’s operations. As part of the closure, the Company incurred approximately $28 million of exit expenses for the year ended December 31, 2015, recorded in other expense within the consolidated statements of income.

4.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	December 31,
	2015	2014	2013
U.S. Treasury securities(1)	$1,273	$1,330	$2,058
U.S. government agency securities	494	1,033	1,561
States and political subdivisions of states	7	10	15
Other securities
Credit card asset-backed securities of other issuers	—	—	6
Residential mortgage-backed securities - Agency(2)	1,310	1,576	1,351
Total other securities	1,310	1,576	1,357
Total investment securities	$3,084	$3,949	$4,991

(1)	Includes $7 million, $16 million and $9 million of U.S. Treasury securities pledged as swap collateral as of December 31, 2015, 2014 and 2013, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2015
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$1,277	$1	$(6)	$1,272
U.S. government agency securities	492	2	—	494
Residential mortgage-backed securities - Agency	1,195	6	(4)	1,197
Total available-for-sale investment securities	$2,964	$9	$(10)	$2,963
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	7	—	—	7
Residential mortgage-backed securities - Agency(4)	113	1	—	114
Total held-to-maturity investment securities	$121	$1	$—	$122

At December 31, 2014
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$1,317	$12	$—	$1,329
U.S. government agency securities	1,021	12	—	1,033
Residential mortgage-backed securities - Agency	1,473	13	(1)	1,485
Total available-for-sale investment securities	$3,811	$37	$(1)	$3,847
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	10	—	—	10
Residential mortgage-backed securities - Agency(4)	91	2	—	93
Total held-to-maturity investment securities	$102	$2	$—	$104

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$670	$(6)	$—	$—
Residential mortgage-backed securities - Agency	15	$486	$(4)	$—	$—

December 31, 2014
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	8	$97	$—	$225	$(1)

There were no losses related to other-than-temporary impairments during the years ended December 31, 2015, 2014 and 2013.
The following table provides information about proceeds from sales, recognized gains and losses and net unrealized gains and losses on available-for-sale securities (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Proceeds from the sales of available-for-sale investment securities	$899	$1,220	$719
Gains on sales of available-for-sale investment securities	$8	$4	$2
Net unrealized (losses) gains recorded in other comprehensive income, before tax	$(37)	$5	$(82)
Net unrealized (losses) gains recorded in other comprehensive income, after-tax	$(23)	$4	$(52)

Maturities and weighted-average yields of available-for-sale debt securities and held-to-maturity debt securities are provided in the tables below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At December 31, 2015
Available-for-Sale—Amortized Cost
U.S. Treasury securities	$600	$677	$—	$—	$1,277
U.S. government agency securities	492	—	—	—	492
Residential mortgage-backed securities - Agency	—	—	383	812	1,195
Total available-for-sale investment securities	$1,092	$677	$383	$812	$2,964

Held-to-Maturity—Amortized Cost
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	7	7
Residential mortgage-backed securities - Agency	—	—	—	113	113
Total held-to-maturity investment securities	$1	$—	$—	$120	$121

Available-for-Sale—Fair Values
U.S. Treasury securities	$602	$670	$—	$—	$1,272
U.S. government agency securities	494	—	—	—	494
Residential mortgage-backed securities - Agency	—	—	383	814	1,197
Total available-for-sale investment securities	$1,096	$670	$383	$814	$2,963

Held-to-Maturity—Fair Values
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	7	7
Residential mortgage-backed securities - Agency	—	—	—	114	114
Total held-to-maturity investment securities	$1	$—	$—	$121	$122

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At December 31, 2015
Available-for-Sale—Weighted-Average Yields(1)
U.S Treasury securities	1.37%	0.91%	—%	—%	1.13%
U.S government agency securities	1.53%	—%	—%	—%	1.53%
Residential mortgage-backed securities - Agency	—%	—%	1.54%	2.06%	1.89%
Total available-for-sale investment securities	1.44%	0.91%	1.54%	2.06%	1.50%

Held-to-Maturity—Weighted-Average Yields
U.S. Treasury securities	0.29%	—%	—%	—%	0.29%
State and political subdivisions of states	—%	—%	—%	4.66%	4.66%
Residential mortgage-backed securities	—%	—%	—%	2.78%	2.78%
Total held-to-maturity investment securities	0.29%	—%	—%	2.89%	2.88%

(1)	The weighted-average yield for available-for-sale investment securities is calculated based on the amortized cost.

The following table presents interest on investment securities (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Taxable interest	$49	$66	$73
Tax exempt interest	—	1	1
Total income from investment securities	$49	$67	$74

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting, and are recorded within other assets, and the related commitment for future investments is recorded in accrued expenses and other liabilities within the consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the consolidated statements of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of December 31, 2015 and 2014, the Company had outstanding investments in these entities of $328 million and $325 million, respectively, and related contingent liabilities of $57 million and $51 million, respectively. Of the above outstanding equity investments, the Company had $238 million and $201 million, respectively, of investments related to affordable housing projects, which had $57 million and $38 million related contingent liabilities as of December 31, 2015 and 2014, respectively.

5.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI student loans.
The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	December 31,
	2015	2014
Loan receivables
Credit card loans(1)	$57,896	$56,128
Other loans
Personal loans	5,490	5,007
Private student loans	5,647	4,850
Mortgage loans held for sale(2)	—	122
Other(3)	236	202
Total other loans	11,373	10,181
Purchased credit-impaired loans(4)	3,116	3,660
Total loan receivables	72,385	69,969
Allowance for loan losses	(1,869)	(1,746)
Net loan receivables	$70,516	$68,223

(1)
Amounts include $21.6 billion and $21.7 billion underlying investors’ interest in trust debt at December 31, 2015 and 2014, respectively, and $7.2 billion and $8.6 billion in seller's interest at December 31, 2015 and 2014, respectively. See Note 6: Credit Card and Student Loan Securitization Activities for further information.

(2)
On June 16, 2015, the Company announced that it was closing the mortgage origination business, as disclosed in Note 3: Business Dispositions. Pursuant to that announcement, the Company sold all mortgage loans held for sale in its portfolio and ceased originating new mortgages.

(3)	Other includes home equity loans.

(4)
Amounts include $1.7 billion and $2.0 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at December 31, 2015 and 2014, respectively. See Note 6: Credit Card and Student Loan Securitization Activities.

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
Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for mortgage loans held for sale and PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At December 31, 2015
Credit card loans(2)	$505	$490	$995	$422	$198
Other loans
Personal loans(3)	34	15	49	13	6
Private student loans (excluding PCI)(4)	84	24	108	25	—
Other	—	1	1	—	20
Total other loans (excluding PCI)	118	40	158	38	26
Total loan receivables (excluding PCI)	$623	$530	$1,153	$460	$224

At December 31, 2014
Credit card loans(2)	$491	$480	$971	$442	$157
Other loans
Personal loans(3)	29	11	40	10	5
Private student loans (excluding PCI)(4)	62	25	87	25	—
Other	1	1	2	—	21
Total other loans (excluding PCI)	92	37	129	35	26
Total loan receivables (excluding PCI)	$583	$517	$1,100	$477	$183

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $30 million, $27 million and $29 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)
Credit card loans that are 90 or more days delinquent and accruing interest include $42 million and $43 million of loans accounted for as troubled debt restructurings at December 31, 2015 and 2014, respectively.

(3)
Personal loans that are 90 or more days delinquent and accruing interest include $4 million and $3 million of loans accounted for as troubled debt restructurings at both December 31, 2015 and 2014, respectively.

(4)
Private student loans that are 90 or more days delinquent and accruing interest include $3 million and $5 million of loans accounted for as troubled debt restructurings at December 31, 2015 and 2014, respectively.

Information related to the net charge-offs in the Company’s loan portfolio is shown below by each class of loan receivables except for mortgage loans held for sale and PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	For the Years Ended December 31,
	2015		2014		2013
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans	$1,220	2.22%	$1,191	2.27%	$1,100	2.21%
Other loans
Personal loans	112	2.15%	94	2.04%	79	2.13%
Private student loans (excluding PCI)	56	1.07%	57	1.29%	46	1.30%
Other	1	0.79%	3	0.76%	1	1.96%
Total other loans (excluding PCI)	169	1.57%	154	1.63%	126	1.67%
Net charge-offs as a percentage of total loans (excluding PCI)	$1,389	2.12%	$1,345	2.17%	$1,226	2.14%
Net charge-offs as a percentage of total loans (including PCI)	$1,389	2.01%	$1,345	2.04%	$1,226	1.98%

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
At December 31, 2015
Credit card loans	83%	17%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

At December 31, 2014
Credit card loans	83%	17%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At December 31, 2015 and 2014, there were $31 million and $49 million of private student loans, including PCI, in forbearance, respectively, which as a percentage of student loans in repayment and forbearance were 0.5% and 0.8%, respectively.

Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses for the periods presented (dollars in millions):

	For the Year Ended December 31, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	1,300	147	64	1	1,512
Deductions
Charge-offs	(1,660)	(129)	(65)	(1)	(1,855)
Recoveries	440	17	9	—	466
Net charge-offs	(1,220)	(112)	(56)	(1)	(1,389)
Balance at end of period	$1,554	$155	$143	$17	$1,869

	For the Year Ended December 31, 2014
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions
Provision for loan losses	1,259	102	79	3	1,443
Deductions
Charge-offs	(1,636)	(105)	(62)	(3)	(1,806)
Recoveries	445	11	5	—	461
Net charge-offs	(1,191)	(94)	(57)	(3)	(1,345)
Balance at end of period	$1,474	$120	$135	$17	$1,746

	For the Year Ended December 31, 2013
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions
Provision for loan losses	893	92	84	17	1,086
Deductions
Charge-offs	(1,604)	(86)	(48)	(1)	(1,739)
Recoveries	504	7	2	—	513
Net charge-offs	(1,100)	(79)	(46)	(1)	(1,226)
Balance at end of period	$1,406	$112	$113	$17	$1,648

(1)	Includes both PCI and non-PCI private student loans.

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$278	$283	$280
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$71	$69	$59

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(1)	Other Loans(2)	Total
At December 31, 2015
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,394	$140	$92	$1	$1,627
Evaluated for impairment in accordance with ASC 310-10-35(3)(4)	160	15	15	16	206
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	36	—	36
Total allowance for loan losses	$1,554	$155	$143	$17	$1,869
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$56,877	$5,422	$5,599	$179	$68,077
Evaluated for impairment in accordance with ASC 310-10-35(3)(4)	1,019	68	48	57	1,192
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	3,116	—	3,116
Total recorded investment	$57,896	$5,490	$8,763	$236	$72,385

At December 31, 2014
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,314	$114	$96	$1	$1,525
Evaluated for impairment in accordance with ASC 310-10-35(3)(4)	160	6	11	16	193
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	28	—	28
Total allowance for loan losses	$1,474	$120	$135	$17	$1,746
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$55,091	$4,952	$4,812	$142	$64,997
Evaluated for impairment in accordance with ASC 310-10-35(3)(4)	1,037	55	38	60	1,190
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	3,660	—	3,660
Total recorded investment	$56,128	$5,007	$8,510	$202	$69,847

(1)	Includes both PCI and non-PCI private student loans.

(2)	Excludes mortgage loans held for sale. Certain other loans, including non-performing Diners Club licensee loans, are individually evaluated for impairment.

(3)
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

(4)
The unpaid principal balance of credit card loans was $869 million and $878 million at December 31, 2015 and 2014 respectively. The unpaid principal balance of personal loans was $67 million and $54 million at December 31, 2015 and 2014, respectively. The unpaid principal balance of student loans was $47 million and $37 million at December 31, 2015 and 2014, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

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

Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Year Ended December 31, 2015
Credit card loans
Modified credit card loans(3)	$261	$47	$3
Internal programs	$450	$12	$61
External programs	$307	$23	$11
Personal loans	$62	$7	$2
Private student loans	$43	$3	N/A

For the Year Ended December 31, 2014
Credit card loans
Modified credit card loans(3)	$252	$45	$3
Internal programs	$452	$12	$61
External programs	$365	$27	$13
Personal loans	$48	$5	$1
Private student loans	$32	$3	N/A

For the Year Ended December 31, 2013
Credit card loans
Modified credit card loans(3)	$269	$49	$3
Internal programs	$468	$9	$66
External programs	$463	$36	$11
Personal loans	$26	$3	$1
Private student loans	$22	$2	N/A

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

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the years ended December 31, 2015, 2014 and 2013, the Company quantified the amount by which interest and fees were reduced during the periods. During the years ended December 31, 2015, 2014 and 2013, the Company forgave approximately $44 million, $42 million and $40 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.

The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Years Ended December 31,
	2015		2014		2013
	Number of Accounts	Balances	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans
Internal programs	52,850	$339	48,041	$316	40,653	$256
External programs	30,629	$154	32,443	$169	35,020	$189
Personal loans	4,243	$50	3,528	$42	2,178	$27
Private student loans	1,362	$20	1,453	$21	877	$17

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Years Ended December 31,
	2015		2014		2013
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans
Internal programs(1)(2)	11,273	$69	10,195	$62	9,186	$57
External programs(1)(2)	7,026	$27	7,363	$30	8,481	$36
Personal loans(2)	644	$7	433	$5	284	$3
Private student loans(3)	1,103	$16	1,155	$18	628	$12

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
Of the account balances that defaulted as shown above for the years ended December 31, 2015, 2014 and 2013, approximately 40%, 35% and 40%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at December 31, 2015 and 2014. Total PCI student loans had an outstanding balance of $3.3 billion and $3.9 billion, including accrued interest, and a related carrying amount of $3.1 billion and $3.7 billion, as of December 31, 2015 and 2014, respectively.

The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$1,341	$1,580	$2,072
Accretion into interest income	(220)	(260)	(272)
Other changes in expected cash flows	(156)	21	(220)
Balance at end of period	$965	$1,341	$1,580

Periodically the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. During the years ended December 31, 2015 and 2013, the Company recorded $8 million and $28 million of provision expense, respectively, due to higher expected losses on its pools. No provision expense was recorded during the year ended December 31, 2014. The allowance for PCI loan losses at December 31, 2015 and 2014 was $36 million and $28 million, respectively. For the year ended December 31, 2015, the changes to the expected cash flow assumptions resulted in a decrease in accretable yield due primarily to changes in expected future prepayments based on model updates and assumptions changes as well as actual borrower prepayments. For the years ended December 31, 2014 and 2013, the changes in expected cash flow assumptions resulted in an increase and decrease, respectively, related to expected life of the loans. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At December 31, 2015, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.53% and 0.88%, respectively. At December 31, 2014, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which includes loans not yet in repayment) were 2.35% and 0.75%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans for the years ended December 31, 2015, 2014 and 2013 was 0.55%, 0.64% and 1.36%, respectively.
Mortgage Loans Held For Sale
The following table provides a summary of the initial unpaid principal balance of mortgage loans sold during each period, by type of loan (dollars in millions):

	For the Years Ended December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Conforming(1)	$2,307	87.52%	$2,484	90.79%	$2,721	67.77%
FHA(2)	308	11.68	212	7.75	1,290	32.13
Jumbo(3)	6	0.23	34	1.24	4	0.10
VA(4)	15	0.57	6	0.22	—	—
Total	$2,636	100.00%	$2,736	100.00%	$4,015	100.00%

(1)	Conforming loans are loans that conform to Government-Sponsored Enterprises guidelines.

(2)	FHA loans are loans that are insured by the Federal Housing Administration and are typically made to borrowers with low down payments. The initial loan amount must be within certain limits.

(3)	Jumbo loans are loans with an initial amount larger than the limits set by a Government-Sponsored Enterprise.

(4)	VA loans are loans that are insured by and conform to the Department of Veteran Affairs guidelines.

Geographical Distribution of Loans
The Company originates credit card loans throughout the United States. The geographic distribution of the Company's credit card loan receivables was as follows (dollars in millions):

	December 31,
	2015		2014
	$	%	$	%
California	$4,947	8.5%	$4,776	8.5%
Texas	4,781	8.3	4,557	8.1
New York	4,061	7.0	3,929	7.0
Florida	3,463	6.0	3,287	5.9
Illinois	3,170	5.5	3,114	5.5
Pennsylvania	3,071	5.3	2,989	5.3
Ohio	2,511	4.3	2,449	4.4
New Jersey	2,163	3.7	2,113	3.8
Georgia	1,687	2.9	1,630	2.9
Michigan	1,661	2.9	1,634	2.9
Other States	26,381	45.6	25,650	45.7
Total credit card loans	$57,896	100.0%	$56,128	100.0%

The Company originates personal loans, student loans and other loans, and has PCI loans throughout the United States. The table below does not include mortgage loans held for sale. The geographic distribution of personal, student, other and PCI loan receivables was as follows (dollars in millions):

	December 31,
	2015		2014
	$	%	$	%
New York	$1,743	12.0%	$1,738	12.7%
California	1,312	9.1	1,267	9.2
Pennsylvania	1,059	7.3	1,004	7.3
Illinois	865	6.0	794	5.8
Texas	804	5.5	742	5.4
New Jersey	737	5.1	687	5.0
Ohio	584	4.0	540	3.9
Florida	578	4.0	538	3.9
Massachusetts	559	3.9	550	4.0
Michigan	524	3.6	512	3.7
Other States	5,724	39.5	5,347	39.1
Total other loans (including PCI loans)	$14,489	100.0%	$13,719	100.0%

6.	Credit Card and Student Loan Securitization Activities
Credit Card Securitization Activities
The Company accesses the term asset securitization market through DCMT and DCENT, which are trusts into which credit card loan receivables are transferred (or, in the case of DCENT, into which beneficial interests in DCMT are transferred) and from which DCENT issues notes to investors.
The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. In order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes. The subordinated class are held by wholly-owned subsidiaries of Discover Bank. The company is exposed to credit-related risk of loss associated with trust assets as of the balance sheet date through the retention of these subordinated interests. The probable loss is included in the Company's allowance for loan loss estimate.
The Company’s credit card securitizations are accounted for as secured borrowings and the trusts and Discover Funding LLC are treated as consolidated subsidiaries of the Company. The Company’s retained interests in the assets of the trusts, consisting of investments in DCENT notes and previously outstanding DCMT certificates held by subsidiaries of Discover Bank, constitute intercompany positions which are eliminated in the preparation of the Company’s consolidated statements of financial condition.
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
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	December 31,
	2015	2014
Restricted cash	$19	$16
Investors’ interests held by third-party investors	15,625	15,950
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	6,017	5,789
Seller’s interest	7,231	8,596
Loan receivables(1)	28,873	30,335
Allowance for loan losses allocated to securitized loan receivables(1)	(783)	(805)
Net loan receivables	28,090	29,530
Other	34	37
Carrying value of assets of consolidated variable interest entities	$28,143	$29,583

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

Through its wholly-owned indirect subsidiary, Discover Funding LLC, the Company is required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those certificated interests held by the Company). If the level of receivables in the trust was to fall below the required minimum, the Company would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller's interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. The Company retains significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT and previously issued DCMT. In addition, the Company has the right to remove a random selection of accounts, which would serve to decrease the amount of credit card loan receivables restricted for securitization investors, subject to certain requirements including that the minimum seller's interest is still met.
In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of December 31, 2015, no economic or other early amortization events have occurred.
The table below provides information concerning investors’ interests and related excess spread (dollars in millions):

	Investors’ Interests(1)	Number of Series Outstanding	3-Month Rolling Average Excess Spread
At December 31, 2015
Discover Card Execution Note Trust (DiscoverSeries notes)	$21,642	37	14.03%

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.
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
Student Loan Securitization Activities
The Company’s student loan securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company. Trust receivables underlying third-party investors’ interests are recorded in PCI loans, and the related debt issued by the trusts is reported in long-term borrowings. The assets of the Company’s consolidated VIEs are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trusts.
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
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	December 31,
	2015	2014
Restricted cash	$80	$86

Student loan receivables(1)	1,678	1,969
Allowance for loan losses allocated to securitized loan receivables(1)	(28)	(28)
Net student loan receivables	1,650	1,941
Carrying value of assets of consolidated variable interest entities	$1,730	$2,027

(1)
The Company maintains its allowance for loan losses on PCI loans sufficient to absorb probable decreases in cash flows that were previously expected. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

7.	Premises and Equipment
A summary of premises and equipment, net is as follows (dollars in millions):

	December 31,
	2015	2014
Land	$42	$43
Buildings and improvements	607	589
Capitalized equipment leases	2	2
Furniture, fixtures and equipment	804	753
Software	477	422
Premises and equipment	1,932	1,809
Less: Accumulated depreciation	(979)	(905)
Less: Accumulated amortization of software	(260)	(234)
Premises and equipment, net	$693	$670

Depreciation expense, which includes amortization of assets recorded under capital leases, was $81 million, $78 million and $65 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense on capitalized software was $53 million, $48 million and $41 million for the years ended December 31, 2015, 2014 and 2013, respectively.

8.	Goodwill and Intangible Assets
Goodwill
As of December 31, 2015 and 2014, the Company had goodwill of $255 million and $257 million, respectively, related to PULSE, part of the Payment Services segment.
The Company conducted its annual goodwill impairment test as of October 1, 2015 and no impairment charges were identified. The annual goodwill impairment test as of October 1, 2014 resulted in the recognition of non-cash impairment charge of $27 million related to the Discover Home Loans business based on its carrying values exceeding its fair values. The Company reduced its fair value estimate as a result of a 2014 fourth quarter reevaluation of the forecasts due to continuing challenges faced in developing a scalable direct-to-consumer purchase mortgage origination business. The impairment charge was recorded in the other expense line as a component of total other expense in the accompanying consolidated and combined statements of income and within the Direct Banking segment.

The fair value of the Discover Home Loans reporting unit was estimated using a discounted cash flow method that incorporated the financial forecasts incorporating assumptions about the amount and timing of future cash flows, discount rates and other factors that are inherently uncertain and judgmental in nature.
Intangible Assets
The Company's amortizable intangible assets consisting of customer relationships and trade names resulted from various acquisitions and are primarily included in the Payment Services segment.
Non-amortizable intangible assets consist of trade name intangibles recognized in the acquisition of SLC, along with international transaction processing rights and trade name intangibles which are primarily included in the Payment Services segment. The Company conducted its annual impairment test of intangible assets as of October 1, 2015 and October 1, 2014 and no impairment charges were identified.
The following table summarizes the Company's intangible assets (dollars in millions):

		December 31,
		2015			2014
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets
Customer relationships	16 years	$69	$61	$8	$72	$60	$12
Trade name and other	25 years	8	3	5	8	3	5
Proprietary software	N/A	—	—	—	6	2	4
Non-compete agreements	N/A	—	—	—	2	2	—
Total amortizable intangible assets		77	64	13	88	67	21
Non-amortizable intangible assets
Trade names	N/A	132	—	132	132	—	132
International transaction processing rights	N/A	23	—	23	23	—	23
Total non-amortizable intangible assets		155	—	155	155	—	155
Total intangible assets		$232	$64	$168	$243	$67	$176

Amortization expense related to the Company's intangible assets was $4 million, $10 million and $12 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table presents expected intangible asset amortization expense for the next five years based on intangible assets at the end of the current period (dollars in millions):

Year	Amount
2016	$3
2017	$2
2018	$2
2019	$2
2020	$1

9.	Deposits
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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	December 31,
	2015	2014
Certificates of deposit in amounts less than $100,000	$20,554	$21,502
Certificates of deposit in amounts $100,000 or greater(1)	5,228	5,634
Savings deposits, including money market deposit accounts	21,375	18,656
Total interest-bearing deposits	$47,157	$45,792

(1)
Includes $1.1 billion and $1.2 billion in certificates of deposit greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of December 31, 2015 and December 31, 2014 , respectively.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

Maturity Period	December 31, 2015
Three months or less	$807
Over three months through six months	484
Over six months through twelve months	1,465
Over twelve months	2,472
Total	$5,228

The following table summarizes certificates of deposit maturing over the next five years and thereafter (dollars in millions):

Year	December 31, 2015
2016	$11,019
2017	5,592
2018	3,338
2019	1,875
2020	1,918
Thereafter	2,040
Total	$25,782

10.	Long-Term Borrowings
Long-term borrowings consist of borrowings and capital leases having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	December 31, 2015				December 31, 2014
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2016-2020	0.69%-5.65%	1.96%	$9,171	$8,950
Floating-rate asset-backed securities(2)(3)	2016-2019	0.51%-0.78%	0.66%	6,450	7,000
Total Discover Card Master Trust I and Discover Card Execution Note Trust				15,621	15,950

Floating-rate asset-backed securities(4)(5)(6)(7)	2031-2042	0.49%-4.25%	2.02%	1,143	1,445
Total SLC Private Student Loan Trusts				1,143	1,445
Total Long-Term Borrowings - owed to securitization investors				16,764	17,395

Discover Financial Services (Parent Company)
Fixed-rate senior notes(1)	2017-2025	3.75%-10.25%	4.75%	2,079	1,558
Fixed-rate retail notes	2022-2025	3.50%-4.05%	3.80%	40	—

Discover Bank
Fixed-rate senior bank notes(1)	2018-2026	2.00%-4.25%	3.16%	5,143	2,892
Fixed-rate subordinated bank notes	2019-2020	7.00%-8.70%	7.49%	698	698

Capital lease obligations(8)	2016	4.51%	4.51%	—	1
Total long-term borrowings				$24,724	$22,544

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”). Use of these interest rate swaps impacts carrying value of the debt. See Note 22: Derivatives and Hedging Activities.

(2)
Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 18 to 45 basis points and 3-month LIBOR + 20 basis points as of December 31, 2015.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 22: Derivatives and Hedging Activities.

(4)
SLC Private Student Loan Trusts floating-rate asset-backed securities include issuances with the following interest rate terms: 3-month LIBOR + 17 to 45 basis points, Prime rate + 75 to 100 basis points and 1-month LIBOR + 350 basis points as of December 31, 2015.

(5)
The Company acquired an interest rate swap related to the securitized debt assumed in the SLC transaction. The swap does not qualify for hedge accounting and has no impact on debt carrying value. See Note 22: Derivatives and Hedging Activities.

(6)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(7)	Includes $311 million of senior notes maturing in 2031, $659 million of senior and subordinated notes maturing in 2036 and $173 million of senior notes maturing in 2042 as of December 31, 2015.

(8)	As of December 31, 2015, the outstanding amount of capital lease obligations was not material.

The following table summarizes long-term borrowings maturing over each of the next five years and thereafter (dollars in millions):

Year	Amount
2016	$3,050
2017	5,104
2018	5,275
2019	3,278
2020	3,095
Thereafter	4,922
Total	$24,724

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of December 31, 2015, the total commitment of secured credit facilities through private providers was $6.8 billion, none of which was drawn at December 31, 2015. On October 15, 2015, $1.0 billion of the total commitment of secured credit facilities through private providers was terminated by the Company. The Company determined that appropriate levels of capacity are in place following the termination of this agreement. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in calendar years 2017 and 2018. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

11.	Stock-Based Compensation Plans
The Company has two stock-based compensation plans: the Discover Financial Services Omnibus Incentive Plan ("Omnibus Plan") and the Discover Financial Services Directors' Compensation Plan ("Directors' Compensation Plan").
Omnibus Plan
The Omnibus Plan, which is stockholder approved, provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based and/or cash awards (collectively, “awards”). Currently, the Company does not have any stock appreciation rights or restricted stock outstanding. The total number of shares that may be granted is 45 million shares, subject to adjustments for certain transactions as described in the Omnibus Plan document. Shares granted under the Omnibus Plan may be the following: (i) authorized but unissued shares, and (ii) treasury shares that the Company acquires in the open market, in private transactions or otherwise.
Directors' Compensation Plan
The Directors' Compensation Plan, which is stockholder approved, permits the grant of RSUs to non-employee directors. Under the Directors' Compensation Plan, the Company may issue awards of up to a total of 1,000,000 shares of common stock to non-employee directors. Shares of stock that are issuable pursuant to the awards granted under the Directors' Compensation Plan may be authorized but unissued shares, treasury shares or shares that the Company acquires in the open market. Annual awards for eligible directors are calculated by dividing $130,000 by the fair market value of a share of stock on the date of grant and are subject to a restriction period whereby 100% of such units shall vest on the one year anniversary of the date of grant. RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.

Stock-Based Compensation
The following table details the compensation cost, net of forfeitures (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
RSUs	$34	$33	$31
PSUs	22	27	28
Total stock-based compensation expense	$56	$60	$59

Income tax benefit	$21	$22	$22

RSUs
The following table sets forth the activity related to vested and unvested RSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)
RSUs at December 31, 2014	3,362,398	$32.92	$220
Granted	822,117	$56.71
Conversions to common stock	(1,155,136)	$30.69
Forfeited	(112,216)	$48.32
RSUs at December 31, 2015	2,917,163	$39.97	$156

The following table sets forth the activity related to unvested RSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested RSUs at December 31, 2014(1)	1,862,727	$37.48
Granted	822,117	$56.71
Vested	(1,124,383)	$33.47
Forfeited	(112,216)	$48.32
Unvested RSUs at December 31, 2015(1)	1,448,245	$50.67

(1)	Unvested RSUs represent awards where recipients have yet to satisfy either explicit vesting terms or retirement-eligibility requirements.
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
The following table summarizes the total intrinsic value of the RSUs converted to common stock and the total grant-date fair value of RSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2015	2014	2013
Intrinsic value of RSUs converted to common stock	$71	$72	$63
Grant-date fair value of RSUs vested	$38	$30	$27
Weighted-average grant-date fair value of RSUs granted	$56.71	$54.01	$42.14

As of December 31, 2015 and 2014, there was $28 million and $24 million, respectively, of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 1.5 years and 2.3 years.
RSUs provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate). RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.
PSUs
The following table sets forth the activity related to vested and unvested PSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)
PSUs at December 31, 2014	1,559,675	$36.92	$102
Granted	354,773	$57.32
Conversions to common stock	(612,748)	$24.74
Forfeited	(130,315)	$48.33
PSUs at December 31, 2015	1,171,385	$48.21	$63

The following table sets forth the activity related to unvested PSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested PSUs at December 31, 2014	1,465,365	$37.71
Granted	354,773	$57.32
Vested	(518,438)	$24.74
Forfeited	(130,315)	$48.33
Unvested PSUs at December 31, 2015(1)(2)(3)	1,171,385	$48.21

(1)
Includes 511,524 PSUs granted in 2013 that are earned based on the Company's achievement of EPS during the three-year performance period which ends December 31, 2015 and are subject to the requisite service period which ended February 1, 2016.

(2)
Includes 340,838 PSUs granted in 2014 that are earned based on the Company's achievement of EPS during the three-year performance period which ends December 31, 2016 and are subject to the requisite service period which ends February 1, 2017.

(3)
Includes 319,023 PSUs granted in 2015 that may be earned based on the Company's achievement of EPS during the three-year performance period which ends December 31, 2017 and are subject to the requisite service period which ends February 1, 2018.

Compensation cost associated with PSUs is determined based on the number of instruments granted, the fair value on the date of grant, and the performance factor. The fair value is amortized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Each PSU outstanding at December 31, 2015 is a restricted stock instrument that is subject to additional conditions and constitutes a contingent and unsecured promise by the Company to pay up to 1.5 shares per unit of the Company's common stock on the conversion date for the PSU, contingent on the number of PSUs to be issued. PSUs have a performance period of three years and a vesting period of three years. The requisite service period of an award, having both performance and service conditions, is the longest of the explicit, implicit and derived service periods.
As of December 31, 2015, there was $22 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 0.9 years. As of December 31, 2014, there was $27 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 0.8 years.
PSUs provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate). PSUs include the right to receive dividend equivalents which will accumulate and pay out in cash, if at all, if and when the underlying shares are issued.

Stock Options
Option awards are granted with an exercise price equal to the fair market value of one share of the Company's common stock at the date of grant; these types of awards expire ten years from the grant date and may be subject to restrictions on transfer, vesting requirements, which are set at the discretion of the Compensation and Leadership Development Committee of the Company's board of directors, or cancellation under specified circumstances. Stock awards also may be subject to similar restrictions determined at the time of grant under this plan. Certain option awards provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate).
The following table sets forth the activity concerning stock option activity:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2014	115,505	$26.40	1.90 years	$5
Granted(1)	—	$—
Exercised	(21,793)	$25.18
Expired	—	$—
Options outstanding at December 31, 2015	93,712	$26.68	0.95 years	$3

Vested and exercisable at December 31, 2015	93,712	$26.68	0.95 years	$3

(1)	No stock options have been granted by the Company since its spin-off from Morgan Stanley.
Cash received from the exercise of stock options was $1 million for both the years ended December 31, 2015 and 2014, and the income tax benefit realized from the exercise of stock options was not material for either year.
The following table summarizes the total intrinsic value of options exercised and total fair value of options vested (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Intrinsic value of options exercised	$1	$2	$11

As of December 31, 2015 and 2014 there was no unrecognized compensation cost related to non-vested stock options granted under the Company's Omnibus Plan, as all these options have vested.
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
Net Periodic Benefit Cost
Net periodic benefit cost expensed by the Company included the following components (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Service cost, benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	23	22	21
Expected return on plan assets	(24)	(23)	(23)
Net amortization	5	3	5
Net periodic benefit cost	$4	$2	$3

Accumulated Other Comprehensive Income
Pretax amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost consist of (dollars in millions):

December 31, 2015
Prior service credit	$5
Net loss	(242)
Total	$(237)

Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets as well as a summary of the Discover Pension Plan's funded status (dollars in millions):

	For the Years Ended December 31,
	2015	2014
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$570	$452
Service cost	—	—
Interest cost	23	22
Employee contributions	—	—
Actuarial (gain) loss	(48)	112
Plan amendments	—	—
Benefits paid	(17)	(16)
Benefit obligation at end of year	528	570

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	401	367
Actual return on plan assets	(6)	50
Employer contributions	—	—
Employee contributions	—	—
Benefits paid	(17)	(16)
Fair value of plan assets at end of year	378	401

Unfunded status (recorded in accrued expenses and other liabilities)	$(150)	$(169)

Assumptions
The following table presents the assumptions used to determine the benefit obligation:

	December 31,
	2015	2014
Discount rate	4.50%	4.08%

The following table presents the assumptions used to determine net periodic benefit cost:

	For the Years Ended December 31,
	2015	2014	2013
Discount rate	4.08%	4.93%	4.09%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.75%

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
Discover Pension Plan Assets
The targeted asset allocation for 2016 by asset class is 45% and 55% for equity securities and fixed income securities, respectively. The Discover Financial Services Retirement Plan Investment Committee (the “Investment Committee”) determined the asset allocation targets for the Discover Pension Plan based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics and related risk factors. Other relevant factors, including industry practices and long-term historical and prospective capital market returns were considered as well.
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
Fair Value Measurements
The Discover Pension Plan’s assets are stated at fair value. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available. If a quoted market price is not available, the estimate of the fair value is based on the best information available in the circumstances. The table below presents information about the Discover Pension Plan assets. All of the Company's pension plan assets were categorized as Level 2 assets within the fair value hierarchy, as defined by ASC 820, as of the end of the current period. For a description of the fair value hierarchy, see Note 21: Fair Value Measurements and Disclosures. (dollars in millions):

	December 31,
	2015		2014
	Amount	Net Asset Allocation	Amount	Net Asset Allocation
Assets
Domestic small/mid cap equity fund	$31	8%	$31	8%
Emerging markets equity fund	26	7	30	7
Global low volatility equity fund	21	6	20	5
International core equity fund	45	12	44	11
Domestic large cap equity fund	50	13	54	13
Long duration fixed income fund	201	53	219	55
Stable value fund	1	—	—	—
Temporary investment fund	3	1	3	1
Total assets	$378	100%	$401	100%

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
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2015 and 2014.
Cash Flows
The Company does not expect to make any contributions to the Discover Pension Plan for 2016.
Expected benefit payments associated with the Discover Pension Plan for the next five years and in aggregate for the years thereafter are as follows (dollars in millions):

December 31, 2015
2016	$15
2017	$15
2018	$16
2019	$17
2020	$18
Following five years thereafter	$110

Discover 401(k) Plan
Under the Discover 401(k) Plan, eligible U.S. employees receive 401(k) matching contributions. Eligible employees also receive fixed employer contributions. Certain eligible employees also received employer transition credit contributions from January 1, 2009 through December 31, 2013. The pretax expense associated with the Company contributions for the years ended December 31, 2015, 2014 and 2013 was $56 million, $52 million and $50 million, respectively.

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
Stock Repurchase Program
On April 16, 2015, the Company's board of directors approved a share repurchase program authorizing the repurchase of up to $2.2 billion of its outstanding shares of common stock. The program expires on July 31, 2016 and may be terminated at any time. During the year ended December 31, 2015, the Company repurchased 29,050,394 shares for $1.7 billion.

14.	Accumulated Other Comprehensive Income
Changes in each component of AOCI were as follows (dollars in millions):

	Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax	Gain (Loss) on Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax(1)	Pension Plan Loss, Net of Tax	AOCI
For the Year Ended December 31, 2013
Balance at December 31, 2012	$71	$3	$—	$(146)	$(72)
Net change	(52)	10	1	45	4
Balance at December 31, 2013	$19	$13	$1	$(101)	$(68)

For the Year Ended December 31, 2014
Balance at December 31, 2013	$19	$13	$1	$(101)	$(68)
Net change	4	(20)	(1)	(53)	(70)
Balance at December 31, 2014	$23	$(7)	$—	$(154)	$(138)

For the Year Ended December 31, 2015
Balance at December 31, 2014	$23	$(7)	$—	$(154)	$(138)
Net change	(23)	(13)	—	14	(22)
Balance at December 31, 2015	$—	$(20)	$—	$(140)	$(160)

(1)
Includes unrealized gains/losses on hedge of net investment in foreign subsidiary, net of tax benefit and net gains on foreign currency translation adjustments. There was no hedge of net investment in foreign subsidiary at December 31, 2015 as a result of the sale of Diners Club Italy in 2015.

The table below presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit(Expense)	Net of Tax
For the Year Ended December 31, 2015
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(29)	$11	$(18)
Amounts reclassified from accumulated other comprehensive income	(8)	3	(5)
Net change	$(37)	$14	$(23)
Cash Flow Hedges
Net unrealized losses arising during the period	$(67)	$25	$(42)
Amounts reclassified from accumulated other comprehensive income	46	(17)	29
Net change	$(21)	$8	$(13)
Foreign Currency Translation Adjustments
Net unrealized gains arising during the period	$2	$—	$2
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)
Net change	$—	$—	$—
Pension Plan
Unrealized gains arising during the period	$22	$(8)	$14
Net change	$22	$(8)	$14

The table below presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Year Ended December 31, 2014
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$9	$(3)	$6
Amounts reclassified from accumulated other comprehensive income	(4)	2	(2)
Net change	$5	$(1)	$4
Cash Flow Hedges
Net unrealized losses arising during the period	$(69)	$26	$(43)
Amounts reclassified from accumulated other comprehensive income	38	(15)	23
Net change	$(31)	$11	$(20)
Foreign Currency Translation Adjustments
Net unrealized losses arising during the period	$(1)	$—	$(1)
Net change	$(1)	$—	$(1)
Pension Plan
Unrealized losses arising during the period	$(84)	$31	$(53)
Net change	$(84)	$31	$(53)

For the Year Ended December 31, 2013
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(80)	$30	$(50)
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)
Net change	$(82)	$30	$(52)
Cash Flow Hedges
Net unrealized gains arising during the period	$8	$(3)	$5
Amounts reclassified from accumulated other comprehensive income	8	(3)	5
Net change	$16	$(6)	$10
Foreign Currency Translation Adjustments
Net unrealized gains arising during the period	$1	$—	$1
Net change	$1	$—	$1
Pension Plan
Unrealized gains arising during the period	$72	$(27)	$45
Net change	$72	$(27)	$45

15.	Other Expense
Total other expense includes the following components (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Postage	$84	$84	$86
Fraud losses and other charges(1)	112	134	110
Supplies	37	23	26
Credit-related inquiry fees	20	19	19
Litigation expense	18	—	(12)
Incentive expense	27	50	61
Other expense	191	165	198
Total other expense	$489	$475	$488

(1)	Includes fair value adjustment of $21 million resulting from recording Diners Club Italy as held for sale for the year ended December 31, 2014.

16.	Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Current
U.S. federal	$1,245	$1,215	$1,065
U.S. state and local	143	167	87
Total	1,388	1,382	1,152
Deferred
U.S. federal	(69)	(7)	295
U.S. state and local	(4)	(4)	27
Total	(73)	(11)	322
Income tax expense	$1,315	$1,371	$1,474

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	2.5	2.8	2.2
Other	(1.1)	(0.7)	0.2
Effective income tax rate	36.4%	37.1%	37.4%

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

	December 31,
	2015	2014
Deferred tax assets
Allowance for loan losses	$702	$659
Compensation and benefits	116	123
State income taxes	81	75
Customer fees and rewards	—	212
Other	59	77
Total deferred tax assets before valuation allowance	958	1,146
Valuation allowance	(2)	(41)
Total deferred tax assets, net of valuation allowance	956	1,105
Deferred tax liabilities
Depreciation and software amortization	(120)	(116)
Customer fees and rewards	(107)	—
Debt exchange premium	(83)	(91)
Intangibles	(31)	(15)
Unearned income	(22)	(31)
Deferred loan acquisition costs	(18)	(23)
Partnership investments	(17)	(19)
Other	(2)	(6)
Total deferred tax liabilities	(400)	(301)
Net deferred tax assets	$556	$804

The valuation allowance decreased by $39 million as a result of the sale of Diners Club Italy and Dinit d.o.

A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$635	$629	$575
Additions
Current year tax positions	18	18	1
Prior year tax positions	2	74	142
Reductions
Prior year tax positions	(26)	(80)	(69)
Settlements with taxing authorities	(5)	(4)	(18)
Expired statute of limitations	(1)	(2)	(2)
Other
Prior year tax positions(1)	(337)	—	—
Balance at end of period(2)	$286	$635	$629

(1)	Overpayment of taxes in 2013 to 2015 for the timing of deductions resulting from uncertain tax positions for the years 1999 through 2012.

(2)
For the years ended December 31, 2015, 2014 and 2013, amounts included $138 million, $144 million and $142 million respectively, of unrecognized tax benefits, which, if recognized, would favorably affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties related to unrecognized tax benefits were $131 million and $135 million for the years ended December 31, 2015 and 2014, respectively.
The Company is subject to examination by the Internal Revenue Service ("IRS") and the tax authorities in various state and foreign tax jurisdictions. The tax years under examination vary by jurisdiction. The IRS is currently examining 2011 through 2012.
The Company is pursuing an administrative appeal of the IRS’s proposed assessment for the years 1999 through 2005 and 2008 through 2010. It is reasonably possible that a settlement of the IRS appeals and certain state audits may be made within 12 months of the reporting date. Furthermore, on February 18, 2016, the IRS issued a Notice of Proposed Adjustment ("NOPA") for the years 2011 through 2012. The NOPA is for an unrecognized tax benefit, which the Company is expected to accept in the first quarter of 2016. As a result, the Company believes it is reasonably possible that the liability for unrecognized tax benefits for federal and certain state audits could decrease by $200 million to $365 million. However, such a reduction would not result in a change to total unrecognized tax benefits presented in the table above because the decrease in the unrecognized tax benefits will result in a corresponding reduction to the unrecognized tax benefit receivables.
The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that could result from such examinations.
At December 31, 2015, the Company had net operating losses of $70 million that expire between 2018 and 2035.

17.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Years Ended December 31,
	2015	2014	2013
Numerator
Net income	$2,297	$2,323	$2,470
Preferred stock dividends	(37)	(37)	(37)
Net income available to common stockholders	2,260	2,286	2,433
Income allocated to participating securities	(14)	(16)	(19)
Net income allocated to common stockholders	$2,246	$2,270	$2,414

Denominator
Weighted-average shares of common stock outstanding	437	462	485
Effect of dilutive common stock equivalents	1	1	2
Weighted-average shares of common stock outstanding and common stock equivalents	438	463	487

Basic earnings per common share	$5.14	$4.91	$4.97
Diluted earnings per common share	$5.13	$4.90	$4.96

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for any of the years ended December 31, 2015, 2014 and 2013.

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
As of December 31, 2015, the Company and Discover Bank met the requirements for well-capitalized status and there have been no conditions or events that management believes have changed the Company’s or Discover Bank’s category. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum total capital risk-based, Tier 1 risk-based, Tier 1 leverage and CET1 ratios as set forth in the table below.
The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2015(1)
Total capital (to risk-weighted assets)
Discover Financial Services	$12,500	16.5%	$6,063	≥8.0%	$7,579	≥10.0%
Discover Bank	$11,909	15.9%	$6,001	≥8.0%	$7,501	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,126	14.7%	$4,547	≥6.0%	$6,063	≥8.0%
Discover Bank	$9,941	13.3%	$4,500	≥6.0%	$6,001	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,126	12.9%	$3,452	≥4.0%	$4,315	≥5.0%
Discover Bank	$9,941	11.6%	$3,416	≥4.0%	$4,270	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,566	13.9%	$3,410	≥4.5%	$4,926	≥6.5%
Discover Bank	$9,941	13.3%	$3,375	≥4.5%	$4,875	≥6.5%

At December 31, 2014(1)
Total capital (to risk-weighted assets)
Discover Financial Services	$12,418	17.0%	$5,831	≥8.0%	$7,289	≥10.0%
Discover Bank	$11,040	15.3%	$5,767	≥8.0%	$7,209	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,839	14.9%	$2,916	≥4.0%	$4,373	≥6.0%
Discover Bank	$9,470	13.1%	$2,884	≥4.0%	$4,326	≥6.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,839	13.2%	$3,288	≥4.0%	$4,111	≥5.0%
Discover Bank	$9,470	11.7%	$3,252	≥4.0%	$4,066	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	N/A	N/A	N/A	N/A	N/A	N/A
Discover Bank	N/A	N/A	N/A	N/A	N/A	N/A

(1)	As of January 1, 2015, actual capital amounts and ratios are calculated under Basel III rules subject to transition provisions. The Company reported under Basel I at December 31, 2014.

The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. Discover Bank paid dividends of $1.8 billion each in the years ended December 31, 2015 and 2014, and $1.6 billion in the year ended December 31, 2013 to the Company.

19.	Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2028. Future minimum payments on capital leases were not material at December 31, 2015. The following table shows future minimum payments on non-cancelable operating leases with original terms in excess of one year (dollars in millions):

Operating Leases
2016	$14
2017	12
2018	11
2019	9
2020	7
Thereafter	35
Total minimum lease payments	$88

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense under operating lease agreements, which considers contractual escalations, was $17 million, $16 million and $15 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Unused Commitments to Extend Credit
At December 31, 2015, the Company had unused commitments to extend credit for loans of approximately $178.7 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of third-party investor interests in credit card asset-backed securities plus the principal amount of any other outstanding secured borrowings. The Company has recorded substantially all of the maximum potential amount of future payments in long-term borrowings on the Company’s consolidated statements of financial condition. The Company has not recorded any incremental contingent liability associated with its secured borrowing representations and warranties. Management believes that the probability of having to replace, repurchase or sell assets pledged as collateral under secured borrowing arrangements, including an early amortization event, is low.
Mortgage Loans Representations and Warranties
The Company sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan, even though the Company closed the mortgage origination business. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At December 31, 2015, this amount was not material and was included in accrued expenses and other liabilities on the consolidated statements of financial condition. The related provision was included in other income on the consolidated statements of income.
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

December 31, 2015
Diners Club
Merchant guarantee	$108
PULSE
ATM guarantee	$1

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of December 31, 2015, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

The Company also retains counterparty exposure for the obligations of Diners Club licensees that participate in the Citishare network, an electronic funds processing network. Through the Citishare network, Diners Club customers are able to access certain ATMs directly connected to the Citishare network. The Company’s maximum potential future payment under this counterparty exposure is limited to $15 million, subject to annual adjustment based on actual transaction experience. However, as of December 31, 2015, the Company had not recorded any contingent liability in the consolidated financial statements related to this counterparty exposure, and management believes that the probability of any payments under this arrangement is low.
Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution) or after expiration of the time period for chargebacks in the applicable agreement, the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the years ended December 31, 2015, 2014 and 2013.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Aggregate sales transaction volume(1)	$132,265	$125,637	$120,442

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the consolidated financial statements for merchant chargeback guarantees on December 31, 2015 and 2014. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.
The table below provides information regarding escrow deposits and settlement withholdings, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition, respectively (dollars in millions):

	December 31,
	2015	2014
Settlement withholdings and escrow deposits	$7	$16

20.	Litigation and Regulatory Matters
In the normal course of business, from time to time, the Company has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The litigation process is not predictable and can lead to unexpected results. The Company contests liability and/or the amount of damages as appropriate in each pending matter.
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
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, consumer regulatory, accounting, tax and other operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief, which could materially impact the Company's consolidated financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. For example, Discover Bank and Discover Financial Services have been the subject of actions by the FDIC and the Federal Reserve, respectively, with respect to anti-money laundering and related compliance programs as described more fully below. In addition, certain subsidiaries of the Company are subject to a consent order with the CFPB regarding certain student loan servicing practices, as described below. Regulatory actions generally can include demands for civil money penalties, changes to certain business practices and customer restitution. Supervisory actions related to anti-money laundering and related laws and regulations will limit for a period of time the Company's ability to enter into certain types of acquisitions and make certain types of investments.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation expense was not material for the years ended December 31, 2015, 2014 and 2013, respectively.
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
On November 21, 2014, a patent infringement lawsuit was filed against the Company by Maxim Integrated Products, Inc. in the United States District Court for the Western District of Texas (Maxim Integrated Products, Inc. v. Discover Financial Services). The complaint asserted that the Company has infringed on three patents owned by Maxim. The Company has resolved this matter with the plaintiff.
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
On July 22, 2015, the Company announced that its subsidiaries, Discover Bank, The Student Loan Corporation and Discover Products, Inc. (the “Discover Subsidiaries”), agreed to a consent order with the CFPB resolving the agency’s investigation with respect to certain student loan servicing practices. The CFPB’s investigation into these practices has been previously disclosed by the Company, initially in February 2014. The order requires the Discover Subsidiaries to provide redress of approximately $16 million to consumers who may have been affected by the activities described in the order related to certain collection calls, overstatements of minimum payment due amounts in billing statements, and provision of interest paid information to consumers, and provide regulatory disclosures with respect to loans acquired in default. In addition, the Discover Subsidiaries have paid a $2.5 million civil money penalty to the CFPB. As required by the consent order, on October 19, 2015, the Discover Subsidiaries submitted to the CFPB a redress plan and a compliance plan designed to ensure that the Discover Subsidiaries provide redress and otherwise comply with the terms of the order.

On September 4, 2015, the District Attorney of Trinity County, California filed a protection products lawsuit against the Company (The People of the State of California Ex Rel, Eric L. Heryford, District Attorney, Trinity County v. Discover Financial Services, et al.). The lawsuit asserts various claims under California's Unfair Competition Law with respect to the Company's marketing and administration of various protection products. Plaintiff seeks restitution, statutory civil penalties, attorneys' fees, costs and injunctive relief. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiff.

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

During the years ended December 31, 2015 and 2014, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's consolidated financial position or results of operations.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2015
Assets
U.S. Treasury securities	$1,272	$—	$—	$1,272
U.S. government agency securities	494	—	—	494
Residential mortgage-backed securities - Agency	—	1,197	—	1,197
Available-for-sale investment securities	$1,766	$1,197	$—	$2,963

Mortgage loans held for sale	$—	$—	$—	$—

Interest rate lock commitments	$—	$—	$—	$—
Forward delivery contracts	—	—	—	—
Other derivative financial instruments	—	22	—	22
Derivative financial instruments	$—	$22	$—	$22

Liabilities
Forward delivery contracts	$—	$—	$—	$—
Other derivative financial instruments	—	38	—	38
Derivative financial instruments	$—	$38	$—	$38

Balance at December 31, 2014
Assets
U.S. Treasury securities	$1,329	$—	$—	$1,329
U.S. government agency securities	1,033	—	—	1,033
Residential mortgage-backed securities - Agency	—	1,485	—	1,485
Available-for-sale investment securities	$2,362	$1,485	$—	$3,847

Mortgage loans held for sale	$—	$122	$—	$122

Interest rate lock commitments	$—	$—	$7	$7
Forward delivery contracts	—	1	—	1
Other derivative financial instruments	—	35	—	35
Derivative financial instruments	$—	$36	$7	$43

Liabilities
Forward delivery contracts	$—	$3	$—	$3
Other derivative financial instruments	—	20	—	20
Derivative financial instruments	$—	$23	$—	$23

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2015 and 2014.
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
At December 31, 2015, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $1.2 billion, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.
Mortgage Loans Held for Sale and Related Derivative Instruments
The Company entered into commitments with consumers to originate mortgage loans at a specified interest rate, known as interest rate lock commitments (“IRLCs”). The Company reported IRLCs as derivative instruments at fair value with changes in fair value being recorded in other income. IRLCs and mortgage loans held for sale under certain loan programs were hedged in aggregate using “to be announced mortgage-backed securities” (“TBA MBS”). IRLCs and mortgage loans held for sale under loan programs that generally had lower volume were hedged on an individual loan-level using best-efforts forward delivery contracts.
Fair values for each of these instruments were determined using quantitative risk models. The Company had various monitoring processes in place to validate these valuations, including valuations of Level 3 assets. Valuation results were reviewed in comparison to expected results, recent activity and historical trends. Any significant or unusual fluctuations in value were analyzed.

•
Mortgage loans held for sale. Valuations of mortgage loans held for sale were based on the loan amount, note rate, loan program, expected sale date of the loan and, most significantly, investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. Mortgage loans held for sale were classified as Level 2 as the investor pricing tables used to value them were an observable input. Impaired mortgage loans held for sale were classified as Level 3 as loss severity was an unobservable input used in valuation. The Company recognized interest income separately from changes in fair value.

•
Interest rate lock commitments. IRLCs for loans to be sold to investors using a mandatory or assignment of trade method derived their base value from an underlying loan type with similar characteristics using the TBA MBS market, which was actively quoted and easily validated through external sources. The data inputs used in this valuation included, but were not limited to, loan type, underlying loan amount, note rate, loan program and commitment term. IRLCs for loans to be sold to investors on a best-efforts basis derived their base value from the value of the underlying loans using investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations were adjusted at the loan-level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, this base value was then adjusted for the anticipated loan funding probability, or pull through rate. The anticipated loan funding probability was an unobservable input based on historical experience, which resulted in classification of IRLCs as Level 3.

•
Forward delivery contracts. Under the Company's risk management policy, the Company economically hedged the changes in fair value of IRLCs and mortgage loans held for sale caused by changes in interest rates by using TBA MBS and entering into best-efforts forward delivery contracts. These hedging instruments were recorded at fair value with changes in fair value recorded in other income. TBA MBS used to hedge both IRLCs and loans held for sale were valued based primarily on observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, these derivatives were classified as Level 2. Best-efforts forward delivery contracts were valued based on investor pricing tables, which were observable inputs, stratified by product, note rate and term, adjusted for current market conditions. An anticipated loan funding probability was applied to value best-efforts contracts hedging IRLCs, which resulted in the classification of these contracts as Level 3. The current base loan price and, for best-efforts contracts hedging IRLCs, the anticipated loan funding probability, were the most significant assumptions affecting the value of the best-efforts contracts. The best-efforts forward delivery contracts hedging loans held for sale were classified as Level 2, so such contracts were transferred from Level 3 to Level 2 at the time the underlying loan was originated.

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
Assets and Liabilities under the Fair Value Option
The Company elected to account for mortgage loans held for sale at fair value. Electing the fair value option allowed for a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting. At December 31, 2015, there was no aggregate unpaid principal balance or fair value for loans held for sale for which fair value option had been elected. At December 31, 2014, the aggregate unpaid principal balance of loans held for sale for which the fair value option had been elected was $117 million and the fair value for such loans is $122 million. For the years ended December 31, 2015 and 2014, $17 million and $18 million of losses, respectively, from fair value adjustments on mortgage loans held for sale were recorded in other income on the consolidated statements of income.

Level 3 Financial Instruments Only
Changes in Level 3 Assets and Liabilities Measure at Fair Value on a Recurring Basis
The following tables provide changes in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in millions):

For the Year Ended December 31, 2015
	Balance at December 31, 2014	Transfers into Level 3	Transfers out of Level 3	Total net gains included in earnings	Purchases	Sales	Settlements	Transfers of IRLCs to closed loans	Balance at December 31, 2015
Interest rate lock commitments	$7	—	—	71	—	—	6	(84)	$—
Forward delivery contracts	$—	—	(1)	1	—	—	—	—	$—
Mortgage loans held for sale	$—	5	—	—	2	(6)	(1)	—	$—

For the Year Ended December 31, 2014
	Balance at December 31, 2013	Transfers into Level 3	Transfers out of Level 3	Total net gains included in earnings	Purchases	Sales	Settlements	Transfers of IRLCs to closed loans	Balance at December 31, 2014
Interest rate lock commitments	$4	—	—	87	—	—	4	(88)	$7
Forward delivery contracts	$—	—	(1)	1	—	—	—	—	$—
Mortgage loans held for sale	$—	2	—	—	1	(3)	—	—	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the year ended December 31, 2015, the Company had no material impairments related to these assets. During the fourth quarter of 2014, the Company determined that the fair value of goodwill associated with Discover Home Loans declined below its carrying value and should be fully impaired. At December 31, 2014, the Company recorded an impairment charge of $27 million to other expense, the amount required to adjust the asset’s value to zero.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at December 31, 2015
Assets
U.S. Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	7	—	7	7
Residential mortgage-backed securities - Agency	—	114	—	114	113
Held-to-maturity investment securities	$1	$121	$—	$122	$121

Cash and cash equivalents	$9,572	$—	$—	$9,572	$9,572
Restricted cash	$99	$—	$—	$99	$99
Net loan receivables	$—	$—	$71,455	$71,455	$70,516
Accrued interest receivables	$—	$660	$—	$660	$660

Liabilities
Deposits	$—	$47,714	$—	$47,714	$47,594
Short-term borrowings	$—	$—	$—	$—	$—
Long-term borrowings - owed to securitization investors	$—	$15,634	$1,220	$16,854	$16,764
Other long-term borrowings	$—	$8,355	$—	$8,355	$7,960
Accrued interest payables	$—	$158	$—	$158	$158

Balance at December 31, 2014
Assets
U.S. Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	10	—	10	10
Residential mortgage-backed securities - Agency	—	93	—	93	91
Held-to-maturity investment securities	$1	$103	$—	$104	$102

Cash and cash equivalents	$7,284	$—	$—	$7,284	$7,284
Restricted cash	$106	$—	$—	$106	$106
Net loan receivables(1)	$—	$—	$69,316	$69,316	$68,101
Accrued interest receivables	$—	$618	$—	$618	$618

Liabilities
Deposits	$—	$46,242	$—	$46,242	$46,089
Short-term borrowings	$—	$113	$—	$113	$113
Long-term borrowings - owed to securitization investors	$—	$16,067	$1,561	$17,628	$17,395
Other long-term borrowings	$—	$5,721	$1	$5,722	$5,149
Accrued interest payables	$—	$132	$—	$132	$132

(1)	Net loan receivables exclude mortgage loans held for sale that were measured at fair value on a recurring basis.

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
Accrued Interest Receivables
The carrying value of accrued interest receivables, which is included in other assets on the consolidated statements of financial condition, approximates fair value as it is due in less than one year.
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
Accrued Interest Payables
The carrying value of accrued interest payables, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition, approximates fair value as it is payable in less than one year.

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
All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values. See Note 21: Fair Value Measurements and Disclosures for a description of the valuation methodologies of derivatives. Cash collateral posted and held balances are recorded in other assets and deposits, respectively, in the consolidated statements of financial condition. Collateral amounts recorded in the consolidated statements of financial condition are based on the net collateral posted or held position for each applicable legal entity's master netting arrangement with each counterparty.
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
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in AOCI related to derivatives at December 31, 2015 will be reclassified to interest expense as interest payments are made on certain of the Company's floating-rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $26 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.

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
Forward Delivery Contracts
The Company economically hedged the changes in fair value of IRLCs and mortgage loans held for sale caused by changes in interest rates by using TBA MBS and entering into best-efforts forward delivery commitments. These derivative instruments were recorded at fair value with changes in fair value recorded in other income. As previously disclosed, the Company closed the mortgage origination business it acquired in 2012, and, as a result, the Company does not have any forward delivery contracts as of December 31, 2015.
Interest Rate Lock Commitments
The Company entered into commitments with consumers to originate residential mortgage loans at a specified interest rate. The Company reported IRLCs that relate to the origination of mortgage loans that were held for sale as derivative instruments at fair value with changes in fair value recorded in other income. As previously disclosed, the Company closed the mortgage origination business it acquired in 2012, and, as a result, the Company does not have any interest rate lock commitments as of December 31, 2015.

The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	December 31, 2015				December 31, 2014
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$4,100	8	$—	$35	$4,100	$4	$18
Interest rate swaps—fair value hedge	$4,110	118	22	3	$5,507	31	2
Foreign exchange forward contract - net investment hedge(1)	$—	—	—	—	$7	—	—
Derivatives not designated as hedges
Foreign exchange forward contracts(2)	$32	6	—	—	$53	—	—
Interest rate swap(3)	$217	1	—	—	$359	—	—
Forward delivery contracts	$—	—	—	—	$761	1	3
Interest rate lock commitments(3)	$—	—	—	—	$406	7	—
Total gross derivative assets/liabilities(4)			22	38		43	23
Less: Collateral held/posted(5)			(8)	(33)		(20)	(23)
Total net derivative assets/liabilities			$14	$5		$23	$—

(1)	The foreign exchange forward contract had a notional amount of EUR 6 million as of December 31, 2014.

(2)
The foreign exchange forward contracts have notional amounts of EUR 19 million, GBP 7 million and SGD 1 million as of December 31, 2015 and EUR 27 million and GBP 8 million, SGD 1 million and CHF 8 million as of December 31, 2014.

(3)	Interest rate swaps not designated as hedges and interest rate lock commitments do not have associated master netting arrangements.

(4)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At December 31, 2015, the Company had one outstanding contract with a notional amount of $52 million and immaterial fair value. At December 31, 2014, the Company one outstanding contract with a notional amount of $33 million and immaterial fair value.

(5)	Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.

The following tables summarize the impact of the derivative instruments on income and OCI, and indicates where within the consolidated financial statements such impact is reported (dollars in millions):

		Amount of (Loss) Gain Recognized in OCI
		For the Years Ended December 31,
	Location	2015	2014	2013
Derivatives designated as hedges
Interest rate swaps—cash flow/net investment hedges
Total (loss) gain recognized in OCI after amounts reclassified into earnings, pre-tax	OCI	$(22)	$(27)	$13
Total (loss) gain recognized in OCI		$(22)	$(27)	$13

		Amount of Gain (Loss) Recognized in Income
		For the Years Ended December 31,
	Location	2015	2014	2013
Derivatives designated as hedges
Interest rate swaps—cash flow hedges
Amount reclassified from OCI into income	Interest Income	$—	$—	$4
Amount reclassified from OCI into income	Interest Expense	(46)	(38)	(12)
Total amount reclassified from OCI into income		(46)	(38)	(8)

Interest rate swaps—fair value hedges
Adjustments—ineffectiveness		(11)	(13)	(46)
Adjustments—other		32	38	41
Gain (loss) on interest rate swaps	Interest Expense	21	25	(5)

Adjustments—ineffectiveness		17	19	51
Adjustments—other		(6)	(2)	(6)
Gain on hedged item	Interest Expense	11	17	45

Total (loss) gain on derivatives designated as hedges recognized in income		$(14)	$4	$32

Derivatives not designated as hedges
Gain (loss) on forward contracts	Other Income	$2	$5	$(1)
Loss on interest rate swaps	Other Income	—	(1)	(1)
Gain (loss) on forward delivery contracts	Other Income	2	(6)	4
Gain on interest rate lock commitments	Other Income	71	87	121
Total gains on derivatives not designated as hedges recognized in income		$75	$85	$123

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
As of December 31, 2015, DFS had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At December 31, 2015, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $73 million as of December 31, 2015.
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

•
Direct Banking: The Direct Banking segment includes Discover-branded credit cards issued to individuals on the Discover Network and other consumer products and services, including private student loans, personal loans, home equity loans, and other consumer lending and deposit products. The Company announced the closure of its the mortgage origination business in June 2015 as described in Note 3: Business Dispositions. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, the Company’s credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.

•
Payment Services: The Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and the Company’s Network Partners business, which provides payment transaction processing and settlement services on the Discover Network. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue (included in other income) from Diners Club. Additionally until its sale on October 1, 2015, this segment included the business operations of Diners Club Italy, which primarily consisted of activity related to issuing Diners Club charge cards in that country.

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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Year Ended December 31, 2015
Interest income
Credit card	$6,626	$—	$6,626
Private student loans	378	—	378
PCI student loans	220	—	220
Personal loans	631	—	631
Other	90	—	90
Total interest income	7,945	—	7,945
Interest expense	1,263	—	1,263
Net interest income	6,682	—	6,682
Provision for loan losses	1,512	—	1,512
Other income	1,779	278	2,057
Other expense	3,437	178	3,615
Income before income tax expense	$3,512	$100	$3,612

For the Year Ended December 31, 2014
Interest income
Credit card	$6,359	$—	$6,359
Private student loans	312	—	312
PCI student loans	260	—	260
Personal loans	568	—	568
Other	97	—	97
Total interest income	7,596	—	7,596
Interest expense	1,134	—	1,134
Net interest income	6,462	—	6,462
Provision for loan losses	1,440	3	1,443
Other income	1,700	315	2,015
Other expense	3,117	223	3,340
Income before income tax expense	$3,605	$89	$3,694

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Year Ended December 31, 2013
Interest income
Credit card	$5,978	$—	$5,978
Private student loans	252	—	252
PCI student loans	272	—	272
Personal loans	464	—	464
Other	98	—	98
Total interest income	7,064	—	7,064
Interest expense	1,146	—	1,146
Net interest income	5,918	—	5,918
Provision for loan losses	1,069	17	1,086
Other income	1,976	330	2,306
Other expense	2,961	233	3,194
Income before income tax expense	$3,864	$80	$3,944

24.	Related Party Transactions
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
Discover Financial Services
(Parent Company Only)
Condensed Statements of Financial Condition

	December 31,
	2015	2014
	(dollars in millions)
Assets:
Cash and cash equivalents(1)	$2,133	$79
Notes receivable from subsidiaries(2)	736	2,436
Investments in subsidiaries	10,924	10,360
Other assets	217	204
Total assets	$14,010	$13,079

Liabilities and Stockholders' Equity:
Non-interest bearing deposit accounts	$2	$1
Interest-bearing deposit accounts	2	4
Total deposits	4	5
Short-term borrowings from subsidiaries	314	108
Other long-term borrowings	2,119	1,559
Accrued expenses and other liabilities	298	273
Total liabilities	2,735	1,945
Stockholders' equity	11,275	11,134
Total liabilities and stockholders' equity	$14,010	$13,079

(1)
The Parent Company had $2.1 billion in a money market deposit account at Discover Bank as of December 31, 2015, which is included in cash and cash equivalents. These funds are available to the Parent for liquidity purposes.

(2)
The Parent Company advanced $500 million to Discover Bank as of December 31, 2015, which is included in notes receivable from subsidiaries. These funds are available to the Parent for liquidity purposes.

Discover Financial Services
(Parent Company Only)
Condensed Statements of Income

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in millions)
Interest income	$29	$18	$22
Interest expense	128	86	84
Net interest expense	(99)	(68)	(62)
Dividends from subsidiaries	1,780	1,860	1,600
Total income	1,681	1,792	1,538
Other expense
Employee compensation and benefits	—	1	—
Professional fees	—	3	3
Other	1	—	1
Total other expense	1	4	4
Income before income tax expense and equity in undistributed net income of subsidiaries	1,680	1,788	1,534
Income tax benefit	37	18	17
Equity in undistributed net income of subsidiaries	580	517	919
Net income	2,297	2,323	2,470
Other comprehensive income, net	(22)	(70)	4
Comprehensive income	$2,275	$2,253	$2,474

Discover Financial Services
(Parent Company Only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in millions)
Cash flows from operating activities
Net income	$2,297	$2,323	$2,470
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(580)	(517)	(919)
Stock-based compensation expense	56	60	59
Deferred income taxes	(10)	(5)	(2)
Depreciation and amortization	23	21	19
Changes in assets and liabilities:
Increase in other assets	(13)	(50)	(33)
Increase in other liabilities and accrued expenses	83	32	29
Net cash provided by operating activities	1,856	1,864	1,623

Cash flows from investing activities
Increase in investment in subsidiaries	(21)	(35)	—
Decrease (increase) in loans to subsidiaries	1,700	(182)	(29)
Net cash provided by (used for) investing activities	1,679	(217)	(29)

Cash flows from financing activities
Net increase (decrease) in short-term borrowings from subsidiaries	206	(38)	58
Proceeds from issuance of common stock	5	5	13
Proceeds from issuance of long-term borrowings	539	500	—
Purchases of treasury stock	(1,715)	(1,564)	(1,296)
Net decrease in deposits	(1)	(8)	(7)
Dividends paid on common and preferred stock	(515)	(467)	(399)
Net cash used for financing activities	(1,481)	(1,572)	(1,631)
Increase (decrease) in cash and cash equivalents	2,054	75	(37)
Cash and cash equivalents, at beginning of period	79	4	41
Cash and cash equivalents, at end of period	$2,133	$79	$4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest expense	$97	$66	$65
Income taxes, net of income tax refunds	$109	$65	$(1)

26.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to December 31, 2015 and determined there were no subsequent events that would require recognition or disclosure in the consolidated financial statements.

27.	Quarterly Results
The following table provides unaudited quarterly results (dollars in millions, except per share data):

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Interest income	$2,061	$2,008	$1,947	$1,929	$1,974	$1,926	$1,863	$1,833
Interest expense	329	323	311	300	302	288	274	270
Net interest income	1,732	1,685	1,636	1,629	1,672	1,638	1,589	1,563
Provision for loan losses	484	332	306	390	457	354	360	272
Other income(1)	473	503	539	542	365	552	583	515
Other expense	933	882	927	873	932	827	797	784
Income before income tax expense	788	974	942	908	648	1,009	1,015	1,022
Income tax expense	288	362	343	322	244	365	371	391
Net income	$500	$612	$599	$586	$404	$644	$644	$631
Net income allocated to common stockholders(2)	$488	$599	$586	$573	$392	$630	$630	$618
Basic earnings per common share(2)	$1.15	$1.38	$1.33	$1.28	$0.87	$1.37	$1.35	$1.31
Diluted earnings per common share(2)	$1.14	$1.38	$1.33	$1.28	$0.87	$1.37	$1.35	$1.31

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessments and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm's report on this matter is included in Item 8 of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Part III.

Part III | Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in our proxy statement for our annual meeting of stockholders to be held on May 12, 2016 ("Proxy Statement") is incorporated by reference herein.
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
"2015 Executive Compensation”
"Compensation Committee Report”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the compensation plans under which our equity securities are authorized for issuance as of December 31, 2015, is set forth in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,182,260	$26.68	26,352,088
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,182,260	$26.68	26,352,088

(1)
Includes 2,917,163 vested and unvested restricted stock units and 1,171,385 vested and unvested performance stock units that can be converted to up to 1.5 shares per each unit dependent on the performance factor.

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

Part IV.

Part IV | Item 15.	Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Form 10-K:
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in this annual report on Form 10-K are listed below and appear on pages 84 through 156 herein.
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
Date: February 24, 2016

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2016.

Signature	Title

/S/ DAVID W. NELMS	Chairman and Chief Executive Officer
David W. Nelms

/S/ R. MARK GRAF	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
R. Mark Graf

/S/ EDWARD W. McGROGAN	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Edward W. McGrogan

/S/ LAWRENCE A. WEINBACH	Lead Director
Lawrence A. Weinbach

/S/ JEFFREY S. ARONIN	Director
Jeffrey S. Aronin

/S/ MARY K. BUSH	Director
Mary K. Bush

/S/ GREGORY C. CASE	Director
Gregory C. Case

/S/ CANDACE H. DUNCAN	Director
Candace H. Duncan

/S/ JOSEPH F. EAZOR	Director
Joseph F. Eazor

/S/ CYNTHIA A. GLASSMAN	Director
Cynthia A. Glassman

/S/ RICHARD H. LENNY	Director
Richard H. Lenny

/S/ THOMAS G. MAHERAS	Director
Thomas G. Maheras

/S/ MICHAEL H. MOSKOW	Director
Michael H. Moskow

/S/ MARK A. THIERER	Director
Mark A. Thierer

Exhibit Index

Exhibit Number	Description
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

3.2
Amended and Restated By-Laws of Discover Financial Services (filed as Exhibit 3.1 to Discover Financial Services' Current Report on Form 8-K filed on July 30, 2015 and incorporated herein by reference thereto).

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

4.1
Senior Indenture, dated as of June 12, 2007, by and between Discover Financial Services and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

4.2
Subordinated Indenture, dated as of September 8, 2015, by and between Discover Financial Services and U.S. Bank National Association (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on September 8, 2015 and incorporated herein by reference thereto).

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

4.12
Fiscal and Paying Agency Agreement, dated August 13, 2015, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services’ current report on Form 8-K filed on August 13, 2015 and incorporated herein by reference thereto).

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

10.5
Amended and Restated Trust Agreement, dated as of December 22, 2015, between Discover Funding LLC, as Beneficiary, and Wilmington Trust Company, as Owner Trustee (filed as Exhibit 4.6 to Discover Bank's Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto)

10.6
Third Amended and Restated Pooling and Servicing Agreement, dated as of December 22, 2015, between Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Transferor, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.7
Amended and Restated Series Supplement for Series 2007-CC, dated as of December 22, 2015, among Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Transferor, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

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

10.16
Amended and Restated Indenture, dated as of December 22, 2015, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.17
Second Amended and Restated Indenture Supplement for the DiscoverSeries Notes, dated as of December 22, 2015, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.5 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

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

10.45
Form 2015 Award Certificate for Cash-Converted Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services' Quarterly Report on Form 10-Q filed on April 30, 2015 and incorporated herein by reference thereto).

10.46
Form 2015 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services' Quarterly Report on Form 10-Q filed on April 30, 2015 and incorporated herein by reference thereto).

10.47
Form 2015 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.3 to Discover Financial Services' Quarterly Report on Form 10-Q filed on April 30, 2015 and incorporated herein by reference thereto).

10.48
Form of 2015 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services' Current Report on Form 8-K filed on April 30, 2015 and incorporated by reference thereto).

10.49
Amendment No. 4 to Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.1 to Discover Financial Services' Current Report on Form 8-K filed on October 29, 2015 and incorporated by reference thereto).

10.50
Form of 2015 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services' Current Report on Form 8-K filed on December 21, 2105 and incorporated by reference thereto).

10.51
Receivables Sale and Contribution Agreement, dated as of December 22, 2015 between Discover Bank and Discover Funding LLC (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

Exhibit Number	Description
10.52	Form 2016 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan

10.53	Form 2016 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan

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