Form 10-K/A
period 2015-12-31
Discover Financial Services
filed 2016-02-26
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2015 (the "Original Filing"), filed with the U.S. Securities and Exchange Commission on February 24, 2016 (the "Original Filing Date"). The sole purpose of this Amendment No. 1 is to append Exhibits 21 and 23 to the Original Filing, which inadvertently omitted these Exhibits. Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. Part IV of the Original Filing is also amended to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Part IV.

Part IV | Item 15.	Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Form 10-K:
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in this annual report on Form 10-K are listed below and appear on pages 84 through 156 of the Original Filing.

*	Previously filed with the Original Filing.
2. Financial Statement Schedules
Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.
3. Exhibits
See the Exhibit Index following the signature page for a list of the exhibits being filed or furnished with or incorporated by reference into this annual report on Form 10-K.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Financial Services

By:	/s/ R. MARK GRAF
R. Mark Graf Executive Vice President and Chief Financial Officer
Date: February 25, 2016

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

10.52**	Form 2016 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan

Exhibit Number	Description
10.53**	Form 2016 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan

11
Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8, Note 17: Earnings Per Share to the consolidated financial statements and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12.1**	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24**	Powers of Attorney.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.

**	Previously filed with the Original Filing.

***	Previously furnished with the Original Filing.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.