Form 10-Q
period 2016-03-31
Discover Financial Services
filed 2016-04-28
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 22, 2016, there were 412,225,311 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016
Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	March 31, 2016	December 31, 2015
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$12,135	$9,572
Restricted cash	1,010	99
Investment securities (includes $2,824 and $2,963 at fair value at March 31, 2016 and December 31, 2015, respectively)	2,956	3,084
Loan receivables
Loan receivables	70,320	72,385
Allowance for loan losses	(1,921)	(1,869)
Net loan receivables	68,399	70,516
Premises and equipment, net	706	693
Goodwill	255	255
Intangible assets, net	167	168
Other assets	2,465	2,412
Total assets	$88,093	$86,799
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing deposit accounts	$48,055	$47,094
Non-interest bearing deposit accounts	410	437
Total deposits	48,465	47,531
Long-term borrowings	24,752	24,650
Accrued expenses and other liabilities	3,560	3,343
Total liabilities	76,777	75,524
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 562,210,058 and 560,679,352 shares issued at March 31, 2016 and December 31, 2015, respectively	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued and outstanding and aggregate liquidation preference of $575 at March 31, 2016 and December 31, 2015	560	560
Additional paid-in capital	3,913	3,885
Retained earnings	13,698	13,250
Accumulated other comprehensive loss	(172)	(160)
Treasury stock, at cost; 147,983,359 and 139,000,423 shares at March 31, 2016 and December 31, 2015, respectively	(6,688)	(6,265)
Total stockholders’ equity	11,316	11,275
Total liabilities and stockholders’ equity	$88,093	$86,799

Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of December 31, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation for additional information.
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

	March 31, 2016	December 31, 2015
	(unaudited) (dollars in millions)
Assets
Restricted cash	$1,010	$99
Loan receivables	$28,761	$30,551
Allowance for loan losses allocated to securitized loan receivables	$(811)	$(811)
Other assets	$6	$5
Liabilities
Long-term borrowings	$16,779	$16,735
Accrued expenses and other liabilities	$13	$12

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended March 31,
	2016	2015
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$1,733	$1,606
Other loans	326	304
Investment securities	11	13
Other interest income	14	6
Total interest income	2,084	1,929
Interest expense
Deposits	162	152
Short-term borrowings	—	1
Long-term borrowings	172	147
Total interest expense	334	300
Net interest income	1,750	1,629
Provision for loan losses	424	390
Net interest income after provision for loan losses	1,326	1,239
Other income
Discount and interchange revenue, net	273	268
Protection products revenue	61	71
Loan fee income	80	81
Transaction processing revenue	36	42
Gain on investments	—	8
Gain on origination and sale of mortgage loans	—	40
Other income	24	32
Total other income	474	542
Other expense
Employee compensation and benefits	345	331
Marketing and business development	162	182
Information processing and communications	88	88
Professional fees	160	127
Premises and equipment	24	24
Other expense	107	121
Total other expense	886	873
Income before income tax expense	914	908
Income tax expense	339	322
Net income	$575	$586
Net income allocated to common stockholders	$562	$573
Basic earnings per common share	$1.35	$1.28
Diluted earnings per common share	$1.35	$1.28
Dividends declared per common share	$0.28	$0.24

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended March 31,
	2016	2015
	(unaudited) (dollars in millions)
Net income	$575	$586
Other comprehensive income (loss), net of taxes
Unrealized gain on available-for-sale investment securities, net of tax	14	—
Unrealized loss on cash flow hedges, net of tax	(26)	(23)
Other comprehensive loss	(12)	(23)
Comprehensive income	$563	$563

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2014	575	$560	558,194	$5	$3,790	$11,467	$(138)	$(4,550)	$11,134
Net income	—	—	—	—	—	586	—	—	586
Other comprehensive loss	—	—	—	—	—	—	(23)	—	(23)
Purchases of treasury stock	—	—	—	—	—	—	—	(420)	(420)
Common stock issued under employee benefit plans	—	—	18	—	1	—	—	—	1
Common stock issued and stock-based compensation expense	—	—	2,330	—	50	—	—	—	50
Dividends — common stock	—	—	—	—	—	(108)	—	—	(108)
Dividends — preferred stock	—	—	—	—	—	(9)	—	—	(9)
Balance at March 31, 2015	575	$560	560,542	$5	$3,841	$11,936	$(161)	$(4,970)	$11,211

Balance at December 31, 2015	575	$560	560,679	$5	$3,885	$13,250	$(160)	$(6,265)	$11,275
Net income	—	—	—	—	—	575	—	—	575
Other comprehensive loss	—	—	—	—	—	—	(12)	—	(12)
Purchases of treasury stock	—	—	—	—		—	—	(423)	(423)
Common stock issued under employee benefit plans	—	—	21	—	1	—	—	—	1
Common stock issued and stock-based compensation expense	—	—	1,510	—	27	—	—	—	27
Dividends — common stock	—	—	—	—	—	(118)	—	—	(118)
Dividends — preferred stock	—	—	—	—	—	(9)	—	—	(9)
Balance at March 31, 2016	575	$560	562,210	$5	$3,913	$13,698	$(172)	$(6,688)	$11,316

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2016	2015
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$575	$586
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	424	390
Depreciation and amortization	84	95
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(98)	(113)
Net loss (gain) on origination and sale of loans, investments and other assets	13	(36)
Proceeds from sale of mortgage loans originated for sale	—	1,083
Net principal disbursed on mortgage loans originated for sale	—	(1,110)
Other, net	4	(8)
Changes in assets and liabilities:
Increase in other assets	(33)	(40)
Increase in accrued expenses and other liabilities	189	216
Net cash provided by operating activities	1,158	1,063

Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	158	1,188
Maturities of held-to-maturity investment securities	5	2
Purchases of held-to-maturity investment securities	(16)	(17)
Net principal repaid on loans originated for investment	1,793	2,129
Purchases of other investments	(1)	(5)
Increase in restricted cash	(911)	(3)
Purchases of premises and equipment	(46)	(41)
Net cash provided by investing activities	982	3,253

Cash flows from financing activities
Net increase in short-term borrowings	—	53
Proceeds from issuance of securitized debt	991	950
Maturities and repayment of securitized debt	(980)	(1,083)
Proceeds from issuance of other long-term borrowings	38	499
Proceeds from issuance of common stock	1	1
Purchases of treasury stock	(423)	(420)
Net increase in deposits	925	333
Dividends paid on common and preferred stock	(129)	(119)
Net cash provided by financing activities	423	214
Net increase in cash and cash equivalents	2,563	4,530
Cash and cash equivalents, at beginning of period	9,572	7,284
Cash and cash equivalents, at end of period	$12,135	$11,814

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2015 audited consolidated financial statements filed with the Company’s annual report on Form 10-K for the year ended December 31, 2015.
Change in Accounting Principle
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest—-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which makes the presentation of debt issuance costs consistent with that of debt discounts and premiums. This ASU requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability. Before becoming effective for the Company on January 1, 2016, these costs were recorded as deferred charges presented in other assets on the consolidated statements of financial condition. The guidance requires retrospective application in the financial statements. As such, some balances as of December 31, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of a related liability. The impact of adopting this ASU was a reduction of other assets of $137 million, a reduction of long-term borrowings of $74 million and a reduction of deposits of $63 million at December 31, 2015. There was no impact to the consolidated statements of income.

Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through the income statement as a component of income tax expense. Under current GAAP, these differences are generally recorded in additional paid-in capital and thus have no impact on net income today. The change in treatment of excess tax benefits and tax deficiencies will also impact the computation of diluted earnings per share, and the cash flows associated with those items will be classified as operating activities on the statement of cash flows. The ASU will permit certain elective changes associated with stock compensation accounting. For example, companies can elect to account for forfeitures of awards as they occur rather than projecting forfeitures in the accrual of compensation expense. In addition, the ASU increases the proportion of shares an employer is permitted (though not required) to withhold on behalf of an employee to satisfy the employee’s income tax burden on a share-based award without causing the award to become subject to liability accounting. This ASU will become effective for the Company on January 1, 2017 and management is in the process of evaluating its impact. Upon adoption, the cumulative amounts associated with previous excess tax benefits will be reclassified from additional paid-in capital to retained earnings.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The guidance in this ASU provides clarification on the principal versus agent concept in relation to revenue recognition guidance issued as part of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 requires a company to determine whether it is a principal or an agent in a transaction in which another party is involved in providing goods or services to a customer by evaluating the nature of its promise to the customer. ASU 2016-08 provides clarification for identifying the good, service or right being transferred in a revenue transaction and identifies the principal as the party that controls the good, service or right prior to its transfer to the customer. The ASU provides further clarity on how to evaluate control in this context. This guidance will become effective for the Company on January 1, 2018 and management is evaluating the impact of these changes as part of its overall evaluation of ASU 2014-09.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance will require lessees to capitalize most leases on their balance sheet whereas under current GAAP only capital leases are recognized on the lessee’s balance sheet. Leases which today are identified as capital leases will generally be identified as financing leases under the new guidance but otherwise their accounting treatment will remain relatively unchanged. Leases identified today as operating leases will generally remain in that category under the new standard, but both a right-of-use asset and a liability for remaining lease payments will now be required to be recognized on the balance sheet for this type of lease. The manner in which expenses associated with all leases are reported on the income statement will remain mostly unchanged. Lessor accounting also remains substantially unchanged by the new standard. The new guidance will become effective for the Company on January 1, 2019 and management is in the process of evaluating its impact.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU will have limited impact on the Company since it does not change the guidance for classifying and measuring investments in debt securities or loans. The standard requires entities to measure certain cost-method equity investments at fair value with changes in value recognized in net income. Equity investments that do not have readily determinable fair values will be carried at cost, less any impairment, plus or minus changes resulting from any observable price changes in orderly transactions for an identical or similar investment of the same issuer. This ASU requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans) on the balance sheet or the accompanying notes to the financial statements. This ASU will become effective for the Company on January 1, 2018 and is not expected to have a material impact to the financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU addresses whether a cloud computing arrangement contains a software license. Under this ASU a cloud computing arrangement contains a software license if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and provided it is feasible for the customer to either host the software internally or with an external party unrelated to the original vendor. Upon meeting both of these criteria, a customer should account for the software license within a cloud computing arrangement in a manner consistent with the acquisition of other software licenses. This could potentially change the timing of expense recognition associated with the contract. If a cloud computing arrangement does not meet both criteria, a customer will account for the arrangement entirely as a service contract. This ASU became effective for the Company on January 1, 2016. Management determined there were no existing contractual arrangements impacted by this ASU. The new guidance will be applied to any new contractual arrangements that meet the criteria discussed above.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The guidance in this ASU was issued to improve targeted areas of the accounting rules for consolidation. This ASU changes the analysis companies will use to determine if certain types of legal entities should be consolidated. In addition, it modifies the determination of whether a limited liability entity should be evaluated as a variable interest entity ("VIE") or a voting interest entity and eliminates the presumption that a general partner should consolidate a limited partnership. The new amendment became effective for the Company on January 1, 2016. The amendments primarily triggered a review of the Company’s tax credit investments, which typically utilize limited liability entities. As a result of that review, management determined that its prior conclusions associated with the Company's tax credit investments continue to be appropriate.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes existing revenue recognition requirements in Topic 605, Revenue Recognition, including an assortment of transaction-specific and industry-specific rules. This ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore the Company’s net interest income should not be affected. The Company’s revenue from discount and interchange, protection products, transaction processing and certain fees are within the scope of these rules. Throughout 2015, management followed the discussions of the FASB and its Transition Resource Group pertaining to credit card arrangements, loyalty programs, and transaction processing arrangements, and how the new revenue recognition rules should be interpreted for each. Based on those discussions, management is considering the comments made as part of those discussions in its ongoing evaluation of the new standard. Management expects to complete its evaluation of the impact of this amendment in 2016. The new revenue recognition model will become effective for the Company on January 1, 2018. Upon adoption in 2018, as appropriate, the Company will record an adjustment to retained earnings as of the beginning of the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2018, without restating prior periods presented. Management has not yet determined which transition reporting option it will apply.

2.	Business Dispositions
On June 16, 2015, the Company announced the closing of the mortgage origination business it acquired in 2012, which was part of its Direct Banking segment. The disposition represented the exiting of an ancillary business and did not have a major impact on the Company’s operations.

3.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	March 31, 2016	December 31, 2015
U.S. Treasury securities(1)	$1,181	$1,273
U.S. government agency securities	492	494
States and political subdivisions of states	5	7
Residential mortgage-backed securities - Agency(2)	1,278	1,310
Total investment securities	$2,956	$3,084

(1)	Includes $20 million and $7 million of U.S. Treasury securities pledged as swap collateral in lieu of cash as of March 31, 2016 and December 31, 2015, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2016
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$1,177	$3	$—	$1,180
U.S. government agency securities	491	1	—	492
Residential mortgage-backed securities - Agency	1,134	18	—	1,152
Total available-for-sale investment securities	$2,802	$22	$—	$2,824
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	5	—	—	5
Residential mortgage-backed securities - Agency(4)	126	3	—	129
Total held-to-maturity investment securities	$132	$3	$—	$135

At December 31, 2015
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$1,277	$1	$(6)	$1,272
U.S. government agency securities	492	2	—	494
Residential mortgage-backed securities - Agency	1,195	6	(4)	1,197
Total available-for-sale investment securities	$2,964	$9	$(10)	$2,963
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	7	—	—	7
Residential mortgage-backed securities - Agency(4)	113	1	—	114
Total held-to-maturity investment securities	$121	$1	$—	$122

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2015
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$670	$(6)	$—	$—
Residential mortgage-backed securities - Agency	15	$486	$(4)	$—	$—

Aggregate gross unrealized losses were not material as of March 31, 2016. There were no losses related to other-than-temporary impairments during the three months ended March 31, 2016 and 2015.

The following table provides information about proceeds from sales, recognized gains and losses and net unrealized gains and losses on available-for-sale securities (dollars in millions):

	For the Three Months Ended March 31,
	2016	2015
Proceeds from the sales of available-for-sale investment securities	$—	$899
Gain on sales of available-for-sale investment securities	$—	$8
Net unrealized gain recorded in other comprehensive income, before-tax	$23	$—
Net unrealized gain recorded in other comprehensive income, after-tax	$14	$—

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the table below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At March 31, 2016
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$500	$677	$—	$—	$1,177
U.S. government agency securities	491	—	—	—	491
Residential mortgage-backed securities - Agency	—	—	359	775	1,134
Total available-for-sale investment securities	$991	$677	$359	$775	$2,802
Held-to-Maturity Investment Securities—Amortized Cost
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	5	5
Residential mortgage-backed securities - Agency	—	—	—	126	126
Total held-to-maturity investment securities	$1	$—	$—	$131	$132
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$501	$679	$—	$—	$1,180
U.S. government agency securities	492	—	—	—	492
Residential mortgage-backed securities - Agency	—	—	363	789	1,152
Total available-for-sale investment securities	$993	$679	$363	$789	$2,824
Held-to-Maturity Investment Securities—Fair Values
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	5	5
Residential mortgage-backed securities - Agency	—	—	—	129	129
Total held-to-maturity investment securities	$1	$—	$—	$134	$135

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statements of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of March 31, 2016 and December 31, 2015, the Company had outstanding investments in these entities of $315 million and $328 million, respectively, and related contingent liabilities of $56 million and $57 million, respectively. Of the above outstanding equity investments, the Company had $233 million and $238 million, respectively, of investments related to affordable housing projects, which had $56 million and $57 million related contingent liabilities as of March 31, 2016 and December 31, 2015, respectively.

4.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and purchased credit-impaired ("PCI") loans.
The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	March 31, 2016	December 31, 2015
Loan receivables
Credit card loans(1)	$55,620	$57,896
Other loans
Personal loans	5,534	5,490
Private student loans	5,949	5,647
Other	252	236
Total other loans	11,735	11,373
Purchased credit-impaired loans(2)	2,965	3,116
Total loan receivables	70,320	72,385
Allowance for loan losses	(1,921)	(1,869)
Net loan receivables	$68,399	$70,516

(1)
Amounts include $20.9 billion and $21.6 billion underlying investors’ interest in trust debt at March 31, 2016 and December 31, 2015 and $6.2 billion and $7.2 billion in seller's interest at March 31, 2016 and December 31, 2015, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for further information.

(2)
Amounts include $1.6 billion and $1.7 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at March 31, 2016 and December 31, 2015, respectively. See Note 5: Credit Card and Student Loan Securitization Activities.

Credit Quality Indicators
The Company regularly reviews its collection experience (including delinquencies and net charge-offs) in determining its allowance for loan losses.
Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At March 31, 2016
Credit card loans(2)	$454	$480	$934	$427	$190
Other loans
Personal loans(3)	40	14	54	13	6
Private student loans (excluding PCI)(4)	78	36	114	36	—
Other	2	1	3	—	20
Total other loans (excluding PCI)	120	51	171	49	26
Total loan receivables (excluding PCI)	$574	$531	$1,105	$476	$216

At December 31, 2015
Credit card loans(2)	$505	$490	$995	$422	$198
Other loans
Personal loans(3)	34	15	49	13	6
Private student loans (excluding PCI)(4)	84	24	108	25	—
Other	—	1	1	—	20
Total other loans (excluding PCI)	118	40	158	38	26
Total loan receivables (excluding PCI)	$623	$530	$1,153	$460	$224

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $8 million and $7 million for the three months ended March 31, 2016 and 2015, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)
Credit card loans that are 90 or more days delinquent and accruing interest include $44 million and $42 million of loans accounted for as troubled debt restructurings at March 31, 2016 and December 31, 2015, respectively.

(3)	Personal loans that are 90 or more days delinquent and accruing interest include $4 million of loans accounted for as troubled debt restructurings at March 31, 2016 and December 31, 2015.

(4)	Private student loans that are 90 or more days delinquent and accruing interest include $3 million of loans accounted for as troubled debt restructurings at March 31, 2016 and December 31, 2015.

Information related to the net charge-offs in the Company's loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended March 31,
	2016		2015
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans	$326	2.34%	$319	2.40%
Other loans
Personal loans	34	2.45%	28	2.22%
Private student loans (excluding PCI)	12	0.85%	13	1.03%
Total other loans (excluding PCI)	46	1.59%	41	1.58%
Net charge-offs as a percentage of total loans (excluding PCI)	$372	2.21%	$360	2.26%
Net charge-offs as a percentage of total loans (including PCI)	$372	2.11%	$360	2.14%

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
The following table provides the most recent FICO scores available for the Company’s customers as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
At March 31, 2016
Credit card loans	82%	18%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

At December 31, 2015
Credit card loans	83%	17%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At March 31, 2016 and December 31, 2015, there were $31 million of private student loans, including PCI, in forbearance, which represent 0.5% of total student loans in repayment and forbearance.

Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Three Months Ended March 31, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	362	44	17	1	424
Deductions
Charge-offs	(439)	(39)	(15)	—	(493)
Recoveries	113	5	3	—	121
Net charge-offs	(326)	(34)	(12)	—	(372)
Balance at end of period	$1,590	$165	$148	$18	$1,921

	For the Three Months Ended March 31, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	337	31	20	2	390
Deductions
Charge-offs	(428)	(31)	(15)	—	(474)
Recoveries	109	3	2	—	114
Net charge-offs	(319)	(28)	(13)	—	(360)
Balance at end of period	$1,492	$123	$142	$19	$1,776

(1)	Includes both PCI and non-PCI private student loans.

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended March 31,
	2016	2015
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$69	$75
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$17	$20

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(3)	Other Loans(4)	Total
At March 31, 2016
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,430	$149	$96	$1	$1,676
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	160	16	16	17	209
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	36	—	36
Total allowance for loan losses	$1,590	$165	$148	$18	$1,921
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$54,600	$5,464	$5,896	$194	$66,154
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,020	70	53	58	1,201
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	2,965	—	2,965
Total recorded investment	$55,620	$5,534	$8,914	$252	$70,320

At December 31, 2015
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,394	$140	$92	$1	$1,627
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	160	15	15	16	206
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	36	—	36
Total allowance for loan losses	$1,554	$155	$143	$17	$1,869
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$56,877	$5,422	$5,599	$179	$68,077
Evaluated for impairment in accordance with ASC 310-10-35(1)(2)	1,019	68	48	57	1,192
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	3,116	—	3,116
Total recorded investment	$57,896	$5,490	$8,763	$236	$72,385

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

(2)
The unpaid principal balance of credit card loans was $873 million and $869 million at March 31, 2016 and December 31, 2015, respectively. The unpaid principal balance of personal loans was $69 million and $67 million at March 31, 2016 and December 31, 2015, respectively. The unpaid principal balance of student loans was $52 million and $47 million at March 31, 2016 and December 31, 2015, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

(3)	Includes both PCI and non-PCI private student loans.

(4)	Certain other loans, including non-performing Diners Club licensee loans, are individually evaluated for impairment.
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
To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance periods of up to 12 months over the life of the loan. Forbearance provides borrowers a deferment in making payments, during which time loan interest continues to accrue at contractual rates. The Company does not anticipate significant shortfalls in the contractual amount due for borrowers using a first hardship forbearance period as the historical performance of these borrowers is not significantly different from the overall portfolio. However, when a borrower is 30 or more days delinquent and granted a second hardship forbearance period, the forbearance is considered a troubled debt restructuring. In addition, the Company offers temporary reduced payment programs, which normally consist of a reduction of the minimum payment for a period of no longer than 12 months each time the program is utilized by a borrower. When a student loan borrower is enrolled in a temporary reduced payment program for 12 months or fewer over the life of the loan, the modification is not considered a troubled debt restructuring. However, when enrollment is greater than 12 months over the life of the loan, the modification is considered a troubled debt restructuring.
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

Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended March 31, 2016
Credit card loans
Modified credit card loans(3)	$274	$12	$1
Internal programs	$464	$3	$16
External programs	$283	$5	$3
Personal loans	$69	$2	$1
Private student loans	$50	$1	N/A

For the Three Months Ended March 31, 2015
Credit card loans
Modified credit card loans(3)	$255	$11	$1
Internal programs	$452	$3	$15
External programs	$323	$6	$3
Personal loans	$57	$2	$1
Private student loans	$40	$1	N/A

(1)
The Company does not separately track interest income on loans in modification programs. Amounts shown are estimated by applying an average interest rate to the average loans in the various modification programs.

(2)
The Company does not separately track the amount of gross interest income that would have been recorded if the loans in modification programs had not been restructured and interest had instead been recorded in accordance with the original terms. Amounts shown are estimated by applying the difference between the average interest rate earned on non-impaired loans and the average interest rate earned on loans in the modification programs to the average loans in the modification programs.

(3)
This balance is considered impaired, but is excluded from the internal and external program amounts reflected in this table. Represents credit card loans that were modified in troubled debt restructurings, but are no longer enrolled in troubled debt restructuring program due to noncompliance with the terms of the modification or successful completion of a program.

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three months ended March 31, 2016 and 2015, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended March 31, 2016 and 2015, the Company forgave approximately $9 million and $11 million of interest and fees as a result of accounts entering into a credit card loan modification program, respectively.
The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended March 31,
	2016		2015
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans
Internal programs	14,967	$96	13,243	$86
External programs	7,317	$39	7,617	$39
Personal loans	1,061	$12	986	$12
Private student loans	452	$8	469	$7

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended March 31,
	2016		2015
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans
Internal programs(1)(2)	3,001	$18	3,176	$20
External programs(1)(2)	1,699	$7	1,643	$7
Personal loans(2)	158	$2	151	$2
Private student loans(3)	197	$3	305	$4

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
Of the account balances that defaulted as shown above for the three months ended March 31, 2016 and 2015, approximately 37% and 43%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at March 31, 2016 and December 31, 2015. Total PCI student loans had an outstanding balance of $3.2 billion and $3.3 billion, including accrued interest, and a related carrying amount of $3.0 billion and $3.1 billion as of March 31, 2016 and December 31, 2015, respectively.
The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$965	$1,341
Accretion into interest income	(49)	(59)
Other changes in expected cash flows	—	(101)
Balance at end of period	$916	$1,181

Periodically, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the three months ended March 31, 2016 and 2015. The allowance for PCI loan losses at March 31, 2016 and December 31, 2015 was $36 million. For the three months ended March 31, 2016, there were no changes in other cash flow assumptions. For the three months ended March 31, 2015 changes in other cash flow assumptions resulted in a decrease in accretable yield primarily related to changes in borrower prepayment assumptions. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At March 31, 2016, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.18% and 0.73%, respectively. At December 31, 2015, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.53% and 0.88%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.43% and 0.50% for the three months ended March 31, 2016 and 2015, respectively.

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
The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. In order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes. The subordinated classes are held by wholly-owned subsidiaries of Discover Bank. The Company is exposed to credit-related risk of loss associated with trust assets as of the balance sheet date through the retention of these subordinated interests. The estimated probable incurred loss is included in the allowance for loan loss estimate.
The Company’s credit card securitizations are accounted for as secured borrowings and the trusts and Discover Funding LLC are treated as consolidated subsidiaries of the Company. The Company’s retained interests in the assets of the trusts, consisting of investments in DCENT notes held by subsidiaries of Discover Bank, constitute intercompany positions which are eliminated in the preparation of the Company’s condensed consolidated statements of financial condition.
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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	March 31, 2016	December 31, 2015
Restricted cash	$921	$19

Investors’ interests held by third-party investors	15,725	15,625
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,199	6,017
Seller’s interest	6,241	7,231
Loan receivables(1)	27,165	28,873
Allowance for loan losses allocated to securitized loan receivables(1)	(783)	(783)
Net loan receivables	26,382	28,090
Other(2)	6	5
Carrying value of assets of consolidated variable interest entities	$27,309	$28,114

(1)
The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

(2)
Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of December 31, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation for additional information.

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
In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of March 31, 2016, no economic or other early amortization events have occurred.
The table below provides information concerning investors’ interests and related excess spread (dollars in millions):

At March 31, 2016	Investors’ Interests(1)	Number of Series Outstanding	3-Month Rolling Average Excess Spread
Discover Card Execution Note Trust (DiscoverSeries notes)	$20,924	36	13.55%

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.
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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	March 31, 2016	December 31, 2015
Restricted cash	$89	$80

Student loan receivables(1)	1,596	1,678
Allowance for loan losses allocated to securitized loan receivables(1)	(28)	(28)
Net student loan receivables	1,568	1,650
Carrying value of assets of consolidated variable interest entities	$1,657	$1,730

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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	March 31, 2016	December 31, 2015
Certificates of deposit in amounts less than $100,000(1)	$19,728	$20,491
Certificates of deposit in amounts $100,000 or greater(2)	5,516	5,228
Savings deposits, including money market deposit accounts	22,811	21,375
Total interest-bearing deposits(1)	$48,055	$47,094

(1)
Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of December 31, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation for additional information.

(2)
Includes $1.2 billion and $1.1 billion in certificates of deposit greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of March 31, 2016 and December 31, 2015, respectively.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

Maturity Period	March 31, 2016
Three months or less	$530
Over three months through six months	742
Over six months through twelve months	1,536
Over twelve months	2,708
Total	$5,516

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	March 31, 2016
2016	$8,335
2017	6,792
2018	3,607
2019	1,966
2020	1,938
Thereafter	2,606
Total	$25,244

7.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	March 31, 2016				December 31, 2015
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)(8)	2016 - 2020	1.04% - 5.65%	2.05%	$9,268	$9,152
Floating-rate asset-backed securities(2)(3)(8)	2016 - 2019	0.62% - 0.89%	0.79%	6,441	6,440
Total Discover Card Master Trust I and Discover Card Execution Note Trust(8)				15,709	15,592

Floating-rate asset-backed securities(4)(5)(6)(7)	2031 - 2042	0.79% - 4.25%	2.21%	1,070	1,143
Total SLC Private Student Loan Trusts				1,070	1,143
Total long-term borrowings - owed to securitization investors(8)				16,779	16,735

Discover Financial Services (Parent Company)
Fixed-rate senior notes(1)(8)	2017 - 2025	3.75%-10.25%	4.75%	2,073	2,066
Fixed-rate retail notes(8)	2021 - 2028	3.00% - 4.40%	3.94%	77	39

Discover Bank
Fixed-rate senior bank notes(1)(8)	2018 - 2026	2.00% - 4.25%	3.16%	5,128	5,115
Fixed-rate subordinated bank notes(8)	2019 - 2020	7.00% - 8.70%	7.49%	695	695
Total long-term borrowings(8)				$24,752	$24,650

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”). Use of these interest rate swaps impacts carrying value of the debt.

(2)
Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 18 to 45 basis points and 3-month LIBOR + 20 basis points as of March 31, 2016.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 15: Derivatives and Hedging Activities.

(4)
SLC Private Student Loan Trusts floating-rate asset-backed securities include issuances with the following interest rate terms: 3-month LIBOR + 17 to 45 basis points, Prime rate + 75 to 100 basis points and 1-month LIBOR + 350 basis points as of March 31, 2016.

(5)
The Company acquired an interest rate swap related to the securitized debt assumed in the SLC transaction. The swap does not qualify for hedge accounting and has no impact on debt carrying value. See Note 15: Derivatives and Hedging Activities.

(6)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(7)	Includes $302 million of senior notes maturing in 2031, $621 million of senior and subordinated notes maturing in 2036 and $147 million of senior notes maturing in 2042 as of March 31, 2016.

(8)
Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of December 31, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation for additional information.

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	March 31, 2016
2016	$2,150
2017	5,099
2018	5,273
2019	4,270
2020	3,094
Thereafter	4,866
Total	$24,752

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of March 31, 2016, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn as of March 31, 2016. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in 2017 and 2018. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in millions):

	Unrealized Gain on Available-for-Sale Investment Securities, Net of Tax	Loss on Cash Flow Hedges, Net of Tax	Pension Plan Loss, Net of Tax	AOCI
For the Three Months Ended March 31, 2016
Balance at December 31, 2015	$—	$(20)	$(140)	$(160)
Net change	14	(26)	—	(12)
Balance at March 31, 2016	$14	$(46)	$(140)	$(172)

For the Three Months Ended March 31, 2015
Balance at December 31, 2014	$23	$(7)	$(154)	$(138)
Net change	—	(23)	—	(23)
Balance at March 31, 2015	$23	$(30)	$(154)	$(161)

The table below presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Three Months Ended March 31, 2016
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$23	$(9)	$14
Amounts reclassified from AOCI	—	—	—
Net change	$23	$(9)	$14
Cash Flow Hedges
Net unrealized loss arising during the period	$(52)	$21	$(31)
Amounts reclassified from AOCI	9	(4)	5
Net change	$(43)	$17	$(26)

For the Three Months Ended March 31, 2015
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$8	$(3)	$5
Amounts reclassified from AOCI	(8)	3	(5)
Net change	$—	$—	$—
Cash Flow Hedges
Net unrealized loss arising during the period	$(47)	$17	$(30)
Amounts reclassified from AOCI	12	(5)	7
Net change	$(35)	$12	$(23)

9.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended March 31,
	2016	2015
Income before income tax expense	$914	$908
Income tax expense	$339	$322
Effective income tax rate	37.1%	35.5%

Income tax expense and the effective tax rate increased $17 million and 1.6%, respectively, for the three months ended March 31, 2016 as compared to the same period in 2015. The 2015 period included a one-time benefit related to unrecognized tax benefits from resolving certain tax matters.
The Company is subject to examination by the Internal Revenue Service ("IRS") and the tax authorities in various state and foreign tax jurisdictions. The tax years under examination vary by jurisdiction. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these examinations. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that could result from such examinations.
On April 6, 2016, the Company was notified that the United States Congress Joint Committee on Taxation (“JCT”) approved an audit settlement for tax years 1999-2005 and 2006-2007. The 2008-2010 audit is currently under administrative appeals. This JCT approval resolves issues that were disputed through several tax audit cycles (1999-2005, 2006-2007, 2008-2010 and 2011-2012). The Company will apply the settlement methodology to all open audit cycles.
As a result of these events, the Company anticipates recognizing both the unrecognized tax benefit receivables and payables of $337 million as applicable to each tax period and reversing the corresponding accrued interest which will result in a reduction of tax expense of approximately $40 million, in the second quarter of 2016.
The 1999-2005 and 2006-2007 audit periods pre-date the Company’s spin-off, therefore settlement from those years will be governed by the Company’s Tax Sharing Agreement with Morgan Stanley. Settlement of tax years subsequent to the spin-off date, June 30, 2007, will be made directly with the IRS.

10.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2016	2015
Numerator
Net income	$575	$586
Preferred stock dividends	(9)	(9)
Net income available to common stockholders	566	577
Income allocated to participating securities	(4)	(4)
Net income allocated to common stockholders	$562	$573
Denominator
Weighted-average shares of common stock outstanding	417	448
Basic earnings per common share	$1.35	$1.28
Diluted earnings per common share	$1.35	$1.28

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three months ended March 31, 2016 and 2015.

11.	Capital Adequacy
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
Among other things, the Basel III rules (i) introduced a new capital measure called Common Equity Tier 1 (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and additional Tier 1 capital instruments meeting specified requirements, (iii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations.
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
As of March 31, 2016, the Company and Discover Bank met all Basel III minimum capital ratio requirements. The Company and Discover Bank also met the requirements to be considered "well-capitalized" under prompt corrective action regulations and there have been no conditions or events that management believes have changed the Company's or Discover Bank's category. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total capital (to risk-weighted assets)
Discover Financial Services	$12,463	16.8%	$5,936	≥8.0%	$7,421	≥10.0%
Discover Bank	$12,008	16.4%	$5,876	≥8.0%	$7,345	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,153	15.0%	$4,452	≥6.0%	$5,936	≥8.0%
Discover Bank	$10,061	13.7%	$4,407	≥6.0%	$5,876	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,153	12.8%	$3,493	≥4.0%	$4,366	≥5.0%
Discover Bank	$10,061	11.6%	$3,459	≥4.0%	$4,323	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,593	14.3%	$3,339	≥4.5%	$4,823	≥6.5%
Discover Bank	$10,061	13.7%	$3,305	≥4.5%	$4,774	≥6.5%

December 31, 2015(1)
Total capital (to risk-weighted assets)
Discover Financial Services	$12,497	16.5%	$6,052	≥8.0%	$7,565	≥10.0%
Discover Bank	$11,905	15.9%	$5,991	≥8.0%	$7,488	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,126	14.7%	$4,539	≥6.0%	$6,052	≥8.0%
Discover Bank	$9,941	13.3%	$4,493	≥6.0%	$5,991	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,126	12.9%	$3,446	≥4.0%	$4,307	≥5.0%
Discover Bank	$9,941	11.7%	$3,410	≥4.0%	$4,263	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,566	14.0%	$3,404	≥4.5%	$4,917	≥6.5%
Discover Bank	$9,941	13.3%	$3,370	≥4.5%	$4,867	≥6.5%

(1)
Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of December 31, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation for additional information.

12.	Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2028. Future minimum payments on capital leases were not material at March 31, 2016. The following table shows future minimum payments on non-cancelable operating leases with original terms in excess of one year (dollars in millions):

March 31, 2016
2016	$11
2017	12
2018	11
2019	9
2020	7
Thereafter	34
Total minimum lease payments	$84

Unused Commitments to Extend Credit
At March 31, 2016, the Company had unused commitments to extend credit for loans of approximately $182.8 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
Mortgage Loans Representations and Warranties
The Company sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan, even though the Company closed the mortgage origination business. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At

March 31, 2016, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition.
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

March 31, 2016
Diners Club:
Merchant guarantee	$142
PULSE:
ATM guarantee	$1

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of March 31, 2016, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution) or after expiration of the time period for chargebacks in the applicable agreement, the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three months ended March 31, 2016 and 2015.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended March 31,
	2016	2015
Aggregate sales transaction volume(1)	$31,281	$29,498

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of March 31, 2016 or December 31, 2015. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.
 The table below provides information regarding escrow deposits and settlement withholdings, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition, respectively (dollars in millions):

	March 31, 2016	December 31, 2015
Settlement withholdings and escrow deposits	$6	$7

13.	Litigation and Regulatory Matters
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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation and regulatory settlement related expense was insignificant for the three months ended March 31, 2016 and was $23 million for the three months ended March 31, 2015.
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
On August 14, 2012, a purported shareholder, James Groen, filed a shareholder derivative action in the U.S. District Court for the Northern District of Illinois (Groen v. Nelms et al.) against the Company’s board of directors, certain current and former officers and directors and the Company as nominal defendant. On August 27, 2012, a second purported shareholder, the Charter Township of Clinton Police and Fire Retirement System, filed a substantially identical shareholder derivative action in the same court against the same parties (Charter Township of Clinton Police and Fire Retirement System v. Nelms et al.). On September 25, 2012, the actions were consolidated, and on February 19, 2013, the plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts claims against the board of directors and certain current and former officers and directors for alleged breach of fiduciary duty, corporate waste and unjust enrichment arising out of the Company’s alleged violations of the law in connection with the marketing and sale of its protection products. The relief sought in the consolidated complaint includes changes to the Company’s corporate governance procedures; unspecified damages, injunctive relief, restitution and disgorgement from the individual defendants; and attorneys’ fees. On April 5, 2013, the defendants filed a motion to dismiss the amended consolidated complaint, and on June 5, 2013, briefing on the motion to dismiss was completed. On March 23, 2015, the Court granted the defendants’ motion to dismiss the amended consolidated shareholder derivative complaint without prejudice, while also allowing the plaintiffs until April 10, 2015 to request permission to file a further amended complaint in order to avoid having the case dismissed with prejudice. On April 6, 2015, the plaintiffs filed a motion requesting reconsideration by the Court of its order dismissing the complaint. In addition, on April 10, 2015, the plaintiffs filed a motion requesting permission to file a further amended complaint. On March 17, 2016, the Court denied both the motion for reconsideration and motion for leave to amend and dismissed the case with prejudice. On April 18, 2016, the plaintiffs filed a notice of appeal.
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
On July 9, 2015, a class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of Illinois (Polly Hansen v. Discover Financial Services and Discover Home Loans, Inc.). The plaintiff alleges that the Company contacted her, and members of the class she seeks to represent, on their cellular and residential telephones without their express consent or after consent was revoked in violation of the Telephone Consumer Protection Act ("TCPA"). Plaintiff seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). The Company will seek to vigorously defend against all claims asserted by the plaintiff. On March 8, 2016, Summer Davenport was substituted as lead plaintiff for Polly Hansen.
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
On September 4, 2015, the District Attorney of Trinity County, California filed a protection products lawsuit against the Company in California state court (The People of the State of California Ex Rel, Eric L. Heryford, District Attorney, Trinity County v. Discover Financial Services, et al.). The District Attorney subsequently dismissed this lawsuit on February 19, 2016 and filed a new complaint in federal court in the Eastern District of California on March 4, 2016 alleging the same cause of action. An amended complaint was filed on March 25, 2016. The lawsuit asserts various claims under California's Unfair Competition Law with respect to the Company's marketing and administration of various protection products. Plaintiff seeks declaratory relief, statutory civil penalties, and attorneys’ fees. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiff.

On March 8, 2016, a class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc. et al.) alleging violations of the Sherman Antitrust Act, California's Cartwright Act, and unjust enrichment. Plaintiffs allege a conspiracy to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. Plaintiffs seek damages, attorneys' fees, costs and injunctive relief. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.

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
During the three months ended March 31, 2016, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's condensed consolidated financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at March 31, 2016
Assets
U.S. Treasury securities	$1,180	$—	$—	$1,180
U.S. government agency securities	492	—	—	492
Residential mortgage-backed securities - Agency	—	1,152	—	1,152
Available-for-sale investment securities	$1,672	$1,152	$—	$2,824

Derivative financial instruments	$—	$58	$—	$58

Liabilities
Derivative financial instruments	$—	$78	$—	$78

Balance at December 31, 2015
Assets
U.S. Treasury securities	$1,272	$—	$—	$1,272
U.S. government agency securities	494	—	—	494
Residential mortgage-backed securities - Agency	—	1,197	—	1,197
Available-for-sale investment securities	$1,766	$1,197	$—	$2,963

Derivative financial instruments	$—	$22	$—	$22

Liabilities
Derivative financial instruments	$—	$38	$—	$38

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2016 and 2015.
Available-for-Sale Investment Securities
Investment securities classified as available-for-sale consist of U.S. Treasury securities, U.S. government agency securities and residential mortgage-backed securities. The fair value estimates of investment securities classified as Level 1, consisting of U.S. Treasury and government agency securities, are determined based on quoted market prices for the same securities. The Company classifies all other available-for-sale investment securities as Level 2, the fair value estimates of which are obtained from pricing services, where fair values are estimated using pricing models based on observable market inputs or recent trades of similar securities. The fair value estimates of residential mortgage-backed securities are based on the best information available. This data may consist of observed market prices, broker quotes or discounted cash flow models that incorporate assumptions such as benchmark yields, issuer spreads, prepayment speeds, credit ratings and losses, the priority of which may vary based on availability of information.
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

At March 31, 2016, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $1.1 billion, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.
Derivative Financial Instruments
The Company's derivative financial instruments consist of interest rate swaps and foreign exchange forward contracts. These instruments are classified as Level 2 as their fair values are estimated using proprietary pricing models, containing certain assumptions based on readily observable market-based inputs, including interest rate curves, option volatility and foreign currency forward and spot rates. In determining fair values, the pricing models use widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and the observable market-based inputs. The fair values of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments are based on an expectation of future interest rates derived from the observable market interest rate curves. The Company considers collateral and master netting agreements that mitigate credit exposure to counterparties in determining the counterparty credit risk valuation adjustment. The fair values of the currency instruments are valued comparing the contracted forward exchange rate pertaining to the specific contract maturities to the current market exchange rate.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three months ended March 31, 2016 and 2015, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at March 31, 2016
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	5	—	5	5
Residential mortgage-backed securities - Agency	—	129	—	129	126
Held-to-maturity investment securities	$1	$134	$—	$135	$132

Cash and cash equivalents	$12,135	$—	$—	$12,135	$12,135
Restricted cash	$1,010	$—	$—	$1,010	$1,010
Net loan receivables	$—	$—	$69,473	$69,473	$68,399
Accrued interest receivables	$—	$666	$—	$666	$666

Liabilities
Deposits	$—	$48,775	$—	$48,775	$48,465
Long-term borrowings - owed to securitization investors	$—	$15,849	$1,131	$16,980	$16,779
Other long-term borrowings	$—	$8,444	$—	$8,444	$7,973
Accrued interest payables	$—	$172	$—	$172	$172

Balance at December 31, 2015
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	7	—	7	7
Residential mortgage-backed securities - Agency	—	114	—	114	113
Held-to-maturity investment securities	$1	$121	$—	$122	$121

Cash and cash equivalents	$9,572	$—	$—	$9,572	$9,572
Restricted cash	$99	$—	$—	$99	$99
Net loan receivables	$—	$—	$71,455	$71,455	$70,516
Accrued interest receivables	$—	$660	$—	$660	$660

Liabilities
Deposits(1)	$—	$47,714	$—	$47,714	$47,531
Long-term borrowings - owed to securitization investors(1)	$—	$15,634	$1,220	$16,854	$16,735
Other long-term borrowings(1)	$—	$8,355	$—	$8,355	$7,915
Accrued interest payables	$—	$158	$—	$158	$158

(1)
Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of December 31, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation for additional information.

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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on credit card securitized debt and deposits. The Company's outstanding cash flow hedges are for an initial maximum period of five years for securitized debt and seven years for deposits. The derivatives are designated as hedges of the risk of changes in cash flows on the Company's LIBOR or Federal Funds rate-based interest payments and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in AOCI related to derivatives at March 31, 2016 will be reclassified to interest expense as interest payments are made on certain of the Company's floating-rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $31 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.
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
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	March 31, 2016				December 31, 2015
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$4,100	8	$—	$78	$4,100	$—	$35
Interest rate swaps—fair value hedge	$4,854	105	58	—	$4,110	22	3
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$32	6	—	—	$32	—	—
Interest rate swap(2)	$198	1	—	—	$217	—	—
Total gross derivative assets/liabilities(3)			58	78		22	38
Less: Collateral held/posted(4)			(21)	(63)		(8)	(33)
Total net derivative assets/liabilities			$37	$15		$14	$5

(1)
The foreign exchange forward contracts have notional amounts of EUR 19 million, GBP 7 million and SGD 1 million as of March 31, 2016, and notional amounts of EUR 19 million, GBP 7 million and SGD 1 million as of December 31, 2015.

(2)	Interest rate swaps not designated as hedges do not have associated master netting arrangements.

(3)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At March 31, 2016, the Company had one outstanding contract with a notional amount of $36 million and immaterial fair value. At December 31, 2015, the Company had one outstanding contract with a notional amount of $52 million and immaterial fair value.

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

The following tables summarize the impact of the derivative instruments on income and OCI and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

		Amount of Loss Recognized in OCI
		For the Three Months Ended March 31,
	Location	2016	2015
Derivatives designated as hedges
Interest rate swaps - cash flow/net investment hedges
Total loss recognized in OCI after amounts reclassified into earnings, pre-tax	OCI	$(43)	$(35)
Total loss recognized in OCI		$(43)	$(35)

		Amount of (Loss) Gain Recognized in Income
		For the Three Months Ended March 31,
	Location	2016	2015
Derivatives designated as hedges
Interest rate swaps - cash flow hedges
Amount reclassified from OCI into income	Interest Expense	$(9)	$(12)
Total amount reclassified from OCI into income		(9)	(12)

Interest rate swaps - fair value hedges
Adjustments - ineffectiveness		31	5
Adjustments - other		9	8
Gain on interest rate swaps	Interest Expense	40	13

Adjustments - ineffectiveness		(29)	(3)
Adjustments - other		(2)	(1)
Loss on hedged item	Interest Expense	(31)	(4)

Total loss on derivatives designated as hedges recognized in income		$—	$(3)

Derivatives not designated as hedges
Total (loss) gain on derivatives not designated as hedges recognized in income(1)	Other Income	$(1)	$49

(1)
Amount as of March 31, 2015 includes $2 million gain on forward delivery contracts and $44 million gain on interest rate lock commitments related to the mortgage loan business that was closed during 2015. See Note 2: Business Dispositions.

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
As of March 31, 2016, DFS had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At March 31, 2016, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $69 million as of March 31, 2016.

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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended March 31, 2016
Interest income
Credit card loans	$1,733	$—	$1,733
Private student loans	107	—	107
PCI student loans	49	—	49
Personal loans	167	—	167
Other	28	—	28
Total interest income	2,084	—	2,084
Interest expense	334	—	334
Net interest income	1,750	—	1,750
Provision for loan losses	423	1	424
Other income	406	68	474
Other expense	851	35	886
Income before income tax expense	$882	$32	$914

For the Three Months Ended March 31, 2015
Interest income
Credit card loans	$1,606	$—	$1,606
Private student loans	90	—	90
PCI student loans	60	—	60
Personal loans	152	—	152
Other	21	—	21
Total interest income	1,929	—	1,929
Interest expense	300	—	300
Net interest income	1,629	—	1,629
Provision for loan losses	388	2	390
Other income	468	74	542
Other expense	828	45	873
Income before income tax expense	$881	$27	$908

17.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to March 31, 2016 and determined that other than the matters disclosed in Note 9: Income Taxes, there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment, the levels of consumer confidence and consumer debt and investor sentiment; the impact of current, pending and future legislation, regulation, supervisory guidance and regulatory and legal actions, including, but not limited to, those related to financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity; the actions and initiatives of current and potential competitors; our ability to manage our expenses; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants; our ability to sustain and grow our private student loan, personal loan and home equity loan products; losses as a result of mortgage loan repurchase and indemnification obligations to secondary market purchasers; difficulty obtaining regulatory approval for, financing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; limits on our ability to pay dividends and repurchase our common stock; limits on our ability to receive payments from our subsidiaries; fraudulent activities or material security breaches of key systems; our ability to remain organizationally effective; our ability to increase or sustain Discover card usage or attract new customers; our ability to maintain relationships with merchants; the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events; our ability to introduce new products and services; our ability to manage our relationships with third-party vendors; our ability to maintain current technology and integrate new and acquired systems; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of or investments in businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.
Additional factors that could cause our results to differ materially from those described below can be found in this section in this quarterly report and in “Risk Factors,” “Business—Competition,” “Business—Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2015, which is filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).
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
Quarter Highlights

•	Net income for the three months ended March 31, 2016 was $575 million, compared to $586 million for the same period in 2015.

•	Total loans grew $2.7 billion, or 4%, from March 31, 2015 to $70.3 billion.

•	Credit card loans grew $2.1 billion, or 4%, to $55.6 billion and Discover card sales volume increased 4% from the prior year.

•	Net charge-off rate decreased 5 basis points from the prior year to 2.21% and the credit card delinquency rate for loans over 30 days past due increased 4 basis points from the prior year to 1.68%.

•	Direct-to-consumer deposits grew $3.5 billion, or 12%, from the prior year to $32.8 billion.

•	Payment Services transaction dollar volume for the segment was $45.0 billion, down 10% from the prior year.
Outlook
The growth of our existing direct banking products remains a priority. We are pursuing new card accounts and wallet share gains with existing customers through investments in marketing and rewards as well as new card features. We continue to target growth in our private student and personal loans. As a result of these activities, we expect revenues to continue to grow from prior year. We expect total other income to decline from 2015 levels due to lower fee revenues driven by the exit of our mortgage origination business, decline in protection products revenue, and higher credit card rewards rate. Additionally, we continue to focus on capital deployment through organic growth in the business and through our quarterly dividends and share repurchase program.
The total charge-off rate is expected to continue to increase slightly during the year, assuming no material change in the macroeconomic environment. While the credit environment has been relatively stable, we added to the loan loss reserve in the first quarter primarily due to loan growth and seasoning of accounts.
We expect total expenses in 2016 to be lower than 2015. We remain focused on enhancing our regulatory compliance activities, including those related to anti-money laundering. While these enhancements will continue, we currently expect the look-back project to be largely behind us in the second half of 2016.
We continue to leverage our proprietary network to support our card-issuing business and we expect intense competition in the payments industry to persist. This environment will likely continue to impact the revenue margins, transaction volume and business strategies.
Regulatory Environment and Developments
In recent years, Federal banking regulators have implemented and continue to propose and finalize new regulations and supervisory guidance, including under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and have been increasing their examination and enforcement action activities. The Dodd-Frank Act creates a framework for regulation of large systemically significant financial firms, including Discover, through a variety of measures, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. The Dodd-Frank Act contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. We expect regulators to continue taking formal enforcement actions against financial institutions in addition to addressing concerns through non-public supervisory actions or findings.
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including supervisory priorities and actions, our actions and those of our competitors and other marketplace participants, and the behavior of consumers. Regulatory developments, findings and ratings could negatively impact our business strategies, require us to limit or change our business practices, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For more information on recent matters affecting Discover, see Note 13:

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
On February 25, 2016 the CFPB issued its policy priorities over the next two years, which include several consumer financial products of the type we offer as areas of focus: credit cards, private student loans and home loans. The CFPB collects detailed account level information from us about credit cards and other products, and is authorized to collect fines and require consumer restitution in the event of violations. In addition, the CFPB has an online complaint portal that shows the subject matter of consumers' complaints about financial products, as well as the nature of financial services providers' responses to each complaint, such as whether requested relief was provided. In June 2015, the CFPB began publishing narratives of complaints made to the CFPB by consumers who opted to have their complaint narratives made public. The publication through the portal of unverified detailed consumer narratives could lead to reputational injury of financial institutions. The CFPB's analysis of account data and complaints could inform future decisions with respect to regulatory, enforcement or examination focus, and influence consumers' attitudes about doing business with Discover.
Credit Cards
Pursuant to the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act"), the CFPB recently announced its bi-annual review of the consumer credit card market. The bi-annual review report provided additional guidance for credit card issuers, and concluded that the CARD Act reduced the overall cost of credit. The report discussed the use of new technology, including the movement of marketing and the opening of new accounts to digital channels. The CFPB also discussed debt collection practices, and the complexity of card agreements and rewards programs. The cost and availability of credit, credit disclosures and consumer experience with debt collectors continue to be a focus of the CFPB. The CFPB has indicated that it is considering issuing regulations to ensure that debt collectors have sufficient information to collect the related debt, prevent unfair, deceptive and abusive acts and practices, inform consumers of their rights and provide interpretations on certain sections of the Fair Debt Collections Practices Act. We anticipate that the CFPB will propose debt collection regulations that apply to our lending business in 2016. Courts and legislators also have been focused on the debt collection practices of consumer financial services providers. The ultimate impact of this increased scrutiny is uncertain at this time.
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
The recent regulatory areas of focus include servicing and collection practices and other matters. On September 29, 2015, the CFPB issued a report, Student loan servicing: Analysis of public input and recommendations for reform, which analyzes public comments to the CFPB’s May 2015 Request for Information on student loan servicing and synthesizes public recommendations regarding certain student loan servicing practices. On October 1, 2015, the Department of Education issued its report, "Strengthening the Student Loan System to Better Protect All Borrowers", which makes recommendations for student loan policy initiatives. In connection with these reports, the CFPB, Department of Education and the Department of Treasury issued a “Joint Statement of Principles on Student Loan Servicing,” setting forth regulatory principles to ensure that student loan servicing is consistent, accurate and actionable, accountable, and transparent. The enactment of new legislation or the adoption of new regulations or guidance may increase the complexity and expense of servicing student loans. Legislators and regulators may take additional actions that impact the student loan market in the future, which could cause us to restructure our private student loan products in ways that we may not currently anticipate.
Mortgage Lending
In June 2015, we announced the closure of our mortgage origination business acquired in 2012. We will continue to originate home equity loans through Discover Bank. The mortgage industry continues to be an area of supervisory focus and the CFPB has stated that it will concentrate its examinations on the variety of mortgage-related topics including steering consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB has published several final rules impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing, the Home Mortgage Disclosure Act and integrated mortgage origination disclosures.
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
Increasing cybersecurity threats and incidents regarding unauthorized access to consumer information have resulted in a continued focus by Congress and state legislators on legislation to address data security. In December 2015, the President signed an omnibus spending package that included the Cybersecurity Act of 2015. Title I of the Cybersecurity Act, the Cybersecurity Information Sharing Act ("CISA"), establishes a framework to facilitate and encourage confidential sharing of cybersecurity information among private sector and federal government entities and provides liability shields for cybersecurity information sharing under the Act. On February 16, 2016, the Attorney General and the Department of Homeland Security ("DHS") jointly published interim guidelines related to CISA, however, further guidance from DHS and other agencies is required under CISA and is expected to be published over the next few months. Additionally, legislation has been proposed to address security breach notification. These developments could ultimately result in the imposition of requirements on Discover or other card issuers, or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. It is too early to know if the proposed legislation will become law or the impact of these developments on Discover.
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
There are additional initiatives in Europe that may have an impact on our Diners Club business, including revisions to the Payment Services Directive ("PSD2") and the new General Data Protection Regulation ("GDPR"). The PSD2 was published in the Official Journal of the EU in December 2015. Each European Union member state will transpose the PSD2 into its national law, and in January 2018 the PSD2 will enter into force. Among other terms, the PSD2 includes provisions that once transposed into local law will regulate surcharging and network access requirements, which may result in differential surcharging of Diners Club cards and may impact Diners Club licensing arrangements in Europe. The European Parliament's Civil Liberties, Justice and Home Affairs Committee approved the final draft of the GDPR in December 2015. The GDPR, which updates data protection law across the European Union, is expected to be ratified by the European Council and the European Parliament in early 2016 and organizations will then have two years to prepare before the legislation comes into force in early 2018. It is too early to know the impact of the GDPR on our business.
Capital, Liquidity and Funding
Capital
Discover Financial Services and Discover Bank are subject to regulatory capital requirements that became effective January 1, 2015 under final rules issued by the Federal Reserve and the FDIC to implement the provisions under the Basel Committee’s December 2010 framework (referred to as “Basel III”). The final capital rules ("Basel III rules") require minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios. In addition, the Basel III rules establish a capital conservation buffer above the new regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 ("CET1") capital and result in higher required minimum ratios by up to 2.5%. The new capital conservation buffer requirement became effective on January 1, 2016; however, the buffer threshold amounts are subject to a gradual phase-in period. In 2016, the highest capital conservation buffer threshold is 0.625%. The full 2.5% buffer requirement will not be fully phased-in until January 2019. A banking organization is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below any of the minimum capital requirements, including the applicable capital conservation buffer thresholds. Based on our current capital composition and levels and business plans, we are and expect to continue to be in compliance with the requirements for the foreseeable future. For additional information, see "— Liquidity and Capital Resources — Capital."
The Basel Committee has recently proposed revisions to its standardized approach to measuring credit risk for purposes of calculating regulatory capital requirements. The proposed revisions include a provision that would, for the first time, require banking organizations to include a percentage of “unconditionally cancellable commitments” in risk weighted asset calculations. This change could require credit card issuers, such as Discover, to substantially increase the amount of capital they hold against unused credit card lines. If the Basel Committee were to adopt the revisions as proposed, they would become applicable to Discover only if implemented within the United States by the domestic federal bank regulatory agencies, and made applicable to "Standardized Approach" banks. Those agencies have publicly acknowledged the Basel Committee’s proposals, indicating that the revisions “would apply primarily to large, internationally active banking organizations.”
Liquidity
We are subject to the Federal Reserve's final rule implementing certain enhanced prudential standards under the Dodd-Frank Act for large U.S. bank holding companies, including enhanced liquidity and risk management requirements, which became effective January 1, 2015. The final rule prescribes a broad range of qualitative liquidity risk management practices.
Additionally, we are subject to the U.S. liquidity coverage ratio rule issued by federal banking regulators in 2014 which became effective on January 1, 2016. This new quantitative requirement is designed to promote the short-term resilience of the liquidity risk profile of large and internationally active banking organizations in the United States. The rule requires covered banks to maintain an amount of high-quality liquid assets sufficient to cover projected net cash outflows during a prospective 30-day calendar period under an acute, hypothetical liquidity stress scenario. Given our current asset size, we are subject to a modified liquidity coverage ratio requirement which requires a lower level of high-quality liquid assets to meet the minimum ratio requirement due to adjustments to the net cash outflow amount. Under the rule's transition period, we are required to maintain a liquidity ratio of 90% in 2016, which will increase to 100% in 2017. We believe our liquidity management practices position us well to comply with this new standard.
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
The following table presents segment data (dollars in millions):

	For the Three Months Ended March 31,
	2016	2015
Direct Banking
Interest income
Credit card	$1,733	$1,606
Private student loans	107	90
PCI student loans	49	60
Personal loans	167	152
Other	28	21
Total interest income	2,084	1,929
Interest expense	334	300
Net interest income	1,750	1,629
Provision for loan losses	423	388
Other income	406	468
Other expense	851	828
Income before income tax expense	882	881
Payment Services
Provision for loan losses	1	2
Other income	68	74
Other expense	35	45
Income before income tax expense	32	27
Total income before income tax expense	$914	$908

The following table presents information on transaction volume (in millions):

	For the Three Months Ended March 31,
	2016	2015
Network Transaction Volume
PULSE Network	$34,680	$40,814
Network Partners	3,572	2,949
Diners Club(1)	6,738	6,474
Total Payment Services	44,990	50,237
Discover Network—Proprietary(2)	28,576	27,324
Total Volume	$73,566	$77,561
Transactions Processed on Networks
Discover Network	486	456
PULSE Network	841	1,024
Total	1,327	1,480
Credit Card Volume
Discover Card Volume(3)	$30,004	$28,725
Discover Card Sales Volume(4)	$27,552	$26,379

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
Our Direct Banking segment reported pretax income of $882 million for the three months ended March 31, 2016, as compared to pretax income of $881 million for the same period in 2015.
Loan receivables decreased to $70.3 billion at March 31, 2016 as compared to $72.4 billion at December 31, 2015 due to a decrease in credit card loans resulting from seasonally higher balances at the end of the year. Discover card sales volume was $27.6 billion for the three months ended March 31, 2016, which was an increase of 4.4% as compared to the same period in 2015. This volume growth was driven primarily by an increase in discretionary spending and an additional day caused by leap year, partially offset by the impact of lower gas prices.
Net interest margin increased for the three months ended March 31, 2016 as compared to the same period in 2015 primarily driven by higher yields on total loan receivables, partially offset by higher funding costs. The increase in total loan receivable yields was primarily driven by growth in non-promotional revolving credit card loans combined with higher credit card yields resulting from the prime rate increase. The increased cost of funding was primarily driven by increased long-term borrowings.
Interest income increased during the three months ended March 31, 2016 as compared to the same period in 2015 due to loan growth along with yield expansion, partially offset by natural attrition in the PCI student loan portfolios.
Interest expense increased during the three months ended March 31, 2016 as compared to the same period in 2015 primarily due to growth in other long-term borrowings and savings deposits.
At March 31, 2016 and December 31, 2015, our delinquency rate for credit card loans over 30 days past due was 1.68% and 1.72%, respectively. For the three months ended March 31, 2016, our net charge-off rate on credit cards decreased to 2.34% as compared to 2.40% for the same period in 2015. The provision for loan losses increased in the three months ended March 31, 2016 as compared to the same period in 2015 due to an increase in reserve requirements and higher actual net charge-offs. For a more detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income decreased in the three months ended March 31, 2016 as compared to the same period in 2015 driven by decreases in revenue related to mortgage banking operations and protection products revenue. The decrease in revenue related to mortgage banking operations was driven by the closure of our mortgage origination business. The decrease in protection products revenue reflects the impact of our no longer selling these products.
Total other expense increased in the three months ended March 31, 2016 as compared to the same period in 2015, despite the closing of the mortgage origination business. The increase was primarily driven by higher professional fees and higher employee compensation and benefit costs partially offset by lower marketing and business development expenses and lower other expense. The increase in professional fees was driven by anti-money laundering and related compliance program expenses and the growth in employee compensation costs resulted from growth in overall headcount driven in part by regulatory and compliance needs. The decrease in marketing and business development expenses primarily resulted from timing of advertising campaigns and the decrease in other expense was due to a provision with respect to a regulatory matter made during the three months ended March 31, 2015.
Payment Services
Our Payment Services segment reported pretax income of $32 million for the three months ended March 31, 2016 as compared to pretax income of $27 million for the same period in 2015, as lower other expense was partially offset by a decrease in other income. The decline in other expense was primarily driven by reduced expenses due to the sale of Diners Club Italy. The decrease in other income was primarily driven by a reduction in transaction processing revenue resulting from lower point-of-sale transactions.
Transaction dollar volume decreased $5.2 billion for the three months ended March 31, 2016 as compared to the same period in 2015, primarily driven by declines in PULSE network volume. The number of transactions processed on the PULSE network decreased for the three months ended March 31, 2016, as compared to the same period during 2015.
A weakening of the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segments. We regularly review our Diners Club licensees with regard to their capital, liquidity and capacity to perform business operations. Although support to licensees declined in 2015, we may continue to provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 5% of Diners Club revenues during the three months ended March 31, 2016.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our condensed consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the evaluation of goodwill and other non-amortizable intangible assets for potential impairment, the accrual of income taxes and estimates of future cash flows associated with PCI loans as critical accounting estimates. These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the year ended December 31, 2015. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “— Critical Accounting Estimates.” There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the year ended December 31, 2015.

Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended March 31,		2016 vs. 2015 Increase (Decrease)
	2016	2015	$	%
Interest income	$2,084	$1,929	$155	8%
Interest expense	334	300	34	11%
Net interest income	1,750	1,629	121	7%
Provision for loan losses	424	390	34	9%
Net interest income after provision for loan losses	1,326	1,239	87	7%
Other income	474	542	(68)	(13)%
Other expense	886	873	13	1%
Income before income tax expense	914	908	6	1%
Income tax expense	339	322	17	5%
Net income	$575	$586	$(11)	(2)%

Net Interest Income
The table that follows this section has been provided to supplement the discussion below and provide further analysis of net interest income and net interest margin. Net interest income represents the difference between interest income earned on our interest-earning assets and the interest expense incurred to finance those assets. We analyze net interest income in total by calculating net interest margin (net interest income as a percentage of average total loan receivables) and net yield on interest-bearing assets (net interest income as a percentage of average total interest-earning assets). We also separately consider the impact of the level of loan receivables and the related interest yield and the impact of the cost of funds related to each of our funding sources, along with the income generated by our liquidity portfolio, on net interest income.
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
Net interest margin increased for the three months ended March 31, 2016 as compared to the same period in 2015 primarily driven by higher yields on total loan receivables, partially offset by higher funding costs. The increase in total loan receivable yields was primarily driven by growth in non-promotional revolving credit card loans combined with higher credit card yields resulting from the prime rate increase. The increased cost of funding was primarily driven by increased long-term borrowings.
Interest income increased during the three months ended March 31, 2016 as compared to the same period in 2015 due to loan growth along with yield expansion, partially offset by natural attrition in the PCI student loan portfolios.
Interest expense increased during the three months ended March 31, 2016 as compared to the same period in 2015 primarily due to growth in other long-term borrowings and savings deposits.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Rate	Interest	Average Balance(9)	Rate(9)	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$10,454	0.50%	$13	$9,204	0.25%	$6
Restricted cash	801	0.40%	1	605	0.11%	—
Investment securities	2,998	1.47%	11	2,944	1.75%	13
Loan receivables(1)
Credit card(2)	56,124	12.42%	1,733	54,038	12.05%	1,606
Personal loans	5,503	12.20%	167	5,047	12.19%	152
Private student loans	5,921	7.31%	107	5,128	7.11%	90
PCI student loans	3,046	6.46%	49	3,593	6.72%	59
Mortgage loans held for sale	—	—%	—	136	3.59%	1
Other	243	5.18%	3	206	4.65%	2
Total loan receivables	70,837	11.69%	2,059	68,148	11.37%	1,910
Total interest-earning assets	85,090	9.85%	2,084	80,901	9.67%	1,929
Allowance for loan losses	(1,866)			(1,753)
Other assets	4,453			4,309
Total assets	$87,677			$83,457
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$25,449	1.67%	106	$26,928	1.60%	106
Money market deposits(4)	6,986	1.05%	18	7,461	0.98%	18
Other interest-bearing savings deposits	15,076	1.01%	38	11,536	0.99%	28
Total interest-bearing deposits(5)	47,511	1.37%	162	45,925	1.35%	152
Borrowings
Short-term borrowings	2	0.64%	—	126	1.43%	1
Securitized borrowings(3)(4)	16,950	2.04%	86	17,188	1.90%	80
Other long-term borrowings(3)	7,934	4.38%	86	5,271	5.14%	67
Total borrowings	24,886	2.78%	172	22,585	2.65%	148
Total interest-bearing liabilities	72,397	1.86%	334	68,510	1.78%	300
Other liabilities and stockholders’ equity	15,280			14,947
Total liabilities and stockholders’ equity	$87,677			$83,457
Net interest income			$1,750			$1,629
Net interest margin(6)		9.94%			9.69%
Net yield on interest-bearing assets(7)		8.27%			8.17%
Interest rate spread(8)		7.99%			7.89%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)	Interest income on credit card loans includes $45 million and $48 million of amortization of balance transfer fees for the three months ended March 31, 2016 and 2015, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(4)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(5)	Includes the impact of FDIC insurance premiums.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(9)
Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of March 31, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation to our condensed consolidated financial statements for additional information.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	March 31, 2016	December 31, 2015
Loan receivables
Credit card loans	$55,620	$57,896
Other loans
Personal loans	5,534	5,490
Private student loans	5,949	5,647
Other	252	236
Total other loans	11,735	11,373
Purchased credit-impaired loans(1)	2,965	3,116
Total loan receivables	70,320	72,385
Allowance for loan losses	(1,921)	(1,869)
Net loan receivables	$68,399	$70,516

(1)	Represents purchased credit-impaired private student loans (see Note 4: Loan Receivables to our condensed consolidated financial statements).
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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three months ended March 31, 2016, the provision for loan losses increased by $34 million, or 9%, as compared to the same period in 2015. The increase was due to a larger build of the allowance for loan losses as compared to the same period in 2015 as well as higher levels of net charge-offs.
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
The allowance for loan losses was $1.9 billion at March 31, 2016, which reflects a $52 million reserve build over the amount of the allowance for loan losses at December 31, 2015. The reserve build, which primarily relates to credit card loans, was mainly due to loan growth and seasoning of accounts. At March 31, 2016, the level of the allowance related to personal loans increased as compared to December 31, 2015 due to loan growth and continued seasoning of the portfolio. At March 31, 2016, the level of allowance related to student loans and other loans remained relatively flat as compared to December 31, 2015.

The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Three Months Ended March 31, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	362	44	17	1	424
Deductions
Charge-offs	(439)	(39)	(15)	—	(493)
Recoveries	113	5	3	—	121
Net charge-offs	(326)	(34)	(12)	—	(372)
Balance at end of period	$1,590	$165	$148	$18	$1,921

	For the Three Months Ended March 31, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	337	31	20	2	390
Deductions
Charge-offs	(428)	(31)	(15)	—	(474)
Recoveries	109	3	2	—	114
Net charge-offs	(319)	(28)	(13)	—	(360)
Balance at end of period	$1,492	$123	$142	$19	$1,776

(1)	Includes both PCI and non-PCI private student loans.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended March 31,
	2016		2015
	$	%	$	%
Credit card loans	$326	2.34%	$319	2.40%
Personal loans	$34	2.45%	$28	2.22%
Private student loans (excluding PCI(1))	$12	0.85%	$13	1.03%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 4: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loans for the three months ended March 31, 2016 decreased by 6 basis points when compared to the three months ended March 31, 2015 primarily driven by a lower number of bankruptcy filings and lower number of contractual charge-offs in relation to the continued growth in our credit card portfolio. The net charge-off rate on our personal loans for the three months ended March 31, 2016 increased by 23 basis points when compared to the same period in 2015 driven by higher charge-offs as a result of continued loan growth and seasoning of the portfolio. The net charge-off rate on our private student loans excluding PCI loans for the three months ended March 31, 2016 decreased by 18 basis points when compared to the same period in 2015 resulting from loan growth.
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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	March 31, 2016		December 31, 2015
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$934	1.68%	$995	1.72%
Personal loans	$54	0.97%	$49	0.89%
Private student loans (excluding PCI loans(1))	$114	1.92%	$108	1.91%

Loans 90 or more days delinquent
Credit card loans	$480	0.86%	$490	0.85%
Personal loans	$14	0.25%	$15	0.27%
Private student loans (excluding PCI loans(1))	$36	0.61%	$24	0.43%

Loans not accruing interest	$216	0.32%	$224	0.32%

Restructured loans
Credit card loans(2)	$1,020	1.83%	$1,019	1.76%
Personal loans(3)	$70	1.26%	$68	1.24%
Private student loans (excluding PCI loans(1))(4)	$53	0.89%	$48	0.85%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $46 million and $44 million at March 31, 2016 and December 31, 2015, respectively, that are also included in loans over 90 days delinquent or more.

(3)	Restructured personal loans include $4 million at March 31, 2016 and December 31, 2015 that are also included in loans over 90 days delinquent or more.

(4)	Restructured private student loans include $3 million at March 31, 2016 and December 31, 2015 that are also included in loans over 90 days delinquent or more.
The credit card loan 30-day and 90-day delinquency rate at March 31, 2016 compared to December 31, 2015 remained relatively stable compared to December 31, 2015. Private student loan 90-day delinquency rate at March 31, 2016 increased compared to December 31, 2015 as a result of continued seasoning of the student loan portfolio as more loans have entered into repayment. Private student loan 30-day delinquency rate at March 31, 2016 remained relatively flat compared to December 31, 2015. The 30-day delinquency rate for personal loan at March 31, 2016 increased compared to December 31, 2015 primarily due to seasoning of the loan portfolio, while the 90-day delinquency rate remained relatively flat. The restructured loans delinquency rates at March 31, 2016 remained relatively stable compared to December 31, 2015.
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
For student loan borrowers, in certain situations we offer hardship payment forbearance to borrowers who are experiencing temporary financial difficulties and are willing to resume making payments. When a borrower is 30 or more days delinquent and granted a second hardship forbearance period, we classify these loans as troubled debt restructurings. In addition, we offer temporary reduced payment programs, which normally consist of a reduction of the minimum payment for a period of no longer than 12 months each time the program is utilized by a borrower. When a student loan borrower is enrolled in a temporary reduced payment program for 12 months or fewer over the life of the loan, the modification is not considered a troubled debt restructuring. However, when enrollment is greater than 12 months over the life of the loan, the modification is considered a troubled debt restructuring.
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
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended March 31,		2016 vs. 2015 Increase (Decrease)
	2016	2015	$	%
Discount and interchange revenue(1)	$273	$268	$5	2%
Protection products revenue	61	71	(10)	(14)%
Loan fee income	80	81	(1)	(1)%
Transaction processing revenue	36	42	(6)	(14)%
Gain on investments	—	8	(8)	(100)%
Gain on origination and sale of mortgage loans	—	40	(40)	(100)%
Other income	24	32	(8)	(25)%
Total other income	$474	$542	$(68)	(13)%

(1)	Net of rewards, including Cashback Bonus rewards, of $292 million and $268 million for the three months ended March 31, 2016 and 2015, respectively.
Total other income decreased in the three months ended March 31, 2016 by $68 million as compared to the same period in 2015 driven by decreases in revenue related to mortgage banking operations and protection products revenue. The decrease in revenue related to mortgage banking operations was driven by the closure of our mortgage origination business. The decrease in protection products revenue reflects the impact of our no longer selling these products and eliminating related retention efforts.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended March 31,		2016 vs. 2015 Increase (Decrease)
	2016	2015	$	%
Employee compensation and benefits	$345	$331	$14	4%
Marketing and business development	162	182	(20)	(11)%
Information processing and communications	88	88	—	—%
Professional fees	160	127	33	26%
Premises and equipment	24	24	—	—%
Other expense	107	121	(14)	(12)%
Total other expense	$886	$873	$13	1%

Total other expense increased in the three months ended March 31, 2016 by $13 million as compared to the same period in 2015, despite a reduction of $37 million due to the closing of the mortgage origination business. The increase was primarily driven by higher professional fees and higher employee compensation and benefit costs partially offset by lower marketing and business development expenses and lower other expense. The increase in professional fees was driven by anti-money laundering and related compliance program expenses and the growth in employee compensation costs resulted from growth in overall headcount driven in part by regulatory and compliance needs. The decrease in marketing and business development expenses primarily resulted from timing of advertising campaigns and the decrease in other expense was due to a provision related to a regulatory matter made during the three months ended March 31, 2015.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended March 31,
	2016	2015
Income before income tax expense	$914	$908
Income tax expense	$339	$322
Effective income tax rate	37.1%	35.5%

Income tax expense and the effective tax rate increased $17 million and 1.6%, respectively, for the three months ended March 31, 2016 as compared to the same period in 2015. The 2015 period included a one-time benefit related to unrecognized tax benefits from resolving certain tax matters. For more information, see Note 9: Income Taxes to our condensed consolidated financial statements as of and for the quarter ending March 31, 2016.
Liquidity and Capital Resources
Funding and Liquidity
We seek to maintain stable, diversified and cost-effective funding sources and a strong liquidity profile in order to fund our business and repay or refinance our maturing obligations under both normal operating conditions and periods of economic or financial stress. In managing our liquidity risk, we seek to maintain an appropriate liability maturity profile and ready access to an appropriate store of contingent liquidity sources. Our primary funding sources include deposits, sourced directly from consumers or through brokers, public term asset-backed securitizations and short-term and long-term borrowings. Our contingent liquidity sources include a portion of unencumbered cash and high-quality liquid securities, private term asset-backed securitizations and access to the Federal Reserve’s discount window.

Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts, and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts. At March 31, 2016, we had $32.8 billion of direct-to-consumer deposits and $15.7 billion of brokered and other deposits.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of March 31, 2016, the DiscoverSeries three-month rolling average excess spread was 13.55%.
At March 31, 2016, we had $15.7 billion of outstanding public asset-backed securities and $5.2 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At March 31, 2016	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$15,709	$2,999	$9,163	$3,547	$—

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
Other Long-Term Borrowings—Student Loans
At March 31, 2016, we had $1.1 billion of remaining principal balance outstanding on securitized debt assumed as part of the acquisition of Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.

Other Long-Term Borrowings - Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At March 31, 2016	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2017-2025	$2,300
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2021-2028	$79
Discover Bank fixed-rate senior bank notes, maturing 2018-2026	$5,150
Discover Bank fixed-rate subordinated bank notes, maturing 2019-2020	$700

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the Federal Funds market or the repurchase (“repo”) market through repurchase agreements. Federal Funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At March 31, 2016 and December 31, 2015, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed undrawn borrowing capacity through privately placed asset-backed securitizations. At March 31, 2016, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity for potential contingency funding needs, based upon our liquidity stress testing results. On March 15, 2016, we terminated $750 million of these secured credit facilities after determining through our liquidity stress testing process that we maintained appropriate levels of such facilities following the termination. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates and renewing them approximately one year prior to their scheduled maturity dates.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of March 31, 2016, Discover Bank had $24.1 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingency funding.
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
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at March 31, 2016. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank's credit ratings were reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of March 31, 2016, would have been $69 million.

On April 6, 2016, Fitch Ratings affirmed its ‘BBB+’ long-term Issuer Default Ratings on DFS and Discover Bank and maintained its ‘Stable’ outlook on the ratings.
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
Liquidity
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations under both normal and stress conditions. In addition to the funding sources discussed in the previous section, we also maintain highly liquid, unencumbered assets in our liquidity portfolio that we expect to be able to convert to cash quickly and with little loss of value using either the repo market or outright sales.
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
We employ a variety of metrics to monitor and manage liquidity. We utilize early warning indicators (“EWIs”) to detect the initial phases of liquidity stress events and a reporting and escalation process that is designed to be consistent with regulatory guidance. The EWIs include both idiosyncratic and systemic measures, and are monitored on a daily basis and reported to the ALCO regularly. A warning from one or more of these indicators triggers prompt review and decision-making by our senior management team, and in certain instances may lead to the convening of a senior-level response team and activation of our contingency funding plan.
In addition, we conduct liquidity stress testing regularly and ensure contingency funding is in place to address potential liquidity shortfalls. We evaluate a range of stress scenarios that are designed in accordance with regulatory requirements, including idiosyncratic, systemic and a combination of such events, that could impact funding sources and our ability to meet liquidity needs. These scenarios measure the projected liquidity position at DFS and Discover Bank across a range of time horizons by comparing estimated contingency funding needs to available contingent liquidity.
We maintain contingent funding sources, including our liquidity portfolio and private securitizations with unused borrowing capacity, which we could utilize to satisfy liquidity needs during normal and stress conditions. We seek to maintain sufficient liquidity to be able to satisfy all maturing obligations and fund business operations for at least 12 months in a severe stress environment. In addition, we have unused capacity with the Federal Reserve discount window which provides another source of contingent liquidity.
At March 31, 2016, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government agencies, and residential mortgage-backed securities issued by U.S. government agencies. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the amount of expected liability maturities as well as operational requirements and market conditions.
At March 31, 2016, our liquidity portfolio and undrawn credit facilities were $44.6 billion, which was $1.9 billion higher than the balance at December 31, 2015. During the three months ended March 31, 2016, the average balance of our liquidity portfolio was $13.8 billion.

	March 31, 2016	December 31, 2015
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$11,752	$9,121
Investment securities(2)	2,804	2,956
Total liquidity portfolio	14,556	12,077
Private asset-backed securitizations(3)	6,000	6,750
Primary liquidity sources	20,556	18,827
Federal Reserve discount window(3)	24,077	23,932
Total liquidity portfolio and undrawn credit facilities	$44,633	$42,759

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $20 million and $7 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of March 31, 2016 and December 31, 2015, respectively.

(3)	See "— Additional Funding Sources" for additional information.
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
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred dividend payments and debt service obligations using existing cash resources. At March 31, 2016, Discover Financial Services had sufficient cash resources to fund the dividend and debt service payments for more than 18 months.

We structure our debt maturity schedule to minimize the amount of debt maturing at the bank holding company level within a short period of time. As of March 31, 2016, there is no upcoming debt maturity in 2016 at the bank holding company level. Our ALCO and board of directors regularly review our compliance with our liquidity limits as a bank holding company, which are established in accordance with the liquidity risk appetite articulated by our board.
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
In 2013, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC issued the Basel III rules applicable to Discover Financial Services and Discover Bank. Under those rules, Discover Financial Services and Discover Bank are classified as "Standardized Approach" entities, defined as U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. Additional phase-in requirements related to components of the final capital rules will become effective through 2019. The Basel III rules include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes "capital" for purposes of calculating those ratios of which certain requirements are subject to phase-in periods through the end of 2018 (the "transition period"). During the transition period, the effects of the changes to capital (i.e., certain deductions and adjustments) are recognized in 20% increments from 2015 through 2018. For example, one of the deductions from CET1 capital, goodwill and intangibles, was subject to a 40% of total deduction in 2015 that increased to 60% in 2016 and so on, until reaching 100% deduction of total in 2018. For additional information regarding the risk-based capital and leverage ratios, see Note 11: Capital Adequacy to our condensed consolidated financial statements.
The Basel III rules also introduce a new capital conservation buffer on top of the minimum risk-weighted asset ratios. The buffer is designed to absorb losses during periods of economic stress. The calculation of the buffer started to phase in beginning on January 1, 2016 at the rate of 0.625% and will increase by 0.625% on each subsequent January 1 until it reaches the maximum 2.5% on January 1, 2019. When the capital conservation buffer is fully phased-in on January 1, 2019, this will effectively result in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5% and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a capital conservation below the required amount will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
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
Basel III also requires additional disclosures relating to market discipline. This series of disclosures is commonly referred to as “Pillar 3.” The objective is to increase transparency of capital requirements for banking organizations. We are required to make prescribed regulatory disclosures on a quarterly basis regarding our capital structure, capital adequacy, risk exposures and risk-weighted assets. The Pillar 3 disclosures are made publicly available, on our website, as a stand-alone report called "Basel III Regulatory Capital Disclosures."

At March 31, 2016, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status under the prompt corrective action rules, exceeding the regulatory minimums to which they were subject under the Basel III rules.
As discussed in Note 11: Capital Adequacy to our condensed consolidated financial statements, we are subject to a CET1 capital ratio requirement under the Basel III rules. We believe that providing an estimate of capital position based on the Basel III fully phased-in rules is important to complement the existing capital ratios and for comparability to other financial institutions. In addition, we disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of March 31, 2016, the CET1 capital ratio calculated under Basel III fully phased-in rules and tangible common equity are not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, they are considered to be non-GAAP financial measures. Other financial services companies may also disclose this ratio and metric and definitions may vary, so we advise users of this information to exercise caution in comparing this ratio and metric for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to tangible common equity (dollars in millions):

	March 31, 2016	December 31, 2015
Total common stockholders’ equity	$10,756	$10,715
Less: Goodwill	(255)	(255)
Less: Intangible assets, net	(167)	(168)
Tangible common equity	$10,334	$10,292

The following table provides a reconciliation of CET1 capital calculated under Basel III transition rules (a U.S. GAAP financial measure) to CET1 capital calculated and risk-weighted assets under fully phased-in Basel III rules (dollars in millions):

March 31, 2016
Common equity Tier 1 capital (Basel III transition)	$10,593
Adjustments related to capital components during transition(1)	(54)
Common equity Tier 1 capital (Basel III fully phased-in)	$10,539

Risk-weighted assets (Basel III fully phased-in)(2)	$74,137
Common equity Tier 1 capital ratio (Basel III fully phased-in)	14.2%

(1) Adjustments related to capital components for fully phased-in Basel III include the phase-in of the intangible asset exclusion.
(2) Key differences under fully phased-in Basel III rules in the calculation of risk-weighted assets include higher risk weighting for past-due loans and unfunded commitments.
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over a nine quarter planning horizon. In January 2015, we submitted our annual capital plan to the Federal Reserve under the Federal Reserve’s Comprehensive Capital Analysis and Review, or CCAR, program, which included planned dividends and share repurchases over the nine quarter planning horizon. In March 2015, we received non-objection from the Federal Reserve with respect to our proposed capital actions through June 30, 2016. In April 2016, we submitted our 2016 CCAR plan and we are awaiting a response from the Federal Reserve on our plan. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the Federal Reserve’s review and non-objection of the actions that we propose each year in our annual capital plan.
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

We recently declared a quarterly cash dividend on our common stock of $0.28 per share, payable on May 19, 2016 to holders of record on May 5, 2016, which is consistent with last quarter. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on May 31, 2016, to holders of record on May 13, 2016, which was the same as the amount paid on our preferred stock in the prior quarter.
On April 16, 2015, our board of directors approved a five quarter share repurchase program authorizing the repurchase of up to $2.2 billion of our outstanding shares of common stock. The program expires on July 31, 2016 and may be terminated at any time. This program replaced the prior $3.2 billion program, which had $1.7 billion of remaining authorization. During the three months ended March 31, 2016, we repurchased approximately 8 million shares, or 2%, of our outstanding common stock for $395 million. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at March 31, 2016, which include deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $78.4 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2015 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments.”
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At March 31, 2016, our unused commitments were approximately $182.8 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may restrict our ability to increase the rates that we charge to customers for new loans. At March 31, 2016, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at March 31, 2016, we estimate that net interest income over the following 12-month period would increase by approximately $225 million, or 3%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2015, we estimated that net interest income over the following 12-month period would increase by approximately $217 million, or 3%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their historical minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further assuming U.S. market interest rates continue to remain above zero percent. Sustained negative interest rates for an economy the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that U.S market interest rates could fall below zero percent, this has not historically occurred in the United States. Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior, and the overall growth and composition of the balance sheet. These assumptions are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented above. Our actual earnings are dependent on multiple factors including, but not limited to, the direction and timing of changes in interest rates the movement of short-term versus long-term rates, balance sheet design, competitor actions which may affect pricing decisions in our loans and deposits, and strategic actions undertaken by management.

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
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
January 1 - 31, 2016
Repurchase program(1)	2,724,876	$50.56	2,724,876	$839,953,055
Employee transactions(2)	65,860	$53.41	N/A	N/A
February 1 - 29, 2016
Repurchase program(1)	5,673,146	$45.32	5,673,146	$582,828,378
Employee transactions(2)	517,830	$46.05	N/A	N/A
March 1 - 31, 2016
Repurchase program(1)	—	$—	—	$582,828,378
Employee transactions(2)	792	$47.78	N/A	N/A

Total
Repurchase program(1)	8,398,022	$47.02	8,398,022	$582,828,378
Employee transactions(2)	584,482	$46.88	N/A	N/A

(1)
On April 16, 2015, our board of directors approved a share repurchase program authorizing the purchase of up to $2.2 billion of our outstanding shares of common stock. This share repurchase program expires on July 31, 2016 and may be terminated at any time.

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
Date: April 28, 2016

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