Form 10-Q
period 2016-06-30
Discover Financial Services
filed 2016-08-02
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 29, 2016, there were 403,627,107 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016
Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	June 30, 2016	December 31, 2015
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$10,617	$9,572
Restricted cash	98	99
Other short-term investments	1,050	—
Investment securities (includes $2,313 and $2,963 at fair value at June 30, 2016 and December 31, 2015, respectively)	2,471	3,084
Loan receivables
Loan receivables	71,924	72,385
Allowance for loan losses	(1,949)	(1,869)
Net loan receivables	69,975	70,516
Premises and equipment, net	708	693
Goodwill	255	255
Intangible assets, net	167	168
Other assets	2,170	2,412
Total assets	$87,511	$86,799
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing deposit accounts	$48,104	$47,094
Non-interest bearing deposit accounts	423	437
Total deposits	48,527	47,531
Long-term borrowings	24,681	24,650
Accrued expenses and other liabilities	2,906	3,343
Total liabilities	76,114	75,524
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 562,355,187 and 560,679,352 shares issued at June 30, 2016 and December 31, 2015, respectively	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued and outstanding and aggregate liquidation preference of $575 at June 30, 2016 and December 31, 2015	560	560
Additional paid-in capital	3,932	3,885
Retained earnings	14,188	13,250
Accumulated other comprehensive loss	(174)	(160)
Treasury stock, at cost; 155,823,385 and 139,000,423 shares at June 30, 2016 and December 31, 2015, respectively	(7,114)	(6,265)
Total stockholders’ equity	11,397	11,275
Total liabilities and stockholders’ equity	$87,511	$86,799

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

	June 30, 2016	December 31, 2015
	(unaudited) (dollars in millions)
Assets
Restricted cash	$98	$99
Loan receivables	$32,419	$30,551
Allowance for loan losses allocated to securitized loan receivables	$(899)	$(811)
Other assets	$5	$5
Liabilities
Long-term borrowings	$16,662	$16,735
Accrued expenses and other liabilities	$14	$12

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$1,734	$1,620	$3,467	$3,226
Other loans	331	308	657	612
Investment securities	10	12	21	25
Other interest income	15	7	29	13
Total interest income	2,090	1,947	4,174	3,876
Interest expense
Deposits	166	155	328	307
Short-term borrowings	—	—	—	1
Long-term borrowings	173	156	345	303
Total interest expense	339	311	673	611
Net interest income	1,751	1,636	3,501	3,265
Provision for loan losses	412	306	836	696
Net interest income after provision for loan losses	1,339	1,330	2,665	2,569
Other income
Discount and interchange revenue, net	265	298	538	566
Protection products revenue	59	68	120	139
Loan fee income	79	80	159	161
Transaction processing revenue	39	40	75	82
Gain on investments	—	—	—	8
Gain on origination and sale of mortgage loans	—	26	—	66
Other income	23	27	47	59
Total other income	465	539	939	1,081
Other expense
Employee compensation and benefits	340	326	685	657
Marketing and business development	198	199	360	381
Information processing and communications	89	90	177	178
Professional fees	150	153	310	280
Premises and equipment	23	23	47	47
Other expense	106	136	213	257
Total other expense	906	927	1,792	1,800
Income before income tax expense	898	942	1,812	1,850
Income tax expense	282	343	621	665
Net income	$616	$599	$1,191	$1,185
Net income allocated to common stockholders	$602	$586	$1,164	$1,159
Basic earnings per common share	$1.47	$1.33	$2.81	$2.61
Diluted earnings per common share	$1.47	$1.33	$2.81	$2.61
Dividends declared per common share	$0.30	$0.28	$0.58	$0.52

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited) (dollars in millions)
Net income	$616	$599	$1,191	$1,185
Other comprehensive income (loss), net of taxes
Unrealized gain (loss) on available-for-sale investment securities, net of tax	4	(10)	18	(10)
Unrealized (loss) gain on cash flow hedges, net of tax	(6)	11	(32)	(12)
Other comprehensive (loss) income	(2)	1	(14)	(22)
Comprehensive income	$614	$600	$1,177	$1,163

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2014	575	$560	558,194	$5	$3,790	$11,467	$(138)	$(4,550)	$11,134
Net income	—	—	—	—	—	1,185	—	—	1,185
Other comprehensive loss	—	—	—	—	—	—	(22)	—	(22)
Purchases of treasury stock	—	—	—	—	—	—	—	(845)	(845)
Common stock issued under employee benefit plans	—	—	39	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	2,378	—	61	—	—	—	61
Dividends — common stock	—	—	—	—	—	(233)	—	—	(233)
Dividends — preferred stock	—	—	—	—	—	(19)	—	—	(19)
Balance at June 30, 2015	575	$560	560,611	$5	$3,853	$12,400	$(160)	$(5,395)	$11,263

Balance at December 31, 2015	575	$560	560,679	$5	$3,885	$13,250	$(160)	$(6,265)	$11,275
Net income	—	—	—	—	—	1,191	—	—	1,191
Other comprehensive loss	—	—	—	—	—	—	(14)	—	(14)
Purchases of treasury stock	—	—	—	—		—	—	(849)	(849)
Common stock issued under employee benefit plans	—	—	45	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	1,631	—	45	—	—	—	45
Dividends — common stock	—	—	—	—	—	(234)	—	—	(234)
Dividends — preferred stock	—	—	—	—	—	(19)	—	—	(19)
Balance at June 30, 2016	575	$560	562,355	$5	$3,932	$14,188	$(174)	$(7,114)	$11,397

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2016	2015
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$1,191	$1,185
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	836	696
Deferred income taxes	121	(19)
Depreciation and amortization	176	193
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(198)	(221)
Net loss (gain) on origination and sale of loans, investments and other assets	26	(49)
Proceeds from sale of mortgage loans originated for sale	—	2,232
Net principal disbursed on mortgage loans originated for sale	—	(2,202)
Other, net	39	34
Changes in assets and liabilities:
Decrease (increase) in other assets	89	(75)
Decrease in accrued expenses and other liabilities	(464)	(111)
Net cash provided by operating activities	1,816	1,663

Cash flows from investing activities
Purchases of other short-term investments	(1,050)	—
Maturities and sales of available-for-sale investment securities	671	1,257
Maturities of held-to-maturity investment securities	9	7
Purchases of held-to-maturity investment securities	(46)	(32)
Net principal (disbursed) repaid on loans originated for investment	(83)	486
Purchases of other investments	(12)	(23)
Decrease (increase) in restricted cash	1	(648)
Purchases of premises and equipment	(86)	(88)
Net cash (used for) provided by investing activities	(596)	959

Cash flows from financing activities
Net increase in short-term borrowings	—	31
Proceeds from issuance of securitized debt	1,833	1,750
Maturities and repayment of securitized debt	(1,966)	(1,971)
Proceeds from issuance of other long-term borrowings	73	1,749
Proceeds from issuance of common stock	5	3
Purchases of treasury stock	(849)	(845)
Net increase in deposits	983	226
Dividends paid on common and preferred stock	(254)	(254)
Net cash (used for) provided by financing activities	(175)	689
Net increase in cash and cash equivalents	1,045	3,311
Cash and cash equivalents, at beginning of period	9,572	7,284
Cash and cash equivalents, at end of period	$10,617	$10,595

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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

Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU eliminates the incurred loss threshold for initial recognition in current GAAP and replaces it with the expected loss concept. For all loans carried at amortized cost, companies will be required to measure their allowance for loan losses based on management’s current estimate of all expected credit losses over the remaining contractual term of the assets. Because it eliminates the incurred loss trigger, the new accounting guidance will require companies, upon the origination of a loan, to record their estimate of all expected credit losses on that loan through an immediate charge to earnings. The estimate of loan losses must be based on historical experience, current conditions and reasonable and supportable forecasts. The ASU does not mandate the use of any specific method for estimating credit loss, permitting companies to use judgment in selecting the approach that is most appropriate in their circumstances.
The new rules also impact the specialized accounting requirements pertaining to purchased credit-impaired ("PCI") assets, which the ASU refers to as purchased credit-deteriorated (“PCD”) assets, that the Company applies today to the acquired portion of its student loan portfolio. PCD assets will be reported at their gross amount with a related allowance equal to the current estimate of expected losses. That allowance will then be adjusted on a periodic basis in accordance with the new standards. The separate measurement guidance applicable today for loans modified in a troubled debt restructuring (“TDR”) will also be affected. Both TDRs and PCD assets will still be subject to certain separate disclosure requirements. Measurement of credit impairment of available-for-sale debt securities will remain unchanged under the new rules, but any such impairment will be recorded through an allowance, rather than a direct write-down of the security, with an offsetting entry to provision expense in the income statement.
The ASU will become effective for the Company on January 1, 2020, with early adoption permitted no sooner than January 1, 2019. Upon adoption, a cumulative effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective in an amount necessary to adjust the allowance for loan losses to equal the current estimate of expected losses on financial assets held at that date. Additionally, upon adoption, the carrying value of PCD loans will be increased through an offsetting addition to the allowance for loan losses for the amount of expected credit losses on those loans, to be evaluated and adjusted on a periodic basis, and any non-credit premium or discount will be amortized or accreted to interest income from that point forward over the remaining life of PCD loans. Management is evaluating the ASU, and it could have a potentially material impact on how the Company records and reports its financial condition and results of operations, and on regulatory capital.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense for GAAP accounting purposes and the amount deductible for tax purposes, to be recorded directly through the income statement as a component of income tax expense. Under current GAAP, these differences are generally recorded in additional paid-in capital and thus have no impact on net income today. The change in treatment of excess tax benefits and tax deficiencies will also impact the computation of diluted earnings per share, and the cash flows associated with those items will be classified as operating activities on the statement of cash flows. The ASU will permit certain elective changes associated with stock compensation accounting. For example, companies can elect to account for forfeitures of awards as they occur rather than projecting forfeitures in the accrual of compensation expense. In addition, the ASU increases the proportion of shares an employer is permitted (though not required) to withhold on behalf of an employee to satisfy the employee’s income tax burden on a share-based award without causing the award to become subject to liability accounting. This ASU will become effective for the Company on January 1, 2017. The impact to net income and earnings per share that will result from the treatment of excess tax benefits after adoption of ASU 2016-09 will depend on the difference between the market price of Company stock between the grant dates and subsequent vesting dates of share-based awards, and this impact could be positive or negative depending on how the Company’s stock price moves. If the Company elects to permit employees to request withholdings of shares in excess of the statutory minimum to cover personal tax liabilities, it will have no financial statement impact. The Company has not made any change concerning this practice at this time.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance will require lessees to capitalize most leases on their balance sheet whereas under current GAAP only capital leases are recognized on the lessee’s balance sheet. Leases which today are identified as capital leases will generally be identified as financing leases under the new guidance but otherwise their accounting treatment will remain relatively unchanged. Leases identified today as operating leases will generally remain in that category under the new standard, but both a right-of-use asset and a liability for remaining lease payments will now be required to be recognized on the balance sheet for this type of lease. The manner in which expenses associated with all leases are reported on the income statement will remain mostly unchanged. Lessor accounting also remains substantially unchanged by the new standard. The new guidance will become effective for the Company on January 1, 2019, and management is in the process of evaluating its impact.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes existing revenue recognition requirements in Topic 605, Revenue Recognition, including an assortment of transaction-specific and industry-specific rules. This ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore the Company’s net interest income should not be affected. The Company’s revenue from discount and interchange, protection products, transaction processing and certain fees are within the scope of these rules. Throughout 2015, management followed the discussions of the FASB and evaluated the conclusions published by its Transition Resource Group ("TRG"), specifically those pertaining to how the new revenue recognition rules should be interpreted for credit card arrangements, loyalty programs, and transaction processing arrangements. Those discussions support the conclusion that timing and measurement of fee revenues associated with the Company’s credit card arrangements and costs associated with the Company’s credit card reward programs will not be impacted by the new rules. The FASB TRG discussions and guidance also support the conclusion that the timing and measurement of revenue associated with the Company’s transaction processing services, including discount and interchange and other transaction processing fees, will remain substantially unchanged under the new accounting model. This conclusion covers the vast majority of the Company’s revenue that is within the scope of the new standard. While management continues to evaluate the remaining in-scope revenue items to determine what, if any, impact the rules will have on their accounting and reporting, no substantive impacts are expected. The new revenue recognition model will become effective for the Company on January 1, 2018. Upon adoption in 2018, the Company will record an adjustment, if needed, to retained earnings as of the beginning of the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2018, without restating prior periods presented. Management has not yet determined which transition reporting option it will apply.

2.	Business Dispositions
On June 16, 2015, the Company announced the closing of the mortgage origination business it acquired in 2012, which was part of its Direct Banking segment. The disposition represented the exiting of an ancillary business and did not have a major impact on the Company’s operations.

3.	Investments
The Company’s other short-term investments and investment securities consist of the following (dollars in millions):

	June 30, 2016	December 31, 2015
Certificates of deposit(1)	$1,050	$—
Total other short-term investments	$1,050	$—

U.S. Treasury securities(2)	$931	$1,273
U.S. government agency securities	290	494
States and political subdivisions of states	5	7
Residential mortgage-backed securities - Agency(3)	1,245	1,310
Total investment securities	$2,471	$3,084

(1)	Includes certificates of deposit with maturity dates greater than 90 days but less than one year at the time of acquisition.

(2)	Includes $70 million and $7 million of U.S. Treasury securities pledged as swap collateral in lieu of cash as of June 30, 2016 and December 31, 2015, respectively.

(3)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2016
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$926	$4	$—	$930
U.S. government agency securities	290	—	—	290
Residential mortgage-backed securities - Agency	1,069	24	—	1,093
Total available-for-sale investment securities	$2,285	$28	$—	$2,313
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	5	—	—	5
Residential mortgage-backed securities - Agency(4)	152	3	—	155
Total held-to-maturity investment securities	$158	$3	$—	$161

At December 31, 2015
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$1,277	$1	$(6)	$1,272
U.S. government agency securities	492	2	—	494
Residential mortgage-backed securities - Agency	1,195	6	(4)	1,197
Total available-for-sale investment securities	$2,964	$9	$(10)	$2,963
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(3)	$1	$—	$—	$1
States and political subdivisions of states	7	—	—	7
Residential mortgage-backed securities - Agency(4)	113	1	—	114
Total held-to-maturity investment securities	$121	$1	$—	$122

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period.

(4)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

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

Aggregate gross unrealized losses were not material as of June 30, 2016. There were no losses related to other-than-temporary impairments during the three and six months ended June 30, 2016 and 2015.
The following table provides information about proceeds from sales, recognized gains and losses and net unrealized gains and losses on available-for-sale securities (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from the sales of available-for-sale investment securities	$—	$—	$—	$899
Gain on sales of available-for-sale investment securities	$—	$—	$—	$8
Net unrealized gain (loss) recorded in other comprehensive income, before-tax	$6	$(16)	$29	$(16)
Net unrealized gain (loss) recorded in other comprehensive income, after-tax	$4	$(10)	$18	$(10)

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the table below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At June 30, 2016
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$250	$676	$—	$—	$926
U.S. government agency securities	290	—	—	—	290
Residential mortgage-backed securities - Agency	—	—	334	735	1,069
Total available-for-sale investment securities	$540	$676	$334	$735	$2,285
Held-to-Maturity Investment Securities—Amortized Cost
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	5	5
Residential mortgage-backed securities - Agency	—	—	—	152	152
Total held-to-maturity investment securities	$1	$—	$—	$157	$158
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$250	$680	$—	$—	$930
U.S. government agency securities	290	—	—	—	290
Residential mortgage-backed securities - Agency	—	—	340	753	1,093
Total available-for-sale investment securities	$540	$680	$340	$753	$2,313
Held-to-Maturity Investment Securities—Fair Values
U.S. Treasury securities	$1	$—	$—	$—	$1
State and political subdivisions of states	—	—	—	5	5
Residential mortgage-backed securities - Agency	—	—	—	155	155
Total held-to-maturity investment securities	$1	$—	$—	$160	$161

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statements of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of June 30, 2016 and December 31, 2015, the Company had outstanding investments in these entities of $312 million and $328 million, respectively, and related contingent liabilities of $56 million and $57 million, respectively. Of the above outstanding equity investments, the Company had $239 million and $238 million, respectively, of investments related to affordable housing projects, which had $56 million and $57 million related contingent liabilities as of June 30, 2016 and December 31, 2015, respectively.

4.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI loans.
The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	June 30, 2016	December 31, 2015
Loan receivables
Credit card loans(1)	$57,219	$57,896
Other loans
Personal loans	5,708	5,490
Private student loans	5,891	5,647
Other	272	236
Total other loans	11,871	11,373
Purchased credit-impaired loans(2)	2,834	3,116
Total loan receivables	71,924	72,385
Allowance for loan losses	(1,949)	(1,869)
Net loan receivables	$69,975	$70,516

(1)
Amounts include $20.9 billion and $21.6 billion underlying investors’ interest in trust debt at June 30, 2016 and December 31, 2015, respectively, and $10.0 billion and $7.2 billion in seller's interest at June 30, 2016 and December 31, 2015, respectively. The increase in the seller's interest from December 31, 2015 to June 30, 2016 is due in part to the addition of randomly-selected accounts to the credit card loan receivables restricted for securitization investors in order to increase excess seller's interest and related securitization capacity. See Note 5: Credit Card and Student Loan Securitization Activities for further information.

(2)
Amounts include $1.5 billion and $1.7 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at June 30, 2016 and December 31, 2015, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for additional information.

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
Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At June 30, 2016
Credit card loans(2)	$489	$444	$933	$397	$182
Other loans
Personal loans(3)	42	16	58	15	8
Private student loans (excluding PCI)(4)	82	28	110	28	—
Other	—	3	3	—	22
Total other loans (excluding PCI)	124	47	171	43	30
Total loan receivables (excluding PCI)	$613	$491	$1,104	$440	$212

At December 31, 2015
Credit card loans(2)	$505	$490	$995	$422	$198
Other loans
Personal loans(3)	34	15	49	13	6
Private student loans (excluding PCI)(4)	84	24	108	25	—
Other	—	1	1	—	20
Total other loans (excluding PCI)	118	40	158	38	26
Total loan receivables (excluding PCI)	$623	$530	$1,153	$460	$224

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $7 million for the three months ended June 30, 2016 and 2015, and $15 million and $14 million for the six months ended June 30, 2016 and 2015, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)
Credit card loans that are 90 or more days delinquent and accruing interest include $39 million and $42 million of loans accounted for as troubled debt restructurings at June 30, 2016 and December 31, 2015, respectively.

(3)
Personal loans that are 90 or more days delinquent and accruing interest include $3 million and $4 million of loans accounted for as troubled debt restructurings at June 30, 2016 and December 31, 2015, respectively.

(4)
Private student loans that are 90 or more days delinquent and accruing interest include $4 million and $3 million of loans accounted for as troubled debt restructurings at June 30, 2016 and December 31, 2015, respectively.

Information related to the net charge-offs in the Company's loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended June 30,
	2016		2015
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans	$334	2.39%	$307	2.28%
Other loans
Personal loans	33	2.38%	27	2.10%
Private student loans (excluding PCI)	17	1.10%	13	1.02%
Total other loans (excluding PCI)	50	1.68%	40	1.51%
Net charge-offs as a percentage of total loans (excluding PCI)	$384	2.27%	$347	2.16%
Net charge-offs as a percentage of total loans (including PCI)	$384	2.18%	$347	2.05%

	For the Six Months Ended June 30,
	2016		2015
	Net Charge-offs	Net Charge-off Rate	Net Charge-offs	Net Charge-off Rate
Credit card loans	$660	2.37%	$626	2.34%
Other loans
Personal loans	67	2.41%	55	2.16%
Private student loans (excluding PCI)	29	0.98%	26	1.02%
Total other loans (excluding PCI)	96	1.64%	81	1.54%
Net charge-offs as a percentage of total loans (excluding PCI)	$756	2.24%	$707	2.21%
Net charge-offs as a percentage of total loans (including PCI)	$756	2.15%	$707	2.10%

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
At June 30, 2016
Credit card loans	83%	17%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

At December 31, 2015
Credit card loans	83%	17%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At June 30, 2016 and December 31, 2015, there were $28 million and $31 million, respectively, of private student loans, including PCI, in forbearance, which represent 0.4% and 0.5%, respectively, of total student loans in repayment and forbearance.
Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Three Months Ended June 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,590	$165	$148	$18	$1,921
Additions
Provision for loan losses	347	44	20	1	412
Deductions
Charge-offs	(448)	(38)	(19)	—	(505)
Recoveries	114	5	2	—	121
Net charge-offs	(334)	(33)	(17)	—	(384)
Balance at end of period	$1,603	$176	$151	$19	$1,949

	For the Three Months Ended June 30, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,492	$123	$142	$19	$1,776
Additions
Provision for loan losses	256	35	14	1	306
Deductions
Charge-offs	(423)	(31)	(15)	—	(469)
Recoveries	116	4	2	—	122
Net charge-offs	(307)	(27)	(13)	—	(347)
Balance at end of period	$1,441	$131	$143	$20	$1,735

	For the Six Months Ended June 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	709	88	37	2	836
Deductions
Charge-offs	(887)	(77)	(34)	—	(998)
Recoveries	227	10	5	—	242
Net charge-offs	(660)	(67)	(29)	—	(756)
Balance at end of period	$1,603	$176	$151	$19	$1,949

	For the Six Months Ended June 30, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	593	66	34	3	696
Deductions
Charge-offs	(851)	(62)	(30)	—	(943)
Recoveries	225	7	4	—	236
Net charge-offs	(626)	(55)	(26)	—	(707)
Balance at end of period	$1,441	$131	$143	$20	$1,735

(1)	Includes both PCI and non-PCI private student loans.

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$67	$70	$136	$145
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$17	$17	$34	$37

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(1)	Other Loans	Total
At June 30, 2016
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,447	$159	$99	$1	$1,706
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	156	17	16	18	207
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	36	—	36
Total allowance for loan losses	$1,603	$176	$151	$19	$1,949
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$56,203	$5,636	$5,837	$213	$67,889
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,016	72	54	59	1,201
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	2,834	—	2,834
Total recorded investment	$57,219	$5,708	$8,725	$272	$71,924

At December 31, 2015
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,394	$140	$92	$1	$1,627
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	160	15	15	16	206
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	36	—	36
Total allowance for loan losses	$1,554	$155	$143	$17	$1,869
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$56,877	$5,422	$5,599	$179	$68,077
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,019	68	48	57	1,192
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	3,116	—	3,116
Total recorded investment	$57,896	$5,490	$8,763	$236	$72,385

(1)	Includes both PCI and non-PCI private student loans.

(2)
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

(3)
The unpaid principal balance of credit card loans was $870 million and $869 million at June 30, 2016 and December 31, 2015, respectively. The unpaid principal balance of personal loans was $71 million and $67 million at June 30, 2016 and December 31, 2015, respectively. The unpaid principal balance of student loans was $53 million and $47 million at June 30, 2016 and December 31, 2015, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

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
For personal loan customers, in certain situations the Company offers various payment programs, including temporary and permanent programs. The temporary programs normally consist of a reduction of the minimum payment for a period of no longer than 12 months with the option of a final balloon payment required at the end of the loan term or an extension of the maturity date with the total term not exceeding nine years. Further, in certain circumstances the interest rate on the loan is reduced. The permanent program involves changing the terms of the loan in order to pay off the outstanding balance over a longer term and also in certain circumstances reducing the interest rate on the loan. Similar to the temporary programs, the total term of the loan may not exceed nine years. The Company also allows loan modifications for customers who request financial assistance through external sources, similar to the credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans included in temporary and permanent programs are accounted for as troubled debt restructurings.
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

Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended June 30, 2016
Credit card loans
Modified credit card loans(3)	$274	$13	$1
Internal programs	$464	$4	$16
External programs	$278	$5	$2
Personal loans	$71	$2	$—
Private student loans	$53	$1	N/A

For the Three Months Ended June 30, 2015
Credit card loans
Modified credit card loans(3)	$256	$12	$1
Internal programs	$450	$3	$15
External programs	$311	$6	$3
Personal loans	$60	$1	$—
Private student loans	$42	$1	N/A

For the Six Months Ended June 30, 2016
Credit card loans
Modified credit card loans(3)	$274	$25	$2
Internal programs	$464	$7	$32
External programs	$281	$10	$5
Personal loans	$70	$4	$1
Private student loans	$52	$2	N/A

For the Six Months Ended June 30, 2015
Credit card loans
Modified credit card loans(3)	$256	$23	$2
Internal programs	$451	$6	$30
External programs	$317	$12	$6
Personal loans	$58	$3	$1
Private student loans	$41	$2	N/A

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

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three and six months ended June 30, 2016 and 2015, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended June 30, 2016 and 2015, the Company forgave approximately $7 million and $11 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program. During the six months ended June 30, 2016 and 2015, the Company forgave approximately $16 million and $22 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.

The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended June 30,
	2016		2015
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans
Internal programs	12,648	$81	11,989	$78
External programs	7,132	$37	7,296	$37
Personal loans	1,027	$12	989	$12
Private student loans	289	$4	291	$4

	For the Six Months Ended June 30,
	2016		2015
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans
Internal programs	27,615	$177	25,232	$164
External programs	14,449	$76	14,913	$76
Personal loans	2,088	$24	1,975	$24
Private student loans	741	$12	760	$11

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended June 30,
	2016		2015
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans
Internal programs(1)(2)	2,814	$17	3,023	$18
External programs(1)(2)	1,566	$6	1,591	$6
Personal loans(2)	276	$3	134	$1
Private student loans(3)	177	$3	279	$4

	For the Six Months Ended June 30,
	2016		2015
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans
Internal programs(1)(2)	5,815	$35	6,199	$38
External programs(1)(2)	3,265	$13	3,234	$13
Personal loans(2)	434	$5	285	$3
Private student loans(3)	374	$6	584	$8

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
Of the account balances that defaulted as shown above for the three months ended June 30, 2016 and 2015, approximately 34% and 45%, respectively, of the total balances were charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the six months ended June 30, 2016 and 2015, approximately 35% and 44%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at June 30, 2016 and December 31, 2015. Total PCI student loans had an outstanding balance of $3.0 billion and $3.3 billion, including accrued interest, and a related carrying amount of $2.8 billion and $3.1 billion as of June 30, 2016 and December 31, 2015, respectively.

The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$916	$1,181	$965	$1,341
Accretion into interest income	(47)	(57)	(96)	(116)
Other changes in expected cash flows	19	—	19	(101)
Balance at end of period	$888	$1,124	$888	$1,124

Periodically, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the three and six months ended June 30, 2016 and 2015. The allowance for PCI loan losses at June 30, 2016 and December 31, 2015 was $36 million. For the three and six months ended June 30, 2016, the increase in the rates on variable loans during the first half of 2016 was primarily responsible for an increase in accretable yield. For the three months ended June 30, 2015, there were no changes in other cash flow assumptions. For the six months ended June 30, 2015, the changes in expected cash flows from the decrease in accretable yield were primarily related to an increase in the borrower prepayment assumptions on certain pools. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At June 30, 2016, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.14% and 0.67%, respectively. At December 31, 2015, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.53% and 0.88%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.48% and 0.38% for the three months ended June 30, 2016 and 2015, respectively, and 0.46% and 0.44% for the six months ended June 30, 2016 and 2015, respectively.

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

The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	June 30, 2016	December 31, 2015
Restricted cash	$21	$19

Investors’ interests held by third-party investors	15,675	15,625
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,194	6,017
Seller’s interest	10,024	7,231
Loan receivables(1)	30,893	28,873
Allowance for loan losses allocated to securitized loan receivables(1)	(871)	(783)
Net loan receivables	30,022	28,090
Other(2)	5	5
Carrying value of assets of consolidated variable interest entities	$30,048	$28,114

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
Through its wholly-owned indirect subsidiary, Discover Funding LLC, the Company is required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those interests held by the Company). If the level of receivables in the trust was to fall below the required minimum, the Company would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller's interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. The Company retains significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT. The Company may elect to add receivables to the restricted pool of receivables subject to certain requirements. As of the end of the second quarter 2016, accounts were selected and associated credit card loan receivables in the amount of $3.6 billion were added to those restricted for securitization investors to increase the excess seller's interest. The addition increases the capacity to issue notes to investors, including draws on commitments through privately placed securitizations, and will result in a decrease in receivables pledged at the Federal Reserve discount window. The Company satisfied all requirements in order to complete the account addition. The Company also has the right to remove a random selection of accounts, which would serve to decrease the amount of credit card loan receivables restricted for securitization investors, subject to certain requirements including that the minimum seller's interest is still met. As of the end of the second quarter 2016, no accounts were removed from those restricted for securitization investors.
In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of June 30, 2016, no economic or other early amortization events have occurred.
The table below provides information concerning investors’ interests and related excess spread (dollars in millions):

At June 30, 2016	Investors’ Interests(1)	Number of Series Outstanding	3-Month Rolling Average Excess Spread
Discover Card Execution Note Trust (DiscoverSeries notes)	$20,869	37	13.71%

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.
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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	June 30, 2016	December 31, 2015
Restricted cash	$77	$80

Student loan receivables(1)	1,526	1,678
Allowance for loan losses allocated to securitized loan receivables(1)	(28)	(28)
Net student loan receivables	1,498	1,650
Carrying value of assets of consolidated variable interest entities	$1,575	$1,730

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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	June 30, 2016	December 31, 2015
Certificates of deposit in amounts less than $100,000(1)	$18,591	$20,491
Certificates of deposit in amounts $100,000 or greater(2)	5,698	5,228
Savings deposits, including money market deposit accounts	23,815	21,375
Total interest-bearing deposits(1)	$48,104	$47,094

(1)
Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of December 31, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation for additional information.

(2)
Includes $1.3 billion and $1.1 billion in certificates of deposit greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of June 30, 2016 and December 31, 2015, respectively.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

Maturity Period	June 30, 2016
Three months or less	$788
Over three months through six months	789
Over six months through twelve months	1,363
Over twelve months	2,758
Total	$5,698

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	June 30, 2016
2016	$5,619
2017	7,660
2018	3,880
2019	2,082
2020	1,984
Thereafter	3,064
Total	$24,289

7.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	June 30, 2016				December 31, 2015
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)(8)	2016 - 2021	1.04% - 5.65%	2.04%	$9,580	$9,152
Floating-rate asset-backed securities(2)(3)(8)	2016 - 2019	0.74% - 0.98%	0.84%	6,091	6,440
Total Discover Card Master Trust I and Discover Card Execution Note Trust(8)				15,671	15,592

Floating-rate asset-backed securities(4)(5)(6)(7)	2031 - 2042	0.79% - 4.50%	2.30%	991	1,143
Total SLC Private Student Loan Trusts				991	1,143
Total long-term borrowings - owed to securitization investors(8)				16,662	16,735

Discover Financial Services (Parent Company)
Fixed-rate senior notes(1)(8)	2017 - 2025	3.75%-10.25%	4.74%	2,079	2,066
Fixed-rate retail notes(8)	2016 - 2028	3.00% - 4.40%	3.84%	112	39

Discover Bank
Fixed-rate senior bank notes(1)(8)	2018 - 2026	2.00% - 4.25%	3.16%	5,132	5,115
Fixed-rate subordinated bank notes(8)	2019 - 2020	7.00% - 8.70%	7.49%	696	695
Total long-term borrowings(8)				$24,681	$24,650

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”). Use of these interest rate swaps impacts carrying value of the debt.

(2)
Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 30 to 54 basis points and 3-month LIBOR + 20 basis points as of June 30, 2016.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 15: Derivatives and Hedging Activities.

(4)
SLC Private Student Loan Trusts floating-rate asset-backed securities include issuances with the following interest rate terms: 3-month LIBOR + 17 to 45 basis points, Prime rate + 75 to 100 basis points and 1-month LIBOR + 350 basis points as of June 30, 2016.

(5)
The Company acquired an interest rate swap related to the securitized debt assumed in the SLC transaction. The swap does not qualify for hedge accounting and has no impact on debt carrying value. See Note 15: Derivatives and Hedging Activities.

(6)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(7)	Includes $292 million of senior notes maturing in 2031, $580 million of senior and subordinated notes maturing in 2036 and $119 million of senior notes maturing in 2042 as of June 30, 2016.

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

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	June 30, 2016
2016	$1,250
2017	5,100
2018	5,277
2019	4,829
2020	3,094
Thereafter	5,131
Total	$24,681

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of June 30, 2016, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn as of June 30, 2016. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in 2017 and 2018. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in millions):

	Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax	(Loss) Gain on Cash Flow Hedges, Net of Tax	Pension Plan Loss, Net of Tax	AOCI
For the Three Months Ended June 30, 2016
Balance at March 31, 2016	$14	$(46)	$(140)	$(172)
Net change	4	(6)	—	(2)
Balance at June 30, 2016	$18	$(52)	$(140)	$(174)

For the Three Months Ended June 30, 2015
Balance at March 31, 2015	$23	$(30)	$(154)	$(161)
Net change	(10)	11	—	1
Balance at June 30, 2015	$13	$(19)	$(154)	$(160)

For the Six Months Ended June 30, 2016
Balance at December 31, 2015	$—	$(20)	$(140)	$(160)
Net change	18	(32)	—	(14)
Balance at June 30, 2016	$18	$(52)	$(140)	$(174)

For the Six Months Ended June 30, 2015
Balance at December 31, 2014	$23	$(7)	$(154)	$(138)
Net change	(10)	(12)	—	(22)
Balance at June 30, 2015	$13	$(19)	$(154)	$(160)

The table below presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Three Months Ended June 30, 2016
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$6	$(2)	$4
Net change	$6	$(2)	$4
Cash Flow Hedges
Net unrealized loss arising during the period	$(18)	$6	$(12)
Amounts reclassified from AOCI	9	(3)	6
Net change	$(9)	$3	$(6)

For the Three Months Ended June 30, 2015
Available-for-Sale Investment Securities
Net unrealized holding loss arising during the period	$(16)	$6	$(10)
Net change	$(16)	$6	$(10)
Cash Flow Hedges
Net unrealized gain arising during the period	$6	$(2)	$4
Amounts reclassified from AOCI	11	(4)	7
Net change	$17	$(6)	$11

For the Six Months Ended June 30, 2016
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$29	$(11)	$18
Net change	$29	$(11)	$18
Cash Flow Hedges
Net unrealized loss arising during the period	$(70)	$27	$(43)
Amounts reclassified from AOCI	18	(7)	11
Net change	$(52)	$20	$(32)

For the Six Months Ended June 30, 2015
Available-for-Sale Investment Securities
Net unrealized holding loss arising during the period	$(8)	$3	$(5)
Amounts reclassified from AOCI	(8)	3	(5)
Net change	$(16)	$6	$(10)
Cash Flow Hedges
Net unrealized loss arising during the period	$(41)	$15	$(26)
Amounts reclassified from AOCI	23	(9)	14
Net change	$(18)	$6	$(12)

9.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Income before income tax expense	$898	$942	$1,812	$1,850
Income tax expense	$282	$343	$621	$665
Effective income tax rate	31.4%	36.4%	34.3%	35.9%

Income tax expense decreased $61 million and $44 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The effective tax rates for the three and six months ended June 30, 2016 of 31.4% and 34.3%, respectively, decreased from 36.4% and 35.9% for the same periods in 2015. The decrease in rates is primarily due to the United States Congress Joint Committee on Taxation approval of an audit settlement for tax years 1999-2007, which resulted in a non-recurring tax benefit of $44 million. In addition, the decrease in rates is also due to the Company's revaluation of its existing unrecognized tax benefits in the second quarter of 2016.
The 1999-2007 audit periods pre-date the Company’s spin-off, therefore, receipt of settlement proceeds from those years is governed by the Company’s Tax Sharing Agreement with Morgan Stanley. Settlement of tax years subsequent to the spin-off date, June 30, 2007, will be made directly with the Internal Revenue Service (“IRS”). The 2008-2010 audit is currently under Administrative Appeals and the IRS is currently examining 2011-2012.
The Company is subject to examination by the IRS and the tax authorities in various state, local and foreign tax jurisdictions. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. At this time, the potential change in unrecognized tax benefits is not expected to be significant over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that could result from such examinations.

10.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net income	$616	$599	$1,191	$1,185
Preferred stock dividends	(10)	(10)	(19)	(19)
Net income available to common stockholders	606	589	1,172	1,166
Income allocated to participating securities	(4)	(3)	(8)	(7)
Net income allocated to common stockholders	$602	$586	$1,164	$1,159
Denominator
Weighted-average shares of common stock outstanding	410	441	414	444
Effect of dilutive common stock equivalents	1	1	—	1
Weighted-average shares of common stock outstanding and common stock equivalents	411	442	414	445
Basic earnings per common share	$1.47	$1.33	$2.81	$2.61
Diluted earnings per common share	$1.47	$1.33	$2.81	$2.61

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three and six months ended June 30, 2016 and 2015.

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
The Basel III minimum capital ratios are as follows:

•	8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets;

•	6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets;

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”); and

•	4.5% CET1 to risk-weighted assets.
As of June 30, 2016, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company's or Discover Bank's category. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Total capital (to risk-weighted assets)
Discover Financial Services	$12,485	16.7%	$5,991	≥8.0%	$7,489	≥10.0%
Discover Bank	$12,093	16.3%	$5,931	≥8.0%	$7,414	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,237	15.0%	$4,494	≥6.0%	$5,991	≥8.0%
Discover Bank	$10,237	13.8%	$4,448	≥6.0%	$5,931	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,237	12.8%	$3,504	≥4.0%	$4,380	≥5.0%
Discover Bank	$10,237	11.8%	$3,470	≥4.0%	$4,337	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,677	14.3%	$3,370	≥4.5%	$4,868	≥6.5%
Discover Bank	$10,237	13.8%	$3,336	≥4.5%	$4,819	≥6.5%

December 31, 2015(1)
Total capital (to risk-weighted assets)
Discover Financial Services	$12,497	16.5%	$6,052	≥8.0%	$7,565	≥10.0%
Discover Bank	$11,905	15.9%	$5,991	≥8.0%	$7,488	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,126	14.7%	$4,539	≥6.0%	$6,052	≥8.0%
Discover Bank	$9,941	13.3%	$4,493	≥6.0%	$5,991	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,126	12.9%	$3,446	≥4.0%	$4,307	≥5.0%
Discover Bank	$9,941	11.7%	$3,410	≥4.0%	$4,263	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,566	14.0%	$3,404	≥4.5%	$4,917	≥6.5%
Discover Bank	$9,941	13.3%	$3,370	≥4.5%	$4,867	≥6.5%

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

12.	Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2028. Future minimum payments on capital leases were not material at June 30, 2016. The following table shows future minimum payments on non-cancelable operating leases with original terms in excess of one year (dollars in millions):

June 30, 2016
2016	$8
2017	14
2018	12
2019	9
2020	8
Thereafter	36
Total minimum lease payments	$87

Unused Commitments to Extend Credit
At June 30, 2016, the Company had unused commitments to extend credit for loans of approximately $185.4 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
Mortgage Loans Representations and Warranties
The Company sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan, even though the Company closed the mortgage origination business. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At June 30, 2016, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition.

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

June 30, 2016
Diners Club:
Merchant guarantee	$143
PULSE:
ATM guarantee	$1

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of June 30, 2016, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution) or after expiration of the time period for chargebacks in the applicable agreement, the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and six months ended June 30, 2016 and 2015.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Aggregate sales transaction volume(1)	$34,634	$33,799	$65,915	$63,297

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of June 30, 2016 or December 31, 2015. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.
 The table below provides information regarding escrow deposits and settlement withholdings, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition, respectively (dollars in millions):

	June 30, 2016	December 31, 2015
Settlement withholdings and escrow deposits	$6	$7

13.	Litigation and Regulatory Matters
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
The Company has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and the Company’s exposure to litigation, but there can be no assurance that the Company will continue to be successful in enforcing its arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers, and may cause the Company, to discontinue their use. From time to time, the Company is involved in legal actions challenging its arbitration clause. Bills are periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") authorized the Consumer Financial Protection Bureau (the "CFPB") to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. On March 10, 2015, the CFPB released its report to Congress on pre-dispute arbitration as required by the Dodd-Frank Act. On October 7, 2015, the CFPB published a potential rulemaking on arbitration agreements. On May 5, 2016, the CFPB issued its proposed arbitration rule that would (i) effectively ban consumer financial companies from using arbitration clauses to prevent class action cases and (ii) require records of all other arbitrations to be provided to the CFPB for potential publication on its website. The deadline for submitting comments to the proposed rule is August 22, 2016. The timing and provisions of any final rule are uncertain at this time.
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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation and regulatory settlement related expense was not material for the three and six months ended June 30, 2016 and for the three months ended June 30, 2015. Litigation and regulatory settlement related expense was $23 million for the six months ended June 30, 2015.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is up to $140 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, takes into account the Company’s best estimate of such losses for those matters for which an estimate can be made, and does not represent the Company’s maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
On August 14, 2012, a purported shareholder, James Groen, filed a shareholder derivative action in the U.S. District Court for the Northern District of Illinois (Groen v. Nelms et al.) against the Company’s board of directors, certain current and former officers and directors and the Company as nominal defendant. On August 27, 2012, a second purported shareholder, the Charter Township of Clinton Police and Fire Retirement System, filed a substantially identical shareholder derivative action in the same court against the same parties (Charter Township of Clinton Police and Fire Retirement System v. Nelms et al.). On September 25, 2012, the actions were consolidated, and on February 19, 2013, the plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts claims against the board of directors and certain current and former officers and directors for alleged breach of fiduciary duty, corporate waste and unjust enrichment arising out of the Company’s alleged violations of the law in connection with the marketing and sale of its protection products. The relief sought in the consolidated complaint includes changes to the Company’s corporate governance procedures; unspecified damages, injunctive relief, restitution and disgorgement from the individual defendants; and attorneys’ fees. On April 5, 2013, the defendants filed a motion to dismiss the amended consolidated complaint, and on June 5, 2013, briefing on the motion to dismiss was completed. On March 23, 2015, the Court granted the defendants’ motion to dismiss the amended consolidated shareholder derivative complaint without prejudice, while also allowing the plaintiffs until April 10, 2015 to request permission to file a further amended complaint in order to avoid having the case dismissed with prejudice. On April 6, 2015, the plaintiffs filed a motion requesting reconsideration by the Court of its order dismissing the complaint. In addition, on April 10, 2015, the plaintiffs filed a motion requesting permission to file a further amended complaint. On March 17, 2016, the Court denied both the motion for reconsideration and motion for leave to amend and dismissed the case with prejudice. On April 18, 2016, the plaintiffs filed a notice of appeal, and the case is currently pending in the United States Court of Appeal for the Seventh Circuit (Jeanette Bokhari et al. v Discover Financial Services et al.).
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
On July 9, 2015, a class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of Illinois (Polly Hansen v. Discover Financial Services and Discover Home Loans, Inc.). The plaintiff alleges that the Company contacted her, and members of the class she seeks to represent, on their cellular and residential telephones without their express consent or after consent was revoked in violation of the Telephone Consumer Protection Act ("TCPA"). Plaintiff seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). On March 9, 2016, Sumner Davenport was substituted as lead plaintiff for Polly Hansen. The Company will seek to vigorously defend against all claims asserted by the plaintiff.
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
On September 4, 2015, the District Attorney of Trinity County, California filed a protection products lawsuit against the Company in California state court (The People of the State of California Ex Rel, Eric L. Heryford, District Attorney, Trinity County v. Discover Financial Services, et al.). The District Attorney subsequently dismissed this lawsuit on February 19, 2016 and filed a new complaint in federal court in the Eastern District of California on March 4, 2016 alleging the same cause of action. An amended complaint was filed on March 25, 2016. The lawsuit asserts various claims under California's Unfair Competition Law with respect to the Company's marketing and administration of various protection products. Plaintiff seeks declaratory relief, statutory civil penalties, and attorneys’ fees. The Company filed a motion to dismiss the first amended complaint on April 26, 2016. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiff.

On March 8, 2016, a class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc. et al.) alleging violations of the Sherman Antitrust Act, California's Cartwright Act, and unjust enrichment. Plaintiffs allege a conspiracy to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. Plaintiffs seek damages, attorneys' fees, costs and injunctive relief. On July 15, 2016, Plaintiffs filed an amended complaint. Defendants have until August 25, 2016 to respond to the amended complaint. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.

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
During the six months ended June 30, 2016, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's condensed consolidated financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at June 30, 2016
Assets
U.S. Treasury securities	$930	$—	$—	$930
U.S. government agency securities	290	—	—	290
Residential mortgage-backed securities - Agency	—	1,093	—	1,093
Available-for-sale investment securities	$1,220	$1,093	$—	$2,313

Derivative financial instruments	$—	$59	$—	$59

Liabilities
Derivative financial instruments	$—	$88	$—	$88

Balance at December 31, 2015
Assets
U.S. Treasury securities	$1,272	$—	$—	$1,272
U.S. government agency securities	494	—	—	494
Residential mortgage-backed securities - Agency	—	1,197	—	1,197
Available-for-sale investment securities	$1,766	$1,197	$—	$2,963

Derivative financial instruments	$—	$22	$—	$22

Liabilities
Derivative financial instruments	$—	$38	$—	$38

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three or six months ended June 30, 2016 and 2015.
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

At June 30, 2016, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $1.0 billion, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three and six months ended June 30, 2016 and 2015, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at June 30, 2016
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	5	—	5	5
Residential mortgage-backed securities - Agency	—	155	—	155	152
Held-to-maturity investment securities	$1	$160	$—	$161	$158

Cash and cash equivalents	$10,617	$—	$—	$10,617	$10,617
Restricted cash	$98	$—	$—	$98	$98
Other short-term investments	$1,050	$—	$—	$1,050	$1,050
Net loan receivables	$—	$—	$70,938	$70,938	$69,975
Accrued interest receivables	$—	$667	$—	$667	$667

Liabilities
Deposits	$—	$48,902	$—	$48,902	$48,527
Long-term borrowings - owed to securitization investors	$—	$15,866	$1,047	$16,913	$16,662
Other long-term borrowings	$—	$8,633	$—	$8,633	$8,019
Accrued interest payables	$—	$150	$—	$150	$150

Balance at December 31, 2015
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	7	—	7	7
Residential mortgage-backed securities - Agency	—	114	—	114	113
Held-to-maturity investment securities	$1	$121	$—	$122	$121

Cash and cash equivalents	$9,572	$—	$—	$9,572	$9,572
Restricted cash	$99	$—	$—	$99	$99
Net loan receivables	$—	$—	$71,455	$71,455	$70,516
Accrued interest receivables	$—	$660	$—	$660	$660

Liabilities
Deposits(1)	$—	$47,714	$—	$47,714	$47,531
Long-term borrowings - owed to securitization investors(1)	$—	$15,634	$1,220	$16,854	$16,735
Other long-term borrowings(1)	$—	$8,355	$—	$8,355	$7,915
Accrued interest payables	$—	$158	$—	$158	$158

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
Other Short-Term Investments
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
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in AOCI related to derivatives at June 30, 2016 will be reclassified to interest expense as interest payments are made on certain of the Company's floating-rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $34 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.
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
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	June 30, 2016				December 31, 2015
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$4,100	8	$—	$88	$4,100	$—	$35
Interest rate swaps—fair value hedge	$4,880	86	59	—	$4,110	22	3
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$15	6	—	—	$32	—	—
Interest rate swap(2)	$181	1	—	—	$217	—	—
Total gross derivative assets/liabilities(3)			59	88		22	38
Less: Collateral held/posted(4)			(21)	(79)		(8)	(33)
Total net derivative assets/liabilities			$38	$9		$14	$5

(1)
The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 5 million and SGD 1 million as of June 30, 2016, and notional amounts of EUR 19 million, GBP 7 million and SGD 1 million as of December 31, 2015.

(2)	Interest rate swaps not designated as hedges do not have associated master netting arrangements.

(3)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At June 30, 2016, the Company had one outstanding contract with a notional amount of $9 million and immaterial fair value. At December 31, 2015, the Company had one outstanding contract with a notional amount of $52 million and immaterial fair value.

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

The following tables summarize the impact of the derivative instruments on income and OCI and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

		Amount of (Loss) Gain Recognized in OCI
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2016	2015	2016	2015
Derivatives designated as hedges
Interest rate swaps - cash flow/net investment hedges
Total (loss) gain recognized in OCI after amounts reclassified into earnings, pre-tax	OCI	$(10)	$18	$(53)	$(17)
Total (loss) gain recognized in OCI		$(10)	$18	$(53)	$(17)

		Amount of (Loss) Gain Recognized in Income
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2016	2015	2016	2015
Derivatives designated as hedges
Interest rate swaps - cash flow hedges
Amount reclassified from OCI into income	Interest Expense	$(9)	$(11)	$(18)	$(23)
Total amount reclassified from OCI into income on cash flow hedges		(9)	(11)	(18)	(23)

Interest rate swaps - fair value hedges
Gain (loss) on interest rate swaps		13	(4)	44	1
(Loss) gain on hedged items		(13)	4	(44)	—
Net ineffectiveness gain	Interest Expense	—	—	—	1

Decrease to interest expense related to net settlements on interest rate swaps	Interest Expense	8	7	17	15
Total gain on fair value hedges		8	7	17	16
Total loss on derivatives designated as hedges recognized in income		$(1)	$(4)	$(1)	$(7)

Derivatives not designated as hedges
Total gain on derivatives not designated as hedges recognized in income(1)	Other Income	$1	$27	$—	$76

(1)
During the three and six months ended June 30, 2015, the Company recognized in income total gain of $4 million and $6 million, respectively, on forward delivery contracts related to the mortgage loan business that was closed during 2015. During the three and six months ended June 30, 2015, the Company recognized in income total gain of $24 million and $68 million, respectively, on interest rate lock commitments related to the mortgage loan business that was closed during 2015. See Note 2: Business Dispositions for additional information.

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
As of June 30, 2016, DFS had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At

June 30, 2016, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $64 million as of June 30, 2016.
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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended June 30, 2016
Interest income
Credit card loans	$1,734	$—	$1,734
Private student loans	110	—	110
PCI student loans	47	—	47
Personal loans	171	—	171
Other	28	—	28
Total interest income	2,090	—	2,090
Interest expense	339	—	339
Net interest income	1,751	—	1,751
Provision for loan losses	411	1	412
Other income	396	69	465
Other expense	868	38	906
Income before income tax expense	$868	$30	$898

For the Three Months Ended June 30, 2015
Interest income
Credit card loans	$1,620	$—	$1,620
Private student loans	92	—	92
PCI student loans	56	—	56
Personal loans	155	—	155
Other	24	—	24
Total interest income	1,947	—	1,947
Interest expense	311	—	311
Net interest income	1,636	—	1,636
Provision for loan losses	306	—	306
Other income	468	71	539
Other expense	884	43	927
Income before income tax expense	$914	$28	$942

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Six Months Ended June 30, 2016
Interest income
Credit card loans	$3,467	$—	$3,467
Private student loans	217	—	217
PCI student loans	96	—	96
Personal loans	338	—	338
Other	56	—	56
Total interest income	4,174	—	4,174
Interest expense	673	—	673
Net interest income	3,501	—	3,501
Provision for loan losses	834	2	836
Other income	802	137	939
Other expense	1,719	73	1,792
Income before income tax expense	$1,750	$62	$1,812

For the Six Months Ended June 30, 2015
Interest income
Credit card loans	$3,226	$—	$3,226
Private student loans	182	—	182
PCI student loans	116	—	116
Personal loans	307	—	307
Other	45	—	45
Total interest income	3,876	—	3,876
Interest expense	611	—	611
Net interest income	3,265	—	3,265
Provision for loan losses	694	2	696
Other income	936	145	1,081
Other expense	1,712	88	1,800
Income before income tax expense	$1,795	$55	$1,850

17.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to June 30, 2016 and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
Quarter Highlights

•	Net income for the three months ended June 30, 2016 was $616 million, which included a non-recurring tax benefit of $44 million, compared to $599 million for the same period in 2015.

•	Total loans grew $2.9 billion, or 4%, from June 30, 2015 to $71.9 billion.

•	Credit card loans grew $2.3 billion, or 4%, to $57.2 billion and Discover card sales volume increased 2% from the prior year.

•
Net charge-off rate for credit card increased 11 basis points from the prior year to 2.39% and the credit card delinquency rate for loans over 30 days past due increased 8 basis points from the prior year to 1.63%.

•	Direct-to-consumer deposits grew $4.6 billion, or 16%, from the prior year to $34.1 billion.

•	Payment Services transaction dollar volume for the segment was $44.8 billion, down 6% from the prior year.

•	We received a non-objection to our 2016 Comprehensive Capital Analysis and Review ("CCAR") submission from the Federal Reserve.
Outlook
The disciplined profitable growth of our direct banking products remains a priority. We are pursuing new card accounts and wallet share gains with existing customers through investments in marketing and rewards as well as new card features. We continue to target growth in our private student and personal loans. As a result of these activities, we expect revenues to continue to grow from the prior year. We expect total other income to decline from 2015 levels driven by the exit of our mortgage origination business, decline in protection products revenue and a higher credit card rewards rate, which reflects an intense competitive environment in this area. Additionally, we continue to focus on capital deployment through organic growth in the business and through our quarterly dividends and share repurchase program.
The total charge-off rate for the year is expected to be slightly higher than the prior year, assuming no material change in the macroeconomic environment. While the credit environment has been relatively stable, we have added to the loan loss reserve in 2016 due to loan growth and seasoning of accounts.
We expect total expenses in 2016 to be slightly lower than 2015. However, in the second half of 2016, we may make opportunistic investments in marketing to support future growth. We remain focused on enhancing our regulatory compliance activities, including those related to anti-money laundering. While these enhancements will continue, look-back project costs were substantially completed in the first half of 2016.
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
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including supervisory priorities and actions, our actions and those of our competitors and other marketplace participants, and the behavior of consumers. Regulatory developments, findings and ratings could negatively impact our business strategies, require us to limit or change our business practices, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, limit our ability to pursue certain business opportunities and obtain related required regulatory approvals, or change how we compensate certain of our employees. For example, from April to May 2016, federal banking regulators issued an interagency notice of proposed rulemaking on incentive compensation arrangements that replaces rules proposed in 2011 and incorporates consideration of supervisory experience with the 2010 Interagency Guidance on Sound Incentive Compensation Policies ("2010 Guidance"). Unlike the principles-based 2010 Guidance, the proposed rules are prescriptive in nature and would require an extensive restructuring of certain incentive compensation practices for “senior executive officers” and “significant risk takers.” Comments on the proposed rules were due July 22, 2016. The proposed rule could impact our ability to attract, hire or retain certain personnel. For more information on recent matters affecting Discover, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements. Regulatory developments also could impact our strategies, the value of our assets, or otherwise adversely affect our businesses.
Increasing cybersecurity threats and incidents regarding unauthorized access to consumer information have resulted in a continued focus by Congress and state legislators on legislation to address data security. In December 2015, the President signed an omnibus spending package that included the Cybersecurity Act of 2015. Title I of the Cybersecurity Act, the Cybersecurity Information Sharing Act ("CISA"), establishes a framework to facilitate and encourage confidential sharing of cybersecurity information among private sector and federal government entities and provides certain liability shields for cybersecurity information sharing under the Act. On June 15, 2016, the Attorney General and the Department of Homeland Security jointly published final guidelines related to CISA. Additionally, legislation has been proposed to address security breach notification. These developments could ultimately result in the imposition of requirements on Discover or other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. It is too early to know the impact of these developments on Discover.
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
Consumer Financial Services
The Consumer Financial Protection Bureau (the "CFPB") regulates consumer financial products and services, as well as certain financial services providers, including Discover. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. Under its rulemaking authority, the CFPB recently proposed rules that will limit the use of arbitration clauses. For more information, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements.
On February 25, 2016, the CFPB issued its policy priorities over the next two years, which include several consumer financial products of the type we offer as areas of focus: credit cards, private student loans and home loans. The CFPB also publishes regular Complaint Reports and Supervisory Highlights summarizing its priorities and enforcement actions in specific areas. The CFPB collects detailed account level information from us about credit cards and other products, and is authorized to collect fines and require consumer restitution in the event of violations. In addition, the CFPB has an online complaint portal that shows the subject matter of consumers' complaints about financial products, as well as the nature of financial services providers' responses to each complaint, such as whether requested relief was provided. In June 2015, the CFPB began publishing narratives of complaints made to the CFPB by consumers who opted to have their complaint narratives made public. The publication through the portal of unverified detailed consumer narratives could lead to reputational injury of financial institutions. The CFPB's analysis of account data and complaints could inform future decisions with respect to regulatory, enforcement or examination focus, and influence consumers' attitudes about doing business with Discover.
Credit Cards
The cost and availability of credit, credit disclosures and consumer experience with debt collectors continue to be a focus of the CFPB. We anticipate that the CFPB will propose debt collection regulations that apply to our lending business in

2016 or 2017. The CFPB has indicated that those regulations will ensure that debt collectors have sufficient information to collect the related debt, prevent unfair, deceptive and abusive acts and practices, inform consumers of their rights and provide interpretations on certain sections of the Fair Debt Collections Practices Act. Courts and legislators also have been focused on the debt collection practices of consumer financial services providers. The ultimate impact of this increased scrutiny is uncertain at this time.
Private Student Loans
There continues to be significant legislative and regulatory focus on the private student loan market, including by the CFPB and the Federal Deposit Insurance Corporation (the "FDIC"). Some state attorneys general also have focused on student loan servicing, including the servicing of private loans. This regulatory focus has resulted in an increase in supervisory examinations of Discover related to private student loans. On July 22, 2015, the CFPB issued a consent order with respect to certain student loan servicing practices of Discover Bank, The Student Loan Corporation and Discover Products, Inc. See Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information.
The recent regulatory areas of focus include servicing and collection practices and other matters. On February 25, 2016, the CFPB identified student lending as one of its near-term policy priorities, promising continued supervisory and enforcement activity by the CFPB and its law enforcement partners, as well as potential rulemaking on student loans and credit reporting and planned rulemaking on debt collection. The CFPB’s Winter 2016 Supervisory Highlights (March 2016) reflects that focus on student loan servicing, as does its April 2016 announcement (in coordination with the Departments of Treasury and Education) of initiatives intended to ensure student loan servicing is consistent, accurate and actionable, accountable and transparent. The enactment of new legislation or the adoption of new regulations or guidance may increase the complexity and expense of servicing student loans. Legislators and regulators may take additional actions that impact the student loan market in the future, which could cause us to restructure our private student loan products in ways that we may not currently anticipate.
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

There are additional initiatives in Europe that may have an impact on our Diners Club business, including revisions to the Payment Services Directive ("PSD2") and the new General Data Protection Regulation ("GDPR"). The PSD2 was published in the Official Journal of the EU in December 2015. Each European Union member state will transpose the PSD2 into its national law, and in January 2018 the PSD2 will enter into force. Among other terms, the PSD2 includes provisions that once transposed into local law will regulate surcharging and network access requirements, which may result in differential surcharging of Diners Club cards and may impact Diners Club licensing arrangements in Europe. The European Parliament's Civil Liberties, Justice and Home Affairs Committee approved the final draft of the GDPR in December 2015. The final GDPR was published in the Official Journal of the European Union on May 4, 2016. Organizations have two years to prepare before the legislation comes into force on May 25, 2018. We are analyzing the impact of the final GDPR on our business.
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
Additionally, we are subject to the U.S. liquidity coverage ratio rule issued by federal banking regulators in 2014, which became effective on January 1, 2016. This new quantitative requirement is designed to promote the short-term resilience of the liquidity risk profile of large and internationally active banking organizations in the United States. The rule requires covered banks to maintain an amount of high-quality liquid assets sufficient to cover projected net cash outflows during a prospective 30-day calendar period under an acute, hypothetical liquidity stress scenario. Given our current asset size, we are subject to a modified liquidity coverage ratio requirement which requires a lower level of high-quality liquid assets to meet the minimum ratio requirement due to adjustments to the net cash outflow amount. Under the rule's transition period, we are required to maintain a liquidity ratio of 90% in 2016, which will increase to 100% in 2017. We believe our liquidity management practices position us well to comply with this new standard.
In April 2016, the federal banking agencies issued a notice of proposed rulemaking to implement, within the United States, the long-term liquidity standards previously issued at the international level by the Basel Committee on Banking Supervision. The proposed rule would impose a new quantitative liquidity requirement called the Net Stable Funding Ratio (“NSFR”) to ensure that covered banking organizations maintain stable funding to meet their funding needs over a one year time horizon. The NSFR is intended to complement the shorter-term liquidity coverage ratio requirement. Under the proposed rule, we would be subject to a less stringent “modified” NSFR requirement. If adopted as a final rule, the minimum NSFR requirements would take effect on January 1, 2018.
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
The following table presents segment data (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Direct Banking
Interest income
Credit card	$1,734	$1,620	$3,467	$3,226
Private student loans	110	92	217	182
PCI student loans	47	56	96	116
Personal loans	171	155	338	307
Other	28	24	56	45
Total interest income	2,090	1,947	4,174	3,876
Interest expense	339	311	673	611
Net interest income	1,751	1,636	3,501	3,265
Provision for loan losses	411	306	834	694
Other income	396	468	802	936
Other expense	868	884	1,719	1,712
Income before income tax expense	868	914	1,750	1,795
Payment Services
Provision for loan losses	1	—	2	2
Other income	69	71	137	145
Other expense	38	43	73	88
Income before income tax expense	30	28	62	55
Total income before income tax expense	$898	$942	$1,812	$1,850

The following table presents information on transaction volume (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Network Transaction Volume
PULSE Network	$33,856	$37,162	$68,536	$77,976
Network Partners	3,713	3,536	7,285	6,485
Diners Club(1)	7,198	6,773	13,936	13,247
Total Payment Services	44,767	47,471	89,757	97,708
Discover Network—Proprietary(2)	31,780	31,084	60,356	58,408
Total Volume	$76,547	$78,555	$150,113	$156,116
Transactions Processed on Networks
Discover Network	538	512	1,024	968
PULSE Network	853	989	1,694	2,013
Total	1,391	1,501	2,718	2,981
Credit Card Volume
Discover Card Volume(3)	$33,409	$32,299	$63,413	$61,024
Discover Card Sales Volume(4)	$30,702	$30,017	$58,254	$56,396

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
Our Direct Banking segment reported pretax income of $868 million and $1.8 billion for the three and six months ended June 30, 2016, respectively, as compared to pretax income of $914 million and $1.8 billion for the three and six months ended June 30, 2015, respectively.
Loan receivables decreased to $71.9 billion at June 30, 2016 as compared to $72.4 billion at December 31, 2015 due to a decrease in credit card loans resulting from seasonally higher balances at the end of the year. Discover card sales volume was $30.7 billion and $58.3 billion for the three and six months ended June 30, 2016, respectively, which was an increase of 2.3% and 3.3%, respectively, as compared to the same periods in 2015. This volume growth was primarily driven by an increase in discretionary spending partially offset by the impact of lower gas prices and competitive impacts on sales in certain merchant categories.
Net interest margin increased for the three and six months ended June 30, 2016 as compared to the same periods in 2015 primarily driven by higher yields on total loan receivables. The increase in total loan receivables yields was primarily driven by higher credit card yields resulting from a higher percentage of revolving card receivables in the portfolio, as well as the impact of the prime rate increase. The increased cost of funding was primarily driven by higher market rates and funding mix. Interest income increased during the three and six months ended June 30, 2016 as compared to the same periods in 2015 due to loan growth and higher net interest margin. Interest expense increased during the three and six months ended June 30, 2016 as compared to the same periods in 2015 primarily due to higher average borrowings and deposits.
At June 30, 2016 and December 31, 2015, our delinquency rate for credit card loans over 30 days past due was 1.63% and 1.72%, respectively. For the three and six months ended June 30, 2016, our net charge-off rate on credit cards increased to 2.39% and 2.37%, respectively, as compared to 2.28% and 2.34% for the same periods in 2015. For the three and six months ended June 30, 2016, the provision for loan losses increased as compared to the same periods in 2015 due to a reserve build for the three and six months ended June 30, 2016 compared to a reserve release for the same periods in 2015 as well as higher levels of net charge-offs primarily driven by loan growth. For a detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income decreased in the three and six months ended June 30, 2016 as compared to the same periods in 2015 due primarily to a decrease in discount and interchange revenue driven by higher rewards and the cessation of mortgage banking operations in 2015. The decrease in discount and interchange revenue was partially offset by an increase in transaction volume. Additionally, protection products revenue decreased in the three and six months ended June 30, 2016 as compared to the same periods in 2015, which reflects the impact of our no longer selling these products and eliminating related retention efforts.
Total other expense decreased in the three and six months ended June 30, 2016 as compared to the same periods in 2015, primarily driven by a decrease in other expense partially offset by an increase in employee compensation and benefits costs. The decrease in other expense was primarily due to the exit from the mortgage business and related exit charges in 2015. The increase in employee compensation and benefits costs was primarily due to annual merit increases as well as growth in overall headcount driven in part by regulatory and compliance needs. During the six months ended June 30, 2016, the decrease in total other expense was also partially offset by an increase in professional fees resulting from higher anti-money laundering and related compliance program expenses.
Payment Services
Our Payment Services segment reported pretax income of $30 million and $62 million for the three and six months ended June 30, 2016, respectively, as compared to pretax income of $28 million and $55 million for the same periods in 2015. The increase in segment pretax income was primarily driven by a decrease in other expense partially offset by a decrease in other income. The decrease in other expense was primarily driven by lower expenses due to the sale of Diners Club Italy. The decrease in other income was due to a reduction in transaction processing revenue resulting from lower point-of-sale transactions.
Transaction dollar volume decreased $2.7 billion and $8.0 billion for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, primarily driven by declines in PULSE network volume due to the loss of a large debit issuer.
A weakening of the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segments. We regularly review our Diners Club licensees with regard to their financial condition, risk management practices and overall operating performance. Although support to licensees has declined since 2015, we may continue to provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 4% and 5% of Diners Club revenues during the three and six months ended June 30, 2016, respectively.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our condensed consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the evaluation of goodwill and other non-amortizable intangible assets for potential impairment, the accrual of income taxes and estimates of future cash flows associated with purchased credit-impaired ("PCI") loans as critical accounting estimates. These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the year ended December 31, 2015. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “— Critical Accounting Estimates.” There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the year ended December 31, 2015.

Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended June 30,		2016 vs. 2015 Increase (Decrease)		For the Six Months Ended June 30,		2016 vs. 2015 Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%
Interest income	$2,090	$1,947	$143	7%	$4,174	$3,876	$298	8%
Interest expense	339	311	28	9%	673	611	62	10%
Net interest income	1,751	1,636	115	7%	3,501	3,265	236	7%
Provision for loan losses	412	306	106	35%	836	696	140	20%
Net interest income after provision for loan losses	1,339	1,330	9	1%	2,665	2,569	96	4%
Other income	465	539	(74)	(14)%	939	1,081	(142)	(13)%
Other expense	906	927	(21)	(2)%	1,792	1,800	(8)	—%
Income before income tax expense	898	942	(44)	(5)%	1,812	1,850	(38)	(2)%
Income tax expense	282	343	(61)	(18)%	621	665	(44)	(7)%
Net income	$616	$599	$17	3%	$1,191	$1,185	$6	1%

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
Our interest-earning assets consist of: (i) cash and cash equivalents primarily related to amounts on deposit with the Federal Reserve Bank of Philadelphia, (ii) restricted cash, (iii) other short-term investments, (iv) investment securities and (v) loan receivables. Our interest-bearing liabilities consist primarily of deposits, both direct-to-consumer and brokered, and long-term borrowings, including amounts owed to securitization investors. Net interest income is influenced by the following:

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
Net interest margin increased for the three and six months ended June 30, 2016 as compared to the same periods in 2015 primarily driven by higher yields on total loan receivables. The increase in total loan receivables yields was primarily driven by higher credit card yields resulting from a higher percentage of revolving card receivables in the portfolio, as well as the impact of the prime rate increase. The increased cost of funding was primarily driven by higher market rates and funding mix. Interest income increased during the three and six months ended June 30, 2016 as compared to the same periods in 2015 due to loan growth and higher net interest margin. Interest expense increased during the three and six months ended June 30, 2016 as compared to the same periods in 2015 primarily due to higher average borrowings and deposits.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended June 30,
	2016			2015
	Average Balance	Rate	Interest	Average Balance(1)	Rate(1)	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$10,750	0.50%	$13	$10,482	0.25%	$7
Restricted cash	263	0.41%	—	686	0.13%	—
Other short-term investments	852	0.86%	2	—	—%	—
Investment securities	2,697	1.49%	10	2,737	1.87%	12
Loan receivables(2)
Credit card(3)	56,124	12.42%	1,734	53,987	12.04%	1,620
Personal loans	5,608	12.25%	171	5,131	12.12%	155
Private student loans	5,915	7.41%	109	5,147	7.16%	92
PCI student loans	2,901	6.55%	47	3,450	6.54%	56
Mortgage loans held for sale	—	—%	—	169	3.58%	2
Other	262	5.04%	4	216	5.43%	3
Total loan receivables	70,810	11.72%	2,065	68,100	11.35%	1,928
Total interest-earning assets	85,372	9.84%	2,090	82,005	9.52%	1,947
Allowance for loan losses	(1,918)			(1,807)
Other assets	4,502			4,331
Total assets	$87,956			$84,529
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(4)	$24,682	1.74%	107	$26,599	1.62%	108
Money market deposits(5)	6,903	1.06%	18	7,334	0.98%	18
Other interest-bearing savings deposits	16,370	1.01%	41	12,101	0.97%	29
Total interest-bearing deposits(6)	47,955	1.39%	166	46,034	1.35%	155
Borrowings
Short-term borrowings	2	0.64%	—	153	1.37%	—
Securitized borrowings(4)(5)	16,635	2.06%	85	17,319	1.92%	83
Other long-term borrowings(4)	7,984	4.40%	88	5,989	4.93%	73
Total borrowings	24,621	2.82%	173	23,461	2.68%	156
Total interest-bearing liabilities	72,576	1.88%	339	69,495	1.80%	311
Other liabilities and stockholders’ equity	15,380			15,034
Total liabilities and stockholders’ equity	$87,956			$84,529
Net interest income			$1,751			$1,636
Net interest margin(7)		9.94%			9.63%
Net yield on interest-bearing assets(8)		8.25%			8.00%
Interest rate spread(9)		7.96%			7.72%

Average Balance Sheet Analysis (dollars in millions)

	For the Six Months Ended June 30,
	2016			2015
	Average Balance	Rate	Interest	Average Balance(1)	Rate(1)	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$10,602	0.50%	$26	$9,846	0.25%	$13
Restricted cash	532	0.40%	1	646	0.12%	—
Other short-term investments	426	0.86%	2	—	—%	—
Investment securities	2,848	1.48%	21	2,840	1.81%	25
Loan receivables(2)
Credit card(3)	56,124	12.42%	3,467	54,013	12.04%	3,226
Personal loans	5,555	12.23%	338	5,089	12.16%	307
Private student loans	5,918	7.36%	216	5,137	7.13%	182
PCI student loans	2,973	6.50%	96	3,521	6.63%	116
Mortgage loans held for sale	—	—%	—	153	3.58%	3
Other	253	5.11%	7	211	5.05%	4
Total loan receivables	70,823	11.71%	4,124	68,124	11.36%	3,838
Total interest-earning assets	85,231	9.85%	4,174	81,456	9.60%	3,876
Allowance for loan losses	(1,892)			(1,780)
Other assets	4,478			4,320
Total assets	$87,817			$83,996
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(4)	$25,066	1.71%	213	$26,762	1.61%	214
Money market deposits(5)	6,944	1.05%	36	7,397	0.98%	36
Other interest-bearing savings deposits	15,723	1.01%	79	11,821	0.98%	57
Total interest-bearing deposits(6)	47,733	1.38%	328	45,980	1.35%	307
Borrowings
Short-term borrowings	2	0.64%	—	140	1.40%	1
Securitized borrowings(4)(5)	16,792	2.05%	171	17,254	1.91%	163
Other long-term borrowings(4)	7,960	4.39%	174	5,632	5.03%	140
Total borrowings	24,754	2.80%	345	23,026	2.67%	304
Total interest-bearing liabilities	72,487	1.87%	673	69,006	1.79%	611
Other liabilities and stockholders’ equity	15,330			14,990
Total liabilities and stockholders’ equity	$87,817			$83,996
Net interest income			$3,501			$3,265
Net interest margin(7)		9.94%			9.66%
Net yield on interest-bearing assets(8)		8.26%			8.08%
Interest rate spread(9)		7.98%			7.81%

(1)
Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of June 30, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation to our condensed consolidated financial statements for additional information.

(2)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(3)
Interest income on credit card loans includes $48 million and $93 million of amortization of balance transfer fees for the three and six months ended June 30, 2016, respectively, and $48 million and $96 million of amortization of balance transfer fees for the three and six months ended June 30, 2015, respectively.

(4)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(5)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(6)	Includes the impact of FDIC insurance premiums.

(7)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(8)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(9)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	June 30, 2016	December 31, 2015
Loan receivables
Credit card loans	$57,219	$57,896
Other loans
Personal loans	5,708	5,490
Private student loans	5,891	5,647
Other	272	236
Total other loans	11,871	11,373
Purchased credit-impaired loans(1)	2,834	3,116
Total loan receivables	71,924	72,385
Allowance for loan losses	(1,949)	(1,869)
Net loan receivables	$69,975	$70,516

(1)	Represents purchased credit-impaired private student loans. See Note 4: Loan Receivables to our condensed consolidated financial statements for additional information regarding PCI loans.
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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three and six months ended June 30, 2016, the provision for loan losses increased by $106 million, or 35%, and $140 million, or 20%, respectively, as compared to the same periods in 2015 due to a reserve build for the three and six months ended June 30, 2016 compared to a reserve release for the same periods in 2015 as well as higher levels of net charge-offs primarily driven by loan growth.
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
The allowance for loan losses was $1.9 billion at June 30, 2016, which reflects an $80 million reserve build over the amount of the allowance for loan losses at December 31, 2015. The reserve build, which primarily relates to credit card loans, was mainly due to higher losses driven by loan growth and seasoning of accounts. At June 30, 2016, the level of the allowance related to personal loans and student loans increased as compared to December 31, 2015 due to loan growth and seasoning of accounts. At June 30, 2016, the level of allowance related to other loans remained relatively flat as compared to December 31, 2015.

The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Three Months Ended June 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,590	$165	$148	$18	$1,921
Additions
Provision for loan losses	347	44	20	1	412
Deductions
Charge-offs	(448)	(38)	(19)	—	(505)
Recoveries	114	5	2	—	121
Net charge-offs	(334)	(33)	(17)	—	(384)
Balance at end of period	$1,603	$176	$151	$19	$1,949

	For the Three Months Ended June 30, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,492	$123	$142	$19	$1,776
Additions
Provision for loan losses	256	35	14	1	306
Deductions
Charge-offs	(423)	(31)	(15)	—	(469)
Recoveries	116	4	2	—	122
Net charge-offs	(307)	(27)	(13)	—	(347)
Balance at end of period	$1,441	$131	$143	$20	$1,735

	For the Six Months Ended June 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	709	88	37	2	836
Deductions
Charge-offs	(887)	(77)	(34)	—	(998)
Recoveries	227	10	5	—	242
Net charge-offs	(660)	(67)	(29)	—	(756)
Balance at end of period	$1,603	$176	$151	$19	$1,949

	For the Six Months Ended June 30, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	593	66	34	3	696
Deductions
Charge-offs	(851)	(62)	(30)	—	(943)
Recoveries	225	7	4	—	236
Net charge-offs	(626)	(55)	(26)	—	(707)
Balance at end of period	$1,441	$131	$143	$20	$1,735

(1)	Includes both PCI and non-PCI private student loans.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%
Credit card loans	$334	2.39%	$307	2.28%	$660	2.37%	$626	2.34%
Personal loans	$33	2.38%	$27	2.10%	$67	2.41%	$55	2.16%
Private student loans (excluding PCI(1))	$17	1.10%	$13	1.02%	$29	0.98%	$26	1.02%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 4: Loan Receivables to our condensed consolidated financial statements for additional information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loans for the three months ended June 30, 2016 increased by 11 basis points when compared to the same period in 2015 primarily driven by loan growth and related seasoning of accounts. For the six months ended June 30, 2016, the net charge-off rate on our credit card loans remained essentially flat when compared to the same period in 2015. The net charge-off rate on our personal loans for the three and six months ended June 30, 2016 increased by 28 and 25 basis points, respectively, when compared to the same periods in 2015 driven by higher charge-offs as a result of continued loan growth and seasoning of the portfolio. The net charge-off rate on our private student loans excluding PCI loans for the three months ended June 30, 2016 increased by 8 basis points when compared to the same period in 2015 as a result of continued seasoning of the student loan portfolio as more loans have entered into repayment. For the six months ended June 30, 2016, the net charge-off rate on our private student loans remained essentially flat when compared to the same period in 2015.
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

The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	June 30, 2016		December 31, 2015
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$933	1.63%	$995	1.72%
Personal loans	$58	1.02%	$49	0.89%
Private student loans (excluding PCI loans(1))	$110	1.88%	$108	1.91%

Loans 90 or more days delinquent
Credit card loans	$444	0.78%	$490	0.85%
Personal loans	$16	0.29%	$15	0.27%
Private student loans (excluding PCI loans(1))	$28	0.48%	$24	0.43%

Loans not accruing interest	$212	0.30%	$224	0.32%

Restructured loans
Credit card loans(2)	$1,016	1.78%	$1,019	1.76%
Personal loans(3)	$72	1.26%	$68	1.24%
Private student loans (excluding PCI loans(1))(4)	$54	0.92%	$48	0.85%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $41 million and $44 million at June 30, 2016 and December 31, 2015, respectively, that are also included in loans over 90 days delinquent or more.

(3)	Restructured personal loans include $3 million and $4 million at June 30, 2016 and December 31, 2015, respectively, that are also included in loans over 90 days delinquent or more.

(4)	Restructured private student loans include $4 million and $3 million at June 30, 2016 and December 31, 2015, respectively, that are also included in loans over 90 days delinquent or more.
Credit card loans 30-day and 90-day delinquency rates at June 30, 2016 decreased compared to December 31, 2015 due to seasonality. The 30-day delinquency rate for personal loans at June 30, 2016 increased compared to December 31, 2015 primarily due to seasoning of the loan portfolio, while the 90-day delinquency rate remained relatively stable compared to December 31, 2015. Private student loans 30-day and 90-day delinquency rates at June 30, 2016 remained relatively flat and slightly higher, respectively, compared to December 31, 2015 as a result of continued seasoning of the student loan portfolio as more loans have entered into repayment. Private student loans 90-day delinquency rate at June 30, 2016 increased compared to December 31, 2015 as a result of continued seasoning of the student loan portfolio as more loans have entered into repayment.
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
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended June 30,		2016 vs. 2015 Decrease		For the Six Months Ended June 30,		2016 vs. 2015 Decrease
	2016	2015	$	%	2016	2015	$	%
Discount and interchange revenue(1)	$265	$298	$(33)	(11)%	$538	$566	$(28)	(5)%
Protection products revenue	59	68	(9)	(13)%	120	139	(19)	(14)%
Loan fee income	79	80	(1)	(1)%	159	161	(2)	(1)%
Transaction processing revenue	39	40	(1)	(3)%	75	82	(7)	(9)%
Gain on investments	—	—	—	NM	—	8	(8)	(100)%
Gain on origination and sale of mortgage loans	—	26	(26)	(100)%	—	66	(66)	(100)%
Other income	23	27	(4)	(15)%	47	59	(12)	(20)%
Total other income	$465	$539	$(74)	(14)%	$939	$1,081	$(142)	(13)%

(1)
Net of rewards, including Cashback Bonus rewards, of $371 million and $314 million for the three months ended June 30, 2016 and 2015, respectively, and of $663 million and $582 million for the six months ended June 30, 2016 and 2015, respectively.

Total other income decreased in the three and six months ended June 30, 2016 by $74 million and $142 million, respectively, as compared to the same periods in 2015 due primarily to a decrease in discount and interchange revenue driven by higher rewards and the cessation of mortgage banking operations in 2015. The decrease in discount and interchange revenue was partially offset by an increase in transaction volume. Additionally, protection products revenue decreased in the three and six months ended June 30, 2016 as compared to the same periods in 2015, which reflects the impact of our no longer selling these products and eliminating related retention efforts.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		2016 vs. 2015 Increase (Decrease)		For the Six Months Ended June 30,		2016 vs. 2015 Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%
Employee compensation and benefits	$340	$326	$14	4%	$685	$657	$28	4%
Marketing and business development	198	199	(1)	(1)%	360	381	(21)	(6)%
Information processing and communications	89	90	(1)	(1)%	177	178	(1)	(1)%
Professional fees	150	153	(3)	(2)%	310	280	30	11%
Premises and equipment	23	23	—	—%	47	47	—	—%
Other expense	106	136	(30)	(22)%	213	257	(44)	(17)%
Total other expense	$906	$927	$(21)	(2)%	$1,792	$1,800	$(8)	—%

Total other expense decreased in the three and six months ended June 30, 2016 by $21 million and $8 million, respectively, as compared to the same periods in 2015, primarily driven by a decrease in other expense partially offset by an increase in employee compensation and benefits costs. The decrease in other expense was primarily due to the exit from the mortgage business and related exit charges in 2015. The increase in employee compensation and benefits costs was primarily due to annual merit increases as well as growth in overall headcount driven in part by regulatory and compliance needs. During the six months ended June 30, 2016, the decrease in total other expense was also partially offset by an increase in professional fees resulting from higher anti-money laundering and related compliance program expenses.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Income before income tax expense	$898	$942	$1,812	$1,850
Income tax expense	$282	$343	$621	$665
Effective income tax rate	31.4%	36.4%	34.3%	35.9%

Income tax expense decreased $61 million and $44 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The effective tax rates for the three and six months ended June 30, 2016 of 31.4% and 34.3%, respectively, decreased from 36.4% and 35.9% for the same periods in 2015. The decrease in rates is primarily due to the United States Congress Joint Committee on Taxation approval of an audit settlement for tax years 1999-2007, which resulted in a non-recurring tax benefit of $44 million. In addition, the decrease in rates is also due to our revaluation of existing unrecognized tax benefits in the second quarter of 2016.
Liquidity and Capital Resources
Funding and Liquidity
We seek to maintain stable, diversified and cost-effective funding sources and a strong liquidity profile in order to fund our business and repay or refinance our maturing obligations under both normal operating conditions and periods of economic or financial stress. In managing our liquidity risk, we seek to maintain a prudent liability maturity profile and ready access to an ample store of contingent liquidity sources. Our primary funding sources include deposits, sourced directly from consumers or through brokers, public term asset-backed securitizations and other short-term and long-term borrowings. Our contingent liquidity sources include a portion of unencumbered cash and high-quality liquid securities, private term asset-backed securitizations and access to the Federal Reserve’s discount window.

Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts, and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts. At June 30, 2016, we had $34.1 billion of direct-to-consumer deposits and $14.4 billion of brokered and other deposits.
Credit Card Securitization Financing
We use the securitization of credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"), through which we issue DCENT DiscoverSeries notes both publicly and through private transactions. From time to time, we may add credit card receivables to these trusts to create sufficient funding capacity for future securitizations while managing seller’s interest. We retain significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of June 30, 2016, the DiscoverSeries three-month rolling average excess spread was 13.71%.
We may elect to add receivables to the restricted pool of receivables subject to certain requirements. As of the end of second quarter 2016, accounts were selected and associated credit card loan receivables in the amount of $3.6 billion were added to those restricted for securitization investors to increase the excess seller's interest. The addition increases the capacity to issue notes to investors, including draws on commitments through privately placed securitizations, and will result in a decrease in receivables pledged at the Federal Reserve discount window. We satisfied all requirements in order to complete the account addition. For additional information regarding the seller's interest requirement, see Note 5: Credit Card and Student Loan Securitization Activities to our condensed consolidated financial statements.
At June 30, 2016, we had $15.7 billion of outstanding public asset-backed securities and $5.2 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At June 30, 2016	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$15,671	$3,748	$9,271	$2,652	$—

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
Other Long-Term Borrowings—Student Loans
At June 30, 2016, we had $1.0 billion of remaining principal balance outstanding on securitized debt assumed as part of the acquisition of Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings - Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At June 30, 2016	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2017-2025	$2,300
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2016-2028	$115
Discover Bank fixed-rate senior bank notes, maturing 2018-2026	$5,150
Discover Bank fixed-rate subordinated bank notes, maturing 2019-2020	$700

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the Federal Funds market or the repurchase (“repo”) market through repurchase agreements. Federal Funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At June 30, 2016 and December 31, 2015, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed undrawn borrowing capacity through privately placed asset-backed securitizations. At June 30, 2016, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity for potential contingency funding needs, based upon our liquidity stress testing results. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates and renewing them approximately one year prior to their scheduled maturity dates.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of June 30, 2016, Discover Bank had $24.8 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingency funding.
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
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at June 30, 2016. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank's credit ratings were reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of June 30, 2016, would have been approximately $64 million.
A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. Our credit ratings are summarized in the following table:

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
At June 30, 2016, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government housing agencies, and residential mortgage-backed securities issued by U.S. government housing agencies. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our Statement of Financial Condition as well as operational requirements and market conditions.
At June 30, 2016, our liquidity portfolio and undrawn credit facilities were $44.2 billion, which was $1.5 billion higher than the balance at December 31, 2015. During the three and six months ended June 30, 2016, the average balance of our liquidity portfolio was $13.8 billion.

	June 30, 2016	December 31, 2015
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$11,212	$9,121
Investment securities(2)	2,243	2,956
Total liquidity portfolio	13,455	12,077
Private asset-backed securitizations(3)	6,000	6,750
Primary liquidity sources	19,455	18,827
Federal Reserve discount window(3)	24,777	23,932
Total liquidity portfolio and undrawn credit facilities	$44,232	$42,759

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $70 million and $7 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of June 30, 2016 and December 31, 2015, respectively.

(3)	See "— Additional Funding Sources" for additional information.
Bank Holding Company Liquidity
The primary uses of funds at the unconsolidated DFS level include debt service obligations (interest payments and return of principal) and capital management activities, which include dividends on capital instruments and the periodic repurchase of shares of our common stock. Our primary sources of funds at the bank holding company level include the proceeds from the issuance of unsecured debt and preferred stock in the capital markets, as well as dividends from our subsidiaries, particularly Discover Bank. Under periods of idiosyncratic or systemic stress, the bank holding company could lose or experience impaired access to the capital markets. In addition, our regulators have the discretion to restrict dividend payments from Discover Bank to the bank holding company.
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred dividend payments and debt service obligations using existing cash resources. At June 30, 2016, Discover Financial Services had sufficient cash resources to fund the dividend and debt service payments for more than 18 months.
We structure our debt maturity schedule to minimize the amount of debt maturing at the bank holding company within a short period of time. See Note 7: Long-Term Borrowings to our condensed consolidated financial statements for further information regarding our debt. Our ALCO and board of directors regularly review our compliance with our liquidity limits as a bank holding company, which are established in accordance with the liquidity risk appetite articulated by our board.
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
Under regulatory capital requirements adopted by the Federal Reserve and the FDIC, Discover Financial Services, along with Discover Bank, must maintain minimum levels of capital. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial position and results. We must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidance and regulations. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Current or future legislative or regulatory initiatives may require us to hold more capital in the future.
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
The Basel III rules also introduce a new capital conservation buffer on top of the minimum risk-weighted asset ratios. The buffer is designed to absorb losses during periods of economic stress. The calculation of the buffer started to phase in beginning on January 1, 2016 at the rate of 0.625% and will increase by 0.625% on each subsequent January 1 until it reaches the maximum 2.5% on January 1, 2019. When the capital conservation buffer is fully phased-in on January 1, 2019, this will effectively result in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5% and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a capital ratio below the required amount will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
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
At June 30, 2016, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
As discussed in Note 11: Capital Adequacy to our condensed consolidated financial statements, we are subject to a CET1 capital ratio requirement under the Basel III rules. We believe that providing an estimate of capital position based on the Basel III fully phased-in rules is important to complement the existing capital ratios and for comparability to other financial institutions. In addition, we disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of June 30, 2016, the CET1 capital ratio calculated under Basel III fully phased-in rules and tangible common equity are not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, they are considered to be non-GAAP financial measures. Other financial services companies may also disclose this ratio and metric and definitions may vary, so we advise users of this information to exercise caution in comparing this ratio and metric for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to tangible common equity (dollars in millions):

	June 30, 2016	December 31, 2015
Total common stockholders’ equity	$10,837	$10,715
Less: Goodwill	(255)	(255)
Less: Intangible assets, net	(167)	(168)
Tangible common equity	$10,415	$10,292

The following table provides a reconciliation of CET1 capital calculated under Basel III transition rules (a U.S. GAAP financial measure) to CET1 capital calculated and risk-weighted assets under fully phased-in Basel III rules (dollars in millions):

June 30, 2016
Common equity Tier 1 capital (Basel III transition)	$10,677
Adjustments related to capital components during transition(1)	(53)
Common equity Tier 1 capital (Basel III fully phased-in)	$10,624

Risk-weighted assets (Basel III fully phased-in)(2)	$74,824
Common equity Tier 1 capital ratio (Basel III fully phased-in)	14.2%

(1)	Adjustments related to capital components for fully phased-in Basel III include the phase-in of the intangible asset exclusion.

(2)	Key differences under fully phased-in Basel III rules in the calculation of risk-weighted assets include higher risk weighting for past-due loans and unfunded commitments.
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over a nine quarter planning horizon. In April 2016, we submitted our annual capital plan to the Federal Reserve under the Federal Reserve’s CCAR program, which included planned dividends and share repurchases over the nine quarter planning horizon. In June 2016, we received non-objection from the Federal Reserve with respect to our proposed capital actions through June 30, 2017. Our ability to make capital distributions, including our ability to pay dividends on or repurchase shares of our common stock, will continue to be subject to the Federal Reserve’s review and non-objection of the actions that we propose each year in our annual capital plan.
Also in June 2016, the Federal Reserve published the results of its annual supervisory stress tests for bank holding companies with $50 billion or more in total consolidated assets, including Discover Financial Services. At that same time, we published company-run stress test results for Discover Financial Services and Discover Bank. Discover Financial Services is required to publish company-run stress tests results twice each year in accordance with Federal Reserve rules and Discover

Bank is required to publish bank-run stress test results under FDIC rules. We published our mid-year stress test results for last year in July 2015. Mid-year stress tests for 2016 must be conducted by September 30, 2016, with results published during the period between October 5, 2016 and November 4, 2016.
We recently declared a quarterly cash dividend on our common stock of $0.30 per share, payable on August 18, 2016 to holders of record on August 4, 2016, which is an increase from $0.28 per share paid in each of the last four quarters. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on August 30, 2016, to holders of record on August 15, 2016, which was the same as the amount paid on our preferred stock in the prior quarter.
On July 14, 2016, our board of directors approved a share repurchase program authorizing the repurchase of up to $2.5 billion of our outstanding shares of common stock. The program expires on October 31, 2017 and may be terminated at any time. This program replaced the prior $2.2 billion program, which had $158 million of remaining authorization. During the three months ended June 30, 2016, we repurchased approximately 8 million shares, or 2%, of our outstanding common stock for $425 million. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at June 30, 2016, which include deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $78.9 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2015 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments.”
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At June 30, 2016, our unused commitments were approximately $185.4 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may restrict our ability to increase the rates that we charge to customers for new loans. At June 30, 2016, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at June 30, 2016, we estimate that net interest income over the following 12-month period would increase by approximately $230 million, or 3%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2015, we estimated that net interest income over the following 12-month period would increase by approximately $217 million, or 3%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their historical minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further assuming U.S. market interest rates continue to remain above zero percent. Sustained negative interest rates for an economy the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that U.S market interest rates could fall below zero percent, this has not historically occurred in the United States. Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior, and the overall growth and composition of the balance sheet. These assumptions are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented above. Our actual earnings are dependent on multiple factors including, but not limited to, the direction and timing of changes in interest rates the movement of short-term versus long-term rates, balance sheet design, competitor actions, which may affect pricing decisions in our loans and deposits, and strategic actions undertaken by management.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
April 1 - 30, 2016
Repurchase program(1)	2,475,127	$52.22	2,475,127	$453,584,864
Employee transactions(2)	455	$52.31	N/A	N/A
May 1 - 31, 2016
Repurchase program(1)	2,712,886	$55.37	2,712,886	$303,378,719
Employee transactions(2)	4,153	$55.90	N/A	N/A
June 1 - 30, 2016
Repurchase program(1)	2,647,045	$54.95	2,647,045	$157,922,537
Employee transactions(2)	360	$56.96	N/A	N/A

Total
Repurchase program(1)	7,835,058	$54.23	7,835,058	$157,922,537
Employee transactions(2)	4,968	$55.65	N/A	N/A

(1)
On July 14, 2016, our board of directors approved a share repurchase program authorizing the purchase of up to $2.5 billion of our outstanding shares of common stock. This share repurchase program expires on October 31, 2017 and may be terminated at any time.

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
Date: August 2, 2016

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