Form 10-Q
period 2016-09-30
Discover Financial Services
filed 2016-10-27
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 21, 2016, there were 394,398,659 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016
Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	September 30, 2016	December 31, 2015
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$12,076	$9,572
Restricted cash	947	99
Other short-term investments	850	—
Investment securities (includes $1,697 and $2,963 at fair value at September 30, 2016 and December 31, 2015, respectively)	1,855	3,084
Loan receivables
Loan receivables	73,551	72,385
Allowance for loan losses	(2,024)	(1,869)
Net loan receivables	71,527	70,516
Premises and equipment, net	722	693
Goodwill	255	255
Intangible assets, net	166	168
Other assets	2,143	2,412
Total assets	$90,541	$86,799
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing deposit accounts	$48,785	$47,094
Non-interest bearing deposit accounts	460	437
Total deposits	49,245	47,531
Long-term borrowings	26,830	24,650
Accrued expenses and other liabilities	3,119	3,343
Total liabilities	79,194	75,524
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 562,391,470 and 560,679,352 shares issued at September 30, 2016 and December 31, 2015, respectively	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued and outstanding and aggregate liquidation preference of $575 at September 30, 2016 and December 31, 2015	560	560
Additional paid-in capital	3,946	3,885
Retained earnings	14,696	13,250
Accumulated other comprehensive loss	(165)	(160)
Treasury stock, at cost; 165,954,687 and 139,000,423 shares at September 30, 2016 and December 31, 2015, respectively	(7,695)	(6,265)
Total stockholders’ equity	11,347	11,275
Total liabilities and stockholders’ equity	$90,541	$86,799

Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of December 31, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation for additional information.
The table below presents the carrying amounts of certain assets and liabilities of Discover Financial Services’ consolidated variable interest entities ("VIEs"), which are included in the condensed consolidated statements of financial condition above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third-party liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts for which creditors have recourse to the general credit of Discover Financial Services.

	September 30, 2016	December 31, 2015
	(unaudited) (dollars in millions)
Assets
Restricted cash	$947	$99
Loan receivables	$31,837	$30,551
Allowance for loan losses allocated to securitized loan receivables	$(904)	$(811)
Other assets	$5	$5
Liabilities
Long-term borrowings	$17,780	$16,735
Accrued expenses and other liabilities	$14	$12

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$1,812	$1,676	$5,279	$4,902
Other loans	347	314	1,004	926
Investment securities	9	11	30	36
Other interest income	16	7	45	20
Total interest income	2,184	2,008	6,358	5,884
Interest expense
Deposits	178	157	506	464
Short-term borrowings	—	—	—	1
Long-term borrowings	181	166	526	469
Total interest expense	359	323	1,032	934
Net interest income	1,825	1,685	5,326	4,950
Provision for loan losses	445	332	1,281	1,028
Net interest income after provision for loan losses	1,380	1,353	4,045	3,922
Other income
Discount and interchange revenue, net	263	288	801	854
Protection products revenue	60	62	180	201
Loan fee income	91	87	250	248
Transaction processing revenue	40	39	115	121
Gain on investments	—	—	—	8
Gain on origination and sale of mortgage loans	—	2	—	68
Other income	22	25	69	84
Total other income	476	503	1,415	1,584
Other expense
Employee compensation and benefits	342	337	1,027	994
Marketing and business development	195	168	555	549
Information processing and communications	81	84	258	262
Professional fees	143	160	453	440
Premises and equipment	25	24	72	71
Other expense	109	109	322	366
Total other expense	895	882	2,687	2,682
Income before income tax expense	961	974	2,773	2,824
Income tax expense	322	362	943	1,027
Net income	$639	$612	$1,830	$1,797
Net income allocated to common stockholders	$625	$599	$1,789	$1,758
Basic earnings per common share	$1.56	$1.38	$4.37	$3.99
Diluted earnings per common share	$1.56	$1.38	$4.36	$3.98
Dividends declared per common share	$0.30	$0.28	$0.88	$0.80

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited) (dollars in millions)
Net income	$639	$612	$1,830	$1,797
Other comprehensive income (loss), net of taxes
Unrealized (loss) gain on available-for-sale investment securities, net of tax	(4)	3	14	(7)
Unrealized gain (loss) on cash flow hedges, net of tax	13	(22)	(19)	(34)
Foreign currency translation adjustments, net of tax	—	(1)	—	(1)
Other comprehensive income (loss)	9	(20)	(5)	(42)
Comprehensive income	$648	$592	$1,825	$1,755

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2014	575	$560	558,194	$5	$3,790	$11,467	$(138)	$(4,550)	$11,134
Net income	—	—	—	—	—	1,797	—	—	1,797
Other comprehensive loss	—	—	—	—	—	—	(42)	—	(42)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,280)	(1,280)
Common stock issued under employee benefit plans	—	—	61	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	2,382	—	75	—	—	—	75
Dividends — common stock	—	—	—	—	—	(356)	—	—	(356)
Dividends — preferred stock	—	—	—	—	—	(28)	—	—	(28)
Balance at September 30, 2015	575	$560	560,637	$5	$3,868	$12,880	$(180)	$(5,830)	$11,303

Balance at December 31, 2015	575	$560	560,679	$5	$3,885	$13,250	$(160)	$(6,265)	$11,275
Net income	—	—	—	—	—	1,830	—	—	1,830
Other comprehensive loss	—	—	—	—	—	—	(5)	—	(5)
Purchases of treasury stock	—	—	—	—		—	—	(1,430)	(1,430)
Common stock issued under employee benefit plans	—	—	66	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	1,646	—	58	—	—	—	58
Dividends — common stock	—	—	—	—	—	(356)	—	—	(356)
Dividends — preferred stock	—	—	—	—	—	(28)	—	—	(28)
Balance at September 30, 2016	575	$560	562,391	$5	$3,946	$14,696	$(165)	$(7,695)	$11,347

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2016	2015
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$1,830	$1,797
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,281	1,028
Depreciation and amortization	262	291
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(298)	(329)
Net loss (gain) on origination and sale of loans, investments and other assets	40	(39)
Proceeds from sale of mortgage loans originated for sale	—	2,713
Net principal disbursed on mortgage loans originated for sale	—	(2,519)
Other, net	119	18
Changes in assets and liabilities:
Decrease (increase) in other assets	104	(145)
Decrease in accrued expenses and other liabilities	(205)	(5)
Net cash provided by operating activities	3,133	2,810

Cash flows from investing activities
Maturities of other short-term investments	200	—
Purchases of other short-term investments	(1,050)	—
Maturities and sales of available-for-sale investment securities	1,279	1,330
Maturities of held-to-maturity investment securities	17	13
Purchases of held-to-maturity investment securities	(56)	(36)
Net principal disbursed on loans originated for investment	(1,990)	(953)
Purchases of other investments	(23)	(32)
(Increase) decrease in restricted cash	(848)	8
Proceeds from sale of premises and equipment	—	1
Purchases of premises and equipment	(132)	(119)
Net cash (used for) provided by investing activities	(2,603)	212

Cash flows from financing activities
Net decrease in short-term borrowings	—	(113)
Proceeds from issuance of securitized debt	3,026	1,750
Maturities and repayment of securitized debt	(2,043)	(3,303)
Proceeds from issuance of other long-term borrowings	1,100	2,759
Proceeds from issuance of common stock	5	3
Purchases of treasury stock	(1,430)	(1,280)
Net increase in deposits	1,702	513
Dividends paid on common and preferred stock	(386)	(385)
Net cash provided by (used for) financing activities	1,974	(56)
Net increase in cash and cash equivalents	2,504	2,966
Cash and cash equivalents, at beginning of period	9,572	7,284
Cash and cash equivalents, at end of period	$12,076	$10,250

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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
The ASU will become effective for the Company on January 1, 2020, with early adoption permitted no sooner than January 1, 2019. Upon adoption, a cumulative effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective in an amount necessary to adjust the allowance for loan losses to equal the current estimate of expected losses on financial assets held at that date. Additionally, upon adoption, the carrying value of PCD loans will be increased through an offsetting addition to the allowance for loan losses for the amount of expected credit losses on those loans, to be evaluated and adjusted on a periodic basis, and any non-credit premium or discount will be amortized or accreted to interest income from that point forward over the remaining life of PCD loans. Management is evaluating the ASU, and it could have a potentially significant impact on how the Company records and reports its financial condition and results of operations, and on regulatory capital.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes existing revenue recognition requirements in Topic 605, Revenue Recognition, including an assortment of transaction-specific and industry-specific rules. This ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore the Company’s net interest income should not be affected. The Company’s revenue from discount and interchange, protection products, transaction processing and certain fees are within the scope of these rules. Throughout 2015, management followed the discussions of the FASB and evaluated the conclusions published by its Transition Resource Group ("TRG"), specifically those pertaining to how the new revenue recognition rules should be interpreted for credit card arrangements, loyalty programs, and transaction processing arrangements. Those discussions support the conclusion that timing and measurement of fee revenues associated with the Company’s credit card arrangements and costs associated with the Company’s credit card reward programs will not be impacted by the new rules. The FASB TRG discussions and guidance also support the conclusion that the timing and measurement of revenue associated with the Company’s transaction processing services, including discount and interchange and other transaction processing fees, will remain substantially unchanged under the new accounting model. This conclusion covers the vast majority of the Company’s revenue that is within the scope of the new standard. While management continues to evaluate the remaining in-scope revenue items to determine what, if any, impact the rules will have on their accounting and reporting, no substantive impacts are expected. The new revenue recognition model will become effective for the Company on January 1, 2018. Upon adoption in 2018, the Company will record an adjustment, if needed, to retained earnings as of the beginning of the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2018, without restating prior periods presented. Because little if any change in timing or measurement of the Company’s revenue is expected to occur under the new standard, management does not expect to present any restated prior period amounts when the standard becomes effective in 2018.

2.	Business Dispositions
On June 16, 2015, the Company announced the closing of the mortgage origination business it acquired in 2012, which was part of its Direct Banking segment. The disposition represented the exiting of an ancillary business and did not have a major impact on the Company’s operations.

3.	Investments
The Company’s other short-term investments and investment securities consist of the following (dollars in millions):

	September 30, 2016	December 31, 2015
Certificates of deposit(1)	$850	$—
Total other short-term investments	$850	$—

U.S. Treasury securities(2)	$678	$1,273
U.S. government agency securities	—	494
States and political subdivisions of states	2	7
Residential mortgage-backed securities - Agency(3)	1,175	1,310
Total investment securities	$1,855	$3,084

(1)	Includes certificates of deposit with maturity dates greater than 90 days but less than one year at the time of acquisition.

(2)	Includes $86 million and $7 million of U.S. Treasury securities pledged as swap collateral in lieu of cash as of September 30, 2016 and December 31, 2015, respectively.

(3)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2016
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$676	$2	$—	$678
Residential mortgage-backed securities - Agency	998	21	—	1,019
Total available-for-sale investment securities	$1,674	$23	$—	$1,697
Held-to-Maturity Investment Securities(2)
States and political subdivisions of states	$2	$—	$—	$2
Residential mortgage-backed securities - Agency(3)	156	4	—	160
Total held-to-maturity investment securities	$158	$4	$—	$162

At December 31, 2015
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$1,277	$1	$(6)	$1,272
U.S. government agency securities	492	2	—	494
Residential mortgage-backed securities - Agency	1,195	6	(4)	1,197
Total available-for-sale investment securities	$2,964	$9	$(10)	$2,963
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(4)	$1	$—	$—	$1
States and political subdivisions of states	7	—	—	7
Residential mortgage-backed securities - Agency(3)	113	1	—	114
Total held-to-maturity investment securities	$121	$1	$—	$122

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

(4)
At December 31, 2015, amount represents securities pledged as collateral to a government-related merchant for which transaction settlement occurs beyond the normal 24-hour period. Beginning in the third quarter of 2016, collateral is no longer required.

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

Aggregate gross unrealized losses were not material as of September 30, 2016. There were no losses related to other-than-temporary impairments during the three and nine months ended September 30, 2016 and 2015.
The following table provides information about proceeds from sales, recognized gains and losses and net unrealized gains and losses on available-for-sale securities (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from the sales of available-for-sale investment securities	$—	$—	$—	$899
Gain on sales of available-for-sale investment securities	$—	$—	$—	$8
Net unrealized (loss) gain recorded in other comprehensive income, before-tax	$(6)	$4	$23	$(12)
Net unrealized (loss) gain recorded in other comprehensive income, after-tax	$(4)	$3	$14	$(7)

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the table below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At September 30, 2016
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$—	$676	$—	$—	$676
Residential mortgage-backed securities - Agency	—	—	309	689	998
Total available-for-sale investment securities	$—	$676	$309	$689	$1,674
Held-to-Maturity Investment Securities—Amortized Cost
State and political subdivisions of states	$—	$—	$—	$2	$2
Residential mortgage-backed securities - Agency	—	—	—	156	156
Total held-to-maturity investment securities	$—	$—	$—	$158	$158
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$—	$678	$—	$—	$678
Residential mortgage-backed securities - Agency	—	—	315	704	1,019
Total available-for-sale investment securities	$—	$678	$315	$704	$1,697
Held-to-Maturity Investment Securities—Fair Values
State and political subdivisions of states	$—	$—	$—	$2	$2
Residential mortgage-backed securities - Agency	—	—	—	160	160
Total held-to-maturity investment securities	$—	$—	$—	$162	$162

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statements of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of September 30, 2016 and December 31, 2015, the Company had outstanding investments in these entities of $298 million and $328 million, respectively, and related contingent liabilities of $45 million and $57 million, respectively. Of the above outstanding equity investments, the Company had $233 million and $238 million, respectively, of investments related to affordable housing projects, which had $45 million and $57 million related contingent liabilities as of September 30, 2016 and December 31, 2015, respectively.

4.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI loans.
The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	September 30, 2016	December 31, 2015
Loan receivables
Credit card loans(1)	$58,006	$57,896
Other loans
Personal loans	6,273	5,490
Private student loans	6,287	5,647
Other	277	236
Total other loans	12,837	11,373
Purchased credit-impaired loans(2)	2,708	3,116
Total loan receivables	73,551	72,385
Allowance for loan losses	(2,024)	(1,869)
Net loan receivables	$71,527	$70,516

(1)
Amounts include $22.2 billion and $21.6 billion underlying investors’ interest in trust debt at September 30, 2016 and December 31, 2015, respectively, and $8.2 billion and $7.2 billion in seller's interest at September 30, 2016 and December 31, 2015, respectively. The increase in the seller's interest from December 31, 2015 to September 30, 2016 is due in part to the addition of randomly-selected accounts to the credit card loan receivables restricted for securitization investors in order to increase excess seller's interest and related securitization capacity. See Note 5: Credit Card and Student Loan Securitization Activities for further information.

(2)
Amounts include $1.5 billion and $1.7 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at September 30, 2016 and December 31, 2015, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for additional information.

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
Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At September 30, 2016
Credit card loans(2)	$586	$500	$1,086	$452	$181
Other loans
Personal loans(3)	46	16	62	15	8
Private student loans (excluding PCI)(4)	89	28	117	28	—
Other	3	1	4	—	21
Total other loans (excluding PCI)	138	45	183	43	29
Total loan receivables (excluding PCI)	$724	$545	$1,269	$495	$210

At December 31, 2015
Credit card loans(2)	$505	$490	$995	$422	$198
Other loans
Personal loans(3)	34	15	49	13	6
Private student loans (excluding PCI)(4)	84	24	108	25	—
Other	—	1	1	—	20
Total other loans (excluding PCI)	118	40	158	38	26
Total loan receivables (excluding PCI)	$623	$530	$1,153	$460	$224

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $8 million for both the three months ended September 30, 2016 and 2015, and $23 million and $21 million for the nine months ended September 30, 2016 and 2015, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)
Credit card loans that are 90 or more days delinquent and accruing interest include $47 million and $42 million of loans accounted for as troubled debt restructurings at September 30, 2016 and December 31, 2015, respectively.

(3)
Personal loans that are 90 or more days delinquent and accruing interest include $2 million and $4 million of loans accounted for as troubled debt restructurings at September 30, 2016 and December 31, 2015, respectively.

(4)	Private student loans that are 90 or more days delinquent and accruing interest include $3 million of loans accounted for as troubled debt restructurings at September 30, 2016 and December 31, 2015.

Information related to the net charge-offs in the Company's loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended September 30,
	2016		2015
	Net Charge-off Dollars	Net Charge-off Rate(1)	Net Charge-off Dollars	Net Charge-off Rate(1)
Credit card loans	$314	2.17%	$285	2.04%
Other loans
Personal loans	41	2.63%	26	1.99%
Private student loans (excluding PCI)	15	1.02%	13	0.94%
Total other loans	56	1.79%	39	1.44%
Net charge-offs (excluding PCI)	$370	2.10%	$324	1.94%
Net charge-offs (including PCI)	$370	2.02%	$324	1.85%

	For the Nine Months Ended September 30,
	2016		2015
	Net Charge-off Dollars	Net Charge-off Rate(1)	Net Charge-off Dollars	Net Charge-off Rate(1)
Credit card loans	$974	2.30%	$911	2.24%
Other loans
Personal loans	108	2.49%	81	2.10%
Private student loans (excluding PCI)	44	0.99%	39	0.99%
Total other loans	152	1.69%	120	1.51%
Net charge-offs (excluding PCI)	$1,126	2.19%	$1,031	2.12%
Net charge-offs (including PCI)	$1,126	2.10%	$1,031	2.01%

(1)	Net charge-off rate represents net charge-off dollars (annualized) divided by average loans for the reporting period.
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
At September 30, 2016
Credit card loans	82%	18%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

At December 31, 2015
Credit card loans	83%	17%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At September 30, 2016 and December 31, 2015, there were $23 million and $31 million, respectively, of private student loans, including PCI, in forbearance, representing 0.4% and 0.5%, respectively, of total student loans in repayment and forbearance.
Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Three Months Ended September 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,603	$176	$151	$19	$1,949
Additions
Provision for loan losses	372	51	21	1	445
Deductions
Charge-offs	(425)	(46)	(17)	—	(488)
Recoveries	111	5	2	—	118
Net charge-offs	(314)	(41)	(15)	—	(370)
Balance at end of period	$1,661	$186	$157	$20	$2,024

	For the Three Months Ended September 30, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,441	$131	$143	$20	$1,735
Additions
Provision for loan losses	303	30	—	(1)	332
Deductions
Charge-offs	(394)	(31)	(15)	—	(440)
Recoveries	109	5	2	—	116
Net charge-offs	(285)	(26)	(13)	—	(324)
Balance at end of period	$1,459	$135	$130	$19	$1,743

	For the Nine Months Ended September 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	1,081	139	58	3	1,281
Deductions
Charge-offs	(1,312)	(123)	(51)	—	(1,486)
Recoveries	338	15	7	—	360
Net charge-offs	(974)	(108)	(44)	—	(1,126)
Balance at end of period	$1,661	$186	$157	$20	$2,024

	For the Nine Months Ended September 30, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	896	96	34	2	1,028
Deductions
Charge-offs	(1,245)	(93)	(45)	—	(1,383)
Recoveries	334	12	6	—	352
Net charge-offs	(911)	(81)	(39)	—	(1,031)
Balance at end of period	$1,459	$135	$130	$19	$1,743

(1)	Includes both PCI and non-PCI private student loans.

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$65	$65	$201	$210
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$15	$16	$49	$53

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(1)	Other Loans	Total
At September 30, 2016
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,502	$169	$103	$3	$1,777
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	159	17	18	17	211
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	36	—	36
Total allowance for loan losses	$1,661	$186	$157	$20	$2,024
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$56,960	$6,197	$6,216	$219	$69,592
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,046	76	71	58	1,251
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	2,708	—	2,708
Total recorded investment	$58,006	$6,273	$8,995	$277	$73,551

At December 31, 2015
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,394	$140	$92	$1	$1,627
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	160	15	15	16	206
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	36	—	36
Total allowance for loan losses	$1,554	$155	$143	$17	$1,869
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$56,877	$5,422	$5,599	$179	$68,077
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,019	68	48	57	1,192
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	3,116	—	3,116
Total recorded investment	$57,896	$5,490	$8,763	$236	$72,385

(1)	Includes both PCI and non-PCI private student loans.

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

(3)
The unpaid principal balance of credit card loans was $899 million and $869 million at September 30, 2016 and December 31, 2015, respectively. The unpaid principal balance of personal loans was $75 million and $67 million at September 30, 2016 and December 31, 2015, respectively. The unpaid principal balance of student loans was $69 million and $47 million at September 30, 2016 and December 31, 2015, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

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
To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance or programs that include payment deferral, reduction, or extended terms. With the seasoning of the student loan portfolio, a greater amount of borrower performance data has become available to enable the Company to analyze borrower characteristics that aid in the determination of whether or not loans entering a payment assistance program should be accounted for as troubled debt restructurings. Through this analysis management concluded that a modified loan typically meets the definition of a troubled debt restructuring based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower, whereas previously only a second forbearance when the borrower was 30 days or greater delinquent was considered a troubled debt restructuring. As a result of these analyses, updates were implemented in July 2016 that modestly increased the student loan balances being accounted for as troubled debt restructurings, although it did not lead to significant changes in the balance of the overall allowance for loan loss.
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

Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended September 30, 2016
Credit card loans
Modified credit card loans(3)	$282	$13	$—
Internal programs	$473	$4	$15
External programs	$275	$6	$3
Personal loans	$74	$2	$1
Private student loans	$63	$1	$—

For the Three Months Ended September 30, 2015
Credit card loans
Modified credit card loans(3)	$263	$12	$—
Internal programs	$446	$3	$16
External programs	$300	$5	$2
Personal loans	$63	$2	$1
Private student loans	$44	$—	N/A

For the Nine Months Ended September 30, 2016
Credit card loans
Modified credit card loans(3)	$277	$38	$2
Internal programs	$467	$11	$47
External programs	$279	$16	$8
Personal loans	$71	$6	$2
Private student loans	$57	$3	$—

For the Nine Months Ended September 30, 2015
Credit card loans
Modified credit card loans(3)	$258	$35	$2
Internal programs	$449	$9	$46
External programs	$311	$17	$8
Personal loans	$60	$5	$2
Private student loans	$42	$2	N/A

(1)
The Company does not separately track interest income on loans in modification programs. Amounts shown are estimated by applying an average interest rate to the average loans in the various modification programs.

(2)
The Company does not separately track the amount of additional gross interest income that would have been recorded if the loans in modification programs had not been restructured and interest had instead been recorded in accordance with the original terms. Amounts shown are estimated by applying the difference between the average interest rate earned on non-impaired loans and the average interest rate earned on loans in the modification programs to the average loans in the modification programs.

(3)
This balance is considered impaired, but is excluded from the internal and external program amounts reflected in this table. Represents credit card loans that were modified in troubled debt restructurings, but are no longer enrolled in troubled debt restructuring program due to noncompliance with the terms of the modification or successful completion of a program.

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three and nine months ended September 30, 2016 and 2015, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended September 30, 2016 and 2015, the Company forgave approximately $8 million and $11 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program. During the nine months ended September 30, 2016 and 2015, the Company forgave approximately $25 million and $33 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.

The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended September 30,
	2016		2015
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans
Internal programs	17,388	$106	12,701	$80
External programs	8,339	$43	7,818	$39
Personal loans	1,221	$14	1,107	$13
Private student loans	1,057	$19	307	$4

	For the Nine Months Ended September 30,
	2016		2015
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans
Internal programs	45,003	$283	37,933	$244
External programs	22,788	$119	22,731	$115
Personal loans	3,309	$38	3,082	$37
Private student loans	1,798	$31	1,067	$15

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended September 30,
	2016		2015
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans
Internal programs(1)(2)	4,602	$28	2,466	$15
External programs(1)(2)	2,195	$8	1,833	$7
Personal loans(2)	277	$3	160	$2
Private student loans(3)	197	$3	243	$4

	For the Nine Months Ended September 30,
	2016		2015
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans
Internal programs(1)(2)	10,417	$63	8,665	$53
External programs(1)(2)	5,460	$21	5,067	$20
Personal loans(2)	711	$8	445	$5
Private student loans(3)	571	$9	827	$12

(1)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked in most cases.

(2)
For credit card loans and personal loans, a customer defaults from a modification program after two consecutive missed payments. The outstanding balance upon default is generally the loan balance at the end of the month prior to default.

(3)	For student loans, defaults have been defined as loans that are 60 or more days delinquent. The outstanding balance upon default is generally the loan balance at the end of the month prior to default.
Of the account balances that defaulted as shown above for the three months ended September 30, 2016 and 2015, approximately 39% and 36%, respectively, of the total balances were charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the nine months ended September 30, 2016 and 2015, approximately 37% and 41%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at September 30, 2016 and December 31, 2015. Total PCI student loans had an outstanding balance of $2.9 billion and $3.3 billion, including accrued interest, and a related carrying amount of $2.7 billion and $3.1 billion as of September 30, 2016 and December 31, 2015, respectively.

The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$888	$1,124	$965	$1,341
Accretion into interest income	(46)	(53)	(142)	(169)
Other changes in expected cash flows	—	(68)	19	(169)
Balance at end of period	$842	$1,003	$842	$1,003

Periodically, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the three and nine months ended September 30, 2016 and 2015. The allowance for PCI loan losses at September 30, 2016 and December 31, 2015 was $36 million. For the three months ended September 30, 2016, there were no changes in cash flow assumptions. For the nine months ended September 30, 2016, the increase in the rates on variable loans during the first half of 2016 was primarily responsible for an increase in accretable yield. For the three and nine months ended September 30, 2015, the changes in expected cash flow assumptions resulted in a decrease in accretable yield primarily related to an increase in the borrower prepayment assumptions on certain pools as well as an increase in actual prepayments. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At September 30, 2016, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.77% and 0.86%, respectively. At December 31, 2015, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.53% and 0.88%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.45% and 0.53% for the three months ended September 30, 2016 and 2015, respectively, and 0.45% and 0.47% for the nine months ended September 30, 2016 and 2015, respectively.

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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	September 30, 2016	December 31, 2015
Restricted cash	$873	$19

Investors’ interests held by third-party investors	16,875	15,625
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,305	6,017
Seller’s interest	8,200	7,231
Loan receivables(1)	30,380	28,873
Allowance for loan losses allocated to securitized loan receivables(1)	(876)	(783)
Net loan receivables	29,504	28,090
Other(2)	5	5
Carrying value of assets of consolidated variable interest entities	$30,382	$28,114

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
Through its wholly-owned indirect subsidiary, Discover Funding LLC, the Company is required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those interests held by the Company). If the level of receivables in the trust was to fall below the required minimum, the Company would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller's interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. The Company retains significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT. The Company may elect to add receivables to the restricted pool of receivables subject to certain requirements. The Company also has the right to remove a random selection of accounts, which would serve to decrease the amount of credit card loan receivables restricted for securitization investors, subject to certain requirements including that the minimum seller's interest is still met. The Company elected to add receivables to the restricted pool of receivables as of the end of second quarter 2016. In third quarter, no accounts were added to or removed from those restricted for securitization investors.

In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of September 30, 2016, no economic or other early amortization events have occurred.
The table below provides information concerning investors’ interests and related excess spread (dollars in millions):

At September 30, 2016	Investors’ Interests(1)	Number of Series Outstanding	3-Month Rolling Average Excess Spread
Discover Card Execution Note Trust (DiscoverSeries notes)	$22,180	38	13.27%

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.
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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	September 30, 2016	December 31, 2015
Restricted cash	$74	$80

Student loan receivables(1)	1,457	1,678
Allowance for loan losses allocated to securitized loan receivables(1)	(28)	(28)
Net student loan receivables	1,429	1,650
Carrying value of assets of consolidated variable interest entities	$1,503	$1,730

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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	September 30, 2016	December 31, 2015
Certificates of deposit in amounts less than $100,000(1)	$18,225	$20,491
Certificates of deposit in amounts $100,000 or greater(2)	5,890	5,228
Savings deposits, including money market deposit accounts	24,670	21,375
Total interest-bearing deposits(1)	$48,785	$47,094

(1)
Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of December 31, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation for additional information.

(2)
Includes $1.4 billion and $1.1 billion in certificates of deposit greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of September 30, 2016 and December 31, 2015, respectively.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

Maturity Period	September 30, 2016
Three months or less	$849
Over three months through six months	803
Over six months through twelve months	1,406
Over twelve months	2,832
Total	$5,890

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	September 30, 2016
2016	$2,485
2017	9,065
2018	4,488
2019	2,324
2020	2,071
Thereafter	3,682
Total	$24,115

7.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	September 30, 2016				December 31, 2015
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)(8)	2016-2021	1.04%-5.65%	1.97%	$10,768	$9,152
Floating-rate asset-backed securities(2)(3)(8)	2016-2019	0.82%-1.06%	0.94%	6,092	6,440
Total Discover Card Master Trust I and Discover Card Execution Note Trust(8)				16,860	15,592

Floating-rate asset-backed securities(4)(5)(6)(7)	2031-2042	0.85%-4.50%	2.34%	920	1,143
Total SLC Private Student Loan Trusts				920	1,143
Total long-term borrowings - owed to securitization investors(8)				17,780	16,735

Discover Financial Services (Parent Company)
Fixed-rate senior notes(1)(8)	2017-2025	3.75%-10.25%	4.74%	2,084	2,066
Fixed-rate retail notes(8)	2016-2028	2.85%-4.40%	3.71%	148	39

Discover Bank
Fixed-rate senior bank notes(1)(8)	2018-2026	2.00%-4.25%	3.21%	6,122	5,115
Fixed-rate subordinated bank notes(8)	2019-2020	7.00%-8.70%	7.49%	696	695
Total long-term borrowings(8)				$26,830	$24,650

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”). Use of these interest rate swaps impacts carrying value of the debt.

(2)
Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 30 to 54 basis points and 3-month LIBOR + 20 basis points as of September 30, 2016.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 15: Derivatives and Hedging Activities for additional information.

(4)
SLC Private Student Loan Trusts floating-rate asset-backed securities include issuances with the following interest rate terms: 3-month LIBOR + 17 to 45 basis points, Prime rate + 75 to 100 basis points and 1-month LIBOR + 350 basis points as of September 30, 2016.

(5)
The Company acquired an interest rate swap related to the securitized debt assumed in the SLC transaction. The swap does not qualify for hedge accounting and has no impact on debt carrying value. See Note 15: Derivatives and Hedging Activities for additional information.

(6)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(7)	Includes $283 million of senior notes maturing in 2031, $543 million of senior and subordinated notes maturing in 2036 and $94 million of senior notes maturing in 2042 as of September 30, 2016.

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

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	September 30, 2016
2016	$1,250
2017	5,099
2018	5,265
2019	6,017
2020	3,096
Thereafter	6,103
Total	$26,830

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of September 30, 2016, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn as of September 30, 2016. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in 2017 and 2018. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in millions):

	Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax	(Loss) Gain on Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax(1)	Pension Plan Loss, Net of Tax	AOCI
For the Three Months Ended September 30, 2016
Balance at June 30, 2016	$18	$(52)	$—	$(140)	$(174)
Net change	(4)	13	—	—	9
Balance at September 30, 2016	$14	$(39)	$—	$(140)	$(165)

For the Three Months Ended September 30, 2015
Balance at June 30, 2015	$13	$(19)	$—	$(154)	$(160)
Net change	3	(22)	(1)	—	(20)
Balance at September 30, 2015	$16	$(41)	$(1)	$(154)	$(180)

For the Nine Months Ended September 30, 2016
Balance at December 31, 2015	$—	$(20)	$—	$(140)	$(160)
Net change	14	(19)	—	—	(5)
Balance at September 30, 2016	$14	$(39)	$—	$(140)	$(165)

For the Nine Months Ended September 30, 2015
Balance at December 31, 2014	$23	$(7)	$—	$(154)	$(138)
Net change	(7)	(34)	(1)	—	(42)
Balance at September 30, 2015	$16	$(41)	$(1)	$(154)	$(180)

(1)	Includes unrealized gains/losses on hedge of net investment in foreign subsidiary, net of tax expense/benefit and net gains/losses on foreign currency translation adjustments.

The table below presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Three Months Ended September 30, 2016
Available-for-Sale Investment Securities
Net unrealized holding loss arising during the period	$(6)	$2	$(4)
Net change	$(6)	$2	$(4)
Cash Flow Hedges
Net unrealized gain arising during the period	$12	$(5)	$7
Amounts reclassified from AOCI	9	(3)	6
Net change	$21	$(8)	$13

For the Three Months Ended September 30, 2015
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$4	$(1)	$3
Net change	$4	$(1)	$3
Cash Flow Hedges
Net unrealized loss arising during the period	$(49)	$19	$(30)
Amounts reclassified from AOCI	12	(4)	8
Net change	$(37)	$15	$(22)
Foreign Currency Translation Adjustments
Net unrealized loss arising during the period	$(1)	$—	$(1)
Net change	$(1)	$—	$(1)

For the Nine Months Ended September 30, 2016
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$23	$(9)	$14
Net change	$23	$(9)	$14
Cash Flow Hedges
Net unrealized loss arising during the period	$(58)	$22	$(36)
Amounts reclassified from AOCI	27	(10)	17
Net change	$(31)	$12	$(19)

For the Nine Months Ended September 30, 2015
Available-for-Sale Investment Securities
Net unrealized holding loss arising during the period	$(4)	$2	$(2)
Amounts reclassified from AOCI	(8)	3	(5)
Net change	$(12)	$5	$(7)
Cash Flow Hedges
Net unrealized loss arising during the period	$(90)	$34	$(56)
Amounts reclassified from AOCI	35	(13)	22
Net change	$(55)	$21	$(34)
Foreign Currency Translation Adjustments
Net unrealized loss arising during the period	$(1)	$—	$(1)
Net change	$(1)	$—	$(1)

9.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Income before income tax expense	$961	$974	$2,773	$2,824
Income tax expense	$322	$362	$943	$1,027
Effective income tax rate	33.5%	37.2%	34.0%	36.4%

Income tax expense decreased $40 million and $84 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The effective tax rates for the three and nine months ended September 30, 2016 of 33.5% and 34.0%, respectively, decreased from 37.2% and 36.4% for the same periods in 2015. The decrease in rates is due to certain tax benefits, the settlement with the United States Congress Joint Committee on Taxation that occurred in the second quarter of 2016 and the resolution of certain federal and state tax matters.
The Company is subject to examination by the Internal Revenue Service ("IRS") and the tax authorities in various state, local and foreign tax jurisdictions. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. The 2008-2010 federal audit is currently under Administrative Appeals and the IRS is currently examining the years 2011-2012. At this time, the potential change in unrecognized tax benefits is not expected to be significant over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.

10.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Net income	$639	$612	$1,830	$1,797
Preferred stock dividends	(9)	(9)	(28)	(28)
Net income available to common stockholders	630	603	1,802	1,769
Income allocated to participating securities	(5)	(4)	(13)	(11)
Net income allocated to common stockholders	$625	$599	$1,789	$1,758
Denominator
Weighted-average shares of common stock outstanding	402	433	410	440
Effect of dilutive common stock equivalents	—	1	—	1
Weighted-average shares of common stock outstanding and common stock equivalents	402	434	410	441
Basic earnings per common share	$1.56	$1.38	$4.37	$3.99
Diluted earnings per common share	$1.56	$1.38	$4.36	$3.98

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three and nine months ended September 30, 2016 and 2015.

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
As of September 30, 2016, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company's or Discover Bank's category. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount(1)	Ratio(1)
September 30, 2016
Total capital (to risk-weighted assets)
Discover Financial Services	$12,450	16.3%	$6,125	≥8.0%	$7,656	≥10.0%
Discover Bank	$12,214	16.1%	$6,063	≥8.0%	$7,579	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,178	14.6%	$4,594	≥6.0%	$4,594	≥6.0%
Discover Bank	$10,335	13.6%	$4,547	≥6.0%	$6,063	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,178	12.6%	$3,561	≥4.0%	N/A	N/A
Discover Bank	$10,335	11.7%	$3,528	≥4.0%	$4,409	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,618	13.9%	$3,445	≥4.5%	N/A	N/A
Discover Bank	$10,335	13.6%	$3,411	≥4.5%	$4,926	≥6.5%

December 31, 2015(2)
Total capital (to risk-weighted assets)
Discover Financial Services	$12,497	16.5%	$6,052	≥8.0%	$7,565	≥10.0%
Discover Bank	$11,905	15.9%	$5,991	≥8.0%	$7,488	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,126	14.7%	$4,539	≥6.0%	$4,539	≥6.0%
Discover Bank	$9,941	13.3%	$4,493	≥6.0%	$5,991	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,126	12.9%	$3,446	≥4.0%	N/A	N/A
Discover Bank	$9,941	11.7%	$3,410	≥4.0%	$4,263	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,566	14.0%	$3,404	≥4.5%	N/A	N/A
Discover Bank	$9,941	13.3%	$3,370	≥4.5%	$4,867	≥6.5%

(1)
The Basel III rules do not establish well-capitalized thresholds for these measures for bank holding companies. Existing well-capitalized thresholds established in the Federal Reserve's Regulation Y have been included where available.

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

12.	Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2028. Future minimum payments on capital leases were not material at September 30, 2016. The following table shows future minimum payments on non-cancelable operating leases with original terms in excess of one year (dollars in millions):

September 30, 2016
2016	$4
2017	14
2018	12
2019	9
2020	8
Thereafter	36
Total minimum lease payments	$83

Unused Commitments to Extend Credit
At September 30, 2016, the Company had unused commitments to extend credit for loans of approximately $190.8 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
Mortgage Loans Representations and Warranties
The Company sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan, even though the Company closed the mortgage origination business. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At

September 30, 2016, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition.
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

September 30, 2016
Diners Club:
Merchant guarantee	$157
PULSE:
ATM guarantee	$1

With regard to the counterparty settlement guarantees discussed above, the Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of September 30, 2016, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and nine months ended September 30, 2016 and 2015.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Aggregate sales transaction volume(1)	$34,210	$33,761	$100,125	$97,058

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of September 30, 2016 or December 31, 2015. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.
 The table below provides information regarding escrow deposits and settlement withholdings, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition, respectively (dollars in millions):

	September 30, 2016	December 31, 2015
Settlement withholdings and escrow deposits	$8	$7

13.	Litigation and Regulatory Matters
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
The Company has historically relied on the arbitration clause in its cardmember agreements, which has in some instances limited the costs of, and the Company’s exposure to litigation, but there can be no assurance that the Company will continue to be successful in enforcing its arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers, and may cause the Company, to discontinue their use. From time to time, the Company is involved in legal actions challenging its arbitration clause. Bills are periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") authorized the Consumer Financial Protection Bureau (the "CFPB") to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. On March 10, 2015, the CFPB released its report to Congress on pre-dispute arbitration as required by the Dodd-Frank Act. On October 7,

2015, the CFPB published a potential rulemaking on arbitration agreements. On May 5, 2016, the CFPB issued its proposed arbitration rule that would (i) effectively ban consumer financial companies from using arbitration clauses to prevent class action cases and (ii) require records of all other arbitrations to be provided to the CFPB for potential publication on its website. The deadline for submitting comments to the proposed rule was August 22, 2016. The timing and provisions of any final rule are uncertain at this time.
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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation and regulatory settlement related expense was not material for the three months ended September 30, 2016 and 2015. Litigation and regulatory settlement related expense was $8 million and $22 million for the nine months ended September 30, 2016 and 2015, respectively.
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
On August 14, 2012, a purported shareholder, James Groen, filed a shareholder derivative action in the U.S. District Court for the Northern District of Illinois (Groen v. Nelms et al.) against the Company’s board of directors, certain current and former officers and directors and the Company as nominal defendant. On August 27, 2012, a second purported shareholder, the Charter Township of Clinton Police and Fire Retirement System, filed a substantially identical shareholder derivative action in the same court against the same parties (Charter Township of Clinton Police and Fire Retirement System v. Nelms et al.). On September 25, 2012, the actions were consolidated, and on February 19, 2013, the plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts claims against the board of directors and certain current and former officers and directors for alleged breach of fiduciary duty, corporate waste and unjust enrichment arising out of the Company’s alleged violations of the law in connection with the marketing and sale of its protection products. The relief sought in the consolidated complaint includes changes to the Company’s corporate governance procedures; unspecified damages, injunctive relief, restitution and disgorgement from the individual defendants; and attorneys’ fees. On April 5, 2013, the defendants filed a motion to dismiss the amended consolidated complaint, and on June 5, 2013, briefing on the motion to dismiss was completed. On March 23, 2015, the Court granted the defendants’ motion to dismiss the amended consolidated shareholder derivative complaint without prejudice, while also allowing the plaintiffs until April 10, 2015 to request permission to file a further amended complaint in order to avoid having the case dismissed with prejudice. On April 6, 2015, the plaintiffs filed a motion requesting reconsideration by the Court of its order dismissing the complaint. In addition, on April 10, 2015, the plaintiffs filed a motion requesting permission to file a further amended complaint. On March 17, 2016, the Court denied both the motion for reconsideration and motion for leave to amend and dismissed the case with prejudice. On April 18, 2016, the plaintiffs filed a notice of appeal to the United States Court of Appeal for the Seventh Circuit (Jeanette Bokhari et al. v Discover Financial Services et al.). On October 6, 2016, plaintiffs moved to dismiss this appeal with each party to bear their own costs, fees and expenses, and the appeal was dismissed by the Seventh Circuit on October 11, 2016.
On September 2, 2014, a purported shareholder, Steamfitters Local 449 Pension Fund, filed a shareholder derivative action in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (Steamfitters Local 449 Pension Fund, derivatively on behalf of Discover Financial Services v. David W. Nelms, et al.) against the Company’s board of directors and certain current and former officers and directors of the Company. The complaint asserts claims for alleged breach of fiduciary duty, corporate waste and unjust enrichment arising out of the Company’s alleged violations of the law in connection with the marketing and sale of protection products. The relief sought in the consolidated complaint includes changes to the Company’s corporate governance procedures, unspecified damages, restitution and disgorgement from the individual defendants and attorneys’ fees. On September 25, 2014, the court entered an order staying the case until 30 days after the U.S. District Court for the Northern District of Illinois enters an order on defendants’ motion to dismiss the amended consolidated complaint in Groen v. Nelms et al. and Charter Township of Clinton Police and Fire Retirement System v. Nelms et al. (as consolidated, the Groen and Charter Township cases are now captioned: In re Discover Financial Services Derivative Litigation), and on April 26, 2016, the court entered an order staying the case until 30 days after the U.S. Court of Appeals for the Seventh Circuit issues a decision in the appeal discussed above (Jeanette Bokhari et al. v. Discover Financial Services et al.). The stay expires on November 10, 2016. On October 20, 2016, the court approved an agreed stipulation of dismissal and entered an order dismissing the action with prejudice.
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
On July 22, 2015, the Company announced that its subsidiaries, Discover Bank, The Student Loan Corporation and Discover Products Inc. (the “Discover Subsidiaries”), agreed to a consent order with the CFPB resolving the agency’s investigation with respect to certain student loan servicing practices. The CFPB’s investigation into these practices has been previously disclosed by the Company, initially in February 2014. The order requires the Discover Subsidiaries to provide redress of approximately $16 million to consumers who may have been affected by the activities described in the order related to certain collection calls, overstatements of minimum payment due amounts in billing statements, and provision of interest paid information to consumers, and provide regulatory disclosures with respect to loans acquired in default. In addition, the Discover Subsidiaries are required to pay a $2.5 million civil money penalty to the CFPB. As required by the consent order, on October 19, 2015, the Discover Subsidiaries submitted to the CFPB a redress plan and a compliance plan designed to ensure that the Discover Subsidiaries provide redress and otherwise comply with the terms of the order.

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
On March 8, 2016, a class action lawsuit was filed against the Company, other credit card networks, other issuing banks, and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc. et al.) alleging violations of the Sherman Antitrust Act, California's Cartwright Act, and unjust enrichment. Plaintiffs allege a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. Plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. On July 15, 2016, Plaintiffs filed an amended complaint that includes additional named plaintiffs, reasserts the original claims, and includes additional state law causes of action. The defendants filed motions to dismiss on August 5, 2016. On September 30, 2016, the court granted the motions to dismiss for certain issuing banks and EMVCo but denied the motions to dismiss filed by the other networks, including the Company. Discovery will now proceed. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.

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

During the nine months ended September 30, 2016, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's condensed consolidated financial position or results of operations.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at September 30, 2016
Assets
U.S. Treasury securities	$678	$—	$—	$678
Residential mortgage-backed securities - Agency	—	1,019	—	1,019
Available-for-sale investment securities	$678	$1,019	$—	$1,697

Derivative financial instruments	$—	$48	$—	$48

Liabilities
Derivative financial instruments	$—	$66	$—	$66

Balance at December 31, 2015
Assets
U.S. Treasury securities	$1,272	$—	$—	$1,272
U.S. government agency securities	494	—	—	494
Residential mortgage-backed securities - Agency	—	1,197	—	1,197
Available-for-sale investment securities	$1,766	$1,197	$—	$2,963

Derivative financial instruments	$—	$22	$—	$22

Liabilities
Derivative financial instruments	$—	$38	$—	$38

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three or nine months ended September 30, 2016 and 2015.
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

At September 30, 2016, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $1.0 billion, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three and nine months ended September 30, 2016 and 2015, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at September 30, 2016
Assets
States and political subdivisions of states	$—	$2	$—	$2	$2
Residential mortgage-backed securities - Agency	—	160	—	160	156
Held-to-maturity investment securities	$—	$162	$—	$162	$158

Cash and cash equivalents	$12,076	$—	$—	$12,076	$12,076
Restricted cash	$947	$—	$—	$947	$947
Other short-term investments	$850	$—	$—	$850	$850
Net loan receivables	$—	$—	$72,360	$72,360	$71,527
Accrued interest receivables	$—	$711	$—	$711	$711

Liabilities
Deposits	$—	$49,605	$—	$49,605	$49,245
Long-term borrowings - owed to securitization investors	$—	$17,024	$977	$18,001	$17,780
Other long-term borrowings	$—	$9,686	$—	$9,686	$9,050
Accrued interest payables	$—	$169	$—	$169	$169

Balance at December 31, 2015
Assets
U.S Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	7	—	7	7
Residential mortgage-backed securities - Agency	—	114	—	114	113
Held-to-maturity investment securities	$1	$121	$—	$122	$121

Cash and cash equivalents	$9,572	$—	$—	$9,572	$9,572
Restricted cash	$99	$—	$—	$99	$99
Net loan receivables	$—	$—	$71,455	$71,455	$70,516
Accrued interest receivables	$—	$660	$—	$660	$660

Liabilities
Deposits(1)	$—	$47,714	$—	$47,714	$47,531
Long-term borrowings - owed to securitization investors(1)	$—	$15,634	$1,220	$16,854	$16,735
Other long-term borrowings(1)	$—	$8,355	$—	$8,355	$7,915
Accrued interest payables	$—	$158	$—	$158	$158

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
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in AOCI related to derivatives at September 30, 2016 will be reclassified to interest expense as interest payments are made on certain of the Company's floating-rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $26 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.
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
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	September 30, 2016				December 31, 2015
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$4,100	8	$—	$66	$4,100	$—	$35
Interest rate swaps—fair value hedge	$6,241	62	48	—	$4,110	22	3
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$16	6	—	—	$32	—	—
Interest rate swap	$165	1	—	—	$217	—	—
Total gross derivative assets/liabilities(2)			48	66		22	38
Less: Collateral held/posted(3)			(25)	(66)		(8)	(33)
Total net derivative assets/liabilities			$23	$—		$14	$5

(1)
The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million and SGD 1 million as of September 30, 2016, and notional amounts of EUR 19 million, GBP 7 million and SGD 1 million as of December 31, 2015.

(2)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At December 31, 2015, the Company had one outstanding contract with a notional amount of $52 million and immaterial fair value.

(3)	Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.

The following tables summarize the impact of the derivative instruments on income and OCI and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

		Amount of Gain (Loss) Recognized in OCI
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2016	2015	2016	2015
Derivatives designated as hedges
Interest rate swaps - cash flow/net investment hedges
Total gain (loss) recognized in OCI after amounts reclassified into earnings, pre-tax	OCI	$22	$(37)	$(31)	$(54)
Total gain (loss) recognized in OCI		$22	$(37)	$(31)	$(54)

		Amount of (Loss) Gain Recognized in Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2016	2015	2016	2015
Derivatives designated as hedges
Interest rate swaps - cash flow hedges
Amount reclassified from OCI into income	Interest Expense	$(9)	$(12)	$(27)	$(35)
Total amount reclassified from OCI into income on cash flow hedges		(9)	(12)	(27)	(35)

Interest rate swaps - fair value hedges
(Loss) gain on interest rate swaps		(19)	12	25	13
Gain (loss) on hedged items		18	(13)	(26)	(13)
Net ineffectiveness loss	Interest Expense	(1)	(1)	(1)	—

Increase to interest expense related to net settlements on interest rate swaps	Interest Expense	9	8	26	23
Total gain on fair value hedges		8	7	25	23
Total loss on derivatives designated as hedges recognized in income		$(1)	$(5)	$(2)	$(12)

Derivatives not designated as hedges
Total (loss) gain on derivatives not designated as hedges recognized in income(1)	Other Income	$—	$(2)	$—	$74

(1)
During the three and nine months ended September 30, 2015, the Company recognized in income total loss of $4 million and total gain of $2 million, respectively, on forward delivery contracts related to the mortgage loan business that was closed during 2015. During the three and nine months ended September 30, 2015, the Company recognized in income total gain of $3 million and $71 million, respectively, on interest rate lock commitments related to the mortgage loan business that was closed during 2015. See Note 2: Business Dispositions for additional information.

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
As of September 30, 2016, DFS had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At September 30, 2016, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $58 million as of September 30, 2016.
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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended September 30, 2016
Interest income
Credit card loans	$1,812	$—	$1,812
Private student loans	112	—	112
PCI student loans	46	—	46
Personal loans	185	—	185
Other	29	—	29
Total interest income	2,184	—	2,184
Interest expense	359	—	359
Net interest income	1,825	—	1,825
Provision for loan losses	445	—	445
Other income	408	68	476
Other expense	857	38	895
Income before income tax expense	$931	$30	$961

For the Three Months Ended September 30, 2015
Interest income
Credit card loans	$1,676	$—	$1,676
Private student loans	95	—	95
PCI student loans	54	—	54
Personal loans	161	—	161
Other	22	—	22
Total interest income	2,008	—	2,008
Interest expense	323	—	323
Net interest income	1,685	—	1,685
Provision for loan losses	332	—	332
Other income	435	68	503
Other expense	838	44	882
Income before income tax expense	$950	$24	$974

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Nine Months Ended September 30, 2016
Interest income
Credit card loans	$5,279	$—	$5,279
Private student loans	329	—	329
PCI student loans	142	—	142
Personal loans	523	—	523
Other	85	—	85
Total interest income	6,358	—	6,358
Interest expense	1,032	—	1,032
Net interest income	5,326	—	5,326
Provision for loan losses	1,279	2	1,281
Other income	1,210	205	1,415
Other expense	2,576	111	2,687
Income before income tax expense	$2,681	$92	$2,773

For the Nine Months Ended September 30, 2015
Interest income
Credit card loans	$4,902	$—	$4,902
Private student loans	277	—	277
PCI student loans	170	—	170
Personal loans	468	—	468
Other	67	—	67
Total interest income	5,884	—	5,884
Interest expense	934	—	934
Net interest income	4,950	—	4,950
Provision for loan losses	1,026	2	1,028
Other income	1,371	213	1,584
Other expense	2,550	132	2,682
Income before income tax expense	$2,745	$79	$2,824

17.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to September 30, 2016 and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
Quarter Highlights

•	Net income for the three months ended September 30, 2016 was $639 million compared to $612 million for the same period in 2015.

•	Total loans grew $3.5 billion, or 5%, from September 30, 2015 to $73.6 billion, credit card loans grew 4% to $58.0 billion, and Discover card sales volume increased 1% from the prior year.

•
Net charge-off rate excluding PCI loans increased 16 basis points from the prior year to 2.10% and the credit card delinquency rate for loans over 30 days past due increased 22 basis points from the prior year to 1.87%.

•	Direct-to-consumer deposits grew $5.5 billion, or 18%, from the prior year to $35.3 billion.

•	Payment Services transaction dollar volume for the segment was $44.6 billion, down 3% from the prior year.
Outlook
We continue to focus on deploying capital through profitable, organic loan growth as well as through our quarterly dividends and share repurchase program. We are pursuing new card accounts and wallet share gains with existing customers through investments in marketing and rewards as well as new card features. We expect total loan growth to be in our targeted range of 4-6% for the year.
We expect total expenses in 2016 to be relatively flat year over year as additional compliance staffing headcount and higher marketing investments are offset by savings related to exiting the mortgage business in 2015 and lower anti-money laundering look-back project costs in 2016.
We expect lower total other income as compared to 2015 driven by the exit of our mortgage origination business, the decline in protection products revenue and a higher credit card rewards rate, which reflects an intense competitive environment in this area.
The total charge-off rate is expected to be slightly higher for the remainder of the year. We expect to continue to add to the loan loss reserve due to loan growth and seasoning of accounts.
We continue to leverage our proprietary network to support our card-issuing business and we expect intense competition in the payments industry to persist. This environment will likely continue to impact our payments segment.
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
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including supervisory priorities and actions, our actions and those of our competitors and other marketplace participants, and the behavior of consumers. Regulatory developments, enforcement actions, findings and ratings could affect supervisory priorities, actions, and rule-making as well as negatively impact our business strategies, require us to limit or change our business practices, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, limit our ability to pursue certain business opportunities and obtain related required regulatory approvals, or change how we compensate certain of our employees. For example, from April to May 2016, federal banking regulators issued an interagency notice of proposed rulemaking on incentive compensation arrangements that replaces rules proposed in 2011 and incorporates consideration of supervisory experience with the 2010 Interagency

Guidance on Sound Incentive Compensation Policies ("2010 Guidance"). Unlike the principles-based 2010 Guidance, the proposed rules are prescriptive in nature and would require an extensive restructuring of certain incentive compensation practices for “senior executive officers” and “significant risk takers.” Comments on the proposed rules were due July 22, 2016. Any changes to our business or compensation structure arising out of this rule could impact our ability to attract, hire or retain certain personnel. For more information on recent matters affecting Discover, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements. Regulatory developments, enforcement actions, findings and ratings also could impact our strategies, the value of our assets, or otherwise adversely affect our businesses.
Increasing cybersecurity threats and incidents regarding unauthorized access to consumer information have resulted in a continued focus by federal banking regulators, Congress and state legislators on legislation to address data security. In December 2015, the President signed an omnibus spending package that included the Cybersecurity Act of 2015. Title I of the Cybersecurity Act, the Cybersecurity Information Sharing Act ("CISA"), establishes a framework to facilitate and encourage confidential sharing of cybersecurity information among private sector and federal government entities and provides certain liability shields for cybersecurity information sharing under the Act. On June 15, 2016, the Attorney General and the Department of Homeland Security jointly published final guidelines related to CISA. The Federal Financial Institutions Examination Council recently revised the information security portion of its information technology examination handbook to update its guidance to examiners evaluating the adequacy of a financial institution's information security program and associated risk management practices. In addition, on October 19, 2016, federal banking regulators issued an advanced notice of proposed rulemaking (the “ANPR”) regarding enhanced cyber risk management standards. The agencies are considering establishing enhanced standards to increase the operational resilience of large financial services firms, including Discover, and reduce the impact on the financial system in the case of a cybersecurity event at a firm. Comments on the ANPR are due by January 17, 2017. The timing and final form of any final rule is uncertain at this time. Legislation at various levels of government has also been proposed to address security breach notification. These developments could ultimately result in the imposition of requirements on Discover or other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. It is too early to know the impact of these developments on Discover.
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
Consumer Financial Services
The Consumer Financial Protection Bureau (the "CFPB") regulates consumer financial products and services, as well as certain financial services providers, including Discover. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over designated financial service providers. The CFPB’s regulatory authority includes the exercise of rulemaking, supervision and enforcement powers with respect to “unfair, deceptive or abusive acts or practices” and consumer access to fair, transparent and competitive financial products and services. The CFPB's policy priorities for 2016-17 include a focus on several financial products of the type we offer (e.g. credit cards and student loans). These have also been policy priorities for the CFPB in recent years. In the event of violations, the CFPB is authorized to collect civil penalties and order consumer restitution.
Under its rulemaking authority, the CFPB recently issued proposed regulations that would significantly limit the use of pre-dispute arbitration agreements and class action waivers. For more information, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements.
In addition, the CFPB publishes regular Complaint Reports and Supervisory Highlights that focus on specific products, services and practices. The CFPB also maintains an online consumer complaint portal that shows the nature of each consumer's complaint and the financial services provider's responses to such complaints, such as whether the requested relief was provided. The complaint portal allows consumers' narratives of their complaints to be included, although the Bureau does not verify the accuracy of the narratives. On July 29, 2016 the CFPB proposed to replace the dispute function on the portal, whereby the customer can dispute a company’s response to the complaint, with a survey that will allow the customer to provide feedback on the financial services provider's handling of the complaint. The CFPB seeks to implement this survey in late 2016 or early 2017. In addition to conducting regular examinations of regulated financial services provides, including Discover, the CFPB regularly collects account level information about certain financial products (e.g. credit cards) from

Discover and other large financial services providers. The CFPB's analysis of complaint and account level data, together with its supervisory examinations, can inform future decisions about its regulatory and examination focus and influence consumers' decisions about doing business with a financial services provider.
Credit Cards
The cost and availability of credit, credit disclosures and consumer experience with debt collectors continue to be a focus of the CFPB. We anticipate that the CFPB will propose debt collection regulations that apply to our lending business in 2017. The CFPB published an outline of proposals under consideration for rules applying to debt collectors collecting on debt they do not own and is expected to publish an outline for entities collecting their own debt in the near future. The CFPB has indicated that those regulations will ensure that debt collectors have sufficient information to collect the related debt, prevent unfair, deceptive and abusive acts and practices, inform consumers of their rights and provide interpretations on certain sections of the Fair Debt Collections Practices Act. Courts and legislators also have been focused on the debt collection practices of consumer financial services providers. The ultimate impact of this increased scrutiny is uncertain at this time.
Private Student Loans
There continues to be significant legislative and regulatory focus on the private student loan market, including by the CFPB, the Federal Deposit Insurance Corporation (the "FDIC") and state legislatures. Some state attorneys general also have focused on student loan servicing, including the servicing of private loans. This regulatory focus has resulted in an increase in supervisory examinations of Discover related to private student loans. On July 22, 2015, the CFPB issued a consent order with respect to certain student loan servicing practices of Discover Bank, The Student Loan Corporation and Discover Products, Inc. See Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information.
The recent regulatory areas of focus include servicing, payments and collection practices, originations at for-profit schools, and other matters. The CFPB's enforcement actions in August and September 2016 evidence its focus on disclosure, origination and servicing practices of private student lenders. Additionally, on September 29, 2016, California enacted a student loan servicing law that will impose new licensing, servicing, reporting and regulatory oversight requirements on non-bank servicers in the state. The enactment of new legislation or the adoption of new regulations or guidance may increase the complexity and expense of servicing student loans. Legislators and regulators may take additional actions that impact the student loan market in the future, which could cause us to change our private student loan products or servicing practices in ways that we may not currently anticipate.
Mortgage Lending
The mortgage industry continues to be an area of supervisory focus and the CFPB has stated that it will concentrate its examinations on the variety of mortgage-related topics including steering consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB has recently published several final rules impacting the mortgage industry. For example, on August 4, 2016, the CFPB issued final rules amending its 2013 mortgage servicing rules to expand the obligations of servicers and resolve some ambiguities. These changes will generally take effect in 2017. The CFPB has also recently proposed changes to the rules for integrated mortgage origination disclosures and expects to issue a final rule on or before April 1, 2017.
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

European interchange fee regulation entered into force in June 2015. The regulation, among other things, caps interchange fees of "four-party" networks such as Visa and MasterCard. However, the regulation provides that “three-party” networks should be treated as “four-party” networks when they license third-party providers to issue cards and/or acquire merchants or when they issue cards with a co-brand partner or through an agent. This means the caps apply to elements of the financial arrangements agreed to between Diners Club and each of our stand-alone acquirers in Western Europe. The caps took effect in December 2015. The regulation excludes commercial card transactions from the scope of the caps. The regulation also contains a number of business rules, which we are, to the extent applicable, implementing in our Diners Club business. We are continuing to evaluate our business strategies.
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
The Chinese State Council previously announced that foreign payments companies would be able to participate in the Chinese domestic market and be eligible to apply for a license to operate a Bank Card Clearing Institution ("BCCI") in China. In June 2016 the People’s Bank of China, in conjunction with the China Banking Regulatory Commission, promulgated the Administrative Measures on BCCIs, but implementation guidelines are yet to be published. We are analyzing any potential impact on our business strategy in China.
Capital, Liquidity and Funding
Capital
Discover Financial Services and Discover Bank are subject to regulatory capital requirements that became effective January 1, 2015 under final rules issued by the Federal Reserve and the FDIC to implement the provisions under the Basel Committee’s December 2010 framework (referred to as “Basel III”). The final capital rules ("Basel III rules") require minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios. In addition, the Basel III rules establish a capital conservation buffer above the new regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 ("CET1") capital and result in higher required minimum ratios by up to 2.5%. The new capital conservation buffer requirement became effective on January 1, 2016; however, the buffer threshold amounts are subject to a gradual phase-in period. In 2016, the highest capital conservation buffer threshold is 0.625%. The full 2.5% buffer requirement will not be fully phased-in until January 2019. A banking organization is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below any of the minimum capital requirements, taking into account the applicable capital conservation buffer thresholds. Based on our current capital composition and levels and business plans, we are and expect to continue to be in compliance with the requirements for the foreseeable future. For additional information, see "— Liquidity and Capital Resources — Capital."
The Basel Committee has recently proposed revisions to its standardized approach to measuring credit risk for purposes of calculating regulatory capital requirements. The proposed revisions include a provision that would, for the first time, require banking organizations to include a percentage of “unconditionally cancellable commitments” in risk-weighted asset calculations. This change could require credit card issuers, such as Discover, to substantially increase the amount of capital they hold against unused credit card lines. If the Basel Committee were to adopt the revisions as proposed, they would become applicable to Discover only if implemented within the United States by the domestic federal bank regulatory agencies, and made applicable to "Standardized Approach" banks. Those agencies have publicly acknowledged the Basel Committee’s proposals, indicating that the revisions “would apply primarily to large, internationally active banking organizations.”
Liquidity
We are subject to the Federal Reserve's final rule implementing certain enhanced prudential standards under the Dodd-Frank Act for large U.S. bank holding companies, including enhanced liquidity and risk management requirements, which became effective January 1, 2015. The final rule prescribes a broad range of qualitative liquidity risk management practices.

Additionally, we are subject to the U.S. liquidity coverage ratio rule issued by federal banking regulators in 2014, which became effective on January 1, 2016. This new quantitative requirement is designed to promote the short-term resilience of the liquidity risk profile of large and internationally active banking organizations in the United States. The rule requires covered banks to maintain an amount of high-quality liquid assets sufficient to cover projected net cash outflows during a prospective 30-day calendar period under an acute, hypothetical liquidity stress scenario. Given our current asset size, we are subject to a modified liquidity coverage ratio requirement which requires a lower level of high-quality liquid assets to meet the minimum ratio requirement due to adjustments to the net cash outflow amount. Under the rule's transition period, we are required to maintain a liquidity ratio of 90% in 2016, which will increase to 100% in 2017. As of September 30, 2016, our liquidity coverage ratio was in excess of the current regulatory requirement.
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
On September 26, 2016, the Federal Reserve issued proposed amendments to its capital plan and stress test rules for the 2017 cycle for certain bank holding companies with total consolidated assets between $50 billion and $250 billion, including Discover. Under the proposal, institutions characterized as large and noncomplex by the Federal Reserve would no longer be subject to the qualitative assessment in the Comprehensive Capital Analysis and Review (“CCAR”). The proposal would also eliminate certain reporting requirements for large and noncomplex institutions and would reduce the de minimis threshold under which a well-capitalized bank holding company can increase capital distributions during a non-object period without a reassessment from regulators. The Federal Reserve is accepting comments on its proposed amendments through November 25, 2016. The timing and final form of the amendments is uncertain.
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

The following table presents segment data (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Direct Banking
Interest income
Credit card	$1,812	$1,676	$5,279	$4,902
Private student loans	112	95	329	277
PCI student loans	46	54	142	170
Personal loans	185	161	523	468
Other	29	22	85	67
Total interest income	2,184	2,008	6,358	5,884
Interest expense	359	323	1,032	934
Net interest income	1,825	1,685	5,326	4,950
Provision for loan losses	445	332	1,279	1,026
Other income	408	435	1,210	1,371
Other expense	857	838	2,576	2,550
Income before income tax expense	931	950	2,681	2,745
Payment Services
Provision for loan losses	—	—	2	2
Other income	68	68	205	213
Other expense	38	44	111	132
Income before income tax expense	30	24	92	79
Total income before income tax expense	$961	$974	$2,773	$2,824

The following table presents information on transaction volume (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Network Transaction Volume
PULSE Network	$33,913	$36,267	$102,449	$114,243
Network Partners	3,313	3,206	10,598	9,691
Diners Club(1)	7,331	6,560	21,267	19,807
Total Payment Services	44,557	46,033	134,314	143,741
Discover Network—Proprietary(2)	31,759	31,408	92,115	89,816
Total Volume	$76,316	$77,441	$226,429	$233,557
Transactions Processed on Networks
Discover Network	535	519	1,559	1,487
PULSE Network	871	972	2,565	2,985
Total	1,406	1,491	4,124	4,472
Credit Card Volume
Discover Card Volume(3)	$33,471	$32,971	$96,884	$93,995
Discover Card Sales Volume(4)	$30,683	$30,374	$88,937	$86,770

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.

Direct Banking
Our Direct Banking segment reported pretax income of $931 million and $2.7 billion for the three and nine months ended September 30, 2016, respectively, as compared to pretax income of $950 million and $2.7 billion for the three and nine months ended September 30, 2015, respectively.
Loan receivables increased to $73.6 billion at September 30, 2016 as compared to $72.4 billion at December 31, 2015 primarily due to growth in credit card loans and other loan portfolios, partially offset by a decrease in purchased credit-impaired ("PCI") student loan balances. Discover card sales volume was $30.7 billion and $88.9 billion for the three and nine months ended September 30, 2016, respectively, which was an increase of 1.0% and 2.5%, respectively, as compared to the same periods in 2015. This volume increase was primarily driven by an increase in discretionary spending and new accounts partially offset by the impact of lower gas prices and competitive impacts on sales in certain merchant categories.
Net interest margin increased for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 primarily driven by higher yields on total loan receivables. The increase in total loan receivables yields was primarily driven by higher credit card yields resulting from the portfolio mix and the prime rate increase. The increased cost of funding was primarily driven by higher market rates and funding mix. Interest income increased during the three and nine months ended September 30, 2016 as compared to the same periods in 2015 due to loan growth and higher yields. Interest expense increased during the three and nine months ended September 30, 2016 as compared to the same periods in 2015 primarily due to higher market rates as well as higher average borrowings and deposits.
At September 30, 2016 and December 31, 2015, our delinquency rate for credit card loans over 30 days past due was 1.87% and 1.72%, respectively. For the three and nine months ended September 30, 2016, our net charge-off rate on credit cards increased to 2.17% and 2.30%, respectively, as compared to 2.04% and 2.24% for the same periods in 2015. For the three and nine months ended September 30, 2016, the provision for loan losses increased as compared to the same periods in 2015 due to the larger build of the allowance for loan losses combined with higher levels of charge-offs. For a detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income decreased in the three and nine months ended September 30, 2016 as compared to the same periods in 2015 due primarily to a decrease in discount and interchange revenue driven by higher rewards and a reduction in protection products revenue, which reflects the impact of our no longer selling these products and eliminating related retention efforts. The cessation of our mortgage banking operations in 2015 also contributed to the decline in total other income for the nine months ended September 30, 2016 as compared to the same period in 2015.
Total other expense increased in the three and nine months ended September 30, 2016 as compared to the same periods in 2015. The increase for the nine months ended September 30, 2016 was primarily driven by higher employee compensation and benefits costs and professional fees, offset by a decrease in other expense. The increase in employee compensation and benefits costs was primarily due to growth in overall headcount driven in part by regulatory and compliance needs. The increase in professional fees was driven by anti-money laundering and related compliance program expenses. The decrease in other expense was primarily due to exit charges related to the closure of our mortgage business in 2015. The increase in total other expense for the three months ended September 30, 2016 was primarily driven by higher marketing and business development costs, which was partially offset by a decrease in professional fees due to the completion of look back related anti-money laundering remediation expenses in the second quarter of 2016.
Payment Services
Our Payment Services segment reported pretax income of $30 million and $92 million for the three and nine months ended September 30, 2016, respectively, as compared to pretax income of $24 million and $79 million for the same periods in 2015. The increases in segment pretax income were primarily driven by decreases in other expense partially offset by decreases in other income. The decrease in other expense was primarily driven by lower expenses due to the sale of Diners Club Italy. The decrease in other income was due to a reduction in transaction processing revenue resulting from lower point-of-sale transactions.
A weakening of the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segments. We regularly review our Diners Club licensees with regard to their financial condition, risk management practices and overall operating performance. Although support to licensees has declined since 2015, we may continue to provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 4% of Diners Club revenues during both the three and nine months ended September 30, 2016.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended September 30,		2016 vs. 2015 Increase (Decrease)		For the Nine Months Ended September 30,		2016 vs. 2015 Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%
Interest income	$2,184	$2,008	$176	9%	$6,358	$5,884	$474	8%
Interest expense	359	323	36	11%	1,032	934	98	10%
Net interest income	1,825	1,685	140	8%	5,326	4,950	376	8%
Provision for loan losses	445	332	113	34%	1,281	1,028	253	25%
Net interest income after provision for loan losses	1,380	1,353	27	2%	4,045	3,922	123	3%
Other income	476	503	(27)	(5)%	1,415	1,584	(169)	(11)%
Other expense	895	882	13	1%	2,687	2,682	5	—%
Income before income tax expense	961	974	(13)	(1)%	2,773	2,824	(51)	(2)%
Income tax expense	322	362	(40)	(11)%	943	1,027	(84)	(8)%
Net income	$639	$612	$27	4%	$1,830	$1,797	$33	2%

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
Net interest margin increased for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 primarily driven by higher yields on total loan receivables. The increase in total loan receivables yields was primarily driven by higher credit card yields resulting from the portfolio mix and the prime rate increase. The increased cost of funding was primarily driven by higher market rates and funding mix. Interest income increased during the three and nine months ended September 30, 2016 as compared to the same periods in 2015 due to loan growth and higher yields. Interest expense increased during the three and nine months ended September 30, 2016 as compared to the same periods in 2015 primarily due to higher market rates as well as higher average borrowings and deposits.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended September 30,
	2016			2015
	Average Balance	Rate	Interest	Average Balance(1)	Rate(1)	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$10,419	0.50%	$13	$9,949	0.25%	$6
Restricted cash	621	0.32%	1	703	0.15%	1
Other short-term investments	1,048	0.87%	2	—	—%	—
Investment securities	2,294	1.49%	9	2,660	1.64%	11
Loan receivables(2)
Credit card(3)	57,561	12.53%	1,812	55,281	12.03%	1,676
Personal loans	6,036	12.23%	186	5,307	12.08%	161
Private student loans	6,023	7.41%	112	5,264	7.17%	95
PCI student loans	2,772	6.52%	45	3,316	6.42%	54
Mortgage loans held for sale	—	—%	—	69	3.82%	—
Other	276	4.96%	4	225	4.63%	4
Total loan receivables	72,668	11.82%	2,159	69,462	11.37%	1,990
Total interest-earning assets	87,050	9.98%	2,184	82,774	9.62%	2,008
Allowance for loan losses	(1,947)			(1,776)
Other assets	4,282			4,333
Total assets	$89,385			$85,331
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(4)	$24,495	1.83%	112	$26,364	1.61%	107
Money market deposits(5)	6,939	1.10%	19	7,236	0.97%	17
Other interest-bearing savings deposits	17,321	1.05%	47	12,734	1.01%	33
Total interest-bearing deposits(6)	48,755	1.45%	178	46,334	1.35%	157
Borrowings
Short-term borrowings	2	0.62%	—	60	1.49%	—
Securitized borrowings(4)(5)	16,736	2.07%	87	16,449	1.98%	83
Other long-term borrowings(4)	8,746	4.27%	94	7,401	4.44%	83
Total borrowings	25,484	2.82%	181	23,910	2.74%	166
Total interest-bearing liabilities	74,239	1.92%	359	70,244	1.82%	323
Other liabilities and stockholders’ equity	15,146			15,087
Total liabilities and stockholders’ equity	$89,385			$85,331
Net interest income			$1,825			$1,685
Net interest margin(7)		9.99%			9.62%
Net yield on interest-bearing assets(8)		8.34%			8.08%
Interest rate spread(9)		8.06%			7.80%

Average Balance Sheet Analysis (dollars in millions)

	For the Nine Months Ended September 30,
	2016			2015
	Average Balance	Rate	Interest	Average Balance(1)	Rate(1)	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$10,541	0.50%	$40	$9,881	0.25%	$19
Restricted cash	562	0.37%	2	665	0.13%	1
Other short-term investments	635	0.86%	3	—	—%	—
Investment securities	2,662	1.49%	30	2,779	1.75%	36
Loan receivables(2)
Credit card(3)	56,606	12.46%	5,279	54,440	12.04%	4,902
Personal loans	5,717	12.23%	523	5,162	12.13%	468
Private student loans	5,953	7.38%	329	5,180	7.15%	277
PCI student loans	2,906	6.51%	142	3,452	6.56%	170
Mortgage loans held for sale	—	—%	—	125	3.63%	3
Other	260	5.06%	10	216	4.90%	8
Total loan receivables	71,442	11.75%	6,283	68,575	11.36%	5,828
Total interest-earning assets	85,842	9.89%	6,358	81,900	9.61%	5,884
Allowance for loan losses	(1,910)			(1,779)
Other assets	4,411			4,325
Total assets	$88,343			$84,446
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(4)	$24,874	1.75%	325	$26,628	1.61%	321
Money market deposits(5)	6,942	1.07%	55	7,343	0.97%	53
Other interest-bearing savings deposits	16,260	1.03%	126	12,128	0.99%	90
Total interest-bearing deposits(6)	48,076	1.41%	506	46,099	1.35%	464
Borrowings
Short-term borrowings	2	0.63%	—	113	1.41%	1
Securitized borrowings(4)(5)	16,773	2.06%	258	16,983	1.93%	246
Other long-term borrowings(4)	8,224	4.35%	268	6,228	4.79%	223
Total borrowings	24,999	2.81%	526	23,324	2.69%	470
Total interest-bearing liabilities	73,075	1.89%	1,032	69,423	1.80%	934
Other liabilities and stockholders’ equity	15,268			15,023
Total liabilities and stockholders’ equity	$88,343			$84,446
Net interest income			$5,326			$4,950
Net interest margin(7)		9.96%			9.65%
Net yield on interest-bearing assets(8)		8.29%			8.08%
Interest rate spread(9)		8.00%			7.81%

(1)
Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of September 30, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation to our condensed consolidated financial statements for additional information.

(2)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(3)
Interest income on credit card loans includes $51 million and $144 million of amortization of balance transfer fees for the three and nine months ended September 30, 2016, respectively, and $49 million and $145 million of amortization of balance transfer fees for the three and nine months ended September 30, 2015, respectively.

(4)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(5)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(6)	Includes the impact of FDIC insurance premiums and Large Institution Surcharge.

(7)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(8)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(9)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	September 30, 2016	December 31, 2015
Loan receivables
Credit card loans	$58,006	$57,896
Other loans
Personal loans	6,273	5,490
Private student loans	6,287	5,647
Other	277	236
Total other loans	12,837	11,373
Purchased credit-impaired loans(1)	2,708	3,116
Total loan receivables	73,551	72,385
Allowance for loan losses	(2,024)	(1,869)
Net loan receivables	$71,527	$70,516

(1)	Represents purchased credit-impaired private student loans. See Note 4: Loan Receivables to our condensed consolidated financial statements for additional information regarding PCI loans.
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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three and nine months ended September 30, 2016, the provision for loan losses increased by $113 million, or 34%, and $253 million, or 25%, respectively, as compared to the same periods in 2015. The increase was primarily due to the larger build of the allowance for loan losses combined with higher levels of charge-offs for the three and nine months ended September 30, 2016 as compared to the same periods in 2015.
The allowance for loan losses was $2.0 billion at September 30, 2016, which reflects a $155 million reserve build over the amount of the allowance for loan losses at December 31, 2015. The reserve build, which relates primarily to credit card loans along with builds in personal and student loan reserves, was due to loan growth and seasoning of accounts. At September 30, 2016, the level of allowance related to other loans remained relatively flat as compared to December 31, 2015.

The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Three Months Ended September 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,603	$176	$151	$19	$1,949
Additions
Provision for loan losses	372	51	21	1	445
Deductions
Charge-offs	(425)	(46)	(17)	—	(488)
Recoveries	111	5	2	—	118
Net charge-offs	(314)	(41)	(15)	—	(370)
Balance at end of period	$1,661	$186	$157	$20	$2,024

	For the Three Months Ended September 30, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,441	$131	$143	$20	$1,735
Additions
Provision for loan losses	303	30	—	(1)	332
Deductions
Charge-offs	(394)	(31)	(15)	—	(440)
Recoveries	109	5	2	—	116
Net charge-offs	(285)	(26)	(13)	—	(324)
Balance at end of period	$1,459	$135	$130	$19	$1,743

	For the Nine Months Ended September 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	1,081	139	58	3	1,281
Deductions
Charge-offs	(1,312)	(123)	(51)	—	(1,486)
Recoveries	338	15	7	—	360
Net charge-offs	(974)	(108)	(44)	—	(1,126)
Balance at end of period	$1,661	$186	$157	$20	$2,024

	For the Nine Months Ended September 30, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	896	96	34	2	1,028
Deductions
Charge-offs	(1,245)	(93)	(45)	—	(1,383)
Recoveries	334	12	6	—	352
Net charge-offs	(911)	(81)	(39)	—	(1,031)
Balance at end of period	$1,459	$135	$130	$19	$1,743

(1)	Includes both PCI and non-PCI private student loans.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%
Credit card loans	$314	2.17%	$285	2.04%	$974	2.30%	$911	2.24%
Personal loans	$41	2.63%	$26	1.99%	$108	2.49%	$81	2.10%
Private student loans (excluding PCI(1))	$15	1.02%	$13	0.94%	$44	0.99%	$39	0.99%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 4: Loan Receivables to our condensed consolidated financial statements for additional information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loans for the three and nine months ended September 30, 2016 increased by 13 and 6 basis points, respectively, when compared to the same periods in 2015 primarily driven by seasoning of recent growth. The net charge-off rate on our personal loans for the three and nine months ended September 30, 2016 increased by 64 and 39 basis points, respectively, when compared to the same periods in 2015 primarily driven by higher charge-offs as a result of continued loan growth and seasoning effect. The net charge-off rate on our private student loans excluding PCI loans for the three months ended September 30, 2016 increased by 8 basis points, when compared to the same period in 2015 as a result of continued seasoning of the student loan portfolio as more loans have entered into repayment. The net charge-off rate on our private student loans excluding PCI loans for the nine months ended September 30, 2016 remained flat as compared to the same period in 2015.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	September 30, 2016		December 31, 2015
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,086	1.87%	$995	1.72%
Personal loans	$62	0.98%	$49	0.89%
Private student loans (excluding PCI loans(1))	$117	1.87%	$108	1.91%

Loans 90 or more days delinquent
Credit card loans	$500	0.86%	$490	0.85%
Personal loans	$16	0.25%	$15	0.27%
Private student loans (excluding PCI loans(1))	$28	0.45%	$24	0.43%

Loans not accruing interest	$210	0.30%	$224	0.32%

Restructured loans
Credit card loans(2)	$1,046	1.80%	$1,019	1.76%
Personal loans(3)	$76	1.21%	$68	1.24%
Private student loans (excluding PCI loans(1))(4)	$71	1.13%	$48	0.85%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $49 million and $44 million at September 30, 2016 and December 31, 2015, respectively, that are also included in loans over 90 days delinquent or more.

(3)	Restructured personal loans include $2 million and $4 million at September 30, 2016 and December 31, 2015, respectively, that are also included in loans over 90 days delinquent or more.

(4)	Restructured private student loans include $3 million at September 30, 2016 and December 31, 2015, that are also included in loans over 90 days delinquent or more.
The 30-day delinquency rates for credit card loans and personal loans at September 30, 2016 increased compared to December 31, 2015 as a result of seasoning of the loan portfolio. Private student loans 30-day delinquency rate at September 30, 2016 decreased compared to December 31, 2015 primarily driven by improving vintage performance and seasonality. The 90-day delinquency rates for credit card loans, personal loans and private student loans at September 30, 2016 remained relatively flat compared to December 31, 2015.
The restructured credit card loan and personal loan balances at September 30, 2016 remained relatively flat compared to December 31, 2015. The restructured private student loan balance at September 30, 2016 increased compared to December 31, 2015 primarily due to enhanced analysis beginning in the third quarter of 2016 to determine whether student loans should be accounted for as troubled debt restructurings.
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
To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, we may offer hardship forbearance or programs that include payment deferral, reduction, or extended terms. With the seasoning of the student loan portfolio, a greater amount of borrower performance data has become available to enable us to analyze borrower characteristics that aid in the determination of whether or not loans entering a payment assistance program should be accounted for as troubled debt restructurings. Through this analysis management concluded that a modified loan typically meets the definition of a troubled debt restructuring based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower, whereas previously only a second forbearance when the borrower was 30 days or greater delinquent was considered a troubled debt restructuring. As a result of these analyses, updates were implemented in July 2016 that modestly increased the student loan balances being accounted for as troubled debt restructurings, although it did not lead to significant changes in the balance of the overall allowance for loan loss.
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
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended September 30,		2016 vs. 2015 (Decrease) Increase		For the Nine Months Ended September 30,		2016 vs. 2015 (Decrease) Increase
	2016	2015	$	%	2016	2015	$	%
Discount and interchange revenue(1)	$263	$288	$(25)	(9)%	$801	$854	$(53)	(6)%
Protection products revenue	60	62	(2)	(3)%	180	201	(21)	(10)%
Loan fee income	91	87	4	5%	250	248	2	1%
Transaction processing revenue	40	39	1	3%	115	121	(6)	(5)%
Gain on investments	—	—	—	NM	—	8	(8)	(100)%
Gain on origination and sale of mortgage loans	—	2	(2)	(100)%	—	68	(68)	(100)%
Other income	22	25	(3)	(12)%	69	84	(15)	(18)%
Total other income	$476	$503	$(27)	(5)%	$1,415	$1,584	$(169)	(11)%

(1)
Net of rewards, including Cashback Bonus rewards, of $368 million and $326 million for the three months ended September 30, 2016 and 2015, respectively, and of $1,031 million and $908 million for the nine months ended September 30, 2016 and 2015, respectively.

Total other income decreased in the three and nine months ended September 30, 2016 by $27 million and $169 million, respectively, as compared to the same periods in 2015 due primarily to a decrease in discount and interchange revenue driven by higher rewards and a reduction in protection products revenue, which reflects the impact of our no longer selling these products and eliminating related retention efforts. The cessation of our mortgage banking operations in 2015 also contributed to the decline in total other income for the nine months ended September 30, 2016 as compared to the same period in 2015.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		2016 vs. 2015 Increase (Decrease)		For the Nine Months Ended September 30,		2016 vs. 2015 Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%
Employee compensation and benefits	$342	$337	$5	1%	$1,027	$994	$33	3%
Marketing and business development	195	168	27	16%	555	549	6	1%
Information processing and communications	81	84	(3)	(4)%	258	262	(4)	(2)%
Professional fees	143	160	(17)	(11)%	453	440	13	3%
Premises and equipment	25	24	1	4%	72	71	1	1%
Other expense	109	109	—	—%	322	366	(44)	(12)%
Total other expense	$895	$882	$13	1%	$2,687	$2,682	$5	—%

Total other expense increased in the three and nine months ended September 30, 2016 by $13 million and $5 million, respectively, as compared to the same periods in 2015. The increase for the nine months ended September 30, 2016 was primarily driven by higher employee compensation and benefits costs and professional fees, offset by a decrease in other expense. The increase in employee compensation and benefits costs was primarily due to growth in overall headcount driven in part by regulatory and compliance needs. The increase in professional fees was driven by anti-money laundering and related compliance program expenses. The decrease in other expense was primarily due to exit charges related to the closure of our mortgage business in 2015. The increase in total other expense for the three months ended September 30, 2016 was primarily driven by higher marketing and business development costs, which was partially offset by a decrease in professional fees due to the completion of look back related anti-money laundering remediation expenses in the second quarter of 2016.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Income before income tax expense	$961	$974	$2,773	$2,824
Income tax expense	$322	$362	$943	$1,027
Effective income tax rate	33.5%	37.2%	34.0%	36.4%

Income tax expense decreased $40 million and $84 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The effective tax rates for the three and nine months ended September 30, 2016 of 33.5% and 34.0%, respectively, decreased from 37.2% and 36.4% for the same periods in 2015. The decrease in rates is due to certain tax benefits, the settlement with the United States Congress Joint Committee on Taxation that occurred in the second quarter of 2016 and the resolution of certain federal and state tax matters.
Liquidity and Capital Resources
Funding and Liquidity
We seek to maintain stable, diversified and cost-effective funding sources and a strong liquidity profile in order to fund our business and repay or refinance our maturing obligations under both normal operating conditions and periods of economic or financial stress. In managing our liquidity risk, we seek to maintain a prudent liability maturity profile and ready access to an ample store of primary and contingent liquidity sources. Our primary funding sources include deposits, sourced directly from consumers or through brokers, public term asset-backed securitizations and other short-term and long-term borrowings. Our primary liquidity sources include a liquidity portfolio comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities, and private term asset-backed securitizations. In addition, we have unused capacity with the Federal Reserve discount window which provides another source of contingent liquidity.

Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts, and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts. At September 30, 2016, we had $35.3 billion of direct-to-consumer deposits and $13.9 billion of brokered and other deposits.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of September 30, 2016, the DiscoverSeries three-month rolling average excess spread was 13.27%.
We may elect to add receivables to the restricted pool of receivables subject to certain requirements. We elected to add receivables to the restricted pool of receivables as of the end of second quarter 2016. The addition increased the capacity to issue notes to investors or draw on commitments through privately placed securitizations, and resulted in a decrease in receivables pledged at the Federal Reserve discount window. In third quarter, no accounts were added to those restricted for securitization investors. For additional information regarding the seller's interest requirement, see Note 5: Credit Card and Student Loan Securitization Activities to our condensed consolidated financial statements.
At September 30, 2016, we had $16.9 billion of outstanding public asset-backed securities and $5.3 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At September 30, 2016	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$16,860	$4,748	$10,459	$1,653	$—

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
Other Long-Term Borrowings—Student Loans
At September 30, 2016, we had $956 million of remaining principal balance outstanding on securitized debt assumed as part of the acquisition of Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings - Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At September 30, 2016	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2017-2025	$2,300
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2016-2028	$150
Discover Bank fixed-rate senior bank notes, maturing 2018-2026	$6,150
Discover Bank fixed-rate subordinated bank notes, maturing 2019-2020	$700

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the Federal Funds market or the repurchase (“repo”) market through repurchase agreements. Federal Funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At September 30, 2016 and December 31, 2015, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed, undrawn borrowing capacity through privately placed asset-backed securitizations. At September 30, 2016, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, based upon our liquidity stress testing results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates and renewing them approximately one year prior to their scheduled maturity dates.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of September 30, 2016, Discover Bank had $23.0 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingency funding.
Funding Uses
Our primary uses of funds include the extensions of loans and credit, primarily through Discover Bank, the purchase of investment securities for our liquidity portfolio, working capital, and debt and capital service. We assess funding uses and liquidity needs under both the normal course of business and hypothetical adverse environments, considering primary uses of funding, such as on-balance sheet loans, and contingency uses of funding, such as the need to post additional collateral for derivatives positions. In order to anticipate funding needs under adverse environments, we maintain liquidity stress scenarios that assess the impact of a range of unusual business events, such as severe economic recessions, financial market disruptions, adverse operational or reputational events and other forms of stress.
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
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at September 30, 2016. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank's credit ratings were reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of September 30, 2016, would have been approximately $58 million.
A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. Our credit ratings are summarized in the following table:

	Moody’s Investors Service	Standard & Poor’s	Fitch Ratings(1)
Discover Financial Services
Senior unsecured debt	Ba1	BBB-	BBB+
Outlook for Discover Financial Services senior unsecured debt	Stable	Stable	Stable
Discover Bank
Senior unsecured debt	Baa3	BBB	BBB+
Outlook for Discover Bank senior unsecured debt	Stable	Stable	Stable
Subordinated debt	Ba1	BBB-	BBB
Discover Card Execution Note Trust
Class A(2)	Aaa(sf)	AAA(sf)	AAA(sf)

(1)	On September 28, 2016, Fitch Ratings affirmed its Long-Term Issuer Default Rating (senior unsecured credit rating) and outlook for DFS and Discover Bank at BBB+ (Stable).

(2)	An “sf” in the rating denotes rating agency identification for structured finance product ratings.
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
In addition, we conduct liquidity stress testing regularly and ensure contingency funding is in place to address potential liquidity shortfalls. We evaluate a range of stress scenarios that are designed in accordance with regulatory requirements, including idiosyncratic, systemic and a combination of such events that could impact funding sources and our ability to meet liquidity needs. These scenarios measure the projected liquidity position at DFS and Discover Bank across a range of time horizons by comparing estimated contingency funding needs to available contingent liquidity.
Our primary liquidity sources include our liquidity portfolio and private securitizations with unused borrowing capacity, which we could utilize to satisfy liquidity needs during normal and stress conditions. We seek to maintain sufficient liquidity to be able to satisfy all maturing obligations and fund business operations for at least 12 months in a severe stress environment. In addition, we have unused capacity with the Federal Reserve discount window which provides a source of contingent liquidity.
At September 30, 2016, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. government housing agencies, and residential mortgage-backed securities issued by U.S. government housing agencies. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our Statement of Financial Condition as well as operational requirements and market conditions.
At September 30, 2016, our liquidity portfolio and undrawn credit facilities were $43.1 billion, which was $306 million higher than the balance at December 31, 2015. During the three and nine months ended September 30, 2016, the average balance of our liquidity portfolio was $13.1 billion and $13.6 billion, respectively.

	September 30, 2016	December 31, 2015
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$12,406	$9,121
Investment securities(2)	1,611	2,956
Total liquidity portfolio	14,017	12,077
Private asset-backed securitizations(3)	6,000	6,750
Primary liquidity sources	20,017	18,827
Federal Reserve discount window(3)	23,048	23,932
Total liquidity portfolio and undrawn credit facilities	$43,065	$42,759

(1)	Cash-in-process is excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $86 million and $7 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of September 30, 2016 and December 31, 2015, respectively.

(3)	See "— Additional Funding Sources" for additional information.
Bank Holding Company Liquidity
The primary uses of funds at the bank holding company include debt service obligations (interest payments and return of principal) and capital management activities, which include dividends on capital instruments and the periodic repurchase of shares of our common stock. Our primary sources of funds at the bank holding company level include the proceeds from the issuance of unsecured debt and preferred stock in the capital markets, as well as dividends from our subsidiaries, particularly Discover Bank. Under periods of idiosyncratic or systemic stress, the bank holding company could lose or experience impaired access to the capital markets. In addition, our regulators have the discretion to restrict dividend payments from Discover Bank to the bank holding company.
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred dividend payments and debt service obligations using existing cash resources. At September 30, 2016, Discover Financial Services had sufficient cash resources to fund the dividend and debt service payments for more than 18 months.
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
At September 30, 2016, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
As discussed in Note 11: Capital Adequacy to our condensed consolidated financial statements, we are subject to a CET1 capital ratio requirement under the Basel III rules. We believe that providing an estimate of capital position based on the Basel III fully phased-in rules is important to complement the existing capital ratios and for comparability to other financial institutions. In addition, we disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of September 30, 2016, the CET1 capital ratio calculated under Basel III fully phased-in rules and tangible common equity are not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, they are considered to be non-GAAP financial measures. Other financial services companies may also disclose this ratio and metric and definitions may vary, so we advise users of this information to exercise caution in comparing this ratio and metric for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to tangible common equity (dollars in millions):

	September 30, 2016	December 31, 2015
Total common stockholders’ equity(1)	$10,787	$10,715
Less: Goodwill	(255)	(255)
Less: Intangible assets, net	(166)	(168)
Tangible common equity	$10,366	$10,292

(1)	Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.
The following table provides a reconciliation of CET1 capital calculated under Basel III transition rules (a U.S. GAAP financial measure) to CET1 capital calculated and risk-weighted assets under fully phased-in Basel III rules (dollars in millions):

September 30, 2016
Common equity Tier 1 capital (Basel III transition)	$10,618
Adjustments related to capital components during transition(1)	(52)
Common equity Tier 1 capital (Basel III fully phased-in)	$10,566

Risk-weighted assets (Basel III fully phased-in)(2)	$76,493
Common equity Tier 1 capital ratio (Basel III fully phased-in)	13.8%

(1)	Adjustments related to capital components for fully phased-in Basel III include the phase-in of the intangible asset exclusion.

(2)	Key differences under fully phased-in Basel III rules in the calculation of risk-weighted assets include higher risk weighting for past-due loans and unfunded commitments.
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over a nine quarter planning horizon. In April 2016, we submitted our annual capital plan to the Federal Reserve under the Federal Reserve’s CCAR program, which included planned dividends and share repurchases over the nine quarter planning horizon. In June 2016, we received non-objection from the Federal Reserve with respect to our proposed capital actions through June 30, 2017. On August 19, 2016, we received a non-objection from the Federal Reserve with respect to the repurchase of up to an additional $100 million of shares of our common stock. This amount is in addition to the $1.95 billion of share repurchases included in our 2016 capital plan. Our ability to make capital distributions, including our ability to pay dividends on or repurchase shares of our common stock, will continue to be subject to the Federal Reserve’s review and non-objection of the actions that we propose each year in our annual capital plan.

Also in June 2016, the Federal Reserve published the results of its annual supervisory stress tests for bank holding companies with $50 billion or more in total consolidated assets, including Discover Financial Services. At that same time, we published company-run stress test results for Discover Financial Services and Discover Bank. Discover Financial Services is required to publish company-run stress tests results twice each year in accordance with Federal Reserve rules and Discover Bank is required to publish bank-run stress test results under FDIC rules. We published our most recent mid-year stress test results on October 6, 2016.
We recently declared a quarterly cash dividend on our common stock of $0.30 per share, payable on November 17, 2016 to holders of record on November 3, 2016, which is consistent with last quarter. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on November 28, 2016, to holders of record on November 11, 2016, which was the same as the amount paid on our preferred stock in the prior quarter.
On July 14, 2016, our board of directors approved a share repurchase program authorizing the repurchase of up to $2.5 billion of our outstanding shares of common stock. The program expires on October 31, 2017 and may be terminated at any time. This program replaced the prior $2.2 billion program, which had $158 million of remaining authorization. During the three months ended September 30, 2016, we repurchased approximately 10 million shares, or 2%, of our outstanding common stock for $581 million. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at September 30, 2016, which include deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $82.7 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2015 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments.”
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At September 30, 2016, our unused commitments were approximately $190.8 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may restrict our ability to increase the rates that we charge to customers for new loans. At September 30, 2016, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2016, we estimate that net interest income over the following 12-month period would increase by approximately $227 million, or 3%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2015, we estimated that net interest income over the following 12-month period would increase by approximately $217 million, or 3%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their historical minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further assuming U.S. market interest rates continue to remain above zero percent. Sustained negative interest rates for an economy the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that U.S market interest rates could fall below zero percent, this has not historically occurred in the United States. Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior, and the overall growth and composition of the balance sheet. These assumptions are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented above. Our actual earnings are dependent on multiple factors including, but not limited to, the direction and timing of changes in interest rates the movement of short-term versus long-term rates, balance sheet design, competitor actions, which may affect pricing decisions in our loans and deposits, and strategic actions undertaken by management.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
July 1 - 31, 2016
Repurchase program(1)	2,900,284	$55.41	2,900,284	$2,404,300,076
Employee transactions(2)	8,794	$54.87	N/A	N/A
August 1 - 31, 2016
Repurchase program(1)	3,291,869	$57.59	3,291,869	$2,214,709,550
Employee transactions(2)	1,782	$54.64	N/A	N/A
September 1 - 30, 2016
Repurchase program(1)	3,927,337	$58.73	3,927,337	$1,984,040,245
Employee transactions(2)	916	$59.60	N/A	N/A

Total
Repurchase program(1)	10,119,490	$57.41	10,119,490	$1,984,040,245
Employee transactions(2)	11,492	$55.21	N/A	N/A

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

Discover Financial Services (Registrant)

By:	/s/ R. MARK GRAF
R. Mark Graf Executive Vice President and Chief Financial Officer
Date: October 27, 2016

Exhibit Index

Exhibit Number	Description

4.1
Fiscal and Paying Agency Agreement, dated July 27, 2016, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services’ current report on Form 8-K filed on July 28, 2016 and incorporated herein by reference thereto).

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